Form 10-Q
period 1995-03-31
WEBSTER FINANCIAL CORP
filed 1995-05-15
CIK 801337

                               UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ending                      March 31, 1995
                       --------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                              -----------------------    ----------------------
Commission File Number:          0-15213
                       --------------------------------------------------------

                         WEBSTER FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                                                          06-1187536
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

First Federal Plaza, Waterbury, Connecticut                               06720
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (203) 753-2921
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- - -------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   [X] Yes    [ ]  No

                      APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                   [ ] Yes    [ ]  No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable date.

 Common Stock (par value $ .01)                    5,487,300 Shares
 ------------------------------        ----------------------------------------
           (Class)                     Issued and Outstanding at March 31, 1995

Webster Financial Corporation and Subsidiaries
- - -------------------------------------------------------------------------------










                                     INDEX




                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

     Consolidated Statements of Condition at March 31, 1995
     and December 31, 1994                                                   3

     Consolidated Statements of Income for the
     Three Months Ended March 31, 1995 and 1994                              4

     Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 1995 and 1994                              5

     Notes to Consolidated Financial Statements                              6

     Management's Discussion and Analysis of Financial Statements           10


PART II - OTHER INFORMATION                                                 15

SIGNATURES                                                                  16

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in Thousands, Except Share Data)
- - -------------------------------------------------------------------------------

                                     ASSETS

                                                                                     March 31,   December 31,
                                                                                        1995         1994
                                                                                     ----------   ----------
Cash and Due from Depository Institutions                                            $   34,374   $   36,089
Interest-bearing Deposits                                                                47,443       52,752
Securities (Market value: $145,267 in 1995;
  $151,975 in 1994) (Note 4)                                                            145,321      153,587
Mortgage-backed Securities (Market value: $671,666 in 1995;
  $589,909 in 1994) (Note 4)                                                            687,616      617,031
Loans Receivable, Net                                                                 1,642,197    1,656,022
Segregated Assets, Net                                                                  130,919      137,096
Accrued Interest Receivable                                                              16,738       16,557
Premises and Equipment, Net                                                              30,727       31,075
Other Real Estate Acquired Through Foreclosure, Net                                      21,832       25,636
Prepaid Expenses and Other Assets                                                        28,921       35,619
                                                                                     ----------   ----------
    Total Assets                                                                     $2,786,088   $2,761,464
                                                                                     ==========   ==========



                      LIABILITIES AND SHAREHOLDERS' EQUITY


Deposits                                                                           $  2,171,305   $2,163,467
Federal Home Loan Bank Advances                                                         382,000      367,000
Other Borrowings                                                                         43,130       43,675
Advance Payments by Borrowers for Taxes and Insurance                                     7,734       12,336
Accrued Expenses and Other Liabilities                                                   38,527       37,045
                                                                                   ------------   -----------
    Total Liabilities                                                                 2,642,696    2,623,523
                                                                                   ------------   -----------

Shareholders' Equity:
 Cumulative  Convertible  Preferred  Stock,  Series B, 172,129
   shares issued and outstanding at March 31, 1995
   and December 31, 1994                                                                      2            2
 Common Stock, $.01 par value:
   Authorized - 14,000,000 shares;
   Issued - 5,958,074 shares at March 31, 1995
     and 5,958,074 at December 31, 1994                                                      60           60
 Paid in Capital                                                                         96,481       96,476
 Retained Earnings                                                                       56,037       52,573
 Less Treasury Stock at Cost, 470,774 shares
   at March 31, 1995 and 475,874 shares at December 31, 1994                             (3,684)      (3,692)
 Less Employee Stock Ownership Plan Shares
   Purchased with Debt                                                                   (3,207)      (3,675)
 Unrealized Securities (Losses) Gains, Net                                               (2,297)      (3,803)
                                                                                   ------------   -----------
   Total Shareholders' Equity                                                           143,392      137,941
                                                                                   ------------   -----------
   Total Liabilities and Shareholders' Equity                                      $  2,786,088   $2,761,464
                                                                                   ============   ===========

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Share Data)
- - -------------------------------------------------------------------------------

                                                                          Three Months Ended
                                                                   March 31, 1995   March 31, 1994
                                                                   --------------   --------------
Interest Income:
  Loans and Segregated Assets                                          $ 33,437        $ 27,682
  Mortgage-backed Securities                                             10,348           7,567
  Securities and Interest-bearing Deposits                                2,400           1,799
                                                                       --------        --------
      Total Interest Income                                              46,185          37,048
                                                                       --------        --------

Interest Expense:
  Interest on Deposits                                                   19,688          14,891
  Interest on Borrowings                                                  6,657           3,878
                                                                       --------        --------
    Total Interest Expense                                               26,345          18,769
                                                                       --------        --------

    Net Interest Income                                                  19,840          18,279
Provision for Loan Losses                                                   280             900
                                                                       --------        --------
    Net Interest Income After Provision for Loan Losses                  19,560          17,379
                                                                       --------        --------

Noninterest Income:
  Fees and Service Charges                                                3,197           2,155
  Gain on Sale of Loans, Securities and Mortgage-backed
    Securities, Net                                                         311             324
  Other Noninterest Income                                                  890             611
                                                                       --------        --------
    Total Noninterest Income                                              4,398           3,090
                                                                       --------        --------

Noninterest Expenses:
  Salaries and Employee Benefits                                          8,449           6,615
  Occupancy Expense of Premises                                           1,414           1,298
  Furniture and Equipment Expenses                                        1,378             979
  Federal Deposit Insurance Premiums                                      1,262           1,111
  Other Real Estate Owned Expenses and Provisions, Net (Note 6)           1,322           1,069
  Other Operating Expenses                                                3,309           3,211
                                                                       --------        --------
    Total Noninterest Expenses                                           17,134          14,283
                                                                       --------        --------

Income Before Income Taxes                                                6,824           6,186
Income Taxes                                                              2,160           2,376
                                                                       --------        --------

Net Income                                                                4,664           3,810
Preferred Stock Dividends                                                   324             469
                                                                       --------        --------

Net Income Available to Common Shareholders                            $  4,340        $  3,341
                                                                       ========        ========

Net Income Per Common Share:
   Primary                                                             $   0.78        $   0.77
   Fully Diluted                                                           0.71            0.66

Dividends Declared Per Common Share                                    $   0.16        $   0.13

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In Thousands)
- - -------------------------------------------------------------------------------

                                                                                   Three Months Ended
                                                                             March 31, 1995    March 31, 1994
                                                                             --------------    --------------
OPERATING ACTIVITIES:
Net Income                                                                    $    4,664         $    3,810
Adjustments to Reconcile Net Income to Net
  Cash Provided (Used) by Operating Activities:
   Provision for Loan Losses                                                         280                900
   Provision for Other Real Estate Owned Losses                                      615                262
   Provision for Depreciation and Amortization                                       992                931
   Amortization of Securities Premiums, Net                                          161                165
   Amortization of Core Deposit Intangible                                           182                343
   Gains on Sale of Other Real Estate Owned                                         (163)               (74)
   Loans and Securities Gains, Net                                                  (145)              (126)
   Gains on Sale of Trading Securities                                              (167)              (198)
   Decrease (Increase) in Trading Securities                                       8,140             (8,390)
   Loans Originated for Sale                                                     (63,221)           (34,977)
   Sale of Loans, Originated for Sale                                             34,021             66,485
   (Increase) Decrease in Interest Receivable                                       (108)             3,109
   (Decrease) Increase in Interest Payable                                          (537)             1,273
   Increase in Accrued Expense and Other Liabilities, Net                          1,939                205
   Decrease in Prepaid Expenses and Other Assets, Net                              5,960                132
                                                                              ----------         ----------
   Net Cash (Used) Provided by Operating Activities                               (7,387)            33,850
                                                                              ----------         ----------

INVESTING ACTIVITIES:
  Purchases of Securities Available for Sale                                      (1,034)           (41,427)
  Purchases of Securities Held to Maturity                                          (290)              --
  Maturities of Securities                                                            93              7,338
  Proceeds from Sales of Securities Available for Sale                             9,929               --
  Net Decrease (Increase) in Interest-bearing Deposits                             5,309             (8,665)
  Purchase of Loans                                                                 --              (31,681)
  Net Decrease (Increase) in Loans                                                43,743            (55,996)
  Proceeds from Sales of OREO                                                      2,654              2,918
  Net Decrease in Segregated Assets                                                6,039             16,441
  Purchase of Mortgage-backed Securities Available for Sale                      (27,503)           (35,632)
  Purchase of Mortgage-backed Securities Held to Maturity                        (76,535)              --
  Principal Collected on Mortgage-backed Securities                               17,774             53,774
  Proceeds from Sale of Mortgage-backed Securities Available For Sale              9,084               --
  Purchase of Premises and Equipment                                                (644)            (1,572)
  Purchase of FHLB Stock                                                            --               (1,201)
  Net Cash and Cash Equivalents Received from Banking Institutions
    Acquired                                                                        --               15,490
                                                                              ----------         ----------
  Net Cash Used by Investing Activities                                          (11,381)           (80,213)
                                                                              ----------         ----------

FINANCING ACTIVITIES:
  Net Increase in Deposits                                                         7,838             52,399
  Proceeds from Sale of Common Stock                                                --               21,923
  Repayment of FHLB Advances and Other Borrowings                               (165,376)          (247,286)
  Proceeds from FHLB Advances and Other Borrowings                               180,376            264,286
  Cash Dividends to Common and Preferred Shareholders                             (1,200)              (936)
  Net Decrease in Advance Payments for Taxes And Insurance                        (4,602)           (13,439)
  Exercise of Stock Options                                                           17                 78
                                                                              ----------         ----------
    Net Cash Provided by Financing Activities                                     17,053             77,025
                                                                              ----------         ----------
    (Decrease) Increase in Cash and Cash Equivalents                              (1,715)            30,662
  Cash and Cash Equivalents at Beginning of Period                                36,089             17,833
                                                                              ----------         ----------
   Cash and Cash Equivalents at End of Period                                 $   34,374         $   48,495
                                                                              ==========         ==========

  Supplemental Disclosures:
    Income Taxes Paid                                                         $    3,100         $    1,050
    Interest Paid                                                                 26,237             21,878

  Supplemental Schedule of Noncash Investing and Financing Activities:

   Transfer of Loans to Real Estate Acquired Through
     Foreclosure                                                              $    2,601         $    4,012

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three-month period ended March 31, 1995 are not necessarily indicative of the results which may be expected for the year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in Webster's 1994 Annual Report to shareholders.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Webster Financial Corporation ("Webster") and its wholly owned subsidiaries First Federal Bank, a federal savings bank ("First Federal") and Bristol Savings Bank ("Bristol"), a Connecticut capital stock savings bank (collectively the "Banks").

NOTE 3 - ACQUISITIONS

 SHORELINE BANK AND TRUST COMPANY

         On December 16, 1994, Webster acquired Shoreline Bank and Trust Company, a Connecticut chartered commercial bank with $51 million in assets based in Madison, Connecticut. In connection with the acquisition, Webster issued 266,500 shares of its common stock for all of the outstanding shares of Shoreline common stock based on an exchange ratio of 1 share of Webster's common stock for 2 shares of Shoreline's common stock. The acquisition was accounted for as a pooling of interests and as such the consolidated financial statements include Shoreline's financial data as if Shoreline had been combined as of the beginning of the earliest period presented. As part of the acquisition, Shoreline was merged into First Federal and its Madison banking office became a full service office of First Federal.

 BRISTOL SAVINGS BANK

         On March 3, 1994, Bristol Savings Bank converted from a Connecticut mutual savings bank to a Connecticut capital stock savings bank and concurrently became a wholly-owned subsidiary of Webster and a sister bank to First Federal (the "Bristol Acquisition"). Webster became a multiple holding company as a result of the Bristol Acquisition. In connection with the conversion Webster completed the sale of 1,150,000 shares of its common stock in related subscription and public offerings. Webster invested in Bristol a total of $31.0 million, consisting of the net proceeds of approximately $21.9 million from the subscription and public offerings plus existing funds from the holding company. As a result of this investment, Bristol meets all ratios required by the FDIC for a "well-capitalized" savings bank. The Bristol acquisition was accounted for as a purchase and results of operations relating to Bristol are included in the accompanying Consolidated Financial Statements only for the period subsequent to the effective date of the acquisition.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------


NOTE 4 - SECURITIES AND MORTGAGE-BACKED SECURITIES

         On December 31, 1993, Webster adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires securities to be classified into one of three categories. Securities with fixed maturities that are classified as Held to Maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts over the estimated terms of the securities utilizing a method which approximates the level yield method. Securities that management intends to hold for indefinite periods of time (including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors) are classified as Available for Sale. All Equity Securities are classified as Available for Sale. Securities Available for Sale are carried at fair value with unrealized gains and losses recorded as adjustments to shareholders' equity on a tax affected basis. Securities classified as Trading Securities are carried at fair value with unrealized gains and losses included in earnings. Gains and losses on the sales of securities are recorded using the specific identification method.

A summary of securities follows (in thousands):

                                                              March 31, 1995                    December 31, 1994
                                                     ------------------------------       -----------------------------
                                                                        Estimated                             Estimated
                                                          Book             Fair              Book                Fair
                                                          Value            Value             Value               Value
                                                     ------------       -----------       -----------        ----------
Available for Sale Portfolio:
  U.S. Treasury Notes:
    Matures within 1 year                            $    3,492         $    3,481        $    3,489         $    3,451
  U.S. Government Agency:
    Matures in less than 5 years                         32,882             32,377            32,880             31,265
  Corporate Bonds and Notes:
    Matures over 5 through 10 years                       2,985              2,977             2,985              2,974
  Equity Securities:
    Mutual Funds                                          6,587              6,443            16,188             15,703
    Stock in Federal Home Loan Bank of Boston            24,476             24,476            24,476             24,476
    Other Equity Securities                              12,645             13,083            11,811             11,456
  Unrealized Securities Losses, Net                        (230)              --              (2,504)              --
                                                     ----------         ----------        ----------         ----------
                                                         82,837             82,837            89,325             89,325
                                                     ----------         ----------        ----------         ----------
Held to Maturity Portfolio:
  U.S. Treasury Notes:
    Matures within 1 year                                 2,809              2,772             3,318              3,248
  U.S. Government Agency:
    Matures within 1 year                                 1,117              1,114              --                 --
    Matures within 5 years                               58,240             58,246            60,625             59,114
  Corporate Bonds and Notes:
    Matures over 5 through 10 years                         318                298               319                288
                                                     ----------         ----------        ----------         ----------
                                                         62,484             62,430            64,262             62,650
                                                     ----------         ----------        ----------         ----------
    Total                                            $  145,321         $  145,267        $  153,587         $  151,975
                                                     ==========         ==========        ==========         ==========

Webster Financial Corporation and Subsidiaries

- - -------------------------------------------------------------------------------

NOTE 4 - SECURITIES AND MORTGAGE-BACKED SECURITIES - Continued

A summary of mortgage-backed securities follows (in thousands):

                                               March 31, 1995          December 31, 1994
                                         -----------------------   ------------------------
                                                      Estimated                   Estimated
                                           Book          Fair          Book          Fair
                                           Value         Value         Value         Value
                                        ----------    ----------   ----------    ----------
Trading Securities:
  Collateralized Mortgage Obligations   $    9,403    $    9,403   $    9,311    $    9,311
  GNMA                                       5,031         5,031       13,706        13,706
                                        ----------    ----------   ----------    ----------
                                            14,434        14,434       23,017        23,017
                                        ----------    ----------   ----------    ----------

Available for Sale Portfolio:
  Collateralized Mortgage Obligations       73,714        72,600       57,121        56,083
  FNMA                                      11,192        11,578       11,316        11,560
  Unrealized Securities Losses, Net           (728)         --           (794)         --
                                        ----------    ----------   ----------    ----------
                                            84,178        84,178       67,643        67,643
                                        ----------    ----------   ----------    ----------

Held to Maturity Portfolio:
  FHLMC                                     73,028        70,844       74,951        70,622
  FNMA                                     161,576       157,880      165,266       156,857
  GNMA                                       1,856         1,911        1,919         1,922
  Collateralized Mortgage Obligations      352,190       342,075      283,861       269,492
  Other Mortgage-backed Securities             354           344          374           356
                                        ----------    ----------   ----------    ----------
                                           589,004       573,054      526,371       499,249
                                        ----------    ----------   ----------    ----------
    Total                               $  687,616    $  671,666   $  617,031    $  589,909
                                        ==========    ==========   ==========    ==========

NOTE 5 - NET INCOME PER SHARE

         Primary earnings per share on net income is calculated by dividing net income less preferred stock dividend requirements by the weighted-average number of shares of common stock and common stock equivalents outstanding, when dilutive. The common stock equivalents consist of common stock options. Fully diluted earnings per share on net income are calculated by dividing adjusted net income by the weighted-average fully diluted common shares, including the effect of common stock equivalents and the hypothetical conversion into common stock of the Series B 7 1/2% Cumulative Convertible Preferred Stock. The weighted-average number of shares used in the computation of primary and fully diluted earnings per share for the March 31, 1995 quarter were 5,546,777 and 6,545,222, and for the March 31, 1994 quarter were 4,338,823 and 5,773,357.

NOTE 6 - REAL ESTATE OWNED EXPENSES AND PROVISIONS, NET

     Other real estate owned expenses and provisions, net are summarized as follows (in thousands):

                                                                        Three Months
                                                                      Ended March 31,
                                                                      1995       1994
                                                                    --------   --------
Gain on sale of real estate acquired  in settlement of loans, net   $  (163)   $   (74)
Provision for losses on other real estate owned                         615        262
Rental income                                                          (144)      (186)
Other real estate owned expenses                                      1,014      1,067
                                                                    -------    -------
Other real estate owned expenses and provisions, net                $ 1,322    $ 1,069
                                                                    =======    =======

Webster Financial Corporation and Subsidiaries

- - -------------------------------------------------------------------------------


NOTE 7 - ACCOUNTING FOR IMPAIRED LOANS

   In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". Under FAS No. 114, a loan is considered impaired when it is probable that the creditor will be unable to collect amounts due - both principal and interest - according to the contractual terms of the loan agreement. This statement does not apply to large groups of small-balance homogeneous loans that are collectively evaluated for impairment such as residential and consumer loans. When a loan is impaired, a creditor has a choice of ways to measure impairment. The measurement of impairment may be based on, (1) the present value of expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. When a loan has been deemed to be impaired, a valuation allowance is established for the amount of such impairment.

   Webster adopted FAS No. 114 during the quarter ended March 31, 1995 with no impact on results of operations. At March 31, 1995, Webster had $18.3 million of impaired loans of which $10.1 million had allowances for losses on impaired loans of $680,439. The allowance for losses on impaired loans was established as a result of an allocation from the allowance for losses on loans.

   In October 1994, the Financial Accounting Standards Board issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". This amendment to SFAS No. 114 allows institutions to use existing methods for recognizing interest income on impaired loans. Webster's policy with regard to the recognition of interest income on impaired loans includes an individual assessment of each loan. Interest which is more than 90 days past due is not accrued. When payments on impaired loans are received, Webster will record interest income on a cash basis or apply the total payment to principal based on an individual assessment of each loan. Interest income recognized on impaired loans in the first quarter of 1995 amounted to $25,095.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------


GENERAL

         Webster, through its subsidiaries First Federal, and Bristol, is primarily engaged in the business of attracting deposits from the general public and investing these funds in loans for the purchase, construction or refinancing of one-to-four family homes. Webster also provides commercial banking deposit and loan services.

CHANGES IN FINANCIAL CONDITION

         Total assets were $2.8 billion at March 31, 1995, an increase of $24.6 million from December 31, 1994. Net loans receivable amounted to $1.64 billion at March 31, 1995 compared to $1.66 billion at December 31, 1994, a decrease of $13.8 million. The decrease in net loans receivable is primarily attributable to repayments of principal. Segregated Assets decreased from $137.1 million at December 31, 1994 to $130.9 million at March 31, 1995 due primarily to $2.2 million of gross charge-offs and $4.0 million of principal repayments. Other real estate owned ("OREO") was $21.8 million at March 31, 1995 compared to $25.6 million at December 31, 1994, a decrease of $3.8 million due primarily to $1.5 million in charge-offs and $1.7 million in OREO sales. Total liabilities at March 31, 1995 increased $19.2 million from December 31, 1994 due primarily to increases in deposits of $7.8 million and FHLB advances of $15.0 million which were offset by decreases in escrow, other borrowings and other liabilities of $3.7 million.

     Shareholders' equity was $143.4 million at March 31, 1995 compared to $137.9 million at December 31, 1994. First Federal Bank had core, tier 1 risk-based capital and total risk-based capital ratios of 5.59%, 12.20% and 13.43%, respectively, at March 31, 1995. Bristol's leveraged, tier 1 risk-based capital and total risk-based capital ratios at March 31, 1995 were 8.70%, 13.91% and 15.19% respectively. Both Banks meet the regulatory capital requirements for a "well capitalized" institution.

ASSET QUALITY

     Webster strives to maintain high asset quality. At March 31, 1995, residential first mortgage and consumer loans comprised 90% of the loan portfolio while commercial and industrial loans and commercial real estate loans comprised 10%, excluding Segregated Assets. Most of Webster's securities are obligations of the U.S. Treasury or U.S. Government Agencies. All other fixed income securities must have an investment rating in the top two rating categories by a major rating service at time of purchase.

     A breakdown of loans receivable, net by loan type as of March 31, 1995 and December 31, 1994 follows (in thousands):

                                       March 31, 1995  December 31, 1994
                                        ------------    -----------
Residential Mortgage Loans               $ 1,374,898    $ 1,390,995
Commercial Real Estate Loans                 108,452        109,339
Commercial and Industrial Loans               58,385         58,679
Consumer Loans (Including Home Equity)       143,244        142,445
                                         -----------    -----------
   Total Loans                             1,684,979      1,701,458
Allowance for Loan Losses                    (42,782)       (45,436)
                                         -----------    -----------
   Loans Receivable, Net                 $ 1,642,197    $ 1,656,022
                                         ===========    ===========

     Included above at March 31, 1995 and December 31, 1994 were loans held for sale of $10.0 million and $24.7 million respectively. Loans held for sale at March 31, 1995 and December 31, 1994 represented one-to-four family residential mortgage loans.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)
- - --------------------------------------------------------------------------


     The following table details the nonaccrual loans and other real estate owned at March 31, 1995 and December 31, 1994 (in thousands):

                                          March 31, 1995  December 31, 1994
                                          --------------  -----------------
Loans Accounted For on a Nonaccrual Basis:
     Residential Real Estate                 $17,329          $17,124
     Commercial Real Estate                   15,090           15,201
     Consumer                                  1,163            1,234
                                             -------          -------
       Total Nonaccrual Loans                 33,582           33,559

Real Estate Acquired Through Foreclosure:
     Residential and Consumer                  6,908            8,496
     Commercial                               14,924           17,140
                                             -------          -------
       Total Nonaccrual Loans and OREO       $55,414          $59,195
                                             =======          =======

     The decrease in nonaccrual loans and OREO of $3.8 million at March 31, 1995 compared to December 31, 1994 is due primarily to sales and charge-offs.

         At March 31, 1995, Webster's allowance for losses on loans of $42.8 million represented 127% of nonaccrual loans and its total allowances for losses on loans and OREO of $44.4 million amounted to 78% of nonaccrual loans and OREO. A detail of the changes in the allowances for losses on loans and OREO for the three months ended March 31, 1995 follows (in thousands):


                                        Allowances For Losses On          Total
                                    --------------------------------
                                      Loans   Impaired Loans   OREO     Allowances
                                    --------  --------------  ------    ----------
Balance at December 31, 1994        $ 45,436    $   --      $  2,473    $ 47,909
Provisions                               280        --           615         895
Allocation from General Allowance     (1,013)      1,013        --          --
Losses Charged to Allowances          (3,649)       (333)     (1,559)     (5,541)
Recoveries Credited to Allowances      1,048        --           111       1,159
                                    --------    --------    --------    --------
Balance at March 31, 1995           $ 42,102    $    680    $  1,640    $ 44,422
                                    ========    ========    ========    ========

Segregated Assets, Net

     Segregated Assets, Net at March 31, 1995 included the following assets purchased from the FDIC in the First Constitution Acquisition which are subject to a loss-sharing arrangement with the FDIC (in thousands):

                                       March 31, 1995   December 31, 1994
                                       --------------   -----------------
Commercial Real Estate Loans             $   95,836        $   98,813
Commercial Loans                             14,710            15,377
Multi-Family Real Estate Loans               18,296            18,124
Other Real Estate Owned                       6,194             9,202
                                         ----------        ----------
                                            135,036           141,516
Allowance for Segregated Assets Losses       (4,117)           (4,420)
                                         ----------        ----------
  Segregated Assets, Net                 $  130,919        $  137,096
                                         ==========        ==========

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
- - -------------------------------------------------------------------------------

     Under the Purchase and Assumption Agreement with the FDIC relating to the First Constitution Acquisition during the first five years after October 2, 1992 (the "Acquisition Date"), the FDIC is required to reimburse Webster quarterly for 80% of all net charge-offs (i.e., the excess of charge-offs over recoveries) and certain permitted expenses related to the Segregated Assets acquired by Webster.

     During the sixth and seventh years after the Acquisition Date, Webster is required to pay quarterly to the FDIC an amount equal to 80% of the recoveries during such years on Segregated Assets which were previously charged off after deducting certain permitted expenses related to those assets. Webster is entitled to retain 20% of such recoveries during the sixth and seventh years following the Acquisition Date and 100% thereafter.

     Upon termination of the seven-year period after the Acquisition Date, if the sum of net charge-offs on Segregated Assets for the first five years after the Acquisition Date plus permitted expenses during the entire seven-year period, less any recoveries during the sixth and seventh year on Segregated Assets charged off during the first five years, exceeds $49.2 million, the FDIC is required to pay Webster an additional 15% of any such excess over $49.2 million at the end of the seventh year. Reimbursements received for net charge-offs and eligible expenses on Segregated Assets aggregated $2.0 million in the first quarter of 1995.

     A detail of changes in the allowance for Segregated Assets losses follows (in thousands):

Balance at December 31, 1994            $  4,420
Provisions Charged to Operations            --
Charge-offs                                 (440)
Recoveries                                   137
                                        --------
  Balance at March 31, 1995             $  4,117
                                        ========

     The following table details nonperforming Segregated Assets at March 31, 1995 and December 31, 1994 (in thousands):

                                             March 31, 1995  December 31, 1994
                                             --------------  -----------------
Segregated Assets accounted for on a
  non-accrual basis:

  Commercial Real Estate Loans                   $11,791        $13,795
  Commercial Loans                                 3,315          3,678
  Multi-Family Real Estate Loans                   1,232            576
                                                 -------        -------
    Total Nonaccrual Loans                        16,338         18,049

Real Estate Acquired Through Foreclosure:
  Commercial Real Estate                           4,774          7,753
  Multi-Family Real Estate                         1,420          1,449
                                                 -------        -------
    Total                                        $22,532        $27,251
                                                 =======        =======

ASSET/LIABILITY MANAGEMENT

         The goal of Webster's asset/liability policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments. To this end, Webster's strategies for managing interest-rate risk are responsive to changes in the interest-rate environment and to market demands for particular types of deposit and loan products. Management measures interest-rate  risk  using  GAP,  duration  and  simulation  analyses.  Based on
Webster's asset/liability mix at March 31, 1995, management's simulation analysis of the effects of changing interest rates projects that an instantaneous 200 basis point increase in interest rates would decrease the net interest income by less than 10% at March 31, 1995. At March 31, 1995, Webster had a .2% positive GAP position in the one year time horizon which means that cumulative interest-rate sensitive assets exceed cumulative interest-rate sensitive liabilities for that period. Management believes that its interest-rate risk position represents a reasonable amount of interest-rate risk at this point in time.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
- - -------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     Under regulations of the Office of Thrift Supervision, First Federal is required to maintain assets which are readily marketable in an amount equal to 5% or more of its net withdrawable deposits plus short-term borrowings. At March 31, 1995, First Federal had a liquidity ratio of 6.2% and was in compliance with applicable regulations. Bristol, as an FDIC regulated institution, has no such specific liquidity requirement. At March 31, 1995, Webster had mortgage commitments outstanding of $31.2 million and unused home equity credit lines of $93.0 million.

RESULTS OF OPERATIONS

     Comparison of the three-month period ended March 31, 1995 and 1994:

General

     Net Income for the three-month period ended March 31, 1995 amounted to $4.7 million or $.71 per fully diluted share compared to net income of $3.8 million or $.66 per fully diluted share for the same period in 1994. Earnings available to common shareholders increased 30% in the first quarter of 1995 to $4.3 million from $3.3 million in the same period in 1994. The increases are attributable primarily to the acquisition of Bristol on March 3, 1994.

NET INTEREST INCOME

     Net Interest Income for the quarter ended March 31, 1995 was $19.8 million compared to $18.3 million for the same period a year earlier. The increase is primarily attributable to higher volumes of interest earning assets in the 1995 first quarter as compared to the same period a year earlier due to the acquisition of Bristol. Partially offsetting such increases was a decrease in the net interest rate spread to 3.06% for the quarter ended March 31, 1995 from 3.15% for the same period a year earlier. The decrease is primarily attributable to the cost of funds increasing more than the yields on earning assets.

     Interest Income for the three months ended March 31, 1995 amounted to $46.2 million compared to $37.0 million for the same period a year earlier. The increase is due primarily to a higher amount of average earning assets and higher yields on loans, mortgage-backed securities and investments, which increased to 7.22% for the three months ended March 31, 1995 compared to 6.60% for the same quarter during 1994.

     Interest Expense for the three months ended March 31, 1995 amounted to $26.3 million compared to $18.8 million for the same period a year earlier. This increase is due primarily to a higher amount of average interest-bearing liabilities and higher yields on deposits and Federal Home Loan Bank advances. The cost of interest-bearing liabilities increased to 4.16% for the three months ended March 31, 1995 compared to 3.45% for the same quarter during 1994.

Provision for Loan Losses

     In the first quarter of 1995, Webster recorded provisions for loan losses amounting to $280,000 as compared to $900,000 for the same period in 1994. At March 31, 1995, the allowance for loan losses was $42.8 million and represented 127% of nonaccrual loans, compared with $54.7 million and 120% a year earlier.

Noninterest Income

     Noninterest Income for the three months ended March 31, 1995 amounted to $4.4 million compared to $3.1 million for the same quarter a year earlier. Income from fees and service charges was $3.2 million for the first quarter of 1995 and $2.2 million for the same period in 1994. The increase is due primarily to an increase in deposit product fees as a result of a larger deposit base because of the acquisition of Bristol. There were $311,000 of gains on sale of loans and securities for the three months ended March 31, 1995 versus gains of $324,000 for the same period in 1994.

Webster Financial Corporation and Subsidiaries

- - -------------------------------------------------------------------------------


Noninterest Expenses

     Noninterest expenses for the three months ended March 31, 1995 amounted to $17.1 million compared to $14.3 million for the same period in 1994. The increase is due primarily to higher salary and benefit expenses, occupancy expenses, increased furniture and equipment expenses, and increased premiums for federal deposit insurance because of a larger deposit base. OREO expenses and provisions amounted to $1.3 million for the three months ended March 31, 1995 versus $1.1 million for the same period in 1994 due primarily to an increase in provisions for OREO losses in the 1995 first quarter.

Income Taxes

     Total Income tax expense amounted to $2.2 million for the first quarter of 1995 compared to $2.4 million in the same quarter of 1994. The decrease is due primarily to benefits from the utilization of tax loss carryforwards and the reduction of the deferred tax valuation allowance primarily relating to Bristol.

                          PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS  - Not Applicable

Item 2.  CHANGES IN SECURITIES  -  Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES  -  Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Registrant's annual meeting of shareholders was held on April 25, 1995.

        (b)   Not Applicable

        (c)   The  following  matters  were  voted  upon  and  approved  by  the
              Registrant's shareholders at the 1995 annual meeting: (i) the re-election of three incumbent directors, each for a three-year term (Proposal 1); (ii) ratification of the appointment of KPMG Peat Marwick as independent auditors of Webster for the year ending December 31, 1995 (Proposal 2). As to Proposal 1, Harold W. Smith received 4,412,533 votes for election and 36,343 votes were withheld, James C. Smith received 4,415,053 votes for election and 33,823 votes were withheld; Joel S. Becker received 4,409,219 votes for election and 39,657 votes were withheld. As to Proposal 2, shareholders cast 4,423,466 votes for, 14,442 votes against and 10,968 abstentions.

        (d)   Not Applicable

Item 5.  OTHER INFORMATION - Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits - None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                         WEBSTER FINANCIAL CORPORATION
                                   Registrant






 Date:    May 12, 1995                 By:   /s/ John V. Brennan
       --------------------               --------------------
                                          John V. Brennan
                                          Executive Vice President,
                                          Chief Financial Officer and Treasurer






 Date:    May 12, 1995                 By:   /s/ Peter J. Swiatek
      ----------------------               ---------------------
                                           Peter J. Swiatek
                                           Controller