Form 10-Q/A
period 1995-03-31
WEBSTER FINANCIAL CORP
filed 1995-05-26
CIK 801337

                               UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                   (Mark One)

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

                         WEBSTER FINANCIAL CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                                                          06-1187536
- -------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

First Federal Plaza, Waterbury, Connecticut                               06720
- -------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (203) 753-2921
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable date.

 Common Stock (par value $ .01)                    5,487,300 Shares
 ------------------------------        ----------------------------------------
           (Class)                     Issued and Outstanding at March 31, 1995

Webster Financial Corporation and Subsidiaries
- -------------------------------------------------------------------------------










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

CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in Thousands, Except Share Data)
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

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Share Data)
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

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In Thousands)
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

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------


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

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------


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

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
                                         ==========        ==========

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)
- -------------------------------------------------------------------------------

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

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)
- -------------------------------------------------------------------------------

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