Form 10-Q
period 1995-06-30
WEBSTER FINANCIAL CORP
filed 1995-08-14
CIK 801337

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

For the period ending             June 30, 1995
                       --------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                     to
                              ---------------------  --------------------------
Commission File Number:          0-15213
                       --------------------------------------------------------

                         WEBSTER FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                                           06-1187536
- -------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

First Federal Plaza, Waterbury, Connecticut                             06720
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable date.


 Common Stock (par value $ .01)                     5,502,142 Shares
 ------------------------------         -------------------------------------

             (Class)                  Issued and Outstanding at August 11, 1995

Webster Financial Corporation and Subsidiaries










                                     INDEX

                                                                     Page No.
PART I - FINANCIAL INFORMATION

     Consolidated Statements of Condition at June 30, 1995
     and December 31, 1994                                              3

     Consolidated Statements of Income for the
     Three and Six Months Ended June 30, 1995 and 1994                  4

     Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1995 and 1994                            5

     Notes to Consolidated Financial Statements                         6

     Management's Discussion and Analysis of Financial Statements      10


PART II - OTHER INFORMATION                                            16

SIGNATURES                                                             17

Webster Financial Corporation and Subsidiaries
- -------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in Thousands, Except Share Data)

                                     ASSETS

                                                                                                June 30,     December 31,
                                                                                                   1995           1994
Cash and Due from Depository Institutions                                                   $    23,828    $    36,089
Interest-bearing Deposits                                                                        42,672         52,752
Securities (Market value: $129,361 in 1995;
  $151,975 in 1994) (Note 4)                                                                    127,858        153,587
Mortgage-backed Securities (Market value: $818,431 in 1995;
  $589,909 in 1994) (Note 4)                                                                    823,462        617,031
Loans Receivable, Net                                                                         1,650,074      1,656,022
Segregated Assets, Net                                                                          124,319        137,096
Accrued Interest Receivable                                                                      17,732         16,557
Premises and Equipment, Net                                                                      30,416         31,075
Other Real Estate Acquired Through Foreclosure, Net                                              20,664         25,636
Prepaid Expenses and Other Assets                                                                30,424         35,619
                                                                                            -----------    -----------
    Total Assets                                                                            $ 2,891,449    $ 2,761,464
                                                                                            ===========    ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY


Deposits                                                                                    $ 2,198,628    $ 2,163,467
Federal Home Loan Bank Advances                                                                 402,000        367,000
Other Borrowings                                                                                 43,130         43,675
Advance Payments by Borrowers for Taxes and Insurance                                            14,177         12,336
Accrued Expenses and Other Liabilities                                                           83,940         37,045
                                                                                            -----------    -----------
    Total Liabilities                                                                         2,741,875      2,623,523
                                                                                            -----------    -----------

Shareholders' Equity:
 Cumulative  Convertible  Preferred  Stock,  Series B, 171,869 shares issued and outstanding at June 30, 1995 and
   172,129 shares issued and outstanding at December 31, 1994                                         2              2
 Common Stock, $.01 par value:
   Authorized - 14,000,000 shares;
   Issued - 5,959,566 shares at June 30, 1995
     and 5,958,074 at December 31, 1994                                                              60             60
 Paid in Capital                                                                                 97,009         96,476
 Retained Earnings                                                                               59,532         52,573
 Less Treasury Stock at Cost, 461,424 shares
   at June 30, 1995 and 475,874 shares at December 31, 1994                                      (3,580)        (3,692)
 Less Employee Stock Ownership Plan Shares
   Purchased with Debt                                                                           (3,207)        (3,675)
 Unrealized Securities (Losses) Gains, Net                                                         (242)        (3,803)
                                                                                            -----------    -----------
   Total Shareholders' Equity                                                                   149,574        137,941
                                                                                            -----------    -----------
   Total Liabilities and Shareholders' Equity                                               $ 2,891,449    $ 2,761,464
                                                                                            ===========    ===========


Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Share Data)
- -------------------------------------------------------------------------------

                                                                     Three Months Ended             Six Months Ended

                                                                     June 30,     June 30,     June 30,    June 30,
                                                                       1995         1994        1995         1994
                                                                  ----------   ----------   ----------   ----------
Interest Income:
  Loans and Segregated Assets                                     $   34,842   $   31,593   $   68,279   $   59,274
  Mortgage-backed Securities                                          12,113        9,697       22,461       17,264
  Securities and Interest-bearing Deposits                             2,363        2,437        4,763        4,236
                                                                  ----------   ----------   ----------   ----------
      Total Interest Income                                           49,318       43,727       95,503       80,774
                                                                  ----------   ----------   ----------   ----------

Interest Expense:
  Interest on Deposits                                                22,314       17,473       42,002       32,364
  Interest on Borrowings                                               7,309        4,600       13,966        8,478
                                                                  ----------   ----------   ----------   ----------
    Total Interest Expense                                            29,623       22,073       55,968       40,842
                                                                  ----------   ----------   ----------   ----------

    Net Interest Income                                               19,695       21,654       39,535       39,932
Provision for Loan Losses                                                350          645          630        1,545
                                                                  ----------   ----------   ----------   ----------
    Net Interest Income After Provision for Loan Losses               19,345       21,009       38,905       38,387
                                                                  ----------   ----------   ----------   ----------

Noninterest Income:
  Fees and Service Charges                                             3,318        2,931        6,515        5,148
  Gain on Sale of Loans, Securities and Mortgage-backed
    Securities, Net                                                      686           99          997          423
  Other Noninterest Income                                               569          707        1,459        1,256
                                                                  ----------   ----------   ----------   ----------
    Total Noninterest Income                                           4,573        3,737        8,971        6,827
                                                                  ----------   ----------   ----------   ----------

Noninterest Expenses:
  Salaries and Employee Benefits                                       8,556        8,601       17,005       15,226
  Occupancy Expense of Premises                                        1,431        1,397        2,845        2,695
  Furniture and Equipment Expenses                                     1,383        1,460        2,761        2,463
  Federal Deposit Insurance Premiums                                   1,263        1,347        2,525        2,458
  Other Real Estate Owned Expenses and Provisions, Net (Note 6)        1,058        2,104        2,380        3,173
  Other Operating Expenses                                             3,611        2,961        6,920        6,139
                                                                  ----------   ----------   ----------   ----------
    Total Noninterest Expenses                                        17,302       17,870       34,436       32,154
                                                                  ----------   ----------   ----------   ----------

Income Before Income Taxes                                             6,616        6,876       13,440       13,060
Income Taxes                                                           1,919        2,550        4,079        4,926
                                                                  ----------   ----------   ----------   ----------

Net Income                                                             4,697        4,326        9,361        8,134
Preferred Stock Dividends                                                324          468          648          937
                                                                  ----------   ----------   ----------   ----------

Net Income Available to Common Shareholders                       $    4,373   $    3,858   $    8,713   $    7,197
                                                                  ==========   ==========   ==========   ==========

Net Income Per Common Share:
   Primary                                                        $     0.78   $     0.76   $     1.56   $     1.53
   Fully Diluted                                                        0.71         0.66         1.41         1.32

Dividends Declared Per Common Share:                              $     0.16   $     0.13   $     0.32   $     0.26


Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In Thousands)
- -------------------------------------------------------------------------------

                                                                                      Six Months Ended
                                                                              ------------------------------
                                                                              June 30, 1995  June 30, 1994
                                                                               ----------      ----------
OPERATING ACTIVITIES:
Net Income                                                                     $    9,361    $    8,134
Adjustments to Reconcile Net Income to Net
  Cash Provided (Used) by Operating Activities:
   Provision for Loan Losses                                                          630         1,545
   Provision for Other Real Estate Owned Losses                                       986         1,550
   Provision for Depreciation and Amortization                                      1,973         1,934
   Amortization of Securities Premiums, Net                                           199           143
   Amortization of Core Deposit Intangible                                            362           686
   (Gains) Losses on Sale of Other Real Estate Owned                                 (283)          170
   Loans and Securities Gains, Net                                                   (967)         (428)
  (Gains) Losses on Sale of Trading Securities                                        (30)            5
   (Increase) Decrease in Trading Securities                                      (11,819)       27,325
   Loans Originated for Sale                                                     (103,388)     (131,816)
   Sale of Loans, Originated for Sale                                              50,032       130,972
   (Increase) Decrease in Interest Receivable                                      (1,064)        1,267
   (Decrease) Increase in Interest Payable                                           (724)        2,580
   Increase (Decrease) in Accrued Expenses and Other Liabilities, Net              12,338       (50,057)
   Decrease in Prepaid Expenses and Other Assets, Net                               2,815           760
                                                                               ----------    ----------
   Net Cash Used by Operating Activities                                          (39,579)       (5,230)
                                                                               ----------    ----------

INVESTING ACTIVITIES:
  Purchases of Securities Available for Sale                                       (7,939)       (5,144)
  Purchases of Securities Held to Maturity                                         (1,151)      (53,427)
  Maturities of Securities                                                            584        12,738
  Proceeds from Sale of Securities Available for Sale                              34,779          --
  Net Decrease in Interest-bearing Deposits                                        10,080        31,060
  Purchase of Loans                                                                  --         (31,681)
  Net Decrease (Increase) in Loans                                                 58,671      (178,727)
  Proceeds from Sale of Other Real Estate Owned                                     5,232         9,107
  Net Decrease in Segregated Assets                                                12,208        32,200
  Purchase of Mortgage-backed Securities Available for Sale                       (50,964)      (59,626)
  Purchase of Mortgage-backed Securities Held to Maturity                        (179,311)         --
  Principal Collected on Mortgage-backed Securities                                40,100        94,304
  Proceeds from Sale of Mortgage-backed Securities Available For Sale              36,503          --
  Purchase of Premises and Equipment                                               (1,314)       (4,564)
  Net Cash and Cash Equivalents Received from Banking Institutions  Acquired         --          15,490
                                                                               ----------    ----------
  Net Cash Used by Investing Activities                                           (42,522)     (138,270)
                                                                               ----------    ----------

FINANCING ACTIVITIES:
  Net Increase in Deposits                                                         35,161        39,636
  Proceeds from Sale of Common Stock                                                 --          21,967
  Repayment of FHLB Advances and Other Borrowings                                (341,574)     (582,723)
  Proceeds from FHLB Advances and Other Borrowings                                376,574       683,504
  Cash Dividends to Common and Preferred Shareholders                              (2,401)       (1,997)
  Net Increase (Decrease) in Advance Payments for Taxes And Insurance               1,841        (8,283)
  Exercise of Stock Options                                                           239            94
                                                                               ----------    ----------
    Net Cash Provided by Financing Activities                                      69,840       152,198
                                                                               ----------    ----------
    (Decrease) Increase in Cash and Cash Equivalents                              (12,261)        8,698
  Cash and Cash Equivalents at Beginning of Period                                 36,089        17,833
                                                                               ----------    ----------
  Cash and Cash Equivalents at End of Period                                   $   23,828    $   26,531
                                                                               ==========    ==========

  Supplemental Disclosures:
    Income Taxes Paid                                                          $    5,387    $    7,512
    Interest Paid                                                                  56,692        37,574

  Supplemental Schedule of Noncash Investing and Financing Activities:
      Transfer of Loans to Real Estate Acquired Through Foreclosure            $    5,818    $   16,242
      Securitization of Residential Real Estate Loans                                --         137,458
                                                                               ----------    ----------
          Total Noncash Activities                                             $    5,818    $  153,700
                                                                               ==========    ==========

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------



NOTE 1 - BASIS OF PRESENTATION
         ---------------------
         The accompanying consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results which may be expected for the year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in Webster's 1994 Annual Report to shareholders.

NOTE 2 - PRINCIPLES OF CONSOLIDATION
         ---------------------------
         The consolidated financial statements include the accounts of Webster Financial Corporation ("Webster") and its wholly owned subsidiaries First Federal Bank, a federal savings bank ("First Federal"), and Bristol Savings Bank ("Bristol"), a state chartered savings bank (collectively the "Banks").

NOTE 3 - ACQUISITIONS
         ------------
 SHORELINE BANK AND TRUST COMPANY
 --------------------------------
          On December 16, 1994, Webster acquired Shoreline Bank and Trust Company, a Connecticut chartered commercial bank with $51 million in assets based in Madison, Connecticut. In connection with the acquisition, Webster issued 266,500 shares of its common stock for all of the outstanding shares of Shoreline common stock based on an exchange ratio of 1 share of Webster's common stock for 2 shares of Shoreline's common stock. The acquisition was accounted for as a pooling of interests and as such the consolidated financial statements include Shoreline's financial data as if Shoreline had been combined as of the beginning of the earliest period presented. As part of the acquisition, Shoreline was merged into First Federal and its Madison banking office became a full service office of First Federal.

 BRISTOL SAVINGS BANK
 --------------------
         On March 3, 1994, Bristol Savings Bank converted from a Connecticut mutual savings bank to a Connecticut capital stock savings bank and concurrently became a wholly-owned subsidiary of Webster and a sister bank to First Federal (the "Bristol Acquisition"). Webster became a multiple holding company as a result of the Bristol Acquisition. In connection with the conversion, Webster completed the sale of 1,150,000 shares of its common stock in related subscription and public offerings. Webster invested in Bristol a total of $31.0 million, consisting of the net proceeds of approximately $21.9 million from the subscription and public offerings plus existing funds from the holding company. As a result of this investment, Bristol met all ratios required by the FDIC for a "well-capitalized" institution. The Bristol acquisition was accounted for as a purchase and results of operations relating to Bristol are included in the accompanying Consolidated Financial Statements only for the period subsequent to the effective date of the acquisition.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

NOTE 4 - SECURITIES AND MORTGAGE-BACKED SECURITIES
         -----------------------------------------
         On December 31, 1993, Webster adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires securities to be classified into one of three categories. Securities with fixed maturities that are classified as Held to Maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts over the estimated terms of the securities utilizing a method which approximates the level yield method. Securities that management intends to hold for indefinite periods of time (including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors) are classified as Available for Sale. All Equity Securities are classified as Available for Sale. Securities Available for Sale are carried at fair value with unrealized gains and losses recorded as adjustments to shareholders' equity on a tax affected basis. Securities classified as Trading Securities are carried at fair value with unrealized gains and losses included in earnings. Gains and losses on the sales of securities are recorded using the specific identification method.

A summary of securities follows (in thousands):

                                                      June 30, 1995        December 31, 1994
                                                ---------------------   ----------------------
                                                            Estimated                Estimated
                                                    Book       Fair       Book          Fair
                                                   Value      Value       Value         Value
                                                ---------   ---------   ---------    ---------
Available for Sale Portfolio:
  U.S. Treasury Notes:
    Matures within 1 year                       $   3,500   $   3,499   $   3,489    $   3,451
  U.S. Government Agency:
    Matures in less than 5 years                   12,894      12,785      32,880       31,265
  Corporate Bonds and Notes:
    Matures over 5 through 10 years                 2,742       2,732       2,985        2,974
  Equity Securities:
    Mutual Funds                                   10,889      10,744      16,188       15,703
    Stock in Federal Home Loan Bank of Boston      23,075      23,075      24,476       24,476
    Other Equity Securities                        12,023      14,086      11,811       11,456
  Unrealized Securities Gains (Losses), Net         1,798        --        (2,504)        --
                                                ---------   ---------   ---------    ---------
                                                   66,921      66,921      89,325       89,325
                                                ---------   ---------   ---------    ---------
Held to Maturity Portfolio:
  U.S. Treasury Notes:
    Matures within 1 year                           2,554       2,553       3,318        3,248
  U.S. Government Agency:
    Matures within 1 year                           1,013       1,017        --           --
    Matures within 5 years                         57,051      58,555      60,625       59,114
  Corporate Bonds and Notes:
    Matures over 5 through 10 years                   319         315         319          288
                                                ---------   ---------   ---------    ---------
                                                   60,937      62,440      64,262       62,650
                                                ---------   ---------   ---------    ---------
    Total                                       $ 127,858   $ 129,361    $153,587     $151,975
                                                =========   =========   =========    =========

Webster Financial Corporation and Subsidiaries

- -------------------------------------------------------------------------------


NOTE 4 - SECURITIES AND MORTGAGE-BACKED SECURITIES - Continued

A summary of mortgage-backed securities follows (in thousands):

                                                    June 30, 1995         December 31, 1994
                                              -----------------------   ------------------------
                                                             Estimated                 Estimated
                                                  Book         Fair          Book         Fair
                                                 Value        Value         Value        Value
                                              ----------   ----------   ----------    ----------
Trading Securities:
  Collateralized Mortgage Obligations         $    9,458   $    9,458   $    9,311    $    9,311
  GNMA                                             5,039        5,039       13,706        13,706
  FHLMC                                           20,075       20,075         --            --
 Other                                                31           31         --            --
                                              ----------   ----------   ----------    ----------
                                                  34,603       34,603       23,017        23,017
                                              ----------   ----------   ----------    ----------

Available for Sale Portfolio:
  Collateralized Mortgage Obligations             66,609       67,050       57,121        56,083
  FNMA                                            17,396       17,462       11,316        11,560
  FHLMC                                           10,128       10,223         --            --
  Unrealized Securities Gains (Losses), Net          602         --           (794)         --
                                              ----------   ----------   ----------    ----------
                                                  94,735       94,735       67,643        67,643
                                              ----------   ----------   ----------    ----------

Held to Maturity Portfolio:
  FHLMC                                           71,434       71,325       74,951        70,622
  FNMA                                           157,279      157,975      165,266       156,857
  GNMA                                             1,801        1,865        1,919         1,922
  Collateralized Mortgage Obligations            463,268      457,590      283,861       269,492
  Other Mortgage-backed Securities                   342          338          374           356
                                              ----------   ----------   ----------    ----------
                                                 694,124      689,093      526,371       499,249
                                              ----------   ----------   ----------    ----------
    Total                                       $823,462     $818,431   $  617,031    $  589,909
                                              ==========   ==========   ==========    ==========

NOTE 5 - NET INCOME PER SHARE

     Primary earnings per share on net income is calculated by dividing net income less preferred stock dividend requirements by the weighted-average number of shares of common stock and common stock equivalents outstanding, when dilutive. The common stock equivalents consist of common stock options. Fully diluted earnings per share on net income are calculated by dividing adjusted net income by the weighted-average fully diluted common shares, including the effect of common stock equivalents and the hypothetical conversion into common stock of the Series B 7 1/2% Cumulative Convertible Preferred Stock. The weighted-average number of shares used in the computation of primary earnings per share for the June 30, 1995 three and six months ended were 5,597,126 and 5,570,853, respectively and for the June 30, 1994 three and six months ended were 5,086,395 and 4,716,671, respectively. The weighted-average number of shares used in the computation of fully diluted earnings per share for the June 30, 1995 three and six months ended were 6,586,593 and 6,564,145, respectively and for the June 30, 1994 three and six months ended were 6,527,997 and 6,154,975, respectively.

Webster Financial Corporation and Subsidiaries

- -------------------------------------------------------------------------------


NOTE 6 - OTHER REAL ESTATE OWNED EXPENSES AND PROVISIONS, NET

     Other real estate owned expenses and provisions, net are summarized as follows (in thousands):

                                                                Three Months          Six Months
                                                               Ended June 30,        Ended June 30,
                                                               1995      1994        1995       1994
                                                            -------    -------    -------    -------
(Loss) Gain on sale of real estate acquired in settlement
   of loans, net                                            $  (120)   $   244    $  (283)   $   170
Provision for losses on other real estate owned                 371      1,288        986      1,550
Rental income                                                  (180)      (388)      (324)      (574)
Other real estate owned expenses                                987        960      2,001      2,027
                                                            -------    -------    -------    -------
    Other real estate owned expenses and provisions, net    $ 1,058    $ 2,104    $ 2,380    $ 3,173
                                                            =======    =======    =======    =======


NOTE 7 - ACCOUNTING FOR IMPAIRED LOANS

   In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Under SFAS No. 114, a loan is considered impaired when it is probable that the creditor will be unable to collect amounts due, both principal and interest, according to the contractual terms of the loan agreement. This statement does not apply to large groups of small-balance homogeneous loans that are collectively evaluated for impairment such as residential and consumer loans. When a loan is impaired, a creditor has a choice of ways to measure impairment. The measurement of impairment may be based on, (1) the present value of expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. When a loan has been deemed to be impaired, a valuation allowance is established for the amount of such impairment.

   Webster adopted FAS No. 114 during the quarter ended March 31, 1995, with no impact on results of operations. At June 30, 1995, Webster had $12.0 million of impaired loans, of which $8.9 million had allowances for losses on impaired loans of $664,248. The allowance for losses on impaired loans was established as a result of an allocation from the allowance for losses on loans.

   In October 1994, the Financial Accounting Standards Board issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". This amendment to SFAS No. 114 allows institutions to use existing methods for recognizing interest income on impaired loans. Webster's policy with regard to the recognition of interest income on impaired loans includes an individual assessment of each loan. Interest which is more than 90 days past due is not accrued. When payments on impaired loans are received, Webster will record interest income on a cash basis or apply the total payment to principal based on an individual assessment of each loan. Interest income recognized on impaired loans in the three months and six months ended June 30, 1995 amounted to $13,965 and $39,060, respectively.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------


GENERAL

     Webster, through its subsidiaries First Federal and Bristol, is primarily engaged in the business of attracting deposits from the general public and investing these funds in loans for the purchase, construction or refinancing of one-to-four family homes. Webster also provides commercial banking deposit and loan services.

CHANGES IN FINANCIAL CONDITION

     Total assets were $2.9 billion at June 30, 1995, an increase of $130.0 million from December 31, 1994. Net loans receivable amounted to $1.65 billion at June 30, 1995 compared to $1.66 billion at December 31, 1994, a decrease of $5.9 million. The decrease in net loans receivable is primarily attributable to repayments of principal. Segregated assets decreased to $124.3 million at June 30, 1995 from $137.1 million at December 31, 1994 due primarily to $7.4 million of principal repayments and $5.4 million of gross charge-offs. Other real estate owned ("OREO") was $20.7 million at June 30, 1995 compared to $25.6 million at December 31, 1994, a decrease of $5.0 million due primarily to $2.5 million in charge-offs and $2.5 million in OREO sales. Total liabilities at June 30, 1995 increased $118.4 million from December 31, 1994. The net increase in liabilities consisted of increases in deposits, FHLB advances, advance payments by borrowers for taxes and insurance and other liabilities of $35.2 million, $35.0 million, $1.8 million and $46.9 million, respectively. The increase of $46.9 million in other liabilities is due primarily to unsettled mortgage-backed securities purchased.

     Shareholders' equity was $149.6 million at June 30, 1995 compared to $137.9 million at December 31, 1994. First Federal Bank had tier 1 leveraged, tier 1 risk-based and total risk-based capital ratios of 5.40%, 11.85% and 13.09%, respectively, at June 30, 1995. Bristol's tier 1 leveraged, tier 1 risk-based and total risk-based capital ratios at June 30, 1995 were 8.22%, 12.67% and 13.95%, respectively. Both Banks meet the regulatory capital requirements for a "well capitalized" institution.

ASSET QUALITY

     Webster strives to maintain high asset quality. At June 30, 1995, residential first mortgage and consumer loans comprised 90% of the loan portfolio while commercial and industrial loans and commercial real estate loans comprised 10%, excluding Segregated Assets. Most of Webster's securities are obligations of the U.S. Treasury or U.S. Government Agencies. All other fixed income securities must have an investment rating in the top two rating categories by a major rating service at time of purchase.

     A breakdown of loans receivable, net by type as of June 30, 1995 and December 31, 1994 follows (in thousands):

                                       June 30, 1995   December 31, 1994
                                        ------------    -----------

Residential Mortgage Loans               $ 1,382,565    $ 1,390,995
Commercial Real Estate Loans                 112,154        109,339
Commercial and Industrial Loans               54,068         58,679
Consumer Loans (Including Home Equity)       143,312        142,445
                                         -----------    -----------
   Total Loans                             1,692,099      1,701,458
Allowance for Loan Losses                    (42,025)       (45,436)
   Loans Receivable, Net                 $ 1,650,074    $ 1,656,022
                                         ===========    ===========


     Included  above at June 30, 1995 and  December 31, 1994 were loans held for
sale  of  $19.6  million  and  $24.7  million,   respectively   and  represented
one-to-four family residential mortgage loans.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)
- -------------------------------------------------------------------------------


     The following table details the nonaccrual loans and other real estate owned at June 30, 1995 and December 31, 1994 (in thousands):

                                           June 30, 1995  December 31, 1994
Loans Accounted For on a Nonaccrual Basis:
     Residential Real Estate                 $18,005        $17,124
     Commercial Real Estate                   16,003         15,201
     Consumer                                    904          1,234
                                             -------        -------
       Total Nonaccrual Loans                 34,912         33,559

Real Estate Acquired Through Foreclosure:
     Residential and Consumer                  6,648          8,496
     Commercial                               14,016         17,140
                                             -------        -------
       Total Nonaccrual Loans and OREO       $55,576        $59,195
                                             =======        =======


     The decrease in nonaccrual loans and OREO of $3.6 million at June 30, 1995 compared to December 31, 1994 is due primarily to sales and charge-offs of OREO.

     At June 30, 1995, Webster's allowance for losses on loans of $42.0 million represented 120.4% of nonaccrual loans and its total allowances for losses on loans and OREO of $43.2 million amounted to 76.1% of nonaccrual loans and OREO. A detail of the changes in the allowances for losses on loans, impaired loans and OREO for the six months ended June 30, 1995 follows (in thousands):

                                        Allowances For Losses On           Total
                                    --------------------------------
                                     Loans     Impaired Loans   OREO   Allowances for Losses
                                     -----     --------------  ------  ----------------------
Balance at December 31, 1994        $ 45,436        --      $  2,473    $ 47,909
Provisions for Losses                    630        --           986       1,616
Allocation from General Allowance       (997)        997        --          --
Losses Charged to Allowances          (5,727)       (333)     (2,563)     (8,623)
Recoveries Credited to Allowances      2,019        --           231       2,250
                                    --------    --------    --------    --------
Balance at June 30, 1995            $ 41,361    $    664    $  1,127    $ 43,152
                                    ========    ========    ========    ========

Segregated Assets, Net
- ----------------------
     Segregated assets, net at June 30, 1995 included the following assets purchased from the FDIC in the First Constitution Acquisition which are subject to a loss-sharing arrangement with the FDIC (in thousands):

                                       June 30, 1995   December 31, 1994
                                       -------------   -----------------
Commercial Real Estate Loans             $    91,465    $    98,813
Commercial Loans                              13,699         15,377
Multi-Family Real Estate Loans                18,034         18,124
Other Real Estate Owned                        4,688          9,202
                                         -----------    -----------
                                             127,886        141,516
Allowance for Segregated Assets Losses        (3,567)        (4,420)
                                         -----------    -----------
  Segregated Assets, Net                 $   124,319    $   137,096
                                         ===========    ===========

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)
- -------------------------------------------------------------------------------


     Under the Purchase and Assumption Agreement with the FDIC relating to the First Constitution Acquisition, during the first five years after October 2, 1992 (the "Acquisition Date"), the FDIC is required to reimburse Webster quarterly for 80% of all net charge-offs (i.e., the excess of charge-offs over recoveries) and certain permitted expenses related to the segregated assets acquired by Webster.

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

     Upon termination of the seven-year period after the Acquisition Date, if the sum of net charge-offs on segregated assets for the first five years after the Acquisition Date plus permitted expenses during the entire seven-year period, less any recoveries during the sixth and seventh year on segregated assets charged off during the first five years, exceeds $49.2 million, the FDIC is required to pay Webster an additional 15% of any such excess over $49.2 million at the end of the seventh year. Reimbursements received for net charge-offs and eligible expenses on segregated assets aggregated $2.0 million in the second quarter of 1995.

     A detail of changes in the allowance for Segregated Assets losses follows (in thousands):

Balance at December 31, 1994       $  4,420
Provisions Charged to Operations       --
Charge-offs                          (1,084)
Recoveries                              231
                                   --------
  Balance at June 30, 1995         $  3,567
                                   ========

     The following table details nonperforming Segregated Assets at June 30, 1995 and December 31, 1994 (in thousands):

                                                     June 30, 1995    December 31, 1994
                                                      ------------    -----------------
Segregated Assets accounted for on a nonaccrual basis:
  Commercial Real Estate Loans                           $  8,414        $ 13,795
  Commercial Loans                                          2,690           3,678
  Multi-Family Real Estate Loans                            1,504             576
                                                         --------        --------
    Total Nonaccrual Loans                                 12,608          18,049

Real Estate Acquired Through Foreclosure:
  Commercial Real Estate                                    3,465           7,753
  Multi-Family Real Estate                                  1,222           1,449
                                                         --------        --------
    Total                                                $ 17,295        $ 27,251
                                                         ========        ========

ASSET/LIABILITY MANAGEMENT
- --------------------------
    The goal of Webster's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments. To this end, Webster's strategies for managing interest-rate risk are responsive to changes in the interest-rate environment and to market demands for particular types of deposit and loan products. Management measures interest-rate risk using simulation, price elasticity and GAP analyses. Based on Webster's asset/liability mix at June 30, 1995, management's simulation analysis of the effects of changing interest rates projects that an instantaneous 200 basis point increase in interest rates would increase net interest income by less than 3% at June 30, 1995. At June 30, 1995, Webster had a 1.9% positive GAP position in the one year time horizon which means that cumulative interest-rate sensitive assets exceed cumulative interest-rate sensitive liabilities for that period. Management believes that its interest-rate risk position represents a reasonable amount of interest-rate risk at this point in time.

Webster Financial Corporation and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)
- -------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
    Under regulations of the Office of Thrift Supervision, First Federal is required to maintain assets which are readily marketable in an amount equal to 5% or more of its net withdrawable deposits plus short-term borrowings. At June 30, 1995, First Federal had a liquidity ratio of 5.3% and was in compliance with applicable regulations. Bristol, as an FDIC regulated institution, has no such specific liquidity requirement but maintains adequate liquidity for its corporate needs. At June 30, 1995, Webster had mortgage commitments outstanding of $48.6 million, unused home equity credit lines of $93.7 million and commercial lines and letters of credit of $9.3 million.

RESULTS OF OPERATIONS
- ---------------------
     Comparison of the three and six month periods ended June 30, 1995 and 1994:

General
- -------
     Net income for the three-month period ended June 30, 1995 amounted to $4.7 million or $.71 per fully diluted share compared to $4.3 million or $.66 per fully diluted share for the same period in 1994. Net income available to common shareholders increased 13% in the second quarter of 1995 to $4.4 million compared to $3.9 million for the same period in 1994. Net income for the six months ended June 30, 1995 amounted to $9.4 million or $1.41 per fully diluted share compared to $8.1 million or $1.32 per fully diluted share for the same period in 1994.

NET INTEREST INCOME
- -------------------
     Net  interest  income  for the three and six  months  ended  June 30,  1995 amounted to $19.7 million and $39.5 million respectively compared to $21.7 million and $39.9 million for the respective periods in 1994. The decrease is primarily attributable to the cost of funds increasing more than yields on earning assets. Net interest rate spread for the three and six months ended June 30, 1995 was 2.83% and 2.93% compared to 3.27% and 3.17% for the same periods in 1994.

     Interest income for the three and six months ended June 30, 1995 amounted to $49.3 million and $95.5 million, respectively, compared to $43.7 million and $80.8 million for the comparable periods in 1994. The increase is due primarily to a higher amount of average earning assets and higher yields on loans, mortgage-backed securities and investments, which increased to 7.37% and 7.28% for the three and six months ended June 30, 1995 compared to 6.71% and 6.58% for the same periods during 1994.

     Interest expense for the three and six months ended June 30, 1995 amounted to $29.6 million and $56.0 million, respectively, compared to $22.1 million and $40.8 million for the same periods during 1994. This increase is due primarily to a higher amount of average interest-bearing liabilities and an increase in the cost of deposits and Federal Home Loan Bank advances. The cost of interest-bearing liabilities increased to 4.54% and 4.35% for the three and six months ended June 30, 1995 compared to 3.44% and 3.41% for the same periods during 1994.

Provision for Loan Losses
- -------------------------
     The provision for loan losses amounted to $350,000 and $630,000 for the three and six month periods ended June 30, 1995 compared to $645,000 and $1.5 million for the respective periods in 1994. At June 30, 1995, the allowance for loan losses was $42.0 million and represented 120.4% of nonaccrual loans, compared to $52.1 million and 123.7% of nonaccrual loans a year earlier.

Noninterest Income
- ------------------
     Noninterest income for the three and six months ended June 30, 1995 amounted to $4.6 million and $9.0 million, respectively, compared to $3.7 million and $6.8 million for the same periods in 1994. The increase is due primarily to gains on sale of securities and to an increase in deposit product fees as a result of a larger deposit base. There were $686,000 and $997,000 of gains on sales of loans and securities for the three and six months ended June 30, 1995 compared to $99,000 and $423,000 for the same periods in 1994.

Webster Financial Corporation and Subsidiaries

- -------------------------------------------------------------------------------


Noninterest Expenses
- --------------------
     Noninterest expenses for the three months ended June 30, 1995 amounted to $17.3 million compared to $17.9 million for the same quarter in 1994. The decrease is due primarily to lower salaries and employee benefits, furniture and equipment expenses, federal deposit insurance premiums and OREO expenses and provisions which were offset by increased occupancy and marketing expenses.

     Noninterest expenses for the six months ended June 30, 1995 amounted to $34.4 million compared to $32.2 million for the same period a year earlier. The increase is due to higher salaries and employee benefit expenses, occupancy expense, furniture and equipment expenses and marketing expenses which were offset by lower OREO expenses and provisions. The decrease in OREO expenses for both the three and six month periods in 1995 compared to the same periods a year earlier is due primarily to lower provisions for losses on OREO. Operating results for Bristol for the six months period ending June 30, 1994 are included beginning March 3, 1994, the effective date of the Bristol Acquisition.

Income Taxes
- ------------
     Total income tax expense for the three and six month periods ended June 30, 1995 amounted to $1.9 million and $4.1 million, respectively, compared to $2.6 million and $4.9 million for the same periods in 1994. The decrease is due primarily to benefits from the utilization of tax loss carryforwards and the reduction of the deferred tax valuation allowance primarily relating to Bristol.

                          PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS  - Not Applicable
         -----------------

Item 2.  CHANGES IN SECURITIES  -  Not Applicable
         ---------------------

Item 3.  DEFAULTS UPON SENIOR SECURITIES  -  Not Applicable
         -------------------------------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

        (a)  Not Applicable
        (b)  Not Applicable
        (c)  Not Applicable
        (d)  Not Applicable

Item 5.  OTHER INFORMATION
         -----------------

     Webster announced on June 21, 1995 that it had entered into a definitive Agreement and Plan of merger, dated as of June 21, 1995 (the "Agreement"), to acquire Shelton Bancorp, Inc. ("Shelton"). Under the terms of the Agreement, shareholders of Shelton Bancorp will receive .92 of a share of Webster common stock in a tax free exchange for each of their shares of Shelton Bancorp common stock. The exchange ratio is not subject to market price adjustment. The merger, which represents an aggregate transaction value of $29.4 million or $21.85 per Shelton Bancorp share based on its 1,343,341 outstanding shares and the $23.75 closing price of Webster common stock as of June 15, 1995.

     Prior to the merger transaction with Shelton, Webster will cause Bristol to be converted from a state to a federal charter under the name "Webster Bank" and First Federal to be merged into Webster Bank, which will be headquartered in Waterbury. The merger Agreement provides for the acquisition of Shelton by Webster through the merger of Shelton into Webster's subsidiary, merger sub, with Webster being the surviving corporation. Immediately after the merger, Shelton will merge into Webster, with Webster being the surviving holding company. Immediately after the Holding Company merger, Webster will cause Shelton Savings Bank to be merged into Webster Bank, as the surviving federal savings bank. The Merger is subject to various regulatory approvals, including approval by the Office of Thrift Supervision and the Connecticut Commissioner of Banking. The common stock issuance by Webster will require approval by its shareholders. The approval of the holders of two-thirds of Shelton's outstanding common stock will be needed under Connecticut law for the Merger. The merger agreement has been approved by the board of directors of both Shelton Bancorp and Webster. In connection with the Agreement, Shelton has granted Webster an option, exercisable under certain conditions, to purchase newly issued shares of Shelton common stock equal to 19.9% of its Outstanding Shares. The Agreement contains mutual provisions for expense reimbursement and a breakup fee under certain circumstances.


     Shelton Bancorp, Inc. is the holding company for Shelton Savings Bank, a state chartered savings bank operating six banking offices in eastern Fairfield and southwestern New Haven counties. At March 31, 1995, Shelton had total assets of $295 million, deposit liabilities of $271 million and shareholders' equity of $20 million. Shelton's net income for its fiscal year ended June 30, 1994 was $2.3 million, or $1.71 per share. For the nine months ended March 31, 1995, Shelton's net income was $1.7 million or $1.25 per fully diluted share. At March 31, 1995, its nonaccrual assets amounted to 0.9% of total assets and its allowance for loan losses represented 79% of nonaccrual loans.

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                 (a)    Exhibits - None
                 (b)    Reports on form 8-K

                        The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 1995.

                        Form  8-K/A   dated   July  26,   1995   (amending   the
                        Registrant's Form 8-K dated June 30, 1995 pertaining to the Shelton Acquisition).

                        Form 8-K dated June 30, 1995 pertaining to the Shelton Acquisition.


                        Form 8-K dated March 1, 1995 (announcing the date for the Registrant's Annual Meeting of Shareholders).

<

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                         WEBSTER FINANCIAL CORPORATION
                        -------------------------------
                                 Registrant







         Date:    August 11, 1995               By:   /s/ John V. Brennan
                --------------------               --------------------

                                                   John V. Brennan
                                                   Executive Vice President,
                                                   Chief Financial Officer and
                                                   Treasurer






         Date:    August 11, 1995               By:   /s/ Peter J. Swiatek
                ---------------------              ---------------------
                                                   Peter J. Swiatek
                                                   Controller