Form 10-Q
period 1995-09-30
WEBSTER FINANCIAL CORP
filed 1995-10-27
CIK 801337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ending           September 30, 1995
                       --------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to
                              ----------------------  -------------------------
Commission File Number:                          0-15213

                          WEBSTER FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                           06-1187536
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

               First Federal Plaza, Waterbury, Connecticut 06720
              (Address of principal executive offices) (Zip Code)

                                 (203) 753-2921
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             [X] Yes    [   ]  No

     Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable date.

  Common Stock (par value $ .01)                 5,514,142 Shares
------------------------------         -------------------------------------
         (Class)                     Issued and Outstanding at October 27, 1995

Webster Financial Corporation and Subsidiaries

                                      INDEX

                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

     Consolidated Statements of Condition at September 30, 1995
     and December 31, 1994                                                 3

     Consolidated Statements of Income for the
     Three and Nine Months Ended September 30, 1995 and 1994               4

     Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 1995 and 1994                         5

     Notes to Consolidated Financial Statements                            6

     Management's Discussion and Analysis of Financial Statements         11


PART II - OTHER INFORMATION                                               17

SIGNATURES                                                                18

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CONDITION
-------------------------------------------------------------------------------

(Dollars in Thousands, Except Share Data)

                                     ASSETS

                                                      September 30, December 31,
                                                            1995         1994
                                                       ------------ ------------

Cash and Due from Depository Institutions              $   39,851   $   36,089
Interest-bearing Deposits                                  70,675       52,752
Trading Securities, at Fair value (Note 4)                 41,390       23,017
Securities: (Note 4)

  Available for Sale, at Fair value                       200,563      156,968
  Held to Maturity, (Market value: $815,499 in 1995;
    $561,899 in 1994)                                     818,778      590,633
Loans Receivable, Net                                   1,650,011    1,656,022
Segregated Assets, Net                                    116,365      137,096
Accrued Interest Receivable                                19,702       16,557
Premises and Equipment, Net                                30,529       31,075
Foreclosed Properties, Net                                 18,144       25,636
Prepaid Expenses and Other Assets                          28,587       35,619
                                                       ----------   ----------
    Total Assets                                       $3,034,595   $2,761,464
                                                       ==========   ==========



                 LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                               $2,159,101   $2,163,467
Federal Home Loan Bank Advances                           541,715      367,000
Other Borrowings                                          130,094       43,675
Advance Payments by Borrowers for Taxes and Insurance       7,453       12,336
Accrued Expenses and Other Liabilities                     42,403       37,045
                                                       ----------   ----------
    Total Liabilities                                   2,880,766    2,623,523
                                                       ----------   ----------

Shareholders' Equity:

 Cumulative  Convertible  Preferred  Stock,  Series B,
    171,869 shares issued and outstanding at September
    30, 1995 and 172,129 shares issued and outstanding
    at December 31, 1994                                        2            2
 Common Stock, $.01 par value:
   Authorized - 14,000,000 shares;
   Issued - 5,959,566 shares at September 30, 1995
     and 5,958,074 at December 31, 1994                        60           60
 Paid in Capital                                           96,727       96,476
 Retained Earnings                                         63,346       52,573
 Less Treasury Stock at Cost, 445,424 shares
   at September 30, 1995 and 475,874 shares at December
   31, 1994                                                (3,456)      (3,692)
 Less Employee Stock Ownership Plan Shares
   Purchased with Debt                                     (3,207)      (3,675)
 Unrealized Securities Gains (Losses), Net                    357       (3,803)
                                                      -----------  -----------
   Total Shareholders' Equity                             153,829      137,941
                                                      -----------  -----------
   Total Liabilities and Shareholders' Equity         $ 3,034,595  $ 2,761,464
                                                      ===========  ===========

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Share Data)
-------------------------------------------------------------------------------

                                                            Three Months Ended        Nine Months Ended
                                                                September 30,           September 30,
                                                              1995       1994         1995        1994
                                                          ---------   ---------    ---------   ---------
Interest Income:

  Loans and Segregated Assets                             $  34,951   $  33,025    $ 103,230   $  92,299
  Mortgage-backed Securities                                 14,392      10,292       36,853      27,556
  Securities and Interest-bearing Deposits                    2,075       2,634        6,838       6,871
                                                          ---------   ---------    ---------   ---------
    Total Interest Income                                    51,418      45,951      146,921     126,726
                                                          ---------   ---------    ---------   ---------

Interest Expense:

  Interest on Deposits                                       22,883      17,554       64,885      49,918
  Interest on Borrowings                                      9,175       6,178       23,141      14,656
                                                          ---------   ---------    ---------   ---------
    Total Interest Expense                                   32,058      23,732       88,026      64,574
                                                          ---------   ---------    ---------   ---------

    Net Interest Income                                      19,360      22,219       58,895      62,152
Provision for Loan Losses                                       450         475        1,080       2,020
                                                          ---------   ---------    ---------   ---------
    Net Interest Income After Provision for Loan Losses      18,910      21,744       57,815      60,132
                                                          ---------   ---------    ---------   ---------

Noninterest Income:

  Fees and Service Charges                                    3,280       3,062        9,795       8,211
  Gain on Sale of Loans, Net                                     47       1,026          592
  Gain (Loss) on Sale of Securities, Net                        621         (60)       1,225        (182)
  Other Noninterest Income                                      580         500        2,039       1,756
                                                          ---------   ---------    ---------   ---------
    Total Noninterest Income                                  5,114       3,549       14,085      10,377
                                                          ---------   ---------    ---------   ---------

Noninterest Expenses:

  Salaries and Employee Benefits                              8,514       8,752       25,519      23,978
  Occupancy Expense of Premises                               1,429       1,487        4,274       4,182
  Furniture and Equipment Expenses                            1,368       1,630        4,129       4,093
  Federal Deposit Insurance Premiums                            459       1,364        2,984       3,822
  Foreclosed Property Expenses and
    Provisions, Net (Note 6)                                    957       2,132        3,337       5,305
  Other Operating Expenses                                    3,974       3,224       10,894       9,362
                                                          ---------   ---------    ---------   ---------
    Total Noninterest Expenses                               16,701      18,589       51,137      50,742
                                                          ---------   ---------    ---------   ---------
Income Before Income Taxes                                    7,323       6,704       20,763      19,767
Income Taxes                                                  2,306       2,421        6,385       7,348
                                                          ---------   ---------    ---------   ---------

Net Income                                                    5,017       4,283       14,378      12,419
Preferred Stock Dividends                                       324         469          972       1,406
                                                          ---------   ---------    ---------   ---------
Net Income Available to Common Shareholders               $   4,693   $   3,814    $  13,406   $  11,013
                                                          =========   =========    =========   =========

Net Income Per Common Share:

   Primary                                                $    0.83   $    0.74    $    2.40   $    2.27
   Fully Diluted                                          $    0.76   $    0.65    $    2.19   $    1.97

Dividends Declared Per Common Share:                      $    0.16   $    0.13    $    0.48   $    0.39


Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In Thousands)
------------------------------------------------------------------------------

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                     1995           1994
                                                                                    ------         -----
OPERATING ACTIVITIES:
Net Income                                                                     $    14,378    $    12,419
Adjustments to Reconcile Net Income to Net
  Cash Provided (Used) by Operating Activities:

   Provision for Loan Losses                                                         1,080          2,020
   Provision for Foreclosed Property Losses                                          1,670          2,370
   Provision for Depreciation and Amortization                                       2,989          2,463
   Amortization of Securities Premiums, Net                                            494             83
   Amortization of Core Deposit Intangible                                             541          1,029
   (Gains) Losses on Sale of Foreclosed Property                                      (583)           512
   Gains on Sale of Loans, Net                                                      (1,026)          (592)
   (Gains) Losses on Sale of Securities, Net                                        (1,169)           232
   Gains on Sale of Trading Securities                                                 (56)           (50)
   (Increase) Decrease in Trading Securities                                       (17,453)        17,765
   Loans Originated for Sale                                                       (97,880)      (201,617)
   Sale of Loans, Originated for Sale                                               90,601        155,588
   (Increase) Decrease in Interest Receivable                                       (3,069)           352
   Increase in Interest Payable on Interest Bearing Liabilities                      2,184          4,257
   Increase (Decrease) in Accrued Expenses and Other Liabilities, Net                3,062        (32,797)
   Decrease in Prepaid Expenses and Other Assets, Net                                2,540          4,086
                                                                               -----------    -----------
   Net Cash Used by Operating Activities                                            (1,697)       (31,880)
                                                                               -----------    -----------

INVESTING ACTIVITIES:

  Purchases of Securities Available for Sale                                        (8,260)          (252)
  Purchases of Securities Held to Maturity                                         (13,157)       (75,971)
  Maturities of Securities                                                           4,624         12,150
  Proceeds from Sale of Securities Available for Sale                               39,316            224
  Net (Decrease) Increase in Interest-bearing Deposits                             (17,923)        41,558
  Purchase of Loans                                                                   --          (31,681)
  Net Decrease (Increase) in Loans                                                  12,889       (128,267)
  Proceeds from Sale of Foreclosed Property                                          9,430         14,923
  Net Decrease in Segregated Assets                                                 18,051         35,146
  Purchase of Mortgage-backed Securities Available for Sale                       (102,753)       (99,219)
  Purchase of Mortgage-backed Securities Held to Maturity                         (294,520)          --
  Principal Collected on Mortgage-backed Securities                                 74,386        125,525
  Proceeds from Sale of Mortgage-backed Securities Available For Sale               36,503          9,738
  Purchase of Premises and Equipment                                                (2,443)        (5,485)
  Net Cash and Cash Equivalents Received from Banking Institutions  Acquired          --           15,490
                                                                               -----------    -----------
  Net Cash Used by Investing Activities                                           (243,857)       (86,121)
                                                                               -----------    -----------
FINANCING ACTIVITIES:

  Net Decrease in Deposits                                                          (4,366)        (4,792)
  Proceeds from Sale of Common Stock                                                  --           21,923
  Repayment of FHLB Advances                                                      (411,574)      (916,542)
  Proceeds from FHLB Advances                                                      586,289      1,058,542
  Repayment of Reverse Repurchase Agreements and Other Borrowings                  (25,140)          --
  Proceeds from Reverse Repurchase Agreements and Other Borrowings                 112,104           --
  Cash Dividends to Common and Preferred Shareholders                               (3,605)        (3,046)
  Net Decrease in Advance Payments for Taxes and Insurance                          (4,883)       (14,788)
  Exercise of Stock Options                                                            491            141
                                                                               -----------    -----------
    Net Cash Provided by Financing Activities                                      249,316        141,438
                                                                               -----------    -----------
    Increase in Cash and Cash Equivalents                                            3,762         23,437
  Cash and Cash Equivalents at Beginning of Period                                  36,089         18,855
                                                                               -----------    -----------
  Cash and Cash Equivalents at End of Period                                   $    39,851    $    42,292
                                                                               ===========    ===========
  Supplemental Disclosures:

    Income Taxes Paid                                                          $     5,387    $     7,512
    Interest Paid                                                                   85,842         67,587

  Supplemental Schedule of Noncash Investing and Financing Activities:
      Transfer of Loans to Foreclosed Property                                 $     8,073    $    29,038
      Securitization of Residential Real Estate Loans                                 --          137,458
                                                                               -----------    -----------
          Total Noncash Activities                                             $     8,073    $   166,496
                                                                               ===========    ===========

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

         The accompanying consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results which may be expected for the year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in Webster Financial Corporation's 1994 Annual Report to shareholders.

NOTE 2 - PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The consolidated financial statements include the accounts of Webster Financial Corporation ("Webster") and its wholly owned subsidiaries First Federal Bank, a federal savings bank ("First Federal"), and Bristol Savings Bank ("Bristol"), a state chartered savings bank (collectively the "Banks"). Effective November 1, 1995, First Federal and Bristol are expected to merge and be renamed Webster Bank.

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

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 4 - SECURITIES AND MORTGAGE-BACKED SECURITIES
         -----------------------------------------

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

                                                    September 30, 1995        December 31, 1994
                                                -----------------------   ------------------------
                                                     Book     Estimated      Book       Estimated
                                                    Value    Fair Value      Value      Fair Value
                                                ----------   ----------   ----------    ----------
Trading Securities:
  Collateralized Mortgage Obligation            $    6,868   $    6,868   $    9,311    $    9,311
  GNMA                                               4,853        4,853       13,706        13,706
  FHLMC                                             29,667       29,667         --            --
  Other                                                  2            2         --            --
                                                ----------   ----------   ----------    ----------
                                                    41,390       41,390       23,017        23,017
                                                ----------   ----------   ----------    ----------
Available for Sale Portfolio:
  U.S. Treasury Notes:
    Matures within 1 year                             --           --          3,489         3,451
  U.S. Government Agency:
    Matures within 5 years                          12,896       12,524       32,880        31,265
  Corporate Bonds and Notes:
    Matures over 5 through 10 years                  2,742        2,732        2,985         2,974
  Equity Securities:
    Mutual Funds                                     8,324        8,172       16,188        15,703
    Stock in Federal Home Loan Bank of Boston       27,967       27,967       24,476        24,476
    Other Equity Securities                         18,255       20,655       11,811        11,456
  Collateralized Mortgage Obligations               64,154       65,175       57,121        56,083
  Mortgage Backed Securities:
    FNMA                                            17,114       17,199       11,316        11,560
    FHLMC                                           24,837       24,854         --            --
    GNMA                                            21,171       21,285         --            --
  Unrealized Securities Gains (Losses), Net          3,103         --         (3,298)         --
                                                ----------   ----------   ----------    ----------
                                                   200,563      200,563      156,968       156,968
                                                ----------   ----------   ----------    ----------
Held to Maturity Portfolio:
  U.S. Treasury Notes:
    Matures within 1 year                            2,334        2,325        3,318         3,248
  U.S. Government Agency:
    Matures within 1 year                            1,010        1,011         --            --
    Matures within 5 years                          55,697       56,955       60,625        59,114
  Corporate Bonds and Notes:

    Matures over 5 through 10 years                    319          316          319           288
  Mortgage Backed Securities:
    FHLMC                                           69,380       69,392       74,951        70,622
    FNMA                                           152,328      152,879      165,266       156,857
    GNMA                                             1,697        1,763        1,919         1,922
  Collateralized Mortgage Obligations              535,688      530,537      283,861       269,492
  Other Mortgage-backed Securities                     325          321          374           356
                                                ----------   ----------   ----------    ----------
                                                   818,778      815,499      590,633       561,899
                                                ----------   ----------   ----------    ----------
    Total                                       $1,060,731   $1,057,452   $  770,618    $  741,884
                                                ==========   ==========   ==========    ==========

Webster Financial Corporation and Subsidiaries

-------------------------------------------------------------------------------

NOTE 5 - NET INCOME PER SHARE
         --------------------

     Primary net income per share is calculated by dividing net income less preferred stock dividends by the weighted-average number of shares of common stock and common stock equivalents outstanding, when dilutive. The common stock equivalents consist of common stock options. Fully diluted net income per share is calculated by dividing adjusted net income by the weighted-average fully diluted common shares, including the effect of common stock equivalents and the hypothetical conversion into common stock of the Series B 7 1/2% Cumulative Convertible Preferred Stock. The weighted-average number of shares used in the computation of primary net income per share for the three and nine months ended September 30, 1995 were 5,624,886 and 5,584,334, respectively, and for the three and nine months ended September 30, 1994 were 5,119,477 and 4,851,967, respectively. The weighted-average number of shares used in the computation of fully diluted earnings per share for the three and nine months ended September 30, 1995 were 6,621,811 and 6,579,053 and for the three and nine months ended September 30, 1994 were 6,545,431 and 6,285,843, respectively.

NOTE 6 - FORECLOSED PROPERTY EXPENSES AND PROVISIONS, NET
         ------------------------------------------------

     Foreclosed property expenses and provisions, net are summarized as follows (in thousands):

                                                          Three Months            Nine Months
                                                       Ended September 30,    Ended September 30,
                                                          1995      1994        1995       1994
                                                       -------    -------    -------    -------
(Gain) Loss on Sale of Foreclosed Property, Net        $  (301)   $   342    $  (584)   $   512
Provision for Losses on Foreclosed Property                684        820      1,670      2,370
Rental Income                                             (134)      (261)      (458)      (835)
Foreclosed Property Expenses                               708      1,231      2,709      3,258
                                                       -------    -------    -------    -------
    Foreclosed Property Expenses and Provisions, Net   $   957    $ 2,132    $ 3,337    $ 5,305
                                                       =======    =======    =======    =======


NOTE 7 - ACCOUNTING FOR IMPAIRED LOANS
         -----------------------------

   In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Under SFAS No. 114, a loan is considered impaired when it is probable that the creditor will be unable to collect amounts due, both principal and interest, according to the contractual terms of the loan agreement. This statement does not apply to large groups of small-balance homogeneous loans that are collectively evaluated for impairment such as residential and consumer loans. When a loan is impaired, a creditor has a choice of ways to measure impairment. The factors used to measure impairment include: (i) the present value of expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan or (iii) the fair value of the collateral of a collateral-dependent loan. When a loan has been deemed to be impaired, a valuation allowance is established for the amount of such impairment.

   Webster considers its residential and consumer loan portfolios to be exempt from the provisions of SFAS No. 114 since these loans are large groups of small-balance homogeneous loans collectively evaluated for determining loan loss allowances. In identifying impaired loans under the provisions of SFAS No. 114, Webster aggregates loans into risk classifications and makes an individual assessment of each borrower's ability to repay based upon current contract terms. If it is determined that the borrower will not be able to fulfill the terms of the original contract, the loan is classified as impaired. Impaired loans differ from nonaccrual loans based upon the following:

Webster Financial Corporation and Subsidiaries

-------------------------------------------------------------------------------

NOTE 7 - ACCOUNTING FOR IMPAIRED LOANS - Continued
         -----------------------------

  Nonaccrual loans are loans which are contractually past due 90 days or more as to principal or interest payments. In addition, a loan may be placed on nonaccrual status based on uncertainty as to future principal or interest payments. In comparison, the measurement of impaired loans is more subjective due to the use of estimates of future cash flows.

  There is no difference in Webster's charge-off policy for impaired loans as compared to other loans classified as nonaccrual or risk-rated by category. Loans are charged-off to the loan loss or impaired loan loss allowances when management determines that a portion of the book value of the loan will not be recovered either through principal repayment or liquidation of the underlying collateral.

   Webster adopted FAS No. 114 during the quarter ended March 31, 1995, with no impact on its results of operations. At September 30, 1995, Webster had $11.7 million of impaired loans, of which $5.6 million was measured based upon the fair value of the underlying collateral and $6.1 million was measured based upon the expected future cash flows of the impaired loans. Of the total of impaired loans of $11.7 million, $10.1 million had allowances for losses on impaired loans of $1.7 million. In the 1995 third quarter, the average balance of impaired loans was $11.8 million. The allowance for losses on impaired loans was established as a result of an allocation from the allowance for losses on loans.

   In October 1994, the Financial Accounting Standards Board issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure", amending SFAS No. 114. SFAS No. 118 allows institutions to use existing methods for recognizing interest income on impaired loans. Webster's policy with regard to the recognition of interest income on impaired loans includes an individual assessment of each loan. Interest which is more than 90 days past due is not accrued. When payments on impaired loans are received, Webster records interest income on a cash basis or applies the total payment to principal based on an individual assessment of each loan. Interest income recognized on impaired loans in the three months and nine months ended September 30, 1995 amounted to $7,139 and $46,199, respectively.

NOTE 8 - REVERSE REPURCHASE AGREEMENTS
         -----------------------------

   At  September  30,  1995,  Webster  had $87.0  million of reverse  repurchase
agreements   outstanding.   Information   concerning  borrowings  under  reverse
repurchase agreements is summarized below (dollars in thousands):

  Balance at                        Fixed        Maturity     Book Value         Market Value
Sept 30, 1995         Term           Rate          Date      of Collateral       of Collateral
-------------         ----          ------      -----------  -------------      --------------

 $14,895              9 months      5.85%         5/10/96     $16,194            $15,827
  11,527              9 months      5.83          5/10/96      11,471             12,087
  35,992              3 months      5.77         12/14/95      36,381             37,298
  24,550              4 months      5.77          1/23/96      27,546             26,358
 -------                                                      -------             ------
 $86,964                                                      $91,592            $91,570
 =======                                                      =======             ======

   The securities underlying the reverse repurchase agreements are all U.S. Agency collateral and have been delivered to the broker-dealers who arrange the transactions . Webster uses reverse repurchase agreements when the cost of such borrowings is favorable as compared to other funding sources. The average balance and the maximum amount of outstanding repurchase agreements at any month-end during the 1995 third quarter was $38.3 million and $87.0 million respectively. There were no reverse repurchase agreements outstanding at September 30, 1994. The weighted average interest rate of the reverse repurchase agreements outstanding at September 30, 1995 was 5.79%.

Webster Financial Corporation and Subsidiaries

-------------------------------------------------------------------------------

NOTE 9 - ACCOUNTING STANDARDS
         --------------------

   In May 1995, the Financial Accounting Standards Board issued SFAS No. 122 "Accounting for Mortgage Servicing Rights", which amends SFAS 65 "Accounting for Certain Mortgage Banking Activities." Under SFAS 65, mortgage servicing rights were required to be capitalized only if servicing was purchased but prohibited separate capitalization of mortgage servicing rights when acquired through loan portfolio sales with servicing rights retained. SFAS No. 122 requires that a mortgage banking entity recognize as a separate asset the value of the right to service mortgage loans for others, regardless of how those servicing rights are acquired. Additionally, SFAS No. 122 requires that a mortgage banking entity assess its capitalized mortgage servicing rights for impairment and establish valuation allowances based on the fair value of those servicing rights, which include those servicing rights acquired prior to adoption of SFAS No.122. As allowed under the provisions of this statement, Webster elected early adoption of SFAS No. 122 on July 1, 1995. As a result of such adoption, Webster recorded gains on the sale of loans of $118,000 in the third quarter ended September 30, 1995. At September 30, 1995 the fair value of all Mortgage Servicing Rights exceeded its book value, therefore, no valuation allowance was recorded.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS

GENERAL
-------

     Webster, headquartered in Waterbury, Connecticut, is the holding company of First Federal and Bristol. Webster, through its subsidiary banks, is engaged primarily in retail and commercial banking, attracting deposits from the general public and investing those funds in first residential mortgage loans, commercial and industrial loans, commercial real estate loans, home equity loans and consumer installment loans. Webster's subsidiary banks currently serve customers from 39 banking offices located in New Haven, Fairfield, Litchfield and Hartford Counties in Connecticut.

CHANGES IN FINANCIAL CONDITION
------------------------------

    Total assets were $3.035 billion at September 30, 1995, an increase of $273.1 million from December 31, 1994 due primarily to increases in mortgage-backed securities. Net loans receivable amounted to $1.650 billion at September 30, 1995 compared to $1.656 billion at December 31, 1994, a decrease of $6.0 million. The decrease in net loans receivable is primarily attributable to prepayments and repayments of principal. Segregated Assets decreased to $116.4 million at September 30, 1995 from $137.1 million at December 31, 1994 due primarily to $6.4 million of gross charge-offs and $14.3 million of principal repayments. Total foreclosed property, net were $18.1 million at September 30, 1995 compared to $25.6 million at December 31, 1994, a decrease of $7.5 million due primarily to $3.3 million in charge-offs and $4.6 million in foreclosed property sales. Total liabilities at September 30, 1995 increased $257.2 million from December 31, 1994. The net increase in liabilities consisted of increases in FHLB advances, other borrowings, and accrued expenses and other liabilities of $174.7 million, $86.4 million and $5.4 million, respectively, which were offset by net decreases in deposits and advance payments by borrowers for taxes and insurance of $4.4 million and $4.9 million, respectively. At September 30, 1995, Webster had reverse repurchase agreements outstanding of $87.0 million. There were no reverse repurchase agreements outstanding during 1994.

     Shareholders' equity was $153.8 million at September 30, 1995 compared to $137.9 million at December 31, 1994. First Federal Bank had tier 1 leveraged, tier 1 risk-based and total risk-based capital ratios of 5.12%, 11.43% and 12.53%, respectively, at September 30, 1995. Bristol's tier 1 leveraged, tier 1 risk-based and total risk-based capital ratios at September 30, 1995 were 7.69%, 12.52% and 13.80%, respectively. Both Banks meet the regulatory capital requirements for a "well capitalized" institution.

ASSET QUALITY

     Webster strives to maintain high asset quality. At September 30, 1995, residential first mortgage and consumer loans comprised 90% of the loan portfolio while commercial and industrial loans and commercial real estate loans comprised 10%, excluding Segregated Assets. Most of Webster's securities are obligations of the U.S. Treasury or U.S. Government Agencies. All other fixed income securities must have an investment rating in the top two rating categories by a major rating service at the time of purchase.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)
-------------------------------------------------------------------------------

     A breakdown of loans receivable, net by type as of September 30, 1995 and December 31, 1994 follows (in thousands):

                                     September 30, 1995 December 31, 1994
                                     ------------------ -----------------
Residential Mortgage Loans               $ 1,374,964    $ 1,390,995
Commercial Real Estate Loans                 112,860        109,339
Commercial and Industrial Loans               57,393         58,679
Consumer Loans (Including Home Equity)       146,025        142,445
                                         -----------    -----------
   Total Loans                             1,691,242      1,701,458
Allowance for Loan Losses                    (41,231)       (45,436)

   Loans Receivable, Net                 $ 1,650,011    $ 1,656,022
                                         ===========    ===========

     Included above at September 30, 1995 and December 31, 1994 were loans held for sale of $7.3 million and $24.7 million, respectively. Loans held for sale at September 30, 1995 and December 31, 1994 represented one-to-four family residential mortgage loans.

     The following table details the nonaccrual assets at September 30, 1995 and December 31, 1994 (in thousands):

                                     September 30, 1995   December 31, 1994
                                     ------------------   -----------------
Loans Accounted For on a Nonaccrual Basis:

     Residential Real Estate                 $18,593           $17,124
     Commercial                               16,045            15,201
     Consumer                                  1,075             1,234
                                             -------           -------
       Total Nonaccrual Loans                 35,713            33,559

Foreclosed Properties:

     Residential and Consumer                  5,483             8,496
     Commercial                               12,660            17,140
                                             -------           -------
       Total Nonaccrual Assets               $53,856           $59,195
                                             =======           =======


     The decrease in nonaccrual assets of $5.3 million at September 30, 1995 compared to December 31, 1994 is due primarily to sales of foreclosed property and charge-offs.

     At September 30, 1995, Webster's allowance for losses on loans of $41.2 million represented 115% of nonaccrual loans and its total allowances for losses on nonaccrual assets of $42.4 million amounted to 77% of nonaccrual assets. A detail of the changes in the allowances for losses on loans and foreclosed property for the nine months ended September 30, 1995 follows (in thousands):

                                        Allowances For Losses On
                                    --------------------------------
                                                                           Total
                                                Impaired   Foreclosed   Allowances
                                      Loans      Loans     Properties   for Losses
                                    --------    --------    --------    --------
Balance at December 31, 1994        $ 45,436    $   --      $  2,473    $ 47,909
Provisions for Losses                  1,080        --         1,670       2,750
Allocation from General Allowance     (2,000)      2,000        --          --
Losses Charged to Allowances          (7,397)       (333)     (3,301)    (11,031)
Recoveries Credited to Allowances      2,445        --           280       2,725
                                    --------    --------    --------    --------
Balance at September 30, 1995       $ 39,564    $  1,667    $  1,122    $ 42,353
                                    ========    --------    ========    ========

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
  (Continued)
-------------------------------------------------------------------------------

Segregated Assets, Net
----------------------
     Segregated Assets, Net at September 30, 1995 included the following assets purchased from the FDIC in the First Constitution Acquisition which are subject to a loss-sharing arrangement with the FDIC (in thousands):

                                    September 30, 1995      December 31, 1994
                                     ------------------     -----------------
Commercial Real Estate Loans             $  87,627            $  98,813
Commercial and Industrial Loans             12,724               15,377
Multi-Family Real Estate Loans              17,067               18,124
Foreclosed Properties                        2,400                9,202
                                         ---------            ---------
                                           119,818              141,516
Allowance for Segregated Assets Losses      (3,453)              (4,420)
                                         ---------            ---------
  Segregated Assets, Net                 $ 116,365            $ 137,096
                                         =========            =========

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

     Upon termination of the seven-year period after the Acquisition Date, if the sum of net charge-offs on Segregated Assets for the first five years after the Acquisition Date plus permitted expenses during the entire seven-year period, less any recoveries during the sixth and seventh year on Segregated Assets charged off during the first five years, exceeds $49.2 million, the FDIC is required to pay Webster an additional 15% of any such excess over $49.2 million at the end of the seventh year. Reimbursements received for net charge-offs and eligible expenses on Segregated Assets aggregated $2.4 million and $6.0 million for the three and nine months ended September 30, 1995, respectively.

     A detail of changes in the allowance for Segregated Assets losses follows (in thousands):

      Balance at December 31, 1994                         $ 4,420
      Provisions Charged to Operations                           -
      Charge-offs                                           (1,280)
      Recoveries                                               313
                                                           -------
      Balance at September 30, 1995                        $ 3,453
                                                           =======

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)
-------------------------------------------------------------------------------

     The following table details nonaccrual Segregated Assets at September 30, 1995 and December 31, 1994 (in thousands):

                                         September 30, 1995  December 31, 1994
Segregated Assets Accounted For on a
  Nonaccrual Basis:
  Commercial Real Estate Loans                 $ 5,326          $13,795
  Commercial and Industrial Loans                3,110            3,678
  Multi-Family Real Estate Loans                   801              576
                                               -------          -------
    Total Nonaccrual Loans                       9,237           18,049

Foreclosed Property:
  Commercial Real Estate                         1,302            7,753
  Multi-Family Real Estate                       1,098            1,449
                                               -------          -------
    Total Nonaccrual Segregated Assets         $11,637          $27,251
                                               =======          =======

ASSET/LIABILITY MANAGEMENT
--------------------------

   The goal of Webster's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments. To this end, Webster's strategies for managing interest-rate risk are responsive to changes in the interest-rate environment and to market demands for particular types of deposit and loan products. Management measures interest-rate risk using simulation, price elasticity and GAP analyses. Based on Webster's asset/liability mix September 30, 1995, management's simulation analysis of the effects of changing interest rates projects that an instantaneous +/- 200 basis point change in interest rates would decrease net interest income by less than 5% at September 30, 1995. At September 30, 1995, Webster had a 4.6% positive GAP position in the one year time horizon, which means that cumulative interest-rate sensitive assets exceed cumulative interest-rate sensitive liabilities for that period. Management believes that its interest-rate risk position represents a reasonable amount of interest-rate risk at September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    Under regulations of the Office of Thrift Supervision, First Federal is required to maintain assets which are readily marketable in an amount equal to 5% or more of its net withdrawable deposits plus short-term borrowings. At September 30, 1995, First Federal had a liquidity ratio of 5.20% and was in compliance with applicable regulations. Bristol, as an FDIC regulated institution, has no such specific liquidity requirement. At September 30, 1995, Webster had mortgage commitments outstanding of $42.3 million, unused home equity credit lines of $142.5 million and commercial lines and letters of credit of $33.1 million.

RESULTS OF OPERATIONS
---------------------

     Comparison of the three and nine month periods ended September 30, 1995 and 1994:

General
-------
     Net income for the three month period ended September 30, 1995 amounted to $5.0 million or $.76 per fully diluted share compared to $4.3 million or $.65 per fully diluted share for the same period in 1994. Net income available to common shareholders increased 23% in the third quarter of 1995 to $4.7 million compared to $3.8 million for the same period in 1994. Net Income available to common shareholders for the nine months ended September 30, 1995 amounted to $13.4 million or $2.19 per fully diluted share compared to $11.0 million or $1.97 per fully diluted share for the same period in 1994.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
  (Continued)
-------------------------------------------------------------------------------

Net Interest Income
-------------------

     Net Interest Income for the three and nine months ended September 30, 1995 amounted to $19.4 million and $58.9 million, respectively, compared to $22.2 million and $62.2 million for the same periods in 1994. The decrease is primarily attributable to the cost of funds increasing more than yields on earning assets. Net interest rate spread for the three and nine months ended September 30, 1995 was 2.66% and 2.84%, respectively, compared to 3.30% and 3.23% for the same periods in 1994.

     Interest Income for the three and nine months ended September 30, 1995 amounted to $51.4 million and $146.9 million, respectively, compared to $46.0 million and $126.7 million for the same periods in 1994. The increase is due primarily to a higher amount of average earning assets and higher yields on loans, mortgage-backed securities and investments, which increased to 7.37% and 7.31% for the three and nine months ended September 30, 1995, respectively, compared to 6.89% and 6.73% for the same periods in 1994.

     Interest Expense for the three and nine months ended September 30, 1995 amounted to $32.1 million and $88.0 million, respectively, compared to $23.7 million and $64.6 million for the same periods in 1994. This increase is due primarily to a higher amount of average interest-bearing liabilities and an increase in the cost of deposits and Federal Home Loan Bank advances. The cost of interest-bearing liabilities increased to 4.71% and 4.48% for the three and nine months ended September 30, 1995 compared to 3.59% and 3.49% for the same periods in 1994.

Provision for Loan Losses
-------------------------

     The provision for loan losses amounted to $450,000 and $1.1 million for the three and nine month periods ended September 30, 1995, respectively, compared to $475,000 and $2.0 million for the same periods in 1994. At September 30, 1995, the allowance for loan losses was $41.2 million and represented 115.5% of nonaccrual loans, compared to $52.5 million and 115.2% a year earlier.

Noninterest Income
------------------

     Noninterest Income for the three and nine months ended September 30, 1995 amounted to $5.1 million and $14.1 million, respectively, compared to $3.5 million and $10.4 million for the same periods in 1994. The increase is due primarily to gains on sales of loans and securities and to an increase in deposit product fees as a result of a larger deposit base.

    There were $1.3 million and $2.3 million of gains on sales of loans and securities for the three and nine months ended September 30, 1995, respectively, compared to losses of $13,000 and gains of $410,000 for the same periods in 1994. The third quarter of 1995 includes a gain on the sale of loans of $118,000 as a result of the early adoption of SFAS No. 122.

 Noninterest Expenses
 --------------------

   Noninterest expenses for the three months ended September 30, 1995 amounted to $16.7 million compared to $18.6 million for the same period in 1994. The decrease is due primarily to lower salary expenses, occupancy expenses, furniture and equipment expenses, Federal Deposit Insurance Corporation ("FDIC") premiums and foreclosed property expenses and provisions. During the 1995 third quarter, the FDIC determined that the Bank Insurance Fund ("BIF") had met its required reserve ratio as of June 1, 1995 and lowered the BIF premium rate retroactively to that date. Webster received a refund of $801,000 from the BIF. There was no reduction by the FDIC in the premium rates of the Savings
Association Insurance Fund ("SAIF"), which has not met its required reserve level. At September 30, 1995, approximately 59% of Webster's deposits are assessed premiums at the BIF rate and 41% at the SAIF rate. The 1995 third quarter decrease in noninterest expenses was partially offset by increases in other operating expenses in the 1995 third quarter are primarily due to $1.3 million of expenses related to the renaming of Webster's banking subsidiaries.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
  (Continued)
------------------------------------------------------------------------------

    Noninterest expenses for the nine months ended September 30, 1995 amounted to $51.1 million compared to $50.7 million for the same period in 1994. The increase is due to higher salaries and employee benefit expenses, occupancy expenses, furniture and equipment expenses and other expenses. Foreclosed property expenses and provisions, net amounted to $3.3 million for the nine months ended September 30, 1995 compared to $5.3 million for the same period in 1994 due primarily to a decrease in provisions for foreclosed property losses in 1995. Noninterest expenses for the 1995 nine month period include Bristol expenses for all nine months while the 1994 period only includes expenses related to Bristol from the date of acquisition on March 3, 1994.

Income Taxes
------------

     Total income tax expense for the three and nine month periods ended September 30, 1995 amounted to $2.3 million and $6.4 million, respectively, compared to $2.4 million and $7.3 million for the same periods in 1994. The decrease in both respective 1995 periods is due primarily to benefits from the utilization of tax loss carryforwards and the reduction of the deferred tax valuation allowance, both of which are primarily related to Bristol.

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

Item 5.  OTHER INFORMATION - Not Applicable
         -----------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

        (a)    Exhibits - None
        (b)    Reports on form 8-K

         The Registrant filed the following reports on Form 8-K during the quarter ended September 30, 1995.

         Form 8-K/A dated July 27, 1995 (amending the Registrant's Form 8-K dated June 20, 1995 pertaining to the acquisition of Shelton Bancorp,
         Inc).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              WEBSTER FINANCIAL CORPORATION
                                              -----------------------------
                                                       Registrant

Date:    October 27, 1995                     By:   /s/ John V. Brennan
       ---------------------                       --------------------
                                                   John V. Brennan
                                                   Executive Vice President,
                                                   Chief Financial Officer and
                                                   Treasurer

Date:    October 27, 1995                     By:   /s/ Peter J. Swiatek
       ----------------------                      ---------------------
                                                   Peter J. Swiatek
                                                   Controller