Form 10-K
period 1995-12-31
WEBSTER FINANCIAL CORP
filed 1996-03-29
CIK 801337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1995
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

         Commission File Number:  0-15213

                          WEBSTER FINANCIAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                    06-1187536
      -------------------------------                   --------------------
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)

   Webster Plaza, Waterbury, Connecticut                        06720
 ----------------------------------------                   -------------
 (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (203) 753-2921

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 per value
                          ----------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X       No
                                              --         --
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Based upon the closing price of the registrant's common stock as of March 15, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant is $211,924,494. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant and by shareholders beneficially owning more than 10% of the registrant's outstanding common stock, who may or may not be deemed to have been excluded.
         The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

                  Class: Common Stock, par value $.01 per share
              Issued and Outstanding at March 27, 1996 : 8,103,746

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I and II:  Portions of  the Annual Report to  Shareholders  for fiscal year ended December 31,  1995
     Part III: Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1996.

                                          WEBSTER FINANCIAL CORPORATION
                                           1995 FORM 10-K ANNUAL REPORT
                                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----

                                                      PART I
Item  1.     Business........................................................................................    3

                  General....................................................................................    3
                  Recent Acquisitions........................................................................    4
                  FDIC Assisted Acquisitions.................................................................    5
                  Lending Activities.........................................................................    5
                  Segregated Assets..........................................................................   16
                  Investment Activities......................................................................   18
                  Sources of Funds...........................................................................   21
                  Bank Subsidiaries..........................................................................   24
                  Employees..................................................................................   24
                  Market Area and Competition................................................................   24
                  Federal Savings Bank Regulation............................................................   27
                  Federal Reserve System.....................................................................   34
                  Federal Home Loan Bank System..............................................................   35
                  Taxation...................................................................................   35

Item  2.     Properties......................................................................................   37
Item  3.     Legal Proceedings...............................................................................   39
Item  4.     Submission of Matters to a Vote of Security Holders.............................................   39

                                                      PART II

Item  5.     Market for the Registrant's Common Stock and
               Related Stockholder Matters...................................................................   39
Item  6.     Selected Financial Data.........................................................................   40
Item  7.     Management's Discussion and Analysis of Results of
               Operations and Financial Condition............................................................   40
Item  8.     Financial Statements and Supplementary Data.....................................................   40
Item  9.     Disagreements on Accounting
               and Financial Disclosures.....................................................................   40

                                                     PART III

Item 10.     Directors and Executive Officers of the Registrant..............................................   41
Item 11.     Executive Compensation..........................................................................   41
Item 12.     Security Ownership of Certain Beneficial Owners
               and Management................................................................................   41
Item 13.     Certain Relationships and Related Transactions..................................................   41

                                                      PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
               on Form 8-K...................................................................................   41

                                                         2

                                     PART I
Item 1.  Business
         --------
General

             Wesbster Financial Corporation, ("Webster" or the "Corporation"), through its subsidiary, Webster Bank, ("Webster Bank" or the "Bank") delivers financial services to local individuals and businesses. Webster's Mission is to build valuable banking relationships by helping individuals, families and businesses to reach their financial goals. The company has grown profitably in recent years, primarily through a series of acquisitions which have expanded and strengthened its franchise and have accelerated Webster's transition from a tranditional thrift institution to a full-service retail bank. Webster is organized along three lines of business - consumer, business and mortgage banking, each focused on the special needs of its customers. Webster serves 275,000 customers from 64 banking offices in Connecticut, extending from the Massachusetts border to Long Island Sound.

             Webster's goals are to ensure customer satisfaction by providing superior customer service and by delivering quality financial products and services, to provide a stimulating and challenging work environment that encourages, develops and rewards excellence, and to make a meaningful investment in the communities Webster serves.

             Assets at December 31, 1995 were $3.2 billion compared to $3.1 billion a year earlier. Net loans receivable amounted to $1.89 billion at December 31, 1995 compared to $1.87 billion a year ago. Deposits were $2.40 billion at December 31, 1995 compared to $2.43 billion at December 31, 1994.

             Prior to November 1, 1995, Webster had two savings bank subsidiaries: First Federal Bank, a federal savings bank ("First Federal"), founded in 1935, with its home office in Waterbury, Connecticut, and Bristol Savings Bank ("Bristol"), a state chartered savings bank, founded in 1870, with its home office in Bristol, Connecticut. References herein to Webster Bank or the Bank prior to November 1, 1995 mean First Federal, unless the context otherwise indicates. On November 1, 1995, in the following sequence: (i) Bristol converted from a state savings bank charter to a federal savings bank charter and was concurrently renamed as Webster Bank, (ii) First Federal Bank merged into Webster Bank, as the surviving savings bank with its home office in Waterbury, Connecticut, (iii) Webster acquired Shelton Bancorp, Inc. ("Shelton") and its wholly-owned subsidiary, Shelton Savings Bank, through a merger of a wholly-owned subsidiary of Webster formed for such purpose into Shelton, as the surviving corporation, (iv) Shelton then merged into Webster, as the surviving corporation, and (v) thereafter Shelton Savings Bank merged into Webster Bank, as the surviving savings bank. References to Webster Bank or the Bank on and after November 1, 1995 mean the surviving bnak in the transactions that were consummated on such date, unless the context otherwise indicates.

             Webster expanded its banking operations by acquiring Shelton in 1995 and 20 former Shawmut Bank Connecticut ("Shawmut") branch banking offices in the Hartford banking market in February 1996. See "Shelton Acquisition" and "Shawmut Transaction." In preceding years, Webster expanded its operations through the acquisition of Bristol in 1994 (see "Recent Acquisitions") and Shoreline Bank and Trust ("Shoreline") in 1994 and the FDIC-assisted acquisitions of First Constitution Bank ("First Constitution") in 1992 and Suffield Bank ("Suffield") in 1991. (See "FDIC Assisted Acquisitions" 1991.) These acquisitions have significantly expanded the market areas served by the Corporation.

             On an unconsolidated basis at December 31, 1995, the assets of Webster consisted primarily of its investment in the Bank and $61.8 million of cash and other investments. The principal sources of Webster's revenues on an unconsolidated basis are dividends from the Bank and interest and dividend income from other investments. See Note 18 to Webster's Consolidated Financial Statements for parent-only financial statements.

             The Bank's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a Bank Insurance Fund ("BIF") member institution and approximately at December 31, 1995 63% of the Bank's deposits were subject to BIF assessment rates and 37% to Savings Association Insurance Fund ("SAIF") assessment rates. After giving effect to the

Shawmut Transaction, approximately 72% of the Bank's deposits are subject to BIF assessment rates and 28% to SAIF assessments rates. See "Bank Regulation."

             Webster as a holding company, and the Bank are subject to comprehensive regulation, examination and supervision by the OTS, as the primary federal regulator. The bank is also subject to regulation, examination and supervision by the FDIC as to certain matters. At December 31, 1995, the Board of Governors of the Federal Reserve System ("FRB") also has regulatory authority over the Bank as to some matters. See "Holding Company Regulation" and "Bank Regulation."

             Webster's   executive   offices  are  located  at  Webster   Plaza,
Waterbury, Connecticut, 06702. Its telephone number is (203) 753-2921

Recent Acquisitions

             The Shawmut  Transaction - On October 1, 1995, Webster Bank entered into a Purchase and Assumption Agreement with Shawmut Bank Connecticut National Association (now Fleet National Bank of Connecticut), as part of the Fleet/Shawmut merger, to acquire 20 former Shawmut branch banking offices in the Hartford Banking Market. The Shawmut Transaction was consummated on February 16, 1996 with Webster Bank receiving approximately $845 million in BIF insured deposits, and $586 million in loans. In connection with the Shawmut Transaction, Webster completed the sale of 1,249,600 shares of its common stock in an underwritten public offering in December 1995. The Shawmut Transaction is being accounted for as a purchase. The results of operations related to the Shawmut branch banking offices prior to acquisition are not included in the accompanying Consolidated Financial Statements. Such results will only be included for the period subsequent to the consummation of the Shawmut Transaction.

             The Shelton Bancorp, Inc. Acquisition - On November 1, 1995, Webster acquired Shelton and its subsidiary, Shelton Savings Bank, a $295 million asset savings bank in Shelton, Connecticut, with $273 million in BIF insured deposits. In connection with the merger with Shelton, Webster issued 1,292,549 shares of its common stock for all the outstanding shares of Shelton common stock. Under the terms of the agreement, Shelton shareholders received
 .92 of a share of Webster common stock in a tax free exchange for each of their Shelton common shares. This acquisition was accounted for as a pooling of interests. The Corporation's Consolidated Financial Statements include Shelton's financial data as if Shelton had been combined at the beginning of the earliest period presented.

             Shoreline Bank and Trust Company - On December 16, 1994, Webster acquired Shoreline, a $51.0 million asset commercial bank based in Madison, Connecticut, with $47.0 million in BIF insured deposits. To effect the acquisition, Shoreline was merged into Webster Bank and its Madison banking office became a full service office of Webster Bank. In connection with the merger, the Corporation issued 266,500 shares of its common stock for all of the outstanding shares of Shoreline common stock. This acquisition was accounted for as a pooling of interests. The Corporation's Consolidated Financial Statements include Shoreline's financial data as if Shoreline had been combined at the beginning of the earliest period presented.


             Bristol Savings Bank - On March 3, 1994, Webster acquired Bristol, a state chartered savings bank with $486 million in assets which became a wholly-owned subsidiary of Webster. In connection with the conversion of Bristol from a mutual to a stock charter concurrently with the acquisition, Webster completed the sale of 1,150,000 shares of its common stock in related subscription and public offerings. Webster invested in Bristol a total of $31.0 million, including the net proceeds of approximately $21.9 million from subscription and public offerings plus existing funds from the holding company. As a result of this investment, Bristol met all ratios required by the FDIC for a "well-capitalized" savings bank. The Bristol acquisition was accounted for as a purchase. Results of operations relating to Bristol are included in the Corporation's Consolidated Financial Statements only for the period subsequent to the effective date of the acquisition. Webster maintained Bristol as a separate savings bank subsidiary until November 1, 1995, when First Federal and Bristol were merged and renamed as Webster Bank.


FDIC Assisted Acquisitions


             Webster Bank significantly expanded its retail banking operations through assisted acquisitions of First Constitution Bank ("First Constitution") in October 1992 and Suffield Bank ("Suffield") in September 1991 from the Federal Deposit Insurance Corporation ("FDIC"). These acquisitions, which were accounted for as purchases, involved financial assistance from the FDIC and extended Webster Bank's retail banking operations into new market areas by adding 21 branch offices, $1.5 billion in retail deposits and approximately 150,000 customer accounts. See Note 2 to the Consolidated Financial Statements for additional information concerning the terms of these assisted acquisitions.

Lending Activities

             General. Webster originates residential, consumer, and business loans. Total loans receivable was $1.9 billion at December 31, 1995 and 1994. All references to loan and allowance for loan loss balances and ratios in the Lending Activities section exclude Segregated Assets, which are discussed immediately after this section. At December 31, 1995, first mortgage loans secured by one-to-four family properties comprised 77.2% of the Corporation's loan portfolio, before net items.

             Nonaccrual loans, which include most loans delinquent 90 days or more, were $37.8 million at December 31, 1995, compared to $34.9 million at December 31, 1994, out of a total loan portfolio, before net items, of over $1.94 billion at December 31, 1995 and $1.93 billion at December 31, 1994. The ratio of nonaccrual loans to total loans before net items was 1.9% and 1.8% at December 31, 1995 and 1994, respectively. Nonaccrual assets, which includes nonaccrual loans and real estate owned were $55.0 million and $61.5 million at December 31, 1995 and 1994 respectively.

             One-to-Four Family First Mortgage Loans. Webster originates both fixed-rate and adjustable-rate mortgage loans. The Corporation originates one-year, three-year and five-year adjustable-rate mortgage loans (ARMs) with caps on the annual and lifetime interest rate adjustments, which currently are generally 2% and 6%, respectively. At December 31, 1995, 63% of Webster's total mortgage loans before net items were adjustable-rate loans. Interest rates on adjustable loans originated as of December 31, 1995 were 2.75% above the constant maturity one-year U.S. Treasury yield index. There are no prepayment penalties on any of Webster's adjustable-rate loans. Webster has offered adjustable-rate mortgage loans at initial interest rates discounted from the fully indexed rate.

             Although adjustable-rate mortgage loans allow Webster to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the interest rate "caps" contained in adjustable-rate loans. The terms of such loans may also increase the likelihood of delinquencies in periods of high interest rates, particularly if such loans are originated at discounted interest rates. Federal law permits the FRB to promulgate regulations limiting the maximum interest rate that may apply during the term of adjustable rate mortgage loans. Under the current regulations, no specific interest rate limit is set, but lenders are required to impose interest rate caps on all adjustable-rate mortgage loans and all dwelling-secured consumer loans, including home equity loans, which provide for interest rate adjustments.

             Webster originates 15 to 30 year fixed-rate mortgage loans on one-to-four family units. Webster has exchanged fixed-rate, long-term mortgage loans for mortgage-backed securities guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA"). At December 31, 1995, $555.5 million or 37% of Webster's total residential mortgage loans before net items had fixed rates.

               Webster sells mortgage loans in the secondary market when such sales are consistent with its asset/liability management objectives. At December 31, 1995, Webster had $2.9 million of adjustable and fixed-rate mortgage loans held for sale.

             Webster also makes residential construction loans to individuals to construct one-to-four family residential units. At December 31, 1995, such construction loans totaled $54.4 million or 2.8% of Webster's total loans receivable before net items.

             All of the conventional mortgage loans on one-to-four family units originated by Webster include a "due-on-sale" clause, which is a provision giving Webster the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the real property which is subject to the mortgage and the loan is not repaid. Webster actively enforces "due-on-sale" clauses.

             Commercial and Commercial Real Estate Mortgage Loans. Webster had $197.9 million, or 10.2% of its total loans receivable before net items, in commercial and commercial real estate loans outstanding as of December 31, 1995, excluding Segregated Assets. Commercial real estate loans are secured by multi-family residences, office buildings, retail outlets, warehouses, land or other commercial real properties. Commercial loans are secured by assets other than real estate, such as inventory or trade receivables.

              Loans secured by commercial and multi-family residential properties can involve greater risks than single-family residential mortgage lending. Such loans generally are substantially larger than single-family residential mortgage loans, and repayment of the loan generally depends on cash flow generated by the property. Because the payment experience on loans secured by such property is often dependent on successful operation or management of the security property, repayment of the loan may be subject to a greater extent to adverse conditions in the real estate market or the economy as compared to one-to-four family residential mortgage loans. The commercial real estate business is cyclical and subject to downturns, overbuilding and local economic conditions.

              At December 31, 1995,  $14.9  million of Webster's  $41.8  million allowance for loan losses was allocated to commercial and commercial real estate loans. See "Management's Discussion and Analysis and Results of Operations" contained in the annual report to shareholders and incorporated herein by reference. The annual report is filed as an exhibit hereto. Also see "Business -- Lending Activities -- Nonaccrual Loans and Delinquencies" for more information about Webster's asset quality, allowance for loan losses and provisions for loan losses.

         Consumer Loans. At December 31, 1995, consumer loans were $172.3 million or 8.9% of Webster's total loans receivable before net items. Consumer loans consist primarily of home equity credit lines, home improvement loans, passbook loans and other consumer loans. The allowance for losses on consumer loans was $7.9 million at December 31, 1995.

The following table sets forth the composition of Webster's loan portfolio, excluding Segregated Assets, in dollar amounts and in percentages at the dates shown, and a reconciliation of loans receivable, net.

                                                                               At December 31,
                                              1995               1994               1993               1992             1991
                                     -------------------  ----------------   -----------------    --------------   -------------
                                        Amount       %      Amount      %      Amount       %     Amount      %    Amount      %
                                                                         (Dollars in thousands)
 Residential mortgage loans:
  1-4 family units...................$  1,498,024  79.2% $1,465,419   78.4%  $1,263,618   86.1% $1,321,825 86.9%  $501,114   71.4%
  Multi-family units.................      13,198   0.7       5,931    0.3          --    --         5,320  0.3      5,073    0.7
  Construction.......................      54,410   2.9      53,779    2.9       28,930    2.0      15,033   1.0     9,642    1.4
  Land...............................       2,652   0.1      26,712    1.4       29,464    2.0      12,045   0.8     3,390    0.5
                                     ------------ ----- -----------  -----  -----------  -----  ---------- ----- ---------  -----
    Total residential mortgage loans.   1,568,284  82.9   1,551,841   83.0    1,322,012   90.1   1,354,223  89.0   519,219   74.0
 Residential loans held for sale.....       2,872   0.2      24,735    1.3       11,505    0.8       7,240   0.5        --     --

Commercial mortgage loans:
  Income producing properties........        --      --          --     --          135    0.0         348   0.0    14,645    2.1
  Land...............................      19,867   1.1        5,60    0.3           --     --          --    --        --     --
  Construction.......................       8,887   0.5       4,237    0.2        2,083    0.1       5,735   0.4     5,752    0.8
  Other commercial real estate.......     115,976   6.1     130,248    7.0       40,306    2.7      41,636   2.7    27,227    3.9
                                     ------------ ----- -----------  -----  -----------  -----  ---------- ----- ---------  -----
    Total commercial mortgage loans..     144,730   7.7     140,092    7.5       42,524    2.8      47,719   3.1    47,624    6.8
                                     ------------ ----- -----------  -----  -----------  -----  ---------- ----- ---------  -----
Total mortgage loans.................   1,715,886  90.8   1,716,668   91.8    1,376,041   93.7   1,409,182  92.6   566,843   80.8
                                     ------------ ----- -----------  -----  -----------  -----  ---------- ----- ---------  -----
Less mortgage loans net items:
  Residential loans in process.......      20,642   1.1      25,523    1.4       16,994    1.2       3,295   0.2     2,736    0.4
  Commercial loans in proces.........          --    --       1,174    0.1          487    0.0         508   0.0       436    0.1
  Allowance for loan losses..........      30,799   1.6      36,252    1.9       38,477    2.6      44,384   2.9     7,696    1.1
  Unearned (premiums) discounts and
    deferred loan fees, net..........     (12,207) (0.5)    (13,906)  (0.8)     (10,318)  (0.8)      2,091   0.1     1,684    0.2
                                     ------------ -----  ----------   ----   -----------  -----  ---------- ---- ---------  -----
    Net mortgage loans...............   1,676,652  88.6   1,667,625   89.2    1,330,401   90.7   1,358,904  89.4   554,291   79.0
                                     ------------ -----  ----------  -----  -----------  -----  ---------- ----- ---------  -----
Consumer loans:
  Home improvement...................       6,980   0.4       4,718    0.3        4,413    0.3       6,274   0.4    18,355    2.6
  Home equity credit lines...........     122,737   6.5     128,828    6.9      103,523    7.1     100,821   6.6   104,264   14.9
  Education..........................         135   0.0         483    0.0          684    0.0         451   0.0       758    0.1
  Personal...........................      31,653   1.7      23,231    1.3       13,928    0.9      14,553   1.0     4,572    0.7
  Marine loans.......................         462   0.0         226    0.0          246    0.0       1,160   0.1       131    0.0
  Automobiles........................       2,195   0.1       2,399    0.1        2,584    0.2       2,604   0.2     3,633    0.5
  Secured by deposits................       8,121   0.4       7,171    0.4        7,207    0.5       8,277   0.5     5,416    0.8
                                     ------------ ----- -----------  -----  -----------  -----  ---------- ----- ---------  -----
    Total consumer loans.............     172,283   9.1     167,056    9.0      132,585    9.0     134,140   8.8   137,129   19.6
Less:
   Allowance for loan losses.........       7,865   0.4       7,312    0.4        5,955    0.4       4,626   0.3     2,563    0.4
   Deferred loan costs, (net)........      (1,255) (0.1)         --     --           --     --         --     --        --     --
                                     -------------- ------------------------------------------- ---------------- --------   -----
    Net consumer loans...............     165,673   8.8     159,744    8.6      126,630    8.6     129,514   8.5   134,566   19.2
                                     ------------ ----- -----------  -----  -----------  -----  ---------- ----- ---------  -----
  Consumer loans held for sale, net..          --  --            --     --           --    --       23,116   1.5        --     --
Commercial non-mortgage loans........      53,194   2.8      45,055    2.4       11,640    0.8      11,404   0.7    13,417    1.9
Less:
  Allowance for loan losses..........       3,133   0.2       3,208    0.2          736    0.1         770   0.1       796    0.1
  Unearned (premiums) discounts and
    deferred loan fees, net..........         430   0.0          --     --          --     --          --    --        --     --
                                     ------------ ----- -----------  ------------------  ------ ---------- ----- ---------  -----
   Net commercial non-mortgage loans.      49,631   2.6      41,847    2.2       10,904    0.7      10,634   0.6    12,621    1.8
                                     ------------ ----- -----------  -----  -----------  -----  ---------- ----- ---------  -----

 Loans receivable, net  .............  $1,891,956 100.0% $1,869,216  100.0%  $1,467,935  100.0%  $1,522,168 100.0% $701,478  100.0%
                                      =========== ===== ===========  =====  ===========  =====  ========== ====== =========  =====

  The following table sets forth the contractual maturity and interest-rate sensitivity of residential and commercial real estate construction loans and commercial loans at December 31, 1995.

                                                                             Contractual Maturity
                                                            ----------------------------------------------------
                                                             One Year       One to          Over
                                                              or Less     Five Years     Five Years       Total
                                                              -------     ----------     ----------       -----
                                                                                  (In thousands)
Contractual Maturity:
  Construction loans:
    Residential mortgage..................................  $      582     $       -     $ 53,828      $   54,410
    Commercial mortgage...................................         890          1,420       6,577           8,887
  Commercial non-mortgage loans...........................      14,113         21,938      17,143          53,194
                                                            ----------     ----------    ---------      ----------
      Total...............................................  $   15,585     $   23,358    $ 77,548      $  116,491
                                                            ============   ==========    ========       ==========
Interest-Rate Sensitivity:
  Fixed rates.............................................  $    1,555     $    6,829    $ 29,751      $   38,135
  Variable rates..........................................      14,030         16,529      47,797          78,356
                                                            ----------     ----------    -----------    ----------
      Total...............................................  $    15,585    $   23,358    $ 77,548      $  116,491
                                                            ===========    ==========    ============   ==========


         Loan Originations. Federally chartered savings institutions are authorized to originate real estate mortgage loans throughout the United States. However, almost all of the real estate mortgage loans originated by Webster are secured by real estate located in Connecticut.

         Loan originations come from a number of sources. Residential loan originations are attributable primarily to present depositors and borrowers, walk-in customers, referrals from real estate brokers, builders, loan originators and third party correspondents. Webster seeks to attract consumer loans by direct advertising and solicitation of its existing deposit and loan customers.

         Federal regulations provide that real estate loans may not exceed 100% of the appraised value of the security property at the time of origination. With respect to home loans originated or refinanced in excess of 90% of the appraised value of the security property, that part of the unpaid balance that exceeds 80% of the property's value must be insured or guaranteed by a qualified mortgage insurance company. These regulations also require an institution's board of directors specifically to approve all loans on the security of real estate which are not home loans and which at the time of origination are in excess of 90% of the appraised value of the security property.

         Webster makes single-family conventional first mortgage loans with a loan-to-value ratio of up to 95%. Webster requires private mortgage insurance for 25% of the amount of the outstanding principal balance of any loan having a loan-to-value ratio over 90%. If the loan-to-value ratio is between 80% and 90%, Webster requires private mortgage insurance for 20% of the outstanding principal balance of the loan.

         Property securing real estate loans originated by Webster is usually appraised by one of several professionally-qualified, state-licensed independent appraisers who have been ratified by the Board of Directors of Webster. Webster also employs staff appraisers, who also must be state licensed. For all first mortgage real estate loans, Webster requires the borrower to obtain title, fire and extended casualty insurance and, where appropriate, flood insurance and business interruption coverage. Loans are approved by certain officers with specified approval authority. Loans approved in excess of $500,000 are ratified by the Board of Directors.

         Purchase and Sale of Loans and Loan Servicing. Webster has been a seller and purchaser of whole loans and participations in the secondary market. During 1995 and 1994, Webster originated residential mortgages that were transferred primarily to the Federal National Mortgage Association ("FNMA") for conversion into mortgage-backed securities. Webster generally retains the right to service the underlying loans for these securities. During 1994, Webster securitized some of its owned residential mortgage loans into mortgage-backed securities and these assets were reclassified on Webster's balance sheet accordingly. Securitization limits credit risk and increases liquidity since these securities can be easily sold in the secondary market.

         Loan servicing on purchased loans is generally performed by the loan seller, which retains a portion of the interest paid by the borrower in consideration for the servicing of the loan. Certain direct costs of servicing loans for others, such as attorneys' fees and court costs associated with collecting delinquent loans, are borne pro-rata by the owners of the loans. Other costs of servicing loans are part of the servicing institution's general operating expenses and vary from period to period, depending primarily on rates of delinquency and resulting collection efforts required of the institution servicing the loans. Because servicing revenues generally are collected when loan payments are received, such revenues also vary with the rates of delinquency.

         The following table sets forth information as to Webster's mortgage loan servicing portfolio at the dates shown. The decrease of total loans serviced for 1995 is primarily due to the sale of mortgage loan servicing rights on both owned and non-owned loans while the 1994 increase is mostly due to the Bristol and Shoreline acquisitions.

                                                                        At December 31,
                                            -------------------------------------------------------------------
                                                     1995                    1994                     1993
                                            --------------------   ----------------------  ---------------------
                                               Amount        %          Amount       %         Amount       %
                                               ------        -          ------       -         ------       -
                                                                   (Dollars in thousands)

Loans owned and serviced................    $1,324,257     63.7%    $ 1,509,219    61.5%   $   1,262,448   77.9%
Loans serviced for others...............       753,053     36.3         944,547    38.5          357,687   22.1
                                            ----------   ------   -------------  ------    ------------- ------

 Total loans serviced by Webster.....       $2,077,310    100.0%    $2,453,766    100.0%   $   1,620,135  100.0%
                                            ==========    ======    ==========   =======   =============  ======

         Webster, from time to time, has purchased whole loans and loan participations. The loans and loan participations purchased are secured by property located in Connecticut and in other areas of the United States. There can be significant risks associated with the purchase of loans secured by properties located outside a savings institution's local lending territory. The purchaser may be unfamiliar with the local economy in the area where the security properties are located and is generally dependent on the loan seller to service the loan and deal with delinquencies and foreclosures. Webster seeks to reduce such risks by underwriting purchased loans using at least the same conservative underwriting policies as used for locally originated loans; using underwriting standards which meet the requirements of FNMA and FHLMC; and purchasing only loans secured by one-to-four family owner occupied residences. The Corporation may also purchase insurance to cover a portion of losses on purchased loans.

The table below shows mortgage loan origination, purchase, sale and repayment activities of Webster for the periods indicated.


                                                                                   At December 31,
                                                                    -------------------------------------------
                                                                        1995            1994             1993
                                                                        ----            ----             ----
                                                                                   (In thousands)
First mortgage loan originations and purchases:
  Permanent:
    Mortgage loans originated.....................................  $   271,997     $    665,108    $    309,286
  Construction:
    1-4 family units..............................................       50,445           44,491          24,805
                                                                    -----------     ------------    ------------
      Total permanent and construction loans originated                 322,442          709,599         334,091

  Loans and participations purchased..............................        2,123           37,158           3,092
  Loans acquired in the Bristol acquisition. . . . . . ...........           --          255,562              --
                                                                    -----------     ------------    ------------
      Total loans originated and purchased........................      324,565        1,002,319         337,183
                                                                    -----------     ------------    -----------

First mortgage loan sales and principal reductions:
  Loans securitized and sold......................................      109,787          495,135          92,123
  Loan principal reductions.......................................      204,314          119,507         260,712
  Reclassified to REO.............................................       11,246           47,050          17,489
                                                                    -----------     ------------    ------------
      Total loans sold and principal reductions...................      325,347          661,692         370,324
                                                                    -----------     ------------    ------------

  (Decrease) Increase in mortgage loans
    receivable before net items...................................  $      (782)    $  340,627      $   (33,141)
                                                                    ============    ==========      ============

         Fee Income from Lending Activities. Webster realizes loan origination, commitment and other fee income from its lending activities, including non-refundable application fees and appraisal fees, document preparation fees, tax service fees and other miscellaneous fees which are dependent upon the type of loan originated. Webster also receives late payment fees, loan modification fees and servicing fees from existing loans. Income realized from these activities can vary significantly with the volume and type of loans in the portfolio and in response to competitive factors. Webster also realizes prepayment penalties from early repayment of its fixed-rate loans originated prior to 1983. Total prepayment penalties have declined significantly since 1983. Webster currently does not include a prepayment penalty clause in any of its residential mortgage loans.

         Usury Limitations. Federal legislation first enacted in 1980 has preempted all state usury laws concerning residential first mortgage loans unless the state legislature acted to override the preemption by April 1, 1983. The Connecticut Legislature did not act to override the federal preemption. Connecticut law imposes no ceiling on interest rates on the types of loans currently originated by the Bank.

         Nonaccrual Assets and Delinquencies. When an insured institution classifies problem assets as either "substandard" or "doubtful," it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional valuation allowances. See "Classification of Assets" below.

         The following table sets forth certain information regarding Webster's loans (excluding Segregated Assets) accounted for on a nonaccrual basis, accruing loans which are greater than 90 days past due and real estate acquired through foreclosure at the dates indicated.

                                                                            At December 31,
                                                    -------------------------------------------------------------
                                                      1995          1994         1993          1992         1991
                                                      ----          ----         ----          ----         ----
                                                                                (In thousands)
Loans accounted for on a nonaccrual basis:
  Residential real estate.........................  $   20,560     $18,390      $27,995   $   39,633   $    8,873
  Commercial . . . . . . . . .....................      15,296      15,268        4,132        1,846        4,934
  Consumer. . . . . . . . . . . . ................       1,987       1,237        1,137        4,311          523

Real estate acquired through foreclosure and
 in-substance foreclosures:
    Residential and consumer......................       6,368       9,296       18,753       11,674        2,887
    Commercial....................................      10,808      17,292        6,711        7,744       15,063
                                                    ----------   ---------    ---------   ----------   ----------

    Total.........................................  $   55,019   $  61,483    $  58,728   $   65,208      $32,280
                                                    ==========   =========    =========   ==========      =======

         Interest on nonaccrual loans that would have been recorded as additional income for the years ended December 31, 1995, 1994 and 1993 had the loans been current in accordance with their original terms approximated $2,984,000, $2,784,000 and $3,132,000, respectively.

         See Note 1(e) to the Consolidated Financial Statements contained in the annual report to shareholders and incorporated herein by reference for a description of Webster's nonaccrual loan policy.

         The following table sets forth information as to delinquent loans, excluding Segregated Assets, in Webster's loans receivable portfolio before net items.

                                                                         At December 31,
                                                 --------------------------------------------------------------
                                                            1995                               1994
                                                            ----                               ----
                                                                  Percentage                         Percentage
                                                  Principal        of Loans          Principal        of Loans
                                                  Balances        Receivable         Balances        Receivable
                                                  --------        ----------         --------        ----------
                                                                      (Dollars in thousands)
Past due 30-89 days and still accruing:
   Residential real estate....................   $   28,396           1.46%         $   26,161           1.36%
   Commercial.................................       11,099           0.57               9,933           0.51
   Consumer...................................        2,640           0.14               2,069           0.11
                                                   --------           ----          ----------          -----
       Total..................................   $   42,135           2.17%         $   38,163           1.98%
                                                 ==========         ======          ==========          =====

         Classification of Assets. Under the OTS' problem assets classification system, a savings institution's problem assets are classified as "substandard," "doubtful" or "loss" (collectively "classified assets"), depending on the presence of certain characteristics. An asset is considered "substandard" if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition, assets that do not currently warrant classification in one of the foregoing categories but which are deserving of management's close attention are designated as "special mention" assets.

         At December 31, 1995, the Bank's classified assets totaled $82.6 million, consisting of $75.8 million in loans classified as "substandard," $6.8 million in loans classified as "doubtful" and $0 classified as "loss". At December 31, 1994, the Bank's classified loans totaled $106.4 million, consisting of $97.8 million in loans classified as "substandard," $8.3 million in loans classified as "doubtful" and $300,000 classified as "loss." In addition, at December 31, 1995 and 1994, the Bank had $29.8 million and $45.9 million, respectively, of special mention loans.

         Allowance for Loan Losses. Webster's allowance for loan losses at December 31, 1995 totalled $41.8 million. See "Management's Discussion and Analysis -- Results of Operations Asset Quality and Comparison of Years ended December 31, 1995 and 1994," contained in the annual report to shareholders and incorporated herein by reference. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on Webster's nonaccrual loans, classified loans and watch list loans including an analysis of the collateral for the loans. Other factors considered are Webster's loss experience, loan concentrations, local economic conditions and other factors.

         The following is a summary of activity in the allowance for loan losses for the periods indicated:

                                                                           Years Ended December 31,
                                                           ------------------------------------------------------
                                                             1995        1994        1993         1992       1991
                                                             ----        ----        ----         ----       ----
                                                                            (Dollars in thousands)
Balance at beginning of period...........................  $  46,772    $45,168     $49,780    $ 11,055   $ 7,952

Charge-offs:
  Residential real estate. ..............................    ( 6,952)   (12,761)     (8,208)     (1,027)     (429)
  Consumer. . . . .......................................       (418)      (760)     (1,236)       (706)     (239)
  Commercial. . . . . ...................................     (3,490)    (3,578)     (2,223)     (1,424)   (2,864)
                                                           ---------  ---------   ---------  ----------  --------
                                                             (10,860)   (17,099)    (11,667)     (3,157)   (3,532)

Recoveries:
  Residential real estate................................        657        388         205          10        --
  Consumer...............................................        943      1,701         749         558         3
  Commercial.............................................      1,185      1,015         114           9         3
                                                           ---------  ---------   ---------  ----------  --------
                                                               2,785      3,104       1,068         577         6

    Net charge-offs......................................     (8,075)   (13,995)    (10,599)     (2,580)   (3,526)


Additions to allowance for acquired loans................        --      12,819         --       35,731     2,285

Transfer from allowance for losses
  for loans held for sale................................         --         --       2,390          --        --
 Provisions charged to operations........................      3,100      2,780       3,597       5,574     4,344
                                                           ---------  ---------   ---------  ----------  --------
Balance at end of period.................................  $  41,797  $  46,772     $45,168    $ 49,780   $11,055
                                                           =========  =========     =======    ==========  ========
Ratio of net charge-offs to average loans
  outstanding............................................        0.4%       0.8%        0.7%        0.3%      0.5%

         The following table presents an allocation of Webster's allowance for loan losses at the dates indicated and the related percentage of loans in each category to Webster's gross loan portfolio.

                                                                             December 31,
                                         1995                 1994               1993                1992                 1991
                              ---------------------  ------------------  -------------------  ------------------   ---------------

                                 Amount       %       Amount       %       Amount      %       Amount      %        Amount      %
                                 ------    -------    ------    -------    ------   -------    ------   -------     ------   ----
                                                                      (Dollars in thousands)
Balance at End of Period
 Applicable to:

Residential mortgage loans....    $19,013    80.93%   $25,399    81.74%    $35,473   87.71%    $39,888   86.29%   $   3,917   72.37%
Commercial mortgage loans.....     11,786     7.46     10,853     7.26       3,004    2.80       4,496    3.02        3,779    6.64
Commercial non-mortgage loans.      3,133     8.87      3,208     2.34         736     .77         770     .72          796    1.87
Consumer loans................      7,865     2.74      7,312     8.66       5,955    8.72       4,626    9.97        2,563   19.12
                                ---------   ------  ---------   ------   ---------   -----   ---------  ------    ---------  ------

    Total.....................    $41,797   100.00%   $46,772   100.00%    $45,168   100.0%    $49,780  100.0%    $  11,055   100.0%
                                 ========   ======  ==========  ======   =========   =====   =========  =====     =========   =====

Segregated Assets

          Segregated Assets at December 31, 1995 and 1994 consist of the following assets purchased from the FDIC in the First Constitution Acquisition which are subject to a loss-sharing arrangement with the FDIC:


                                                                           At December 31,
                                                                     1995                      1994
                                                                     ----                      ----
                                                              Amount        %            Amount         %
                                                              ------        -            ------         -
                                                                        (Dollars in thousands)

Commercial real estate loans...........................   $    79,995     74.0%      $     98,813      69.8%
Commercial non-mortgage loans..........................        10,439      9.7             15,377      10.9
Multi-family mortgage loans............................        16,341     15.1             18,124      12.8
Other real estate owned................................         1,299      1.2              9,202       6.5
                                                          -----------    -----        -----------    ------
                                                              108,074    100.0%           141,516     100.0%
                                                                         =====            =======     =====
Less allowance for segregated assets...................         3,235                       4,420
                                                          -----------                 -----------
Segregated Assets, net.................................   $   104,839                 $   137,096
                                                          ===========                 ===========


         Under the Purchase and Assumption Agreement with the FDIC, during the first five years after October 2, 1992 (the "Acquisition Date") the FDIC is required to reimburse the Bank quarterly for 80% of all net charge-offs (i.e., the excess of charge-offs over recoveries) and certain permitted expenses related to the commercial non-mortgage loans, commercial real estate loans and multi-family loans acquired by the Bank.

         During the sixth and seventh years following the Acquisition Date, the Bank is required to pay quarterly to the FDIC an amount equal to 80% of the recoveries during such years on Segregated Assets that were previously charged off after deducting certain permitted expenses related to those assets. The Bank is entitled to retain 20% of such recoveries during the sixth and seventh years and 100% thereafter.

         Upon termination of the seven-year period after the Acquisition Date, if the sum of net charge-offs on Segregated Assets during the first five years plus permitted expenses during the entire seven-year period, less any recoveries during the sixth and seventh year on Segregated Assets charged off during the first five years, exceeds $49.2 million, the FDIC is required to pay the Bank an additional 15% of any such excess over $49.2 million. As of December 31, 1995, the Bank has received $38.0 million in reimbursements for net charge-offs and permitted expenses from the FDIC. At December 31, 1995, the Bank had a $3.2 million allowance for losses to cover its share of losses on the Segregated Assets.

         A detail of changes in the allowance for the Bank's share of losses for Segregated Assets follows:

                                               Years Ended December 31,
                                               ------------------------

                                                1995             1994
                                                ----             ----
                                                    (In thousands)

Balance at beginning of period ...........     $ 4,420           $ 5,042
Provisions................................          --               375
Charge-offs...............................      (1,772)           (1,505)
Recoveries................................         587               508
                                              --------         ---------
    Balance at end of period..............     $ 3,235           $ 4,420
                                               =======           =======

         The following table sets forth information regarding Segregated Assets delinquencies and nonaccruals at December 31, 1995 and 1994:

                                                          At December 31,
                                                   ---------------------------
                                                      1995              1994
                                                      ----              ----
                                                          (In thousands)
    Past due 30-89 days and still accruing:
      Commercial real estate loans.............    $   1,042         $   1,251
      Commercial non-mortgage loans............           79               271
      Multi-family loans.......................          386             1,021
                                                   ---------         ---------
                                                       1,507             2,543
                                                   ---------         ---------
    Loans accounted for on a nonaccrual basis:
      Commercial real estate loans.............        2,604            13,795
      Commercial non-mortgage loans............        1,203             3,678
      Multi-family real estate loans...........        1,432               576
                                                   ---------         ---------
                                                       5,239            18,049
                                                   ---------         ---------

         Total.................................    $   6,746         $  20,592
                                                   ========          =========


         Interest on nonaccrual Segregated Assets that would have been recorded as additional income had the loans been current in accordance with their original terms approximated $1,207,000, $2,047,000 and $2,929,000 for the years ended December 31, 1995, 1994 and 1993 respectively.

         The following table sets forth the contractual maturity and interest rate sensitivity of commercial loans contained in the Segregated Assets portfolio at December 31, 1995.

                                                                             Contractual Maturity
                                                            -----------------------------------------------------

                                                             One Year       One to          Over
                                                              or Less     Five Years     Five Years       Total
                                                              -------     ----------     ----------       -----
                                                                                (In thousands)
Contractual Maturity:
  Commercial loans........................................  $    1,341     $    2,258    $    6,840     $   10,439
                                                            ----------     ----------    ----------     ----------
      Total...............................................  $    1,341     $    2,258    $    6,840     $   10,439
                                                            ==========     ==========    ==========     ==========

Interest Rate Sensitivity:
  Predetermined Rates.....................................  $       79     $      288    $    1,625     $    1,992
  Variable Rates..........................................       1,262          1,970         5,215          8,447
                                                            ----------     ----------    ----------     ----------
      Total...............................................  $    1,341     $    2,258    $    6,840     $   10,439
                                                            ==========     ==========    ==========     ==========

Investment Activities

         The Bank has authority to invest in various types of liquid assets, including United States Treasury obligations, securities of federal agencies, certificates of deposit of federally insured banks and savings institutions, bankers' acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper, corporate debt securities, and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. The Bank also is required to maintain liquid assets at minimum levels which vary from time to time. See "Regulation -- Savings Bank Regulation -- Liquidity."

         Webster, as a Delaware corporation, has authority to invest in any type of investment permitted under Delaware law. As a unitary holding company, however, its investment activities are subject to certain regulatory restrictions described under "Holding Company Regulation."

         Webster, directly or through the Bank, maintains an investment portfolio that provides not only a source of income but also, due to staggered maturity dates, a source of liquidity to meet lending demands and fluctuations in deposit flows. The securities constituting Webster's investments in corporate bonds and notes generally are publicly traded and are considered investment grade quality by a nationally recognized rating firm. The commercial paper and collateralized mortgage obligations ("CMOs") in Webster's investment portfolio are all rated in at least the top two rating categories by at least one of the major rating agencies at time of purchase. One of the inherent risks of investing in mortgage-backed securities, including CMOs, is the ability of such instruments to incur prepayments of principal prior to maturity at prepayment rates different than those estimated at the time of purchase. This generally occurs because of changes in market interest rates. The market values of fixed-rate mortgage-backed securities are sensitive to fluctuations in market interest rates, declining in value as interest rates rise. If interest rates decrease, as had been the case during 1995, the market value of loans and mortgage-backed securities generally will increase causing the level of prepayments to increase. Except for $8.4 million invested by Webster at the holding company level at December 31, 1995 in the common stock of certain entities, Webster's investments, directly and through the Bank, were investments of the type permitted federally chartered savings institutions. Webster's investment portfolio is managed by its Treasurer in accordance with a written investment policy approved by the Board of Directors. A report on investment activities is presented to the Board of Directors monthly.

         The following table sets forth Webster's interest-bearing deposits and the composition of its securities portfolio at the dates indicated.

                                                                           At December 31,
                                                     ----------------------------------------------------------
                                                          1995                  1994                 1993
                                                     --------------      ------------------     ----------------
                                                                % of                 % of                  % of
                                                     Book       Port-     Book       Port-      Book       Port-
                                                     Value      folio     Value      folio      Value      folio
                                                     -----      -----     -----      -----      -----      -----
                                                                       (Dollars in thousands)
Interest-bearing Deposit.......................      $26,017   100.0%    $54,318      100.0%   $21,414      100.0%
                                                     =======   =====     =======      =====    =======      =====
Trading Securities:
  Mortgage Backed Securities:
      GNMA.....................................       14,766     1.4%     13,706        1.7%    31,769        4.7%
      Collateralized Mortgage Obligations......       29,838     2.9       9,311        1.1     17,906        2.6
  Equity Securities............................           --     --           78        0.0        263        0.0
                                                      ------    ----      ------       ----   ---------       ---
                                                      44,604     4.3      23,095        2.8     49,938        7.3
                                                      ------    ----      ------       ----   ---------       ---
Available for Sale Portfolio:
  U.S. Treasury Notes:
    Matures within 1 year......................        1,000     0.1       6,416        0.8      2,163        0.3
    Matures over 1 within 5 years..............           --      --       7,530        0.9         --         --
  U.S. Government Agency:
    Matures within 1 year......................           --      --         100        0.0      5,002        0.7
    Matures over 1 within 5 years..............       12,901     1.2      33,480        4.0     53,809        7.9
  Corporate Bonds and Notes:
    Matures over 1 within 5 years..............       23,005     2.2          --         --         --         --
    Matures over 5 through 10 years...........         2,737     0.2       2,985        0.4          5        0.0
    Matures over 10 years......................           --      --          --         --      3,222        0.5
  Mutual Funds.................................       34,077     3.2      20,146        2.4     32,459        4.8
  Equity Securities:
    Stock in Federal Home Loan Bank of Boston         30,039     2.9      26,269        3.2     15,897        2.3
    Other Equity Securities....................        9,195     0.9      13,619        1.6      7,799        1.1
  Mortgage Backed Securities:
    FNMA.......................................      139,860    13.4      11,316        1.4         --         --
    FHLMC......................................       62,572     6.0          --         --         --         --
    GNMA.......................................       20,443     2.0          --         --         --         --
  Collateralized Mortgage Obligations..........      155,321    14.9      57,121        6.9     63,369        9.3
  Unamortized Hedge............................          816     0.1          --         --         --         --
Unrealized Securities Gains (Losses), Net......        6,122     0.6     (3,768)       (0.5)       207        0.0
                                                    --------   -----     -------      -----    -------      -----
                                                     498,000    47.7    175,214        21.1    183,932       26.9
                                                    --------   -----     -------      -----    -------      -----

Held to Maturity Portfolio:
  U.S. Treasury notes:
    Matures within 1 year......................        1,577     0.2      3,318         0.4      6,314       0.9
    Matures over 1 within 5 years..............        8,262     0.8     19,567         2.4     25,278       3.7
  U.S. Government Agency:
    Matures within 1 year......................        1,003     0.1         --          --         --        --
    Matures over 1 within 5 years. . . . .....        39,868     3.8     61,822         7.5      2,702       0.4
    Matures over 5 through 10 years. . . ......          999     0.1      1,000         0.1        699       0.1
Corporate Bonds and Notes:
    Matures within 1 year. . . . ..............           --      --        702         0.1      1,110       0.2
    Matures over 1 within 5 years. . . . . ....        2,555     0.2      2,564         0.3      3,379       0.5
    Matures over 5 through 10 years............          330     0.0        418         0.1        363       0.1
    Other......................................           --      --         --          --      3,739       0.5
Mortgage Backed Securities:
  FHLMC........................................       42,877     4.1     87,650        10.6      75,875     11.1
  FNMA ........................................       31,785     3.0    167,254        20.2      24,541      3.6
  GNMA.........................................        1,622     0.2      1,919         0.2       2,496      0.4
  Collateralized Mortgage Obligations..........      370,762    35.5    283,861        34.2     301,403     44.2
  Other Mortgage Backed Securities ............          308     0.0        374         0.0         617      0.1
                                                    --------   ------  --------      ------    --------  -------
                                                     501,948    48.0    630,449        76.1     448,516     65.8
                                                     -------   ------   -------      ------     -------   ------
Total....................................          1,044,640   100.0%   828,758       100.0%    682,386    100.0%
                                                   =========   =====    =======      =======    =======    =====

         The average remaining life of the securities portfolio, exclusive of equity securities with no maturity, is 14.1 and 15.1 years at December 31, 1995 and 1994, respectively. Although the stated final maturity of these obligations are long-term, the weighted average life generally is much shorter due to prepayments of principal.

         The following table sets forth the contractual maturities of Webster's securities and mortgage-backed securities at December 31, 1995 and the weighted average yields of such securities.

                                                            Due                  Due
                                      Due             After One, But       After Five, But             Due
                                Within One Year      Within Five Years     Within 10 Years       After 10 Years
                              ------------------    ------------------   ------------------   -----------------
                                        Weighted              Weighted             Weighted               Weighted
                                         Average               Average              Average                Average
                                Amount    Yield       Amount    Yield      Amount    Yield       Amount     Yield
                                ------    -----       ------    -----      ------    -----       ------     -----
                                                            (Dollars in thousands)

Interest-Bearing Deposits..... $ 26,017   5.69%      $     --    -- %     $     --     --%     $     --      -- %

Trading Portfolio:
   Mortgaged-Backed Securities      --     --             --    --             --     --        44,604    6.80

Available For Sale Portfolio:
   U.S. Government Agency.....      --      --         12,522  5.41             --     --            --      --
   Mutual Funds. . . .........      --      --             --    --             --     --        33,947      --
   Equity Securities (a)......      --      --          1,590  7.05             --     --        10,340      --
     Corporate Bonds and Notes   23,000   4.51              5  5.00          2,730   6.22            --      --
   U.S. Treasury Notes........    1,000   4.63             --    --             --     --            --      --
   Mortgaged-Backed Securities      --      --            816    --             --     --       382,099    6.93

Held to Maturity Portfolio:
   U.S. Treasury Notes  ......    1,577   4.97          8,262  6.45             --     --            --      --
   U.S. Government Agencies...    1,003   8.10         39,868  5.89            999   6.32
   Corporate Bonds and Notes         --     --          2,555  6.60            330   6.96

FHL Bank Stock................       --     --             --    --             --     --        30,039    6.70
Mortgage-Backed Securities           --     --         20,961  6.18         11,219   6.48       415,174    7.27
                                 ------  ------      --------  ----         ------   ----     ---------    ----

     Totals................... $ 52,597   5.18%      $ 86,579  5.99%      $ 15,278   6.43%    $  916,203   6.73%
                               ========   ====       ========  ====        =======   ====     ==========   ====

(a)  Adjusted to a fully taxable equivalent basis.

Sources of Funds

         General. Deposits, loan repayments, securities maturities as well as earnings are the primary sources of Webster's funds for use in its lending and investment activities. While scheduled loan repayments are a relatively stable source of funds, deposit flows and loan prepayments are influenced by prevailing interest rates, money market and local economic conditions. Webster also derives funds from FHL Bank advances and other borrowings.

         Webster attempts to control the flow of funds in its deposit accounts according to its need for funds and the cost of alternative sources of funds. Webster controls the flow of funds primarily by the pricing of deposits, which is influenced to a large extent by competitive factors in its market area.

         Deposit Activities. Webster has developed a variety of deposit programs designed to attract both short-term and long-term deposits from the general public. These deposit programs include passbook and statement savings accounts, club accounts, regular and NOW checking accounts, money market accounts and certificate accounts with short and long term maturities.

         Webster gathers retail and commercial deposits through its 64 full service banking offices. In 1995, Webster introduced Check Card, a debit card that can be used at over 12 million merchant locations worldwide. Also introduced was the Webster One account, a relationship banking account that affords customers the opportunity to avoid fees, earn more on savings and simplify their bookkeeping with one combined statement when they link all of their balances with Webster. Webster relies primarily on competitive pricing policies and advertising to attract and retain deposits and also emphasizes customer service and convenience. The Bank's First Call telephone banking service provides automated customer access to account information and Webster representatives 24 hours a day, seven days a week. Additionally, customers may transfer funds, inquire about checks and ATM transactions. Its customer services include ATM's that utilize state-of-the art technology, membership in the "Yankee-24" and Cirrus ATM networks and convenient business hours of operation, including Saturday hours. Webster provides automatic loan payment features from its accounts as well as direct deposit of Social Security and other payments. Webster has not used brokers to obtain deposits, however, some residual brokered deposits have been received through acquired banks.

         Webster charges fees for certain deposit account services and early withdrawal penalties on its certificate accounts. These fees offset the cost of providing additional services or are intended to offset the adverse effects of the withdrawal of funds during periods of rising interest rates.

         The following table sets forth the deposit accounts of Webster in dollar amounts and as percentages of total deposits at the dates indicated.

                                                                          At December 31,
                                                  1995                          1994                            1993
                                    -------------------------------  ---------------------------    -----------------------------
                                    Weighted                % of    Weighted                 % of    Weighted                % of
                                     average                total    average                 total    average                total
                                      rate      Amount    deposits    rate      Amount     deposits    rate      Amount    deposits
                                      ----      ------    --------    ----      ------     --------    ----      ------    --------
                                                                        (Dollars in thousands)
Balance by account type:
  Demand deposits and NOW accounts.   1.18%  $    351,189    14.6      .98%  $    327,094      13.4%   1.01%   $   235,123 12.0%
  Regular savings..................   2.09        471,588    19.6     2.09        561,196      23.1    2.07        474,213 24.1


  Money market accounts............   4.03         87,371     3.6     4.89        125,987       5.2    3.18         95,475     4.9

  Certificate accounts.............   5.59      1,490,054    62.2     4.62      1,417,668      58.3    4.11      1.160,824    59.0
                                    ------   ------------  ------   ------   ------------   -------  ------    ----------- -------


     Total deposits................   4.20%  $  2,400,202   100.0%    3.56%  $  2,431,945     100.0%   3.20%   $ 1,965,635   100.0%
                                    ======   ============  ======   ======   ============   =======  ======    =========== =======


         Maturity information regarding Webster's deposit accounts of $100,000 or more at December 31, 1995 is shown below.

                Total
              Deposits                             Over              Over
                 of                            Three Months       Six Months
              $100,000        Three Months        through           through           Over           % of Total
               or more          or less         Six Months         One Year         One Year          Deposits
             -----------      ------------     ------------       ----------        --------         ---------
                                                   (Dollars in thousands)

              $129,800           $33,848          $33,070           $29,964          $32,918            5.41%


         Additional information concerning the deposits of Webster is included in Note 8 of the Consolidated Financial Statements contained in the annual report to shareholders and incorporated herein by reference.

         Borrowings. The FHL Bank System functions in a reserve credit capacity for savings institutions and certain other home financing institutions. Members of the FHL Bank System are required to own capital stock in the FHL Bank. Members are authorized to apply for advances on the security of such stock and certain of their home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain creditworthiness standards have been met. See "Federal Home Loan Bank System." Under its current credit policies, the FHL Bank limits advances based on a member's assets, total borrowings and net worth.

         Webster Bank uses FHL Bank advances as an alternative source of funds to deposits in order to fund its lending activities when it determines that it can profitably invest the borrowed funds over their term. At December 31, 1995, Webster Bank had outstanding FHL Bank advances of $383.1 million and other borrowings in the amount of $170.0 million, compared with FHL Bank advances of $370.7 million and other borrowings of $43.7 million at December 31, 1994.

         The following table sets forth certain information as to Webster Bank's FHL Bank short-term borrowings at the dates and for the years indicated.

                                                       At December 31,
                                                  1995      1994        1993
                                                  ----      ----        ----
                                                    (Dollars in thousands)
Average amount outstanding during the period:
  FHL Bank short-term advances................. $ 268,563  $ 261,133   $150,224
Amount outstanding at end of period:
  FHL Bank short-term advances.................   209,401    232,000    190,000
Highest month end balance of short-term
  borrowings...................................   379,713    387,887    206,472
Weighted average interest rate of short-term
  borrowings at end of period..................      6.09%      5.92%      3.54%
Weighted average interest rate of short-term
  borrowings during the period.................      6.13%      4.69%      3.58%

Reverse repurchase agreements were also transacted during 1995 as a source of short term borrowings. Webster Bank uses reverse repurchase agreements when the cost of such borrowings is favorable as compared to other funding sources. The average balance for the year and the maximum amount of outstanding reverse repurchase agreements at any month-end during 1995 was $37.8 million and $126.9 million, respectively. The weighted-average interest rate of the reverse repurchase agreements outstanding at December 31, 1995 was 5.80%. No reverse repurchase agreements were transacted during 1994.

         Equity Offering. In December 1995, Webster completed the sale of 1,249,600 shares of common stock in an underwritten public offering raising $32.1 million of additional capital, net of expenses, which was invested in the Bank to facilitate its completion of the Shawmut Transaction and to have the Bank remain well capitalized for regulatory purposes.

Bank Subsidiaries

         The Bank is permitted to invest up to 2% of its assets in the stock, paid-in surplus, and unsecured obligations of subsidiary service corporations engaged in certain activities, and an additional 1% of its assets when the additional funds are used primarily for community or inner-city development or investment. In addition, since the Bank meets all applicable minimum regulatory capital requirements, it is also permitted to invest up to 50% of its regulatory capital in conforming loans to service corporations. At December 31, 1995, the Bank's direct investment in its service corporation subsidiary totaled $198,583. As of December 31, 1995, the activities of such service corporation subsidiary consisted primarily of the selling of mutual funds and annuities through a third party provider. The service corporation receives a portion of the sales commissions generated and rental income for the office space leased to the provider. The Bank also has an operating subsidiary, the primary function of which is to dispose other real estate owned.

Employees

         At December 31, 1995, Webster had 714 employees (including 152 part-time employees), none of whom was represented by a collective bargaining group. Webster maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan, an employee investment plan and an employee stock ownership plan. Management considers Webster's relations with its employees to be good.

Market Area And Competition

         The Bank is headquartered in Waterbury, Connecticut (New Haven County) and conducts business from its home office in downtown Waterbury and 64 branch offices in Waterbury, Southbury, Ansonia, Bethany, Oxford, Cheshire, Prospect, Branford, Derby, East Haven, Hamden, Madison, Milford, Naugatuck, New Haven,
North Haven, Orange and West Haven (New Haven County), Watertown (Litchfield County), Fairfield, and Shelton (Fairfield County), and Suffield, East Windsor, Bristol, Plainville, Terryville, Enfield, Windsor Locks, Berlin, East Hartford, Farmington, Glastonbury, Hartford, Manchester, New Britain, Newington, Simsbury, West Hartford, Wethersfield and Southington (Hartford County) and Cromwell and Middletown (Middlesex County). Waterbury is approximately 30 miles southwest of Hartford and is located on Route 8 midway between Torrington and the New Haven and Bridgeport metropolitan areas. Most of the Bank's depositors live, and most of the properties securing its mortgage loans are located, in the same area or the adjoining counties. The Bank's market area has a diversified economy with the workforce employed primarily in manufacturing, financial services, health care, industrial and technological companies.

         The Bank faces substantial competition for deposits and loans throughout its market areas. The primary factors stressed by the Bank in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations, automated services and office hours. Competition for deposits comes primarily from other savings institutions, commercial banks, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized service. Competition for origination of first mortgage loans comes primarily from other savings institutions, mortgage banking firms, mortgage brokers, commercial banks and insurance companies. The Bank faces competition for deposits and loans throughout its market area not only from local institutions but also from out-of-state financial institutions which have opened loan production offices or which solicit deposits in its market area.

         The OTS's statement of policy on branching by federally chartered savings institutions, as recently amended, permits a federal association to branch into any state or states of the United States and its territories, except as otherwise prohibited under federal law. The OTS statement of policy expressly preempts any contrary state law. Connecticut permits interstate stock acquisitions between Connecticut depository institutions, (i.e., commercial banks, savings banks, and savings and loan associations) and depository institutions in other states that have adopted reciprocal legislation, subject to the approval of the Connecticut Banking Commissioner. Connecticut also permits out-of-state bank holding companies or savings institution companies in states which have adopted reciprocal legislation to acquire the stock of Connecticut holding companies or depository institutions. A bank holding company or savings institution holding company in a state which has adopted reciprocal legislation may charter and operate a de novo Connecticut depository institution or holding company upon the approval of the Connecticut Banking Commissioner.

         Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"), amended the Bank Holding Company Act of 1956 to permit a bank holding company to acquire a bank located in any state notwithstanding otherwise prohibitive state law if the acquisition does not result in the bank holding company controlling more than 10% of the deposits in the United States or 30% of deposits in the state in which the bank to be acquired is located (unless waived by the state). IBBEA permits individual states to establish a state concentration limit of less than 30% and restrict the acquisition of any in-state bank that has been in existence for less than five years. Effective June 1, 1997, IBBEA will permit an adequately capitalized bank to merge with a bank in another state and operate the target bank's offices as branches, subject to similar national (10%) and state (30%) deposit concentration limits and certain other conditions, if the state in which the target bank is located does not enact legislation between September 29, 1994 and June 1, 1997 to prohibit interstate merger transactions. IBBEA also will permit a bank subsidiary of a bank holding company to act as agent for other depository institutions owned by the same holding company for certain deposit and loan functions effective as of September 29, 1995. The foregoing provisions are expected to further increase competition within the Corporation's existing market area.


Holding Company Regulation

                  General. Under the Home Owners' Loan Act, as amended (the "HOLA"), the OTS has regulatory jurisdiction over savings and loan holding companies. Webster, as a savings and loan holding company within the meaning of the HOLA, is subject to regulation, supervision and examination by the OTS.

                  The HOLA prohibits a savings and loan holding company such as Webster, directly or indirectly, or through one or more subsidiaries, from (I) acquiring control of, or acquiring by merger or purchases of assets, another savings institution or savings and loan holding company without the prior written approval of the OTS; (ii) acquiring more than five percent of the issued and outstanding shares of voting stock of another savings institution or savings and loan holding company, subject to certain limited exceptions; or (iii) acquiring and retaining control of a financial institution that does not have SAIF or BIF insurance of accounts. The HOLA allows the OTS to approve transactions that result in the creation of multiple savings and loan holding companies controlling savings institutions located in more than one state in both supervisory and non-supervisory transactions, subject to the requirement that, in non-supervisory transactions, the law of the state in which the savings institution to be acquired is located must specifically authorize the proposed acquisition, by language to that effect and not merely by implication.
Restrictions relating to service as an officer or director of an unaffiliated holding company or savings institution also are applicable to the directors and officers of the Corporation and the Bank under the Depository Institutions Management Interlocks Act, as amended. At the time of First Federal's conversion to stock form, Webster agreed to maintain the capital of Webster Bank (as the predecessor to the Bank), at a level consistent with regulatory requirements.

                  On November 1, 1995, Webster (which since March 3, 1994 had been a multiple savings and loan holding company) became a unitary savings and loan holding company upon the consummation of the merger of First Federal and Bristol, renamed as Webster Bank. As a unitary savings and loan holding company, Webster is generally not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to qualify as a qualified thrift lender. See "Bank Regulation -- Qualified Thrift Lender Requirement."

                  If in the future Webster again becomes a multiple savings and loan holding company, the Corporation and its subsidiaries would be prohibited from engaging in any activities other than (I) furnishing or providing management services for its savings institution subsidiaries; (ii) conducting an insurance agency or escrow business; (iii) holding, managing or liquidating assets owned or acquired from the institution; (iv) holding or managing properties used or occupied by its savings institution subsidiaries; (v) acting as trustee under deeds of trust; (vi) engaging in any other activity in which multiple savings and loan holding companies were authorized by regulation to engage as of March 5, 1987; and (vii) engaging in any activity that the Federal Federal Reserve by regulation has determined to be permissible for bank holding companies under section 4(C) of the Bank Holding Company Act of 1956, as amended (the "BHCA"), unless the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies.

                  The activities in which multiple savings and loan holding companies were authorized by regulation to engage in as of March 5, 1987 consisted of activities that generally are similar to those permitted for service corporations of federally chartered savings institutions and include, among other things, various types of lending activities, furnishing or performing  clerical,  accounting  and internal  audit  services  primarily  for affiliates, certain real estate development and leasing activities and underwriting credit life or credit health and accident insurance in connection with extensions of credit by institutions or their affiliates.

                  The activities that the Federal Reserve by regulation has permitted for bank holding companies under section 4(C) of the BHCA generally consist of those activities that the Federal Reserve has found to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, and include, among other things, various lending activities, certain real and personal property leasing activities, certain securities brokerage activities, acting as an investment or financial advisor subject to certain conditions, and providing management consulting to depository institutions subject to certain conditions. OTS regulations do not limit the extent to which savings and loan holding companies and their non-savings institution subsidiaries may engage in activities permitted for bank holding companies pursuant to section 4(c)(8) of the BHCA, although prior OTS approval is required to commence any such activity.


Federal Savings Bank Regulation

                  General. Webster Bank, as a federally chartered savings bank, is subject to supervision and regulation by the OTS. OTS regulations generally provide that savings institutions must be examined no less frequently than every 12 months, unless the savings institution (I) has assets of less than $250 million; (ii) is well capitalized, (iii) was found to be well-managed and its composite condition was found to be outstanding (or good, if the savings institution had total assets of not more than $100 million) during its last examination; (iv) is not subject to a formal enforcement proceeding or an order from the FDIC or another banking agency; and (v) has not undergone a change of control during the previous 12-month period, and then it must be examined no less frequently than every 18 months. The Bank also is subject to assessments by the OTS to cover the costs of such examinations.

                  The OTS is authorized to promulgate regulations to ensure the safe and sound operations of savings institutions and may impose various requirements and restrictions on the activities of savings institutions. The HOLA requires that all regulations and policies of the OTS for the safe and sound operations of savings institutions are to be no less stringent than those established by the Office of the Comptroller of Currency (the "OCC") for national banks. The Bank also is subject to regulation, supervision and examination by the FDIC, in its capacity as administrator of the BIF and the SAIF, to ensure the safety and soundness of both the BIF and the SAIF. See "Insurance of Deposits" below. The OTS and FDIC may revalue the assets of the Bank based upon appraisals, and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. The OTS and FDIC also are authorized to promulgate regulations to ensure the safe and sound operations of savings institutions and may impose various requirements and restrictions on the activities of insured depository institutions subject to their jurisdiction.

                  Capital Requirements. OTS regulations require that savings institutions maintain (I) "core capital" in an amount of not less than 3% of total assets, (ii) "tangible capital" in an amount not less than 1.5% of total assets, and (iii) a level of risk-based capital equal to 8% of risk-weighted assets. Capital standards established by the OTS for savings institutions must generally be no less stringent than those applicable to national banks. Under OTS regulations, the term "core capital" generally includes common stockholders' equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries less unidentifiable intangible assets (other than certain amounts of supervisory goodwill) and certain investments in subsidiaries plus 90% of the fair market value of readily marketable purchased mortgage servicing rights ("PMSRs"), subject to certain conditions. "Tangible capital" generally is defined as core capital minus intangible assets and certain investments in subsidiaries, except PMSRs.

                  In determining total risk-weighted assets for purposes of the risk-based requirement, (I) each off-balance sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset), (ii) the credit equivalent amount of each off-balance sheet asset and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 200% (again depending upon the nature of the asset) and (iii) the resulting amounts are added together and constitute total risk-weighted assets. "Total capital," for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital (which, as defined, includes the sum of, among other items, perpetual preferred stock not counted as core capital, limited life preferred stock, subordinated debt, and general loan and lease loss allowances up to

1.25% of risk-weighted assets) less certain deductions. The amount of supplementary capital that may be counted towards satisfaction of the total capital requirement may not exceed 100% of core capital, and OTS regulations require the maintenance of a minimum ratio of core capital to total risk-weighted assets of 4%.

                  OTS regulations were amended to include an interest-rate risk component to the risk- based capital requirement. However, the OTS has delayed implementation of this amended regulation indefinitely. Under the regulation, as amended, an institution would be considered to have excess interest rate-risk if, based upon a 200 basis point change in market interest rates, the market value of an institution's capital changes by more than 2%. This new requirement is not expected to have any material effect on the ability of the Bank to meet the risk-based capital requirement.

                  Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings institution if the OTS determines that the institution's capital was or may become inadequate in view of its particular circumstances.

                  As of December 31, 1995, the Bank had a ratio of tier 1 or core capital to adjusted total assets of 5.99%; a ratio of tier 1 or core capital to total risk-weighted assets of 12.04%; and a ratio of total capital to total risk-weighted assets of 13.30%. Webster's consolidated shareholders' equity at December 31, 1995 was $210 million or 6.5% of total assets. Under the OTS's prompt corrective action regulations, as shown above, at December 31, 1995, the Bank was classified as well capitalized based on its capital ratios.

                  Prompt Corrective Action. Pursuant to the FDIA, the federal banking agencies established for each capital measure levels at which an insured institution is deemed to be well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Federal banking agencies are required to take prompt corrective action with respect to insured institutions that fall below minimum capital standards. The degree of required regulatory intervention for institutions that are not at least adequately capitalized is tied to an insured institution's capital category, with increasing scrutiny and more stringent restrictions, including the appointment of a receiver, being imposed as an institution's capital declines. An insured institution that falls below the minimum capital standards must submit a capital restoration plan and could be subject to operating restrictions.

                  The prompt corrective action regulations are generally based upon an institution's capital ratios. Under the prompt corrective action regulation adopted by the OTS, a savings institution will be considered to be
(I) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 or core capital to risk-weighted assets ratio of 6% or greater, and a leverage ratio of 5% or greater (provided that the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure); (ii) "adequately capitalized" if the institution has a total risk- based capital ratio of 8% or greater, a Tier 1 or core capital to risk-weighted assets ratio of 4% or greater, and a leverage ratio of 4% or greater (3% or greater if the institution is rated composite 1 in its most recent report of examination); (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, a Tier 1 or core capital to risk-weighted assets ratio of less than 4%, or a leverage ratio that is less than 4% (3% if the institution is rated composite 1 in its most recent report of examination); (iv) "significantly undercapitalized" if the institution has a total risk- based capital ratio that is less than 6%, a Tier 1 or core capital to risk-weighted assets ratio that is less than 3%, or a leverage ratio that is less than 3%; and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is less than or equal to 2%. The prompt corrective action regulations also permit the OTS to determine that a savings institution should be classified in a lower category based on other information, such as the institution's examination report, after written notice.

                  An institution that is not well capitalized is prohibited from accepting deposits through a deposit broker. An adequately capitalized institution , however, can apply for a waiver to accept brokered deposits. Institutions that receive a waiver are subject to limits on the rates of interest they may pay on brokered deposits. Undercapitalized institutions are prohibited from offering rates of interest on insured deposits that significantly exceed the prevailing rate in their normal market area or the area in which the deposits would otherwise be accepted. Institutions classified as undercapitalized are precluded from increasing their assets, acquiring other institutions, establishing additional branches, or engaging in new lines of business without an approved capital plan and an agency determination that such actions are consistent with the plan. Institutions that are significantly undercapitalized may be required to take one or more of the following actions:
(I) raise additional capital so that the institution will be adequately capitalized; (ii) be acquired by, or combined with, another institution if grounds exist for appointing a receiver; (iii) refrain from affiliate transactions; (iv) limit the amount of interest paid on deposits to the prevailing rates of interest in the region where the institution is located; (v) further restrict asset growth; (vi) hold a new election for directors, dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, or employ qualified senior executive officers; (vii) stop accepting deposits from correspondent depository institutions; and (viii) divest or liquidate any subsidiary that the OTS determines is a significant risk to the institution.

                  Critically undercapitalized institutions are subject to additional restrictions. No later than 90 days after a savings institution becomes critically undercapitalized, the Director of the OTS is required to appoint a conservator or receiver for the institution, unless the Director determines, with the concurrence of the FDIC, that other action would better achieve the purpose of prompt corrective action. The Director also must make periodic redeterminations that the alternative action continues to be justified no less frequently than every 90 days. The Director is required to appoint a receiver if the institution remains critically undercapitalized nine months later, unless the institution is in compliance with an approved capital plan and the OTS and FDIC certify that the institution is viable.

                  Any company that controls an "undercapitalized" institution must guarantee that the institution will comply with the plan and provide appropriate assurances of performance in connection with the submission of a capital restoration plan by the depository institution. The aggregate liability of any such controlling company under such guaranty is limited to the lesser of
(I) 5% of the institution's  assets at the time it became  undercapitalized;  or
(ii) the amount necessary to bring the institution into capital compliance at the time the institution fails to comply with the terms of its capital plan.

                  Safety and Soundness Guidelines. The federal banking agencies have prescribed safety and soundness guidelines relating to (I) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; and (vi) compensation and benefit standards for officers, directors, employees and principal shareholders. Such guidelines impose standards based upon an institution's asset quality and earnings. The guidelines are intended to set out standards that the agencies will use to identify and address problems at institutions before capital becomes impaired. Institutions are required to establish and maintain a system to identify problem assets and prevent deterioration of those assets in a manner commensurate with its size and the nature and scope of their operations. Furthermore, institutions must establish and maintain a system to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves in a manner commensurate with their size and the nature and scope of its operation.

                  Under the guidelines, an institution not meeting one or more of the safety and soundness guidelines is required to file a compliance plan with the appropriate federal banking agency. In the event that an institution, such as the Bank, were to fail to submit an acceptable compliance plan or fail in any material respect to implement an accepted compliance plan within the time allowed by the agency, the institution would be required to correct the deficiency and the appropriate federal agency would also be authorized to: (I) restrict asset growth; (2) require the institution to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the institution may pay; or (4) take any other action that would better carry out the purpose of the corrective action. The Bank was in compliance with all such guidelines as of December 31, 1995.

                  Qualified Thrift Lender Requirement. The Bank is deemed to be a "qualified thrift lender" ("QTL") as long as its "qualified thrift investments" continue to equal or exceed 65% of its "portfolio assets" on a monthly average basis in nine out of every 12 months. Qualified thrift
investments   generally  consist  of  (I)  various  housing  related  loans  and investments (such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FDIC (including the Federal Savings and Loan Insurance Corporation and the Resolution Trust Corporation), and (iii) shares of stock issued by any FHLB, the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Corporation. In addition, the following assets may be categorized as qualified thrift investments in an amount not to exceed 20% in the aggregate of portfolio assets: (I) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination;
(ii) investments in securities of a service corporation that derives at least 80% of its income from residential housing finance; (iii) 200% of loans and investments made to acquire, develop or construct starter homes or homes in credit needy areas, subject to certain conditions; (iv) loans for the purchase or construction of churches, schools, nursing homes and hospitals; and (v) consumer loans (in an amount up to 20% of portfolio assets). For purposes of the QTL test, the term "portfolio assets" means the savings institution's total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business, and liquid assets held by the savings institution in an amount up to 20% of its total assets.

                  OTS regulations provide that any savings institution that fails to meet the definition of a QTL must either convert to a bank charter, other than a savings bank charter, or limit its future investments and activities (including branching and payments of dividends) to those permitted for both savings institutions and national banks. Further, within one year of the loss of QTL status, a holding company of a savings institution that does not convert to a bank charter must register as a bank holding company and will be subject to all statutes applicable to bank holding companies. In order for the Bank to exercise the powers granted to federally chartered savings institutions and maintain full access to Federal Home Loan Bank advances, The Bank must continue to meet the definition of a QTL. Webster Bank qualifies as a QTL under the current test.

                  Insurance of Deposits. Deposit accounts at the Bank are insured by the FDIC up to a maximum of $100,000 per insured depositor. The Bank is a BIF member institution with approximately 63% of its deposits assessed at BIF premium rates and approximately 37% at SAIF rates as of December 31, 1995. Deposit insurance premiums are paid to the FDIC on a quarterly basis.

                  The FDIC has established a risk-based deposit insurance premium assessment system, pursuant to which BIF and SAIF member institutions both pay deposit insurance assessment rates, depending on the risk classification assigned to each institution. The FDIC places each institution into one of nine assessment risk classifications based on the institution's capital and supervisory classification.

                  Deposit insurance premiums for the BIF and the SAIF are set to facilitate each fund achieving its designated reserve ratio. In August 1995, the FDIC determined that the BIF had achieved its designated reserve ratio and lowered BIF deposit insurance premium rates for all but the riskiest institutions. Effective January 1, 1996, BIF deposit insurance premiums for well capitalized banks were further reduced to the statutory minimum of $2,000 per institution per year. Because the SAIF remains significantly below its designated reserve ratio, SAIF deposit insurance premiums were not reduced and remain at 0.23% to 0.31% of deposits on an annual basis, based upon an institution's supervisory evaluations and capital levels.

                  The current financial condition of the SAIF has resulted in proposed legislation to recapitalize the SAIF through a one-time special assessment (held by an institution of approximately 80 cents to 85 cents per $100 of assessable SAIF deposits as of March 31, 1995, subject to certain limited adjustments). If the special assessment is enacted, the one-time assessment would apply to approximately $882 million of assessable SAIF deposits at The Bank. Certain adjustments to the special assessment applicable to the Bank have been proposed that will reduce the amount of the special assessment by 20 percent. The Bank qualifies for a proposed adjustment, because on June 30, 1995, less than 50 percent of The Bank's deposits were insured by the SAIF. After the special assessment, if SAIF achieves its designated reserve ratio, SAIF premium rates would then become the same as BIF rates. Proposed legislation also contemplates a merger of the SAIF into the BIF, which would require separate legislation. The Bank is unable to predict whether the proposed legislation will be enacted or the amount or the precise retroactive date of any one-time assessment or the deposit insurance premium rates that would ultimately apply to assessable SAIF deposits.

                  Legislation also has been proposed that could eliminate the federal savings institution charter. If such legislation is enacted, The Bank would be required to convert its federal savings bank charter to either a national bank charter or to a Connecticut depository institution charter. Pending legislation may provide relief as to recapture of the bad debt deduction for federal tax purposes that otherwise would be applicable if The Bank converted its savings bank charter to a commercial bank charter, provided that The Bank meets a proposed residential loan origination requirement. Pending legislation also may result in Webster becoming regulated at the holding company level by the Federal Reserve rather than by the OTS. Regulation by the Federal Reserve could subject Webster to capital requirements that are not currently applicable to Webster as a holding company under OTS regulation and may result in statutory limitations on the type of business activities in which Webster may engage at the holding company level, which business activities currently are not restricted. Webster is unable to predict whether such legislation will be enacted or, if enacted, whether it will contain relief as to bad debt deductions previously taken.

                  FDIC insurance of deposits may be terminated by the FDIC, after notice and hearing, upon a finding by the FDIC that the insured bank has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or condition imposed by, or written agreement with, the FDIC. Additionally, if insurance termination proceedings are initiated against a bank, the FDIC may temporarily suspend insurance on new deposits received by the institution under certain circumstances.


                  Capital Distributions. An OTS rule imposes limitations on all capital distributions by savings institutions (including dividends, stock repurchases and cash-out mergers). Under the current rule, a savings institution is classified as a tier 1 institution, a tier 2 institution or a tier 3 institution, depending on its level of regulatory capital both before and after giving effect to a proposed capital distribution. Under a proposed rule, the OTS would conform its three classifications to the five capital classifications set forth under the prompt corrective action regulations. Under such proposal, institutions that are at least adequately capitalized would still be required to provide prior notice. Well capitalized institutions could make capital distributions without prior regulatory approval in specified amounts in any calendar year.

                  A tier 1 institution (i.e., one that both before and after a proposed capital distribution has net capital equal to or in excess of its capital requirements may, subject to any otherwise applicable statutory or regulatory requirements or agreements entered into with the regulators, make capital distributions in any calendar year up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (ie., the percentage by which the institution's capital-to-assets ratio exceeds the ratio of its fully phased-in capital requirement to its assets) at the beginning of the calendar year. No regulatory approval of the capital distribution is required, but prior notice must be given to the OTS.

                A tier 2 institution (ie., one that both before and after a proposed capital distribution has net capital equal to its then-applicable minimum capital requirement but which fails to meet its fully phased-in capital requirement either before or after the distribution) may, after prior notice but without the approval of the OTS, make capital distributions of up to: (1) 75% of its net income over the most recent four quarter period if it satisfies the risk-based capital standard applicable to it as of January 1, 1993 computed based on its current portfolio; or (ii) 50% of its net income over the most recent four quarter period if it satisfies the risk-based capital standard applicable to it as of January 1, 1991 computed based on its current portfolio. In calculating an institution's permissible percentage of capital distributions, previous distributions made during the previous four quarter period must be included. Tier 2 institutions may not make capital distributions in excess of the above limitations without the prior written approval of the OTS.

                  A tier 3 institution (ie., one that either before or after a proposed capital distribution fails to meet As then-applicable minimum capital requirement) may not make any capital distributions without the prior written approval of the OTS. In addition, the OTS may prohibit a proposed capital distribution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Also, an institution meeting the tier 1 criteria which has been notified that it needs more than normal supervision will be treated as a tier 2 or tier 3 institution, unless the OTS deems otherwise.

                  The FDIA further prohibits an insured depository institution from declaring any dividend, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be classified as undercapitalized, significantly undercapitalized or critically undercapitalized. For purposes of the OTS's capital distribution regulation, The Bank was treated as a tier 1 institution and had approximately $85.1 million available under such regulation for the payment of dividends as of December 31, 1995.

                  Community Reinvestment Act. Under the Community Reinvestment Act (the "CRA") and the implementing OTS regulations, which were amended in 1995 to provide for a performancebased evaluation system, a savings institution has a continuing and affirmative obligation to help meet the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of savings institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. In connection with its examination of a savings institution, the OTS is required to take into account the institution's record of meeting the credit needs of its community in determining whether to grant approval for certain types of applications including mergers and acquisitions. The Bank's current CRA rating is "outstanding".

                  Liquidity. Federal savings banks, such as the Bank, are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage of the average daily balance of the savings institution's net withdrawable deposits plus short-term borrowings under OTS regulations. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic' conditions and the deposit flows of member institutions, and currently is 5.0%. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently

1%) of the total of the average daily balance of its net withdrawable deposits and short-term borrowings. At December 31, 1995, the Bank was in compliance with these liquidity requirements.

                  Loans to One Borrower Limitations. Savings institutions must generally comply with the loans- to-one-borrower limitations applicable to national banks pursuant to HOLA. National banks generally may not make loans to a single borrower in excess of 15% of their unimpaired capital and unimpaired surplus, plus an additional 10% of unimpaired capital and unimpaired surplus for loans secured by readily marketable collateral (which, as defined, does not include real property). The HOLA provides exceptions from the generally applicable national bank limits, under which a savings institution may make loans to one borrower in excess of such limits under one of the following circumstances: (I) for any purpose, in any amount not to exceed $500,000; (ii) to develop domestic residential housing units, in an amount not to exceed the lesser of $30 million or 30% of the savings institution's unimpaired capital and unimpaired surplus, provided other conditions are satisfied; or (iii) to finance the sale of real property which it owns as a result of foreclosure, in an amount not to exceed 50% of the savings institution's unimpaired capital and unimpaired surplus. Pursuant to its authority to impose more stringent requirements on savings institutions to protect safety and soundness, the OTS has promulgated a rule limiting loans to one borrower to finance the sale of real property acquired in satisfaction of debts to 15% of unimpaired capital and surplus. The rule provides that purchase money mortgages received by a savings institution to finance the sale of such real property do not constitute "loans" (provided the savings institution is not placed in a more detrimental position holding the note than holding the real estate) and, therefore, are not subject to the loans-to-one-borrower limitation. At December 31, 1995, under the lending limits established by HOLA, the maximum amount that the Bank could lend to one borrower was, in general, limited to $ 28.9 million.

                  Commercial Loans. The Bank is authorized to invest in loans for commercial, corporate, business or agricultural purposes in an amount not to exceed 10% of its total assets under the HOLA. At December 31, 1995, The Bank's commercial loan portfolio was within the amount permitted by this limitation.

                  Commercial Real Property Loans. The aggregate amount of commercial mortgage loans that a federal savings institution may make may not be in excess of 400% of the savings institution's capital pursuant to the HOLA. The revised limit, however, does not require the divestiture of loans made prior to enactment of the FIRREA in 1989. The OTS has the authority to grant exceptions to the limit if the additional amount will not pose a significant risk to the safe or sound operation of the savings institution involved, and is consistent with prudent operating practices. At December 31, 1995, the Bank's commercial mortgage loan portfolio was within the amount permitted by this limitation.

                Limitation on Certain Investments. As a federally chartered savings institution, the Bank is generally prohibited from investing directly in equity securities and real estate (other than that used for offices and related facilities or acquired through, or in lieu of, foreclosure or on which a contract purchaser has defaulted). In addition, the HOLA limits the aggregate investment by savings institutions in certain investments, including service corporations. At December 31, 1995, the Bank was in compliance with such requirements and limitations.

                  Activities of Subsidiaries. A savings institution seeking to establish a new subsidiary, acquire control of an existing company (after which it would be a subsidiary), or conduct a new activity through a subsidiary, must provide 30 days prior notice to the FDIC and to the OTS and conduct any activities of the subsidiary in accordance with regulations and orders of the OTS. Moreover, the OTS has the power to require a savings institution to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines is a serious threat to the financial safety, soundness or stability of such savings institution or is otherwise inconsistent with sound banking practices.

                  Transactions with Affiliates Restrictions. Transactions engaged in by a savings institution or one of its subsidiaries with affiliates of the savings institution generally are subject to the affiliate transaction restrictions contained in Sections 23A and 23B of the Federal Reserve Act in the same manner and to the same extent as such restrictions apply to transactions engaged in by a member bank or one of its subsidiaries with affiliates -of the member bank. Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member bank or one of its subsidiaries with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things that all transactions with affiliates be on terms substantially the same, and at least as favorable to the member bank or its subsidiary, as the terms that would apply to, or would be offered in, a comparable transaction with an unaffiliated party. Exemptions from, and waivers of, the provisions of Sections 23A and 23B of the Federal Reserve Act may be granted only by the Federal Reserve. The HOLA and OTS regulations promulgated thereunder contain other restrictions on loans and extension of credit to affiliates, and the Director of the OTS is authorized to impose additional restrictions on transactions with affiliates if the Director determines such restrictions are necessary to ensure the safety and soundness of any savings institution. Current OTS regulations are similar to Sections 23A and 23B of the Federal Reserve Act.

                    Regulatory Revision., Each federal banking agency is required to implement a comprehensive review of its regulations to eliminate duplicative, unduly burdensome and unnecessary regulations in accordance with the Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act"), The OTS has announced that it will review each of Rs regulations to determine if: (1) the regulation is current; (ii) the regulation could be eliminated without endangering safety and soundness, diminishing consumer protection or violating statutory requirements; (iii) the regulation's subject matter is more suited for a policy statement or handbook guidance; (iv) the regulation is consistent with the regulation of the other federal banking agencies; and (v) the regulation is easily understood. Based upon the first part of this review, in late 1995, the OTS formally deleted eight percent of its regulations including outdated, duplicative and otherwise necessary regulations.

                    The OTS also issued a notice of proposed rulemaking concerning a comprehensive revision to its regulations and policy statements concerning lending and investments. Under the proposal certain loan documentation requirements will be replaced by general safety and soundness standards, commercial loans made by a service corporation will be exempted from an institution's overall ten percent limit on commercial loans; an institution will be able to use its own cost-of-funds index in structuring adjustable rate mortgages, and the 35% of assets limitation on credit card lending will be eliminated. The OTS has announced that it expects to issue proposals that will reduce the burdens imposed by its regulations governing, among other things, subsidiaries, corporate governance and preemption. Similarly, the FDIC has issued a notice of opportunity for comment with respect to its review of all of its regulations and written policies.

Federal Reserve System

                    Savings institutions are required to maintain nonearning reserves against their transaction accounts (primarily NOW and regular checking accounts) and nonpersonal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than 1-1/2 years under certain Federal Reserve regulation. At December 31, 1995, The Bank was in compliance with these requirements. These reserves may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

                    The Bank also has the authority to borrow from the Federal Reserve "discount window," if it has exhausted all FHL Bank sources. Federal Reserve Banks are prohibited from providing a discount window advance to an "undercapitalized" institution for more than 60 days in a 120-day period, except in limited circumstances.

Federal Home Loan Bank System

                The Federal Home Loan Bank System consists of 12 regional FHL Banks, each subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"). The FHL Banks provide a central credit facility for member savings institutions. The Bank, as a member of the FHL Bank of Boston, is required to own shares of capital stock in that FHL Bank in an amount at least equal to one percent of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHL Bank, whichever is greater. The Bank was in compliance with this requirement. The maximum amount that the FHL Bank of Boston will advance fluctuates from time to time in accordance with changes in policies of the FHFB and the FHL Bank of Boston, and the maximum amount generally is reduced by borrowings from any other source. In addition, the amount of FHL Bank advances that a savings institution may obtain will be restricted in the event the institution fails to constitute a QTL. See "Federal Savings Bank Regulation -- Qualified Thrift Lender Requirement."

                The FHFB has promulgated regulations that establish standards of community service or support as a basis for FHL Bank members to maintain continued access to long-term advances. Pursuant to the regulations, each FHL Bank member is required to provide a Community Support Statement ("CSS") to its FHLB for review on a schedule established by the FHFB. The CCS is to include information regarding the members Community Reinvestment Act evaluation, evidence of assistance to first-time home buyers, documentation of any judgments based on violation of the Fair Housing and Equal Credit Opportunity Acts, and evidence of community support. The FHFB reviews certain of the statements and will require a Community Support Action Plan ("CSAP") if it disapproves of the CSS. If the member has failed to submit a CSS, submits a CSAP that is not approved, or fails to substantially meet its CSAP within one year, the FHFB may restrict the members access to long-term advances.

Taxation

                Federal. Webster, on behalf of itself and its subsidiaries, files a calendar tax year consolidated federal income tax return. Webster and its subsidiaries report their income and expenses using the accrual method of accounting.

                Savings institutions are generally taxed in the same manner as other corporations. Unlike other corporations, however, qualifying savings institutions that meet certain definitional tests relating to the nature of their supervision, income, assets and business operations are allowed to establish a reserve for bad debts and for each tax year are permitted to deduct additions to that reserve for losses on "qualifying real property loans" using the more favorable of the following two alternative methods: (1) a method based on the institution's actual loss experience (the "experience method") or (ii) a method based on a specified percentage of an institution's taxable income (the "percentage of taxable income method"). "Qualifying real property loans" are, in general, loans secured by interests in improved real property. The addition to the reserve for losses on nonqualifying real property loans must be computed under the experience method.

                Under the percentage of taxable income method, qualifying institutions may deduct up to 8% of their taxable income after certain adjustments and subject to the limitations discussed below. The net effect of the percentage of taxable income method deduction is that the maximum effective federal income tax rate on income computed without regard to actual bad debts and certain other factors for qualifying institutions is 32.20%

                The amount of the bad debt deduction that savings institutions such as the Bank may claim with respect to additions to its reserve for bad debts is subject to certain limitations. First, the percentage of taxable income or experience method deduction will be eliminated entirely, the existing reserves will be recaptured into taxable income and the institution will be permitted a deduction only for specific charge-offs, unless at least 60% of the savings institution's assets fall within certain designated categories. Second, the bad debt deduction attributable to "qualifying real property loans" cannot exceed the greater of (1) the amount deductible under the experience method or
(ii) the amount which, when added to the bad debt deduction for nonqualifying loans, equals the amount by which 12% of the sum of the total deposits or withdrawable accounts at the end of the taxable year exceeds the sum of the surplus, undivided profits and reserves at the beginning of the taxable year. Third, the amount of the bad debt deduction attributable to qualifying real property loans computed using the percentage of taxable income method is permitted only to the extent that the institution's reserve for losses on qualifying real property loans at the close of the taxable year, taking into account the addition to that reserve for that taxable year, does not exceed 6% of such loans outstanding at such time. Fourth, the deduction under the percentage of taxable income method is reduced, but not below zero, by the amount of the addition to reserves for losses on nonqualifying loans for the taxable year. Finally, a savings institution that computes its tax bad debt deduction using the percentage of taxable income method and files its federal income tax return as part of a consolidated group is required to reduce proportionately its taxable income for losses attributable to activities of nonsavings institution members of the consolidated group that are "functionally related" to the savings institution member. The savings institution member is permitted, however, to proportionately increase its taxable income in subsequent years to recover any such reduction to the extent the nonsavings institution members realize income in subsequent years from their "functionally related" activities. Webster does not expect that these various restrictions will operate to limit significantly the amount of its otherwise allowable bad debt deductions in the near future.

                At December 31, 1995, the Bank had tax bad debt reserves of approximately $16.4 million. To the extent that (1) the reserves for losses on qualifying real property loans established by the Bank, using the percentage of taxable income method, exceed the amount that would have been allowed under the experience method and (ii) the Bank makes distributions to its shareholder that are considered to result in withdrawals from that institution's excess bad debt reserve, then the amounts considered to be withdrawn will be included in that institution's taxable income. The amount considered to be withdrawn by a distribution will be the amount of the distribution plus the amount necessary to pay the federal income tax with respect to the withdrawal. Dividends paid out of the Bank's current or accumulated earnings and profits as calculated for federal income tax purposes, however, will not be considered to result in withdrawals from the Bank's bad debt reserves. Distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation of the foregoing institutions, will be considered to result in withdrawals from the Banks bad debt reserves.

                Depending on the composition of its items of income and expense, a savings institution may be subject to the alternative minimum tax. For tax years beginning after 1986, a savings institution must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain adjustments and increased by certain tax preferences, including depreciation deductions in excess of those allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and, for tax years after 1989, 75% of the excess of adjusted current earnings over AMTI. AMTI may be reduced only up to 90% by net operating loss carryovers, but the payment of altemative minimum tax will give rise to a minimum tax credit which will be available with an indefinite carryforward period, to reduce federal income taxes of the institution in future years (but not below the level of alternative minimum tax arising in each of the carryforward years). See also 'Bank Regulation -- Insurance of Deposits."

                  Webster's federal income tax returns have been examined by the Internal Revenue Service for tax years through 1990 and are currently under examination by the Internal Revenue Service for tax years 1991 through 1993.

                  State. State income taxation is in accordance with the corporate income tax laws of Connecticut and other states on an apportioned basis. For the State of Connecticut the Bank and its subsidiaries are required to pay taxes Linder the larger of two methods but no less than the minimum tax of $250 per entity. Method one is 11.25% (scheduled to decrease to 7.5% by 2000) of the year's taxable income (which, with certain exceptions, is equal to taxable income for federal purposes) or method two, (additional tax on capital) an amount equal to 3 and 1/10 mills per dollar on its average capital and a special rule for banks to calculate its additional tax base is an amount equal to 4% of the amount of interest or dividends credited by the Bank on savings accounts of depositors or account holders during the preceding taxable year, provided that, in determining such amount, interest or dividends credited to the savings account of a depositor or account holder are deemed to be the lesser of the actual interest or dividends credited or the interest or dividend that would have been credited if it had been computed and credited at the rate of one-eighth of 1 % per annum. In addition, a surtax was imposed in prior years equal to 20% (reduced to 10% in 1992 and eliminated in 1993) of the tax calculated as set forth in the preceding sentence (excluding the $250 minimum tax) without reduction of the tax so calculated by the amount of any credit against the tax.


Item 2. Properties At December 31, 1995 (after giving effect to the consummation from the Shawmut Transaction on February 16, 1996), Webster had 29 banking offices in New Haven County, 29 banking offices in Hartford County, two banking offices in Fairfield County, two banking offices in Litchfield County and two banking offices in Middlesex County. Twenty of the banking offices are related to the Shawmut Transaction and so are noted in the following banking office table.

                  The following table sets forth certain information concerning the banking offices of Webster at December 31, 1995 after giving effect to the consummation of the Shawmut Transaction on February 16, 1996.


                                                       Lease            Lease
                                                        Year          Owned or          Expiration         Renewal
Location                                               Opened          Leased              Data              Option
--------                                               ------          ------              ----              ------

Webster Plaza, Waterbury, CT                             1978         Owned                  --
Naugatuck Valley Mall, Waterbury, CT                     1969         Leased               2000
Chase Avenue at Wigwam Ave, Waterbury, CT                1976         Owned                  --
364 Reidville Drive, Waterbury, CT                       1976      Building-Owned            --
                                                                    Land-Leased            1997
670 Wolcott Street, Mattatuck Plaza,                     1984      Building-Owned            --
Waterbury, CT                                                       Land-Leased            2004    One 10-year option
656 Main Street, Watertown, CT                           1959           Owned                --
544 Straits Turnpike, Watertown, CT                      1985           Leased             1998   Three 5-year options
Southbury Plaza, Southbury, CT                           1979           Leased             2004    One 10-year option
45 Waterbury Road, Prospect, CT                          1988           Owned                --
359 Queen Street, Southington, CT                        1989           Leased             1997    One 5-year option
145 Highland Avenue, Cheshire, CT                        1990           Leased             2005    One 5-year option
66 North Main Street, Suffield, CT                       1991           Owned                --
6 National Drive, Windsor Locks, CT                      1991           Leased             1996    Two 3-year options
24 Dexter Plaza, Windsor Locks, CT                       1991           Leased             1998    One 5-year option
561 Hazard Avenue, Enfield, CT                           1991           Owned                --
Route 140, East Windsor, CT                              1991           Leased                    Monthly Negotiated
1 South Main Street, Branford, CT                        1992           Owned
922 South Main St., Cheshire, CT                         1992      Building-Owned            --
                                                                    Land-Leased            2013   Two 33-year options
630 New Haven, Ave., Derby, CT                           1992           Leased             2001    Five 5-year options
260 Main Street, East Haven, CT                          1992           Owned                --
1177 Post Road, Fairfield, CT                            1992           Owned
2290 Whitney Ave., Hamden, CT                            1992           Owned
5 Helen St., Hamden, CT                                  1992           Owned
1227 Whitney Ave., Hamden, CT                            1992           Owned
100 Broad St., Milford, CT                               1992           Owned
314 Merwin Ave., Milford, CT                             1992           Owned
80 Elm St., New Haven, CT                                1992           Owned
894 Whalley Ave., New Haven, CT                          1992           Owned                --
70 Washington Ave., North Haven, CT                      1992           Leased             2009   Three 5-year options
247 Boston Post Rd., Orange, CT                          1992           Owned                --
534 Campbell Ave., West Haven, CT                        1992           Owned                --
28 Durham Rd., Madison, CT                               1995           Leased             2000    One 5-year option
733 Rubber Avenue, Naugatuck, CT                         1994       Building-Owned           --
                                                                      Land-Leased          2087
575 Farmington Ave., Bristol, CT*                        1994           Leased             1996    One 5-year option
647 Farmington Ave., Bristol, CT                         1994           Leased             2007    One 10-year option
761 Pine St., Forestville, CT                            1994           Leased             1996    One 5-year option
150 Main St., Bristol, CT                                1994           Owned                --
51 East Main Street, Plainville, CT                      1994           Owned
North Riverside Avenue, Terryville, CT                   1994           Owned
375 Bridgeport, Shelton, CT                              1995           Owned
75 Tremont Street, Ansonia, CT                           1995           Owned
200 Division Street, Ansonia, CT                         1995           Owned
696 Amity Road, Bethany, CT                              1995           Owned
60 Oxford Road, Oxford, CT                               1995           Owned
427 Howe Avenue, Shelton, CT                             1995           Owned
40 Webster Square, Berlin CT*'                           1996           Owned                --
594 Farmington Avenue, Bristol, CT**                     1996           Leased             2006    Two 5-year options
5 Coles Road, Cromwell, CT*'                             1996           Leased             2004
1085 Main Street, East Hartford, CT**                    1996           Owned                --






50 Freshwater Blvd., Enfield, CT**                      1996            Leased             2009       One 6-year option
High Street, Farmington, CT**                           1996            Leased             1999
141 Hebron Avenue, Glastonbury,                         1996            Owned                --
185 Asylum Avenue, Hartford, CT**                       1996            Leased             1998       One 5-year option
410 Homestead Avenue, Hartford, CT**                    1996            Owned                --
655 Wethersfield Avenue, Hartford, CT**                 1996            Leased             1997       One 5-year option
320 Middle Turnpike, Manchester, CT**                   1996            Leased             1997       One 5-year option
363 Main Street, Middletown, CT**                       1996            Owned                --
741 West Main Street, New Britain, CT*                  1996            Owned                --
3180 Berlin Turnpike, Newington, CT**                   1996            Leased             1999
690 Hopmeadow Street, Simsbury, CT**                    1996            Owned                --
132 Main Street, Southington, CT**                      1996            Owned                --
1114 New Britain Ave., West Hartford, CT**              1996            Leased             1997       One 5-year option
65 La Salle Road, West Hartford, CT**                   1996            Leased             1997       One 5-year option
1039 Silas Deane Hwy., Wethersfield, CT**               1996            Leased             2000       One 5-year option
270 Broad Street, Windsor, CT**                         1996            Owned                --

*Drive thru facility only

** Acquired in the Shawmut Transaction on February 16, 1996.

         The total net book value of properties and furniture and fixtures owned and used for offices at December 31, 1995 was $26.6 million, which includes the aggregate net book value of leasehold improvements on properties used for offices of $.8 million at that date. Additional properties and furniture and fixtures of approximately $6.3 million were acquired on February 16, 1996 in the Shawmut Transaction, net of one banking office sold in such Transactions.

Item 3. Legal Proceedings
        ------------------

        At December 31, 1995, there were no material pending legal proceedings to which Webster was a party or to which any of its property was subject.

Item 4. Submission Of Matters To A Vote Of Security Holders
        ---------------------------------------------------

        Not Applicable


                                    PART II


Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
        --------------------------------------------------------------------

        The common stock of Webster is traded over-the-counter on the Nasdaq National Market System under the symbol "WBST."

        The following table shows dividends declared and the market price per share by quarter for 1995 and 1994. Webster increased the quarterly dividend to $.16 per share in January 1995.

                                               Common Stock (Per Share)
                                 ----------------------------------------------
                                                  Market Price
                                             ----------------------------------
                                    Cash
                                 Dividends                              End of
                                  Declared     Low         High         Period
                                  --------     ---         ----         ------

1995;
   Fourth........................ $ .16     $ 24 1/2    $ 29  1/2      $ 29 1/2
   Third.........................   .16       23          31             26 1/4
   Second........................   .16       21 1/4      26             23 7/8
   First.........................   .16       18          22  1/4        21 1/4


1994:
   Fourth........................ $ .13    $  17 1/4      231/2          18 1/2
   Third.........................   .13       22 1/2      25             23 1/4
   Second........................   .13       18 3/8      24 3/4         22 1/2
   First.........................   .13       18 1/2      22 1/4         18 1/2



         Payment of dividends from Webster Bank to the Webster is subject to certain regulatory and other restrictions. See "Bank Regulation - Restrictions on Dividend Payments.' Payment of dividends by Webster on its stock is subject to various restrictions, none of which is expected to limit any dividend policy which the Board of Directors may in the future decide to adopt. Under Delaware law, Webster may pay dividends out of surplus or, in the event there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Dividends may not be paid out of net profits, however, if the capital of Webster has been diminished to an amount less than the aggregate amount of capital represented by all classes of preferred stock.

Item 6. Selected Financial Data
        ------------------------

         Selected financial data for the five years ended December 31, 1995, consisting of data captioned "Selected Consolidated Financial and Other Data" on Page 2 of the Corporation's 1995 Annual Report to Shareholders, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and
        ----------------------------------------------------------------
        Results of Operations
        ---------------------

         "Management's Discussion and Analysis of Financial Condition and Results of Operations' on Pages 15 to 27 of the Corporation's 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
        --------------------------------------------

         The required information is incorporated herein by reference from Pages 28 to 59 of the Corporation's 1995 Annual Report to Shareholders.

Item 9. Disagreements on Accounting and Financial Disclosures.
        ------------------------------------------------------

         Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

         Information regarding the directors and executive officers of the Corporation is omitted from this report as the Corporation has filed its definitive proxy statement within 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.

Item 11. Executive Compensation
         ----------------------

         Information regarding compensation of executive officers and directors is omitted from this Report as the Corporation has filed a definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and the information included therein (excluding the Personnel Resources Committee Report on Executive Compensation and the Comparative Company Performance information) is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         Information required by this Item is omitted from this Report as the Corporation has filed a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

         Information regarding certain relationships and related transactions is omitted from this Report as the Corporation has filed a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financ  ial Statement Schedules, and Reports on Form 8-K
          -------------------------------------------------------------------

         (a)(1) The following consolidated financial statements of the Registrant and its subsidiary included in its Annual Report to Shareholders for the year ended December 31, 1995, are incorporated herein by reference in Item
8. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.
           Consolidated Statements of Condition - December 31, 1995 and 1994

           Consolidated Statements of Income - Years Ended December 31, 1995, 1994 and 1993

           Consolidated Statements of Cash Flows -Years Ended December 31, 1995, 1994 and 1993

           Consolidated   Statements  of  Shareholders'  Equity  -  Years  Ended
           December 31, 1995, 1994 and 1993

           Notes to Consolidated Financial Statements
           Report of Independent Auditors

         (a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         (a)(3) The following exhibits are either filed as part of this Report or are incorporated herein by reference; references herein to First Federal Bank now mean Webster Bank:

Exhibit No. 3. Certificate of Incorporation and Bylaws.

3.1 Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3(a) to the Corporation's Form 10-K filed on March 27,
         1987).

3.2 Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by Reference to Exhibit 4.2 to the Corporation's Registration Statement on Form S-2, Registration No. 33-54980, filed on November 25, 1992).

3.3 Certificate of Designation for the Series A Cumulative Perpetual Preferred Stock (incorporated herein by reference from the Registrant's Form 8-K filed on October 19, 1992).

3.4      Certificate  of  Designation   for  the  Series  B  7-1/2%   Cumulative
         Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Corporation's Registration Statement on Form S-2, Registration No. 33-54980, filed on December 22, 1992).

3.5 Bylaws of Registrant (incorporated by reference to Exhibit 3.5 to the Corporation's Form 10-K filed on March 31, 1995).

3.6 Certificate of Designation for the Series C Participating Preferred Stock (incorporated by reference to the Corporation's Form 8-K filed on February 12, 1996).

Exhibit No. 1 0. Material Contracts.

10.1 1986 Stock Option Plan of Webster Financial Corporation (incorporated herein by reference to Exhibit 10(a) to the Corporation's Form 10-K filed on March 27, 1987).

10.2 1992 Stock Option Plan of Webster Financial Corporation (incorporated by reference to Exhibit 10.2 to the Corporation's Form 10-K filed on March 31, 1994).

10.3     Amendment No. 1 to 1992 Stock Option Plan (incorporated by reference to
         Exhibit 10.3 to the Corporation's Form 10-K filed on March 31, 1 994).

10.4     Short-term  Incentive  Compensation Plan  (incorporated by reference to
         Exhibit 10.4 to the Corporation's Form 10-K filed on March 31, 1 995).

10.5     Long-Term  Incentive  Compensation  Plan  (incorporated by reference to
         Exhibit  99.6 to the  Corporation's  Form 8-K/A filed on  November  10,
         1993).

10.6 Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to the Corporation's Form 10-K filed on March 31, 1995)

10.7 Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 1989 (incorporated by reference to Exhibit 10.7 to the Corporation's Form 10-K filed on March 31, 1995)

10.8 First Federal Bank Deferred Compensation Plan for Directors and Officers, effective December 7, 1987 (incorporated herein by reference to Exhibit 10(I) to the Corporation's Form 10-K filed on March 29,
         1988).

10.9 Form of Supplemental Retirement Plan for Harold W. Smith (incorporated herein by reference to Exhibit 10(j) to the Corporation's Form 10-K filed on March 29, 1 988).

10.10    Form  of  Stock  Option   Agreement  for  Harold  W.  Smith   (initial)
         (incorporated herein by reference to Exhibit 10(k) to the Corporation's Form 10-K filed on March 29, 1988).

10.11 Form of Stock Option Agreement for Executive Officers (initial) (incorporated herein by reference to Exhibit 10(l) to the Corporation's Form 10-K filed on March 29, 1 988).

10.12 Form of Stock Option Agreement for Directors (Initial) (incorporated herein by reference to Exhibit 10(m) to the Corporation's Form 10-K filed on March 29, 1 988).

10.13 Form of Stock Option Agreement for Employees (1 987) (incorporated herein by reference to Exhibit 10(n) to the Corporation's Form 10-K filed on March 29, 1988).

10.14    Form of Incentive Stock Option Agreement (for employees with employment
         agreements)   (incorporated  by  reference  to  Exhibit  10.15  to  the
         Corporation's Form 10-K filed on March 31, 1994).

10.15 Form of Incentive Stock Option Agreement (for employees with severance agreements) (incorporated by reference to Exhibit 1 0. 1 6 to the Corporation's Form 10-K filed on March 3 1, 1994).

10.16 Form of Incentive Stock Option Agreement (for employees with no employment or severance agreements) (incorporated by reference to
         Exhibit 10.17 to the Corporation's Form 10-K filed on March 31, 1994).

10.17 Form of Nonqualified Stock Option Agreement (for employees with employment agreements) (incorporated by reference to Exhibit 10.18 to the Corporation's Form 10-K filed on March 31, 1994).

10.18    Form  of  Non-Incentive   Stock  Option  Agreement  (for   non-employee
         directors).(incorporated   by  reference   to  Exhibit   10.19  to  the
         Corporation's Form 10-K filed on March 31, 1994).

10.19 Form of Non-incentive Stock Option Agreement (for employees with employment agreements) (incorporated by reference to Exhibit 10.20 to the Corporation's Form 10-K filed on March 31, 1994).

10.20 Form of Non-incentive Stock Option Agreement (for employees with severance agreements) (incorporated by reference to Exhibit 10.21 to the Corporation's Form 10-K filed on March 31, 1994).

10.21 Form of Non-incentive Stock Option Agreement (for employees with no employment or severance agreements) (incorporated by reference to
         Exhibit 10.22 to the Corporation's Form 10-K filed on March 31, 1 994).

10.22    Form   of   Incentive   Stock   Option    Agreement   (for   employees)
         (revised)(incorporated   by   reference   to   Exhibit   10.22  to  the
         Corporation's Form 10-K filed on March 31, 1995)

10.23 Form of Nonqualified Stock Option Agreement (for employees with employment agreements) (revised) (incorporated by reference to Exhibit
         10.23 to the Corporation's Form 10-K filed on March 31, 1995).

10.24    Form  of  Nonqualified  Stock  Option  Agreement   (immediate  vesting)
         (incorporated by reference to Exhibit 10.24 to the Corporation's Form 10-K filed on March 31, 1995.

10.25 Form of Nonqualified Stock Option Agreement (for senior officers of Bristol Mortgage) (incorporated by reference to Exhibit 10.25 to the Corporation's Form 10-K filed on March 31, 1995).

10.26 Supplemental Retirement Plan for Employees of First Federal Bank, as amended and restated effective as of October 1, 1994 (incorporated by reference to Exhibit 10.26 to the Corporation's Form 10-K filed on March 31, 1 995).

10.27 Consulting Agreement between First Federal Bank and Harold W. Smith, Jr., dated as of January 1, 1 994 (incorporated herein by reference to Exhibit 1 0. 1 2 to the Corporation's Form 8-K/A filed on January 13,
         1994).

10.28 Employment Agreement between the Corporation, First Federal Bank and James C. Smith, dated as of January 1, 1995 (incorporated by reference to Exhibit 10.28 to the Corporation's Form 10-K filed on March 31,
         1995).

10.29 Employment Agreement between the Corporation, First Federal Bank and Lee A. Gagnon, dated as of January 1, 1995 (incorporated by reference to Exhibit 10.29 to the Corporation's Form 10-K filed on March 31,
         1995).

10.30 Employment Agreement between the Corporation, First Federal Bank and John V. Brennan, dated as of January 1, 1995 (incorporated by reference to Exhibit 10.30 to the Corporation's Form 10-K filed on March 31,
         1995).

10.31 Employment Agreement between the Corporation, First Federal Bank and Ross M. Strickland, dated as of January 1, 1995 (incorporated by reference to Exhibit 10.31 to the Corporation's Form 10-K filed on March 31, 1995).

10.32    Employment Agreement among the Registrant,  First Federal Bank and Gary
         M. MacElhiney, dated as of January 1, 1995 (incorporated by reference to Exhibit 10.32 to the Corporation's Form 10-K filed on March 31,
         1995).

10.33 Purchase and Assumption Agreement among FDIC, Receiver of Suffield Bank, FDIC and First Federal Bank, dated September 6, 1 991 (incorporated herein by reference to Exhibit 10(m) from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.34 Indemnity Agreement between FDIC and First Federal Bank dated as of September 6, 1991 (incorporated herein by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 1 OK for the year ended December 31, 1991).

10.35 Purchase and Assumption Agreement among the FDIC, in its corporate capacity as receiver of First Constitution Bank, First Federal Bank and the FDIC, dated as of October 2, 1992 (incorporated herein by reference from the Registrant's Form 8-K filed on October 19, 1992).

10.36 Amendment No. 1 to Purchase and Assumption Agreement, dated as of August 8, 1994, between the FDIC and First Federal (incorporated by reference to Exhibit 10.36 to the Corporation's Form 10-K filed on March 31, 1 995).

10.37 Indenture, dated as of June 15, 1993, between the Corporation and Chemical Bank, as Trustee, relating to the Corporation's Senior Notes due 2000 (incorporated herein by reference to Exhibit 99.5 to the Corporation's Form 8-K/A filed on November 10, 1993).

10.38 Severance Payment Agreement between the Corporation, Webster Bank and Peter K. Mulligan dated as of April 17, 1995.

Exhibit No. 13.  Annual Report to Shareholders.

Exhibit No. 21.  Subsidiaries.

Exhibit No. 24.  Consent of KPMG Peat Marwick.

         (b) Thefollowing current reports on Form 8-K or amendments thereto on Form 8 were filed by the Registrar during the last quarter of fiscal year 1995

               (1   Current  Report  on Form 8-K  dated  October  10,  1995

               (ii) Current Report on Form 8-K dated November 1, 1995

               Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

         (d) Not applicable.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WEBSTER FINANCIAL CORPORATION
                                          Registrant


                                          BY: /s/ James C.Smith
                                             ----------------------------------
                                                  James C. Smith,
                                            Chairman and Chief Executive Officer

                              Date: March 29, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities noted as of March 29, 1996.


By:      /s/.John V. Brennan
      --------------------------------------------------------
                  John V. Brennan,
                  Executive Vice President,
                  Chief Financial Officer and Treasurer



By:      /s/ Peter J. Swiatek
      --------------------------------------------------------
                  Peter J. Swiatek
                  Controller


By:      /s/ Harold W. Smith
      --------------------------------------------------------
                    Harold W. Smith
                    Director


By:      /s/ Joel S. Becker
      --------------------------------------------------------
                    Joel S. Becker
                    Director


By:      /s/ 0. Joseph Bizzozero, Jr
      --------------------------------------------------------
                  0. Joseph Bizzozero, Jr.
                  Director

By:       /s/ Walter R. Griffin
      --------------------------------------------------------
                  Walter R. Griffin
                  Director


By:      /s/ Robert A. Finkenzeller
      --------------------------------------------------------
                  Robert A. Finkenzeller
                  Director


By:      /s/ Marguerite F. Waite
      --------------------------------------------------------
                  Marguerite F. Waite
                  Director


By:      /s/ J. Gregory Hockey
      --------------------------------------------------------
                  J. Gregory Hickey
                  Director

                                 EXHIBIT INDEX*

Number                                   Description

3.1 Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3(a) to the Corporation's Form 10-K filed on March 27,
         1987).

3.2 Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by Reference to Exhibit 4.2 to the Corporation's Registration Statement on Form S-2, Registration No. 33-54980, filed on November 25, 1992).

3.3 Certificate of Designation for the Series A Cumulative Perpetual Preferred Stock (incorporated herein by reference from the Registrant's Form 8-K filed on October 19, 1 992).

3.4      Certificate  of  Designation   for  the  Series  B  7-1/2%   Cumulative
         Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Corporation's Registration Statement on Form S-2, Registration No. 33-54980, filed on December 22, 1992).

3.5 Bylaws of Registrant (incorporated by reference to Exhibit 3.5 to the Corporation's Form 10-K filed on March 31, 1995).

3.6 Certificate of Designation for the Series C Participating Preferred Stock (incorporated by reference to the Corporation's Form 8-K filed on February 12, 1 996).

10.1 1986 Stock Option Plan of Webster Financial Corporation (incorporated herein by reference to Exhibit 10(a) to the Corporation's Form 10-K filed on March 27, 1 987).

10.2 1 992 Stock Option Plan of Webster Financial Corporation (incorporated by reference to Exhibit 10.2 to the Corporation's Form 10-K filed on March 31, 1994).

10.3     Amendment No. 1 to 1992 Stock Option Plan (incorporated by reference to
         Exhibit 10.3 to the Corporation's Form 10-K filed on March 31, 1994).

10.4     Short-term  Incentive  Compensation Plan  (incorporated by reference to
         Exhibit 10.4 to the Corporation's Form 10- K filed on March 31, 1 995).

10.5     Long-Term  Incentive  Compensation  Plan  (incorporated by reference to
         Exhibit  99.6 to the  Corporation's  Form 8- K/A filed on November  10,
         1993).

10.6 Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to the Corporation's Form 10-K filed on March 31, 1995).

10.7 Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 1989 (incorporated by reference to Exhibit 10.7 to the Corporation's Form 10-K filed on March 31, 1995).

10.8 First Federal Bank Deferred Compensation Plan for Directors and Officers, effective December 7, 1 987 (incorporated herein by reference to Exhibit 10(l) to the Corporation's Form 10-K filed on March 29,
         1988).

10.9 Form of Supplemental Retirement Plan for Harold W. Smith (incorporated herein by reference to Exhibit 10(j) to the Corporation's Form 10-K filed on March 29, 1 988).

10.10    Form  of  Stock  Option   Agreement  for  Harold  W.  Smith   (initial)
         (incorporated herein by reference to Exhibit 10(k) to the Corporation's Form 10-K filed on March 29, 1988).

10.11 Form of Stock Option Agreement for Executive Officers (initial) (incorporated herein by reference to Exhibit 10(l) to the Corporation's Form 10-K filed on March 29, 1988).

10.12 Form of Stock Option Agreement for Directors (initial) (incorporated herein by reference to Exhibit 10(m) to the Corporation's Form 10-K filed on March 29, 1988).

10.13 Form of Stock Option Agreement for Employees (1987) (incorporated herein by reference to Exhibit 10(n) to the Corporation's Form 10-K filed on March 29, 1988).

10.14 Form of Incentive Stock Option Agreement (for employees with employment agreements).(incorporated by reference to Exhibit 10.1 5 to the Corporation's Form 10-K filed on March 31, 1994).

10.15    Form of Incentive Stock Option  Agreement (for employees with severance
         agreements)(incorporated   by  reference  to  Exhibit  10.1  6  to  the
         Corporation's Form 10-K filed on March 31, 1994).

10.16 Form of Incentive Stock Option Agreement (for employees with no employment or severance agreements) (incorporated by reference to
         Exhibit  10.17 to the  Corporation's  Form  10-K  filed on March  31,
         1994).

10.17 Form of Nonqualified Stock Option Agreement (for employees with employment agreements) (incorporated by reference to Exhibit 1 0. 18 to the Corporation's Form 10-K filed on March 31, 1994).

10.18    Form  of  Non-Incentive   Stock  Option  Agreement  (for   non-employee
         directors).(incorporated   by  reference   to  Exhibit   10.19  to  the
         Corporation's Form 10-K filed on March 31, 1994).

10.19 Form of Non-Incentive Stock Option Agreement (for employees with employment agreements) (incorporated by reference to Exhibit 10.20 to the Corporation's Form 10-K filed on March 31, 1994).

10.20 Form of Non-incentive Stock Option Agreement (for employees with severance agreements) (incorporated by reference to Exhibit 10.21 to the Corporation's Form 10-K filed on March 31, 1994).

10.21    Form of  Non-incentive  Stock Option  Agreement  (for employees with no
         employment  or  severance   agreements)(incorporated  by  reference  to
         Exhibit 10.22 to the Corporation's Form 10-K filed on March 31, 1994).

10.22 Form of Incentive Stock Option Agreement (for employees) (revised) (incorporated by reference to Exhibit 10.22 to the Corporation's Form 10-K filed on March 31, 1995).

10.23 Form of Nonqualified Stock Option Agreement (for employees with employment agreements) (revised) (incorporated by reference to Exhibit
         10.23 to the Corporation's Form 10-K filed on March 31, 1995).

10.24    Form  of  Nonqualified  Stock  Option  Agreement   (immediate  vesting)
         (incorporated by reference to Exhibit 10.24 to the Corporation's Form 10-K filed on March 31, 1995).

10.25 Form of Nonqualified Stock Option Agreement (for senior officers of Bristol Mortgage) (incorporated by reference to Exhibit 10.25 to the Corporation's Form 10-K filed on March 31, 1995).

10.26 Supplemental Retirement Plan for Employees of First Federal Bank, as amended and restated effective as of October 1, 1994 (incorporated by reference to Exhibit 10.26 to the Corporation's Form 10-K filed on March 31, 1995).

10.27 Consulting Agreement between First Federal Bank and Harold W. Smith, Jr., dated as of January 1, 1994 (incorporated herein by reference to Exhibit 10.12 to the Corporation's Form 8-K/A filed on January 13,
         1994).

10.28 Employment Agreement between the Corporation, First Federal Bank and James C. Smith, dated as of January 1, 1995 (incorporated by reference to Exhibit 10.28 to the Corporation's Form 10-K filed on March 31,
         1995).

10.29 Employment Agreement between the Corporation, First Federal Bank and Lee A. Gagnon, dated as of January 1, 1995 (incorporated by reference to Exhibit 10.29 to the Corporation's Form 10-K filed on March 31,
         1995).

10.30 Employment Agreement between the Corporation, First Federal Bank and John V. Brennan, dated as of January 1, 1995 (incorporated by reference to Exhibit 10.30 to the Corporation's Form 10-K filed on March 31,
         1995).

10.31 Employment Agreement between the Corporation, First Federal Bank and Ross M. Strickland, dated as of January 1, 1995 (incorporated by reference to Exhibit 10.31 to the Corporation's Form 10-K filed on March 31, 1995).

10.32    Employment Agreement among the Registrant,  First Federal Bank and Gary
         M. MacElhiney, dated as of January 1, 1995 (incorporated by reference to Exhibit 10.32 to the Corporation's Form 10-K filed on March 31,
         1995).

10.33 Purchase and Assumption Agreement among FDIC, Receiver of Suffield Bank, FDIC and First Federal Bank, dated September 6, 1991 (incorporated herein by reference to Exhibit 10(m) from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.34 Indemnity Agreement between FDIC and First Federal Bank dated as of September 6, 1991 (incorporated herein by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

10.35 Purchase and Assumption Agreement among the FDIC, in its corporate capacity as receiver of First Constitution Bank, First Federal Bank and the FDIC, dated as of October 2, 1992 (incorporated herein by reference from the Registrant's Form 8-K filed on October 19, 1992).

10.36 Amendment No. 1 to Purchase and Assumption Agreement, dated as of August 8, 1994, between the FDIC and First Federal (incorporated by reference to Exhibit 10.36 to the Corporation's Form 10-K filed on March 31, 1995).

10.37 Indenture, dated as of June 15, 1993, between the Corporation and Chemical Bank, as Trustee, relating to the Corporation's 8 3/4% Senior Notes due 2000 (incorporated herein by reference to Exhibit 99.5 to the Corporation's Form 8-K/A filed on November 10, 1993).

10.38 Severance Payment Agreement between the Corporation, Webster Bank and Peter K. Mulligan dated as of April 17, 1995.

        13.    Annual Report to Shareholders.

        21.    Subsidiaries.

        24.    Consent of KPMG Peat Marwick.


* References herein to First Federal Bank now mean Webster Bank.