Form 10-K/A
period 1995-12-31
WEBSTER FINANCIAL CORP
filed 1996-04-19
CIK 801337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

10.38 Severance Payment Agreement between the Corporation, Webster Bank and Peter K. Mulligan dated as of April 17, 1995.

        13.    Annual Report to Shareholders.**

        21.    Subsidiaries.**

        24.    Consent of KPMG Peat Marwick.**

        27.    Financial Data Schedule


* References herein to First Federal Bank now mean Webster Bank.
** Previously filed

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

                                          WEBSTER FINANCIAL CORPORATION
                                          Registrant


                                          BY: /s/ James C.Smith
                                             ----------------------------------
                                                  James C. Smith,
                                            Chairman and Chief Executive Officer

                              Date: April 19, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities noted as of April 19, 1996.


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