Form 10-Q
period 1996-03-31
WEBSTER FINANCIAL CORP
filed 1996-05-15
CIK 801337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ending             March 31, 1996
                      ---------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________ to ______________________

Commission File Number:          0-15213
                        --------------------------------------------------------


                          WEBSTER FINANCIAL CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                           06-1187536
- --------------------------------------------------------------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

Webster  Plaza, Waterbury, Connecticut                          06720
- --------------------------------------------------------------------------------
(Address of principal executive offices)                       (ZipCode)

                                 (203) 753-2921
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              [X] Yes    [ ]  No


     Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable date.


Common Stock (par value $.01)                      8,103,746 Shares
- -----------------------------                      ----------------
         (Class)                        Issued and Outstanding at March 31, 1996

Webster Financial Corporation and Subsidiary
- --------------------------------------------------------------------------------



                                      INDEX




                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION


     Consolidated Statements of Condition at March 31, 1996
     and December 31, 1995                                                 3


     Consolidated Statements of Income for the
     Three Months Ended March 31, 1996 and 1995                            4


     Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 1996 and 1995                            5


     Notes to Consolidated Financial Statements                            6


     Management's Discussion and Analysis of Financial Statements         11



PART II - OTHER INFORMATION                                               17


SIGNATURES                                                                18

Webster Financial Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in Thousands, Except Share Data)
- --------------------------------------------------------------------------------

                                                                               March 31,        December 31,
                                                                                 1996               1995
                                                                              ----------          --------
ASSETS

Cash and Due from Depository Institutions                                      $104,631           $44,228
Interest-bearing Deposits                                                        12,876            26,017
Securities: (Note 3)
  Trading at Fair Value                                                          43,073            44,604
  Available for Sale, at Fair Value                                             375,009           498,088
  Held to Maturity, (Market Value: $527,981 in 1996;
    $505,775 in 1995)                                                           528,624           501,948
Loans Receivable, Net                                                         2,483,673         1,891,956
Segregated Assets, Net                                                           98,967           104,839
Accrued Interest Receivable                                                      24,558            21,585
Premises and Equipment, Net                                                      49,305            40,654
Foreclosed Properties, Net                                                       18,237            17,176
Core Deposit Intangible                                                          47,172             4,729
Prepaid Expenses and Other Assets                                                27,048            23,846
                                                                             ----------       -----------
    Total Assets                                                             $3,813,173        $3,219,670
                                                                             ==========        ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                     $3,128,824        $2,400,202
Federal Home Loan Bank Advances                                                 270,700           383,100
Other Borrowings                                                                136,049           170,014
Advance Payments by Borrowers for Taxes and Insurance                            11,105            14,435
Accrued Expenses and Other Liabilities                                           52,649            41,946
                                                                             ----------       -----------
    Total Liabilities                                                         3,599,327         3,009,697
                                                                             ----------       -----------

Shareholders' Equity
 Cumulative  Convertible  Preferred  Stock,  Series B,
   171,869 shares issued and outstanding at March 31, 1996
    and 171,869 shares issued and outstanding at December 31, 1995                    2                 2
 Common Stock, $.01 par value:
   Authorized - 14,000,000 shares;
   Issued - 8,501,746 shares at March 31, 1996 and
     8,501,746 shares at December 31, 1995                                           85                85
 Paid in Capital                                                                138,554           138,263
 Retained Earnings                                                               79,789            75,858
 Less Treasury Stock at cost, 398,000 shares at
      March 31, 1996 and 424,024 shares at
      December 31, 1995                                                          (3,088)          (3,290)
 Less Employee Stock Ownership Plan Shares
   Purchased with Debt                                                           (2,574)          (3,207)
 Unrealized Gains (Losses) on Securities, Net                                     1,078            2,262
                                                                             ----------       -----------
   Total Shareholders' Equity                                                   213,846          209,973
                                                                             ----------       -----------
    Total Liabilities and Shareholders' Equity                               $3,813,173       $3,219,670
                                                                             ==========       ==========


Webster Financial Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Share Data)
- --------------------------------------------------------------------------------

                                                            Three Months Ended
                                                                  March 31,
                                                            1996          1995
                                                           ------        ------
Interest Income:
Loans and Segregated Assets                              $45,351        $37,303
Mortgage-backed Securities                                14,229         11,199
Securities and Interest-bearing Deposits                   2,352          2,452
                                                         -------        -------
    Total Interest Income                                 61,932         50,954

Interest Expense:
Interest on Deposits                                      27,332         22,180
Interest on Borrowings                                     8,594          6,727
                                                         -------        -------
    Total Interest Expense                                35,926         28,907

Net Interest Income                                       26,006         22,047
Provision for Loan Losses                                  1,000            385
                                                         -------       --------
Net Interest Income After Provision for Loan Losses       25,006         21,662

Noninterest Income:
Fees and Service Charges                                   3,516          3,515
Gain on Sale of Loans and Loan Servicing, Net                171            161
Gain on Sale of Securities, Net                              325            176
Other Noninterest Income                                     828            938
                                                        --------       --------
    Total Noninterest Income                               4,840          4,790

Noninterest Expenses:
Salaries and Employee Benefits                            10,742          9,187
Occupancy Expense of Premises                              2,158          1,436
Furniture and Equipment Expenses                           1,662          1,590
Marketing Expenses                                         1,084            767
Federal Deposit Insurance Premiums                           525          1,444
Foreclosed Property Expenses and
    Provisions, Net (Note 5)                                 898          1,335
Non-recurring Expenses                                       500              -
Other Operating Expenses                                   3,605          2,964
                                                         -------        -------
    Total Noninterest Expenses                            21,174         18,723

Income Before Income Taxes                                 8,672          7,729
Income Taxes                                               3,141          2,495
                                                         -------        -------

Net Income                                                 5,531          5,234
Preferred Stock Dividends                                    324            324
                                                          ------        -------
Net Income Available to Common Shareholders               $5,207         $4,910
                                                           =====          =====

Net Income Per Common Share:
   Primary                                                 $0.63          $0.71
   Fully Diluted                                           $0.60          $0.67

Dividends Declared Per Common Share:                       $0.16          $0.16

Webster Financial Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In Thousands)
- --------------------------------------------------------------------------------

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                   1996                      1995
                                                                                  ------                     -----
OPERATING ACTIVITIES:
Net Income                                                                        $5,531                    $5,234
Adjustments to Reconcile Net Income to Net
  Cash Provided (Used) by Operating Activities:
   Provision for Loan Losses                                                       1,000                       385
   Provision for Foreclosed Property Losses                                          350                       621
   Provision for Depreciation and Amortization                                     1,303                     1,096
   Amortization of Securities Premiums, Net                                          588                       199
   Amortization and Write-down of Core Deposit Intangible                            736                       182
   Gains on Sale of  Foreclosed Properties, Net                                     (271)                     (165)
   Loans and Securities Gains, Net                                                  (133)                     (157)
   Gains on Trading Securities, Net                                                 (363)                     (181)
   Decrease in Trading Securities                                                  1,531                     8,138
   Loans Originated for Sale                                                     (11,101)                  (63,221)
   Sale of Loans, Originated for Sale                                             10,386                    34,021
   Increase in Interest Receivable                                                  (306)                     (148)
   Increase in Interest Payable                                                     (831)                     (539)
   (Decrease) Increase in Accrued Expenses and Other Liabilities, Net            (12,860)                    1,981
   (Increase) Decrease in Prepaid Expenses and Other Assets, Net                  (1,065)                    6,057
                                                                                  ------                     -----
   Net Cash Used by Operating Activities                                          (5,505)                   (6,497)
                                                                                  ------                    ------

INVESTING ACTIVITIES:
  Purchases of Securities Available for Sale                                      (9,946)                  (30,342)
  Purchases of Securities Held to Maturity                                       (41,362)                  (76,838)
  Maturities of Securities                                                         9,211                       193
  Proceeds from Sale of Securities Available for Sale                            113,153                    22,132
  Net Decrease in Interest-bearing Deposits                                       13,141                     7,539
  Purchase of Loans                                                                    -                    (2,123)
  Net  (Increase) Decrease in Loans                                              (10,202)                   38,577
  Proceeds from Sale of Foreclosed Properties                                      3,466                     2,896
  Net Decrease in Segregated Assets                                                5,872                     6,039
  Principal Collected on Mortgage-backed and Investment Securities                45,348                    18,082
  Purchases of Premises and Equipment                                             (4,181)                     (715)
  Disposals of Premises and Equipment                                                554                         -
  Net Cash and Cash Equivalents Received in the Shawmut Transaction              113,551                         -
                                                                                 -------                  ---------
  Net Cash Provided (Used) new Investing Activities                              238,605                   (14,560)
                                                                                 -------                  ---------

FINANCING ACTIVITIES:
  Net (Decrease) Increase in Deposits                                            (22,626)                    9,501
  Repayment of FHLB Advances                                                    (349,149)                 (165,376)
  Proceeds from FHLB Advances                                                    236,749                   180,376
  Repayment of  Other Borrowings                                                (189,317)                        -
  Proceeds from Other Borrowings                                                 156,080                         -
  Cash Dividends to Common and Preferred Shareholders                             (1,601)                   (1,410)
  Net Decrease in Advance Payments for
    Taxes and Insurance                                                           (3,330)                   (4,362)

  Exercise of Stock Options                                                            -                       207
                                                                                 -------                    ------
    Net Cash (Used) Provided by Financing Activities                            (172,697)                   18,936
    Increase (Decrease) in Cash and Cash Equivalents                              60,403                    (2,121)
  Cash and Cash Equivalents at Beginning of Period                                44,228                    44,304
                                                                                 -------                    ------
  Cash and Cash Equivalents at End of Period                                    $104,631                   $42,183
                                                                                ========                   =======


  Supplemental Disclosures:
    Income Taxes Paid                                                              1,200                     3,267
    Interest Paid                                                                 36,142                    28,801

  Supplemental Schedule of Noncash Investing and Financing Activities:

      Transfer of Loans to Foreclosed Properties                                   5,773                     2,653


Webster Financial Corporation and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------



NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
         -----------------------------------------------------

         The accompanying consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results which may be expected for the year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Webster Financial Corporation 1995 Annual Report to shareholders. The consolidated financial statements include the accounts of Webster Financial Corporation ("Webster") and its wholly owned subsidiary, Webster Bank (the "Bank").




NOTE 2 - ACQUISITION
         -----------

          On October 1, 1995, Webster entered into a Purchase and Assumption Agreement with Shawmut Bank Connecticut, as part of the Fleet/Shawmut Divestiture, to acquire 20 Shawmut banking offices in the Hartford Banking Market (the "Shawmut Transaction"). The Shawmut Transaction was consummated on February 16, 1996, with Webster Bank receiving $586 million in loans and $751 million of net deposits. The Shawmut Transaction was accounted for as a purchase and the results of operations related to the banking offices acquired are reflected in the Consolidated Statement of Income subsequent to the date of acquisition. As of March 31, 1996, Webster operates 64 full service offices in Connecticut that expend from the Massachusetts border to Long Island Sound.

         The following summarizes assets purchased and liabilities assumed in the Shawmut Transaction (in thousands):

         Assets Acquired:
          Loans                                             $ 586,235
          Premises and Equipment                                6,327
          Other Assets                                          3,059
                                                              -------
             Total Assets Acquired                            595,621
                                                              -------

         Liabilities Assumed:
          Deposits                                            846,412
          Less Deposits Exchanged                             (95,163)
             Net Deposits Assumed                             751,249
         Other Liabilities                                        922
                                                              -------
             Total Liabilities Assumed                        752,171
                                                              -------
         Net Liabilities Assumed                              156,550
         Net Premium Paid for Deposits                        (42,999)
                                                              -------
             Net Cash Received                              $ 113,551
                                                              =======

Webster Financial Corporation and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 3 - SECURITIES AND MORTGAGE-BACKED SECURITIES
         ------------------------------------------


         On December 31, 1993, Webster adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires securities to be classified into one of three categories. Securities with fixed maturities that are classified as Held to Maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts over the estimated terms of the securities utilizing a method which approximates the level yield method. Securities that management intends to hold for indefinite periods of time (including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors) are classified as Available for Sale. All Equity Securities are classified as Available for Sale. Securities Available for Sale are carried at fair value with unrealized gains and losses recorded as adjustments to shareholders' equity on a tax effected basis. Securities classified as Trading Securities are carried at fair value with unrealized gains and losses included in earnings. Gains and losses on the sales of securities are recorded using the specific identification method.


A summary of securities as follows (in thousands):

                                                          March 31, 1996                  December 31, 1995
                                                         ---------------                  -----------------
                                                       Book       Estimated                Book     Estimated
                                                       Value      Fair Value              Value      Fair Value
                                                       -----      ----------              -----      ----------
Trading Securities:
 Mortgage-Backed Securities:
  GNMA                                                $14,490      $14,490               $14,766      $14,766
  FHLMC                                                28,583       28,583                29,838       29,838
                                                       -------      ------                ------       ------
                                                       43,073       43,073                44,604       44,604
                                                       ------       ------                ------       ------

Available for Sale Portfolio:
  U.S. Treasury Notes:
    Matures within 1 year                                   -            -                 1,000        1,000
    Matures over 1 within 5 years                       2,509        2,557                     -            -
  U.S. Government Agency:
    Matures over 1 within 5 years                      12,907       12,580                12,901       12,522
  Corporate Bonds and Notes:
    Matures over 1 within 5 years                           5           20                23,005       23,005
    Matures over 5 within 10 years                      2,737        2,732                 2,737        2,730
  Mutual Funds*                                         5,230        5,219                34,077       33,947
  Equity Securities:
    Stock in Federal Home Loan Bank of Boston          30,039       30,039                30,039       30,039
    Other Equity Securities                            10,232       12,845                 9,195       11,930
  Mortgage Backed Securities:
    FNMA                                              111,757      109,834               139,860      142,827
    FHLMC                                              44,603       44,588                62,572       63,221
    GNMA                                               19,028       19,002                20,443       20,512
    Collateralized Mortgage Obligations               131,458      135,322               155,321      155,539
  Unamortized Hedge                                       715          271                   816          816
  Unrealized Securities Gains, Net                      3,789            -                 6,122            -
                                                      -------      -------               -------      -------
                                                      375,009      375,009               498,088      498,088
                                                      -------      -------               -------      -------

Webster Financial Corporation and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 3 - SECURITIES AND MORTGAGE-BACKED SECURITIES (continued)
         ------------------------------------------------------


                                                        March 31, 1996              December 31, 1995
                                                        --------------              -----------------
                                                   Book          Estimated           Book     Estimated
                                                   Value         Fair Value          Value     Fair Value
                                                   -----         ----------          -----     ----------

  Held to Maturity Portfolio:

  U.S. Treasury Notes:
    Matures within 1 year                           1,174            1,190           1,577       1,577
    Matures over 1 within 5 years                     251              252           8,262       8,445
  U.S. Government Agency:
    Matures within 1 year                           6,824            6,816           1,003       1,006
    Matures over 1 within 5 years                  27,744           28,628          39,868      41,330
    Matures over 5 within 10 years                    983              993             999       1,008
  Corporate Bonds and Notes:
    Matures within 1 year                             957              959               -           -
    Matures over 1 within 5 years                   1,652            1,648           2,555       2,579
    Matures over 5 within 10 years                     80               74             330         325
  Mortgage Backed Securities:
    FHLMC                                          40,643           41,071          42,877      43,714
    FNMA                                           29,863           30,456          31,785      32,457
    GNMA                                            1,572            1,622           1,622       1,698
    Collateralized Mortgage Obligations           416,590          413,984         370,762     371,342
    Other Mortgage-backed Securities                  291              288             308         294
                                                 --------        ---------       ---------  ----------
                                                  528,624          527,981         501,948     505,775
                                                 --------        ---------       ---------  ----------
    Total                                        $946,706         $946,063      $1,044,640  $1,048,467
                                                 --------        ---------       ---------   ---------

         * Mutual Funds consist primarily of funds invested in money market and short duration instruments.

NOTE 4 - NET INCOME PER SHARE
         --------------------

     Primary net income per share is calculated by dividing net income less preferred stock dividends by the weighted-average number of shares of common stock and common stock equivalents outstanding, when dilutive. The common stock equivalents consist of common stock options. Fully diluted net income per share is calculated by dividing adjusted net income by the weighted-average fully diluted common shares, including the effect of common stock equivalents and the hypothetical conversion into common stock of the Series B 7 1/2% Cumulative Convertible Preferred Stock. The weighted-average number of shares used in the computation of primary net income per share for the three months ended March 31, 1996 was 8,263,098 and for the three months ended March 31, 1995 was 6,870,244. The weighted-average number of shares used in the computation of fully diluted earnings per share for the three months ended March 31, 1996 was 9,249,160 and for the three months ended March 31, 1995 was 7,868,639.

Webster Financial Corporation and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 5 - FORECLOSED PROPERTY EXPENSES AND PROVISIONS, NET
         ------------------------------------------------
     Foreclosed property expenses and provisions, net are summarized as follows (in thousands):

                                                                Three Months
                                                               Ended March 31,
                                                               ---------------
                                                              1996        1995
                                                              ----        ----

     Gain on Sale of Foreclosed Property, Net                $(271)    $   (164)
     Provision for Losses on Foreclosed Property               350          621
     Rental Income                                            (114)        (148)
     Foreclosed Property Expenses                              933        1,026
                                                            ------        -----
        Foreclosed Property Expenses and Provisions, Net     $ 898      $ 1,335
                                                            ======        =====




NOTE 6 - ACCOUNTING FOR IMPAIRED LOANS
         ------------------------------

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

   Webster considers its residential and consumer loan portfolios to be exempt from the provisions of SFAS No. 114 since these loans are large groups of small-balance homogeneous loans collectively evaluated for determining loan loss allowances. In identifying impaired loans under the provisions of SFAS No. 114, Webster aggregates loans into risk classifications and makes an individual assessment of each borrower's ability to repay based upon current contract terms. If it is determined that the borrower will not be able to fulfill the terms of the original contract, the loan is classified as impaired. In comparison to nonaccrual loans, the measurement of impaired loans is more subjective due to the use of estimates of future cash flows. Nonaccrual loans are loans which are contractually past due 90 days or more as to principal or interest payments. In addition, a loan may be placed on nonaccrual status based on uncertainty as to future principal or interest payments.

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

   Webster adopted SFAS No. 114 during the quarter ended March 31, 1995, with no impact on its results of operations. At March 31, 1996, Webster had $10.7 million of impaired loans, of which $6.3 million was measured based upon the fair value of the underlying collateral and $4.4 million was measured based upon the expected future cash flows of the impaired loans. Of the total of impaired loans of $10.7 million, $5.8 million had allowances for losses on impaired loans of $2.4 million. In the 1996 first quarter, total impaired loans averaged $10.0 million.

Webster Financial Corporation and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 6 - ACCOUNTING FOR IMPAIRED LOANS (continued)
         -----------------------------------------

   In October 1994, the Financial Accounting Standards Board issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure", amending SFAS No. 114. SFAS No. 118 allows institutions to use existing methods for recognizing interest income on impaired loans. Webster's policy with regard to the recognition of interest income on impaired loans includes an individual assessment of each loan. Interest which is more than 90 days past due is not accrued. When payments on impaired loans are received, Webster records interest income on a cash basis or applies the total payment to principal based on an individual assessment of each loan. Interest income recognized on impaired loans in the three months ended March 31, 1996 amounted to $46,000.



NOTE 7 - REVERSE REPURCHASE AGREEMENTS
         -----------------------------

  At March 31, 1996, Webster had short term borrowings through reverse repurchase agreements outstanding. Information concerning borrowings under reverse repurchase agreements is summarized below (dollars in thousands):


      Balance at                           Weighted         Maturity         Book Value       Market Value
   March 31, 1996         Term           Average Rate         Date         of Collateral      of Collateral
- --------------------    ---------       ------------     --------------   ---------------   ----------------


      $93,503         1 to 9 months         5.42%       Less than 6 months     $95,778           $94,122



  The securities underlying the reverse repurchase agreements are all U.S. Agency collateral and have been delivered to the broker-dealers who arrange the transactions . Webster uses reverse repurchase agreements when the cost of such borrowings is less than other funding sources. The average balance and the maximum amount of outstanding repurchase agreements at any month-end during the 1996 first quarter was $111.0 million and $117.3 million, respectively. There were no reverse repurchase agreements outstanding at March 31, 1995.

Webster Financial Corporation and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


GENERAL
- -------

     Webster Financial Corporation ("Webster") , through its subsidiary, Webster Bank (the "Bank"), delivers financial services to local individuals and business. Webster's mission is to build valuable banking relationships by helping individuals, families and businesses to reach their financial goals. Webster is organized along three lines of business - consumer, business and mortgage banking, with each focused on the special needs of its customers. Webster's goals are to ensure customer satisfaction by providing superior customer service and by delivering quality financial products and services, to provide a stimulating and challenging work environment that encourages, develops and rewards excellence, and to make a meaningful investment in the communities Webster serves. Webster currently serves customers from 64 full service banking offices located in Hartford, New Haven, Fairfield, Litchfield, and Middlesex counties in Connecticut.



CHANGES IN FINANCIAL CONDITION
- ------------------------------

     Total assets were $3.8 billion at March 31, 1996, an increase of $593.5 million from $3.2 billion at December 31, 1995. The increase in total assets is due primarily to the Shawmut Transaction, which resulted in a total increase of $694.6 million including loans acquired , cash and the core deposit intangible recorded. This increase was partially offset by a total reduction of $111.1 million of securities and interest-bearing deposits.

     Net Segregated Assets decreased to $99.0 million at March 31, 1996 from $104.8 million at December 31, 1995 due primarily to principal repayments of $4.1 million and net chargeoffs of $1.7 million. Total net foreclosed properties were $18.2 million at March 31, 1996 compared to $17.2 million at December 31, 1995. The net increase in foreclosed properties of $1.0 million for the current quarter was primarily attributable to additions of $5.8 million, that were offset by sales of $2.9 million and valuation write downs of $1.9 million.

     Total liabilities were $3.6 billion at March 31, 1996, an increase of $589.6 million from $3.0 billion at December 31, 1995. The increase in total liabilities is due primarily to a net increase in deposits of $728.6 million that was partially offset by a decrease of $146.4 in FHLB and other borrowings. Both of these changes in liabilities for the current quarter period are a result of the Shawmut Transaction.

     Shareholders' equity was $213.8 million at March 31, 1996 and $210.0 at December 31, 1995. The Bank had tier 1 leveraged, tier 1 risk based, and total risk-based capital ratios of 5.24%, 9.53% and 10.75% , respectively. The Bank met the regulatory capital requirements to be categorized as a "well capitalized" institution at March 31, 1996.


ASSET QUALITY
- -------------

Webster devotes significant attention to maintaining high asset quality through conservative underwriting standards, active servicing of loans, aggressively managing nonaccrual assets and maintaining adequate reserve coverage on nonaccrual assets. At March 31, 1996, residential and consumer loans comprised approximately 84% of the loan portfolio. All fixed income securities must have an investment rating in the top two rating categories by a major rating service at time of purchase. Unless otherwise noted, the information set forth concerning loans, nonaccrual loans, foreclosed properties and allowances for loan losses excludes Segregated Assets which are discussed separately.

Webster Financial Corporation and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

     A breakdown of loans receivable, net by type as of March 31, 1996 and December 31, 1995 follows (in thousands):

                                             March 31, 1996   December 31, 1995
                                             --------------   -----------------

Residential Mortgage Loans                    $1,903,761          $1,560,822
Commercial Real Estate Loans                     233,528             146,630
Commercial and Industrial Loans                  173,403              52,763
Consumer Loans (Including Home Equity)           218,925             173,538
                                              ----------          ----------
   Total Loans                                 2,529,617           1,933,753
Allowance for Loan Losses                        (45,944)            (41,797)
                                              ----------          ----------
   Loans Receivable, Net                      $2,483,673          $1,891,956
                                              ==========          ==========

     Included above at March 31, 1996 and December 31, 1995 were loans held for sale of $6.5 million and $2.9 million, respectively. Loans held for sale at March 31, 1996 and December 31, 1995 represented one-to-four family residential mortgage loans.

     The following table details the nonaccrual assets at March 31, 1996 and December 31, 1995 (in thousands):

                                             March 31, 1996    December 31, 1995
                                             --------------    -----------------
Loans Accounted For on a Nonaccrual Basis:
     Residential Real Estate                     $18,810            $20,560
     Commercial                                   15,615             15,296
     Consumer                                      2,068              1,987
                                                --------           --------
       Total Nonaccrual Loans                     36,493             37,843

Foreclosed Properties:
     Residential and Consumer                      9,160              6,368
     Commercial                                    9,077             10,808
                                                --------             ------
       Total Nonaccrual Assets                   $54,730            $55,019
                                                  ======             ======


     The net decrease in nonaccrual assets of $300,000 at March 31, 1996 as compared to the December 31, 1995 balance is due primarily to payoffs, foreclosed property sales and charge-offs. There were no nonaccrual assets received in the Shawmut Transaction.

     At March 31, 1996, Webster's allowance for losses on loans of $45.9 million represented 125.9% of nonaccrual loans and its total allowances for losses on nonaccrual assets of $46.7 million amounted to 84.2% of nonaccrual assets. A detail of the changes in the allowances for losses on loans and foreclosed property for the three months ended March 31, 1996 follows (in thousands):

                                               Allowances For Losses On
                                               ------------------------
                                                 Impaired     Foreclosed        Total
                                       Loans       Loans      Properties  Allowances for Losses
                                       -----       -----      ----------  ---------------------

Balance at December 31, 1995         $ 39,704    $  2,093       $   991        $42,788
Provisions for Losses                   1,000           -           350          1,350
Allocation from General Allowance        (365)        365             -             -
Purchase Accounting  Adjustment         5,000           -             -          5,000
Losses Charged to Allowances           (2,034)          -          (632)        (2,666)
Recoveries Credited to Allowances         181           -            33            214
                                     --------    --------      --------      ---------
Balance at March 31, 1996            $ 43,486     $ 2,458       $   742       $ 46,686
                                     ========     =======       =======       ========

Webster Financial Corporation and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Segregated Assets, Net

     Segregated Assets, Net at March 31, 1996 included the following assets purchased from the FDIC in the First Constitution Acquisition which are subject to a loss-sharing arrangement with the FDIC (in thousands):

                                              March 31, 1996   December 31, 1995

Commercial Real Estate Loans                    $ 76,024           $  79,995
Commercial and Industrial Loans                    9,854              10,439
Multi-Family Real Estate Loans                    15,018              16,341
Foreclosed Properties                              1,098               1,299
                                               ---------             -------
                                                 101,994             108,074
Allowance for Segregated Assets Losses            (3,027)             (3,235)
                                               ---------            --------
  Segregated Assets, Net                      $   98,967            $104,839
                                              ==========            ========


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

     Upon termination of the seven-year period after the Acquisition Date, if the sum of net charge-offs on Segregated Assets for the first five years after the Acquisition Date plus permitted expenses during the entire seven-year period, less any recoveries during the sixth and seventh year on Segregated Assets charged off during the first five years, exceeds $49.2 million, the FDIC is required to pay Webster an additional 15% of any such excess over $49.2 million at the end of the seventh year. At March 31, 1996, cumulative net charge-offs aggregated $50.5 million and Webster began recording the additional 15% reimbursement.

   The reduction of $6.1 million for gross Segregated Assets for the current quarter is the result of approximately $2.1 million in gross charge offs and $4.0 million in payments received. Write downs and sales activity for the quarter were not significant. Reimbursements received for net charge-offs and eligible expenses on Segregated Assets aggregated $1.2 million for the three months ended March 31, 1996. A reimbursement request totaling $1.1 million has been submitted to the FDIC for the first quarter 1996 period.

     A detail of changes in the allowance for Segregated Assets losses follows (in thousands):

      Balance at December 31, 1995                    $ 3,235
      Provisions Charged to Operations                      -
      Charge-offs                                        (420)
      Recoveries                                          212
                                                      -------
      Balance at March  31, 1996                      $ 3,027
                                                      =======

Webster Financial Corporation and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS


     The following table details nonaccrual Segregated Assets at March 31, 1996 and December 31, 1995 (in thousands):

                                                         March 31, 1996   December 31, 1995
                                                         --------------   -----------------
Segregated Assets Accounted For on a Nonaccrual Basis:
  Commercial Real Estate Loans                             $ 3,871              $2,604
  Commercial and Industrial Loans                              880               1,203
  Multi-Family Real Estate Loans                               351               1,432
                                                           -------            --------
    Total Nonaccrual Loans                                   5,102               5,239

Foreclosed Properties:
  Commercial Real Estate                                       610                 648
  Multi-Family Real Estate                                     503                 651
                                                           -------            --------
    Total Nonaccrual Segregated Assets                     $ 6,215              $6,538
                                                           =======            ========

ASSET/LIABILITY MANAGEMENT
- --------------------------

The goal of Webster's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments. To this end, Webster's strategies for managing interest-rate risk are responsive to changes in the interest-rate environment and to market demands for particular types of deposit and loan products. Management measures interest-rate risk using simulation, price elasticity and GAP analyses. Based on Webster's asset/liability mix at March 31, 1996, management's simulation analysis of the effects of changing interest rates projects that an instantaneous +/- 200 basis point change in interest rates would increase and decrease net interest income by less than 2% and 8%, respectively. At March 31, 1996, Webster had a 4.7% positive GAP position in the one year time horizon, which means that cumulative interest-rate sensitive assets exceed cumulative interest-rate sensitive liabilities for that period. Management believes that its interest-rate risk position represents a reasonable amount of interest-rate risk at March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

    Under regulations of the Office of Thrift Supervision, Webster Bank is required to maintain assets which are readily marketable in an amount equal to 5% or more of its net withdrawable deposits plus short-term borrowings. At March 31, 1996, Webster Bank had a liquidity ratio of 6.7% and was in compliance with the applicable regulations. Webster Bank had mortgage commitments outstanding of $70.4 million, unused home equity credit lines of $163.2 million and commercial lines and letters of credit of $73.2 million.

RESULTS OF OPERATIONS
- ---------------------

     Comparison of the three month periods ended March 31, 1996 and March 31, 1995:

General
- -------

     The results of operations for the 1996 first quarter period included 44 days of income and expense related to the Shawmut Transaction consumated on February 16, 1996. Net income for the current three month period ended March 31, 1996 was $5.5 million, or $.60 per fully diluted share, an increase of $297,000, as compared to $5.2 million or $.67 per fully diluted share for the same period in 1995. Net income available to common shareholders increased 6% in the first quarter of 1996 to $5.2 million as compared to $4.9 million for the same period in 1995. Results for the first quarter of 1996 included $500,000 of non-recurring conversion costs related to the Shawmut Acquisition that were higher than anticipated.

Webster Financial Corporation and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NET INTEREST INCOME
- -------------------

     Net interest income for the three month period ended March 31, 1996 amounted to $26.0 million, an increase of $4.0 million or 18% as compared to $22.0 million for the same period in 1995. The increase is primarily attributable to an increased volume of average earning assets and interest bearing liabilities related to the Shawmut Transaction. The net interest rate spread for the three months ended March 31, 1996 was 3.09% as compared to 3.02% for the same period in 1995 and 2.69% for the fourth quarter of 1995.

     Interest Income for the three months ended March 31, 1996 amounted to $61.9 million as compared to $51.0 million for the same period in 1995. The increase is due primarily to a higher volume of average earning assets and an increased yield on loans. The yield on loans for the current three month period was 7.87% as compared to 7.35% for the same period a year earlier and 7.36% for the fourth quarter of 1995.

     Interest Expense for the three months ended March 31, 1996 amounted to $35.9 million compared to $28.9 million for the same period in 1995. This increase is due primarily to a higher amount of average interest-bearing liabilities due primarily to acquired deposits and a higher amount of borrowed funds. The cost of interest-bearing liabilities increased to 4.40% for the three months ended March 31, 1996 compared to 4.12% for the same period in 1995. For the fourth quarter of 1995 the cost of interest-bearing liabilities was 4.67%. The decrease in the cost of interest-bearing liabilities in the 1996 first quarter as compared to the fourth quarter of 1995 is due primarily to increased noninterest-bearing deposits received in the Shawmut Transaction. Interest expense on borrowings for the three months ended March 31, 1996 amounted to $8.6 million as compared to $6.7 million for the same period in 1995. The increase in interest expense on borrowings is primarily attributed to a higher volume of borrowings offset by a lower cost of funds.

Provision for Loan Losses
- -------------------------

     The provision for loan losses amounted to $1.0 million for the three month period ended March 31, 1996 as compared to $385,000 for the same period in 1995. At March 31, 1996, the allowance for loan losses was $45.9 million and represented 125.9% of nonaccrual loans, compared to $44.2 million and 124.9% a year earlier.

Noninterest Income
- ------------------

     Noninterest income of $4.8 million for the three month period ended March 31, 1996 was unchanged as compared to the same period in 1995. During the current period, increased net gains from loan and securities sales were partially offset by lower other noninterest income. There were $496,000 of net gains on sales of loans and securities for the three months ended March 31, 1996 as compared to $337,000 of net gains for the same period in 1995.

Noninterest Expenses
- --------------------

     Noninterest expenses for the three months ended March 31, 1996 amounted to $21.2 million as compared to $18.7 million for the same period in 1995. The increase in noninterest expenses for the current quarter is due primarily to the Shawmut Transaction. Increases in salaries and benefits expense, occupancy expenses, marketing expenses, other expenses and $500,000 of additional non-recurring conversion costs related to the Shawmut Transaction were partially offset by lower costs for FDIC premiums and foreclosed property expenses. During the third quarter of 1995, the FDIC determined that the Bank Insurance Fund ("BIF") had met its required reserve ratio as of June 1, 1995 . There was no reduction by the FDIC in premium rates of the Savings Association Insurance Fund ("SAIF"), which had not met its required reserve level. The reduction in the BIF premium rates resulted in lower Federal Deposit Insurance Premium expenses of $919,000 for the current three month period. At March 31, 1996, approximately 70% of Webster's deposits are assessed premiums at the BIF rate and 30% at the SAIF rate.

Webster Financial Corporation and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


Income Taxes


     Income taxes for the three months ended March 31, 1996 increased due to a higher level of taxable income which was partially offset by a reduction in state income tax rates. Income taxes for 1995 were also lower as compared to 1996 due to a higher level of benefits realized from the utilization of tax loss carry forwards and a reduction of the deferred tax valuation allowance, both of which are primarily related to the prior acquisition of Bristol Savings Bank.

     Legislation continues to be pending on the proposed repeal of Code Section 593 which governs how qualified savings institutions calculate their bad debt deduction for tax purposes. This repeal may cause qualified savings institutions to recapture all or part of their tax bad debt reserves, which could cause an increase in income taxes not previously provided for in the year of recapture. The pending legislation provides relief from such recapture but the result or timing of such legislation cannot be determined.

Webster Financial Corporation and Subsidiary





                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS  - Not Applicable
         -----------------

Item 2.  CHANGES IN SECURITIES  -  Not Applicable
         ---------------------

Item 3.  DEFAULTS UPON SENIOR SECURITIES  -  Not Applicable
         -------------------------------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         (a) The Registrant's annual meeting of shareholders was held on April 25, 1996

         (b)   Not Applicable

         (c)   The  following  matters  were  voted  upon  and  approved  by the
               Registrant's shareholders at the 1996 annual meeting: (i) re-election of four directors, of which three are to serve for a three year term and one for a one year term (Proposal 1); (ii) ratification of the appointment of KPMG Peat Marwick as independent auditors of Webster for the year ending December 31, 1996 (Proposal 2); (iii) Approval of Amendment of the 1992 Stock Option Plan (Proposal 3); (iv) approval of the material terms of Webster's Performance Incentive Plan (Proposal 4); (v) approval to pay directors' annual retainer fees in stock (Proposal 5). As to Proposal 1, Walter R. Griffin received 6,668,351 votes for election and 88,263 votes were withheld, J. Gregory Hickey received 6,720,568 votes for election and 36,046 votes were withheld, C. Michael Jacobi received 6,720,944 votes for election and 35,670 votes were withheld, John J. Crawford received 6,716,969 votes for election and 39,645 were withheld. As to Proposal 2, shareholders cast 6,716,157 votes for, 19,176 against and 21,281 abstentions. As to Proposal 3, shareholders cast 5,867,646 votes for, 538,086 against and 98,586 abstentions. As to Proposal 4, shareholders cast 5,842,252 for, 462,484 against and 99,479 abstentions. As to Proposal 5, shareholders cast 5,829,830 for and 485,183 against and 89,201 abstentions.

         (d)   Not Applicable


Item 5.  OTHER INFORMATION - Not Applicable
         -----------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)   Exhibits - None
         (b)   Reports on form 8-K

         Form 8K dated March 1, 1996 (announcing the date for the Registrant's annual meeting of shareholders)

Webster Financial Corporation and Subsidiary

- --------------------------------------------------------------------------------





                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      WEBSTER FINANCIAL CORPORATION
                                                Registrant






Date:     May 15, 1996                    By:  /s/ John V. Brennan
       ----------------------                  --------------------
                                          John V. Brennan
                                          Executive Vice President,
                                          Chief Financial Officer and Treasurer





Date:     May 15, 1996                    By:  /s/ Peter J. Swiatek
       ----------------------                 ---------------------
                                          Peter J. Swiatek
                                          Controller