Form 10-Q
period 1996-06-30
WEBSTER FINANCIAL CORP
filed 1996-08-14
CIK 801337

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ending                       June 30, 1996
                       -----------------------------------------------------
                                       or
[  ]  Transition  Report  Pursuant  to  Section  13 or 15(d)  of the  Securities
      Exchange Act of 1934

For the transition period from                        to
                              -----------------------    -----------------------
Commission File Number:        0-15213
                       ---------------------------------------------------------

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
                                                          [X] Yes    [ ]  No


     Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable date.


    Common Stock (par value $ .01)                    8,059,904 Shares
    ------------------------------        --------------------------------------
                         (Class)        Issued and Outstanding at August 1, 1996

 Webster Financial Corporation and Subsidiary
- --------------------------------------------------------------------------------



                                      INDEX



                                                                    Page No.
                                                                    --------

PART I - FINANCIAL INFORMATION


 Consolidated Statements of Condition at June 30, 1996
 and December 31, 1995                                                 3


 Consolidated Statements of Income for the
 Three and Six Months Ended June 30, 1996 and 1995                     4


 Consolidated Statements of Cash Flows for the
 Six Months Ended June 30, 1996 and 1995                               5


 Notes to Consolidated Financial Statements                            6


 Management's Discussion and Analysis of Financial Statements         11



PART II - OTHER INFORMATION                                           17



SIGNATURES                                                            18




Webster Financial Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in Thousands, Except Share Data)
- --------------------------------------------------------------------------------
                                                                              June 30,           December 31,
ASSETS                                                                          1996                1995
                                                                              ---------           --------

Cash and Due from Depository Institutions                                       $87,097            $44,228
Interest-bearing Deposits                                                             -             26,017
Securities: (Note 3)
  Trading at Fair Value                                                          30,108             44,604
  Available for Sale, at Fair Value                                             512,312            498,088
  Held to Maturity, (Market Value: $484,130 in 1996;
    $505,775 in 1995)                                                           486,376            501,948
Loans Receivable, Net                                                         2,468,940          1,891,956
Segregated Assets, Net                                                           89,696            104,839
Accrued Interest Receivable                                                      23,547             21,585
Premises and Equipment, Net                                                      49,922             40,654
Foreclosed Properties, Net                                                       16,429             17,176
Core Deposit Intangible                                                          46,902              4,729
Prepaid Expenses and Other Assets                                                25,891             23,846
                                                                           ------------      -------------
    Total Assets                                                             $3,837,220         $3,219,670
                                                                              =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                     $3,105,562         $2,400,202
Federal Home Loan Bank Advances                                                 344,851            383,100
Other Borrowings                                                                132,843            170,014
Advance Payments by Borrowers for Taxes and Insurance                            20,299             14,435
Accrued Expenses and Other Liabilities                                           18,996             41,946
                                                                          -------------       ------------
    Total Liabilities                                                         3,622,551          3,009,697
                                                                            -----------         ----------

Shareholders' Equity
 Cumulative  Convertible  Preferred  Stock,  Series B, 168,369 shares issued and outstanding at June 30, 1996
    and 171,869 shares issued and outstanding at December 31, 1995                    2                  2
 Common Stock, $.01 par value:
   Authorized - 14,000,000 shares;
   Issued -8,521,836 shares at June 30, 1996 and
     8,501,746 shares at December 31, 1995                                           85                 85
 Paid in Capital                                                                138,840            138,263
 Retained Earnings                                                               83,816             75,858
 Less Treasury Stock at cost, 420,454 shares at
      June 30, 1996 and 424,024 shares at
      December 31, 1995                                                          (4,278)            (3,290)
 Less Employee Stock Ownership Plan Shares
   Purchased with Debt                                                           (2,574)            (3,207)
 Unrealized (Losses) Gains on Securities, Net                                    (1,222)             2,262
                                                                           -------------    --------------
   Total Shareholders' Equity                                                   214,669            209,973
                                                                           ------------       ------------
    Total Liabilities and Shareholders' Equity                               $3,837,220         $3,219,670
                                                                              =========          =========


                                        3




Webster Financial Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Share Data)
- --------------------------------------------------------------------------------

                                                                     Three Months Ended                Six Months Ended
                                                                      June 30,  June 30,                June 30, June 30,
                                                                        1996      1995                   1996       1995
                                                                     ---------   --------               -------    ------



Interest Income:
Loans and Segregated Assets                                         $50,416    $38,980               $95,767      $76,283
Mortgage-backed Securities                                           14,570     12,436                28,799       22,835
Securities and Interest-bearing Deposits                              1,796      2,872                 4,148        6,124
                                                                   --------   --------             ---------    ---------
    Total Interest Income                                            66,782     54,288               128,714      105,242
                                                                    -------    -------               -------      -------

Interest Expense:
Interest on Deposits                                                 29,394     24,984                56,726       47,164
Interest on Borrowings                                                7,670      7,396                16,264       14,123
                                                                   --------   --------               -------      -------
    Total Interest Expense                                           37,064     32,380                72,990       61,287
                                                                     ------     ------                ------       ------

Net Interest Income                                                  29,718     21,908                55,724       43,955
Provision for Loan Losses                                             1,000        455                 2,000          840
                                                                    -------   --------              --------     --------
Net Interest Income After Provision for Loan Losses                  28,718     21,453                53,724       43,115
                                                                     ------     ------                ------       ------

Noninterest Income:
Fees and Service Charges                                              4,922      3,520                 8,438        7,035
Gain on Sale of Loans and Loan Servicing, Net                           340        231                   511          392
Gain on Sale of Securities, Net                                         524        447                   849          623
Other Noninterest Income                                                813        796                 1,641        1,734
                                                                    -------    -------               -------       ------
    Total Noninterest Income                                          6,599      4,994                11,439        9,784
                                                                     ------     ------                ------       ------

Noninterest Expenses:
Salaries and Employee Benefits                                       11,171      9,349                21,913       18,536
Occupancy Expense of Premises                                         2,374      1,510                 4,532        2,946
Furniture and Equipment Expenses                                      2,344      1,358                 4,006        2,948
Marketing Expenses                                                    1,029      1,127                 2,113        1,894
Federal Deposit Insurance Premiums                                      525      1,384                 1,050        2,828
 Foreclosed Property Expenses and
    Provisions, Net (Note 5)                                            296      1,064                 1,194        2,399
Non-recurring Expenses                                                    -          -                   500            -
Other Operating Expenses                                              5,884      3,206                 9,489        6,170
                                                                    -------    -------               -------      -------
    Total Noninterest Expenses                                       23,623     18,998                44,797       37,721
                                                                     ------     ------                ------       ------

Income Before Income Taxes                                           11,694      7,449                20,366       15,178
Income Taxes                                                          4,247      2,226                 7,388        4,721
                                                                    -------    -------               -------      -------

Net Income                                                            7,447      5,223                12,978       10,457
Preferred Stock Dividends                                               321        324                   644          648
                                                                   --------   --------              --------     --------
Net Income Available to Common Shareholders                          $7,126     $4,899               $12,334       $9,809
                                                                      =====      =====                ======        =====

Net Income Per Common Share:
   Primary                                                           $ 0.86      $0.71                 $1.49        $1.44
   Fully Diluted                                                       0.81       0.67                  1.41         1.34

Dividends Declared Per Common Share:                                   $.16       $.16                  $.32         $.32
                                                                       ----       ----                  ----         ----

                                        4




Webster Financial Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In Thousands)
- --------------------------------------------------------------------------------
                                                                                      Six Months Ended
                                                                                           June 30
                                                                                           --------
                                                                                        1996      1995
                                                                                        ----      ----

OPERATING ACTIVITIES:
Net Income                                                                         $12,978       $10,457
Adjustments to Reconcile Net Income to Net
  Cash Provided (Used) by Operating Activities:
   Provision for Loan Losses                                                         2,000           840
   Provision for Foreclosed Property Losses                                            600           998
   Provision for Depreciation and Amortization                                       3,166         2,179
   Amortization of Securities Premiums, Net                                          1,413           271
   Amortization of Core Deposit Intangible                                           2,030           362
   Gains on Sale of  Foreclosed Properties, Net                                       (531)         (296)
   Loans and Securities Gains, Net                                                  (1,131)         (972)
   Trading Securities Gains, Net                                                      (229)          (43)
   Decrease (Increase) in Trading Securities                                        14,371       (11,728)
   Loans Originated for Sale                                                       (25,035)     (103,884)
   Sale of Loans, Originated for Sale                                               32,975        50,418
   Decrease (Increase) in Interest Receivable                                          705        (1,064)
   Decrease in Interest Payable                                                     (2,773)         (721)
   (Decrease) Increase in Accrued Expenses and Other Liabilities, Net              (21,102)       12,690
   (Increase) Decrease in Prepaid Expenses and Other Assets, Net                    (1,021)        2,885
                                                                              ------------     ----------
   Net Cash Provided (Used) by Operating Activities                                 18,416       (37,608)
                                                                              ------------     ----------


INVESTING ACTIVITIES:
  Purchases of Securities Available for Sale                                      (181,137)      (61,001)
  Purchases of Securities Held to Maturity                                         (95,596)     (180,489)
  Maturities of Securities                                                          36,501         1,786
  Proceeds from Sale of Securities Available for Sale                              129,885        74,401
  Net Decrease in Interest-bearing Deposits                                         26,017        12,344
  Purchase of Loans                                                                      -        (2,123)
  Net  (Increase) Decrease in Loans                                                 (6,809)       50,574
  Proceeds from Sale of Foreclosed Properties                                        7,310         5,759
  Net Decrease in Segregated Assets                                                 15,143        12,208
  Principal Collected on Mortgage-backed and Investment Securities                 104,085        40,827
  Purchases of Premises and Equipment, Net                                          (6,109)       (1,682)
  Net Cash and Cash Equivalents Received
     in the Shawmut Transaction                                                    113,551             -
                                                                               -----------      ---------
  Net Cash Provided (Used) by Investing Activities                                 142,841       (47,396)
                                                                               -----------      ---------

FINANCING ACTIVITIES:
  Net (Decrease) Increase in Deposits                                              (45,888)       33,586
  Repayment of FHLB Advances                                                      (549,496)     (347,372)
  Proceeds from FHLB Advances                                                      511,247       388,177
  Repayment of  Other Borrowings                                                  (369,855)           -
  Proceeds from Other Borrowings                                                   333,412            -
  Cash Dividends to Common and Preferred Shareholders                               (3,265)       (2,827)
  Net Increase in Advance Payments for
    Taxes and Insurance                                                              5,864         2,658
  Exercise of Stock Options                                                          1,011           438
  Purchase of Webster Financial Corporation Common Stock                            (1,418)            -
                                                                               ------------    ---------
    Net Cash (Used) Provided by Financing Activities                              (118,388)       74,660
                                                                                 ----------    ---------
    Increase (Decrease) in Cash and Cash Equivalents                                42,869       (10,344)
  Cash and Cash Equivalents at Beginning of Period                                  44,228        44,304
                                                                               -----------     ---------
  Cash and Cash Equivalents at End of Period                                       $87,097       $33,960
                                                                                ----------     ---------

  Supplemental Disclosures:
    Income Taxes Paid                                                              $10,300        $5,600
    Interest Paid                                                                   72,760        62,018

  Supplemental Schedule of Noncash Investing and Financing Activities:
      Transfer of Loans to Foreclosed Properties                                     9,424         6,456

                                        5



Webster Financial Corporation and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
         -----------------------------------------------------


         The accompanying consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results which may be expected for the year as a whole. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Webster Financial Corporation 1995 Annual Report to shareholders. The consolidated financial statements include the accounts of Webster Financial Corporation ("Webster") and its wholly owned subsidiary, Webster Bank (the "Bank"). Previous year periods have been restated to reflect the acquisition on November 1, 1995 of Shelton Bancorp, Inc., which was accounted for under the pooling of interests method.



NOTE 2 - ACQUISITION
         -----------


         On October 1, 1995, Webster entered into a Purchase and Assumption Agreement with Shawmut Bank Connecticut, as part of the Fleet/Shawmut Divestiture, to acquire 20 Shawmut banking offices in the Hartford Banking Market (the "Shawmut Transaction"). The Shawmut Transaction was consummated on February 16, 1996, with Webster Bank acquiring $586.2 million in loans and assuming $751.2 million of net deposits. The Shawmut Transaction was accounted for as a purchase and the results of operations related to the banking offices acquired are reflected in the Consolidated Statement of Income subsequent to the date of acquisition. After the Shawmut Transaction and as of June 30, 1996, Webster operates 63 full service offices in Connecticut as that extend from the Massachusetts border to Long Island Sound.

         The following summarizes assets purchased and liabilities assumed in the Shawmut Transaction (in thousands):


                    Assets Acquired:
                     Loans                             $586,235
                     Premises and Equipment               6,327
                     Other Assets                         3,059
                                                       ---------
                      Total Assets Acquired             595,621
                                                       ---------

                    Liabilities Assumed:
                      Deposits                          846,412
                      Less Deposits Exchanged           (95,163)
                                                       ---------
                      Net Deposits Assumed              751,249
                      Other Liabilities                     922
                                                       ---------
                       Total Liabilities Assumed        752,171
                      Net Liabilities Assumed           156,550
                      Net Premium Paid for Deposits     (42,999)
                                                       ---------
                       Net Cash Received               $113,551
                                                       =========

Webster Financial Corporation and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

NOTE 3 - SECURITIES AND MORTGAGE-BACKED SECURITIES
         -----------------------------------------

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


A summary of securities follows (in thousands):

                                                                    June 30, 1996                   December 31, 1995
                                                                    --------------                  -----------------
                                                                 Book        Estimated            Book        Estimated
                                                                 Value       Fair Value           Value       Fair Value
                                                                 -----       ----------           -----       ----------
Trading Securities:
 Mortgage-Backed Securities:
  GNMA                                                        $2,394       $2,394         $14,766         $14,766
  FHLMC                                                       27,714       27,714          29,838          29,838
                                                            --------     --------          ------          ------
                                                              30,108       30,108          44,604          44,604
                                                            --------     --------          ------          ------


Available for Sale Portfolio:
  U.S. Treasury Notes:
    Matures within 1 year                                          -            -           1,000           1,000
    Matures over 1 within 5 years                              2,509        2,538               -               -
  U.S. Government Agency:
    Matures over 1 within 5 years                             12,914       12,664          12,901          12,522
  Corporate Bonds and Notes:
    Matures over 1 within 5 years                                  5           20          23,005          23,005
    Matures over 5 within 10 years                             2,495        2,490           2,737           2,730
  Mutual Funds*                                                6,605        6,603          34,077          33,947
  Equity Securities:
    Stock in Federal Home Loan Bank of Boston                 30,039       30,039          30,039          30,039
    Other Equity Securities                                   12,073       15,367           9,195          11,930
  Mortgage Backed Securities:
    FNMA                                                     114,053      112,381         139,860         142,827
    FHLMC                                                     40,172       39,906          62,572          63,221
    GNMA                                                     168,844      168,683          20,443          20,512
    Collateralized Mortgage Obligations                      116,928      116,705         155,321         155,539
  Unamortized Interest Rate Hedges                             6,166        4,916             816             816
  Unrealized Securities (Losses) Gains, Net                     (491)           -           6,122               -
                                                          ------------  -----------     ----------   -------------
                                                             512,312      512,312         498,088         498,088
                                                            ---------     -------         --------        --------



* Mutual Funds consist primarily of funds invested in money market and short duration instruments.

                                        7

Webster Financial Corporation and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------




NOTE 3 - SECURITIES AND MORTGAGE-BACKED SECURITIES (continued)
         -----------------------------------------------------

                                                                 June 30, 1996               December 31, 1995
                                                                 --------------              -----------------
                                                              Book         Estimated       Book           Estimated
                                                              Value        Fair Value      Value          Fair Value
                                                             ------        ----------     ------         ------------
  Held to Maturity Portfolio:

  U.S. Treasury Notes:
    Matures within 1 year                                      1,104        1,106          1,577            1,577
    Matures over 1 within 5 years                                  -            -          8,262            8,445
  U.S. Government Agency:
    Matures within 1 year                                      6,831        6,792          1,003            1,006
    Matures over 1 within 5 years                             27,871       28,482         39,868           41,330
    Matures over 5 within 10 years                               500          482            999            1,008
  Corporate Bonds and Notes:
    Matures within 1 year                                        413          420              -                -
    Matures over 1 within 5 years                              1,549        1,538          2,555            2,579
    Matures over 5 within 10 years                                80           73            330              325
  Mortgage Backed Securities:
    FHLMC                                                     37,937       38,196         42,877           43,714
    FNMA                                                      27,638       28,142         31,785           32,457
    GNMA                                                       1,503        1,530          1,622            1,698
    Collateralized Mortgage Obligations                      380,678      377,100        370,762          371,342
    Other Mortgage-backed Securities                             272          269            308              294
                                                           ---------    ---------      ---------        ---------
                                                             486,376      484,130        501,948          505,775
                                                           ---------    ---------      ---------        ---------
    Total                                                 $1,028,796   $1,026,550     $1,044,640       $1,048,467
                                                           ---------    ---------      ---------        ---------



NOTE 4 - NET INCOME PER SHARE
         --------------------

     Primary earnings per share on net income is calculated by dividing net income less preferred stock dividend requirements by the weighted-average number of shares of common stock and common stock equivalents outstanding, when dilutive. The common stock equivalents consist of common stock options. Fully diluted earnings per share on net income is calculated by dividing adjusted net income by the weighted-average fully diluted common shares, including the effect of common stock equivalents and the hypothetical conversion into common stock of the Series B 7 1/2% Cumulative Convertible Preferred Stock. The weighted-average number of shares used in the computation of primary earnings per share for the three and six months ended June 30, 1996 were 8,250,414 and 8,250,762, respectively, and for the three and six months ended June 30, 1995 were 6,833,000 and 6,806,727, respectively. The weighted-average number of shares used in the computation of fully diluted earnings per share for the three and six months ended June 30, 1996 were 9,232,009 and 9,234,537, respectively, and for the three and six months ended June 30, 1995 were 7,822,467 and 7,800,019, respectively.

Webster Financial Corporation and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 5 - FORECLOSED PROPERTY EXPENSES AND PROVISIONS, NET
         ------------------------------------------------

     Foreclosed property expenses and provisions, net are summarized as follows (in thousands):


                                                                                    Three Months                Six Months
                                                                                    Ended June 30,            Ended June 30,
                                                                                    --------------            --------------
                                                                                   1996        1995           1996       1995
                                                                                   ----        ----           ----       ----

    (Gain) on Sale of Foreclosed Property, Net                                   $(260)       $(132)        $(531)     $(296)
     Provision for Losses on Foreclosed Property                                   250          377           600        998
     Rental Income                                                                 (68)        (184)         (182)      (332)
     Foreclosed Property Expenses                                                  374        1,003         1,307      2,029
                                                                                 ------       -----         -----      -----
        Foreclosed Property Expenses and Provisions, Net                          $296       $1,064        $1,194     $2,399
                                                                                 ======       =====         =====      =====




NOTE 6 - ACCOUNTING FOR IMPAIRED LOANS
         -----------------------------

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

  There is no difference in Webster's charge-off policy for impaired loans as compared to other loans classified as nonaccrual or risk- rated by category. Loans are charged-off to the loan loss or impaired loan loss allowances when management determines that a portion of the book value of the loan will not be recovered either through principal repayment or liquidation of the underlying collateral.

   Webster adopted SFAS No. 114 during the quarter ended March 31, 1995, with no impact on its results of operations. At June 30, 1996, Webster had $12.8 million of impaired loans, of which $12.3 million was measured based upon the fair value of the underlying collateral and $466,000 was measured based upon the expected future cash flows of the impaired loans. Of total impaired loans of $12.8 million, $8.6 million had allowances for losses of $2.7 million. In the 1996 second quarter, total impaired loans averaged $11.8 million.

Webster Financial Corporation and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 6 - ACCOUNTING FOR IMPAIRED LOANS (continued)
         -----------------------------------------

   In October 1994, the Financial Accounting Standards Board issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure", amending SFAS No. 114. SFAS No. 118 allows institutions to use existing methods for recognizing interest income on impaired loans. Webster's policy with regard to the recognition of interest income on impaired loans includes an individual assessment of each loan. Interest which is more than 90 days past due is not accrued. When payments on impaired loans are received, Webster records interest income on a cash basis or applies the total payment to principal based on an individual assessment of each loan. Interest income recognized on impaired loans in the three and six month periods ended June 30, 1996 amounted to $7,000 and $53,000, respectively.



NOTE 7 - REVERSE REPURCHASE AGREEMENTS
         -----------------------------

  At June 30, 1996, Webster had short term borrowings through reverse repurchase agreements outstanding. Information concerning borrowings under the reverse repurchase agreements is summarized below (dollars in thousands):


         Balance at                                     Weighted           Maturity              Book Value          Market Value
       June 30, 1996              Term                Average Rate            Date              of Collateral        of Collateral
       -------------              -----               ------------        ------------         ---------------      --------------

           $90,296           3 days to 6 months           5.25%         Less than 3 months          $94,364             $91,262




  The securities underlying the reverse repurchase agreements are all U.S. Agency collateral and have been delivered to the broker-dealers who arrange the transactions. Webster uses reverse repurchase agreements when the cost of such borrowings is less than other funding sources. The quarterly average balance and the maximum amount of outstanding reverse repurchase agreements at any month-end during the 1996 second quarter was $110.1 million and $123.7 million, respectively. There were no reverse repurchase agreements outstanding for the period ending June 30, 1995.

NOTE 8 - Accounting Standards
         --------------------

   In June 1996, the Financial Accounting Standards Board issued SFAS. No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control of the underlying assets or liabilities transferred. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. It is expected that the provisions of this statement will not have a material impact on the financial results of the corporation. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996.

Webster Financial Corporation and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

GENERAL
- -------

      Webster Financial Corporation ("Webster") , through its subsidiary, Webster Bank (the "Bank"), delivers financial services to local individuals and business. Webster's mission is to build valuable banking relationships by helping individuals, families and businesses to reach their financial goals. Webster is organized along three lines of business - consumer, business and mortgage banking, with each focused on the special needs of its customers. Webster's goals are to ensure customer satisfaction by providing superior customer service and by delivering quality financial products and services, to provide a stimulating and challenging work environment that encourages, develops and rewards excellence, and to make a meaningful investment in the communities Webster serves. Webster currently serves customers from 63 full service banking offices located in Hartford, New Haven, Fairfield, Litchfield, and Middlesex counties in Connecticut.



CHANGES IN FINANCIAL CONDITION
- ------------------------------

      Total assets were $3.84 billion at June 30, 1996, an increase of $617.6 million from $3.22 billion at December 31, 1995. The increase in total assets is due primarily to the Shawmut Transaction (see Note 2). The change primarily reflects increases in net loans of $577.0 million, cash of $42.9 million and the core deposit intangible of $42.2 million that were partially offset by a $41.9 million decrease in securities and interest-bearing deposits.

     Segregated Assets, Net decreased to $89.7 million at June 30, 1996 from $104.8 million at December 31, 1995 due primarily to principal repayments of $11.1 million and charge-offs of $4.0 million. Total net foreclosed properties were $16.4 million at June 30, 1996 compared to $17.2 million at December 31, 1995. The net decrease in foreclosed properties of $747,000 for the current period was primarily attributable to property sales.

     Total liabilities were $3.62 billion at June 30, 1996, an increase of $612.9 million from $3.01 billion at December 31, 1995. The increase in total liabilities is due primarily to a net increase in deposits of $705.4 million that was partially offset by decreases of $75.4 million in FHLB advances and other borrowings and $23.0 million in other liabilities. The changes in the deposits and FHLB advances are primarily a result of the Shawmut Transaction. The decrease in other liabilities primarily reflects the settlement of investment securities.

     Shareholders' equity was $214.7 million at June 30, 1996 and $210.0 at December 31, 1995. The Bank had tier 1 leveraged, tier 1 risk based, and total risk-based capital ratios of 5.32%, 10.20%, and 11.46% , respectively. The Bank met the regulatory capital requirements to be categorized as a "well capitalized" institution at June 30, 1996.


ASSET QUALITY
- -------------

Webster devotes significant attention to maintaining high asset quality through conservative underwriting standards, active servicing of loans, aggressively managing nonperforming assets and maintaining adequate reserve coverage on nonaccrual assets. At June 30, 1996, residential and consumer loans comprised approximately 84.4% of the loan portfolio. All fixed income securities must have an investment rating in the top two rating categories by a major rating service at time of purchase. Unless otherwise noted, the information set forth concerning loans, nonaccrual loans, foreclosed properties and allowances for loan losses excludes Segregated Assets which are discussed separately.

Webster Financial Corporation and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

     A breakdown of loans receivable, net by type as of June 30, 1996 and December 31, 1995 follows (in thousands):

                                                                           June 30, 1996         December 31, 1995
                                                                           -------------         -----------------

Residential Mortgage Loans                                                $1,889,277             $1,560,822
Commercial Real Estate Loans                                                 225,478                146,630
Commercial and Industrial Loans                                              165,621                 52,763
Consumer Loans (Including Home Equity)                                       231,302                173,538
                                                                          ----------             ----------
   Total Loans                                                             2,511,678              1,933,753
Allowance for Loan Losses                                                    (42,738)               (41,797)
                                                                           ----------             ----------
   Loans Receivable, Net                                                  $2,468,940             $1,891,956
                                                                           ==========             ==========

     Included above at June 30, 1996 and December 31, 1995 were loans held for sale of $4.9 million and $2.9 million, respectively and were comprised of one-to-four family residential mortgage loans.

     The following table details the nonaccrual assets at June 30, 1996 and December 31, 1995 (in thousands):


                                                                             June 30, 1996          December 31, 1995
                                                                             --------------         ------------------
Loans Accounted For on a Nonaccrual Basis:
     Residential Real Estate                                                 $18,390                $20,560
     Commercial                                                               18,972                 15,296
     Consumer                                                                  1,861                  1,987
                                                                            --------                -------
       Total Nonaccrual Loans                                                 39,223                 37,843
                                                                             -------                 ------
Foreclosed Properties:
     Residential and Consumer                                                  8,827                  6,368
     Commercial                                                                7,602                 10,808
                                                                             -------                 ------
        Total Nonaccrual Assets                                              $55,652                $55,019
                                                                              ======                 ======


     There were no nonaccrual assets received in the Shawmut Transaction.

     At June 30, 1996, Webster's allowance for losses on loans of $42.7 million represented 109.0% of nonaccrual loans and its total allowances for losses on nonaccrual assets of $43.7 million amounted to 77.2% of nonaccrual assets. A detail of the changes in the allowances for losses on loans and foreclosed property for the six months ended June 30, 1996 follows (in thousands):


                                                             Allowances For Losses On
                                                             -------------------------
                                                              Impaired    Foreclosed           Total
                                                     Loans      Loans     Properties     Allowances for Losses
                                                     -----    --------    ----------     ----------------------

Balance at December 31, 1995                       $39,704     $2,093          $991               $42,788
Provisions for Losses                                2,000          -           600                 2,600
Allocation from General Allowance                     (562)       562             -                     -
Purchase Accounting  Adjustment                      5,000          -             -                 5,000
Losses Charged to Allowances                        (6,584)         -          (714)               (7,298)
Recoveries Credited to Allowances                      526          -            96                   622
                                                  -------- ----------     ---------              --------
Balance at June 30, 1996                           $40,084     $2,655          $973               $43,712
                                                    ======    =======       =======                ======

Webster Financial Corporation and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Segregated Assets, Net
- ----------------------

     Segregated  Assets,  Net at June 30, 1996  included  the  following  assets purchased from the Federal Deposit Insurance Corporation ("FDIC") in an acquisition of certain assets and deposits of First Constitution Bank (the "First Constitution Acquisition") which are subject to a loss-sharing arrangement with the FDIC (in thousands):



                                                                   June 30, 1996        December 31, 1995
                                                                   -------------        -----------------

Commercial Real Estate Loans                                        $67,805                $79,995
Commercial and Industrial Loans                                       9,447                 10,439
Multi-Family Real Estate Loans                                       14,512                 16,341
Foreclosed Properties                                                   874                  1,299
                                                                   --------              ---------
                                                                     92,638                108,074
Allowance for Segregated Assets Losses                               (2,942)                (3,235)
                                                                     -------               -------
 Segregated Assets, Net                                             $89,696               $104,839
                                                                     ======                =======



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

     During the sixth and seventh years after the Acquisition Date, Webster is required to pay quarterly to the FDIC an amount equal to 80% of the recoveries during such years on Segregated Assets which were previously charged-off after deducting certain permitted expenses related to those assets. Webster is entitled to retain 20% of such recoveries during the sixth and seventh years following the Acquisition Date and 100% thereafter.

     Upon termination of the seven-year period after the Acquisition Date, if the sum of net charge-offs on Segregated Assets for the first five years after the Acquisition Date plus permitted expenses during the entire seven-year period, less any recoveries during the sixth and seventh year on Segregated Assets charged off during the first five years, exceeds $49.2 million, the FDIC is required to pay Webster an additional 15% of any such excess over $49.2 million at the end of the seventh year. At June 30, 1996, cumulative net charge-offs aggregated $52.2 million. During the 1996 first quarter, Webster began recording the additional 15% reimbursement as a receivable from the FDIC.

   The reduction of $15.4 million for gross Segregated Assets for the current period is the result of approximately $4.0 million in gross charge offs and $11.1 million in payments received. Writedowns and sales of OREO for the current period totaled approximately $300,000. Reimbursements received for net charge-offs and eligible expenses on Segregated Assets aggregated $2.3 million for the six months ended June 30, 1996. A reimbursement request totaling $1.4 million has been submitted to the FDIC for the second quarter 1996 period. An additional $449,000 has been reported to the FDIC related to the 15% additional reimbursement that will be collected at the end of the seventh year.

     A detail of changes in the allowance for Segregated Assets losses follows (in thousands):

      Balance at December 31, 1995                                  $3,235
      Provisions Charged to Operations                                   -
      Charge-offs                                                     (515)
      Recoveries                                                       222
                                                                    ------
      Balance at June  30, 1996                                     $2,942
                                                                     =====

Webster Financial Corporation and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

     The following table details nonaccrual Segregated Assets at June 30, 1996 and December 31, 1995 (in thousands):


                                                                           June 30, 1996       December 31, 1995
                                                                           -------------       -----------------

Segregated Assets Accounted For on a Nonaccrual Basis:
  Commercial Real Estate Loans                                             $3,689                $2,604
  Commercial and Industrial Loans                                             716                 1,203
  Multi-Family Real Estate Loans                                            1,250                 1,432
                                                                            -----                 -----
    Total Nonaccrual Loans                                                  5,655                 5,239

Foreclosed Properties:
  Commercial Real Estate                                                      576                   648
  Multi-Family Real Estate                                                    298                   651
                                                                           ------                ------
    Total Nonaccrual Segregated Assets                                     $6,529                $6,538
                                                                            =====                 =====

ASSET/LIABILITY MANAGEMENT
- --------------------------

    The goal of Webster's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments. To this end, Webster's strategies for managing interest-rate risk are responsive to changes in the interest-rate environment and to market demands for particular types of deposit and loan products. Management measures interest-rate risk using simulation, price elasticity and GAP analyses. Based on Webster's asset/liability mix at June 30, 1996, management's  simulation  analysis  of the effects of  changing  interest  rates projects that an instantaneous +/- 200 basis point change in interest rates would decrease net interest income by a range of less than 3%. At June 30, 1996, Webster had a 5.6% positive GAP position in the one year time horizon, which means that cumulative interest-rate sensitive assets exceed cumulative interest-rate sensitive liabilities for that period. Management believes that its interest-rate risk position represents a reasonable amount of interest-rate risk at June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

    Under regulations of the Office of Thrift Supervision, Webster Bank is required to maintain assets which are readily marketable in an amount equal to 5% or more of its net withdrawable deposits plus short-term borrowings. At June 30, 1996, Webster Bank had an average liquidity ratio of 5.5% and was in compliance with the applicable regulations. Webster Bank had mortgage commitments outstanding of $52.7 million, unused home equity credit lines of $166.6 million, commercial lines and letters of credit of $75.4 million and available credit card lines of $15.0 million.

RESULTS OF OPERATIONS
- ---------------------

     Comparison of the three and six month periods ended June 30, 1996 and 1995.

General
- -------

    Net income for the three-month period ended June 30, 1996 amounted to $7.4 million or $.81 per fully diluted share compared to $5.2 million or $.67 per fully diluted share for the same period in 1995. Net income for the six months ended June 30, 1996 amounted to $13.0 million or $1.41 per fully diluted share compared to $10.5 million or $1.34 per fully diluted share for the same period in 1995. This represented an increase of 43% and 24% over the same respective periods in the previous year. Net income available to common shareholders for the three and six month periods ended June 30, 1996 were $7.1 million and $12.3 million, respectively. The results of operations for the 1996 six months ended June 30, 1996 includes income and expenses related to the Shawmut Transaction subsequent to February 16, 1996, the date of consummation.

Webster Financial Corporation and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NET INTEREST INCOME
- -------------------

   Net interest income for the three and six month periods ended June 30, 1996 amounted to $29.7 million and $55.7 million, respectively , compared to $21.9 million and $44.0 million for the respective periods in 1995. The increase is primarily attributable to an increased volume of average earning assets and interest bearing liabilities related to the Shawmut Transaction. The net interest rate spread for the three and six months ended June 30, 1996 was 3.27% and 3.18% compared to 2.83% and 2.93% for the same periods in 1995. The increases in the net interest rate spread reflect the favorable impact of the Shawmut Transaction.

   Interest income for the three and six months ended June 30, 1996 amounted to $66.8 million and $128.7 million, respectively, compared to $54.3 million and $105.2 million for the comparable periods in 1995. The increase for the current periods is due primarily to a higher amount of average earning assets and higher yields on loans and securities partially offset by a decreased yield on mortgage backed securities. The yield on interest earning assets for the three and six months ended June 30, 1996 was 7.40% and 7.44%, respectively as compared to 7.34% and 7.24% for the same periods in the previous year.

   Interest expense for the three and six months ended June 30, 1996 amounted to $37.1 million and $73.0 million, respectively, compared to $32.4 million and $61.3 million for the same periods during 1995. This increase is due primarily to a higher amount of average interest-bearing liabilities which was partially offset by a lower cost of funds, primarily related to FHLB borrowings. The use of reverse repurchase agreements during the current year periods also provided a lower cost source of borrowed funds. The cost of interest-bearing liabilities decreased to 4.13% and 4.26% for the three and six months ended June 30, 1996 compared to 4.51% and 4.32% for the same periods during 1995.

Provision for Loan Losses
- -------------------------

   The provision for loan losses amounted to $1.0 million and $2.0 million for the three and six month periods ended June 30, 1996 as compared to $455,000 and $840,000 for the respective periods in 1995. The increased provision for the current year periods is attributable to an increase in the balance of outstanding loans. At June 30, 1996, the allowance for loan losses was $42.7 million and represented 109.0% of nonaccrual loans, compared to $43.5 million and 118.2% a year earlier.

Noninterest Income
- ------------------

   Noninterest income for the three and six month periods ended June 30, 1996 amounted to $6.6 million and $11.4 million, respectively, compared to $5.0 million and $9.8 million for the same periods one year earlier. The increase is primarily due to higher fees and service charges resulting from a larger deposit base and increased net gains realized on the sale of securities and loans. There were $864,000 and $1.4 million of net gains realized from securities and loan sales for the three and six months ended June 30, 1996 as compared to $678,000 and $1.0 million for the same respective periods in 1995.

Noninterest Expenses
- --------------------

   Noninterest expenses for the three and six month periods ended June 30, 1996 amounted to $23.6 million and $44.8 million, respectively, as compared to $19.0 million and $37.7 million for the same respective periods in the previous year. The increase for the current year periods is primarily due to additional operating expenses related to the Shawmut Transaction. The net increase in noninterest expense of $4.6 and $7.1 million for the three and six months periods ended June 30, 1996, as compared to the same periods in 1995, reflects higher costs for salaries and benefits, occupancy expenses, furniture and equipment and other expenses that were partially offset by reductions in foreclosed property and federal deposit insurance premium expenses.

Webster Financial Corporation and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Income Taxes
- ------------

   Total income tax expenses for the three and six month periods ended June 30, 1996 amounted to $4.2 million and $7.4 million, respectively, compared to $2.2 million and $4.7 million for the same periods in 1995. Income taxes for the six months ended June 30, 1996 increased due to a higher level of taxable income which was partially offset by a reduction in state income tax rates. Income taxes for 1995 were also lower as compared to 1996 due to a higher level of benefits realized from the utilization of tax loss carry forwards and a reduction of the deferred tax valuation allowance, both of which are primarily related to the prior acquisition of Bristol Savings Bank.

   Legislation to repeal Internal Revenue Code Section 593 pertaining to how qualified savings institutions calculate their bad debt deduction for federal income tax purposes, if they were to convert to their charters; was adopted by the Congress on August 2, 1996 and is expected to be signed by the President during the week of August 19, 1996. The legislation (i) repeals future bad debt deductions; (ii) exempts pre-1988 bad debt deductions from recapture; and (iii) suspends post-1987 bad debt deductions from recapture, provided that the savings institution meets a new home mortgage lending test.

Webster Financial Corporation and Subsidiary
- --------------------------------------------------------------------------------




                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS  - Not Applicable
         -----------------

Item 2.  CHANGES IN SECURITIES  -  Not Applicable
         ---------------------

Item 3.  DEFAULTS UPON SENIOR SECURITIES  -  Not Applicable
         -------------------------------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  - Not Applicable
         ---------------------------------------------------

Item 5.  OTHER INFORMATION - Not Applicable
         -----------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

        (a)    Exhibits - None

        (b)    Reports on form 8-K - None

Webster Financial Corporation and Subsidiary
- --------------------------------------------------------------------------------






                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                          WEBSTER FINANCIAL CORPORATION
                          -----------------------------
                                   Registrant






Date: 8/14/96                     By:   /s/ John V. Brennan
     -------------                     --------------------
                                  John V. Brennan
                                  Executive Vice President,
                                  Chief Financial Officer and Treasurer





Date: 8/14/96                     By:   /s/ Peter J. Swiatek
     -------------                     ---------------------
                                  Peter J. Swiatek
                                  Controller