Form 10-Q
period 1996-09-30
WEBSTER FINANCIAL CORP
filed 1996-11-07
CIK 801337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

For the period ending      September 30, 1996
                       --------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the transition period from  _____________   to _____________

Commission File Number:          0-15213

                          WEBSTER FINANCIAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             06-1187536
 -----------------------------                              ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


 Webster  Plaza, Waterbury, Connecticut                            06720
---------------------------------------                           --------
(Address of principal executive offices)                          (ZipCode)

                                 (203) 753-2921
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                [X] Yes    [  ]  No


     Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable date.


    Common Stock (par value $ .01)                 8,133,687 Shares
    ------------------------------          ------------------------------
             (Class)                  Issued and Outstanding at October 31, 1996

                  WEBSTER FINANCIAL CORPORATION AND SUBSIDIARY





                                      INDEX



                                                                        Page No.

PART I - FINANCIAL INFORMATION


     Consolidated Statements of Condition at September 30, 1996
     and December 31, 1995                                                 3

     Consolidated Statements of Income for the
     Three and Nine Months Ended September 30, 1996 and 1995               4

     Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 1996 and 1995                         5

     Notes to Consolidated Financial Statements                            6

     Management's Discussion and Analysis of Financial Statements         11


PART II - OTHER INFORMATION                                               17


SIGNATURES                                                                18

                  WEBSTER FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CONDITION
                   (Dollars in Thousands, Except Share Data)

                                                                             September 30,       December 31,
                                                                                1996                 1995
                                                                             -----------         -------------
                                                                                       (Unaudited)
ASSETS
Cash and Due from Depository Institutions                                       $71,763            $44,228
Interest-bearing Deposits                                                        66,308             26,017
Securities: (Note 3)
  Trading at Fair Value                                                          62,187             44,604
  Available for Sale, at Fair Value                                             626,957            498,088
  Held to Maturity, (Market Value: $455,087 in 1996;
    $505,775 in 1995)                                                           461,119            501,948
Loans Receivable, Net                                                         2,450,294          1,891,956
Segregated Assets, Net                                                           82,905            104,839
Accrued Interest Receivable                                                      25,648             21,585
Premises and Equipment, Net                                                      49,159             40,654
Foreclosed Properties, Net                                                       11,528             17,176
Core Deposit Intangible                                                          45,608              4,729
Prepaid Expenses and Other Assets                                                30,978             23,846
                                                                            -----------        -----------
    Total Assets                                                             $3,984,454         $3,219,670
                                                                            ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                                     $3,021,818         $2,400,202
Federal Home Loan Bank Advances                                                 476,700            383,100
Other Borrowings                                                                208,505            170,014
Advance Payments by Borrowers for Taxes and Insurance                             9,862             14,435
Accrued Expenses and Other Liabilities                                           50,902             41,946
                                                                            -----------       ------------
    Total Liabilities                                                         3,767,787          3,009,697
                                                                            -----------       ------------
Shareholders' Equity
 Cumulative  Convertible  Preferred  Stock,  Series B, 150,869
   shares issued and outstanding at September 30, 1996
   and 171,869 shares issued and outstanding at December 31, 1995                     2                  2
 Common Stock, $.01 par value:
   Authorized - 14,000,000 shares;
   Issued -8,502,896 shares at September 30, 1996 and
     8,501,746 shares at December 31, 1995                                           85                 85
 Paid in Capital                                                                137,396            138,263
 Retained Earnings                                                               88,660             75,858
 Less Treasury Stock at cost, 394,424 shares at
      September 30, 1996 and 424,024 shares at
      December 31, 1995                                                          (7,149)            (3,290)
 Less Employee Stock Ownership Plan Shares
   Purchased with Debt                                                           (2,574)            (3,207)
 Unrealized Gains on Securities, Net                                                247              2,262
                                                                            -----------       ------------
   Total Shareholders' Equity                                                   216,667            209,973
                                                                            -----------       ------------
    Total Liabilities and Shareholders' Equity                               $3,984,454         $3,219,670
                                                                            ===========       ============

          See accompanying notes to consolidated financial statements.

                  WEBSTER FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                   (Dollars in Thousands, Except Share Data)

                                                                    Three Months Ended                Nine Months Ended
                                                                       September 30,                     September 30,
                                                                     1996       1995                  1996          1995
                                                                   ---------  ---------             ---------    --------
Interest Income:
Loans and Segregated Assets                                         $50,224    $39,257              $145,991     $115,540
Securities                                                           17,421     17,006                49,977       45,181
Interest-bearing Deposits                                               532        285                   923        1,069
                                                                    -------    -------              --------     --------
    Total Interest Income                                            68,177     56,548               196,891      161,790
                                                                    -------    -------              --------     --------
Interest Expense:
Interest on Deposits                                                 28,698     25,644                85,424       72,808
Interest on Borrowings                                                9,361      9,263                25,625       23,386
                                                                    -------    -------              --------      -------
    Total Interest Expense                                           38,059     34,907               111,049       96,194
                                                                    -------     ------              --------      -------
Net Interest Income                                                  30,118     21,641                85,842       65,596
Provision for Loan Losses                                             1,000        555                 3,000        1,395
                                                                    -------    -------              --------      -------
Net Interest Income After Provision for Loan Losses                  29,118     21,086                82,842       64,201
                                                                    -------    -------              --------      -------
Noninterest Income:
Fees and Service Charges                                              4,896      3,555                13,334       10,590
Gain on Sale of Loans and Loan Servicing, Net                           303        633                   814        1,026
Gain on Sale of Securities, Net                                         369        623                 1,218        1,245
Other Noninterest Income                                              1,102        762                 2,743        2,496
                                                                    -------    -------              --------     --------
    Total Noninterest Income                                          6,670      5,573                18,109       15,357
                                                                    -------    -------              --------     --------
Noninterest Expenses:
Salaries and Employee Benefits                                       11,476      9,348                33,389       27,884
Occupancy Expense of Premises                                         2,478      1,567                 7,010        4,513
Furniture and Equipment Expenses                                      2,474      1,575                 6,480        4,523
Marketing Expenses                                                      820        566                 2,933        2,460
Federal Deposit Insurance Premiums (Note 9)                             530        444                 1,580        3,272
Foreclosed Property Expenses and
    Provisions, Net (Note 5)                                            328        993                 1,522        3,392
Non-recurring Expenses (Note 9)                                       4,730          -                 5,230            -
Other Operating Expenses                                              5,615      3,876                15,104       10,046
                                                                    -------    -------              --------     --------
    Total Noninterest Expenses                                       28,451     18,369                73,248       56,090
                                                                    -------    -------              --------     --------
Income Before Income Taxes                                            7,337      8,290                27,703       23,468
Income Taxes                                                          2,488      2,718                 9,876        7,439
                                                                    -------    -------              --------     --------
Net Income                                                            4,849      5,572                17,827       16,029
Preferred Stock Dividends                                               283        324                   927          972
                                                                    -------    -------              --------     --------
Net Income Available to Common Shareholders                          $4,566     $5,248               $16,900      $15,057
                                                                    =======    =======              ========     ========
Net Income Per Common Share:
   Primary                                                            $0.55      $0.76                 $2.04        $2.19
   Fully Diluted                                                       0.52       0.70                  1.92         2.04
Dividends Declared Per Common Share:                                  $0.18      $0.16                 $0.50        $0.48

          See accompanying notes to consolidated financial statements.

                  WEBSTER FINANCIAL CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars In Thousands)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                       1996                    1995
                                                                                       ----                    ----
OPERATING ACTIVITIES:
Net Income                                                                        $    17,827          $    16,029
Adjustments to Reconcile Net Income to Net
  Cash Provided (Used) by Operating Activities:
   Provision for Loan Losses                                                            3,000                1,395
   Provision for Foreclosed Property Losses                                               720                1,691
   Provision for Depreciation and Amortization                                          5,145                3,309
   Amortization of Securities Premiums, Net                                             3,476                  632
   Amortization of Core Deposit Intangible                                              3,324                  541
   (Gains) Losses on Sale of  Foreclosed Properties, Net                                 (880)               2,696
   Loans and Securities Gains, Net                                                     (1,681)              (2,215)
   Trading Securities Gains, Net                                                         (351)                 (56)
   Increase in Trading Securities                                                       3,444              (17,362)
   Loans Originated for Sale                                                          (39,228)             (98,665)
   Sale of Loans, Originated for Sale                                                  50,946               91,232
   (Increase) in Interest Receivable                                                   (1,396)              (3,196)
   (Decrease) Increase in Interest Payable                                               (215)               2,190
   (Decrease) Increase in Accrued Expenses and Other Liabilities, Net                 (12,754)               3,266
   (Increase) in Prepaid Expenses and Other Assets, Net                                (5,400)                (738)
                                                                                  -----------          -----------
   Net Cash Provided by Operating Activities                                           25,977                  749
                                                                                  -----------          -----------

INVESTING ACTIVITIES:
  Purchases of Securities Available for Sale                                         (388,907)            (112,773)
  Purchases of Securities Held to Maturity                                            (96,069)            (307,700)
  Maturities of Securities                                                             36,851                6,862
  Proceeds from Sale of Securities Available for Sale                                 199,813               79,231
  Net Decrease in Interest-bearing Deposits                                           (40,291)             (20,779)
  Purchase of Loans                                                                        --               (2,123)
  Net Decrease in Loans                                                                 4,702                6,536
  Proceeds from Sale of Foreclosed Properties                                          15,099               10,122
  Net Decrease in Segregated Assets                                                    21,934               18,051
  Principal Collected on Mortgage-backed and Investment Securities                    153,349               75,593
  Purchases of Premises and Equipment, Net                                             (7,323)              (2,889)
  Net Cash and Cash Equivalents Received
     in the Shawmut Transaction                                                       113,551                   --
                                                                                  -----------          -----------
  Net Cash Provided (Used) by Investing Activities                                     12,709             (249,869)
                                                                                  -----------          -----------

FINANCING ACTIVITIES:
  Net (Decrease) in Deposits                                                         (129,632)                (877)
  Repayment of FHLB Advances                                                       (1,174,900)            (436,591)
  Proceeds from FHLB Advances                                                       1,268,500              611,306
  Repayment of  Other Borrowings                                                     (746,605)             (25,140)
  Proceeds from Other Borrowings                                                      785,824              112,104
  Cash Dividends to Common and Preferred Shareholders                                  (5,009)              (4,248)
  Net Decrease in Advance Payments for Taxes and Insurance                             (4,573)              (4,610)
  Exercise of Stock Options                                                             1,230                1,212
  Purchase of Webster Financial Corporation Common Stock                               (5,986)                  --
                                                                                  -----------          -----------
  Net Cash (Used) Provided by Financing Activities                                    (11,151)             253,156
                                                                                  -----------          -----------
   Increase in Cash and Cash Equivalents                                               27,535                4,036
  Cash and Cash Equivalents at Beginning of Period                                     44,228               44,304
                                                                                  -----------          -----------
  Cash and Cash Equivalents at End of Period                                      $    71,763          $    48,340
                                                                                  -----------          -----------

  Supplemental Disclosures:
    Income Taxes Paid                                                             $    15,684          $     6,062
    Interest Paid                                                                     108,261               93,995

  Supplemental Schedule of Noncash Investing and Financing Activities:
      Transfer of Loans to Foreclosed Properties                                       12,749                8,449

          See accompanying notes to consolidated financial statements.

                  WEBSTER FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION


         The accompanying consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results which may be expected for the year as a whole. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Webster Financial Corporation 1995 Annual Report to shareholders. The consolidated financial statements include the accounts of Webster Financial Corporation ("Webster") and its wholly owned subsidiary, Webster Bank (the "Bank"). Previous year periods have been restated to reflect the acquisition on November 1, 1995 of Shelton Bancorp, Inc., which was accounted for under the pooling of interests method.



NOTE 2 - ACQUISITION


          On October 1, 1995, Webster entered into a Purchase and Assumption Agreement with Shawmut Bank Connecticut, as part of the Fleet/Shawmut Divestiture, to acquire 20 Shawmut banking offices in the Hartford Banking Market (the "Shawmut Transaction"). The Shawmut Transaction was consummated on February 16, 1996, with Webster Bank acquiring $586.2 million in loans and assuming $751.2 million of net deposits. The Shawmut Transaction was accounted for as a purchase and the results of operations related to the banking offices acquired are reflected in the Consolidated Statement of Income subsequent to the date of acquisition. The net premium paid for deposits is being amortized over 10 years using the straight line method. After the Shawmut Transaction and as of September 30, 1996, Webster operates 63 full service offices in Connecticut that extend from the Massachusetts border to Long Island Sound.

         The following summarizes assets purchased and liabilities assumed in the Shawmut Transaction (in thousands):

              Assets Acquired:
               Loans                                    $ 586,235
               Premises and Equipment                       6,327
               Other Assets                                 3,059
                                                          -------
                 Total Assets Acquired                    595,621
                                                          -------

               Liabilities Assumed:
                Deposits                                  846,412
                Less Deposits Exchanged                   (95,163)
                                                          -------
                Net Deposits Assumed                      751,249
                Other Liabilities                             922
                                                          -------
                  Total Liabilities Assumed               752,171
                                                          -------
                Net Liabilities Assumed                   156,550
                Net Premium Paid for Deposits             (42,999)
                                                          -------
                  Net Cash Received                     $ 113,551
                                                        =========

                  WEBSTER FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - SECURITIES AND MORTGAGE-BACKED SECURITIES


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


A summary of securities follows (in thousands):

                                                               September 30, 1996            December 31, 1995
                                                              -------------------            -----------------
                                                             Book        Estimated           Book        Estimated
                                                             Value       Fair Value          Value       Fair Value
Trading Securities:
 Mortgage-Backed Securities:
  GNMA                                                       $34,667      $34,667           $14,766       $14,766
  FHLMC                                                       27,520       27,520            29,838        29,838
                                                              ------       ------            ------        ------
                                                              62,187       62,187            44,604        44,604
                                                             -------      -------            ------        ------
Available for Sale Portfolio:
  U.S. Treasury Notes:
    Matures within 1 year                                          -            -             1,000         1,000
    Matures over 1 within 5 years                              2,508        2,538                 -             -
  U.S. Government Agency:
    Matures over 1 within 5 years                             12,916       13,008            12,901        12,522
  Corporate Bonds and Notes:
    Matures over 1 within 5 years                                  -            -            23,005        23,005
    Matures over 5 within 10 years                             2,492        2,490             2,737         2,730
  Mutual Funds*                                                6,918        6,908            34,077        33,947
  Equity Securities:
    Stock in Federal Home Loan Bank of Boston                 30,039       30,039            30,039        30,039
    Other Equity Securities                                   19,173       24,321             9,195        11,930
  Mortgage Backed Securities:
    FNMA                                                     134,844      133,122           139,860       142,827
    FHLMC                                                     34,739       34,556            62,572        63,221
    GNMA                                                     264,411      264,399            20,443        20,512
    Collateralized Mortgage Obligations                      111,312      111,340           155,321       155,539
  Unamortized Interest Rate Hedges                             5,813        4,236               816           816
  Unrealized Securities Gains, Net                             1,792            -             6,122             -
                                                            --------     --------           -------       -------
                                                             626,957      626,957           498,088       498,088
                                                            --------     --------           -------       -------

* Mutual Funds consist primarily of funds invested in money market and short duration instruments.

                  WEBSTER FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - SECURITIES AND MORTGAGE-BACKED SECURITIES (continued)


                                                                 September 30, 1996           December 31, 1995
                                                                 -------------------          -----------------
                                                                 Book      Estimated       Book       Estimated
                                                                Value      Fair Value     Value       Fair Value


  Held to Maturity Portfolio:
  U.S. Treasury Notes:
    Matures within 1 year                                        974          980          1,577        1,577
    Matures over 1 within 5 years                                  -            -          8,262        8,445
  U.S. Government Agency:
    Matures within 1 year                                      6,892        6,892          1,003        1,006
    Matures over 1 within 5 years                             29,038       28,569         39,868       41,330
    Matures over 5 years                                         499          482            999        1,008
  Corporate Bonds and Notes:
    Matures within 1 year                                        202          203              -            -
    Matures over 1 within 5 years                              1,530        1,527          2,555        2,579
    Matures over 5 within 10 years                                 -            -            330          325
    Matures over 10 years                                        100          100              -            -
  Mortgage Backed Securities:
    FHLMC                                                     34,181       32,945         42,877       43,714
    FNMA                                                      23,001       23,525         31,785       32,457
    GNMA                                                       1,376        1,428          1,622        1,698
    Collateralized Mortgage Obligations                      363,326      358,436        370,762      371,342
    Other Mortgage-backed Securities                               -            -            308          294
                                                           --------- ------------    -----------  -----------

                                                            461,119       455,087    $   501,948  $   505,775
                                                           --------- ------------    -----------  -----------
    Total                                                 $1,150,263   $1,144,231     $1,044,640   $1,048,467
                                                           --------- ------------    -----------  -----------

NOTE 4 - NET INCOME PER SHARE

     Primary earnings per share on net income is calculated by dividing net income less preferred stock dividend requirements by the weighted-average number of shares of common stock and common stock equivalents outstanding, when dilutive. The common stock equivalents consist of common stock options and warrants. Fully diluted earnings per share on net income is calculated by dividing adjusted net income by the weighted-average fully diluted common shares, including the effect of common stock equivalents and the hypothetical conversion into common stock of the Series B 7 1/2% Cumulative Convertible Preferred Stock. The weighted-average number of shares used in the computation of primary earnings per share for the three and nine months ended September 30, 1996 were 8,293,289 and 8,295,417, respectively, and for the three and nine months ended September 30, 1995 were 6,917,942 and 6,877,390, respectively. The weighted-average number of shares used in the computation of fully diluted earnings per share for the three and nine months ended September 30, 1996 were 9,262,353 and 9,292,604, respectively, and for the three and nine months ended September 30, 1995 were 7,914,867 and 7,872,109, respectively.

                  WEBSTER FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - FORECLOSED PROPERTY EXPENSES AND PROVISIONS, NET

     Foreclosed property expenses and provisions, net are summarized as follows (in thousands):


                                                                                    Three Months                 Nine Months
                                                                                 Ended September 30,            December 30,
                                                                                 1995        1              1995

     Gain on Sale of Foreclosed Property, Net                                   $(349)       $ (301)       $ (880)      $ (596)
     Provision for Losses on Foreclosed Property                                  120           692           720        1,690
     Rental Income                                                                (33)         (143)         (215)        (475)
     Foreclosed Property Expenses                                                 590           745         1,897        2,773
                                                                               ------       -------         -----        -----
        Foreclosed Property Expenses and Provisions, Net                        $ 328        $  993        $1,522       $3,392
                                                                                =====        ======        ======       ======

NOTE 6 - ACCOUNTING FOR IMPAIRED LOANS

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

   Webster adopted SFAS No. 114 during the quarter ended March 31, 1995, with no impact on its results of operations. At September 30, 1996, Webster had $6.6 million of impaired loans, of which $4.5 million was measured based upon the fair value of the underlying collateral and $2.1 million was measured based upon the expected future cash flows of the impaired loans. Of total impaired loans of $6.6 million, $2.4 million had allowances for losses of $557,000. In the 1996 third quarter, total impaired loans averaged $9.7 million and for the current nine month period averaged $10.0 million.

                  WEBSTER FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - ACCOUNTING FOR IMPAIRED LOANS (continued)


   In October 1994, the Financial Accounting Standards Board issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure", amending SFAS No. 114. SFAS No. 118 allows institutions to use existing methods for recognizing interest income on impaired loans. Webster's policy with regard to the recognition of interest income on impaired loans includes an individual assessment of each loan. Interest which is more than 90 days past due is not accrued. When payments on impaired loans are received, Webster records interest income on a cash basis or applies the total payment to principal based on an individual assessment of each loan. Interest income recognized on impaired loans for the three and nine month periods ended
 September 30, 1996 amounted to $9,077 and $62,077, respectively.



NOTE 7 - REVERSE REPURCHASE AGREEMENTS


  At September 30, 1996, Webster had short term borrowings through reverse repurchase agreements outstanding. Information concerning borrowings under the reverse repurchase agreements is summarized below (dollars in thousands):


          Balance at                                               Weighted           Maturity         Book Value
       September 30, 1996    Term                Average Rate        Date          of Collateral     of Collateral
       ------------------    -----               ------------     ------------     ---------------   --------------
           $165,958           1 day to 2 months    5.37%        Less than 3 months  $170,189         $169,812



  The securities underlying the reverse repurchase agreements are all U.S. Agency collateral and have been delivered to the broker-dealers who arrange the transactions. Webster uses reverse repurchase agreements when the cost of such borrowings is less than other funding sources. The quarterly average balance and the maximum actual amount of outstanding reverse repurchase agreements at any month-end during the 1996 third quarter was $149.3 million and $168.0 million, respectively. The total balance for reverse repurchase agreements outstanding at September 30, 1995 was $87.0 million.


NOTE 8 - ACCOUNTING STANDARDS

   In September 1996, the Financial Accounting Standards Board issued SFAS. No. 125 "Accounting for Transfers and Servicing of Financial Assets and
Extinguishments  of  Liabilities."   This  statement  provides   accounting  and
reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control of the underlying assets or liabilities transferred. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. It is expected that the provisions of this statement will not have a material impact on the financial results of the corporation. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996.

NOTE 9 - NON-RECURRING EXPENSES

   Included in the 1996 results were  non-recurring  expenses of $5.2 million of
which  $4.7  million  was  related  to  the   recapitalization  of  the  Savings
Association Insurance Fund and $500,000 was related to the Shawmut Transaction.

                  WEBSTER FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

   On October 8, 1996 Webster announced that it has signed a definitive merger agreement by which Webster will acquire DS Bancor, Inc., a $1.3 billion savings bank headquartered in Derby, CT., on a stock for stock basis valued at $43 per share in a tax free exchange. The acquisition is expected to close in the first quarter of 1997 and to be accounted for as a pooling of interests.


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

     Webster Financial Corporation ("Webster") , through its subsidiary, Webster Bank (the "Bank"), focuses on providing financial services to individuals, families and businesses. Webster emphasizes three business lines- consumer banking, business banking, and mortgage banking; each supported by centralized administration, marketing, finance and operations. Webster's goal is to provide banking services that are fairly priced, reliable and convenient. Webster currently serves customers from 63 full service banking offices located in
Hartford,  New  Haven,   Fairfield,   Litchfield,   and  Middlesex  counties  in
Connecticut.



CHANGES IN FINANCIAL CONDITION

      Total assets were $3.98 billion at September 30, 1996, an increase of $764.8 million from $3.22 billion at December 31, 1995. The increase in total assets is due primarily to the Shawmut Transaction (see Note 2). The change primarily reflects increases in net loans of $558.3 million, securities and interest-bearing deposits of $145.9 million, cash of $27.5 million and the core deposit intangible of $40.9 million.

     Segregated Assets, Net (defined and discussed below) decreased to $82.9 million at September 30, 1996 from $104.8 million at December 31, 1995 due primarily to principal repayments of $17.8 million, net charge-offs of $3.6 million and sales of $501,000. Total net foreclosed properties were $11.5 million at September 30, 1996 compared to $17.2 million at December 31, 1995. The net decrease in foreclosed properties of $5.7 million for the current period was primarily attributable to sales of $12.2 million, valuation write down adjustments of $5.4 million and a provision for losses of $720,000 that were partially offset by additions of $12.6 million.

     Total liabilities were $3.77 billion at September 30, 1996, an increase of $758.1 million from $3.01 billion at December 31, 1995. The increase in total liabilities is due primarily to a net increase in deposits of $621.6 million, FHLB advances of $93.6 million and other borrowings of $38.5 million. The increase in deposits is a result of the Shawmut Transaction while increases in FHLB advances and other borrowings are used to fund asset growth.

     Shareholders' equity was $216.7 million at September 30, 1996 and $210.0 at December 31, 1995. The Bank had tier 1 leveraged, tier 1 risk based, and total risk-based capital ratios of 5.03%, 10.01%, and 11.26% , respectively. The Bank met the regulatory capital requirements to be categorized as a "well capitalized" institution at September 30, 1996.

                  WEBSTER FINANCIAL CORPORATION AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS

ASSET QUALITY

     Webster devotes significant attention to maintaining high asset quality through conservative underwriting standards, active servicing of loans, aggressively managing nonperforming assets and maintaining adequate reserve coverage on nonaccrual assets. At September 30, 1996, residential and consumer loans comprised approximately 84.8% of the loan portfolio. All fixed income securities must have an investment rating in the top two rating categories by a major rating service at time of purchase. Unless otherwise noted, the information set forth concerning loans, nonaccrual loans, foreclosed properties and allowances for loan losses excludes Segregated Assets which are discussed separately.

     A breakdown of loans receivable, net by type as of September 30, 1996 and December 31, 1995 follows (in thousands):


                                           September 30, 1996         December 31, 1995
Residential Mortgage Loans                      $1,868,164                $1,560,822
Commercial Real Estate Loans                       213,268                   146,630
Commercial and Industrial Loans                    165,554                    52,763
Consumer Loans (Including Home Equity)             237,737                   173,538
                                                ----------                ----------
   Total Loans                                   2,484,723                 1,933,753
Allowance for Loan Losses                          (34,429)                  (41,797)
                                                ----------                ----------
   Loans Receivable, Net                        $2,450,294                $1,891,956
                                                ==========                ==========


     Included above at September 30, 1996 and December 31, 1995 were loans held for sale of $2.6 million and $2.9 million, respectively and were comprised of one-to-four family residential mortgage loans.

     The following table details the nonaccrual assets at September 30, 1996 and December 31, 1995 (in thousands):


                                                      September 30, 1996         December 31, 1995
                                                      ------------------        ------------------
Loans Accounted For on a Nonaccrual Basis:
     Residential Real Estate                              $  8,188                  $20,560
     Commercial                                             12,572                   15,296
     Consumer                                                1,437                    1,987
                                                          --------                 --------
       Total Nonaccrual Loans                               22,197                   37,843
                                                          --------                 --------
Foreclosed Properties:
     Residential and Consumer                                4,871                    6,368
     Commercial                                              6,657                   10,808
                                                          --------                 --------
        Total Nonaccrual Assets                            $33,725                  $55,019
                                                          ========                 ========


     Nonaccrual assets decreased $21.9 million in the 1996 third quarter to $33.7 million primarily as a result of a nonaccrual bulk sale of $18.0 million of nonaccrual loans and foreclosed properties.

                  WEBSTER FINANCIAL CORPORATION AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS


    At September 30, 1996, Webster's allowance for losses on loans of $34.4 million represented 155.1% of nonaccrual loans and its total allowances for losses on nonaccrual assets of $34.9 million amounted to 102.1% of nonaccrual assets. A detail of the changes in the allowances for losses on loans and foreclosed property for the nine months ended September 30, 1996 follows (in thousands):


                                                 Allowances    For Losses On
                                                                Impaired        Foreclosed            Total
                                                    Loans         Loans         Properties    Allowances for Losses

Balance at December 31, 1995                       $39,704        $2,093              $991         $42,788
Provisions for Losses                                3,000             -               720           3,720
Allocation from General Allowance                      304          (304)                -               -
Allowance on Acquired Loans                          5,000             -                 -           5,000
Losses Charged to Allowances                       (16,228)       (1,232)           (1,345)        (18,805)
Recoveries Credited to Allowances                    2,092             -               116           2,208
                                                   -------       -------          --------         -------
Balance at September 30, 1996                      $33,872        $  557           $   482         $34,911
                                                   =======       =======          ========         =======


Segregated Assets, Net

     Segregated Assets, Net at September 30, 1996 included the following assets purchased from the Federal Deposit Insurance Corporation ("FDIC") in an acquisition of certain assets and deposits of First Constitution Bank (the "First Constitution Acquisition") which are subject to a loss-sharing arrangement with the FDIC (in thousands):

                                               September 30, 1996     December 31, 1995

Commercial Real Estate Loans                         $64,260                $79,995
Commercial and Industrial Loans                        7,097                 10,439
Multi-Family Real Estate Loans                        13,765                 16,341
Foreclosed Properties                                    700                  1,299
                                                    --------              ---------
                                                      85,822                108,074
Allowance for Segregated Assets Losses                (2,917)                (3,235)
                                                    --------              ----------
 Segregated Assets, Net                              $82,905               $104,839
                                                    ========              =========


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

     Upon termination of the seven-year period after the Acquisition Date, if the sum of net charge-offs on Segregated Assets for the first five years after the Acquisition Date plus permitted expenses during the entire seven-year period, less any recoveries during the sixth and seventh year on Segregated Assets charged off during the first five years, exceeds $49.2 million, the FDIC is required to pay Webster an additional 15% of any such excess over $49.2 million at the end of the seventh year. At September 30, 1996, cumulative net charge-offs aggregated $52.8 million. During the 1996 first quarter, Webster began recording the additional 15% reimbursement as a receivable from the FDIC.

                  WEBSTER FINANCIAL CORPORATION AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS


   The reduction of $22.3 million for gross Segregated Assets for the nine months ended September 30,1996, is primarily the result of approximately $4.5 million in gross charge offs and $17.8 million in payments received. Reimbursements received for net charge-offs and eligible expenses on Segregated Assets aggregated $3.7 million for the nine months ended September 30, 1996. A reimbursement request totaling $499,000 has been submitted to the FDIC for the third quarter 1996 period. An additional $543,000 for the nine months ended September 30, 1996 has been reported to the FDIC related to the 15% additional reimbursement that will be collected at the end of the seventh year.

   A detail of changes in the allowance for Segregated Assets losses follows (in thousands):

      Balance at December 31, 1995                                  $3,235
      Provisions Charged to Operations                                   -
      Charge-offs                                                     (547)
      Recoveries                                                       229
                                                                    ------
      Balance at September  30, 1996                                $2,917
                                                                    ======


     The following table details nonaccrual Segregated Assets at September 30, 1996 and December 31, 1995 (in thousands):

                                                                     September 30, 1996        December 31, 1995
Segregated Assets Accounted For on a Nonaccrual Basis:
  Commercial Real Estate Loans                                             $3,190                    $2,604
  Commercial and Industrial Loans                                             203                     1,203
  Multi-Family Real Estate Loans                                            1,107                     1,432
                                                                            -----                     -----
    Total Nonaccrual Loans                                                  4,500                     5,239

Foreclosed Properties:
  Commercial Real Estate                                                      516                       648
  Multi-Family Real Estate                                                    184                       651
                                                                           ------                    ------
    Total Nonaccrual Segregated Assets                                     $5,200                    $6,538
                                                                           ======                     =====

ASSET/LIABILITY MANAGEMENT

    The goal of Webster's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments. To this end, Webster's strategies for managing interest-rate risk are responsive to changes in the interest-rate environment and to market demands for particular types of deposit and loan products. Management measures interest-rate risk using simulation, price elasticity and GAP analyses. Based on Webster's asset/liability mix at September 30, 1996, management's simulation analysis of the effects of changing interest rates projects that an instantaneous +/- 200 basis point change in interest rates would decrease net interest income by less than 5.0%. At September 30, 1996, Webster had a 6.7% positive GAP position in the one year time horizon, which means that cumulative interest-rate sensitive assets exceed cumulative interest-rate sensitive liabilities for that period. Management believes that its interest-rate risk position represents a reasonable amount of interest-rate risk at September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Under regulations of the Office of Thrift Supervision, Webster Bank is required to maintain assets which are readily marketable in an amount equal to 5% or more of its net withdrawable deposits plus short-term borrowings. At September 30, 1996, Webster Bank had a monthly average liquidity ratio of 6.1% and was in compliance with the applicable regulations. Webster Bank had residential and commercial mortgage commitments outstanding of $52.8 million, non-mortgage commercial and consumer commitments of $9.7million, unused home equity credit lines of $165.1 million, available credit card lines of $20.1 million and commercial lines and letters of credit of $75.2 million.

                  WEBSTER FINANCIAL CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS



RESULTS OF OPERATIONS

     Comparison of the three and nine month periods ended September 30, 1996 and 1995.


General

     Net income for the three-month period ended September 30, 1996 amounted to $4.8 million or $.52 per fully diluted share compared to $5.6 million or $.70 per fully diluted share for the same period in 1995. Net income for the nine months ended September 30, 1996 amounted to $17.8 million or $1.92 per fully diluted share compared to $16.0 million or $2.04 per fully diluted share for the same period in 1995. Included in the 1996 third quarter results was a one-time FDIC premium charge of $4.7 million, before taxes related to the recapitalization of the Savings Association Insurance Fund. Also included in the 1996 nine month period was a $500,000 non-recurring expense, before taxes related to the Shawmut Transaction. Excluding the FDIC charge and non-recurring expense related to Shawmut Transaction, net income was $7.6 million or $.82 per share on a fully diluted basis for the three month period ended September 30, 1996 and $20.9 million or $2.24 per share on a fully diluted basis for the nine month period ended September 30, 1996. Net income available to common shareholders for the three and nine month periods ended September 30, 1996 were $4.6 million and $16.9 million, respectively. The results of operations for the nine months ended September 30, 1996 includes income and expenses related to the Shawmut Transaction subsequent to February 16, 1996, the date of consummation.

NET INTEREST INCOME

     Net interest income for the three and nine month periods ended September 30, 1996 amounted to $30.1 million and $85.8 million, respectively , compared to $21.6 million and $65.6 million for the respective periods in 1995. The increase is primarily attributable to an increased volume of average earning assets and interest bearing liabilities related to the Shawmut Transaction. The net interest rate spread for the three and nine months ended September 30, 1996 was 3.17% for both current periods, compared to 2.67% and 2.83% for the three and nine month periods, respectively of 1995. The increases in the net interest rate spread reflect the favorable impact of the Shawmut Transaction.

     Interest income for the three and nine months ended September 30, 1996 amounted to $68.2 million and $196.9 million, respectively, compared to $56.5 million and $161.8 million for the comparable periods in 1995. The increase for the current periods is due primarily to a higher amount of average earning assets partially offset by lower yields on loans and securities. The yield on interest earning assets for the three and nine months ended September 30, 1996 was 7.31% and 7.38%, respectively as compared to 7.35% and 7.28% for the same periods in the previous year.

     Interest expense for the three and nine months ended September 30, 1996 amounted to $38.1 million and $111.0 million, respectively, compared to $34.9 million and $96.2 million for the same periods during 1995. This increase is due primarily to a higher amount of average interest-bearing liabilities which was partially offset by a lower cost of deposits and FHLB borrowings. The use of reverse repurchase agreements during the current year periods also provided a lower cost source of borrowed funds. The cost of interest-bearing liabilities decreased to 4.14% and 4.21% for the three and nine months ended September 30, 1996 compared to 4.68% and 4.45% for the same periods during 1995.

Provision for Loan Losses

     The provision for loan losses amounted to $1.0 million and $3.0 million for the three and nine month periods ended September 30, 1996 as compared to $555 thousand and $1.4 million for the respective periods in 1995. The increased provision for the current year periods is attributable to an increase in the balance of outstanding loans and the change in the portfolio mix. Chargeoffs of $18.8 million for the nine months ended September 30, 1996 exceeded provisions due to the nonaccrual asset bulk sale of $18.0 million of nonaccrual loans and foreclosed properties. At September 30, 1996, the allowance for loan losses was $34.4 million and represented 155.1% of nonaccrual loans, compared to $42.8 million and 112.9% a year earlier.

                  WEBSTER FINANCIAL CORPORATION AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS


Noninterest Income

     Noninterest income for the three and nine month periods ended September 30, 1996 amounted to $6.7 million and $18.1 million, respectively, compared to $5.6 million and $15.4 million for the same periods one year earlier. The increase is primarily due to higher fees and service charges resulting from a larger deposit base. There were $672,000 and $2.0 million of net gains realized from securities and loan sales for the three and nine months ended September 30, 1996 as compared to $1.3 million and $2.3 million for the same respective periods in 1995.

Noninterest Expenses

     Noninterest expenses for the three and nine month periods ended September 30, 1996 amounted to $28.5 million and $73.2 million, respectively, as compared to $18.4 million and $56.1 million for the same respective periods in the previous year. The increase for the current year period is primarily due to additional operating expenses related to the Shawmut Transaction. The net increase in noninterest expense of $10.1 million and $17.2 million for the three and nine month periods ended September 30, 1996, as compared to the same periods in 1995, reflects higher costs for salaries and benefits, occupancy expenses, furniture and equipment , marketing, deposit insurance and other expenses that were partially offset by lower foreclosed property expenses. Also included in the 1996 third quarter results was a one-time FDIC charge of $4.7 million related to the recapitalization of the Savings Association Insurance Fund.

Income Taxes

    Total income tax expenses for the three and nine month periods ended September 30, 1996 amounted to $2.5 million and $9.9 million, respectively, compared to $2.7 million and $7.4 million for the same periods in 1995. Income taxes for the nine months ended September 30, 1996 increased due to a higher level of taxable income which was partially offset by a reduction in state income tax rates. Income taxes for 1995 were also lower as compared to 1996 due to a higher level of benefits realized from the utilization of tax loss carry forwards and a reduction of the deferred tax valuation allowance, both of which are primarily related to the prior acquisition of Bristol Savings Bank.

   Legislation repealing Internal Revenue Code Section 593 pertaining to how qualified savings institutions calculate their bad debt deduction for federal income tax purposes was adopted by the Congress on August 2, 1996 and signed by the President. The legislation (i) repeals future bad debt deductions under the reserve method; (ii) exempts pre-1988 bad debt reserves from recapture; and
(iii) suspends post-1987 bad debt deductions from recapture, provided that the savings institution meets a new home mortgage lending test.

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

        (b)    Reports on form 8-K - None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                  WEBSTER FINANCIAL CORPORATION
                                  Registrant






Date:      11/7/96                 By:  /s/ John V. Brennan
      ----------------------           ---------------------------------------
                                       John V. Brennan
                                       Executive Vice President,
                                       Chief Financial Officer and Treasurer





Date:       11/7/96                By:  /s/ Peter J. Swiatek
      ----------------------           ---------------------------------------
                                       Peter J. Swiatek
                                       Controller