Form 10-K
period 1996-12-31
WEBSTER FINANCIAL CORP
filed 1997-03-27
CIK 801337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1996


                                       OR

[  ]    Transition  Report  Pursuant  to Section 13 or 15(d) of the  Securities
        Exchange  Act  of 1934  For the  transition  period  from  _________  to
        ________________.

                         Commission File Number: 0-15213

                          WEBSTER FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                           06-1187536
      (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

   Webster Plaza, Waterbury, Connecticut                         06702
 (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (203) 753-2921
           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 per value
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Based upon the closing price of the registrant's common stock as of March 21, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant is $426,293,171. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant have been excluded because such persons may be deemed to be affiliates. This reference to affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

                  Class: Common Stock, par value $.01 per share
              Issued and Outstanding at March 27, 1997: 11,949,991

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I and II:  Portions of the Annual  Report to  Shareholders  for fiscal year ended December 31, 1996

Part III: Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 1997.

                          WEBSTER FINANCIAL CORPORATION
                          1996 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            Page

                                     PART I
Item  1.       Business..................................................    3

                  General................................................    3
                  Recent Acquisitions....................................    4
                  FDIC Assisted Acquisitions.............................    5
                  Lending Activities.....................................    5
                  Segregated Assets......................................   13
                  Investment Activities..................................   15
                  Sources of Funds.......................................   18
                  Bank Subsidiaries......................................   21
                  Employees..............................................   21
                  Market Area and Competition............................   21
                  Regulation.............................................   22
                  Taxation...............................................   23

Item  2.       Properties................................................   24
Item  3.       Legal Proceedings.........................................   26
Item  4.       Submission of Matters to a Vote of Security Holders.......   26

                                     PART II

Item  5.       Market for the Registrant's Common Stock and
               Related Stockholder Matters...............................   26
Item  6.       Selected Financial Data...................................   27
Item  7.       Management's Discussion and Analysis of Results of
               Operations and Financial Condition........................   27
Item  8.       Financial Statements and Supplementary Data...............   27
Item  9.       Disagreements on Accounting
               and Financial Disclosures.................................   27

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant........   28
Item 11.       Executive Compensation....................................   28
Item 12.       Security Ownership of Certain Beneficial Owners
               and Management............................................   28
Item 13.       Certain Relationships and Related Transactions............   28

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports
               on Form 8-K...............................................   28

                                     PART I
Item 1.  Business

General

             Webster Financial Corporation, ("Webster" or the "Corporation"), through its subsidiary, Webster Bank, (the "Bank") delivers financial services to individuals, families and businesses located throughout Connecticut. Webster Bank emphasizes three business lines consumer, business and mortgage banking, each supported by centralized administration and operations. The Corporation has grown significantly in recent years, primarily through a series of acquisitions which have expanded and strengthened its franchise.

              Assets at December 31, 1996 were $3.9 billion compared to $3.2 billion a year earlier. Net loans receivable amounted to $2.5 billion at December 31, 1996 compared to $1.9 billion a year ago. Deposits were $3.1 billion at December 31, 1996 compared to $2.4 billion at December 31, 1995.

             Webster expanded its banking operations by acquiring DS Bancor, Inc. ("Derby") in January 1997, and 20 former Shawmut Bank Connecticut National Association ("Shawmut") branch banking offices in the Hartford banking market in February 1996. See "Recent Acquisitions". In preceding years, Webster expanded its operations through the acquisitions of Shelton Bancorp, Inc. ("Shelton") in 1995, Bristol Savings Bank ("Bristol") in 1994 and Shoreline Bank and Trust ("Shoreline") in 1994 (see "Recent Acquisitions") and the FDIC-assisted acquisitions of First Constitution Bank ("First Constitution") in 1992 and Suffield Bank ("Suffield") in 1991. See "FDIC Assisted Acquisitions." These acquisitions have significantly expanded the market areas served by the Corporation.

             On an unconsolidated basis at December 31, 1996, the assets of Webster consisted primarily of its investment in the Bank and $25.9 million of cash and other investments. The principal sources of Webster's revenues on an unconsolidated basis are dividends from the Bank and interest and dividend income from other investments. See Note 20 to Webster's Consolidated Financial Statements for parent-only financial statements.

              The Bank's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a Bank Insurance Fund ("BIF") member institution and at December 31, 1996 approximately 72% of the Bank's deposits were subject to BIF assessment rates and 38% to Savings Association Insurance Fund ("SAIF") assessment rates. After giving effect to the Derby acquisition, approximately 79% of the Bank's deposits are subject to BIF assessment rates and 21% to SAIF assessment rates. See "Regulation."

             Webster, as a holding company, and the Bank are subject to comprehensive regulation, examination and supervision by the OTS, as the primary federal regulator. The bank is also subject to regulation, examination and supervision by the FDIC as to certain matters. Webster's executive offices are located at Webster Plaza, Waterbury, Connecticut, 06702. Its telephone number is
(203) 753-2921

Recent Acquisitions

             The Derby Acquisition. On January 31, 1997, Webster acquired DS Bancor and its subsidiary, Derby Savings Bank, a $1.2 billion savings bank in Derby, Connecticut. In connection with the merger with Derby, Webster issued 3,501,370 shares of its common stock for all the outstanding shares of Derby common stock. Under the terms of the merger agreement each outstanding share of Derby common stock was converted into 1.14158 shares of Webster common stock. This acquisition was accounted for as a pooling of interests and as such future Consolidated Financial Statements will include Derby's financial data as if Derby had been combined at the beginning of the earliest period presented. The 1996 Financial Statements do not include Derby financial data.

             The  Shawmut  Transaction.  On  February  16,  1996,  Webster  Bank
acquired 20 branches in the Greater Hartford market from Shawmut Bank Connecticut National Association (the "Shawmut Transaction"), as part of a divesture in connection with the merger of Shawmut and Fleet Bank. In the branch purchase, Webster Bank acquired approximately $845 million in deposits, and $586 million in loans. As a result of this transaction, Webster recorded $44.2 million as a core deposit intangible asset. In connection with the Shawmut Transaction, Webster raised net proceeds of $32.1 million through the sale of 1,249,600 shares of its common stock in an underwritten public offering in December 1995. The Shawmut Transaction was accounted for as a purchase, therefore transaction results are reported only for the periods subsequent to the consummation of the Shawmut Transaction.

             The Shelton Bancorp, Inc. Acquisition. On November 1, 1995, Webster acquired Shelton and its subsidiary, Shelton Savings Bank, a $295 million asset savings bank in Shelton, Connecticut, with $273 million in BIF insured deposits. In connection with the merger with Shelton, Webster issued 1,292,549 shares of its common stock for all the outstanding shares of Shelton common stock. Under the terms of the agreement, Shelton shareholders received .92 of a share of Webster common stock in a tax free exchange for each of their Shelton common shares. This acquisition was accounted for as a pooling of interests. The Corporation's Consolidated Financial Statements include Shelton's financial data as if Shelton had been combined at the beginning of the earliest period presented.

             Shoreline Bank and Trust Company. On December 16, 1994, Webster acquired Shoreline, a $51.0 million asset commercial bank based in Madison, Connecticut, with $47.0 million in BIF insured deposits. To effect the acquisition, Shoreline was merged into Webster Bank and its Madison banking office became a full service office of Webster Bank. In connection with the merger, the Corporation issued 266,500 shares of its common stock for all of the outstanding shares of Shoreline common stock. This acquisition was accounted for as a pooling of interests. The Corporation's Consolidated Financial Statements include Shoreline's financial data as if Shoreline had been combined at the beginning of the earliest period presented.

             Bristol Savings Bank. On March 3, 1994, Webster acquired Bristol, a state chartered savings bank with $486 million in assets which became a wholly-owned subsidiary of Webster. In connection with the conversion of Bristol from a mutual to a stock charter concurrently with the acquisition, Webster completed the sale of 1,150,000 shares of its common stock in related subscription and public offerings. Webster invested in Bristol a total of $31.0 million, including the net proceeds of approximately $21.9 million from subscription and public offerings plus existing funds from the holding company. As a result of this investment, Bristol met all ratios required by the FDIC for a "well-capitalized" savings bank. The Bristol acquisition was accounted for as a purchase. Results of operations relating to Bristol are included in the

Corporation's Consolidated Financial Statements only for the period subsequent to the effective date of the acquisition. Webster maintained Bristol as a separate savings bank subsidiary until November 1, 1995, when First Federal and Bristol were merged and renamed as Webster Bank.

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

Lending Activities

                General. Webster originates residential, consumer, and business loans. Total loans receivable were $2.5 billion at December 31, 1996 and $1.9 billion at December 31, 1995. All references to loan and allowance for loan loss balances and ratios in the Lending Activities section exclude Segregated Assets, which are discussed immediately after this section. At December 31, 1996, first mortgage loans secured by one-to-four family properties comprised 72.1% of the Corporation's loan portfolio, before net items. The allowance for losses on residential loans was $9.1 million at December 31, 1996.

             Nonaccrual loans, which include loans delinquent 90 days or more, were $21.8 million at December 31, 1996, compared to $37.8 million at December 31, 1995, out of a total loan portfolio, before net items, of approximately $2.54 billion at December 31, 1996 and $1.94 billion at December 31, 1995. The ratio of nonaccrual loans to total loans before net items was 0.8% and 1.9% at December 31, 1996 and 1995, respectively. Nonaccrual assets, which incudes nonaccrual loans and real estate owned were $31.3 million and $55.0 million at December 31, 1996 and 1995 respectively.

             One-to-Four Family First Mortgage Loans. Webster originates both fixed-rate and adjustable-rate mortgage loans. At December 31, 1996, 58% of Webster's total mortgage loans before net items were adjustable-rate loans. Webster offers adjustable-rate mortgage loans at initial interest rates discounted from the fully indexed rate. Loans originated during 1996, when fully indexed, will be 2.75% above the constant maturity one-year U.S. Treasury yield index. There are no prepayment penalties on any of Webster's adjustable-rate loans.

              At December 31, 1996, $765.4 million or 42% of Webster's total residential mortgage loans before net items had fixed rates. Webster sells mortgage loans in the secondary market when such sales are consistent with its asset/liability management objectives. At December 31, 1996, Webster had $3.7 million of adjustable and fixed-rate mortgage loans held for sale.

             Commercial and Commercial Real Estate Mortgage Loans. Webster had $382.7 million, or 15.0% of its total loans receivable before net items, in commercial and commercial real estate loans outstanding as of December 31, 1996, excluding Segregated Assets. At December 31, 1996, $19.6 million of Webster's $33.5 million allowance for loan losses was allocated to commercial and commercial real estate loans. See "Management's Discussion and Analysis and Results of Operations" contained in the annual report to shareholders and incorporated herein by reference. The annual report is filed as an exhibit hereto. Also see "Business -- Lending Activities -- Nonaccrual Loans and Delinquencies" for more information about Webster's asset quality, allowance for loan losses and provisions for loan losses.

             Consumer Loans. At December 31, 1996, consumer loans were $249.2 million or 9.8% of Webster's total loans receivable before net items. Consumer loans consist primarily of home equity credit lines, home improvement loans, passbook loans and other consumer loans. The allowance for losses on consumer loans was $4.7 million at December 31, 1996.

The following table sets forth the composition of Webster's loan portfolio, excluding Segregated Assets, in dollar amounts and in percentages at the dates shown, and a reconciliation of loans receivable, net.

                                                                            At December 31,
                                                   ---------------------------------------------------------------
                                                            1996                  1995                  1994
                                                   --------------------    ------------------    -----------------
                                                      Amount       %         Amount      %        Amount       %
                                                                        (Dollars in thousands)
 Residential mortgage loans:
  1-4 family units...............................  $  1,832,262  72.6%   $ 1,498,024   79.2%   $ 1,465,419   78.4%
  Multi-family units.............................         4,729   0.2         13,198    0.7          5,931    0.3
  Construction...................................        84,442   3.3         54,410    2.9         53,779    2.9
  Land...........................................        12,249   0.5          2,652    0.1         26,712    1.4
                                                   ------------ -----    -----------  -----    -----------  -----
    Total residential mortgage loans.............     1,933,682  76.6      1,568,284   82.9      1,551,841   83.0

 Residential loans held for sale.................         3,705   0.1          2,872    0.2         24,735    1.3

Commercial mortgage loans:
  Income producing properties....................            --    --           --        --          --       --
  Land...........................................        57,444   2.3         19,867    1.1          5,607    0.3
  Construction...................................         6,297   0.2          8,887    0.5          4,237    0.2
  Other commercial real estate...................       141,190   5.6        115,976    6.1        130,248    7.0
                                                   ------------ -----    -----------  -----    -----------  -----
    Total commercial mortgage loans..............       204,930   8.1        144,730    7.7        140,092    7.5
                                                   ------------ -----    -----------  -----    -----------  -----
  Total mortgage loans...........................     2,142,318  84.8      1,715,886   90.8      1,716,668   91.8
                                                   ------------  ----    -----------  -----    -----------  -----
  Less mortgage loans net items:
    Residential loans in process.................        28,871   1.1         20,642    1.1         25,523    1.4
    Commercial loans in process..................          (105)  0.0             --     --          1,174    0.1
    Allowance for loan losses....................        18,866   0.7         30,799    1.6         36,252    1.9
    Unearned (premiums) discounts and
      deferred loan fees, net....................       16,339  (0.6)       ( 12,207)  (0.5)       (13,906)  (0.8)
                                                   ------------ ----    -------------   ----     ---------  -----
    Net mortgage loans...........................     2,111,025  83.6      1,676,652   88.6      1,667,625   89.2
                                                   ------------ -----    -----------  -----    -----------  -----

Consumer loans:
  Home improvement...............................        22,247   0.9          6,980    0.4          4,718    0.3
  Home equity credit lines.......................       155,935   6.2        122,737    6.5        128,828    6.9
  Credit Card....................................        13,675   0.6             --     --             --     --
  Education......................................            21   0.0            135    0.0            483    0.0
  Personal.......................................        45,172   1.8         31,653    1.7         23,231    1.3
  Marine.........................................           436   0.0            462    0.0            226    0.0
  Automobile.....................................         3,322   0.1          2,195    0.1          2,399    0.1
  Secured by deposits............................         8,376   0.3          8,121    0.4          7,171    0.4
                                                   ------------ -----    -----------  -----    -----------  -----
    Total consumer loans.........................       249,184   9.9        172,283    9.1        167,056    9.0
Less:
   Allowance for loan losses.....................         4,735   0.2          7,865    0.4          7,312    0.4
   Deferred loan costs, (net)....................       (2,669) (0.1)         (1,255)  (0.1)            --     --
                                                   ------------ ----   -------------   ----     ----------  -----
    Net consumer loans...........................       247,118   9.8        165,673    8.8        159,744    8.6
                                                   ------------ -----    -----------  -----   ------------- -----
    Consumer loans held for sale, net............            --    --             --     --             --     --
  Commercial non-mortgage loans..................       177,766   7.0         53,194    2.8         45,055    2.4

Less:
  Allowance for loan losses......................        9,853    0.4          3,133    0.2          3,208    0.2
  Unearned (premiums) discounts and deferred
    loan fees, net...............................           513   0.0            430    0.0             --     --
                                                   ------------ -----    -----------  -----    -----------  -----
   Net commercial non-mortgage loans.............       167,400   6.6          49,631   2.6         41,847    2.2
                                                   ------------ -----    ------------ -----    -----------  -----

 Loans receivable, net  ........................   $  2,525,543 100.0%  $1,891,956    100.0%   $ 1,869,216  100.0%
                                                    =========== =====    ==========   =====    ===========  =====


                                                                  At December 31,
                                                      ----------------------------------
                                                              1993              1992
                                                      ------------------    ------------
                                                        Amount      %         Amount      %
                                                               (Dollars in thousands)
 Residential mortgage loans:
  1-4 family units...............................     $1,263,618  86.1%    $1,321,825   86.9%
  Multi-family units.............................             --    --          5,320    0.3
  Construction...................................         28,930   2.0         15,033    1.0
  Land...........................................         29,464   2.0         12,045    0.8
                                                      ---------- -----      ---------  -----
    Total residential mortgage loans.............      1,322,012  90.1      1,354,223   89.0

 Residential loans held for sale.................         11,505   0.8          7,240    0.5

Commercial mortgage loans:
  Income producing properties....................            135   0.0             348   0.0
  Land...........................................             --    --             --     --
  Construction...................................          2,083   0.1          5,735    0.4
  Other commercial real estate...................         40,306   2.7         41,636    2.7
                                                      ---------- -----      ---------  -----
    Total commercial mortgage loans..............         42,524   2.8         47,719    3.1
                                                      ---------- -----      ---------  -----
  Total mortgage loans...........................      1,376,041  93.7      1,409,182   92.6
                                                      ---------- -----      ---------  -----

  Less mortgage loans net items:
    Residential loans in process.................         16,994   1.2          3,295    0.2
    Commercial loans in process..................            487   0.0            508    0.0
    Allowance for loan losses....................         38,477   2.6         44,384    2.9
    Unearned (premiums) discounts and
      deferred loan fees, net....................        (10,318) (0.8)         2,091    0.1
                                                         --------------         -----  -----
    Net mortgage loans...........................      1,330,401  90.7      1,358,904   89.4
                                                      ---------- -----      ---------  -----

Consumer loans:
  Home improvement...............................          4,413   0.3          6,274    0.4
  Home equity credit lines.......................        103,523   7.1        100,821    6.6
  Credit Card....................................             --  --               --   --
  Education......................................            684   0.0            451    0.0
  Personal.......................................         13,928   0.9         14,553    1.0
  Marine.........................................            246   0.0          1,160    0.1
  Automobile.....................................          2,584   0.2          2,604    0.2
  Secured by deposits............................          7,207   0.5          8,277    0.5
                                                      ---------- -----      ---------  -----
    Total consumer loans.........................        132,585   9.0        134,140    8.8
Less:
   Allowance for loan losses.....................          5,955   0.4          4,626    0.3
   Deferred loan costs, (net)....................             --    --             --     --
                                                      ---------- -------    ---------  --------
    Net consumer loans...........................        126,630   8.6        129,514    8.5
                                                      ---------- -----      ---------  -----
    Consumer loans held for sale, net............           --      --         23,116    1.5
  Commercial non-mortgage loans..................         11,640   0.8         11,404    0.7

Less:
  Allowance for loan losses......................            736   0.1            770    0.1
  Unearned (premiums) discounts and deferred
    loan fees, net...............................             --    --             --     --
                                                      ---------- -------    ---------  -----
   Net commercial non-mortgage loans.............         10,904   0.7         10,634    0.6
                                                      ---------- -----      ---------  -----

 Loans receivable, net  ........................     $ 1,467,935 100.0%     $1,522,168 100.0%
                                                      ========== =====     =========== =====

                                        7

   The following table sets forth the contractual maturity and interest-rate sensitivity of residential and commercial real estate construction loans and commercial loans at December 31, 1996.

                                                                             Contractual Maturity
                                                             --------------------------------------------------
                                                             One Year       One to          Over
                                                              or Less     Five Years     Five Years       Total
                                                             --------     ----------     ----------       -----
                                                                                  (In thousands)

Contractual Maturity:
  Construction loans:
    Residential mortgage..................................  $      625     $      220    $   83,597     $   84,442
    Commercial mortgage...................................       1,381          4,508           408          6,297
  Commercial non-mortgage loans...........................      66,578         74,371        36,817        177,766
                                                            ----------     ----------    ----------     ----------
     Total................................................  $   68,584     $   79,099    $  120,822     $  268,505
                                                            ==========       ========    ==========     ==========
Interest-Rate Sensitivity:
  Fixed rate..............................................  $    3,892     $   23,850    $   31,820     $   59,562
  Variable rate...........................................      64,692         55,249        89,002        208,943
                                                            ----------     ----------    ----------     ----------
     Total................................................  $   68,584     $   79,099    $  120,822     $  268,505
                                                            ==========     ==========    ==========     ==========


         Purchase and Sale of Loans and Loan Servicing. Webster has been a seller and purchaser of whole loans and participations in the secondary market. During 1996 and 1995, Webster originated residential mortgages that were transferred primarily to the Federal National Mortgage Association ("FNMA") for conversion into mortgage-backed securities. Webster generally retains the right to service the underlying loans for these securities.

         The following table sets forth information as to Webster's mortgage loan servicing portfolio at the dates shown. The increase of total loans serviced for 1996 is primarily due to the loans acquired with the Shawmut transaction and purchased mortgage loan servicing, while the 1995 decrease is primarily due to the sale of mortgage loan servicing rights on both owned and non-owned loans.

                                                                              At December 31,
                                          --------------------------------------------------------------------------
                                                     1996                    1995                       1994
                                          ----------------------   --------------------      -----------------------
                                               Amount        %          Amount       %         Amount       %
                                                                   (Dollars in thousands)

Loans owned and serviced................    $1,713,797   63.8%      $1,324,257     63.7%     $1,509,219      61.5%
Loans serviced for others...............       974,152   36.2          753,053     36.3         944,547      38.5
                                           -----------  ------       ---------   -------      ----------   -------

 Total loans serviced by Webster            $2,687,949  100.0%      $2,077,310    100.0%     $2,453,766     100.0%
                                            ==========  ======      ==========    =====      ==========   ========

The table below shows mortgage loan origination, purchase, sale and repayment activities of Webster for the periods indicated.

                                                                                   At December 31,
                                                                        -------------------------------------
                                                                        1996            1995             1994
                                                                        ----            ----             ----
                                                                                   (In thousands)
First mortgage loan originations and purchases:
-----------------------------------------------
  Permanent:
    Mortgage loans originated.....................................  $   307,799     $    271,997    $    665,108
  Construction:
    1-4 family units..............................................       50,267           50,445          44,491
                                                                    -----------     ------------    ------------
      Total permanent and construction loans originated                 358,066          322,442         709,599

  Loans and participations purchased..............................       10,000            2,123          37,158
  Loans acquired in the Bristol acquisition.......................           --               --         255,562
  Loans acquired in Shawmut Transaction ..........................      344,036               --             --
                                                                    -----------     ------------    -----------
       Total loans originated and purchased.......................      712,102          324,565       1,002,319
                                                                    -----------     ------------    ------------

First mortgage loan sales and principal reductions:
---------------------------------------------------
  Loans securitized and sold......................................       63,198          109,787         495,135
  Loan principal reductions.......................................      209,871          204,314         119,507
  Reclassified to REO.............................................       12,602           11,246          47,050
                                                                    -----------     ------------    ------------
      Total loans sold and principal reductions                         285,671          325,347         661,692
                                                                   ------------     ------------    ------------

  Increase (Decrease) in mortgage loans
    receivable before net items...................................  $   426,431     $       (782)   $    340,627
                                                                    ===========     =============   ============


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

         The following table sets forth certain information regarding Webster's loans (excluding Segregated Assets) accounted for on a nonaccrual basis and real estate acquired through foreclosure at the dates indicated.

                                                                            At December 31,
                                                      -------------------------------------------------------
                                                      1996          1995         1994        1993        1992
                                                      ----          ----         ----        ----        ----
                                                                                (In thousands)
Loans accounted for on a nonaccrual basis:
  Residential real estate.........................  $   11,272   $  20,560    $  18,390   $   27,995   $   39,633
  Commercial......................................       9,051      15,296       15,268        4,132        1,846
  Consumer........................................       1,491       1,987        1,237        1,137        4,311
Real estate acquired through foreclosure:
    Residential and consumer......................       3,445       6,368        9,296       18,753       11,674
    Commercial....................................       6,044      10,808       17,292        6,711        7,744
                                                    ----------   ---------    ---------   ----------   ----------

    Total.........................................     $31,303   $  55,019    $  61,483   $   58,728   $   65,208
                                                       =======   =========    =========   ==========   ==========

         Interest on nonaccrual loans that would have been recorded as additional income for the years ended December 31, 1996, 1995 and 1994 had the loans been current in accordance with their original terms approximated $2,615,000, $2,984,000, and $2,784,000, respectively.

         See Note 1(e) to the Consolidated Financial Statements contained in the annual report to shareholders and incorporated herein by reference for a description of Webster's nonaccrual loan policy.

         The following table sets forth information as to delinquent loans, excluding Segregated Assets, in Webster's loans receivable portfolio before net items.

                                                                         At December 31,
                                                 --------------------------------------------------------------
                                                            1996                                1995
                                                            ----                                ----
                                                                  Percentage                         Percentage
                                                  Principal        of Loans          Principal        of Loans
                                                  Balances        Receivable         Balances        Receivable
                                                  --------        ----------         --------        ----------
                                                                         (Dollars in thousands)
Past due 30-89 days and still accruing:
   Residential real estate....................   $   25,524         1.00%           $   28,396           1.46%
   Commercial.................................        4,507         0.18                11,099           0.57
   Consumer...................................        3,624         0.14                 2,640           0.14
                                                 ----------         ------          ----------           ----
       Total..................................   $   33,655         1.32%           $   42,135           2.17%
                                                 ==========         =====           ==========           ====

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

         At December 31, 1996, the Bank's classified assets totaled $71.8 million, consisting of $70.5 million in loans classified as "substandard," $1.3 million in loans classified as "doubtful" and $0 classified as "loss". At December 31, 1995, the Bank's classified loans totaled $82.6 million, consisting of $75.8 million in loans classified as "substandard" and $6.8 million in loans classified as "doubtful." In addition, at December 31, 1996 and 1995, the Bank had $12.6 million and $29.8 million, respectively, of special mention loans.

         Allowance for Loan Losses. Webster's allowance for loan losses at December 31, 1996 totalled $33.5 million. See "Management's Discussion and Analysis -- Results of Operations Asset Quality and Comparison of Years ended December 31, 1996 and 1995," contained in the annual report to shareholders and incorporated herein by reference. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on

Webster's nonaccrual loans, classified loans and watch list loans including an analysis of the collateral for the loans. Other factors considered are Webster's loss experience, loan concentrations, local economic conditions and other factors.

         The following is a summary of activity in the allowance for loan losses for the periods indicated:

                                                                           Years Ended December 31,
                                                             -------------------------------------------------------
                                                              1996        1995        1994        1993        1992
                                                             ------      ------      ------      ------      -------
                                                                            (Dollars in thousands)
Balance at beginning of period...........................  $  41,797  $  46,772   $   45,168   $  49,780   $  11,055

Charge-offs:
  Residential real estate................................    (12,628)    (6,952)     (12,761)     (8,208)     (1,027)
  Consumer...............................................       (670)      (418)        (760)     (1,236)       (706)
  Commercial.............................................     (6,348)    (3,490)      (3,578)     (2,223)     (1,424)
                                                           ---------  ---------    ---------  ----------  ----------
                                                             (19,646)   (10,860)     (17,099)    (11,667)     (3,157)

Recoveries:
  Residential real estate................................        386        657          388         205          10
  Consumer...............................................        162        943        1,701         749         558
  Commercial.............................................      1,755      1,185        1,015         114           9
                                                           ---------  ---------    ---------  ----------  ----------
                                                               2,303      2,785        3,104       1,068         577

    Net charge-offs......................................    (17,343)    (8,075)     (13,995)    (10,599)     (2,580)


Acquired allowance for purchased loans...................      5,000         --       12,819          --      35,731

Transfer from allowance for losses
    for loans held for sale..............................         --         --           --       2,390          --
 Provisions charged to operations........................      4,000      3,100        2,780       3,597       5,574
                                                           ---------  ---------   ----------  ----------  ----------
Balance at end of period.................................  $  33,454  $  41,797   $   46,772   $  45,168   $  49,780
                                                           =========  =========   ==========   =========      ======
Ratio of net charge-offs to average loans
  outstanding............................................       0.7%       0.4%          0.8%        0.7%        0.3%

                                       11

         The following table presents an allocation of Webster's allowance for loan losses at the dates indicated and the related percentage of loans in each category to Webster's gross loan portfolio.

                                                                                   December 31,
                                        --------------------------------------------------------------------------------------------
                                                 1996                    1995                    1994                   1993
                                        ---------------------     -------------------    --------------------    -------------------

                                           Amount       %          Amount       %          Amount      %          Amount       %
                                           ------    -------       ------    -------       ------   -------       ------    -------
                                                                                       (Dollars in thousands)
Balance at End of Period
 Applicable to:

Residential mortgage loans............    $   9,079   75.40%     $  19,013    80.93%     $  25,399   81.74%     $  35,473    87.71%
Commercial mortgage loans.............        9,787    7.98         11,786     7.46         10,853    7.26          3,004     2.80
Commercial non-mortgage loans.........        9,853    6.92          3,133     8.87          3,208    2.34            736      .77
Consumer loans........................        4,735    9.70          7,865     2.74          7,312    8.66          5,955     8.72
                                          ---------  ------      ---------   ------      ---------   -----      ---------   ------

    Total.............................    $  33,454   100.0%      $ 41,797   100.00%     $  46,772  100.00%     $  45,168   100.00%
                                          =========  ======       ========   ======      =========  ======      =========   ======

                                                    December 31,
                                                 -----------------

                                                        1992
                                                 -----------------

                                                  Amount     %
                                                  ------   ------

Balance at End of Period
 Applicable to:

Residential mortgage loans..............        $  39,888   86.29%
Commercial mortgage loans...............            4,496    3.02
Commercial non-mortgage loans...........              770     .72
Consumer loans..........................            4,626    9.97
                                                ---------  ------

    Total...............................        $  49,780  100.00%
                                                =========  ======

During 1996, Webster sold $18.0 million of nonaccrual residential and foreclosed properties in a bulk sale, and incurred charge-offs of $6.3 million related to the sale. Approximately 50% of the assets sold were secured by two-four family properties, condominiums or non-owner occupied single family properties. Charge-offs of $6.3 million reduced the allowance for residential mortgage loans and had no impact on 1996 earnings.

The increase in the allowance for commercial non-mortgage loans was primarily a result of acquired allowances for purchased loans related to the Shawmut Transaction.

Segregated Assets

          Segregated Assets at December 31, 1996 and 1995 consist of the following assets purchased from the FDIC in the First Constitution acquisition which are subject to a loss-sharing arrangement with the FDIC:


                                                                            At December 31,
                                                              ---------------------------------------------
                                                                     1996                        1995
                                                                     ----                        ----
                                                              Amount        %            Amount         %
                                                              ------      -----          ------       -----
                                                                        (Dollars in thousands)

Commercial real estate loans...........................   $    58,745     74.8%       $    79,995      74.0%
Commercial non-mortgage loans..........................         6,606      8.4             10,439       9.7
Multi-family mortgage loans............................        12,772     16.3             16,341      15.1
Other real estate owned................................           406      0.5              1,299       1.2
                                                          -----------    -----        -----------    ------
                                                               78,529    100.0%           108,074     100.0%
                                                                         =====                        =====
Less allowance for segregated assets...................         2,859                       3,235
                                                          -----------                 -----------
Segregated Assets, net.................................   $    75,670                 $   104,839
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

         Upon termination of the seven-year period after the First Constitution acquisition (December 1999), if the sum of Webster's 20% share of net charge-offs on Segregated Assets for the first five years after the acquisition date plus permitted expenses during the entire seven-year period, less any recoveries during the sixth and seventh year on Segregated Assets charged off during the first five years, exceeds $49.2 million, the FDIC is required to pay the Bank an additional 15% of any such excess over $49.2 million at the end of the seventh year. At December 31, 1996, cumulative net charge-offs and expenses aggregated $53.9 million. During the first quarter of 1996, Webster began recording the additional 15% reimbursement as a receivable from the FDIC. As of December 31, 1996, Webster has received $42.2 million in reimbursements for net charge-offs and permitted expenses from the FDIC. At December 31, 1996 and 1995, Webster had allowances for segregated assets of $2.9 million and $3.2 million, respectively.

         A detail of changes in the allowance for the Bank's share of losses for Segregated Assets follows:

                                                     Years Ended December 31,
                                                     ------------------------

                                                      1996             1995
                                                      ----             ----
                                                          (In thousands)

Balance at beginning of period ..............      $   3,235           $ 4,420
Charge-offs..................................           (621)           (1,772)
Recoveries...................................            245               587
                                                   ---------         ---------
    Balance at end of period.................      $   2,859           $ 3,235
                                                   =========           =======


         The following table sets forth information regarding Segregated Assets delinquencies and nonaccruals at December 31, 1996 and 1995:

                                                          At December 31,
                                                      ---------------------
                                                      1996             1995
                                                      ----             ----
                                                          (In thousands)

    Past due 30-89 days and still accruing:
      Commercial real estate loans..............   $   1,318         $   1,042
      Commercial non-mortgage loans.............          --                79
      Multi-family loans........................         769               386
                                                   ---------         ---------
                                                       2,087             1,507
    Loans accounted for on a nonaccrual basis:
      Commercial real estate loans..............       3,337             2,604
      Commercial non-mortgage loans.............         192             1,203
      Multi-family real estate loans............         495             1,432
                                                   ---------         ---------
                                                       4,024             5,239
                                                   ---------         ---------

         Total..................................    $  6,111         $   6,746
                                                   =========         =========


         Interest on nonaccrual Segregated Assets that would have been recorded as additional income had the loans been current in accordance with their original terms approximated $433,000, $1,207,000 and $2,047,000 for the years ended December 31, 1996, 1995 and 1994 respectively.


         The following table sets forth the contractual maturity and interest rate sensitivity of commercial loans contained in the Segregated Assets portfolio at December 31, 1996.

                                                  Contractual Maturity
                                  --------------------------------------------------
                                  One Year       One to          Over
                                   or Less     Five Years     Five Years       Total
                                  --------     ----------     ----------       -----
                                                     (In thousands)
Contractual Maturity:
  Commercial loans.............. $      735     $    3,694    $    2,177     $    6,606
                                 ----------     ----------    ----------     ----------
      Total..................... $      735     $    3,694    $    2,177     $    6,606
                                 ==========     ==========    ==========     ==========

Interest Rate Sensitivity:
  Fixed Rates................... $      208     $      213    $       --     $      421
  Variable Rates................        527          3,481         2,177          6,185
                                 ----------     ----------    ----------     ----------
      Total..................... $      735     $    3,694    $    2,177     $    6,606
                                 ==========     ==========    ==========     ==========

Investment Activities

         The Bank has authority to invest in various types of liquid assets, including United States Treasury obligations, securities of federal agencies, certificates of deposit of federally insured banks and savings institutions, federal funds and mortgage backed securities and collateralized mortgage obligations. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper, corporate debt securities, and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. The Bank also is required to maintain liquid assets at minimum levels which vary from time to time.
See "Regulation."

         Webster, as a Delaware corporation, has authority to invest in any type of investment permitted under Delaware law. As a unitary holding company, however, its investment activities are subject to certain regulatory restrictions described under "Holding Company Regulation."

         Webster, directly or through the Bank, maintains an investment portfolio that provides not only a source of income but also, due to staggered maturity dates, a source of liquidity to meet lending demands and fluctuations in deposit flows. The securities constituting Webster's investments in corporate bonds and notes generally are publicly traded and are considered investment grade quality by a nationally recognized rating firm. The commercial paper and collateralized mortgage obligations ("CMOs") in Webster's investment portfolio are all rated in at least the top two rating categories by at least one of the major rating agencies at time of purchase. One of the inherent risks of investing in mortgage-backed securities, including CMOs, is the ability of such instruments to incur prepayments of principal prior to maturity at prepayment rates different than those estimated at the time of purchase. This generally occurs because of changes in market interest rates. The market values of fixed-rate mortgage-backed securities are sensitive to fluctuations in market interest rates, declining in value as interest rates rise. If interest rates increase, as had been the case during 1996, the market value of loans and mortgage-backed securities generally will decrease causing the level of prepayments to decrease. Webster also utilizes interest rate financial instruments to hedge mismatches in interest rate maturities to reduce exposure to movements in interest rates. The objectives of interest rate financial instruments is to offset the change in value of the available for sale securities portfolio. See Note 3 and 11 contained in the annual report to shareholders and incorporated herein by reference. Except for $24.1 million invested by Webster at the holding company level at December 31, 1996 in the common stock of certain entities, Webster's investments, directly and through the Bank, were investments of the type permitted federally chartered savings institutions. Webster's investment portfolio is managed by its Treasurer in accordance with a written investment policy approved by the Board of Directors. A report on investment activities is presented to the Board of Directors monthly.

         The following table sets forth Webster's interest-bearing deposits and the composition of its securities portfolio at the dates indicated.

                                                                          At December 31,
                                                  ----------------------------------------------------------------
                                                         1996                  1995                  1994
                                                  ------------------    ------------------    --------------------
                                                                % of                 % of                  % of
                                                     Book       Port-     Book       Port-       Book      Port-
                                                     Value      folio     Value      folio      Value      folio
                                                     -----      -----     -----      -----      -----      -----
                                                                         (Dollars in thousands)

Interest-bearing Deposits......................   $       27   100.0%      $26,017   100.0%   $54,318       100.0%
                                                  ==========   =====       =======   =====    =======       =====
Trading Securities:
  Mortgage Backed Securities:
      GNMA.....................................   $   31,537     2.9%      $14,766     1.4%   $13,706         1.7%
      Collateralized Mortgage Obligations                 --      --            --      --      9,311         1.1
      FHLMC....................................       27,794     2.6        29,838     2.9         --          --
Equity Securities..............................           --     --             --      --         78         0.0
                                                 -----------   -----   -----------    ----     ------         ---
                                                      59,331     5.5        44,604     4.3     23,095         2.8
                                                  ----------    ----    ----------    ----   --------         ---
Available for Sale Portfolio:
  U.S. Treasury Notes:
     Matures within 1 year.....................           --      --         1,000     0.1      6,416         0.8
     Matures over 1 within 5 years.............        2,508     0.2            --      --      7,530         0.9
  U.S. Government Agency:
     Matures within 1 year.....................           --      --            --      --        100         0.0
     Matures over 1 within 5 years.............       12,883     1.2        12,901     1.2     33,480         4.0
  Corporate Bonds and Notes:
     Matures over 1 within 5 years.............           --      --        23,005     2.2         --          --
     Matures over 5 through 10 years                   2,492     0.2         2,737     0.2      2,985         0.4
  Mutual Funds.................................        7,216     0.7        34,077     3.2     20,146         2.4
  Stock in Federal Home Loan Bank of Boston           30,039     2.8        30,039     2.9     26,269         3.2
  Other Equity Securities......................       19,361     1.8         9,195     0.9     13,619         1.6
  Mortgage Backed Securities:
    FNMA.......................................      127,908    12.0       139,860    13.4     11,316         1.4
    FHLMC......................................       15,369     1.4        62,572     6.0         --          --
    GNMA.......................................      236,393    22.1        20,443     2.0         --          --
  Collateralized Mortgage Obligations                107,684    10.1       155,321    14.9     57,121         6.9
  Unamortized Hedge............................        5,460     0.5           816     0.1         --          --
  Unrealized Securities Gains (Losses), Net....        6,303     0.6         6,122     0.6     (3,768)       (0.5)
                                                    -------- -------         -----    ----  ----------      ------
                                                     573,616    53.6       498,088    47.7    175,214        21.1
                                                    -------- -------         -----    ----  ----------      ------
Held to Maturity Portfolio:
  U.S. Treasury notes:
    Matures within 1 year......................          944     0.1         1,577     0.2      3,318         0.4
    Matures over 1 within 5 years..............           --      --         8,262     0.8     19,567         2.4
  U.S. Government Agency:
    Matures within 1 year......................        6,867     0.6         1,003     0.1         --          --
       Matures over 1 within 5 years...........       28,089     2.6        39,868     3.8     61,822         7.5
    Matures over 5 through 10 years............          499     0.1           999     0.1      1,000         0.1
  Corporate Bonds and Notes:
    Matures within 1 year. . . . ..............          301     0.0            --      --        702         0.1
    Matures over 1 within 5 years..............        1,176     0.1         2,555     0.2      2,564         0.3
    Matures over 5 through 10 years............           --      --           330     0.0        418         0.1
    Matures over 10 years......................          100     0.0            --      --         --          --
  Mortgage Backed Securities:
    FHLMC......................................       31,013     2.1        42,877     4.1     87,650        10.6
    FNMA ......................................       22,180     2.9        31,785     3.0    167,254        20.2
    GNMA.......................................        1,309     0.1         1,622     0.2      1,919         0.2
    Collateralized Mortgage Obligations              345,153    32.3       370,762    35.5    283,861        34.2
    Other Mortgage Backed Securities                      --      --           308     0.0        374         0.0
                                                     -------  -------   ----------  ------    -------      ------
                                                     437,631     40.9      501,948    48.0    630,449        76.1
                                                    --------  -------   ----------   -----    -------      ------
Total....................................         $1,070,578    100.0%   1,044,640   100.0%   828,758       100.0%
                                                   =========  =======   ==========   =====    =======      ======


         The average remaining life of the securities portfolio, exclusive of equity securities with no maturity, is 22.6 and 14.8 years at December 31, 1996 and 1995, respectively. Although the stated final maturity of these obligations are long-term, the weighted average life generally is much shorter due to prepayments of principal.

         The following table sets forth the contractual maturities of Webster's securities and mortgage-backed securities at December 31, 1996 and the weighted average yields of such securities.

                                                            Due                  Due
                                      Due             After One, But       After Five, But             Due
                                Within One Year      Within Five Years     Within 10 Years       After 10 Years
                              ------------------    ------------------   ------------------   -----------------
                                        Weighted              Weighted             Weighted               Weighted
                                         Average               Average              Average                Average
                                Amount    Yield       Amount    Yield      Amount    Yield       Amount     Yield
                                ------    -----       ------    -----      ------    -----       ------     -----
                                                            (Dollars in thousands)

Interest-Bearing Deposits (a)  $     27    5.15%     $    --      -- %    $     --     --%    $   --          -- %

Trading Portfolio:
   Mortgaged-Backed Securities
   and Collateralized Mortage
   Obligations (b)............   27,849    7.32           --      --            --     --         31,482    6.45

Available For Sale Portfolio:
   U.S. Government Agency.....       --      --       12,974    5.73            --     --             --      --
   Mutual Funds. . . .........       --      --           --      --            --     --          7,236    5.92
   Equity Securities..........       --      --           --      --            --     --         25,225      --
   Corporate Bonds and Notes         --      --           --      --         2,489   6.08             --      --
   U.S. Treasury Notes........       --      --        2,544    7.01            --     --             --      --
   Mortgaged-Backed Securities
     and Collateralized Mortgage
     Obligations (b)..........       --      --       43,064    5.72         4,714   8.50        445,331    6.57

Held to Maturity Portfolio:
   U.S. Treasury Notes  ......      944    3.38           --      --            --     --             --      --
   U.S. Government Agencies       6,867    9.29       28,089    5.64           499   6.40             --      --
   Corporate Bonds and Notes        301    7.39        1,176    5.87            --     --            100    7.98

FHL Bank Stock................       --      --           --      --            --     --         30,039    6.40
Mortgage-Backed Securities
  and Collateralized Mortgage
  Obligations (b).............    4,285    7.51       10,450    5.63         2,075   7.96        382,845    7.35
                               --------    ----       --------  ----        ------   ----      ----------   ----

     Totals................... $ 40,273    5.99%    $ 98,297    5.72%     $  9,777   6.11%    $  922,258    6.74%
                               ========    ====     ========    ====       =======   ====      ==========   ====

(a)  Adjusted to a fully taxable equivalent basis.

(b) Although the stated final maturity of these obligations are long-term, the weighted average life generally is much shorter due to prepayments of principal.

Sources of Funds

         Deposits, loan repayments, securities maturities as well as earnings are the primary sources of the Bank's funds for use in its lending and investment activities. While scheduled loan repayments and securities payments are a relatively stable source of funds, deposit flows and loan prepayments are influenced by prevailing interest rates, money market and local economic conditions. The Bank also derives funds from FHL Bank advances and other borrowings as necessary when the cost of these alternative sources of funds are favorable.

         Webster's main sources of liquidity are dividends from the Bank and net proceeds from capital offerings and borrowings, while the main outflows are the payments of dividends to preferred and common stockholders, the payment of interest to holders of Webster's 8 3/4% Senior Notes and repurchases of Webster's common stock.

         Webster attempts to control the flow of funds in its deposit accounts according to its need for funds and the cost of alternative sources of funds. Webster controls the flow of funds primarily by the pricing of deposits, which is influenced to a large extent by competitive factors in its market area while adhering to overall asset-liability management strategies.

         Deposit Activities. Webster has developed a variety of innovative deposit programs that are designed to meet depositors needs and attract both short-term and long-term deposits from the general public. Webster's checking account programs offer a full line of accounts with varying features that include both regular non-interest bearing accounts and interest bearing account types. The Webster's savings account programs includes both statement and passbook accounts, money market savings, special goal savings, club accounts and certificate of deposit accounts for both regular and IRA savings purposes that offer a range of short and long term maturities options. Webster's checking and savings deposit accounts have several features that include: ATM Card and Check Card use, direct deposit, combined statements, 24 hour automated telephone banking services and overdraft protection.

         Webster receives retail and commercial deposits through its 78 full service banking offices. Webster relies primarily on competitive pricing policies and effective advertising to attract and retain deposits while emphasizing the objectives of quality customer service and customer convenience. The WebsterOne Account is a banking relationship that affords customers the opportunity to avoid fees, earn premium rates on savings and simplify their bookkeeping with one combined account statement that links account balances. Webster's Check Card can be used at over twelve million Visa merchants worldwide to pay for purchases with money in a linked checking account. The Check Card also serves as a ATM Card for receiving cash, for deposits and processing transfers, and to obtain account balances 24 hours per day. Customer services also include ATM facilities that use state-of-the-art technology with membership in NYCE and PLUS networks and provide 24 hour access to linked accounts. The Bank's First Call telephone banking service provides automated customer access to account information 24 hours per day, seven days per week and also to service representatives at certain established hours. Customers can transfer account balances, process stop payments and address changes, place check reorders, open deposit accounts, inquire about account transactions and request general information about Webster's products and services. Webster's services provide for automatic loan payment features from its accounts as well as for direct deposit of Social Security, payroll, and other retirement benefits. Webster has not used brokers to obtain deposits.

         The following table sets forth the deposit accounts of Webster in dollar amounts and as percentages of total deposits at the dates indicated.

                                                                               At December 31,
                                                      --------------------------------------------------------------------
                                                                    1996                                1995
                                                      --------------------------------     -------------------------------
                                                      Weighted                   % of      Weighted                 % of
                                                       average                   total      average                 total
                                                        rate       Amount      deposits      rate      Amount     deposits
                                                      ---------    ------      --------    ---------   ------     --------
                                                                           (Dollars in thousands)

Balance by account type:

  Demand deposits and NOW accounts..................     .93%       $606,716      19.6%      1.18%      $351,189      14.6

  Regular savings...................................    2.49         652,175      21.1       2.09        471,588      19.6

  Money market accounts.............................    3.76         101,552       3.3       4.03         87,371       3.6

  Certificate accounts..............................    5.37       1,735,433      56.0       5.59      1,490,054      62.2
                                                        ----       ---------      ----     ------   ------------   -------
     Total deposits.................................    3.84%     $3,095,876     100.0%      4.20%    $2,400,202     100.0%
                                                        ====      ==========     =====     ======   ============   =======

                                                             At December 31,
                                                      --------------------------------
                                                                   1994
                                                      --------------------------------
                                                      Weighted                  % of
                                                       average                  total
                                                        rate      Amount      deposits
                                                      ---------   ------      --------


Balance by account type:

  Demand deposits and NOW accounts.................      .98%      $327,094      13.4%

  Regular savings..................................     2.09        561,196      23.1

  Money market accounts............................     4.89        125,987       5.2

  Certificate accounts.............................     4.62      1,417,668      58.3
                                                      ------    -----------   -------
     Total deposits................................     3.56%    $2,431,945     100.0%
                                                      ======    ===========   =======

                                       19

         Maturity information regarding Webster's deposit accounts of $100,000 or more at December 31, 1996 is shown below.

      Total
    Deposits                             Over              Over
       of                            Three Months       Six Months
    $100,000        Three Months        through           through           Over           % of Total
     or more          or less         Six Months         One Year         One Year          Deposits
   -----------      ------------     ------------       ----------        --------         ---------
                                         (Dollars in thousands)

    $153,709           $37,697          $41,701           $39,387          $34,924            4.96%


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

         The Bank used FHL Bank advances as an alternative source of funds to deposits in order to fund its lending activities when it determines that it can profitably invest the borrowed funds over their term. At December 31, 1996, the Bank had outstanding FHL Bank advances of $407.7 million and other borrowings in the amount of $170.0 million at December 31, 1995.

         The following table sets forth certain information as to the Bank's FHL Bank short-term borrowings at the dates and for the years indicated.

                                                                                   At December 31,
                                                                        1996            1995             1994
                                                                        ----            ----             ----
                                                                               (Dollars in thousands)
Average amount outstanding during the period:
  FHL Bank short-term advances.....................................    $274,596      $ 268,563         $ 261,133
Amount outstanding at end of period:
  FHL Bank short-term advances.....................................     247,034        209,401           232,000
  Highest month end balance of short-term FHL Bank
  borrowings.......................................................     366,000        379,713           387,887
  Weighted average interest rate of short-term FHL Bank
  borrowings at end of period......................................        5.77%          6.09%             5.92%
  Weighted average interest rate of short-term FHL Bank
  borrowings during the period.....................................        5.61%          6.13%             4.69%

During 1996, reverse repurchase agreement transactions were also used as a source of short-term borrowings. The Bank uses reverse repurchase agreements when the cost of such borrowings is favorable as compared to other funding sources.

  The following table sets forth certain information as to the Bank's reverse repurchase agreement short-term borrowings at the dates and for the years indicated.

                                                                                   At December 31,
                                                                        1996            1995             1994
                                                                        ----            ----             ----
                                                                               (Dollars in thousands)
Average amount outstanding during the period:
  reverse repurchase short-term agreements.........................    $129,166      $ 37,830              N/A
Amount outstanding at end of period:
  reverse repurchase short-term agreements.........................      77,585       126,884              N/A
  Highest month end balance of short-term
  borrowings.......................................................     180,704       126,884              N/A
  Weighted average interest rate of reverse repurchase
  agreement short-term borrowings at end of period.................        5.51%         5.80%             N/A
  Weighted average interest rate of repurchase
  agreement short-term borrowings during the period................        5.52%         5.91%             N/A

There were no reverse repurchase agreements transacted in 1994.


Bank Subsidiaries


         At December 31, 1996, the Bank's direct investment in its service corporation subsidiary totaled $462,000. As of December 31, 1996, the activities of such service corporation subsidiary consisted primarily of the selling of mutual funds and annuities through a third party provider. The service corporation receives a portion of the sales commissions generated and rental income for the office space leased to the provider. The Bank also has an operating subsidiary, the primary function of which is to dispose of other real estate owned. At December 31, 1996 the Bank's direct investment in the operating subsidiary was $1.3 million.

Employees

         At December 31, 1996, Webster had 1,057 employees (including 192 part-time employees), none of whom were represented by a collective bargaining group. Webster maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan, an employee investment plan and an employee stock ownership plan. Management considers Webster's relations with its employees to be good.


Market Area And Competition

         The Bank is headquartered in Waterbury, Connecticut (New Haven County) and conducts business from its home office in downtown Waterbury and 78 branch offices in Waterbury, Southbury, Ansonia, Bethany, Oxford, Cheshire, Prospect, Branford, Derby, East Haven, Hamden, Madison, Milford, Naugatuck, New Haven,
North Haven, Orange and West Haven (New Haven County), Watertown (Litchfield County), Fairfield, Southbury, Stratford, Trumbull and Shelton (Fairfield
County), and Avon, Suffield, East Windsor, Bristol, Plainville, Terryville, Enfield, Windsor Locks, Berlin, East Hartford, Farmington, Glastonbury, Hartford, Manchester, New Britain, Newington, Simsbury, West Hartford, Rocky Hill, Seymour, Wethersfield and Southington (Hartford County) and Cromwell and Middletown (Middlesex County). Waterbury is approximately 30 miles southwest of Hartford and is located on Route 8 midway between Torrington and the New Haven and Bridgeport metropolitan areas. Most of the Bank's depositors live, and most of the properties securing its mortgage loans are located, in the same area or the adjoining counties. The Bank's market area has a diversified economy with the workforce employed primarily in manufacturing, financial services, health care, industrial and technology companies.

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

Regulation

         Webster, as a savings and loan holding company, and Webster bank, as a federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OTS as their primary federal regulator. Webster Bank is also subject to regulation, supervision and examination by the FDIC and as to certain matters by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). See "Management's Discussion and Analysis" and "Notes to Consolidated Financial Statements" as to the impact of certain laws, rules and regulations on the operations of the Corporation and Webster Bank. Set forth below is a description of certain regulatory developments.

         As discussed in Management's Discussion and Analysis, legislation was enacted in September 1996 to address the undercapitalization of the SAIF of the FDIC (the "SAIF Recapitalization Legislation"). Legislation also was enacted in 1996 which repeals Section 593 of the Internal Revenue Code of 1986, as amended (the "IRC") under which qualified savings institutions calculated their bad debt deduction for federal income tax purposes.

         The SAIF Recapitalization Legislation, in addition to providing for a special assessment to recapitalize the insurance fund, also contemplated the merger of the SAIF with the BIF of which Webster Bank is a member, and which generally insures deposits in national and state-chartered banks. The combined deposit insurance fund, which would be formed no earlier than January 1, 1999, would insure deposits at all FDIC insured depository institutions. As a condition to the combined insurance fund, however, no insured depository institution can be chartered as a savings association (such as Webster Bank). The Secretary of the Treasury is required to report to the Congress no later than March 31, 1997 with respect to the development of a common charter for all insured depository institutions. If legislation with respect to the development of a common charter is enacted, Webster Bank may be required to convert its federal charter to either a new federal type of bank charter or state depository institution charter. Such future legislation also may result in the Corporation becoming regulated as a bank holding company by the Federal Reserve board rather than a savings and loan holding company regulated by the OTS. Regulation by the Federal Reserve Board could subject the Corporation to capital requirements that are not currently applicable to the Corporation as a holding company under OTS regulation and may result in statutory limitations on the type of business activities in which the Corporation may engage at the holding company level, which business activities currently are not restricted. The Corporation and Webster Bank are unable to predict whether such legislation will be enacted.

         The SAIF Recapitalization Legislation also contains several provisions augmenting the Bank's commercial lending authority, provided that any loans in excess of 10% of assets are used for small business loans. The qualified thrift lender test that Webster bank must comply with was amended to provide that small business, credit card and student loans can be included without any limit, and that the Bank can qualify as a qualified thrift lender by meeting either the test set forth in the Home Owners' Loan Act or under the definition of a domestic building and loan association as defined under the IRC. Webster Bank does not expect such provisions to materially impact its operations.

         During  1996,  the  OTS  continued  its  comprehensive  review  of  its regulations to eliminate duplicative, unduly burdensome and unnecessary regulation. Revised lending and investments regulations impose general safety and soundness standards, and also provide that commercial loans made by a service corporation of a savings association will be exempted from an institutions's overall 10% limit on commercial loans. The OTS revised subsidiary and equity investment regulations to include an expanded list of pre-approved service corporation activities. The revised corporate governance regulation is intended to provide greater flexibility with respect to corporate governance of federal savings institutions, such as Webster Bank.

         The OTS also converted its policy statement on conflicts of interest to a regulation that is intended to be based upon common law principles of "duty of loyalty" and "duty of care". The new conflicts regulation provides that directors, officers, employees, persons having the power to control the management or policies of savings associations, and other persons who owe fiduciary duties to savings institutions will be prohibited from advancing their own personal or business interests, or those of others, at the expense of the institutions they serve. The OTS also clarified that "persons having the power to control the management or policies of savings associations" includes holding companies such as the Corporation. The OTS corporate opportunity regulations and policy statements also were eliminated and replaced with a standard similar to common law standards governing usurpation of corporate opportunity.

Taxation

         Federal. Webster, on behalf of itself and its subsidiaries, files a calendar tax year consolidated federal income tax return. Webster and its subsidiaries report their income and expenses using the accrual method of accounting. Tax law changes were enacted in August 1996 to eliminate the "thrift bad debt" method of calculating bad debt deductions for tax years after 1995 and to impose a requirement to recapture into taxable income (over a six-year period) all bad debt reserves accumulated after 1987. Since Webster previously recorded a deferred tax liability with respect to these post 1987 reserves, its total tax expense for financial reporting purposes will not be affected by the recapture requirement. The tax law changes also provide that taxes associated with the recapture of pre-1988 bad debt reserves would become payable under more limited circumstances than under prior law. Under the tax laws, as amended, events that would result in recapture of the pre-1988 bad debt reserves include stock and cash distributions to the holding campany from the Bank in excess of specified amounts. Webster does not expect such reserves recaptured to be into taxable income. At December 31, 1996 Webster had pre-1988 reserves of approximately $16.4 million.

         Depending on the composition of its items of income and expense, a savings institution may be subject to the alternative minimum tax. For tax years beginning after 1986, a savings institution must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain adjustments and increased by certain tax preferences, including depreciation deductions in excess of those allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and, for tax years after 1989, 75% of the excess of adjusted current earnings over AMTI. AMTI may be reduced only up to 90% by net operating loss carryovers, but the payment of alternative minimum tax will give rise to a minimum tax credit which will be available with an indefinite carryforward period, to reduce federal income taxes of the institution in future years (but not below the level of alternative minimum tax arising in each of the carryforward years).

         Webster's federal income tax returns have been examined by the Internal Revenue Service for tax years through 1993.

         State. State income taxation is in accordance with the corporate income tax laws of the State of Connecticut and other states on an apportioned basis. For the State of Connecticut, the Bank and its subsidiaries are required to pay taxes under the larger of two methods but no less than the minimum tax of $250 per entity. Method one is 10.75% (scheduled to decrease to 7.5% by 2000) of the year's taxable income (which, with certain exceptions, is equal to taxable income for federal purposes) or method two, (additional tax on capital) an amount equal to 3 and 1/10 mills per dollar on its average capital and a special rule for banks to calculate its additional tax base is an amount equal to 4% of the amount of interest or dividends credited by the Bank on savings accounts of depositors or account holders during the preceding taxable year, provided that, in determining such amount, interest or dividends credited to the savings account of a depositor or account holder are deemed to be the lesser of the actual interest or dividends credited or the interest or dividend that would have been credited if it had been computed and credited at the rate of one-eighth of 1% per annum.

Item 2. Properties At December 31, 1996, Webster had 28 banking offices in New Haven County, 29 banking offices in Hartford County, three banking offices in Fairfield County, two banking offices in Litchfield County and two banking offices in Middlesex County.

         The following table sets forth certain information concerning the banking offices of Webster at December 31, 1996.


                                                                                      Lease             Lease
                                                   Year            Owned or        Expiration          Renewal
Location                                          Opened            Leased            Date             Option

Webster Plaza, Waterbury, CT                       1978              Owned             --                --
Naugatuck Valley Mall, Waterbury, CT               1969             Leased            2000               --
Chase Avenue at Wigwam Ave, Waterbury, CT          1976             Owned              --                --
364 Reidville Drive, Waterbury, CT                 1976         Building-Owned         --                --
                                                                  Land-Leased         1997               --
670 Wolcott Street, Mattatuck Plaza,               1984         Building-Owned         --                --
Waterbury, CT                                                     Land-Leased         2004       One 10-year option
656 Main Street, Watertown, CT                     1959              Owned             --                --
544 Straits Turnpike, Watertown, CT                1985             Leased            1998      Three 5-year options
Southbury Plaza, Southbury, CT                     1979             Leased            2004       One 10-year option
45 Waterbury Road, Prospect, CT                    1988              Owned             --                --
359 Queen Street, Southington, CT                  1989             Leased            1997        One 5-year option
145 Highland Avenue, Cheshire, CT                  1990             Leased            2005        One 5-year option
66 North Main Street, Suffield, CT                 1991              Owned             --                --
6 National Drive, Windsor Locks, CT                1991             Leased            1999        One 3-year option
24 Dexter Plaza, Windsor Locks, CT                 1991             Leased            1998        One 5-year option
561 Hazard Avenue, Enfield, CT                     1991              Owned             --                --
Route 140, East Windsor, CT                        1991             Leased             --        Monthly Negotiated
1 South Main Street, Branford, CT                  1992              Owned             --                --
922 South Main St., Cheshire, CT                   1992         Building-Owned         --                --
                                                                  Land-Leased         2013       Two 33-year options
630 New Haven, Ave., Derby, CT                     1992             Leased            2001       Five 5-year options
260 Main Street, East Haven, CT                    1992              Owned             --                --
1177 Post Road, Fairfield, CT                      1992              Owned             --                --
2290 Whitney Ave., Hamden, CT                      1992              Owned             --                --
5 Helen St., Hamden, CT                            1992              Owned             --                --
1227 Whitney Ave., Hamden, CT                      1992              Owned             --                --
100 Broad St., Milford, CT                         1992              Owned             --                --
314 Merwin Ave., Milford, CT                       1992              Owned             --                --
80 Elm St., New Haven, CT                          1992              Owned             --                --
894 Whalley Ave., New Haven, CT                    1992              Owned             --                --
70 Washington Ave., North Haven, CT                1992             Leased            2009      Three 5-year options
247 Boston Post Rd., Orange, CT                    1992              Owned             --                --
534 Campbell Ave., West Haven, CT                  1992              Owned             --                --
28 Durham Rd., Madison, CT                         1995             Leased            2000        One 5-year option
733 Rubber Avenue, Naugatuck, CT                   1994         Building-Owned         --                --
                                                                  Land-Leased         2087               --
575 Farmington Ave., Bristol, CT*                  1994             Leased            2001        One 5-year option
647 Farmington Ave., Bristol, CT                   1994             Leased            2007        One 10-year option
761 Pine St., Forestville, CT                      1994             Leased              --       Monthly Negotiated
150 Main St., Bristol, CT                          1994              Owned             --                --
51 East Main Street, Plainville, CT                1994              Owned             --                --
North Riverside Avenue, Terryville, CT             1994              Owned             --                --
375 Bridgeport, Shelton, CT                        1995              Owned             --                --
75 Tremont Street, Ansonia, CT                     1995              Owned             --                --
200 Division Street, Ansonia, CT                   1995              Owned             --                --
696 Amity Road, Bethany, CT                        1995              Owned             --                --
60 Oxford Road, Oxford, CT                         1995              Owned             --                --
427 Howe Avenue, Shelton, CT                       1995              Owned             --                --
40 Webster Square, Berlin CT                       1996              Owned             --                --
5 Coles Road, Cromwell, CT                         1996             Leased            2004               --
1085 Main Street, East Hartford, CT                1996              Owned             --                --
50 Freshwater Blvd., Enfield, CT                   1996             Leased            2009        One 6-year option
High Street, Farmington, CT                        1996             Leased            1999               --





141 Hebron Avenue, Glastonbury, CT                 1996              Owned             --                --
185 Asylum Avenue, Hartford, CT                    1996             Leased            1998       Two 5-year options
410 Homestead Avenue, Hartford, CT                 1996              Owned             --                --
655 Wethersfield Avenue, Hartford, CT              1996             Leased            1997        One 5-year option
320 Middle Turnpike, Manchester, CT                1996             Leased            2002        One 5-year option
363 Main Street, Middletown, CT                    1996              Owned             --                --
741 West Main Street, New Britain, CT              1996              Owned             --                --
3180 Berlin Turnpike, Newington, CT                1996             Leased            1999               --
690 Hopmeadow Street, Simsbury, CT                 1996              Owned             --                --
132 Main Street, Southington, CT                   1996              Owned             --                --
1114 New Britain Ave., West Hartford, CT           1996             Leased            2000       Three 3-year options
65 La Salle Road, West Hartford, CT                1996             Leased            2002               --
1039 Silas Deane Hwy., Wethersfield, CT            1996             Leased            2000       One 5-year option
270 Broad Street, Windsor, CT                      1996              Owned             --                --
371 East Main Street, Middletown, CT *             1996             Leased            2021       One 10-year option

* Drive thru facility only



     The total net book value of properties and furniture and fixtures owned and used for offices at December 31, 1996 was $33.5 million, which includes the aggregate net book value of leasehold improvements on properties used for offices of $2.0 million at that date.

Item 3.  Legal Proceedings

         At December 31, 1996, there were no material pending legal proceedings, other than ordinary routine litigation to its business, to which Webster was a party or to which any of its property was subject.

Item 4.  Submission Of Matters To A Vote Of Security Holders

             Not Applicable

                                     PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

         The common stock of Webster is traded over-the-counter on the Nasdaq National Market System under the symbol "WBST."

         The following table shows dividends declared and the market price per share by quarter for 1996 and 1995. Webster increased its quarterly dividend to $.18 per share in August 1996.

                                                                Common Stock (Per Share)
                                                   Cash                           Market Price
                                                 Dividends                                             End of
                                                 Declared             Low             High             Period

1996:
    Fourth...................................    $  .18             $   33 1/2       $  38 1/4       $   36 3/4
    Third....................................       .18                 28              35 3/4           35 1/4
    Second...................................       .16                 26 3/4          29 3/8           28
    First....................................       .16                 27 1/2          30 1/4           28

1995:
    Fourth...................................    $  .16             $   24 1/2       $  29 1/2       $   29 1/2
    Third....................................       .16                 23              31               26 1/4
    Second...................................       .16                 21 1/4          26               23 7/8
    First....................................       .16                 18              22 1/4           21 1/4



         Payment of dividends from Webster Bank to Webster is subject to certain regulatory and other restrictions. Payment of dividends by Webster on its stock is subject to various restrictions, none of which is expected to limit any dividend policy which the Board of Directors may in the future decide to adopt. Under Delaware law, Webster may pay dividends out of surplus or, in the event there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Dividends may not be paid out of net profits, however, if the capital of Webster has been diminished to an amount less than the aggregate amount of capital represented by all classes of preferred stock.

Item 6.  Selected Financial Data

         Selected financial data for the five years ended December 31, 1996, consisting of data captioned "Selected Consolidated Financial and Other Data" on Page 2 of the Corporation's 1996 Annual Report to Shareholders, is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 15 to 25 of the Corporation's 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The required information is incorporated herein by reference from Pages 26 to 58 of the Corporation's 1996 Annual Report to Shareholders.

Item 9.  Disagreements on Accounting and Financial Disclosures.

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

Item 11.  Executive Compensation

         Information regarding compensation of executive officers and directors is omitted from this Report as the Corporation has filed a definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and the information included therein (excluding the Personnel Resources Committee Report on Executive Compensation and the Comparative Company Performance information) is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)(1) The following consolidated financial statements of the Registrant and its subsidiary included in its Annual Report to Shareholders for the year ended December 31, 1996, are incorporated herein by reference in Item
8. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.

     Consolidated Statements of Condition - December 31, 1996 and 1995

     Consolidated Statements of Income - Years Ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows -Years Ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1996, 1995 and 1994

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

         (a)(3) The following exhibits are either filed as part of this Report or are incorporated herein by reference; references herein to First Federal Bank now mean Webster Bank:

Exhibit No. 3.  Certificate of Incorporation and Bylaws.

     3.1          Restated Certificate of Incorporation.

     3.2          Certificate   of   Amendment   of  Restated   Certificate   of
                  Incorporation.

     3.3          Certificate  of  Designation   for  the  Series  A  Cumulative
                  Perpetual Preferred Stock.

     3.4 Certificate of Designation for the Series B 7 1/2% Cumulative Convertible Preferred Stock.

     3.5 Certificate of Designation for the Series C Participating Preferred Stock.

     3.6          Certificate   of   Amendment   to  Restated   Certificate   of
                  Incorporation.

     3.7 Bylaws of Registrant (incorporated by reference to Exhibit 3.5 to the Corporation's Form 10-K filed on March 31, 1995).


Exhibit No. 10.  Material Contracts.

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

     10.3 Amendment No. 1 to 1992 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Corporation's Form 10-K filed on March 31, 1994).

     10.4         Short-term   Incentive   Compensation  Plan  (incorporated  by
                  reference to Exhibit 10.4 to the Corporation's Form 10-K filed on March 31, 1995).

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

         10.8 First Federal Bank Deferred Compensation Plan for Directors and Officers, effective December 7, 1987 (incorporated herein by reference to Exhibit 10(1) to the Corporation's Form 10-K filed on March 29, 1988).

         10.9 Form of Supplemental Retirement Plan for Harold W. Smith (incorporated herein by reference to Exhibit 10(j) to the Corporation's Form 10-K filed on March 29, 1988).

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

         10.15 Form of Incentive Stock Option Agreement (for employees with severance agreements) (incorporated by reference to Exhibit
                  10.16 to the Corporation's Form 10-K filed on March 31, 1994).

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

         10.22 Form of Incentive Stock Option Agreement (for employees) (revised)(incorporated by reference to Exhibit 10.22 to the Corporation's Form 10-K filed on March 31, 1995)
 .
         10.23 Form of Nonqualified Stock Option Agreement (for employees with employment agreements) (revised) (incorporated by reference to Exhibit 10.23 to the Corporation's Form 10-K filed on March 31, 1995).

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

         10.28 Amendment to Consulting Agreement, dated as of January 1, 1997, among Webster Bank, the Corporation and Harold W. Smith.


         10.29 Employment Agreement among Webster Bank, the Corporation and James C. Smith, dated as of January 1, 1997.

         10.30 Employment Agreement among Webster Bank, the Corporation and Lee A. Gagnon, dated as of January 1, 1997.

         10.31 Employment Agreement among Webster Bank, the Corporation and John V. Brennan, dated as of January 1, 1997.

         10.32 Employment Agreement among Webster Bank, the Corporation and Ross M. Strickland, dated as of January 1, 1997.

         10.33 Employment Agreement among Webster Bank, the Corporation and Peter K. Mulligan.

         10.34 Employment Agreement between the Corporation, First Federal Bank and Gary M. MacElhiney, dated as of January 1, 1995 (incorporated by reference to Exhibit 10.32 to the Corporation's Form 10-K filed on March 31, 1995).

         10.35 Severance Payment Agreement among the Corporation, First Federal Bank and Peter K. Mulligan, dated as of April 17, 1995 (incorporated herein by reference to Exhibit 10.38 from the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

         10.36 Purchase and Assumption Agreement among FDIC, Receiver of Suffield Bank, FDIC and First Federal Bank, dated September 6, 1991 (incorporated herein by reference to Exhibit 10(m) from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

         10.37 Indemnity Agreement between FDIC and First Federal Bank dated as of September 6, 1991 (incorporated herein by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

         10.38 Purchase and Assumption Agreement among the FDIC, in its corporate capacity as receiver of First Constitution Bank, First Federal Bank and the FDIC, dated as of October 2, 1992 (incorporated herein by reference from the Registrant's Form 8-K filed on October 19, 1992).

         10.39 Amendment No. 1 to Purchase and Assumption Agreement, dated as of August 8, 1994, between the FDIC and First Federal
                  (incorporated by reference to Exhibit 10.36 to the Corporation's Form 10-K filed on March 31, 1995).

         10.40 Indenture, dated as of June 15, 1993, between the Corporation and Chemical Bank, as Trustee, relating to the Corporation's Senior Notes due 2000 (incorporated herein by reference to Exhibit 99.5 to the Corporation's Form 8-K/A filed on November 10, 1993).

         10.41 Junior Subordinated Indenture, dated January 29, 1997 between the Corporation and the Bank of New York as Trustee, relating to the Corporation's Junior Subordinated Deferrable Interest Debentures.

Exhibit No. 13.   Annual Report to Shareholders.

Exhibit No. 21.   Subsidiaries.

Exhibit No. 24.   Consent of KPMG Peat Marwick LLP.

Exhibit No. 27.   Financial Data Schedule.

         (b) The following current reports on Form 8-K or amendments thereto on Form 8 were filed by the Registrar during the last quarter of fiscal year 1996

                (i) Current Report on Form 8-K dated October 10, 1996 (ii) Current Report on Form 8-K dated November 26, 1996

         (c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

         (d)    Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WEBSTER FINANCIAL CORPORATION
                                         Registrant

                                   BY:   /s/ James C. Smith
                                         ----------------------------
                                         James C. Smith, Chairman
                                          and Chief Executive Officer

                                   Date:  March 27, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities noted as of March 27, 1996.


By:      /s/ John V. Brennan
         --------------------------------------
         John V. Brennan, Executive Vice President,
         Chief Financial Officer and Treasurer


By:      /s/ Peter J. Swiatek
         --------------------------------------
         Peter J. Swiatek
         Controller


By:      /s/ Harold W. Smith
         --------------------------------------
         Harold W. Smith
         Director


By:      /s/ Joel S. Becker
         --------------------------------------
         Joel S. Becker
         Director


By:      /s/ O. Joseph Bizzozero, Jr.
         --------------------------------------
         O. Joseph Bizzozero, Jr.
         Director

By:      /s/ Walter R. Griffin
         --------------------------------------
         Walter R. Griffin
         Director


By:      /s/ Robert A. Finkenzeller
         --------------------------------------
         Robert A. Finkenzeller
         Director


By:      /s/ Marguerite F. Waite
         --------------------------------------
         Marguerite F. Waite
         Director


By:      /s/ J. Gregory Hickey
         --------------------------------------
         J. Gregory Hickey
         Director


By:      /s/ John. J. Crawford
         --------------------------------------
         John J. Crawford
         Director

By:      /s/ Harry P. DiAdamo, Jr.
         --------------------------------------
         Harry P. DiAdamo, Jr.
         Director

By:      /s/ C. Michael Jacobi
         --------------------------------------
         C. Michael Jacobi
         Director

By:      /s/ Achille Apicella
         --------------------------------------
         Achille Apicella
         Director

                                 EXHIBIT INDEX*

Number                                           Description

         3.1      Restated Certificate of Incorporation.

         3.2      Certificate   of   Amendment   of  Restated   Certificate   of
                  Incorporation.

         3.3      Certificate  of  Designation   for  the  Series  A  Cumulative
                  Perpetual Preferred Stock.

         3.4 Certificate of Designation for the Series B 7 1/2% Cumulative Convertible Preferred Stock.

         3.5 Certificate of Designation for the Series C Participating Preferred Stock.

         3.6      Certificate   of   Amendment   to  Restated   Certificate   of
                  Incorporation.

         3.7 Bylaws of Registrant (incorporated by reference to Exhibit 3.5 to the Corporation's Form 10-K filed on March 31, 1995).

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

         10.3 Amendment No. 1 to 1992 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Corporation's Form 10-K filed on March 31, 1994).

         10.4     Short-term   Incentive   Compensation  Plan  (incorporated  by
                  reference to Exhibit 10.4 to the Corporation's Form 10-K filed on March 31, 1995).

         10.5     Long-Term   Incentive   Compensation  Plan   (incorporated  by
                  reference to Exhibit 99.6 to the Corporation's Form 8-K/A filed on November 10, 1993).

         10.6     Performance  Incentive  Plan  (incorporated  by  reference  to
                  Exhibit 10.6 to the Corporation's Form 10-K filed on March 31,
                  1995).

         10.7 Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 1989 (incorporated by reference to Exhibit
                  10.7 to the Corporation's Form 10- K filed on March 31, 1995).

         10.8 First Federal Bank Deferred Compensation Plan for Directors and Officers, effective December 7, 1987 (incorporated herein by reference to Exhibit 10(1) to the Corporation's Form 10-K filed on March 29, 1988).

         10.9 Form of Supplemental Retirement Plan for Harold W. Smith (incorporated herein by reference to Exhibit 10(j) to the Corporation's Form 10-K filed on March 29, 1988).

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

         10.14 Form of Incentive Stock Option Agreement (for employees with employment agreements).(incorporated by reference to Exhibit
                  10.15 to the Corporation's Form 10-K filed on March 31, 1994).

         10.15 Form of Incentive Stock Option Agreement (for employees with severance agreements)(incorporated by reference to Exhibit
                  10.16 to the Corporation's Form 10-K filed on March 31, 1994).

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

         10.28 Amendment to Consulting Agreement, dated as of January 1, 1997, among Webster Bank, the Corporation and Harold W. Smith.

         10.29    Employment Agreement among Webster Bank, the Corporation   and
                  James C. Smith,  dated as of January 1, 1997.

         10.30    Employment Agreement among Webster Bank, the Corporation   and
                  Lee A. Gagnon, dated as of January 1, 1997.

         10.31    Employment Agreement among Webster Bank, the Corporation   and
                  John V. Brennan, dated as of January 1, 1997.

         10.32    Employment Agreement among Webster Bank, the Corporation   and
                  Ross M. Strickland, dated as of January 1, 1997.

         10.33 Employment Agreement among Webster Bank, the Corporation and Peter K. Mulligan.

         10.34 Employment Agreement among the Corporation, First Federal Bank and Gary M. MacElhiney, dated as of January 1, 1995 (incorporated by reference to Exhibit 10.32 to the Corporation's Form 10-K filed on March 31, 1995).

         10.35 Severance Payment Agreement among the Corporation, First Federal Bank and Peter K. Mulligan, dated as of April 17,
                  1995(incorporated herein by reference to Exhibit 10.38 from the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

         10.36 Purchase and Assumption Agreement among FDIC, Receiver of Suffield Bank, FDIC and First Federal Bank, dated September 6, 1991 (incorporated herein by reference to Exhibit 10(m) from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

         10.37 Indemnity Agreement between FDIC and First Federal Bank dated as of September 6, 1991 (incorporated herein by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

         10.38 Purchase and Assumption Agreement among the FDIC, in its corporate capacity as receiver of First Constitution Bank, First Federal Bank and the FDIC, dated as of October 2, 1992 (incorporated herein by reference from the Registrant's Form 8-K filed on October 19, 1992).

         10.39 Amendment No. 1 to Purchase and Assumption Agreement, dated as of August 8, 1994, between the FDIC and First Federal
                  (incorporated by reference to Exhibit 10.36 to the Corporation's Form 10-K filed on March 31, 1995).

         10.40 Indenture, dated as of June 15, 1993, between the Corporation and Chemical Bank, as Trustee, relating to the Corporation's Senior Notes due 2000 (incorporated herein by reference to Exhibit 99.5 to the Corporation's Form 8-K/A filed on November 10, 1993).

         10.41 Junior Subordinated Indenture, dated January 29, 1997 between the Corporation and the Bank of New York as Trustee, relating to the Corporation's Junior Subordinated Deferrable Interest Debentures.


         13.      Annual Report to Shareholders.

         21.      Subsidiaries.

         24.      Consent of KPMG Peat Marwick LLP.

         27.      Financial Data Schedule.


* References herein to First Federal Bank now mean Webster Bank.