Form 10-Q
period 1997-03-31
WEBSTER FINANCIAL CORP
filed 1997-05-15
CIK 801337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ending March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________________ to __________________

Commission File Number: 0-15213
                        --------

                         WEBSTER FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              06-1187536
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

Webster  Plaza, Waterbury, Connecticut                            06720
---------------------------------------                         ----------
(Address of principal executive offices)                         (ZipCode)

                                 (203) 753-2921
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                              [X] Yes [ ] No


Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable date.


    Common Stock (par value $ .01)               11,981,452 Shares
    ------------------------------    ----------------------------------------
             (Class)                  Issued and Outstanding at May 8, 1997

 Webster Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------


                                      INDEX



                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION


     Consolidated  Statements  of  Condition at  March 31, 1997
       and December 31, 1996                                               3


     Consolidated Statements of Operations for the Three Months
       Ended March 31, 1997 and 1996                                       4


     Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 1997 and 1996                                       5


     Notes to Consolidated Financial Statements                            6


     Management's  Discussion  and  Analysis  of  Consolidated
       Financial Statements                                               10



PART II - OTHER INFORMATION                                               16



SIGNATURES                                                                17

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in Thousands, Except Share Data)

                                                                 MARCH 31,     DECEMBER 31,
ASSETS                                                             1997            1996
                                                                -----------    -----------
Cash and Due from Depository Institutions                       $    90,578    $   100,113
Interest-bearing Deposits                                            23,702             27
Securities: (Note 2)
   Trading at Fair Value                                             62,440         59,331
   Available for Sale, at Fair Value                              1,243,123        810,989
   Held to Maturity, (Market Value: $463,855 in 1997;
        $500,458 in 1996)                                           472,465        506,159
Loans Receivable, Net                                             3,431,896      3,384,465
Segregated Assets, Net                                               69,889         75,670
Accrued Interest Receivable                                          30,942         31,400
Premises and Equipment, Net                                          56,108         56,575
Foreclosed Properties, Net                                           13,519         12,991
Core Deposit Intangible                                              44,971         46,442
Prepaid Expenses and Other Assets                                    43,986         42,116
                                                                -----------    -----------
   Total Assets                                                 $ 5,583,619    $ 5,126,278
                                                                ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                        $ 4,054,179    $ 4,099,501
Federal Home Loan Bank Advances                                     660,945        510,130
Other Borrowings                                                    420,136        144,627
Advance Payments by Borrowers for Taxes and Insurance                11,953         28,447
Accrued Expenses and Other Liabilities                               52,869         51,480
                                                                -----------    -----------
   Total Liabilities                                              5,200,082      4,834,185
                                                                -----------    -----------

Corporation-Obligated Mandatorily Redeemable Capital
   Securities of Subsidiary Trust (Note 9)                          100,000             --
                                                                -----------    -----------

SHAREHOLDERS' EQUITY
Cumulative Convertible Preferred Stock, Series B, No shares
   issued and outstanding at March 31, 1997 and 98,084 shares
   issued and outstanding at December 31, 1996                           --              1
Common Stock, $.01 par value:
   Authorized - 30,000,000 shares;
   Issued - 12,003,116 shares at March 31, 1997 and
        12,142,555 shares at December 31, 1995                          120            120
Paid-in Capital                                                     153,541        171,766
Retained Earnings                                                   133,270        139,936
Less Treasury Stock at cost, 49,609 shares at March 31, 1997
   and 575,274 shares at December 31, 1996                           (1,710)       (18,801)
Less Employee Stock Ownership Plan Shares Purchased with Debt        (1,971)        (2,574)
Unrealized Gains on Securities, Net                                     287          1,645
                                                                -----------    -----------
   Total Shareholders' Equity                                       283,537        292,093
                                                                -----------    -----------
   Total Liabilities and Shareholders' Equity                   $ 5,583,619    $ 5,126,278
                                                                ===========    ===========

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share Data)
--------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                                1997        1996
                                                            --------    --------
 INTEREST INCOME:
 Loans and Segregated Assets                                $ 67,338    $ 62,608
 Securities and Interest-bearing Deposits                     24,688      21,571
                                                            --------    --------
   Total Interest Income                                      92,026      84,179
                                                            --------    --------

INTEREST EXPENSE:
Interest on Deposits                                          39,315      39,480
Interest on Borrowings                                        11,340       9,822
                                                            --------    --------
   Total Interest Expense                                     50,655      49,302
                                                            --------    --------

Net Interest Income                                           41,371      34,877
Provision for Loan Losses (Note 6)                             7,025       1,650
                                                            --------    --------
Net Interest Income After Provision for Loan Losses           34,346      33,227
                                                            --------    --------


NONINTEREST INCOME:
Fees and Service Charges                                       5,603       3,987
Gain on Sale of Loans and Loan Servicing, Net                    139         115
Gain on Sale of Securities, Net                                  398         582
Other Noninterest Income                                       1,165       1,050
                                                            --------    --------
   Total Noninterest Income                                    7,305       5,734
                                                            --------    --------

NONINTEREST EXPENSES:
Salaries and Employee Benefits                                14,596      13,380
Occupancy Expense of Premises                                  2,949       2,698
Furniture and Equipment Expenses                               2,701       1,905
Federal Deposit Insurance Premiums                               247         526
Foreclosed Property Expenses and Provisions, Net (Note 4)        437       1,393
Marketing Expenses                                             1,494       1,422
Core Deposit Intangible Amortization                           1,471         913
Non-recurring Expenses (Note 6)                               19,858         500
Capital Securities Expense                                     1,648          --
Other Operating Expenses                                       5,458       3,942
                                                            --------    --------
   Total Noninterest Expenses                                 50,859      26,679
                                                            --------    --------

Income (Loss) Before Income Taxes                             (9,208)     12,282
Income Tax (Benefit) Expense                                  (4,250)      4,594
                                                            --------    --------

NET INCOME (LOSS)                                             (4,958)      7,688
Preferred Stock Dividends                                         --         324
                                                            --------    --------
Net Income (Loss) Available to Common Shareholders          ($ 4,958)   $  7,364
                                                            ========    ========

Net Income (Loss) Per Common Share:
   Primary                                                  ($  0.41)   $   0.62
   Fully Diluted                                            ($  0.41)   $   0.60

Dividends Declared Per Common Share                          $  0.18    $   0.16

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In Thousands)
--------------------------------------------------------------------------------

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                             1997              1996
                                                                            ------            -----
OPERATING ACTIVITIES:
Net Income (Loss)                                                        $    (4,958)   $     7,688
Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided (Used) by Operating Activities:
   Provision for Loan Losses                                                   7,025          1,650
   Provision for Foreclosed Property Losses                                       63            650
   Provision for Depreciation and Amortization                                 2,171          1,501
   Amortization of Securities Premiums, Net                                     (118)           695
   Amortization of Hedging Costs, Net                                            652            101
   Amortization and Write-down of Core Deposit Intangible                      1,471            913
   Amortization of Mortgage Servicing Rights                                      97            191
   Gains on Sale of  Foreclosed Properties, Net                                 (151)          (348)
   Loans and Securities Gains, Net                                              (340)          (224)
   Gains on Trading Securities, Net                                             (197)          (473)
   (Increase) Decrease in Trading Securities                                  (5,579)         1,022
   Loans Originated for Sale                                                 (10,514)       (16,758)
   Sale of Loans, Originated for Sale                                         10,508         11,990
   Decrease in Interest Receivable                                               458            119
   Increase (Decrease) in Interest Payable                                       938           (878)
   Increase (Decrease) in Accrued Expenses and Other Liabilities, Net          3,118        (15,273)
   Decrease in Prepaid Expenses and Other Assets, Net                          1,316          1,958
                                                                         -----------    -----------
          Net Cash Provided (Used) by Operating Activ ties                     5,960         (5,476)
                                                                         -----------    -----------

INVESTING ACTIVITIES:
  Purchases of Securities, Available for Sale                               (503,762)       (13,714)
  Purchases of Securities, Held to Maturity                                   (5,949)       (44,362)
  Maturities of Securities                                                    15,002         28,781
  Proceeds from Sale of Securities, Available for Sale                        28,469        114,016
  Net (Increase) Decrease in Interest-bearing Deposits                       (23,675)        13,001
  Purchase of Loans                                                          (65,000)       (37,382)
  Net Decrease in Loans                                                        8,651         12,703
  Proceeds from Sale of Foreclosed Properties                                  1,598          3,786
  Net Decrease in Segregated Assets                                            5,781          5,872
  Principal Collected on Mortgage-backed Securities                           65,126         48,308
  Purchases of Premises and Equipment, Net                                    (1,704)        (3,921)
  Net Cash and Cash Equivalents Received from Bank Acquisition                    --        113,551
                                                                         -----------    -----------
          Net Cash (Used) Provided by Investing Activities                  (475,463)       240,639
                                                                         -----------    -----------

FINANCING ACTIVITIES:
  Net Decrease in Deposits                                                   (45,322)       (10,588)
  Repayment of FHLB Advances                                                (997,182)      (416,413)
  Proceeds from FHLB Advances                                              1,147,997        291,749
  Repayment of  Other Borrowings                                            (710,057)      (189,317)
  Proceeds from Other Borrowings                                             986,334        156,080
  Net Decrease in Advance Payments for Taxes and Insurance                   (16,494)        (8,318)
  Net Proceeds from Issuance of Capital Securities                            97,700             --
  Cash Dividends to Common and Preferred Shareholders                         (1,708)        (1,784)
  Common Stock Repurchased                                                    (1,660)            --
  Exercise of Stock Options                                                      360            497
                                                                         -----------    -----------
          Net Cash Provided (Used) by Financing Activities                   459,968       (178,094)
                                                                         -----------    -----------
   Increase (Decrease) in Cash and Cash Equivalents                           (9,535)        57,069
  Cash and Cash Equivalents at Beginning of Period                           100,113         62,653
                                                                         -----------    -----------
  Cash and Cash Equivalents at End of Period                             $    90,578    $   119,722
                                                                         ===========    ===========

  SUPPLEMENTAL DISCLOSURES:
       Income Taxes Paid                                                       1,535          1,681
       Interest Paid                                                          42,220         49,591

  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Transfer of Loans to Foreclosed Properties                               8,159          6,040

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
         -----------------------------------------------------

         The accompanying consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results which may be expected for the year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Webster Financial Corporation 1996 Annual Report to shareholders. The consolidated financial statements include the accounts of Webster Financial Corporation ("Webster") and its wholly owned subsidiary, Webster Bank (the "Bank"). On January 31, 1997, Webster acquired DS Bancor, Inc. ("DS Bancor") through a merger transaction. The transaction was accounted for as a pooling of interests; accordingly, the financial statements as of and for the periods prior to the DS Bancor transaction have been restated to reflect the combination.

NOTE 2 - SECURITIES
         ----------

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

A summary of securities are as follows (Dollars in Thousands):

                                      March 31, 1997                   December 31, 1996
                                ---------------------------        ---------------------
                                 Book           Estimated           Book         Estimated
                                 Value         Fair Value           Value        Fair Value
TRADING SECURITIES:
Mortgage-Backed Securities:
   GNMA                         $35,205           $35,205          $31,537           $31,537
   FHLMC                         27,235            27,235           27,794            27,794
                                --------         ---------        ---------         --------
                                 62,440            62,440           59,331            59,331
                                --------         ---------        ---------         --------

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (continued)

                                                               March 31, 1997                 December 31, 1996
                                                       ----------------------------     ------------------------------
                                                        Book           Estimated           Book         Estimated
                                                        Value         Fair Value           Value         Fair Value
                                                      --------       ------------         -------       ------------
AVAILABLE FOR SALE PORTFOLIO:
U.S. Treasury Notes:
    Matures over 1 within 5 years                       2,507             2,522            2,508             2,544
U.S. Government Agency:
   Matures over 1 within 5 years                       12,923            13,008           12,883            12,974
   Matures over 5 within 10 years                          --                --            9,700             9,638
   Matures over 10 years                                5,700             5,511               --                --
 Corporate Bonds and Notes:
   Matures within 1 year                                   --                --            2,000             1,999
   Matures over 1 within 5 years                          170               172               --                --
   Matures over 5 within 10 years                       2,492             2,490            2,659             2,655
Mutual Funds*                                          12,257            12,257            7,216             7,236
Equity Securities:
   Stock in Federal Home Loan Bank of Boston           41,499            41,499           39,832            39,832
   Other Equity Securities                             55,014            60,591           32,486            36,644
Mortgage Backed Securities:
   FNMA                                               259,621           255,229          142,497           141,944
   FHLMC                                               71,509            71,614           17,214            17,425
   GNMA                                               518,576           518,801          236,393           239,142
   Collateralized Mortgage Obligations                241,992           240,398          296,180           294,920
Unamortized Hedge Instruments                          17,484            19,031            5,460             4,036
Unrealized Securities Gains, Net                        1,379                --            3,961                --
                                                  ------------     -------------      -----------       ---------
                                                    1,243,123         1,243,123          810,989           810,989
                                                  ------------     -------------      -----------       ----------

HELD TO MATURITY PORTFOLIO:
U.S. Treasury Notes:
   Matures within 1 year                                  699               700              944               956
U.S. Government Agency:
   Matures within 1 year                                5,225             5,201            6,867             6,867
   Matures over 1 within 5 years                       23,041            23,454           28,089            28,712
   Matures over 5 within 10 years                         499               479              499               487
Corporate Bonds and Notes:
   Matures within 1 year                                  700               700              301               302
   Matures over 1 within 5 years                          777               769            1,176             1,173
   Matures over 10 years                                  100                99              100               100
Money Market Preferred Stock                            7,500             7,500            8,000             8,000
Mortgage Backed Securities:
   FHLMC                                               28,065            28,204           84,862            84,069
   FNMA                                                80,069            79,145           28,859            29,086
   GNMA                                                 1,259             1,295            1,309             1,369
   Collateralized Mortgage Obligations                324,531           316,309          345,153           339,337
                                                 -------------      ------------     ------------       ----------
                                                      472,465           463,855          506,159           500,458
                                                 -------------      -----------      -----------        ----------
   Total                                           $1,778,028        $1,769,418       $1,376,479        $1,370,778
                                                 =============      ============     ============       ==========

         * Mutual Funds consist primarily of funds invested in money market and short duration instruments.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3 - NET INCOME PER SHARE
         --------------------

         Primary net income per share is calculated by dividing net income less preferred stock dividends by the weighted-average number of shares of common stock and common stock equivalents outstanding, when dilutive. The common stock equivalents consist of common stock options and warrants. Fully diluted net income per share is calculated by dividing adjusted net income by the weighted-average fully diluted common shares, including the effect of common stock equivalents and the hypothetical conversion into common stock of the Series B 7 1/2% Cumulative Convertible Preferred Stock. The weighted-average number of shares used in the computation of primary net income per share for the three months ended March 31, 1997 was 12,114,585 and for the three months ended March 31, 1996 was 11,842,415. The weighted-average number of shares used in the computation of fully diluted earnings per share for the three months ended March 31, 1997 was 12,183,746 and for the three months ended March 31, 1996 was 12,871,539.


NOTE 4 - FORECLOSED PROPERTY EXPENSES AND PROVISIONS, NET
         -------------------------------------------------

         Foreclosed property expenses and provisions, net are summarized as follows (in thousands):

                                                               Three Months
                                                              Ended March 31,
                                                            1997           1996

Gain on Sale of Foreclosed Property, Net                   $  (151)     $  (348)
Provision for Losses on Foreclosed Property                     63          650
Rental Income                                                  (27)        (119)
Foreclosed Property Expenses                                   552        1,210
                                                           -------      -------
Foreclosed Property Expenses and Provisions, Net           $   437      $ 1,393
                                                           =======      =======


NOTE 5 - REVERSE REPURCHASE AGREEMENTS

         At March 31, 1997, Webster had short term borrowings through reverse repurchase agreements outstanding. Information concerning borrowings under reverse repurchase agreements is summarized below (dollars in thousands):

     BALANCE AT                      WEIGHTED        MATURITY        BOOK VALUE        MARKET VALUE
 MARCH 31, 1997          TERM       AVERAGE RATE       DATE         OF COLLATERAL      OF COLLATERAL
------------------- --------------  ------------ ------------------ ---------------   ----------------
   $230,790          1 to 3 months     5.41%     Less than 3 months     $237,366            $238,697


         The securities underlying the reverse repurchase agreements are all U.S. Agency collateral and have been delivered to the broker-dealers who arrange the transactions. Webster uses reverse repurchase agreements when the cost of such borrowings is less than other funding sources. The average balance and the maximum amount of outstanding reverse repurchase agreements at any month-end during the 1997 first quarter was $165.3 million and $245.8 million, respectively. The total balance for reverse repurchase agreements outstanding at March 31, 1996 was $93.5 million.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - DS BANCOR ACQUISITION
         ---------------------

         In connection with the acquisition of DS Bancor, Inc., which was completed on January 31, 1997, Webster recorded approximately $19.9 million in merger-related charges and a $5.6 million addition to the provision for loan losses to conform to Webster's credit policies.

         The following table presents a summary of the merger-related accrued liability (in thousands):

Balance of DS Bancor merger-related accrual
   at December 31, 1996                                                $      0
Additions                                                                19,900
Compensation (severance and related costs)                               (6,500)
Data Processing Contract Termination                                     (1,100)
Write down of fixed assets                                                 (600)
Transaction costs (including investment bankers,
    attorneys and accountants)                                           (1,700)
Merger related and miscellaneous expenses                                (2,500)
                                                                       --------
Balance of DS Bancor merger-related accrual
   at March 31, 1997                                                   $  7,500
                                                                       ========

         The remaining liability of $7.5 million represents, for the most part, an accrual for data processing contract termination and the estimated loss on sale of excess fixed assets due to consolidation of overlapping branch locations.


NOTE 7 - ACCOUNTING STANDARDS
         --------------------

         In September 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which was amended by SFAS No. 127 in December 1996 to defer the effective date of certain provisions of SFAS No. 125 for one year. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control of the underlying assets or liabilities transferred. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. It is expected that the provisions of this statement will not have a material impact on the financial results of the corporation. On January 1, 1997, Webster adopted SFAS No. 125, except as amended by SFAS No.127, with no material impact on its financial results.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This statement simplifies the standards for computing and presenting earnings per share previously found in APB Opinion No. 15 and makes them comparable to international standards. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. It is expected that the implementation of this statement will not have a material impact on the financial results of Webster. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

NOTE 8 - CONVERSION OF CONVERTIBLE PREFERRED STOCK
         ------------------------------------------

         During the month of January 1997, preferred stockholders converted the remaining 98,084 shares of convertible preferred shares into 563,002 shares of common stock.

NOTE 9 - CAPITAL-OBLIGATED   MANDATORILY   REDEEMABLE   CAPITAL  SECURITIES  OF
         SUBSIDIARY TRUST.
         -----------------------------------------------------------------------

On January 30, 1997, Webster completed the sale of $100 million of Webster Capital Trust I Capital Securities. Webster Capital Trust I is a business trust formed for the purpose of issuing capital securities and investing the proceeds in junior subordinated debentures, due 2027, issued by Webster. The primary assets of the Trust are the junior subordinated debentures. Interest payments on the debenutures are tax deductible by Webster. The securities have an annual interest rate of 9.36%, payable semiannually, beginning July 29, 1997. Webster will use the capital for general corporate purposes.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


GENERAL

          Webster Financial Corporation ("Webster" ), through its subsidiary, Webster Bank, (the "Bank") delivers financial services to individuals, families and businesses located throughout Connecticut. Webster Bank emphasizes three business lines - consumer, business and mortgage banking, each supported by centralized administration and operations. The Corporation has grown significantly in recent years, primarily through a series of acquisitions which have expanded and strengthened its franchise. Webster currently serves customers from 78 full service banking offices located in Hartford, New Haven, Fairfield, Litchfield, and Middlesex counties in Connecticut.


CHANGES IN FINANCIAL CONDITION
------------------------------

         Total assets were $5.6 billion at March 31, 1997, an increase of $457.3 million from $5.1 billion at December 31, 1996. The increase in total assets is due primarily to the purchase of securities and an increase in net loans of $401.5 million and $47.4 million, respectively. The increases were funded, in part, by the capital received in January 1997 discussed below.

         Net Segregated Assets decreased to $69.9 million at March 31, 1997 from $75.7 million at December 31, 1996 due primarily to principal repayments of $5.7 million and net chargeoffs of $99,000. Total net foreclosed properties were $13.5 million at March 31, 1997 compared to $13.0 million at December 31, 1996. The net increase in foreclosed properties of $500,000 for the current quarter was primarily attributable to additions of $4.4 million, that were offset by sales of $1.5 million and valuation write downs of $2.4 million.

         Total liabilities were $5.2 billion at March 31, 1997, an increase of $365.9 million from $4.8 billion at December 31, 1996. The increase in total liabilities is due primarily to a net increase in borrowings of $426.3 million that was partially offset by a decrease of $45.3 million in deposits.

         On January 30, 1997, Webster completed the sale of $100 million of Webster Capital Trust I Capital Securities. Webster Capital Trust I is a business trust formed for the purpose of issuing capital securities and investing the proceeds in subordinated debentures, due 2027, issued by Webster. Interest payments on the debentures are tax deductible by Webster. The securities have an annual interest rate of 9.36%, payable semiannually, beginning July 29, 1997. Webster will use the net proceeds for general corporate purposes.

         Shareholders' equity was $283.5 million at March 31, 1997 and $292.1 at December 31, 1996. At March 31, 1997, the Bank had Tier 1 leveraged, Tier 1 risk-based, and total risk-based capital ratios of 6.09%, 12.23% and 13.49% , respectively. The Bank met the regulatory capital requirements to be categorized as a "well capitalized" institution at March 31, 1997.


ASSET QUALITY
-------------

         Webster devotes significant attention to maintaining high asset quality through conservative underwriting standards, active servicing of loans, aggressively managing nonperforming assets and maintaining adequate reserve coverage on nonaccrual assets. At March 31, 1997, residential and consumer loans comprised approximately 87% of the loan portfolio. All fixed income securities must have an investment rating in the top two rating categories by a major rating service at time of purchase. Unless otherwise noted, the information set forth concerning loans, nonaccrual loans, foreclosed properties and allowances for loan losses excludes Segregated Assets which are discussed separately.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         A breakdown of loans receivable, net by type as of March 31, 1997 and December 31, 1996 follows (in thousands):


                                           March 31, 1997   December 31, 1996
                                          ---------------   -----------------

Residential Mortgage Loans                    $2,640,860       $2,574,304
Commercial Real Estate Loans                     266,072          267,265
Commercial Loans                                 180,715          194,220
Consumer Loans (Including Home Equity)           392,502          390,284
                                              ----------       ----------
     Total Loans                               3,480,149        3,426,073
Allowance for Loan Losses                        (48,253)         (41,608)
                                             -----------       ----------
      Loans Receivable, Net                   $3,431,896       $3,384,465
                                              ===========      ==========

     Included above at March 31, 1997 and December 31, 1996 were loans held for sale of $3.8 million and $3.9 million, respectively. Loans held for sale at March 31, 1997 and December 31, 1996 represented one-to-four family residential mortgage loans.

     The following table details the nonaccrual assets at March 31, 1997 and December 31, 1996 (in thousands):

                                             March 31, 1997    December 31, 1996
                                            ---------------    -----------------
Loans Accounted For on a Nonaccrual Basis:
     Residential Real Estate                    $23,901            $24,067
     Commercial                                  11,965             12,874
     Consumer                                     2,867              3,116
                                               --------          ---------
        Total Nonaccrual Loans                   38,733             40,057

Foreclosed Properties:
     Residential and Consumer                     5,772              5,082
     Commercial                                   7,747              7,909
                                              ---------         ----------
         Total Nonaccrual Assets                $52,252            $53,048
                                              =========         ==========

     The net decrease in nonaccrual assets of $796,000 at March 31, 1997 as compared to the December 31, 1996 balance is due primarily to payoffs, foreclosed property sales and charge-offs.

         At March 31, 1997, Webster's allowance for losses on loans of $48.3 million represented 124.6% of nonaccrual loans and its total allowances for losses on nonaccrual assets of $48.8 million amounted to 92.4% of nonaccrual assets. A detail of the changes in the allowances for losses on loans and foreclosed property for the three months ended March 31, 1997 follows (in thousands):

                                                       Allowances For Losses On
                                                   ------------------------------------
                                                                Impaired    Foreclosed            Total
                                                     Loans        Loans     Properties    Allowance for Losses
                                                     -----        -----     ----------    --------------------
    Balance at December 31, 1996                    $39,152     $  2,456     $    740               $42,348
    Provisions for Losses                             1,375            -           27                 1,402
    Provision for DS Bancor Loan Losses               5,650            -            -                 5,650
    Allocation to General Allowance                   1,600       (1,600)           -                     -
    Losses Charged to Allowances                     (2,715)           -         (283)               (2,998)
    Recoveries Credited to Allowances                 2,335            -           76                 2,411
                                                   --------     ---------   ----------             --------
    Balance at March 31, 1997                      $ 47,397     $    856     $    560              $ 48,813
                                                   ========     =========    =========             ========

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Segregated Assets, Net

         Segregated Assets, Net at March 31, 1997 included the following assets purchased from the FDIC in the First Constitution Acquisition which are subject to a loss-sharing arrangement with the FDIC (in thousands):

                                                March 31, 1997     December 31, 1996
                                               ----------------    ------------------
     Commercial Real Estate Loans                 $ 53,394             $ 58,745
     Commercial Loans                                6,449                6,606
     Multi-Family Real Estate Loans                 12,502               12,772
     Foreclosed Properties                             398                  406
                                                -----------           ---------
                                                    72,743               78,529
     Allowance for Segregated Assets Losses         (2,854)              (2,859)
                                                 ----------           ----------
        Segregated Assets, Net                   $  69,889             $ 75,670
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

         Upon termination of the seven-year period after the Acquisition Date, if the sum of net charge-offs on Segregated Assets for the first five years after the Acquisition Date plus permitted expenses during the entire seven-year period, less any recoveries during the sixth and seventh year on Segregated Assets charged off during the first five years, exceeds $49.2 million, the FDIC is required to pay Webster an additional 15% of any such excess over $49.2 million at the end of the seventh year. At March 31, 1997, cumulative net charge-offs aggregated $54.1 million.

         The reduction of $5.8 million for gross Segregated Assets for the current quarter is the result of approximately $340,000 in gross charge-offs and $5.7 million in payments received. In the 1997 first quarter, Webster received reimbursements for net charge-offs and eligible expenses on Segregated Assets aggregating $926,000. A reimbursement request totaling $89,000 has been submitted to the FDIC for the first quarter 1997 period.

         A detail of changes in the allowance for Segregated Assets losses follows (in thousands):

         Balance at December 31, 1996                      $ 2,859
         Charge-offs                                           (17)
         Recoveries                                             12
                                                           -------
         Balance at March  31, 1997                        $ 2,854
                                                           =======

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         The following table details nonaccrual Segregated Assets at March 31, 1997 and December 31, 1996 (in thousands):

                                                             March 31, 1997           December 31, 1996
                                                            ----------------         ------------------
Segregated Assets Accounted For on a Nonaccrual Basis:
     Commercial Real Estate Loans                                 $ 3,725                  $ 3,337
     Commercial Loans                                                 192                      192
     Multi-Family Real Estate Loans                                   723                      495
                                                                  --------                  ------
         Total Nonaccrual Loans                                     4,640                    4,024

Foreclosed Properties:
     Commercial Real Estate                                           269                      269
     Multi-Family Real Estate                                         129                      138
                                                                  --------                 -------
         Total Nonaccrual Segregated Assets                       $ 5,038                  $ 4,431
                                                                  ========                 =======


ASSET/LIABILITY MANAGEMENT
--------------------------

         The goal of Webster's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments. To this end, Webster's strategies for managing interest-rate risk are responsive to changes in the interest-rate environment and to market demands for particular types of deposit and loan products. Management measures interest-rate risk using simulation, price elasticity and GAP analyses. Based on Webster's asset/liability mix at March 31, 1997, management's simulation analysis of the effects of changing interest rates estimates that an instantaneous +/- 100 basis point change in interest rates would change net interest income by less than 2%. Estimates regarding the impact of changes in interest rates are based on a number of assumptions, and therefore, Webster can provide no assurance as to the actual impact of such changes. Management believes that its interest-rate risk position represents a reasonable amount of interest-rate risk at March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Under regulations of the Office of Thrift Supervision, Webster Bank is required to maintain assets which are readily marketable in an amount equal to 5% or more of its net withdrawable deposits plus short-term borrowings. At March 31, 1997, Webster Bank had a liquidity ratio of 5.9% and was in compliance with the applicable regulations. Webster Bank had mortgage commitments outstanding of $70.2 million, non-mortgage commitments of $26.4 million, unused home equity credit lines of $255.2 million, available credit card lines of $60.2 million and commercial lines and letters of credit of $95.7 million.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS
---------------------


  COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND MARCH 31, 1996

GENERAL
-------

         Net income for the current three month period ended March 31, 1997, excluding non-recurring items, was $10.0 million, or $.82 per fully diluted share, an increase of $2.0 million, as compared to $8.0 million or $.62 per fully diluted share for the same period in 1996. Including the non-recurring after tax charges of $15.0 million related to Webster's acquisition of DS Bancor, Inc., Webster reported a net loss of $5.0 million or $0.41 per fully diluted share for the 1997 first quarter. Results for the first quarter of 1996 included $290,000 of after tax non-recurring conversion costs related to the 20 branches acquired from Shawmut Bank Connecticut National Association (the
"Shawmut Transaction"). The results of operations for the 1996 first quarter period included 44 days of income and expense related to the Shawmut Transaction, consummated on February 16, 1996.


 NET INTEREST INCOME
 -------------------

         Net interest income for the three month period ended March 31, 1997 amounted to $41.4 million, an increase of $6.5 million or 19% as compared to $34.9 million for the same period in 1996. The increase is primarily attributable to an increased volume of average interest-earning assets and interest-bearing liabilities and a decrease in the cost of interest-bearing liabilities. The net interest rate spread for the three months ended March 31, 1997 was 3.20% as compared to 2.96% for the same period in 1996.

         Interest Income for the three months ended March 31, 1997 amounted to $92.0 million as compared to $84.2 million for the same period in 1996. The increase is due primarily to a higher volume of average interest-earning assets, offset by a decrease in the yield on loans. The yield on loans for the current three month period was 7.72% as compared to 7.86% for the same period a year earlier.

         Interest Expense for the three months ended March 31, 1997 amounted to $50.7 million compared to $49.3 million for the same period in 1996. This increase is due primarily to a higher amount of average interest-bearing liabilities offset by a decrease in the cost of interest-bearing liabilities. The cost of interest-bearing liabilities decreased to 4.16% for the three months ended March 31, 1997 compared to 4.50% for the same period in 1996. Interest expense on borrowings for the three months ended March 31, 1997 amounted to $11.3 million as compared to $9.8 million for the same period in 1996. The increase in interest expense on borrowings is primarily attributed to a higher volume of borrowings offset by a lower cost of funds.


PROVISION FOR LOAN LOSSES
-------------------------

         The provision for loan losses amounted to $7.0 million for the three month period ended March 31, 1997 as compared to $1.7 million for the same period in 1996. Included in the provision for the current quarter was a $5.6 million provision related to loans acquired in the DS Bancor Acquisition. At March 31, 1997, the allowance for loan losses was $48.3 million and represented 124.6% of nonaccrual loans, compared to $53.0 million and 102.6% a year earlier.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NONINTEREST INCOME
------------------

          Noninterest income increased to $7.3 million for the three month period ended March 31, 1997 from $5.7 million in the same period in 1996. The increase was due primarily to a $1.6 million increase in fees and service charges, offset by a $160,000 decrease in net gains from loan and securities sales. There were $537,000 of net gains on sales of loans and securities for the three months ended March 31, 1997 as compared to $697,000 of net gains for the same period in 1996.


NONINTEREST EXPENSES
--------------------

          Noninterest expenses for the three months ended March 31, 1997 amounted to $50.9 million as compared to $26.7 million for the same period in 1996. The increase in noninterest expenses for the current quarter is due primarily to $19.9 million in non-recurring expenses related to the acquisition of DS Bancor, Inc., completed on January 31, 1997. Additionally, increases in salaries and employee benefits, furniture and equipment, core deposit intangible amortization, Capital Securities expenses and other operating expenses were offset by decreases in foreclosed property expenses and FDIC premiums.


INCOME TAXES
------------

         Webster recorded an income tax benefit for the three months ended March 31, 1997 of $4.3 million compared to income tax expense of $4.6 million for the comparable 1996 quarter. The income tax benefit was due to the net loss recorded by Webster as a result of the $25.4 million of non-recurring expenses related to the DS Bancor, Inc. Acquisition.

Webster Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------


                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS  - Not Applicable

Item 2.  CHANGES IN SECURITIES  -  Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES  -  Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Registrant had a special meeting of shareholders on January 30, 1997. The Registrant's annual meeting of shareholders was held on April 17, 1997.

         (b)  Not Applicable

         (c)  Not Applicable

         (d)  Not Applicable

Item 5.  OTHER INFORMATION

         On April 4, 1997, Webster announced that it had signed a definitive merger agreement by which Webster will acquire People's Savings Financial Corp., a $482 million savings bank headquartered in New Britain, CT., on a stock for stock basis valued at $34 per share in a tax free exchange. The acquisition is expected to close in the third quarter of 1997 and be accounted for as a pooling of interests.

         On May 6, 1997, Webster announced that it had entered into an Agreement and Plan of Merger by which Webster will acquire Sachem Trust National Association ("Sachem Trust"), a trust company headquartered in Guilford, CT with $300 million in trust assets, in a tax free stock-for-stock exchange. Under the terms of the Agreement, Sachem Trust shareholders will receive 0.493 shares of Webster common stock for each share of Sachem Trust common stock. Webster will issue up to 85,333 shares of Webster common stock in exchange for all 173,000 outstanding shares of Sachem Trust. Ten percent of the consideration will be held in escrow pending certain conditions and may be used by Webster to fund certain expenses detailed in the merger agreement. Sachem Trust is the largest independent trust company in Connecticut and operates trust offices in Guilford, Westport and Greenwich. The acquisition is expected to close in the third quarter of 1997 and be accounted for as a purchase. Webster plans to Repurchase shares of Webster common stock up to the total number of shares issued to Sachem Trust shareholders.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit No. 3.   Bylaws of Registrant, as amended
              Exhibit No. 27.  Financial Data Table

         (b)  Reports on Form 8-K

              Form 8K filed January 2 , 1997 (announcing the approval from the OTS to acquire DS Bancor, Inc.)
              Form 8K filed February 14, 1997 (announcing the completion of the acquisition of DS Bancor, Inc.)
              Form 8K filed February 21 , 1997 (announcing the date for the Registrant's annual meeting of shareholders)

Webster Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------






                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      WEBSTER FINANCIAL CORPORATION
                                                Registrant






Date:     May 15, 1997                By: /s/ John V. Brennan
       ----------------------             --------------------
                                          John V. Brennan
                                          Executive Vice President
                                          Chief Financial Officer and Treasurer




Date:     May 15, 1997                By: /s/ Peter J. Swiatek
       ----------------------             ---------------------
                                          Peter J. Swiatek
                                          Controller