Form 10-Q
period 1997-06-30
WEBSTER FINANCIAL CORP
filed 1997-08-14
CIK 801337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ending June 30, 1997
                                       -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  ___________________ to __________________

Commission File Number: 0-15213

                          WEBSTER FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                       06-1187536
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

Webster  Plaza, Waterbury, Connecticut                        06720
(Address of principal executive offices)                    (ZipCode)

                                 (203) 753-2921
              (Registrant's telephone number, including area code)


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

                                 [X] Yes [ ] No

     Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable date.


    Common Stock (par value $ .01)             13,647,211 Shares
    ------------------------------    -----------------------------------------
             (Class)                  Issued and Outstanding at August 14, 1997

 Webster Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------

                                      INDEX


                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION


Condensed Consolidated Statements of Condition at June 30, 1997
and December 31, 1996                                                       3


Condensed Consolidated Statements of Income for the Three and Six
Months Ended June 30, 1997 and 1996                                         4


Condensed Consolidated Statements of Cash Flows for the Six
Months Ended June 30, 1997 and 1996                                         5


Notes to Condensed Consolidated Financial Statements                        6


Management's Discussion and Analysis of Condensed Consolidated
Financial Statements                                                       10


PART II - OTHER INFORMATION                                                18


SIGNATURES                                                                 19

Webster Financial Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in Thousands, Except Share Data)
-----------------------------------------------------------------------------------------------------------------------
                                                                                         June 30,           December 31,
                                                                                           1997                 1996
                                                                                     ------------          ------------
ASSETS                                                                                (unaudited)
Cash and Due from Depository Institutions                                            $    91,038           $   100,113
Interest-bearing Deposits                                                                 38,019                    27
Securities: (Note 2)
   Trading at Fair Value                                                                  70,197                59,331
   Available for Sale, at Fair Value, (Book Value: $1,541,715 in 1997;
        $807,028 in 1996)                                                              1,566,780               810,989
   Held to Maturity, (Market Value: $435,869 in 1997;
        $500,458 in 1996)                                                                443,158               506,159
Loans Receivable, Net                                                                  3,495,485             3,384,465
Segregated Assets, Net                                                                    48,127                75,670
Accrued Interest Receivable                                                               32,828                31,400
Premises and Equipment, Net                                                               56,144                56,575
Foreclosed Properties, Net                                                                13,133                12,991
Core Deposit Intangible                                                                   43,502                46,442
Prepaid Expenses and Other Assets                                                         45,355                42,116
                                                                                      -----------         ------------
   Total Assets                                                                       $5,943,766            $5,126,278
                                                                                      ===========         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                                              $4,006,688            $4,099,501
Federal Home Loan Bank Advances                                                          962,045               510,130
Other Borrowings                                                                         484,365               144,627
Advance Payments by Borrowers for Taxes and Insurance                                     23,225                28,447
Accrued Expenses and Other Liabilities                                                    68,905                51,480
                                                                                      -----------         ------------
   Total Liabilities                                                                   5,545,228             4,834,185
                                                                                      -----------         ------------
Corporation-Obligated Mandatorily Redeemable Capital
   Securities of Subsidiary Trust (Note 9)                                               100,000                    --
                                                                                      -----------         ------------

Shareholders' Equity
Cumulative  Convertible   Preferred  Stock,  Series  B,
   No shares issued and outstanding at June 30, 1997 and
   98,084 shares issued and outstanding at December 31, 1996                                  --                     1
Common Stock, $.01 par value:
   Authorized - 30,000,000 shares;
   Issued - 12,003,116 shares at June 30, 1997 and
        12,142,555 shares at December 31, 1996                                               120                   120
Paid-in Capital                                                                          153,536               171,766
Retained Earnings                                                                        142,953               139,936
Less Treasury Stock at cost, 17,810 shares at June 30, 1997
   and 575,274 shares at December 31, 1996                                                  (614)              (18,801)
Less Employee Stock Ownership Plan Shares Purchased with Debt                             (1,971)               (2,574)
Unrealized Gains on Securities, Net                                                        4,514                 1,645
                                                                                      -----------         ------------
   Total Shareholders' Equity                                                            298,538               292,093
                                                                                      -----------         ------------
   Total Liabilities and Shareholders' Equity                                         $5,943,766            $5,126,278
                                                                                      ===========         ============
Webster Financial Corporation and Subsidiaries

See accompanying notes to condensed consolidated financial statements.

Webster Financial Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Share Data)
-----------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended                 Six Months Ended
                                                                    ------------------                 ----------------
                                                                         June 30,                         June 30,
                                                                         --------                         --------
                                                                     1997          1996              1997            1996
                                                                  --------       --------          --------        --------
                                                                        (unaudited)                      (unaudited)
Interest Income:
 Loans and Segregated Assets                                       $69,860        $68,087          $137,198        $130,695
 Securities and Interest-bearing Deposits                           31,445         21,205            56,133          42,776
                                                                  --------        -------          --------        --------
   Total Interest Income                                           101,305         89,292           193,331         173,471
                                                                  --------        -------          --------        --------
Interest Expense:
Interest on Deposits                                                38,354         40,492            77,669          79,972
Interest on Borrowings                                              18,118          9,128            29,458          18,950
                                                                  --------        -------          --------        --------
   Total Interest Expense                                           56,472         49,620           107,127          98,922
                                                                  --------        -------          --------        --------
Net Interest Income                                                 44,833         39,672            86,204          74,549
Provision for Loan Losses (Note 6)                                   2,375          2,050             9,400           3,700
                                                                  --------        -------          --------        --------
Net Interest Income After Provision for Loan Losses                 42,458         37,622            76,804          70,849
                                                                  --------        -------          --------        --------

Noninterest Income:
Fees and Service Charges                                             5,977          5,484            11,580           9,471
Gain on Sale of Loans and Loan Servicing, Net                          184            154               323             269
Gain on Sale of Securities, Net                                        237            802               635           1,384
Other Noninterest Income                                               849          1,055             2,014           2,105
                                                                  --------        -------          --------        --------
   Total Noninterest Income                                          7,247          7,495            14,552          13,229
                                                                  --------        -------          --------        --------

Noninterest Expenses:
Salaries and Employee Benefits                                      12,748         13,995            27,344          27,375
Occupancy Expense of Premises                                        2,852          2,831             5,801           5,529
Furniture and Equipment Expenses                                     2,667          2,620             5,368           4,525
Federal Deposit Insurance Premiums                                     243            525               489           1,051
Foreclosed Property Expenses and Provisions, Net (Note 4)              354            687               791           2,080
Marketing Expenses                                                   1,379          1,355             2,873           2,777
Core Deposit Intangible Amortization                                 1,468          1,471             2,939           2,384
Non-recurring Expenses (Note 6)                                        --             --             19,858             500
Capital Securities Expense                                           2,398            --              4,046             --
Other Operating Expenses                                             6,168          6,009            11,627           9,951
                                                                  --------        -------          --------        --------
   Total Noninterest Expenses                                       30,277         29,493            81,136          56,172
                                                                  --------        -------          --------        --------
Income Before Income Taxes                                          19,428         15,624            10,220          27,906
Income Tax Expense                                                   7,390          5,758             3,140          10,352
                                                                  --------        -------          --------        --------
Net Income                                                          12,038          9,866             7,080          17,554
Preferred Stock Dividends                                             --              321               --              645
                                                                  --------        -------          --------        --------
Net Income Available to Common Shareholders                        $12,038        $ 9,545           $ 7,080        $ 16,909
                                                                  ========        =======          ========        ========
Net Income Per Common Share:
   Primary                                                           $0.99         $0.80              $0.58          $1.43
   Fully Diluted                                                     $0.98         $0.77              $0.58          $1.36

Dividends Declared Per Common Share                                  $0.20         $0.16              $0.38          $0.32


See accompanying notes to condensed consolidated financial statements.

                                        4

Webster Financial Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In Thousands)
-----------------------------------------------------------------------------------------------------
                                                                            Six Months Ended June 30,
                                                                            -------------------------
OPERATING ACTIVITIES:                                                           1997          1996
                                                                            ------------  -----------
                                                                                   (unaudited)
Net Income                                                               $     7,080    $    17,554
Adjustments to Reconcile Net Income to Net
  Cash Provided (Used) by Operating Activities:
   Provision for Loan Losses                                                   9,400          3,700
   Provision for Foreclosed Property Losses                                      125          1,025
   Provision for Depreciation and Amortization                                 4,391          3,576
   Amortization of Securities (Discounts) Premiums, Net                       (1,181)         1,559
   Amortization of Hedging Costs, Net                                          1,477            267
   Amortization of Core Deposit Intangible                                     2,940          2,384
   Amortization of Mortgage Servicing Rights                                     216            345
   Gains on Sale of  Foreclosed Properties, Net                                 (466)          (556)
   Loans and Securities Gains, Net                                              (891)        (1,540)
   Gains on Trading Securities, Net                                              (67)          (113)
   (Increase) Decrease in Trading Securities                                  (9,905)        15,434
   Loans Originated for Sale                                                 (24,614)       (38,655)
   Sale of Loans, Originated for Sale                                         23,023         42,373
   (Increase) Decrease in Interest Receivable                                 (1,428)         1,036
   Increase (Decrease) in Interest Payable                                     3,307         (3,128)
   Increase (Decrease) in Accrued Expenses and Other Liabilities, Net         13,224        (20,954)
   (Increase) Decrease in Prepaid Expenses and Other Assets, Net              (2,932)         2,892
                                                                         -----------    -----------
          Net Cash Provided by Operating Activities                           23,699         27,199
                                                                         -----------    -----------
INVESTING ACTIVITIES:
  Purchases of Securities, Available for Sale                               (913,535)      (206,369)
  Purchases of Securities, Held to Maturity                                   (8,403)       (98,596)
  Maturities of Securities                                                    29,546         69,216
  Proceeds from Sale of Securities, Available for Sale                        84,412        132,544
  Net (Increase) Decrease in Interest-bearing Deposits                       (37,992)        21,427
  Purchase of Loans                                                         (116,815)       (54,317)
  Net (Increase) Decrease in Loans                                           (11,153)        34,969
  Proceeds from Sale of Foreclosed Properties                                  9,661          8,214
  Net Decrease in Segregated Assets                                           13,843         15,143
  Sale of Segregated Assets                                                   13,700             --
  Principal Collected on Mortgage-backed Securities                          120,412        108,901
  Purchases of Premises and Equipment, Net                                    (3,960)        (6,989)
  Net Cash and Cash Equivalents Received from Bank Acquisition                    --        113,551
                                                                         -----------    -----------
          Net Cash (Used) Provided by Investing Activities                  (820,284)       137,694
                                                                         -----------    -----------
FINANCING ACTIVITIES:
  Net Decrease in Deposits                                                   (92,813)       (73,040)
  Repayment of FHLB Advances                                              (1,951,216)      (677,596)
  Proceeds from FHLB Advances                                              2,403,131        666,077
  Repayment of  Other Borrowings                                          (1,963,498)      (369,855)
  Proceeds from Other Borrowings                                           2,304,004        333,412
  Net (Increase) Decrease in Advance Payments for Taxes and Insurance         (5,222)         6,003
  Net Proceeds from Issuance of Capital Securities                            97,700             --
  Cash Dividends to Common and Preferred Shareholders                         (4,062)        (3,629)
  Common Stock Repurchased                                                    (1,660)        (1,418)
  Exercise of Stock Options                                                    1,146          1,079
                                                                         -----------    -----------
          Net Cash Provided (Used) by Financing Activities                   787,510       (118,967)
                                                                         -----------    -----------
  (Decrease) Increase in Cash and Cash Equivalents                            (9,075)        45,926
  Cash and Cash Equivalents at Beginning of Period                           100,113         62,653
                                                                         -----------    -----------
  Cash and Cash Equivalents at End of Period                             $    91,038    $   108,579
                                                                         ===========    ===========

  Supplemental Disclosures:
       Income Taxes Paid                                                 $    10,666    $    11,307
       Interest Paid                                                         103,311         99,047
  Supplemental Schedule of Noncash Investing and Financing Activities:
      Transfer of Loans to Foreclosed Properties                              14,744         10,903

See accompanying notes to condensed consolidated financial statements.

Webster Financial Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
         -----------------------------------------------------

     The accompanying condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results which may be expected for the year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Webster Financial Corporation 1996 Annual Report to shareholders. The consolidated financial statements include the accounts of Webster Financial Corporation ("Webster") and its wholly owned subsidiary, Webster Bank (the "Bank"). On January 31, 1997, Webster acquired DS Bancor, Inc. ("DS Bancor") through a merger transaction. The transaction was accounted for as a pooling of interests, accordingly, the financial statements as of and for the periods prior to the DS Bancor transaction have been restated to reflect the combination.


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

     A summary of securities follows (in thousands):

                                                    June 30, 1997
                                -------------------------------------------------------
                                 Amortized      Gross Unrealized              Market
                                    Cost          Gains      Losses           Value
                                -----------    -----------    -----------   -----------
Trading Securities:
Mortgage-Backed Securities      $    70,197   $        --    $        --    $    70,197
                                -----------    -----------    -----------   -----------

Available for Sale Portfolio:
U.S. Treasury Notes                   2,507            25             (3)         2,529
U.S. Government Agency               18,633            75            (88)        18,620
Corporate Bonds and Notes             2,662             2             (5)         2,659
Equity Securities                   122,800         9,954         (4,904)       127,850
Mortgage-Backed Securities        1,395,042        12,316         (5,788)     1,401,570
Unamortized Hedge Instruments        16,659            --         (3,107)        13,552
                                -----------    -----------    -----------   -----------

                                  1,558,303        22,372        (13,895)     1,566,780
                                -----------    -----------    -----------   -----------

Held to Maturity Portfolio:
U.S. Treasury Notes                   2,454             6             --          2,460
U.S. Government Agency               28,883           612           (165)        29,330
Corporate Bonds and Notes             3,977             4             (8)         3,973
Mortgage-Backed Securities          407,844         1,753         (9,491)       400,106
                                -----------    -----------    -----------   -----------
                                    443,158         2,375         (9,664)       435,869
                                -----------    -----------    -----------   -----------

   Total                        $ 2,071,658   $    24,747    $   (23,559)   $ 2,072,846
                                ===========    ===========    ===========   ===========

                                                 December 31, 1996
                                --------------------------------------------------------
                                Amortized          Gross Unrealized           Market
                                  Cost          Gains         Losses          Value
                                -----------    -----------    -----------    -----------
Trading Securities:
Mortgage-Backed Securities      $    59,331    $       --     $        --    $    59,331
                                -----------    -----------    -----------    -----------

Available for Sale Portfolio:
U.S. Treasury Notes                   2,508            40             (4)         2,544
U.S. Government Agency               22,583           100            (71)        22,612
Corporate Bonds and Notes             4,659            --             (5)         4,654
Equity Securities                    79,534         4,301           (123)        83,712
Mortgage-Backed Securities          692,284         7,774         (6,627)       693,431
Unamortized Hedge Instruments         5,460            --         (1,424)         4,036
                                -----------    -----------    -----------    -----------
                                    807,028        12,215         (8,254)       810,989
                                -----------    -----------    -----------    -----------

Held to Maturity Portfolio:
U.S. Treasury Notes                     944            12             --            956
U.S. Government Agency               35,455           935           (324)        36,066
Corporate Bonds and Notes             9,577             6             (8)         9,575
Mortgage-Backed Securities          460,183         2,097         (8,419)       453,861
                                -----------    -----------    -----------    -----------
                                    506,159         3,050         (8,751)       500,458
                                -----------    -----------    -----------    -----------

   Total                        $ 1,372,518   $    15,265    $   (17,005)   $ 1,370,778
                                ===========    ===========    ===========    ===========

                                        6

Webster Financial Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

NOTE 3 - NET INCOME PER SHARE
         --------------------

     Primary net income per share is calculated by dividing net income less preferred stock dividends by the weighted-average number of shares of common stock and common stock equivalents outstanding, when dilutive. The common stock equivalents consist of common stock options and warrants. Fully diluted net income per share is calculated by dividing adjusted net income by the weighted-average fully diluted common shares, including the effect of common stock equivalents and, for the year to date period, the hypothetical conversion into common stock of the Series B 7 1/2% Cumulative Convertible Preferred Stock ("Series B Stock"). There was no Series B Stock outstanding during the second quarter of 1997. The weighted-average number of shares used in the computation of primary net income per share for the three and six months ended June 30, 1997 was 12,207,844 and 12,155,708, respectively, and for the three and six months ended June 30, 1996 was 11,861,351 and 11,846,433, respectively. The weighted-average number of shares used in the computation of fully diluted earnings per share for the three and six months ended June 30, 1997 was 12,291,399 and 12,248,461, respectively, and for the three and six months ended June 30, 1996 was 12,886,066 and 12,888,086 respectively.


NOTE 4 - FORECLOSED PROPERTY EXPENSES AND PROVISIONS, NET
         ------------------------------------------------

         Foreclosed property expenses and provisions, net are summarized as follows (in thousands):

                                                     Three Months             Six Months
                                                     Ended June 30,         Ended June 30,
                                                     --------------         --------------
                                                    1997        1996       1997       1996
                                                    ----        ----       ----       ----
Gain on Sale of Foreclosed Property, Net           $  (315)   $  (276)   $  (466)   $  (624)
Provision for Losses on Foreclosed Property             62        375        125      1,025
Rental Income                                          (19)       (71)       (46)      (190)
Foreclosed Property Expenses                           626        659      1,178      1,869
                                                   -------    -------    -------    -------
Foreclosed Property Expenses and Provisions, Net   $   354    $   687    $   791    $ 2,080
                                                   =======    =======    =======    =======


NOTE 5 - REVERSE REPURCHASE AGREEMENTS
         -----------------------------

         At June 30, 1997, Webster had short term borrowings through reverse repurchase agreements outstanding. Information concerning borrowings under reverse repurchase agreements is summarized below (dollars in thousands):

     Balance at                                   Weighted            Maturity             Book Value       Market Value
   June 30, 1997             Term               Average Rate            Date              of Collateral     of Collateral
------------------         ---------            ------------      --------------        ---------------   ----------------

     $432,387             1 to 3 months              5.41%         Less than 3 months     $  440,109         $  441,560

         The securities underlying the reverse repurchase agreements are all U.S. Agency collateral and have been delivered to the broker-dealers who arrange the transactions. Webster uses reverse repurchase agreements when the cost of such borrowings is less than other funding sources. The average balance and the maximum amount of outstanding reverse repurchase agreements at any month-end during the 1997 second quarter was $395.5 million and $432.7 million, respectively. The total balance for reverse repurchase agreements outstanding at December 31, 1996 was $77.6 million.

Webster Financial Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - DS BANCOR ACQUISITION
         ---------------------

         In connection with the acquisition of DS Bancor, Inc., which was completed on January 31, 1997, Webster recorded approximately $19.9 million in merger-related charges and a $5.6 million addition to the provision for loan losses to conform to Webster's credit policies.

         The following table presents a summary of the merger-related accrued liability (in thousands):

          Balance of DS Bancor merger-related accrual
             at December 31, 1996                                  $      0
          Additions                                                  19,900
          Compensation (severance and related costs)                 (6,700)
          Data Processing Contract Termination                       (1,200)
          Write down of fixed assets                                   (600)
          Transaction costs (including investment bankers,
              attorneys and accountants)                             (2,100)
          Merger related and miscellaneous expenses                  (2,800)
                                                                   ---------
          Balance of DS Bancor merger-related accrual
              at June 30, 1997                                     $  6,500
                                                                   ========

         The remaining liability of $6.5 million represents, for the most part, an accrual for data processing contract termination and the estimated loss on sale of excess fixed assets due to consolidation of overlapping branch locations.


NOTE 7 - ACCOUNTING STANDARDS
         --------------------

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." This statement simplifies the standards for computing and presenting earnings per share previously found in APB Opinion No. 15 and makes them comparable to international standards. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. It is expected that the implementation of this statement will not have a material impact on the financial results of Webster. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

         In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. This statement is effective for financial statements issued for periods ending after December 15, 1997.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of this statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. This statement is effective for fiscal years beginning after December 15, 1997 and reclassification of financial statements of earlier periods for comparative purposes is required.

Webster Financial Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - ACCOUNTING STANDARDS (continued)
         --------------------

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the method in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. This statement requires that public business enterprises report quantitative and qualitative information about its reportable segments, including profit or loss, certain specific revenue and expense items and segment assets. This statement also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to corresponding amounts in the consolidated financial statements. This statement is effective for financial statements for periods beginning after December 15, 1997 and in the initial year of application, comparative information for earlier years is required.


NOTE 8 - CONVERSION OF CONVERTIBLE PREFERRED STOCK
         -----------------------------------------

         During the month of January 1997, preferred stockholders converted the remaining 98,084 shares of convertible preferred shares into 563,002 shares of common stock.


NOTE 9  - CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF
           SUBSIDIARY TRUST
          ------------------------------------------------------------------

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


NOTE 10 - SUBSEQUENT EVENTS
          -----------------

         On July 31, 1997, Webster completed its previously announced merger transaction with People's Savings Financial Corporation. On August 1, 1997, Webster completed its previously announced merger transaction with Sachem Trust National Association.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDENSED CONSOLIDATED FINANCIAL
 STATEMENTS
--------------------------------------------------------------------------------

GENERAL
-------

          WebsterFinancial Corporation ("Webster" ), through its subsidiary, Webster Bank, (the "Bank") delivers financial services to individuals, families and businesses located throughout Connecticut. Webster Bank emphasizes four business lines - consumer, business, mortgage banking, and trust and investment management services each supported by centralized administration and operations. The Corporation has grown significantly in recent years, primarily through a series of acquisitions which have expanded and strengthened its franchise. Webster currently serves customers from 78 full service banking offices located in Hartford, New Haven, Fairfield, Litchfield, and Middlesex counties in Connecticut.


CHANGES IN FINANCIAL CONDITION
------------------------------

         Total assets were $5.9 billion at June 30, 1997, an increase of $817.5 million from $5.1 billion at December 31, 1996. The increase in total assets is due primarily to the purchase of securities and an increase in net loans of $703.7 million and $111.0 million, respectively. The increases were funded, in part, by borrowings and by the capital securities issued in January 1997 as discussed below.

         Net Segregated Assets decreased to $48.1 million at June 30, 1997 from $75.7 million at December 31, 1996 due primarily to the bulk sale of approximately $13.7 million in multi-family loans. Principal repayments and net chargeoffs totaled approximately $9.7 million and $4.2 million, respectively. Total net foreclosed properties were $13.1 million at June 30, 1997 compared to $13.0 million at December 31, 1996. The net increase in foreclosed properties of $140,000 for the current six month period was primarily attributable to additions of $11.0 million, that were offset by sales of $7.0 million and valuation write downs of $4.0 million.

         Total liabilities were $5.5 billion at June 30, 1997, an increase of $711.0 million from $4.8 billion at December 31, 1996. The increase in total liabilities is due primarily to a net increase in borrowings of $791.7 million that was partially offset by a decrease of $92.8 million in deposits.

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

         Shareholders' equity was $298.5 million at June 30, 1997 and $292.1 million at December 31, 1996. At June 30, 1997, the Bank had Tier 1 leveraged, Tier 1 risk-based, and total risk-based capital ratios of 5.98%, 12.46% and 13.71% , respectively. The Bank continues to meet the regulatory capital requirements to be categorized as a "well capitalized" institution at June 30, 1997.


ASSET QUALITY
-------------

         Webster devotes significant attention to maintaining high asset quality through conservative underwriting standards, active servicing of loans, aggressively managing nonperforming assets and maintaining adequate reserve coverage on nonaccrual assets. At June 30, 1997, residential and consumer loans comprised approximately 87% of the loan portfolio. All fixed income securities must have an investment rating in the top two rating categories by a major rating service at time of purchase. Unless otherwise noted, the information set forth concerning loans, nonaccrual loans, foreclosed properties and allowances for loan losses excludes Segregated Assets which are discussed separately.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDENSED CONSOLIDATED FINANCIAL
 STATEMENTS
--------------------------------------------------------------------------------

         A breakdown of loans receivable, net by type as of June 30, 1997 and December 31, 1996 follows (in thousands):

                                         June 30, 1997         December 31, 1996
                                        --------------         -----------------

Residential Mortgage Loans                 $2,689,523             $2,574,304
Commercial Real Estate Loans                  259,634                267,265
Commercial Loans                              189,298                194,220
Consumer Loans (Including Home Equity)        405,762                390,284
                                           ----------             ----------
     Total Loans                            3,544,217              3,426,073
Allowance for Loan Losses                     (48,732)               (41,608)
                                           ----------             ----------
      Loans Receivable, Net                $3,495,485             $3,384,465
                                           ==========             ==========

     Included above at June 30, 1997 and December 31, 1996 were loans held for sale of $4.4 million and $3.9 million, respectively. Loans held for sale at June 30, 1997 and December 31, 1996 represented one-to-four family residential mortgage loans.

     The following table details the nonaccrual assets at June 30, 1997 and December 31, 1996 (in thousands):

                                           June 30, 1997     December 31, 1996
                                           -------------     -----------------
Loans Accounted For on a Nonaccrual Basis:
     Residential Real Estate                    $21,500          $24,067
     Commercial                                  13,597           12,874
     Consumer                                     2,182            3,116
                                               --------         --------
        Total Nonaccrual Loans                   37,279           40,057

Foreclosed Properties:
     Residential and Consumer                     8,290            5,082
     Commercial                                   4,843            7,909
                                              ---------         --------
         Total Nonaccrual Assets                $50,412          $53,048
                                              =========         ========

     The net decrease in nonaccrual assets of $2.6 million at June 30, 1997 as compared to the December 31, 1996 balance is due primarily to payoffs, foreclosed property sales and charge-offs.

         At June 30, 1997, Webster's allowance for losses on loans of $48.7 million represented 130.7% of nonaccrual loans and its total allowances for losses on nonaccrual assets of $49.3 million amounted to 96.7% of nonaccrual assets. A detail of the changes in the allowances for losses on loans and foreclosed property for the six months ended June 30, 1997 follows (in thousands):

                                                                  Allowances For Losses On
                                                            -------------------------------------
                                                                           Impaired    Foreclosed          Total
                                                                Loans        Loans     Properties    Allowances for Losses
                                                                -----        -----     ----------    ---------------------
    Balance at December 31, 1996                               $39,152     $  2,456     $    740            $42,348
    Provisions for Losses                                        3,750            -           90              3,840
    Provision for DS Bancor Loan Losses                          5,650            -            -              5,650
    Allocation to General Allowance                              1,600       (1,600)           -                  -
    Losses Charged to Allowances                                (5,398)           -         (362)            (5,760)
    Recoveries Credited to Allowances                            3,122            -          110              3,232
                                                           -----------  ------------   ----------          ---------
    Balance at June 30, 1997                                  $ 47,876     $    856     $    578           $ 49,310
                                                           ===========  ============   ==========          =========

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDENSED CONSOLIDATED FINANCIAL
  STATEMENTS
--------------------------------------------------------------------------------


Segregated Assets, Net
----------------------

         Segregated Assets, Net at June 30, 1997 included the following assets purchased from the FDIC in the First Constitution Acquisition which are subject to a loss-sharing arrangement with the FDIC (in thousands):

                                            June 30, 1997     December 31, 1996
                                            -------------    ------------------

     Commercial Real Estate Loans              $ 44,275            $ 58,745
     Commercial Loans                             6,160               6,606
     Multi-Family Real Estate Loans                 --               12,772
     Foreclosed Properties                          342                 406
                                               ---------          ---------
                                                 50,777              78,529
     Allowance for Segregated Assets Losses      (2,650)             (2,859)
                                               ---------          ----------
        Segregated Assets, Net                 $ 48,127            $ 75,670
                                               =========           ========

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

         Upon termination of the seven-year period after the Acquisition Date, if the sum of net charge-offs on Segregated Assets for the first five years after the Acquisition Date plus permitted expenses during the entire seven-year period, less any recoveries during the sixth and seventh year on Segregated Assets charged off during the first five years, exceeds $49.2 million, the FDIC is required to pay Webster an additional 15% of any such excess over $49.2 million at the end of the seventh year. At June 30, 1997, cumulative net charge-offs aggregated $58.2 million.

         The reduction of $27.5 million for gross Segregated Assets for the 1997 second quarter period is the result of of the sale of approximately $13.7 million in multi-family loans. Any losses incurred on the sale of these multi-family loans was covered under the loss-sharing arrangement and the transaction had no impact on the Statements of Income. Additionally, approximately $4.2 million in gross charge-offs and $9.7 million in payments received contributed to the reduction of Segregated Assets. In the first six months of 1997, Webster received reimbursements for net charge-offs and eligible expenses on Segregated Assets aggregating $1.0 million. A reimbursement request totaling $3.3 million has been submitted to the FDIC for the second quarter 1997 period.

         A detail of changes in the allowance for Segregated Assets losses follows (in thousands):

         Balance at December 31, 1996                         $ 2,859
         Charge-offs                                             (224)
         Recoveries                                                15
                                                              -------
         Balance at June 30, 1997                             $ 2,650
                                                              =======

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDENSED CONSOLIDATED FINANCIAL
  STATEMENTS
--------------------------------------------------------------------------------

         The following table details nonaccrual Segregated Assets at June 30, 1997 and December 31, 1996 (in thousands):

                                                             June 30, 1997           December 31, 1996
                                                           ----------------         ------------------
Segregated Assets Accounted For on a Nonaccrual Basis:
     Commercial Real Estate Loans                               $  4,233                 $  3,337
     Commercial Loans                                                192                      192
     Multi-Family Real Estate Loans                                  --                       495
                                                                --------                 --------
         Total Nonaccrual Loans                                    4,425                    4,024

Foreclosed Properties:
     Commercial Real Estate                                          259                      269
     Multi-Family Real Estate                                         83                      138
                                                                --------                 --------
         Total Nonaccrual Segregated Assets                     $  4,767                 $  4,431
                                                                ========                 ========

ASSET/LIABILITY MANAGEMENT
--------------------------

         The goal of Webster's asset/liability policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of risk. Webster must provide for sufficient liquidity for daily operations while maintaining mandated regulatory liquidity levels. To this end Webster's strategies for managing interest-rate risk are responsive to changes in the interest-rate environment and market demands for particular types of deposit and loan products. Management measures interest-rate risk using GAP, duration and simulation analysis with particular emphasis on measuring changes in the market value of portfolios and changes in net interest income in different interest-rate environments. The simulation analyses incorporate assumptions about balance sheet changes such as asset and liability growth, loan and deposit pricing and changes due to the mix and maturity of such assets and liabilities. From such simulations, interest rate risk is quantified and appropriate strategies are formulated.

         As part of its asset/liability management strategy, Webster utilizes various interest rate instruments including short futures positions, interest rate swaps, interest rate caps and interest rate floors. Webster holds short futures positions to minimize the price volatilty of certain adjustable rate assets held as Trading Securities. Changes in the market value of the short futures positions and trading securities are recognized as a gain or loss in the consolidated statement of income in the period for which the change occurred.

         Interest rate caps, interest rate floors and interest rate swaps are entered into as hedges against future interest rate fluctuations. Webster does not trade in speculative interest rate contracts. Those agreements meeting the criteria for hedge accounting treatment are designated as hedges and are accounted for as such. If a contract is terminated, any unrecognized gain or loss is deferred and amortized as an adjustment to the yield of the related asset or liability over the remainder of the period that was being hedged. If the linked asset or liability is disposed of prior to the end of the period being managed, the related interest rate contract is marked to fair value, with any resulting gain or loss recognized in current period income as an adjustment to the gain or loss on the disposal of the related asset or liability. Interest income or expense associated with interest rate caps and swaps is recorded as a component of net interest income. Interest rate instruments that hedge available for sale assets are marked to fair value monthly with adjustments to shareholders' equity on a tax effected basis.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDENSED CONSOLIDATED FINANCIAL
 STATEMENTS
--------------------------------------------------------------------------------

         The following table details the estimated market value of Webster's financial assets at June 30, 1997 if interest rates instantaneously increase or decrease 100 basis points.

                                                        Book                 Market               Estimated Market Value
Assets                                                  Value                Value              -100 BP             +100BP
------                                                  -----                -----              -------             ------
Cash & Interest Bearing Deposits                    $  129,057            $  129,057           $  129,057        $  129,057

Trading Securities                                      70,197                70,197               71,779            67,950
Hedges                                                   --                    --                  (1,748)            1,982
                                                    ----------            ----------           ----------        ----------
   Total Trading Securities                             70,197                70,197               70,031            69,932

Available for Sale Securities                        1,541,644             1,553,228            1,578,888         1,516,474
Hedges                                                  16,659                13,552                7,947            23,793
                                                    ----------            ----------           ----------        ----------
   Total Available for Sale Securities               1,558,303             1,566,780            1,586,835         1,540,267

Held to Maturity Securities                            443,158               435,869              439,985           425,456
Loans                                                3,544,217             3,593,749            3,650,091         3,518,417
Mortgage Loan Servicing Assets                           5,683                 8,729                6,728             9,713

Liabilities

Deposits                                            $4,006,688            $3,808,031           $3,874,306        $3,745,314
Advances & Other Borrowings                          1,406,410             1,404,619            1,407,312         1,401,956
Senior Notes & Capital Securities                      140,000               140,480              150,365           131,487


         Based on Webster's asset/liability mix at June 30, 1997, managements sensitivity analysis of the effects of changing interest rates estimates that an instantaneous +/-100 basis point change in interest rates would change net interest income over the next twelve months by less than 3%. The above estimated market values are subject to factors that could cause actual results to differ from such projections and estimates.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Under regulations of the Office of Thrift Supervision, Webster Bank is required to maintain assets which are readily marketable in an amount equal to 5% or more of its net withdrawable deposits plus short-term borrowings. At June 30, 1997, Webster Bank had a liquidity ratio of 5.1% and was in compliance with the applicable regulations. Webster Bank had mortgage commitments outstanding of $77.5 million, non-mortgage commitments of $35.1 million, unused home equity credit lines of $262.3 million, available credit card lines of $72.6 million and commercial lines and letters of credit of $99.4 million.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDENSED CONSOLIDATED FINANCIAL
  STATEMENTS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS
---------------------


      Comparison of the three and six month periods ended June 30, 1997 and
                                 June 30, 1996

GENERAL
-------

         Net income for the three month period ended June 30, 1997 was $12.0 million, or $.98 per fully diluted share compared to $9.9 million or $.77 per fully diluted share for the same period in 1996. Net income for the six month period ended June 30, 1997, excluding non-recurring items, was $22.1 million, or $1.80 per fully diluted share compared to $17.8 million, or $1.38 per fully diluted share for the same period in 1996. Including the non-recurring after tax charges of $15.0 million related to Webster's acquisition of DS Bancor, Inc., Webster reported net income of $7.1 million or $0.58 per fully diluted share for the first six months of 1997. Results for the first six months of 1996 included $290,000 of after tax non-recurring conversion costs related to the 20 branches acquired from Shawmut Bank Connecticut National Association (the "Shawmut Transaction").


NET INTEREST INCOME
--------------------

         Net interest income for the three and six month periods ended June 30, 1997 amounted to $44.8 million and $86.2 million, respectively, compared to $39.7 million and $74.5 million for the respective periods in 1996. The increases are primarily attributable to an increased volume of average interest-earning assets and interest-bearing liabilities and a decrease in the cost of interest-bearing liabilities between the six month periods. The net interest rate spread for the three and six month periods ended June 30, 1997 was 3.10% and 3.15% compared to 3.20% and 3.07% for the same periods in 1996.

INTEREST INCOME
---------------

          Interest Income for the three and six months ended June 30, 1997 amounted to $101.3 million and $193.3 million, respectively, compared to $89.3 million and $173.5 million, respectively, for the comparable periods in 1996. The increases for both periods are due primarily to a higher volume of average interest-earning assets, which were $5.5 million and $5.3 million, respectively, for the 1997 periods and $4.8 million and $4.7 million, respectively, for the 1996 periods. The increases resulting from higher levels of interest-earning assets in the current periods were partially offset by lower yields on interest-earning assets. The yield on interest-earning assets for the three and six months ended June 30, 1997 was 7.34% and 7.35%, respectively, compared to 7.42% and 7.43%, respectively, for the same periods the previous year.

INTEREST EXPENSE
----------------

         Interest Expense for the three and six months ended June 30, 1997 amounted to $56.5 million and $107.1 million, respectively, compared to $49.6 million and $98.9 million for the same periods in 1996. This increase is due primarily to an increase in average borrowings, which were $1.3 million and $1.0 million, respectively, for the 1997 periods as compared to $598,000 and $610,000, respectively, for the 1996 periods. The cost of interest-bearing liabilities increased to 4.24% for the three months ended June 30, 1997 compared to 4.22% for the same period in 1996. The cost of interest-bearing liabilities decreased to 4.20% for the six months ended June 30, 1997 compared to 4.36% for the comparable 1996 period. Interest expense on borrowings for the three and six months ended June 30, 1997 amounted to $18.1 million and $29.5 million, respectively, as compared to $9.1 million and $19.0 million, respectively, for the same periods in 1996.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDENSED CONSOLIDATED FINANCIAL
  STATEMENTS
--------------------------------------------------------------------------------


         The following tables show the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned and paid by Webster.

Three Months Ended June 30,                                        1997                                 1996
---------------------------                           ----------------------------------     ---------------------------
                                                         Average               Average           Average            Average
(Dollars in Thousands)                                   Balance     Interest    Yield           Balance   Interest   Yield
                                                         -------     --------    -----           -------   --------   -----
Assets:
Interest Earning Assets:
Loans and Segregated Assets                             $3,579,562   $ 69,860    7.79%        $3,507,542   $ 68,087   7.77%
Securities                                               1,937,027     31,445    6.49          1,314,975     21,205   6.49
                                                        ----------   --------  -------        ----------   -------- -------
     Total Interest Earning Assets                       5,516,589    101,305    7.34          4,822,517     89,292   7.42
                                                                      -------  -------                     -------- -------
Noninterest Earning Assets                                 241,684                               260,701
                                                        ----------                            ----------
     Total Assets                                       $5,758,273                            $5,083,218
                                                        ==========                            ==========

Liabilities and Shareholders' Equity:
Interest Bearing Liabilities:
Deposits                                                $4,046,597   $ 38,354    3.78         $4,146,858   $ 40,492   3.92
Borrowings                                               1,255,739     18,118    5.71            598,330      9,128   5.13
                                                        ----------    -------  -------        ----------   -------- -------
     Total Interest Bearing Liabilities                  5,302,336     56,472    4.24          4,745,188     49,620   4.22
                                                                      -------  -------                     -------- -------
Noninterest Bearing Liabilities                             67,439                                39,366
                                                        ----------                            ----------
     Total Liabilities                                   5,369,775                             4,784,554
Corporation-Obligated Mandatorily Redeemable
 Capital Securities of Subsidiary Trust                    100,000                                  ---
Shareholders' Equity                                       288,498                               298,664
                                                        ----------                            ----------
     Total Liabilities and Shareholders' Equity         $5,758,273                            $5,083,218
                                                        ==========                            ==========

Net Interest Income                                                   $44,833                               $39,672
                                                                      =======                               =======
Interest Rate Spread                                                             3.10%                                3.20%
                                                                                 =====                                =====
Net Yield on Average Interest Earning Assets                                     3.26%                                3.30%
                                                                                 =====                                =====
-----------------------------------------------------------------------------------------------------------------------------------

Six Months Ended June 30,                                              1997                                 1996
-------------------------                              -----------------------------------   ----------------------------------
                                                           Average             Average           Average            Average
(Dollars in Thousands)                                     Balance   Interest    Yield           Balance   Interest   Yield
                                                           -------   --------    -----           -------   --------   -----
Assets:
Interest Earning Assets:
Loans and Segregated Assets                             $3,537,742   $137,198    7.76%        $3,346,404   $130,695   7.81%
Securities                                               1,725,421     56,133    6.51          1,328,092     42,776   6.49
                                                        ----------  ---------   -----         ----------   -------- -------
     Total Interest Earning Assets                       5,263,163    193,331    7.35          4,674,496    173,471   7.43
                                                                    ---------   -----                      -------- -------
Noninterest Earning Assets                                 251,656                               250,381
                                                        ----------                            ----------
     Total Assets                                       $5,514,819                            $4,924,877
                                                        ==========                            ==========

Liabilities and Shareholders' Equity:
Interest Bearing Liabilities:
Deposits                                                $4,055,638   $ 77,669    3.82         $3,973,847   $ 79,972   4.04
Borrowings                                               1,027,430     29,458    5.70            609,522     18,950   6.15
                                                        ----------  ---------   -----         ----------   -------- ------
     Total Interest Bearing Liabilities                  5,083,068    107,127    4.20          4,583,369     98,922   4.36
                                                                     --------  ------                      -------- ------
Noninterest Bearing Liabilities                             60,614                                46,302
                                                        ----------                         -------------
     Total Liabilities                                   5,143,682                             4,629,671
Corporation-Obligated Mandatorily Redeemable
Capital Securities of Subsidiary Trust                      84,530                                  ---
Shareholders' Equity                                       286,607                               295,206
                                                        ----------                          ------------
     Total Liabilities and Shareholders' Equity         $5,514,819                            $4,924,877
                                                        ==========                            ==========

Net Interest Income                                                   $86,204                               $74,549
                                                                      =======                               =======
Interest Rate Spread                                                             3.15%                                3.07%
                                                                                 =====                                =====
Net Yield on Average Interest-Earning Assets                                     3.29%                                3.19%
                                                                                 =====                                =====

                                       16

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDENSED CONSOLIDATED FINANCIAL
  STATEMENTS
--------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES
-------------------------

         The provision for loan losses amounted to $2.4 million and $9.4 million for the three and six month periods ended June 30, 1997, respectively, compared to $2.1 million and $3.7 million for the respective periods in 1996. Included in the provision for the six month period ended June 30, 1997 was a $5.6 million provision related to loans acquired in the DS Bancor Acquisition. At June 30, 1997, the allowance for loan losses was $48.7 million and represented 130.7% of nonaccrual loans, compared to $50.8 million and 92.7%, respectively a year earlier.


NONINTEREST INCOME
------------------

          Noninterest income for the three and six month periods ended June 30, 1997 amounted to $7.2 million and $14.6 million, respectively, compared to $7.5 million and $13.2 million, respectively, for the same periods in 1996. The decrease in noninterest income for the three month period ended June 30, 1997 as compared to the same period in 1996 is primarily due to decreased gains on the sale of securities in the 1997 period. There were $421,000 and $958,000 of net gains on sales of loans and securities for the three and six months ended June 30, 1997, respectively, compared to $956,000 and $1.7 million, respectively, for the same periods in 1996.

NONINTEREST EXPENSES
--------------------

          Noninterest expenses for the three and six months ended June 30, 1997 amounted to $30.3 million and $81.1 million, respectively, compared to $29.5 million and $56.2 million for the same respective periods in 1996. The increase in noninterest expenses for the current six month period is due primarily to $19.9 million in non-recurring expenses related to the acquisition of DS Bancor, Inc., completed on January 31, 1997. Additionally, increases in employee benefits, furniture and equipment, core deposit intangible amortization, capital securities expense and other operating expenses were offset by decreases in foreclosed property expenses and FDIC premiums for the six month periods.


INCOME TAXES
------------

         Total income tax expense for the three and six month periods ended June 30, 1997 amounted to $7.4 million and $3.1 million, respectively, compared to $5.8 million and $10.4 million, respectively, for the same periods in 1996. Income taxes for the three months ended June 30, 1997 increased due to a higher level of income before taxes compared to the same period in 1996. Income taxes for the six months ended June 30, 1997 decreased compared to the year earlier period due primarily to lower income before taxes as a result of the $25.5 million of non-recurring expenses recorded in connection with the DS Bancor, Inc. Acquisition.

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

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS  - Not Applicable
         -----------------

Item 2.  CHANGES IN SECURITIES  -  Not Applicable
         ---------------------
Item 3.  DEFAULTS UPON SENIOR SECURITIES  -  Not Applicable
         -------------------------------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         (a)  Not Applicable

         (b)  Not Applicable

         (c) The following matters were voted upon and approved by the Registrant's shareholders at the 1997 annual meeting:

                    (i) re-election of four directors to serve a three year term
               (Proposal 1); (ii) ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of Webster for the year ending December 31, 1997 (Proposal 2). As to Proposal 1, O. Joseph Bizzozero, Jr. received 9,946,218 votes for election and 64,794 votes were withheld, John J Crawford received 9,945,902 votes for election and 65,110 votes were withheld, Robert A. Finkenzeller received 9,946,218 votes for election and 64,794 votes were withheld and Sister Marguerite Waite received 9,945,733 votes for election and 65,079 votes were withheld. There were no abstentions or broker non- votes for any of the nominees. Continuing directors include: Achille A. Apicella, Joel
               S. Becker, Harry P. DiAdamo, Jr., Walter R. Griffen, J. Gregory Hickey, C. Michael Jacobi, Harold W. Smith, and James C. Smith. As to Proposal 2, shareholders cast 9,897,741 votes for, 94,639 against, 18,632 abstentions, and no broker non-votes.

         (d)  Not Applicable

Item 5.  OTHER INFORMATION
         -----------------

         On July 31, 1997, Webster completed its previously announced merger transaction with People's Savings Financial Corporation. On August 1, 1997, Webster completed its previously announced merger transaction with Sachem Trust National Association.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits

              Exhibit No. 27.  Financial Data Table

         (b) Reports on Form 8-K

             Form 8K filed April 11, 1997 (announcing the Agreement and Plan of Merger by which Webster will acquire People's Savings Financial Corp.)

             Form  8K  filed  May  20,  1997  (restated   financial   statements
             reflecting the acquisition of DS Bancor, Inc.)

Webster Financial Corporation and Subsidiaries

--------------------------------------------------------------------------------


                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    WEBSTER FINANCIAL CORPORATION
                                    -----------------------------
                                             Registrant






Date:     August 13, 1997           By:    /s/ John V. Brennan
       -------------------          -----------------------------
                                           John V. Brennan
                                           Executive Vice President
                                           Chief Financial Officer and Treasurer