Form 10-Q
period 1997-09-30
WEBSTER FINANCIAL CORP
filed 1997-11-14
CIK 801337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ending SEPTEMBER 30, 1997
                      ------------------
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
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
                                                                  [X] Yes [ ] No

     Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable date.


Common Stock (par value $ .01)                    13,634,122 SHARES
------------------------------        ------------------------------------------
           (Class)                    Issued and Outstanding at October 31, 1997

Webster Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------


                                      INDEX


                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION


Condensed  Consolidated  Statements of Condition at September 30, 1997
   and December 31, 1996                                                       3


Condensed  Consolidated  Statements  of Income  for the Three and Nine
   Months Ended September 30, 1997 and 1996                                    4


Condensed  Consolidated  Statements  of Cash Flows for the Nine Months
   Ended September 30, 1997 and 1996                                           5


Notes to Condensed Consolidated Financial Statements                           6


Management's   Discussion  and  Analysis  of  Condensed   Consolidated
   Financial Statements                                                       10



PART II - OTHER INFORMATION                                                   18



SIGNATURES                                                                    19

Webster Financial Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                                                     SEPTEMBER 30,         DECEMBER 31,
                                                                                         1997                  1996
                                                                                    --------------       -------------
                                                                                     (unaudited)
ASSETS
Cash and Due from Depository Institutions                                            $   125,728           $   105,226
Interest-bearing Deposits                                                                 90,100                 4,536
Securities: (Note 2)
   Trading at Fair Value                                                                  71,452                59,331
   Available for Sale, at Fair Value, (Book Value: $2,073,888 in 1997
        and $979,173 in 1996)                                                          2,101,410               983,699
   Held to Maturity, (Market Value: $447,237 in 1997
        and $528,473 in 1996)                                                            444,980               534,672
Loans Receivable, Net                                                                  3,732,498             3,642,522
Segregated Assets, Net                                                                    44,784                75,670
Accrued Interest Receivable                                                               40,127                35,430
Premises and Equipment, Net                                                               58,436                58,711
Foreclosed Properties, Net                                                                10,983                13,214
Intangible Assets                                                                         50,525                49,448
Prepaid Expenses and Other Assets                                                         39,991                44,751
                                                                                   --------------        -------------
   Total Assets                                                                       $6,811,014            $5,607,210
                                                                                   ==============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                                              $4,265,011            $4,457,561
Federal Home Loan Bank Advances                                                        1,039,029               559,880
Other Borrowings                                                                         972,437               166,127
Advance Payments by Borrowers for Taxes and Insurance                                     12,052                31,106
Accrued Expenses and Other Liabilities                                                    58,901                55,704
                                                                                   --------------        -------------
   Total Liabilities                                                                   6,347,430             5,270,378
                                                                                   --------------        -------------
Corporation-Obligated Mandatorily Redeemable Capital
   Securities of Subsidiary Trust (Note 9)                                               100,000                  --
                                                                                   --------------        -------------

SHAREHOLDERS' EQUITY
Cumulative  Convertible   Preferred  Stock,  Series  B,  No  shares  issued  and
   outstanding at September 30, 1997 and
   98,084 shares issued and outstanding at December 31, 1996                               --                        1
Common Stock, $.01 par value:
   Authorized - 30,000,000 shares;
   Issued - 13,637,863 shares at September 30, 1997 and
        13,561,540 shares at December 31, 1996                                               136                   136
Paid-in Capital                                                                          172,321               186,451
Retained Earnings                                                                        181,203               169,637
Less Treasury Stock at cost, 83,639 shares at September 30, 1997
   and 575,274 shares at December 31, 1996                                                (4,068)              (18,801)
Less Employee Stock Ownership Plan Shares Purchased with Debt                             (1,971)               (2,574)
Unrealized Gains on Securities, Net                                                       15,963                 1,982
                                                                                   --------------        -------------
   Total Shareholders' Equity                                                            363,584               336,832
                                                                                   --------------        -------------
   Total Liabilities and Shareholders' Equity                                         $6,811,014            $5,607,210
                                                                                   ==============        =============

See accompanying notes to condensed consolidated financial statements.

Webster Financial Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                                     1997           1996              1997         1996
                                                                   --------      ---------          --------     ------
                                                                        (unaudited)                       unaudited)
INTEREST INCOME:
Loans and Segregated Assets                                        $75,798        $72,663          $223,250       $212,983
Securities and Interest-bearing Deposits                            40,290         26,176           103,179         73,581
                                                                 ----------      ---------        ---------      ---------
   Total Interest Income                                           116,088         98,839           326,429        286,564
                                                                 ----------      ---------        ---------      ---------

INTEREST EXPENSE:
Interest on Deposits                                                41,715         43,250           126,695        130,324
Interest on Borrowings                                              24,767         11,829            56,164         31,215
                                                                 ----------      ---------        ---------      ---------
   Total Interest Expense                                           66,482         55,079           182,859        161,539
                                                                 ----------      ---------        ---------      ---------

NET INTEREST INCOME                                                 49,606         43,760           143,570        125,025
Provision for Loan Losses (Note 6)                                   3,550          2,345            13,460          6,204
                                                                 ----------      ---------        ---------      ---------
Net Interest Income After Provision for Loan Losses                 46,056         41,415           130,110        118,821
                                                                 ----------      ---------        ---------      ---------


NONINTEREST INCOME:
Fees and Service Charges                                             7,286          5,977            20,168         16,626
Gain on Sale of Loans and Loan Servicing, Net                          178            345               499            493
Gain on Sale of Securities, Net                                      1,234            526             1,880          1,890
Other Noninterest Income                                             1,019          1,395             3,183          3,659
                                                                 ----------      ---------        ---------      ---------
   Total Noninterest Income                                          9,717          8,243            25,730         22,668
                                                                 ----------      ---------        ---------      ---------

NONINTEREST EXPENSES:
Salaries and Employee Benefits                                      15,135         15,713            45,041         45,561
Occupancy Expense of Premises                                        3,161          3,226             9,491          9,290
Furniture and Equipment Expenses                                     2,932          3,033             8,818          8,031
Federal Deposit Insurance Premiums                                     256            531               757          1,584
Foreclosed Property Expenses and Provisions, Net (Note 4)              856            547             1,716          2,644
Marketing Expenses                                                   1,268          1,251             4,261          4,172
Intangible Amortization                                              1,562          1,566             4,693          4,141
Non-recurring Expenses (Note 6)                                      7,200          4,730            27,058          5,230
Capital Securities Expense                                           2,400            --              6,446            --
Other Operating Expenses                                             5,025          6,227            17,809         17,217
                                                                 ----------      ---------        ---------      ---------
   Total Noninterest Expenses                                       39,795         36,824           126,090         97,870
                                                                 ----------      ---------        ---------      ---------

Income Before Income Taxes                                          15,978         12,834            29,750         43,619
Income Tax Expense                                                   6,288          4,613            10,757         15,747
                                                                 ----------      ---------        ---------      ---------

NET INCOME                                                           9,690          8,221            18,993         27,872
Preferred Stock Dividends                                             --              283               --             928
                                                                 ----------      ---------        ---------      ---------
Net Income Available to Common Shareholders                         $9,690         $7,938           $18,993        $26,944
                                                                 ==========      =========        =========      =========

Net Income Per Common Share:
   Primary                                                           $0.69          $0.58             $1.37          $1.99
   Fully Diluted                                                     $0.69          $0.56             $1.35          $1.90

Dividends Declared Per Common Share                                  $0.20          $0.18             $0.60          $0.50


See accompanying notes to condensed consolidated financial statements.

Webster Financial Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       1997                 1996
                                                                                    ---------             --------
                                                                                              (unaudited)
OPERATING ACTIVITIES:
Net Income                                                                          $ 18,993              $ 27,872
Adjustments to Reconcile Net Income to Net
  Cash Provided (Used) by Operating Activities:
   Provision for Loan Losses                                                          13,460                 6,204
   Provision for Foreclosed Property Losses                                              645                 1,265
   Provision for Depreciation and Amortization                                         7,016                 6,178
   Amortization of Securities (Discounts) Premiums, Net                               (2,129)                3,573
   Amortization of Hedging Costs, Net                                                  2,273                   620
   Amortization of Intangibles                                                         4,693                 4,141
   Amortization of Mortgage Servicing Rights                                             387                   531
   Gains on Sale of  Foreclosed Properties, Net                                         (852)               (1,079)
   Loans and Securities Gains, Net                                                    (2,090)               (1,758)
   Gains on Trading Securities, Net                                                     (289)                 (625)
   (Increase) Decrease in Trading Securities                                         (32,447)                2,778
   Loans Originated for Sale                                                         (34,893)              (56,350)
   Sale of Loans, Originated for Sale                                                 35,911                68,462
   Increase in Interest Receivable                                                    (4,697)               (2,023)
   Increase (Decrease) in Interest Payable                                            10,947                  (449)
   Increase (Decrease) in Accrued Expenses and Other Liabilities, Net                 12,767               (10,314)
   Increase in Prepaid Expenses and Other Assets, Net                                 (4,649)               (4,935)
                                                                                 -------------         -------------
          Net Cash Provided by Operating Activities                                   25,046                44,091
                                                                                 -------------         -------------
INVESTING ACTIVITIES:
  Purchases of Securities, Available for Sale                                     (1,407,011)             (539,111)
  Purchases of Securities, Held to Maturity                                          (13,847)              (99,569)
  Maturities of Securities                                                           115,063               103,096
  Proceeds from Sale of Securities, Available for Sale                               112,425               202,561
  Net Increase in Interest-bearing Deposits                                          (85,564)              (18,298)
  Purchase of Loans                                                                 (116,815)              (67,423)
  Net (Increase) Decrease in Loans                                                      (579)               47,061
  Proceeds from Sale of Foreclosed Properties                                         15,877                16,742
  Net Decrease in Segregated Assets                                                   17,186                21,934
  Sale of Segregated Assets                                                           13,700                    --
  Principal Collected on Mortgage-backed Securities                                  190,657               174,400
  Purchases of Premises and Equipment, Net                                            (6,741)               (8,696)
  Net Cash and Cash Equivalents Received from Bank Acquisition                            --               113,551
                                                                                 -------------         -------------
          Net Cash Used by Investing Activities                                   (1,165,649)              (53,752)
                                                                                 -------------         -------------
FINANCING ACTIVITIES:
  Net Decrease in Deposits                                                          (191,970)             (143,316)
  Repayment of FHLB Advances                                                      (2,864,365)           (1,324,641)
  Proceeds from FHLB Advances                                                      3,343,514             1,470,755
  Repayment of  Other Borrowings                                                  (3,197,676)             (746,605)
  Proceeds from Other Borrowings                                                   4,004,754               800,324
  Net Decrease in Advance Payments for Taxes and Insurance                           (19,634)              (10,489)
  Net Proceeds from Issuance of Capital Securities                                    97,700                    --
  Cash Dividends to Common and Preferred Shareholders                                 (7,385)               (6,852)
  Common Stock Repurchased                                                            (6,020)               (7,575)
  Exercise of Stock Options                                                            2,187                 1,613
                                                                                 -------------         -------------
          Net Cash Provided by Financing Activities                                1,161,105                33,214
                                                                                 -------------         -------------
  Increase in Cash and Cash Equivalents                                               20,502                23,553
  Cash and Cash Equivalents at Beginning of Period                                   105,226                69,469
                                                                                 -------------         -------------
  Cash and Cash Equivalents at End of Period                                       $ 125,728              $ 93,022
                                                                                 =============         =============

  SUPPLEMENTAL DISCLOSURES:
       Income Taxes Paid                                                            $ 18,581              $ 18,714
       Interest Paid                                                                 171,403               158,985
  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Transfer of Loans to Foreclosed Properties                                      21,479                15,105

See accompanying notes to condensed consolidated financial statements.

Webster Financial Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
         -----------------------------------------------------

     The accompanying condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results which may be expected for the year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the restated Webster Financial Corporation 1996 Annual
Report to shareholders. The consolidated financial statements include the accounts of Webster Financial Corporation ("Webster") and its wholly owned subsidiary, Webster Bank (the "Bank").

     On January 31, 1997, and July 31, 1997, Webster acquired DS Bancor, Inc. ("Derby") and People's Savings Financial Corporation ("Peoples"), respectively, through merger transactions. The transactions were accounted for as a pooling of interests, and accordingly, the financial statements as of and for periods prior to the Derby and Peoples transactions have been restated to reflect the combinations. On August 1, 1997, Webster completed its acquisition of Sachem Trust National Association ("Sachem"). The transaction was accounted for as a purchase and therefore, periods prior to the merger date have not been restated.

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

     A summary of securities follows (in thousands):

                                                September 30, 1997                               December 31, 1996
                                ------------------------------------------------  ----------------------------------------------
                                                  Gross Unrealized                                 Gross Unrealized
                                    Amortized    ------------------      Market    Amortized      -----------------     Market
                                    Cost          Gains      Losses      Value        Cost         Gains     Losses      Value
                                ------------     ------     -------    ---------  -------------   ------    -------    -------
TRADING SECURITIES:
Mortgage-Backed Securities           $ 71,452   $    --   $     --      $ 71,452      $  59,331  $    --   $    --    $  59,331
                                   ----------   -------  ----------  -----------     ----------  -------  ---------  ----------

AVAILABLE FOR SALE PORTFOLIO:
U.S. Treasury Notes                     6,508        33         (6)        6,535          2,508       40        (4)       2,544
U.S. Government Agency                 60,164       215       (279)       60,100         78,105      277      (381)      78,001
Corporate Bonds and Notes              45,168       174          -        45,342         10,299       13        (7)      10,305
Equity Securities                     148,187    17,092     (4,293)      160,986         96,078    4,419      (144)     100,353
Mortgage-Backed Securities          1,797,999    24,215     (3,911)    1,818,303        786,723    8,559    (6,822)     788,460
Unamortized Hedge Instruments          15,862        --     (5,718)       10,144          5,460       --    (1,424)       4,036
                                   ----------   -------  ----------  -----------     ----------  -------  ---------  ----------
                                    2,073,888    41,729    (14,207)    2,101,410        979,173   13,308    (8,782)     983,699
                                   ----------   -------  ----------  -----------     ----------  -------  ---------  ----------

HELD TO MATURITY PORTFOLIO:
U.S. Treasury Notes                     2,447        20         --         2,467            944       12        --          956
U.S. Government Agency                 32,477        15        (79)       32,413         39,453      948      (340)      40,061
Corporate Bonds and Notes               1,478         5         (3)        1,480          1,577        6        (8)       1,575
Municipal Bonds                         5,000        --         --         5,000             --       --        --           --
Money Market                            1,500        --         --         1,500          8,000       --        --        8,000
Mortgage-Backed Securities            402,078     6,565     (4,266)      404,377        484,698    2,110    (8,927)     477,881
                                   ----------   -------  ----------  -----------     ----------  -------  ---------  ----------
                                      444,980     6,605     (4,348)      447,237        534,672    3,076    (9,275)     528,473
                                   ----------   -------  ----------  -----------     ----------  -------  ---------  ----------

   Total                           $2,590,320   $48,334   $(18,555)   $2,620,099     $1,573,176  $16,384  $(18,057)  $1,571,503
                                   ==========   =======  ==========  ===========     ==========  =======  =========  ==========

Webster Financial Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - NET INCOME PER SHARE
         --------------------

     Primary net income per share is calculated by dividing net income less preferred stock dividends by the weighted-average number of shares of common stock and common stock equivalents outstanding, when dilutive. The common stock equivalents consist of common stock options and warrants. Fully diluted net income per share is calculated by dividing adjusted net income by the weighted-average fully diluted common shares, including the effect of common stock equivalents and, for the year to date period, the hypothetical conversion into common stock of the Series B 7 1/2% Cumulative Convertible Preferred Stock ("Series B Stock"). There was no Series B Stock outstanding during the third quarter of 1997. The weighted-average number of shares used in the computation of primary net income per share for the three and nine months ended September 30, 1997, were 14,033,226 and 13,880,236, respectively, and for the three and nine months ended September 30, 1996, were 13,605,509 and 13,565,666, respectively. The weighted-average number of shares used in the computation of fully diluted earnings per share for the three and nine months ended September 30, 1997, were 14,098,213 and 14,070,469, respectively, and for the three and nine months ended September 30, 1996, were 14,593,529 and 14,631,507 respectively.


NOTE 4 - FORECLOSED PROPERTY EXPENSES AND PROVISIONS, NET
         ------------------------------------------------

         Foreclosed property expenses and provisions, net are summarized as follows (in thousands):

                                                                             Three Months                 Nine Months
                                                                          Ended September 30,         Ended September 30,
                                                                          -------------------         -------------------
                                                                           1997        1996           1997         1996
                                                                           ----        ----           ----         ----
              Gain on Sale of Foreclosed Property, Net                    $(393)      $ (455)         $(852)     $(1,079)
              Provision for Losses on Foreclosed Property                   520          220            645        1,245
              Rental Income                                                 (26)         (35)           (72)        (225)
              Foreclosed Property Expenses                                  755          817          1,995        2,703
                                                                          -----      -------         ------       ------
              Foreclosed Property Expenses and Provisions, Net            $ 856      $   547         $1,716       $2,644
                                                                          ======     ========        ======       ======


NOTE 5 - REVERSE REPURCHASE AGREEMENTS
         -----------------------------

     At September 30, 1997, Webster had short term borrowings through reverse repurchase agreements outstanding. Information concerning borrowings under reverse repurchase agreements is summarized below (dollars in thousands):

                                                              WEIGHTED AVERAGE
          BALANCE AT       REMAINING           WEIGHTED          MATURITY         BOOK VALUE      MARKET VALUE
     SEPTEMBER 30, 1997      TERM            AVERAGE RATE          DATE         OF COLLATERAL     OF COLLATERAL
-----------------------    ---------         ------------      --------------   ---------------   ----------------

      $676,040             1 to 23 months       5.63%         Less than 3 months     $671,378          $709,545

     The securities underlying the reverse repurchase agreements are all U.S. Agency collateral and have been delivered to the broker-dealers who arrange the transactions. Webster uses reverse repurchase agreements when the cost of such borrowings is less than other funding sources. The quarterly average balance and the maximum amount of outstanding reverse repurchase agreements at any month-end during the 1997 third quarter period were $472.5 million and $676.0 million, respectively. The total balance for reverse repurchase agreements outstanding at December 31, 1996, was $99.1 million.

Webster Financial Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - 1997 ACQUISITION COSTS
         ----------------------

     In connection with the acquisitions of Derby and Peoples, that were completed on January 31, 1997 and July 31, 1997, respectively, Webster recorded approximately $27.1 million of merger-related charges. Additionally, Webster recorded increases of $5.6 million and $1.5 million to the provision for loan losses related to the acquisition of Derby and Peoples, respectively, for conformity to Webster's credit policies. In connection with the acquisition of Sachem on August 1, 1997, Webster recorded costs that did not impact the statements of income as that transaction was recorded as a purchase transaction.

     The following table presents a summary of the merger-related accrued liabilities (in thousands):

                                                                    Derby        Peoples         Sachem
                                                                    -----        -------         ------
      Balance of  merger-related accrued liabilities
         at December 31, 1996                                   $       --      $       --     $      --
      Additions                                                     19,858           7,200         1,100
      Compensation (severance and related costs)                    (6,673)         (1,294)           (1)
      Data processing contract termination                          (1,412)             --            --
      Write down of fixed assets                                      (633)             --            --
      Transaction costs (including investment bankers,
          attorneys and accountants)                                (2,126)         (1,207)         (914)
      Merger related and miscellaneous expenses                     (2,764)             --            (5)
                                                                    ------           -----         -----
      Balance of merger-related accrued liabilities
          at September 30, 1997                                     $6,250          $4,699         $ 180
                                                                    ------          ------        ------


     The remaining accrued liability of $11.1 million represents, for the most part, an accrual for data processing contract termination costs payable over a future period, the estimated loss on sale of excess fixed assets due to consolidation of overlapping branch locations and compensation costs related to severance.

NOTE 7 - ACCOUNTING STANDARDS
         --------------------

     In September 1997, the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards No. 131, ("SFAS") "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the method in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. This statement requires that public business enterprises report quantitative and qualitative information about its reportable segments, including profit or loss, certain specific revenue and expense items and segment assets. This statement also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to corresponding amounts in the consolidated financial statements. This statement is effective for financial statements for periods beginning after December 15, 1997 and in the initial year of application, comparative information for earlier years is required.

     In September 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of this statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. This statement is effective for fiscal years beginning after December 15, 1997 and reclassification of financial statements of earlier periods for comparative purposes is required.

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

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." This statement simplifies the standards for computing and presenting earnings per share previously found in APB Opinion No. 15 and makes them comparable to international standards. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Diluted earnings per share for the three and nine months ended September 30, 1997 were $.69 and $1.35 respectively. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods.


NOTE 8 - CONVERSION OF CONVERTIBLE PREFERRED STOCK
         -----------------------------------------

     During the month of January 1997, preferred stockholders converted the remaining 98,084 shares of Series B Stock into 563,002 shares of common stock.


NOTE 9  - CORPORATION-OBLIGATED  MANDATORILY REDEEMABLE  CAPITAL  SECURITIES  OF
            SUBSIDIARY TRUST
          ----------------------------------------------------------------------

     On January 30, 1997, Webster completed the sale of $100 million of Webster Capital Trust I Capital Securities. Webster Capital Trust I is a business trust formed for the purpose of issuing capital securities and investing the proceeds in junior subordinated debentures issued by Webster and due 2027. The sole assets of the Trust are the junior subordinated debentures. Interest payments on the debentures are tax deductible by Webster. The securities have an annual interest rate of 9.36%, payable semiannually, beginning July 29, 1997.

NOTE 10 - SUBSEQUENT EVENTS
          -----------------

     On October 27, 1997, Webster announced a definitive agreement to acquire Eagle Financial Corp. ("Eagle"), on a stock for stock basis in a tax-free exchange fixed at 0.84 shares of Webster common stock for each share of Eagle common stock. At the time of the announcement, Eagle had approximately $2.1 billion in total assets, $1.1 billion in loans, net and $1.4 billion in deposits and operated 30 branches. Subsequent to the acquisition, Webster will have approximately $8.9 billion in total assets and over 110 branch offices prior to the consolidation of overlapping branches. Webster anticipates recognizing acquisition related charges of approximately $18.9 million on a before tax basis.

     The definitive agreement has been approved by both companies' boards of directors and is subject to the approval of Webster's and Eagle's stockholders and the appropriate regulatory agencies. Webster expects the transaction to close during the first quarter of 1998.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDENSED CONSOLIDATED FINANCIAL
  STATEMENTS
--------------------------------------------------------------------------------

GENERAL
-------

    Webster Financial Corporation ("Webster" ), through its subsidiary, Webster Bank, (the "Bank") delivers financial services to individuals, families and businesses located throughout Connecticut. Webster Bank emphasizes four business lines consumer, business, mortgage banking, and trust and investment management services each supported by centralized administration and operations. The Corporation has grown significantly in recent years, primarily through a series of acquisitions which have expanded and strengthened its franchise. Webster currently serves customers from 84 full service banking offices located in Hartford, New Haven, Fairfield, Litchfield and Middlesex counties in Connecticut.


CHANGES IN FINANCIAL CONDITION
------------------------------

     Total assets were $6.8 billion at September 30, 1997, an increase of $1.2 billion from $5.6 billion at December 31, 1996. The change in total assets is due primarily to a net increase in securities of approximately $1.0 billion and increases in net loans and interest-bearing deposits of $90.0 million and $85.6 million, respectively. The increases were funded, in part, by borrowings and by the capital securities issued in January 1997, as discussed below.

     Net Segregated Assets decreased to $44.8 million at September 30, 1997, from $75.7 million at December 31, 1996, due primarily to the bulk sale of approximately $13.7 million of multi-family loans. Principal repayments and net charge-offs totaled approximately $12.8 million and $4.4 million, respectively. Total net foreclosed properties were $11.0 million at September 30, 1997, compared to $13.2 million at December 31, 1996. The net decrease in foreclosed properties of $2.2 million for the current nine month period was primarily attributable to sales of $12.6 million and valuation write downs of $6.6 million that were offset by additions of $17.0 million.

     Total liabilities were $6.3 billion at September 30, 1997, an increase of $1.0 billion from $5.3 billion at December 31, 1996. The increase in total liabilities for the current period is due primarily to a net increase in borrowings of $1.3 billion that was partially offset by a decrease of $192.6 million in deposits.

     On January 30, 1997, Webster completed the sale of $100 million of Webster Capital Trust I Capital Securities. Webster Capital Trust I is a business trust formed for the purpose of issuing capital securities and investing the proceeds in junior subordinated debentures, issued by Webster and due 2027. Interest payments on the debentures are tax deductible by Webster. The securities have an annual interest rate of 9.36%, payable semiannually, beginning July 29, 1997.

     Shareholders' equity was $363.6 million at September 30, 1997 and $336.8 million at December 31, 1996. At September 30, 1997, the Bank had Tier 1 leveraged, Tier 1 risk-based, and Total risk-based capital ratios of 5.74%, 12.43% and 13.69%, respectively. The Bank continues to meet the regulatory capital requirements to be categorized as a "well capitalized" institution at September 30, 1997.

ASSET QUALITY
-------------

     Webster devotes significant attention to maintaining high asset quality through conservative underwriting standards, active servicing of loans, aggressively managing nonperforming assets and maintaining adequate reserve coverage on nonaccrual assets. At September 30, 1997, residential and consumer loans comprised approximately 88% of the loan portfolio. All fixed income securities must have an investment rating in the top two rating categories by a major rating service at time of purchase. Unless otherwise noted, the information set forth concerning loans, nonaccrual loans, foreclosed properties and allowances for loan losses excludes Segregated Assets which are discussed separately.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDENSED CONSOLIDATED FINANCIAL
  STATEMENTS
--------------------------------------------------------------------------------

     A breakdown of loans receivable, net by type as of September 30, 1997 and December 31, 1996 follows (in thousands):

                                                      September 30, 1997          December 31, 1996
                                                      ------------------          -----------------
Residential Mortgage Loans                               $2,876,496                   $2,784,796
Commercial Real Estate Loans                                274,564                      281,839
Commercial Loans                                            185,113                      195,643
Consumer Loans (Including Home Equity)                      419,052                      408,536
Credit Cards                                                 29,546                       14,893
                                                         -----------                  -----------
     Total Loans                                          3,784,771                    3,685,707
Allowance for Loan Losses                                   (52,273)                     (43,185)
                                                         -----------                  ----------
      Loans Receivable, Net                              $3,732,498                   $3,642,522
                                                         ===========                  ==========

     Included above at September 30, 1997 and December 31, 1996, were loans held for sale of $2.9 million and $4.8 million, respectively. Loans held for sale at September 30, 1997 and December 31, 1996, represented one-to-four family residential mortgage loans.

     The following table details the nonaccrual assets at September 30, 1997 and December 31, 1996 (in thousands):

                                                           September 30, 1997     December 31, 1996
                                                           ------------------     -----------------
Loans Accounted for on a Nonaccrual Basis:
     Residential Real Estate                                      $24,412               $25,393
     Commercial                                                    11,497                12,874
     Consumer                                                       2,357                 3,339
                                                                  -------               -------
        Total Nonaccrual Loans                                     38,266                41,606

Foreclosed Properties:
     Residential and Consumer                                       6,418                 5,305
     Commercial                                                     4,565                 7,909
                                                                  -------               -------
         Total Nonaccrual Assets                                  $49,249               $54,820
                                                                  =======               =======

     The net decrease in nonaccrual assets of $5.6 million at September 30, 1997, as compared to the December 31, 1996, balance is due primarily to payoffs, foreclosed property sales and charge-offs.

     At September 30, 1997, Webster's allowance for losses on loans of $52.3 million represented 136.6% of nonaccrual loans and its total allowances for losses on nonaccrual assets of $52.8 million amounted to 106.1% of nonaccrual assets. A detail of the changes in the allowances for losses on loans and foreclosed property for the nine months ended September 30, 1997 follows (in thousands):

                                                                    Allowances for Losses on
                                                                    ------------------------
                                                                           Impaired    Foreclosed           Total
                                                                Loans        Loans     Properties    Allowances for Losses
                                                                -----        -----     ----------    ---------------------
    Balance at December 31, 1996                               $42,629       $  556     $    740          $ 43,925
    Provisions for Losses                                        6,310            -          610             6,920
    Provision Related to Acquisitions                            7,150            -            -             7,150
    Allocation to Impaired Allowance                              (300)         300            -                 -
    Losses Charged to Allowances                                (9,818)           -         (925)          (10,743)
    Recoveries Credited to Allowances                            5,446            -          115             5,561
                                                              --------     --------     --------          --------
    Balance at September 30, 1997                             $ 51,417     $    856     $    540          $ 52,813
                                                              ========     ========     ========          ========

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDENSED CONSOLIDATED FINANCIAL
  STATEMENTS
--------------------------------------------------------------------------------

Segregated Assets, Net
----------------------

     Segregated Assets, Net at September 30, 1997, included the following assets purchased from the FDIC in the First Constitution Acquisition which are subject to a loss-sharing arrangement with the FDIC (in thousands):

                                                          September 30, 1997      December 31, 1996
                                                          ------------------      -----------------

     Commercial Real Estate Loans                            $ 42,029                 $ 58,745
     Commercial Loans                                           4,677                    6,606
     Multi-Family Real Estate Loans                               --                    12,772
     Foreclosed Properties                                        727                      406
                                                             ---------                --------
                                                               47,433                   78,529
     Allowance for Segregated Assets Losses                    (2,649)                  (2,859)
                                                             ---------                ---------
        Segregated Assets, Net                               $ 44,784                 $ 75,670
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

     Upon termination of the seven-year period after the Acquisition Date, if the sum of net charge-offs on Segregated Assets for the first five years after the Acquisition Date plus permitted expenses during the entire seven-year period, less any recoveries during the sixth and seventh year on Segregated Assets charged off during the first five years, exceeds $49.2 million, the FDIC is required to pay Webster an additional 15% of any such excess over $49.2 million at the end of the seventh year. At September 30, 1997, cumulative net charge-offs aggregated $58.4 million.

     Gross Segregated Assets decreased $3.3 million during the 1997 third quarter period due primarily to principal repayments. During the first nine months of the 1997 period, Webster received reimbursements for net charge-offs and eligible expenses on Segregated Assets aggregating $4.3 million. A reimbursement request totaling $164,000 has been submitted to the FDIC for the 1997 third quarter period.

     A detail of changes in the allowance for Segregated Assets losses follows (in thousands):

         Balance at December 31, 1996                       $ 2,859
         Charge-offs                                           (229)
         Recoveries                                              19
                                                            -------
         Balance at September 30, 1997                      $ 2,649
                                                            =======

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDENSED CONSOLIDATED FINANCIAL
  STATEMENTS
--------------------------------------------------------------------------------

     The following table details nonaccrual Segregated Assets at September 30, 1997 and December 31, 1996 (in thousands):

                                                                  September 30, 1997       December 31, 1996
                                                                  ------------------       -----------------
Segregated Assets Accounted for on a Nonaccrual Basis:
     Commercial Real Estate Loans                                        $   623                $ 3,337
     Commercial Loans                                                      2,695                    192
     Multi-Family Real Estate Loans                                          --                     495
                                                                         --------               -------
         Total Nonaccrual Loans                                            3,318                  4,024

Foreclosed Properties:
     Commercial Real Estate                                                  644                    269
     Multi-Family Real Estate                                                 83                    138
                                                                         --------               -------
         Total Nonaccrual Segregated Assets                              $ 4,045                $ 4,431
                                                                         ========               =======


ASSET/LIABILITY MANAGEMENT
--------------------------

     The goal of Webster's asset/liability policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of risk. Webster must provide for sufficient liquidity for daily operations while maintaining mandated regulatory liquidity levels. To this end, Webster's strategies for managing interest-rate risk are responsive to changes in the interest-rate environment and market demands for particular types of deposit and loan products. Management measures interest-rate risk using duration, GAP and simulation analysis with particular emphasis on measuring changes in the market value of equity and changes in net interest income in different interest-rate environments. The simulation analyses incorporate assumptions about balance sheet changes such as asset and liability growth, loan and deposit pricing and changes due to the mix and maturity of such assets and liabilities. From such simulations, interest rate risk is quantified and appropriate strategies are formulated.

     As part of its asset/liability management strategy, Webster utilizes various interest rate instruments including short futures positions, interest rate swaps, interest rate caps and interest rate floors. Webster holds short futures positions to minimize the price volatility of certain adjustable rate assets held as Trading Securities. Changes in the market value of the short futures positions and trading securities are recognized as a gain or loss in the consolidated statements of income in the period for which the change occurred.

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

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDENSED CONSOLIDATED FINANCIAL
 STATEMENTS
------------------------------------------------------------------------

     The following table details the estimated market value of Webster's financial assets at September 30, 1997, if interest rates instantaneously increase or decrease 100 basis points.

                                                         Book                 Market              Estimated Market Value
ASSETS                                                  Value                 Value              -100 BP            +100BP
                                                   -----------           -----------         -------------      -----------
Cash & Interest Bearing Deposits                     $ 215,828             $ 215,828            $ 215,828         $ 215,828

Trading Securities                                      71,452                71,452               71,048            67,783
Hedges                                                      --                    --               (1,510)            1,738
                                                   -----------           -----------         -------------      -----------
   Total Trading Securities                             71,452                71,452               69,538            69,521

Available for Sale Securities                        2,058,026             2,091,266            2,118,282         2,046,334
Hedges                                                  15,862                10,144                6,729            18,233
                                                   -----------           -----------         -------------      -----------
   Total Available for Sale Securities               2,073,888             2,101,410            2,125,011         2,064,567

Held to Maturity Securities                            444,980               447,237              450,097           437,497
Loans                                                3,784,771             3,860,376            3,912,835         3,785,911
Mortgage Loan Servicing Assets                           5,610                 8,433                5,995             9,893

LIABILITIES

Deposits                                            $4,265,011            $4,079,779           $4,149,570        $4,013,782
FHLB Advances & Other Borrowings                     1,969,588             1,931,149            1,935,821         1,926,527
Senior Notes & Capital Securities                      140,000               143,934              153,910           134,723


     Based on Webster's asset/liability mix at September 30, 1997, management's sensitivity analysis of the effects of changing interest rates estimates that an instantaneous +/-100 basis point change in interest rates would change net interest income over the next twelve months by less than 4.2%. The above estimated market values are subject to factors that could cause actual results to differ from such projections and estimates.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Under regulations of the Office of Thrift Supervision, Webster Bank is required to maintain assets which are readily marketable in an amount equal to 5% or more of its net withdrawable deposits plus short-term borrowings. At September 30, 1997, Webster Bank had a liquidity ratio of 7.5% and was in compliance with the applicable regulations. Webster Bank had mortgage commitments outstanding of $89.4 million, non-mortgage commitments of $16.3 million, unused home equity credit lines of $269.6 million, available credit card lines of $90.0 million and commercial lines and letters of credit of $100.0 million.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  CONDENSED  CONSOLIDATED  FINANCIAL
STATEMENTS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

     COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

GENERAL
-------

     Net income for the three month period ended September 30, 1997, excluding non-recurring expenses, was $14.7 million, or $1.05 per fully diluted share compared to $11.0 million or $.75 per fully diluted share for the same period in 1996. Net income for the nine month period ended September 30, 1997, excluding non-recurring expenses, was $39.0 million, or $2.77 per fully diluted share compared to $30.9 million, or $2.11 per fully diluted share for the same period in 1996. Including the non-recurring after tax charges of $5.0 million related to Webster's acquisition of Peoples, Webster reported net income of $9.7 million or $0.69 per fully diluted share for the 1997 third quarter period, compared to $8.2 million or $0.56 per fully diluted share for the respective 1996 period. Including the non-recurring after tax charges of $20.0 million related to Webster's acquisitions of Derby and Peoples, Webster reported net income of $19.0 million or $1.35 per fully diluted share for the nine months of 1997, compared to $27.9 million or $1.90 per fully diluted share for the respective 1996 period. Results for the nine months of 1996 included $290,000 of after tax non-recurring conversion costs related to the 20 branches acquired from Shawmut Bank Connecticut N.A. (the "Shawmut Transaction") and $2.7 million of after tax non-recurring costs related to a one-time charge by the FDIC for recapitalization of the SAIF Fund.

NET INTEREST INCOME
-------------------

     Net interest income for the three and nine month periods ended September 30, 1997, amounted to $49.6 million and $143.6 million, respectively, compared to $43.8 million and $125.0 million for the respective periods in 1996. The increases for the current year period are primarily attributable to a higher volume of average interest-earning assets. The net interest rate spread for the three and nine month periods ended September 30, 1997, were 3.03% and 3.10%, respectively, compared to 3.10% and 3.08% for the same respective periods in 1996. The decrease in interest rate spread for the 1997 three month period as compared to the same respective period in 1996, reflects a higher cost of funds that more than offset an increased yield on interest-earning assets.

INTEREST INCOME
---------------

     Interest income for the three and nine month periods ended September 30, 1997, amounted to $116.1 million and $326.4 million, respectively, compared to $98.8 million and $286.6 million, respectively, for the comparable periods in 1996. The increases for the three and nine month periods in the current year are due primarily to a higher volume of average interest-earning assets, which were $6.3 billion and $5.9 billion, respectively, for the 1997 periods and $5.4 billion and $5.2 billion, respectively, for the 1996 periods. An increase in the yield on interest-earning assets for the current quarter period was also a contributing factor to the overall increase in interest income. When the nine month periods are compared, the yield on interest-earning assets decreased slightly in the current year period due to a higher volume of lower yielding securities. The yield on interest-earning assets for the three and nine months ended September 30, 1997, was 7.40% and 7.36%, respectively, compared to 7.35% and 7.39%, respectively, for the same periods of the previous year.

INTEREST EXPENSE
----------------

     Interest expense for the three and nine month periods ended September 30, 1997, amounted to $66.5 million and $182.9 million, respectively, compared to $55.1 million and $161.5 million for the same periods in 1996. The increases for the current periods are due primarily to increases in average borrowings, which were $1.7 billion and $1.3 billion, respectively, for the three and nine month current year periods compared to $598.3 million and $677.4 million, respectively, for the 1996 periods. The cost of interest-bearing liabilities increased to 4.37% for the three months ended September 30, 1997, as compared to 4.25% for the same period in 1996. The cost of interest-bearing liabilities decreased to 4.26% for the nine months ended September 30, 1997, compared to 4.31% for the respective 1996 period. Interest expense on borrowings for the three and nine month periods ended September 30, 1997, amounted to $24.8 million and $56.2 million, respectively, compared to $11.8 million and $31.2 million, respectively, for the same periods in 1996.

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

THREE MONTHS ENDED SEPTEMBER 30,                                      1997                                1996
--------------------------------                       ----------------------------------    -------------------------------
                                                           AVERAGE             AVERAGE           AVERAGE            AVERAGE
(DOLLARS IN THOUSANDS)                                     BALANCE   INTEREST    YIELD           BALANCE   INTEREST   YIELD
                                                           -------   --------    -----           -------   --------   -----
ASSETS:
INTEREST EARNING ASSETS:
Loans and Segregated Assets                            $3,824,250     $75,798   7.89%         $3,729,210    $72,663   7.77%
Securities                                              2,428,899      40,290   6.63           1,632,879     26,176   6.42
                                                        ---------    --------   -----          ---------    -------   ----
     TOTAL INTEREST EARNING ASSETS                      6,253,149     116,088   7.40           5,362,089     98,839   7.35
                                                                      -------                                ------
Noninterest Earning Assets                                306,382                                238,802
                                                       -----------                            ----------
     TOTAL ASSETS                                       $6,559,531                            $5,600,891
                                                         =========                             =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST BEARING LIABILITIES:
Deposits                                                $4,338,893     41,715   3.81          $4,432,651     43,250   3.88
Borrowings                                               1,713,779     24,767   5.66             782,512     11,829   5.93
                                                         ---------     ------   ----          ----------     ------   ----
     TOTAL INTEREST BEARING LIABILITIES                  6,052,672     66,482   4.37           5,215,163     55,079   4.25
                                                         ---------     ------                  ---------     ------
Noninterest Bearing Liabilities                             54,323                                38,600
                                                        ----------                           -----------
     TOTAL LIABILITIES                                   6,106,995                             5,253,763
Corporation-Obligated Mandatorily Redeemable
 Capital Securities of Subsidiary Trust                    100,000                                    --
SHAREHOLDERS' EQUITY                                       352,536                               347,128
                                                        ----------                            ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $6,559,531                            $5,600,891
                                                         =========                             =========

NET INTEREST INCOME                                                   $49,606                               $43,760
                                                                      =======                               =======
INTEREST RATE SPREAD                                                            3.03%                                 3.10%
                                                                                =====                                 =====
NET YIELD ON AVERAGE INTEREST EARNING ASSETS                                    3.18%                                 3.26%
                                                                                =====                                 =====

NINE MONTHS ENDED SEPTEMBER 30,                                       1997                                   1996
-------------------------------                        ----------------------------------   ------------------------------------
                                                           AVERAGE             AVERAGE           AVERAGE            AVERAGE
(DOLLARS IN THOUSANDS)                                     BALANCE   INTEREST    YIELD           BALANCE   INTEREST   YIELD
                                                           -------   --------    -----           -------   --------   -----
ASSETS:
INTEREST EARNING ASSETS:
Loans and Segregated Assets                             $3,810,757   $223,250    7.80%        $3,637,254   $212,983   7.79%
Securities                                               2,093,448    103,179    6.57          1,529,334     73,581   6.45
                                                         ---------    -------    ----          ---------   --------   ----
     TOTAL INTEREST EARNING ASSETS                       5,904,205    326,429    7.36          5,166,588    286,564   7.39
                                                                      -------                               -------
Noninterest Earning Assets                                 276,616                               256,646
                                                        ----------                            ----------
TOTAL ASSETS                                            $6,180,821                            $5,423,234
                                                        ==========                            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST BEARING LIABILITIES:
Deposits                                                $4,390,066    126,695    3.85         $4,357,376    130,324   3.84
Borrowings                                               1,300,508     56,164    5.69            677,408     31,215   6.06
                                                         ---------   --------    ----         ----------     ------   -----
     TOTAL INTEREST BEARING LIABILITIES                  5,690,574    182,859    4.26          5,034,784    161,539   4.31
                                                                      -------                               -------
Noninterest Bearing Liabilities                             60,157                                46,308
                                                        ----------                            ----------
     TOTAL LIABILITIES                                   5,750,731                             5,081,092
Corporation-Obligated Mandatorily Redeemable
Capital Securities of Subsidiary Trust                      89,744                                    --
SHAREHOLDERS' EQUITY                                       340,346                               342,142
                                                        ----------                            ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $6,180,821                            $5,423,234
                                                        ==========                            ==========

NET INTEREST INCOME                                                  $143,570                              $125,025
                                                                     ========                              ========
INTEREST RATE SPREAD                                                             3.10%                                3.08%
                                                                                 =====                                =====
NET YIELD ON AVERAGE INTEREST-EARNING ASSETS                                     3.26%                                3.22%
                                                                                 =====                                =====

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  CONDENSED  CONSOLIDATED  FINANCIAL
STATEMENTS
--------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES
-------------------------

     The provision for loan losses amounted to $3.6 million and $13.5 million for the three and nine month periods ended September 30, 1997, respectively, compared to $2.3 million and $6.2 million for the respective periods in 1996. Included in the provision for the nine month period ended September 30, 1997, was a $7.2 million provision related to loans acquired in the Derby and Peoples acquisitions. At September 30, 1997, the allowance for loan losses was $52.3 million and represented 136.6% of nonaccrual loans, compared to $43.4 million and 108.6%, respectively a year earlier.


NONINTEREST INCOME
------------------

     Noninterest income for the three and nine month periods ended September 30, 1997, amounted to $9.7 million and $25.7 million, respectively, compared to $8.2 million and $22.7 million, respectively, for the same periods in 1996. The increases in noninterest income for the three and nine month periods ended September 30, 1997, compared to the same periods in 1996, are due primarily to increased income from fees and service charges in the 1997 periods. There were $1.4 million and $2.4 million of net gains on the sales of securities and loans for the three and nine month periods ended September 30, 1997, respectively, compared to $871,000 and $2.4 million, respectively, for the same periods in 1996.

NONINTEREST EXPENSES
--------------------

     Noninterest expenses for the three and nine months ended September 30, 1997, amounted to $39.8 million and $126.1 million, respectively, compared to $36.8 million and $97.9 million for the same respective periods in 1996. The increases in noninterest expenses for the current three and nine month periods are due primarily to $7.2 million and $27.1 million of non-recurring expenses related to the acquisitions of Derby and Peoples completed on January 31, 1997 and July 31, 1997, respectively. For the three month period ended September 30, 1997, compared to the same period in 1996, noninterest expenses decreased $1.9 million excluding non-recurring and capital securities expenses. Decreases in salary and benefits expenses of $578,000 and other operating expenses of $1.2 million were primarily responsible for the overall decrease in the current three month period. The decrease in salaries and benefits expenses and other operating expenses is primarily attributed to synergies achieved through acquisitions. Noninterest expenses for the 1997 and 1996 nine month periods were comparable after adjusting for non-recurring and capital securities expenses.


INCOME TAXES
------------

     Total income tax expense for the three and nine month periods ended September 30, 1997, amounted to $6.3 million and $10.8 million, respectively, compared to $4.6 million and $15.7 million, respectively, for the same periods in 1996. Income tax expense for the three months ended September 30, 1997, increased due to a higher level of income before taxes compared to the same period in 1996. Income tax expense for the nine months ended September 30, 1997, decreased as compared to the 1996 period due primarily to lower income before taxes as a result of non-recurring expenses that were recorded in connection with the acquisitions of Derby and Peoples.

Webster Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------


                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS - At  September  31,  1997,  there  were no  material pending legal proceedings, other than ordinary routine litigation to its business, to which Webster was a party or to which any of its property was subject.


Item 2.  CHANGES IN SECURITIES  -  Not Applicable


Item 3.  DEFAULTS UPON SENIOR SECURITIES  -  Not Applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)  Not Applicable

         (b)  Not Applicable

         (c)  Not Applicable

         (d)  Not Applicable


Item 5.  OTHER INFORMATION  - Not applicable


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit No. 27.  Financial Data Table


         (b)  Reports filed on Form 8-K

              Form 8K filed  August 15,  1997  (announcing  the  acquisition  of
              People's   Saving   Financial  Corp.  and  Sachem  Trust  National
              Association).

Webster Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       WEBSTER FINANCIAL CORPORATION
                                                Registrant






Date:     November 14, 1997               By:   /s/ John V. Brennan
       --------------------                   ---------------------
                                          John V. Brennan
                                          Executive Vice President,
                                          Chief Financial Officer and Treasurer