Form 10-K
period 1997-12-31
WEBSTER FINANCIAL CORP
filed 1998-03-31
CIK 801337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1997 OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _____ .

          Commission File Number: 0-15213

                          WEBSTER FINANCIAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       06-1187536
             --------                                       ----------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

   WEBSTER PLAZA, WATERBURY, CONNECTICUT                      06702
   -------------------------------------                      -----
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         Based upon the closing price of the registrant's common stock as of March 25, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant is $916,700,397. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant have been excluded because such persons may be deemed to be affiliates. This reference to affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

                  Class: Common Stock, par value $.01 per share
              Issued and Outstanding at March 25, 1998: 13,701,649

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I and II: Portions of the Annual Report to Shareholders for fiscal year ended December 31, 1997

Part III: Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998.

                          WEBSTER FINANCIAL CORPORATION
                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

ITEM 1.   Business...........................................................  3

             General.........................................................  3
             Acquisition Pending Consummation................................  4
             Recent Acquisitions.............................................  4
             FDIC Assisted Acquisitions......................................  6
             Lending Activities..............................................  7
             Segregated Assets .............................................. 13
             Investment Activities........................................... 13
             Trust Activities................................................ 14
             Sources of Funds  .............................................. 15
             Bank Subsidiaries............................................... 17
             Employees....................................................... 17
             Market Area and Competition..................................... 18
             Regulation...................................................... 18
             Taxation........................................................ 19

ITEM 2.   Properties......................................................... 20
ITEM 3.   Legal Proceedings.................................................. 21
ITEM 4.   Submission of Matters to a Vote of Security Holders................ 21


                                     PART II

ITEM 5.   Market for Registrant's Common Equity and
            Related Stockholder Matters...................................... 21
ITEM 6.   Selected Financial Data............................................ 22
ITEM 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations ........................................... 23
ITEM 7.a  Quantitative and Qualitative Disclosures About Market Risk......... 23
ITEM 8.   Financial Statements and Supplementary Data........................ 23
ITEM 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure ........................................ 24

                                    PART III

ITEM 10.   Directors and Executive Officers of the Registrant................ 24
ITEM 11.   Executive Compensation............................................ 24
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.... 24
ITEM 13.   Certain Relationships and Related Transactions.................... 24


                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.. 24

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Webster Financial Corporation, ("Webster" or the "Corporation"), through its subsidiary, Webster Bank (the "Bank"), delivers financial services to individuals, families and businesses located throughout Connecticut. Webster Bank is organized along four business lines: consumer, business, mortgage banking and trust and investment management services, each supported by centralized administration and operations. The Corporation has grown significantly in recent years, primarily through a series of acquisitions which have expanded and strengthened its franchise.

         At December 31, 1997, total assets were $7.0 billion as compared to $5.6 billion a year earlier. Net loans receivable amounted to $3.8 billion at December 31, 1997 as compared to $3.6 billion a year ago. Deposits were $4.4 billion at December 31,1997 as compared to $4.5 billion at December 31, 1996.

         Webster expanded its banking operations by acquiring Sachem Trust National Association ("Sachem Trust") in August 1997, People's Savings Financial Corp. ("People's") in July 1997 and DS Bancor, Inc. ("Derby") in January 1997. (See "Recent Acquisitions"). In preceding years, Webster expanded its operations through the acquisitions of 20 former Shawmut Bank Connecticut National Association ("Shawmut") branch banking offices in the Greater Hartford banking market in 1996, Shelton Bancorp, Inc. ("Shelton") in 1995, Bristol Savings Bank ("Bristol") in 1994 and Shoreline Bank & Trust ("Shoreline") in 1994 (see "Recent Acquisitions") and the FDIC assisted acquisitions of First Constitution Bank ("First Constitution") in 1992 and Suffield Bank ("Suffield") in 1991. (See "FDIC Assisted Acquisitions"). These acquisitions have significantly expanded the market areas served by the Corporation.

         At December 31, 1997, the assets of the Corporation, on an unconsolidated basis, consisted primarily of its investment in the Bank and $87.6 million of cash and investment securities. The principal sources of Webster's revenues on an unconsolidated basis are dividends from the Bank and interest and dividend income from other investments. See Note 22 to Webster's Consolidated Financial Statements for parent-only financial statements.

         The Bank's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a Bank Insurance Fund ("BIF") member institution and at December 31, 1997, approximately 81% of the Bank's deposits were subject to BIF assessment rates and 19% were subject to Savings Association Insurance Fund ("SAIF") assessment rates. (See "Regulation").

         Webster, as a holding company, and the Bank are subject to comprehensive regulation, examination and supervision by the OTS, as the primary federal regulator. The Bank is also subject to regulation, examination and supervision by the FDIC as to certain matters. Webster's executive offices are located at Webster Plaza, Waterbury, Connecticut, 06702. Its telephone number is
(203) 753-2921.

ACQUISITION PENDING CONSUMMATION

     The Eagle Acquisition. During the second quarter of 1998, Webster expects to complete its acquisition of Eagle Financial Corp ("Eagle") and its subsidiary, Eagle Bank, a $2.1 billion savings bank headquartered in Bristol, Connecticut. In connection with the acquisition of Eagle, Webster had expected to issue 5.1 million shares of its common stock for all the outstanding shares of Eagle common stock. Under the original terms of the argeement, each outstanding share of Eagle common stock was expected to be converted into .84 shares of Webster common stock. On March 17, 1998, Webster announced a two-for-one stock split to shareholders of record as of April 6, 1998, subject to shareholder approval of an amendment to the Corporation's Certificate of Incorporation to increase the authorized number of shares of Webster common stock from 30,000,000 to 50,000,000. Due to the stock split, and subject to shareholder approval of the Eagle acquisition on April 2, 1998, the exchange ratio will change to 1.68 shares and accordingly, approximately 10.2 million shares of Webster common stock are expected to be issued for all of the outstanding shares of Eagle common stock. This acquisition will be accounted for as a pooling of interests, and as such, future Consolidated Financial Statements of the Corporation will include Eagle's financial data as if Eagle had been combined at the beginning of the earliest period presented.

RECENT ACQUISITIONS

     The Sachem Acquisition. On August 1, 1997, Webster acquired Sachem Trust, a trust company headquartered in Guilford, Connecticut with $300 million of assets under management, in a tax-free stock-for-stock exchange. Under the terms of the agreement, Webster issued 83,385 shares of Webster common stock for all 173,000 outstanding shares of Sachem Trust. This acquisition was accounted for as a purchase, and as such, results are reported in the Corporation's Consolidated Financial Statements only for the periods subsequent to the acquisition date.

     The People's Acquisition. On July 31, 1997, Webster acquired People's and its subsidiary, People's Savings Bank & Trust, headquartered in New Britain, Connecticut, which had $482 million of assets. In connection with the acquisition of People's, Webster issued 1,575,996 shares of its common stock for all the outstanding shares of People's common stock. Under the terms of the merger agreement each outstanding share of People's common stock was converted into .85 shares of Webster common stock. This acquisition was accounted for as a pooling of interests, and as such, the Corporation's Consolidated Financial Statements include People's financial data as if People's had been combined at the beginning of the earliest period presented.

     The Derby Acquisition. On January 31, 1997, Webster acquired Derby and its subsidiary, Derby Savings Bank, headquartered in Derby, Connecticut, which had $1.2 billion of assets. In connection with the acquisition of Derby, Webster issued 3,501,370 shares of its common stock for all the outstanding shares of Derby common stock. Under the terms of the merger agreement, each outstanding share of Derby common stock was converted into 1.14158 shares of Webster common stock. This acquisition was accounted for as a pooling of interests, and as such, the Corporation's Consolidated Financial Statements include Derby's financial data as if Derby had been combined at the beginning of the earliest period presented.

     The Shawmut Transaction. On February 16, 1996, Webster Bank acquired 20 branches in the Greater Hartford market from Shawmut (the "Shawmut Transaction"), as part of a divesture in connection with the merger of Shawmut and Fleet Bank. In the branch purchase, Webster Bank acquired approximately $845 million in deposits and $586 million in loans. As a result of this transaction, Webster recorded $44.2 million as a core deposit intangible asset. In connection with the Shawmut Transaction, Webster raised net proceeds of $32.1 million through the sale of 1,249,600 shares of its common stock in an underwritten public offering in December 1995. The Shawmut Transaction was accounted for as a purchase, and as such, results are reported in the Corporation's Consolidated Financial Statements only for the periods subsequent to the consummation of the Shawmut Transaction.

     The Shelton Bancorp, Inc. Acquisition. On November 1, 1995, Webster acquired Shelton and its subsidiary, Shelton Savings Bank, headquartered in Shelton, Connecticut, which had $295 million of assets. In connection with the acquisition of Shelton, Webster issued 1,292,549 shares of its common stock for all the outstanding shares of Shelton common stock, based on an exchange ratio of .92 shares of Webster common stock for each of Shelton's outstanding shares of common stock. This acquisition was accounted for as a pooling of interests, and as such, the Corporation's Consolidated Financial Statements include Shelton's financial data as if Shelton had been combined at the beginning of the earliest period presented.

     Shoreline Bank and Trust Company. On December 16, 1994, Webster acquired Shoreline, a commercial bank headquartered in Madison, Connecticut, which had $51 million of assets. Shoreline was merged into Webster Bank and its Madison banking office became a full service office of Webster Bank. In connection with the acquisition, the Corporation issued 266,500 shares of its common stock for all of the outstanding shares of Shoreline common stock. This acquisition was accounted for as a pooling of interests, and as such, the Corporation's Consolidated Financial Statements include Shoreline's financial data as if Shoreline had been combined at the beginning of the earliest period presented.

     Bristol Savings Bank. On March 3, 1994, Webster acquired Bristol, a state chartered savings bank with $486 million in assets which became a wholly-owned subsidiary of Webster. In connection with the conversion of Bristol from a mutual to a stock charter, concurrently with the acquisition, Webster completed the sale of 1,150,000 shares of its common stock in related subscription and public offerings. Webster invested in Bristol a total of $31.0 million, including the net proceeds of approximately $21.9 million from subscription and public offerings plus existing funds from the holding company. As a result of this investment, Bristol met all ratios required by the FDIC for a "well-capitalized" savings bank. The Bristol acquisition was accounted for as a purchase. Results of operations relating to Bristol are included in the Corporation's Consolidated Financial Statements only for the period subsequent to the effective date of the acquisition. Webster maintained Bristol as a separate savings bank subsidiary until November 1, 1995, when First Federal Bank and Bristol were merged and concurrently renamed as Webster Bank.

FDIC ASSISTED ACQUISITIONS

     Webster Bank significantly expanded its retail banking operations through assisted acquisitions of First Constitution in October 1992 and Suffield in September 1991 from the FDIC. These acquisitions, which were accounted for as purchases, involved financial assistance from the FDIC and extended Webster Bank's retail banking operations into new market areas by adding 21 branch offices, $1.5 billion in retail deposits and approximately 150,000 customer accounts.

LENDING ACTIVITIES

     General. Webster originates residential, consumer and business loans. Total loans receivable, before the allowance for loan losses, were $3.8 billion at December 31, 1997 and $3.6 billion at December 31, 1996. All references to loan and allowance for loan loss balances and ratios in the Lending Activities section exclude Segregated Assets, which are discussed immediately after this section. At December 31, 1997, first mortgage loans secured by one-to-four family properties comprised 73.9% of the Corporation's loan portfolio. The allowance for losses on residential mortgage loans was $22.0 million at December 31, 1997.

     Nonaccrual loans, which include loans delinquent 90 days or more, were $37.7 million at December 31, 1997, compared to $41.6 million at December 31, 1996, out of a total loan portfolio, before net items, of approximately $3.9 billion at December 31, 1997 and $3.7 billion at December 31, 1996. The ratio of nonaccrual loans to total loans before net items was 1.0% and 1.1% at December 31, 1997 and 1996, respectively. Nonaccrual assets, which include nonaccrual loans and foreclosed properties were $45.9 million and $54.8 million at December 31, 1997 and 1996, respectively.

     One-to-Four Family First Mortgage Loans. Webster originates both fixed-rate and adjustable-rate residential mortgage loans. At December 31, 1997, approximately 55% of Webster's total residential mortgage loans before net items were adjustable-rate loans. Webster offers adjustable-rate mortgage loans at initial interest rates discounted from the fully indexed rate. Adjustable-rate loans originated during 1997, when fully indexed, will be 2.75% above the constant maturity one-year U.S. Treasury yield index.

     At December 31, 1997, $1.3 billion or approximately 45% of Webster's total residential mortgage loans before net items had fixed rates. Webster sells mortgage loans in the secondary market when such sales are consistent with its asset/liability management objectives. At December 31, 1997, Webster had $1.7 million of adjustable and fixed-rate mortgage loans held for sale.

     Commercial and Commercial Real Estate Mortgage Loans. Webster had $493.8 million, or 12.9% of its total loans receivable, net of fees and costs, in commercial and commercial real estate loans outstanding as of December 31, 1997, excluding Segregated Assets. At December 31, 1997, $19.2 million of Webster's $49.8 million allowance for loan losses was allocated to commercial and commercial real estate loans. See "Management's Discussion and Analysis of Financial Condition & Results of Operations" ("MD&A") contained in the Annual Report to Shareholders incorporated herein by reference. Portions of the Annual Report are filed as an exhibit hereto. Also see "Business -- Lending Activities --Nonaccrual Assets and Delinquencies" for more information about Webster's asset quality, allowance for loan losses and provisions for loan losses.

     Consumer Loans. At December 31, 1997, consumer loans were $455.0 million or 11.9% of Webster's total loans receivable net of fees and costs. Consumer loans consist primarily of home equity credit lines, home improvement loans, passbook loans and other consumer loans. The allowance for losses on consumer loans was $8.6 million at December 31, 1997.

The following table sets forth the composition of Webster's loan portfolio, excluding Segregated Assets, in dollar amounts and in percentages at the dates shown, and a reconciliation of loans receivable, net.

                                                                              AT DECEMBER 31,
                                                   -------------------------------------------------------------------
                                                            1997                  1996                  1995
                                                   --------------------    ------------------    -----------------
                                                      AMOUNT       %         AMOUNT      %        AMOUNT       %
(DOLLARS IN THOUSANDS)
 Residential mortgage loans:
  1-4 family units...............................  $  2,824,280  73.9%   $ 2,686,792   73.8%   $ 2,379,622   79.2%
  Multi-family units.............................           787   0.0         21,151    0.5         28,226    0.9
  Construction...................................       100,524   2.6         93,973    2.6         60,836    2.0
                                                     ---------- ------   -----------  ------   -----------  ------
    Total residential mortgage loans.............     2,925,591  76.5      2,801,916   76.9      2,468,684   82.1
                                                      --------- -----     ----------  ------    ----------  ------

Commercial loans:
  Commercial real estate.........................       251,997   6.6        245,714    6.8        172,836    5.8
  Commercial construction........................        22,203   0.6          9,079    0.2          9,895    0.3
  Commercial non-mortgage........................       219,610   5.7        202,900    5.6         72,253    2.4
                                                   ------------ ------   -----------  ------   ------------ ------
    Total commercial loans.......................       493,810   12.9       457,693   12.6        254,984    8.5
                                                   ------------ ------   -----------  -----    -----------  ------

Consumer loans:
  Home equity credit lines.......................       384,274  10.1        343,112    9.4        262,634    8.8
   Other consumer................................        70,680   1.8         82,986    2.3         68,993    2.3
                                                   ------------ ------   -----------  ------   -----------  ------
    Total consumer loans.........................       454,954  11.9        426,098   11.7        331,627   11.1
                                                   ------------ ------   -----------  -----    -----------  ------

Loans receivable (net of fees and costs).........     3,874,355 101.3      3,685,707  101.2      3,055,295  101.7

Allowance for loan losses........................        49,753   1.3         43,185    1.2         50,281    1.7
                                                   ------------ ------   -----------  ------     ---------  -----
 Loans receivable, net  ........................   $  3,824,602 100.0%  $  3,642,522  100.0%  $  3,005,014  100.0%
                                                   ============ =====   ============== =====   ============ =====

                                                                     AT DECEMBER 31,
                                                        ----------------------------------------
                                                                1994                  1993
                                                        ------------------    ------------------
                                                          AMOUNT        %        AMOUNT      %
                                                        ----------    -----    ----------  -----
(DOLLARS IN THOUSANDS)
 Residential mortgage loans:
  1-4 family units...............................       $2,377,182    81.0%   $2,098,920       85.3%
  Multi-family units.............................           18,512     0.7        12,220        0.5
  Construction...................................           59,252     2.0        33,930        1.4
                                                        ----------    -----    ----------      -----
    Total residential mortgage loans.............        2,454,946     83.7    2,145,070       87.2
                                                         ----------   -----    ---------       -----


Commercial loans:
  Commercial real estate.........................           167,364     5.7         71,637      2.9
  Commercial construction........................             4,237     0.1          2,083      0.1
  Commercial non-mortgage........................            69,094     2.4         42,214      1.7
                                                          ---------    ----      ---------      ----
    Total commercial loans.......................           240,695     8.2        115,934      4.7
                                                          ---------    ----        -------      ----


Consumer loans:
  Home equity credit lines.......................           243,097     8.3        212,059      8.6
  Other consumer.................................            51,595     1.7         40,702      1.7
                                                          ---------   ------     ---------     ----
    Total consumer loans.........................           294,692    10.0        252,761     10.3
                                                           --------   -----      ---------    ------

Loans receivable (net of fees and costs).........         2,990,333   101.9      2,513,765    102.2

Allowance for loan losses........................            55,366     1.9         54,370      2.2
                                                           ---------  -----      ---------    ------
 Loans receivable, net  ........................         $2,934,967   100.0%  $  2,459,395    100.0%
                                                         ==========  =======  =============   =====

         The   following   table  sets  forth  the   contractual   maturity  and
interest-rate sensitivity of residential and commercial real estate construction loans and commercial loans at December 31, 1997.

                                                       CONTRACTUAL MATURITY
                                          --------------------------------------------------
                                                       MORE THAN
                                         ONE YEAR       ONE TO        MORE THAN
                                          OR LESS      FIVE YEARS     FIVE YEARS       TOTAL
                                          -------      ----------     ----------       -----

 (IN THOUSANDS)
Contractual Maturity:
  Construction loans:
    Residential mortgage............... $  100,378    $      146     $     --      $  100,524
    Commercial mortgage................      3,529         15,987        2,687         22,203
  Commercial non-mortgage loans........     93,688         84,533       41,389        219,610
                                        ----------     ----------    ---------       --------
     Total   .......................... $  197,595    $   100,666    $  44,076     $  342,337
                                        ==========    ===========    ==========      ========
Interest-Rate Sensitivity:
  Fixed rates.......................... $   23,120    $   24,854    $    8,510     $   56,484
  Variable rates.......................    174,475        75,812        35,566        285,853
                                        ----------     ----------    ---------     ----------
     Total   .......................... $  197,595    $  100,666    $   44,076     $  342,337
                                        ==========     ===========  ==========     ==========



         Purchase and Sale of Loans and Loan Servicing. Webster has been a seller and purchaser of whole loans and participations in the secondary market. Webster, in general sells fixed-rate mortgage loans and retains servicing for the loans sold whenever possible. During the 1997 period, Webster reduced its level of mortgage loans sold as it retained both fixed and variable-rate loans for its own loan portfolio. Loans purchased in the secondary market by Webster are typically adjustable-rate mortgage loans and purchased, in most cases, with serving retained by the seller.

         The following table sets forth information as to Webster's mortgage loan servicing portfolio at the dates shown. The increase of total loans serviced for 1996 is primarily due to the loans acquired in the Shawmut Transaction and purchased mortgage loan servicing.

                                                                AT DECEMBER 31,
                                        ----------------------------------------------------------------
                                              1997                   1996                  1995
                                        --------------------    -------------------    -----------------
                                             AMOUNT      %          AMOUNT      %       AMOUNT         %
(DOLLARS IN THOUSANDS)

Loans owned and serviced............... $ 2,553,336    69.0%  $   2,571,474    68.5%   $ 2,313,355    70.5%
Loans serviced for others..............   1,146,853    31.0       1,184,713    31.5        967,008    29.5
                                          ---------   -------   -----------  -------   ------------- ------

    Total loans serviced by Webster.... $3,700,189    100.0%    $3,756,187    100.0%   $ 3,280,363   100.0%
                                        ==========  ========    ========== =========   ============= =======

         The table below shows mortgage loan origination, purchase, sale and repayment activities of Webster for the periods indicated.

                                                                                     AT DECEMBER 31 ,
                                                                       --------------------------------------

                                                                        1997            1996             1995
                                                                        ----            ----             ----
(IN THOUSANDS)
First mortgage loan originations and purchases:
-----------------------------------------------
  Permanent:
    Mortgage loans originated.....................................  $   406,870     $    411,967    $    338,122
  Construction:
    1-4 family units..............................................      152,298           61,844          64,528
                                                                    -----------     ------------    ------------

  Total permanent and construction loans originated...............      559,168          473,811         402,650


  Loans and participations purchased..............................      187,815           77,440          99,224
  Loans acquired in the Shawmut Transaction. . . . . . ...........           --          344,036              --
                                                                    ------------    ------------    ------------

    Total loans originated and purchased..........................      746,983          895,287         501,874
                                                                    -----------     ------------     -----------

First mortgage loan sales and principal reductions:
---------------------------------------------------
  Loans securitized and sold......................................       56,649           84,838         145,655
  Loan principal reductions.......................................      542,124          459,076         326,706
  Reclassified to Foreclosed Properties...........................       24,535           18,141          15,775
                                                                    -----------     ------------    ------------

    Total loans sold and principal reductions.....................      623,308          562,055         488,136
                                                                    -----------     ------------    ------------

      Increase in mortgage loans receivable.......................    $ 123,675        $ 333,232       $  13,738
                                                                    ===========     ============    ============


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

     Interest on nonaccrual loans that would have been recorded as additional income for the years ended December 31, 1997, 1996 and 1995 had the loans been current in accordance with their original terms approximated $3,178,000, $3,984,000, and $5,528,000, respectively.

     See MD&A and Note 1(e) to the Consolidated Financial Statements contained in the Annual Report to Shareholders incorporated herein by reference for further nonaccrual loan information and a description of Webster's nonaccrual loan policy.

     The following table sets forth information as to delinquent loans in Webster's loans receivable portfolio before net items. Delinquency information for Segregated Assets has been excluded.

                                                                           AT DECEMBER 31,
                                                                  1997                                1996
                                                 ---------------------------------------------------------
                                                  PRINCIPAL                          PRINCIPAL
                                                  BALANCES             %             BALANCES             %
                                                  --------             -             --------             -
(DOLLARS IN THOUSANDS)

Past due 30-89 days and still accruing:
   Residential real estate....................   $   30,986           0.79%         $   54,260           1.47%
   Commercial.................................       12,689           0.33               5,214           0.14
   Consumer...................................        6,413           0.16               7,810           0.21
                                                  ---------           ------        ----------          -----
      Total...................................     $ 50,088           1.28%           $ 67,284           1.82%
                                                   ========         =======         ==========          ======


     Classification of Assets. Under the OTS' problem assets classification system, a savings institution's problem assets are classified as "substandard," "doubtful" or "loss" (collectively "classified assets"), depending on the presence of certain characteristics. An asset is considered "substandard" if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full"on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified "loss" are those considered "uncollectible" and of such little value that to continue to report them as assets without the establishment of a specific loss reserve is not warranted. In addition, assets that do not currently warrant classification in one of the foregoing categories but which are deserving of management's close attention are designated as "special mention" assets.

     At December 31, 1997, the Bank's classified assets totaled $72.9 million, consisting of $70.8 million in loans classified as "substandard," $2.1 million in loans classified as "doubtful" and none classified as "loss". At December 31, 1996, the Bank's classified loans totaled $91.7 million, consisting of $89.6 million in loans classified as "substandard," $1.4 million in loans classified as "doubtful" and $700,000 classified as "loss." In addition, at December 31, 1997 and 1996, the Bank had $8.9 million and $13.2 million, respectively, of special mention loans.

     Allowance for Loan Losses. Webster's allowance for loan losses at December 31, 1997 totaled $49.8 million. See MD&A - "Asset Quality" and "Comparison of 1997 and 1996 Years" contained in the Annual Report to Shareholders incorporated herein by reference. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on Webster's nonaccrual loans, classified loans and watch list loans including an analysis of the collateral for the loans. Other factors considered are Webster's loss experience, loan concentrations, local economic conditions and other factors.

     The following table presents an allocation of Webster's allowance for loan losses at the dates indicated and the related percentage of loans in each category to Webster's loan receivable portfolio.

                                                                     DECEMBER 31,
                                             ---------------------------------------------------------------------
                                                     1997                 1996                    1995
                                                     ----                 ----                    ----
(DOLLARS IN THOUSANDS)
                                              AMOUNT        %       AMOUNT          %        AMOUNT       %
                                             ------     -------    ------       -------     ------    -------
Balance at End of Period
 Applicable to:
Residential mortgage loans..............    $  21,979    75.51%    $  14,090    75.26%     $  23,898    80.43%
Commercial mortgage loans...............       10,711     7.08        10,549     7.65         12,385     6.47
Commercial non-mortgage loans...........        8,448     5.67        10,975     5.50          4,185     2.25
Consumer loans..........................        8,615    11.74         7,571    11.59          9,813    10.85
                                            ---------   ------     ----------  ------      ----------  ------
    Total...............................    $  49,753   100.00%    $  43,185   100.00%     $  50,281   100.00%
                                            ========    ======      ========   =======       =======    ======


                                                            DECEMBER 31,
                                              -------------------------------------------------
                                                    1994                   1993
                                                    ----                    ----
(DOLLARS IN THOUSANDS)
                                                AMOUNT     %          AMOUNT      %
                                                 ------   ----       --------   ----


Balance at End of Period
 Applicable to:
Residential mortgage loans..............      $ 30,787     81.81%     $  41,010     84.86%
Commercial mortgage loans...............        11,426      6.16          3,820      3.59
Commercial non-mortgage loans...........         4,325      2.18          1,992      1.52
Consumer loans..........................         8,828      9.85          7,548     10.03
                                             ---------  --------        -------     -----
    Total...............................      $ 55,366    100.00%     $  54,370    100.00%
                                              ========   =======      =========    ======


     During 1997, Webster recorded an additional $7.2 million to the provision for loan losses related to the loans acquired in the Derby and People's acquisitions in order to bring the allowance allocated to these loans into conformity with Webster's allowance policy.

     During 1996, Webster sold $18.0 million of nonaccrual residential and foreclosed properties in a bulk sale, and incurred charge-offs of $6.3 million related to the sale. Approximately 50% of the assets sold were secured by two-four family properties, condominiums or non-owner occupied single family properties. Charge-offs of $6.3 million reduced the allowance for residential mortgage loans and had no impact on 1996 earnings. The increase in the allowance for commercial non-mortgage loans in 1996 was primarily a result of acquired allowances for purchased loans related to the Shawmut Transaction.

SEGREGATED ASSETS

     Segregated Assets consist of the assets purchased from the FDIC in the First Constitution acquisition which are subject to a loss-sharing arrangement with the FDIC.

     The following table sets forth information regarding Segregated Assets delinquencies and nonaccruals at December 31, 1997 and 1996:

                                                            AT DECEMBER 31,
                                                            ---------------
                                                       1997              1996
                                                      ------           ------
     (IN THOUSANDS)

    Past due 30-89 days and still accruing:
      Commercial real estate loans................  $   1,967         $   1,318
      Multi-family loans..........................         --               769
                                                    ---------         ---------
                                                        1,967             2,087
                                                    ---------         ---------
    Loans accounted for on a nonaccrual basis:
      Commercial real estate loans................      2,912             3,337
      Commercial non-mortgage loans...............        500               192
      Multi-family real estate loans..............         --               495
                                                    ---------         ---------
                                                        3,412             4,024
                                                    ---------         ---------
         Total....................................    $ 5,379         $   6,111
                                                      =======           =======

     Interest on nonaccrual Segregated Assets that would have been recorded as additional income had the loans been current in accordance with their original terms approximated $374,000, $433,000 and $1,207,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     The following table sets forth the contractual maturity and interest rate sensitivity of commercial loans contained in the Segregated Assets portfolio at December 31, 1997.

                                                    CONTRACTUAL MATURITY
                                                    --------------------
                                                    MORE THAN
                                       ONE YEAR      ONE TO         MORE THAN
                                        OR LESS    FIVE YEARS      FIVE YEARS       TOTAL
                                    ----------     ----------    ----------     ----------
(IN THOUSANDS)
Contractual Maturity:
  Commercial loans................     $   500        $ 1,914       $ 1,903        $ 4,317
                                    ----------     ----------    ----------     ----------

Interest Rate Sensitivity:
  Fixed Rates.....................     $    --        $   198       $    --        $   198
  Variable Rates..................         500          1,716         1,903          4,119
                                    ----------     ----------    ----------     ----------
      Total.......................     $   500        $ 1,914       $ 1,903        $ 4,317
                                    ==========     ==========       =======     ==========


     Additional information concerning Segregated Assets is included in the MD&A and in Note 5 of the Consolidated Financial Statements contained in the 1997 Annual Report to Shareholders incorporated herein by reference.


INVESTMENT ACTIVITIES

     The Bank has authority to invest in various types of liquid assets, including United States Treasury obligations, securities of federal agencies, certificates of deposit of federally insured banks and savings institutions, federal funds and mortgage-backed securities and collateralized mortgage obligations. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper, corporate debt securities, and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. The Bank also is required to maintain liquid assets at regulatory minimum levels which vary from time to time. See "Regulation."

     Webster, as a Delaware corporation, has authority to invest in any type of investment permitted under Delaware law. As a unitary holding company, however, its investment activities are subject to certain regulatory restrictions.

     Webster, directly or through the Bank, maintains an investment portfolio that provides not only a source of income but also, due to staggered maturity dates, a source of liquidity to meet lending demands and fluctuations in deposit flows. The securities constituting Webster's investments in corporate bonds and notes generally are publicly traded and are considered investment grade quality by a nationally recognized rating firm. The commercial paper and collateralized mortgage obligations ("CMOs") in Webster's investment portfolio are all rated in at least the top two rating categories by at least one of the major rating agencies at the time of purchase. One of the inherent risks of investing in mortgage-backed securities, including CMOs, is the ability of such instruments to incur prepayments of principal prior to maturity at prepayment rates different than those estimated at the time of purchase. This generally occurs because of changes in market interest rates. The market values of fixed-rate mortgage-backed securities are sensitive to fluctuations in market interest rates, declining in value as interest rates rise and increasing in value as interest rates decrease. If interest rates decrease, as had been the case during 1997, the market value of loans and mortgage-backed securities generally will increase causing the level of prepayments to increase. Webster also utilizes interest-rate financial instruments to hedge mismatches in interest rate maturities to reduce exposure to movements in interest rates. The objective of interest-rate financial instruments is to offset the change in value of the available for sale securities and trading account portfolios. See Notes 3 and 11 contained in the Annual Report to Shareholders incorporated herein by reference. Except for $85.8 million invested by Webster at the holding company level in common and preferred stock of certain entities and mutual funds at December 31, 1997, Webster's investments, directly and through the Bank, were investments of the type permitted by federally chartered savings institutions. Webster's investment portfolio is managed by its Treasurer in accordance with a written investment policy approved by the Board of Directors. A report on investment activities is presented to the Board of Directors monthly.

         The average remaining life of the securities portfolio, exclusive of equity securities with no maturity, is 23.4 and 22.6 years at December 31,1997 and 1996, respectively. Although the stated final maturity of these obligations are long-term, the weighted average life generally is much shorter due to prepayments of principal. At December 31, 1997, the duration of the trading, available for sale and held to maturity portfolios: were approximately less than one month, 1.7 years and 1.6 years, respectively.

     Additional information for Investments is included in Note 3 of the Consolidated Financial Statements contained in the 1997 Annual Report to Shareholders incorporated herein by reference.

TRUST ACTIVITIES

     The Bank through its subsidiary trust company, manages the assets of individuals, small to medium size companies, as well as non-profit organizations. At December 31, 1997, approximately $646 million in trust assets were under management.

SOURCES OF FUNDS

     Deposits, loan repayments, securities payments and maturities, as well as earnings, are the primary sources of the Bank's funds for use in its lending and investment activities. While scheduled loan repayments and securities payments are a relatively stable source of funds, deposit flows and loan prepayments are influenced by prevailing interest rates, money market and local economic conditions. The Bank also derives funds from Federal Home Loan Bank ("FHL Bank") advances and other borrowings, as necessary, when the cost of these alternative sources of funds are favorable.

     Webster's main sources of liquidity are dividends from the Bank and net proceeds from capital offerings and borrowings, while the main outflows are the payments of dividends to common stockholders, capital securities expense and the payment of interest to holders of Webster's 8 3/4% Senior Notes.

     Webster attempts to control the flow of funds in its deposit accounts according to its need for funds and the cost of alternative sources of funds. Webster controls the flow of funds primarily by the pricing of deposits, which is influenced to a large extent by competitive factors in its market area and overall asset/liability management strategies.

     Deposit Activities. Webster has developed a variety of innovative deposit programs that are designed to meet depositors needs and attract both short-term and long-term deposits from the general public. Webster's checking account programs offer a full line of accounts with varying features that include non-interest-bearing and interest-bearing account types. Webster's savings account programs includes statement and passbook accounts, money market savings accounts, club accounts and certificate of deposit accounts that offer short and long-term maturity options. Webster offers IRA savings and certificate of deposit accounts that earn interest on a tax-deferred basis. Webster also offers special rollover IRA accounts for individuals who have received lump-sum distributions. Webster's checking and savings deposit accounts have several features that include: ATM Card and Check Card use, direct deposit, combined statements, 24 hour automated telephone banking services, bank by mail services and overdraft protection. Deposit customers can access their accounts in a variety of ways including ATMs, PC banking, telephone banking or by visiting a nearby branch. Webster had $25.0 million of brokered certificate of deposit accounts at December 31, 1997.

     Webster receives retail and commercial deposits through its 84 full service banking offices. Webster relies primarily on competitive pricing policies and effective advertising to attract and retain deposits while emphasizing the objectives of quality customer service and customer convenience. The WebsterOne Account is a banking relationship that affords customers the opportunity to avoid fees, receive free checks, earn premium rates on savings and simplify their bookkeeping with one combined account statement that links account balances. Webster's Check Card can be used at over twelve million Visa merchants worldwide to pay for purchases with money in a linked checking account. The Check Card also serves as a ATM Card for receiving cash, for processing deposits and transfers, and to obtain account balances 24 hours per day. Customer services also include ATM facilities that use state-of-the-art technology with membership in NYCE and PLUS networks and provide 24 hour access to linked accounts. The Bank's PC Banking service allows customers the ability to transfer money between accounts, review statements, check balances and pay bills through personal computer use. The Bank's First Call telephone banking service provides automated customer access to account information 24 hours per day, seven days per week and also to service representatives at certain established hours. Customers can transfer account balances, process stop payments and address changes, place check reorders, open deposit accounts, inquire about account transactions and request general information about Webster's products and services. Webster's services provide for automatic loan payment features from its accounts as well as for direct deposit of Social Security, payroll, and other retirement benefits.

     Additional  information  concerning  the deposits of Webster is included in
Note 8 of the Consolidated Financial Statements contained in the Annual Report to Shareholders incorporated herein by reference.

     The following table sets forth the deposit accounts of Webster in dollar amounts and as percentages of total deposits at the dates indicated.

                                                                       AT DECEMBER 31,
                                                     -----------------------------------------------------

                                                             1997                              1996
                                                             ----                              ----

                                            WEIGHTED                     % OF      WEIGHTED                  % OF
                                             AVERAGE                     TOTAL     AVERAGE                  TOTAL
                                              RATE          AMOUNT     DEPOSITS     RATE       AMOUNT     DEPOSITS
                                            --------        ------     --------    -------     ------     --------

(DOLLARS IN THOUSANDS)
Balance by account type:

         Demand deposits and NOW accounts...  1.36%    $   784,850      18.0%      1.66%   $    711,498    16.0%

         Regular savings....................  2.44         956,285      21.9       2.34         935,312    21.0
         Money market accounts..............  3.76         103,765       2.4       3.49         208,932     4.6
         Time deposits......................  5.35       2,520,856      57.7       5.39       2,601,819    58.4
                                              ----      ----------     -----       -----   ------------   -----
Total deposits..............................  3.84%    $ 4,365,756     100.0%      3.95%   $  4,457,561   100.0%
                                              ====      ==========     =====       ====    ============   =====


                                                         AT DECEMBER 31,
                                              -----------------------------------
                                                               1995
                                                               ----
                                               WEIGHTED                    % OF
                                               AVERAGE                    TOTAL
                                                RATE          AMOUNT     DEPOSITS
                                              --------        ------     --------

(DOLLARS IN THOUSANDS)

Balance by account type:

         Demand deposits and NOW accounts...    1.85%    $   451,733      11.9%

         Regular savings....................    2.06         766,413      20.2
         Money market accounts..............    5.12         300,636       7.9
         Time deposits......................    5.61       2,278,930      60.0
                                                -----     ----------      -----
Total deposits..............................    4.33%    $ 3,797,712     100.0%
                                                ====      ==========     ======

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

     The Bank uses FHL Bank advances as an alternative source of funds to deposits in order to fund its lending activities when it determines that it can profitably invest the borrowed funds over their term. At December 31, 1997, the Bank had outstanding FHL Bank advances of $1.1 billion and other borrowings of $956.6 million compared with FHL Bank Advances of $559.9 million and other borrowings of $166.1 million at December 31, 1996.

     During 1997, reverse repurchase agreement transactions, federal funds purchased and lines of credit with correspondent banks also were used as a source of short-term borrowings. The Bank uses reverse repurchase agreements and the aforementioned alternate sources of borrowed funds when the cost of such borrowings are favorable as compared to other funding sources. The Bank's Money Desk operation provided business and governmental customers short-term investment services primarily through repurchase agreement and certificate of deposit transactions.

     Additional information concerning FHL Bank advances and other borrowings of Webster is included in Notes 9 and 10 of the Consolidated Financial Statements contained in the 1997 Annual Report to Shareholders incorporated herein by reference.


BANK SUBSIDIARIES

     At December 31, 1997, the Bank's direct investment in its service subsidiary corporation, Webster Investment Services, Inc., totaled $496,000. As of December 31, 1997, the activities of such service corporation subsidiary consisted primarily of the selling of mutual funds and annuities through a third party provider. The service corporation receives a portion of the sales commissions generated and rental income for the office space leased to the provider.

     The  Bank's  direct  investment  in its  trust  subsidiary,  Webster  Trust
Company, N.A., totaled $9.7 million at December 31, 1997. The trust had approximately $645.6 million in trust assets under management at December 31, 1997.

     The Bank's direct investment in its operating subsidiary corporation, FCB Properties, Inc., totaled $1.7 million at December 31, 1997. The primary function of this operating subsidiary is the disposal of foreclosed properties.

     The Bank also has a real estate investment trust ("REIT") operating subsidiary corporation, Webster Preferred Capital Corporation. The primary purpose of the REIT is to provide a cost effective means of raising funds, including capital, on a consolidated basis for the Bank. The REIT's strategy is to acquire, hold and manage real estate mortgage assets. At December 31, 1997, the Bank's direct investment in this subsidiary totaled $737.1 million.

EMPLOYEES

     At December 31, 1997, Webster had 1,449 employees (including 290 part-time employees), none of whom were represented by a collective bargaining group. Webster maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan, an employee investment plan and an employee stock ownership plan. Management considers Webster's relations with its employees to be good.

MARKET AREA AND COMPETITION

     The Bank is headquartered in Waterbury, Connecticut (New Haven County) and conducts business from its home office in downtown Waterbury and 83 branch offices in Waterbury, Ansonia, Bethany, Branford, Cheshire, Derby, East Haven, Hamden, Madison, Milford, Naugatuck, New Haven, North Haven, Orange, Oxford, Prospect, Seymour, Southbury and West Haven (New Haven County): Watertown (Litchfield County); Fairfield, Shelton, Stratford and Trumbull (Fairfield County); Avon, Berlin, Bristol, East Hartford, East Windsor, Enfield, Farmington, Glastonbury, Hartford, Manchester, Meriden, New Britain, Newington, Plainville, Rocky Hill, Simsbury, Southington, Suffield, Terryville, West Hartford, Wethersfield, Windsor and Windsor Locks (Hartford County); and Cromwell and Middletown (Middlesex County). Waterbury is approximately 30 miles southwest of Hartford and is located on Route 8 midway between Torrington and the New Haven and Bridgeport metropolitan areas. Most of the Bank's depositors live, and most of the properties securing its mortgage loans are located, in the same area or the adjoining counties. The Bank's market area has a diversified economy with the workforce employed primarily in manufacturing, financial services, health care, industrial and technology companies. Webster has trust offices located in the towns of Guilford, Westport, Greenwich, New Britain and Meriden.

     The Bank faces substantial competition for deposits and loans throughout its market areas. The primary factors stressed by the Bank in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations, automated services and office hours. Competition for deposits comes primarily from other savings institutions, commercial banks, credit unions, mutual funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized service. Competition for origination of first mortgage loans comes primarily from other savings institutions, mortgage banking firms, mortgage brokers, commercial banks and insurance companies. The Bank faces competition for deposits and loans throughout its market area not only from local institutions but also from out-of-state financial institutions which have opened loan production offices or which solicit deposits in its market area.

REGULATION

     Webster, as a savings and loan holding company, and Webster Bank, as a federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OTS as their primary federal regulator. Webster Bank is also subject to regulation, supervision and examination by the FDIC and as to certain matters by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). See "MD&A" and "Notes to Consolidated Financial Statements," incorporated herein by reference in the 1997 Annual Report to Shareholders, as to the impact of certain laws, rules and regulations on the operations of the Corporation and Webster Bank. Set forth below is a description of certain regulatory developments.

     Legislation    was   enacted   in    September    1996   to   address   the
undercapitalization of the

SAIF of the FDIC (the "SAIF Recapitalization Legislation"). The SAIF Recapitalization Legislation, in addition to providing for a special assessment to recapitalize the insurance fund, also contemplated the merger of the SAIF with the BIF, of which Webster Bank is a member, and which generally insures deposits in national and state-chartered banks. The combined deposit insurance fund, which would be formed no earlier than January 1, 1999, would insure deposits at all FDIC insured depository institutions. As a condition to the combined insurance fund, however, no insured depository institution can be chartered as a savings association (such as Webster Bank). Several proposals for abolishing the federal thrift charter were introduced in Congress during 1997 in bills addressing financial services modernization, including a proposal from the Treasury Department developed pursuant to requirements of the SAIF Recapitalization Legislation. While no legislation was passed in 1997, it is anticipated that the issue will be taken up again by Congress in 1998. If legislation is passed abolishing the federal thrift charter, Webster Bank may be required to convert its federal charter to either a new federal type of bank charter or state depository institution charter. Such future legislation also may result in the Corporation becoming regulated as a bank holding company by the Federal Reserve Board rather than a savings and loan holding company regulated by the OTS. Regulation by the Federal Reserve Board could subject the Corporation to capital requirements that are not currently applicable to the Corporation as a holding company under OTS regulation and may result in
statutory   limitations  on  the  type  of  business  activities  in  which  the
Corporation may engage at the holding company level, which business activities currently are not restricted. The Corporation and Webster Bank are unable to predict whether such legislation will be enacted.

     Various proposals were introduced in Congress in 1997 to permit the payment of interest on required reserve balances, and to permit savings institutions and other regulated financial institutions to pay interest on business demand accounts. While this legislation appears to have strong support from many constituencies, Webster and Webster Bank are unable to predict whether such legislation will be enacted.

     During 1997, the OTS continued its comprehensive review of its regulations to eliminate duplicative, unduly burdensome and unnecessary regulations. The OTS revised or has proposed revising regulations addressing liquidity requirements, capital distributions, deposit accounts and application processing. The recently adopted revisions to the OTS liquidity requirements lowered the minimum liquidity requirement for a federal savings institution from 5% to 4%, but made clear that an institution must maintain sufficient liquidity to ensure its safe and sound operation. The revisions also added certain mortgage-related securities and mortgage loans to the types of assets that can be used to meet liquidity requirements, and provided alternatives for measuring compliance with the requirements.

         The  recently  proposed  revisions  to  the  OTS  capital  distribution regulation  would  conform  the  definition  of  "capital  distribution"  to the definition used in the OTS prompt corrective action regulations, and would delete the three classifications of institutions. Under the proposal, there would be no specific limitation on the amount of permissible capital distributions, but the OTS could disapprove a capital distribution if the institution would not be at least adequately capitalized under the OTS prompt correction action regulations following the distribution, if the distribution raised safety or soundness concerns, or if the distribution violated a prohibition contained in any statute, regulation, or agreement between the institution and the OTS, or a condition imposed on the institution by the OTS. The OTS would consider the amount of the distribution when determining whether it raised safety or soundness concerns.

TAXATION

     Federal. Webster, on behalf of itself and its subsidiaries, files a calendar tax year consolidated federal income tax return, except for the Bank's REIT subsidiary, which files a stand alone return. Webster and its subsidiaries report their income and expenses using the accrual method of accounting. Tax law changes were enacted in August 1996 to eliminate the "thrift bad debt" method of calculating bad debt deductions for tax years after 1995 and to impose a requirement to recapture into taxable income (over a six-year period) all bad debt reserves accumulated after 1987. Since Webster previously recorded a deferred tax liability with respect to these post 1987 reserves, its total tax expense for financial reporting purposes will not be affected by the recapture requirement. The tax law changes also provide that taxes associated with the recapture of pre-1988 bad debt reserves would become payable under more limited circumstances than under prior law. Under the tax laws, as amended, events that would result in recapture of the pre-1988 bad debt reserves include stock and cash distributions to the holding company from the Bank in excess of specified amounts. Webster does not expect such reserves to be recaptured into taxable income. At December 31, 1997, Webster had pre-1988 reserves of approximately $27.2 million.

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

     State. State income taxation is in accordance with the corporate income tax laws of the State of Connecticut and other states on an apportioned basis. For the State of Connecticut, the Bank and its subsidiaries, exclusive of the REIT Subsidiary, are required to pay taxes under the larger of two methods but no less than the minimum tax of $250 per entity. Method one is 10.50% (scheduled to decrease to 7.5% by 2000) of the year's taxable income (which, with certain exceptions, is equal to taxable income for federal purposes) or method two (additional tax on capital), an amount equal to 3 and 1/10 mills per dollar on its average capital and a special rule for banks to calculate its additional tax base is an amount equal to 4% of the amount of interest or dividends credited by the Bank on savings accounts of depositors or account holders during the preceding taxable year, provided that, in determining such amount, interest or dividends credited to the savings account of a depositor or account holder are deemed to be the lesser of the actual interest or dividends credited or the interest or dividend that would have been credited if it had been computed and credited at the rate of one-eighth of 1% per annum.

ITEM 2.  PROPERTIES

     At December 31, 1997, Webster had 31 banking offices in New Haven County, 41 banking offices in Hartford County, 7 banking offices in Fairfield County, 2 banking offices in

Litchfield County and 3 banking offices in Middlesex County. Of these, 46 offices are owned and 38 offices are leased. Lease expiration dates range from 1 to 24 years with renewal options of 3 to 10 years. Additionally, the Bank maintains five trust offices: two in New Haven County, two in Fairfield County and one in Hartford county.

     The total net book value of properties and furniture and fixtures owned and used for banking offices at December 31, 1997 was $39.9 million, which includes the aggregate net book value of leasehold improvements on properties used for offices of $2.3 million at that date.


ITEM 3.  LEGAL PROCEEDINGS

     At December 31, 1997, there were no material pending legal proceedings, other than ordinary routine litigation incident to its business, to which Webster was a party or to which any of its property was subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Webster is traded over-the-counter on the Nasdaq National Market System under the symbol "WBST."

     The following table shows dividends declared and the market price per share by quarter for 1997 and 1996. Webster increased its quarterly dividend to $.20 per share in 1997.

                                               Common Stock (Per Share)
                            ----------------------------------------------------------
                                                      Market Price
                            Cash            ------------------------------------------
                          Dividends                                             End of
                          Declared             Low             High             Period
                          --------             ---             ----             ------
1997:

    Fourth..............  $     .20          $   57           $  67 3/4       $ 66 1/2
    Third...............        .20              43 3/8          59 3/4         58 3/4
    Second..............        .20              34 5/8          45 3/4         45 1/2
    First...............        .20              35 1/8          41 3/8         35 1/8

1996:

    Fourth..............  $     .18          $   33 1/2       $  38 1/4       $ 36 3/4
    Third...............        .18              28              35 3/4         35 1/4
    Second..............        .16              26 3/4          29 3/8         28
    First...............        .16              27 1/2          30 1/4         28

     Payment of dividends from Webster Bank to Webster is subject to certain regulatory and other restrictions. Payment of dividends by Webster on its stock is subject to various restrictions, none of which is expected to limit any dividend policy which the Board of Directors may in the future decide to adopt. Under Delaware law, Webster may pay dividends out of surplus or, in the event there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Dividends may not be paid out of net profits, however, if the capital of Webster has been diminished to an amount less than the aggregate amount of capital represented by all classes of issued and outstanding preferred stock.

Other Events

     Webster announced on March 17, 1998 that its Board of Directors declared a two-for-one stock split. The stock split is subject to approval by Webster's shareholders of an amendment to Webster's certificate of incorporation to increase the authorized number of shares of Webster common stock from 30,000,000 to 50,000,000 shares, which will be considered by shareholders at a special meeting to be held on April 2, 1998. Webster issued a press release on March 17, 1998 describing the stock split and providing additional information about Webster.

 ITEM 6. SELECTED FINANCIAL DATA

STATEMENT OF CONDITION DATA      (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)*
--------------------------------------------------------------------------------

                                                                       AT DECEMBER 31,
                                              --------------------------------------------------------------------
     AT OR FOR YEAR ENDED:                        1997          1996          1995          1994          1993
     ---------------------                    ------------   -----------   -----------   -----------   -----------
Total assets                                    $7,019,621    $5,607,210    $4,883,402    $4,677,859    $4,032,451
Loans receivable, net                            3,824,602     3,642,522     3,005,014     2,934,967     2,459,395
Securities                                       2,787,240     1,577,702     1,505,919     1,300,793     1,135,168
Intangible assets                                   48,919        49,448        10,865        12,806        16,083
Deposits                                         4,365,756     4,457,561     3,797,712     3,781,393     3,272,262
Shareholders' equity                               382,186       336,832       334,580       264,404       235,151



OPERATING DATA                                                      YEARS ENDED DECEMBER 31,
--------------                               ---------------------------------------------------------------------
                                                1997           1996           1995          1994           1993
                                             ------------  --------------  -------------  -------------  -----------

Net interest income                             $191,925      $ 169,037      $ 135,331      $ 140,612      $ 117,785
Provision for loan losses                         15,835          9,788          5,726          5,609          8,082
Noninterest income                                35,990         32,179         27,902         17,467         20,024
Noninterest expenses:

     Merger and acquisition expenses (a)          27,058            500          4,271            700             --
     Other noninterest expenses                  131,489        130,055        108,465        112,599         89,001
                                                 --------  --------------  -------------  -----------        -------
     Total noninterest expenses                  158,547        130,555        112,736        113,299         89,001
                                                 --------  --------------  -------------  -------------  -----------
Income before taxes                               53,533         60,873         44,771         39,171         40,726
Income taxes                                      19,735         22,372         15,450         11,211         17,033
                                                ---------  --------------  -------------  -------------  ------------
Net income before cumulative change               33,798         38,501         29,321         27,960         23,693
Cumulative effect of change in method
     of accounting for income taxes                   --             --             --             --          6,408
                                                ---------  --------------  -------------  -------------  -----------
NET INCOME                                        33,798         38,501         29,321         27,960         30,101
Preferred stock dividends                             --          1,149          1,296          1,716          2,653
                                                ---------  --------------  -------------  -------------  -----------

Income available to common shareholders         $ 33,798       $ 37,352       $ 28,025       $ 26,244       $ 27,448
                                                =========  ==============  =============  =============  ===========



SIGNIFICANT STATISTICAL DATA

         Interest-rate spread                        3.02%   3.12%    2.80%    3.18%    3.03%
         Net interest margin                         3.17%   3.23%    2.96%    3.27%    3.14%
         Return on average shareholders' equity      9.72%  11.20%   10.08%   10.76%   10.17%
         Net income per common share (b)
           Basic                                   $ 2.51  $ 2.82   $ 2.35   $ 2.30   $ 2.04
           Diluted                                 $ 2.44  $ 2.66   $ 2.22   $ 2.17   $ 1.94
         Dividends declared per common share (c)   $ 0.80  $ 0.68   $ 0.64   $ 0.52   $ 0.50
         Dividend payout ratio                      32.79%  25.56%   28.83    23.96%   25.77%
         Noninterest expenses to average assets      2.50%   2.38%    2.37%   2.47%     2.27%
         Noninterest expenses (excluding foreclosed
           property expenses and provisions, net)
           to average assets                         2.46%   2.32%    2.24%    2.25%    2.00%
         Diluted weighted average shares           13,828  14,460   13,202   12,877   11,810

         Book value per common share              $ 27.99 $ 25.18  $ 24.41  $ 21.37  $ 20.74
         Tangible book value per common share     $ 24.41 $ 21.61  $ 23.57  $ 20.26  $ 19.16
         Shareholders' equity to total assets        5.44%   6.01%    6.85%    5.65%    5.83%

* Information for all periods presented has been restated to reflect the inclusion of the results of People's Savings Financial Corp., DS Bancor, Inc., Shelton Bancorp, Inc. and Shoreline Bank and Trust Company which were acquired on July 31, 1997, January 31, 1997, November 1, 1995 and December 16, 1994, respectively, and were accounted for using the pooling of interests method.

(a) See Management's Discussion and Analysis, Comparison of 1997 and 1996 Years and 1996 and 1995 Years and Note 18 to the Consolidated Financial Statements in the Corporation's 1997 Annual Report to Shareholders which is incorporated herein by reference.

(b) Before cumulative change in the method of accounting for Income Taxes in 1993. After such cumulative change, basic net income per common share for 1993 was $2.72 and diluted net income per share was $2.48.

(c) Webster has continuously declared dividends since the third quarter of 1987.

All per share data and the number of outstanding shares of common stock have been adjusted retroactively to give effect to the payment of stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 19 to 28 of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The required information is incorporated herein by reference from pages 22 to 24 of the Corporation's 1997 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The required information is incorporated herein by reference from Pages 29 to 60 of the Corporation's 1997 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following Consolidated Financial Statements of the Registrant and its subsidiary included in its Annual Report to Shareholders for the year ended December 31, 1997, are incorporated herein by reference in Item 8. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.

               Consolidated Statements of Condition - December 31, 1997 and 1996

               Consolidated Statements of Income - Years Ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995

               Notes to Consolidated Financial Statements

               Independent Auditor's Report

               (a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               (a)(3) The following exhibits are either filed as part of this Report or are incorporated herein by reference; references herein to First Federal Bank now mean Webster Bank.

Exhibit No. 2. Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

     2.1 Agreement and Plan of Merger, dated as of October 26, 1997, by and between the Corporation and Eagle Financial Corp. (incorporated herein by reference to Exhibit 2.1 to the
               Corporation's  Current  Report on Form 8-K filed on November  24,
               1997).

     2.2 Stock Option Agreement, dated October 26, 1997, between Eagle Financial Corp. and the Corporation (incorporated herein by reference to Exhibit 2.2 to the Corporation's Current Report on Form 8-K filed on November 24, 1997).

Exhibit No. 3.  Certificate of Incorporation and Bylaws.

     3.1 Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Corporation's Form 10-K filed on March 27, 1997).

     3.2       Certificate of Amendment of Restated Certificate of Incorporation
               (incorporated   herein  by   reference  to  Exhibit  3.2  to  the
               Corporation's Form 10-K filed on March 27, 1997).

     3.3       Certificate  of  Designation   for  the  Series  C  Participating
               Preferred Stock (incorporated herein by reference to Exhibit 3.5 to the Corporation's Form 10-K filed on March 27, 1997).

     3.4       Certificate of Amendment to Restated Certificate of Incorporation
               (incorporated   herein  by   reference  to  Exhibit  3.6  to  the
               Corporation's Form 10-K filed on March 27, 1997).

     3.5        Bylaws of Registrant.

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

     10.3 Amendment No. 1 to 1992 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Corporation's Form 10-K filed on March 31, 1994).

     10.4      Amendment No. 2 to 1992 Stock Option Plan.

     10.5 Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Corporation's Form 10-K filed on March 31,
               1995).

     10.6 Economic Value Added Incentive Plan (the description of the plan in the first full paragraph on page 15 of the Corporation's definitive proxy materials for the 1998 Annual Meeting of Shareholders is incorporated herein by reference).

     10.7 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 99.6 to the Corporation's Form 8-K/A filed on November 10, 1993).

     10.8 Performance Incentive Plan (incorporated by reference to Exhibit A to the Corporation's definitive proxy materials for the Corporation's 1996 Annual Meeting of Shareholders).

     10.9 First Federal Bank Deferred Compensation Plan for Directors and Officers, effective December 7, 1987 (incorporated herein by reference to Exhibit 10(1) to the Corporation's Form 10-K filed on March 29, 1988).

     10.10 Directors Retainer Fees Plan (incorporated herein by reference to Exhibit B to the Corporation's definitive proxy materials for the Corporation's 1996 Annual Meeting of Shareholders).

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

     10.18 Form of Non-Incentive Stock Option Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.19 to the Corporation's Form 10-K filed on March 31, 1994).

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

     10.27 Employment Agreement, dated as of January 1, 1998, among Webster Bank, the Corporation and James C. Smith. See Schedule 10.27 for a list of other executive officers of the Corporation and Webster Bank who have an Employment Agreement substantially identical in all material respects to the Employment Agreement of Mr. Smith, except as to the name of the executive who is a party to the agreement and as otherwise indicated on Schedule 10.27.

     10.28 Amendment To Employment Agreement, entered into as of March 17, 1998, by and among Webster Bank, the Corporation and James C. Smith. See Schedule 10.28 for a list of other executive officers of the Corporation and Webster Bank who have an Amendment To Employment Agreement substantially identical in all material respects to the Amendment To Employment Agreement of Mr. Smith, except as to the name of the executive who is a party to the agreement.

     10.29 Change of Control Employment Agreement, dated as of December 15, 1997, by and between the Corporation and James C. Smith. See
               Schedule 10.29 for a list of other executive officers of the Corporation who have a Change of Control Employment Agreement substantially identical in all material respects to the Change of Control Employment Agreement of Mr. Smith, except as to the name of the executive who is a party to the agreement.

     10.30 Purchase and Assumption Agreement among the FDIC, in its corporate capacity as receiver of First Constitution Bank, First Federal Bank and the FDIC, dated as of October 2, 1992 (incorporated herein by reference from the Registrant's Form 8-K filed on October 19, 1992).

     10.31 Amendment No. 1 to Purchase and Assumption Agreement, dated as of August 8, 1994, between the FDIC and First Federal (incorporated by reference to Exhibit 10.36 to the Corporation's Form 10-K filed on March 31, 1995).

     10.32 Indenture, dated as of June 15, 1993, between the Corporation and Chemical Bank, as Trustee, relating to the Corporation's Senior Notes due 2000 (incorporated herein by reference to Exhibit 99.5 to the Corporation's Form 8-K/A filed on November 10, 1993).

     10.33 Junior Subordinated Indenture, dated January 29, 1997 between the Corporation and the Bank of New York as Trustee, relating to the Corporation's Junior Subordinated Deferrable Interest Debentures (incorporated herein by reference to Exhibit 10.44 to the Corporation's Form 10-K filed on March 27, 1997).

Exhibit No. 13.  Annual Report to Shareholders.

Exhibit No. 21.  Subsidiaries.

Exhibit No. 23.  Consent of KPMG Peat Marwick LLP.

Exhibit No. 27.  Financial Data Schedule.

     27.1 Financial Data Schedule.

     27.2 Restated Financial Data Schedule.

     27.3 Restated Financial Data Schedule.

     (b) The following current reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year 1997.

          (i) Current Report on Form 8-K filed on November 7, 1997 (date of report October 26, 1997) relating to the proposed acquisition of Eagle Financial Corp. by the Corporation.


          (ii) Current Report on Form 8-K filed on November 24, 1997 (date of report October 26, 1997) attaching the Agreement and Plan of Merger and Stock Option Agreement in connection with the proposed acquisition of Eagle Financial Corp. by the Corporation.

          (iii) Current Report on Form 8-K filed on November 17, 1997 (date of report November 17, 1997) attaching the consolidated financial statements of the Corporation restated to reflect the acquisition of People's Savings Financial Corp. (as amended by the Form 8-K/As filed on January 26, 1998, January 26, 1998 and February 6, 1998).

     (c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

     (d) Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 31, 1998.

                             WEBSTER FINANCIAL CORPORATION
                             -----------------------------
                                   Registrant

                             BY:   /s/ James C. Smith
                               ---------------------------
                            James C. Smith, Chairman
                            and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities noted as of March 31, 1998.

By:      /s/ James C. Smith
  --------------------------------------------
                  James C. Smith, Chairman and
                  Chief Executive Officer
                  Principal Executive Officer

By:      /s/ John V. Brennan
  ---------------------------------------------
                  John V. Brennan, Executive Vice President,
                  Chief Financial Officer and Treasurer
                  Principal Financial Officer
                  Principal Accounting Officer

By:      /s/ Achille A. Apicella
  ---------------------------------------------
                  Achille A. Apicella
                  Director

By:      /s/ Joel S. Becker
  ---------------------------------------------
                  Joel S. Becker
                  Director

By:      /s/ O. Joseph Bizzozero, Jr.
  ---------------------------------------------
                  O. Joseph Bizzozero, Jr.
                  Director

By:
  ----------------------------------------------
                  John J. Crawford
                  Director

By:      /s/ Harry P. DiAdamo, Jr.
   ---------------------------------------------
                  Harry P. DiAdamo, Jr.
                  Director

By:      /s/ Robert A. Finkenzeller
  ----------------------------------------------
                  Robert A. Finkenzeller
                  Director

By:      /s/ Walter R. Griffin
  ----------------------------------------------
                  Walter R. Griffin
                  Director

By:      /s/ J. Gregory Hickey
  ----------------------------------------------
                  J. Gregory Hickey
                  Director

By:
  ----------------------------------------------
                  C. Michael Jacobi
                  Director

By:      /s/ Marguerite F. Waite
  ----------------------------------------------
                  Marguerite F. Waite
                  Director

EXHIBIT INDEX*
NUMBER                                  DESCRIPTION
------                                  -----------

2.1 Agreement and Plan of Merger, dated as of October 26, 1997, by and between the Corporation and Eagle Financial Corp. (incorporated herein by reference to Exhibit 2.1 to the Corporation's Current Report on Form 8-K filed on November 24, 1997).

2.2 Stock Option Agreement, dated October 26, 1997, between Eagle Financial Corp. and the Corporation (incorporated herein by reference to Exhibit 2.2 to the Corporation's Current Report on Form 8-K filed on November 24, 1997).

3.1       Restated   Certificate  of  Incorporation   (incorporated   herein  by
          reference to Exhibit 3.1 to the Corporation's Form 10-K filed on March 27, 1997).

3.2 Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Corporation's Form 10-K filed on March 27, 1997).

3.3 Certificate of Designation for the Series C Participating Preferred Stock (incorporated herein by reference to Exhibit 3.5 to the Corporation's Form 10-K filed on March 27, 1997).

3.4 Certificate of Amendment to Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.6 to the Corporation's Form 10-K filed on March 27, 1997).

3.5       Bylaws of Registrant.

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

10.3 Amendment No. 1 to 1992 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Corporation's Form 10-K filed on March 31,
          1994).

10.4      Amendment No. 2 to 1992 Stock Option Plan.

10.5      Short-Term  Incentive  Compensation Plan (incorporated by reference to
          Exhibit 10.4 to the Corporation's Form 10-K filed on March 31, 1995).

10.6 Economic Value Added Incentive Plan (the description of the plan in the first full paragraph on page 15 of the Corporation's definitive proxy materials for the 1998 Annual Meeting of Shareholders is incorporated herein by reference).

10.7      Long-Term  Incentive  Compensation Plan  (incorporated by reference to
          Exhibit  99.6 to the  Corporation's  Form 8-K/A filed on November  10,
          1993).

10.8 Performance Incentive Plan (incorporated by reference to Exhibit A to the Corporation's definitive proxy materials for the Corporation's 1996 Annual Meeting of Shareholders).

10.9 First Federal Bank Deferred Compensation Plan for Directors and Officers, effective December 7, 1987 (incorporated herein by reference to Exhibit 10(1) to the Corporation's Form 10-K filed on March 29,
          1988).

10.10 Directors Retainer Fees Plan (incorporated herein by reference to Exhibit B to the Corporation's definitive proxy materials for the Corporation's 1996 Annual Meeting of Shareholders).

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

10.18     Form  of  Non-Incentive   Stock  Option  Agreement  (for  non-employee
          directors)   (incorporated  by  reference  to  Exhibit  10.19  to  the
          Corporation's Form 10-K filed on March 31, 1994).

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

10.27 Employment Agreement, dated as of January 1, 1998, among Webster Bank, the Corporation and James C. Smith. See Schedule 10.27 for a list of other executive officers of the Corporation and Webster Bank who have an Employment Agreement substantially identical in all material respects to the Employment Agreement of Mr. Smith, except as to the name of the executive who is a party to the agreement and otherwise indicated on Schedule 10.27.

10.28 Amendment To Employment Agreement, entered into as of March 17, 1998, by and among Webster Bank, the Corporation and James C. Smith. See
          Schedule 10.28 for a list of other executive officers of the Corporation and Webster Bank who have an Amendment To Employment Agreement substantially identical in all material respects to the Amendment To Employment Agreement of Mr. Smith, except as to the name of the executive who is a party to the agreement.

10.29 Change of Control Employment Agreement, dated as of December 15, 1997, by and between the Corporation and James C. Smith. See Schedule 10.29 for a list of other executive officers of the Corporation who have a Change of Control Employment Agreement substantially identical in all material respects to the Change of Control Employment Agreement of Mr. Smith, except as to the name of the executive who is a party to the agreement.

10.30 Purchase and Assumption Agreement among the FDIC, in its corporate capacity as receiver of First Constitution Bank, First Federal Bank and the FDIC, dated as of October 2, 1992 (incorporated herein by reference from the Registrant's Form 8-K filed on October 19, 1992).

10.31 Amendment No. 1 to Purchase and Assumption Agreement, dated as of August 8, 1994, between the FDIC and First Federal (incorporated by reference to Exhibit 10.36 to the Corporation's Form 10-K filed on March 31, 1995).

10.32 Indenture, dated as of June 15, 1993, between the Corporation and Chemical Bank, as Trustee, relating to the Corporation's Senior Notes due 2000 (incorporated herein by reference to Exhibit 99.5 to the Corporation's Form 8-K/A filed on November 10, 1993).

10.33 Junior Subordinated Indenture, dated January 29, 1997 between the Corporation and the Bank of New York as Trustee, relating to the Corporation's Junior Subordinated Deferrable Interest Debentures (incorporated herein by reference to Exhibit 10.44 to the Corporation's Form 10-K filed on March 27, 1997).

13.       Annual Report to Shareholders.

21.       Subsidiaries.

23.       Consent of KPMG Peat Marwick LLP.

27.1      Financial Data Schedule.

27.2      Restated Financial Data Schedule.

27.3      Restated Financial Data Schedule.

* References herein to First Federal Bank now mean Webster Bank.