Form 10-Q
period 1998-03-31
WEBSTER FINANCIAL CORP
filed 1998-05-15
CIK 801337

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION 2:00
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ending     MARCH 31, 1998
                           --------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________ to ___________

     Commission File Number: 0-15213


                          WEBSTER FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               06-1187536
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


Webster  Plaza, Waterbury, Connecticut                                 06720
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)


                                 (203) 753-2921
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                          changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    [X] Yes [ ] No

     Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable date.

Common Stock (par value $ .01)                        38,045,122 SHARES
------------------------------            --------------------------------------
        (Class)                           Issued and Outstanding at May 12, 1998

Webster Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------



                                      INDEX

                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION

     Consolidated  Statements  of  Condition  at  March  31,  1998 and
     December 31, 1997                                                         3


     Consolidated  Statements of Operations for the Three Months Ended
     March 31, 1998 and 1997                                                   4


     Consolidated  Statements of Cash Flows for the Three Months Ended
     March 31, 1998 and 1997                                                   5


     Notes to Consolidated Financial Statements                                6

     Management's  Discussion and Analysis of  Consolidated  Financial
     Statements                                                               11

     Quantitative and Qualitative Disclosures about Market Risk               18


PART II - OTHER INFORMATION                                                   19



SIGNATURES                                                                    21

EXHIBIT INDEX                                                                 22

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in Thousands, Except Share Data)

                                                                                      MARCH 31,            DECEMBER 31,
ASSETS                                                                                  1998                   1997
                                                                                     -----------         --------------
                                                                                     (UNAUDITED)
Cash and Due from Depository Institutions                                            $   105,645          $   122,267
Interest-bearing Deposits                                                                  7,564                30,504
Securities: (Note 2)
   Trading at Fair Value                                                                  82,713                84,749
   Available for Sale, at Fair Value                                                   2,830,625             2,290,254
   Held to Maturity, (Market Value: $411,302 in 1998;
        $412,061 in 1997)                                                                410,785               412,237
Loans Receivable, Net                                                                  3,815,377             3,865,358
Accrued Interest Receivable                                                               44,965                40,755
Premises and Equipment, Net                                                               62,066                58,640
Foreclosed Properties, Net                                                                 7,654                 8,471
Intangible Assets                                                                         47,350                48,919
Prepaid Expenses and Other Assets                                                        144,071                57,467
                                                                                     -----------           -----------
   TOTAL ASSETS                                                                      $ 7,558,815           $ 7,019,621
                                                                                     ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                             $ 4,444,483           $ 4,365,756
Federal Home Loan Bank Advances                                                        1,338,620             1,071,620
Reverse Repurchase Agreements and Other Borrowings (Note 6)                            1,124,122               956,554
Advance Payments by Borrowers for Taxes and Insurance                                     13,745                23,335
Accrued Expenses and Other Liabilities                                                    88,440                70,593
                                                                                     -----------           -----------
   Total Liabilities                                                                   7,009,410             6,487,858
                                                                                     -----------           -----------

Corporation-Obligated Mandatorily Redeemable Capital
   Securities of Subsidiary Trust                                                        100,000               100,000
Preferred Stock of Subsidiary Corporation                                                 49,577                49,577

SHAREHOLDERS' EQUITY
Common Stock, $.01 par value:
   Authorized - 50,000,000 shares;
   Issued - 27,411,298 shares at March 31, 1998 and
        27,352,272 shares at December 31, 1997 (1)                                           274                   274
Paid-in Capital                                                                          173,020               171,659
Retained Earnings                                                                        205,931               193,130
Less Treasury Stock at cost, no shares at March 31, 1998
   and 45,916 shares at December 31, 1997 (1)                                                 --                (1,116)
Less Employee Stock Ownership Plan Shares Purchased with Debt                             (1,340)               (1,971)
Accumulated Other Comprehensive Income                                                    21,943                20,210
                                                                                     -----------           -----------
   Total Shareholders' Equity                                                            399,828               382,186
                                                                                     -----------           -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 7,558,815           $ 7,019,621
                                                                                     ===========           ===========



(1) The number of common shares issued and treasury shares have been adjusted to reflect a two-for-one stock split effective for shareholders of record as of April 6, 1998.

     See accompanying condensed notes to consolidated financial statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                -----------------------
                                                                                  1998             1997
                                                                                --------        -------
 INTEREST INCOME:
 Loans                                                                         $ 76,162          $ 72,458
 Securities and Interest-bearing Deposits                                        45,427            28,084
                                                                               --------          --------
   Total Interest Income                                                        121,589           100,542
                                                                               --------          --------

INTEREST EXPENSE:
Interest on Deposits                                                             43,401            42,956
Interest on Borrowings                                                           30,388            12,353
                                                                               --------          --------
   Total Interest Expense                                                        73,789            55,309
                                                                               --------          --------

Net Interest Income                                                              47,800            45,233
Provision for Loan Losses                                                         1,600             7,265
                                                                               --------          --------
Net Interest Income After Provision for Loan Losses                              46,200            37,968
                                                                               --------          --------


NONINTEREST INCOME:
Fees and Service Charges                                                          7,910             6,258
Gain on Sale of Loans and Loan Servicing, Net                                       112               134
Gain on Sale of Securities, Net                                                   3,098               408
Other Noninterest Income                                                          2,218             1,246
                                                                               --------          --------
   Total Noninterest Income                                                      13,338             8,046
                                                                               --------          --------

NONINTEREST EXPENSES:

Salaries and Employee Benefits                                                   15,748            15,891
Occupancy Expense of Premises                                                     3,065             3,224
Furniture and Equipment Expenses                                                  3,438             2,955
Foreclosed Property Expenses and Provisions, Net (Note 5)                           169               472
Intangible Amortization                                                           1,569             1,567
Marketing Expenses                                                                1,837             1,564
Merger and Acquisition Expenses (Note 7)                                             --            19,858
Capital Securities Expense                                                        2,400             1,648
Dividends on Preferred Stock of Subsidiary Corporation                            1,038                --
Other Operating Expenses                                                          5,893             6,292
                                                                               --------          --------
   Total Noninterest Expenses                                                    35,157            53,471
                                                                               --------          --------

Income (Loss) Before Income Taxes                                                24,381            (7,457)
Income Tax Expense (Benefit)                                                      8,848            (3,573)
                                                                               --------          --------

NET INCOME (LOSS)                                                              $ 15,533          ($ 3,884)
                                                                               ========          ========

Net Income (Loss) Per Common Share (1):
   Basic                                                                          $0.57            ($0.14)
   Diluted                                                                        $0.55            ($0.14)

Dividends Declared Per Common Share (1)                                           $0.10             $0.10

(1) Per share amounts have been adjusted to reflect a two-for-one stock split effective for shareholders of record as of April 6, 1998.

     See accompanying condensed notes to consolidated financial statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars In Thousands)
--------------------------------------------------------------------------------

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                             ----------------------------
                                                                                  1998             1997
                                                                             ----------        ----------
OPERATING ACTIVITIES:
Net Income (Loss)                                                            $   15,533        $   (3,884)
Adjustments to Reconcile Net Income (Loss) to Net
   Cash Provided (Used) by Operating Activities:
   Provision for Loan Losses                                                      1,600             7,265
   Provision for Foreclosed Property Losses                                         108                63
   Provision for Depreciation and Amortization                                    2,441             2,299
   Amortization of Securities Premiums, Net                                        (342)              (14)
   Amortization of Hedging Costs, Net                                             1,119               652
   Amortization and Write-down of  Intangibles                                    1,569             1,567
   Amortization of Mortgage Servicing Rights                                        367                97
   Gains on Sale of  Foreclosed Properties, Net                                    (355)             (150)
   Loans and Securities Gains, Net                                               (3,057)             (350)
   Gains on Trading Securities, Net                                                (153)             (197)
   Decrease (Increase) in Trading Securities                                     24,831            (5,579)
   Loans Originated for Sale                                                     (1,852)          (10,514)
   Sale of Loans, Originated for Sale                                             5,790            11,469
   (Increase) Decrease in Interest Receivable                                    (4,210)                4
   (Decrease) Increase in Interest Payable                                       (4,660)              724
   (Decrease) Increase in Accrued Expenses and Other Liabilities, Net              (135)            3,267
   (Increase) Decrease in Prepaid Expenses and Other Assets, Net                (88,226)            1,646
                                                                             ----------        ----------
      Net Cash (Used) Provided by Operating Activitie                           (49,632)            8,365
                                                                             ----------        ----------

INVESTING ACTIVITIES:
  Purchases of Securities, Available for Sale                                  (960,766)         (507,101)
  Purchases of Securities, Held to Maturity                                     (34,830)           (5,949)
  Maturities of Securities                                                       34,271            24,320
  Proceeds from Sale of Securities, Available for Sale                          316,871            28,784
  Net Decrease (Increase) in Interest-bearing Deposits                           22,940           (24,100)
  Purchase of Loans                                                                  --           (65,000)
  Net Decrease in Loans                                                          43,276             9,375
  Proceeds from Sale of Foreclosed Properties                                     2,343             1,646
  Principal Collected on Mortgage-backed Securities                             110,691            65,126
  Purchases of Premises and Equipment, Net                                       (5,867)           (1,767)
                                                                             ----------        ----------
     Net Cash Used by Investing Activities                                     (471,071)         (474,666)
                                                                             ----------        ----------

FINANCING ACTIVITIES:
  Net Increase (Decrease) in Deposits                                            78,727           (44,567)
  Repayment of FHLB Advances                                                   (978,271)       (1,000,887)
  Proceeds from FHLB Advances                                                 1,245,271         1,147,997
  Repayment of  Other Borrowings                                             (2,290,270)         (710,057)
  Proceeds from Other Borrowings                                              2,458,881           986,334
  Net Decrease in Advance Payments for Taxes and Insurance                       (9,590)          (16,494)
  Net Proceeds from Issuance of Capital Securities                                   --            97,700
  Cash Dividends to Common and Preferred Shareholders                            (2,733)           (2,146)
  Common Stock Repurchased                                                           --            (1,660)
  Exercise of Stock Options                                                       2,066               514
                                                                             ----------        ----------
     Net Cash Provided by Financing Activities                                  504,081           456,734
                                                                             ----------        ----------
  Decrease in Cash and Cash Equivalents                                         (16,622)           (9,567)
  Cash and Cash Equivalents at Beginning of Period                              122,267           105,226
                                                                             ----------        ----------
  Cash and Cash Equivalents at End of Period                                 $  105,645        $   95,659
                                                                             ==========        ==========

  SUPPLEMENTAL DISCLOSURES:
     Income Taxes Paid                                                       $   2,300         $   1,920
     Interest Paid                                                              78,439            54,088

  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Transfer of Loans to Foreclosed Properties                                  3,401             8,272

     See accompanying condensed notes to consolidated financial statements.

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results which may be expected for the year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Webster Financial Corporation 1997 Annual Report to shareholders. The consolidated financial statements include the accounts of Webster Financial
Corporation  ("Webster")  and its   subsidiaries.

NOTE 2 - SECURITIES

     Securities with fixed maturities that are classified as Held to Maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts over the estimated terms of the securities utilizing a method which approximates the level yield method. Securities that management intends to hold for indefinite periods of time (including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors) are classified as Available for Sale. All Equity Securities are classified as Available for Sale. Securities Available for Sale are carried at fair value with unrealized gains and losses included in Other Comprehensive Income. Securities classified as Trading Securities are carried at fair value with unrealized gains and losses included in Gains on Sale of Securities on the Statement of Operations. Gains and losses on the sales of securities are recorded using the specific identification method.

     A summary of securities follows (in thousands):

                                                  March 31, 1998                                December 31, 1997
                                ------------------------------------------------- ----------------------------------------------
                                   Amortized       Gross Unrealized      Market     Amortized       Gross Unrealized       Market
                                     Cost          Gains     Losses      Value        Cost          Gains     Losses       Value
                                  -----------    --------  ---------  -----------  -----------    ---------  --------   -----------
TRADING SECURITIES:
Mortgage-Backed Securities        $    82,713(a) $    --   $     --      $ 82,713   $   84,749(a) $    --   $      --   $    84,749
                                  -----------    --------  ---------  -----------  -----------    --------  ---------   -----------

AVAILABLE FOR SALE PORTFOLIO:
U.S. Treasury Notes                     6,506          24         (1)       6,529        6,507          31         (3)        6,535
U.S. Government Agency                 35,228         161        (31)      35,358       42,229         201        (24)       42,406
Corporate Bonds and Notes               4,080           2       (200)       3,882        6,662           4       (201)        6,465
Equity Securities                     207,241      23,467       (262)     230,446      183,560      21,914       (609)      204,865
Mortgage-Backed Securities          2,520,826      32,082     (7,149)   2,545,759    2,001,372      27,339     (6,545)    2,022,166
Purchased Interest-Rate Contracts      18,911          --    (10,260)       8,651       15,079          --     (7,262)        7,817
                                  -----------    --------  ---------  -----------  -----------    --------  ---------   -----------
                                    2,792,792      55,736    (17,903)   2,830,625    2,255,409      49,489    (14,644)    2,290,254
                                  -----------    --------  ---------  -----------  -----------    --------  ---------   -----------

HELD TO MATURITY PORTFOLIO:

U.S. Treasury Notes                     2,452          14         --        2,466        2,447          28         --         2,475
U.S. Government Agency                 26,253          13        (28)      26,238       32,274          14        (65)       32,223
Municipal Bonds & Notes                12,500          52        (13)      12,539       12,500          93         (1)       12,592
Corporate Bonds and Notes              35,186         199       (420)      34,965        1,199           3         --         1,202
Money Market Preferred Stock              --           --          --         --         1,000          --         --         1,000
Mortgage-Backed Securities            334,394       2,681     (1,981)     335,094      362,817       2,533     (2,781)      362,569
                                  -----------    --------  ---------  -----------  -----------    --------  ---------   -----------
                                      410,785       2,959     (2,442)     411,302      412,237       2,671     (2,847)      412,061
                                  -----------    --------  ---------  -----------  -----------    --------  ---------   -----------

   Total                          $ 3,286,290    $ 58,695  $ (20,345) $ 3,324,640  $ 2,752,395    $ 52,160  $ (17,491)  $ 2,787,064
                                  ===========    ========  =========  ===========  ===========    ========  =========   ===========

(a)  Stated at fair market value.

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3 - NET INCOME PER SHARE

     Basic net income per share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per share is calculated by dividing adjusted net income by the weighted-average number of diluted common shares, including the effect of common stock equivalents. The common stock equivalents consist of common stock options and warrants. The weighted-average shares used in the calculation of net income per share have been adjusted to reflect the two-for-one stock split which was effective for shareholders of record as of April 6, 1998. The weighted-average number of shares used in the computation of basic earnings per share the for three months ended March 31, 1998 and 1997 were 27,246,312 and 26,894,716, respectively, and shares used in the computation of diluted earnings per share were 28,107,926 and 27,712,796 for the same periods, respectively.

NOTE 4 - COMPREHENSIVE INCOME

     The provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" were adopted as of January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (such as changes in net unrealized investment gains and losses). Comprehensive income includes net income and any changes in equity from non-owner sources that bypass the income statement. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Application of SFAS No. 130 will not impact amounts previously reported for net income or affect the comparability of previously issued financial statements.

     The following table summarizes comprehensive income for the three months ended March 31, 1998 and 1997:

                                                                                For the Three Months Ended
                                                                                          March 31,
                                                                                ---------------------------
                                                                                  1998               1997
                                                                                --------          --------
Net income                                                                      $ 15,533          ($ 3,884)
Other comprehensive income, net of tax
     Unrealized gains (losses) on investments:
         Unrealized holding gains arising during period
              (net of income tax expense of $2,492 and $237
              for 1998 and 1997, respectively)                                     3,441               327
         Less reclassification adjustment for gains included
              in net income (net of income tax expense of $1,237
              and $89 for 1998 and 1997)                                           1,708               122
                                                                                --------          --------
     Other comprehensive income                                                    1,733               205
                                                                                --------          --------
     Comprehensive income                                                       $ 17,266          ($ 3,679)
                                                                                ========          ========

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 5 - FORECLOSED PROPERTY EXPENSES AND PROVISIONS, NET

     Foreclosed property expenses and provisions, net are summarized as follows (in thousands):

                                                                              Three Months
                                                                             Ended March 31,
                                                                        --------------------------
                                                                         1998              1997
                                                                        ------           --------
         Gain on Sale of Foreclosed Property, Net                       $ (355)          $  (150)
         Provision for Losses on Foreclosed Property                       108                63
         Rental Income                                                     (23)              (27)
         Foreclosed Property Expenses                                      439               586
                                                                        ------           -------
         Foreclosed Property Expenses and Provisions, Net               $  169           $   472
                                                                        ======           =======


NOTE 6 - REVERSE REPURCHASE AGREEMENTS

     At March 31, 1998, Webster had short term borrowings through reverse repurchase agreements outstanding. Information concerning borrowings under reverse repurchase agreements is summarized below (dollars in thousands):

  BALANCE AT                                    WEIGHTED               MATURITY       BOOK VALUE        MARKET VALUE
MARCH 31, 1998            TERM                AVERAGE RATE               DATE        OF COLLATERAL      OF COLLATERAL
--------------       --------------           ------------          ---------------  -------------      -------------

   $1,032,499        1 to 17 months              5.82%              Less than 2 mon    $1,032,609        $1,048,630


     The securities underlying the reverse repurchase agreements are all U.S. Agency collateral and have been delivered to the broker-dealers who arrange the transactions. Webster uses reverse repurchase agreements when the cost of such borrowings is less than other funding sources. The average balance and the maximum amount of outstanding reverse repurchase agreements at any month-end during the 1998 first quarter was $946.1 million and $1.033 billion, respectively. The outstanding balance of reverse repurchase agreements at March 31, 1997 was $380.2 million.

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - 1997 ACQUISITION COSTS

     In connection with the acquisitions of DS Bancor, Inc. ("Derby") and People's Savings Financial Corp. ("People's"), that were completed on January 31, 1997 and July 31, 1997, respectively, Webster recorded approximately $27.1 million of merger-related charges, of which $19.9 million was recorded in the three month period ended March 31, 1997. Additionally, Webster recorded an increase of $7.1 million to the provision for loan losses related to the acquisition of Derby and People's, of which $5.6 million was recorded in the three month period ended March 31, 1997, for conformity to Webster's credit policies. In connection with the acquisition of Sachem Trust National Association on August 1, 1997, Webster recorded costs that did not impact the statements of income as that transaction was recorded as a purchase transaction.

     The following table presents a summary of the merger-related accrued liabilities (in thousands):

                                                                     Derby            People's
                                                                  ----------          --------
       Balance of merger-related accrued liabilities
           at December 31, 1996                                   $       --         $      --

       Additions:                                                     19,900             7,200
       Payments/Writedowns:
       Compensation (severance and related costs)                     (6,700)           (1,400)
       Data processing contract termination                           (1,600)               --
       Write down of fixed assets                                     (1,200)               --
       Transaction costs (including investment bankers,
               attorneys and accountants)                             (2,200)           (1,300)
       Merger related and miscellaneous expenses                      (2,800)           (2,100)
                                                                      ------            ------
       Balance of merger-related accrued liabilities
            at December 31, 1997                                       5,400             2,400
                                                                      ------            ------

       Payments/Writedowns:
       Compensation (severance and related costs)                         --              (100)
       Data processing contract termination                             (200)               --
       Merger related and miscellaneous expenses                          --              (100)
                                                                      ------            ------
       Balance of merger-related accrued liabilities
            at March 31, 1998                                        $ 5,200           $ 2,200
                                                                     =======           =======


     The remaining accrued liability of $7.4 million represents, for the most part, an accrual for data processing contract termination costs payable over a future period and the estimated loss on sale of excess fixed assets due to consolidation of overlapping branch locations.

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - ACCOUNTING STANDARDS

     In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." This statement amends the disclosure requirements of Statements No. 87, "Employer's Accounting for Pensions", No. 88 "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement standardizes the disclosure requirements of Statements No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. This statement addresses disclosure only and does not change any measurement or recognition provisions provided in previous statements. Disclosure requirements affecting amounts related to a company's result of operations should be provided for each period an income statement is presented and similarly disclosure requirements affecting amounts related to a company's statement of financial position should be presented for each period a statement of financial condition is presented. This statement is effective for fiscal years beginning after December 15, 1997 and will be adopted in connection with the 1998 annual financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the method in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. This statement requires that public business enterprises report quantitative and qualitative information about its reportable segments, including profit or loss, certain specific revenue and expense items and segment assets. Webster plans to report segment information along its four business lines: consumer, business, mortgage banking and trust and investment management services. This statement also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to corresponding amounts in the Consolidated Financial Statements. This statement is effective for financial statements for periods beginning after December 15, 1997 and in the initial year of application, comparative information for earlier years is required. Comparative interim information is required in the year subsequent to adoption. This statement will be adopted in connection with the 1998 annual financial statements.

NOTE 9 - SUBSEQUENT EVENTS

Eagle Financial Corp. Acquisition Completion

     On February 13, 1998, Webster received approval from its primary regulator, the Office of Thrift Supervision ("OTS"), to acquire Eagle Financial Corp. ("Eagle") the holding company of Eagle Bank. The transaction was approved by shareholders at a special meeting held on April 2, 1998 and the transaction was closed on April 15, 1998.

Stock Split Transaction

     Webster completed a two-for-one stock split effected in the form of a stock dividend for common shareholders of record as of April 6, 1998 with distribution to shareholders on April 14, 1998.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

GENERAL

     Webster Financial Corporation ("Webster"), through its subsidiary, Webster Bank (the "Bank"), delivers financial services to individuals, families and businesses located throughout Connecticut. Webster Bank is organized along four business lines: consumer, business, mortgage banking and trust and investment management services, each supported by centralized administration and operations. The Corporation has grown significantly in recent years, primarily through a series of acquisitions which have expanded and strengthened its franchise.

CHANGES IN FINANCIAL CONDITION

     Total assets were $7.6 billion at March 31, 1998, an increase of $539.2 million from $7.0 billion at December 31, 1997. The change in total assets is due primarily to a net increase in securities of $536.9 million, offset by a decrease in Loans Receivable, net of $50.0 million. The increase was funded, in part, by new borrowings of $434.6 million.

     Other Assets increased by $86.6 million from $57.5 million at December 31, 1997 to $144.1 million at March 31, 1998. The increase is due primarily to the purchase of Bank Owned Life Insurance, which increased to $101.3 million at March 31, 1998 from $12.8 million at December 31, 1997. The Bank Owned Life Insurance is a single premium life insurance contract of which the Bank is the beneficiary.

     Total liabilities were $7.0 billion at March 31, 1998, an increase of $521.6 million from $6.5 billion at December 31, 1997. The increase in total liabilities is due primarily to net increases in deposits of $78.7 million, Federal Home Loan Bank Advances of $267.0 million and Reverse Repurchase Agreements and Other Borrowings of $167.6 million, respectively.

     Shareholders' equity was $399.8 million at March 31, 1998 and $382.2 million at December 31, 1997. At March 31, 1998, the Bank had Tier 1 leveraged, Tier 1 risk-based, and total risk-based capital ratios of 5.30%, 11.71% and 12.96% , respectively. The Bank met the regulatory capital requirements to be categorized as a "well capitalized" institution at March 31, 1998.

ASSET QUALITY

     Webster devotes significant attention to maintaining high asset quality through conservative underwriting standards, active servicing of loans, aggressively managing nonperforming assets and maintaining adequate reserve coverage on nonaccrual assets. At March 31, 1998, residential and consumer loans comprised approximately 86% of the loan portfolio. All fixed income securities must have an investment rating in the top two rating categories by a major rating service at time of purchase.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     A breakdown of loans receivable, net by type as of March 31, 1998 and December 31, 1997 follows (in thousands):

                                                              March 31, 1998            December 31, 1997
                                                              --------------            -----------------
Residential Mortgage Loans                                      $2,898,989                 $2,925,591
Commercial Real Estate Loans                                       309,174                    313,263
Commercial Loans                                                   216,604                    223,926
Consumer Loans (Including Home Equity)                             442,217                    454,954
                                                              --------------            -----------------
     Total Loans                                                 3,866,984                  3,917,734
Allowance for Loan Losses                                          (51,607)                   (52,376)
                                                              --------------            -----------------
      Loans Receivable, Net                                     $3,815,377                 $3,865,358
                                                              ==============            =================

     Included above at March 31, 1998 and December 31, 1997 were loans held for sale of $3.0 million and $1.7 million, respectively.

     The following table details the nonaccrual assets at March 31, 1998 and December 31, 1997 (in thousands):

                                                            March 31, 1998            December 31, 1997
                                                            --------------            -----------------
Loans Accounted For on a Nonaccrual Basis:
     Residential Real Estate                                    $22,370                    $23,651
     Commercial                                                  12,736                     11,563
     Consumer                                                     2,205                      2,451
                                                                -------                    -------
        Total Nonaccrual Loans                                   37,311                     37,665

Foreclosed Properties:
     Residential and Consumer                                     4,672                      5,091
     Commercial                                                   2,982                      3,098
                                                                -------                    -------
         Total Nonaccrual Assets                                $44,965                    $45,854
                                                                =======                    =======

     The net decrease in nonaccrual assets of $889,000 at March 31, 1998 as compared to the December 31, 1997 balance is due primarily to payoffs, foreclosed property sales and charge-offs.

     At March 31, 1998, Webster's allowance for losses on loans of $51.6 million represented 138.3% of nonaccrual loans and its total allowances for losses on nonaccrual assets of $52.1 million amounted to 114.6% of nonaccrual assets. A detail of the changes in the allowances for losses on loans and foreclosed property for the three months ended March 31, 1998 follows (in thousands):

                                                      Allowances For Losses On
                                                 ----------------------------------
                                                              Impaired   Foreclosed           Total
                                                   Loans       Loans     Properties    Allowance for Losses
                                                 --------     --------   ----------    --------------------
    Balance at December 31, 1997                 $ 51,520     $    856     $    574          $52,950
    Provisions for Losses                           1,600            -          108            1,708
    Losses Charged to Allowances                   (2,880)           -         (148)          (3,028)
    Recoveries Credited to Allowances                 511            -            -              511
                                                 --------     --------     --------          -------
    Balance at March 31, 1998                    $ 50,751     $    856     $    534         $ 52,141
                                                 ========     ========     ========         ========

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Segregated Assets, Net

     Segregated Assets consisted of all commercial real estate, commercial, and multi-family loans acquired from the Federal Deposit Insurance Corporation ("FDIC") in the First Constitution Bank ("First Constitution") acquisition. Segregated Assets were subject to a loss-sharing arrangement with the FDIC. The FDIC was required to reimburse the Bank quarterly for 80% of the total net charge-offs and certain related expenses on Segregated Assets through December 1997, with such reimbursement increasing to 95% (less recoveries in years six and seven) as to such charge-offs and expenses in excess of $49.2 million (with payment at the end of the seventh year as to such excess). Effective January 1, 1998, the balance of all remaining Segregated Assets was transferred to the loan portfolio. During 1998 and 1999, the Bank is required to pay quarterly to the FDIC an amount equal to 80% of the recoveries during such years on Segregated Assets which were previously charged-off after deducting certain permitted expenses related to those assets. The Bank is entitled to retain 20% of such recoveries during the sixth and seventh years following the First Constitution acquisition and 100% thereafter.

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

     Interest rate caps, interest rate floors and interest rate swaps are entered into as hedges against future interest rate fluctuations. Webster does not trade in speculative interest rate contracts. Those agreements meeting the criteria for hedge accounting treatment are designated as hedges and are accounted for as such. If a contract is terminated, any unrecognized gain or loss is deferred and amortized as an adjustment to the yield of the related asset or liability over the remainder of the period that was being hedged. If the linked asset or liability is disposed of prior to the end of the period being managed, the related interest rate contract is marked to fair value, with any resulting gain or loss recognized in current period income as an adjustment to the gain or loss on the disposal of the related asset or liability. Interest income or expense associated with interest rate caps and swaps is recorded as a component of net interest income. Interest rate instruments that hedge available for sale securities are marked to fair value monthly with adjustments to shareholders' equity on a tax effected basis.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     Webster's main sources of liquidity at the holding company level are dividends from the Bank and net proceeds from capital offerings and borrowings, while the main outflows are the payment of dividends to preferred and common stockholders, repurchase of Webster's common stock and the payment of interest to holders of Webster's 8 3/4% Senior Notes and Webster's 9.36% Capital Trust I Capital Securities. There are certain restrictions on the payment of dividends by the Bank to Webster. The Bank is required to maintain minimum levels of liquid assets as defined by regulations adopted by the Office of Thrift Supervision ("OTS"). This requirement, which may be varied by the OTS, is based upon a percentage of net withdrawable deposits and short-term borrowings. The required liquidity ratio as revised by the OTS is currently 4.00% and the Bank's liquidity ratio at March 31, 1998 exceeded the requirement. Webster Bank is also required by regulation to maintain sufficient liquidity to ensure safe and sound operations. Adequate liquidity as assessed by the OTS may vary from institution to institution depending on such factors as the institution's overall asset/liability structure, market conditions, competition and the requirements of the institution's deposit and loan customers. The OTS considers both an institution's adherence to the liquidity ratio requirement, as well as safety and soundness issues, in assessing whether an institution has sufficient liquidity.

     Webster Bank had mortgage commitments outstanding of $131.6 million, non-mortgage commitments of $22.8 million, unused home equity credit lines of $377.0 million, available credit card lines of $110.9 million and commercial lines and letters of credit of $129.7 million at March 31, 1998.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

  COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND MARCH 31, 1997

GENERAL

     Net  income  for the three  month  period  ended  March 31,  1998 was $15.5 million, or $0.55 per diluted share compared to $11.1 million or $.40 per diluted share, adjusted for acquisition expenses for the same period in 1997. Including the merger and acquisition related after tax charges of $15.0 million related to Webster's acquisition of DS Bancor, Inc. ("Derby") on January 31, 1997, Webster reported a net loss of $3.9 million or $0.14 per diluted share for the 1997 first quarter. Diluted earnings per share for the 1998 and 1997 periods have been adjusted to reflect a two-for-one stock split effective for shareholders of record on April 6, 1998.

 NET INTEREST INCOME

     Net interest income for the three month period ended March 31, 1998 amounted to $47.8 million compared to $45.2 million for the respective period in 1997. The increase for the current year period is primarily attributable to a higher volume of average interest-earning assets. The net interest rate spread for the three month period ended March 31, 1998 was 2.66%, compared to 3.18% for the same period in 1997. The decrease in interest rate spread for 1998 as compared to the same period in 1997, reflects a higher cost of funds in addition to a decrease in the yield on interest-earning assets.

INTEREST INCOME

     Interest income for the three month period ended March 31, 1998 amounted to $121.6 million compared to $100.5 million for the comparable period in 1997. The increase in the current year is due primarily to a higher volume of average interest-earning assets, which were $6.8 billion for the 1998 period and $5.5 billion for the 1997 period. The yield on interest-earning assets decreased in the current year period due to a higher volume of lower yielding securities. The yield on interest-earning assets for the three months ended March 31, 1998 was 7.18% compared to 7.36% for the same period of the previous year.

INTEREST EXPENSE

     Interest expense for the three month period ended March 31, 1998 amounted to $73.8 million compared to $55.3 million for the same period in 1997. The increase for the current period is due primarily to an increase in average borrowings, which were $2.1 billion for the three month current year period compared to $865.3 million for the 1997 period. The cost of interest-bearing liabilities increased to 4.52% for the three months ended March 31, 1998 as compared to 4.18% for the same period in 1997. Interest expense on borrowings for the three month period ended March 31, 1998 amounted to $30.4 million compared to $12.4 million for the same period in 1997.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The following tables show the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned and paid by Webster.

THREE MONTHS ENDED MARCH 31,                                         1998                                   1997
----------------------------                           --------------------------------      --------------------------------
                                                           AVERAGE             AVERAGE           AVERAGE            AVERAGE
(DOLLARS IN THOUSANDS)                                     BALANCE   INTEREST    YIELD           BALANCE   INTEREST   YIELD
                                                           -------   --------    -----           -------   --------   -----
ASSETS:
INTEREST EARNING ASSETS:
Loans                                                   $3,895,813    $76,162    7.83%        $3,757,030    $72,458   7.73%
Securities                                               2,881,877     45,427    6.31          1,711,380     28,084   6.57
                                                        ----------   --------    -----        ----------    -------   ----
     TOTAL INTEREST EARNING ASSETS                       6,777,690    121,589    7.18          5,468,410    100,542   7.36
                                                                      -------                               -------
Noninterest Earning Assets                                 372,623                               279,128
                                                       -----------                          ------------
     TOTAL ASSETS                                       $7,150,313                            $5,747,538
                                                        ==========                            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST BEARING LIABILITIES:
Deposits                                                $4,396,847     43,401    3.94         $4,423,962     42,956   3.94
Borrowings                                               2,128,898     30,388    5.71            865,287     12,353   5.71
                                                        ----------    -------    ----       ------------    -------   ----
     TOTAL INTEREST BEARING LIABILITIES                  6,525,745     73,789    4.52          5,289,249     55,309   4.18
                                                       -----------    -------                -----------    -------
Noninterest Bearing Liabilities                             87,856                                57,453
                                                     -------------                         -------------
     TOTAL LIABILITIES                                   6,613,601                             5,346,702

Capital Securities and Preferred Stock of
  Subsidiary Corporation                                   149,577                                68,889

SHAREHOLDERS' EQUITY                                       387,135                               331,947
                                                      ------------                          ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $7,150,313                            $5,747,538
                                                        ==========                            ==========
NET INTEREST INCOME                                                   $47,800                               $45,233
                                                                      =======                               =======
INTEREST RATE SPREAD                                                             2.66%                                3.18%
                                                                                 =====                                =====
NET YIELD ON AVERAGE INTEREST EARNING ASSETS                                     2.84%                                3.32%
                                                                                 =====                                =====


PROVISION FOR LOAN LOSSES

     The provision for loan losses amounted to $1.6 million for the three month period ended March 31, 1998 compared to $7.3 million for the comparable 1997 period. Included in the provision for the three month period ended March 31, 1997, was a $5.6 million provision related to loans acquired in the Derby acquisition. At March 31, 1998, the allowance for loan losses was $51.6 million and represented 138.3% of nonaccrual loans, compared to $50.1 million and 124.7%, respectively a year earlier.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------

NONINTEREST INCOME

     Noninterest income for the three month period ended March 31, 1998 amounted to $13.3 million compared to $8.0 million for the same period in 1997. The increase is due primarily to an increase in the net gains on the sale of securities, in addition to increased income from fees and service charges in the 1998 period. There were $3.1 million of net gains on the sales of securities for the three month period ended March 31, 1998 compared to $408,000 for the same period in 1997. Fees and service charges increased to $7.9 million for the three months ended March 31, 1998 from $6.3 million for the same period in 1997 due primarily to deposit related fees and charges.

NONINTEREST EXPENSES

     Noninterest expenses for the three months ended March 31, 1998 amounted to $35.2 million compared to $53.5 million for the same period in 1997. The decrease in noninterest expenses for the current three month period is due primarily to $19.9 million of acquisition expenses in the first quarter of 1997 related to the Derby acquisition. For the three month period ended March 31, 1998 compared to the same period in 1997, noninterest expenses decreased $246,000, excluding acquisition and capital securities expenses and the dividends on the preferred stock of the subsidiary corporation. Decreases in salary and benefits, occupancy, foreclosed property and other operating expenses were offset by increases in furniture and equipment and marketing expenses.

INCOME TAXES

     Total income tax expense for the three month period ended March 31, 1998 amounted to $8.8 million compared to a benefit of $3.6 million for the same period in 1997. The increase in income tax expense was due primarily to the net loss recorded by Webster in 1997 as a result of the acquisition expenses related to the Derby acquisition.

Webster Financial Corporation and Subsidiaries

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

     The following table details the estimated market value of Webster's financial assets at March 31, 1998, if interest rates instantaneously increase or decrease 100 basis points.

                                            BOOK                  MARKET           ESTIMATED MARKET VALUE IMPACT
ASSETS                                      VALUE                 VALUE              -100 BP            +100BP
------                                   -----------           -----------          -----------      -----------
Interest-Sensitive Assets
     Trading                             $    82,713           $    82,713          $      (164)     $       (40)
     Non-Trading                           6,853,221             6,645,451              106,501         (137,300)
Interest-Sensitive Liabilities             7,070,547             6,977,602              (86,539)          86,619


     The table above excludes earning assets that are not directly impacted by changes in interest rates. These assets include equity securities of $230.4 million (See Note 2 to Consolidated Financial Statements) and nonaccrual loans of $37.3 million (See "Asset Quality" within the MD&A). Values for mortgage servicing rights have been included in the table above as changes in interest rates affect the valuation of the servicing rights. Equity securities and nonaccrual assets not included in the above table are however, subject to fluctuations in market value based on other risks.

     Based on Webster's asset/liability mix at March 31, 1998, management's sensitivity analysis of the effects of changing interest rates estimates that an instantaneous 100 basis point increase in interest rates would decrease net interest income over the next twelve months by about 4.9% and an instantaneous 100 basis point decline in interest rates would increase net interest income over the next twelve months by about 3.5%. The above estimated market values are subject to factors that could cause actual results to differ from such projections and estimates.

Webster Financial Corporation and Subsidiaries

--------------------------------------------------------------------------------


                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS  - Not Applicable

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS  -  Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES  -  Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)  Not Applicable

         (b)  Not Applicable

         (c)  Not Applicable

         (d)  Not Applicable

Item 5.  OTHER INFORMATION

         On April 15, 1998, Webster completed its previously announced merger transaction with Eagle Financial Corporation.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 3        Bylaws of the Corporation.

              Exhibit No. 27   Financial Data Tables.

Webster Financial Corporation and Subsidiaries

         (b)  Reports on Form 8-K

              Webster filed the following Current Reports on Form 8-K with the Securities and Exchange Commission (the "SEC") during the quarter ended March 31, 1998:

              Current Report on Form 8-K/A filed with the SEC on January 26, 1998 (date of report November 17, 1997) (amending the Form 8-K filed with the SEC on November 17, 1997 and attaching Webster's consolidated financial statements restated to reflect the acquisition by Webster of People's Savings Financial Corp. ("People's")).

              Current Report on Form 8-K/A filed with the SEC on January 26, 1998 (date of report November 17, 1997) (amending the Form 8-K filed with the SEC on November 17, 1997 and attaching Webster's consolidated financial statements restated to reflect the acquisition by Webster of People's).

              Current Report on Form 8-K/A filed with the SEC on February 6, 1998 (date of report November 17, 1997) (amending the Form 8-K filed with the SEC on November 17, 1997 and attaching Webster's consolidated financial statements restated to reflect the acquisition by Webster of People's).

              Current Report on Form 8-K filed with the SEC on March 4, 1998 (date of report March 2, 1998) (announcing the date of Webster's 1998 Annual Meeting of Shareholders).

              Current Report on Form 8-K filed with the SEC on March 19, 1998 (date of report March 17, 1998) (announcing the two-for-one stock split of Webster's common stock).

Webster Financial Corporation and Subsidiaries

--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WEBSTER FINANCIAL CORPORATION
                                             -----------------------------
                                                      Registrant

Date:     May 14, 1998                 By: /s/ John V. Brennan
     ----------------------------         --------------------------------------
                                           John V. Brennan
                                           Executive Vice President
                                           Chief Financial Officer and Treasurer
                                           Principal Financial Officer
                                           Principal Accounting Officer

Webster Financial Corporation and Subsidiaries

--------------------------------------------------------------------------------


                                  EXHIBIT INDEX

Exhibit No.                  Description
-----------                  -----------

 3                Bylaws of the Corporation.

 27               Financial Data Tables.