Form 10-Q
period 1998-06-30
WEBSTER FINANCIAL CORP
filed 1998-08-14
CIK 801337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ending            JUNE 30, 1998
                       ---------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  ____________to____________
Commission File Number:          0-15213

                          WEBSTER FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                           06-1187536
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

Webster  Plaza, Waterbury, Connecticut                             06720
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (203) 753-2921
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                           [X] Yes    [ ]  No

     Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable date.

Common Stock (par value $ .01)                      38,319,266 SHARES
------------------------------          ----------------------------------------
         (Class)                        Issued and Outstanding at August 1, 1998

Webster Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------

                                      INDEX

                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION

     Consolidated  Statements  of  Condition  at  June  30,  1998  and
     December 31, 1997                                                         3


     Consolidated  Statements  of  Operations  for the  Three  and Six
     Months Ended June 30, 1998 and 1997                                       4


     Consolidated  Statements  of Cash Flows for the Six Months  Ended
     June 30, 1998 and 1997                                                    5


     Condensed Notes to Consolidated Financial Statements                      6


     Management's  Discussion and Analysis of  Consolidated  Financial
     Statements                                                               11


     Quantitative and Qualitative Disclosures about Market Risk               18


PART II - OTHER INFORMATION                                                   19



SIGNATURES                                                                    21

EXHIBIT INDEX                                                                 22

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                                                      JUNE 30,             DECEMBER 31,
ASSETS                                                                                  1998                   1997
                                                                                   --------------          ----------
                                                                                    (unaudited)
Cash and Due from Depository Institutions                                          $   144,556            $   151,322
Interest-bearing Deposits                                                                9,005                 77,104
Securities: (Note 2)
   Trading at Fair Value                                                                77,527                 84,749
   Available for Sale, at Fair Value                                                 3,285,305              3,092,287
   Held to Maturity, (Market Value: $375,777 in 1998;
        $412,061 in 1997)                                                              374,192                412,237
Loans Receivable, Net                                                                4,920,663              4,995,570
Accrued Interest Receivable                                                             53,287                 52,658
Premises and Equipment, Net                                                             77,944                 71,887
Foreclosed Properties, Net                                                               8,137                 12,224
Intangible Assets                                                                       83,550                 78,493
Cash Surrender Value of Bank Owned Life Insurance                                      102,662                 12,750
Prepaid Expenses and Other Assets                                                       52,315                 54,606
                                                                                   -----------            -----------
   TOTAL ASSETS                                                                    $ 9,189,143            $ 9,095,887
                                                                                   ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                           $ 5,736,374            $ 5,719,030
Federal Home Loan Bank Advances                                                      1,513,247              1,516,634
Reverse Repurchase Agreements and Other Borrowings (Note 6)                          1,057,319              1,032,963
Advance Payments by Borrowers for Taxes and Insurance                                   38,904                 30,570
Accrued Expenses and Other Liabilities                                                  95,296                 84,851
                                                                                   -----------            -----------
   Total Liabilities                                                                 8,441,140              8,384,048
                                                                                   -----------            -----------

Corporation-Obligated Mandatorily Redeemable Capital
   Securities of Subsidiary Trust                                                      150,000                145,000
Preferred Stock of Subsidiary Corporation                                               49,577                 49,577

SHAREHOLDERS' EQUITY
Common Stock, $.01 par value:
   Authorized - 50,000,000 shares;
   Issued - 38,346,942 shares at June 30, 1998 and
        37,574,176 shares at December 31, 1997 (1)                                         384                    376
Paid-in Capital                                                                        248,369                241,552
Retained Earnings (Note 7)                                                             281,830                257,954
Less Treasury Stock at cost, 19,979 shares at June 30, 1998
   and 22,958 shares at December 31, 1997 (1)                                             (658)                (1,116)
Less Employee Stock Ownership Plan Shares Purchased with Debt                           (1,340)                (1,971)
Accumulated Other Comprehensive Income                                                  19,841                 20,467
                                                                                   -----------            -----------
   Total Shareholders' Equity                                                          548,426                517,262
                                                                                   -----------            -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 9,189,143            $ 9,095,887
                                                                                   ===========            ===========

(1) The number of common shares issued and treasury shares have been adjusted to reflect a two-for-one stock split, effected in the form of a stock dividend, effective for shareholders of record as of April 6, 1998.

     See accompanying notes to condensed consolidated financial statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                           JUNE 30,                        JUNE 30,
                                                                     ------------------                ----------------
                                                                      1998         1997               1998           1997
                                                                    --------     --------           --------       --------
                                                                                (unaudited)                      (unaudited)
INTEREST INCOME:
 Loans                                                              $ 95,035     $ 96,552           $192,893       $190,434
 Securities and Interest-bearing Deposits                             64,593       44,803            125,934         82,649
                                                                    --------     --------           --------       --------
   Total Interest Income                                             159,628      141,355            318,827        273,083
                                                                    --------     --------           --------       --------

INTEREST EXPENSE:
Interest on Deposits                                                  57,018       55,735            113,693        112,534
Interest on Borrowings                                                42,959       22,817             82,086         38,649
                                                                    --------     --------           --------       --------
   Total Interest Expense                                             99,977       78,552            195,779        151,183
                                                                    --------     --------           --------       --------

NET INTEREST INCOME                                                   59,651       62,803            123,048        121,900
Provision for Loan Losses                                              1,900        3,320              3,800         11,310
                                                                    --------     --------           --------       --------
Net Interest Income After Provision for Loan Losses                   57,751       59,483            119,248        110,590
                                                                    --------     --------           --------       --------


NONINTEREST INCOME:
Fees and Service Charges                                               9,552        7,693             19,065         15,030
Gain on Sale of Loans and Loan Servicing, Net                          2,299          203              2,565            357
Gain on Sale of Securities, Net                                        7,028          268             10,126            676
Other Noninterest Income                                               2,931        1,524              5,380          3,196
                                                                    --------     --------           --------       --------
   Total Noninterest Income                                           21,810        9,688             37,136         19,259
                                                                    --------     --------           --------       --------

NONINTEREST EXPENSES:
Salaries and Employee Benefits                                        19,219       18,367             38,756         38,169
Occupancy Expense of Premises                                          3,892        3,966              7,767          8,010
Furniture and Equipment Expenses                                       4,271        3,430              8,638          6,910
Foreclosed Property Expenses and Provisions, Net (Note 5)                153          674                559          1,501
Intangible Amortization                                                2,363        2,322              4,662          4,646
Marketing Expenses                                                     2,140        1,693              4,029          3,614
Acquisition Related Expenses (Note 8)                                 17,400           --             17,400         19,858
Capital Securities Expense                                             3,692        2,398              7,354          4,046
Dividends on Preferred Stock of Subsidiary Corporation                 1,038           --              2,076             --
Other Operating Expenses                                               8,680        9,048             17,070         17,201
                                                                    --------     --------           --------       --------
   Total Noninterest Expenses                                         62,848       41,898            108,311        103,955
                                                                    --------     --------           --------       --------

Income Before Income Taxes                                            16,713       27,273             48,073         25,894
Income Tax Expense                                                     7,313       10,504             18,952          9,428
                                                                    --------     --------           --------       --------

NET INCOME                                                          $  9,400     $ 16,769           $ 29,121       $ 16,466
                                                                    ========     ========           ========       ========

Net Income Per Common Share (1):

   Basic                                                            $   0.25     $   0.45           $   0.77       $   0.44
   Diluted                                                          $   0.24     $   0.43           $   0.75       $   0.43

Dividends Declared Per Common Share (1)                             $   0.11     $   0.10           $   0.21       $   0.19

(1) Per share amounts have been adjusted to reflect a two-for-one stock split, effected in the form of a stock dividend, effective for shareholders of record as of April 6, 1998.

     See accompanying notes to condensed consolidated financial statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars In Thousands)
--------------------------------------------------------------------------------

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                      ----------------
                                                                                   1998              1997
                                                                                -----------      -----------
OPERATING ACTIVITIES:
Net Income                                                                      $    29,121      $    16,466
Adjustments to Reconcile Net Income to Net
  Cash Provided (Used) by Operating Activities:
   Provision for Loan Losses                                                          3,800           11,310
   Provision for Foreclosed Property Losses                                             245              278
   Provision for Depreciation and Amortization                                        6,013            5,541
   Amortization of Securities Premiums, Net                                           1,654             (156)
   Amortization of Hedging Costs, Net                                                 2,301            1,477
   Amortization and Write-down of  Intangibles                                        4,662            4,647
   Amortization of Mortgage Servicing Rights                                            921              268
   Gains on Sale of  Foreclosed Properties, Net                                        (562)            (442)
   Loans and Securities Gains, Net                                                  (12,502)            (966)
   Gains on Trading Securities, Net                                                    (189)             (67)
   Decrease (Increase) in Trading Securities                                         27,140           (9,905)
   Loans Originated for Sale                                                        (17,625)         (29,955)
   Sale of Loans, Originated for Sale                                                79,124           29,602
   Increase in Interest Receivable                                                     (384)          (1,503)
   Decrease in Interest Payable                                                       2,484            3,277
   (Decrease) Increase in Accrued Expenses and Other Liabilities, Net               (52,605)          10,913
   Increase in Cash Surrender Value of Bank Owned Life Insurance                    (89,912)               -
   Decrease (Increase) in Prepaid Expenses and Other Assets, Net                      2,562           (2,474)
   Pooling Adjustments, Net                                                           7,860                -
                                                                                -----------      -----------
      Net Cash (Used) Provided by Operating Activities                               (5,892)          38,311
                                                                                -----------      -----------

INVESTING ACTIVITIES:
  Purchases of Securities, Available for Sale                                    (1,498,887)      (1,024,243)
  Purchases of Securities, Held to Maturity                                         (49,717)         (11,269)
  Maturities of Securities                                                           72,420           58,512
  Proceeds from Sale of Securities, Available for Sale                              872,010           89,614
  Net Decrease (Increase) in Interest-bearing Deposits                               65,664          (34,176)
  Purchase of Loans                                                                 (66,173)        (120,078)
  Net Decrease (Increase) in Loans                                                   67,110          (23,257)
  Proceeds from Sale of Foreclosed Properties                                         8,197           11,911
  Principal Collected on Mortgage-backed Securities                                 569,909          157,502
  Purchases of Premises and Equipment, Net                                          (11,646)          (4,647)
                                                                                -----------      -----------
     Net Cash Provided (Used) by Investing Activities                                28,887         (900,131)
                                                                                -----------      -----------

FINANCING ACTIVITIES:
  Net Increase (Decrease) in Deposits                                                   430          (66,000)
  Repayment of FHLB Advances                                                     (2,645,554)      (2,226,599)
  Proceeds from FHLB Advances                                                     2,599,870        2,736,426
  Repayment of Reverse Repurchase Agreements & Other Borrowings                  (5,192,771)      (1,978,521)
  Proceeds from Reverse Repurchase Agreements & Other Borrowings                  5,218,471        2,304,004
  Net Increase (Decrease) in Advance Payments for Taxes and Insurance                 2,522           (3,876)
  Net Proceeds from Issuance of Capital Securities                                       --           97,700
  Cash Dividends to Common and Preferred Shareholders                               (10,143)          (7,710)
  Common Stock Repurchased                                                          (10,305)          (1,660)
  Exercise of Stock Options                                                           7,719            1,858
                                                                                -----------      -----------
     Net Cash (Used) Provided by Financing Activities                               (29,761)         855,622
                                                                                -----------      -----------
  Decrease in Cash and Cash Equivalents                                              (6,766)          (6,198)
  Cash and Cash Equivalents at Beginning of Period                                  151,322          131,567
                                                                                -----------      -----------
  Cash and Cash Equivalents at End of Period                                    $   144,556      $   125,369
                                                                                ===========      ===========

  SUPPLEMENTAL DISCLOSURES:
     Income Taxes Paid                                                              $25,386      $    14,825
     Interest Paid                                                                  192,405          147,511

  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Transfer of Loans to Foreclosed Properties                                      10,963           16,946


     See accompanying notes to condensed consolidated financial statements.

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results which may be expected for the year as a whole. On April 15, 1998, Webster acquired Eagle Financial Corp. ("Eagle") through a merger transaction. The transaction was accounted for as a pooling of interests, accordingly, the financial statements as of and for the periods prior to the Eagle transaction have been restated to reflect the combination. On June 1, 1998, Webster completed its acquisition of Damman Insurance Associates ("Damman"). The transaction was accounted for as a purchase and, therefore, periods prior to the merger date have not been restated. These financial statements should be read in conjunction with the restated financial statements and notes thereto included in the Current Report filed on Form 8-K on July 23, 1998. The consolidated financial statements include the accounts of Webster Financial Corporation ("Webster") and its subsidiaries.

NOTE 2 - SECURITIES

     Securities with fixed maturities that are classified as Held to Maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts over the estimated terms of the securities utilizing a method which approximates the level yield method. Securities that management intends to hold for indefinite periods of time (including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors) are classified as Available for Sale. All Equity Securities are classified as Available for Sale. Securities Available for Sale are carried at fair value with unrealized gains and losses net of taxes included in Other Comprehensive Income (See Note 4). Securities classified as Trading Securities are carried at fair value with unrealized gains and losses included in earnings. Gains and losses on the sales of securities are recorded using the specific identification method.

     A summary of securities follows (in thousands):

                                                     June 30, 1998                               December 31, 1997
                                  ------------------------------------------------  ----------------------------------------------
                                   Amortized      Gross Unrealized      Market       Amortized       Gross Unrealized     Market
                                      Cost        Gains      Losses      Value          Cost         Gains     Losses      Value
                                  -----------    --------  ---------   -----------  -----------    --------   ---------  -----------
TRADING SECURITIES:
Mortgage-Backed Securities        $    77,527(a) $     --  $      --   $    77,527  $    84,749(a) $     --   $      --  $    84,749
                                  -----------    --------  ---------   -----------  -----------    --------   ---------  -----------

AVAILABLE FOR SALE PORTFOLIO:
U.S. Treasury Notes                    14,022          50         (8)       14,064       19,522          37          (8)      19,551
U.S. Government Agency                 29,227         220         (4)       29,443       50,229         220         (24)      50,425
Municipal Bonds and Notes              14,687         379         --        15,066       14,685          --        (126)      14,559
Corporate Bonds and Notes               5,594          30       (200)        5,424       10,045          33        (227)       9,851
Equity Securities                     271,156      13,659     (1,149)      283,666      210,041      14,983      (1,049)     223,975
Mortgage-Backed Securities          2,898,056      37,954     (5,641)    2,930,369    2,737,522      36,307      (7,720)   2,766,109
Purchased Interest-Rate Contracts      18,354          --    (11,081)        7,273       15,079          --      (7,262)       7,817
                                  -----------    --------  ---------   -----------  -----------    --------   ---------  -----------
                                    3,251,096      52,292    (18,083)    3,285,305    3,057,123      51,580     (16,416)   3,092,287
                                  -----------    --------  ---------   -----------  -----------    --------   ---------  -----------

HELD TO MATURITY PORTFOLIO:
U.S. Treasury Notes                     2,457          14         --         2,471        2,447          28          --        2,475
U.S. Government Agency                 15,749          13         (9)       15,753       32,274          14         (65)      32,223
Municipal Bonds & Notes                12,500          58        (28)       12,530       12,500          93          (1)      12,592
Corporate Bonds and Notes              49,723         343       (120)       49,946        1,199           3          --        1,202
Money Market Preferred Stock               --          --         --            --        1,000          --          --        1,000
Mortgage-Backed Securities            293,763       2,728     (1,414)      295,077      362,817       2,533      (2,781)     362,569
                                  -----------    --------  ---------   -----------  -----------    --------   ---------  -----------
                                      374,192       3,156     (1,571)      375,777      412,237       2,671      (2,847)     412,061
                                  -----------    --------  ---------   -----------  -----------    --------   ---------  -----------

   Total                          $ 3,702,815    $ 55,448  $ (19,654)  $ 3,738,609  $ 3,554,109    $ 54,251   $ (19,263) $ 3,589,097
                                  ===========    ========  =========   ===========  ===========    ========   =========  ===========

(a)  Stated at fair market value.

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - NET INCOME PER SHARE

     Basic net income per share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per share is calculated by dividing adjusted net income by the weighted-average number of diluted common shares, including the effect of common stock equivalents. The common stock equivalents consist of common stock options and warrants. The weighted-average shares used in the calculation of net income per share have been adjusted to reflect the two-for-one stock split which was effective for shareholders of record as of April 6, 1998. The weighted-average number of shares used in the computation of basic net income per share for the three and six month periods ended June 30, 1998 was 38,020,449 and 37,923,320, respectively, and for the three and six month periods ended June 30, 1997 was 37,479,565 and 37,401,391, respectively. The weighted-average number of shares used in the computation of diluted earnings per share for the three and six month periods ended June 30, 1998 was 38,798,872 and 38,679,191, respectively, and for the three and six months ended June 30, 1997 was 38,734,838 and 38,361,483 respectively.

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

     The following table summarizes comprehensive income for the three and six month periods ended June 30, 1998 and 1997 (in thousands):

                                                                                Three Months                Six Months
                                                                                Ended June 30,             Ended June 30,
                                                                              1998          1997         1998          1997
                                                                            --------      --------     ---------     ---------
Net income                                                                  $  9,400      $ 16,769     $ 29,121      $ 16,466
Other comprehensive income, net of tax
     Unrealized gains (losses) on investments:
         Unrealized holding gains arising during period
              (net of income tax  expense of $1,837 and
              $3,595 for the three and six months ended June 30, 1998,
              respectively,  and $797 and $1,084 for the three and
              six months ended June 30, 1997, respectively)                    2,537         1,274        4,964         1,732

         Less reclassification adjustment for gains included in
              net income (net of income tax expense of $2,811 and
              $4,048 for the three and six months ended June 30, 1998,
              respectively,  and $115 and $176 for the three and
              six months ended June 30, 1997, respectively)                    3,882           184        5,590           281
                                                                            --------      --------     --------      --------
     Other comprehensive income (loss)                                        (1,345)        1,090         (626)        1,451
                                                                            --------      --------     --------      --------
     Comprehensive income                                                   $  8,055      $ 17,859     $ 28,495      $ 17,917
                                                                            ========      ========     ========      ========

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 5 - FORECLOSED PROPERTY EXPENSES AND PROVISIONS, NET

     Foreclosed property expenses and provisions, net are summarized as follows (in thousands):

                                                                            Three Months                  Six Months
                                                                            Ended June 30,              Ended June 30,
                                                                           1998        1997           1998         1997
                                                                          -----      -------          -----       ------
              Gain on Sale of Foreclosed Property, Net                     $(67)     $  (294)         $(407)      $ (442)
              Provision for Losses on Foreclosed Property                    37          120            245          278
              Rental Income                                                  (8)         (36)           (65)         (87)
              Foreclosed Property Expenses                                  191          884            786        1,752
                                                                          -----      -------          -----       ------
              Foreclosed Property Expenses and Provisions, Net            $ 153      $   674          $ 559       $1,501
                                                                          =====      =======          =====       ======


NOTE 6 - REVERSE REPURCHASE AGREEMENTS

     At June 30, 1998, Webster had short term borrowings through reverse repurchase agreements outstanding. Information concerning borrowings under reverse repurchase agreements is summarized below (dollars in thousands):

                                                                         WEIGHTED
     BALANCE AT                                   WEIGHTED                AVERAGE                   BOOK VALUE        MARKET VALUE
   JUNE 30, 1998             TERM               AVERAGE RATE           MATURITY DATE               OF COLLATERAL      OF COLLATERAL
   -------------             ----               ------------           -------------               -------------      -------------
    $895,952            1 to 12 months              5.79%              Less than 2 months            $951,126         $907,039

     The securities underlying the reverse repurchase agreements are all U.S. Agency collateral and have been delivered to the broker-dealers who arrange the transactions. Webster uses reverse repurchase agreements when the cost of such borrowings is less than other funding sources. The average balance and the maximum amount of outstanding reverse repurchase agreements at any month-end during the 1998 second quarter was $1.1 billion and $1.2 billion, respectively. The outstanding balance of reverse repurchase agreements at June 30, 1997 was $453.7 million.

NOTE 7 - SHAREHOLDERS' EQUITY

     On April 15, 1998, Webster acquired Eagle through a merger transaction accounted for as a pooling of interests. Prior to the acquisition, Eagle's fiscal year ended September 30. In recording this pooling of interests transaction, Eagle's financial statements as of and for the twelve months ended September 30, 1997, 1996 and 1995 were combined with Webster's financial statements as of and for the twelve months ended December 31, 1997, 1996 and 1995, respectively. Eagle's unaudited results of operations for the three months ended December 31, 1997 included net interest income of $15.7 million, income before taxes of $8.0 million and net income of $4.9 million. An adjustment of $4.9 million has been made to increase shareholders' equity as of June 30, 1998 to reflect Eagle's results of operations for the three months ended December 31, 1997.

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - ACQUISITION RELATED COSTS

     In connection with the acquisitions of DS Bancor, Inc. ("Derby") and People's Savings Financial Corp. ("People's"), that were completed on January 31, 1997 and July 31, 1997, respectively, Webster recorded approximately $27.1 million of merger-related charges, of which $19.9 million was recorded in the six month period ended June 30, 1997. Additionally, Webster recorded an increase of $7.1 million to the provision for loan losses related to the acquisitions of Derby and People's, of which $5.6 million was recorded in the six month period ended June 30, 1997, for conformity to Webster's credit policies. In connection with the acquisition of Sachem Trust National Association on August 1, 1997, Webster recorded costs that did not impact the statements of operations as that transaction was recorded as a purchase transaction.

     In connection with the acquisition of Eagle, that was completed on April 15, 1998, Webster recorded approximately $17.4 million of merger-related charges during the three month period ended June 30, 1998. Additionally, Webster recorded an increase of $1.5 million to the provision for loan losses related to the acquisitions of Eagle, which was recorded in the three and six month periods ended June 30, 1998, for conformity to Webster's credit policies. In connection with the acquisition of Damman on June 1, 1998, Webster recorded a liability for costs that did not impact the statements of operations as that transaction was recorded as a purchase transaction.

     The following table presents a summary of the merger-related accrued liabilities (in thousands):

                                                                     Derby            People's             Eagle
                                                                   --------           --------           --------
      Balance of acquisition-related accrued liabilities
          at December 31, 1996                                     $     --           $     --           $     --

      Additions:                                                     19,900              7,200                 --
      Payments/Writedowns:
      Compensation (severance and related costs)                     (6,700)            (1,400)                --
      Data processing contract termination                           (1,600)                --                 --
      Write down of fixed assets                                     (1,200)                --                 --
      Transaction costs (including investment bankers,
              attorneys and accountants)                             (2,200)            (1,300)                --

      Merger related and miscellaneous expenses                      (2,800)            (2,100)                --
                                                                   --------           --------           --------
      Balance of acquisition-related accrued liabilities
           at December 31, 1997                                       5,400              2,400                 --
                                                                   --------           --------           --------

      Additions:                                                         --                 --             17,400
      Payments/Writedowns:
      Compensation (severance and related costs)                         --               (100)            (6,700)
      Data processing contract termination                             (400)                --
      Transaction costs (including investment bankers,
              attorneys and accountants)                                 --                 --             (2,700)

      Merger related and miscellaneous expenses                        (100)              (200)            (2,800)
                                                                   --------           --------           --------
      Balance of acquisition-related accrued liabilities
           at June 30, 1998                                        $  4,900           $  2,100           $  5,200
                                                                   ========           ========           ========

     The remaining accrued liability of $12.2 million represents, for the most part, accruals for data processing contract termination costs payable over a future period and the estimated loss on sale of excess fixed assets due to consolidation of overlapping branch locations.

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement amends SFAS No. 52, "Foreign Currency Translation", and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". This statement supersedes SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 105, "Disclosure Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk", and SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments". SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Early adoption is permitted, however, retroactive application is prohibited. The Corporation has not yet determined the impact which the adoption will have on its financial position or results of operations.

     In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." This statement amends the disclosure requirements of Statements No. 87, "Employer's Accounting for
Pensions", No. 88 "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement standardizes the disclosure requirements of Statements No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. This statement addresses disclosure only and does not change any measurement or recognition provisions provided in previous statements. Disclosure requirements affecting amounts related to a company's results of operations should be provided for each period an income statement is presented and similarly, disclosure requirements affecting amounts related to a company's statement of financial position should be presented for each period a statement of financial condition is presented. This statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by Webster in connection with the 1998 annual financial statements. This statement will require additional disclosures, regarding pensions but it is not expected to have an impact on the Corporation's financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the method in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. This statement requires that public business enterprises report quantitative and qualitative information about its reportable segments, including profit or loss, certain specific revenue and expense items and segment assets. Webster plans to report segment information along its five business lines: consumer, business, mortgage banking, insurance and trust and investment management services. This statement also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to corresponding amounts in the Consolidated Financial Statements. This statement is effective for financial statements for periods beginning after December 15, 1997 and in the initial year of application, comparative information for earlier years is required. Comparative interim information is required in the year subsequent to adoption. This statement will be adopted in connection with the 1998 annual financial statements. This statement will require additional disclosures, regarding segments but it is not expected to have an impact on the Corporation's financial position or results of operations.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

GENERAL

     Webster Financial Corporation ("Webster"), through its subsidiary, Webster Bank (the "Bank"), delivers financial services to individuals, families and businesses located throughout Connecticut. Webster Bank is organized along five business lines: consumer, business, mortgage banking, insurance, and trust and investment management services, each supported by centralized administration and operations. The Corporation has grown significantly in recent years, primarily through a series of acquisitions which have expanded and strengthened its franchise.

CHANGES IN FINANCIAL CONDITION

     Total assets were $9.2 billion at June 30, 1998, an increase of $93.3 million from $9.1 billion at December 31, 1997. The change in total assets is due primarily to a net increase in securities of $147.8 million, offset by a decrease in loans receivable, net of $74.9 million and a decrease in interest-bearing deposits of $68.1 million. The increase in securities was funded, in part, by increases in deposits of $17.3 million and borrowings of $21.4 million.

     In June 1998, Webster completed the bulk sale of $20.6 million of nonaccrual residential assets, most of which had been associated with previous bank acquisitions. Also, in May 1998, the Bank sold its credit card portfolio, totaling $31.7 million, to First USA Bank with which an agency relationship was established.

     The Cash Surrender Value of Bank Owned Life Insurance increased to $102.7 million at June 30, 1998 from $12.8 million at December 31, 1997. The increase is due to the purchase of a single premium life insurance contract of which the Bank is the beneficiary. Total liabilities were $8.4 billion at June 30, 1998, unchanged from December 31, 1997.

     Shareholders' equity was $548.4 million at June 30, 1998 and $517.3 million at December 31, 1997. At June 30, 1998, the Bank had Tier 1 leveraged, Tier 1 risk-based, and total risk-based capital ratios of 6.33%, 13.40% and 14.65%, respectively. The Bank met the regulatory capital requirements to be categorized as a "well capitalized" institution at June 30, 1998.

     During the second quarter of 1998, Webster repurchased approximately 300,000 shares of Webster common stock related to the settlement of warrants to purchase 600,000 shares issued to Fleet Financial Group in 1996. The warrants were issued in connection with Webster's purchase of 20 former Shawmut Bank branches divested following the Fleet-Shawmut merger. The repurchase was accounted for as a reduction of shareholders' equity.

ASSET QUALITY

     Webster devotes significant attention to maintaining asset quality through conservative underwriting standards, active servicing of loans, aggressively managing nonperforming assets and maintaining adequate reserve coverage on nonaccrual assets. At June 30, 1998, residential and consumer loans comprised approximately 87% of the loan portfolio. All fixed income securities must have an investment rating in the top two rating categories by a major rating service at time of purchase.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     A breakdown of loans receivable, net by type as of June 30, 1998 and December 31, 1997 follows (in thousands):

                                                                           June 30, 1998          December 31, 1997
                                                                          --------------         ------------------
Residential Mortgage Loans                                                   $3,832,334                 $3,871,438
Commercial Real Estate Loans                                                    394,497                    386,837
Commercial Loans                                                                245,357                    243,302
Consumer Loans (Including Home Equity)                                          505,079                    556,134
                                                                             ----------                 ----------
     Total Loans                                                              4,977,267                  5,057,711
Allowance for Loan Losses                                                       (56,604)                   (62,141)
                                                                            -----------                 ----------
      Loans Receivable, Net                                                  $4,920,663                 $4,995,570
                                                                             ===========                ==========

     Included above at June 30, 1998 and December 31, 1997 were loans held for sale of $3.3 million and $3.5 million, respectively.

     The following table details the nonaccrual assets at June 30, 1998 and December 31, 1997 (in thousands):

                                                                           June 30, 1998           December 31, 1997
                                                                          --------------          ------------------
Loans Accounted For on a Nonaccrual Basis:
     Residential Real Estate                                                     $10,110                    $26,640
     Commercial                                                                   17,365                     12,229
     Consumer                                                                      2,204                      3,274
                                                                                 -------                    -------
        Total Nonaccrual Loans                                                    29,679                     42,143

Foreclosed Properties:
     Residential and Consumer                                                      5,342                      7,711
     Commercial                                                                    2,794                      4,513
                                                                                 -------                    -------
         Total Nonaccrual Assets                                                 $37,815                    $54,367
                                                                                 =======                    =======

     The net decrease in nonaccrual assets of $16.6 million at June 30, 1998 as compared to the December 31, 1997 balance is due primarily to the bulk sale of $20.6 million of nonaccrual residential assets, as well as payoffs, foreclosed property sales and charge-offs.

     At June 30, 1998, Webster's allowance for losses on loans of $56.6 million represented 190.7% of nonaccrual loans and its total allowances for losses on nonaccrual assets of $57.1 million amounted to 149.0% of nonaccrual assets. Included in the loan charge-offs for the six months ended June 30, 1998 were write-downs of $5.6 million related to the bulk sale of nonaccrual assets. A detail of the changes in the allowances for losses on loans and foreclosed property for the six months ended June 30, 1998 follows (in thousands):

                                                                                 Allowances For Losses On
                                                                -----------------------------------------------------
                                                                                Foreclosed              Total
                                                                Loans           Properties       Allowance for Losses
                                                                -----           ----------       --------------------
Balance at December 31, 1997                                  $ 62,141          $  1,222               $ 63,363
Provisions for Losses                                            3,800               245                  4,045
Losses Charged to Allowances                                   (10,830)           (1,141)               (11,971)
Recoveries Credited to Allowances                                1,513               106                  1,619
Fiscal Year Adjustment                                             (20)               66                     46
                                                              --------          --------               --------
Balance at June 30, 1998                                      $ 56,604          $    498               $ 57,102
                                                              ========          ========               ========

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

SEGREGATED ASSETS, NET

     Segregated Assets, Net consisted of all commercial real estate, commercial, and multi-family loans acquired from the Federal Deposit Insurance Corporation ("FDIC") in the First Constitution Bank ("First Constitution") acquisition. Segregated Assets were subject to a loss-sharing arrangement with the FDIC. The FDIC was required to reimburse the Bank quarterly for 80% of the total net charge-offs and certain related expenses on Segregated Assets through December 1997, with such reimbursement increasing to 95% (less recoveries in years six and seven) as to such charge-offs and expenses in excess of $49.2 million (with payment at the end of the seventh year as to such excess). Effective January 1, 1998, the balance of all remaining Segregated Assets, totaling $41.0 million, was transferred to the loan portfolio. During 1998 and 1999, the Bank is required to pay quarterly to the FDIC an amount equal to 80% of the recoveries during such years on Segregated Assets which were previously charged-off after deducting certain permitted expenses related to those assets. The Bank is entitled to retain 20% of such recoveries during the sixth and seventh years following the First Constitution acquisition and 100% thereafter.

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

     Interest rate caps, interest rate floors and interest rate swaps are entered into as hedges against future interest rate fluctuations. Webster does not trade in speculative interest rate contracts. Those agreements meeting the criteria for hedge accounting treatment are designated as hedges and are accounted for as such. If a contract is terminated, any unrecognized gain or loss is deferred and amortized as an adjustment to the yield of the related asset or liability over the remainder of the period that was being hedged. If the linked asset or liability is disposed of prior to the end of the period being managed, the related interest rate contract is marked to fair value, with any resulting gain or loss recognized in current period income as an adjustment to the gain or loss on the disposal of the related asset or liability. Interest income or expense associated with interest rate caps and swaps is recorded as a component of net interest income. Interest rate instruments that hedge available for sale securities are marked to fair value monthly with adjustments to shareholders' equity on a tax-effected basis.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     Webster's main sources of liquidity at the holding company level are dividends from the Bank and net proceeds from capital offerings and borrowings, while the main outflows are the payment of dividends to preferred and common stockholders, repurchases of Webster's common stock and the payment of interest to holders of Webster's 8 3/4% Senior Notes, Webster's 9.36% Capital Trust I Capital Securities and Eagle Financial Capital Trust I 10.00% Capital Securities. There are certain restrictions on the payment of dividends by the Bank to Webster. The Bank is required to maintain minimum levels of liquid assets as defined by regulations adopted by the Office of Thrift Supervision ("OTS"). This requirement, which may be varied by the OTS, is based upon a percentage of net withdrawable deposits and short-term borrowings. The required liquidity ratio as revised by the OTS is currently 4.00% and the Bank's liquidity ratio at June 30, 1998 exceeded the requirement. Webster Bank is also required by regulation to maintain sufficient liquidity to ensure safe and sound operations. Adequate liquidity as assessed by the OTS may vary from institution to institution depending on such factors as the institution's overall asset/liability structure, market conditions, competition and the requirements of the institution's deposit and loan customers. The OTS considers both an institution's adherence to the liquidity ratio requirement, as well as safety and soundness issues, in assessing whether an institution has sufficient liquidity.

     Webster Bank had mortgage commitments outstanding of $146.8 million, non-mortgage commitments of $28.2 million, unused home equity credit lines of $312.1 million and commercial lines and letters of credit of $196.7 million at June 30, 1998.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

      COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND
                                  JUNE 30, 1997

GENERAL

     Net income for the three month period ended June 30, 1998 was $22.6 million, or $0.58 per diluted share, adjusted for acquisition expenses, compared to $16.8 million or $.43 per diluted share for the same period in 1997. Net income for the six month period ended June 30, 1998 was $42.3 million, or $1.09 per diluted share, adjusted for acquisition expenses, compared to $31.5 million or $.82 per diluted share, adjusted for acquisition expenses, for the same period in 1997. Including the acquisition related after tax charges of $13.2 million related to Webster's acquisition of Eagle Financial Corp. ("Eagle") on April 15, 1998, Webster reported net income of $9.4 million or $0.24 per diluted share for the 1998 second quarter. Including the acquisition related after tax charges of $15.0 million related to Webster's acquisition of DS Bancor, Inc. ("Derby") on January 31, 1997, Webster reported net income of $16.5 million or $0.43 per diluted share for the first six months of 1997. Diluted earnings per share for the 1998 and 1997 periods have been adjusted to reflect a two-for-one stock split effective for shareholders of record on April 6, 1998.

NET INTEREST INCOME

     Net interest income for the three and six month periods ended June 30, 1998 amounted to $59.7 million and $123.0 million, respectively, compared to $62.8 million and $121.9 million for the respective periods in 1997. The increase in the six month period is primarily attributable to an increased volume of average interest-earning assets between the respective periods. The net interest rate spread for the three and six month periods ended June 30, 1998 was 2.48% and 2.59%, respectively, compared to 3.05% and 3.07% for the same periods in 1997. The decrease in interest rate spread for 1998, as compared to the same periods in 1997, reflects a higher cost of funds in addition to a decrease in the yield on interest-earning assets. The interest rate spread has been declining since the fourth quarter of 1997 due to a high level of repayments associated with mortgage loans and mortgage securities and a high relative wholesale borrowing cost due to the flattening of the yield curve.

INTEREST INCOME

     Interest income for the three and six months ended June 30, 1998 amounted to $159.6 million and $318.8 million, respectively, compared to $141.4 million and $273.1 million, respectively, for the comparable periods in 1997. The increases for both periods are due primarily to a higher volume of average interest-earning assets, which were $9.1 billion and $9.0 billion, respectively, for the 1998 periods and $7.7 billion and $7.4 billion, respectively, for the 1997 periods. The increases resulting from higher levels of interest-earning assets in the current periods were partially offset by lower yields on interest-earning assets. The yield on interest-earning assets for the three and six months ended June 30, 1998 was 7.00% and 7.10%, respectively, compared to 7.35% and 7.35%, respectively, for the same periods the previous year.

INTEREST EXPENSE

     Interest expense for the three and six months ended June 30, 1998 amounted to $100.0 million and $195.8 million, respectively, compared to $78.6 million and $151.2 million, respectively, for the same periods in 1997. This increase is due primarily to an increase in average borrowings, which were $3.0 billion and $2.8 billion, respectively, for the 1998 periods as compared to $1.6 billion and $1.3 billion, respectively, for the 1997 periods. The cost of interest-bearing liabilities increased to 4.52% and 4.51%, respectively, for the 1998 periods compared to 4.30% and 4.28%, respectively, for the same periods in 1997. Interest expense on borrowings for the three and six months ended June 30, 1998 amounted to $43.0 million and $82.1 million, respectively, as compared to $22.8 million and $38.6 million, respectively, for the same periods in 1997.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The following tables show the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned and paid by Webster.

THREE MONTHS ENDED JUNE 30,                                           1998                                   1997
---------------------------                                ---------------------------          ---------------------------
                                                           AVERAGE             AVERAGE           AVERAGE            AVERAGE
(DOLLARS IN THOUSANDS)                                     BALANCE   INTEREST    YIELD           BALANCE   INTEREST   YIELD
                                                           -------   --------    -----           -------   --------   -----
ASSETS:
INTEREST EARNING ASSETS:
Loans                                                   $4,953,184    $95,035    7.66%        $4,964,187    $96,552   7.77%
Securities                                               4,160,018     64,593    6.21          2,732,500     44,803   6.56
                                                        ----------    -------    ----         ----------    -------   ----
     TOTAL INTEREST EARNING ASSETS                       9,113,202    159,628    7.00          7,696,687    141,355   7.35
                                                                      -------                               -------
Noninterest Earning Assets                                 496,665                               339,704
                                                        ----------                            ----------
     TOTAL ASSETS                                       $9,609,867                            $8,036,391
                                                        ==========                            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST BEARING LIABILITIES:
Deposits                                                $5,789,534     57,018   3.93          $5,764,136     55,735   3.94
Borrowings                                               2,994,007     42,959   5.68           1,588,893     22,817   5.70
                                                        ----------    -------    ----         ----------    -------   ----
     TOTAL INTEREST BEARING LIABILITIES                  8,783,541     99,977   4.52           7,353,029     78,552   4.30
                                                        ----------    -------               ------------    -------
Noninterest Bearing Liabilities                             99,057                               106,361
                                                        ----------                            ----------
     TOTAL LIABILITIES                                   8,882,598                             7,459,390
Capital Securities and Preferred Stock of
  Subsidiary Corporation                                   199,577                               100,000
SHAREHOLDERS' EQUITY                                       527,692                               477,001
                                                        ----------                            ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $9,609,867                            $8,036,391
                                                        ==========                            ==========
NET INTEREST INCOME                                                   $59,651                               $62,803
                                                                      =======                               =======
INTEREST RATE SPREAD                                                             2.48%                                3.05%
                                                                                 =====                                =====
NET YIELD ON AVERAGE INTEREST EARNING ASSETS                                     2.64%                                3.27%
                                                                                 =====                                =====

--------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30,                                             1998                                   1997
---------------------------                                ---------------------------          ---------------------------
                                                           AVERAGE             AVERAGE           AVERAGE            AVERAGE
(DOLLARS IN THOUSANDS)                                     BALANCE   INTEREST    YIELD           BALANCE   INTEREST   YIELD
                                                           -------   --------    -----           -------   --------   -----
ASSETS:
INTEREST EARNING ASSETS:
Loans                                                   $4,766,579   $192,893    8.09%        $4,915,947   $190,434   7.75%
Securities                                               4,220,979    125,934    5.97          2,510,358     82,649   6.59
                                                        ----------   --------    ----         ----------   --------   ----
     TOTAL INTEREST EARNING ASSETS                       8,987,558    318,827    7.10          7,426,305    273,083   7.35
                                                                     --------                               -------
Noninterest Earning Assets                                 484,309                               349,243
                                                        ----------                            ----------
     TOTAL ASSETS                                       $9,471,867                            $7,775,548
                                                        ==========                            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST BEARING LIABILITIES:
Deposits                                                $5,796,915    113,693    3.91         $5,768,113    112,534   3.92
Borrowings                                               2,845,271     82,086    5.74          1,352,489     38,649   5.68
                                                        ----------   --------    ----         ----------   --------   ----
     TOTAL INTEREST BEARING LIABILITIES                  8,642,186    195,779    4.51          7,120,602    151,183   4.28
                                                        ----------   --------                 ----------    -------
Noninterest Bearing Liabilities                            137,185                                82,002
                                                        ----------                            ----------
     TOTAL LIABILITIES                                   8,779,371                             7,202,604
Capital Securities and Preferred Stock of
  Subsidiary Corporation                                   174,992                               100,000
SHAREHOLDERS' EQUITY                                       517,504                               472,944
                                                        ----------                            ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $9,471,867                            $7,775,548
                                                        ==========                            ==========
NET INTEREST INCOME                                                  $123,048                              $121,900
                                                                     ========                              ========
INTEREST RATE SPREAD                                                             2.59%                                3.07%
                                                                                 =====                                =====
NET YIELD ON AVERAGE INTEREST EARNING ASSETS                                     2.76%                                3.30%
                                                                                 =====                                =====

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES

     The provision for loan losses amounted to $1.9 million and $3.8 million for the three and six month periods ended June 30, 1998, respectively, compared to $3.3 million and $11.3 million for the respective periods in 1997. Included in the provision for the three and six month periods ended June 30, 1998 was a $1.5 million provision related to loans acquired in the Eagle Acquisition. Included in the provision for the six month period ended June 30, 1997 was a $5.6 million provision related to loans acquired in the Derby Acquisition. At June 30, 1998, the allowance for loan losses was $56.6 million and represented 190.7% of nonaccrual loans, compared to $63.4 million and 110.9%, respectively, a year earlier.

NONINTEREST INCOME

     Noninterest income for the three and six month periods ended June 30, 1998 amounted to $21.8 million and $37.1 million, respectively, compared to $9.7 million and $19.3 million, respectively, for the same periods in 1997. The increase is due primarily to an increase in the net gains on the sale of securities and loans, in addition to increased income from fees and service charges in the 1998 periods. There were $2.3 million and $2.6 million of net gains on sales of loans for the three and six months ended June 30, 1998, respectively, compared to $203,000 and $357,000, respectively, for the same periods in 1997. Included in the 1998 periods is the gain of $2.1 million on the sale of the credit card portfolio.

     There were $7.0 million and $10.1 million of net gains on sales of securities for the three and six months ended June 30, 1998, respectively, compared to $268,000 and $676,000, respectively, for the same periods in 1997. During the current three month period, the Bank sold approximately $350 million of securities, most of which were mortgage securities with relatively narrow spreads to wholesale funding. Fees and service charges increased to $9.6 million and $19.1 million, respectively, for the three and six months ended June 30, 1998 from $7.7 million and $15.0 million, respectively, for the same periods in 1997 due primarily to deposit related fees and charges.

NONINTEREST EXPENSES

     Noninterest expenses for the three and six months ended June 30, 1998 amounted to $62.8 million and $108.3 million, respectively, compared to $41.9 million and $104.0 million for the same respective periods in 1997. Included in noninterest expenses for the current three and six month periods are $17.4 million of acquisition expenses related to the Eagle acquisition. Included in noninterest expenses for the 1997 six month period are $19.9 million in acquisition expenses related to the Derby acquisition. Additionally, increases in salaries and employee benefits, furniture and equipment, intangible amortization, capital securities expense and dividends on preferred stock of the subsidiary corporation were offset by decreases in occupancy and foreclosed property expenses for the three and six month periods.

INCOME TAXES

     Total income tax expense for the three and six month periods ended June 30, 1998 amounted to $7.3 million and $19.0 million, respectively, compared to $10.5 million and $9.4 million, respectively, for the same periods in 1997. Income taxes for the three months ended June 30, 1998 decreased compared to the year earlier period due primarily to lower income before taxes as a result of the $18.9 million of acquisition related expenses recorded in connection with the Eagle Acquisition. Income taxes for the six months ended June 30, 1998 increased due to a higher level of income before taxes compared to the same period in 1997.

Webster Financial Corporation and Subsidiaries

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

     The following table details the estimated market value of Webster's financial assets at June 30, 1998 if interest rates instantaneously increase or decrease 100 basis points.

                                                         Book                 Market           Estimated Market Value Impact
                                                        Value                 Value              -100 BP            +100BP
                                                        -----                 -----              -------            ------
Interest-Sensitive Assets
     Trading                                       $    77,527           $    77,527          $      (221)     $      (577)
     Non-Trading                                     8,337,704             8,462,879              122,627         (156,485)
Interest-Sensitive Liabilities                       8,545,420             8,399,586             (123,784)         116,556


     The table above excludes earning assets that are not directly impacted by changes in interest rates. These assets include equity securities of $283.7 million (See Note 2 to Consolidated Financial Statements) and nonaccrual loans of $29.7 million (See "Asset Quality" within the MD&A). Values for mortgage servicing rights have been included in the table above as changes in interest rates affect the valuation of the servicing rights. Equity securities and nonaccrual assets not included in the above table are however, subject to fluctuations in market value based on other risks.

     Based on Webster's asset/liability mix at June 30, 1998, management's sensitivity analysis of the effects of changing interest rates estimates that an instantaneous 100 basis point increase in interest rates would decrease net interest income over the next twelve months by about 2.1% and an instantaneous 100 basis point decline in interest rates would decrease net interest income over the next twelve months by about 1.5%. The above estimated market values are subject to factors that could cause actual results to differ from such projections and estimates.

Webster Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS  - Not Applicable

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          (a)  Not Applicable

          (b)  Not Applicable

          (c) On June 1, 1998, Webster issued 274,609 shares of its common stock to the shareholders of Damman Associates, Inc. ("Damman") in connection with its acquisition of Damman. The acquisition was effected by the merger of Damman and a wholly owned subsidiary of Webster. The transaction was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) of the Securities Act, as it was a transaction by an issuer not involving any public offering.

          (d)  Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES  -  Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  Not Applicable

          (b)  Not Applicable

          (c)i.The following matters were voted upon and approved by the Registrant's shareholders at the special meeting of shareholders on April 2, 1998:

               (I) approval of the Agreement and Plan of Merger by and between Webster Financial Corporation and Eagle Financial Corp. (Proposal
               1); (ii) amendment to Webster's Restated Certificate of Incorporation to increase of the number of authorized shares of Webster's common stock from 30 million to 50 million (Proposal
               2). As to Proposal 1, shareholders cast 10,585,405 votes for, 56,879 against, 93,513 abstentions, and no broker non-votes. As to Proposal 2, shareholders cast 10,890,433 votes for, 1,182,355 against, 100,947 abstentions, and no broker non-votes.

          ii. The following matters were voted upon and approved by the Registrant's shareholders at the 1998 annual meeting on April 23, 1998:

               (I) re-election of three directors to serve a three year term (Proposal 1); (ii) amendment of the 1992 stock option plan
               (Proposal 2); (iii) approval of the material terms of the qualified performance-based compensation plan (Proposal 3); (iv) ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of Webster for the year ending December 31, 1998 (Proposal 4). As to Proposal 1, Joel S. Becker received 12,295,142 votes for election and 157,350 votes were withheld, Harry P. DiAdamo, Jr. received 12,317,178 votes for election and 135,313 votes were withheld and James C. Smith received 12,318,422 votes for election and 134,069 votes were withheld. There were no abstentions or broker non-votes for any of the nominees. Continuing directors include: Achille A. Apicella, O. Joseph Bizzozero, Jr., John J. Crawford, Robert A. Finkenzeller, Walter R. Griffin, J. Gregory Hickey, C. Michael Jacobi and Sister Marguerite Waite. As to Proposal 2, shareholders cast 9,279,854 votes for, 666,995 against, 167,181 abstentions, and no broker non- votes. As to Proposal 3, shareholders cast 11,673,935 votes for, 613,369 against, 165,181 abstentions, and no broker non-votes. As to Proposal 4, shareholders cast 12,364,098 votes for, 24,636 against, 63,754 abstentions, and no broker non-votes.

Webster Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------

          (d)  Not Applicable

Item 5.   OTHER INFORMATION

          5.1 On June 1, 1998, Webster completed its previously announced acquisition with Damman Insurance Associates, Inc.

          5.2 During June 1998, Webster's Board of Directors approved a 500,000 share common stock repurchase program.

          5.3 During June 1998, Webster repurchased approximately 300,000 shares of Webster common stock related to the settlement of warrants to purchase 600,000 shares issued to Fleet Financial Group in 1996.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit No. 10.1 Amendment No. 3 to the 1992 Stock Option Plan.

               Exhibit No. 10.2 Qualified  Performance-Based  Compensation  Plan
                                (incorporated herein by reference from Exhibit A to the Corporation's definitive proxy materials for the 1998 Annual Meeting of Shareholders).

               Exhibit No. 10.3 First  Amended and Restated  Directors  Retainer
                                Fees Plan.

               Exhibit No. 27 Financial Data Tables.

          (b)  Reports on Form 8-K

               Webster filed the following Current Report on Form 8-K with the Securities and Exchange Commission (the ("SEC") during the quarter ended June 30, 1998:

               Current Report on Form 8-K filed with the SEC on April 30, 1998 (announcing the completion of Webster's acquisition of Eagle and the amendment of the Restated Certificate of Incorporation and Bylaws of the Corporation).

Webster Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          WEBSTER FINANCIAL CORPORATION
                          -----------------------------
                                   Registrant



Date:    August 14, 1998                By:/s/ John V. Brennan
       -------------------                 --------------------
                                           John V. Brennan
                                           Executive Vice President
                                           Chief Financial Officer and Treasurer
                                           Principal Financial Officer
                                           Principal Accounting Officer

Webster Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------


                                  EXHIBIT INDEX

Exhibit No.    Description

10.1           Amendment No. 3 to the 1992 Stock Option Plan.

10.2           Qualified   Performance-Based   Compensation  Plan  (incorporated
               herein  by  reference   from  Exhibit  A  to  the   Corporation's
               definitive proxy materials for the 1998 Annual Meeting of Shareholders).

10.3           First Amended and Restated Directors Retainer Fees Plan.

27             Financial Data Tables.