Form 10-Q
period 1998-09-30
WEBSTER FINANCIAL CORP
filed 1998-11-13
CIK 801337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the period ending SEPTEMBER 30, 1998
                      -------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from     to

Commission File Number:   0-15213


                          WEBSTER FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                             06-1187536
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)



Webster  Plaza, Waterbury, Connecticut                                  06720
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

                                                                  [X] Yes [ ] No

     Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable date.

Common Stock (par value $ .01)                      37,876,994 SHARES
------------------------------       -------------------------------------------
           (Class)                   Issued and Outstanding at November 1, 1998

 Webster Financial Corporation and Subsidiaries

                                      INDEX

                                                                                                               PAGE NO.
PART I - FINANCIAL INFORMATION

     Consolidated Statements of Condition at September 30, 1998 and December 31, 1997                             3

     Consolidated Statements of Operations for the Three and Nine Months Ended
     September 30, 1998 and 1997                                                                                  4

     Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997                  5

     Condensed Notes to Consolidated Financial Statements                                                         6

     Management's Discussion and Analysis of Consolidated  Financial Statements                                  13

     Quantitative and Qualitative Disclosures about Market Risk                                                  20

     Forward Looking Statements                                                                                  20

     Year 2000 Impact                                                                                            21


PART II - OTHER INFORMATION                                                                                      24

SIGNATURES                                                                                                       25

EXHIBIT INDEX                                                                                                    26

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in Thousands, Except Share Data)

------------------------------------------------------------------------------------------------------------------------
                                                                                    SEPTEMBER 30,       DECEMBER 31,
ASSETS                                                                                  1998               1997
                                                                                   --------------    ----------------
                                                                                     (unaudited)
Cash and Due from Depository Institutions                                           $   127,795        $   151,322
Interest-bearing Deposits                                                                 8,728             77,104
Securities: (Note 2)
   Trading at Fair Value                                                                 97,849             84,749
   Available for Sale, at Fair Value                                                  3,150,556          3,092,287
   Held to Maturity, (Market Value: $444,726 in 1998;
        $412,061 in 1997)                                                               439,836            412,237
Loans Receivable, Net                                                                 4,931,885          4,995,570
Accrued Interest Receivable                                                              55,863             52,658
Premises and Equipment, Net                                                              79,372             71,887
Foreclosed Properties, Net                                                                6,153             12,224
Intangible Assets                                                                        81,037             78,493
Cash Surrender Value of Bank Owned Life Insurance                                       139,146             12,750
Prepaid Expenses and Other Assets                                                        45,466             54,606
                                                                                    -----------        -----------
   TOTAL ASSETS                                                                     $ 9,163,686        $ 9,095,887
                                                                                    ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                            $ 5,621,371        $ 5,719,030
Federal Home Loan Bank Advances                                                       1,607,322          1,516,634
Reverse Repurchase Agreements and Other Borrowings (Note 6)                           1,046,804          1,032,963
Advance Payments by Borrowers for Taxes and Insurance                                    17,271             30,570
Accrued Expenses and Other Liabilities                                                  105,425             84,851
                                                                                    -----------        -----------
   Total Liabilities                                                                  8,398,193          8,384,048
                                                                                    -----------        -----------

Corporation-Obligated Mandatorily Redeemable Capital
   Securities of Subsidiary Trust                                                       150,000            145,000
Preferred Stock of Subsidiary Corporation                                                49,577             49,577

SHAREHOLDERS' EQUITY
Common Stock, $.01 par value:
   Authorized - 50,000,000 shares;
   Issued - 38,353,424 shares at September 30, 1998 and
        37,574,176 shares at December 31, 1997                                              384                376
Paid-in Capital                                                                         247,709            241,552
Retained Earnings (Note 7)                                                              297,697            257,954
Less Treasury Stock at cost, 410,030 shares at September 30, 1998
   and 45,916 shares at December 31, 1997                                               (11,567)            (1,116)
Less Employee Stock Ownership Plan Shares Purchased with Debt                            (1,340)            (1,971)
Accumulated Other Comprehensive Income                                                   33,033             20,467
                                                                                    -----------        -----------
   Total Shareholders' Equity                                                           565,916            517,262
                                                                                    -----------        -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 9,163,686        $ 9,095,887
                                                                                    ===========        ===========

See accompanying notes to condensed consolidated financial statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share Data)

                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                                       1998         1997            1998           1997
                                                                     ------      ---------        --------       --------
                                                                          (unaudited)                    (unaudited)
INTEREST INCOME:
 Loans                                                              $ 95,056       $ 97,957       $287,949       $288,469
 Securities and Interest-bearing Deposits                             57,227         52,551        183,161        135,201
                                                                    --------       --------       --------       --------
   Total Interest Income                                             152,283        150,508        471,110        423,670
                                                                    --------       --------       --------       --------

INTEREST EXPENSE:
Interest on Deposits                                                  55,465         55,614        169,158        168,148
Interest on Borrowings                                                37,175         29,830        119,261         68,479
                                                                    --------       --------       --------       --------
   Total Interest Expense                                             92,640         85,444        288,419        236,627
                                                                    --------       --------       --------       --------

NET INTEREST INCOME                                                   59,643         65,064        182,691        187,043
Provision for Loan Losses                                              1,500         10,828          5,300         22,138
                                                                    --------       --------       --------       --------
Net Interest Income After Provision for Loan Losses                   58,143         54,236        177,391        164,905
                                                                    --------       --------       --------       --------

NONINTEREST INCOME:
Fees and Service Charges                                              12,039          8,343         31,104         23,373
Gain on Sale of Loans and Loan Servicing, Net                            235            194          2,800            551
Gain on Sale of Securities, Net                                        1,143          1,169         11,269          1,845
Other Noninterest Income                                               2,977          1,189          8,357          4,308
                                                                    --------       --------       --------       --------
   Total Noninterest Income                                           16,394         10,895         53,530         30,077
                                                                    --------       --------       --------       --------

NONINTEREST EXPENSES:
Salaries and Employee Benefits                                        19,640         19,572         58,396         57,741
Occupancy Expense of Premises                                          4,251          4,174         12,018         12,184
Furniture and Equipment Expenses                                       4,352          3,321         12,990         10,231
Foreclosed Property Expenses and Provisions, Net (Note 5)                  8          1,902            567          3,403
Intangible Amortization                                                2,512          2,304          7,174          6,950
Marketing Expenses                                                     1,837          2,187          5,866          5,802
Acquisition Related Expenses (Note 8)                                     --          9,934         17,400         29,792
Capital Securities Expense                                             3,692          3,660         11,046          7,706
Dividends on Preferred Stock of Subsidiary Corporation                 1,037             --          3,113             --
Other Operating Expenses                                               8,651          8,316         25,721         25,518
                                                                    --------       --------       --------       --------
   Total Noninterest Expenses                                         45,980         55,370        154,291        159,327
                                                                    --------       --------       --------       --------

Income Before Income Taxes                                            28,557          9,761         76,630         35,655
Income Tax Expense                                                     8,474          4,386         27,426         13,814
                                                                    --------       --------       --------       --------

NET INCOME                                                          $ 20,083       $  5,375       $ 49,204       $ 21,841
                                                                    ========       ========       ========       ========

Net Income Per Common Share:
   Basic                                                            $   0.53       $   0.14       $   1.30       $   0.58
   Diluted                                                          $   0.52       $   0.14       $   1.27       $   0.56

Dividends Declared Per Common Share                                 $   0.11       $   0.10       $   0.32       $   0.30

See accompanying notes to condensed consolidated financial statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars In Thousands)

                                                                             NINE MONTHS ENDED  SEPTEMBER 30,
                                                                                1998                  1997
                                                                            ------------          ------------
OPERATING ACTIVITIES:
Net Income                                                                  $     49,204          $     21,841
Adjustments to Reconcile Net Income to Net
  Cash Provided (Used) by Operating Activities:
   Provision for Loan Losses                                                       5,300                22,138
   Provision for Foreclosed Property Losses                                          285                 1,328
   Provision for Depreciation and Amortization                                     9,334                 8,346
   Amortization of Securities Premiums, Net                                        2,540                (1,029)
   Amortization of Hedging Costs, Net                                              3,485                 2,273
   Amortization and Write-down of  Intangibles                                     7,174                 6,950
   Amortization of Mortgage Servicing Rights                                       1,388                   473
   Gain on Sale of Deposits                                                           --                  (546)
   Loss on Sale of Premises & Equipment                                               --                   912
   Gains on Sale of  Foreclosed Properties, Net                                     (678)                 (787)
   Loans and Securities Gains, Net                                               (15,343)               (2,107)
   (Loss) Gains on Trading Securities, Net                                         1,274                  (289)
   Decrease (Increase) in Trading Securities                                      10,803               (32,447)
   Loans Originated for Sale                                                     (26,097)              (43,358)
   Sale of Loans, Originated for Sale                                            106,107                43,893
   Increase in Interest Receivable                                                (2,960)               (5,045)
   Increase in Interest Payable                                                    3,263                10,947
   (Decrease) Increase in Accrued Expenses and Other Liabilities, Net            (48,703)               13,524
   Increase in Cash Surrender Value of Bank Owned Life Insurance                  (3,396)                   --
   Increase in Prepaid Expenses and Other Assets, Net                               (607)               (6,715)
   Pooling Adjustments, Net                                                        7,860                    --
                                                                            ------------          ------------
      Net Cash Provided by Operating Activities                                  110,233                40,302
                                                                            ------------          ------------

INVESTING ACTIVITIES:
  Purchases of Securities, Available for Sale                                 (1,892,632)           (1,711,921)
  Purchases of Securities, Held to Maturity                                     (151,988)              (16,713)
  Maturities of Securities                                                       117,683               139,194
  Proceeds from Sale of Securities, Available for Sale                         1,142,403               137,189
  Purchases of Bank Owned Life Insurance                                        (123,000)                   --
  Net Decrease (Increase) in Interest-bearing Deposits                            65,941               (96,757)
  Purchase of Loans                                                              (66,173)             (120,078)
  Net Decrease (Increase) in Loans                                                35,432               (12,483)
  Proceeds from Sale of Foreclosed Properties                                     10,937                18,845
  Principal Collected on Mortgage-backed Securities                              842,653               248,634
  Purchases of Premises and Equipment, Net                                       (16,395)               (7,664)
                                                                            ------------          ------------
     Net Cash Used by Investing Activities                                       (35,139)           (1,421,754)
                                                                            ------------          ------------

FINANCING ACTIVITIES:
  Net Decrease in Deposits                                                      (114,573)             (174,696)
  Repayment of FHLB Advances                                                  (3,568,579)           (4,025,440)
  Proceeds from FHLB Advances                                                  3,616,970             4,696,989
  Repayment of Reverse Repurchase Agreements & Other Borrowings              (11,079,560)           (3,211,095)
  Proceeds from Reverse Repurchase Agreements & Other Borrowings              11,094,745             4,004,754
  Net Decrease in Advance Payments for Taxes and Insurance                       (19,111)              (13,564)
  Net Proceeds from Issuance of Capital Securities                                    --               141,558
  Cash Dividends to Common and Preferred Shareholders                            (14,358)              (11,587)
  Common Stock Repurchased                                                       (22,583)               (6,020)
  Exercise of Stock Options                                                        8,428                 3,149
                                                                            ------------          ------------
     Net Cash (Used) Provided by Financing Activities                            (98,621)            1,404,048
                                                                            ------------          ------------
  (Decrease) Increase in Cash and Cash Equivalents                               (23,527)               22,596
  Cash and Cash Equivalents at Beginning of Period                               151,322               131,567
                                                                            ------------          ------------
  Cash and Cash Equivalents at End of Period                                $    127,795          $    154,163
                                                                            ============          ============

  SUPPLEMENTAL DISCLOSURES:
     Income Taxes Paid                                                      $     30,447          $     20,862
     Interest Paid                                                               284,266               225,028

  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Transfer of Loans to Foreclosed Properties                                   12,750                24,496
     Transfer of Securities from HTM to AFS                                           --               109,329

See accompanying notes to condensed consolidated financial statements.

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results which may be expected for the year as a whole. The accompanying consolidated financial statements have been adjusted to reflect a two-for-one stock split, effected in the form of a stock dividend, effective for shareholders of record as of April 6, 1998.

     On April 15, 1998, Webster acquired Eagle Financial Corp. ("Eagle") through a merger transaction. The transaction was accounted for as a pooling of interests. Accordingly, the financial statements as of and for the periods prior to the Eagle transaction have been restated to reflect the combination. On September 1, 1998, Webster completed its acquisition of Damman Insurance Associates ("Damman"). The transaction was accounted for as a purchase and, therefore, periods prior to the merger date have not been restated. These financial statements should be read in conjunction with the restated financial statements and notes thereto included in the Current Report filed on Form 8-K on July 23, 1998. The consolidated financial statements include the accounts of Webster Financial Corporation ("Webster") and its subsidiaries.

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

     On June 30, 1997, securities with a book value of approximately $109.3 million were transferred from held to maturity to available for sale. The transfer resulted in an unrealized gain of approximately $299,000, which is net of income tax expense of approximately $200,000, being recorded as an increase to shareholders' equity. The securities were transferred due to a change in intent with respect to holding the securities to maturity precipitated by changes in the balance sheet following Eagle's merger with MidConn.

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

     A summary of securities follows (in thousands):

                                                       September 30, 1998
                                    ------------------------------------------------------
                                      Amortized        Gross     Unrealized     Market
                                         Cost          Gains       Losses        Value
                                    --------------   --------    ---------    -----------
TRADING SECURITIES:
Mortgage-Backed Securities          $    97,849(a)   $     --    $      --    $    97,849
                                    -----------      --------    ---------    -----------

AVAILABLE FOR SALE PORTFOLIO:
U.S. Treasury Notes                      13,518           172           --         13,690
U.S. Government Agency                   21,500           379           --         21,879
Municipal Bonds and Notes                14,687           604           --         15,291
Corporate Bonds and Notes                 5,327            54         (200)         5,181
Equity Securities                       286,053         6,512       (6,773)       285,792
Mortgage-Backed Securities            2,735,348        62,480       (3,667)     2,794,161
Purchased Interest-Rate Contracts        17,170            --       (2,608)        14,562
                                    -----------      --------    ---------    -----------
                                      3,093,603        70,201      (13,248)     3,150,556
                                    -----------      --------    ---------    -----------

HELD TO MATURITY PORTFOLIO:
U.S. Treasury Notes                       2,450            20           --          2,470
U.S. Government Agency                   15,499            19           --         15,518
Municipal Bonds & Notes                  12,500           617           --         13,117
Corporate Bonds and Notes               151,546         1,457         (742)       152,261
Money Market Preferred Stock                 --            --           --             --
Mortgage-Backed Securities              257,841         4,121         (602)       261,360
                                    -----------      --------    ---------    -----------
                                        439,836         6,234       (1,344)       444,726
                                    -----------      --------    ---------    -----------

   Total                            $ 3,631,288      $ 76,435    $ (14,592)   $ 3,693,131
                                    ===========      ========    =========    ===========
                                                       December 31, 1997
                                    ------------------------------------------------------
                                      Amortized        Gross     Unrealized      Market
                                         Cost          Gains       Losses         Value
                                    --------------   --------    ---------    -----------
TRADING SECURITIES:                 $    84,749(a)   $     --    $      --    $    84,749
Mortgage-Backed Securities          -----------      --------    ---------    -----------


AVAILABLE FOR SALE PORTFOLIO:            19,522            37           (8)        19,551
U.S. Treasury Notes                      50,229           220          (24)        50,425
U.S. Government Agency                   14,685            --         (126)        14,559
Municipal Bonds and Notes                10,045            33         (227)         9,851
Corporate Bonds and Notes               210,041        14,983       (1,049)       223,975
Equity Securities                     2,737,522        36,307       (7,720)     2,766,109
Mortgage-Backed Securities               15,079            --       (7,262)         7,817
Purchased Interest-Rate Contracts   -----------      --------    ---------    -----------
                                      3,057,123        51,580      (16,416)     3,092,287
                                    -----------      --------    ---------    -----------


HELD TO MATURITY PORTFOLIO:               2,447            28           --          2,475
U.S. Treasury Notes                      32,274            14          (65)        32,223
U.S. Government Agency                   12,500            93           (1)        12,592
Municipal Bonds & Notes                   1,199             3           --          1,202
Corporate Bonds and Notes                 1,000            --           --          1,000
Money Market Preferred Stock            362,817         2,533       (2,781)       362,569
Mortgage-Backed Securities          -----------      --------    ---------    -----------
                                        412,237         2,671       (2,847)       412,061
                                    -----------      --------    ---------    -----------

                                    $ 3,554,109      $ 54,251    $ (19,263)   $ 3,589,097
   Total                            ===========      ========    =========    ===========


(a)  Stated at fair market value.

NOTE 3 - NET INCOME PER SHARE

     Basic net income per share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per share is calculated by dividing adjusted net income by the weighted-average number of diluted common shares, including the effect of common stock equivalents. The common stock equivalents consist of common stock options and warrants. The weighted-average shares used in the calculation of net income per share have been adjusted to reflect the two-for-one stock split which was effective for shareholders of record as of April 6, 1998. The weighted-average number of shares used in the computation of basic net income per share for the three and nine month periods ended September 30, 1998 was 38,011,104 and 37,952,903, respectively, and for the three and nine month periods ended September 30, 1997 was 37,526,042 and 37,443,160, respectively. The weighted-average number of shares used in the computation of diluted earnings per share for the three and nine month periods ended September 30, 1998 was 38,663,761 and 38,650,302, respectively, and for the three and nine months ended September 30, 1997 was 38,844,339 and 37,697,620 respectively.

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

     The following table summarizes comprehensive income for the three and nine month periods ended September 30, 1998 and 1997 (in thousands):

                                                                                          Three Months               Nine Months
                                                                                       Ended September 30,       Ended September 30,
                                                                                        1998         1997         1998        1997
                                                                                      -------      -------      -------      -------

Net income                                                                            $20,083      $ 5,375      $49,204      $21,841
Other comprehensive income, net of tax
     Unrealized gains on investments:
         Unrealized holding gains arising during period
              (net of income tax  expense of $10,511  and  $14,106 for the three and nine months ended September 30, 1998, respectively, and $8,519 and $9,603 for the three and
              nine months ended September 30, 1997, respectively)                      14,515       13,609       19,480       15,341
         Less reclassification adjustment for gains included in
              net income  (net of income tax  expense of $959 and $5,007 for the three and nine months ended September 30, 1998, respectively,  and
              $273 and $449 for the three and
              nine months ended September 30, 1997, respectively)                       1,324          437        6,914          718
                                                                                      -------      -------      -------      -------
     Other comprehensive income                                                        13,191       13,172       12,566       14,623
                                                                                      -------      -------      -------      -------
     Comprehensive income                                                             $33,274      $18,547      $61,770      $36,464
                                                                                      =======      =======      =======      =======


NOTE 5 - FORECLOSED PROPERTY EXPENSES AND PROVISIONS, NET

     Foreclosed property expenses and provisions, net are summarized as follows (in thousands):

                                                                              Three Months                        Nine Months
                                                                           Ended September 30,                Ended September 30,
                                                                         ------------------------          -------------------------
                                                                           1998             1997             1998             1997
                                                                         -------          -------          -------          -------
Gain on Sale of Foreclosed Property, Net                                 $  (271)         $  (343)         $  (678)         $  (787)
Provision for Losses on Foreclosed Property                                   40            1,050              285            1,328
Rental Income                                                                (40)             (56)            (105)            (142)
Foreclosed Property Expenses                                                 279            1,251            1,065            3,004
                                                                         -------          -------          -------          -------
Foreclosed Property Expenses and Provisions, Net                         $     8          $ 1,902          $   567          $ 3,403
                                                                         =======          =======          =======          =======

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - REVERSE REPURCHASE AGREEMENTS

     At September 30, 1998, Webster had short term borrowings through reverse repurchase agreements outstanding. Information concerning borrowings under reverse repurchase agreements is summarized below (dollars in thousands):

                                                                WEIGHTED
    BALANCE AT                               WEIGHTED            AVERAGE              BOOK VALUE          MARKET VALUE
SEPTEMBER 30, 1998           TERM          AVERAGE RATE       MATURITY DATE         OF COLLATERAL         OF COLLATERAL
------------------           ----          ------------       -------------         -------------         -------------
        $860,841        1 to 11 months        5.75%        Less than 2 months         $933,658               $862,727

     The securities underlying the reverse repurchase agreements are all U.S. Agency collateral and have been delivered to the broker-dealers who arrange the transactions. Webster uses reverse repurchase agreements when the cost of such borrowings is less than other funding sources. The average balance and the maximum amount of outstanding reverse repurchase agreements at any month-end during the 1998 third quarter was $896.1 million and $941.3 million, respectively. The outstanding balance of reverse repurchase agreements at September 30, 1997 was $677.3 million.

NOTE 7 - SHAREHOLDERS' EQUITY

     On April 15, 1998, Webster acquired Eagle through a merger transaction accounted for as a pooling of interests. Prior to the acquisition, Eagle's fiscal year ended September 30. In recording this pooling of interests transaction, Eagle's financial statements as of and for the twelve months ended September 30, 1997, 1996 and 1995 were combined with Webster's financial statements as of and for the twelve months ended December 31, 1997, 1996 and 1995, respectively. Eagle's unaudited results of operations for the three months ended December 31, 1997 included net interest income of $15.7 million, income before taxes of $8.0 million and net income of $4.9 million. An adjustment of $4.9 million has been made to increase shareholders' equity as of June 30, 1998 to reflect Eagle's results of operations for the three months ended December 31, 1997. As a result, Webster's financial statements for 1998 include Eagle's results of operations from January 1, 1998 through the merger date.

NOTE 8 - ACQUISITION RELATED COSTS

     In connection with the acquisition of Eagle, that was completed on April 15, 1998, Webster recorded approximately $17.4 million of merger-related charges during the nine month period ended September 30, 1998. Additionally, Webster recorded an increase of $1.5 million to the provision for loan losses related to the acquisition of Eagle, which was recorded in the nine month period ended September 30, 1998, for conformity to Webster's credit policies. In connection with the acquisition of Damman on June 1, 1998, Webster recorded a liability of $1.0 million for costs that did not impact the statements of operations as that transaction was recorded as a purchase transaction. As of September 30, 1998, approximately $783,000 of the liability remains.

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - ACQUISITION RELATED COSTS (Continued)

     In connection with the acquisitions of DS Bancor, Inc. ("Derby") and People's Savings Financial Corp. ("People's"), that were completed on January 31, 1997 and July 31, 1997, respectively, and Eagle's acquisition of MidConn Bank ("MidConn"), which was completed on May 31, 1997, Webster recorded approximately $29.8 million of merger-related charges in the nine month period ended September 30, 1997, of which $9.9 million was recorded in the three month period ended September 30, 1997. Additionally, Webster recorded an increase of $9.8 million to the provision for loan losses related to the acquisitions of Derby, People's and MidConn in the nine month period ended September 30, 1997, of which $4.2 million was recorded in the three month period ended September 30, 1997, for conformity to Webster's credit policies. There are no further merger related accrued liabilities related to MidConn. In connection with the acquisition of Sachem Trust National Association on August 1, 1997, Webster recorded a liability of $1.1 million for costs that did not impact the statements of operations as that transaction was recorded as a purchase transaction. As of September 30, 1998, approximately $572,000 of the liability remains.

         The following table presents a summary of the merger-related accrued liabilities (in thousands):

                                                                                           Derby           People's           Eagle
                                                                                         --------         --------         --------
                  Balance of acquisition-related accrued liabilities
                      at December 31, 1996                                               $     --         $     --         $     --
                  Additions:                                                               19,900            7,200               --
                  Payments/Writedowns:
                  Compensation (severance and related costs)                               (6,700)          (1,400)              --
                  Data processing contract termination                                     (1,600)              --               --
                  Write down of fixed assets                                               (1,200)              --               --
                  Transaction costs (including investment bankers,
                      attorneys and accountants)                                           (2,200)          (1,300)              --
                  Merger related and miscellaneous expenses                                (2,800)          (2,100)              --
                                                                                         --------         --------         --------
                  Balance of acquisition-related accrued liabilities
                       at December 31, 1997                                                 5,400            2,400               --
                                                                                         --------         --------         --------
                  Additions:                                                                   --               --           17,400
                  Payments/Writedowns:
                  Compensation (severance and related costs)                                   --             (100)          (7,800)
                  Data processing contract termination                                       (500)              --
                  Transaction costs (including investment bankers,
                      attorneys and accountants)                                               --               --           (4,100)
                  Merger related and miscellaneous expenses                                  (100)            (400)          (3,600)
                                                                                         --------         --------         --------
                  Balance of acquisition-related accrued liabilities
                       at September 30, 1998                                             $  4,800         $  1,900         $  1,900
                                                                                         ========         ========         ========

     The remaining accrued liability of $8.6 million represents, for the most part, accruals for data processing contract termination costs payable over a future period and the estimated loss on sale of excess fixed assets due to consolidation of overlapping branch locations.

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement amends SFAS No. 52, "Foreign Currency Translation", and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". This statement supersedes SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 105, "Disclosure Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk", and SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments". SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated a new and documented pursuant to the provisions of this statement. Early adoption is permitted, however, retroactive application is prohibited. The Corporation has not yet determined the impact which the adoption will have on its financial position or results of operations.

     In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." This statement amends the disclosure  requirements  of  Statements  No.  87,  "Employer's  Accounting  for
Pensions", No. 88 "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement standardizes the disclosure requirements of Statements No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. This statement addresses disclosure only and does not change any measurement or recognition provisions provided in previous statements. Disclosure requirements affecting amounts related to a company's results of operations should be provided for each period an income statement is presented and similarly, disclosure requirements affecting amounts related to a company's statement of financial position should be presented for each period a statement of financial condition is presented. This statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by Webster in connection with the 1998 annual financial statements. This statement will require additional disclosures regarding pensions but it is not expected to have an impact on the Corporation's financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the method in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. This statement requires that public business enterprises report quantitative and qualitative information about its reportable segments, including profit or loss, certain specific revenue and expense items and segment assets. Webster plans to report segment information along its five business lines: consumer, business, mortgage banking, insurance and trust and investment management services. This statement also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to corresponding amounts in the Consolidated Financial Statements. This statement is effective for financial statements for periods beginning after December 15, 1997 and in the initial year of application, comparative information for earlier years is required. Comparative interim information is required in the year subsequent to adoption. This statement will be adopted in connection with the 1998 annual financial statements. This statement will require additional disclosures regarding segments but it is not expected to have an impact on the Corporation's financial position or results of operations.

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - SUBSEQUENT EVENTS

     On November 4, 1998, Webster announced a definitive agreement to acquire Maritime Bank & Trust ("Maritime"), headquartered in Essex, Connecticut for $26.67 per share in a tax-free, stock-for-stock exchange. At the time of the announcement, Maritime had approximately $100 million in total assets, $90 million in deposits and three branches.

     On November 11, 1998, Webster announced a definitive agreement to acquire Village Bancorp ("Village"), the holding company for Village Bank & Trust, headquartered in Ridgefield, Connecticut for $23.57 per share in a tax-free, stock-for-stock exchange. At the time of the announcement, Maritime had approximately $230 million in total assets, $152 million in deposits and six branches.

     Subsequent to the acquisitions, Webster will have approximately $9.5 billion in total assets and more than 100 banking offices, three commercial banking centers and more than 174 ATMs. The definitive agreements have been approved by each companies' board of directors and are subject to the approval of Maritime's and Village's shareholders and the appropriate regulatory agencies. Webster expects both transactions to close during the first quarter of 1999.

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


CHANGES IN FINANCIAL CONDITION

     Total assets were $9.2 billion at September 30, 1998, an increase of $67.8 million from $9.1 billion at December 31, 1997. The change in total assets is due primarily to a net increase in securities of $99.0 million and an increase in the Cash Surrender Value of Bank Owned Life Insurance of $126.4 million, offset by a decrease in loans receivable, net of $63.7 million and a decrease in interest-bearing deposits of $68.4 million. The increases in assets were funded, in part, by an increase in borrowings of $104.5 million offset by a decrease in deposits of $97.7 million.

     In June 1998, Webster completed the bulk sale of $20.6 million of nonaccrual residential assets, most of which had been associated with previous bank acquisitions. Also, in May 1998, the Bank sold its credit card portfolio, totaling $31.7 million, to First USA Bank with which an agency relationship was established.

     The Cash Surrender Value of Bank Owned Life Insurance increased to $139.1 million at September 30, 1998 from $12.8 million at December 31, 1997. The increase is due to additional funding of the Bank Owned Life Insurance program. Total liabilities were $8.4 billion at September 30, 1998, unchanged from December 31, 1997.

     Shareholders' equity was $565.9 million at September 30, 1998 and $517.3 million at December 31, 1997. At September 30, 1998, the Bank had Tier 1 leveraged, Tier 1 risk-based, and total risk-based capital ratios of 6.41%, 13.03% and 14.28%, respectively. The Bank met the regulatory capital requirements to be categorized as a "well capitalized" institution at September 30, 1998.

     During the third quarter of 1998, Webster repurchased 433,600 shares of Webster common stock under the repurchase plan announced in June 1998.


ASSET QUALITY

     Webster devotes significant attention to maintaining asset quality through conservative underwriting standards, active servicing of loans, aggressively managing nonperforming assets and maintaining adequate reserve coverage on nonaccrual assets. At September 30, 1998, residential and consumer loans comprised approximately 86% of the loan portfolio. All fixed income securities must have an investment rating in the top two rating categories by a major rating service at time of purchase.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     A breakdown of loans receivable, net by type as of September 30, 1998 and December 31, 1997 follows (in thousands):

                                                                         September 30, 1998         December 31, 1997
                                                                         ------------------         -----------------
Residential Mortgage Loans                                                   $3,793,405                 $3,871,438
Commercial Real Estate Loans                                                    386,138                    386,837
Commercial Loans                                                                314,868                    243,302
Consumer Loans (Including Home Equity)                                          494,474                    556,134
                                                                             ----------                 -----------
     Total Loans                                                              4,988,885                  5,057,711
Allowance for Loan Losses                                                       (57,000)                   (62,141)
                                                                            -----------                 ----------
      Loans Receivable, Net                                                  $4,931,885                 $4,995,570
                                                                            ===========                ===========

     Included above at September 30, 1998 and December 31, 1997 were loans held for sale of $3.8 million and $3.5 million, respectively.

     The following table details the nonaccrual assets at September 30, 1998 and December 31, 1997 (in thousands):

                                                                           September 30, 1998         December 31, 1997
                                                                           ------------------         -----------------
Loans Accounted For on a Nonaccrual Basis:
     Residential Real Estate                                                     $11,812                    $26,640
     Commercial                                                                   15,014                     12,229
     Consumer                                                                      2,753                      3,274
                                                                                --------                   --------
        Total Nonaccrual Loans                                                    29,579                     42,143

Foreclosed Properties:
     Residential and Consumer                                                      3,551                      7,711
     Commercial                                                                    2,602                      4,513
                                                                                --------                   --------
         Total Nonaccrual Assets                                                 $35,732                    $54,367
                                                                                 =======                    =======

     The net decrease in nonaccrual assets of $18.6 million at September 30, 1998 as compared to the December 31, 1997 balance is due primarily to the bulk sale of $20.6 million of nonaccrual residential assets, as well as payoffs, foreclosed property sales and charge-offs.

     At September 30, 1998, Webster's allowance for losses on loans of $57.0 million represented 192.7% of nonaccrual loans and its total allowances for losses on nonaccrual assets of $57.3 million amounted to 160.0% of nonaccrual assets. Included in the loan charge-offs for the nine months ended September 30, 1998 were write-downs of $5.6 million related to the bulk sale of nonaccrual assets. A detail of the changes in the allowances for losses on loans and foreclosed property for the nine months ended September 30, 1998 follows (in thousands):

                                                               Allowances For Losses On
                                                              ----------------------------
                                                                                Foreclosed             Total
                                                                Loans           Properties       Allowance for Losses
                                                                -----           ----------       --------------------
Balance at December 31, 1997                                  $ 62,141           $  1,222            $ 63,363
Provisions for Losses                                            5,300                285               5,585
Losses Charged to Allowances                                   (12,593)            (1,379)            (13,972)
Recoveries Credited to Allowances                                2,172                120               2,292
Fiscal Year Adjustment                                             (20)                66                  46
                                                              --------           --------            --------
Balance at September 30, 1998                                 $ 57,000           $    314            $ 57,314
                                                              ========           ========            ========

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


ASSET/LIABILITY MANAGEMENT

     The goal of Webster's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of risk. Webster must provide for sufficient liquidity for daily operations while maintaining mandated regulatory liquidity levels. To this end, Webster's strategies for managing interest-rate risk are responsive to changes in the interest-rate environment and market demands for particular types of deposit and loan products. Management measures interest-rate risk using duration, GAP and simulation analysis with particular emphasis on measuring changes in the net present value of equity and changes in net interest income in different interest-rate environments. The simulation analyses incorporate assumptions about balance sheet changes such as asset and liability growth, loan and deposit pricing and changes due to the mix and maturity of such assets and liabilities. From such simulations, interest rate risk is quantified and appropriate strategies are formulated.

     As part of its asset/liability management strategy, Webster utilizes various interest rate instruments including short futures positions, interest rate swaps, interest rate caps and interest rate floors. Webster holds short futures positions to minimize the price volatility of certain adjustable rate assets held as Trading Securities. Changes in the market value of the short futures positions and trading securities are recognized as a gain or loss in the consolidated statements of operations in the period for which the change occurred.

     Interest rate caps, interest rate floors and interest rate swaps are entered into as hedges against future interest rate fluctuations. Webster does not trade in speculative interest rate contracts. Those agreements meeting the criteria for hedge accounting treatment are designated as hedges and are accounted for as such. If a contract is terminated, any unrecognized gain or loss is deferred and amortized as an adjustment to the yield of the related asset or liability over the remainder of the period that was being hedged. If the linked asset or liability is disposed of prior to the end of the period being managed, the related interest rate contract is marked to fair value, with any resulting gain or loss recognized in current period income as an adjustment to the gain or loss on the disposal of the related asset or liability. Interest income or expense associated with interest rate caps, floors and swaps is recorded as a component of net interest income. Interest rate instruments that hedge available for sale securities are marked to fair value monthly with adjustments to shareholders' equity on a tax-effected basis.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     Webster's main sources of liquidity at the holding company level are dividends from the Bank and net proceeds from capital offerings and borrowings, while the main outflows are the payment of dividends to preferred and common stockholders, repurchases of Webster's common stock and the payment of interest to holders of Webster's 8 3/4% Senior Notes, Webster's 9.36% Capital Trust I Capital Securities and Webster's Capital Trust II 10.00% Capital Securities. There are certain restrictions on the payment of dividends by the Bank to Webster. The Bank is required to maintain minimum levels of liquid assets as defined by regulations adopted by the Office of Thrift Supervision ("OTS"). This requirement, which may be varied by the OTS, is based upon a percentage of net withdrawable deposits and short-term borrowings. The required liquidity ratio as revised by the OTS is currently 4.00% and the Bank's liquidity ratio at September 30, 1998 exceeded the requirement. Webster Bank is also required by regulation to maintain sufficient liquidity to ensure safe and sound operations. Adequate liquidity as assessed by the OTS may vary from institution to institution depending on such factors as the institution's overall asset/liability structure, market conditions, competition and the requirements of the institution's deposit and loan customers. The OTS considers both an institution's adherence to the liquidity ratio requirement, as well as safety and soundness issues, in assessing whether an institution has sufficient liquidity.

     Webster Bank had mortgage commitments outstanding of $137.5 million, non-mortgage commitments of $73.6 million, unused home equity credit lines of $312.8 million and commercial lines and letters of credit of $221.7 million at September 30, 1998.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997


GENERAL

     Net income for the three month period ended September 30, 1998 was $20.1 million, or $0.52 per diluted share compared to $13.8 million or $.35 per diluted share, adjusted for acquisition expenses, for the same period in 1997. Net income for the nine month period ended September 30, 1998 was $62.4 million, or $1.61 per diluted share, adjusted for acquisition expenses, compared to $45.3 million or $1.17 per diluted share, adjusted for acquisition expenses, for the same period in 1997. Including the acquisition related after tax charges of $13.2 million related to Webster's acquisition of Eagle Financial Corp. ("Eagle") on April 15, 1998, Webster reported net income of $49.2 million or $1.27 per diluted share for the first nine months of 1998. Including the acquisition related after tax charges of $15.0 million related to Webster's acquisition of DS Bancor, Inc. ("Derby") on January 31, 1997, $5.0 million related to Webster's acquisition of People's Savings Financial Corporation on July 31, 1997 and $3.4 million related to Eagle's acquisition of MidConn Bank ("MidConn") on May 31, 1997, Webster reported net income of $5.4 million or $0.14 per diluted share for the third quarter of 1997 and $21.8 million for the first nine months of 1997. Diluted earnings per share for the 1998 and 1997 periods have been adjusted to reflect a two-for-one stock split effective for shareholders of record on April 6, 1998.


NET INTEREST INCOME

     Net interest income for the three and nine month periods ended September 30, 1998 amounted to $59.6 million and $182.7 million, respectively, compared to $65.1 million and $187.0 million for the respective periods in 1997. The decrease is primarily attributable to an increase in average securities at a lower yield and an increased volume of average borrowings at a higher cost. The net interest rate spread for the three and nine month periods ended September 30, 1998 was 2.61% and 2.59%, respectively, compared to 2.98% and 3.05% for the same periods in 1997. The decrease in interest rate spread for the nine months ended September 30, 1998, as compared to the same periods in 1997, reflects a higher cost of funds in addition to a decrease in the yield on interest-earning assets.


INTEREST INCOME

     Interest income for the three and nine months ended September 30, 1998 amounted to $152.3 million and $471.1 million, respectively, compared to $150.5 million and $423.7 million, respectively, for the comparable periods in 1997. The increases for both periods are due primarily to a higher balance of average interest-earning assets, which were $8.6 billion and $8.9 billion, respectively, for the 1998 periods and $8.1 billion and $7.7 billion, respectively, for the 1997 periods. The increases resulting from higher levels of interest-earning assets in the current periods were partially offset by lower yields on interest-earning assets. The yield on interest-earning assets for the three and nine months ended September 30, 1998 was 7.04% and 7.07%, respectively, compared to 7.39% and 7.36%, respectively, for the same periods the previous year.


INTEREST EXPENSE

     Interest expense for the three and nine months ended September 30, 1998 amounted to $92.6 million and $288.4 million, respectively, compared to $85.4 million and $236.6 million, respectively, for the same periods in 1997. This increase is due primarily to an increase in average borrowings, which were $2.6 billion and $2.7 billion, respectively, for the 1998 periods as compared to $2.1 billion and $1.6 billion, respectively, for the 1997 periods. The cost of interest-bearing liabilities increased to 4.43% and 4.48%, respectively, for the 1998 periods compared to 4.41% and 4.31%, respectively, for the same periods in 1997. Interest expense on borrowings for the three and nine months ended September 30, 1998 amounted to $37.2 million and $119.3 million, respectively, as compared to $29.8 million and $68.5 million, respectively, for the same periods in 1997.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The following tables show the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned and paid by Webster.

THREE MONTHS ENDED SEPTEMBER 30,                                      1998                                   1997
-------------------------------                         -------------------------------       ---------------------------------
                                                           AVERAGE             AVERAGE        AVERAGE                AVERAGE
(DOLLARS IN THOUSANDS)                                     BALANCE   INTEREST   YIELD         BALANCE      INTEREST   YIELD
                                                        -------------------------------       ---------------------------------
ASSETS:
INTEREST EARNING ASSETS:
Loans                                                   $4,982,028    $95,056   7.60%         $4,973,522    $97,957   7.85%
Securities                                               3,651,738     57,227   6.27           3,150,578     52,551   6.67
                                                        ----------    -------   ----          ----------    -------   ----
     TOTAL INTEREST EARNING ASSETS                       8,633,766    152,283   7.04           8,124,100    150,508   7.39
                                                                      -------                               -------
Noninterest Earning Assets                                 483,426                               387,940
                                                       -----------                          ------------
     TOTAL ASSETS                                       $9,117,192                            $8,512,040
                                                        ==========                            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST BEARING LIABILITIES:
Deposits                                                $5,719,662     55,465   3.87          $5,714,450     55,614   3.88
Borrowings                                               2,555,550     37,175   5.70           2,069,916     29,830   5.66
                                                        ----------    -------   ----          ----------    -------   ----
     TOTAL INTEREST BEARING LIABILITIES                  8,275,212     92,640   4.43           7,784,366     85,444   4.41
                                                        ----------    -------                 ----------    -------
Noninterest Bearing Liabilities                             95,042                                86,519
                                                        ----------                            ----------
     TOTAL LIABILITIES                                   8,370,254                             7,870,885
Capital Securities and Preferred Stock of
  Subsidiary Corporation                                   199,577                               148,970

SHAREHOLDERS' EQUITY                                       547,361                               492,185
                                                        ----------                            ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $9,117,192                            $8,512,040
                                                        ==========                            ==========
NET INTEREST INCOME                                                   $59,643                               $65,064
                                                                      =======                               =======
INTEREST RATE SPREAD                                                            2.61%                                 2.98%
                                                                                =====                                 =====
NET YIELD ON AVERAGE INTEREST EARNING ASSETS                                    2.79%                                 3.21%
                                                                                =====                                 =====

NINE MONTHS ENDED SEPTEMBER 30,                                      1998                                  1997
-------------------------------                         -------------------------------       ---------------------------------
                                                           AVERAGE             AVERAGE        AVERAGE                AVERAGE
(DOLLARS IN THOUSANDS)                                     BALANCE   INTEREST    YIELD        BALANCE      INTEREST    YIELD
                                                        -------------------------------       ---------------------------------
ASSETS:
INTEREST EARNING ASSETS:
Loans                                                   $4,843,275   $287,949   7.92%         $4,937,553   $288,469   7.78%
Securities                                               4,031,668    183,161   6.06           2,724,636    135,201   6.61
                                                        ----------   --------   ----          ----------   --------   ----
     TOTAL INTEREST EARNING ASSETS                       8,874,943    471,110   7.07           7,662,189    423,670   7.36
                                                                     --------                               -------
Noninterest Earning Assets                                 477,399                               358,915
                                                        ----------                            ----------
     TOTAL ASSETS                                       $9,352,342                            $8,021,104
                                                        ==========                            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST BEARING LIABILITIES:
Deposits                                                $5,770,880    169,158   3.90          $5,749,971    168,148   3.89
Borrowings                                               2,747,636    119,261   5.73           1,592,488     68,479   5.67
                                                        ----------   --------   ----          ----------   --------   ----
     TOTAL INTEREST BEARING LIABILITIES                  8,518,516    288,419   4.48           7,342,459    236,627   4.31
                                                        ----------   --------                 ----------   --------
Noninterest Bearing Liabilities                            122,983                                93,040
                                                        ----------                            ----------
     TOTAL LIABILITIES                                   8,641,499                             7,435,499
Capital Securities and Preferred Stock of
  Subsidiary Corporation                                   183,277                               106,067

SHAREHOLDERS' EQUITY                                       527,566                               479,538
                                                        ----------                            ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $9,352,342                            $8,021,104
                                                        ==========                            ==========
NET INTEREST INCOME                                                  $182,691                              $187,043
                                                                     ========                              ========
INTEREST RATE SPREAD                                                            2.59%                                 3.05%
                                                                                ====                                  =====
NET YIELD ON AVERAGE INTEREST EARNING ASSETS                                    2.76%                                 3.27%
                                                                                ====                                  =====

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES
-------------------------

     The provision for loan losses amounted to $1.5 million and $5.3 million for the three and nine month periods ended September 30, 1998, respectively, compared to $10.8 million and $22.1 million for the respective periods in 1997. Included in the provision for the nine month period ended September 30, 1998 was a $1.5 million provision related to loans acquired in the Eagle acquisition. Included in the provision for the nine month period ended September 30, 1997 was a $5.6 million provision related to loans acquired in the Derby acquisition. Included in the provision for the three and nine month periods ended September 30, 1997 was a $1.5 million provision related to loans acquired in the People's acquisition and a $2.7 million provision related to loans acquired in the MidConn acquisition. At September 30, 1998, the allowance for loan losses was $57.0 million and represented 192.7% of nonaccrual loans, compared to $64.8 million and 152.4%, respectively, a year earlier.


NONINTEREST INCOME
------------------

     Noninterest income for the three and nine month periods ended September 30, 1998 amounted to $16.4 million and $53.5 million, respectively, compared to $10.9 million and $30.1 million, respectively, for the same periods in 1997. Fees and service charges increased to $12.0 million and $31.1 million, respectively, for the three and nine months ended September 30, 1998 from $8.3 million and $23.4 million, respectively, for the same periods in 1997. Damman Insurance Associates, which Webster acquired in 1998, contributed $1.6 million in fee income during the third quarter of 1998. Additionally, deposit related fees and charges increased due to expanded product offerings to Webster's growing customer base.

     Additionally, noninterest income increased in the nine month period ended September 30, 1998 due to an increase in the net gains on the sale of securities and loans, in addition to increased income from fees and service charges in the 1998 periods. There were $14.1 million of net gains on sales of securities and loans for the nine months ended September 30, 1998 compared to $2.4 million for the same period in 1997. Included in the 1998 period is the gain of $2.1 million on the sale of the credit card portfolio.


NONINTEREST EXPENSES
--------------------

     Noninterest expenses for the three and nine months ended September 30, 1998 amounted to $46.0 million and $154.3 million, respectively, compared to $55.4 million and $159.3 million for the same respective periods in 1997. Included in noninterest expenses for the current nine month period are $17.4 million of acquisition expenses related to the Eagle acquisition. Included in noninterest expenses for the 1997 nine month period are $29.8 million in acquisition expenses related to the Derby, People's and MidConn acquisitions, of which $9.9 million is included in the three month period ending September 30, 1997. Additionally, increases in salaries and employee benefits, furniture and equipment, intangible amortization, capital securities expense and dividends on preferred stock of the subsidiary corporation were offset by a decrease in foreclosed property expenses for the three and nine month periods.


INCOME TAXES
------------

     Total income tax expense for the three and nine month periods ended September 30, 1998 amounted to $8.5 million and $27.4 million, respectively, compared to $4.4 million and $13.8 million, respectively, for the same periods in 1997. During the quarter ended September 30, 1998, Webster recorded a $2.5 million reduction in income tax expense related to benefits from a prior acquisition and was offset by the higher income before taxes as compared to the year earlier period. Income taxes for the three and nine months ended September 30, 1998 increased due to higher levels of income before taxes before acquisition expenses compared to the same periods in 1997.

Webster Financial Corporation and Subsidiaries

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

     The following table details the estimated market value of Webster's financial assets at September 30, 1998 if interest rates instantaneously increase or decrease 100 basis points.

                                                       Book                Market             Estimated Market Value Impact
                                                      Value                 Value               -100 BP          +100BP
                                                   -----------           -----------          -----------      -----------
Interest-Sensitive Assets
     Trading                                       $    97,849           $    97,849          $      (829)     $      (652)
     Non-Trading                                     8,277,561             8,412,805              116,371         (143,047)
Interest-Sensitive Liabilities                       8,492,345             8,508,931             (132,048)         129,457

     The table above excludes earning assets that are not directly impacted by changes in interest rates. These assets include equity securities of $285.8 million (See Note 2 to Consolidated Financial Statements) and nonaccrual loans of $29.6 million (See "Asset Quality" within the MD&A). Values for mortgage servicing rights have been included in the table above as changes in interest rates affect the valuation of the servicing rights. Equity securities and nonaccrual assets not included in the above table are, however, subject to fluctuations in market value based on other risks.

     Based on Webster's asset/liability mix at September 30, 1998, management's sensitivity analysis of the effects of changing interest rates estimates that an instantaneous 100 basis point increase in interest rates would increase net interest income over the next twelve months by about 1.3% and an instantaneous 100 basis point decline in interest rates would decrease net interest income over the next twelve months by about 3.3%. The above estimated market values are subject to factors that could cause actual results to differ from such projections and estimates.


FORWARD LOOKING STATEMENTS

     Statements in the sections captioned "Management's Discussion and Analysis of Consolidated Financial Statements," Quantitative and Qualitative Disclosures about Market Risk" and "Year 2000 Impact" are forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from those management expectations, projections and estimates. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of Webster's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting Webster's operations, markets, products services and prices. Such developments could have an adverse impact on Webster's financial position and results of operations.

Webster Financial Corporation and Subsidiaries

YEAR 2000 IMPACT
--------------------------------------------------------------------------------

     The "Year 2000" issue refers to the potential impact of the failure of computer programs and equipment to give proper recognition of dates beyond December 31, 1999 and other issues related to the Year 2000 century date change. The Corporation has completed its assessment of Year 2000 issues and has determined that, if not addressed, the consequences of Year 2000 issues would have a material effect on business operations. The following discussion addresses the Corporation's Year 2000 preparedness and will focus on four categories of information: I. The Corporation's state of readiness, II. The costs to address the Corporation's Year 2000 issues, III. Year 2000 risks to the Corporation and IV. The Corporation's contingency plans.

I.   THE CORPORATION'S STATE OF READINESS

     In accordance with guidelines provided by the Federal Financial Institutions Examination Council (FFIEC), the Corporation has developed a Year 2000 plan that is broken into phases. Plan phases are: Awareness, Assessment, Renovation, Validation, and Implementation. Descriptions of each phase, including excerpts of the FFIEC phase definitions, are as follows: AWARENESS

     FFIEC requires the Corporation to 1) define the Year 2000 problem as it relates to its particular circumstances and gain executive support for the resources necessary to perform compliance work, 2) establish a Year 2000 program team and 3) develop an overall strategy that encompasses in-house systems, service bureaus for systems that are outsourced, vendors, auditors, customers, and suppliers (including correspondents).

     The Corporation has completed activities related to the Awareness phase. The Corporation has formed a Year 2000 Task Force, headed by a senior technology officer. The Task Force has developed and implemented a strategy to minimize the impact of Year 2000 technology problems. The Corporation's strategic plan incorporates the FFIEC recommended guidelines and includes regular reporting of progress to the Corporation's Board of Directors and Executive Management. In addition to addressing the Corporation's technology issues, the strategy includes a community awareness program. The Corporation has held seminars for the business community and placed information on its web site to address the Corporation's preparedness and share Year 2000 experiences and will continue to do so as it approaches the new century.


ASSESSMENT

     FFIEC requires the Corporation to assess the size and complexity of the problem and detail the magnitude of the effort necessary to address Year 2000 issues. During this phase, the Corporation must identify all hardware, software, networks, automated teller machines, other various processing platforms, and customer and vendor dependencies affected by the Year 2000 date change. The assessment must go beyond information systems and include environment systems that are dependent on embedded microchips, such as security systems, elevators, and vaults.

     The Corporation has completed activities related to the Assessment phase. The assessment included inventorying all Information Technology (IT) and non-IT systems, including vaults, security, and environmental systems. Inventoried items were then prioritized by their impact on the Corporation's business. A determination was made as to whether failure to remediate for the Year 2000 date change would adversely impact customers, shareholders, or employees. Systems meeting this criteria were labeled Mission Critical. During this assessment, 25% of the Corporation's IT system applications and services were classified as Mission Critical, requiring testing and validation. Examination of non-IT systems indicated that no significant replacements are required for Year 2000 readiness. Security systems have already been upgraded, automated teller machines (ATM's) are being upgraded by each respective vendor or manufacturer and are anticipated to be Year 2000 ready by the first quarter of 1999. Vaults do not have date related issues, and therefore no remediation is required.

Webster Financial Corporation and Subsidiaries

YEAR 2000 IMPACT
--------------------------------------------------------------------------------

RENOVATION

     FFIEC requirements for this phase include code enhancements, hardware and software upgrades, system replacements, vendor certification, and other associated changes. Work should be prioritized based on information gathered during the assessment phase. For institutions relying on outside servicers or third-party software providers, ongoing discussions and monitoring of vendor progress is necessary.

     The Corporation has significantly completed activities related to the Renovation phase. The majority of mission critical applications are expected to be Year 2000 ready by December 31, 1998, with the remainder targeted for completion by the second quarter of 1999. Most of the Corporation's systems are vendor supplied and are being remediated by the vendor. The vendor for the Corporation's primary system of record has provided us with a Year 2000 ready release which has been installed. This release is currently being validated by the Year 2000 task force for future date processing accuracy.


VALIDATION

     This phase focuses on the actual testing of the project plan. FFIEC states that "Testing is a multifaceted process that is critical to the Year 2000 project and inherent in each phase of the project management plan. This process includes testing of incremental changes to hardware and software components. In addition to testing upgraded components, connections with other systems must be verified, and all changes should be accepted by internal and external users."

     Vendor supplied updates, subject to regulatory review, are tested by the vendor prior to their release. The Corporation's focus is to perform validation and testing for Year 2000 readiness of the release on its systems. The Corporation has a team of Year 2000 Task Force members, responsible for testing the primary systems of record and all mission critical server-based applications for Year 2000 readiness. The Corporation has created a Test Lab with all necessary hardware and software that simulates live production. Test scripts are being developed for all mission critical applications. Primary functional transaction types such as: deposits, withdrawals, payments, maturities, interest postings, inquiries on deposit and loan accounts, and other typical business processes, are being tested for key date validity and accuracy. Key dates include dates before, during, and after the century change and the century leap year. The validation phase is anticipated to be completed for mission critical applications by June 30, 1999. Testing will continue as needed on newly acquired applications and new vendor upgrades.


IMPLEMENTATION

     In accordance with FFIEC, "In this phase, systems should be certified as Year 2000 compliant and be accepted by the business users. For any system failing certification, the business effect must be assessed clearly and the organization's Year 2000 contingency plans should be implemented."

     A significant number of the Corporation's mission critical applications are supplied by third party vendors. Remediatation of the software is performed by the vendor, tested by the vendor, and then provided to the Corporation. The majority of the remediated, vendor supplied software has already been installed and is in production. The Corporation is currently in the process of validating the software for Year 2000 readiness on its systems. At this time, the implementation phase has not yet been completed.

Webster Financial Corporation and Subsidiaries

YEAR 2000 IMPACT
--------------------------------------------------------------------------------

II.  THE COSTS TO ADDRESS THE CORPORATION'S YEAR 2000 ISSUES

     The Corporation began implementing a four year Year 2000 readiness project plan in mid 1996. Estimated total direct costs for Year 2000 remediation during this four year period are approximately $1 million. Estimated outlays for Year 2000 remediation are included in the Information Technology department budget. Approximately $400,000 of direct costs have been incurred to date. Included in these direct costs, are expenses related to the replacement or upgrade of hardware and software that amounted to approximately $200,000 and expenses related to consulting services for Year 2000 project management and systems testing that amounted to approximately $200,000. During the next 18 months, the Corporation anticipates Year 2000 readiness direct expenses to total approximately $600,000. A significant portion of these future expenses will be attributed to consulting fees.


III. THE RISKS OF THE CORPORATION'S YEAR 2000 ISSUES

     The Corporation is in the process of identifying and evaluating potential Year 2000 related worst case scenarios that could result from 1) the
Corporation's failure to identify, test, and validate all critical date dependent applications and embedded microchips that affect core business processes and 2) the failure of external forces, such as third party vendors, the bank's business customers, and utilities, to have properly remediated their systems.

     Potential worst case scenarios being addressed, include: excessive levels of cash withdrawals prior to and through the century date change, extended electrical power outage, extended telephone communication outage, extended ATM service outage, ACH and payroll deposit file transmission difficulties, and excessive negative media coverage that could exacerbate public fear.

     The Corporation has implemented a plan, in accordance with FFIEC guidelines, to identify and evaluate potential Year 2000 risks to the Corporation's commercial loan customers. Customers borrowing over $250,000 have been contacted and were provided with a questionnaire. The questionnaire assists the Corporation in evaluating the customer's state of Year 2000 readiness and serves to raise customer awareness. At this time, all targeted customers have been contacted. The Corporation is in the process of evaluating the responses and will follow up with customers to monitor progress toward Year 2000 readiness. The Corporation has also implemented an enhanced small business loan program specific to Year 2000 expenditures.

     The Corporation is unable to estimate lost revenue related to Year 2000 issues due to the uncertainties of the impact and effects of external forces and their potential extended disruptions.


IV.  THE CORPORATION'S CONTINGENCY PLANS

     A contingency plan is being drafted by the Corporation to address each identified potential worst case scenario. Alternative solutions for business resumption and approaches to minimize the impact of each scenario are being formulated. Proposed approaches to address potential scenarios include: increasing cash reserves, designating regional offices as emergency branch locations with alternate power sources, identifying alternate communication methods, increasing customer and community awareness, and having staff available on site over the January 1, 2000 weekend and as needed.

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

Item 3.   DEFAULTS UPON SENIOR SECURITIES  -  Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  - Not Applicable

Item 5.   OTHER INFORMATION - Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit No. 27 Financial Data Tables.

          (b)  Reports on Form 8-K

               Webster filed the following Current Report on Form 8-K with the Securities and Exchange Commission (the ("SEC") during the quarter ended September 30, 1998:

               Current Report on Form 8-K filed with the SEC on July 23, 1998 (date of report July 23, 1998) (attaching Webster's Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and other Annual Report data restated to reflect the April 15, 1998 acquisition by Webster of Eagle Financial Corp.).

Webster Financial Corporation and Subsidiaries

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WEBSTER FINANCIAL CORPORATION

                                                 Registrant

Date:November 12, 1998                 By:  /s/ John V. Brennan
     ---------------------------           ------------------------------------
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

 27                 Financial Data Tables.