Form 10-K
period 1998-12-31
WEBSTER FINANCIAL CORP
filed 1999-04-01
CIK 801337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1998

                                       OR

[ ] Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from ______ to _______ .

    Commission File Number:  0-15213

                          WEBSTER FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                  06-1187536
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification No.)

                   Webster Plaza, Waterbury, Connecticut 06702
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (203) 753-2921
           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of class)

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

         Based upon the closing price of the registrant's common stock as of March 25, 1999, the aggregate market value of the voting common stock held by non-affiliates of the registrant is $999,797,953. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant have been excluded because such persons may be deemed to be affiliates. This reference to affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

                  Class: Common Stock, par value $.01 per share
              Issued and Outstanding at March 25, 1999: 35,899,359

                       DOCUMENTS INCORPORATED BY REFERENCE
          Part I and II: Portions of the Annual Report to Shareholders
                    for fiscal year ended December 31, 1998
       Part III: Portions of the Definitive Proxy Statement for the Annual
             Meeting of Shareholders to be held on April 22, 1999.

                          WEBSTER FINANCIAL CORPORATION
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                             Page
                                                                             -----
                                     PART I

Item  1. Business                                                               3

           General                                                              3
           Business Combinations Pending at December 31,1998                    3
           Business Combinations                                                4
           Lending Activities                                                   4
           Investment Activities                                               10
           Trust Activities                                                    10
           Insurance Activities                                                11
           Sources of Funds                                                    11
           Bank Subsidiaries                                                   13
           Employees                                                           13
           Market Area and Competition                                         13
           Regulation                                                          14
           Taxation                                                            14

Item  2. Properties                                                            15
Item  3. Legal Proceedings                                                     15
Item  4. Submission of Matters to a Vote of Security Holders                   15

                                     PART II

Item  5. Market for Registrant's Common Equity and
           Related Stockholder Matters                                         16
Item  6. Selected Financial Data                                               17
Item  7. Management's Discussion and Analysis of Financial Condition &
           Results of Operations                                               17
Item  7a.Quantitative and Qualitative Disclosures About Market Risk            17
Item  8. Financial Statements and Supplementary Data                           18
Item  9. Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure                                            18

                                    PART III

Item  10.Directors and Executive Officers of the Registrant                    18
Item  11.Executive Compensation                                                18
Item  12.Security Ownership of Certain Beneficial Owners and Management        18
Item  13.Certain Relationships and Related Transactions                        18

                                     PART IV

Item  14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K      18
Signatures                                                                     20
Exhibit Index                                                                  22





                                       2

                                     PART I

Item 1. Business

General

         Webster Financial Corporation ("Webster" or the "Corporation"), through its subsidiaries, Webster Bank (the "Bank") and Damman Associates, Inc. ("Damman"), delivers financial services to individuals, families and businesses throughout Connecticut. Webster emphasizes five business lines - consumer and small business banking, business banking, mortgage banking, trust and investment services, and insurance services, each supported by centralized administration and operations. Webster has grown significantly in recent years, primarily through a series of acquisitions which have expanded and strengthened its franchise.

         Assets at December 31, 1998 were $9.0 billion compared to $9.1 billion a year earlier. Net loans receivable amounted to $5.0 billion at December 31, 1998 and 1997. Deposits were $5.7 billion at December 31, 1998 and 1997.

         At December 31, 1998, the assets of the Corporation, on an unconsolidated basis, consisted primarily of its investment in the Bank and $149.1 million of cash and investment securities. The principal sources of Webster's revenues on an unconsolidated basis are dividends from the Bank and interest and dividend income from other investments. See Note 22 to Webster's Consolidated Financial Statements for parent-only financial statements.

         The Bank's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a Bank Insurance Fund ("BIF") member institution and at December 31, 1998, approximately 74% of the Bank's deposits were subject to BIF assessment rates and 26% were subject to Savings Association Insurance Fund ("SAIF") assessment rates. (See "Regulation").

         Webster, as a holding company, and the Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the "OTS"), as the primary federal regulator. Webster is also subject to regulation, examination and supervision by the FDIC as to certain matters. Webster's executive offices are located at Webster Plaza, Waterbury, Connecticut, 06702. Its telephone number is (203) 753-2921.

Business Combinations Pending At December 31, 1998

         The Access Acquisition. In a transaction accounted for as of January 1, 1999, Webster purchased the internet mortgage lending business of Access National Mortgage, Inc. The internet mortgage lending activities are conducted through an 80% owned indirect subsidiary of Webster Bank, Access National Mortgage, LLC (www.discountmortgages.com). The other 20% equity interest is owned by principals of the former Access National Mortgage, Inc. This new subsidiary will initially continue to sell all originated mortgage loans. The company was founded in 1996 as a privately held Internet-based mortgage lender located in Wilmington, Massachusetts. This acquisition was accounted for as a purchase.

         The Village Acquisition. On November 11, 1998, Webster announced a definitive agreement to acquire Village Bancorp, Inc. ("Village"), the holding company for Village Bank & Trust Company for $23.50 per share in a tax-free, stock-for-stock exchange. At the time of the original announcement, Village, based in Ridgefield, Connecticut, had approximately $230 million in total assets, $152 million in loans and $215 million in deposits at six branches. Webster expects to consummate the acquisition in the second quarter of 1999 and expects to account for this transaction as a purchase.

         The Maritime Acquisition. On November 4, 1998, Webster announced a definitive agreement to acquire Maritime Bank & Trust Company ("Maritime") for $26.67 per share in a tax-free, stock-for-stock exchange. At the time of the original announcement, Maritime, based in Essex, Connecticut, had approximately $100 million in total assets and $90 million in deposits at three branches. Webster expects to consummate the acquisition in the second quarter of 1999 and expects to account for this transaction as a purchase.

Business Combinations

         The Damman Acquisition. On June 1, 1998, Webster completed its acquisition of Damman. Damman is a full service insurance agency, providing property-casualty, life and group coverage to commercial and individual customers and is headquartered in Westport with an additional office in Wallingford, Connecticut. Under the terms of the merger agreement, Webster issued 274,609 shares of common stock and recorded goodwill of $10 million. The transaction was accounted for as a purchase and therefore results are reported only for the periods subsequent to the acquisition.

         The Eagle Acquisition. On April 15, 1998, Webster acquired Eagle Financial Corp. ("Eagle") and its subsidiary, Eagle Bank, a $2.1 billion savings bank with headquarters in Bristol, Connecticut. In connection with the merger with Eagle, Webster issued 10,615,156 shares of its common stock for all the outstanding shares of Eagle common stock. Under the terms of the agreement, each outstanding share of Eagle common stock was converted into 1.68 shares of Webster common stock. This acquisition was accounted for as a pooling of interests, and as such, the Consolidated Financial Statements include Eagle's financial data as if Eagle had been combined at the beginning of the earliest period presented. Prior to the acquisition, Eagle's fiscal year ended on September 30. In recording the pooling of interests business combination, Eagle's financial statements as of and for the twelve months ended September 30, 1997, were combined with Webster's financial statements as of and for the twelve months ended December 31, 1997.

Lending Activities

         General. Webster originates residential, consumer and business loans. Total loans receivable, before the allowance for loan losses, net of fees and costs, were $5.0 billion at December 31, 1998 and $5.1 billion at December 31, 1997. At December 31, 1998, first mortgage loans secured by one-to-four family properties comprised 74.3% of the Corporation's loan portfolio.

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

         Nonaccrual loans, which include loans delinquent 90 days or more, were $25.4 million at December 31, 1998, compared to $42.1 million at December 31, 1997. The ratio of nonaccrual loans to total loans was 0.5% and 0.8% at December 31, 1998 and 1997, respectively. Nonaccrual assets, which include nonaccrual loans and foreclosed properties were $28.9 million and $54.1 million at December 31, 1998 and 1997, respectively.

         One-to-Four Family First Mortgage Loans. Webster originates both fixed-rate and adjustable-rate residential mortgage loans. At December 31, 1998, approximately 49% of Webster's total residential mortgage loans were adjustable-rate loans. Webster offers adjustable-rate mortgage loans at initial interest rates discounted from the fully indexed rate. Adjustable-rate loans originated during 1998, when fully indexed, will be 2.75% above the constant maturity one-year U.S. Treasury yield index.

         At December 31, 1998, $1.9 billion or approximately 51% of Webster's total residential mortgage loans before net items had fixed rates. Webster sells mortgage loans in the secondary market when such sales are consistent with its asset/liability management objectives. At December 31, 1998, Webster had $1.7 million of adjustable and fixed-rate mortgage loans held for sale.

         Commercial and Commercial Real Estate Mortgage Loans. Webster had $818.0 million, or 16.4% of its total loans receivable in commercial and commercial real estate loans outstanding as of December 31, 1998, compared to $627.7 million or 12.6% at December 31, 1997.

         Consumer Loans. At December 31, 1998, consumer loans were $481.5 million or 9.64% of Webster's total loans. Consumer loans consist primarily of home equity credit lines, home improvement loans, passbook loans and other consumer loans. The allowance for losses on consumer loans was $6.1 million at December 31, 1998.

         The following table sets forth the composition of Webster's loan portfolio in dollar amounts and in percentages at the dates shown.


                                                                                     At December 31,
                                ----------------------------------------------------------------------------------------------------
                                         1998                         1997                    1996                    1995
                                ----------------------------------------------------------------------------------------------------
                                    Amount         %             Amount      %          Amount        %           Amount        %
                                ----------------------------------------------------------------------------------------------------
(Dollars in thousands)
 Residential mortgage loans:
     1-4 family units           $  3,548,046    71.05%    $   3,737,201   74.81%   $   3,589,459    74.57%   $    3,197,537   78.32%
     Multi-family units                  689     0.01            16,736    0.33           39,257     0.82            48,369    1.18
     Construction                    200,417     4.01           117,619    2.35          109,923     2.28             75,09    1.84
      Total residential
         mortgage loans            3,749,152    75.08         3,871,556   77.50       3,738,639     77.67         3,321,002   81.35
Commercial and commercial real
         estate loans:
     Commercial real estate          372,348     7.46           312,799    6.26          297,846     6.19           199,459    4.89
     Commercial construction          43,855     0.88            34,974    0.70           19,780     0.41            19,193    0.47
     Commercial non-mortgage         401,772     8.05           238,868    4.78          212,387     4.41            74,930    1.84
     Segregated assets                    --       --            41,038    0.82           75,670     1.57           104,839    2.57
       Total commercial loans        817,975    16.38           627,679   12.56          605,683    12.58           398,421    9.76
Consumer loans:
     Home equity credit lines        439,369     8.80           474,995    9.51          431,493     8.96           341,773    8.37
     Other consumer                   42,122     0.84            81,139    1.62           91,430     1.90            81,260    1.99
                                ---------------------       --------------------    ----------------------    ----------------------
       Total consumer loans          481,491     9.64           556,134   11.13          522,923    10.86           423,033   10.36
Loans receivable (net of fees
       and costs)                  5,048,618   101.10         5,055,369  101.19        4,867,245   101.12         4,142,456  101.47
Allowance for loan losses            (55,109)   (1.10)          (59,518)  (1.19)         (53,692)   (1.12)          (59,892)  (1.47)
 Loans receivable, net          $  4,993,509    100.0%     $  4,995,851  100.0%    $   4,813,553    100.0%    $   4,082,564   100.0%

                                           December 31,
                               --------------------------
                                             1994
                               --------------------------
                                      Amount          %
                               --------------------------
(Dollars in thousands)
 Residential mortgage loans:
     1-4 family units             $   3,307,141    79.78%
     Multi-family units                  26,531     0.64
     Construction                        80,723     1.95
      Total residential
         mortgage loans               3,414,395    82.37
Commercial and commercial real
         estate loans:
     Commercial real estate             189,066     4.56
     Commercial construction             11,639     0.28
     Commercial non-mortgage             71,397     1.72
     Segregated assets                  137,096     3.31
       Total commercial loans           409,198     9.87
Consumer loans:
     Home equity credit lines           326,726     7.88
     Other consumer                      60,687     1.46
                                   ----------------------
       Total consumer loans             387,413     9.35
Loans receivable (net of fees
       and costs)                     4,211,006   101.58
Allowance for loan losses               (65,671)   (1.58)
 Loans receivable, net           $    4,145,335    100.0%



         The   following   table  sets  forth  the   contractual   maturity  and
interest-rate sensitivity of residential and commercial construction loans and commercial loans at December 31, 1998.



                                                              Contractual Maturity
                                             -----------------------------------------------------------
                                                            More Than
                                              One Year        One to          More Than
                                              or Less       Five Years       Five Years         Total
                                             ------------------------------------------------------------
 (In thousands)
Contractual Maturity:
    Construction loans:
       Residential mortgage                $   200,417      $       --      $       --       $  200,417
       Commercial mortgage                       6,566          14,718          22,571           43,855
    Commercial non-mortgage loans              185,371         132,476          83,925          401,772
                                           ------------------------------------------------------------
          Total                            $   392,354     $  147,194      $  106,496        $  646,044
                                           ============================================================
Interest-Rate Sensitivity:
    Fixed rates                            $   181,308      $   70,755      $   69,513       $  321,576
    Variable rates                             211,046          76,439          36,983          324,468
                                           ------------------------------------------------------------
          Total                            $   392,354      $  147,194      $  106,496       $  646,044
                                           ============================================================




         Purchase and Sale of Loans and Loan Servicing. Webster has been a seller and purchaser of whole loans and participations in the secondary market. Webster, in general, sells fixed-rate mortgage loans and retains servicing for the loans sold whenever possible. During the 1998 period, Webster reduced its level of mortgage loans sold as it retained both fixed and variable-rate loans for its own loan portfolio. Loans purchased in the secondary market by Webster are typically adjustable-rate mortgage loans and purchased, in most cases, with serving retained by the seller.

         The following table sets forth information as to Webster's mortgage loan servicing portfolio at the dates shown.

                                                                        At December 31,
                                    -----------------------------------------------------------------------------
                                               1998                      1997                      1996
                                    ----------------------    -----------------------   -------------------------
                                       Amount        %             Amount        %           Amount        %
(Dollars in thousands)
Loans owned and serviced            $  3,471,092    73.2%     $   3,483,077    71.4%    $     4,349,471   72.4%
Loans serviced for others              1,273,530    26.8          1,393,353    28.6           1,656,674   27.6
                                    -----------------------   ------------------------  ------------------------
Total loans serviced by Webster     $  4,744,622   100.0%     $   4,876,430   100.0%    $     6,006,145  100.0%
                                    =======================   ========================  =======================

         The table below shows mortgage loan origination, purchase, sale and repayment activities of Webster for the periods indicated.



                                                                        Year ended December 31,
                                                            -----------------------------------------------
                                                                   1998           1997             1996
                                                             ----------------------------------------------
                                                                               (In thousands)

First mortgage loan originations and purchases:
     Permanent:
       Mortgage loans originated                            $   800,322      $   539,362       $   548,405
     Construction:
       1-4 family units                                         291,833          194,772            99,547
                                                            -----------      -----------       -----------
     Total permanent and construction loans originated        1,092,155          734,134           647,952

     Loans and participations purchased                          66,173          191,078           113,582
     Loans acquired through acquisition                              --               --            22,233
                                                            -----------      -----------       -----------
       Total loans originated and purchased                   1,158,328          925,212           783,767
                                                            -----------      -----------       -----------
First mortgage loan sales and principal reductions:
     Loans sold                                                 100,952           91,304           190,158
     Loan principal reductions                                1,167,861          341,989           463,998
     Reclassified to foreclosed properties                       11,919           12,602            15,775
                                                            -----------      -----------       -----------
       Total loans sold and principal reductions              1,280,732          445,895           669,931
                                                            -----------      -----------       -----------
         (Decrease) Increase in mortgage loans receivable   $ (122,404)      $   479,317       $   113,836
                                                            ===========      ===========       ===========



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

         Interest on nonaccrual loans that would have been recorded as additional income for the years ended December 31, 1998, 1997 and 1996 had the loans been current in accordance with their original terms approximated $2,617,000, $4,333,000, and $6,455,000, respectively.

         See Management's Discussion and Analysis ("MD&A") and Note 1(e) to the Consolidated Financial Statements contained in the 1998 Annual Report to Shareholders incorporated herein by reference for further nonaccrual loan information and a description of Webster's nonaccrual loan policy.

         The following table sets forth information as to loans delinquent 30-89 days and still accruing interest.



                                                                  At December 31
                                               -----------------------------------------------------
                                                          1998                        1997
                                               -----------------------------------------------------

                                                 Principal                   Principal
                                                 Balances         %           Balances         %
                                               -----------------------------------------------------
(Dollars in thousands)
Past due 30-89 days and still accruing:
    Residential real estate                    $      25,424     0.50%      $     33,724      0.67%
    Commercial                                        16,037     0.31             12,689      0.25
    Consumer                                           5,961     0.12              7,477      0.15
                                               -------------------------    ------------------------
       Total                                   $      47,422     0.93%      $     53,890      1.07%
                                               =======================      ========================



         Classification of Assets. Under the OTS' problem assets classification system, a savings institution's problem assets are classified as "substandard," "doubtful" or "loss" (collectively "classified assets"), depending on the presence of certain characteristics. An asset is considered "substandard" if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses that are present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified "loss" are those considered "uncollectible" and of such little value that to continue to report them as assets without the establishment of a specific loss reserve is not warranted. In addition, assets that do not currently warrant classification in one of the foregoing categories but which are deserving of management's close attention are designated as "special mention" assets.

         At December 31, 1998, the Bank's classified loans totaled $40.9 million, consisting of $39.0 million in loans classified as "substandard," $1.9 million in loans classified as "doubtful" and none classified as "loss". At December 31, 1997, the Bank's classified loans totaled $91.1 million, consisting of $82.3 million in loans classified as "substandard," $2.9 million in loans classified as "doubtful" and none classified as "loss." In addition, at December 31, 1998 and 1997, the Bank had $29.3 million and $12.9 million, respectively, of special mention loans.

         Allowance for Loan Losses. Webster's allowance for loan losses at December 31, 1998 totaled $55.1 million. See MD&A "Asset Quality" and "Comparison of 1998 and 1997 Years" contained in the 1998 Annual Report to Shareholders incorporated herein by reference. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on Webster's nonaccrual loans, classified loans and watch list loans including an analysis of the collateral for the loans. Other factors considered are Webster's loss experience, loan concentrations, local economic conditions and other factors.

         The following table presents an allocation of Webster's allowance for loan losses at the dates indicated and the related percentage of loans in each category to Webster's loan receivable portfolio.





                                                                                    December 31,
                                  --------------------------------------------------------------------------------------------------
(Dollars in thousands)                   1998                    1997                     1996                        1995
                                  -----------------    --------------------      -------------------       -------------------------
                                   Amount       %         Amount        %          Amount        %             Amount      %
                                  -----------------    --------------------      -------------------       -------------------------

Balance at End of Period
    Applicable to:

Residential mortgage loans       $  21,539    74.26%   $   27,349     77.47%     $  19,909     77.01%      $   31,310      81.47%
Commercial mortgage loans           17,087     8.24        13,159      6.83         13,860      7.63           13,570       6.29
Commercial non-mortgage loans       10,426     7.96         9,076      4.75         11,117      4.43            4,298       1.77
Consumer loans                       6,057     9.54         9,934     10.95          8,806     10.93           10,714      10.47
                                 ------------------    --------------------      -------------------       ---------------------
         Total                   $  55,109   100.00%   $   59,518    100.00%     $  53,692    100.00%      $  59,892      100.00%
                                 ==================    ====================      ===================       =====================




                                        December 31,
                                ----------------------------
(Dollars in thousands)                      1994
                                     ---------------
                                      Amount           %
                                ----------------  -----------
Balance at End of Period
    Applicable to:

Residential mortgage loans         $  38,770       83.40%
Commercial mortgage loans             12,436        5.44
Commercial non-mortgage loans          4,350        1.66
Consumer loans                        10,115        9.50
                                   ----------------------
         Total                     $  65,671      100.00%
                                   =======================


Investment Activities

         Webster, the holding company of the Bank, as a Delaware corporation, has the authority to invest in any type of investment permitted under Delaware law. As a unitary holding company, however, its investment activities are subject to certain regulatory restrictions.

         The Bank has the authority to acquire, hold and transact various types of investment securities that are in accordance with applicable federal regulations, state statutes and within the guidelines of the Bank's internal investment policy. The types of investments that the Bank may invest in include in general: interest-bearing deposits of federal insured banks, federal funds, U.S. government treasuries and agencies including agency mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMOs"), private issue MBS and CMOs, municipal securities, corporate debt, commercial paper, banker's acceptances, structured notes, MBS principal and interest strips, trust preferred securities (investment grade only) and mutual funds and equities subject to restrictions applicable to federally chartered institutions. Investment types acquired by Webster and the Bank are subject to parameters set by internal corporate investment policy that include limitations in regard to: total dollar amount per issuer, aggregate exposure based on percentage of assets and/or flat dollar amount and credit quality ratings. The corporation's asset/liability management objectives also influence investment activities at both the holding company and bank levels. The Bank is required to maintain liquid assets at regulatory minimum levels which vary from time to time. The Bank uses various investments as permitted by regulation for meeting its liquidity requirement. See "Regulation" section within this report.

          Webster, directly or through its bank subsidiary, maintains an investment portfolio that is primarily structured to provide a source of liquidity for operating demands, generate net interest income as well as provide a means to balance interest rate sensitivity. In accordance with generally accepted accounting principals, the investment portfolio is classified into three major categories consisting of: held to maturity, available for sale and trading securities. Consulting services as authorized by internal policy may be retained to achieve optimal investment portfolio performance. Rated securities purchased by the Bank are limited to the top three rating categories of a rating service that is recognized by the Connecticut Banking Commissioner. Non-rated securities and securities not rated in the top three categories held by Webster are subject to review by the Board of Directors on a periodic basis. The pricing services of an asset-backed securities group are used to value the Bank's mortgage-backed securities, and other securities that cannot be priced through this service are priced by Bloomberg, the Bank's primary safekeeping agent or by Smith Breeden and Associates. Webster's and the Bank's investment portfolios are priced on a monthly basis. The investment portfolios of Webster and the Bank are reviewed periodically to identify any "permanent" impairment that is other than temporary. Permanent impairments are handled as required by generally accepted accounting principles and in conjunction with internal policy.

         The Bank uses interest-rate financial instruments within internal policy guidelines to hedge and manage interest-rate risk as part of its asset/liability strategy. The Bank does not enter into speculative positions in these instruments. See Note 10 to the Consolidated Financial Statements in the 1998 Annual Report to Shareholders incorporated herein by reference.

         At December 31, 1998, the combined investment portfolios of Webster and the Bank totaled $3.5 billion, with $3.3 billion and $148 million held by the Bank and Webster, respectively. Webster's portfolio was all classified as available for sale and consisted primarily of bank equities, mutual funds and corporate trust securities. The Bank's portfolio consisted of primarily of mortgage backed securities and other debt securities.

          The investment portfolios of Webster and the Bank are managed by the corporation's Treasury Department in accordance with established corporate investment policy. A report on investment activities is presented to the Board of Directors monthly. See Notes 3 and 10 to the Consolidated Financial
Statements in the 1998 Annual Report to Shareholders incorporated herein by reference.

Trust Activities

         The Bank, through its wholly-owned subsidiary trust company, Webster Trust, manages the assets of and provides a comprehensive range of trust, custody, estate and administrative services to individuals, small to medium size companies and not-for-profit organizations (endowments and foundations). At December 31, 1998, approximately $680 million in trust assets were under management.

         Additional information related to the trust company is included in the MD&A and Notes to Consolidated Financial Statements contained in the 1998 Annual Report to Shareholders incorporated herein by reference.

Insurance Activities

         Webster, through its wholly-owned subsidiary, Damman, offers a full range of insurance plans to both individuals and businesses. The insurance subsidiary is a regional insurance brokerage with three operating divisions: individual and family insurance, financial services, and business and professional insurance.

         Additional information, related to the subsidiary, is included in the MD&A and Notes to Consolidated Financial Statements contained in the 1998 Annual Report to Shareholders incorporated herein by reference.

Sources of Funds

         Deposits, loan repayments, securities payments and maturities, as well as earnings, are the primary sources of the Bank's funds for use in its lending and investment activities. While scheduled loan repayments and securities payments are a relatively stable source of funds, deposit flows and loan prepayments are influenced by prevailing interest rates and local economic conditions. The Bank also derives funds from Federal Home Loan Bank ("FHL Bank") advances and other borrowings, as necessary, when the cost of these alternative sources of funds are favorable.

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

         Deposit Activities. Webster has developed a variety of innovative deposit programs that are designed to meet depositors needs and attract both short-term and long-term deposits from the general public. Webster's checking account programs offer a full line of accounts with varying features that include non-interest-bearing and interest-bearing account types. Webster's savings account programs include statement and passbook accounts, money market savings accounts, club accounts and certificate of deposit accounts that offer short and long-term maturity options. Webster offers IRA savings and certificate of deposit accounts that earn interest on a tax-deferred basis. Webster also offers special rollover IRA accounts for individuals who have received lump-sum distributions. Webster's checking and savings deposit accounts have several features that include: ATM Card and Check Card use, direct deposit, combined statements, 24 hour automated telephone banking services, bank by mail services and overdraft protection. Deposit customers can access their accounts in a variety of ways including ATMs, PC banking, telephone banking or by visiting a nearby branch. Webster had $25.0 million of brokered certificate of deposit accounts at December 31, 1998.

         Webster receives retail and commercial deposits through its 100 full service banking offices. Webster relies primarily on competitive pricing policies and effective advertising to attract and retain deposits while emphasizing the objectives of quality customer service and customer convenience. The WebsterOne Account is a banking relationship that affords customers the opportunity to avoid fees, receive free checks, earn premium rates on savings and simplify their bookkeeping with one combined account statement that links account balances. Webster's Check Card can be used at over twelve million Visa merchants worldwide to pay for purchases with money in a linked checking account. The Check Card also serves as an ATM Card for receiving cash, for processing deposits and transfers, and to obtain account balances 24 hours per day. Customer services also include ATM facilities that use state-of-the-art technology with membership in NYCE and PLUS networks and provide 24 hour access to linked accounts. The Bank's PC Banking service allows customers the ability to transfer money between accounts, review statements, check balances and pay bills through personal computer use. The Bank's First Call telephone banking service provides automated customer access to account information 24 hours per day, seven days per week and also to service representatives at certain established hours. Customers can transfer account balances, process stop payments and address changes, place check reorders, open deposit accounts, inquire about account transactions and request general information about Webster's products and services. Webster's services provide for automatic loan payment features from its accounts as well as for direct deposit of Social Security, payroll, and other retirement benefits.

          Additional information concerning the deposits of Webster is included in Note 7 of the Consolidated Financial Statements contained in the 1998 Annual Report to Shareholders incorporated herein by reference.

         The following table sets forth the deposit accounts of Webster in dollar amounts and as percentages of total deposits at the dates indicated.

                                                                                   At December 31,
                                           -----------------------------------------------------------------------------------------
                                                       1998                             1997                           1996
                                           ------------------------------    ---------------------------     -----------------------
                                           Weighted               % of       Weighted             % of      Weighted          % of
                                           average               total       average              total     average           total
                                            rate     Amount    deposits       rate    Amount     deposits    rate    Amount deposits
(Dollars in thousands)

Balance by account type:

       Demand deposits and NOW accounts    1.23%   $1,070,814      18.9%     1.19% $  948,589      16.6%     1.49% $  865,631  14.9%
       Regular savings and money market
         deposit accounts                  2.55     1,429,271      25.3      2.47   1,400,325      24.5      2.47   1,505,718  25.8
       Time deposits                       5.04     3,151,188      55.8      5.35   3,370,116      58.9      5.40   3,454,915  59.3
                                           ------------------------------    ---------------------------     -----------------------
       Total                               3.69%   $5,651,273     100.0%     3.86% $5,719,030     100.0%     3.97% $5,826,264 100.0%
                                           ==============================    ===========================     =======================

         Borrowings. The FHL Bank system functions in a reserve credit capacity for savings institutions and certain other home financing institutions. Members of the FHLB system are required to own capital stock in the FHL Bank. Members are authorized to apply for advances on the security of such stock and certain home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States Government) provided certain creditworthiness standards have been met. Under its current credit policies, the FHL Bank limits advances based on a member's assets, total borrowings and net worth.

         The Bank uses long-term and short-term FHL Bank advances as a primary source of funding to meet liquidity and planning needs when the cost of these funds are reasonable as compared to alternate funding sources. At December 31, 1998, FHLB advances totaled $1.8 billion and represented 71% of total outstanding borrowed funds.

         Additional sources of funding through borrowing transactions were available to the Bank through reverse repurchase agreements, purchased federal funds and a line of credit with a correspondent bank. Webster, in general, utilizes various lines of credit with correspondent banks when the need for borrowed funds arises. Borrowings through reverse repurchase agreement transactions are originated through the Bank's Funding and Money Desk operations. Outstanding reverse repurchase agreement borrowings totaled $669.4 million at December 31, 1998 and represented approximately 26% of total outstanding borrowed funds.

         Additional information concerning FHL Bank advances, reverse repurchase agreements and other borrowings is included in Notes 8 and 9 to the Consolidated Financial Statements contained in the 1998 Annual Report to Shareholders incorporated herein by reference.

Bank Subsidiaries

         The Bank's direct investment in its service corporation subsidiary, Webster Investment Services, Inc., totaled $786,000 at December 31, 1998. The activities of the service corporation subsidiary consisted primarily of the selling of mutual funds and annuities through a third party provider. The service corporation receives a portion of the sales commissions generated and rental income for the office space leased to the provider.

         The Bank's direct investment in its trust subsidiary corporation, Webster Trust, totaled $9.1 million at December 31, 1998. The trust had approximately $680.0 million in trust assets under management at December 31, 1998.

         The Bank's direct investment in its operating subsidiary corporation, FCB Properties, Inc., totaled $1.9 million at December 31, 1998. The primary function of this operating subsidiary is the disposal of foreclosed properties.

         The Bank's direct investment in its real estate investment trust ("REIT") operating subsidiary corporation, Webster Preferred Capital Corporation, totaled $920.1 million at December 31, 1998. The primary function of the REIT is to provide a cost effective means of raising funds, including capital, on a consolidated basis for the Bank. The REIT's strategy is to acquire, hold and manage real estate mortgage assets.

Employees

         At December 31, 1998, Webster had 1,864 employees (including 342 part-time employees), none of whom were represented by a collective bargaining group. Webster maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan, an employee investment plan and an employee stock ownership plan. Management considers Webster's relations with its employees to be good.

Market Area and Competition

         The Bank is headquartered in Waterbury, Connecticut (New Haven County) and conducts business from its home office in downtown Waterbury and 100 branch offices in Waterbury, Ansonia, Bethany, Branford, Cheshire, Derby, East Haven, Hamden, Madison, Milford, Naugatuck, New Haven, North Haven, Orange, Oxford, Prospect, Seymour, Southbury Wallingford and West Haven (New Haven County); Torrington, Watertown and Winsted (Litchfield County); Fairfield, Shelton, Stratford and Trumbull (Fairfield County); Avon, Berlin, Bloomfield, Bristol, Canton, East Hartford, East Windsor, Enfield, Farmington, Forestville, Glastonbury, Hartford, Kensington, Meriden, New Britain, Newington, Plainville, Rocky Hill, Simsbury, Southington, Suffield, Terryville, West Hartford, Wethersfield, Windsor and Windsor Locks (Hartford County); and Cromwell and Middletown (Middlesex County). Waterbury is approximately 30 miles southwest of Hartford and is located on Route 8 midway between Torrington and the New Haven and Bridgeport metropolitan areas. Most of the Bank's depositors live, and most of the properties securing its mortgage loans are located, in the same area or the adjoining counties. The Bank's market area has a diversified economy with the workforce employed primarily in manufacturing, financial services, health care, industrial and technology companies.

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

         Webster has trust offices located in the towns of Greenwich and Kensington. The trust company manages the assets of and provides a comprehensive range of trust, custody, estate and administrative services to individuals, small to medium size companies and non-profit organizations.

Regulation

         Webster, as a savings and loan holding company, and Webster Bank, as a federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OTS as their primary federal regulator. Webster Bank is also subject to regulation, supervision and examination by the FDIC and as to certain matters by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). See MD&A and Notes to Consolidated Financial Statements, incorporated herein by reference in the 1998 Annual Report to Shareholders, as to the impact of certain laws, rules and regulations on the operations of the Corporation and Webster Bank. Set forth below is a description of certain regulatory developments.

         Legislation was enacted in September 1996 to address the undercapitalization of the SAIF of the FDIC (the "SAIF Recapitalization Legislation"). The SAIF Recapitalization Legislation, in addition to providing for a special assessment to recapitalize the insurance fund, also contemplated the merger of the SAIF with the BIF, of which Webster Bank is a member, and which generally insures deposits in national and state-chartered banks. As a condition to the combined insurance fund, however, no insured depository institution can be chartered as a savings association (such as Webster Bank). Several proposals for abolishing the federal thrift charter have been introduced in Congress to address financial services modernization. If legislation is passed abolishing the federal thrift charter, Webster Bank may be required to convert its federal charter to either a new federal type of bank charter or state depository institution charter. Such future legislation also may result in the Corporation becoming regulated as a bank holding company by the Federal Reserve Board rather than a savings and loan holding company regulated by the OTS. Regulation by the Federal Reserve Board could subject the Corporation to capital requirements that are not currently applicable to the Corporation as a holding company under OTS regulation and may result in statutory limitations on the type of business activities in which the Corporation may engage at the holding company level, which business activities currently are not restricted. The Corporation and Webster Bank are unable to predict whether such legislation will be enacted.

         Webster Bank is subject to substantial regulatory restrictions on its ability to pay dividends to Webster. Under OTS capital distribution regulations that became effective in early 1999, as long as Webster Bank meets the OTS capital requirements before and after the payment of dividends, Webster Bank may pay dividends to Webster, without prior OTS approval, equal to the net income to date over the calendar year, plus retained net income over the preceding two years. In addition, the OTS has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds, and must be given 30 days' advance notice of all capital distributions, during which time it may object to any proposed distribution.

Taxation

          Federal. Webster, on behalf of itself and its subsidiaries, files a calendar tax year consolidated federal income tax return, except for the Bank's REIT Subsidiary, which files a stand alone return. Webster and its subsidiaries report their income and expenses using the accrual method of accounting. Tax law changes were enacted in August 1996 to eliminate the thrift bad debt method of calculating bad debt deductions for tax years after 1995 and to impose a requirement to recapture into taxable income (over a six-year period) all bad debt reserves accumulated after 1987. Since Webster previously recorded a deferred tax liability with respect to these post-1987 reserves, its total tax expense for financial reporting purposes will not be affected by the recapture requirement. The tax law changes also provide that taxes associated with the recapture of pre-1988 bad debt reserves would become payable under more limited circumstances than under prior law. Under the tax laws, as amended, events that would result in recapture of the pre-1988 bad debt reserves include stock and cash distributions to the holding company from the Bank in excess of specified amounts. Webster does not expect such reserves to be recaptured into taxable income. At December 31, 1998, Webster had pre-1988 reserves of approximately $41.0 million.

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

         State. State income taxation is in accordance with the corporate income tax laws of the State of Connecticut and other states on an apportioned basis. For the State of Connecticut, the Bank and its subsidiaries, exclusive of the REIT subsidiary, are required to pay taxes under the larger of two methods but no less than the minimum tax of $250 per entity. Method one is 9.50% (scheduled to decrease to 7.5% by 2000) of the year's taxable income (which, with certain exceptions, is equal to taxable income for federal purposes) or method two (additional tax on capital), an amount equal to 3 and 1/10 mills per dollar on its average capital and a special rule for banks to calculate its additional tax base is an amount equal to 4% of the amount of interest or dividends credited by the Bank on savings accounts of depositors or account holders during the preceding taxable year, provided that, in determining such amount, interest or dividends credited to the savings account of a depositor or account holder are deemed to be the lesser of the actual interest or dividends credited or the interest or dividend that would have been credited if it had been computed and credited at the rate of one-eighth of 1% per annum.

Item 2.  Properties

         At December 31, 1998, Webster had 32 banking offices in New Haven County, 53 banking offices in Hartford County, 6 banking offices in Fairfield County, 7 banking offices in Litchfield County and 2 banking offices in Middlesex County. Of these, 55 offices are owned and 45 offices are leased. Lease expiration dates range from 1 to 22 years with renewal options of 3 to 35 years. Additionally, the Bank maintains two trust offices: one in Fairfield County and one in Hartford County.

         The total net book value of properties and furniture and fixtures owned and used for banking offices at December 31, 1998 was $72.3 million, which includes the aggregate net book value of leasehold improvements on properties used for offices of $2.3 million at that date.

Item 3.  Legal Proceedings

          At December 31, 1998, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Webster or any of its subsidiaries was a party or of which any of their property was the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

             None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The common stock of Webster is traded over-the-counter on the Nasdaq National Market System under the symbol "WBST."

          The following table shows dividends declared and the market price per share by quarter for 1998 and 1997. Webster increased its quarterly dividend to $.11 per share in 1998.


                           Common Stock (Per Share)

                Cash
              Dividends           Market Price            End of
1998          Declared          Low        High           Period
-------------------------------------------------------------------
Fourth        $  .11          $ 18 7/8   $ 28 1/8      $27 7/16
Third            .11            20 5/8     34 5/8       24 3/8
Second           .11            31 7/16    36 1/4       33 1/4
First            .11            28 9/16    35           34 3/4



                        Common Stock (Per Share)

                Cash
              Dividends           Market Price        End of
1998          Declared          Low        High       Period
----------------------------------------------------------------

Fourth          $ .10         $ 28 1/2    $33 7/8      $33 1/4
Third             .10           21 11/16   29 7/8       29 3/8
Second            .10           17 5/16    22 7/8       22 3/4
First             .10           17 9/16    20 11/16     17 9/16



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

Other Events

    The annual meeting of shareholders of Webster will be held on April 22, 1999.

See pages 65 and 66 of the 1998 Annual Report to Shareholders, which pages are incorporated herein by reference for additional information concerning Webster's annual meeting and common stock.

Item 6.  Selected Financial Data




(Dollars in thousands, except share data)                       AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                 ------------- ------------- ------------- ------------ -------------
                                                      1998            1997          1996         1995          1994
                                                 ------------- ------------- ------------- ------------ -------------

STATEMENT OF CONDITION DATA

Total assets                                     $  9,033,917    $9,095,887    $7,368,941   $6,479,567    $6,114,613
Loans receivable, net                               4,993,509     4,995,851     4,813,553    4,082,564     4,145,335
Securities                                          3,462,090     3,589,273     2,105,173    2,000,185     1,558,401
Intangible assets                                      78,380        78,493        81,936       26,720        31,093
Deposits                                            5,651,273     5,719,030     5,826,264    5,060,822     5,044,336
Shareholders' equity                                  554,879       517,262       472,824      460,791       364,112

OPERATING DATA

Net interest income                              $    245,435    $ 251,050     $ 222,118     $ 188,646     $ 182,100
Provision for loan losses                               6,800       24,813        13,054         9,864         7,149
Noninterest income                                     74,163       42,264        52,009        33,316        21,378
Noninterest expenses:
         Acquisition-related expenses                  17,400       29,792           500         4,271           700
         Other noninterest expenses                   180,389      171,871       173,977       142,592       140,260
                                                 ------------- ------------ ------------- ------------- -------------
         Total noninterest expenses                   197,789      201,663       174,477       146,863       140,960
                                                 ------------- ------------ ------------- ------------- -------------
Income before income taxes                            115,009       66,838        86,596        65,235        55,369
Income taxes                                           44,544       25,725        32,602        23,868        17,861
                                                 ------------- ------------ ------------- ------------- -------------
NET INCOME                                             70,465       41,113        53,994        41,367        37,508
Preferred stock dividends                               --                --       1,149         1,296         1,716
                                                 ------------- ------------ ------------- ------------- -------------
Income available to common shareholders          $     70,465     $ 41,113      $ 52,845     $  40,071      $ 35,792
                                                 ============= ============ ============= ============= =============

SIGNIFICANT STATISTICAL DATA

Interest-rate spread                                    2.64%         3.00%         3.12%         2.98%         3.23%
Net interest margin                                     2.81%         3.19%         3.24%         3.14%         3.36%
Return on average shareholders' equity                 13.16%         8.44%        11.32%        10.05%        10.52%
Return on average assets                                 .76%          .50%          .75%          .66%          .65%
Net income per common share
       Basic                                            1.86          1.10          1.44          1.18          1.16
       Diluted                                          1.83          1.07          1.36          1.12          1.09
Dividends declared per common share                     0.44          0.40          0.34          0.32          0.26
Dividend payout ratio                                  24.04%        37.38%        25.00%        28.57%        23.85%
Noninterest expenses to average assets                  2.13%         2.45%         2.42%         2.34%         2.45%
Noninterest expenses to average assets,
      adjusted (a)                                      1.73%         1.90%         2.34%         2.15%         2.23%
Diluted weighted average shares                       38,571        38,473        39,560        36,797        34,533
Book value per common share                       $    14.87         13.78         12.73         12.24         10.96
Tangible book value per common share              $    12.77         11.69         10.48         11.50          9.98
Shareholders' equity to total assets                    6.14%         5.69%         6.42%         7.11%         5.95%





----------------
(a) Noninterest  expenses excluding  foreclosed  property,  acquisition related,
non-recurring  tax,  capital  securities  and  preferred  dividends   subsidiary
corporation expenses divided by average assets.

All per share data and the number of outstanding shares of common stock have been adjusted retroactively to give effect to a stock dividend and a stock split effected in the form of a stock dividend.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         "Management's Discussion and Analysis of Financial Condition & Results of Operations" on Pages 21 to 31 of the Corporation's 1998 Annual Report to Shareholders is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The required information is incorporated herein by reference from pages 24 to 25 of the Corporation's 1998 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data

         The required information is incorporated herein by reference from Pages 32 to 64 of the Corporation's 1998 Annual Report to Shareholders.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)(1) The following Consolidated Financial Statements of the Registrant and its subsidiaries included in its Annual Report to Shareholders for the year ended December 31, 1998, are incorporated herein by reference in
Item 8. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.

         Consolidated Statements of Condition - December 31, 1998 and 1997 Consolidated Statements of Income - Years Ended December 31, 1998, 1997 and 1996
         Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1998, 1997 and 1996
         Consolidated Statements of Comprehensive Income - Years Ended December 31, 1998, 1997 and 1996
         Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996
         Notes to Consolidated Financial Statements
         Independent Auditors' Report

         (a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         (a)(3) The following exhibits are either filed as part of this Report or are incorporated herein by reference; references to First Federal Bank now mean Webster Bank:




Exhibit
No.                                                  Exhibit Description
---                                                  -------------------

Exhibit No. 2.                 Plan of Acquisition, Reorganization, Arrangement,
                               Liquidation or Succession.

                  2.1 Agreement and Plan of Merger, dated as of November 3, 1998, by and among Webster Financial Corporation (the "Corporation"), Webster Bank and Maritime Bank & Trust Company (filed as Exhibit
                               2.1 to the Corporation's Registration Statement on Form S-4 (File No. 333-71141) filed with the Securities and Exchange Commission (the "SEC") on January 25, 1999 and incorporated herein by reference).

                  2.2 Option Agreement, dated November 3, 1999, between Maritime Bank & Trust Company and the Corporation (filed as Exhibit 2.2 to the Corporation's Registration Statement on Form S-4 (File No. 333-71141) filed with the SEC on January 25, 1999 and incorporated herein by reference).

                  2.3 Agreement and Plan of Merger, dated as of November 11, 1998, by and between the Corporation and Village Bancorp, Inc. (filed as Exhibit 2.1 to the Corporation's Registration Statement on Form S-4 (File No. 333-71983) filed with the SEC on February 8, 1999 and incorporated herein by reference).

                  2.4 Option Agreement, dated November 11, 1999, between Village Bancorp, Inc. and the Corporation (filed as Exhibit 2.2 to the Corporation's Registration Statement on Form S-4 (File No. 333-71983) filed with the SEC on February 8, 1999 and incorporated herein by reference).

Exhibit No. 3.    Certificate of Incorporation and Bylaws.

                  3.1          Restated  Certificate of Incorporation  (filed as
                               Exhibit 3.1 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

                  3.2 Certificate of Amendment of Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

                  3.3 Certificate of Designation of the Series C Participating Preferred Stock (filed as Exhibit
                               3.5 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

                  3.4 Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit
                               3.6 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

                  3.5 Certificate of Amendment to Restated Certificate of Incorporation (text of amendment filed as part of the Corporation's Current Report on Form 8-K filed with the SEC on April 30, 1998 and incorporated herein by reference).

                  3.6 Bylaws, as amended (filed as Exhibit 3 to the Corporation's Quarterly Report on Form 10-Q filed with the SEC on May 15, 1998 and incorporated herein by reference).

Exhibit No. 4     Instruments Defining the Rights of Security Holders.

                  4.1 Rights Agreement, dated as of February 5, 1996, between the Corporation and Chemical Mellon Shareholder Services, L.L.C. (filed as Exhibit 1 to the Corporation's Current Report on Form 8-K filed with the SEC on February 12, 1996 and incorporated herein by reference).

                  4.2 Amendment No. 1 to Rights Agreement, entered into as of November 4, 1996, by and between the Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as an exhibit to the Corporation's Current Report on Form 8-K filed with the SEC on November 25, 1996 and incorporated herein by reference).

                  4.3 Amendment No. 2 to Rights Agreement, entered into as of October 30, 1998, between the Corporation and American Stock Transfer & Trust Company (filed as Exhibit 1 to the Corporation's Current Report on Form 8-K filed with the SEC on October 30, 1998 and incorporated herein by reference).


Exhibit No. 10.   Material Contracts.

                  10.1 1986 Stock Option Plan of Webster Financial Corporation (filed as Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference).

                  10.2 1992 Stock Option Plan of Webster Financial Corporation (filed as Exhibit 10.2 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

                  10.3         Amendment to [1992] Stock Option Plan.

                  10.4 Amendment No. 1 to 1992 Stock Option Plan (filed as Exhibit 10.3 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

                  10.5 Amendment No. 2 to 1992 Stock Option Plan (filed as Exhibit 10.4 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

                  10.6 Amendment No. 3 to 1992 Stock Option Plan (filed as Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q filed with the SEC on August 14, 1998 and incorporated herein by reference).

                  10.7         Amendment No. 4 to 1992 Stock Option Plan.

                  10.8         Short-Term Incentive  Compensation Plan (filed as
                               Exhibit 10.4 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

                  10.9 Economic Value Added Incentive Plan (the description of the plan in the last paragraph that begins on page 15 of the Corporation's definitive proxy materials for the 1999 Annual Meeting of Shareholders is incorporated herein by reference).


                  10.10 Performance Incentive Plan (filed as Exhibit A to the Corporation's definitive proxy materials for the Corporation's 1996 Annual Meeting of
                               Shareholders   and    incorporated    herein   by
                               reference).

                  10.11        Amendent   to   Webster   Financial   Corporation
                               Performance    Incentive Plan   as  amended  and
                               restated  effective January 1, 1996.

                  10.12 Amended and Restated Deferred Compensation Plan for Directors and Officers.

                  10.13 First Amended and Restated Directors Retainer Fees Plan (filed as Exhibit 10.3 to the Corporation's Quarterly Report on Form 10-Q filed with the SEC on August 14, 1998 and incorporated herein by reference).

                  10.14 Supplemental Retirement Plan for Employees of First Federal Bank, as amended and restated effective as of October 1, 1994 (filed as Exhibit
                               10.26 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

                  10.15 Amendment No. 1 to the Supplemental Retirement Plan for Employees of First Federal Bank.

                  10.16 Amendment No. 2 to the Supplemental Retirement Plan for Employees of First Federal Bank.

                  10.17 Amendment No. 3 to the Supplemental Retirement Plan for Employees of Webster Bank.

                  10.18 Qualified Performance-Based Compensation Plan (filed as Exhibit A to the Corporation's definitive proxy materials for the Corporation's 1998 Annual Meeting of Shareholders and incorporated herein by reference).

                  10.19 Employment Agreement, dated as of January 1, 1998, among James C. Smith, the Corporation and Webster Bank (filed as Exhibit 10.27 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference; see Schedule
                               10.27 to that Exhibit 10.27 for a list of other executive officers of the Corporation and Webster Bank who have an Employment Agreement substantially identical in all material respects to the Employment

                               Agreement of Mr. Smith, except as to the name of the executive who is a party to the agreement and as otherwise indicated on Schedule 10.27).

                  10.20 Amendment To Employment Agreement, entered into as of March 17, 1998, by and among Webster Bank, the Corporation and James C. Smith (filed as
                               Exhibit 10.28 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference; see Schedule 10.28 to that Exhibit 10.28 for a list of other executive officers of the Corporation and Webster Bank who have an Amendment To Employment Agreement substantially identical in all material respects to the Amendment To Employment Agreement of Mr. Smith, except as to the name of the executive who is a party to the agreement).

                  10.21 Change of Control Employment Agreement, dated as of December 15, 1997, by and between the Corporation and James C. Smith (filed as Exhibit
                               10.29 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference; see
                               Schedule 10.29 to that Exhibit 10.29 for a list of other executive officers of the Corporation who have a Change of Control Employment Agreement substantially identical in all material respects to the Change of Control Employment Agreement of Mr. Smith, except as to the name of the executive who is a party to the agreement).

                10.22 Purchase and Assumption Agreement among the Federal Deposit Insurance Corporation (the "FDIC", in its corporate capacity as receiver of) First Constitution Bank, the FDIC and First Federal Bank, and the dated as of October 2, 1992 (filed as Exhibit 2 to the Corporation's Current Report on Form 8-K filed with the SEC on October 19, 1992 and incorporated herein by reference).

                10.23 Amendment No. 1 to Purchase and Assumption Agreement, made as of August 8, 1994, by and between the FDIC, the FDIC as receiver of First Constitution Bank and First Federal Bank(filed as
                               Exhibit 10.36 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

                  10.24 Indenture, dated as of June 15, 1993, between the Corporation and Chemical Bank, as trustee, relating to the Corporation's 8 3/4% Senior Notes due 2000(filed as Exhibit 99.5 to the Corporation's Current Report on Form 8-K/A filed with the SEC on November 10, 1993and incorporated herein by reference).


                  10.25 Junior Subordinated Indenture, dated as of January 29, 1997 between the Corporation and The Bank of New York as trustee, relating to the Corporation's Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 10.41 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

Exhibit No. 13.   Portions of 1998 Annual Report to Shareholders.

Exhibit No. 21.   Subsidiaries.

Exhibit No. 23 Consent of KPMG LLP.

Exhibit No. 27 Financial Data Schedule.

         (b) The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year 1998.

               (i) Current Report on Form 8-K filed with the SEC on October 30, 1998 (date of report October 30, 1998) (attaching Amendment No. 2 to Rights Agreement).

               (ii) Current  Report on Form 8-K filed  with the SEC on  November
                    23, 1998 (date of report November 3, 1998) (regarding the announcement of Webster's proposed acquisition of Maritime Bank & Trust Company and Village Bancorp, Inc.).

         (c) Exhibits to this Form 10-K are attached or incorporated herein by reference as stated above.

         (d) Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 31, 1999.

                          WEBSTER FINANCIAL CORPORATION

                                        By  /s/  James C. Smith
                                           ----------------------------------
                                          James C. Smith
                                          Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 1999.

         Name:                                        Title:

     /s/  James C. Smith
------------------------------         Chairman and Chief Executive Officer
      James C. Smith                   (Principal Executive Officer)



    /s/ John V. Brennan
------------------------------         Executive Vice President, Chief Financial
     John V. Brennan                   Officer and Treasurer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)



   /s/  Richard H. Alden
-------------------------------        Director
      Richard H. Alden



   /s/  Achille A. Apicella
-------------------------------        Director
      Achille A. Apicella


    /s/  Joel S. Becker
-------------------------------        Director
       Joel S. Becker


 /s/   O. Joseph Bizzozero, Jr.
--------------------------------       Director
   O. Joseph Bizzozero, Jr.


  /s/  George T. Carpenter
--------------------------------       Director
     George T. Carpenter


   /s/  John J. Crawford
--------------------------------       Director
      John J. Crawford

  /s/ Harry P. DiAdamo, Jr
------------------------------
     Harry P. DiAdamo, Jr.             Director





  /s/ Robert A. Finkenzeller
---------------------------------
     Robert A. Finkenzeller            Director


    /s/   Walter R. Griffin
---------------------------------
       Walter R. Griffin               Director


  /s/ J. Gregory Hickey
---------------------------------
    J. Gregory Hickey                  Director


   /s/ C. Michael Jacobi
--------------------------------
      C. Michael Jacobi                Director



    /s/ John F. McCarthy
--------------------------------
      John F. McCarthy                 Director



---------------------------------
     Sister Marguerite Waite           Director

                                 EXHIBIT INDEX


Exhibit
No.                                                  Exhibit Description
---                                                  -------------------

Exhibit No. 2.                 Plan of Acquisition, Reorganization, Arrangement,
                               Liquidation or Succession.

                  2.1 Agreement and Plan of Merger, dated as of November 3, 1998, by and among Webster Financial Corporation (the "Corporation"), Webster Bank and Maritime Bank & Trust Company (filed as Exhibit
                               2.1 to the Corporation's Registration Statement on Form S-4 (File No. 333-71141) filed with the Securities and Exchange Commission (the "SEC") on January 25, 1999 and incorporated herein by reference).

                  2.2 Option Agreement, dated November 3, 1999, between Maritime Bank & Trust Company and the Corporation (filed as Exhibit 2.2 to the Corporation's Registration Statement on Form S-4 (File No. 333-71141) filed with the SEC on January 25, 1999 and incorporated herein by reference).

                  2.3 Agreement and Plan of Merger, dated as of November 11, 1998, by and between the Corporation and Village Bancorp, Inc. (filed as Exhibit 2.1 to the Corporation's Registration Statement on Form S-4 (File No. 333-71983) filed with the SEC on February 8, 1999 and incorporated herein by reference).

                  2.4 Option Agreement, dated November 11, 1999, between Village Bancorp, Inc. and the Corporation (filed as Exhibit 2.2 to the Corporation's Registration Statement on Form S-4 (File No. 333-71983) filed with the SEC on February 8, 1999 and incorporated herein by reference).

Exhibit No. 3.    Certificate of Incorporation and Bylaws.

                  3.1          Restated  Certificate of Incorporation  (filed as
                               Exhibit 3.1 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

                  3.2 Certificate of Amendment of Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

                  3.3 Certificate of Designation of the Series C Participating Preferred Stock (filed as Exhibit
                               3.5 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

                  3.4 Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit
                               3.6 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

                  3.5 Certificate of Amendment to Restated Certificate of Incorporation (text of amendment filed as part of the Corporation's Current Report on Form 8-K filed with the SEC on April 30, 1998 and incorporated herein by reference).

                  3.6 Bylaws, as amended (filed as Exhibit 3 to the Corporation's Quarterly Report on Form 10-Q filed with the SEC on May 15, 1998 and incorporated herein by reference).

Exhibit No. 4     Instruments Defining the Rights of Security Holders.

                  4.1 Rights Agreement, dated as of February 5, 1996, between the Corporation and Chemical Mellon Shareholder Services, L.L.C. (filed as Exhibit 1 to the Corporation's Current Report on Form 8-K filed with the SEC on February 12, 1996 and incorporated herein by reference).

                  4.2 Amendment No. 1 to Rights Agreement, entered into as of November 4, 1996, by and between the Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as an exhibit to the Corporation's Current Report on Form 8-K filed with the SEC on November 25, 1996 and incorporated herein by reference).

                  4.3 Amendment No. 2 to Rights Agreement, entered into as of October 30, 1998, between the Corporation and American Stock Transfer & Trust Company (filed as Exhibit 1 to the Corporation's Current Report on Form 8-K filed with the SEC on October 30, 1998 and incorporated herein by reference).


Exhibit No. 10.   Material Contracts.

                  10.1 1986 Stock Option Plan of Webster Financial Corporation (filed as Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference).

                  10.2 1992 Stock Option Plan of Webster Financial Corporation (filed as Exhibit 10.2 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

                  10.3         Amendment to [1992] Stock Option Plan.

                  10.4 Amendment No. 1 to 1992 Stock Option Plan (filed as Exhibit 10.3 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

                  10.5 Amendment No. 2 to 1992 Stock Option Plan (filed as Exhibit 10.4 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

                  10.6 Amendment No. 3 to 1992 Stock Option Plan (filed as Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q filed with the SEC on August 14, 1998 and incorporated herein by reference).

                  10.7         Amendment No. 4 to 1992 Stock Option Plan.

                  10.8         Short-Term Incentive  Compensation Plan (filed as
                               Exhibit 10.4 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

                  10.9 Economic Value Added Incentive Plan (the description of the plan in the last paragraph that begins on page 15 of the Corporation's definitive proxy materials for the 1999 Annual Meeting of Shareholders is incorporated herein by reference).

                  10.10 Performance Incentive Plan (filed as Exhibit A to the Corporation's definitive proxy materials for the Corporation's 1996 Annual Meeting of
                               Shareholders   and    incorporated    herein   by
                               reference).

                  10.11        Amendent   to   Webster   Financial   Corporation
                               Performance    Incentive  Plan   as  amended  and
                               restated  effective January 1, 1996.

                  10.12 Amended and Restated Deferred Compensation Plan for Directors and Officers.

                  10.13 First Amended and Restated Directors Retainer Fees Plan (filed as Exhibit 10.3 to the Corporation's Quarterly Report on Form 10-Q filed with the SEC on August 14, 1998 and incorporated herein by reference).

                  10.14 Supplemental Retirement Plan for Employees of First Federal Bank, as amended and restated effective as of October 1, 1994 (filed as Exhibit
                               10.26 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

                  10.15 Amendment No. 1 to the Supplemental Retirement Plan for Employees of First Federal Bank.

                  10.16 Amendment No. 2 to the Supplemental Retirement Plan for Employees of First Federal Bank.

                  10.17 Amendment No. 3 to the Supplemental Retirement Plan for Employees of Webster Bank.

                  10.18 Qualified Performance-Based Compensation Plan (filed as Exhibit A to the Corporation's definitive proxy materials for the Corporation's 1998 Annual Meeting of Shareholders and incorporated herein by reference).

                  10.19 Employment Agreement, dated as of January 1, 1998, among James C. Smith, the Corporation and Webster Bank (filed as Exhibit 10.27 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference; see Schedule
                               10.27 to that Exhibit 10.27 for a list of other executive officers of the Corporation and Webster Bank who have an Employment Agreement substantially identical in all material respects to the Employment

                               Agreement of Mr. Smith, except as to the name of the executive who is a party to the agreement and as otherwise indicated on Schedule 10.27).

                  10.20 Amendment To Employment Agreement, entered into as of March 17, 1998, by and among Webster Bank, the Corporation and James C. Smith (filed as
                               Exhibit 10.28 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference; see Schedule 10.28 to that Exhibit 10.28 for a list of other executive officers of the Corporation and Webster Bank who have an Amendment To Employment Agreement substantially identical in all material respects to the Amendment To Employment Agreement of Mr. Smith, except as to the name of the executive who is a party to the agreement).

                  10.21 Change of Control Employment Agreement, dated as of December 15, 1997, by and between the Corporation and James C. Smith (filed as Exhibit
                               10.29 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference; see
                               Schedule 10.29 to that Exhibit 10.29 for a list of other executive officers of the Corporation who have a Change of Control Employment Agreement substantially identical in all material respects to the Change of Control Employment Agreement of Mr. Smith, except as to the name of the executive who is a party to the agreement).

                  10.22 Purchase and Assumption Agreement among the Federal Deposit Insurance Corporation (the, in its corporate capacity as receiver of "FDIC") First Constitution Bank, the FDIC and First Federal Bank, and the dated as of October 2, 1992 (filed as Exhibit 2 to the Corporation's Current Report on Form 8-K filed with the SEC on October 19, 1992 and incorporated herein by reference).

                  10.23 Amendment No. 1 to Purchase and Assumption Agreement, made as of August 8, 1994, by and between the FDIC, the FDIC as receiver of First Constitution Bank and First Federal Bank(filed as
                               Exhibit 10.36 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

                  10.24 Indenture, dated as of June 15, 1993, between the Corporation and Chemical Bank, as trustee, relating to the Corporation's 8 3/4% Senior Notes due 2000 (filed as Exhibit 99.5 to the Corporation's Current Report on Form 8-K/A filed with the SEC on November 10, 1993and incorporated herein by reference).


                  10.25 Junior Subordinated Indenture, dated as of January 29, 1997 between the Corporation and The Bank of New York as trustee, relating to the Corporation's Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 10.41 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

Exhibit No. 13.   Portions of 1998 Annual Report to Shareholders.

Exhibit No. 21.   Subsidiaries.

Exhibit No. 23.   Consent of KPMG LLP.

Exhibit No. 27.   Financial Data Schedule.

* References herein to First Federal Bank now mean Webster Bank.