Form 10-Q
period 1999-03-31
WEBSTER FINANCIAL CORP
filed 1999-05-14
CIK 801337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

For the period ending                    MARCH 31, 1999
                      ----------------------------------------------------------
                                              or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                        to
                              -----------------------    -----------------------
Commission File Number:                          0-15213
                       ---------------------------------------------------------

                          WEBSTER FINANCIAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                                                                 06-1187536
------------------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                             (I.R.S. Employer Identification No.)

Webster  Plaza, Waterbury, Connecticut                                                                     06720
------------------------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                                 (Zip Code)

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

                                                           [X]  Yes      [ ]  No

     Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.




  Common Stock (par value $ .01)                     35,954,175 SHARES
-----------------------------------        -------------------------------------
             Class                         Issued and Outstanding at May 1, 1999

Webster Financial Corporation and Subsidiaries

--------------------------------------------------------------------------------



                                      INDEX

                                                                                                                   PAGE NO.
                                                                                                                   --------
PART I - FINANCIAL INFORMATION

     Consolidated Statements of Condition at March 31, 1999 and December 31, 1998                                      3


     Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and 1998                          4


     Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998                          5


     Condensed Notes to Consolidated Financial Statements                                                              7


     Management's Discussion and Analysis of Consolidated  Financial Statements                                       15


     Quantitative and Qualitative Disclosures about Market Risk                                                       22


     Forward Looking Statements                                                                                       22

     Year 2000 Readiness Disclosure Statement                                                                         23


PART II - OTHER INFORMATION                                                                                           24



SIGNATURES                                                                                                            25

EXHIBIT INDEX                                                                                                         26

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
(Dollars in thousands, except share data)

--------------------------------------------------------------------------------

                                                                                        MARCH 31,          DECEMBER 31,
ASSETS                                                                                     1999                 1998
                                                                                      ---------------------------------
Cash and Due from Depository Institutions                                             $   141,315           $   173,863
Interest-bearing Deposits                                                                  68,158                 3,560
Securities: (Note 2)
   Trading at Fair Value                                                                   73,971                91,114
   Available for Sale, at Fair Value                                                    2,777,140             2,969,822
   Held to Maturity, (Fair Value: $348,773 in 1999;
        $404,365 in 1998)                                                                 350,115               401,154
Loans Receivable, Net                                                                   5,020,010             4,993,509
Accrued Interest Receivable                                                                57,173                55,012
Premises and Equipment, Net                                                                78,872                79,324
Foreclosed Properties, Net                                                                  3,230                 3,526
Intangible Assets                                                                          77,952                78,380
Cash Surrender Value of Life Insurance                                                    142,899               141,059
Prepaid Expenses and Other Assets                                                          57,837                43,594
                                                                                      -----------           -----------
   TOTAL ASSETS                                                                       $ 8,848,672           $ 9,033,917
                                                                                      ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                              $ 5,512,191           $ 5,651,273
Federal Home Loan Bank Advances                                                         1,505,373             1,774,560
Reverse Repurchase Agreements and Other Borrowings (Note 6)                             1,028,905               738,921
Advance Payments by Borrowers for Taxes and Insurance                                       6,866                32,293
Accrued Expenses and Other Liabilities                                                     83,084                82,414
                                                                                      -----------           -----------
   Total Liabilities                                                                    8,136,419             8,279,461
                                                                                        ---------             ---------

Corporation-Obligated Mandatorily Redeemable Capital
   Securities of Subsidiary Trusts Holding Solely Junior Subordinated
        Debentures of the Corporation (Note 12)                                           150,000               150,000
Preferred Stock of Subsidiary Corporation                                                  49,577                49,577

SHAREHOLDERS' EQUITY Common Stock, $.01 par value:
   Authorized - 50,000,000 shares;
   Issued - 38,479,422 shares at March 31, 1999 and
        38,353,424 shares at December 31, 1998                                                385                   384
Paid-in Capital                                                                           250,963               249,819
Retained Earnings (Note 7)                                                                332,577               314,791
Less Treasury Stock at cost, 2,559,433 shares at March 31, 1999
   and 1,026,770 shares at December 31, 1998                                             (72,689)              (27,914)
Less Employee Stock Ownership Plan Shares Purchased with Debt                             (1,128)               (1,339)
Accumulated Other Comprehensive Income                                                      2,568                19,138
                                                                                      -----------           -----------
   Total Shareholders' Equity                                                             512,676               554,879
                                                                                      -----------           -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 8,848,672           $ 9,033,917
                                                                                      ===========           ===========



See accompanying notes to condensed consolidated financial statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

                                                                                           THREE MONTHS ENDED
                                                                                  ------------------------------------
                                                                                                MARCH 31,
                                                                                  -------------------------------------
                                                                                        1999                   1998
                                                                                    ----------             ----------
INTEREST INCOME:
Loans                                                                             $     93,225           $     97,858
Securities and Interest-bearing Deposits                                                52,684                 61,341
                                                                                    ----------             ----------
   Total Interest Income                                                               145,909                159,199
                                                                                    ----------             ----------

INTEREST EXPENSE:
Deposits                                                                                48,580                 56,675
Borrowings                                                                              33,742                 39,127
                                                                                    ----------             ----------
   Total Interest Expense                                                               82,322                 95,802
                                                                                    ----------             ----------

NET INTEREST INCOME                                                                     63,587                 63,397
Provision for Loan Losses                                                                2,000                  1,900
                                                                                    ----------             ----------
Net Interest Income After Provision for Loan Losses                                     61,587                 61,497
                                                                                    ----------             ----------

NONINTEREST INCOME:
Fees and Service Charges                                                                12,886                  9,513
Gain on Sale of Loans and Loan Servicing, Net                                              805                    266
Gain on Sale of Securities, Net                                                          1,707                  3,098
Other Noninterest Income                                                                 4,099                  2,449
                                                                                    ----------             ----------
   Total Noninterest Income                                                             19,497                 15,326
                                                                                    ----------             ----------

NONINTEREST EXPENSES:
Salaries and Employee Benefits                                                          20,966                 19,537
Occupancy Expense of Premises                                                            4,337                  3,875
Furniture and Equipment Expenses                                                         4,682                  4,367
Intangible Amortization                                                                  2,519                  2,299
Marketing Expenses                                                                       2,147                  1,889
Capital Securities Expense                                                               3,661                  3,662
Dividends on Preferred Stock of Subsidiary Corporation                                   1,020                  1,038
Other Operating Expenses                                                                 8,736                  8,796
                                                                                    ----------             ----------
   Total Noninterest Expenses                                                           48,068                 45,463
                                                                                    ----------             ----------

Income Before Income Taxes                                                              33,016                 31,360
Income Taxes (Note 13)                                                                  11,225                 11,639
                                                                                    ----------             ----------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                       $     21,791           $     19,721
                                                                                    ==========             ==========

Net Income Per Common Share:
   Basic                                                                          $       0.60           $       0.52
   Diluted                                                                        $       0.59           $       0.50

Dividends Declared Per Common Share                                               $       0.11           $       0.10

See accompanying notes to condensed consolidated financial statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

--------------------------------------------------------------------------------

                                                                                THREE MONTHS ENDED  MARCH 31,
                                                                               -----------------------------
                                                                                   1999                  1998
                                                                                  ------               ------
OPERATING ACTIVITIES:
Net Income                                                                  $    21,791            $    19,721
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
   Provision for Loan Losses                                                      2,000                  1,900
   Provision for Foreclosed Property Losses                                          --                    208
   Provision for Depreciation and Amortization                                    3,308                  2,908
   Amortization of Securities Premiums, Net                                       1,226                    378
   Amortization of Hedging Costs, Net                                             1,159                  1,119
   Amortization and Write-down of  Intangibles                                    2,519                  2,299
   Amortization of Mortgage Servicing Rights                                        526                    403
   Gains on Sale of  Foreclosed Properties, Net                                    (211)                  (340)
   Gains on Loans and Securities, Net                                            (1,898)                (3,211)
   Gains on Trading Securities, Net                                                (614)                  (153)
   Decrease in Trading Securities                                                17,756                 24,831
   Loans Originated for Sale                                                    (20,208)               (13,310)
   Sale of Loans, Originated for Sale                                            22,276                 18,835
   Increase in Interest Receivable                                               (2,161)                (4,504)
   Increase in Accrued Expenses and Other Liabilities, Net                        4,340                  5,506
   Increase in Cash Surrender Value of Life Insurance                            (1,840)                  (854)
   Decrease in Interest Payable                                                  (4,394)                (4,660)
   Decrease (Increase) in Prepaid Expenses and Other Assets, Net                 (2,908)                (1,241)
   Pooling Adjustments, Net                                                          --                 10,685
                                                                            -----------            -----------
      Net Cash Provided by Operating Activities                                  42,667                 60,520
                                                                            -----------            -----------
INVESTING ACTIVITIES:
  Purchases of Securities, Available for Sale                                  (260,514)            (1,085,995)
  Purchases of Securities, Held to Maturity                                        (445)               (34,830)
  Maturities of Securities                                                       97,928                 37,646
  Proceeds from Sale of Securities, Available for Sale                          118,632                316,871
  Proceeds from Sale of Securities, Held to Maturity                             15,458                     --
  Purchases of Life Insurance                                                        --                (87,700)
  Net Increase in Interest-bearing Deposits                                     (64,599)               (19,999)
  Net (Increase) Decrease in Loans                                              (30,954)                82,573
  Proceeds from Sale of Foreclosed Properties                                     1,698                  2,995
  Principal Collected on Securities                                             243,803                178,800
  Purchases of Premises and Equipment, Net                                       (2,337)                (6,009)
  Cash Recieved in Acquisition                                                      150                     --
                                                                            -----------            -----------
     Net Cash Provided (Used) by Investing Activities                           118,820               (615,648)
                                                                            -----------            -----------

FINANCING ACTIVITIES:
  Net (Decrease) Increase in Deposits                                          (139,082)                56,377
  Repayment of FHLB Advances                                                 (1,377,985)            (1,489,916)
  Proceeds from FHLB Advances                                                 1,108,798              1,824,248
  Repayment of Reverse Repurchase Agreements & Other Borrowings              (6,792,827)            (2,291,313)
  Proceeds from Reverse Repurchase Agreements & Other Borrowings              7,082,809              2,460,596
  Net Decrease in Advance Payments for Taxes and Insurance                      (25,427)               (14,205)
  Cash Dividends to Common and Preferred Shareholders                            (4,006)                (4,367)
  Common Stock Repurchased                                                      (52,585)                    --
  Exercise of Stock Options                                                       4,337                  2,501
  Other, Net                                                                      1,933                  1,043
                                                                            -----------            -----------
     Net Cash (Used) Provided by Financing Activities                          (194,035)               544,964
                                                                            -----------            -----------
  Decrease in Cash and Cash Equivalents                                         (32,548)               (10,164)
  Cash and Cash Equivalents at Beginning of Period                              173,863                151,322
                                                                            -----------            -----------
  Cash and Cash Equivalents at End of Period                                $   141,315            $   141,158
                                                                            ===========            ===========


Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
(Dollars in thousands)

--------------------------------------------------------------------------------



                                                                               THREE MONTHS ENDED  MARCH 31,
                                                                                  1999              1998
                                                                                 ------            ------

  SUPPLEMENTAL DISCLOSURES:
     Income Taxes Paid                                                       $        42       $     3,355
     Interest Paid                                                                86,716            99,572

  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Transfer of Loans to Foreclosed Properties                                    1,731            4,109





See accompanying notes to condensed consolidated financial statements.

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three month periods ended March 31, 1999 are not necessarily indicative of the results which may be expected for the year as a whole.

     Effective January 1, 1999, Webster acquired Access National Mortgage, Inc. ("Access"). The transaction was accounted for as a purchase and therefore results are reported only for the periods subsequent to the acquisition. See
Note 7.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Webster Financial Corporation 1998 Annual Report to Shareholders. The consolidated financial statements include the accounts of Webster Financial Corporation ("Webster") and its subsidiaries, Webster Bank (the "Bank") and Damman Insurance Associates.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (continued)

     A summary of securities follows (in thousands):


                                                    March 31,1999                                  December 31, 1998
                                ----------------------------------------------------------------------------------------------------
                                                  Gross Unrealized                                Gross Unrealized
                                 Amortized       ------------------    Market      Amortized      ----------------     Market
                                    Cost          Gains      Losses     Value         Cost         Gains     Losses     Value
                                -------------    ------      ------   ---------  --------------    -----     ------    -------
TRADING SECURITIES:

Mortgage-Backed Securities           $ 73,971(a) $    --  $      --     $ 73,971     $   91,114(a)$     --$       -- $   91,114
                                     -------------------------------------------     ----------   -----------------------------

AVAILABLE FOR SALE PORTFOLIO:
U.S. Treasury Notes                    13,510        71          --       13,581         13,514      123         --      13,637
U.S. Government Agency                 15,000       167          --       15,167         16,501      278         --      16,779
Municipal Bonds and Notes              14,688       460          --       15,148         14,688      516         --      15,204
Corporate Bonds and Notes              77,046       343     (4,319)       73,070         81,452      454    (2,148)      79,758
Equity Securities                     217,531     7,779     (5,772)      219,538        211,871    7,241    (4,664)     214,448
Mortgage-Backed Securities          2,419,361    23,467    (11,392)    2,431,436      2,582,759   39,937    (5,248)   2,617,448
Purchased Interest-Rate Contracts      14,826        --     (5,626)        9,200         15,985       --    (3,437)      12,548
                                  ----------------------------------------------    -------------------------------------------
                                    2,771,962    32,287    (27,109)    2,777,140      2,936,770   48,549   (15,497)   2,969,822
                                    --------------------------------------------      -----------------------------------------

HELD TO MATURITY PORTFOLIO:
U.S. Treasury Notes                     2,450         4          --        2,454          2,455       12         --       2,467
U.S. Government Agency                  1,000        10          --        1,010          6,000       15         --       6,015
Municipal Bonds and Notes              12,500       294          --       12,794         12,500      347         --      12,847
Corporate Bonds and Notes             135,859       161     (2,492)      133,528        151,536    2,626    (1,171)     152,991
Mortgage-Backed Securities            198,306     1,801     (1,120)      198,987        228,663    2,426    (1,044)     230,045
                                 -----------------------------------------------    -------------------------------------------
                                      350,115     2,270     (3,612)      348,773        401,154    5,426    (2,215)     404,365
                                 -----------------------------------------------    -------------------------------------------

   Total                           $3,196,048   $34,557   $(30,721)   $3,199,884     $3,429,038  $53,975  $(17,712)  $3,465,301
                                   =============================================     ==========================================

(a) Stated at fair market value.

     During the first quarter of 1999, Webster sold $15.5 million of securities classified as held to maturity, which resulted in a loss of $193,000. The securities were sold due to regulators request that Webster divest of the holdings as the securities did not meet regulatory guidelines, which were issued subsequent to the acquisition of the securities.

NOTE 3 - NET INCOME PER COMMON SHARE

     Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per common share is calculated by dividing adjusted net income by the weighted-average number of diluted common shares, including the effect of common stock equivalents. The common stock equivalents consist of common stock options and warrants. The weighted-average shares used in the calculation of net income per common share have been adjusted to reflect the two-for-one stock split which was effective for shareholders of record as of April 6, 1998. The weighted-average number of shares used in the computation of basic net income per common share for the three month periods ended March 31, 1999 and 1998 was 36,309,488 and 38,186,098, respectively. The weighted-average number of shares used in the computation of diluted earnings per common share for the three month periods ended March 31, 1999 and 1998 was 36,925,143 and 39,268,509, respectively.

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

     The following table summarizes comprehensive income for the three month periods ended March 31, 1999 and 1998 (in thousands):

                                                                                                    Three Months
                                                                                                   Ended March 31,
                                                                                          ------------------------------
                                                                                              1999              1998
                                                                                          -----------       -----------
Net income                                                                                $    21,791       $    19,721
Other comprehensive income, net of tax
     Unrealized (losses) gains on investments available for sale:
         Unrealized holding (losses) gains arising during period
              (net of income tax (benefit) expense of $(8,122) and $1,758 for the three months ended March 31, 1999 and 1998,
              respectively)                                                                   (15,765)            2,427
         Less reclassification adjustment for gains included in
              net income (net of income tax expense of $414 and
              $1,237 for the three months ended March 31, 1999 and
              1998, respectively)                                                                 805             1,708
                                                                                          -----------       -----------
     Other comprehensive (loss) income                                                        (16,570)              719
                                                                                          -----------       -----------
     Comprehensive income                                                                 $     5,221       $    20,440
                                                                                          ===========       ===========

NOTE 5 - FORECLOSED PROPERTY EXPENSES AND PROVISIONS, NET

     Foreclosed property expenses and provisions, net are summarized as follows (in thousands):


                                                                                                  Three Months
                                                                                                  Ended March 31,
                                                                                             1999                1998
                                                                                          -----------       -----------
         Gain on Sale of Foreclosed Property, Net                                         $   (211)           $  (340)
         Provision for Losses on Foreclosed Property                                            --                208
         Rental Income                                                                         (17)               (57)
         Foreclosed Property Expenses                                                          169                595
                                                                                          ---------           --------
         Foreclosed Property Expenses and Provisions, Net                                 $    (59)           $   406
                                                                                          =========           ========

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 6 - REVERSE REPURCHASE AGREEMENTS

     At March 31, 1999, Webster had short term borrowings through reverse repurchase agreements outstanding. Information concerning borrowings under reverse repurchase agreements is summarized below (dollars in thousands):

                                                                       WEIGHTED
  BALANCE AT                                   WEIGHTED                 AVERAGE           BOOK VALUE          MARKET VALUE
MARCH 31, 1999               TERM            AVERAGE RATE            MATURITY DATE       OF COLLATERAL        OF COLLATERAL
--------------               ----            ------------            -------------       -------------        -------------
      $856,427          1 to 11 months           5.23%            Less than 2 months      $1,015,867            $904,236

     The securities underlying the reverse repurchase agreements are all U.S. Agency collateral and have been delivered to the broker-dealers who arrange the transactions. Webster uses reverse repurchase agreements when the cost of such borrowings is less than other funding sources. The average balance and the maximum amount of outstanding short term reverse repurchase agreements at any month-end during the 1999 first quarter was $744.8 million and $856.4 million, respectively. The outstanding balance of reverse repurchase agreements at December 31, 1998 was $589.4 million.

NOTE 7 - SHAREHOLDERS' EQUITY

     Webster, during the first quarter 1999 period, repurchased 1.8 million shares of its common stock. The total cost of the repurchased shares was $52.6 million with an average per share cost of approximately $29.03. The stock repurchase was related to shares to be issued in the acquisitions of Maritime Bank & Trust Company ("Maritime") and Village Bancorp, Inc. ("Village"). See
Note 10.

     Effective January 1, 1999, Webster acquired Access National Mortgage, Inc., an Internet-based residential mortgage origination company, that became a subsidiary of Webster Bank. In connection with the acquisition, Webster issued 125,998 shares of its common stock valued at approximately $3.5 million.

NOTE 8 - ACQUISITION-RELATED COSTS

     Webster consumated the acquisition of Maritime on April 21, 1999. Webster expects to consummate the acquisition of Village during the second quarter of 1999. These acquisitions will be accounted for as purchases, and therefore, related acquisition costs are included in the cost of the acquired company and will not impact the statement of operations for the current period.

     In connection with the acquisitions of Eagle Financial Corp. ("Eagle"), MidConn Bank, People's Savings Financial Corp. ("People's"), and DS Bancor, Inc. ("Derby") that were completed on April 15, 1998, May 31, 1997, July 31, 1997, and January 31, 1997 Webster recorded approximately $47.2 million of acquisition-related charges. Additionally, Webster recorded an increase of $8.7 million to the provision for loan losses related to the acquisitions of Eagle, Derby and People's during 1998 and 1997, for conformity to Webster's credit policies. There are no further acquisition-related accrued liabilities related to MidConn.

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 8 - ACQUISITION-RELATED COSTS (continued)

     The following table presents a summary of the acquisition-related accrued liabilities (in thousands):


                                                                     Derby                 People's                  Eagle
                                                                     -----                 --------                  -----
Balance of acquisition-related accrued liabilities
      at December 31, 1998                                            3,800                   1,600                   1,400
                                                                  ---------               ---------                --------

Payments/Writedowns:
Compensation (severance and related costs)                               --                      --                      --
Data processing contract termination                                   (175)                     --                      --
Branch closure costs                                                     --                     (19)                   (119)
Building costs                                                           --                    (145)                     --
Acquisition-related and miscellaneous expenses                          (55)                     --                    (221)
                                                                  ---------               ---------                ---------
Balance of acquisition-related accrued liabilities
      at March 31, 1999                                           $   3,570               $   1,436                $  1,060
                                                                  =========               =========                ========

     The remaining total accrued liability of $6.1 million represents, for the most part, accruals for data processing contract termination costs payable over a future period and the estimated loss on sale of excess fixed assets due to consolidation of overlapping branch locations.

NOTE 9 - ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Early adoption is permitted, however, retroactive application is prohibited. Management is in the process of evaluating the impact of this statement on its financial position and results of operations.

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 10 - PENDING ACQUISITIONS

     On November 11, 1998, Webster announced a definitive agreement to acquire Village, the holding company for Village Bank & Trust Company for $23.50 per share in a tax-free, stock-for-cash and/or stock exchange. At the time of the original announcement, Village, based in Ridgefield, Connecticut, had approximately $230 million in total assets, $152 million in loans and $215 million in deposits at six branches. Webster expects to consummate the acquisition in the second quarter of 1999 and expects to account for this transaction as a purchase.

NOTE 11 - BUSINESS SEGMENTS

     Webster has four segments for business segment reporting purposes. These segments include consumer banking, business banking, mortgage lending and treasury. The organizational hierarchies that define the business segments are periodically reviewed and revised. Results may be restated in future periods to reflect changes in methodologies and organizational structure. The following table presents the statement of operations and total assets for Webster's reportable segments.

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11 - BUSINESS SEGMENTS (continued)

Operating income and total assets by business segment are as follows:



Three Months Ended March 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                     Consumer      Business      Mortgage                      All           Total
(In thousands)                                       Banking       Banking       Lending      Treasury        Other         Segments
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                $   32,207    $    6,842    $   23,184    $    1,331    $       23     $   63,587
Provision for Loan Losses                                 180           875           945            --            --          2,000
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision                    32,027         5,967        22,239         1,331            23         61,587
Noninterest Income                                      8,917           384         2,977         1,883         3,152         17,313
Noninterest Expense                                    30,151         3,772         5,774         1,684         3,026         44,407
------------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                             10,793         2,579        19,442         1,530           149         34,493
Income Taxes                                            3,994           954         7,194           566            54         12,762
------------------------------------------------------------------------------------------------------------------------------------
Net Income After Taxes                             $    6,799    $    1,625    $   12,248    $      964    $       95     $   21,731
------------------------------------------------------------------------------------------------------------------------------------
Total Assets at Period End                         $  741,820    $  688,750    $3,644,928    $3,750,172    $   23,002     $8,848,672


Three Months Ended March 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                     Consumer      Business      Mortgage                      All           Total
(In thousands)                                       Banking       Banking       Lending      Treasury        Other         Segments
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                $   33,260    $    5,042    $   23,432    $    1,592    $       71     $   63,397
Provision for Loan Losses                                 306           322         1,272            --            --          1,900
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision                    32,954         4,720        22,160         1,592            71         61,497
Noninterest Income                                      7,460           285         1,612         3,708           770         13,835
Noninterest Expense                                    29,576         2,648         6,490         1,787         1,300         41,801
------------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                      10,838         2,357        17,282         3,513          (459)        33,531
Income Taxes                                            4,011           872         6,394         1,300          (170)        12,407
------------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) After Taxes                      $    6,827    $    1,485    $   10,888    $    2,213    $     (289)    $   21,124
------------------------------------------------------------------------------------------------------------------------------------
Total Assets at Period End                         $  794,272    $  735,028    $4,007,210    $4,240,419    $    9,688     $9,786,617

     The consumer banking segment includes consumer lending and the Bank's deposit generation and direct banking activities, which include the operation of automated teller machines and telebanking customer support, sales and small business lending. The business banking segment includes the Bank's investment in commercial and industrial loans and commercial real estate loans. The business banking segment also includes deposits and cash management activities for business banking. The mortgage lending segment includes the Bank's investment in residential real estate loan origination, servicing and secondary marketing activities. The treasury segment includes the Bank's investment in assets and liabilities managed by the treasury department and includes interest-bearing deposits, securities, FHL Bank Advances, reverse repurchase agreements and other borrowings. All other includes the results of Webster's trust and investment and insurance subsidiaries, which offer products to both consumer and business customers.

     Management allocates indirect expenses to its business segments. These expenses include administration, finance, operations and other support related functions. Net income (loss) after income taxes for the segments do not include certain income and expense categories, totaling $60,000 for the three months ended March 31, 1999 and ($1.4) million for the same period in 1998, that do not directly relate to segments. The major categories not included in segments were (on a before tax basis) interest expense of $3.7 million on debt reflected as capital at the segment level and other income not related to the segments of $2.2 million. For the three months ended March 31, 1998, the major categories not included in segments were interest expense of $3.7 million on debt reflected as capital at the segment level and other income not related to the segments of $1.5 million.

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 12 -  CORPORATION-OBLIGATED  MANDATORILY  REDEEMABLE  CAPITAL SECURITIES OF
           SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE CORPORATION

     During 1997, Webster formed a statutory business trust, Webster Capital Trust I ("Trust I"), of which Webster owns all of the common stock. Trust I exists for the sole purpose of issuing trust securities and investing the proceeds in an equivalent amount of subordinated debentures of the Corporation. On January 31, 1997, Trust I completed a $100 million underwritten public offering of 9.36% Corporation-Obligated Manditorily Redeemable Capital Securities of Webster Capital Trust I ("capital securities"). The sole asset of Trust I is the $100 million of Webster's 9.36% junior subordinated deferrable interest debentures due in 2027 ("subordinated debt securities"), purchased by Trust I on January 30, 1997.

     On April 1, 1997, Eagle Financial Capital Trust I, subsequently renamed Webster Capital Trust II ("Trust II"), completed a $50 million private placement of 10.00% capital securities. Proceeds from the issue were invested by Trust II in junior subordinated deferrable debentures issued by Eagle due in 2027. These debentures represent the sole assets of Trust II.

     The subordinated debt securities are unsecured obligations of Webster and are subordinate and junior in right of payment to all present and future senior indebtedness of Webster. Webster has entered into guarantees, which together with Webster's obligations under the subordinated debt securities and the declarations of trust governing Trust I and Trust II, including its obligations to pay costs, expenses, debts and liabilities (other than trust securities), provides a full and unconditional guarantee of amounts on the capital securities.

NOTE 13 - INCOME TAXES

     The State of Connecticut enacted tax law changes in May 1998, allowing for the formation of a Passive Investment Company ("PIC") by financial institutions. This new legislation exempts Passive Investment Companies from state income taxation in Connecticut, and exempts from inclusion in Connecticut taxable income the dividends paid from a passive investment company to a related financial institution. Webster Bank qualifies as a financial institution under the new statute, and incorporated Webster Mortgage Investment Corporation ("WMIC") to qualify as a PIC. WMIC began operations in the first quarter of 1999. Webster's operation of a PIC subsidiary is expected to significantly reduce its Connecticut tax liability in 1999. Webster Mortgage Investment Corporation is a wholly owned subsidiary of Webster Bank.

NOTE 14 - SUBSEQUENT EVENTS

     On November 4, 1998, Webster announced a definitive agreement to acquire Maritime for $26.67 per share in a tax-free, stock-for-stock exchange. At the time of the original announcement, Maritime, based in Essex, Connecticut, had approximately $100 million in total assets and $90 million in deposits at three branches. Webster consummated the acquisition on April 21, 1999, and accounted for this transaction as a purchase.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

GENERAL
-------

     Webster Financial Corporation ("Webster" or the "Corporation"), through its subsidiaries, Webster Bank (the "Bank") and Damman Insurance Associates ("Damman"), delivers financial services to individuals, families and businesses throughout Connecticut. Webster emphasizes five business lines - consumer banking, business banking, mortgage lending, trust and investment services, and insurance services, each supported by centralized administration and operations. Webster has grown significantly in recent years, primarily through a series of acquisitions which have expanded and strengthened its franchise.

CHANGES IN FINANCIAL CONDITION
------------------------------

     Total assets were $8.8 billion at March 31, 1999, as compared to $9.0 billion at December 31, 1998. The decrease of $185.2 million or 2.05% is primarily the result of decreases in cash of $32.5 million and securities of $260.9 million partially offset by increases in interest-bearing deposits of $64.6 million and net loans of $26.5 million.

     During the first quarter of 1999, Webster's borrowings increased approximately $20.8 million. Lower cost borrowings through short-term reverse repurchase agreements and dollar roll transactions were utilized during the current quarter. FHLB advances decreased $269.2 million while other borrowings increased $290.0 million. The decrease in total deposits of $139.1 million or 2.5% was primarily attributable to a $124.6 million reduction in certificates of deposits.

     Shareholders' equity was $512.7 million at March 31, 1999 and $554.9 million at December 31, 1998. The net decrease in equity of $42.2 million is primarily due to common stock repurchases of $52.6 million and $16.6 million of other comprehensive loss due to a decline in the fair value of available for sale securities partially offset by $21.8 million of net income. At March 31, 1999, the Bank had Tier 1 leveraged, Tier 1 risk-based, and total risk-based capital ratios of 6.02%, 11.56% and 12.78%, respectively. The Bank met the regulatory capital requirements to be categorized as a "well capitalized" institution at March 31, 1999.

ASSET QUALITY
-------------

     Webster devotes significant attention to maintaining asset quality through conservative underwriting standards, active servicing of loans, aggressively managing nonaccrual assets and maintaining adequate reserve coverage on nonaccrual assets. At March 31, 1999, residential and consumer loans comprised approximately 83% of the loan portfolio. Securities transactions are executed under the guidelines of internal corporate investment policy and in adherence to applicable regulatory, federal and state regulations.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

A breakdown of loans receivable, net by type as of March 31, 1999 and December 31, 1998 follows (in thousands):


                                                                           March 31, 1999           December 31, 1998
                                                                           --------------           -----------------
Residential Mortgage Loans                                                $    3,727,087            $     3,749,152
Commercial Real Estate Loans                                                     429,379                    416,203
Commercial Loans                                                                 450,649                    401,772
Home Equity Loans                                                                430,516                    439,369
Consumer Loans                                                                    39,133                     42,122
                                                                          --------------            ---------------
     Total Loans                                                               5,076,764                  5,048,618
Allowance for Loan Losses                                                        (56,754)                   (55,109)
                                                                          --------------            ---------------
     Loans Receivable, Net                                                $    5,020,010            $     4,993,509
                                                                          ==============            ===============

     Included above at March 31, 1999 and December 31, 1998 were loans held for sale of $13.1 million and $1.7 million, respectively.

     The following table details the nonaccrual assets at March 31, 1999 and December 31, 1998 (in thousands):


                                                                           March 31, 1999           December 31, 1998
                                                                           --------------           -----------------
Loans Accounted For on a Nonaccrual Basis:
     Residential Real Estate                                                    $ 10,663                  $   9,040
     Commercial                                                                   14,088                     14,703
     Consumer                                                                      2,097                      1,636
                                                                                --------                  ---------
        Total Nonaccrual Loans                                                    26,848                     25,379

Foreclosed Properties:
     Residential and Consumer                                                      1,649                      1,153
     Commercial                                                                    1,580                      2,373
                                                                                --------                  ---------
         Total Nonaccrual Assets                                                $ 30,077                  $  28,905
                                                                                ========                  =========


     At March 31, 1999, Webster's allowance for losses on loans of $56.8 million represented 211.4% of nonaccrual loans and its total allowances for losses on nonaccrual assets of $57.0 million amounted to 188.0% of nonaccrual assets. A detail of the changes in the allowances for losses on loans and foreclosed property for the three months ended March 31, 1999 follows (in thousands):



                                                              Allowances For Losses On
                                                            -----------------------------
                                                                               Foreclosed                 Total
                                                              Loans            Properties         Allowance for Losses
                                                              -----            ----------         --------------------
    Balance at December 31, 1998                            $   55,109           $  207                  $  55,316
    Provisions for Losses                                        2,000               --                      2,000
    Losses Charged to Allowances                                  (844)              (9)                     (853)
    Recoveries Credited to Allowances                              489                9                        498
                                                            ----------           ------                  ---------
    Balance at March 31, 1999                               $   56,754           $  207                  $  56,961
                                                            ==========           ======                  =========

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

ASSET/LIABILITY MANAGEMENT

         The goal of Webster's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of risk. Webster must provide for sufficient liquidity for daily operations while maintaining mandated regulatory liquidity levels. To this end, Webster's strategies for managing interest-rate risk are responsive to changes in the interest-rate environment and market demands for particular types of deposit and loan products. Management measures interest-rate risk using simulation analyses with particular emphasis on measuring changes in the market value of portfolio equity and changes in net interest income in different interest-rate environments. Market value is measured as the net present value of future cash flows. The simulation analyses incorporate assumptions about balance sheet changes such as asset and liability growth, loan and deposit pricing and changes due to the mix and maturity of such assets and liabilities. The key assumptions relate to the behavior of interest rates and spreads, the fluctuations in product balances, and prepayment and decay rates on loans and deposits. From such simulations, interest-rate risk is quantified and appropriate strategies are formulated.

         Webster also uses as part of its asset/liability management strategy various interest-rate contracts including short futures positions, interest-rate swaps and interest-rate caps and floors. Webster utilized interest-rate financial instruments to hedge mismatches in interest-rate maturities to reduce exposure to movements in interest rates. These interest-rate financial instruments involve, to varying degrees, credit risk and market risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. Market risk is the effect of a change in interest rates or currency rates on the value of the financial instruments. The notional amount of interest-rate financial instruments is the amount upon which interest and other payments under the contract are based. For interest-rate financial instruments, the notional amount is not exchanged and therefore, the notional amounts should not be taken as a measure of credit or market risk.

         Interest-rate caps, interest-rate floors and interest-rate swaps are entered into as hedges against future interest-rate fluctuations. Webster does not trade in unmatched interest-rate contracts. Those agreements meeting the criteria for hedge accounting treatment are designated as hedges and are accounted for as such. If a contract is terminated, any unrecognized gain or loss is deferred and amortized as an adjustment to the yield of the related asset or liability over the remainder of the period that was being hedged. If the linked asset or liability is disposed of prior to the end of the period being managed, the related interest-rate contract is marked to fair value, with any resulting gain or loss recognized in current period income as an adjustment to the gain or loss on the disposal of the related asset or liability. Interest income or expense associated with interest-rate caps, floors and swaps is recorded as a component of net interest income. Interest-rate instruments that hedge Available for Sale assets are marked to fair value monthly with adjustments to shareholders' equity on a tax-effected basis.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Webster's main sources of liquidity at the holding company level are dividends from the Bank and net proceeds from capital offerings and borrowings, while the main outflows are the payment of dividends to preferred and common stockholders, repurchases of Webster's common stock and the payment of interest on borrowing lines of credit and to holders of Webster's 8 3/4% Senior Notes, Webster's 9.36% Capital Trust I Capital Securities and Webster's Capital Trust II 10.00% Capital Securities. There are certain restrictions on the payment of dividends by the Bank to Webster. The Bank is required to maintain minimum levels of liquid assets as defined by regulations adopted by the Office of Thrift Supervision ("OTS"). This requirement, which may be varied by the OTS, is based upon a percentage of net withdrawable deposits and short-term borrowings. The required liquidity ratio as revised by the OTS is currently 4.00% and the Bank's liquidity ratio at March 31, 1999 exceeded the requirement. Webster Bank is also required by regulation to maintain sufficient liquidity to ensure safe and sound operations. Adequate liquidity as assessed by the OTS may vary from institution to institution depending on such factors as the institution's overall asset/liability structure, market conditions, competition and the requirements of the institution's deposit and loan customers. The OTS considers both an institution's adherence to the liquidity ratio requirement, as well as safety and soundness issues, in assessing whether an institution has sufficient liquidity.

     Webster Bank had mortgage commitments outstanding of $137.1 million, non-mortgage commitments of $16.1 million, unused home equity credit lines of $311.6 million and commercial lines and letters of credit of $337.9 million at March 31, 1999.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

GENERAL
-------

     Net income for the three month period ended March 31, 1999 was $21.8 million or $.59 per diluted share compared to $19.7 million or $.50 per diluted share for the same period ended March 31, 1998. The increase in net income of $2.1 million for the current quarter period is primarily attributable to noninterest income that increased $4.2 million, lower total tax expense of $414,000 that was partially offset by an increase in operating expenses of $2.6 million. Net interest income of $63.6 million for the current quarter period remained virtually unchanged from the same period a year ago. Lower interest income was offset by reduced interest expense for the three month period ended March 31, 1999. Earnings per share for the current quarter period benefited from a 2.3 million reduction in the number of average diluted shares due to common stock repurchases.

NET INTEREST INCOME
-------------------

     Net interest income for the three month periods ended March 31, 1999 and 1998, amounted to $63.6 million and $63.4 million, respectively. Lower total interest income and total interest expense for the current quarter period were the result of both a lower yield and volume of average funds. Interest-rate spread for the 1999 and 1998 quarter periods was 2.91% and 2.62%, respectively. The increase in interest-rate spread in the current quarter period was primarily attributable to a decrease in the cost of deposits and borrowed funds.

INTEREST INCOME
---------------

     Total interest income for the three month periods ended March 31, 1999 and 1998, was $145.9 million and $159.2 million, respectively. The decrease in interest income for the current quarter period is primarily the result of a decrease of $519.2 million in average loans and lower realized yields on both securities and loans. The yield on total interest-earning assets for the three month periods ended March 31, 1999 and 1998, was 6.98% and 7.18%, respectively.

INTEREST EXPENSE
----------------

     Total interest expense for the three month periods ended March 31, 1999 and 1998, was $82.3 million and $95.8 million, respectively. The reduction in interest expense for the current quarter period of $13.5 million or 14.07% is primarily the result of a 41 basis point decrease in the cost of deposits and a 53 basis point decrease in the cost of borrowed funds. Average interest-bearing liability funds were $341.7 million lower for the current year quarter, which further contributed to the reduction in total interest expense. The total cost of interest-bearing liabilities was 4.07% and 4.56%, respectively for the 1999 and 1998 first quarter periods.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     The following table shows the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned and paid by Webster.


Three Months Ended March 31,                                           1999                                 1998
----------------------------                           ------------------------------------------------------------------------
                                                           Average               Average        Average                Average
(Dollars in Thousands)                                     Balance   Interest     Yield         Balance    Interest     Yield
                                                       ------------------------------------------------------------------------
ASSETS:
INTEREST-EARNING ASSETS:
Loans                                                   $5,056,637    $93,225     7.40  %     $5,025,015    $97,858    7.80   %
Securities                                               3,324,126     52,684     6.34         3,843,314     61,341    6.39
                                                        ----------    -------     ----        ----------    -------    ----
     TOTAL INTEREST-EARNING ASSETS                       8,380,763    145,909     6.98         8,868,329    159,199    7.18
                                                                      -------                               -------
Noninterest-Earning Assets                                 575,326                               515,357
                                                       -----------                          ------------
     TOTAL ASSETS                                       $8,956,089                            $9,383,686
                                                        ==========                            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST-BEARING LIABILITIES:
Deposits                                                $5,547,148     48,580     3.86        $5,748,467     56,675    4.27
Borrowings                                               2,596,426     33,742     5.27         2,736,770     39,127    5.80
                                                        ----------    -------     ----      ------------    -------    ----
     TOTAL INTEREST-BEARING LIABILITIES                  8,143,574     82,322     4.07         8,485,237     95,802    4.56
                                                                      -------                               -------
Noninterest-Bearing Liabilities                             77,996                               159,537
                                                     -------------                         -------------
     TOTAL LIABILITIES                                   8,221,570                             8,644,774
Capital Securities and Preferred Stock of
  Subsidiary Corporation                                   199,784                               198,221
SHAREHOLDERS' EQUITY                                       534,735                               540,691
                                                      ------------                          ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $8,956,089                            $9,383,686
                                                        ==========                            ==========
NET INTEREST INCOME                                                   $63,587                               $63,397
                                                                      =======                               =======
INTEREST RATE SPREAD                                                              2.91  %                              2.62   %
                                                                                  =======                              ========
NET YIELD ON AVERAGE INTEREST-EARNING ASSETS                                      3.03  %                              2.87   %
                                                                                  =======                              ========

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES
-------------------------

     The provision for loans losses was $2.0 million and $1.9 million, respectively for the three month periods ended March 31, 1999 and 1998. At March 31, 1999 the allowance for loan losses was $56.8 million and represented 206.4% of nonaccrual loans, compared to $61.2 million and 142.0%, respectively, a year earlier.

NONINTEREST INCOME
------------------

     Total noninterest income increased $4.2 million or 27.2% when the quarter ended March 31, 1999 is compared to the same quarter in 1998. The increase for the current quarter is primarily attributable to a $3.4 million or 35.5% increase in fees and service charges and $1.7 million increase in other noninterest income due to income earned on life insurance. Realized net gains on the sale of securities and loans decreased $852,000 for the current year period.

NONINTEREST EXPENSES
--------------------

     Total noninterest expenses for the three month periods ended March 31, 1999 and 1998, was $48.1 million and $45.5 million, respectively. The $2.6 million or 5.7% increase for the current quarter period was the result of higher costs for salaries and benefits of $1.4 million, occupancy expense of $462,000, furniture and fixtures expense of $315,000, marketing expenses of $258,000 and intangible assets amortization. These unfavorable variances were partially offset by a favorable $465,000 variance in foreclosure expenses.

INCOME TAXES
------------

     Total income tax expense for the current period was $11.2 million reflecting an approximate effective tax rate of 34% as compared to $11.6 million or 37% effective tax rate for the same period in 1998. During the first quarter of 1999, Webster formed a Connecticut Passive Investment Company. The State of Connecticut enacted tax law changes in May 1998, allowing for the formation of a Passive Investment Company ("PIC") by financial institutions. This new legislation exempts Passive Investment Companies from state income taxation in Connecticut, and exempts from inclusion in Connecticut taxable income the dividends paid from a passive investment company to a related financial institution. Webster Bank qualifies as a financial institution under the new statute. The legislation was effective for tax years beginning on or after January 1, 1999.

Webster Financial Corporation and Subsidiaries

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

     The following table details the estimated market value of Webster's financial assets at March 31, 1999 if interest rates instantaneously increase or decrease 100 basis points.

                                                       Book             Market         Estimated Market        Value Impact
                                                       Value             Value              -100 BP               +100 BP
                                                  -------------------------------------------------------------------------
Interest-Sensitive Assets
     Trading                                      $     73,971       $     73,971       $       (84)           $   (1,236)
     Non-Trading                                     8,114,108          8,144,105           142,519              (204,539)
Interest-Sensitive Liabilities                       8,246,046          8,128,046          (122,350)              116,058


     The table above excludes earning assets that are not directly impacted by changes in interest rates. These assets include equity securities of $219.5 million (See Note 2 to Consolidated Financial Statements) and nonaccrual loans of $26.8 million (See "Asset Quality" within the MD&A). Values for mortgage servicing rights have been included in the table above as changes in interest rates affect the valuation of the servicing rights. Equity securities and nonaccrual assets not included in the above table are, however, subject to fluctuations in market value based on other risks.

     Based on Webster's asset/liability mix at March 31, 1999, Management's sensitivity analysis of the effects of changing interest rates estimates that an instantaneous 100 basis point increase in interest rates would decrease net interest income over the next twelve months by about 5.7% and an instantaneous 100 basis point decline in interest rates would increase net interest income over the next twelve months by about 1.0%. The above estimated market values are subject to factors that could cause actual results to differ from such projections and estimates.

FORWARD LOOKING STATEMENTS
--------------------------

     Statements in the sections captioned "Management's Discussion and Analysis of Consolidated Financial Statements," "Quantitative and Qualitative Disclosures about Market Risk" and "Year 2000 Readiness Disclosure Statement" are forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from those management expectations, projections and estimates. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of Webster's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting Webster's operations, markets, products, services and prices. Such developments could have an adverse impact on Webster's financial position and results of operations.

Webster Financial Corporation and Subsidiaries

YEAR 2000 READINESS DISCLOSURE STATEMENT

--------------------------------------------------------------------------------

     The Corporation's overall Year 2000 project plan continues to meet regulatory requirements and targeted objectives. The following discussion addresses the current status of the project and updates the 1998 Annual Report Year 2000 Readiness Disclosure Statement.

I.  THE CORPORATION'S STATE OF READINESS

     During the first quarter of 1999, the Corporation focused on completing the validation of mission critical applications. At March 31, 1999, validation of 98% of identified core functionality was completed. One mission critical application, originally targeted for completion by March 31, 1999, is now anticipated to be completed by June 30, 1999. The third party vendor supplied update has been installed, test scripts have been revised, and testing is in progress.

     All identified non-information technology systems, including vaults, security, and environmental systems, have been upgraded for Year 2000 compliance. Automated teller machines (ATM's) were anticipated to be Year 2000 compliant by March 31, 1999, but are now anticipated to be compliant by June 30, 1999. Year 2000 upgrades have been received but not installed.

     The Corporation has not made any significant revisions to the Year 2000 project plan as reported in the 1998 Annual Report and anticipates meeting the June 30, 1999 target date for completion of the validation and implementation phases.

II.  THE COSTS TO ADDRESS THE CORPORATION'S YEAR 2000 ISSUES

     At March 31, 1999, the Corporation's estimated total direct costs for Year 2000 remediation is approximately $1.2 million. Approximately $650,000 of direct costs have been incurred to date. Included in these direct costs, are expenses related to the replacement or upgrade of hardware and software that amounted to approximately $145,000 and expenses related to consulting services for Year 2000 management and systems testing that amounted to approximately $488,000. During the next nine months, the Corporation anticipates Year 2000 readiness direct expenses to total approximately $370,000.

III.  THE RISKS OF THE CORPORATION'S YEAR 2000 ISSUES

     During  the  first  quarter  of  1999,  the   Corporation   developed  risk
assessments and strategies for each line of business for core business processes. Contingency plans were developed for potential business disruptions resulting from problems encountered with internal operations and infrastructure or external connections. The Corporation will continue to identify and revise potential scenarios during 1999 as needed.

IV.  THE CORPORATION'S CONTINGENCY PLANS

     At March 31, 1999, the Corporation has completed contingency plans for 98% of identified core business functions. Contingency planning is scenario-driven and focuses on risk assessment, alternate solutions for business resumption and approaches to minimize the impact of each scenario. Testing and validation of contingency plans is anticipated to be completed by June 30, 1999. Contingency plans will continue to be reviewed and refined during 1999 and as changes in the external environment occur.

     During the mid-December 1999 through mid-January 2000 period, the Corporation will take an event management approach intended to ensure a state of readiness. Event management plans will continue to be reviewed and refined during 1999.

Webster Financial Corporation and Subsidiaries

--------------------------------------------------------------------------------


                           PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS - Not Applicable

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          (a)  Not Applicable.

          (b)  Not Applicable.

          (c) In January 1999, as part of Webster's acquisition of Access National Mortgage, Inc. ("Access"), Webster issued 125,998 shares of its common stock valued at approximately $3.5 million. The issuance was a private placement to the stockholders of Access pursuant to the Agreeement and Plan of Merger, dated as of November 13, 1998, among Webster, Access and the stockholders of Access. The offer and sale of the stock satisfied the requirements of Section 4(2) of the Securities Act of 1933, as amended (transactions by an issuer not involving any public offering).

          (d)  Not Applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES -  Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable

Item 5.   OTHER INFORMATION - Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

          Exhibit No.         Description
          -----------         -----------
             27               Financial Data Tables.

          (b)  Reports on Form 8-K

          Webster filed the following Current Report on Form 8-K with the Securities and Exchange Commission (the "SEC") during the quarter ended March 31, 1999:

          Current Report on Form 8-K filed with the SEC on February 25, 1999 (date of report January 29, 1999) (announcing the date of Webster's 1999 Annual Meeting of Shareholders).

Webster Financial Corporation and Subsidiaries

--------------------------------------------------------------------------------




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          WEBSTER FINANCIAL CORPORATION
                          -----------------------------
                                    Registrant







Date:  May 14, 1999              By:    /s/ John V. Brennan
      ---------------------            ------------------------------------
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