Form 10-Q
period 1999-06-30
WEBSTER FINANCIAL CORP
filed 1999-08-13
CIK 801337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ending                     JUNE 30, 1999
                               -------------------------------------------------
                                       or
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from                       to
                               --------------------       ----------------------
Commission File Number:                    0-15213
                               ---------------------------------------


                          WEBSTER FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                             06-1187536
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

Webster  Plaza, Waterbury, Connecticut                          06720
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

                                                              [X] Yes  [   ]  No


      Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.


  Common Stock (par value $ .01)                 38,064,716 SHARES
----------------------------------   -------------------------------------------
               Class                  Issued and Outstanding at August 5, 1999

Webster Financial Corporation and Subsidiaries

--------------------------------------------------------------------------------




                                      INDEX



                                                                                                                   PAGE NO.
                                                                                                                   --------
PART I - FINANCIAL INFORMATION


     Consolidated Statements of Condition at June 30, 1999 and December 31, 1998                                       3


     Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1999 and 1998                   4


     Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998                             5


     Condensed Notes to Consolidated Financial Statements                                                              7


     Management's Discussion and Analysis of Consolidated Financial Statements                                        16


     Quantitative and Qualitative Disclosures about Market Risk                                                       23


     Forward Looking Statements                                                                                       23


     Year 2000 Readiness Disclosure Statement                                                                         24


PART II - OTHER INFORMATION                                                                                           25



SIGNATURES                                                                                                            27


EXHIBIT INDEX                                                                                                         28

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
(Dollars in thousands, except share data)
--------------------------------------------------------------------------------



                                                                                          JUNE 30,            DECEMBER 31,
                                                                                            1999                  1998
                                                                                           ------                ------
ASSETS

Cash and Due from Depository Institutions                                           $     161,332         $     173,863
Interest-bearing Deposits                                                                   6,658                 3,560
Securities: (Note 2)
   Trading, at Fair Value                                                                  70,561                91,114
   Available for Sale, at Fair Value                                                    2,693,847             2,969,822
   Held to Maturity, (Fair Value: $338,802 in 1999;
        $404,365 in 1998)                                                                 346,826               401,154
Loans Receivable, Net                                                                   5,278,808             4,993,509
Accrued Interest Receivable                                                                55,883                55,012
Premises and Equipment, Net                                                                85,883                79,324
Foreclosed Properties, Net                                                                  3,939                 3,526
Intangible Assets                                                                         139,338                78,380
Cash Surrender Value of Life Insurance                                                    144,788               141,059
Prepaid Expenses and Other Assets                                                          69,127                43,594
                                                                                        ---------             ---------
   TOTAL ASSETS                                                                     $   9,056,990         $   9,033,917
                                                                                        =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                            $   5,719,866         $   5,651,273
Federal Home Loan Bank Advances                                                         1,394,404             1,774,560
Reverse Repurchase Agreements and Other Borrowings (Note 6)                             1,082,045               738,921
Advance Payments by Borrowers for Taxes and Insurance                                      10,976                32,293
Accrued Expenses and Other Liabilities                                                     84,684                82,414
                                                                                        ---------             ---------
   TOTAL LIABILITIES                                                                    8,291,975             8,279,461
                                                                                        ---------             ---------

Corporation-Obligated Mandatorily Redeemable Capital
   Securities of Subsidiary Trusts Holding Solely Junior Subordinated
        Debentures of the Corporation (Note 12)                                           150,000               150,000
Preferred Stock of Subsidiary Corporation                                                  49,577                49,577

SHAREHOLDERS' EQUITY (NOTE 7)
   Common stock, $.01 par value:
   Authorized - 50,000,000 shares;
   Issued - 38,479,422 shares at June 30, 1999 and
        38,353,424 shares at December 31, 1998                                                385                   384
Paid-in Capital                                                                           254,102               249,819
Retained Earnings                                                                         351,352               314,791
Less Treasury Stock at cost, 470,815 shares at June 30, 1999
   and 1,026,770 shares at December 31, 1998                                             (13,286)               (27,914)
Less Employee Stock Ownership Plan Shares Purchased with Debt                             (1,128)                (1,339)
Accumulated Other Comprehensive (Loss) Income                                            (25,987)                19,138
                                                                                        ---------             ---------
   TOTAL SHAREHOLDERS' EQUITY                                                             565,438               554,879
                                                                                        ---------             ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $   9,056,990         $   9,033,917
                                                                                        =========             =========


See accompanying notes to condensed consolidated financial statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                            JUNE 30,                         JUNE 30,
                                                                           ----------                       ----------
                                                                       1999           1998             1999           1998
                                                                       ----           ----             ----           ----
INTEREST INCOME:
Loans                                                         $      95,669     $    95,035    $     188,894   $    192,893
Securities and Interest-bearing Deposits                             49,844          64,593          102,528        125,934
                                                                    -------         -------          -------        -------
   Total Interest Income                                            145,513         159,628          291,422        318,827
                                                                    -------         -------          -------        -------

INTEREST EXPENSE:
Deposits                                                             46,906          57,018           95,486        113,693
Borrowings                                                           31,519          42,959           65,261         82,086
                                                                    -------         -------          -------        -------
   Total Interest Expense                                            78,425          99,977          160,747        195,779
                                                                    -------         -------          -------        -------

NET INTEREST INCOME                                                  67,088          59,651          130,675        123,048
Provision for Loan Losses                                             2,100           1,900            4,100          3,800
                                                                    -------         -------          -------        -------
Net Interest Income After Provision for Loan Losses                  64,988          57,751          126,575        119,248
                                                                    -------         -------          -------        -------

NONINTEREST INCOME:
Fees and Service Charges                                             14,057           9,552           26,943         19,065
Gain on sale of loans and loan servicing, net                           634           2,299            1,439          2,565
Gain on sale of securities, net                                       1,712           7,028            3,419         10,126
Other noninterest income                                              3,757           2,931            7,856          5,380
                                                                    -------         -------          -------        -------
   Total noninterest income                                          20,160          21,810           39,657         37,136
                                                                    -------         -------          -------        -------

NONINTEREST EXPENSES:
Salaries and Employee Benefits                                       21,430          19,219           42,396         38,756
Occupancy Expense of Premises                                         4,434           3,892            8,771          7,767
Furniture and Equipment Expenses                                      4,799           4,271            9,481          8,638
Intangible Amortization                                               3,091           2,363            5,610          4,662
Marketing Expenses                                                    2,203           2,140            4,350          4,029
Acquisition-Related Expenses                                             --          17,400               --         17,400
Capital Securities Expense                                            3,662           3,692            7,323          7,354
Dividends on Preferred Stock of Subsidiary Corporation                  980           1,038            2,000          2,076
Other Operating Expenses (Note 5)                                     9,416           8,833           18,152         17,629
                                                                    -------         -------          -------        -------
   Total Noninterest Expenses                                        50,015          62,848           98,083        108,311
                                                                    -------         -------          -------        -------

Income Before Income Taxes                                           35,133          16,713           68,149         48,073
Income Taxes (Note 13)                                               11,946           7,313           23,171         18,952
                                                                    -------         -------          -------        -------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                     $    23,187     $     9,400      $    44,978     $   29,121
                                                                    =======          ======          =======        =======

Net Income Per Common Share: (Note 3)
   Basic                                                              $0.63           $0.25            $1.23          $0.77
   Diluted                                                            $0.61           $0.24            $1.20          $0.75

Dividends Declared Per Common Share                                   $0.12           $0.11            $0.23          $0.21

See accompanying notes to condensed consolidated financial statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                    Six Months Ended June 30,
                                                                                   1999                   1998
                                                                                 -------               --------
OPERATING ACTIVITIES:
Net Income                                                                   $    44,978            $    29,121
Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
   Provision for Loan Losses                                                       4,100                  3,800
   Provision for Foreclosed Property Losses                                           75                    245
   Provision for Depreciation and Amortization                                     6,372                  6,013
   Amortization of Securities Premiums, Net                                        1,987                  1,654
   Amortization of Hedging Costs, Net                                              2,331                  2,301
   Amortization and Write-down of Intangibles                                      5,610                  4,662
   Amortization of Mortgage Servicing Rights                                         860                    921
   Gains on Sale of Foreclosed Properties, Net                                      (319)                  (562)
   Gains on Sale of Loans and Securities, Net                                     (4,574)               (12,502)
   Gains on Trading Securities, Net                                                 (284)                  (189)
   Decrease in Trading Securities                                                 20,838                 27,140
   Loans Originated for Sale                                                    (113,640)               (17,625)
   Sale of Loans, Originated for Sale                                            111,678                 79,124
   Decrease (Increase) in Interest Receivable                                      1,134                   (384)
   Increase (Decrease) in Accrued Expenses and Other Liabilities, Net             10,302                (54,596)
   Increase in Cash Surrender Value of Life Insurance                             (3,729)                (2,212)
   (Decrease) Increase in Interest Payable                                        (7,353)                 2,484
   Decrease in Prepaid Expenses and Other Assets, Net                              6,231                  2,716
   Pooling Adjustments, Net                                                           --                  7,860
                                                                              ----------               --------
     Net Cash Provided by Operating Activities                                    86,597                 79,971
                                                                              ----------               --------

INVESTING ACTIVITIES:
   Purchases of Securities, Available for Sale                                  (529,911)            (1,498,887)
   Purchases of Securities, Held to Maturity                                        (814)               (49,717)
   Maturities of Securities                                                      177,420                 72,420
   Proceeds from Sale of Securities, Available for Sale                          211,616                872,010
   Proceeds from Sale of Securities, Held to Maturity                             15,458                     --
   Principal Collected on Securities                                             438,079                569,909
   Purchases of Life Insurance                                                        --                (87,700)
   Net (Increase) Decrease in Interest-bearing Deposits                           (1,734)                65,664
   Loans Purchased                                                                    --                (66,173)
   Net (Increase) Decrease in Loans                                              (78,766)                67,110
   Proceeds from Sale of Foreclosed Properties                                     4,067                  8,197
   Purchases of Premises and Equipment, Net                                       (5,414)               (11,497)
   Cash Received through Purchase Acquisitions                                    16,706                  1,688
                                                                              ----------               --------
     Net Cash Provided (Used) by Investing Activities                            246,707                (56,976)
                                                                              ----------               --------

FINANCING ACTIVITIES:
   Net (Decrease) Increase in Deposits                                          (214,689)                   430
   Repayment of FHLB Advances                                                 (2,037,114)            (2,645,554)
   Proceeds from FHLB Advances                                                 1,656,959              2,599,870
   Repayment of Reverse Repurchase Agreements & Other Borrowings             (16,246,699)            (5,192,771)
   Proceeds from Reverse Repurchase Agreements & Other Borrowings             16,585,065              5,218,471
   Net (Decrease) Increase in Advance Payments for Taxes and Insurance           (21,317)                 2,522
   Cash Dividends to Common and Preferred Shareholders                            (8,414)               (10,143)
   Common Stock Repurchased                                                      (65,429)               (10,305)
   Exercise of Stock Options                                                       5,803                  7,719
                                                                              ----------               --------
     Net Cash Used by Financing Activities                                      (345,835)               (29,761)
                                                                              ----------               --------
   Decrease in Cash and Cash Equivalents                                         (12,531)                (6,766)
   Cash and Cash Equivalents at Beginning of Period                              173,863                151,322
                                                                              ----------               --------
   Cash and Cash Equivalents at End of Period                                $   161,332           $    144,556
                                                                              ==========               ========

Webster Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                    -------------------------
                                                                                   1999                   1998
                                                                                 -------               --------
SUPPLEMENTAL DISCLOSURES:
     Income Taxes Paid                                                          $ 15,069               $ 25,386
     Interest Paid                                                               166,873                192,405


SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
     Transfer of loans to foreclosed properties                                    4,432                 10,963



ASSETS ACQUIRED AND LIABILITIES ASSUMED IN PURCHASE BUSINESS COMBINATIONS WERE AS FOLLOWS:



                                                             SIX MONTHS ENDED JUNE 30, 1999        SIX MONTHS ENDED JUNE 30, 1998
                                                             ------------------------------        ------------------------------
Cash and cash equivalents acquired, net of cash paid                    $    16,706                          $     1,688
Fair value of all other tangible and intangible assets acquired             354,666                                9,648
Common stock issued                                                         (77,032)                              (9,268)
                                                                        -----------                          -----------
Fair value of liabilities assumed                                       $   294,340                          $     2,066



See accompanying notes to condensed consolidated financial statements.

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results which may be expected for the year as a whole.

       Effective January 1, 1999, Webster acquired Access National Mortgage, Inc. ("Access"). On April 21, 1999, Webster acquired Maritime Bank & Trust Company ("Maritime") and on May 19, 1999, acquired Village Bancorp, Inc.
("Village"). Theses transactions were all accounted for as purchases and therefore results are reported only for the periods subsequent to the acquisition dates (see Note 7).

       These financial statements should be read in conjunction with the financial statements and notes thereto included in the Webster Financial Corporation 1998 Annual Report to Shareholders. The consolidated financial statements include the accounts of Webster Financial Corporation ("Webster") and its subsidiaries, Webster Bank (the "Bank") and Damman Insurance Associates ("Damman").


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

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (continued)

     A summary of securities follows (in thousands):

                                                  June 30, 1999                                  December 31, 1998
                                    ------------------------------------------       ---------------------------------------
                                                  Gross Unrealized                                 Gross Unrealized
                                    Amortized    -------------------     Fair        Amortized    ------------------    Fair
                                     Cost         Gains      Losses      Value         Cost        Gains     Losses     Value
                                     ----         -----      ------      -----         ----        -----     ------     -----

TRADING SECURITIES:
Mortgage-backed Securities      $     70,561(a) $    --   $     --    $   70,561     $  91,114(a) $    --  $      --  $   91,114

AVAILABLE FOR SALE PORTFOLIO:
U.S. Treasury Notes                   31,097         25       (140)       30,982        13,514        123         --      13,637
U.S. Government Agency                17,959         62        (77)       17,944        16,501        278         --      16,779
Municipal Bonds and Notes             14,689          9       (108)       14,590        14,688        516         --      15,204
Corporate Bonds and Notes             76,026         10     (5,330)       70,706        81,452        454    (2,148)      79,758
Equity Securities                    212,768      9,752     (5,299)      217,221       211,871      7,241    (4,664)     214,448
Mortgage-backed Securities         2,370,475     10,564    (47,764)    2,333,275     2,582,759     39,937    (5,248)   2,617,448
Purchased Interest-rate Contracts     13,655         --     (4,526)        9,129        15,985         --    (3,437)      12,548
                                   ---------     ------    --------    ---------     ---------     ------   --------   ---------
                                   2,736,669     20,422    (63,244)    2,693,847     2,936,770     48,549   (15,497)   2,969,822
                                   ---------     ------    --------    ---------     ---------     ------   --------   ---------

HELD TO MATURITY PORTFOLIO:
U.S. Treasury Notes                   10,845         --        (63)       10,782         2,455         12         --       2,467
U.S. Government Agency                 4,553          5         (5)        4,553         6,000         15         --       6,015
Municipal Bonds and Notes             22,649          3       (391)       22,261        12,500        347         --      12,847
Corporate Bonds and Notes            135,607         51     (6,797)      128,861       151,536      2,626    (1,171)     152,991
Mortgage-backed Securities           173,172      1,016     (2,213)      171,975       228,663      2,426    (1,044)     230,045
                                   ---------     ------    --------    ---------     ---------     ------   --------   ---------
                                     346,826      1,075     (9,469)      338,432       401,154      5,426    (2,215)     404,365
                                   ---------     ------    --------    ---------     ---------     ------   --------   ---------

   Total                        $  3,154,056    $21,497   $(72,713)   $3,102,840    $3,429,038    $53,975  $(17,712)  $3,465,301
                                   =========     ======    ========    =========     =========     ======   ========   =========

(a) Stated at fair market value.

       During the second quarter of 1999, Webster acquired Maritime and Village. At the dates of acquisition, Maritime only held available for sale securities that totaled $20.5 million and Village held available for sale securities that totaled $11.4 million and held to maturity securities that totaled $26.9 million. On a combined basis, the securities portfolio increased approximately $58.8 million due to the acquisitions.

       During the first quarter of 1999, Webster sold $15.5 million of securities classified as held to maturity, which resulted in a loss of $193,000. The securities were sold due to a regulator's request that Webster divest of the holdings as the securities did not meet regulatory guidelines, which were issued subsequent to the acquisition of the securities.


NOTE 3 - NET INCOME PER COMMON SHARE

       Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per common share is calculated by dividing adjusted net income by the weighted-average number of diluted common shares, including the effect of common stock equivalents. The common stock equivalents consist of common stock options and warrants. The weighted-average shares used in the calculation of net income per common share have been adjusted to reflect the two-for-one stock split which was effective for shareholders of record as of April 6, 1998. The weighted-average number of shares used in the computation of basic net income per common share for the three and six month periods ended June 30, 1999 was 37,095,498 and 36,682,728, respectively, and for the three and six month periods ending June 30, 1998 was 38,020,449 and 37,923,320, respectively. The weighted-average number of shares used in the computation of diluted earnings per

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



common share for the three and six month periods ended June 30, 1999 was 37,751,574 and 37,338,282, respectively, and for the three and six month periods ended June 30, 1998 was 38,798,872 and 38,679,191, respectively.

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

       The following table summarizes comprehensive income for the three and six month periods ended June 30, 1999 and 1998 (in thousands):

                                                                                     Three Months Ended         Six Months Ended
                                                                                          June 30,                 June 30,
                                                                                          --------                 --------
                                                                                      1999         1998         1999        1998
                                                                                      ----         ----         ----        ----
Net income                                                                        $   23,187     $  9,400   $   44,978  $  29,121
Other comprehensive (loss) income, net of tax
    Unrealized (losses) gains on investments available for sale:
        Unrealized holding (losses) gains arising during period
            (net of income tax (benefit) of $(14,016) and
            $(22,137) for the three and six months ended June 30,
            1999, respectively, and $1,837 and $3,595 for the three
            and six months ended  June 30, 1998, respectively)                       (27,207)       2,537      (42,972)      4,964
        Less reclassification adjustment for gains included in net income (net of income tax expense of $695 and $1,109 for
            the three and six months ended June 30, 1999, respectively, and $2,811 and $4,048 for the three and six months ended
            June 30, 1998, respectively)                                               1,348        3,882        2,153       5,590
                                                                                    ---------     --------    ---------   ---------
     Other comprehensive loss                                                        (28,555)      (1,345)     (45,125)       (626)
                                                                                    ---------     --------    ---------   ---------
     Comprehensive (loss) income                                                  $   (5,368)    $  8,055   $     (147) $   28,495
                                                                                    =========     ========    =========   ========




NOTE 5 - FORECLOSED PROPERTY EXPENSES AND PROVISIONS, NET

     Foreclosed property expenses and provisions, net are summarized as follows (in thousands):

                                                                                     Three Months Ended         Six Months Ended
                                                                                          June 30,                 June 30,
                                                                                          --------                 --------
                                                                                      1999         1998         1999        1998
                                                                                      ----         ----         ----        ----
         Gain on sale of foreclosed property, net                                   $   (108)    $    (67)    $   (319)  $    (407)
         Provision for losses on foreclosed property                                      75           37           75         245
         Rental income                                                                   (17)          (8)         (34)        (65)
         Foreclosed property expenses                                                    119          191          288         786
                                                                                        ----         ----         ----        ----
         Foreclosed property expenses and provisions, net                           $     69     $    153     $     10   $     559

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 6 - REVERSE REPURCHASE AGREEMENTS

         At June 30, 1999, Webster had short-term reverse repurchase  agreements
outstanding.   Information   concerning   borrowings  under  reverse  repurchase
agreements is summarized below (dollars in thousands):

                                                                     WEIGHTED
 BALANCE AT                                  WEIGHTED                 AVERAGE             BOOK VALUE          MARKET VALUE
JUNE 30, 1999              TERM            AVERAGE RATE            MATURITY DATE         OF COLLATERAL        OF COLLATERAL
-------------              ----            ------------            -------------         -------------        ----------------------
     $ 881,549        1 to 11 months           5.24%            Less than 2 months        $891,908               $891,512

         The securities underlying the reverse repurchase agreements are all U.S. Agency collateral and have been delivered to broker-dealers. Webster uses reverse repurchase agreements when the cost of such borrowings is less than other funding sources. The average balance and the maximum amount of outstanding short-term reverse repurchase agreements at any month-end during the 1999 second quarter was $850.8 million and $888.7 million, respectively. The outstanding balance at December 31, 1998 was $589.4 million.

NOTE 7 - SHAREHOLDERS' EQUITY

       Webster, during the second quarter 1999 period, repurchased 441,847 shares of its common stock. The total cost of the repurchased shares was $12.8 million with an average per share cost of approximately $29.07. For the six month period ended June 30, 1999, Webster repurchased 2.3 million shares of its common stock at a total cost of $65.4 million with an average per share cost of $29.04.

       On May 19, 1999, Webster consummated its acquisition of Village Bancorp, Inc. In connection with the acquisition, Webster reissued approximately 1.7 million common shares from treasury valued at $47.7 million.

       On April 21, 1999, Webster consummated its acquisition of Maritime Bank &
Trust  Company.   In  connection   with  the   acquisition,   Webster   reissued
approximately 779,000 common shares from treasury valued at $22.1 million.

       Effective January 1, 1999, Webster acquired Access National Mortgage, Inc., an Internet-based residential mortgage origination company that became a subsidiary of Webster Bank. In connection with the acquisition, Webster issued 125,998 shares of its common stock valued at approximately $3.5 million.

       Net income for the current year six month period was $45.0 million and $8.4 million has been paid in dividends to common shareholders from net earnings.


NOTE 8 - ACQUISITION-RELATED COSTS

       Webster consummated the acquisitions of Maritime and Village on April 21, 1999 and May 19, 1999, respectively. These acquisitions were accounted for as purchases, and therefore, related acquisition costs are included in the cost of the acquired company and have not impacted the statement of operations for the current period.

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       In connection with the acquisitions of Eagle Financial Corp. ("Eagle"), MidConn Bank ("MidConn"), People's Savings Financial Corp. ("People's"), and DS Bancor, Inc. ("Derby") that were completed on April 15, 1998, May 31, 1997, July 31, 1997, and January 31, 1997 Webster recorded approximately $47.2 million of acquisition-related charges. Additionally, Webster recorded an increase of $8.7 million to the provision for loan losses related to the acquisitions of Eagle, Derby and People's during 1998 and 1997, for conformity to Webster's credit policies. There are no further acquisition-related accrued liabilities related to MidConn.

The following table presents a summary of the acquisition-related accrued liabilities (in thousands):

                                                                         Derby             People's              Eagle
                                                                         -----             --------              -----
Balance of acquisition-related accrued liabilities
   at December 31, 1998                                              $   3,800             $ 1,600           $   1,400
                                                                         -----               -----               -----

Payments/Writedowns:
Compensation (severance and related costs)                                  --                  --                  --
Data processing contract termination                                      (362)                 --                  --
Branch closure costs                                                       (64)                (38)               (177)
Building costs                                                              --                (145)                 --
Acquisition-related and miscellaneous expenses                              --                  --                (220)
                                                                         -----               -----               -----
Balance of acquisition-related accrued liabilities
   at June 30, 1999                                                  $   3,374             $ 1,417           $   1,003
                                                                         =====               =====               =====

       The remaining total accrued liability of $5.8 million represents, for the most part, accruals for data processing contract termination costs payable over a future period and the estimated loss on sale of excess fixed assets due to consolidation of overlapping branch locations.


NOTE 9 - ACCOUNTING STANDARDS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Early adoption is permitted, however, retroactive application is prohibited. Management is in the process of evaluating the impact of this statement on its financial position and results of operations.

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - PENDING ACQUISITIONS

       On June 30, 1999, Webster announced a definitive agreement to acquire New England Community Bancorp, Inc. ("NECB"), in a tax-free, stock-for-stock exchange. NECB is a Connecticut based multi-bank holding company with three subsidiary Connecticut banks, one New Hampshire subsidiary bank and a mortgage company with offices in both states. Based on the terms of the agreement, NECB shareholders will receive 1.06 shares of Webster common stock for each share of NECB common stock held. Webster expects to record the transaction as a pooling of interests and record after-tax acquisition related charges of $9.3 million. The transaction is currently expected to close in the fourth quarter of 1999.


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

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - BUSINESS SEGMENTS (continued)

Operating income and total assets by business segment are as follows:

Three Months Ended June 30, 1999

                                         Consumer       Business        Mortgage            All          Total
(In thousands)                            Banking        Banking         Lending         Treasury        Other       Segments
                                          -------        -------         -------         --------        -----       --------
Net Interest Income                      $ 43,476      $  7,382        $   14,261      $    1,935      $    34      $   67,088
Provision for Loan Losses                     270           873               957              --           --           2,100
                                          -------        ------          --------        --------        -----       ---------
Net Interest Income After Provision        43,206         6,509            13,304           1,935           34          64,988
Noninterest Income                         10,217           550             2,506           4,587        2,622          20,482
Noninterest Expense                        31,886         3,517               511           5,344        3,094          44,352
                                          -------        ------          --------        --------        -----       ---------
Income Before Income Taxes                 21,537         3,542            15,299           1,178        (438)          41,118
Income Taxes                                6,998         1,127             4,618             355        (153)          12,945
                                          -------        ------          --------        --------        -----       ---------
Net Income (Loss) After Taxes            $ 14,539      $  2,415        $   10,681      $      823      $ (285)      $   28,173
                                          -------        ------          --------        --------        -----       ---------
Total Assets at Period End               $898,284      $834,909        $3,876,014      $3,424,024      $23,759      $9,056,990

Three Months Ended June 30, 1998

                                         Consumer       Business        Mortgage            All          Total
(In thousands)                            Banking        Banking         Lending         Treasury        Other       Segments
                                          -------        -------         -------         --------        -----       --------
Net Interest Income                      $ 26,288      $  8,078        $   20,001      $    5,088      $   196      $   59,651
Provision for Loan Losses                     252           262             1,386              --           --           1,900
                                          -------        ------          --------        --------        -----       ---------
Net Interest Income After Provision        26,036         7,816            18,615           5,088          196          57,751
Noninterest Income                          7,745           257             1,879           8,998        1,597          20,476
Noninterest Expense                        22,187         3,253             1,630          10,314        2,296          39,680
                                          -------        ------          --------        --------        -----       ---------
Income (Loss) Before Income Taxes          11,594         4,820            18,864           3,772        (503)          38,547
Income Taxes                                4,289         1,783             6,980           1,396        (186)          14,262
                                          -------        ------          --------        --------        -----       ---------
Net Income (Loss) After Taxes            $  7,305      $  3,037        $   11,884      $    2,376      $ (317)      $   24,285
                                          -------        ------          --------        --------        -----       ---------
Total Assets at Period End               $731,897      $501,792        $3,728,328      $4,203,443      $23,683      $9,189,143
                                          -------        ------          --------        --------        -----       ---------

Six Months Ended June 30, 1999

                                         Consumer       Business        Mortgage            All          Total
(In thousands)                            Banking        Banking         Lending         Treasury        Other       Segments
                                          -------        -------         -------         --------        -----       --------
Net Interest Income                      $ 75,682      $ 14,224        $   37,445      $    3,266      $    58      $  130,675
Provision for Loan Losses                     450         1,748             1,902              --           --           4,100
                                          -------        ------          --------        --------        -----       ---------
Net Interest Income After Provision        75,232        12,476            35,543           3,266           58         126,575
Noninterest Income                         19,135           934             5,483           6,470        5,773          37,795
Noninterest Expense                        62,037         7,289             6,285           7,028        6,120          88,759
                                          -------        ------          --------        --------        -----       ---------
Income (Loss) Before Income Taxes          32,330         6,121            34,741           2,708        (289)          75,611
Income Taxes                               10,991         2,081            11,812             921         (98)          25,707
                                          -------        ------          --------        --------        -----       ---------
Net Income (Loss) After Taxes            $ 21,339      $  4,040        $   22,929      $    1,787      $ (191)      $   49,904
                                          -------        ------          --------        --------        -----       ---------
Total Assets at Period End               $898,284      $834,909        $3,876,014      $3,424,024      $23,759      $9,056,990

Six Months Ended June 30, 1998

                                         Consumer       Business        Mortgage            All          Total
(In thousands)                            Banking        Banking         Lending         Treasury        Other       Segments
                                          -------        -------         -------         --------        -----       --------
Net Interest Income                      $ 59,548      $ 13,120        $   43,433      $    6,680      $   267      $  123,048
Provision for Loan Losses                     558           584             2,658              --           --           3,800
                                          -------        ------          --------        --------        -----       ---------
Net Interest Income After Provision        58,990        12,536            40,775           6,680          267         119,248
Noninterest Income                         15,205           542             3,491          12,706        2,367          34,311
Noninterest Expense                        51,763         5,901             8,120          12,101        3,596          81,481
                                          -------        ------          --------        --------        -----       ---------
Income (Loss) Before Income Taxes          22,432         7,177            36,146           7,285        (962)          72,078
Income Taxes                                8,300         2,655            13,374           2,696        (356)          26,669
                                          -------        ------          --------        --------        -----       ---------
Net Income (Loss) After Taxes            $ 14,132      $  4,522        $   22,772      $    4,589      $ (606)      $   45,409
                                          -------        ------          --------        --------        -----       ---------
Total Assets at Period End               $731,897      $501,792        $3,728,328      $4,203,443      $23,683      $9,189,143

       The consumer banking segment includes consumer lending and the Bank's deposit generation and direct banking activities, which include the operation of automated teller machines and telebanking customer support, sales and small business lending. The business banking segment includes the Bank's investment in commercial and

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

       Management allocates indirect expenses to its business segments. These expenses include administration, finance, operations and other support related functions. Net income (loss) after income taxes for the segments do not include certain income and expense categories, that total for the three and six month periods ended June 30, 1999, $(5.0) million and $(4.9) million, respectively, and for the same respective periods in 1998, $(14.9) million and $(16.3) million, respectively, that do not directly relate to segments. The major categories not included in segments for the three and six month periods ended June 30, 1999, were (on a before tax basis) $3.7 million and $7.3 million of capital securities expense. For the three and six month periods ended June 30, 1998, the major categories not included in the segments were capital securities expense of $3.7 million and $7.3 million and acquisition-related expense of $17.4 million.

NOTE 12 -  CORPORATION-OBLIGATED  MANDATORILY  REDEEMABLE  CAPITAL SECURITIES OF
           SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE CORPORATION

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

Webster Financial Corporation and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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


CHANGES IN FINANCIAL CONDITION

         Total assets were $9.1 billion at June 30, 1999, as compared to $9.0 billion at December 31, 1998. The increase of $23.1 million is primarily the result of increases in net loans of $285.3 million, intangibles of $61.0 million and other assets of $25.5 million partially offset by a decrease in investment securities of $350.9 million. Total assets of $310.0 million were received through the second quarter acquisitions of Maritime and Village that included net loans and investment securities of $209.5 million and $58.8 million, respectively.

         During the current year six month period, total deposits increased $68.6 million while total borrowings and escrow funds decreased $37.0 million and $21.3 million, respectively. Total liabilities of $290.0 million, including $284.5 million of deposits, were assumed through the second quarter acquisitions of Maritime and Village. Total equity increased $10.6 million for the six month period that primarily reflects net earnings of $45.0 million, a net decrease in treasury stock of $14.6 million, and an unrealized loss on securities of $45.1 million. The net decrease in treasury stock primarily reflects $65.4 million of common stock repurchases, $69.8 million related to shares reissued related to the acquisitions of Maritime and Village and $9.3 million due to the exercise of stock options. At June 30, 1999, the Bank had Tier 1 leveraged, Tier 1 risk-based, and total risk-based capital ratios of 6.09%, 11.29% and 12.54%, respectively. The Bank met the regulatory capital requirements to be categorized as a "well capitalized" institution at June 30, 1999.


ASSET QUALITY

       Webster devotes significant attention to maintaining asset quality through conservative underwriting standards, active servicing of loans, aggressively managing nonaccrual assets and maintaining adequate reserve coverage on nonaccrual assets. At June 30, 1999, residential and consumer loans comprised approximately 80% of the loan portfolio. Securities transactions are executed under the guidelines of internal corporate investment policy and in adherence to applicable regulatory, federal and state regulations.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A breakdown of loans receivable, net by type as of June 30, 1999 and December 31, 1998 follows (in thousands):

                                                                            June 30, 1999           December 31, 1998
                                                                            -------------           -----------------
Residential Mortgage Loans                                                 $   3,802,376             $    3,749,152
Commercial Real Estate Loans                                                     510,584                    416,203
Commercial Loans                                                                 534,224                    401,772
Home Equity Loans                                                                448,904                    439,369
Consumer Loans                                                                    44,099                     42,122
                                                                               ---------                  ---------
     Total Loans                                                               5,340,187                  5,048,618
Allowance for Loan Losses                                                        (61,379)                   (55,109)
                                                                               ---------                  ---------
     Loans Receivable, Net                                                 $   5,278,808             $    4,993,509
                                                                               =========                  =========

       Included above at June 30, 1999 and December 31, 1998 were loans held for sale of $11.4 million and $1.7 million, respectively.

       The following table details the nonaccrual assets at June 30, 1999 and December 31, 1998 (in thousands):

                                                                            June 30, 1999           December 31, 1998
                                                                            -------------           -----------------
Loans Accounted For on a Nonaccrual Basis:
     Residential                                                                $ 11,279                 $    9,040
     Commercial                                                                   18,383                     14,703
     Consumer                                                                      1,396                      1,636
                                                                                  ------                     ------
        Total Nonaccrual Loans                                                    31,058                     25,379

Foreclosed Properties:
     Residential and Consumer                                                      2,343                      1,153
     Commercial                                                                    1,597                      2,373
                                                                                  ------                     ------
         Total Nonaccrual Assets                                                $ 34,998                 $   28,905
                                                                                 =======                     ======

       At June 30, 1999, Webster's allowance for losses on loans of $61.4 million represented 197.6% of nonaccrual loans and its total allowances for losses on nonaccrual assets of $61.6 million amounted to 174.9% of nonaccrual assets. A detail of the changes in the allowances for losses on loans and foreclosed property for the six months ended June 30, 1999 follows (in thousands):

                                                              Allowances For Losses On
                                                                             Foreclosed                   Total
                                                               Loans         Properties           Allowance for Losses
                                                               -----         ----------           --------------------
     Balance at December 31, 1998                           $   55,109     $     207                    $   55,316
     Provisions for Losses                                       4,100            75                         4,175
     Losses Charged to Allowances                               (2,386)          (64)                       (2,450)
     Recoveries Credited to Allowances                             909             9                           918
     Allowances Received through Acquisitions                    3,647            --                         3,647
                                                                ------      --------                        ------
     Balance at June 30, 1999                               $   61,379    $     227                     $   61,606
                                                                ======      ========                        ======

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


ASSET/LIABILITY MANAGEMENT

       The goal of Webster's asset/liability management policy is to manage interest-rate risk so as to maximize net interest income over time in changing interest-rate environments while maintaining acceptable levels of risk. Webster must provide for sufficient liquidity for daily operations while maintaining mandated regulatory liquidity levels. To this end, Webster's strategies for managing interest-rate risk are responsive to changes in the interest-rate environment and market demands for particular types of deposit and loan products. Management measures interest-rate risk using simulation analyses with particular emphasis on measuring changes in the market value of portfolio equity and changes in net interest income in different interest-rate environments. Market value is measured as the net present value of future cash flows. The simulation analyses incorporate assumptions about balance sheet changes, such as asset and liability growth, loan and deposit pricing and changes due to the mix and maturity of such assets and liabilities. The key assumptions relate to the behavior of interest rates and spreads, the fluctuations in product balances, and prepayment and decay rates on loans and deposits. From such simulations, interest-rate risk is quantified and appropriate strategies are formulated.

       Webster also uses as part of its asset/liability management strategy various interest-rate contracts including short futures positions, interest-rate swaps and interest-rate caps and floors. Webster utilized interest-rate financial instruments to hedge mismatches in interest-rate maturities to reduce exposure to movements in interest rates. These interest-rate financial instruments involve, to varying degrees, credit risk and market risk. Credit risk is the possibility that a loss may occur if a counterpart to a transaction fails to perform according to the terms of the contract. Market risk is the effect of a change in interest rates or currency rates on the value of the financial instruments. The notional amount of interest-rate financial instruments is the amount upon which interest and other payments under the contract are based. For interest-rate financial instruments, the notional amount is not exchanged and therefore, the notional amounts should not be taken as a measure of credit or market risk.

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

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

       Webster's main sources of liquidity at the holding company level are dividends received from the Bank and net proceeds from capital offerings and borrowings, while the main outflows are the payment of dividends to preferred and common shareholders, repurchases of Webster's common stock and the payment of interest on borrowing lines of credit and to holders of Webster's 8 3/4% Senior Notes, Webster's 9.36% Capital Trust I Capital Securities and Webster's Capital Trust II 10.00% Capital Securities. There are certain restrictions on the payment of dividends by the Bank to Webster. The Bank is required to maintain minimum levels of liquid assets as defined by regulations adopted by the Office of Thrift Supervision ("OTS"). This requirement, which may be varied by the OTS, is based upon a percentage of net withdrawable deposits and short-term borrowings. The required liquidity ratio as revised by the OTS is currently 4.00% and the Bank's liquidity ratio at June 30, 1999 exceeded the requirement. Webster Bank is also required by regulation to maintain sufficient liquidity to ensure safe and sound operations. Adequate liquidity as assessed by the OTS may vary from institution to institution depending on such factors as the institution's overall asset/liability structure, market conditions, competition and the requirements of the institution's deposit and loan customers. The OTS considers both an institution's adherence to the liquidity ratio requirement, as well as safety and soundness issues, in assessing whether an institution has sufficient liquidity.

       Webster Bank had mortgage commitments outstanding of $152.8 million, other non-mortgage loan commitments of $33.0 million, unused home equity credit lines of $328.3 million and commercial lines and letters of credit of $413.3 million at June 30, 1999.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

GENERAL

         Net income for the three month period ended June 30, 1999 was $23.2 million or $.61 per diluted share compared to $22.6 million or $.58 per diluted share for the previous year respective period, adjusting for after tax acquisition-related expenses of $13.2 million in 1998. Net income for the six month period ended June 30, 1999, was $45.0 million or $1.20 per diluted share compared to $42.3 million or $1.09 per diluted share for the previous year respective period, adjusting for after tax acquisition-related expenses of $13.2 million. In general, higher net income for the current year three and six month periods, was primarily the result of higher net interest income and fees and service charges income combined with lower operating expenses.

NET INTEREST INCOME

         Net interest income for the three and six month periods ended June 30, 1999 amounted to $67.1 million and $130.7 million, respectively, compared to $59.7 million and $123.0 million for the respective periods in 1998. Total interest income for the current year three and six month periods compared to the same periods in 1998 decreased $14.1 million and $27.4 million, respectively, while decreases in total interest expense of $21.6 million and $35.0 million, respectively more than offset the decreases in total interest income. Net interest rate spread for the three and six month periods ended June 30, 1999 was 3.07% and 2.99%, respectively as compared to 2.48% and 2.59% for the same periods in the previous year. The improved net interest rate spreads for the current year periods are the result of higher yields on our securities portfolio and lower costs on total interest-bearing liabilities.

INTEREST INCOME

       Total interest income for the three and six month periods ended June 30, 1999, was $145.5 million and $291.4 million, respectively compared to $159.6 million and $318.8 million. The decreases in total interest income for the current year periods is primarily related to securities and interest-bearing deposits that had a combined lower average balance of approximately $1.0 billion when compared to the prior year. Total interest income from loans remained relatively unchanged as lower rates were offset by a higher average balance for the current year periods.

INTEREST EXPENSE

       Total interest expense for the three and six month periods ended June 30, 1999, was $78.4 million and $160.7 million, respectively, compared to $100.0 million and $195.8 million. The total cost of funds for the three and six months periods ended June 30, 1999 was 3.88% and 3.97% as compared to 4.52% and 4.51%, respectively, for the same periods one year earlier. The decreases in total interest expense for the current year three and six month periods as compared to one year earlier, are the results of a lower volume of average interest-bearing liabilities of $692.2 million and $524.9 million, respectively, as well as a reduction in the total rate incurred on total interest-bearing liabilities. Reduced interest expense on total borrowings for the current year periods as compared to the previous year same periods was $11.4 million and $16.8 million. The rates incurred on total borrowings for the 1999 three and six month periods were 5.16% and 5.22%, respectively, as compared to 5.68% and 5.74 %, respectively, for the previous year same periods. Interest rates incurred on total deposits were 3.65% and 4.23% and 3.76% and 4.21% for the three and six month periods ended in 1999 and 1998, respectively.

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
The following table shows the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned and paid by Webster.

THREE MONTHS ENDED JUNE 30,                                           1999                                 1998
---------------------------                                           -----                               ------
                                                          AVERAGE                AVERAGE      AVERAGE                AVERAGE
(Dollars in thousands)                                    BALANCE    INTEREST     YIELD       BALANCE     INTEREST    YIELD
                                                          -------    --------    -------      -------     --------   -------
ASSETS:
INTEREST-EARNING ASSETS:
Loans                                                $   5,220,629 $   95,669     7.34 %  $   4,953,184 $   95,035    7.66 %
Securities                                               3,159,790     49,844     6.31        4,160,018     64,593    6.21
                                                         ---------     ------     ----        ---------    -------    ----
     TOTAL INTEREST-EARNING ASSETS                       8,380,419    145,513     6.95        9,113,202    159,628    7.00
                                                                      -------                              -------
Noninterest-Earning Assets                                 544,095                              496,665
                                                          --------                             --------
     TOTAL ASSETS                                     $  8,924,514                        $   9,609,867
                                                         =========                            =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST-BEARING LIABILITIES:
Deposits                                             $   5,643,329     46,906     3.65 %  $   5,789,534     57,018    3.93 %
Borrowings                                               2,448,044     31,519     5.16        2,994,007     42,959    5.68
                                                         ---------     ------     ----        ---------    -------    ----
     TOTAL INTEREST-BEARING LIABILITIES                  8,091,373     78,425     3.88        8,783,541     99,977    4.52
                                                                       ------                 ---------    -------
Noninterest-Bearing Liabilities                            104,071                               99,057
                                                          --------                              -------
     TOTAL LIABILITIES                                   8,195,444                            8,882,598
Capital Securities and Preferred Stock of
  Subsidiary Corporation                                   199,577                              199,577
SHAREHOLDERS' EQUITY                                       529,493                              527,692
                                                          --------                             --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $   8,924,514                        $   9,609,867
                                                         =========                            =========
NET INTEREST INCOME                                                $   67,088                            $  59,651
                                                                       ======                              =======
INTEREST RATE SPREAD                                                              3.07 %                              2.48 %
                                                                                  ====                                ====
NET YIELD ON AVERAGE INTEREST-EARNING ASSETS                                      3.20 %                              2.64 %
                                                                                  ====                                ====

--------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30,                                             1999                                 1998
-------------------------                                             -----                               ------
                                                          AVERAGE                AVERAGE      AVERAGE                AVERAGE
(Dollars in thousands)                                    BALANCE    INTEREST     YIELD       BALANCE     INTEREST    YIELD
                                                          -------    --------    -------      -------     --------   -------
ASSETS:
INTEREST-EARNING ASSETS:
Loans                                                $   5,139,085 $  188,894     7.37 %   $  4,766,579 $  192,893    8.09 %
Securities                                               3,241,505    102,528     6.33        4,220,979    125,934    5.97
                                                         ---------    -------     ----        ---------    -------    ----
     TOTAL INTEREST-EARNING ASSETS                       8,380,590    291,422     6.96        8,987,558    318,827    7.10
                                                                      -------                              -------
Noninterest-Earning Assets                                 559,624                              484,309
                                                          --------                             --------
     TOTAL ASSETS                                    $   8,940,214                         $  9,471,867
                                                         =========                            =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST-BEARING LIABILITIES:
Deposits                                             $   5,595,504 $   95,486     3.76 %   $  5,796,915    113,693    4.21
Borrowings                                               2,521,825     65,261     5.22        2,845,271     82,086    5.74
                                                         ---------     ------     ----        ---------    -------    ----
     TOTAL INTEREST-BEARING LIABILITIES                  8,117,329    160,747     3.97        8,642,186    195,779    4.51
                                                                      -------                              -------
Noninterest-Bearing Liabilities                             91,209                              137,185
                                                           -------                             --------
     TOTAL LIABILITIES                                   8,208,538                            8,779,371
Capital Securities and Preferred Stock of
  Subsidiary Corporation                                   199,577                              174,992
SHAREHOLDERS' EQUITY                                       532,099                              517,504
                                                          --------                             --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $   8,940,214                         $  9,471,867
                                                         =========                            =========
NET INTEREST INCOME                                                $  130,675                           $  123,048
                                                                      =======                              =======
INTEREST RATE SPREAD                                                              2.99 %                              2.59 %
                                                                                  ====                                ====
NET YIELD ON AVERAGE INTEREST-EARNING ASSETS                                      3.12 %                              2.76 %
                                                                                  ====                                ====

                                       21

Webster Financial Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $2.1 million and $4.1 million, respectively, for the three and six month periods ended June 30, 1999 compared to $1.9 million and $3.8 million for the respective periods in 1998. At June 30, 1999 the allowance for loan losses totaled $61.4 million and represented 197.6% of non-accrual loans compared to $57.1 million and 190.7% at June 30, 1998.

NONINTEREST INCOME

         Total noninterest income for the three and six months ended June 30, 1999 totaled $20.2 million and $39.7 million, respectively, compared to $21.8 million and $37.1 million for the respective periods in 1998. When the three month periods are compared, reduced income for the current period of $1.6 million is due to primarily from lower income from net gains on the sale of loans and investments of $7.0 million that was partially offset by increased fee and service charge income of $4.5 million and other income of $826,000. During the second quarter of 1998, $350 million of securities, most of which were mortgage securities with relatively narrow spreads to wholesale funding, were sold and largely accounts for the higher net gains for the previous year period. When the six month periods are compared, noninterest income for the current year period was $2.5 million higher due to increased income from fees and service charges of $7.9 million and other income of $2.5 million that more than offset reduced net gains from loan and securities sales income.

NONINTEREST EXPENSES

         Total noninterest expenses for the three and six month periods ended June 30, 1999 totaled $50.0 million and $98.1 million, respectively, compared to $62.8 million and $108.3 million, respectively, for the same periods in 1998. Included in noninterest expenses for the prior year periods is $17.4 million of acquisition related expenses. On an adjusted basis, operating expenses for the current year three and six month periods increased $4.6 million and $7.2 million, respectively, as compared to the same periods in 1998. While virtually all operating expenses increased for the current periods, salaries and benefits, occupancy and intangible amortization were the most significant. The increases in noninterest expenses for the current year periods is primarily due to expenses resulting from the acquisitions of Maritime and Village in the second quarter of 1999, Access National Mortgage, Inc. ("Access") in the first quarter of 1999 and Eagle Financial Corp. ("Eagle"), and Damman Insurance Associates ("Damman") in the second quarter of 1998.

INCOME TAXES

       Total income tax expense for the current three and six month periods was $11.9 million and $23.2 million as compared to $7.3 million and $19.0 million for the same periods in 1998. Tax expenses for the 1999 periods are higher than the corresponding 1998 periods because of higher income before income taxes. The effective tax rate is approximately 34% for the three and six month periods in 1999 as compared to 44% and 39% in the same periods a year ago. During the first quarter of 1999, Webster formed a Connecticut Passive Investment Company. The State of Connecticut enacted tax law changes in May 1998, allowing for the formation of a Passive Investment Company ("PIC") by financial institutions. This new legislation exempts Passive Investment Companies from state income taxation in Connecticut, and exempts from inclusion in Connecticut taxable income the dividends paid from a passive investment company to a related financial institution. Webster Bank qualifies as a financial institution under the new statute. The legislation was effective for tax years beginning on or after January 1, 1999.

Webster Financial Corporation and Subsidiaries

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------


The  following   table   details  the   estimated   market  value  of  Webster's
interest-sensitive assets and interest-sensitive liabilities at June 30, 1999 if interest rates instantaneously increase or decrease 100 basis points.


                                                       Book            Market             Estimated Market Value Impact
                                                      Value             Value             -100 BP              +100 BP
                                                      -----             -----             -------              -------
Interest-sensitive assets
    Trading                                       $     70,561     $      70,561       $       525          $    (1,165)
    Non-trading                                      8,346,844         8,099,095           199,871             (247,505)
Interest-sensitive liabilities                       8,395,892         8,213,315           (31,371)             207,037


       The table above excludes earning assets that are not directly impacted by changes in interest rates. These assets include equity securities of $217.2 million (See Note 2 to Consolidated Financial Statements) and nonaccrual loans of $31.1 million (See "Asset Quality" within the MD&A). Values for mortgage servicing rights have been included in the table above as changes in interest rates affect the valuation of the servicing rights. Equity securities and nonaccrual assets not included in the above table are, however, subject to fluctuations in market value based on other risks.

       Based on Webster's asset/liability mix at June 30, 1999, management's net interest income sensitivity analysis of the effects of changing interest rates estimates that an instantaneous 100 basis point increase in interest rates would decrease net interest income over the next twelve months by about 4.7% and an instantaneous 100 basis point decline in interest rates would increase net interest income over the next twelve months by about 3.6%. The above estimated market values are subject to factors that could cause actual results to differ from such projections and estimates.

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

Webster Financial Corporation and Subsidiaries

YEAR 2000 READINESS DISCLOSURE STATEMENT
--------------------------------------------------------------------------------

The Corporation's overall Year 2000 project plan continues to meet regulatory requirements and targeted objectives. The following discussion addresses the status of the project as of June 30, 1999.


I.     THE CORPORATION'S STATE OF READINESS

       During the second quarter of 1999, the Corporation focused on completing the validation of core functionality on mission critical applications. At June 30, 1999, validation of 100% of identified core functionality was completed. The Corporation has not made any significant revisions to the Year 2000 project plan as reported in the 1998 Annual Report and has met the June 30, 1999 target date for completion of the validation and implementation phases for core business systems.

II.  THE COSTS TO ADDRESS THE CORPORATION'S YEAR 2000 ISSUES

       At June 30, 1999, the Corporation's estimated total direct costs for Year 2000 remediation remains at approximately $1 million. Approximately $760,000 of direct costs have been incurred to date. Included in these direct costs, are expenses related to the replacement or upgrade of hardware and software that amounted to approximately $145,000 and expenses related to consulting services for Year 2000 management and systems testing that amounted to approximately $613,000. During the next 6 months, the Corporation anticipates Year 2000 readiness direct expenses to total approximately $240,000.

III.   THE RISKS OF THE CORPORATION'S YEAR 2000 ISSUES

       During the second quarter of 1999, the Corporation continued to focus on Contingency planning for potential business disruptions resulting from problems encountered with internal operations and infrastructure or external connections. The Corporation will continue to identify and revise potential scenarios during 1999 as needed.

IV.    THE CORPORATION'S CONTINGENCY PLANS

       At June 30, 1999, the Corporation has completed contingency plans for identified core business functions. Contingency planning is scenario-driven and focuses on risk assessment, alternate solutions for business resumption and approaches to minimize the impact of each scenario. Testing and validation of contingency plans is substantially complete. Contingency plans will continue to be reviewed and refined during 1999 and as changes in the external environment occur. During the mid-December 1999 through mid-January 2000 period, the Corporation is taking an event management approach intended to ensure a state of readiness. Event management plans will continue to be reviewed and refined during 1999.

Webster Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------


                           PART II - OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS - Not Applicable.

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS - Not Applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES - Not Applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) The Annual Meeting of Shareholders was held on April 22, 1999.

           (b)  Achille A. Apicella,  George T. Carpenter,  John J. Crawford and
                C. Michael Jacobi were re-elected as directors at the annual meeting. Continuing directors include: Richard H. Alden, Joel S. Becker, O. Joseph Bizzozero, Jr., Harry P. DiAdamo, Jr., Robert
                A. Finkenzeller, John F. McCarthy, James C. Smith and Sister Marguerite Waite.

           (c) The following matters were voted upon and approved by the Registrant's shareholders at the 1999 annual meeting on April 22, 1999: (i) election of four directors to serve a three year term (Proposal 1); and (ii) ratification of the appointment of KPMG LLP as independent auditors of Webster for the year ending December 31, 1999 (Proposal 2). As to Proposal 1, Achille A.
                Apicella received 31,756,912 votes for election and 226,810 votes were withheld; George T. Carpenter received 31,746,197 votes for election and 237,525 votes were withheld; John J. Crawford received 31,760,893 votes for election and 222,829 votes were withheld; and C. Michael Jacobi received 31,760,336 votes for election and 223,386 votes were withheld. There were no abstentions or broker non-votes for any of the nominees. As to Proposal 2, shareholders cast 31,718,313 votes for, 139,853 against, 125,556 abstentions, and 0 broker non-votes.


           (d)  Not Applicable.

Item 5.    OTHER INFORMATION - None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                Exhibit No.         Description
                -----------         -----------
                    3               Bylaws of Webster Financial Corporation, as amended.

                   27               Financial Data Tables.

           (b)  Reports on Form 8-K

           Webster filed the following Current Reports on Form 8-K with the Securities and Exchange Commission (the ("SEC") during the quarter ended June 30, 1999:

Webster Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------

Current Report on Form 8-K filed with the SEC on April 9, 1999 (date of report April 6, 1999) (announcing regulatory approval of Webster's proposed acquisition of Maritime Bank & Trust Company and the exchange ratio for the transaction).

Current Report on Form 8-K filed with the SEC on May 6, 1999 (date of report April 21, 1999) (announcing the completion of Webster's acquisition of Maritime Bank & Trust Company, regulatory and shareholder approval of Webster's proposed acquisition of Village Bancorp, Inc. and the exchange ratio for the Village transaction).

Current Report on Form 8-K filed with the SEC on July 13, 1999 (date of report June 29, 1999) (regarding the announcement of Webster's proposed acquisition of New England Community Bancorp, Inc.).

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

                                      WEBSTER FINANCIAL CORPORATION
                                      -----------------------------
                                               Registrant



Date: August 13, 1999                 By:
                                         ---------------------------------------
                                           John V. Brennan
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer
                                          (Principal Financial Officer and
                                           Principal Accounting Officer)

Webster Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------

                                  EXHIBIT INDEX



         Exhibit  No.      Description
         ------------      -----------
               3           Bylaws of Webster Financial Corporation, as amended.

              27           Financial Data Tables.