Form 10-Q
period 1999-09-30
WEBSTER FINANCIAL CORP
filed 1999-11-12
CIK 801337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ending                    SEPTEMBER 30, 1999
                              --------------------------------------------------

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to
                                  -------------------      ---------------------

Commission File Number:                        0-15213
                       ---------------------------------------------------------


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



                                 (203) 578-2592
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




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

                                                          [X]  Yes       [ ]  No


     Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.


 Common Stock (par value $ .01)                  37,944,859 SHARES
--------------------------------    --------------------------------------------
              Class                  Issued and Outstanding at October 31, 1999

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                      INDEX


                                                                                                                   Page No.
                                                                                                                   --------
PART I - FINANCIAL INFORMATION:


     Consolidated Statements of Condition at September 30, 1999 and December 31, 1998                                  3


     Consolidated Statements of Operations for the Three and Nine Months
       Ended September 30, 1999 and 1998                                                                               4


     Consolidated Statements of Cash Flows for the Nine Months
       Ended September 30, 1999 and 1998                                                                               5


     Condensed Notes to Consolidated Financial Statements                                                              7


     Management's Discussion and Analysis of Consolidated Financial Statements                                        16


     Quantitative and Qualitative Disclosures about Market Risk                                                       23


     Forward Looking Statements                                                                                       23


     Year 2000 Readiness Disclosure Statement                                                                         24


PART II - OTHER INFORMATION:                                                                                          25



SIGNATURES                                                                                                            26


EXHIBIT INDEX                                                                                                         27


EXHIBITS                                                                                                              28

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
(Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                                      SEPTEMBER 30,          DECEMBER 31,
                                                                                          1999                   1998
                                                                                         ------                 ------
ASSETS:

Cash and due from depository institutions                                           $     170,200         $     173,863
Interest-bearing deposits                                                                     785                 3,560
Securities: (note 2)
   Trading, at fair value                                                                  63,146                91,114
   Available for sale, at fair value                                                    2,529,198             2,969,822
   Held to maturity, (fair value: $315,617 in 1999;
        $404,365 in 1998)                                                                 327,523               401,154
Loans receivable:
   Residential loans                                                                    3,788,183             3,749,152
   Commercial real estate loans                                                           498,897               416,203
   Commercial and industrial loans                                                        666,240               401,772
   Home equity loans                                                                      456,371               439,369
   Other consumer loans                                                                    41,343                42,122
   Allowance for loan losses                                                              (62,785)              (55,109)
                                                                                        ---------             ---------
Loans receivable, net                                                                   5,388,249             4,993,509

Accrued interest receivable                                                                60,002                55,012
Premises and equipment, net                                                                88,567                79,324
Foreclosed properties, net                                                                  5,338                 3,526
Intangible assets                                                                         135,126                78,380
Cash surrender value of life insurance                                                    146,285               141,059
Prepaid expenses and other assets                                                          82,633                43,594
                                                                                        ---------             ---------
   TOTAL ASSETS                                                                     $   8,997,052         $   9,033,917
                                                                                        =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits
    Checking and NOW                                                                $   1,082,449         $   1,070,814
    Savings and MMDAs                                                                   1,576,125             1,429,271
    Certificates of deposit                                                             2,905,436             3,151,188
                                                                                        ---------             ---------
Total deposits                                                                          5,564,010             5,651,273

Federal Home Loan Bank advances                                                         1,603,917             1,774,560
Securities sold under agreements to repurchase and other borrowings (note 6)              951,438               738,921
Advance payments by borrowers for taxes and insurance                                      20,066                32,293
Accrued expenses and other liabilities (note 8)                                            85,261                82,414
                                                                                        ---------             ---------
   TOTAL LIABILITIES                                                                    8,224,692             8,279,461
                                                                                        ---------             ---------

Corporation-obligated mandatorily redeemable capital
  securities of subsidiary trusts holding solely junior subordinated
   debentures of the corporation (note 12)                                                150,000               150,000
Preferred stock of subsidiary corporation                                                  49,577                49,577

SHAREHOLDERS' EQUITY: (NOTE 7)
Common stock, $.01 par value:
   Authorized -  50,000,000  shares  (note 14);  Issued -  38,479,422  shares at
   September 30, 1999 and
        38,353,424 shares at December 31, 1998                                                385                   384
Paid-in capital                                                                           252,897               249,819
Retained earnings                                                                         370,934               314,791
Less treasury stock at cost, 413,063 shares at September 30, 1999
   and 1,026,770 shares at December 31, 1998                                              (11,487)              (27,914)
Less Employee Stock Ownership Plan shares purchased with debt                              (1,128)               (1,339)
Accumulated other comprehensive (loss) income (note 4)                                    (38,818)               19,138
                                                                                        ---------             ---------
   TOTAL SHAREHOLDERS' EQUITY                                                             572,783               554,879
                                                                                        ---------             ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $   8,997,052         $   9,033,917
                                                                                        =========             =========

See accompanying notes to condensed consolidated financial statements.

                 Webster Financial Corporation and Subsidiaries

                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                     ------------------                -----------------
                                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                                        -------------                    -------------
                                                                     1999           1998              1999           1998
                                                                     ----           ----              ----           ----
INTEREST INCOME:
Loans                                                         $      99,666     $    95,056    $     288,560   $    287,949
Securities and interest-bearing deposits                             48,173          57,227          150,701        183,161
                                                                    -------         -------         --------       --------
   Total interest income                                            147,839         152,283          439,261        471,110
                                                                    -------         -------         --------       --------

INTEREST EXPENSE:
Deposits                                                             45,649          55,465          141,135        169,158
Borrowings                                                           33,566          37,175           98,827        119,261
                                                                    -------         -------         --------       --------
   Total interest expense                                            79,215          92,640          239,962        288,419
                                                                    -------         -------         --------       --------

NET INTEREST INCOME                                                  68,624          59,643          199,299        182,691
Provision for loan losses                                             2,100           1,500            6,200          5,300
                                                                    -------         -------         --------       --------
Net interest income after provision for loan losses                  66,524          58,143          193,099        177,391
                                                                    -------         -------         --------       --------

NONINTEREST INCOME:
Fees and service charges                                             17,432          12,039           44,375         31,104
Gain on sale of loans and loan servicing, net                           353             235            1,792          2,800
Gain (loss) on sale of securities, net                                 (939)          1,143            2,480         11,269
Other noninterest income                                              3,804           2,977           11,660          8,357
                                                                    -------         -------         --------       --------
   Total noninterest income                                          20,650          16,394           60,307         53,530
                                                                    -------         -------         --------       --------

NONINTEREST EXPENSES:
Salaries and employee benefits                                       24,088          19,640           66,484         58,396
Occupancy expense of premises                                         4,288           4,251           13,059         12,018
Furniture and equipment expenses                                      5,070           4,352           14,551         12,990
Intangible amortization                                               3,840           2,512            9,450          7,174
Marketing expenses                                                    2,134           1,837            6,484          5,866
Acquisition-related expenses                                             --              --               --         17,400
Capital securities expense (note 12)                                  3,661           3,692           10,984         11,046
Dividends on preferred stock of subsidiary corporation                1,038           1,037            3,113          3,113
Other operating expenses (note 5)                                     7,978           8,659           26,055         26,288
                                                                    -------         -------         --------       --------
   Total noninterest expenses                                        52,097          45,980          150,180        154,291
                                                                    -------         -------         --------       --------

Income before income taxes                                           35,077          28,557          103,226         76,630
Income taxes (note 13)                                               10,924           8,474           34,095         27,426
                                                                    -------         -------         --------       --------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                     $    24,153     $    20,083      $    69,131     $   49,204
                                                                    =======         =======          =======        =======

Net income per common share: (note 3)
   Basic                                                              $0.64           $0.53            $1.86          $1.30
   Diluted                                                            $0.63           $0.52            $1.83          $1.27

Dividends declared per common share                                   $0.12           $0.11            $0.35          $0.32

See accompanying notes to condensed consolidated financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------
                                                                                  1999                  1998
                                                                                 ------                ------
OPERATING ACTIVITIES:
Net income                                                                   $    69,131            $    49,204
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses                                                        6,200                  5,300
  Provision for foreclosed property losses                                           100                    285
  Provision for depreciation on premises and equipment                             9,391                  9,334
  Amortization of securities and loan premiums, net                                4,293                  5,946
  Amortization of hedging costs, net                                               3,516                  3,485
  Amortization of intangibles, net                                                 9,450                  7,174
  Amortization of mortgage servicing rights                                        1,200                  1,388
  Gains on sale of foreclosed properties, net                                       (545)                  (678)
  Gains on sale of loans and securities, net                                      (4,975)               (15,343)
  Losses on trading securities, net                                                  704                  1,274
  Decrease in trading securities                                                  27,290                 10,803
  Loans originated for sale                                                     (168,287)               (67,448)
  Sale of loans, originated for sale                                             166,127                 67,150
  Other loan sales                                                                    --                 46,400
  Increase in interest receivable                                                 (2,985)                (2,960)
  Increase (decrease) in accrued expenses and other liabilities, net              14,396                (50,694)
  Increase in cash surrender value of life insurance                              (5,668)                (3,396)
  (Decrease) increase in interest payable                                        (10,870)                 3,263
  Decrease (increase) in prepaid expenses and other assets, net                    2,081                   (753)
  Pooling adjustments, net                                                            --                  7,860
                                                                                --------                -------
    Net cash provided by operating activities                                    120,549                 77,594
                                                                                --------                -------

INVESTING ACTIVITIES:
   Purchases of securities, available for sale                                  (712,521)            (1,892,632)
   Purchases of securities, held to maturity                                      (1,283)              (151,988)
   Maturities of securities                                                      301,589                117,683
   Proceeds from sale of securities, available for sale                          306,455              1,142,403
   Proceeds from sale of securities, held to maturity                             15,458                     --
   Principal collected on securities                                             562,664                842,653
   Life insurance purchases, net                                                      --               (122,700)
   Net decrease in interest-bearing deposits                                       4,139                 65,941
   Loans purchased                                                                    --                (66,173)
   Net (increase) decrease in loans                                             (194,049)                65,934
   Proceeds from sale of foreclosed properties                                     5,509                 10,937
   Purchases of premises and equipment, net                                      (11,117)               (16,246)
   Cash received through purchase acquisitions, net of cash paid                  16,706                  1,688
                                                                                --------                -------
     Net cash provided (used) by investing activities                            293,550                 (2,500)
                                                                                --------                -------

FINANCING ACTIVITIES:
   Net decrease in deposits                                                     (370,545)              (114,573)
   Repayment of FHLB advances                                                 (2,493,996)            (3,568,579)
   Proceeds from FHLB advances                                                 2,323,354              3,616,970
   Repayment of other borrowings                                             (28,674,697)           (11,079,560)
   Proceeds from other borrowings                                             28,882,456             11,094,745
   Net decrease in advance payments for taxes and insurance                      (12,227)               (19,111)
   Cash dividends to common and preferred shareholders                           (12,979)               (14,358)
   Common stock repurchased                                                      (66,711)               (22,583)
   Exercise of stock options                                                       7,583                  8,428
                                                                              ----------               --------
     Net cash used by financing activities                                      (417,762)               (98,621)
                                                                              ----------               --------
   Decrease in cash and cash equivalents                                          (3,663)               (23,527)
   Cash and cash equivalents at beginning of period                              173,863                151,322
                                                                                --------               --------
   Cash and cash equivalents at end of period                                $   170,200           $    127,795
                                                                                ========               ========

See accompanying notes to condensed consolidated financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------
                                                                                  1999                    1998
                                                                                 ------                --------
SUPPLEMENTAL DISCLOSURES:
     Income taxes paid                                                          $ 22,069               $ 30,447
     Interest paid                                                              $249,606               $284,266


SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
     Transfer of loans to foreclosed properties                                 $  7,454               $ 12,750



ASSETS ACQUIRED AND LIABILITIES ASSUMED IN PURCHASE BUSINESS COMBINATIONS WERE AS FOLLOWS:



                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------
                                                                                  1999                    1998
                                                                                -------                --------
Cash and cash equivalents acquired, net of cash paid                            $ 16,706               $  1,688
Fair value of all other tangible and intangible assets acquired                  354,666                  9,646
Common stock issued                                                              (77,032)                (9,268)
                                                                                --------               --------
Fair value of liabilities assumed                                               $294,340               $  2,066
                                                                                ========               ========






See accompanying notes to condensed consolidated financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
         -----------------------------------------------------

     The accompanying consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results which may be expected for the year as a whole.

     Effective January 1, 1999, Webster acquired Access National Mortgage, Inc. ("Access"), the parent company of Nowlending.com, an internet residential mortgage lender. On April 21, 1999, Webster acquired Maritime Bank & Trust Company ("Maritime") and on May 19, 1999, acquired Village Bancorp, Inc.
("Village"). These transactions were all accounted for as purchases, and therefore, results are reported only for the periods subsequent to the acquisition dates.

     These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Webster
Financial Corporation 1998 Annual Report to Shareholders. The consolidated financial statements include the accounts of Webster Financial Corporation ("Webster") and its subsidiaries, Webster Bank (the "Bank") and Damman Insurance Associates ("Damman").


NOTE 2 - SECURITIES
         ----------

     Securities with fixed maturities that are classified as held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts over the estimated terms of the securities utilizing a method which approximates the level yield method. Securities that management intends to hold for indefinite periods of time (including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors) are classified as available for sale. All equity securities are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses, net of taxes, included in other comprehensive income (see note 4). Securities classified as trading securities are carried at fair value with unrealized gains and losses included in earnings. Gains and losses on the sales of securities are recorded using the specific identification method.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (CONTINUED)
         ----------------------

     A summary of securities follows (in thousands):


                                                 September 30, 1999                              December 31, 1998
                                    ------------------------------------------------------------------------------------------------
                                                  Gross Unrealized                                Gross Unrealized
                                    Amortized    -------------------     Fair        Amortized   -------------------   Fair
                                     Cost         Gains      Losses      Value         Cost       Gains     Losses     Value
                                     ----         -----      ------      -----         ----       -----     ------     -----
TRADING SECURITIES:
Mortgage-backed securities         $  63,146(a)  $   --    $     --   $   63,146    $   91,114(a) $   --   $   --    $   91,114
                                    --------     ------    --------   ----------    ----------    ------   -------    ---------

AVAILABLE FOR SALE PORTFOLIO:
U.S. treasury notes                   22,086         10       (129)       21,967        13,514       123         --      13,637
U.S. government agency                13,951         29       (156)       13,824        16,501       278         --      16,779
Municipal bonds and notes             14,689         --       (682)       14,007        14,688       516         --      15,204
Corporate bonds and notes             73,828          2     (7,434)       66,396        81,452       454    (2,148)      79,758
Equity securities                    190,988      9,391     (7,650)      192,729       211,871     7,241    (4,664)     214,448
Mortgage-backed securities         2,265,581      7,031    (61,449)    2,211,163     2,582,759    39,937    (5,248)   2,617,448
Purchased interest-rate contracts     12,470         --     (3,358)        9,112        15,985        --    (3,437)      12,548
                                   ---------     ------    --------    ---------     ---------    ------   --------   ---------
                                   2,593,593     16,463    (80,858)    2,529,198     2,936,770    48,549   (15,497)   2,969,822
                                   ---------     ------    --------    ---------     ---------    ------   --------   ---------

HELD TO MATURITY PORTFOLIO:
U.S. treasury notes                   10,403         --        (63)       10,340         2,455        12         --       2,467
U.S. government agency                 2,533          1         (4)        2,530         6,000        15         --       6,015
Municipal bonds and notes             22,907          2       (518)       22,391        12,500       347         --      12,847
Corporate bonds and notes            135,485         12     (9,829)      125,668       151,536     2,626    (1,171)     152,991
Mortgage-backed securities           156,195        833     (2,340)      154,688       228,663     2,426    (1,044)     230,045
                                   ---------     ------    --------    ---------     ---------    ------   --------   ---------
                                     327,523        848    (12,754)      315,617       401,154     5,426    (2,215)     404,365
                                   ---------     ------    --------    ---------     ---------    ------   --------   ---------

   Total                        $  2,984,262   $ 17,311 $  (93,612)  $ 2,907,961  $  3,429,038 $  53,975 $ (17,712) $ 3,465,301
                                   =========     ======    ========    =========   ===========    ======   ========   =========

(a) Stated at fair value.

     During the second quarter of 1999, Webster acquired Maritime and Village. At the date of acquisition, Maritime held available for sale securities that totaled  $20.5  million and Village  held  available  for sale  securities  that totaled $11.4 million and held to maturity securities that totaled $26.9 million. On a combined basis, the securities portfolio increased approximately $58.8 million due to the acquisitions.

     During the first quarter of 1999, Webster sold $15.5 million of securities classified as held to maturity, which resulted in a loss of $193,000. The securities were sold due to a regulator's request that Webster divest of the holdings as the securities did not meet regulatory guidelines, which were issued subsequent to the acquisition of the securities.

NOTE 3 - NET INCOME PER COMMON SHARE
         ---------------------------

     Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per common share is calculated by dividing adjusted net income by the weighted-average number of diluted common shares, including the effect of common stock equivalents. The common stock equivalents consist of common stock options and warrants. The weighted-average shares used in the calculation of net income per common share have been adjusted to reflect the two-for-one stock split which was effective for shareholders of record as of April 6, 1998. The weighted-average number of shares used in the computation of basic net income per common share for the three and nine month periods ended September 30, 1999 was 37,950,170 and 37,124,146, respectively, and for the three and nine month periods ending September 30, 1998 was 38,011,104 and 37,952,903, respectively. The weighted-average number of shares used in the computation of diluted earnings per common share for the three and nine month periods ended September 30, 1999 was 38,509,362 and

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

37,719,340, respectively, and for the three and nine month periods ended September 30, 1998 was 38,663,761 and 38,650,302, respectively.

NOTE 4 - COMPREHENSIVE INCOME
         --------------------

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

     The following table summarizes comprehensive income for the three and nine month periods ended September 30, 1999 and 1998 (in thousands):


                                                                                     Three Months Ended        Nine Months Ended
                                                                                       September 30,             September 30,
                                                                                       -------------             -------------
                                                                                      1999         1998         1999        1998
                                                                                      ----         ----         ----        ----
Net income                                                                        $   24,153    $  20,083   $   69,131     $49,204
Other comprehensive (loss) income, net of tax
     Unrealized (losses) gains on investments available for sale:
         Unrealized holding (losses) gains arising during period
              (net of income tax (benefit) expense of $(8,720) and $(37,978) for the three and nine months ended September 30, 1999,  respectively, and $10,511 and $14,106 for the three
              and nine months ended September 30, 1998, respectively)                (12,797)      14,515      (55,738)     19,480
         Less reclassification adjustment for gains included in net income  (net of income tax expense of $15 and $1,093 for the three and nine months ended September 30, 1999,  respectively,  and $959 and $5,007 for the three and nine months ended
              September 30, 1998, respectively)                                           34        1,324        2,218       6,914
                                                                                         ---       ------       ------      ------
     Other comprehensive (loss) income                                               (12,831)      13,191      (57,956)     12,566
                                                                                     -------       ------      -------      ------
     Comprehensive income                                                         $   11,322   $   33,274   $   11,175     $61,770
                                                                                   =========       ======       ======      ======


NOTE 5 - FORECLOSED PROPERTY EXPENSES AND PROVISIONS, NET
         ------------------------------------------------

     Foreclosed property expenses and provisions, net are summarized as follows (in thousands):

                                                                                     Three Months Ended        Nine Months Ended
                                                                                       September 30,             September 30,
                                                                                       -------------             -------------
                                                                                      1999         1998         1999        1998
                                                                                      ----         ----         ----        ----
         Gain on sale of foreclosed property, net                                   $   (226)    $  (271)     $   (545)  $    (678)
         Provision for losses on foreclosed property                                      25           40          100         285
         Rental income                                                                   (17)        (40)          (52)       (105)
         Foreclosed property expenses                                                    196          279          485       1,065
                                                                                        ----         ----         ----      ------
         Foreclosed property expenses and provisions, net                           $    (22)    $      8     $    (12)  $     567
                                                                                    ========     ========     ========   =========

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
         ----------------------------------------------

     At September 30, 1999, securities sold under agreements to repurchase including short-term dollar roll transactions totaled $673.4 million. Securities sold under agreements to repurchase and dollar roll balances averaged approximately $765.1 million during the quarter and the maximum amount outstanding at month-end during the quarter was $814.2 million. Securities underlying these transactions are either U.S. Government or Federal Agency securities. These securities are either delivered to counterparties directly or held by Webster's safekeeping agents on behalf of customers. Information concerning these transactions is summarized below for September 30, 1999:


     (Dollars in thousands)

                               WEIGHTED                    WEIGHTED             BOOK VALUE      MARKET VALUE
       BALANCE AT               AVERAGE                     AVERAGE                 OF               OF
        9/30/99              INTEREST RATE               MATURITY DATE          COLLATERAL       COLLATERAL
        -------              -------------               -------------          ----------       ----------
       $673,394                 5.15%                  less than 2 months        $695,527         $685,742


NOTE 7 - SHAREHOLDERS' EQUITY
         --------------------

     For the three month period ended September 30, 1999, total equity increased $7.3 million. The net increase was primarily due to $24.2 million of net income that was partially offset by $4.6 million of dividend payments to common shareholders, $1.3 million of repurchases of Webster common stock and a $12.8 million increase in unrealized losses related to the available for sale securities portfolio. For the nine month period ended September 30, 1999, total equity increased $17.9 million. The net increase was primarily due to $69.1 million of net income, $76.6 million related to acquisitions completed during the period, and $8.3 million related to option exercises that was partially offset by $13.0 of dividend payments to common shareholders, $66.7 million of Webster common stock repurchases and $58.0 million of other comprehensive loss due to a reduction of unrealized gains, net of tax, related to the available for sale securities portfolio.

     During the 1999 third quarter period, 51,400 common shares of Webster stock were repurchased at an average price of $24.94 and for the 1999 nine month period, approximately 2.3 million common shares were repurchased at an average price of $28.95. Common shares totaling approximately 2.4 million and 469,000 were reissued from treasury during the nine month period for the acquisitions of Maritime and Village and for stock option exercises, respectively.


NOTE 8 - ACQUISITION-RELATED COSTS
         -------------------------

     Webster consummated the acquisitions of Maritime and Village on April 21, 1999 and May 19, 1999, respectively. These acquisitions were accounted for as purchases, and therefore, related acquisition costs are included in the cost of the acquired company and have not impacted the statement of operations for the current period.

     In connection with the acquisitions of Eagle Financial Corp. ("Eagle"), MidConn Bank ("MidConn"), People's Savings Financial Corp. ("People's"), and DS Bancor, Inc. ("Derby") that were completed on April 15, 1998, May 31, 1997, July 31, 1997, and January 31, 1997, respectively, Webster recorded approximately $47.2 million of acquisition-related charges. Additionally, Webster recorded an increase of $11.4 million to the provision for loan losses related to the acquisitions of Eagle, MidConn, Derby and People's during 1998 and 1997, for conformity to Webster's credit policies. There are no further acquisition-related accrued liabilities related to MidConn.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The following table presents a summary of the acquisition-related accrued liabilities (in thousands):


                                                                         Derby             People's              Eagle
                                                                         -----             --------              -----
Balance of acquisition-related accrued liabilities
   at December 31, 1998                                              $   3,800             $ 1,600           $   1,400
                                                                         -----               -----               -----


Payments/Writedowns:
Data processing contract termination                                      (537)                 --                  --
Branch closure costs and building costs                                    (88)               (202)               (296)
Acquisition-related and miscellaneous expenses                              --                  --                (221)
                                                                           ---                 ---               ------
Balance of acquisition-related accrued liabilities
   at September 30, 1999                                           $     3,175             $ 1,398           $     883
                                                                         =====               =====                 ===

     The remaining total accrued liability of $5.5 million represents, for the most part, accruals for data processing contract termination costs payable over a future period and the estimated loss on sale of excess fixed assets due to consolidation of overlapping branch locations.


NOTE 9 - ACCOUNTING STANDARDS
         --------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 and upon adoption. Hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Early adoption is permitted, however, retroactive application is prohibited. Management is in the process of evaluating the impact of this statement on its financial position and results of operations.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - PENDING ACQUISITIONS
          --------------------

     On June 30, 1999, Webster announced a definitive agreement to acquire New England Community Bancorp, Inc. ("NECB"), in a tax-free, stock-for-stock exchange. NECB is a Connecticut based multi-bank holding company with three subsidiary Connecticut banks, one New Hampshire subsidiary bank and a mortgage company with offices in both states. Based on the terms of the agreement, NECB shareholders will receive 1.06 shares of Webster common stock for each share of NECB common stock held, subject to adjustment. Webster expects to account for the transaction as a pooling of interests and record after-tax acquisition related charges of approximately $9.3 million. As of September 30, 1999, the NECB acquisition is pending regulatory and shareholder approval. The transaction is currently expected to close in the fourth quarter of 1999 as shareholder approval has been received.


NOTE 11 - BUSINESS SEGMENTS
          -----------------

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

          -----------------------------

Operating income and total assets by business segment are as follows:

Three Months Ended September 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                         CONSUMER       BUSINESS        MORTGAGE                                       TOTAL
(IN THOUSANDS)                            BANKING        BANKING         LENDING         TREASURY        OTHER       SEGMENTS
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                      $ 42,698      $  8,021        $   17,370      $      535      $    --      $   68,624
Provision for loan losses                     270           876               954              --           --           2,100
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision        42,428         7,145            16,416             535           --          66,524
Noninterest income                         12,568           675             2,645           1,802        2,960          20,650
Noninterest expense                        35,145         3,621             3,649           1,452        3,531          47,398
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                 19,851         4,199            15,412             885        (571)          39,776
Income taxes                                6,183         1,307             4,800             275        (178)          12,387
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) after taxes            $ 13,668      $  2,892        $   10,612      $      610      $ (393)      $   27,389
------------------------------------------------------------------------------------------------------------------------------------
Total assets at period end               $903,856      $956,395        $3,452,640      $3,661,386      $22,775      $8,997,052

Three Months Ended September 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                         CONSUMER       BUSINESS        MORTGAGE                                       TOTAL
(IN THOUSANDS)                            BANKING        BANKING         LENDING         TREASURY        OTHER       SEGMENTS
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                      $ 34,727      $  6,429        $   16,503      $    1,984      $    --      $   59,643
Provision for loan losses                     270           284               946              --           --           1,500
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision        34,457         6,145            15,557           1,984           --          58,143
Noninterest income                          8,326           426             2,222           2,926        2,494          16,394
Noninterest expense                        28,784         2,971             5,219           1,461        2,816          41,251
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes          13,999         3,600            12,560           3,449        (322)          33,286
Income taxes                                4,154         1,068             3,728           1,023         (96)           9,877
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) after taxes            $  9,845      $  2,532        $    8,832      $    2,426      $ (226)      $   23,409
------------------------------------------------------------------------------------------------------------------------------------
Total assets at period end               $752,026      $570,653        $3,436,700      $4,380,476      $23,831      $9,163,686
------------------------------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                         CONSUMER       BUSINESS        MORTGAGE                                       TOTAL
(IN THOUSANDS)                            BANKING        BANKING         LENDING         TREASURY        OTHER       SEGMENTS
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                      $121,658      $ 22,758        $   55,006      $    (123)      $    --      $  199,299
Provision for loan losses                     720         2,624             2,856              --           --           6,200
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision       120,938        20,134            52,150           (123)           --         193,099
Noninterest income                         31,703         1,609             8,286           9,851        8,858          60,307
Noninterest expense                       102,872        10,909             7,082           5,298        9,922         136,083
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes          49,769        10,834            53,354           4,430      (1,064)         117,323
Income taxes                               16,439         3,579            17,623           1,462        (351)          38,752
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) after taxes            $ 33,330      $  7,255        $   35,731      $    2,968      $ (713)      $   78,571
------------------------------------------------------------------------------------------------------------------------------------
Total assets at period end               $903,856      $956,395        $3,452,640      $3,661,386      $22,775      $8,997,052

Nine Months Ended September 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                         CONSUMER       BUSINESS        MORTGAGE                                       TOTAL
(IN THOUSANDS)                            BANKING        BANKING         LENDING         TREASURY        OTHER       SEGMENTS
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                      $ 94,274      $ 17,218        $   70,769      $      430      $    --      $  182,691
Provision for loan losses                     828           868             3,604              --           --           5,300
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision        93,446        16,350            67,165             430           --         177,391
Noninterest income                         23,532           968             5,909          18,205        4,916          53,530
Noninterest expense                        80,907         8,555            23,937           4,343        4,990         122,732
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes          36,071         8,763            49,137          14,292         (74)         108,189
Income taxes                               12,910         3,137            17,585           5,115         (26)          38,721
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) after taxes            $ 23,161      $  5,626        $   31,552      $    9,177      $  (48)      $   69,468
------------------------------------------------------------------------------------------------------------------------------------
Total assets at period end               $752,026      $570,653        $3,436,700      $4,380,476      $23,831      $9,163,686

     The consumer banking segment includes consumer lending and the Bank's deposit generation and direct banking activities, which include the operation of automated teller machines and telebanking customer support, sales and small business lending. The business banking segment includes the Bank's investment in commercial and industrial loans and

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

commercial real estate loans. The business banking segment also includes deposits and cash management activities for business banking. The mortgage lending segment includes the Bank's investment in residential real estate loan origination, servicing and secondary marketing activities. The treasury segment includes the Bank's investment in assets and liabilities managed by the treasury department and includes interest-bearing deposits, securities, FHL Bank advances, repurchase agreements and other borrowings. All other includes the results of Webster's trust and investment and insurance subsidiaries, which offer products to both consumer and business customers.

     Management allocates indirect expenses to its business segments. These expenses include administration, finance, operations and other support related functions. Net income (loss) after income taxes for the segments do not include certain income and expense categories (net of taxes), that total for the three and nine month periods ended September 30, 1999, $(3.2) million and $(9.4)
million, respectively, and for the same respective periods in 1998, $(3.3) million and $(20.3) million, respectively, that do not directly relate to segments. The major categories not included in the segments for the three and nine month periods ended September 30, 1999, were (on a before tax basis) $3.7 million of capital securities expense, $1.0 million of dividend expense on preferred stock for the three month period and $11.0 million of capital securities expense and $3.1 million of dividend expense on preferred stock for the nine month period. For the three and nine month periods ended September 30, 1998, the major categories not included in the segments were (on a before tax basis) $3.7 million of capital securities expense, $1.0 million of dividend expense on preferred stock for the three month period and $11.0 million of capital securities expense, $3.1 million of dividend expense on preferred stock and $17.4 million of acquisition-related expense for the nine month period.

NOTE 12 -  CORPORATION-OBLIGATED  MANDATORILY  REDEEMABLE  CAPITAL SECURITIES OF
           SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE CORPORATION
           ---------------------------------------------------------------------

     During 1997, Webster formed a statutory business trust, Webster Capital Trust I ("Trust I"), of which Webster owns all of the common stock. Trust I exists for the sole purpose of issuing trust securities and investing the proceeds in an equivalent amount of subordinated debentures of the Corporation. On January 31, 1997, Trust I completed a $100 million underwritten public offering of 9.36% Corporation-Obligated Manditorily Redeemable Capital Securities of Webster Capital Trust I ("capital securities"). The sole asset of Trust I is $100 million of Webster's 9.36% junior subordinated deferrable interest debentures due in 2027 ("subordinated debt securities"), purchased by Trust I on January 30, 1997. On April 1, 1997, Eagle Financial Capital Trust I, subsequently renamed Webster Capital Trust II ("Trust II"), completed a $50 million private placement of 10.00% capital securities. Proceeds from the issue were invested by Trust II in junior subordinated deferrable debentures issued by Eagle due in 2027. These debentures represent the sole assets of Trust II. The subordinated debt securities are unsecured obligations of Webster and are subordinate and junior in right of payment to all present and future senior indebtedness of Webster. Webster has entered into guarantees, which together with Webster's obligations under the subordinated debt securities and the declarations of trust governing Trust I and Trust II, including its obligations to pay costs, expenses, debts and liabilities (other than trust securities), provides a full and unconditional guarantee of amounts on the capital securities. Expense on the securities for the three and nine month periods ended September 30, 1999, was $3.7 million and $11.0 million, respectively. Expense for the same periods in 1998, was $3.7 million and $11.0 million, respectively.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - INCOME TAXES
          ------------

     Total income tax expense for the current three and nine month periods was $10.9 million and $34.1 million as compared to $8.5 million and $27.4 million for the same periods in 1998. Tax expense for the 1999 periods is higher than the corresponding 1998 periods primarily due to a higher level of income before taxes. Webster recorded a reduction in income tax expense of $1.0 million and $2.5 million for the 1999 and 1998 quarters, respectively, related to net tax benefits received through prior acquisitions. During the first quarter of 1999, Webster formed a Connecticut Passive Investment Company. The State of Connecticut enacted tax law changes in May 1998, allowing for the formation of a Passive Investment Company ("PIC") by financial institutions. This new legislation exempts PICs from state income taxation in Connecticut, and exempts from inclusion in Connecticut taxable income the dividends paid from a passive investment company to a related financial institution. Webster Bank qualifies as a financial institution under the new statute. The legislation is effective for tax years beginning on or after January 1, 1999.


NOTE 14 - SUBSEQUENT EVENTS
          -----------------

     On November 9, 1999, the shareholders of Webster Financial Corporation held a special meeting and approved the following:

     1. The agreement and plan of merger, dated as of June 29, 1999, between Webster Financial Corporation and New England Community Bancorp, Inc., ("NECB"), the merger of NECB into Webster and the other transactions contemplated by the merger agreement, as described in the attached joint proxy statement/prospectus;

     2. An amendment to Webster's certificate of incorporation to increase the number of authorized shares of Webster's common stock from 50,000,000 to 200,000,000.

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


CHANGES IN FINANCIAL CONDITION
------------------------------

     Total assets were $9.0 billion at September 30, 1999, decreasing $36.9 million from December 31, 1998. The reduction is primarily due to a decrease of $542.2 million in investment securities, that was partially offset by increases in gross loans of $402.4 million, intangible assets of $56.7 million and other assets of $39.0 million. The total increase to intangible assets was primarily the result of core deposit intangible and goodwill amounts recorded during the second quarter connected to the acquisitions of Maritime and Village banks. The net increase in gross loans is primarily related to commercial and industrial loans and commercial real estate loans that increased approximately $264.0 million and $83.0 million, respectively, for the current period. The net increase in total commercial loans for the current period is primarily related to commercial loans received through the acquisitions of Maritime and Village that totaled approximately $98.7 million and a net increase to syndicated loans of $148 million. The increase in other assets is primarily the result of the change in the deferred tax portion of unrealized gains and losses on the available for sale securities portfolio. Interest-bearing liabilities decreased $45.4 million for the current nine month period, the result of total deposits decreasing $87.3 million and total borrowings increasing $41.9 million. Total equity had a net increase of $17.9 million for the current period. The net increase in equity was primarily due to $69.1 million of net income, $76.6 million related to the issuance of common stock from treasury for acquisitions completed during the period, and $8.3 million related to option exercises, that was partially offset by $13.0 of dividend payments to common shareholders, $66.7 million of Webster common stock repurchases and $58.0 million of other comprehensive loss due to a decline in the market value of the available for sale securities portfolio.

     At September 30, 1999, the Bank had Tier 1 leveraged, Tier 1 risk-based, and total risk-based capital ratios of 6.43%, 11.17% and 12.38%, respectively. The Bank met the regulatory capital requirements to be categorized as a "well capitalized" institution at September 30, 1999.


ASSET QUALITY
-------------

     Webster devotes significant attention to maintaining asset quality through conservative underwriting standards, active servicing of loans, aggressively managing nonaccrual assets and maintaining adequate reserve coverage on nonaccrual assets. At September 30, 1999, residential and consumer loans comprised approximately 79% of the loan portfolio. Securities transactions are executed under the guidelines of internal corporate investment policy and in adherence to applicable regulatory, federal and state regulations.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A breakdown of loans receivable, net by type as of September 30, 1999 and December 31, 1998 follows (in thousands):

                                                                         September 30, 1999         December 31, 1998
                                                                         ------------------         -----------------
Residential mortgage loans                                                 $   3,788,183             $    3,749,152
Commercial real estate loans                                                     498,897                    416,203
Commercial loans                                                                 666,240                    401,772
Home equity loans                                                                456,371                    439,369
Consumer loans                                                                    41,343                     42,122
                                                                                 -------                    -------
     Total loans                                                               5,451,034                  5,048,618
Allowance for loan losses                                                        (62,785)                   (55,109)
                                                                                --------                   --------
     Loans receivable, net                                                 $   5,388,249             $    4,993,509
                                                                               =========                  =========

     Included above at September 30, 1999 and December 31, 1998 were loans held for sale of $15.5 million and $1.7 million, respectively.

     The following table details the nonaccrual assets at September 30, 1999 and December 31, 1998 (in thousands):

                                                                         September 30, 1999         December 31, 1998
                                                                         ------------------         -----------------
Loans Accounted for on a Nonaccrual Basis:
     Residential                                                                $ 11,308                 $    9,040
     Commercial                                                                   19,606                     14,703
     Consumer                                                                      1,359                      1,636
                                                                                  ------                     ------
        Total nonaccrual loans                                                    32,273                     25,379

Foreclosed Properties:
     Residential and consumer                                                      2,959                      1,153
     Commercial                                                                    2,379                      2,373
                                                                                  ------                     ------
         Total nonaccrual assets                                                $ 37,611                 $   28,905
                                                                                 =======                     ======

     The net increase in commercial non accrual loans for the current period is primarily due to loans that have been received through prior acquisitions.

     At September 30, 1999, Webster's allowance for losses on loans of $62.8 million represented 194.5% of nonaccrual loans and its total allowances for losses on nonaccrual assets of $63.0 million amounted to 166.5% of nonaccrual assets. A detail of the changes in the allowances for losses on loans and foreclosed property for the nine months ended September 30, 1999 follows (in thousands):

                                                              Allowances For Losses On
                                                              ------------------------
                                                                             Foreclosed                   Total
                                                               Loans         Properties           Allowances for Losses
                                                               -----         ----------           ---------------------
     Balance at December 31, 1998                           $   55,109     $     207                    $   55,316
     Provisions for losses                                       6,200           100                         6,300
     Losses charged to allowances                               (3,429)          (64)                       (3,493)
     Recoveries credited to allowances                           1,258            19                         1,277
     Allowances received through acquisitions                    3,647            --                         3,647
                                                                ------      --------                        ------
     Balance at September 30, 1999                          $   62,785      $    262                    $   63,047
                                                              ========      ========                     =========

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

     Webster also uses as part of its asset/liability management strategy various interest-rate contracts including short futures positions, interest-rate swaps and interest-rate caps and floors. Webster utilizes interest-rate financial instruments to hedge mismatches in interest-rate maturities to reduce exposure to movements in interest rates. These interest-rate financial instruments involve, to varying degrees, credit risk and market risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. Market risk is the effect of a change in interest rates or currency rates on the value of the financial instruments. The notional amount of interest-rate financial instruments is the amount upon which interest and other payments under the contract are based. For interest-rate financial instruments, the notional amount is not exchanged and therefore, the notional amounts should not be taken as a measure of credit or market risk.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Webster's main sources of liquidity at the holding company level are dividends received from the Bank and net proceeds from capital offerings and borrowings, while the main outflows are the payment of dividends to preferred and common shareholders, repurchases of Webster's common stock and the payment of interest on borrowing lines of credit and to holders of Webster's 8 3/4% Senior Notes, Webster's 9.36% Capital Trust I Capital Securities and Webster's Capital Trust II 10.00% Capital Securities. There are certain restrictions on the payment of dividends by the Bank to Webster. The Bank is required to maintain minimum levels of liquid assets as defined by regulations adopted by the Office of Thrift Supervision ("OTS"). This requirement, which may be varied by the OTS, is based upon a percentage of net withdrawable deposits and short-term borrowings. The required liquidity ratio as revised by the OTS is currently 4.00% and the Bank's liquidity ratio at September 30, 1999 exceeded the requirement. Webster Bank is also required by regulation to maintain sufficient liquidity to ensure safe and sound operations. Adequate liquidity as assessed by the OTS may vary from institution to institution depending on such factors as the institution's overall asset/liability structure, market conditions, competition and the requirements of

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------------------

the institution's deposit and loan customers. The OTS considers both an institution's adherence to the liquidity ratio requirement, as well as safety and soundness issues, in assessing whether an institution has sufficient liquidity.

Webster Bank had mortgage loan commitments outstanding of $104.0 million, other non-mortgage loan commitments of $49.9 million, unused home equity credit lines of $337.4 million and commercial lines and letters of credit of $462.5 million at September 30, 1999.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

Comparison of the three and nine month periods ended September 30, 1999 and 1998

GENERAL
-------

     Net income for the three month period ended September 30, 1999, was $24.2 million or $.63 per diluted share compared to $20.1 million or $.52 per diluted share for the previous year respective period. Net income for the nine month period ended September 30, 1999, was $69.1 million or $1.83 per diluted share compared to $49.2 million or $1.27 per diluted share for the previous year respective period. When 1998 net income is adjusted for $13.2 million of acquisition expenses (net of taxes), net income for the nine month period is $62.4 million or $1.61 per diluted share. In general, higher net income for the current year three and nine month periods, was primarily the result of higher net interest income and fees and service charges income partially offset by increased operating expenses.

NET INTEREST INCOME
-------------------

     Net interest income for the three and nine month periods ended September 30, 1999, amounted to $68.6 million and $199.3 million, respectively, compared to $59.6 million and $182.7 million for the respective periods in 1998. Total interest income for the current year three and nine month periods compared to the same periods in 1998 decreased $4.4 million and $31.8 million, respectively, while decreases in total interest expense of $13.4 million and $48.5 million, respectively, more than offset the decreases in total interest income. Net interest rate spread for the three and nine month periods ended September 30, 1999, was 3.10% and 3.02%, respectively as compared to 2.61% and 2.59% for the same periods in the previous year. The improved net interest-rate spreads for the current year periods are primarily the result of lower costs on deposits and borrowings.

INTEREST INCOME
---------------

     Total interest income for the three and nine month periods ended September 30, 1999, was $147.8 million and $439.3 million, respectively compared to $152.3 million and $471.1 million for the respective 1998 periods. The decreases in total interest income for the current year periods are primarily related to lower earned average rates on loans that more than offset the positive effect of increased loan average balances for the current year period. Additionally, lower average balances for securities in the current periods as compared to the respective 1998 periods were also a contributing factor to lower interest income for the current year period.

INTEREST EXPENSE
----------------

     Total interest expense for the three and nine month periods ended September 30, 1999, was $79.2 million and $240.0 million, respectively, compared to $92.6 million and $288.4 million for the respective periods in 1998. The total cost of funds for the three and nine month periods ended September 30, 1999, was 3.89% and 3.95% as compared to 4.43% and 4.48%, respectively, for the same periods one year earlier. The decreases in total interest expense for the current year three and nine month periods as compared to one year earlier, are the results of a lower volume of average interest-bearing liabilities of $155.0 million and $400.2 million, respectively, as well as a reduction in the rates incurred on both deposit and borrowing liabilities. Reduced interest expense on total borrowings for the current year periods as compared to the previous year respective periods was $3.6 million and $20.4 million. The rates incurred on total borrowings for the current year three and nine month periods were 5.31% and 5.25%, respectively, as compared to 5.77% and 5.80%, respectively, for the respective previous year periods. Interest rates incurred on total deposits were 3.23% and 3.37% for the current three and nine month periods, respectively, and 3.87% and 3.90% for the respective 1998 periods. The decreases in total deposit interest expense for the current year periods is primarily due to certificates of deposit interest rates that on average decreased approximately 60 basis points during the current year periods.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       The following table shows the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned and paid by Webster.

THREE MONTHS ENDED SEPTEMBER 30,                                      1999                                 1998
--------------------------------                          ------------------------------      ------------------------------
                                                          AVERAGE                AVERAGE      AVERAGE                AVERAGE
(Dollars in thousands)                                    BALANCE    INTEREST     YIELD       BALANCE     INTEREST    YIELD
                                                          -------    --------    -------      -------     --------   -------
Assets:
INTEREST-EARNING ASSETS:
Loans                                                $   5,379,609 $   99,666     7.39 %  $   4,982,028 $   95,056    7.60 %
Securities                                               3,067,914     48,173     6.28        3,651,738     57,227    6.27
                                                         ---------     ------     ----        ---------    -------    ----
     TOTAL INTEREST-EARNING ASSETS                       8,447,523    147,839     6.99        8,633,766    152,283    7.04
                                                                      -------                              -------
Noninterest-earning assets                                 517,026                              483,426
                                                          --------                             --------
     TOTAL ASSETS                                    $   8,964,549                        $   9,117,192
                                                         =========                            =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST-BEARING LIABILITIES:
Deposits                                             $   5,611,368     45,649     3.23 %  $   5,719,662     55,465    3.87 %
Borrowings                                               2,508,812     33,566     5.31        2,555,550     37,175    5.70
                                                         ---------     ------     ----        ---------    -------    ----
     TOTAL INTEREST-BEARING LIABILITIES                  8,120,180     79,215     3.89        8,275,212     92,640    4.43
                                                                       ------                              -------
Noninterest-bearing liabilities                            130,298                               95,042
                                                          --------                              -------
     TOTAL LIABILITIES                                   8,250,478                            8,370,254
Capital securities and preferred stock of
  subsidiary corporation                                   150,000                              199,577
SHAREHOLDERS' EQUITY                                       564,071                              547,361
                                                          --------                             --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $   8,964,549                        $   9,117,192
                                                         =========                            =========
NET INTEREST INCOME                                                $   68,624                            $  59,643
                                                                       ======                              =======
INTEREST RATE SPREAD                                                              3.10 %                              2.61 %
                                                                                  =====                               ====
NET YIELD ON AVERAGE INTEREST-EARNING ASSETS                                      3.25 %                              2.79 %
                                                                                  ====                                ====

------------------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,                                       1999                                 1998
-------------------------------                           ------------------------------      ------------------------------
                                                          AVERAGE                AVERAGE      AVERAGE                AVERAGE
(Dollars in thousands)                                    BALANCE    INTEREST     YIELD       BALANCE     INTEREST    YIELD
                                                          -------    --------    -------      -------     --------   -------
Assets:
INTEREST-EARNING ASSETS:
Loans                                                $   5,220,141 $  288,560     7.38 %   $  4,843,275 $  287,949    7.92 %
Securities                                               3,183,005    150,701     6.31        4,031,668    183,161    6.06
                                                         ---------    -------     ----        ---------    -------    ----
     TOTAL INTEREST-EARNING ASSETS                       8,403,146    439,261     6.97        8,874,943    471,110    7.07
                                                                      -------                              -------
Noninterest-earning assets                                 545,269                              477,399
                                                          --------                             --------
     TOTAL ASSETS                                    $   8,948,415                         $  9,352,342
                                                         =========                            =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST-BEARING LIABILITIES:
Deposits                                             $   5,600,849    141,135     3.37 %   $  5,770,880    169,158    3.90 %
Borrowings                                               2,517,440     98,827     5.25        2,747,636    119,261    5.73
                                                         ---------     ------     ----        ---------   --------    ----
     TOTAL INTEREST-BEARING LIABILITIES                  8,118,289    239,962     3.95        8,518,516    288,419    4.48
                                                                      -------                              -------
Noninterest-bearing liabilities                            133,200                              122,983
                                                          --------                             --------
     TOTAL LIABILITIES                                   8,251,489                            8,641,499
Capital securities and preferred stock of
  subsidiary corporation                                   150,000                              183,277
Shareholders' equity                                       546,926                              527,566
                                                          --------                             --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $   8,948,415                         $  9,352,342
                                                         =========                            =========
NET INTEREST INCOME                                                $  199,299                           $  182,691
                                                                      =======                              =======
INTEREST RATE SPREAD                                                              3.02 %                              2.59 %
                                                                                  ====                                ====
NET YIELD ON AVERAGE INTEREST-EARNING ASSETS                                      3.16 %                              2.76 %
                                                                                  ====                                ====

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES
-------------------------

     The provision for loan losses was $2.1 million and $6.2 million, respectively, for the three and nine month periods ended September 30, 1999, compared to $1.5 million and $5.3 million for the respective periods in 1998. At September 30, 1999, the allowance for loan losses totaled $62.8 million and represented 194.5% of non-accrual loans compared to $57.0 million and 192.7% at September 30, 1998.

NONINTEREST INCOME
------------------

     Total noninterest income for the three and nine months ended September 30, 1999, totaled $20.7 million and $60.3 million, respectively, compared to $16.4 million and $53.5 million for the respective periods in 1998. When the three and nine month periods are compared, increased income for the current periods of $4.3 million and $6.8 million is due primarily to increased income from fees and service charges, and to a lesser extent, higher noninterest other income. Virtually all categories of fees and service charge income increased for the current periods with the most significant increases related to deposit-based fees, residential mortgage servicing and other fees and insurance fees and commissions. The net loss of $939,000 for the current quarter period on securities is primarily due to trading account market-to-market adjustments that totaled $988,000. During the second quarter period of 1998, the Bank realized a net gain of approximately $7.0 million that was primarily related to the sale of $350.0 million of securities, most of which were mortgage securities with relatively narrow spreads to wholesale funding.

NONINTEREST EXPENSES
--------------------

     Total noninterest expenses for the three and nine month periods ended September 30, 1999, totaled $52.1 million and $150.2 million, respectively, compared to $46.0 million and $154.3 million, respectively, for the same periods in 1998. Included in noninterest expenses for the prior year nine month period is $17.4 million of acquisition related expenses. Excluding acquisition related expenses, operating expenses for the current year three and nine month periods increased $6.1 million and $13.3 million, respectively, as compared to the same periods in 1998. While virtually all operating expenses increased for the current periods, salaries and benefits, and intangible amortization were the most significant. The increases in noninterest expenses for the current year periods are primarily due to additional operating expenses resulting from the acquisitions of Maritime and Village during the second quarter of 1999, Access National Mortgage, Inc. ("Access") in the first quarter of 1999 and Damman Insurance Associates ("Damman") in the second quarter of 1998.

INCOME TAXES
------------

     Total income tax expense for the current three and nine month periods was $10.9 million and $34.1 million as compared to $8.5 million and $27.4 million for the same periods in 1998. Tax expense for the 1999 periods is higher than the corresponding 1998 periods primarily due to a higher level of income before taxes. Webster recorded a reduction in income tax expense of $1.0 million and $2.5 million for the 1999 and 1998 quarters, respectively, related to net tax benefits received through prior acquisitions. During the first quarter of 1999, Webster formed a Connecticut Passive Investment Company. The State of Connecticut enacted tax law changes in May 1998, allowing for the formation of a Passive Investment Company ("PIC") by financial institutions. This new legislation exempts PICs from state income taxation in Connecticut, and exempts from inclusion in Connecticut taxable income the dividends paid from a passive investment company to a related financial institution. Webster Bank qualifies as a financial institution under the new statute. The legislation is effective for tax years beginning on or after January 1, 1999.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

     The following table details the estimated market value of Webster's interest-sensitive assets and interest-sensitive liabilities at September 30, 1999, if interest rates instantaneously increase or decrease 100 basis points.


                                                       Book            Market             Estimated Market Value Impact
                                                      Value             Value             -100 BP              +100 BP
                                                  -----------------------------------------------------------------------
Interest-sensitive assets
    Trading                                       $     63,146     $      63,146       $       313          $      (796)
    Non-trading                                      8,222,512         8,074,281           187,568             (218,298)
Interest-sensitive liabilities                       8,319,416         8,136,670          (128,670)             120,086


     The table above excludes earning assets that are not directly impacted by changes in interest rates. These assets include equity securities of $192.7 million (see note 2 to Consolidated Financial Statements) and nonaccrual loans of $32.3 million (see "Asset Quality" within the MD&A). Values for mortgage servicing rights have been included in the table above as changes in interest rates affect the valuation of the servicing rights. Equity securities and nonaccrual assets not included in the above table are, however, subject to fluctuations in market value based on other risks.

     Based on Webster's asset/liability mix at September 30, 1999, management's net interest income sensitivity analysis of the effects of changing interest rates estimates that an instantaneous 100 basis point increase in interest rates would decrease net interest income over the next twelve months by about 3.5% and an instantaneous 100 basis point decline in interest rates would increase net interest income over the next twelve months by about 3.1%. The above estimated market values are subject to factors that could cause actual results to differ from such projections and estimates.


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

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                    YEAR 2000 READINESS DISCLOSURE STATEMENT
--------------------------------------------------------------------------------


The Corporation's overall Year 2000 project plan continues to meet regulatory requirements and targeted objectives. The following discussion addresses the status of the project as of September 30, 1999.


I.   THE CORPORATION'S STATE OF READINESS
     ------------------------------------

     During the third quarter of 1999, the Corporation focused on validating applications identified as less critical for core business functionality. The Corporation has not made any significant revisions to the Year 2000 project plan as reported in the 1998 Annual Report and has met previously reported target dates for completion of the validation and implementation phases for core business systems.

II.  THE COSTS TO ADDRESS THE CORPORATION'S YEAR 2000 ISSUES
     -------------------------------------------------------

     At September 30, 1999, the Corporation's estimated total direct costs for Year 2000 remediation are approximately $1.1 million. Estimation of direct costs increased by approximately $100,000 from the previously reported estimates. Approximately $860,000 of direct costs have been incurred to date. Included in these direct costs, are expenses related to the replacement or upgrade of hardware and software that amounted to approximately $145,000 and expenses related to consulting services for Year 2000 management and systems testing that amounted to approximately $685,000. During the next six months, the Corporation anticipates Year 2000 readiness direct expenses to total approximately $240,000.

III. THE RISKS OF THE CORPORATION'S YEAR 2000 ISSUES
     -----------------------------------------------

     During the third quarter of 1999, the Corporation continued to focus on contingency planning for potential business disruptions resulting from problems encountered with internal operations and infrastructure or external connections. The Corporation will continue to identify and revise potential scenarios during 1999 as needed.

IV.  THE CORPORATION'S CONTINGENCY PLANS
     -----------------------------------

     At September 30, 1999, the Corporation has completed contingency plans for identified core business functions. Contingency planning is scenario-driven and focuses on risk assessment, alternate solutions for business resumption and approaches to minimize the impact of each scenario. Testing and validation of contingency plans was completed as of September 30, 1999. Contingency plans will continue to be reviewed and refined during 1999 and as changes in the external environment occur. During the mid-December 1999 through mid-January 2000 period, the Corporation is taking an event management approach intended to ensure a state of readiness. Event management plans will continue to be reviewed and refined.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS - Not Applicable.

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS - Not Applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES - Not Applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable.

Item 5.    OTHER INFORMATION - Not Applicable.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                Exhibit No.         Description
                -----------         -----------
                   27               Financial Data Tables.

           (b)  Reports on Form 8-K

           Webster filed the following Current Report on Form 8-K with the Securities and Exchange Commission (the "SEC") during the quarter ended September 30, 1999:

                  Current Report on Form 8-K filed with the SEC on July 13, 1999 (date of report June 29, 1999) (announcing Webster's proposed acquisition of New England Community Bancorp, Inc.)

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WEBSTER FINANCIAL CORPORATION
                                                 Registrant



Date: November 12, 1999              By:  /s/ John V. Brennan
      -----------------                   ----------------------------------
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