Form 10-K
period 1999-12-31
WEBSTER FINANCIAL CORP
filed 2000-03-29
CIK 801337

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1999.

                                       OR

[ ]  Transition  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange    Act    of    1934    For    the    transition    period    from
     _____________________________________ to _____________________________.

      Commission File Number:       0-15213

                          WEBSTER FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                                                                 06-1187536
------------------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                              (I.R.S. Employer Identification No.)

Webster Plaza, Waterbury, Connecticut                                                                       06702
------------------------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                                 (Zip Code)

                                 (203) 753-2921
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
          (Securities registered pursuant to Section 12(b) of the Act)

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
  (Securities registered pursuant to Section 12(g) of the Act, Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the closing price of the registrant's common stock as of March 24, 2000, the aggregate market value of the voting common stock held by non-affiliates of the registrant is $913,166,330. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant have been excluded because such persons may be deemed to be affiliates. This reference to affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

    Common Stock (par value $ .01)                    42,650,134 Shares
    ------------------------------      ----------------------------------------
                Class                   Issued and Outstanding at March 24, 2000

                       DOCUMENTS INCORPORATED BY REFERENCE

          Part I and II: Portions of the Annual Report to Shareholders for fiscal year ended December 31, 1999

              Part III: Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000.

                          WEBSTER FINANCIAL CORPORATION
                          1999 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                     PART I                                 Page
                                                                            ----

Item 1.    Business                                                            3
           General                                                             3
           Business Combinations                                               3
           Lending Activities                                                  4
           Investment Activities                                               9
           Trust Activities                                                   12
           Insurance Activities                                               12
           Sources of Funds                                                   12
           Bank Subsidiaries                                                  14
           Employees                                                          14
           Market Area and Competition                                        15
           Regulation                                                         15
           Taxation                                                           16

Item 2.    Properties                                                         17
Item 3.    Legal Proceedings                                                  17
Item 4.    Submission of Matters to a Vote of Security Holders                17


                                     PART II

Item 5.    Market for Registrant's Common Equity and
            Related Stockholder Matter                                        18
Item 6.    Selected Financial Data                                            19
Item 7.    Management's Discussion and Analysis of Financial Condition
             & Results of Operations                                          20
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk         20
Item 8.    Financial Statements and Supplementary Data                        20
Item 9.    Changes In and Disagreements with Accountants on Accounting and
             Financial Disclosures                                            20


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                 20
Item 11.   Executive Compensation                                             20
Item 12.   Security Ownership of Certain Beneficial Owners and Management     21
Item 13.   Certain Relationships and Related Transactions                     21


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K   21

Signatures                                                                    25

Exhibit Index                                                                 27

                                     PART I

ITEM 1.    BUSINESS
--------------------------------------------------------------------------------

GENERAL

     Webster Financial Corporation ("Webster" or the "Corporation"), through its subsidiaries, Webster Bank (the "Bank") and Damman Associates, Inc. ("Damman"), delivers financial services to individuals, families and businesses primarily in Connecticut. Webster emphasizes five business lines - consumer banking, business banking, mortgage lending, trust and investment services, and insurance services, each supported by centralized administration and operations. Webster has grown significantly in recent years, primarily through a series of acquisitions which have expanded and strengthened its franchise.

     Webster on a consolidated basis at December 31, 1999 and 1998 had total assets of $9.9 billion and $9.8 billion, total securities of $3.1 billion and $3.7 billion and net loans receivable of $6.0 billion and $5.5 billion, respectively. Total deposits and shareholders' equity at December 31, 1999 and December 31, 1998 were $6.2 billion and $6.3 billion and $635.7 million and $626.5 million, respectively.

     At December 31, 1999, the assets of Webster, on an unconsolidated basis consisted primarily of its investments in the Bank and Damman that totaled $732.1 million, investment securities of $118.6 million and $7.3 million of cash and interest-bearing deposits. Primary sources of income to Webster, on an unconsolidated basis are dividend payments received from the Bank and interest and dividends from investment securities. Primary expenses to Webster, on an unconsolidated basis are interest expense from borrowings and interest expense related to the capital securities. See Note 22 to the Consolidated Financial Statements contained in the 1999 Annual Report to Shareholders incorporated herein by reference for additional information concerning Webster on an unconsolidated basis.

     The Bank's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a Bank Insurance Fund ("BIF") member institution and at December 31, 1999, approximately 74% of the Bank's deposits were subject to BIF assessment rates and 26% were subject to Savings Association Insurance Fund ("SAIF") assessment rates. (See "Regulation").

     Webster, as a holding company, and the Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the "OTS"), as the primary federal regulator. Webster is also subject to regulation, examination and supervision by the FDIC as to certain matters. Webster's executive offices are located at Webster Plaza, Waterbury, Connecticut 06702. Its telephone number is (203) 753-2921. Webster's internet website is www.websterbank.com.

BUSINESS COMBINATIONS

     Information concerning business combinations is contained in the 1999 Annual Report to Shareholders within "Management's Discussion and Analysis of Financial Condition & Results of Operations" ("MD&A") section and incorporated herein by reference.

LENDING ACTIVITIES

General

     Webster, through its consolidated Bank subsidiary, originates various types of residential, business and consumer loans. Total gross loans receivable before the allowance for loan losses were $6.1 billion and $5.6 billion at December 31, 1999 and 1998, respectively. The Bank offers commercial and residential permanent and construction mortgage loans, commercial and industrial loans and various types of consumer loans including home equity credit lines, home equity loans and other types of small business and household loans. At December 31, 1999, residential mortgage loans and commercial loans comprised 64% and 27%, respectively of gross outstanding loans as compared to 70% and 21%, respectively, at December 31, 1998. Consumer loans have remained relatively stable over recent years and represent 9% of the gross outstanding loan portfolio at December 31, 1999 and 1998. At December 31, 1999 and 1998, residential loans represented the primary part of Webster's total loan portfolio. Over recent years, Webster has placed a stronger emphasis on originating and developing its commercial loan portfolio. In order to obtain geographic and industry diversification within our commercial loan portfolio, the Bank is participating in the specialized lending market. At December 31, 1999, the Bank held $297 million in the specialized lending market, which includes approximately $86 million in the manufacturing industry, $53 million in the cable industry, $43 million in wireless communication, $26 million in radio broadcasting and $89 million in other industries. At December 31, 1999, the Bank's specialized lending portfolio represented 18% of the total commercial loan portfolio. The change in the loan portfolio mix brings an inherent higher level of credit risk that is monitored by credit administration management. Credit administration considers credit risk in addition to other factors in its determination of required loan loss allowances. The Bank, at December 31, 1999, had loan loss allowances that were 191% of nonaccrual loans and 1.2% of gross loans receivable.

     The Bank originates both fixed-rate and adjustable-rate residential mortgage loans. At December 31, 1999, approximately $1.9 billion or 49% of Webster's total residential mortgage loans were adjustable-rate loans. Webster offers adjustable-rate mortgage loans at initial interest rates discounted from the fully indexed rate. Adjustable-rate loans originated during 1999, when fully indexed, will be 2.75% above the constant maturity one-year U.S. Treasury yield index. At December 31, 1999, approximately $2.0 billion or 51% of Webster's total residential mortgage loans, before net items, had fixed rates. Webster sells mortgage loans in the secondary market when such sales are consistent with its asset/liability management objectives. At December 31, 1999 Webster had $7.0 million of residential mortgage loans held for sale.

       The loan portfolio table that follows provides further information concerning loan types, percentages and allowance detail.

     Nonaccrual loans, which include loans delinquent 90 days or more, were $38.4 million at December 31, 1999, compared to $30.7 million at December 31,
1998. The ratio of nonaccrual loans to total loans was 0.63% and 0.55% at December 31, 1999 and 1998, respectively. Nonaccrual assets, which include nonaccrual loans and foreclosed properties were $43.3 million and $35.9 million at December 31, 1999 and 1998, respectively. For additional information concerning nonaccrual and past due loans, see the MD&A section contained in the 1999 Annual Report to Shareholders incorporated herein by reference. Also see "Business" and "Nonaccrual Assets and Delinquencies" within this report for more information about Webster's asset quality, allowance for loan losses and provisions for loan losses.

     The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages at the dates shown.

                                                                  At December 31,
------------------------------------------------------------------------------------------------------------------
                                              1999                      1998                      1997
------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                Amount        %           Amount        %            Amount        %
------------------------------------------------------------------------------------------------------------------
Residential mortgage loans:
1-4 family units                     $3,544,060   58.85%       $3,679,213     66.81%     $3,900,224    70.60%
Multi-family units                       52,573    0.87               689      0.01          16,736     0.30
Construction                            302,310    5.02           200,417      3.64         117,619     2.13
------------------------------------------------------------------------------------------------------------------
   Total residential mortgage loans   3,898,943   64.74         3,880,319     70.46       4,034,579    73.03
------------------------------------------------------------------------------------------------------------------
Commercial and commercial
  real estate loans:

Commercial real estate                  695,520   11.55           548,487      9.96         530,080     9.59
Commercial construction                  45,648    0.76            67,717      1.23          58,888     1.07
Commercial non-mortgage                 915,035   15.20           548,734      9.96         369,658     6.69
------------------------------------------------------------------------------------------------------------------
   Total commercial loans             1,656,203   27.51         1,164,938     21.15         958,626    17.35
------------------------------------------------------------------------------------------------------------------
Consumer loans:
Home equity credit loans                492,684    8.18           458,981      8.33         494,537     8.95
Other consumer                           47,064    0.78            68,081      1.24         108,775     1.97
------------------------------------------------------------------------------------------------------------------
Total consumer loans                    539,748    8.96           527,062      9.57         603,312    10.92
------------------------------------------------------------------------------------------------------------------
Loans receivable (net of fees
   and costs)                         6,094,894  101.21         5,572,319    101.18       5,596,517   101.30
Allowance for loan losses              (72,658)   (1.21)          (65,201)    (1.18)        (71,599)   (1.30)
------------------------------------------------------------------------------------------------------------------
   Loans receivable, net             $6,022,236  100.00%       $5,507,118    100.00%     $5,524,918   100.00%
------------------------------------------------------------------------------------------------------------------

                                                     At December 31,
------------------------------------------------------------------------------------
                                             1996                      1995
------------------------------------------------------------------------------------
(Dollars in thousands)               Amount         %            Amount        %
------------------------------------------------------------------------------------
Residential mortgage loans:
1-4 family units                    $3,720,878    70.66%       $3,312,756    74.31%
Multi-family units                      39,257     0.75            48,369     1.09
Construction                           109,923     2.09            75,096     1.68
------------------------------------------------------------------------------------
   Total residential mortgage loan   3,870,058    73.50         3,436,221    77.08
------------------------------------------------------------------------------------
Commercial and commercial
  real estate loans:

Commercial real estate                 525,697     9.98           418,019     9.38
Commercial construction                 34,749     0.66            34,954     0.78
Commercial non-mortgage                328,375     6.24           169,633     3.81
------------------------------------------------------------------------------------
   Total commercial loans              888,821    16.88           622,606    13.97
------------------------------------------------------------------------------------
Consumer loans:
Home equity credit loans               465,220     8.83           377,225     8.46
Other consumer                         104,681     1.99            90,783     2.04
------------------------------------------------------------------------------------
Total consumer loans                   569,901    10.82           468,008    10.50
------------------------------------------------------------------------------------
Loans receivable (net of fees
   and costs)                        5,328,780   101.20         4,526,835   101.55
Allowance for loan losses             (63,047)    (1.20)          (69,091)   (1.55)
------------------------------------------------------------------------------------
   Loans receivable, net          $  5,265,733   100.00%     $  4,457,744    100.00%
------------------------------------------------------------------------------------

       The following table sets forth the contractual maturity and interest-rate sensitivity of residential and commercial construction mortgage loans and commercial non-mortgage loans at December 31, 1999.

                                                              Contractual Maturity
---------------------------------------------------------------------------------------------------------------------------
                                                                    More Than
                                             One Year                One to                 More Than
(In thousands)                                or Less              Five Years              Five Years               Total
---------------------------------------------------------------------------------------------------------------------------
CONTRACTUAL MATURITY
   Construction loans:
      Residential mortgage                   $300,285               $    958                 $  1,067           $   302,310
      Commercial mortgage                      14,407                 16,459                   14,782                45,648
   Commercial non-mortgage loans              488,758                279,962                  146,315               915,035
---------------------------------------------------------------------------------------------------------------------------
        Total                                $803,450               $297,379                 $162,164            $1,262,993
---------------------------------------------------------------------------------------------------------------------------

INTEREST-RATE SENSITIVITY

   Fixed rates                               $668,715               $179,960                 $ 73,340            $  922,015
   Variable rates                             134,735                117,419                   88,824               340,978
---------------------------------------------------------------------------------------------------------------------------
        Total                                $803,450               $297,379                 $162,164            $1,262,993
---------------------------------------------------------------------------------------------------------------------------

Purchase and Sale of Loans and Loan Servicing
---------------------------------------------

     The Bank has been a seller and purchaser of whole loans and participations in the secondary market. Webster, in general, sells fixed-rate mortgage loans and retains servicing for the loans sold whenever possible. Loans purchased in the secondary market by Webster are typically adjustable-rate mortgage loans and purchased, in most cases, with servicing retained by the seller. See Note 4 to the Consolidated Financial Statements contained in the 1999 Annual Report to Shareholders incorporated herein by reference for further discussion.

       The table below shows for the Bank, residential and commercial first mortgage loan origination, purchase, sale and repayment activities for the periods indicated.

                                                                                        Years ended December 31,
---------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                     1999            1998            1997
---------------------------------------------------------------------------------------------------------------------------
FIRST MORTGAGE LOAN ORIGINATIONS AND PURCHASES:
   Permanent:
      Mortgage loans originated                                               $  913,693         $  960,322      $  598,862
   Construction:
      Mortgage loans originated                                                  422,823            291,833         194,772
---------------------------------------------------------------------------------------------------------------------------
        Total permanent and construction loans originated                      1,336,516          1,252,155         793,634
---------------------------------------------------------------------------------------------------------------------------
   Loans and participations purchased                                              9,948             66,173         191,078
   Loans acquired through acquisition                                            157,156                  -          34,503
---------------------------------------------------------------------------------------------------------------------------
        Total loans originated, acquired and purchased                         1,503,620          1,318,328       1,019,215
---------------------------------------------------------------------------------------------------------------------------
FIRST MORTGAGE LOAN SALES AND PRINCIPAL REDUCTIONS:
   Loans sold                                                                    104,227            222,165         135,338
   Loan principal reductions                                                   1,218,361          1,237,173         359,754
   Reclassified to foreclosed properties                                           9,022             13,250          13,202
---------------------------------------------------------------------------------------------------------------------------
   Total loans sold and principal reductions                                   1,331,610          1,472,588         508,294
---------------------------------------------------------------------------------------------------------------------------
   Increase (decrease) in gross mortgage loans receivable                     $  172,010         $(154,260)      $  510,921
---------------------------------------------------------------------------------------------------------------------------

Nonaccrual Assets and Delinquencies

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

     Interest on nonaccrual loans that would have been recorded as additional income for the years ended December 31, 1999, 1998 and 1997 had the loans been current in accordance with their original terms approximated $3.0 million, $2.8 million, and $4.6 million, respectively.

     The following table shows the Bank's loans ninety days or more past due and accruing at the indicated year ends.

                                                                           Years ended December 31,
--------------------------------------------------------------------------------------------------------------------------
(In thousands)                                      1999              1998            1997               1996          1995
--------------------------------------------------------------------------------------------------------------------------
LOANS PAST DUE 90 DAYS OR MORE AND ACCRUING

    Residential Mortgage                            $ --            $   --          $   --               $ --          $ --
    Commercial Mortgage                               --                --              --                 --            --
    Commercial                                       698             1,209           1,060                395           273
    Consumer                                          --               --               --                 --            --
---------------------------------------------------------------------------------------------------------------------------
   Total                                            $698            $1,209          $1,060               $395          $273
---------------------------------------------------------------------------------------------------------------------------

       See "Asset Quality" within the MD&A section and Note 1(d) to the Consolidated Financial Statements contained in the 1999 Annual Report to Shareholders incorporated herein by reference for further nonaccrual loan information and a description of Webster's nonaccrual loan policy.

       The following table sets forth information as to the Bank's loans past due 30-89 days and still accruing interest.

                                                                          December 31,
--------------------------------------------------------------------------------------------------------------------------------
                                       1999                1998                1997               1996                1995
--------------------------------------------------------------------------------------------------------------------------------
                               Principal           Principal           Principal          Principal           Principal
(Dollars in thousands)          Balances      %     Balances     %      Balances     %     Balances      %     Balances      %
--------------------------------------------------------------------------------------------------------------------------------
Past due 30-89 days and
  still accruing:

   Residential real estate       $20,499    0.34%    $26,727    0.48%    $31,479    0.56%   $29,826     0.56%   $32,952     0.74%
   Commercial real estate         11,865    0.19      12,369    0.22       8,686    0.16      4,138     0.08     11,406     0.26
   Commercial non-mortgage         7,104    0.12       5,613    0.10       4,061    0.07        794     0.01         16      --
   Consumer                        4,746    0.08       6,873    0.13       6,466    0.12      4,074     0.08      3,140     0.07
--------------------------------------------------------------------------------------------------------------------------------
   Total                         $44,214    0.73%    $51,582    0.93%    $50,692    0.91%   $38,832     0.73%   $47,514     1.07%
--------------------------------------------------------------------------------------------------------------------------------

Troubled Debt Restructuring

     At December 31, 1999 and 1998, the Bank had total troubled debt restructurings of approximately $5.9 million and $11.0 million, respectively. Interest income booked for 1999 under the restructured terms totaled $421,000 as compared to $746,000 that would have been booked had the restructured loans been under their original terms during 1999. Interest income booked for 1998 under the restructured terms totaled $612,000 as compared to $997,000 that would have been booked had the restructured loans been under their original terms during 1998.

Potential Problem Loans

     At December 31, 1999, the Bank had a commercial loan relationship with an outstanding balance of approximately $9.7 million that was classified as a watch loan and identified as a potential problem loan. The loan relationship is comprised of approximately $6.3 million of lines of credit and a commercial mortgage of approximately $3.4 million. The loan is on an accrual basis and current at December 31, 1999. This loan continues to be closely monitored by credit administration.

Classification of Assets

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

     At December 31, 1999, the Bank's classified loans totaled $40.0 million, consisting of $38.3 million in loans classified as "substandard," $1.7 million in loans classified as "doubtful" and none classified as "loss". At December 31, 1998, the Bank's classified loans totaled $48.3 million, consisting of $45.7 million in loans classified as "substandard," $2.6 million in loans classified as "doubtful" and none classified as "loss." In addition, at December 31, 1999 and 1998, the Bank had $30.3 million and $29.9 million, respectively, of special mention loans.

Allowance for Loan Losses

     The Bank's allowance for loan losses at December 31, 1999 totaled $72.7 million. See MD&A "Asset Quality" and "Comparison of 1999 and 1998 Years" contained in the 1999 Annual Report to Shareholders incorporated herein by reference. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on the Bank's nonaccrual loans, classified loans and watch list loans including an analysis of the collateral for the loans. Other factors considered are the Bank's loss experience, loan concentrations, local economic conditions and other factors.

     The following table presents an allocation of the Bank's allowance for loan losses at the dates indicated and the related percentage of loans in each category to the Bank's loan receivable portfolio.

                                                                          December 31,
---------------------------------------------------------------------------------------------------------------------------------
                                       1999                1998                1997               1996                1995
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)            Amount      %       Amount     %        Amount     %       Amount      %       Amount      %
---------------------------------------------------------------------------------------------------------------------------------

Balance at end of
  period applicable to:

   Residential mortgage loans    $25,197   63.97%    $23,237   69.64%    $30,635   72.09%   $22,397    72.63%   $34,658    75.91%
   Commercial mortgage loans      20,629   12.16      22,309   11.06      17,702   10.52     17,948    10.52     17,627    10.01
   Commercial non-mortgage loans  13,049   15.01      13,430    9.85      12,096    6.61     12,923     6.16      5,779     3.75
   Consumer loans                 13,783    8.86       6,225    9.45      11,166   10.78      9,779    10.69     11,027    10.33
---------------------------------------------------------------------------------------------------------------------------------
      Total                      $72,658  100.00%    $65,201  100.00%    $71,599  100.00%   $63,047   100.00%   $69,091   100.00%
---------------------------------------------------------------------------------------------------------------------------------

INVESTMENT ACTIVITIES

     Webster, as a Delaware corporation, has the authority to invest in any type of investment permitted under Delaware law. As a unitary holding company, however, its investment activities are subject to certain regulatory restrictions.

     The Bank has the authority to acquire, hold and transact various types of investment securities that are in accordance with applicable federal regulations, state statutes and within the guidelines of the Bank's internal investment policy. The types of investments that the Bank may invest in include in general: interest-bearing deposits of federal insured banks, federal funds, U.S. government treasuries and agencies including agency mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMOs"), private issue MBS and CMOs, municipal securities, corporate debt, commercial paper, banker's acceptances, structured notes, trust preferred securities (investment grade only), mutual funds and equity securities subject to restrictions applicable to federally chartered institutions. Investment types acquired by Webster are also subject to the guidelines of internal investment policy. The Corporation's asset/liability management objectives also influence investment activities at both the holding company and bank levels. The Bank is required to maintain liquid assets at regulatory minimum levels which vary from time to time. The Bank uses various investments as permitted by regulation for meeting its liquidity requirement. See "Regulation" section within this report.

     Webster, directly or through its bank subsidiary, maintains an investment portfolio that is primarily structured to provide a source of liquidity for operating demands, generate net interest income as well as provide a means to balance interest-rate sensitivity. In accordance with generally accepted accounting principles, the investment portfolio is classified into three major categories consisting of: held to maturity, available for sale and trading securities.

     The Bank uses interest-rate financial instruments within internal policy guidelines to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 10 to the Consolidated Financial Statements in the 1999 Annual Report to Shareholders incorporated herein by reference.

     At December 31, 1999, the combined investment portfolios of Webster and the Bank totaled $3.1 billion, with $2.9 billion and $119 million held by the Bank and Webster, respectively. Webster's portfolio was all classified as available for sale and consisted primarily of equity, mutual funds and corporate trust preferred securities. The Bank's portfolio consisted primarily of mortgage-backed securities and other debt securities.

     The securities portfolio of Webster and the Bank are managed by the Bank's Treasury Group in accordance with established corporate investment policy. See
Note 3 to the Consolidated Financial Statements in the 1999 Annual Report to Shareholders incorporated herein by reference.

     At December 31, 1999, the Bank held securities with the following single issuers whose aggregate book value exceed ten percent of total stockholders' equity at current year end.

                                                             At December 31, 1999
------------------------------------------------------------------------------------------------
                                              Aggregate              Aggregate           10 %
       Issuer                                Book Value            Market Value        Threshold
------------------------------------------------------------------------------------------------
       FHLMC                                  $504,058               $487,851          $63,567
       FNMA                                    827,271                804,152           63,567
       GNMA                                    401,671                402,510           63,567
       Nomura Asset
        Security Corp                          100,444                 90,459           63,567

A summary of securities follows:

                                                                     December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                  1999                                             1998
-----------------------------------------------------------------------------------------------------------------------------------
                                   Amortized        Unrealized         Estimated    Amortized        Unrealized         Estimated
(In thousands)                        Cost       Gains     Losses      Fair Value      Cost        Gains     Losses     Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
TRADING SECURITIES:
Mortgage-backed securities (a)    $   50,854(b) $    --  $      --   $   50,854   $   91,114(b)  $    --   $     --    $   91,114
-----------------------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE PORTFOLIO:
U.S. Treasury notes               $   17,070    $    18  $    (233)  $   16,855   $   25,617     $   400   $     --    $   26,017
U.S. Government Agency                92,733         --     (4,338)      88,395      106,427       1,018       (109)      107,336
Municipal bonds and notes             27,591          3     (1,463)      26,131       27,874         776        (29)       28,621
Corporate bonds and notes             75,068         --     (9,895)      65,173       92,062         601     (2,178)       90,485
Equity securities (c)                201,352      7,684    (11,060)     197,976      244,670       8,107     (4,763)      248,014
Mortgage-backed securities (a)     2,379,491      6,330    (88,848)   2,296,973    2,616,695      40,469     (5,299)    2,651,865
Purchased interest-rate
   contracts  (Note 10)               10,874         --     (1,792)       9,082       15,985          --     (3,437)       12,548
-----------------------------------------------------------------------------------------------------------------------------------
                                  $2,804,179    $14,035  $(117,629)  $2,700,585   $3,129,330     $51,371   $(15,815)   $3,164,886
-----------------------------------------------------------------------------------------------------------------------------------
HELD TO MATURITY PORTFOLIO:
U.S. Treasury Notes               $   10,396    $    --  $    (112)  $   10,284   $    2,955     $    18   $    --     $    2,973
U.S. Government Agency                 1,520         --         (6)       1,514        7,399          24        --          7,423
Municipal bonds and notes             24,861         39       (783)      24,117       15,339         477        --         15,816
Corporate bonds and notes            135,476        405    (12,322)     123,559      151,801       2,631    (1,171)       153,261
Mortgage-backed securities (a)       143,209        544     (2,945)     140,808      229,335       2,432    (1,044)       230,723
Preferred Stock                           --         --         --           --           --          --         --            --
-----------------------------------------------------------------------------------------------------------------------------------
                                  $  315,462    $   988  $ (16,168)  $  300,282   $  406,829     $ 5,582   $ (2,215)   $  410,196
-----------------------------------------------------------------------------------------------------------------------------------
   Total                          $3,170,495    $15,023  $(133,797)  $3,051,721   $3,627,273     $56,953   $(18,030)   $3,666,196
-----------------------------------------------------------------------------------------------------------------------------------

                                                December 31,
------------------------------------------------------------------------------
                                                     1997
-----------------------------------------------------------------------------
                                  Amortized       Unrealized        Estimated
(In thousands)                      Cost       Gains     Losses    Fair Value
-----------------------------------------------------------------------------
TRADING SECURITIES:
Mortgage-backed securities (a)    $  84,749  $    --   $     --    $   84,749
-----------------------------------------------------------------------------
AVAILABLE FOR SALE PORTFOLIO:
U.S. Treasury notes               $  46,760  $   266   $    (30)   $   46,996
U.S. Government Agency              120,310      809        (79)      121,040
Municipal bonds and notes            21,745       76       (136)       21,685
Corporate bonds and notes            21,445      122       (262)       21,305
Equity securities (c)               225,120   16,289     (1,285)      240,124
Mortgage-backed securities (a)    2,771,458   36,698     (7,754)    2,800,402
Purchased interest-rate
   contracts  (Note 10)              15,079       --     (7,262)        7,817
-----------------------------------------------------------------------------
                                  $3,221,917  $54,260   $(16,808)   $3,259,369
-----------------------------------------------------------------------------
HELD TO MATURITY PORTFOLIO:
U.S. Treasury Notes               $   3,067   $    31   $    (2)   $    3,096
U.S. Government Agency               40,452        57       (96)       40,413
Municipal bonds and notes            15,341       196        (1)       15,536
Corporate bonds and notes             1,414         7        --         1,421
Mortgage-backed securities (a)      365,278     2,533    (2,787)      365,024
Preferred Stock                       1,000        4        --          1,004
-----------------------------------------------------------------------------
                                  $  426,552  $ 2,828  $ (2,886)   $  426,494
-----------------------------------------------------------------------------
   Total                          $3,733,218  $57,088  $(19,694)   $3,770,612
-----------------------------------------------------------------------------

(a) Mortgage-backed securities, which are guaranteed by Fannie Mae, Federal Home Loan Mortgage Corporation and Government National Mortgage Association, represent participating interests in direct pass through pools of mortgage loans originated and serviced by the issuers of the securities.

(b)  Stated at fair value, including the effect of short futures positions.

(c) The fair value of equity securities at December 31, 1999 consisted of Federal Home Loan Bank ("FHLB") stock of $103.9 million, mutual funds of $13.6 million, preferred stock of $24.3 million and common stock of $56.2 million. As of December 31, 1998, the fair value of equity securities consisted of FHLB stock of $102.5 million, mutual funds of $35.1 million, preferred stock of $45.7 million and common stock of $64.7 million.

TRUST ACTIVITIES

     The Bank, through its wholly-owned subsidiary, Webster Trust Company, N.A., manages the assets of and provides a comprehensive range of trust, custody, estate and administrative services to individuals, small to medium size companies and not-for-profit organizations (endowments and foundations). At December 31, 1999, there were approximately $810.0 million of assets under management.

Additional information related to the trust subsidiary is included in the MD&A and Notes to the Consolidated Financial Statements contained in the 1999 Annual Report to Shareholders incorporated herein by reference.

INSURANCE ACTIVITIES

     Webster, through its wholly-owned subsidiary, Damman, offers a full range of insurance plans to both individuals and businesses. The insurance subsidiary is a regional insurance brokerage with three operating divisions: individual and family insurance, financial services, and business and professional insurance.

     As of February 1, 2000, Webster acquired through Damman, The Levine Companies, a privately owned Connecticut-based insurance company. The acquisition was accounted for as a purchase transaction. Additional information on this acquisition can be referenced in the MD&A section contained in the 1999 Annual Report to Shareholders incorporated herein by reference.

     Additional information related to the insurance subsidiary is included in the MD&A and Notes to Consolidated Financial Statements contained in the 1999 Annual Report to Shareholders incorporated herein by reference.

SOURCES OF FUNDS

     Deposits, loan repayments, securities payments and maturities, as well as earnings, are the primary sources of the Bank's funds for use in its lending and investment activities. While scheduled loan repayments and securities payments are a relatively stable source of funds, deposit flows and loan prepayments are influenced by prevailing interest rates and local economic conditions. The Bank also derives funds from Federal Home Loan Bank ("FHLB") advances and other borrowings, as necessary, when the cost of these alternative sources of funds are favorable.

     Webster's main sources of liquidity are dividends from the Bank, interest and dividends on securities and net proceeds from capital offerings and borrowings, while the main outflows are the payments of dividends to common stockholders and interest expense on the capital securities, senior notes and other borrowings.

     Webster attempts to control the flow of funds in its deposit accounts according to its need for funds and the cost of alternative sources of funds. Webster controls the flow of funds primarily by the pricing of deposits, which is influenced to a large extent by competitive factors in its market area and overall asset/liability management strategies.

Deposit Activities

       Webster has developed a variety of innovative deposit programs that are designed to meet depositors needs and attract both short-term and long-term deposits from the general public. Webster's checking account programs offer a full line of accounts with varying features that include noninterest-bearing and interest-bearing account types. Webster's savings account programs include statement and passbook accounts, money market savings accounts, club accounts and certificate of deposit accounts that offer short and long-term maturity options. Webster offers IRA savings and certificate of deposit accounts that earn interest on a tax-deferred basis. Webster also offers special rollover IRA accounts for individuals who have received lump-sum distributions. Webster's checking and savings deposit accounts have several features that include: ATM Card and Check Card use, direct deposit, combined statements, 24-hour automated telephone banking services, bank by mail services and overdraft protection. Deposit customers can access their accounts in a variety of ways including ATMs, PC banking, telephone banking or by visiting a nearby branch. Webster had $50.0 million of brokered certificate of deposits at December 31, 1999.

     Webster receives retail and commercial deposits through its 118 full-service banking offices in Connecticut and 2 full-service offices in New Hampshire. Webster relies primarily on competitive pricing policies and effective advertising to attract and retain deposits while emphasizing the objectives of quality customer service and customer convenience. The WebsterOne Account is a banking relationship that affords customers the opportunity to avoid fees, receive free checks, earn premium rates on savings and simplify their bookkeeping with one combined account statement that links account balances. Webster's Check Card can be used at over fifteen million Visa merchants worldwide to pay for purchases with money in a linked checking account. The Check Card also serves as an ATM Card for receiving cash, for processing deposits and transfers, and obtaining account balances 24 hours per day. Customer services also include ATM facilities that use state-of-the-art technology with membership in NYCE and PLUS networks and provide 24-hour access to linked accounts. The Bank's Internet Banking service allows customers the ability to transfer money between accounts, review statements, check balances and pay bills through personal computer use. The Bank's telephone banking service provides automated customer access to account information 24 hours per day, seven days per week, and also to service representatives at certain established hours. Customers can transfer account balances, process stop payments and address changes, place check reorders, open deposit accounts, inquire about account transactions and request general information about Webster's products and services. Webster's services provide for automatic loan payment features from its accounts as well as for direct deposit of Social Security, payroll, and other retirement benefits. Additional information concerning the deposits of Webster is included in Note 7 to the Consolidated Financial Statements contained in the 1999 Annual Report to Shareholders incorporated herein by reference.

     The following table sets forth the deposit accounts of the Bank in dollar amounts and as percentages of total deposits at the dates indicated.

                                                                          At December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                             1999                              1998                             1997
                             -------------------------------------------------------------------------------------------------------
                             Weighted                   % of   Weighted                 % of     Weighted                  % of
                              average                   total   average                 total     average                  total
(Dollars in thousands)         rate         Amount    deposits   rate         Amount  deposits     rate        Amount    deposits
------------------------------------------------------------------------------------------------------------------------------------
BALANCE BY ACCOUNT TYPE:
Demand deposits                  --%      $  675,449     10.9%     --%     $  626,996      9.9%      --%     $  568,843      8.9%
NOW accounts                   1.20          700,243     11.3    1.24         694,074     11.0     1.22         619,995      9.7
Regular savings and money
  market deposit accounts      2.56        1,719,562     27.8    2.52       1,582,424     25.1     2.46       1,555,003     24.3
Time deposits                  4.84        3,095,837     50.0    5.07       3,409,480     54.0     5.34       3,667,664     57.1
------------------------------------------------------------------------------------------------------------------------------------
      Total                    3.26%      $6,191,091    100.0%   3.53%     $6,312,974    100.0%    3.77%     $6,411,505    100.0%
------------------------------------------------------------------------------------------------------------------------------------

Time deposits of $100,000 or more amounted to $493.6 million and represented approximately 8.0% of total deposits at December 31, 1999.

The following table represents the amount of time deposits of $100,000 or more maturing during the periods indicated:

----------------------------------------------------------------------------------------
(In thousands)                                                                  Totals
----------------------------------------------------------------------------------------
Maturing:
   January 1, 2000 to March 31, 2000                                            $184,419
   April 1, 2000 to June 30, 2000                                                104,193
   July 1, 2000 to December 31, 2000                                              73,706
   January 1, 2001 and beyond                                                    131,282
----------------------------------------------------------------------------------------
                                                                                $493,600
----------------------------------------------------------------------------------------

Borrowings

     The FHLB system functions in a reserve credit capacity for savings institutions and certain other home financing institutions. Members of the FHLB system are required to own capital stock in the FHLB. Members are authorized to apply for advances on the security of such stock and certain home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States Government) provided certain creditworthiness standards have been met. Under its current credit policies, the FHLB limits advances based on a member's assets, total borrowings and net worth.

     The Bank uses long-term and short-term FHLB advances as a primary source of funding to meet liquidity and planning needs when the cost of these funds are reasonable as compared to alternate funding sources. At December 31, 1999, FHLB advances totaled $1.7 billion and represented 61% of total outstanding borrowed funds.

     Additional sources of funding through borrowing transactions were available to the Bank through securities sold under agreement to repurchase, purchased federal funds and lines of credit with correspondent banks. Webster, in general, utilizes various lines of credit with correspondent banks when the need for borrowed funds arises. Borrowings through securities sold under agreement to repurchase transactions are originated through the Bank's Funding and Treasury Sales Desk operations. Outstanding securities sold under agreement to repurchase borrowings totaled $943.8 million at December 31, 1999 and represented approximately 34% of total outstanding borrowed funds.

     Additional information concerning FHLB advances, securities sold under agreement to repurchase and other borrowings is included in Notes 8 and 9 to the Consolidated Financial Statements contained in the 1999 Annual Report to Shareholders incorporated herein by reference.

BANK SUBSIDIARIES

     The Bank's direct investment in its service corporation subsidiary, Webster Investment Services, Inc., totaled $1.5 million at December 31, 1999. The activities of this broker-dealer subsidiary consisted primarily of the selling of mutual funds and annuities. Webster Investment Services plans to introduce new products and services, including asset management products and various financial planning tools.

     The Bank's direct investment in its trust subsidiary corporation, Webster Trust Company, N.A., totaled $8.6 million at December 31, 1999. The trust had approximately $810.0 million in trust assets under management at December 31, 1999.

     The Bank's direct investment in its operating subsidiary corporation, FCB Properties, Inc., totaled $2.0 million at December 31, 1999. The primary function of this operating subsidiary is to dispose of foreclosed properties.

     The Bank's direct investment in its real estate investment trust ("REIT") operating subsidiary corporation, Webster Preferred Capital Corporation, totaled $916.7 million at December 31, 1999. The primary function of the REIT is to provide a cost-effective means of raising funds, including capital, on a consolidated basis for the Bank. The REIT's strategy is to acquire, hold and manage real estate mortgage assets.

     The Bank's investment in its internet lending subsidiary, Nowlending LLC, totaled $2.3 million at December 31, 1999. The primary function of this subsidiary is to provide an efficient national network for the origination of residential mortgages through the internet.

     The Bank's direct investment in its passive investment subsidiary, Webster Mortgage Investment Corporation totaled $2.1 billion at December 31, 1999. The primary function of this subsidiary is to provide servicing on passive investments, which include loans secured by real estate, that yields state tax benefits.

EMPLOYEES

       At December 31, 1999, Webster had 2,253 employees (including 340 part-time employees), none of whom were represented by a collective bargaining group. Webster maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan, an employee 401(k) investment plan and an employee stock ownership plan. Management considers Webster's relations with its employees to be good.

MARKET AREA AND COMPETITION

     The Bank is headquartered in Waterbury, Connecticut (New Haven County) and conducts business from its home office in downtown Waterbury and 120 branch offices that are located in the states of Connecticut and New Hampshire. The Connecticut branches are in Waterbury, Ansonia, Bethany, Branford, Cheshire, Derby, East Haven, Hamden, Madison, Meriden, Milford, Naugatuck, New Haven, North Haven, Orange, Oxford, Prospect, Seymour, Southbury Wallingford and West Haven (New Haven County); New Milford, Torrington, Watertown and Winsted (Litchfield County); Danbury, Fairfield, Ridgefield, Shelton, Stratford, Trumbull, Westport and Wilton (Fairfield County); Avon, Berlin, Bloomfield, Bristol, Canton, East Hartford, East Windsor, Enfield, Farmington, Forestville, Glastonbury, Hartford, Kensington, Manchester, New Britain, Newington,
Plainville,  Rocky  Hill,  Simsbury,   Southington,   South  Windsor,  Suffield,
Terryville, West Hartford, Wethersfield, Windsor and Windsor Locks (Hartford County); Cromwell, Essex, Middletown and Old Saybrook (Middlesex County); Old Lyme (New London County) and Ellington, Somers and Vernon (Tolland County). The New Hampshire branches are located in Portsmouth and Hampton of Rockingham County. Waterbury is approximately 30 miles southwest of Hartford and is located on Route 8 midway between Torrington and the New Haven and Bridgeport metropolitan areas. Most of the Bank's depositors live, and most of the properties securing its mortgage loans are located, in the same area or the adjoining counties. The Bank's market area has a diversified economy with the workforce employed primarily in manufacturing, financial services, healthcare, industrial and technology companies.

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

     Webster has trust offices located in the towns of Kensington and Westport. The trust company manages the assets of and provides a comprehensive range of trust, custody, estate and administrative services to individuals, small to medium size companies and non-profit organizations.

     Webster offers a full array of insurance services to its consumer and commercial customer base through its subsidiary Damman Associates, Inc. Damman is a full-service Westport based insurance agency, providing property-casualty, life and group coverage to commercial and individual customers. Damman has offices in Westport and Wallingford.

REGULATION

     Webster, as a savings and loan holding company, and Webster Bank, as a federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OTS as their primary federal regulator. Webster Bank is also subject to regulation, supervision and examination by the FDIC and as to certain matters by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). See MD&A and Notes to the Consolidated Financial Statements, incorporated herein by reference in the 1999 Annual Report to Shareholders, as to the impact of certain laws, rules and regulations on the operations of the Corporation and the Bank. Set forth below is a description of certain regulatory developments.

     The Bank is subject to substantial regulatory restrictions on its ability to pay dividends to Webster. Under OTS capital distribution regulations that became effective in early 1999, as long as the Bank meets the OTS capital requirements before and after the payment of dividends, the Bank may pay dividends to Webster, without prior OTS approval, equal to the net income to date over the calendar year, plus retained net income over the preceding two years. In addition, the OTS has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds, and must be given 30 days' advance notice of all capital distributions, during which time it may object to any proposed distribution.

     On November 12, 1999, President Clinton signed the Gramm-Leach-Blilely Act that reforms the U.S. banking laws to allow full affiliation between commercial banks, insurance companies and securities firms. The legislation primarily addresses permissible activities of bank holding companies and national banks by expanding the permissible nonbanking activities of these entities. Since Webster is a unitary saving and loan holding company, it is not currently subject to restrictions on its nonbanking activities, so the expanded activities of bank holding companies should not put Webster at a competitive disadvantage. Prior to the passage of the legislation, any type of company, including commercial companies, could acquire Webster. The ability of companies that engage in nonfinancial activities to acquire federal savings banks and their holding companies has been terminated by the legislation. Now, a company may acquire Webster or the Bank and be treated as a savings and loan holding company only if it restricts its activities to those financial activities permissible for bank holding companies.

     Provisions of the Gramm-Leach-Bliley Act permit national banks to establish financial subsidiaries that may engage in a broad range of financial activities, including securities underwriting activities. State-chartered commercial banks may also engage in these expanded activities if permitted by relevant state law. As a result of the legislation, the Bank's national and state commercial bank competitors may be able to engage in additional financial activities not permissible for the Bank and its subsidiaries.

     The Gramm-Leach-Bliley Act also imposes certain obligations on financial institutions, including federal savings banks such as the Bank, to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect and secure customer data. These privacy provisions will be implemented by regulations that will take effect on or after November 12, 2000.

TAXATION

Federal

     Webster, on behalf of itself and its subsidiaries, files a calendar tax year consolidated federal income tax return, except for the Bank's REIT Subsidiary and Nowlending, which file stand alone returns. Webster and its subsidiaries report their income and expenses using the accrual method of accounting. Tax law changes were enacted in August 1996 to eliminate the thrift bad debt method of calculating bad debt deductions for tax years after 1995 and to impose a requirement to recapture into taxable income (over a six-year period) all bad debt reserves accumulated after 1987. Since Webster previously recorded a deferred tax liability with respect to these post-1987 reserves, its total tax expense for financial reporting purposes will not be affected by the recapture requirement. The tax law changes also provide that taxes associated with the recapture of pre-1988 bad debt reserves would become payable under more limited circumstances than under prior law. Under the tax laws, as amended, events that would result in recapture of the pre-1988 bad debt reserves include stock and cash distributions to the holding company from the Bank in excess of specified amounts. Webster does not expect such reserves to be recaptured into taxable income. At December 31, 1999, Webster had pre-1988 reserves of approximately $41.0 million.

     Depending on the composition of its items of income and expense, a savings institution may be subject to the alternative minimum tax. For tax years beginning after 1986, a savings institution must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain adjustments and increased by certain tax preferences, including depreciation deductions in excess of those allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and, for tax years after 1989, 75% of the excess of adjusted current earnings over AMTI. AMTI may be reduced only up to 90% by net operating loss carryovers, but the payment of alternative minimum tax will give rise to a minimum tax credit which will be available with an indefinite carry forward period, to reduce federal income taxes of the institution in future years (but not below the level of alternative minimum tax arising in each of the carry forward years).

     Webster's federal income tax returns have been examined by the Internal Revenue Service for tax years through 1993.

State

     The State of Connecticut enacted tax law changes in May 1998, allowing for the formation of a Passive Investment Company ("PIC") by financial institutions. This legislation exempts Passive Investment Companies from state income taxation in Connecticut, and exempts from inclusion in Connecticut taxable income the dividends paid from a passive investment company to a related financial institution. Webster Bank qualifies as a financial institution under the statute, and has organized a PIC that began operations in the first quarter of 1999. The legislation is effective for tax year beginning on or after January 1, 1999. Webster's formation of a PIC has reduced its Connecticut tax expense in 1999 and, as a result of the PIC's formation, a deferred tax charge was taken in the fourth quarter of 1998. State income taxation is in accordance with the corporate income tax laws of the State of Connecticut and other states on an apportioned basis. For the State of Connecticut, the Corporation and its subsidiaries, exclusive of the REIT subsidiary and PIC subsidiary, are required to pay taxes under the larger of two methods but no less than the minimum tax of $250 per entity. Method one is 8.50% (scheduled to decrease to 7.5% by 2000) of the year's taxable income (which, with certain exceptions, is equal to taxable income for federal purposes) or method two (additional tax on capital), an amount equal to 3 and 1/10 mills per dollar on its average capital. The Bank is not required to compute tax under method two, method one only.

     Webster expects to pay no state taxes to Connecticut for the foreseeable future, due to the operation of its PIC subsidiary. Webster also pays state tax in the State of Massachusetts and New Hampshire due to having business locations in New Hampshire and business activity in Massachusetts. These state taxes are minimal.

ITEM 2. PROPERTIES

     At December 31, 1999, Webster had 33 banking offices in New Haven County, 57 banking offices in Hartford County, 11 banking offices in Fairfield County, 8 banking offices in Litchfield County, 4 banking offices in Middlesex County, 3 banking offices in Tolland County, 2 banking offices in New London County, and 2 banking offices in the state of New Hampshire. Of these, 66 offices are owned and 54 offices are leased. Lease expiration dates range from 1 to 33 years with renewal options of 3 to 35 years. Additionally, the Bank maintains two trust offices: one in Fairfield County and one in Hartford County.

       The total net book value of properties and furniture and fixtures owned and used for banking offices at December 31, 1999 was $103.4 million, which includes the aggregate net book value of leasehold improvements on properties used for offices of $5.8 million at that date.

ITEM 3. LEGAL PROCEEDINGS

     At December 31, 1999, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Webster or any of its subsidiaries was a party to or of which any of their property was the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  A special meeting of Webster's shareholders was held on November 9, 1999.

(b)  Not applicable.

(c) The following matters were voted on and approved by Webster's shareholders at the special meeting held on November 9, 1999: (i) to approve and adopt the agreement and plan of merger, dated as of June 29, 1999, between Webster Financial Corporation and New England Community Bancorp., Inc., the merger of NECB into Webster and the other transactions contemplated by the merger agreement, as described in the joint proxy statement/prospectus (Proposal 1); and (ii) to amend Webster's Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 200,000,000 (Proposal 2). As to Proposal 1, shareholders cast 28,905,285 votes for, 423,161 votes against, 221,714 abstentions and 88,440 broker non-votes. As to Proposal 2, shareholders cast 20,657,843 votes for, 8,704,329 votes against, 276,412 abstentions and 16 broker non-votes. The record date for the special meeting was September 24, 1999.

(d)  Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Webster is traded over-the-counter on the Nasdaq National Market System under the symbol "WBST."

     The following table shows dividends declared and the market price per share by quarter for 1999 and 1998. Webster increased its quarterly dividend to $.12 per share in 1999.

------------------------------------------------------------------------------------------------------------
                                               COMMON STOCK (PER SHARE)

                                              Cash
                                            Dividends                 Market Price                    End of
                      1999                  Declared              Low              High               Period
------------------------------------------------------------------------------------------------------------
                   Fourth                    $.12               $21 7/8             $28 3/4         $23 9/16
                   Third                      .12                24 3/4              28 13/16        25 1/2
                   Second                     .12                26 3/16             32              27 1/8
                   First                      .11                27 7/16             31 1/8          28 7/8

                                              Cash
                                            Dividends                  Market Price                   End of
                   1998                     Declared              Low              High               Period
------------------------------------------------------------------------------------------------------------
                   Fourth                    $.11               $18 7/8             $28 1/8         $27 7/16
                   Third                      .11                20 5/8              34 5/8          24 3/8
                   Second                     .11                31 7/16             36 1/4          33 1/4
                   First                      .11                28 9/16             35              34 3/4

     Payment of dividends from the Bank to Webster is subject to certain regulatory and other restrictions. Payment of dividends by Webster on its stock is subject to various restrictions, none of which is expected to limit any dividend policy which the Board of Directors may in the future decide to adopt. Under Delaware law, Webster may pay dividends out of surplus or, in the event there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Dividends may not be paid out of net profits, however, if the capital of Webster has been diminished to an amount less than the aggregate amount of capital represented by all classes of issued and outstanding preferred stock.

OTHER EVENTS

     The annual meeting of shareholders of Webster will be held on April 27, 2000.

     See page 72 of the 1999 Annual Report to Shareholders incorporated herein by reference for additional information concerning Webster's annual meeting and common stock.

ITEM 6. SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------------
                                                                                    December 31,
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)      1999              1998           1997             1996              1995
-------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF CONDITION DATA
Total assets                                    $9,931,744       $9,836,029     $9,902,775        $8,061,569        $7,063,945
Loans receivable, net                            6,022,236        5,507,118      5,524,918         5,265,733         4,353,976
Securities                                       3,066,901        3,662,829      3,770,670         2,263,374         2,141,773
Intangible assets                                  138,829           83,227         83,731            86,400            27,122
Deposits                                         6,191,091        6,312,974      6,411,505         6,441,412         5,588,053
Shareholders' equity                               635,667          626,454        585,603           535,087           509,808

OPERATING DATA
Net interest income                             $  303,513       $  282,611     $  285,758        $  252,643        $  210,866
Provision for loan losses                            9,000            8,103         26,449            15,741            11,989
Noninterest income                                  92,630           82,638         47,723            56,833            36,962
Noninterest expenses:
   Acquisition-related expenses                      9,500           20,993         31,989               500             4,271
   Other noninterest expenses                      234,961          208,440        197,544           196,686           161,271
-------------------------------------------------------------------------------------------------------------------------------
   Total noninterest expenses                      244,461          229,433        229,533           197,186           165,542
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                         142,682          127,713         77,499            96,549            70,297
Income taxes                                        47,332           49,694         29,887            35,713            24,122
-------------------------------------------------------------------------------------------------------------------------------
Net income                                          95,350           78,019         47,612            60,836            46,175
Preferred stock dividends                               --               --             --             1,149             1,296
-------------------------------------------------------------------------------------------------------------------------------
Income available to common shareholders         $   95,350       $   78,019     $   47,612        $   59,687        $   44,879
===============================================================================================================================
SIGNIFICANT STATISTICAL DATA
Interest-rate spread                                  3.18%            2.83%           3.18%            3.22%             3.04%
Net interest margin                                   3.32             2.97            3.35             3.40              3.26
Return on average shareholders' equity               15.33            12.82            8.61            11.44             10.30
Return on average assets                               .98              .77             .53              .75               .65
Net income per common share:
     Basic                                      $     2.14       $     1.72     $     1.06        $     1.38        $     1.15
     Diluted                                          2.10             1.69           1.04              1.32              1.10
Dividends declared per common share                   0.47             0.44           0.40              0.33              0.31
Dividend payout ratio                                22.38%           26.04%         38.46%            25.00%            28.18%
Noninterest expenses to average assets                2.51             2.28           2.57              2.52              2.46
Noninterest expenses to average assets,
  adjusted (a)                                        2.07%            1.78%          2.04%             2.40%             2.22%
Diluted weighted average shares                     45,393           46,118         45,966            46,434            42,069
Book value per common share                     $    14.09       $    14.02     $    13.15        $    12.08        $    11.61
Tangible book value per common share                 11.02            12.16          11.27             10.10             10.96
Shareholders' equity to total assets                  6.40%            6.37%          5.91%             6.64%             7.22%

(a)  Noninterest   expenses   excluding    foreclosed    property,    intangible
     amortization, acquisition-related, non-recurring tax, capital securities and preferred dividend expenses divided by average assets.

On December 1, 1999, under the pooling of interests method of accounting, Webster acquired New England Community Bancorp., Inc. All financial data is presented as if the combination occurred at the beginning of the earliest period presented.

All per share data and the number of outstanding shares of common stock have been adjusted retroactively to give effect to stock dividends and a stock split effected in the form of a stock dividend.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       "Management's Discussion and Analysis of Financial Condition & Results of Operations" on pages 23 through 33 of the Corporation's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The required information is incorporated herein by reference to pages 27 through 28 of the Corporation's 1999 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The required information is incorporated herein by reference to pages 34 through 69 of the Corporation's 1999 Annual Report to Shareholders.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following Consolidated Financial Statements of the Registrant and its subsidiaries included in its Annual Report to Shareholders for the year ended December 31, 1999, are incorporated herein by reference in Item 8. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.

     Consolidated Statements of Condition - December 31, 1999 and 1998 Consolidated Statements of Income - Years Ended December 31, 1999, 1998 and 1997
     Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1999, 1998 and 1997
     Consolidated Statements of Comprehensive Income - Years Ended December 31, 1999, 1998 and 1997
     Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997
     Notes to Consolidated Financial Statements
     Independent Auditors' Report

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

     (a)(3) The following exhibits are either filed as part of this Report or are incorporated herein by reference; references to First Federal Bank now mean Webster Bank:

EXHIBIT NO.                          EXHIBIT DESCRIPTION

Exhibit No. 2.    Plan of Acquisition, Reorganization,  Arrangement, Liquidation
                  or Succession.

2.1 Agreement and Plan of Merger, dated as of December 1, 1999, by and between the Corporation and MECH Financial, Inc. (filed as Exhibit 2.1 to the Corporation's Current Report on Form 8-K filed with the SEC on December 10, 1999 and incorporated herein by reference).

2.2 Option Agreement, dated as of December 1, 1999, between MECH Financial, Inc. and the Corporation (filed as Exhibit 2.2 to the Corporation's Current Report on Form 8-K filed with the
                  SEC  on  December   10,  1999  and   incorporated   herein  by
                  reference).

Exhibit No. 3.    Certificate of Incorporation and Bylaws.

3.1               Second Restated Certificate of Incorporation.

3.2               Certificate of Amendment.

3.3 Bylaws, as amended (filed as Exhibit 3 to the Corporation's Quarterly Report on Form 10-Q filed with the SEC on August 13, 1999 and incorporated herein by reference).

Exhibit No. 4     Instruments Defining the Rights of Security Holders.

4.1 Specimen common stock certificate (filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-3 (File No. 333-81563) filed with the SEC on June 25, 1999 and incorporated herein by reference).

4.2 Rights Agreement, dated as of February 5, 1996, between the Corporation and Chemical Mellon Shareholder Services, L.L.C. (filed as Exhibit 1 to the Corporation's Current Report on
                  Form 8-K filed with the SEC on February 12, 1996 and incorporated herein by reference).

4.3 Amendment No. 1 to Rights Agreement, entered into as of November 4, 1996, by and between the Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as an exhibit to the Corporation's Current Report on Form 8-K filed with the SEC on November 25, 1996 and incorporated herein by reference).

4.4 Amendment No. 2 to Rights Agreement, entered into as of October 30, 1998, between the Corporation and American Stock Transfer & Trust Company (filed as Exhibit 1 to the Corporation's Current Report on Form 8-K filed with the SEC on October 30, 1998 and incorporated herein by reference).

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

10.3 Amendment to [1992] Stock Option Plan (filed as Exhibit 10.3 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

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

10.7              Amendment  No. 4 to 1992 Stock  Option  Plan (filed as Exhibit
                  10.7 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.8 Economic Value Added Incentive Plan (the description of the plan in the last paragraph that begins on page 17 of the Corporation's definitive proxy materials for the 2000 Annual Meeting of Shareholders is incorporated herein by reference).

10.9 Performance Incentive Plan (filed as Exhibit A to the Corporation's definitive proxy materials for the Corporation's 1996 Annual Meeting of Shareholders and incorporated herein by reference).

10.10 Amendment to Webster Financial Corporation Performance Incentive Plan as amended and restated effective January 1, 1996 (filed as Exhibit 10.11 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.11 Amended and Restated Deferred Compensation Plan for Directors and Officers of Webster Bank (filed as Exhibit 10.12 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.12 First Amended and Restated Directors Retainer Fees Plan (filed as Exhibit 10.3 to the Corporation's Quarterly Report on Form 10-Q filed with the SEC on August 14, 1998 and incorporated herein by reference).

10.13 Supplemental Retirement Plan for Employees of First Federal Bank, as amended and restated effective as of October 1, 1994 (filed as Exhibit 10.26 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.14 Amendment No. 1 to the Supplemental Retirement Plan for Employees of First Federal Bank (filed as Exhibit 10.15 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.15 Amendment No. 2 to the Supplemental Retirement Plan for Employees of First Federal Bank (filed as Exhibit 10.16 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.16             Amendment  No.  3 to  the  Supplemental  Retirement  Plan  for
                  Employees of Webster Bank (filed as Exhibit 10.17 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.17 Qualified Performance-Based Compensation Plan (filed as Exhibit A to the Corporation's definitive proxy materials for the Corporation's 1998 Annual Meeting of Shareholders and incorporated herein by reference).

10.18             Employment Agreement, dated as of January 1, 1998, among James
                  C. Smith,  the  Corporation and Webster Bank (filed as Exhibit
                  10.27 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference; see Schedule 10.27 to that Exhibit 10.27 for a list of other executive officers of the Corporation and Webster Bank who have an Employment Agreement substantially identical in all material respects to the Employment Agreement of Mr. Smith, except as to the name of the executive who is a party to the agreement and as otherwise indicated on Schedule 10.27).

10.19 Amendment to Employment Agreement, entered into as of March 17, 1998, by and among Webster Bank, the Corporation and James
                  C. Smith (filed as Exhibit 10.28 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference; see Schedule 10.28 to that Exhibit 10.28 for a list of other executive officers of the Corporation and Webster Bank who have an Amendment to Employment Agreement substantially identical in all material respects to the Amendment to Employment Agreement of Mr. Smith, except as to the name of the executive who is a party to the agreement).

10.20 Change of Control Employment Agreement, dated as of December 15, 1997, by and between the Corporation and James C. Smith (filed as Exhibit 10.29 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference; see Schedule 10.29 to that
                  Exhibit 10.29 for a list of other executive officers of the Corporation who have a Change of Control Employment Agreement substantially identical in all material respects to the Change of Control Employment Agreement of Mr. Smith, except as to the name of the executive who is a party to the agreement).

10.21 Purchase and Assumption Agreement, dated as of October 2, 1992, among the Federal Deposit Insurance Corporation (the "FDIC"), in its corporate capacity as receiver of First Constitution Bank, the FDIC and First Federal Bank (filed as
                  Exhibit 2 to the Corporation's Current Report on Form 8-K filed with the SEC on October 19, 1992 and incorporated herein by reference).

10.22 Amendment No. 1 to Purchase and Assumption Agreement, made as of August 8, 1994, by and between the FDIC, the FDIC as receiver of First Constitution Bank, and First Federal Bank (filed as Exhibit 10.36 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.23 Indenture, dated as of June 15, 1993, between the Corporation and Chemical Bank, as trustee, relating to the Corporation's 8 3/4% Senior Notes due 2000 (filed as Exhibit 99.5 to the Corporation's Current Report on Form 8-K/A filed with the SEC on November 10, 1993 and incorporated herein by reference).

10.24 Junior Subordinated Indenture, dated as of January 29, 1997 between the Corporation and The Bank of New York, as trustee, relating to the Corporation's Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 10.41 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

Exhibit No. 13.   Portions of 1999 Annual Report to Shareholders.

Exhibit No. 21    Subsidiaries.

Exhibit No. 23.   Consent of KPMG LLP.

Exhibit No. 27.   Financial Data Schedules.


     (b) Reports on Form 8-K

     Webster filed the following Current Reports on Form 8-K with the Securities and Exchange Commission (the "SEC") during the quarter ended December 31, 1999:

     (i) Current Report on Form 8-K filed with the SEC on December 10, 1999 (date of report December 1, 1999) (announcing Webster's proposed acquisition of MECH Financial, Inc.).

     (ii) Current Report on Form 8-K filed with the SEC on December 9, 1999 (date of report December 1, 1999) (announcing the completion of Webster's acquisition of New England Community Bancorp, Inc.)

     (c) Exhibits to this Form 10-K are attached or incorporated herein by reference as stated above.

     (d) Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 29, 2000.

                                            WEBSTER FINANCIAL CORPORATION


                                            By /s/ James C. Smith
                                            ------------------------------------
                                            James C. Smith
                                            Chairman and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 29, 2000.

         Name:                                          Title:
         -----                                          ------


/s/ James C. Smith                       Chairman and Chief Executive Officer
----------------------------------       (Principal Executive Officer)
James C. Smith

/s/ Peter J. Swiatek                     Controller
----------------------------------       (Acting Principal Financial Officer and
Peter J. Swiatek                           Acting Principal Accounting Officer)

/s/ Richard H. Alden                     Director
----------------------------------
Richard H. Alden

/s/ Achille A. Apicella                  Director
----------------------------------
Achille A. Apicella

/s/ Joel S. Becker                       Director
----------------------------------
Joel S. Becker

/s/ O. Joseph Bizzozero, Jr.             Director
-----------------------------------
O. Joseph Bizzozero, Jr.

/s/ George T. Carpenter                  Director
----------------------------------
George T. Carpenter

/s/ John J. Crawford                     Director
----------------------------------
John J. Crawford

/s/ Harry P. DiAdamo, Jr                 Director
----------------------------------
Harry P. DiAdamo, Jr.

/s/ Robert A. Finkenzeller               Director
----------------------------------
Robert A. Finkenzeller

/s/ P. Anthony Giorgio                   Director
----------------------------------
P. Anthony Giorgio

/s/ C. Michael Jacobi                    Director
----------------------------------
C. Michael Jacobi

/s/ John F. McCarthy                     Director
----------------------------------
John F. McCarthy

/s/ Sister Marguerite F. Waite           Director
----------------------------------
Sister Marguerite F. Waite

                                  EXHIBIT INDEX

EXHIBIT NO.                     EXHIBIT DESCRIPTION
--------------------------------------------------------------------------------

Exhibit No. 2.    Plan of Acquisition, Reorganization,  Arrangement, Liquidation
                  or Succession.

2.1 Agreement and Plan of Merger, dated as of December 1, 1999, by and between the Corporation and MECH Financial, Inc. (filed as Exhibit 2.1 to the Corporation's Current Report on Form 8-K filed with the SEC on December 10, 1999 and incorporated herein by reference).

2.2 Option Agreement, dated as of December 1, 1999, between MECH Financial, Inc. and the Corporation (filed as Exhibit 2.2 to the Corporation's Current Report on Form 8-K filed with the
                  SEC  on  December   10,  1999  and   incorporated   herein  by
                  reference).

Exhibit No. 3.    Certificate of Incorporation and Bylaws.

3.1               Second Restated Certificate of Incorporation.

3.2               Certificate of Amendment.

3.3 Bylaws, as amended (filed as Exhibit 3 to the Corporation's Quarterly Report on Form 10-Q filed with the SEC on August 13, 1999 and incorporated herein by reference).

Exhibit No. 4     Instruments Defining the Rights of Security Holders.

4.1 Specimen common stock certificate (filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-3 (File No. 333-81563) filed with the SEC on June 25, 1999 and incorporated herein by reference).

4.2 Rights Agreement, dated as of February 5, 1996, between the Corporation and Chemical Mellon Shareholder Services, L.L.C. (filed as Exhibit 1 to the Corporation's Current Report on
                  Form 8-K filed with the SEC on February 12, 1996 and incorporated herein by reference).

4.3 Amendment No. 1 to Rights Agreement, entered into as of November 4, 1996, by and between the Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as an exhibit to the Corporation's Current Report on Form 8-K filed with the SEC on November 25, 1996 and incorporated herein by reference).

4.4 Amendment No. 2 to Rights Agreement, entered into as of October 30, 1998, between the Corporation and American Stock Transfer & Trust Company (filed as Exhibit 1 to the Corporation's Current Report on Form 8-K filed with the SEC on October 30, 1998 and incorporated herein by reference).

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

10.3 Amendment to [1992] Stock Option Plan (filed as Exhibit 10.3 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

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

10.7              Amendment  No. 4 to 1992 Stock  Option  Plan (filed as Exhibit
                  10.7 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.8 Economic Value Added Incentive Plan (the description of the plan in the last paragraph that begins on page 17 of the Corporation's definitive proxy materials for the 2000 Annual Meeting of Shareholders is incorporated herein by reference).

10.9 Performance Incentive Plan (filed as Exhibit A to the Corporation's definitive proxy materials for the Corporation's 1996 Annual Meeting of Shareholders and incorporated herein by reference).

10.10 Amendment to Webster Financial Corporation Performance Incentive Plan as amended and restated effective January 1, 1996 (filed as Exhibit 10.11 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.11 Amended and Restated Deferred Compensation Plan for Directors and Officers of Webster Bank (filed as Exhibit 10.12 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.12 First Amended and Restated Directors Retainer Fees Plan (filed as Exhibit 10.3 to the Corporation's Quarterly Report on Form 10-Q filed with the SEC on August 14, 1998 and incorporated herein by reference).

10.13 Supplemental Retirement Plan for Employees of First Federal Bank, as amended and restated effective as of October 1, 1994 (filed as Exhibit 10.26 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.14 Amendment No. 1 to the Supplemental Retirement Plan for Employees of First Federal Bank (filed as Exhibit 10.15 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.15 Amendment No. 2 to the Supplemental Retirement Plan for Employees of First Federal Bank (filed as Exhibit 10.16 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.16             Amendment  No.  3 to  the  Supplemental  Retirement  Plan  for
                  Employees of Webster Bank (filed as Exhibit 10.17 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.17 Qualified Performance-Based Compensation Plan (filed as Exhibit A to the Corporation's definitive proxy materials for the Corporation's 1998 Annual Meeting of Shareholders and incorporated herein by reference).

10.18             Employment Agreement, dated as of January 1, 1998, among James
                  C. Smith,  the  Corporation and Webster Bank (filed as Exhibit
                  10.27 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference; see Schedule 10.27 to that Exhibit 10.27 for a list of other executive officers of the Corporation and Webster Bank who have an Employment Agreement substantially identical in all material respects to the Employment Agreement of Mr. Smith, except as to the name of the executive who is a party to the agreement and as otherwise indicated on Schedule 10.27).

10.19 Amendment to Employment Agreement, entered into as of March 17, 1998, by and among Webster Bank, the Corporation and James
                  C. Smith (filed as Exhibit 10.28 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference; see Schedule 10.28 to that Exhibit 10.28 for a list of other executive officers of the Corporation and Webster Bank who have an Amendment to Employment Agreement substantially identical in all material respects to the Amendment to Employment Agreement of Mr. Smith, except as to the name of the executive who is a party to the agreement).

10.20 Change of Control Employment Agreement, dated as of December 15, 1997, by and between the Corporation and James C. Smith (filed as Exhibit 10.29 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference; see Schedule 10.29 to that
                  Exhibit 10.29 for a list of other executive officers of the Corporation who have a Change of Control Employment Agreement substantially identical in all material respects to the Change of Control Employment Agreement of Mr. Smith, except as to the name of the executive who is a party to the agreement).

10.21 Purchase and Assumption Agreement, dated as of October 2, 1992, among the Federal Deposit Insurance Corporation (the "FDIC"), in its corporate capacity as receiver of First Constitution Bank, the FDIC and First Federal Bank (filed as
                  Exhibit 2 to the Corporation's Current Report on Form 8-K filed with the SEC on October 19, 1992 and incorporated herein by reference).

10.22 Amendment No. 1 to Purchase and Assumption Agreement, made as of August 8, 1994, by and between the FDIC, the FDIC as receiver of First Constitution Bank, and First Federal Bank (filed as Exhibit 10.36 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.23 Indenture, dated as of June 15, 1993, between the Corporation and Chemical Bank, as trustee, relating to the Corporation's 8 3/4% Senior Notes due 2000 (filed as Exhibit 99.5 to the Corporation's Current Report on Form 8-K/A filed with the SEC on November 10, 1993 and incorporated herein by reference).

10.24 Junior Subordinated Indenture, dated as of January 29, 1997 between the Corporation and The Bank of New York, as trustee, relating to the Corporation's Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 10.41 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

Exhibit No. 13.   Portions of 1999 Annual Report to Shareholders.

Exhibit No. 21    Subsidiaries.

Exhibit No. 23.   Consent of KPMG LLP.

Exhibit No. 27.   Financial Data Schedules.