Form 10-Q
period 2000-03-31
WEBSTER FINANCIAL CORP
filed 2000-05-15
CIK 801337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ending                    MARCH 31, 2000
                      ----------------------------------------------------------
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to
                               -------------------      ------------------------
Commission File Number:                             0-15213
                        --------------------------------------------------------


                          WEBSTER FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                                            06-1187536
-----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)


Webster  Plaza, Waterbury, Connecticut                                                06702
-----------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                            (Zip Code)



                                 (203) 753-2921
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)




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

[X]  Yes                                                               [ ]  No

      Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock (par value $ .01)                                                            42,433,987 Shares
---------------------------------------------                                    ---------------------------------------------------
                   Class                                                              Issued and Outstanding at April 30, 2000

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                      INDEX

                                                                                                                   PAGE NO.
                                                                                                                   --------
PART I - INTERIM FINANCIAL INFORMATION:

   Consolidated Statements of Condition at March 31, 2000 (unaudited) and December 31, 1999 (audited)                  3


   Consolidated Statements of Income (unaudited) for the three months ended March 31, 2000 and 1999                    4


   Consolidated Statements of Comprehensive Income (unaudited) for the three months ended
      March 31, 2000 and 1999                                                                                          5


   Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2000 and 1999                6


   Notes to Consolidated Financial Statements                                                                          8


   Management's Discussion and Analysis of Financial Condition and Results of Operations                              16


   Quantitative and Qualitative Disclosures about Market Risk                                                         17


   Forward Looking Statements                                                                                         23


PART II - OTHER INFORMATION

        Item 1.    Legal Proceedings                                                                                  24

        Item 2.    Changes in Securities and Use of Proceeds                                                          -

        Item 3.    Defaults upon Senior Securities                                                                    -

        Item 4.    Submission of Matters to a Vote of Security Holders                                                -

        Item 5.    Other Information                                                                                  -

        Item 6.    Exhibits and Reports on Form 8-K                                                                   -


SIGNATURES                                                                                                            25

EXHIBIT INDEX                                                                                                         26

EXHIBITS                                                                                                              27

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITIONS

(In thousands, except share and per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         (UNAUDITED)            (AUDITED)
                                                                                           MARCH 31,          DECEMBER 31,
                                                                                            2000                  1999
                                                                                         ---------              ---------
ASSETS:
Cash and due from depository institutions                                           $     202,231         $     245,783
Interest-bearing deposits                                                                   2,106                37,838
Securities: (note 3)
   Trading, at fair value                                                                  97,100                50,854
   Available for sale, at fair value                                                    2,762,265             2,700,585
   Held to maturity, (fair value: $289,608 in 2000;
        $300,282 in 1999)                                                                 302,762               315,462
Loans receivable:
   Residential loans                                                                    3,882,362             3,898,943
   Commercial real estate loans                                                           729,729               741,168
   Commercial and industrial loans                                                        939,789               915,035
   Home equity loans                                                                      504,978               492,684
   Other consumer loans                                                                    43,246                47,064
   Allowance for loan losses                                                              (74,561)             (72,658)
                                                                                    --------------        -------------
Loans receivable, net                                                                   6,025,543             6,022,236

Accrued interest receivable                                                                63,262                58,918
Premises and equipment, net                                                               107,095               103,403
Foreclosed properties, net                                                                  4,146                 4,909
Intangible assets                                                                         140,887               138,829
Cash surrender value of life insurance                                                    150,210               148,252
Prepaid expenses and other assets                                                         203,367               104,675
                                                                                    -------------         -------------
   TOTAL ASSETS                                                                     $  10,060,974         $   9,931,744
                                                                                    =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
    Checking and NOW                                                                $   1,380,426         $   1,375,692
    Savings and MMDAs                                                                   1,730,279             1,719,562
    Certificates of deposit                                                             3,085,592             3,095,837
                                                                                    -------------         -------------
Total deposits                                                                          6,196,297             6,191,091

Federal Home Loan Bank advances                                                         1,886,850             1,714,441
Securities sold under agreements to repurchase and other borrowings (note 4)            1,056,783             1,074,004
Advance payments by borrowers for taxes and insurance                                      25,246                41,605
Accrued expenses and other liabilities (note 5)                                            95,740                75,359
                                                                                    -------------         -------------
   TOTAL LIABILITIES                                                                    9,260,916             9,096,500
                                                                                    -------------         -------------
Corporation-obligated mandatorily redeemable capital
  securities of subsidiary trusts holding solely junior subordinated
   debentures of the corporation (note 10)                                                150,000               150,000
Preferred stock of subsidiary corporation                                                  49,577                49,577

SHAREHOLDERS' EQUITY: (note 6)

Common stock, $.01 par value:
   Authorized - 200,000,000 shares
   Issued - 45,620,408 shares at March  31, 2000 and
        45,243,770 shares at December 31, 1999                                                456                   452
Paid-in capital                                                                           307,347               301,336
Retained earnings                                                                         421,036               400,413
Less treasury stock at cost, 2,983,997 shares at March 31, 2000
   and 140,000 shares at December 31, 1999                                                (66,821)               (3,274)
Less Employee Stock Ownership Plan shares purchased with debt                                (641)               (1,127)
Accumulated other comprehensive loss                                                      (60,896)              (62,133)
                                                                                    --------------        -------------
TOTAL SHAREHOLDERS' EQUITY                                                                600,481               635,667
                                                                                    -------------         -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $  10,060,974         $   9,931,744
                                                                                    =============         =============

See accompanying notes to consolidated financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                                  ----------------------------
                                                                                                      2000           1999
                                                                                                      ----           ----
INTEREST INCOME:
Loans                                                                                          $     116,481   $    104,292
Securities and interest-bearing deposits                                                              53,162         55,734
                                                                                               -------------   ------------
   Total interest income                                                                             169,643        160,026
                                                                                               -------------   ------------

INTEREST EXPENSE:
Deposits                                                                                              49,982         52,808
Borrowings                                                                                            43,389         34,532
                                                                                               -------------   ------------
   Total interest expense                                                                             93,371         87,340
                                                                                               -------------   ------------

NET INTEREST INCOME                                                                                   76,272         72,686
Provision for loan losses                                                                              2,200          2,165
                                                                                               -------------   ------------
Net interest income after provision for loan losses                                                   74,072         70,521
                                                                                               -------------   ------------

NONINTEREST INCOME:
Fees and service charges                                                                              12,543         10,266
Trust and investment services                                                                          3,868          1,579
Insurance commissions                                                                                  3,722          2,118
Gain on sale of loans and loan servicing, net                                                            607          1,562
Gain on sale of securities, net                                                                        3,050          1,882
Increase in cash surrender value of life insurance                                                     1,959          1,840
Other noninterest income                                                                               1,836          2,329
                                                                                               -------------   ------------
   Total noninterest income                                                                           27,585         21,576
                                                                                               -------------   ------------

NONINTEREST EXPENSES:
Salaries and employee benefits                                                                        28,983         24,830
Occupancy expense of premises                                                                          5,633          5,104
Furniture and equipment expenses                                                                       6,492          5,152
Intangible amortization                                                                                3,875          2,617
Marketing expenses                                                                                     2,198          2,297
Professional services expenses                                                                         1,636          1,926
Capital securities expense (note 10)                                                                   3,616          3,661
Dividends on preferred stock of subsidiary corporation                                                 1,038          1,020
Other operating expenses (note 5)                                                                      8,078          9,039
                                                                                               -------------   ------------
   Total noninterest expenses                                                                         61,549         55,646
                                                                                               -------------   ------------

Income before income taxes                                                                            40,108         36,451
Income taxes (note 8)                                                                                 13,297         12,478
                                                                                               -------------   ------------

NET INCOME                                                                                     $      26,811   $     23,973
                                                                                               =============   ============

NET INCOME PER COMMON SHARE: (note 9)
   Basic                                                                                               $0.61          $0.55
   Diluted                                                                                             $0.61          $0.54

Dividends declared per common share                                                                    $0.14          $0.11

See accompanying notes to consolidated financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


--------------------------------------------------------------------------------

                                                                                                  THREE MONTHS ENDED MARCH 31,
(In thousands)                                                                                         2000            1999
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                       $   26,811       $  23,973

Other comprehensive income (loss), net of tax:
   Unrealized  net holding gain (loss) on securities  available for sale arising during the period (net of income tax effect of $2,255
   and  $(11,305) for 2000 and 1999, respectively)                                                    3,782         (16,591)

Reclassification adjustment for net gains included in
   net income (net of income tax effect of $1,371
   and $474 for 2000 and 1999,  respectively)                                                        (2,545)           (920)
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                                     1,237         (17,511)
------------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                                             $   28,048       $   6,462
------------------------------------------------------------------------------------------------------------------------------------






See accompanying notes to consolidated financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                 THREE  MONTHS ENDED MARCH 31,
                                                                                                     2000            1999
                                                                                                     ----            ----
OPERATING ACTIVITIES:
Net income                                                                                     $    26,811     $     23,973
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                       2,200            2,165
     Provision for depreciation on premises and equipment                                            4,203            3,835
     Amortization of securities and loan premiums, net                                               1,105            1,636
     Amortization of intangible assets                                                               3,875            2,617
     Amortization of hedging costs, net                                                              1,029            1,159
     Amortization of mortgage servicing rights                                                         371              526
     Gains on sale of foreclosed properties, net                                                      (233)            (209)
     Gains on sale of securities and loans, net                                                     (4,524)          (2,830)
     Losses (gains) on trading securities, net                                                         867             (614)
     (Increase) decrease in trading securities                                                     (29,478)          17,756
     Loans originated for sale                                                                     (27,950)         (17,085)
     Proceeds from sale of loans, originated for sale                                               28,079           23,033
     Increase in interest receivable                                                                (4,344)          (2,144)
     Increase in prepaid expenses and other assets, net                                             (1,252)          (2,818)
     Increase (decrease) in interest payable                                                         1,201           (4,188)
     Increase in accrued expenses and other liabilities, net                                         1,571            5,231
     Increase in cash surrender value of life insurance                                             (1,958)          (1,840)
------------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                       1,573           50,203
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Purchases of securities, available for sale                                                    (787,190)        (290,162)
   Purchases of securities, held to maturity                                                            --             (445)
   Principal collected on investment securities                                                     74,822          243,803
   Maturities of securities                                                                        187,511          131,285
   Proceeds from sale of securities, available for sale                                            432,020          119,062
   Proceeds from sale of securities, held to maturity                                                   --           15,458
   Net decrease (increase) in interest-bearing deposits                                             35,732          (59,953)
   Net increase in loans                                                                            (7,351)         (28,915)
   Proceeds from sale of foreclosed properties                                                       2,799            1,980
   Purchases of premises and equipment, net                                                         (7,895)          (2,458)
   Net cash (paid) received through purchase acquisitions                                           (4,837)             150
------------------------------------------------------------------------------------------------------------------------------------
     Net cash (used) provided by investing activities                                              (74,389)         129,805
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                                               5,206         (168,130)
   Repayment of FHLB advances                                                                     (967,985)      (1,378,149)
   Proceeds from FHLB advances                                                                   1,090,394        1,108,798
   Repayment of securities sold under agreement to repurchase and other borrowings             (16,288,373)      (9,005,080)
   Proceeds from securities sold under agreement to repurchase and other borrowings             16,271,152        9,308,507
   Cash dividends to common shareholders                                                            (6,188)          (4,850)
   Net increase (decrease) in advance payments for taxes and insurance                             (16,359)         (25,427)
   Exercise of stock options                                                                         6,015            4,337
   Common stock repurchased                                                                        (64,598)         (52,585)
------------------------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by financing activities                                               29,264         (212,579)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                 THREE  MONTHS ENDED MARCH 31,
                                                                                                     2000            1999
(In thousands)
------------------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                             (43,552)         (32,571)
Cash and cash equivalents at beginning of period                                                   245,783          213,142
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                     $   202,231     $    180,571
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:
Income taxes paid                                                                              $         6     $      2,223
Interest paid                                                                                  $    94,571     $     91,951

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING, INVESTING AND
  FINANCING ACTIVITIES:
Transfer of loans to foreclosed properties                                                     $     1,803     $      2,095

------------------------------------------------------------------------------------------------------------------------------------


Assets acquired and liabilities assumed in purchase business combinations were as follows:

                                                                                                 THREE  MONTHS ENDED MARCH 31,
(In thousands)                                                                                      2000             1999
------------------------------------------------------------------------------------------------------------------------------------
Fair value of noncash assets acquired in purchase acquisitions                                 $     2,257     $      1,041
Fair value of liabilities assumed in purchase acquisitions                                           2,302              187
Common stock issued in purchase acquisitions                                                         1,051            3,500
------------------------------------------------------------------------------------------------------------------------------------




See accompanying notes to consolidated financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
         -----------------------------------------------------

BUSINESS

Webster Financial Corporation ("Webster" or the "Company"), through its subsidiaries, Webster Bank and Damman Associates Inc. ("Damman"), delivers financial services to individuals, families and businesses primarily in Connecticut. Webster emphasizes five business lines - consumer banking, business banking, mortgage lending, trust and investment services, and insurance services, and each is supported by centralized administration and operations. Webster Bank was founded in 1935 and converted from a federal mutual to a federal stock institution in 1986.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The Consolidated Financial Statements include the accounts of Webster and its subsidiaries. The Consolidated Financial Statements and notes hereto have been restated to include the accounts of New England Community Bancorp., Inc. ("NECB") acquired on December 1, 1999, as though this pooling of interests acquisition had occurred at the beginning of the earliest period presented. The number of common shares have been restated for stock dividends and stock splits. The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles and all significant intercompany transactions have been eliminated in consolidation. The results of operations for the three month period ended March 31, 2000, are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Webster 1999 Annual Report to Shareholders. The actual results of Webster could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan losses and the valuation allowance for the deferred tax asset.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - ACQUISITIONS
         ------------


PURCHASE TRANSACTIONS

THE LEVINE ACQUISITION

In February 2000, through Damman, Webster acquired the Levine companies ("Levine"), a privately owned Waterford and Norwich, Connecticut based insurance agency. Founded in 1928, the group combines three entities; Louis Levine Agency, Inc., Levine Financial Services, Inc. and Retirement Planning Associates, Inc. Levine has 50 employees and wrote $41 million in premiums during 1999.

PURCHASE TRANSACTIONS PENDING AT MARCH 31, 2000

THE MECHANICS ACQUISITION

In December 1999, Webster announced a definitive agreement to acquire MECH Financial, Inc. ("Mechanics"), the holding company for Mechanics Savings Bank, in a tax-free, stock-for-stock exchange. Mechanics Savings Bank is a state-chartered, Hartford-based savings bank with $1.1 billion in assets and 16 branch offices in the capitol region. Based on the terms of the agreement, Mechanics shareholders will receive 1.52 shares of Webster common stock for each share of Mechanics common stock. Webster expects to close the transaction and complete the conversion during the second quarter of 2000.

THE CHASE BRANCH ACQUISITION

In November 1999, Webster announced a definitive agreement to acquire six Connecticut branches from The Chase Manhattan Bank. Webster closed the transaction and completed the acquisition during April 2000. Webster received the deposits from the six branches, however acquired only five branch facilities. The branches are located in Cheshire, Middlebury, North Haven, Waterbury and Watertown and had approximately $135 million in deposit balances at the time of closing. The transaction included the purchase of consumer deposits, small business deposits and loans, and brokerage and custody accounts associated with these branches.

THE FLEETBOSTON BRANCH ACQUISITION

In November 1999, Webster announced a definitive agreement with FleetBoston Corporation to purchase four Connecticut branches that are being divested as the result of the Fleet-BankBoston merger. The branches, with approximately $163 million in deposit balances, are located in Brookfield, Guilford, Meriden, and Thomaston. The transaction includes the purchase of deposits and loans for individual and small business customers associated with these branches. Webster expects to close the transaction and complete the acquisition during the third quarter of 2000.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - SECURITIES
         ----------

Securities are classified as available for sale, held to maturity or trading. Management determines the appropriate classification of securities at the time of purchase. Securities are classified as held to maturity when the Company has the intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Securities classified as trading are carried at fair value, with net unrealized gains and losses recognized currently in the income statement. Securities not classified as held to maturity or trading are classified as available for sale and are stated at fair value. Unrealized gains and losses, net of tax, on available for sale securities are included in accumulated other comprehensive income (loss), a separate component of shareholders' equity. The values at which held to maturity or available for sale securities are reported are adjusted for amortization of premiums or accretion of discounts over the estimated terms of the securities using a method which approximates the level yield method. Such amortization and accretion is included in interest income from securities. Unrealized losses on securities are charged to earnings when the decline in fair value of a security is judged to be other than temporary. The specific identification method is used to determine realized gains and losses on sales of securities.

A summary of securities follows:

(In thousands)                                      March 31, 2000                                December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------

                                                  Gross Unrealized                                 Gross Unrealized
                                    Amortized    ------------------      Fair        Amortized     ----------------       Fair
                                     Cost         Gains      Losses      Value         Cost        Gains      Losses      Value
                                 -------------   -------     ------     -------       ------       -----      ------     -------
TRADING SECURITIES:
Mortgage-backed securities (a)   $    97,100(b) $    --  $       --   $   97,100   $    50,854(b) $    --  $      --   $   50,854

AVAILABLE FOR SALE PORTFOLIO:
U.S. Treasury Notes                    5,065         --       (154)        4,911        17,070         18       (233)      16,855
U.S. Government Agency                91,651         --     (4,026)       87,625        92,733         --     (4,338)      88,395
Municipal bonds and notes             27,486          5     (1,150)       26,341        27,591          3     (1,463)      26,131
Corporate bonds and notes             75,044         --     (9,903)       65,141        75,068         --     (9,895)      65,173
Equity securities                    187,471     12,482    (12,222)      187,731       201,352      7,684    (11,060)     197,976
Mortgage-backed securities (a)     2,467,749        853    (86,598)    2,382,004     2,379,491      6,330    (88,848)   2,296,973
Purchased interest-rate contracts      9,272         --       (760)        8,512        10,874         --     (1,792)       9,082
                                   ---------     ------   ---------    ---------     ---------     ------    --------   ---------
                                   2,863,738     13,340   (114,813)    2,762,265     2,804,179     14,035   (117,629)   2,700,585
                                   ---------     ------   ---------    ---------     ---------     ------    --------   ---------

HELD TO MATURITY PORTFOLIO:
U.S. Treasury Notes                    7,904         --       (104)        7,800        10,396         --       (112)      10,284
U.S. Government Agency                 1,506         --         (2)        1,504         1,520         --         (6)       1,514
Municipal bonds and notes             24,843         12       (746)       24,109        24,861         39       (783)      24,117
Corporate bonds and notes            135,451         --     (9,856)      125,595       135,476        405    (12,322)     123,559
Mortgage-backed securities (a)       133,058        404     (2,862)      130,600       143,209        544     (2,945)     140,808
                                    --------       ----    --------      -------      --------   --------    --------     -------
                                     302,762        416    (13,570)      289,608       315,462        988    (16,168)     300,282
                                    --------       ----    --------      -------      --------   --------   ---------     -------

   Total                        $  3,263,600   $ 13,756 $ (128,383)  $ 3,148,973  $  3,170,495   $ 15,023   $(133,797) $3,051,721
                                   =========     ======   =========  ===========    ==========     ======    =========  =========


(a) Mortgage-backed securities, which are guaranteed by Fannie Mae, Federal Home Loan Mortgage Corporation ("FHLMC") and Government National Mortgage Association ("GNMA"), represent participating interests in direct pass through pools of mortgage loans originated and serviced by the issuers of the securities.

(b)  Stated at fair value, including the effect of short futures positions.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
         ----------------------------------------------

At March 31, 2000, short-term borrowings through securities sold under agreements to repurchase totaled $870.4 million. Short-term borrowings through securities sold under agreements to repurchase averaged approximately $1.0 billion during the first quarter and the maximum amount outstanding at month-end during the first quarter was $1.1 billion. Securities underlying the repurchase transactions held as collateral are primarily U.S. Government agency securities consisting of Fannie Mae, GNMA and FHLMC securities. Securities sold under agreement to repurchase related to Webster's funding operations are delivered to broker-dealers. Webster also enters into short-term repurchase agreement transactions directly with commercial and municipal customers through its Treasury sales desk.

Information   concerning  short-term  borrowings  under  securities  sold  under agreement to repurchase as of March 31, 2000 is summarized below:


     (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------



                               WEIGHTED                   WEIGHTED                BOOK VALUE              MARKET VALUE
       BALANCE AT               AVERAGE                    AVERAGE                    OF                        OF
          3/31/00           INTEREST RATE               MATURITY DATE              COLLATERAL               COLLATERAL
      --------------       --------------              ---------------           --------------         -----------------
        $870,381                5.92%                 less than 2 months           $929,275                $905,417


NOTE 5 - ACQUISITION-RELATED EXPENSES
         ----------------------------

The following table presents a summary of remaining acquisition-related accrued liabilities for acquisitions that have been completed and accounted for under the pooling of interests method:

(In thousands)                                                              Derby       People's        Eagle          NECB
------------------------------------------------------------------------------------------------------------------------------------
 Balance of acquisition-related accrued liabilities at December 31, 1998 $   3,800     $   1,600     $   1,400      $      --
------------------------------------------------------------------------------------------------------------------------------------
Additions/provisions                                                            --            --            --          9,500
Payments and charges against the liabilities:
    Compensation (severance and related costs)                                  --            --            --        (3,000)
    Data processing contract termination                                     (700)            --            --          (400)
    Transaction costs (including investment bankers, attorneys and
        accountants)                                                            --            --          (50)        (1,300)
    Writedown of fixed assets and facilities costs                           (100)        (1,100)        (400)          (700)
    Acquisition-related miscellaneous expenses (a)                              --          (100)        (175)          (800)
------------------------------------------------------------------------------------------------------------------------------------
Balance of acquisition-related accrued liabilities at December 31, 1999  $   3,000     $     400     $     775      $   3,300
------------------------------------------------------------------------------------------------------------------------------------
Payments and charges against the liabilities:
    Compensation (severance and related costs)                                  --            --            --             --
    Data processing contract termination                                     (186)            --            --             --
    Transaction costs (including investment bankers, attorneys and
        accountants)                                                            --            --            --          (165)
    Writedown of fixed assets and facilities costs                           (162)            --           (92)         (233)
    Acquisition-related miscellaneous expenses (a)                              --            --           (22)       (1,052)
------------------------------------------------------------------------------------------------------------------------------------
Balance of acquisition-related accrued liabilities at  March  31, 2000   $   2,652     $     400     $     661      $   1,850
------------------------------------------------------------------------------------------------------------------------------------

(a)  Includes   customer   retention,   data  conversion,   supplies  and  other
     miscellaneous expenses.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The remaining total accrued liability balance of $5.6 million at March 31, 2000 represents, for the most part, an accrual for data processing contract termination costs payable over future periods and the estimated loss on sale of excess fixed assets due to consolidation of overlapping branch locations.


NOTE 6 - SHAREHOLDERS' EQUITY
         --------------------

During the first quarter of 2000, Webster repurchased 2.9 million shares of its common stock. The total cost of the repurchased shares was $64.6 million with an average per share cost of approximately $22.36. The repurchased stock is specifically related to the purchase acquisition of Levine that closed during February, 2000 and the pending acquisition of Mechanics that is scheduled to close during the second quarter of 2000. See Note 2.

Net income for the three month period ending March 31, 2000 was $26.8 million. Dividend payments in the amount of $6.2 million were made to common shareholders during the first quarter period ending March 31, 2000.


NOTE 7 - BUSINESS SEGMENTS
         -----------------


Webster  has four  segments  for  business  segment  reporting  purposes.  These segments include consumer banking, business banking, mortgage lending and treasury. The organizational hierarchies that define the business segments are periodically reviewed and revised. Results may be restated to reflect changes in organizational structure. The following table presents the statement of operations and total assets for Webster's reportable segments.

Operating income and total assets by business segment are as follows:

Three months ended March 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                         CONSUMER       BUSINESS        MORTGAGE                                       TOTAL
(IN THOUSANDS)                            BANKING        BANKING         LENDING         TREASURY        OTHER       SEGMENTS
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                     $  45,502     $  10,985        $   16,580      $    2,607      $   598      $   76,272
Provision for loan losses                     241         1,467               492              --           --           2,200
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision        45,261         9,518            16,088           2,607          598          74,072
Noninterest income                         10,461         1,046             2,327           6,108        7,643          27,585
Noninterest expense                        37,365         4,543             4,237           1,948        8,802          56,895
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                 18,357         6,021            14,178           6,767        (561)          44,762
Income taxes                                6,086         1,996             4,700           2,243        (185)          14,840
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) after taxes           $  12,271     $   4,025        $    9,478      $    4,524      $ (376)      $   29,922
------------------------------------------------------------------------------------------------------------------------------------
Total assets at period end              $1,131,882    $1,295,807       $3,953,882      $3,645,113      $34,290      $10,060,974

Three months ended March 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                         CONSUMER       BUSINESS        MORTGAGE                                       TOTAL
(IN THOUSANDS)                            BANKING        BANKING         LENDING         TREASURY        OTHER       SEGMENTS
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                     $  36,817     $   7,821        $   26,503      $    1,522      $    23      $   72,686
Provision for loan losses                     195           947             1,023              --           --           2,165
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision        36,622         6,874            25,480           1,522           23          70,521
Noninterest income                         10,029           432             4,254           4,038        2,823          21,576
Noninterest expense                        35,672         4,463             6,831           1,992        2,007          50,965
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes          10,979         2,843            22,903           3,568          839          41,132
Income taxes                                3,761           968             7,848           1,217          286          14,080
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) after taxes           $   7,218     $   1,875        $   15,055      $    2,351      $   553      $   27,052
------------------------------------------------------------------------------------------------------------------------------------
Total assets at period end              $ 807,962     $ 750,160        $3,969,915      $4,084,543      $21,217      $9,633,797

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The consumer banking segment includes consumer lending and the Bank's deposit generation and direct banking activities, which include the operation of automated teller machines and telebanking customer support, sales and small business lending. The business banking segment includes the Bank's investment in commercial and industrial loans and commercial real estate loans. The business banking segment also includes deposits and cash management activities for business banking. The mortgage lending segment includes the Bank's investment in residential real estate loan origination, servicing and secondary marketing activities. The treasury segment includes the Bank's investment in assets and liabilities managed by Treasury and includes interest-bearing deposits, securities, Federal Home Loan Bank advances, repurchase agreements and other borrowings. All other includes the results of Webster's trust and investment and insurance subsidiaries, which offer products to both consumer and business customers.

During 1999, Webster changed its internal funds transfer pricing methodology, which charges or credits for the source or use of funds. This change effected net interest income for all reported segments. As a result of this change in methodology there was an increase in interest income allocated to Consumer Banking and an increase in interest expense allocated to Business Banking,
Mortgage Lending and Treasury. The allocations are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised.

Management allocates indirect expenses to its business segments. These expenses include administration, finance, operations and other support related functions. Net income (loss) after taxes for the segments do not include certain income and expense categories (net of taxes), that aggregate to net expense of $3.1 million for the three months ended March 31, 2000 and 1999 respectively, that do not directly relate to segments. The major categories not included in the segments for the three months ended March 31, 2000 and 1999, were (on a before tax basis) $3.6 million and $3.7 million, respectively, of capital securities expense and $1.0 million of dividend expense on the preferred stock subsidiary corporation for each respective period.


NOTE 8 - INCOME TAXES
         ------------

Total income tax expense for the three month periods ended March 2000 and 1999 was $13.3 million and $12.5 million, respectively. Tax expense for the current year three month period is higher than the corresponding period primarily due to a higher level of income before taxes. During the first quarter of 1999, Webster formed a Connecticut Passive Investment Company ("PIC"). PICs are exempt from state income taxation in Connecticut, and the dividends paid from a PIC to a related financial institution is also exempt from inclusion in Connecticut taxable income. Webster Bank qualifies as a financial institution under the Connecticut statute. The exemption is effective for tax years beginning on or after January 1, 1999.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9 - NET INCOME PER COMMON SHARE
         ---------------------------

The following tables reconcile the components of basic and diluted earnings per share.

                                                                                             Three months ended March 31,
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                                              2000              1999
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Net income                                                                                $       26,811     $      23,973
------------------------------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding                                                        43,606            43,646
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                                  $          .61     $         .55
------------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE:
Net income                                                                                $       26,811     $      23,973
------------------------------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding                                                        43,606            43,646
Potential dilutive common stock:
   Options                                                                                           545               761
Total weighted-average diluted shares                                                             44,151            44,407
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                                $          .61     $         .54
------------------------------------------------------------------------------------------------------------------------------------

At March 31, 2000 and 1999, options to purchase 1,181,391and 663,497 shares of common stock at exercise prices between $22.10 and $35.38 and $29.20 and $35.38, respectively, were not considered in the computation of diluted potential common stock since the options' exercise prices were greater than the average market price of Webster common stock for the 2000 and 1999 quarter periods.


NOTE 10 - CORPORATION-OBLIGATED  MANDATORILY  REDEEMABLE  CAPITAL  SECURITIES OF
          ----------------------------------------------------------------------
          SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE
          ----------------------------------------------------------------------
          CORPORATION
          -----------

During 1997, Webster formed a statutory business trust, Webster Capital Trust I ("Trust I"), of which Webster owns all of the common stock. Trust I exists for the sole purpose of issuing trust securities and investing the proceeds in an equivalent amount of subordinated debentures of the Corporation. On January 31, 1997, Trust I completed a $100 million underwritten public offering of 9.36% Corporation-Obligated Manditorily Redeemable Capital Securities of Webster Capital Trust I ("capital securities"). The sole asset of Trust I is $100 million of Webster's 9.36% junior subordinated deferrable interest debentures due in 2027 ("subordinated debt securities"), purchased by Trust I on January 30, 1997. On April 1, 1997, Eagle Financial Capital Trust I, subsequently renamed Webster Capital Trust II ("Trust II"), completed a $50 million private placement of 10.00% capital securities. Proceeds from the issue were invested by Trust II in junior subordinated deferrable debentures issued by Eagle due in 2027. These debentures represent the sole assets of Trust II. The subordinated debt securities are unsecured obligations of Webster and are subordinate and junior in right of payment to all present and future senior indebtedness of Webster. Webster has entered into guarantees, which together with Webster's obligations under the subordinated debt securities and the declarations of trust governing Trust I and Trust II, including its obligations to pay costs, expenses, debts and liabilities (other than trust securities), provides a full and unconditional guarantee of amounts on the capital securities. Expense on the securities including amortization of issuance costs, for the three month periods ended March 31, 2000 and March 31, 1999, was $3.6 million and $3.7 million, respectively.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11 - ACCOUNTING STANDARDS
          --------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS"), No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133, as amended by SFAS No. 137, is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Upon adoption, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Early adoption is permitted, however, retroactive application is prohibited. Management is in the process of evaluating the impact of this statement on its financial position and results of operations.


NOTE 12 - SUBSEQUENT EVENTS
          -----------------

FOLLIS, WYLIE & LANE

On April 5, 2000, Webster through its wholly owned insurance subsidiary Damman announced the acquisition of Follis, Wylie & Lane, a privately owned Hamden-based insurance agency. Follis, Wylie & Lane, which has seven employees, wrote $10 million in premiums in 1999 and had revenues of $1 million. The agency offers a full range of insurance services, including property and casualty, life and health. The agency's operations will be relocated to the Webster Insurance office in Wallingford. The acquisition was accounted for as a purchase and completed during April 2000.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

Webster on a consolidated basis at March 31, 2000 and December 31, 1999 had total assets of $10.1 billion and $9.9 billion, total securities of $3.2 billion and $3.1 billion, respectively, and net loans receivable of $6.0 billion at the end of each respective period. Total deposits at each period ending March 31, 2000 and December 31, 1999 were $6.2 billion. Shareholders' equity totaled $600.5 million and $635.7 million at March 31, 2000 and December 31, 1999, respectively.

At March 31, 2000, the assets of Webster, on an unconsolidated basis, consisted primarily of its investments in the Bank and Damman that totaled $706.7 million, investment securities of $121.7 million and $8.0 million of cash and interest-bearing deposits. Primary sources of income to Webster, on an unconsolidated basis, are dividend payments received from the Bank and interest and dividends from investment securities. Primary expenses of Webster, on an unconsolidated basis, are interest expense on borrowings and interest expense related to the capital securities.

The Bank's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a Bank Insurance Fund ("BIF") member institution and at March 31, 2000, approximately 76% of the Bank's deposits were subject to BIF assessment rates and 24% were subject to Savings Association Insurance Fund ("SAIF") assessment rates.

Webster, as a holding company, and the Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the "OTS"), as the primary federal regulator. Webster is also subject to regulation, examination and supervision by the FDIC as to certain matters. Webster's executive offices are located at Webster Plaza, Waterbury, Connecticut 06702. Its telephone number is (203) 753-2921. Webster's internet website is: www.websterbank.com.


ASSET QUALITY
-------------

NONACCRUAL ASSETS

Webster devotes significant attention to maintaining high asset quality through conservative underwriting standards, active servicing of loans and aggressively managing nonaccrual assets. The aggregate amount of nonaccrual assets decreased to $40.1 million at March 31, 2000 from $43.3 million at December 31, 1999 and decreased as a percentage of total assets to .40% at March 31, 2000 from .44% at December 31, 1999. Nonaccrual loans decreased $2.5 million and foreclosed properties decreased $763,000 during the current year first quarter period. The allowance for loan losses at March 31, 2000 was $74.6 million and represented 208% of nonaccrual loans and 1.2% of total loans. Total allowances for nonaccrual assets of $74.8 million represented 186% of nonaccrual assets. The following table details nonaccrual assets for the periods presented.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                                                                       MARCH 31,     DECEMBER 31,
(In thousands)                                                                                           2000             1999
------------------------------------------------------------------------------------------------------------------------------------
NONACCRUAL ASSETS:

Loans accounted for on a nonaccrual basis:
   Residential                                                                                      $   10,570      $   11,490
   Commercial                                                                                           24,225          25,722
   Consumer                                                                                              1,128           1,182
FORECLOSED PROPERTIES:
   Residential and Consumer                                                                              2,665           2,699
   Commercial                                                                                            1,481           2,210
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                                                         $   40,069      $   43,303
------------------------------------------------------------------------------------------------------------------------------------


A summary of the activity in the allowance for loan losses follows:
                                                                                                    FOR THE THREE MONTHS ENDED
                                                                                                        MARCH 31,     MARCH 31,
(Dollars in thousands)                                                                                    2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                                      $   72,658      $   65,201
CHARGE-OFFS:
   Residential real estate                                                                                (492)           (431)
   Consumer                                                                                               (290)             (2)
   Commercial                                                                                             (163)           (575)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (945)         (1,008)
RECOVERIES:
   Residential real estate                                                                                  70             297
   Consumer                                                                                                 91             318
   Commercial                                                                                              487              45
------------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                                           (297)           (348)
Provisions charged to operations                                                                         2,200           2,168
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                            $   74,561      $   67,021
------------------------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average loans outstanding                                                    0.005%          0.006%
------------------------------------------------------------------------------------------------------------------------------------

Net charge-offs decreased for the 2000 quarter period when compared to the same period in 1999 due primarily to reduced commercial loan net charge-offs quarter that were partially offset by increased net charge-offs for residential and consumer loans for the current quarter period. Provision for loan losses expense for the current year period remained relatively unchanged when compared to the previous year same period. Management believes that the allowance for loan losses at March 31, 2000 is adequate to cover expected losses in the portfolio.

ASSET/LIABILITY MANAGEMENT
--------------------------

Interest-rate risk is the sensitivity of the market value of Webster's interest-sensitive assets and liabilities and the sensitivity of Webster's earnings to changes in interest rates over short-term and long-term time horizons. The primary goal of interest-rate risk management is to control risk within limits approved by Webster's Board of Directors. Webster's Asset & Liability Management Committee manages interest-rate risk to maximize net interest income and net market value over time in changing interest-rate environments. Management measures interest-rate risk using simulation analyses with particular emphasis on measuring changes in net market value and net interest income in different rate environments. Market value is measured as the net present value of future cash flows.

Simulation analysis incorporates assumptions about balance sheet changes such as asset and liability growth, loan and deposit pricing and changes due to the mix of assets and liabilities. Key assumptions relate to the behavior of

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

interest rates and spreads, fluctuations in product balances, prepayment speeds and decay rates on deposits. From such simulations, interest-rate risk is quantified and appropriate strategies are formulated and implemented.

Webster also uses as part of its asset/liability management strategy various interest-rate contracts including futures and options, interest-rate swaps and interest-rate caps and floors. Webster utilizes these financial instruments to manage interest-rate risk by reducing net exposures. These interest-rate financial instruments involve, to varying degrees, credit risk and market risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. Market risk is the effect of a change in interest rates on the value of the instruments. The notional amount of interest-rate financial instruments is the amount upon which interest and other payments under the contract are based. The notional amount is not exchanged and therefore, the notional amounts should not be taken as a measure of credit risk.

Webster holds futures and options positions and interest-rate contracts to minimize the price volatility of certain assets held as Trading Securities.
Changes in the market value of these positions are recognized in the Consolidated Statements of Income in the period for which the change occurred.

The following table summarizes the estimated market value of Webster's interest-sensitive assets and interest-sensitive liabilities at March 31, 2000 and December 31, 1999, and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.



                                                      Book                 Market              Estimated Market Value Impact
(Dollars in thousands)                                Value                Value               -100 BP              +100 BP
------------------------------------------------------------------------------------------------------------------------------
 MARCH 31, 2000

 Interest Sensitive Assets:
            Trading                               $    97,100      $      97,100          $      (619)        $       (252)
            Non-trading                             8,928,915          8,835,313              208,802             (232,084)
 Interest Sensitive Liabilities                     9,364,753          9,011,258             (128,839)             125,224

            Net Impact                                                                         79,344             (107,112)
            Net Impact as % of interest
              sensitive assets                                                                    0.9%                (1.2)%

DECEMBER 31, 1999

 Interest Sensitive Assets:
            Trading                              $     50,854      $      50,854          $        181        $       (479)
            Non-trading                             8,780,473          8,695,323               223,137            (256,650)
 Interest Sensitive Liabilities                     9,219,951          8,838,371              (139,222)            129,373

            Net Impact                                                                          84,096            (127,756)
            Net Impact as % of interest
              sensitive assets                                                                     1.0%               (1.5)%
------------------------------------------------------------------------------------------------------------------------------

The tables above exclude interest-earning assets that are not directly impacted by changes in interest rates. These assets include equity securities of $187.7 million at March 31, 2000 and $201.4 million at December 31, 1999 and nonaccrual loans of $35.9 million at March 31, 2000 and $38.4 million at December 31, 1999 (see "Asset

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Quality" within the MD&A). Values for mortgage servicing rights have been included in the tables above as movements in interest rates affect the valuation of the servicing rights. Equity securities and nonaccrual assets not included in the above tables are, however, subject to fluctuations in market value based on other risks. The equity securities at March 31, 2000 and December 31, 1999 include $103.3 million and $103.9 million, respectively, of FHLB stock which is insensitive to market fluctuations.

Interest-sensitive assets, net of interest-sensitive liabilities, when impacted by a minus 100 basis point rate change, result in a favorable $79.3 million change in net market values for March 31, 2000 compared to a favorable $84.1 million net market value change at December 31, 1999. These changes represent 0.9% of interest-sensitive assets at March 31, 2000 and 1.0% of interest-sensitive assets at December 31, 1999. A plus 100 basis point rate change results in an unfavorable $107.1 million or 1.2% change at March 31, 2000 compared to an unfavorable $127.8 million or 1.5% change in December 31, 1999.

Based on Webster's asset/liability mix at March 31, 2000, management estimates that an instantaneous 100 basis point increase in interest rates would decrease net interest income over the next twelve months by approximately 4.6%. An instantaneous 100 basis point decline in interest rates would increase net interest income by approximately 3.6%. These estimates assume that management takes no action to mitigate any negative effects from changing interest rates.

The market values and net interest income estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest-rate risk position at March 31, 2000, represents a reasonable level of risk.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Bank is required to maintain minimum levels of liquid assets as defined by regulations adopted by the OTS. This requirement, which may be varied by the OTS, is based upon a percentage of net withdrawable deposits and short-term borrowings. The required liquidity ratio is currently 4.00% and the Bank's liquidity ratio at December 31, 1999 exceeded the requirement. Webster Bank also is required by regulation to maintain sufficient liquidity to ensure safe and sound operations. Adequate liquidity as assessed by the OTS may vary from institution to institution depending on such factors as the institution's overall asset/liability structure, market conditions, competition and the nature of the institution's deposit and loan customers. The OTS considers both an institution's liquidity ratio as well as safety and soundness issues in assessing whether an institution has sufficient liquidity.

Liquidity management allows Webster to meet cash needs at a reasonable cost under various operating environments. Liquidity is actively managed and reviewed in order to maintain stable cost effective funding to support the balance sheet. Liquidity comes from a variety of sources such as the cash flow from operating activities including principal and interest payments on loans and investments, unpledged securities which can be sold or utilized to secure funding and by maintaining the ability to attract new deposits. Webster's goal is to maintain a strong base of core deposits to support its growing balance sheet.

Management monitors current and projected cash needs and adjusts liquidity as necessary. Webster has a detailed liquidity contingency plan, which is designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity risks.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Webster is a member of the Federal Home Loan Bank ("FHLB") system and has additional borrowing capacity from the FHLB of $1.6 billion at March 31, 2000. At that date, the Bank had FHLB advances outstanding of $1.9 billion compared to $1.7 billion at December 31, 1999.

Webster's main sources of liquidity at the holding company level are dividends from the Bank, investment income and net proceeds from capital offerings and borrowings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster's common stock, and the payment of interest to holders of Webster's senior notes and capital securities. The senior notes have a current book value of $40.0 million and will mature on June 30, 2000. Repayment of the senior notes will come from general operating funds. There are certain restrictions on the payment of dividends by the Bank to Webster. Webster also maintains $90 million in revolving lines of credit with correspondent banks.

During the first quarter of 2000, Webster repurchased a total of 2,888,897 shares of its common stock under previously announced repurchase programs. The total cost of the repurchased shares was $64.6 million with an average per share cost of approximately $22.36. The repurchased stock was specifically related to the purchase acquisition of Levine that closed during February, 2000 and the pending acquisition of Mechanics that is scheduled to close during the second quarter of 2000. See Note 2.

Applicable OTS regulations require the Bank, as a federal savings bank, to satisfy certain minimum capital requirements, including a leverage capital requirement and risk-based capital requirements. As an OTS regulated savings institution, the Bank is also subject to a minimum tangible capital requirement. At March 31, 2000, the Bank was in full compliance with all applicable capital requirements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

GENERAL

Net income for the three month period ended March 31, 2000, was $26.8 million or $.61 per diluted share compared to $24.0 million or $.54 per diluted share for the same period ended March 31, 1999. The increase in net income of $2.8 million for the current quarter period is primarily the result of higher net interest income and fees and service charges income partially offset by increased operating expenses.

NET INTEREST INCOME

Net interest income for the three month periods ended March 31, 2000 and 1999, amounted to $76.3 million and $72.7 million, respectively. Increased total interest income and total interest expense for the current quarter period are a result of higher interest rates and a higher volume of interest-earning and interest-bearing average funds. The higher interest rates are due from the Federal Reserve's increases in the prime lending since the end of the first quarter of 1999. The increase in the volume of average assets and liabilities is due, in part, to the acquisitions of Maritime Bank and Trust Company ("Maritime") and Village Bancorp, Inc. ("Village") which were completed during the second quarter of 1999. Interest-rate spread for the 2000 and 1999 quarter periods were 3.10% and 3.08%, respectively.

INTEREST INCOME

Total interest income for the three month periods ended March 31, 2000 and 1999 was $169.6 million and $160.0 million, respectively. The increase in interest income for the current quarter period is the result of an increase of $503.5 million in average loans as well as an increased yield earned on loans. The higher yield on loans reflects a general increase in base rates. Additionally, the change in the mix of the loan portfolio to a higher level of commercial loans, also contributed to the increase in interest income. The yield on total interest-earning assets for the three month periods ended March 31, 2000 and 1999, was 7.21% and 7.06%, respectively.

INTEREST EXPENSE

Total interest expense for the three month periods ended March 31, 2000 and 1999, was $93.4 million and $87.3 million, respectively. The increase in interest expense for the current quarter period is primarily the result of an increase of $322.8 million in average borrowed funds as well as higher realized costs on the borrowed funds. The total cost of interest-bearing liabilities was 4.11% and 3.98%, respectively, for the 2000 and 1999 first quarter periods.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following table shows the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned and paid by Webster.

                                                                           THREE MONTHS ENDED MARCH 31,
(Dollars in thousands)                                                2000                                 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                          AVERAGE                AVERAGE      AVERAGE                AVERAGE
                                                          BALANCE    INTEREST     YIELD       BALANCE     INTEREST    YIELD
                                                          -------    --------     -----       -------     --------    -----
ASSETS
INTEREST-EARNING ASSETS:
Loans                                                $   6,078,613 $  116,481     7.68 %  $   5,575,148 $  104,292    7.59 %
Securities                                               3,233,024     53,162     6.35 (a)    3,529,490     55,734    6.34 (a)
                                                         ---------   --------     ----        ---------    -------    -----
     TOTAL INTEREST-EARNING ASSETS                       9,311,637    169,643     7.21        9,104,638    160,026    7.06
                                                                      -------                              -------
Noninterest-earning assets                                 682,901                              635,444
                                                          --------                             --------
     TOTAL ASSETS                                    $   9,994,538                        $   9,740,082
                                                         =========                            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits                                             $   6,142,361     49,982     3.27 %  $   6,188,019     52,808    3.46 %
Borrowings                                               2,984,276     43,389     5.85        2,661,440     34,532    5.26
                                                         ---------     ------     ----        ---------    -------    ----
     TOTAL INTEREST-BEARING LIABILITIES                  9,126,637     93,371     4.11        8,849,459     87,340    3.98
                                                                       ------                              -------
Noninterest-bearing liabilities                             64,359                               82,176
                                                      ------------                              -------
     TOTAL LIABILITIES                                   9,190,996                            8,931,635

Capital securities and preferred stock of
  subsidiary corporation                                   199,577                              199,577

SHAREHOLDERS' EQUITY                                       603,965                              608,870
                                                          --------                             --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $   9,994,538                        $   9,740,082
                                                         =========                            =========

NET INTEREST INCOME                                                $   76,272                            $  72,686
                                                                       ======                              =======
INTEREST-RATE SPREAD                                                              3.10 %                              3.08  %
                                                                                  =====                               =====
NET YIELD ON AVERAGE INTEREST-EARNING ASSETS                                      3.22 %                              3.24 %
                                                                                  ====                                =====



(a) For purposes of this computation, unrealized gains (losses) are excluded from the average rate calculations.

--------------------------------------------------------------------------------


PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses was $2.2 million for the three month period ended March 31, 2000, an increase of $35 thousand from the same quarter in 1999. At March 31, 2000, the allowance for loan losses was $74.6 million and represented 207.6% of nonaccrual loans compared to $67.0 million and 202.1%, respectively, for the three month period ended March 31, 1999.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

NONINTEREST INCOME

Total noninterest income increased $6.0 million or 27.9% for the quarter ended March 31, 2000 as compared to the same quarter in 1999. The increase for the current quarter period is primarily attributable to a $2.3 million increase in fees and service charges, a $2.3 million increase in trust and investment services, $1.6 million in insurance commissions and a $1.2 million increase in the realized net gain on the sale of securities. These favorable variances were partially offset by lower net gains on the sale of loans and loan servicing for the current quarter period. The increase in fees and services charges is primarily attributable to an increase in volume resulting from acquisitions that have been completed over the past year and an increase in the rates charged for fees and service charges. During 1999, Webster formed its own investment services operation, Webster Investment Services ("WIS"), Inc. a broker-dealer subsidiary of Webster Bank. WIS offers mutual funds and fixed and variable annuities, in addition to individual securities transactions as requested by customers. Previously, Webster outsourced the investment services and received only a portion of the income. The increase in insurance commissions is a result of an increase in revenue from Damman, which can be attributed to the Levine acquisition.

NONINTEREST EXPENSES

Total noninterest expenses for the three month periods ended March 31, 2000 and 1999, were $61.5 million and $55.6 million, respectively. The $5.9 million increase for the current quarter period was primarily the result of higher costs for salaries and employee benefits of $4.2 million and furniture and equipment expenses of $1.3 million. The higher costs for salaries and benefits and the corresponding increase in furniture and equipment expenses is due primarily to the formation of WIS, the Maritime, Village and Nowlending, LLC acquisitions and other initiatives at Webster. The intangible amortization has increased in conjunction with the purchase acquisitions of Maritime, Village and Nowlending, LLC.


INCOME TAXES

Total income tax expense for the three month periods ended March 2000 and 1999 was $13.3 million and $12.5 million, respectively. Tax expense for the current year three month period is higher than the corresponding period primarily due to a higher level of income before taxes. During the first quarter of 1999, Webster formed a Connecticut Passive Investment Company ("PIC"). PICs are exempt from state income taxation in Connecticut, and the dividends paid from a PIC to a related financial institution are also exempt from inclusion in Connecticut taxable income. Webster Bank qualifies as a financial institution under the Connecticut statute. The exemption is effective for tax years beginning on or after January 1, 1999.

FORWARD LOOKING STATEMENTS
--------------------------

This report contains forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from management expectations, projections and estimates. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of Webster's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting Webster's operations, markets, products services and prices. Such developments could have an adverse impact on Webster's financial position and results of operations.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings - Not Applicable.

Item 2.    Changes in Securities and Use of Proceeds

          (a)       Not Applicable

          (b)       Not Applicable

          (c) On February 22, 2000, in exchange for an aggregate of 1,589 shares of Levine common stock, Webster issued to Messrs. Gerald U. Levine, Daniel Carter, David Pugliese and Christopher Brodeur an aggregate of 44,901 shares of Webster's common stock and paid an aggregate of $5.1 million in cash pursuant to the Stock Purchase Agreement, dated as of February 1, 2000, by and among Webster Financial Corporation and Damman Associates and LLIA, Inc., Louis Levine Agency, Inc., Retirement Planning Associates, Inc., Levine Financial Services, Inc., Religious Benefit Services, Inc., and Levine Surety, Inc. and Gerald U. Levine, Daniel Carter, David Pugliese and Christopher Brodeur. The offer and sale of the stock satisfied the requirements of Section
                    (4)(2) of the Securities Act of 1933, as amended (the "Securities Act") (transactions by an issuer not involving any public offering).

Item 3.    Defaults Upon Senior Securities - Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders  - Not Applicable

Item 5.    Other Information - Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

                Exhibit No.         Description
                -----------         -----------
                    27              Financial Data Tables.

           (b)  Reports on Form 8-K

           Webster filed the following Current Report on Form 8-K with the Securities and Exchange Commission (the "SEC") during the quarter ended March 31, 2000:

           Current Report on Form 8-K filed with the SEC on February 9, 2000 (date of report February 3, 2000) (announcing the date of Webster's 2000 annual meeting of shareholders).

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     WEBSTER FINANCIAL CORPORATION
                                     -----------------------------
                                               Registrant



Date:   May 15, 2000                 By:    /s/ Peter J. Swiatek
-------------------------                   --------------------
                                            Peter J. Swiatek
                                            Controller and Acting Principal
                                            Financial Officer and
                                            Acting Principal Accounting Officer

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                  EXHIBIT INDEX



         Exhibit No.      Description
         -----------      -----------
             27           Financial Data Tables.