Form 10-Q
period 2000-06-30
WEBSTER FINANCIAL CORP
filed 2000-08-11
CIK 801337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ending                        JUNE 30, 2000
                      ----------------------------------------------------------------------

                                              or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                to
                                -----------------------------      --------------------------------
Commission File Number:                                 0-15213
                         --------------------------------------------------------------------------


                                       WEBSTER FINANCIAL CORPORATION
                                       -----------------------------
                             (Exact name of registrant as specified in its charter)

Delaware                                                                  06-1187536
---------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

Webster  Plaza, Waterbury, Connecticut                                      06702
---------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                 (Zip Code)

                                          (203) 753-2921
                        ----------------------------------------------------
                        (Registrant's telephone number, including area code)


---------------------------------------------------------------------------------------------------
         (Former name,  former address and former fiscal year, if changed since last report.)

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

       Common Stock (par value $ .01)                               49,024,005 Shares
---------------------------------------------         ---------------------------------------------
                   Class                              Issued and Outstanding at July 31, 2000


                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                      INDEX


                                                                                                                    PAGE NO.
                                                                                                                    --------
PART I - INTERIM FINANCIAL INFORMATION:

   Consolidated Statements of Condition at June 30, 2000 (unaudited) and December 31, 1999 (audited)                    3


   Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2000                       4
      and 1999

   Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended
      June 30, 2000 and 1999                                                                                            5


   Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2000 and 1999                    6


   Notes to Consolidated Financial Statements                                                                           8


   Management's Discussion and Analysis of Financial Condition and Results of Operations                               17


   Quantitative and Qualitative Disclosures about Market Risk                                                          20


   Forward Looking Statements                                                                                          25


PART II - OTHER INFORMATION:

        Item 1.    Legal Proceedings                                                                                   26

        Item 2.    Changes in Securities and Use of Proceeds                                                           -

        Item 3.    Defaults upon Senior Securities                                                                     -

        Item 4.    Submission of Matters to a Vote of Security Holders                                                 -

        Item 5.    Other Information                                                                                   27

        Item 6.    Exhibits and Reports on Form 8-K                                                                    -


SIGNATURES                                                                                                             28

EXHIBIT INDEX                                                                                                          29

EXHIBITS                                                                                                               30


                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)
----------------------------------------------------------------------------------------------------------------------
                                                                                     (UNAUDITED)            (AUDITED)
                                                                                      JUNE 30,             DECEMBER 31,
                                                                                        2000                   1999
                                                                                     ---------                ------
ASSETS:
Cash and due from depository institutions                                           $   265,999            $  245,783
Interest-bearing deposits                                                                 1,415                37,838
Securities: (note 3)
   Trading, at fair value                                                                77,633                50,854
   Available for sale, at fair value                                                  2,963,175             2,700,585
   Held to maturity, (fair value: $267,769 in 2000;
        $300,282 in 1999)                                                               287,829               315,462
Loans receivable:
   Residential loans                                                                  4,268,372             3,898,943
   Commercial real estate loans                                                         887,016               741,168
   Commercial and industrial loans                                                    1,081,667               915,035
   Home equity loans                                                                    563,454               492,684
   Other consumer loans                                                                 105,881                47,064
   Allowance for loan losses                                                            (86,199)              (72,658)
                                                                                    -----------            ----------
Loans receivable, net                                                                 6,820,191             6,022,236

Accrued interest receivable                                                              67,593                58,918
Premises and equipment, net                                                             109,975               103,403
Foreclosed properties, net                                                                4,118                 4,909
Intangible assets                                                                       302,037               138,829
Cash surrender value of life insurance                                                  169,702               148,252
Prepaid expenses and other assets                                                       118,661               104,675
                                                                                    -----------            ----------
   TOTAL ASSETS                                                                     $11,188,328            $9,931,744
                                                                                    ===========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
    Checking and NOW                                                                $ 1,598,534            $1,375,692
    Savings and MMDAs                                                                 1,959,661             1,719,562
    Certificates of deposit                                                           3,446,987             3,095,837
                                                                                    -----------            ----------
Total deposits                                                                        7,005,182             6,191,091

Federal Home Loan Bank advances                                                       2,332,071             1,714,441
Securities sold under agreements to repurchase and other borrowings (note 4)            691,310             1,074,004
Advance payments by borrowers for taxes and insurance                                    50,821                41,605
Accrued expenses and other liabilities (note 5)                                         122,193                75,359
                                                                                    -----------            ----------
   TOTAL LIABILITIES                                                                 10,201,577             9,096,500
                                                                                    -----------            ----------

Corporation-obligated mandatorily redeemable capital
  securities of subsidiary trusts holding solely junior subordinated
   debentures of the corporation (note 10)                                              150,000               150,000
Preferred stock of subsidiary corporation                                                49,577                49,577

SHAREHOLDERS' EQUITY: (note 6)

Common stock, $.01 par value:
   Authorized - 200,000,000 shares
   Issued - 49,102,361 shares at June 30, 2000 and
        45,243,770 shares at December 31, 1999                                              491                   452
Paid-in capital                                                                         398,944               301,336
Retained earnings                                                                       453,284               400,413
Unearned compensation                                                                      (940)                   --
Less treasury stock at cost, 5,397 shares at June 30, 2000
   and 140,000 shares at December 31, 1999                                                 (119)               (3,274)
Less Employee Stock Ownership Plan shares purchased with debt                              (641)               (1,127)
Accumulated other comprehensive loss                                                    (63,845)              (62,133)
                                                                                    -----------            ----------
TOTAL SHAREHOLDERS' EQUITY                                                              787,174               635,667
                                                                                    -----------            ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $11,188,328            $9,931,744
                                                                                    ===========            ==========

See accompanying notes to consolidated financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


(In thousands, except per share data)
---------------------------------------------------------------------------------------------------------------------------

                                                                THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------       -------------------------
                                                                   2000           1999                2000           1999
                                                                   ----           ----                ----           ----
INTEREST INCOME:
Loans                                                            $120,652       $106,752           $237,133        $211,044
Securities and interest-bearing deposits                           54,294         53,061            107,456         108,795
                                                                 --------       --------           --------        --------
   Total interest income                                          174,946        159,813            344,589         319,839
                                                                 --------       --------           --------        --------

INTEREST EXPENSE:
Deposits                                                           52,087         50,853            102,069         103,661
Borrowings                                                         43,828         32,519             87,217          67,051
                                                                 --------       --------           --------        --------
   Total interest expense                                          95,915         83,372            189,286         170,712
                                                                 --------       --------           --------        --------

NET INTEREST INCOME                                                79,031         76,441            155,303         149,127
Provision for loan losses                                           3,200          2,268              5,400           4,433
                                                                 --------       --------           --------        --------
Net interest income after provision for loan losses                75,831         74,173            149,903         144,694
                                                                 --------       --------           --------        --------

NONINTEREST INCOME:
Fees and service charges                                           14,218         11,850             26,761          22,116
Trust and investment services                                       4,861          1,786              8,729           3,365
Insurance commissions                                               3,502          1,550              7,224           3,668
Gain on sale of loans and loan servicing, net                         336          1,536                943           3,098
Gain on sale of securities, net                                     2,908          2,036              5,958           3,918
Increase in cash surrender value of life insurance                  2,003          1,889              3,962           3,729
Other noninterest income                                            2,835          1,923              4,671           4,252
                                                                 --------       --------           --------        --------
   Total noninterest income                                        30,663         22,570             58,248          44,146
                                                                 --------       --------           --------        --------

NONINTEREST EXPENSES:
Salaries and employee benefits                                     30,533         25,404             59,516          50,234
Occupancy expense of premises                                       5,445          5,146             11,078          10,250
Furniture and equipment expenses                                    6,248          5,356             12,740          10,508
Intangible amortization                                             4,283          3,228              8,158           5,845
Marketing expenses                                                  2,601          2,406              4,799           4,703
Professional services expenses                                      1,847          3,193              3,483           5,270
Capital securities expense (note 10)                                3,615          3,662              7,231           7,323
Dividends on preferred stock of subsidiary corporation              1,038            980              2,076           2,000
Other operating expenses (note 5)                                   8,994          8,897             17,072          17,785
                                                                 --------       --------           --------        --------
   Total noninterest expenses                                      64,604         58,272            126,153         113,918
                                                                 --------       --------           --------        --------

Income before income taxes                                         41,890         38,471             81,998          74,922
Income taxes (note 8)                                              13,783         13,121             27,080          25,599
                                                                 --------       --------           --------        --------

NET INCOME                                                       $ 28,107       $ 25,350           $ 54,918        $ 49,323
                                                                 ========       ========           ========        ========

NET INCOME PER COMMON SHARE: (note 9)
   Basic                                                            $0.66          $0.57              $1.28           $1.12
   Diluted                                                          $0.66          $0.56              $1.26           $1.10

Dividends declared per common share                                 $0.16          $0.12              $0.30           $0.23



See accompanying notes to consolidated financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



-----------------------------------------------------------------------------------------------------------------------------

                                                                                                  THREE MONTHS ENDED JUNE 30,
                                                                                                -----------------------------
(In thousands)                                                                                       2000            1999
-----------------------------------------------------------------------------------------------------------------------------

Net Income                                                                                         $ 28,107       $  25,350

Other comprehensive loss, net of tax:
   Unrealized  net holding loss on securities  available for sale arising during the period (net of income tax effect of $(651)
   and  $(20,571) for 2000 and 1999, respectively)                                                    (982)         (30,190)

Reclassification adjustment for net gains included in
   net income (net of income tax effect of $1,304
   and $959 for 2000 and 1999, respectively)                                                         (1,967)         (1,408)
-----------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                                                             (2,949)        (31,598)
-----------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                                                                        $ 25,158       $ (6,248)
-----------------------------------------------------------------------------------------------------------------------------


                                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                                -----------------------------
(In thousands)                                                                                       2000            1999
-----------------------------------------------------------------------------------------------------------------------------

Net Income                                                                                         $ 54,918       $ 49,323

Other comprehensive income (loss), net of tax:
   Unrealized  net holding gain (loss) on securities  available for sale arising during the period (net of income tax effect of $1,730
   and  $(31,911) for 2000 and 1999, respectively)                                                    2,609        (46,833)

Reclassification adjustment for net gains included in
   net income (net of income tax effect of $2,865
   and $1,551 for 2000 and 1999, respectively)                                                       (4,321)        (2,276)
-----------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                                                             (1,712)        (49,109)
-----------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                                             $   53,206       $     214
-----------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                                -----------------------------
(In thousands)                                                                                       2000             1999
-----------------------------------------------------------------------------------------------------------------------------

Net income                                                                                     $    54,918     $     49,323
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                       5,400            4,433
     Provision for depreciation on premises and equipment                                            8,624            7,086
     Amortization of securities and loan premiums, net                                               1,950            3,115
     Amortization of intangible assets                                                               8,158            5,845
     Amortization of hedging costs, net                                                              2,005            2,331
     Amortization of mortgage servicing rights                                                         842              860
     Gains on sale of foreclosed properties, net                                                      (428)            (319)
     Gains on sale of securities and loans, net                                                     (8,130)          (6,732)
     Losses (gains) on trading securities, net                                                       1,229             (284)
     (Increase) decrease in trading securities                                                     (27,900)          20,838
     Loans originated for sale                                                                     (78,075)        (112,649)
     Proceeds from sale of loans, originated for sale                                               72,251          113,337
     (Increase) decrease in interest receivable                                                     (2,771)           1,233
     (Increase) decrease in prepaid expenses and other assets, net                                 (6,655)            6,897
     Increase (decrease) in interest payable                                                         6,026           (7,133)
     (Decrease) increase in accrued expenses and other liabilities, net                             (8,274)           8,618
     Increase in cash surrender value of life insurance                                             (3,347)          (3,729)
-----------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                      25,823           93,070
-----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Purchases of securities, available for sale                                                  (1,859,767)        (597,286)
   Purchases of securities, held to maturity                                                            --             (814)
   Principal collected on investment securities                                                    145,289          438,079
   Maturities of securities                                                                        975,004          224,770
   Proceeds from sale of securities, available for sale                                            782,091          213,658
   Proceeds from sale of securities, held to maturity                                                   --           15,458
   Net decrease in interest-bearing deposits                                                        48,423            1,452
   Net increase in loans                                                                          (103,690)         (83,600)
   Proceeds from sale of foreclosed properties                                                       4,918            4,653
   Purchases of premises and equipment, net                                                        (11,383)          (7,163)
   Net cash received through purchase acquisitions                                                 122,972           16,706
-----------------------------------------------------------------------------------------------------------------------------
     Net cash provided by investing activities                                                     103,857          225,913
-----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                                              82,799         (234,983)
   Repayment of FHLB advances                                                                   (1,916,555)      (2,037,114)
   Proceeds from FHLB advances                                                                   2,207,281        1,664,932
   Repayment of securities sold under agreement to repurchase and other borrowings             (19,040,805)     (20,754,999)
   Proceeds from securities sold under agreement to repurchase and other borrowings             18,657,870       21,115,305
   Cash dividends to common shareholders                                                           (12,965)          (9,951)
   Net increase (decrease) in advance payments for taxes and insurance                               2,412          (21,317)
   Exercise of stock options                                                                         7,102            5,803
   Common stock repurchased                                                                        (96,603)         (65,429)
-----------------------------------------------------------------------------------------------------------------------------
     Net cash used by financing activities                                                        (109,464)        (337,753)
-----------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                                -----------------------------
(In thousands)                                                                                       2000            1999
-----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                                    20,216          (18,770)
Cash and cash equivalents at beginning of period                                                   245,783          213,142
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                     $   265,999     $    194,372
-----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:
Income taxes paid                                                                              $    25,007     $     16,646
Interest paid                                                                                  $   185,660     $    176,117

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING, INVESTING AND
  FINANCING ACTIVITIES:

Transfer of loans to foreclosed properties                                                     $     3,420     $      5,081

-----------------------------------------------------------------------------------------------------------------------------

Assets acquired and liabilities  assumed in purchase business  combinations were as follows:

                                                                                                  SIX  MONTHS ENDED JUNE 30,
                                                                                                -----------------------------
(In thousands)                                                                                      2000             1999
-----------------------------------------------------------------------------------------------------------------------------

Fair value of noncash assets acquired in purchase acquisitions                                 $   994,190     $    354,666
Fair value of liabilities assumed in purchase acquisitions                                       1,089,103          294,340
Common stock issued in purchase acquisitions                                                       199,425           77,032
-----------------------------------------------------------------------------------------------------------------------------




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

BASIS OF FINANCIAL STATEMENT PRESENTATION

The Consolidated Financial Statements include the accounts of Webster and its subsidiaries. The Consolidated Financial Statements and notes hereto have been restated to include the accounts of New England Community Bancorp., Inc. ("NECB") acquired on December 1, 1999, as though this pooling of interests acquisition had occurred at the beginning of the earliest period presented. All share data has been restated for stock dividends and stock splits. The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Webster 1999 Annual Report to Shareholders. The actual results of Webster could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan losses and the valuation allowance for the deferred tax asset.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - ACQUISITIONS

PURCHASE TRANSACTIONS COMPLETED DURING SECOND QUARTER

THE MECHANICS ACQUISITION

In December 1999, Webster announced a definitive agreement to acquire MECH Financial, Inc. ("Mechanics"), and its subsidiary Mechanics Savings Bank, in a tax-free, stock-for-stock exchange. Mechanics Savings Bank was a state-chartered, Hartford-based savings bank with $1.1 billion in assets and 16 branch offices in the capitol region. Based on the terms of the agreement, Mechanics shareholders received 1.52 shares of Webster common stock for each share of Mechanics common stock. Webster closed the transaction and completed the conversion during June 2000.

THE CHASE BRANCH ACQUISITION

In November 1999, Webster announced a definitive agreement to purchase six Connecticut branches from The Chase Manhattan Bank. Webster closed the transaction and completed the acquisition during April 2000. Webster received the deposits from the six branches but acquired only five branch facilities. The branches are located in Cheshire, Middlebury, North Haven, Waterbury and Watertown and had approximately $135 million in deposit balances at the time of closing. The transaction included the purchase of consumer deposits, small business deposits and loans, and brokerage and custody accounts associated with these acquired branches.

THE FOLLIS, WYLIE & LANE ACQUITISION

Webster through its wholly-owned insurance subsidiary Damman acquired Follis, Wylie & Lane, Inc. ("Follis") a privately owned Hamden-based insurance agency in April 2000. Follis offered a full range of insurance services, including property and casualty, life and health. During 1999, Follis wrote approximately $10 million in premiums and had revenue of approximately $1 million.

PURCHASE TRANSACTIONS PENDING AT JUNE 30, 2000

THE FLEETBOSTON BRANCH ACQUISITION

In November 1999, Webster announced a definitive agreement with FleetBoston Corporation to purchase four Connecticut branches that are being divested as a result of the Fleet-BankBoston merger. The branches, with approximately $163 million in deposit balances, are located in Brookfield, Guilford, Meriden, and Thomaston. The transaction includes the purchase of deposits and loans for individual and small business customers associated with these branches. Webster expects to close the transaction and complete the acquisition during the third quarter of 2000.

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

A summary of securities follows:



(In thousands)                                     June 30, 2000                                December 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------

                                                 Gross Unrealized                                  Gross Unrealized
                                  Amortized      -----------------        Fair       Amortized     -----------------         Fair
                                    Cost         Gains      Losses        Value        Cost        Gains      Losses         Value
                                  ---------      -----      ------       -------     ---------     -----      ------        -------
TRADING SECURITIES:

Mortgage-backed securities (a)    $    77,633(b) $   --   $      --    $   77,633   $   50,854(b) $    --   $      --    $   50,854

AVAILABLE FOR SALE PORTFOLIO:
U.S. Treasury Notes                    5,060         --        (135)        4,925       17,070         18        (233)       16,855
U.S. Government Agency                90,683          6      (3,784)       86,906       92,733         --      (4,338)       88,395
Municipal bonds and notes             27,286         18        (975)       26,330       27,591          3      (1,463)       26,131
Corporate bonds and notes             75,042         --     (16,221)       58,820       75,068         --      (9,895)       65,173
Equity securities                    201,229      4,300     (10,980)      194,549      201,352      7,684     (11,060)      197,976
Mortgage-backed securities (a)     2,661,958      3,412     (81,580)    2,583,789    2,379,491      6,330     (88,848)    2,296,973
Purchased interest-rate contracts      8,296         --        (440)        7,856       10,874         --      (1,792)        9,082
                                  ----------     ------   ---------    ----------   ----------    -------   ---------    ----------
                                   3,069,554      7,736    (114,115)    2,963,175    2,804,179     14,035    (117,629)    2,700,585
                                  ----------     ------   ---------    ----------   ----------    -------   ---------    ----------

HELD TO MATURITY PORTFOLIO:
U.S. Treasury Notes                    7,899         --         (80)        7,819       10,396         --        (112)       10,284
U.S. Government Agency                    --         --          --            --        1,520         --          (6)        1,514
Municipal bonds and notes             24,615         24        (722)       23,917       24,861         39        (783)       24,117
Corporate bonds and notes            135,440         --     (16,265)      119,175      135,476        405     (12,322)      123,559
Mortgage-backed securities (a)       119,875        579      (3,596)      116,858      143,209        544      (2,945)      140,808
                                  ----------       ----   ---------    ----------   ----------    -------   ---------    ----------
                                     287,829        603     (20,663)      267,769      315,462        988     (16,168)      300,282
                                  ----------       ----   ---------    ----------   ----------    -------   ---------    ----------

   Total                          $3,435,016     $8,339   $(134,778)  $ 3,308,577   $3,170,495    $15,023   $(133,797)   $3,051,721
                                  ==========     ======   =========   ===========   ==========    =======   =========    ==========



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

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At June 30, 2000, short-term borrowings through securities sold under agreements to repurchase totaled $426.4 million. Short-term borrowings through securities sold under agreements to repurchase averaged approximately $658.0 million during the second quarter and the maximum amount outstanding at month-end during the second quarter was $743.3 million. Securities underlying the repurchase transactions held as collateral are primarily U.S. Government agency securities consisting of Fannie Mae, GNMA and FHLMC securities. Securities sold under agreement to repurchase related to Webster's funding operations are delivered to broker-dealers. Webster also enters into short-term repurchase agreement transactions directly with commercial and municipal customers through its Treasury sales desk.

Information   concerning  short-term  borrowings  under  securities  sold  under agreement to repurchase as of June 30, 2000 is summarized below:

     (Dollars in thousands)
--------------------------------------------------------------------------------



                    WEIGHTED          WEIGHTED        BOOK VALUE    MARKET VALUE
    BALANCE AT      AVERAGE           AVERAGE             OF            OF
     6/30/00     INTEREST RATE     MATURITY DATE      COLLATERAL    COLLATERAL
   ------------  -------------     -------------      ----------    ----------

     $426,423       5.63%        less than 1 month     $460,934      $441,390

NOTE 5 - ACQUISITION-RELATED EXPENSES

The following table presents a summary of remaining acquisition-related accrued liabilities for acquisitions that have been completed and accounted for under the pooling of interests method:


(In thousands)                                                              Derby       People's     Eagle          NECB
------------------------------------------------------------------------------------------------------------------------------------
 Balance of acquisition-related accrued liabilities at December 31, 1998    $3,800      $ 1,600      $1,400       $    --
------------------------------------------------------------------------------------------------------------------------------------
Additions/provisions                                                            --           --          --         9,500
Payments and charges against the liabilities:
    Compensation (severance and related costs)                                  --           --          --        (3,000)
    Data processing contract termination                                      (700)          --          --          (400)
    Transaction costs (including investment bankers, attorneys and
        accountants)                                                            --           --         (50)       (1,300)
    Writedown of fixed assets and facilities costs                            (100)      (1,100)       (400)         (700)
    Acquisition-related miscellaneous expenses (a)                              --         (100)       (175)         (800)
------------------------------------------------------------------------------------------------------------------------------------
Balance of acquisition-related accrued liabilities at December 31, 1999     $3,000      $   400      $  775       $ 3,300
------------------------------------------------------------------------------------------------------------------------------------
Payments and charges against the liabilities:
    Compensation (severance and related costs)                                  --           --          --            --
    Data processing contract termination                                      (371)          --          --            --
    Transaction costs (including investment bankers, attorneys and
        accountants)                                                            --           --          --          (193)
    Writedown of fixed assets and facilities costs                            (210)        (145)       (171)         (233)
    Acquisition-related miscellaneous expenses (a)                              --           --         (22)       (1,110)
------------------------------------------------------------------------------------------------------------------------------------
Balance of acquisition-related accrued liabilities at June 30, 2000      $   2,419     $     255     $  582       $ 1,764
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


                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The remaining total accrued liability balance of $5.0 million at June 30, 2000 represents, for the most part, an accrual for data processing contract termination costs payable over future periods and the estimated loss on sale of excess fixed assets due to consolidation of overlapping branch locations.

NOTE 6 - SHAREHOLDERS' EQUITY

Total equity increased $186.7 million during the second quarter period. The net increase was primarily attributable to $198.3 million of common stock issued for the purchase acquisition of Mechanics and net income of $28.1 million. These increases were partially offset by charges for repurchases of Webster common stock, dividend payments to common shareholders and an increase in the unrealized losses on the available for sale securities portfolio.

Net income for the three and six month periods ending June 30, 2000 was $28.1 million and $54.9 million, respectively. Dividend payments to common shareholders for the three and six month periods ended June 30, 2000 were $6.8 million and $13.0 million, respectively.

During the second quarter of 2000, Webster repurchased 1.5 million shares of its common stock. The total cost of the repurchased shares was $32.0 million with an average per share cost of approximately $21.83. For the six months ended June 30, 2000, Webster repurchased 4.4 million shares of its common stock. The cost of the repurchased stock was $96.6 million with an average per share cost of approximately $22.18. The repurchased stock was primarily related to a repurchase program announced in December 1999 for the purchase acquisition of Mechanics that closed during June 2000. See Note 2.

NOTE 7 - BUSINESS SEGMENTS

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

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



Operating income and total assets by business segment are as follows:   PENDING UPDATE

THREE MONTHS ENDED JUNE 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                          CONSUMER       BUSINESS        MORTGAGE                                       TOTAL
(IN THOUSANDS)                             BANKING        BANKING         LENDING       TREASURY        OTHER         SEGMENTS
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                     $   47,011    $   10,507       $   15,027      $    5,755      $   731      $    79,031
Provision for loan losses                      102         2,654              444              --           --            3,200
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision         46,909         7,853           14,583           5,755          731           75,831
Noninterest income                          12,407           619            2,126           6,933        8,578           30,663
Noninterest expense                         39,253         4,730            4,153           2,275        9,540           59,951
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes           20,063         3,742           12,556          10,413         (231)          46,543
Income taxes                                 6,602         1,231            4,131           3,426          (76)          15,314
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) after taxes           $   13,461    $    2,511       $    8,425      $    6,987      $  (155)     $    31,229
------------------------------------------------------------------------------------------------------------------------------------
Total assets at period end              $1,409,723    $1,573,222       $4,548,879      $3,613,908      $42,596      $11,188,328

THREE MONTHS ENDED JUNE 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                          CONSUMER       BUSINESS        MORTGAGE                                       TOTAL
(IN THOUSANDS)                             BANKING        BANKING         LENDING       TREASURY        OTHER         SEGMENTS
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                     $   49,540    $    8,412       $   16,250      $    2,205      $    34      $    76,441
Provision for loan losses                      292           943            1,033              --           --            2,268
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision         49,248         7,469           15,217           2,205           34           74,173
Noninterest income                          11,596           624            2,844           5,162        2,344           22,570
Noninterest expense                         38,267         4,221              613           6,413        4,116           53,630
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes           22,577         3,872           17,448             954       (1,738)          43,113
Income taxes                                 7,410         1,223            5,951             385         (266)          14,703
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) after taxes           $   15,167    $    2,649       $   11,497      $      569      $(1,472)     $    28,410
------------------------------------------------------------------------------------------------------------------------------------
Total assets at period end              $  979,124    $  907,665       $4,223,625      $3,731,215      $21,605      $ 9,863,234
------------------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                          CONSUMER       BUSINESS        MORTGAGE                                       TOTAL
(IN THOUSANDS)                             BANKING        BANKING         LENDING       TREASURY        OTHER         SEGMENTS
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                     $   92,513    $   21,492       $   31,607      $    8,362      $ 1,329          155,303
Provision for loan losses                      343         4,121              936              --           --            5,400
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision         92,170        17,371           30,671           8,362        1,329          149,903
Noninterest income                          22,868         1,665            4,453          13,041       16,221           58,248
Noninterest expense                         76,618         9,273            8,390           4,223       18,342          116,846
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes           38,420         9,763           26,734          17,180         (792)          91,305
Income taxes                                12,688         3,227            8,831           5,669         (261)          30,154
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) after taxes           $   25,732    $    6,536       $   17,903      $   11,511      $  (531)     $    61,151
------------------------------------------------------------------------------------------------------------------------------------
Total assets at period end              $1,409,723    $1,573,222       $4,548,879      $3,613,908      $42,596      $11,188,328

SIX MONTHS ENDED JUNE 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                          CONSUMER       BUSINESS        MORTGAGE                                       TOTAL
(IN THOUSANDS)                             BANKING        BANKING         LENDING       TREASURY        OTHER         SEGMENTS
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                     $   86,358    $   16,233           42,753      $    3,726      $    57      $   149,127
Provision for loan losses                      486         1,890            2,057              --           --            4,433
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision         85,872        14,343           40,696           3,726           57          144,694
Noninterest income                          21,625         1,056            7,097           9,200        5,168           44,146
Noninterest expense                         73,940         8,684            7,444           8,405        6,122          104,595
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes           33,557         6,715           40,349           4,521         (897)          84,245
Income taxes                                11,171         2,192           13,798           1,601           22           28,784
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) after taxes           $   22,386    $    4,523       $   26,551      $    2,920      $  (919)     $    55,461
------------------------------------------------------------------------------------------------------------------------------------
Total assets at period end              $  979,124    $  907,665       $4,223,625      $3,731,215      $21,605      $ 9,863,234



The consumer banking segment includes consumer lending and the Bank's deposit generation and direct banking activities, which include the operation of automated teller machines and telebanking customer support, sales and small business lending. The business banking segment includes the Bank's investment in commercial and industrial loans and commercial real estate loans. The business banking segment also includes deposits and cash management activities for business banking. The mortgage lending segment includes the Bank's investment in residential real

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

estate loan origination, servicing and secondary marketing activities. The treasury segment includes the Bank's investment in assets and liabilities managed by Treasury and includes interest-bearing deposits, securities, Federal Home Loan Bank advances, repurchase agreements and other borrowings. The other segment includes the results of Webster's trust and investment and insurance subsidiaries, which offer products to both consumer and business customers.

During the third quarter of 1999, Webster changed its internal funds transfer pricing methodology, which charges or credits for the source or use of funds. This change effected net interest income for all reported segments. As a result of this change in methodology there was an increase in interest income allocated to treasury and an increase in interest expense allocated to mortgage lending. The allocations are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised.

Management allocates indirect expenses to its business segments. These expenses include administration, finance, operations and other support related functions. During the third quarter of 1999, as a result of further changes in methodology, Webster reallocated certain noninterest expenses to mortgage lending from treasury. Net income (loss) after taxes for the segments do not include certain income and expense categories (net of taxes), totaling for the three and six month periods ended June 30, 2000, $(3.1) million and $(6.3) million, respectively, and for the same respective periods in 1999 $(3.0) million and $(6.2) million, that do not directly relate to segments. The major categories not included in the segments for the three and six month periods ended June 30, 2000, were (on a before tax basis) $3.6 million and $7.2 million of capital securities expenses and $1.0 million and $2.1 million of dividend expenses on the preferred stock of subsidiary corporation for each respective period. For the three and six month periods ended June 30, 1999, the major categories not included in the segments were capital securities expenses of $3.7 million and $7.3 million and $1.0 million and $2.0 million of dividend expenses on the preferred stock of subsidiary corporation for each respective period.

NOTE 8 - INCOME TAXES

Total income tax expense for the three month periods ended June 2000 and 1999 was $13.8 million and $13.1 million, respectively. Total income tax expense for the six month periods ended June 2000 and 1999 was $27.1 million and $25.6 million, respectively. Tax expense for the current year three and six month periods is higher than the corresponding prior year periods primarily due to a higher level of income before taxes partially offset by lower effective tax rates for the current year periods. During the first quarter of 1999, Webster formed a Connecticut Passive Investment Company ("PIC"). PICs are exempt from state income taxation in Connecticut, and the dividends paid from a PIC to a related financial institution are also exempt from inclusion in Connecticut taxable income. Webster Bank qualifies as a financial institution under the Connecticut statute. The exemption is effective for tax years beginning on or after January 1, 1999.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9 - NET INCOME PER COMMON SHARE

The following tables reconcile the components of basic and diluted earnings per share.


                                                        Three months ended June 30,         Six months ended June 30,
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                       2000          1999                  2000         1999
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Net income                                                $28,107        $25,350             $54,918       $49,323
------------------------------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding                 42,381         44,321              42,963        43,964
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                  $   .66        $   .57             $  1.28       $  1.12
------------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE:
Net income                                                $28,107        $25,350             $54,918       $49,323
------------------------------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding                 42,381         44,321              42,964        43,964
Potential dilutive common stock:
   Options                                                    470            833                 486           816
Total weighted-average diluted shares                      42,851         45,154              43,450        44,780
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                $   .66        $   .56             $  1.26       $  1.10
------------------------------------------------------------------------------------------------------------------------------------


At June 30, 2000 and 1999, options to purchase 1,185,391 and 682,097 shares of common stock at exercise prices between $22.19 and $35.38 and $30.19 and $35.38, respectively, were not considered in the computation of diluted potential common stock since the options' exercise prices were greater than the average market price of Webster common stock for the 2000 and 1999 quarter periods.

NOTE 10 - CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE CORPORATION

During 1997, Webster formed a statutory business trust, Webster Capital Trust I ("Trust I"), of which Webster owns all of the common stock. Trust I exists for the sole purpose of issuing trust securities and investing the proceeds in an equivalent amount of subordinated debentures of the Corporation. On January 31, 1997, Trust I completed a $100 million underwritten public offering of 9.36% Corporation-Obligated Manditorily Redeemable Capital Securities of Webster Capital Trust I ("capital securities"). The sole asset of Trust I is $100 million of Webster's 9.36% junior subordinated deferrable interest debentures due in 2027 ("subordinated debt securities"), purchased by Trust I on January 30, 1997. On April 1, 1997, Eagle Financial Capital Trust I, subsequently renamed Webster Capital Trust II ("Trust II"), completed a $50 million private placement of 10.00% capital securities. Proceeds from the issue were invested by Trust II in junior subordinated deferrable debentures issued by Eagle due in 2027. These debentures represent the sole assets of Trust II. The subordinated debt securities are unsecured obligations of Webster and are subordinate and junior in right of payment to all present and future senior indebtedness of Webster. Webster has entered into guarantees, which together with Webster's obligations under the subordinated debt securities and the declarations of trust governing Trust I and Trust II, including its obligations to pay costs, expenses, debts and liabilities (other than trust securities), provides a full and unconditional guarantee of amounts on the capital securities. Expense on the securities including amortization of issuance costs, for the three month periods ended June 30, 2000 and 1999, was $3.6 million and $3.7 million, respectively, and for the six month periods ended June 30, 2000 and 1999 was $7.2 million and $7.3 million, respectively.

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

In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities, and amendment to the FASB Statement No. 133". This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities.

In June 2000, the FASB issued SFAS No. 139, "Recission of FASB Statement No. 53 and amendments to FASB statements No. 63, 89 and 121". This statement shall be effective for financial statements for fiscal years beginning after December 15, 2000. The changes under this statement pertain to industries other than banking and therefore, this statement is expected to have no impact on Webster's financial statements.

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

FINANCIAL CONDITION

Webster on a consolidated basis at June 30, 2000 and December 31, 1999 had total assets of $11.2 billion and $9.9 billion, total securities of $3.3 billion and $3.1 billion, respectively, and net loans receivable of $6.8 billion and $6.0 billion, respectively. Total deposits at June 30, 2000 and December 31, 1999 were $7.0 billion and $6.2 billion, respectively. Shareholders' equity totaled $787.2 million and $635.7 million at June 30, 2000 and December 31, 1999, respectively.

The overall increase in the balance sheet at June 30, 2000 as compared to December 31, 1999 is primarily due to purchase acquisitions that were completed during the current year second quarter period. The increase of $1.3 billion in total assets was primarily related to increases in net loans of $798.0 million, securities of $261.7 million and intangibles of $163.2 million. The acquisitions contributed $732.7 million of net loans. The increase in securities for the most part was not attributable to the acquisitions as approximately 91% of the portfolio received from the Mechanics acquisition was sold prior to June 30, 2000. Goodwill and core deposit intangibles totaling $165.5 million were recorded during the current second quarter period. The increase in total liabilities and equity of $1.3 billion is primarily due to increases in deposits of $814.1 million, borrowings of $235.0 million and equity $151.5 million. The acquisitions added deposits and borrowings of $734.1 million and $329.0 million, respectively. The net increase to total equity of $151.5 million reflects $198.4 million of common stock issued for the acquisitions, net income of $54.9 million and stock option exercise proceeds of $7.1 million decreased by $96.6 million of charges for common stock repurchases, $13.0 million for common stock dividend payments and an increase in the unrealized losses on the available for sale securities portfolio.

 At June 30, 2000, the assets of Webster, on an unconsolidated basis, consisted primarily of its investments in the Bank and Damman that totaled $896.6 million, investment securities of $99.7 million and $11.3 million of cash and interest-bearing deposits. Primary sources of income to Webster, on an unconsolidated basis, are dividend payments received from the Bank and interest and dividends from investment securities. Primary expenses of Webster, on an unconsolidated basis, are interest expense on borrowings and interest expense related to the capital securities.

The Bank's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a Bank Insurance Fund ("BIF") member institution.

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

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

ASSET QUALITY

NONACCRUAL ASSETS

Webster devotes significant attention to maintaining high asset quality through conservative underwriting standards, active servicing of loans and aggressively managing nonaccrual assets. The aggregate amount of nonaccrual assets increased to $46.4 million at June 30, 2000 from $43.3 million at December 31, 1999 and decreased as a percentage of total assets to .42% at June 30, 2000 from .44% at December 31, 1999. Nonaccrual loans increased $6.4 million and foreclosed properties decreased $28,000 during the current year second quarter period and for the six month period, nonaccrual loans increased $3.9 million and foreclosed properties decreased $790,000. The increase in nonaccrual loans for the current year second quarter period is due primarily to the transfer of a commercial loan relationship to nonaccrual during the period. The allowance for loan losses at June 30, 2000 was $86.2 million and represented 204% of nonaccrual loans and 1.3% of total loans. Total allowances for nonaccrual assets of $86.4 million represented 185% of nonaccrual assets. The following table details nonaccrual assets for the periods presented.


                                                                                                       JUNE 30,     DECEMBER 31,
(In thousands)                                                                                           2000          1999
------------------------------------------------------------------------------------------------------------------------------------
NONACCRUAL ASSETS:

Loans accounted for on a nonaccrual basis:
   Residential                                                                                        $  8,872        $ 11,490
   Commercial                                                                                           31,799          25,722
   Consumer                                                                                              1,647           1,182
FORECLOSED PROPERTIES:
   Residential and Consumer                                                                              2,375           2,698
   Commercial                                                                                            1,743           2,210
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                                                           $ 46,436        $ 43,302
------------------------------------------------------------------------------------------------------------------------------------

A summary of the activity in the allowance for loan losses follows:

                                                                                                        FOR THE SIX MONTHS ENDED
                                                                                                       JUNE 30,        JUNE 30,
(Dollars in thousands)                                                                                   2000           1999
------------------------------------------------------------------------------------------------------------------------------------

Balance at beginning of period                                                                        $ 72,658        $ 65,201
CHARGE-OFFS:
   Residential real estate                                                                                (857)         (1,366)
   Consumer                                                                                             (1,248)           (759)
   Commercial                                                                                           (1,917)           (774)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (4,022)         (2,899)
RECOVERIES:
   Residential real estate                                                                                 175             474
   Consumer                                                                                                136             684
   Commercial                                                                                              873             121
------------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                                         (2,838)         (1,620)

Provisions charged to operations                                                                         5,400           4,433
Purchase acquisition                                                                                    10,979              --
Pooling adjustment                                                                                          --           3,647
Balance at end of period                                                                              $ 86,199        $ 71,661
------------------------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average loans outstanding                                                     0.05%           0.03%
------------------------------------------------------------------------------------------------------------------------------------


                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Net charge-offs increased for the current year six month period when compared to the same period in 1999 due primarily to an increase in commercial loan net charge-offs for the current period. Provision for loan losses expense for the current year period increased compared to the previous year same period primarily due to an increase in nonaccrual loans. Management believes that the allowance for loan losses at June 30, 2000 is adequate to cover expected losses in the portfolio.

ASSET/LIABILITY MANAGEMENT

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

Simulation analysis incorporates assumptions about balance sheet changes such as asset and liability growth, loan and deposit pricing and changes due to the mix of assets and liabilities. Key assumptions relate to the behavior of interest rates and spreads, fluctuations in product balances, prepayment speeds and decay rates on deposits. From such simulations, interest-rate risk is quantified and appropriate strategies are formulated and implemented.

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

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following table summarizes the estimated market value of Webster's interest-sensitive assets and interest-sensitive liabilities at June 30, 2000 and December 31, 1999, and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.



                                                       Book              Market              Estimated Market Value Impact
(Dollars in thousands)                                Value                Value               -100 BP              +100 BP
------------------------------------------------------------------------------------------------------------------------------
 JUNE 30, 2000

 Interest Sensitive Assets:
            Trading                               $    77,633      $      77,633          $      (368)        $     (262)
            Non-trading                             9,937,338          9,815,566              241,897           (269,514)
 Interest Sensitive Liabilities                    10,028,563          9,855,625             (160,546)           145,628

            Net Impact                                                                         80,983           (124,148)
            Net Impact as % of interest
               sensitive assets                                                                   0.8%              (1.3)%

DECEMBER 31, 1999

 Interest Sensitive Assets:
            Trading                               $    50,854      $      50,854          $       181         $     (479)
            Non-trading                             8,780,473          8,695,323              223,137           (256,650)
 Interest Sensitive Liabilities                     9,219,951          8,838,371             (139,222)           129,373

            Net Impact                                                                         84,096           (127,756)
            Net Impact as % of interest
               sensitive assets                                                                   1.0%              (1.5)%
------------------------------------------------------------------------------------------------------------------------------



The tables above exclude interest-earning assets that are not directly impacted by changes in interest rates. These assets include equity securities of $194.5 million at June 30, 2000 and $201.4 million at December 31, 1999 and nonaccrual loans of $42.3 million at June 30, 2000 and $38.4 million at December 31, 1999 (see "Asset Quality" within the MD&A). Values for mortgage servicing rights have been included in the tables above as movements in interest rates affect the valuation of the servicing rights. Equity securities and nonaccrual assets not included in the above tables are, however, subject to fluctuations in market value based on other risks. The equity securities at June 30, 2000 and December 31, 1999 include $125.3 million and $103.9 million, respectively, of FHLB stock which is insensitive to market fluctuations.

Interest-sensitive assets, net of interest-sensitive liabilities, when impacted by a minus 100 basis point rate change, result in a favorable $81.0 million change in net market values for June 30, 2000 compared to a favorable $84.1 million net market value change at December 31, 1999. These changes represent 0.8% of interest-sensitive assets at June 30, 2000 and 1.0% of interest-rate sensitive assets at December 31, 1999. A plus 100 basis point rate change results in an unfavorable $124.1 million or 1.3% change at June 30, 2000 compared to an unfavorable $127.8 million or 1.5% change in December 31, 1999.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Based on Webster's asset/liability mix at June 30, 2000, management estimates that an instantaneous 100 basis point increase in interest rates would decrease net interest income over the next twelve months by approximately 3.4%. An instantaneous 100 basis point decline in interest rates would increase net interest income by approximately 2.5%. These estimates assume that management takes no action to mitigate any negative effects from changing interest rates.

The market values and net interest income estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest-rate risk position at June 30, 2000, represents a reasonable level of risk.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain minimum levels of liquid assets as defined by regulations adopted by the OTS. This requirement, which may be varied by the OTS, is based upon a percentage of net withdrawable deposits and short-term borrowings. The required liquidity ratio is currently 4.00% and the Bank's liquidity ratio at June 30, 2000 exceeded the requirement. Webster Bank also is required by regulation to maintain sufficient liquidity to ensure safe and sound operations. Adequate liquidity as assessed by the OTS may vary from institution to institution depending on such factors as the institution's overall asset/liability structure, market conditions, competition and the nature of the institution's deposit and loan customers. The OTS considers both an institution's liquidity ratio as well as safety and soundness issues in assessing whether an institution has sufficient liquidity.

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

Webster is a member of the Federal Home Loan Bank ("FHLB") system and has additional borrowing capacity from the FHLB of $1.3 billion at June 30, 2000. At that date, the Bank had FHLB advances outstanding of $2.3 billion compared to $1.7 billion at December 31, 1999.

Webster's main sources of liquidity at the holding company level are dividends from the Bank, investment income and net proceeds from capital offerings and borrowings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster's common stock, and the payment of interest on borrowings and capital securities. Senior notes held by Webster with a book value of $40.0 million matured on June 30, 2000. Repayment of the senior notes came from general operating funds. There are certain restrictions on the payment of dividends by the Bank to Webster. Webster also maintains $120.0 million in revolving lines of credit with correspondent banks.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

During the second quarter of 2000, Webster repurchased a total of 1,466,080 shares of its common stock under previously announced repurchase programs. The total cost of the repurchased shares was $32.0 million with an average per share cost of approximately $21.80. The repurchased stock was specifically related to the purchase acquisition of Mechanics that closed during June. See Note 2.

Applicable OTS regulations require the Bank, as a federal savings bank, to satisfy certain minimum capital requirements, including a leverage capital requirement and risk-based capital requirements. As an OTS regulated savings institution, the Bank is also subject to a minimum tangible capital requirement. At June 30, 2000, the Bank was in full compliance with all applicable capital requirements.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999.

GENERAL

Net income for the three month period ended June 30, 2000, was $28.1 million or $.66 per diluted share compared to $25.4 million or $.56 per diluted share for the same period ended June 30, 1999. Net income for the six month period ended June 30, 2000 was $54.9 million or $1.26 per diluted share compared to $49.3 million or $1.10 per diluted share for the previous year period. In general, higher net income for the current three and six month periods was the result of higher net interest income and noninterest income partially offset by increased operating expenses for the current year periods. More specifically, these increases are primarily a result of the business combinations completed during the last 18 months. Information concerning business combinations is contained within "Note 2 - Acquisitions" and in the 1999 Annual Report to Shareholders within "Management's Discussion and Analysis of Financial Condition & Results of Operations" section and Incorporated herein by reference.

NET INTEREST INCOME

Net interest income for the three and six month periods ended June 30, 2000, amounted to $79.0 million and $155.3 million, respectively, compared to $76.4 million and $149.1 million for the respective periods in 1999. Total interest income for the current year three and six month periods compared to the same periods in 1999 increased $15.1 million and $24.8 million, respectively, while increases in total interest expense of $12.5 million and $18.6 million, respectively, partially offset the increases in total interest income. Net interest rate spread for the three and six month periods ended June 30, 2000 was 3.18% and 3.14%, respectively, as compared to 3.23% and 3.16% for the same periods in the previous year.

INTEREST INCOME

Total interest income for the three and six month periods ended June 30, 2000 was $174.9 million and $344.6 million, respectively, compared to $159.8 million and $319.8 million in the previous year. The increases in total interest income for the current year periods are due to both an increase in average interest-earning assets and higher yields. When the three month periods ended June 30, 2000 and 1999 are compared, average loans increased $465.3 million and the yield increased 33 basis points over the prior year same period. Investment securities average funds decreased $141.9 million for the current year three month period, however the yield increased 16 basis points over the prior year period. When the six month periods ended June 30, 2000 and 1999 are compared, interest-earning assets increased $265.1 million and the yield increased 23 basis points for the current year period. The increase in average assets and yield for the current year six month period was primarily attributable to an increase in average loans of $483.9 million and an increased yield of 22 basis points for the current year period. Average investment securities decreased during the current year six month period, however an increased yield kept interest income consistent as compared to the previous year same period.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

INTEREST EXPENSE

Total interest expense for the three and six month periods ended June 30, 2000, was $95.9 million and $189.3 million, respectively, compared to $83.4 million and $170.7 million for the previous year periods. The rate paid on interest-bearing liabilities for the three and six months periods ended June 30, 2000 was 4.14% and 4.13% respectively, as compared to 3.79% and 3.88%, respectively, for the same periods one year earlier. The increase in total interest expense for the current three and six month periods as compared to one year earlier, is primarily due to a higher volume of average interest-bearing liabilities of $515.2 million and $396.3 million, respectively, and higher costs on borrowings for the current year periods.

The higher costs on borrowings for the current periods are primarily the result of higher yields on FHLB advances that increased approximately 86 and 71 basis points for the current year three and six month periods, respectively, and the cost on repurchase agreements that increased approximately 116 and 93 basis points for the current year three and six month periods, respectively. The increase in borrowing costs reflect a rising wholesale borrowing cost environment for the current year.

The following table shows the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned and paid by Webster.


                                                                           THREE MONTHS ENDED JUNE 30,
(Dollars in thousands)                                                2000                                 1999
----------------------------------------------------------------------------------------------------------------------------
                                                        AVERAGE                  AVERAGE      AVERAGE                AVERAGE
                                                        BALANCE      INTEREST     YIELD       BALANCE     INTEREST    YIELD
                                                        -------      --------    -------      -------     --------   -------
ASSETS
INTEREST-EARNING ASSETS:
Loans                                               $ 6,206,383     $120,652      7.79%      $5,741,107   $ 106,752     7.46%
Securities                                            3,234,130       54,294      6.46(a)     3,376,054      53,061     6.30(a)
                                                    -----------     --------      ----       ----------   ---------     ----
     TOTAL INTEREST-EARNING ASSETS                    9,440,513      174,946      7.32        9,117,161     159,813     7.02
                                                                    --------                              ---------
Noninterest-earning assets                              748,840                                 591,485
                                                    -----------                              ----------
     TOTAL ASSETS                                   $10,189,353                              $9,708,646
                                                    ===========                              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits                                            $ 6,439,303       52,087      3.24%      $6,267,564     50,853      3.25%
Borrowings                                            2,875,471       43,828      6.11        2,532,009     32,519      5.15
                                                    -----------     --------      ----       ----------   --------      ----
     TOTAL INTEREST-BEARING LIABILITIES               9,314,774       95,915      4.14        8,799,573     83,372      3.79
                                                                    --------                              --------
Noninterest-bearing liabilities                          74,523                                107,982
                                                    -----------                             ----------
     TOTAL LIABILITIES                                9,389,297                              8,907,555
Capital securities and preferred stock of
  subsidiary corporation                                199,577                                199,577
SHAREHOLDERS' EQUITY                                    600,479                                601,514
                                                    -----------                             ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $10,189,353                             $9,708,646
                                                    ===========                              =========

NET INTEREST INCOME                                                 $ 79,031                              $ 76,441
                                                                    ========                              ========
INTEREST-RATE SPREAD                                                              3.18%                                 3.23%
                                                                                  ====                                  ====
NET YIELD ON AVERAGE INTEREST-EARNING ASSETS                                      3.29%                                 3.36%
                                                                                  ====                                  ====



(a) For purposes of this computation, unrealized gains (losses) are excluded from the average rate calculations.

--------------------------------------------------------------------------------

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------



                                                                              SIX MONTHS ENDED JUNE 30,
(Dollars in thousands)                                                2000                                 1999
----------------------------------------------------------------------------------------------------------------------------
                                                        AVERAGE                  AVERAGE      AVERAGE                AVERAGE
                                                        BALANCE      INTEREST     YIELD       BALANCE     INTEREST    YIELD
                                                        -------      --------    -------      -------     --------   -------
ASSETS
INTEREST-EARNING ASSETS:
Loans                                               $ 6,142,498     $237,133      7.74%     $ 5,658,585   $ 211,044   7.52
Securities                                            3,233,577      107,456      6.40(a)     3,452,349     108,795   6.32(a)
                                                    -----------     --------      ----      -----------   ---------   ----
     TOTAL INTEREST-EARNING ASSETS                    9,376,075      344,589      7.27        9,110,934     319,839   7.04
                                                                    --------                              ---------
Noninterest-earning assets                              715,871                                 613,343
                                                    -----------                             -----------
     TOTAL ASSETS                                   $10,091,946                             $ 9,724,277
                                                    ===========                             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits                                            $ 6,290,832     $102,069      3.26%     $ 6,228,011     103,661   3.36%
Borrowings                                            2,929,872       87,217      5.99        2,596,367      67,051   5.21
                                                    -----------     --------      ----      -----------   ---------   ----
     TOTAL INTEREST-BEARING LIABILITIES               9,220,704      189,286      4.13        8,824,378     170,712   3.88
                                                                    --------                              ---------
Noninterest-bearing liabilities                          69,443                                  95,151
                                                    -----------                             -----------
     TOTAL LIABILITIES                                9,290,147                               8,919,529
Capital securities and preferred stock of
  subsidiary corporation                                199,577                                 199,577

SHAREHOLDERS' EQUITY                                    602,222                                 605,171
                                                    -----------                             -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $10,091,946                             $ 9,724,277
                                                    ===========                             ===========

NET INTEREST INCOME                                                 $155,303                              $ 149,127
                                                                    ========                              =========
INTEREST-RATE SPREAD                                                              3.14%                               3.16%
                                                                                  ====                                ====
NET YIELD ON AVERAGE INTEREST-EARNING ASSETS                                      3.26%                               3.30%
                                                                                  ====                                ====



(a) For purposes of this computation, unrealized gains (losses) are excluded from the average rate calculations.

--------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES

The provision for loan losses was $3.2 million and $5.4 million, respectively, for the three and six month periods ended June 30, 2000 compared to $2.3 million and $4.4 million for the respective periods in 1999. The increase for 2000 is attributable to the increase in gross loans and a shift within the loan portfolio to a higher concentration of commercial loans. At June 30, 2000 the allowance for loan losses totaled $86.2 million and represented 203.69% of nonaccrual loans as compared to $72.7 million and 190.69% respectively, at December 31, 1999. At June 30, 2000 and December 31, 1999, the allowance for loan losses represented 1.25% and 1.19% of gross outstanding loans, respectively.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

NONINTEREST INCOME

Total noninterest income for the three and six month periods ended June 30, 2000 totaled $30.7 million and $58.2 million, respectively, compared to $22.6 million and $44.1 million for the same respective periods in 1999. When the three month periods are compared, increased income for the current period of $8.l million is primarily due to an increase of $2.4 million in fees and service charges, $3.1 million in trust and investment services and $2.0 million in insurance commissions. When the six month periods are compared, increased income for the current period of $14.1 million is primarily due to an increase of $4.6 million in fees and service charges, $5.4 million in trust and investment services, $2.0 million on gain on sale of securities and a $3.6 million increase in insurance commissions. The increases are due primarily to an increase in the customer base and fees generated from expanded insurance and trust and investments services sales and product offerings and as a result of the business combinations referred to in "Note 2- Acquisitions".

NONINTEREST EXPENSES

Total noninterest expenses for the three and six month periods ended June 30, 2000 totaled $64.6 million and $126.2 million, respectively, compared to $58.3 million and $113.9 million, respectively, for the same periods in 1999. The increases in noninterest expenses for the current year periods reflects additional expenses related to the purchase acquisitions of Mechanics, Chase branches and Follis during the current year second quarter period, as well as the purchase acquisitions of Village Bancorp, Inc. and the Maritime Bank and Trust Company during the previous year second quarter period. Increased costs for salaries and benefits, furniture and equipment and intangible amortization expense were offset by lower professional services costs for the current year periods.

INCOME TAXES

Total income tax expense for the three and six month periods ended June 30, 2000 were $13.8 million and $27.1 million, respectively, as compared to $13.1 million and $25.6 million, respectively, for the same periods in 1999. Tax expenses for the current year periods are higher than the corresponding 1999 periods due to a higher level of income before income taxes partially offset by lower effective tax rates. During the first quarter of 1999, Webster formed a Connecticut Passive Investment Company ("PIC"). PICs are exempt from state income taxation in Connecticut, and the dividends paid from a PIC to a related financial institution are also exempt from inclusion in Connecticut taxable income. Webster Bank qualifies as a financial institution under the Connecticut statute. The exemption is effective for tax years beginning on or after January 1, 1999.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from management expectations, projections and estimates. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of Webster's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting Webster's operations, markets, products, services and prices. Some of these and other factors are discussed in Webster's annual and quarterly reports previously filed with the Securities and Exchange Commission. Such developments could have an adverse impact on Webster's financial position and results of operations.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings - Not Applicable.

Item 2     Changes in Securities and Use of Proceeds

           (a)  Not applicable.

           (b)  Not applicable.

           (c) On April 26, 2000, in exchange for an aggregate of 100 shares of Follis, Wylie & Lane, Inc. common stock, Webster issued 5,000 shares of Webster's common stock and paid an aggregate of $2,050,000 in cash pursuant to the Stock Purchase Agreement, dated as of April 3, 2000, by and among Damman Associates, Inc., a direct subsidiary of Webster, Follis, Wylie & Lane, Inc., and Stephen Lane. The offer and sale of the stock satisfied the requirements of Section (4)(2) of the Securities Act of 1933, as amended (the "Securities Act") (transactions by an issuer not involving a public offering).

Item 3     Defaults upon Senior Securities - Not Applicable

Item 4     Submission of Matters to a Vote of Security Holders

           (a)  The Annual Meeting of Shareholders was held on April 27, 2000.

           (b) The following individuals were elected as directors at the annual meeting: O. Joseph Bizzozero, Jr. was re-elected for a two-year term; former directors, Robert A. Finkenzeller, John F. McCarthy, and Sister Marguerite Waite, C.S.J. were re-elected for three year terms; and Michael G. Morris was elected for a three-year term. Continuing directors include: Richard H. Alden, Achille A. Apicella, Joel S. Becker, George T. Carpenter, John
                J. Crawford, Harry P. DiAdamo, Jr., P. Anthony Giorgio, C. Michael Jacobi, and James C. Smith.

           (c) The following matters were voted upon and approved by the Registrant's shareholders at the 2000 Annual Meeting of Shareholders on April 27, 2000: (i) the election of five directors, four to serve for three-year terms and one to serve for a two-year term (Proposal 1); (ii) an amendment of the Webster 1992 Stock Option Plan (Proposal 2); (iii) the approval and adoption of the Webster Employee Stock Purchase Plan (Proposal 3); and (iv) the ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2000 (Proposal 4).

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                  As to Proposal 1, O. Joseph Bizzozero, Jr. received 34,456,719 votes for election and 796,293 votes were withheld; Robert A. Finkenzeller received 34,463,526 votes for election and 789,485 votes were withheld; John F. McCarthy received 34,410,724 votes for election and 842,287 votes were withheld; Michael G. Morris received 34,441,309 votes for election and 811,703 votes were withheld; and Sister Marguerite Waite, C.S.J. received 34,314,886 votes for election and 938,125 votes were withheld. There were no abstentions or broker non-votes for any of the nominees. As to Proposal 2, shareholders cast 31,790,961 votes for, 2,964,383 against, 485,988 abstentions and 11,689 broker non-votes. As to Proposal 3, shareholders cast 33,356,835 votes for, 1,464,172 against, 431,991 abstentions and 23 broker non-votes. As to Proposal 4, shareholders cast 34,898,122 votes for, 177,141 against, 177,737 abstentions and 21 broker non-votes.

Item 5     Other Information - Not Applicable

Item 6     Exhibits and Reports on Form 8-K

           (a)  Exhibits

                3 Bylaws, as amended (incorporated by reference to Exhibit 3 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission ("SEC") on July 25, 2000.

                27  Financial Data Schedule

           (b)  Reports on Form 8-K

                    Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2000 (announcing Webster's acquisition of MECH Financial, Inc).

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WEBSTER FINANCIAL CORPORATION
                                            -----------------------------

                                                   Registrant

Date: August 11, 2000   By: /s/ Peter J. Swiatek
---------------------       ----------------------------------------------------
                                Peter J. Swiatek
                                Controller and Acting Principal Financial Officer and Acting Principal Accounting Officer

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


                                  EXHIBIT INDEX

         Exhibit  No.      Description
         ------------      -----------

             3             Bylaws of Webster Financial Corporation, as amended

             27            Financial Data Tables.