Form 10-Q
period 2000-09-30
WEBSTER FINANCIAL CORP
filed 2000-11-09
CIK 801337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ending                    SEPTEMBER 30, 2000
                      ----------------------------------------------------------
                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ______________________

Commission File Number:                        0-15213
                       ---------------------------------------------------------


                          WEBSTER FINANCIAL CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                06-1187536
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

Webster  Plaza, Waterbury, Connecticut                    06702
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)



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

[X]  Yes                                                                 [_]  No

      Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock (par value $ .01)                    48,908,967 Shares
------------------------------        ------------------------------------------
           Class                      Issued and Outstanding at October 31, 2000

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


                                                       INDEX

                                                                                                                   PAGE NO.
                                                                                                                   --------
PART I - INTERIM FINANCIAL INFORMATION:
   Consolidated Statements of Condition at September 30, 2000 (unaudited) and December 31, 1999 (audited)               3

   Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2000                 4
     and 1999

   Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended
     September 30, 2000 and 1999                                                                                        5

   Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2000 and
     1999                                                                                                               6

   Notes to Consolidated Financial Statements                                                                           8

   Management's Discussion and Analysis of Financial Condition and Results of Operations                               17

   Quantitative and Qualitative Disclosures about Market Risk                                                          21

   Forward Looking Statements                                                                                          27


PART II - OTHER INFORMATION:

          Item 1.    Legal Proceedings                                                                                 28

          Item 2.    Changes in Securities and Use of Proceeds                                                         28

          Item 3.    Defaults upon Senior Securities                                                                   28

          Item 4.    Submission of Matters to a Vote of Security Holders                                               28

          Item 5.    Other Information                                                                                 28

          Item 6.    Exhibits and Reports on Form 8-K                                                                  28


   SIGNATURES                                                                                                          29

   EXHIBIT INDEX                                                                                                       30

   EXHIBIT                                                                                                             31

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)
-----------------------------------------------------------------------------------------------------------------------
                                                                                      (UNAUDITED)            (AUDITED)
                                                                                     SEPTEMBER 30,          DECEMBER 31,
                                                                                          2000                  1999
                                                                                     -------------         -------------
ASSETS:
Cash and due from depository institutions                                           $     232,294         $     245,783
Interest-bearing deposits                                                                  10,240                37,838
Securities: (note 3)
   Trading, at fair value                                                                      --                50,854
   Available for sale, at fair value                                                    3,060,994             2,700,585
   Held to maturity, (fair value: $258,503 in 2000;
     $300,282 in 1999)                                                                    275,006               315,462
Loans receivable:
   Residential loans                                                                    4,215,112             3,898,943
   Commercial real estate loans                                                           893,622               741,168
   Commercial and industrial loans                                                      1,158,338               915,035
   Home equity loans                                                                      584,747               492,684
   Other consumer loans                                                                    97,863                47,064
   Allowance for loan losses                                                              (88,917)              (72,658)
                                                                                    -------------         -------------
Loans receivable, net                                                                   6,860,765             6,022,236

Accrued interest receivable                                                                71,781                58,918
Premises and equipment, net                                                               104,803               103,403
Foreclosed properties, net                                                                  3,389                 4,909
Intangible assets                                                                         312,525               138,829
Cash surrender value of life insurance                                                    171,973               148,252
Prepaid expenses and other assets                                                         152,780               104,675
                                                                                    -------------         -------------
   TOTAL ASSETS                                                                     $  11,256,550         $   9,931,744
                                                                                    =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Checking and NOW                                                                 $   1,565,898         $   1,375,692
   Savings and MMDAs                                                                    1,967,585             1,719,562
   Certificates of deposit                                                              3,497,420             3,095,837
                                                                                    -------------         -------------
Total deposits                                                                          7,030,903             6,191,091

Federal Home Loan Bank advances                                                         2,066,398             1,714,441
Securities sold under agreements to repurchase and other borrowings (note 4)            1,019,305             1,074,004
Advance payments by borrowers for taxes and insurance                                      22,923                41,605
Accrued expenses and other liabilities (note 5)                                            89,462                75,359
                                                                                    -------------         -------------
   TOTAL LIABILITIES                                                                   10,228,991             9,096,500
                                                                                    -------------         -------------

Corporation-obligated mandatorily redeemable capital
  securities of subsidiary trusts holding solely junior subordinated
   debentures of the corporation (note 10)                                                150,000               150,000
Preferred stock of subsidiary corporation                                                  49,577                49,577

SHAREHOLDERS' EQUITY: (note 6)

Common stock, $.01 par value:
   Authorized - 200,000,000 shares
   Issued -49,425,444 shares at September 30, 2000 and
           45,243,770 shares at December 31, 1999                                             494                   452
Paid-in capital                                                                           415,016               301,336
Retained earnings                                                                         466,101               400,413
Unearned compensation                                                                        (843)                   --
Less treasury stock at cost, 563,417 shares at September 30, 2000
  and 140,000 shares at December 31, 1999                                                 (13,362)               (3,274)
Less Employee Stock Ownership Plan shares purchased with debt                                (641)               (1,127)
Accumulated other comprehensive loss                                                      (38,783)              (62,133)
                                                                                    -------------         -------------
TOTAL SHAREHOLDERS' EQUITY                                                                827,982               635,667
                                                                                    -------------         -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $  11,256,550         $   9,931,744
                                                                                    =============         =============

See accompanying notes to consolidated financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                                             ------------------------        -----------------------
                                                                               2000           1999             2000           1999
                                                                             --------       ---------        --------       --------
INTEREST INCOME:
Loans                                                                        $139,867        $110,640        $377,000       $321,684
Securities and interest-bearing deposits                                       57,733          51,539         165,189        160,334
                                                                             --------        --------        --------       --------
   Total interest income                                                      197,600         162,179         542,189        482,018
                                                                             --------        --------        --------       --------

INTEREST EXPENSE:
Deposits                                                                       60,376          49,548         162,445        153,209
Borrowings                                                                     51,414          34,783         138,631        101,834
                                                                             --------        --------        --------       --------
   Total interest expense                                                     111,790          84,331         301,076        255,043
                                                                             --------        --------        --------       --------

NET INTEREST INCOME                                                            85,810          77,848         241,113        226,975
Provision for loan losses                                                       3,200           2,245           8,600          6,678
                                                                             --------        --------        --------       --------
Net interest income after provision for loan losses                            82,610          75,603         232,513        220,297
                                                                             --------        --------        --------       --------

NONINTEREST INCOME:
Fees and service charges                                                       15,987          13,529          42,748         35,645
Trust and investment services                                                   4,837           3,309          13,566          6,674
Insurance commissions                                                           3,685           1,692          10,909          5,360
Gain on sale of loans and loan servicing, net                                   2,560           1,006           3,503          4,104
Gain (loss) on sale of securities, net                                          1,871          (1,505)          7,829          2,413
Increase in cash surrender value of life insurance                              2,271           2,181           6,233          5,910
Other noninterest income                                                        1,958           1,691           6,629          5,943
                                                                             --------        --------        --------       --------
   Total noninterest income                                                    33,169          21,903          91,417         66,049
                                                                             --------        --------        --------       --------

NONINTEREST EXPENSES:
Compensation and benefits expense                                              31,235          27,796          90,751         78,030
Occupancy expense                                                               6,573           5,005          17,651         15,255
Furniture and equipment expense                                                 6,090           5,543          18,830         16,051
Intangible amortization expense                                                 6,907           3,959          15,065          9,804
Marketing expense                                                               1,778           2,263           6,577          6,966
Professional services expense                                                   1,688           1,757           5,171          7,027
Capital securities expense (note 10)                                            3,477           3,661          10,708         10,984
Dividends on preferred stock of subsidiary corporation                          1,037           1,038           3,113          3,113
Other operating expenses (note 5)                                               9,816           8,114          26,888         25,824
                                                                             --------        --------        --------       --------
   Total noninterest expenses                                                  68,601          59,136         194,754        173,054
                                                                             --------        --------        --------       --------

Income before income taxes                                                     47,178          38,370         129,176        113,292
Income taxes (note 8)                                                          15,595          11,973          42,675         37,572
                                                                             --------        --------        --------       --------

NET INCOME                                                                   $ 31,583        $ 26,397        $ 86,501       $ 75,720
                                                                             ========        ========        ========       ========

NET INCOME PER COMMON SHARE: (note 9)
   Basic                                                                     $   0.65       $    0.58        $   1.92       $   1.71
   Diluted                                                                   $   0.64       $    0.57        $   1.90       $   1.67

Dividends declared per common share                                          $   0.16       $    0.12        $   0.46       $   0.35



See accompanying notes to consolidated financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            THREE MONTHS ENDED
                                                                                                               SEPTEMBER 30,
                                                                                                         -------------------------
                                                                                                          2000               1999
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                              $  31,583          $ 26,397

Other comprehensive income (loss), net of tax:
   Unrealized  net holding gain (loss) on securities  available for sale arising during the period (net of income tax effect of $17,502
   and  $(9,127) for 2000 and 1999, respectively)                                                          26,390           (13,394)

Reclassification adjustment for net (gain) loss included in
   net income (net of income tax effect of $881
   and $(210) for 2000 and 1999, respectively)                                                             (1,328)              307
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                                          25,062           (13,087)
------------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                                                    $  56,645          $ 13,310
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             NINE MONTHS ENDED
                                                                                                               SEPTEMBER 30,
                                                                                                          ------------------------
                                                                                                           2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                              $  86,501          $ 75,720

Other comprehensive income (loss), net of tax:
   Unrealized  net holding gain (loss) on securities
   available for sale arising during the period
   (net of income tax effect of $19,194 and $(41,038)
   for 2000 and 1999, respectively)                                                                        28,940           (60,227)

Reclassification adjustment for net gain included in
   net income (net of income tax effect of $3,708
   and $1,341 for 2000 and 1999, respectively)                                                             (5,590)           (1,969)
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                                          23,350           (62,196)
------------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                                                    $ 109,851          $ 13,524
------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            ---------------------------------
(In thousands)                                                                                    2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                   $     86,501       $     75,720
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                      8,600              6,678
     Provision for depreciation on premises and equipment                                          13,868             10,177
     Provision for foreclosures property losses                                                        --                100
     Amortization of securities premiums, net                                                         657              2,568
     Amortization of loan premiums, net                                                               102              1,653
     Amortization of intangible assets                                                             15,065              9,804
     Amortization of hedging costs, net                                                             2,995              3,516
     Amortization of mortgage servicing rights                                                      1,378              1,200
     Gains on sale of foreclosed properties, net                                                     (805)              (545)
     Gains on sale of securities, net                                                              (9,298)            (3,117)
     Gains on the sale of loans and servicing, net                                                 (3,503)            (4,104)
     Losses on trading securities, net                                                              1,469                704
     Decrease in trading securities                                                                 4,928             27,290
     Loans originated for sale                                                                   (128,259)          (168,287)
     Proceeds from sale of loans, originated for sale                                             123,745            170,911
     Increase in interest receivable                                                               (6,871)            (1,409)
     Increase in prepaid expenses and other assets, net                                           (10,614)            (6,874)
     Increase (decrease) in interest payable                                                        2,580            (10,708)
     (Decrease) increase in accrued expenses and other liabilities, net                           (12,609)            13,225
     Increase in cash surrender value of life insurance                                            (5,618)            (5,668)
------------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                     84,311            122,834
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Purchases of securities, available for sale                                                 (2,111,635)          (792,742)
   Purchases of securities, held to maturity                                                           --             (1,283)
   Principal collected on investments                                                             236,371            562,664
   Maturities of securities                                                                       980,179            370,095
   Proceeds from sale of securities, available for sale                                           867,683            318,315
   Proceeds from sale of securities, held to maturity                                                  --             15,458
   Decrease (increase) in interest-bearing deposits, net                                           39,598             (7,796)
   Increase in loans, net                                                                        (135,148)          (194,123)
   Proceeds from sale of foreclosed properties                                                      7,574              6,202
   Purchases of premises and equipment, net                                                       (10,398)           (11,646)
   Net cash received through purchase acquisitions                                                230,847             16,706
------------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by investing activities                                                    105,071            281,850
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Decrease in deposits, net                                                                      (29,101)          (423,042)
   Repayment of FHLB advances                                                                  (3,133,215)        (2,495,690)
   Proceeds from FHLB advances                                                                  3,158,268          2,354,854
   Repayment of securities sold under agreement to repurchase and other borrowings            (22,396,266)       (33,138,668)
   Proceeds from securities sold under agreement to repurchase and other borrowings            22,341,327         33,381,196
   Cash dividends to common shareholders                                                          (20,813)           (15,503)
   Decrease in advance payments for taxes and insurance, net                                      (25,485)           (12,227)
   Exercise of stock options                                                                       12,259              7,583
   Common stock repurchased                                                                      (109,845)           (69,392)
------------------------------------------------------------------------------------------------------------------------------------
     Net cash used by financing activities                                                       (202,871)          (410,889)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                             ---------------------------------
(In thousands)                                                                                  2000                  1999
------------------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                           (13,489)               (6,205)
Cash and cash equivalents at beginning of period                                                245,783               213,142
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                  $   232,294             $ 206,937
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:
Income taxes paid                                                                           $    33,508             $  25,862
Interest paid                                                                                   300,897               263,372

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING, INVESTING AND
  FINANCING ACTIVITIES:
Transfer of loans to foreclosed properties                                                  $     4,970             $   8,268





Assets acquired and liabilities assumed in purchase business combinations were as follows:

                                                                                            NINE  MONTHS ENDED SEPTEMBER 30,
                                                                                           ----------------------------------
(In thousands)                                                                                 2000                    1999
------------------------------------------------------------------------------------------------------------------------------------
Fair value of noncash assets acquired in purchase acquisitions                              $ 1,008,102             $ 354,666
Fair value of liabilities assumed in purchase acquisitions                                    1,228,214               294,340
Common stock issued in purchase business combination                                            199,425                77,032
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

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

BUSINESS

Webster Financial Corporation ("Webster" or the "Company"), through its subsidiaries, Webster Bank ("the Bank") and Damman Associates Inc. ("Damman"), delivers financial services to individuals, families and businesses primarily in Connecticut. Webster provides business and consumer banking, mortgage, insurance, trust and investment services through more than 120 banking offices, 200 ATMs and the internet (www.websterbank.com). Webster's online mortgage subsidiary at www.nowlending.com on the Worldwide Web originates low-cost mortgages across the United States. Webster Bank was founded in 1935 and converted from a federal mutual to a federal stock institution in 1986.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The Consolidated Financial Statements include the accounts of Webster and its subsidiaries. The Consolidated Financial Statements and notes hereto have been restated to include the accounts of New England Community Bancorp., Inc. ("NECB") acquired on December 1, 1999, as though this pooling of interests acquisition had occurred at the beginning of the earliest period presented. All share data has been restated for stock dividends and stock splits. The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results which may be expected for the year as a whole.

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

NOTE 2 - ACQUISITIONS


PURCHASE TRANSACTIONS COMPLETED DURING THIRD QUARTER

THE FLEETBOSTON BRANCH ACQUISITION

In November 1999, Webster announced a definitive agreement with FleetBoston Financial to purchase four Connecticut branches that were being divested as a result of the Fleet-BankBoston merger. The branches had approximately $163 million in deposit balances at the time of closing and are located in Brookfield, Guilford, Meriden, and Thomaston. The transaction included the purchase of deposits and loans for individual and small business customers associated with these branches. Webster closed the transaction during the third quarter of 2000.

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

A summary of securities follows:

(In thousands)                                    September 30, 2000                              December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                  Gross Unrealized                                  Gross Unrealized
                                    Amortized    ------------------       Fair       Amortized     -------------------      Fair
                                       Cost       Gains      Losses       Value         Cost        Gains     Losses        Value
                                    ----------   -------    --------    ----------   ----------    -------   ---------    ----------
TRADING SECURITIES:
Mortgage-backed securities (a)      $       --   $    --    $     --    $       --   $   50,854(b)  $   --   $      --    $   50,854

AVAILABLE FOR SALE PORTFOLIO:
U.S. Treasury Notes                     12,797        --        (154)       12,643       17,070         18        (233)       16,855
U.S. Government Agency                  85,397        --      (2,339)       83,058       92,733         --      (4,338)       88,395
Municipal bonds and notes               27,282        23        (629)       26,676       27,591          3      (1,463)       26,131
Corporate bonds and notes               73,898        --     (15,904)       57,994       75,068         --      (9,895)       65,173
Equity securities                      187,829     5,206      (5,697)      187,338      201,352      7,684     (11,060)      197,976
Mortgage-backed securities (a)       2,731,179     9,194     (52,690)    2,687,683    2,379,491      6,330     (88,848)    2,296,973
Purchased interest-rate contracts        7,307        --      (1,705)        5,602       10,874         --      (1,792)        9,082
                                    ----------   -------    --------    ----------   ----------    -------   ---------    ----------
                                     3,125,689    14,423     (79,118)    3,060,994    2,804,179     14,035    (117,629)    2,700,585
                                    ----------   -------    --------    ----------   ----------    -------   ---------    ----------

HELD TO MATURITY PORTFOLIO:
U.S. Treasury Notes                      4,792        --         (41)        4,751       10,396         --        (112)       10,284
U.S. Government Agency                      --        --          --            --        1,520         --          (6)        1,514
Municipal bonds and notes               24,063        29        (418)       23,674       24,861         39        (783)       24,117
Corporate bonds and notes              135,416        --     (14,167)      121,249      135,476        405     (12,322)      123,559
Mortgage-backed securities (a)         110,735       410      (2,316)      108,829      143,209        544      (2,945)      140,808
                                    ----------   -------    --------    ----------   ----------    -------   ---------    ----------
                                       275,006       439     (16,942)      258,503      315,462        988     (16,168)      300,282
                                    ----------   -------    --------    ----------   ----------    -------   ---------    ----------

   Total                            $3,400,695   $14,862    $(96,060)   $3,319,497   $3,170,495    $15,023   $(133,797)   $3,051,721
                                    ==========   =======    ========    ==========   ==========    =======   =========    ==========

(a) Mortgage-backed securities, which are guaranteed by FannieMae, Federal Home Loan Mortgage Corporation and Government National Mortgage Association represent participating interests in direct pass through pools of mortgage loans originated and serviced by the issuers of the securities.

(b)  Stated at fair value, including the effect of short futures positions.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At September 30, 2000, short-term borrowings through securities sold under agreements to repurchase totaled $795.3 million. Short-term borrowings through securities sold under agreements to repurchase averaged approximately $765.3 million during the third quarter and the maximum amount outstanding at month-end during the third quarter was $855.2 million. Securities underlying the repurchase transactions held as collateral are primarily U.S. Government agency securities consisting of FannieMae, Government National Mortgage Association ("GNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") securities. Securities sold under agreement to repurchase related to Webster's funding operations are delivered to broker-dealers. Webster also enters into short-term repurchase agreement transactions directly with commercial and municipal customers through its Treasury sales desk.

Information   concerning  short-term  borrowings  under  securities  sold  under agreement to repurchase as of September 30, 2000 is summarized below:

     (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                 WEIGHTED                 WEIGHTED                 BOOK VALUE             MARKET VALUE
      BALANCE AT                 AVERAGE                  AVERAGE                     OF                      OF
       9/30/00                 INTEREST RATE            MATURITY DATE              COLLATERAL              COLLATERAL
       -------                 -------------            -------------              ----------              ----------
      $795,279                     6.40%              less than 1 month             $837,166                $824,257


NOTE 5 - ACQUISITION-RELATED EXPENSES

The following table presents a summary of remaining acquisition-related accrued liabilities for acquisitions that have been completed and accounted for under the pooling of interests method:

(In thousands)                                                                         Derby      People's      Eagle        NECB
------------------------------------------------------------------------------------------------------------------------------------
Balance of acquisition-related accrued liabilities at December 31, 1998               $3,800       $1,600       $1,400       $   --
------------------------------------------------------------------------------------------------------------------------------------
Additions/provisions                                                                      --           --           --        9,500
Payments and charges against the liabilities:
  Compensation (severance and related costs)                                              --           --           --       (3,000)
  Data processing contract termination                                                  (700)          --           --         (400)
  Transaction costs (including investment bankers, attorneys and
   accountants)                                                                           --           --          (50)      (1,300)
  Writedown of fixed assets and facilities costs                                        (100)      (1,100)        (400)        (700)
  Acquisition-related miscellaneous expenses                                              --         (100)        (175)        (800)
------------------------------------------------------------------------------------------------------------------------------------
Balance of acquisition-related accrued liabilities at December 31, 1999               $3,000         $400         $775       $3,300
------------------------------------------------------------------------------------------------------------------------------------
Payments and charges against the liabilities:
  Compensation (severance and related costs)                                              --           --           --           --
  Data processing contract termination                                                  (510)          --           --           --
  Transaction costs (including investment bankers,
   attorneys and accountants)                                                             --           --           --         (193)
  Writedown of fixed assets and facilities costs                                      (1,462)        (145)        (456)        (233)
  Acquisition-related miscellaneous expenses                                              --           --          (22)      (1,161)
------------------------------------------------------------------------------------------------------------------------------------
Balance of acquisition-related accrued liabilities at September 30, 2000              $1,028         $255         $297       $1,713
------------------------------------------------------------------------------------------------------------------------------------

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The remaining total accrued liability balance of $3.3 million at September 30, 2000 represents, for the most part, an accrual for data processing contract termination costs payable over future periods and the estimated loss on sale of excess fixed assets due to consolidation of overlapping branch locations.


NOTE 6 - SHAREHOLDERS' EQUITY

Total equity increased $40.8 million during the third quarter period ended September 30, 2000. The net increase was primarily attributable to net income of $31.6 million, a favorable change of $25.1 million of unrealized gains, net related to the available for sale securities portfolio and $5.2 million from the exercise of stock options. These increases were partially offset by a reduction of $13.2 million for the repurchase of Webster common stock and dividend payments to common shareholders of $7.9 million.

Total equity increased $192.3 million for the nine month period ended September 30, 2000. This increase was primarily due to $86.5 million of net income, $203.4 million related to the MECH Financial, Inc. ("Mechanics") acquisition, stock option exercises of $12.3 million and a favorable $23.4 million change of unrealized gains, net on the available for sale securities portfolio. These increases were partially offset by a reduction of $109.8 million for the repurchase of Webster common stock, $20.8 million for common stock dividend payments and $3.6 million for the retirement of Mechanic's common shares held by Webster.

During the third quarter of 2000, Webster repurchased 558,020 shares of its common stock. The total cost of the repurchased shares was $13.2 million with an average per share cost of approximately $23.73. For the nine months ended September 30, 2000, Webster repurchased 4.9 million shares of its common stock. The cost of the repurchased stock was $109.8 million with an average per share cost of approximately $22.36. The repurchased stock was primarily related to a repurchase program announced in December 1999 for the purchase acquisition of Mechanics that was closed in June 2000.


NOTE 7 - BUSINESS SEGMENTS

Webster has three segments for purposes of business segment reporting. These segments include retail banking, business banking and treasury. The organizational hierarchies that define the business segments are periodically reviewed and revised. Results may be restated when necessary to reflect changes in the organizational structure. The following table presents the statement of operations and total assets for Webster's reportable segments.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Operating income and total assets by business segment are as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                               RETAIL              BUSINESS                                TOTAL
(IN THOUSANDS)                                                 BANKING             BANKING            TREASURY            SEGMENTS
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                          $    67,152         $    14,242         $     4,416         $    85,810
Provision for loan losses                                            572               2,628                  --               3,200
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                               66,580              11,614               4,416              82,610
Noninterest income                                                23,496               2,242               7,431              33,169
Noninterest expense                                               53,840               7,499               2,748              64,087
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                        36,236               6,357               9,099              51,692
Income taxes                                                      11,978               2,101               3,008              17,087
------------------------------------------------------------------------------------------------------------------------------------
Net income after taxes                                       $    24,258         $     4,256         $     6,091         $    34,605
------------------------------------------------------------------------------------------------------------------------------------
Total assets at period end                                   $ 5,695,757         $ 1,648,778         $ 3,912,015         $11,256,550

THREE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                               RETAIL              BUSINESS                                TOTAL
(IN THOUSANDS)                                                 BANKING             BANKING            TREASURY            SEGMENTS
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                          $    68,142         $     9,099         $       607         $    77,848
Provision for loan losses                                          1,309                 936                  --               2,245
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                               66,833               8,163                 607              75,603
Noninterest income                                                18,041               1,932               1,930              21,903
Noninterest expense                                               46,966               5,786               1,685              54,437
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                        37,908               4,309                 852              43,069
Income taxes                                                      11,896               1,245                 298              13,439
------------------------------------------------------------------------------------------------------------------------------------
Net income after taxes                                       $    26,012         $     3,064         $       554         $    29,630
------------------------------------------------------------------------------------------------------------------------------------
Total assets at period end                                   $ 4,799,713         $ 1,037,690         $ 3,970,184         $ 9,807,587

NINE MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                               RETAIL              BUSINESS                                TOTAL
(IN THOUSANDS)                                                 BANKING             BANKING            TREASURY            SEGMENTS
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                          $   191,744         $    36,591         $    12,778         $   241,113
Provision for loan losses                                          1,851               6,749                  --               8,600
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                              189,893              29,842              12,778             232,513
Noninterest income                                                58,137              12,808              20,472              91,417
Noninterest expense                                              146,440              27,522               6,971             180,933
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                       101,590              15,128              26,279             142,997
Income taxes                                                      33,563               5,001               8,677              47,241
------------------------------------------------------------------------------------------------------------------------------------
Net income after taxes                                       $    68,027         $    10,127         $    17,602         $    95,756
------------------------------------------------------------------------------------------------------------------------------------
Total assets at period end                                   $ 5,695,757         $ 1,648,778         $ 3,912,015         $11,256,550








NINE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                               RETAIL              BUSINESS                                TOTAL
(IN THOUSANDS)                                                 BANKING             BANKING            TREASURY            SEGMENTS
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                          $   197,302         $    25,340         $     4,333         $   226,975
Provision for loan losses                                          3,851               2,827                  --               6,678
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                              193,451              22,513               4,333             220,297
Noninterest income                                                50,509               4,410              11,130              66,049
Noninterest expense                                              131,699              17,168              10,090             158,957
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                       112,261               9,755               5,373             127,389
Income taxes                                                      37,014               3,333               1,899              42,246
------------------------------------------------------------------------------------------------------------------------------------
Net income after taxes                                       $    75,247         $     6,422         $     3,474         $    85,143
------------------------------------------------------------------------------------------------------------------------------------
Total assets at period end                                   $ 4,799,713         $ 1,037,690         $ 3,970,184         $ 9,807,587

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The retail banking segment includes investment and insurance services, consumer lending and the Bank's deposit generation and direct banking activities, which include the operation of automated teller machines and telebanking customer support,  sales and small  business  banking.  The retail  banking  segment also includes the Bank's  investment  in  residential  real estate loan  origination, servicing and secondary marketing activities. The business banking segment includes the Bank's investment in commercial and industrial loans and commercial real estate loans. The business banking segment also includes business deposits, cash management activities for business banking and all trust activities. The treasury segment includes the Bank's investment in assets and liabilities managed by Treasury and includes interest-bearing deposits, investment securities, Federal Home Loan Bank advances, repurchase agreements and other borrowings.

During the third quarter of 2000, Webster consolidated its consumer banking and mortgage lending segments and investment and insurance services into one segment called retail banking. The trust function that was previously included within the other segment category was transferred into the business segment.

During the third quarter of 1999, Webster changed its internal funds transfer pricing methodology, which charges or credits for the source or use of funds. This change effected net interest income for all reported segments. As a result of this change in methodology, there was an increase in interest income allocated to treasury and an increase in interest expense allocated to retail banking. The allocations are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised.

Management allocates indirect expenses to its business segments. These expenses include administration, finance, operations and other support related functions. During the third quarter of 1999, as a result of further changes in methodology, Webster reallocated certain noninterest expenses to retail banking from treasury. Net income (loss) after taxes for the segments do not include certain income and expense categories (net of taxes), totaling for the three and nine month periods ended September 30, 2000, $(3.0) million and $(9.3) million, respectively, and for the same respective periods in 1999 $(3.2) million and $(9.4) million, that do not directly relate to segments. The major categories not included in the segments for the three and nine month periods ended September 30, 2000, were (on a before-tax basis) $3.5 million and $10.7 million of capital securities expenses and $1.0 million and $3.1 million of dividend expenses on the preferred stock of subsidiary corporation for each respective period. For the three and nine month periods ended September 30, 1999, the major categories not included in the segments were capital securities expenses of $3.7 million and $11.0 million and $1.0 million and $3.1 million of dividend expenses on the preferred stock of subsidiary corporation for each respective period.

NOTE 8 - INCOME TAXES

Total income tax expense for the three month periods ended September 30, 2000 and 1999 was $15.6 million and $12.0 million, respectively. Total income tax expense for the nine month periods ended September 30, 2000 and 1999 was $42.7 million and $37.6 million, respectively. Tax expense for the current year three and nine month periods is higher than the corresponding prior year periods primarily due to a higher level of income before taxes. During the first quarter of 1999, Webster formed a Connecticut Passive Investment Company ("PIC"). PICs are exempt from state income taxation in Connecticut, and the dividends paid from a PIC to a related financial institution are also exempt from inclusion in Connecticut taxable income. Webster Bank qualifies as a financial institution under the Connecticut statute. The exemption is effective for tax years beginning on or after January 1, 1999.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9 - NET INCOME PER COMMON SHARE

The following tables reconcile the components of basic and diluted earnings per share.

                                                            Three months ended September 30,        Nine months ended September 30,
                                                           ---------------------------------       ---------------------------------
(In thousands, except per share data)                           2000              1999                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Net income                                                     $31,583           $26,397               $86,501           $75,720
------------------------------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding                      48,870            45,191                44,947            44,391
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                       $   .65           $   .58               $  1.92           $  1.71
------------------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE:
Net income                                                     $31,583           $26,397               $86,501           $75,720
------------------------------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding                      48,870            45,191                44,947            44,391
Potential dilutive common stock:
   Options                                                         568               761                   513               890
Total weighted-average diluted shares                           49,438            45,952                45,460            45,281
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                     $   .64           $   .57               $  1.90           $  1.67
------------------------------------------------------------------------------------------------------------------------------------

At September 30, 2000 and 1999, options to purchase 1,132,459 and 720,597 shares of common stock at exercise prices between $24.19 and $35.38 and $26.75 and $35.38, respectively, were not considered in the computation of diluted potential common stock for the quarter periods since the options' exercise prices were greater than the average market price of Webster common stock for the 2000 and 1999 quarter periods of $23.97 and $26.65, respectively.

At September 30, 2000 and 1999, options to purchase 1,166,253 and 698,597 shares of common stock at exercise prices between $22.82 and $35.38 and $28.44 and $35.38, respectively, were also not considered in the computation of diluted potential common stock for the year-to-date periods since the options' exercise prices were greater than the average market price of Webster common stock for the 2000 and 1999 year-to-date periods of $22.71 and $28.35, respectively.


NOTE 10 - CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE CORPORATION

During 1997, Webster formed a statutory business trust, Webster Capital Trust I ("Trust I"), of which Webster owns all of the common stock. Trust I exists for the sole purpose of issuing trust securities and investing the proceeds in an equivalent amount of subordinated debentures of the Corporation. On January 31, 1997, Trust I completed a $100 million underwritten public offering of 9.36% Corporation-Obligated Manditorily Redeemable Capital Securities of Webster Capital Trust I ("capital securities"). The sole asset of Trust I is $100 million of Webster's 9.36% junior subordinated deferrable interest debentures due in 2027 ("subordinated debt securities"), purchased by Trust I on January 30, 1997. On April 1, 1997, Eagle Financial Capital Trust I, subsequently renamed Webster Capital Trust II ("Trust II"), completed a $50 million private placement of 10.00% capital securities. Proceeds from the issue were invested by Trust II in junior subordinated deferrable debentures issued by Eagle due in 2027. These debentures represent the sole assets of Trust II. The subordinated debt securities are unsecured obligations of Webster and are subordinate and junior in right of payment to all present and future senior indebtedness of Webster. Webster has entered into guarantees, which together with Webster's obligations under the subordinated debt securities and the

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

declarations of trust governing Trust I and Trust II, including its obligations to pay costs, expenses, debts and liabilities (other than trust securities), provides a full and unconditional guarantee of amounts on the capital securities. Expense on the securities including amortization of issuance costs, for the three month periods ended September 30, 2000 and 1999, was $3.5 million and $3.7 million, respectively, and for the nine month periods ended September 30, 2000 and 1999 was $10.7 million and $11.0 million, respectively.


NOTE 11 - ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS"), No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133, as amended by SFAS No. 137, is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Upon adoption, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Early adoption is permitted, however, retroactive application is prohibited. The Company intends to adopt SFAS No. 133 as of January 1, 2001. The adoption of this Standard may cause volatility in both the Consolidated Statement of Income as well as the shareholders' equity section of the Consolidated Statement of Condition. The impact of this Standard will be dependent upon the fair value, nature and purpose of the derivative instruments held by the Corporation as of January 1, 2001. Management has estimated that if Webster had adopted SFAS No. 133 on September 30, 2000, the initial adoption would not have had a material effect on Webster's financial statements. However, these estimates are based on then current market rates and economic conditions, which are subject to change. The effect of adoption on January 1, 2001 cannot be estimated with certainty at this time, as it is subject to unknown variables at that date such as (1) actual derivatives and related hedge positions, (2) market values of derivatives and related hedged items, and (3) further ongoing interpretation of SFAS No. 133 by the FASB.


In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities, an amendment to the SFAS Statement No. 133". This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities.

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

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS No. 125. SFAS No. 140 addresses implementation issues that were identified in applying SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactively application is not permitted.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12 - SUBSEQUENT EVENTS

On October 4, 2000, the Bank announced a definitive agreement to sell two branches of the former Olde Port Bank & Trust located in New Hampshire to Granite Bank, a New Hampshire state-chartered commercial bank. The Bank acquired these branches through the New England Community Bancorp acquisition in December 1999. The two branches located in Portsmouth and Hampton employ approximately 23 people and had approximately $44 million in gross loans and deposits at September 30, 2000.

On October 31, 2000, Webster announced a definitive agreement to purchase a 65% interest in Duff & Phelps, LLC, an independent privately owned financial advisor and investment bank headquartered in Chicago, with offices in New York, Los Angeles and Raleigh-Durham. Duff & Phelps provides expertise in middle-market mergers and acquisitions, private placements, fairness opinions, valuations, ESOP and ERISA advisory services, and special financial advisory services. The firm employs a staff of approximately 90 and will continue to operate under the Duff & Phelps name. The transaction is expected to close in the fourth quarter of 2000.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

GENERAL

Webster Financial Corporation ("Webster" or the "Company"), through its subsidiaries, Webster Bank ("the Bank") and Damman Associates Inc. ("Damman"), delivers financial services to individuals, families and businesses primarily in Connecticut. Webster provides business and consumer banking, mortgage, insurance, trust and investment services through more than 120 banking offices, 200 ATMs and the internet (www.websterbank.com). Webster's online mortgage subsidiary at www.nowlending.com on the Worldwide Web originates low-cost mortgages across the United States. Webster Bank was founded in 1935 and converted from a federal mutual to a federal stock institution in 1986.

FINANCIAL CONDITION

Webster on a consolidated basis at September 30, 2000 and December 31, 1999, had total assets of $11.3 billion and $9.9 billion, total securities of $3.3 billion and $3.1 billion, and net loans receivable of $6.9 billion and $6.0 billion, respectively. Total deposits at the end of September 30, 2000 and December 31, 1999 were $7.0 billion and $6.2 billion and shareholders' equity totaled $828.0 million and $635.7 million, respectively.

Total assets increased $1.3 billion or 13.3% at September 30, 2000 from December 31, 1999. The overall increase is primarily due to purchase acquisitions that were completed during the current year period, and net increases in net loans of $838.5 million, available for sale securities of $360.4 million and intangible assets of $173.7 million. The acquisitions completed during the current year period contributed $711.2 million of net loans. The increase in investment securities for the current year period is not related to the acquisitions as the bulk of acquired securities were sold at the time of acquisition. The increase in intangible assets primarily reflects goodwill and core deposit intangibles totaling $180.3 million that were recorded during the current year second and third quarter periods for the purchase acquisitions of MECH Financial Inc. ("Mechanics"), and branch purchases from The Chase Manhattan Bank ("Chase") and FleetBoston Corporation ("Fleet").

Total liabilities increased $1.1 billion primarily due to increases in deposits of $839.8 million and borrowings of $297.3 million. Acquisitions completed during the current year period contributed net deposits and borrowings of $868.9 million and $327.1 million, respectively. The net increase to total equity of $192.3 million is primarily due to $199.4 million of common stock issued for acquisitions during the current year period, net income of $86.5 million, a reduction of $23.4 million in unrealized losses on the available for sale securities portfolio and stock option exercise proceeds of $12.3 million which were offset by $109.8 million for repurchases of Webster common stock, $20.8 million for common stock dividend payments and $3.6 million of charges for the retirement of Mechanics common stock held by Webster at the time of acquisition.

At September 30, 2000, the assets of Webster, on an unconsolidated basis, consisted primarily of its investments in the Bank and Damman that totaled $921.6 million, investment securities of $99.5 million and $40.0 million of cash and interest-bearing deposits. Primary sources of income to Webster, on an unconsolidated basis, are dividend payments received from the Bank and interest and dividends from investment securities. Primary expenses of Webster, on an unconsolidated basis, are interest expense on borrowings and interest expense related to the capital securities.

Webster, through its consolidated Bank subsidiary, originates various types of residential, business and consumer loans. Total gross loans receivable before the allowance for loan losses were $6.9 billion and $6.1 billion at September 30, 2000 and December 31, 1999, respectively. The Bank offers commercial and residential permanent and construction mortgage loans, commercial and industrial loans and various types of consumer loans including home equity lines of credit, home equity loans and other types of small business and household loans. At September 30, 2000 and December 31, 1999, residential loans represented the primary part of Webster's loan portfolio.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The Bank, as part of its strategy to transition its asset base to that of a commercial bank, places a strong emphasis on originating and developing its commercial loan portfolio. In order to obtain geographic and industry diversification within its commercial loan portfolio, the Bank participates in the specialized lending market. The specialized lending loans are monitored by the Shared National Credit Program, which was designed to provide efficient and consistent review and classification, by bank regulatory agencies, of any loan or loan commitment shared by three or more supervised institutions and totaling $20 million or more. These bank regulatory agencies include the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

At September 30, 2000 and December 31, 1999, the Bank had $429.0 million and $297.0 million, respectively, of funded loans in the specialized lending market. This represented approximately 6% and 5% of the total loan portfolio and 21% and 18% of the commercial loan portfolio at September 30, 2000 and December 31, 1999, respectively. Any additional credit risk, that may result from the participation in the specialized lending market, will be monitored by the bank's credit administration department. The Bank, at September 30, 2000 and December 31, 1999, had total loan loss allowances that were 200% and 191% of nonaccrual loans, respectively. At September 30, 2000, the Bank had one specialized lending borrower with nonaccrual loans totaling $5.2 million.

A summary of specialized lending follows:

(In thousands)                                           SEPTEMBER 30, 2000                         DECEMBER 31, 1999
                                                          PRINCIPAL BALANCE                         PRINCIPAL BALANCE
INDUSTRY                                            COMMITMENTS         OUTSTANDING          COMMITMENTS          OUTSTANDING
------------------------------------------------------------------------------------------------------------------------------------
Manufacturing                                        $177,450             $112,550             $163,706             $ 85,961
Cable                                                  67,828               58,925               69,250               53,042
Wireless Communications                               138,269               95,440               74,232               52,771
Radio broadcasting                                     50,000               32,683               35,000               26,068
Other (a)                                             206,925              129,026              118,999               78,733
------------------------------------------------------------------------------------------------------------------------------------
Total                                                $640,472             $428,624             $461,187             $296,575
------------------------------------------------------------------------------------------------------------------------------------

(a) Includes environmental, food and service industries and collateralized debt obligations ("CDOs"). The CDO's had outstanding principal balances of $44.1 million and $38.5 million and outstanding commitments of $47.0 million and $47.0 million at September 30, 2000 and December 31, 1999, respectively.

The Bank's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a Bank Insurance Fund ("BIF") member institution.

Webster, as a holding company, and the Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the "OTS"), as the primary federal regulator. Webster is also subject to regulation, examination and supervision by the FDIC as to certain matters. The Bank conducts trust activities through its wholly owned nationally-chartered trust company subsidiary which is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency. Webster's corporate headquarters is located at Webster Plaza, Waterbury, Connecticut 06702. Its telephone number is
(203) 753-2921. Webster's internet website is: www.websterbank.com.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

ASSET QUALITY

NONACCRUAL ASSETS

Webster devotes significant attention to maintaining high asset quality through conservative underwriting standards, active servicing of loans and aggressively managing nonaccrual assets. The aggregate amount of nonaccrual assets increased to $47.9 million at September 30, 2000 from $43.3 million at December 31, 1999 and decreased as a percentage of total assets to .43% at September 30, 2000 from
 .44% at December 31, 1999. For the current year nine month period, nonaccrual loans increased $6.1 million and foreclosed properties decreased $1.5 million. The increase in nonaccrual loans for the current year period of $6.1 million is primarily due to a $6.8 million syndicated loan relationship classified as nonaccrual during the second quarter of 2000. The allowance for loan losses at September 30, 2000 was $88.9 million and represented 200% of nonaccrual loans and 1.3% of total gross outstanding loans. Total allowances for nonaccrual assets of $89.1 million represented 185% of nonaccrual assets. The following table details nonaccrual assets for the periods presented.

                                                                                                   FOR THE PERIODS ENDED
                                                                                           SEPTEMBER 30,            DECEMBER 31,
          (In thousands)                                                                       2000                    1999
------------------------------------------------------------------------------------------------------------------------------------
NONACCRUAL ASSETS:

Loans accounted for on a nonaccrual basis:
   Residential                                                                               $ 8,834                  $11,490
   Commercial                                                                                 33,529                   25,722
   Consumer                                                                                    2,116                    1,182
FORECLOSED PROPERTIES:
   Residential and Consumer                                                                    2,305                    2,698
   Commercial                                                                                  1,084                    2,210
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                                                  $47,868                  $43,302
------------------------------------------------------------------------------------------------------------------------------------

A summary of the activity in the allowance for loan losses follows:

                                                                                            FOR THE NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,            SEPTEMBER 30,
(Dollars in thousands)                                                                       2000                    1999
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                             $ 72,658                $ 65,201
CHARGE-OFFS:
   Residential                                                                               (1,190)                 (2,080)
   Consumer                                                                                  (1,921)                 (1,396)
   Commercial                                                                                (1,975)                   (786)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             (5,086)                 (4,262)
RECOVERIES:
   Residential                                                                                  293                     697
   Consumer                                                                                     546                     213
   Commercial                                                                                   927                     815
------------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                              (3,320)                 (2,537)
Provisions charged to operations                                                              8,600                   6,678
Purchase acquisition                                                                         10,979                      --
Pooling adjustment                                                                               --                   3,647
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                   $ 88,917                $ 72,989
------------------------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average loans outstanding                                          0.05%                   0.04%
------------------------------------------------------------------------------------------------------------------------------------

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Net charge-offs for the current year nine month period totaled $3.2 million as compared to $2.5 million for the same period in 1999 primarily due to an increase in commercial loan net charge-offs that was partially offset by lower residential mortgage loan net charge-offs. The increase in commercial loan net charge-offs for the current year period is primarily due to a $1.7 million syndicated loan charge-off in June of 2000. Provision for loan losses expense for the current year period increased compared to the previous year same period primarily due to an increase in nonaccrual loans. The increase in the allowance for loan losses of $15.9 million when the current year balance is compared to one year earlier is primarily due to the incorporation of an $11.0 million allowance for loan losses related to the Mechanics acquisition and an $8.6 million provision for the current year period. Management believes that the allowance for loan losses at September 30, 2000 is adequate to cover expected losses in the portfolio.

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

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following table summarizes the estimated market value of Webster's interest-sensitive assets and interest-sensitive liabilities at September 30, 2000 and December 31, 1999, and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.


                                                                  Book              Market           Estimated Market Value Impact
(Dollars in thousands)                                            Value              Value             -100 BP           +100 BP
------------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2000
------------------

 Interest Sensitive Assets:
      Trading                                                 $         --       $         --       $         --      $         --
      Non-trading                                               10,067,577         10,032,754            222,549          (255,549)
 Interest Sensitive Liabilities                                 10,139,530         10,026,621           (152,437)          141,194
      Net Impact                                                                                          70,112          (114,355)
      Net Impact as % of interest sensitive assets
                                                                                                             0.7%             (1.1)%

DECEMBER 31, 1999
-----------------

 Interest Sensitive Assets:
      Trading                                                 $     50,854       $     50,854       $        181      $       (479)
      Non-trading                                                8,780,473          8,695,323            223,137          (256,650)
 Interest Sensitive Liabilities                                  9,219,951          8,838,371           (139,222)          129,373
      Net Impact                                                                                          84,096          (127,756)
      Net Impact as % of interest sensitive assets                                                           1.0%             (1.5)%
------------------------------------------------------------------------------------------------------------------------------------

The tables above exclude earning assets that are not directly impacted by changes in interest rates. These assets include equity securities of $187.3 million at September 30, 2000 and $201.4 million at December 31, 1999 and nonaccrual loans of $44.5 million at September 30, 2000 and $38.4 million at December 31, 1999 (see "Asset Quality" within the MD&A). Values for mortgage servicing rights have been included in the tables above as movements in interest rates affect the valuation of the servicing rights. Equity securities and nonaccrual assets not included in the above tables are, however, subject to fluctuations in market value based on other risks. The equity securities at September 30, 2000 and December 31, 1999 include $124.7 million and $103.9 million, respectively, of FHLB stock which is insensitive to market fluctuations.

Interest-sensitive assets, net of interest-sensitive liabilities, when impacted by a minus 100 basis point rate change, result in a favorable $70.1 million change in net market values for September 30, 2000 compared to a favorable $84.1 million net market value change at December 31, 1999. These changes represent 0.7% of interest-sensitive assets at September 30, 2000 and 1.0% of interest-rate sensitive assets at December 31, 1999. A plus 100 basis point rate change results in an unfavorable $114.4 million or 1.1% change at September 30, 2000 compared to an unfavorable $127.8 million or 1.5% change at December 31, 1999.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Based on Webster's asset/liability mix at September 30, 2000, management estimates that an instantaneous 100 basis point increase in interest rates would decrease net interest income over the next twelve months by approximately 3.9%. An instantaneous 100 basis point decline in interest rates would increase net interest income by approximately 4.3%. These estimates assume that management takes no action to mitigate any negative effects from changing interest rates.

The market values and net interest income estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest-rate risk position at September 30, 2000, represents a reasonable level of risk.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain minimum levels of liquid assets as defined by regulations adopted by the OTS. This requirement, which may be varied by the OTS, is based upon a percentage of net withdrawable deposits and short-term borrowings. The required liquidity ratio is currently 4.00% and the Bank's liquidity ratio at September 30, 2000 exceeded the requirement. Webster Bank also is required by regulation to maintain sufficient liquidity to ensure safe and sound operations. Adequate liquidity as assessed by the OTS may vary from institution to institution depending on such factors as the institution's overall asset/liability structure, market conditions, competition and the nature of the institution's deposit and loan customers. The OTS considers both an institution's liquidity ratio as well as safety and soundness issues in assessing whether an institution has sufficient liquidity.

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

Webster is a member of the Federal Home Loan Bank ("FHLB") system and has additional borrowing capacity from the FHLB of approximately $2.0 billion at September 30, 2000. At that date, the Bank had FHLB advances outstanding of $2.1 billion compared to $1.7 billion at December 31, 1999.

Webster Preferred Capital Corporation ("WPCC"), a subsidiary of the Bank, is required to redeem all outstanding shares of its Series A Preferred Stock on January 15, 2001 that has a redemption value of $40.0 million. WPCC has sufficient cash to redeem the stock without outside funding. WPCC expects sufficient cash flow from loan payments to replenish its cash.

Webster's main sources of liquidity at the holding company level are dividends from the Bank, investment income and net proceeds from capital offerings and borrowings. The main uses of liquidity are purchases of investment securities, the payment of dividends to common stockholders, repurchases of Webster's common stock, and the payment of interest on borrowings and capital securities. There are certain restrictions on the payment of dividends by the Bank to Webster. Webster also maintains $120.0 million in revolving lines of credit with correspondent banks. At September 30, 2000, the total balance outstanding on the lines of credit was $103.0 million.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

During the third quarter of 2000, Webster repurchased a total of 558,020 shares of its common stock under a previously announced repurchase program. The total cost of the repurchased shares was $13.2 million with an average per share cost of approximately $23.73. The repurchased stock was related to the purchase acquisition of Mechanics that closed during the second quarter current year period.

Applicable OTS regulations require the Bank, as a federal savings bank, to satisfy certain minimum capital requirements, including a leverage capital requirement and risk-based capital requirements. As an OTS regulated savings institution, the Bank is also subject to a minimum tangible capital requirement. At September 30, 2000, the Bank was in full compliance with all applicable capital requirements.

RESULTS OF OPERATIONS

COMPARISON  OF THE THREE AND NINE MONTH  PERIODS  ENDED  SEPTEMBER  30, 2000 AND
1999.

GENERAL

Net income for the three month period ended September 30, 2000, was $31.6 million or $.64 per diluted share compared to $26.4 million or $.57 per diluted share for the same period ended September 30, 1999. Net income for the nine month period ended September 30, 2000 was $86.5 million or $1.90 per diluted share compared to $75.7 million or $1.67 per diluted share for the previous year period. In general, higher net income for the current three and nine month periods was the result of increased net interest income and noninterest income partially offset by increased operating expenses for the current year periods. More specifically, these increases are primarily the result of recent business combinations. Information concerning business combinations is contained within "Note 2 - Acquisitions" and in the 1999 Annual Report to Shareholders within "Management's Discussion and Analysis of Financial Condition & Results of Operations" section and incorporated herein by reference.

NET INTEREST INCOME

Net interest income for the three and nine month periods ended September 30, 2000, amounted to $85.8 million and $241.1 million, respectively, compared to $77.8 million and $227.0 million for the respective periods in 1999. Total interest income for the current year three and nine month periods compared to the same periods in 1999 increased $35.4 million and $60.2 million, respectively, while increases in total interest expense of $27.5 million and $46.0 million, respectively, partially offset the increases in total interest income. Net interest rate spread for the three and nine month periods ended September 30, 2000 was 3.18% and 3.15%, respectively, as compared to 3.25% and 3.18% for the same periods in the previous year.

INTEREST INCOME

Total interest income for the three and nine month periods ended September 30, 2000 was $197.6 million and $542.2 million, respectively, compared to $162.2 million and $482.0 million in the previous year. The increases in total interest income for the current year periods are due to both an increase in the volume of average interest-earning assets and higher yields realized on these earning assets. When the three month periods ended September 30, 2000 and 1999 are compared, average loans increased $1.0 billion and the yield increased 62 basis points over the prior year same period. Investment securities average funds increased $119.8 million for the current year three month period and the yield increased 31 basis points over the prior year same period. When the nine month periods ended September 30, 2000 and 1999 are compared, interest-earning assets increased $561.1 million and the yield increased 33 basis points for the current year period. The increase in average assets and yield for the current year nine month period was primarily attributable to an increase in average loans of $666.0 million and an increased yield of 36 basis points for the current year period. Average investment securities decreased during the current year nine month period, however the related interest income increased as compared to the previous year same period.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

INTEREST EXPENSE

Total interest expense for the three and nine month periods ended September 30, 2000, was $111.8 million and $301.1 million, respectively, compared to $84.3 million and $255.0 million for the previous year periods. The rate paid on interest-bearing liabilities for the three and nine months periods ended September 30, 2000 was 4.38% and 4.22% respectively, as compared to 3.80% and 3.86%, respectively, for the same periods one year earlier. The increase in total interest expense for the current three and nine month periods as compared to one year earlier, is primarily due to a higher volume of average interest-bearing liabilities of $1.3 billion and $702.7 million, respectively, and higher costs on interest-bearing liabilities, most notably borrowings.

The higher costs on borrowings for the current year periods are primarily the result of higher yields on FHLB advances that increased approximately 105 and 84 basis points for the three and nine month periods, respectively, and the cost of repurchase agreements that increased approximately 144 and 109 basis points for the three and nine month periods, respectively. The increase in borrowing costs reflect a rising wholesale borrowing cost environment for the current year.

The following table shows the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned and paid by Webster.

                                                                               THREE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands)                                                    2000                                  1999
------------------------------------------------------------------------------------------------------------------------------------
                                                           AVERAGE                   AVERAGE       AVERAGE                 AVERAGE
                                                           BALANCE       INTEREST     YIELD        BALANCE      INTEREST    YIELD
                                                           -------       --------     -----        -------      --------    -----
ASSETS
INTEREST-EARNING ASSETS:
Loans                                                    $ 6,927,869    $   139,867    8.06%     $ 5,900,836   $   110,640   7.44%
Securities                                                 3,413,888         57,733    6.58(a)     3,294,076        51,539   6.27(a)
                                                         -----------    -----------    ----      -----------   -----------   ----
     TOTAL INTEREST-EARNING ASSETS                        10,341,757        197,600    7.56        9,194,912       162,179   7.05
                                                                        -----------                            -----------
Noninterest-earning assets                                   889,849                                 572,709
                                                         -----------                             -----------
     TOTAL ASSETS                                        $11,231,606                             $ 9,767,621
                                                         ===========                             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits                                                 $ 6,977,832         60,376    3.44%     $ 6,235,061        49,548   3.15%
Borrowings                                                 3,180,944         51,414    6.43        2,614,916        34,783   5.28
                                                         -----------    -----------    ----      -----------   -----------   ----
     TOTAL INTEREST-BEARING LIABILITIES                   10,158,776        111,790    4.38        8,849,977        84,331   3.80
                                                                        -----------                            -----------
Noninterest-bearing liabilities                               91,865                                  83,963
                                                         -----------                             -----------
     TOTAL LIABILITIES                                    10,250,641                               8,933,940

Capital securities and preferred stock of
  subsidiary corporation                                     199,577                                 199,577

SHAREHOLDERS' EQUITY                                         781,388                                 634,104
                                                         -----------                             -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $11,231,606                             $ 9,767,621
                                                         ===========                             ===========

NET INTEREST INCOME                                                     $    85,810                           $    77,848
                                                                        ===========                           ===========
INTEREST-RATE SPREAD                                                                   3.18%                                 3.25%
                                                                                       ====                                  ====
NET YIELD ON AVERAGE INTEREST-EARNING ASSETS                                           3.30%                                 3.36%
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

------------------------------------------------------------------------------------------------------------------------------------

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands)                                                2000                                 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                        AVERAGE                  AVERAGE      AVERAGE                AVERAGE
                                                        BALANCE      INTEREST     YIELD       BALANCE     INTEREST    YIELD
                                                        -------      --------     -----       -------     --------    -----
ASSETS
INTEREST-EARNING ASSETS:
Loans                                              $   6,406,198   $  377,000    7.85 %    $  5,740,223  $  321,684   7.49
Securities                                             3,294,119      165,189    6.46 (a)     3,399,011     160,334   6.31 (a)
                                                   -------------   ----------    ----      ------------  ----------   ----
     TOTAL INTEREST-EARNING ASSETS                     9,700,317      542,189    7.37         9,139,234     482,018   7.04
                                                                   ----------                            ----------
Noninterest-earning assets                               774,288                                599,650
                                                   -------------                           ------------
     TOTAL ASSETS                                  $  10,474,605                           $  9,738,884
                                                   =============                           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits                                           $   6,521,504   $  162,445    3.33 %   $   6,230,386    153,209    3.29 %
Borrowings                                             3,014,174      138,631    6.14         2,602,618    101,834    5.23
                                                   -------------   ----------    ----      ------------  ----------   ----
     TOTAL INTEREST-BEARING LIABILITIES                9,535,678      301,076    4.22         8,833,004    255,043    3.86
                                                                   ----------                            ----------
Noninterest-bearing liabilities                           76,970                                 87,329
                                                   -------------                           ------------
     TOTAL LIABILITIES                                 9,612,648                              8,920,333

Capital securities and preferred stock of
  subsidiary corporation                                 199,577                                199,577

SHAREHOLDERS' EQUITY                                     662,380                                618,974
                                                   -------------                           ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $  10,474,605                          $   9,738,884
                                                   =============                           ============

NET INTEREST INCOME                                                $  241,113                            $ 226,975
                                                                   ==========                            =========
INTEREST-RATE SPREAD                                                             3.15 %                               3.18 %
                                                                                 ====                                 ====
NET YIELD ON AVERAGE INTEREST-EARNING ASSETS                                     3.27 %                               3.32 %
                                                                                 ====                                 ====


(a) For purposes of this computation, unrealized gains (losses) are excluded from the average rate calculations.

-------------------------------------------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES

The provision for loan losses was $3.2 million and $8.6 million, respectively, for the three and nine month periods ended September 30, 2000 compared to $2.2 million and $6.7 million for the same respective periods in 1999. The increase for 2000 is attributable to the increase in gross loans and a shift within the loan portfolio to a higher concentration of commercial loans. At September 30, 2000, the allowance for loan losses totaled $88.9 million and represented 200.0% of nonaccrual loans as compared to $72.7 million and 190.7% respectively, at December 31, 1999. At September 30, 2000 and December 31, 1999, the allowance for loan losses represented 1.28% and 1.19% of gross outstanding loans, respectively.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

NONINTEREST INCOME

Total noninterest income for the three and nine month periods ended September 30, 2000 totaled $33.2 million and $91.4 million, respectively, compared to $21.9 million and $66.0 million for the same respective periods in 1999. When the three month periods are compared, increased income for the current period of $11.3 million is primarily due to an increase of $2.5 million in fees and service charges, $1.5 million in trust and investment services, $2.0 million in insurance commissions, $3.4 million in net gains on the sale of securities and $1.6 million of gains on sale of loans and loan servicing. During the current year third quarter period, net gains of $2.0 million were realized on the sale of mortgage servicing rights. When the nine month periods are compared, increased income for the current period of $25.4 million is primarily due to an increase of $7.1 million in fees and service charges, $6.9 million in trust and investment services, $5.4 million of net gains on sale of securities and a $5.5 million increase in insurance commissions. The increase in fees and service charges, trust and investment services and insurance commissions is due primarily to an increased customer base, fees generated from expanded insurance, trust and investments sales and as a result of acquisitions.

NONINTEREST EXPENSES

Total noninterest expenses for the three and nine month periods ended September 30, 2000 totaled $68.6 million and $194.8 million, respectively, compared to $59.1 million and $173.1 million, respectively, for the same periods in 1999. The increase in noninterest expenses for the current year third quarter period as compared to the same period in the previous year is primarily due to increased compensation and benefits expense of $3.4 million and intangible amortization expense of $2.9 million. The increase of $21.7 million for the current year nine month period as compared to the previous year same period is primarily due to increased expenses for compensation and benefits expense of $12.7 million, intangible asset amortization expense of $5.3 million and occupancy and equipment expenses of $5.2 million. The increases in noninterest expenses for the current year periods are a direct result of recent acquisitions.

INCOME TAXES

Total income tax expense for the three and nine month periods ended September 30, 2000 were $15.6 million and $42.7 million, respectively, as compared to $12.0 million and $37.6 million, respectively, for the same periods in 1999. Tax expenses for the current year periods are higher than the corresponding 1999 periods due to a higher level of income before income taxes. During the first quarter of 1999, Webster formed a Connecticut Passive Investment Company ("PIC"). PICs are exempt from state income taxation in Connecticut, and the dividends paid from a PIC to a related financial institution are also exempt from inclusion in Connecticut taxable income. Webster Bank qualifies as a financial institution under the Connecticut statute. The exemption is effective for tax years beginning on or after January 1, 1999.

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

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings - Not Applicable.

Item 2    Changes in Securities and Use of Proceeds - Not Applicable.

Item 3    Defaults upon Senior Securities - Not Applicable.

Item 4    Submission of Matters to a Vote of Security Holders - Not Applicable.

Item 5    Other Information - Not Applicable.

Item 6    Exhibits and Reports on Form 8-K

          (a)       Exhibits

                    27        Financial Data Schedule

          (b)       No reports on Form 8-K filed during Third Quarter Period

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WEBSTER FINANCIAL CORPORATION
                                        -----------------------------
                                        Registrant



Date:   November 9, 2000                By: /s/ Peter J. Swiatek
-------------------------------             -----------------------------------
                                            Peter J. Swiatek
                                            Controller and Acting Principal
                                            Financial  Officer and
                                            Acting Principal Accounting Officer

                                  EXHIBIT INDEX



         Exhibit  No.      Description
         ------------      -----------
             27            Financial Data Tables.