Form 10-K
period 2000-12-31
WEBSTER FINANCIAL CORP
filed 2001-03-21
CIK 801337

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2000.

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
         __________.

         Commission File Number:       0-15213

                          WEBSTER FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                           DELAWARE                                                        06-1187536
(State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification No.)

           WEBSTER PLAZA, WATERBURY, CONNECTICUT                                             06702
         (Address of principal executive offices)                                          (Zip Code)

                                 (203) 753-2921
              (Registrant's telephone number, including area code)

                                 Not Applicable
          (Securities registered pursuant to Section 12(b) of the Act)

                          Common Stock, $.01 par value
          (Securities registered pursuant to Section 12(g) of the Act,
                                 Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Based upon the closing price of the registrant's common stock as of February 28, 2001, the aggregate market value of the voting common stock held by non-affiliates of the registrant is $1,342,805,066. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant have been excluded because such persons may be deemed to be affiliates. This reference to affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

Common Stock (par value $ .01)                     49,104,678 Shares
------------------------------       -------------------------------------------
            Class                    Issued and Outstanding at February 28, 2001

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2001.

================================================================================

                          WEBSTER FINANCIAL CORPORATION
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                     PART I
                                                                                                                     Page
                                                                                                                     ----
Item 1.    Business                                                                                                    3
           General                                                                                                     3
           Business Combinations                                                                                       3
           Lending Activities                                                                                          5
           Investment Activities                                                                                       8
           Trust Activities                                                                                            9
           Insurance Activities                                                                                        9
           Financial Advisory Services                                                                                 9
           Sources of Funds                                                                                           10
           Bank Subsidiaries                                                                                          11
           Employees                                                                                                  11
           Market Area and Competition                                                                                12
           Regulation                                                                                                 12
           Taxation                                                                                                   13

Item 2.    Properties                                                                                                 14
Item 3.    Legal Proceedings                                                                                          14
Item 4.    Submission of Matters to a Vote of Security Holders                                                        14


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                                      15
Item 6.    Selected Financial Data                                                                                    16
Item 7.    Management's Discussion and Analysis of Financial Condition & Results of Operations                        17
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                                 29
Item 8.    Financial Statements and Supplementary Data                                                                29
Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure                       29


                                     PART III

Item 10.   Directors and Executive Officers of the Registrant                                                         29
Item 11.   Executive Compensation                                                                                     30
Item 12.   Security Ownership of Certain Beneficial Owners and Management                                             30
Item 13.   Certain Relationships and Related Transactions                                                             30


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                           30

Signatures                                                                                                            34

Exhibit Index                                                                                                         36

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Webster Financial Corporation ("Webster" or the "Company"), through its subsidiaries, Webster Bank (the "Bank"), Damman Associates, Inc. ("Damman") and Webster D&P Holdings, Inc. ("Duff & Phelps"), delivers financial services to individuals, families and businesses primarily in Connecticut and financial advisory services to public and private companies throughout the United States. Webster provides business and consumer banking, mortgage lending, trust and investment services and insurance services through 114 banking offices and other offices, over 200 ATM's and the internet (www.websterbank.com). Webster's online mortgage subsidiary Nowlending, LLC, at www.nowlending.com originates residential mortgages throughout the United States. Webster Bank was founded in 1935 and converted from a federal mutual to a federal stock institution in 1986.

Webster on a consolidated basis at December 31, 2000 and 1999 had total assets of $11.2 billion and $9.9 billion, total securities of $3.4 billion and $3.1 billion and net loans receivable of $6.8 billion and $6.0 billion, respectively. At December 31, 2000 and 1999 total deposits were $6.9 billion and $6.2 billion, respectively. At December 31, 2000 and 1999 shareholders' equity was $890.4 million and $635.7 million, respectively.

At December 31, 2000, the assets of Webster on an unconsolidated basis consisted primarily of its investments in the Bank, Damman and Duff & Phelps that totaled $1.0 billion, investment securities of $95.0 million, $40.4 million of cash and interest-bearing deposits and receivables and other assets of $24.8 million.
Primary sources of income to Webster on an unconsolidated basis are dividend payments received from the Bank, interest from and gains on sale of investment securities and income from interest-bearing deposits. Primary expenses of Webster on an unconsolidated basis are interest expense on borrowings, capital securities and allocated operating expenses. See Notes 18 and 21 to the Consolidated Financial Statements.

Deposits in the Bank are federally insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a Bank Insurance Fund ("BIF") member institution and at December 31, 2000, approximately 75% of the Bank's deposits were subject to BIF assessment rates and 25% were subject to Savings Association Insurance Fund ("SAIF") assessment rates. See the "Regulation" section under this item.

Webster, as a holding company, and the Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the "OTS"), as the primary federal regulator. Webster is also subject to regulation, examination and supervision by the FDIC as to certain matters. Webster's executive offices are located at Webster Plaza, Waterbury, Connecticut 06702. The telephone number is (203) 753-2921.

BUSINESS COMBINATIONS

POOLING OF INTERESTS TRANSACTION

Since January 1, 1999, Webster has completed one acquisition which was accounted for under the pooling of interests method of accounting and includes financial data as if the business combination occurred at the beginning of the earliest period presented.

THE NECB ACQUISITION
On December 1, 1999, Webster acquired New England Community Bancorp., Inc., ("NECB"), a multi-bank holding company headquartered in Windsor, Connecticut. Three of its wholly-owned bank subsidiaries, New England Bank and Trust, Equity Bank and Community Bank, were located in Connecticut and one, Olde Port Bank and Trust, was located in New Hampshire. In connection with the merger with NECB, Webster issued 7,298,788 shares of its common stock for all of the outstanding shares of NECB's common stock. Under the terms of the merger agreement, each outstanding share of NECB's common stock was converted into 1.06 shares of Webster common stock.

PURCHASE TRANSACTIONS

The following acquisitions, effective since January 1, 1999, were accounted for as purchase transactions, and as such, results of operations are included in the Consolidated Financial Statements subsequent to acquisition.

THE DUFF & PHELPS ACQUISITION
In November 2000, Webster, through its newly formed company Duff & Phelps, acquired a 65% interest in Duff & Phelps, LLC, a privately-owned company which has offices in Chicago, New York, Los Angeles, and Raleigh-Durham, NC. Duff & Phelps provides expertise in middle-market mergers and acquisitions, private placements, fairness opinions, valuations, ESOP and ERISA advisory services, and special financial advisory services. Duff & Phelps is expected to add in excess of $20 million of fee-based revenue on an annual basis, and further accelerates progress toward the strategic objective of broadening commercial bank product offerings and increasing revenue from fee-based services.

THE FLEETBOSTON BRANCH ACQUISITION
In August 2000, Webster purchased four Connecticut branches from FleetBoston Financial Corporation that were divested as the result of the Fleet-BankBoston merger. The branches had approximately $138 million in deposit balances at the time of closing and are located in Brookfield, Guilford, Meriden, and Thomaston. The transaction includes the purchase of deposits and loans for individual and small business customers associated with these branches. This transaction strengthened and extended the Bank's retail franchise.

THE MECHANICS ACQUISITION
In June 2000, Webster acquired MECH Financial, Inc. ("Mechanics"), the holding company for Mechanics Savings Bank, in a non taxable, stock-for-stock exchange. Mechanics Savings Bank was a state-chartered, Hartford based savings bank with $1.1 billion in assets and 16 branch offices in the capital region. Based on the terms of the agreement, Mechanics shareholders received 1.52 shares of Webster common stock for each share of Mechanics common stock. The acquisition strengthened Webster's market share in Hartford County, where Webster already ranked second in deposit market share.

THE CHASE BRANCH ACQUISITION
In May 2000, Webster purchased six Connecticut branches from The Chase Manhattan Bank, located in Cheshire, Middlebury, North Haven, Waterbury (2) and Watertown with approximately $135 million in deposit balances. The transaction included the purchase of consumer deposits, small business deposits and loans, and brokerage and custody accounts associated with these branches. This transaction strengthened and extended the Bank's retail franchise.

THE FOLLIS, WYLIE & LANE ACQUISITION AND THE LEVINE ACQUISITION
Webster also actively engaged during 2000 in building a dynamic statewide insurance operation, purchasing the Louis Levine Agency, Inc. ("Levine") and Follis Wylie & Lane, Inc. ("Follis"). Webster entered the insurance agency business in 1998. Webster Insurance offers a full line of commercial and personal insurance; risk management services; employee benefit plans; life insurance and annuities, and writes in excess of $180 million in annual premiums. In April 2000, Webster through its wholly-owned insurance subsidiary Damman acquired Follis, a privately owned Hamden, Connecticut-based insurance agency. Follis offers a full range of insurance services, including property and casualty, life and health. In February 2000, through Damman, Webster acquired Levine, a privately-owned Waterford and Norwich, Connecticut based insurance agency. Founded in 1928, the company includes three entities: Louis Levine Agency, Inc., Levine Financial Services, Inc. and Retirement Planning Associates, Inc.

THE VILLAGE ACQUISITION
In May 1999, Webster acquired Village Bancorp, Inc. ("Village"), the holding company for The Village Bank & Trust Company in a non taxable, stock-for-stock exchange. Village had approximately $215 million in total assets and $200 million in deposits at six branches.

THE MARITIME ACQUISITION
In April 1999, Webster acquired Maritime Bank & Trust Company ("Maritime"), in a non taxable, stock-for-stock exchange. Maritime had approximately $95 million in total assets and $85 million in deposits at three branches.

THE ACCESS ACQUISITION
In January 1999, Webster completed its acquisition of Access National Mortgage, Inc. ("Access"). Access was founded in 1996 as a privately held Internet-based mortgage lender located in Wilmington, Massachusetts. In October 1999, Access National Mortgage, LLC was renamed Nowlending, LLC. Nowlending, LLC originates mortgages in 47 states.

SALE TRANSACTION

THE OLDE PORT BANK & TRUST BRANCH SALE
On December 29, 2000, Webster completed the sale of its two branches that were located in New Hampshire. The branches were sold to Granite Bank, a New Hampshire state-chartered commercial bank. The branches had approximately $43 million of loans and $39 million of deposits at the date of sale.

PURCHASE TRANSACTIONS SUBSEQUENT TO DECEMBER 31, 2000

THE CENTER CAPITAL ACQUISITION
In March 2001, Webster acquired Center Capital Corporation ("Center Capital"), a privately-owned Farmington, Connecticut-based equipment financing company with assets of $260 million. Center Capital finances commercial and industrial equipment including trucks, tractors, trailers, machine tools and other heavy equipment through leasing programs to customers throughout the United States.

THE MUSANTE REIHL ACQUISITION
In January 2001, through Damman, Webster acquired Musante Reihl Associates ("Musante"), a privately-owned Cheshire, Connecticut based insurance agency. Musante specializes in group benefits, long-term care and life insurance, has seven employees and had revenues of $850,000 in 2000.

LENDING ACTIVITIES

GENERAL

Webster, through its consolidated Bank subsidiary, originates various types of residential, commercial and consumer loans. Total gross loans receivable before the allowance for loan losses were $6.9 billion and $6.1 billion at December 31, 2000 and 1999, respectively. The Bank offers commercial and residential permanent and construction mortgage loans, commercial and industrial loans and various types of consumer loans including home equity lines of credit, home equity loans and other types of small business and consumer loans. At December 31, 2000 and 1999, residential loans represented 60% and 64% of Webster's loan portfolio, respectively.

The Bank's middle market lending unit has lending relationships with companies primarily located in the State of Connecticut with annual sales of $5 to $250 million. This portfolio has grown due to internal growth as well as the retention of acquired customers. The Bank provides these customers with a complete array of traditional commercial credit facilities such as lines of credit, term loans, owner occupied commercial mortgages, asset based lending and interest-rate protection products. In addition, the Bank provides state of the art cash management services including automated investments, lock box and account reconciliation services. In support of customer's international business, the Bank provides letters of credit and offers them various export programs of the Ex-Im Bank.

Webster Bank originates construction, construction-to-permanent, and permanent commercial real estate loans throughout the New England region. At December 31, 2000, outstanding commercial real estate loans totaled $857.0 million, compared to $741.2 million as of December 31, 1999. The Bank's strategy is to originate loans with quality income producing real estate as collateral. The Bank develops relationships with quality regional developers and participates in loans with selected banks.

Small Business Banking (SBB) provides a full array of loan and deposit products to small businesses located throughout Connecticut. Webster's SBB target market is businesses with annual revenues of up to $5 million. This market represents a significant percentage of commercial businesses located in Connecticut. SBB uses the Bank's branch network as well as dedicated business development officers to fully service its existing customer base and call on potential new customers.

In addition to personal customer contact, SBB utilizes a variety of direct mail and telemarketing programs to increase market penetration. SBB also plays a major role in supporting the Bank's Community Reinvestment Act goals by providing credit facilities for numerous local not-for-profit organizations. SBB uses the Fair-Isaac credit scoring model to assist in loan approvals of up to $250,000 and offers a $50,000 same day line of credit approval program. SBB provides all commercial loan products including lines of credit, letters of credit, term loans and mortgages on owner occupied real estate. The unit has a conservative loan policy and has a fully staffed portfolio management function to monitor credit quality. As a result of its expansion efforts, SBB serves as a referral source for other Bank products including cash management, insurance, international products and investments. The Bank is also a Small Business
Administration ("SBA") preferred lender authorized to offer all SBA loan guaranty products and is also active in several loan programs provided through the Connecticut Development Authority.

The Bank, as part of its strategy to expand its commercial loan portfolio, has formed a specialized lending unit. The specialized lending unit's objective is to obtain geographic and industry diversification within the overall commercial loan portfolio by participating in the syndicated lending market. The loans administered by the specialized lending unit are monitored by the Shared National Credit Program ("SNCP"). The SNCP is designed to provide consistent review and classification by bank regulatory agencies of any loan or loan commitment that totals $20 million or more and is shared by three or more supervised institutions. These bank regulatory agencies include the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

At December 31, 2000 and 1999, the specialized lending unit administered $439.9 million and $296.6 million, respectively, of funded loans against commitments of $637.9 million and $461.2 million. This represented approximately 6.4% and 4.9% of the total loan portfolio at December 31, 2000 and 1999, respectively.

A summary of loans administered by the specialized lending unit follows:

(In thousands)
                                                                          PRINCIPAL BALANCES OUTSTANDING AT DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------
INDUSTRY                                                                           2000                       1999
---------------------------------------------------------------------------------------------------------------------
Manufacturing                                                                $    128,704               $     77,031
Wireless Communications                                                            71,706                     43,402
Cable                                                                              56,163                     53,042
Collateralized debt obligations                                                    45,480                     38,520
Radio/TV broadcasting                                                              33,146                     26,068
Other Telecom (a)                                                                  34,306                      9,370
Advertising/Publishing                                                             33,067                     23,011
All other (b)                                                                      37,372                     26,131
---------------------------------------------------------------------------------------------------------------------
Total                                                                        $    439,944               $    296,575
---------------------------------------------------------------------------------------------------------------------

(a) Includes PCS, CLEC, ICP and Towers
(b) Includes Service, Leisure and Environmental services

In addition to the loans administered by the specialized lending unit, Webster had $130.5 million of participation loans that are also monitored by the SNCP against commitments of $198.1 million at December 31, 2000. These participation loans are located primarily in the Northeast region and represent service related industrial loans and real estate loans. The loans are funded through Webster's regional commercial divisions, whose focus is primarily middle market lending. The SNCP participation loans are distinguished from the specialized lending unit SNCP loans by being relatively smaller transactions where the Bank in most cases, has a direct relationship with the borrower.

The Bank's credit administration department monitors credit risk, which includes risk that may result from the participation in the specialized lending market. At December 31, 2000, the Bank had one specialized lending borrower with a total nonaccrual relationship of $5.1 million.

The Bank originates both fixed-rate and adjustable-rate residential mortgage loans. At December 31, 2000, approximately $2.3 billion or 57% of Webster's total residential mortgage loans were adjustable-rate loans. Webster offers adjustable-rate mortgage loans at initial interest rates discounted from the fully indexed rate. Adjustable-rate loans originated during 2000 and 1999, when fully indexed, will be 2.75% above the constant maturity one-year U.S. Treasury yield index. At December 31, 2000, approximately $1.8 billion or 43% of Webster's total residential mortgage loans had a fixed rate. Webster sells residential mortgage loans in the secondary market in a manner consistent with its asset/liability management objectives. At December 31, 2000, Webster had $17.7 million of residential mortgage loans held for sale.

The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and percentages at the dates shown.

                                                                      At December 31,
                                                 2000                      1999                      1998
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                     Amount         %          Amount         %          Amount         %
-------------------------------------------------------------------------------------------------------------------
Residential mortgage loans:
   1-4 family units                     $ 3,778,522     55.41%    $ 3,544,060     58.85%    $ 3,679,213     66.81%
   Construction                             302,776      4.44         302,310      5.02         200,417      3.64
   Multi-family units                        65,482      0.96          52,573      0.87             689      0.01
-------------------------------------------------------------------------------------------------------------------
     Total residential mortgage loans     4,146,780     60.81       3,898,943     64.74       3,880,319     70.46
-------------------------------------------------------------------------------------------------------------------
Commercial loans:
   Commercial non-mortgage                1,207,398     17.70         915,035     15.20         548,734      9.96
   Commercial real estate                   784,817     11.51         695,520     11.55         548,487      9.96
   Commercial construction                   72,216      1.06          45,648      0.76          67,717      1.23
-------------------------------------------------------------------------------------------------------------------
   Total commercial loans                 2,064,431     30.27       1,656,203     27.51       1,164,938     21.15
-------------------------------------------------------------------------------------------------------------------
Consumer loans:
   Home equity credit loans                 609,293      8.93         492,684      8.18         458,981      8.33
   Other consumer                            89,514      1.32          47,064      0.78          68,081      1.24
-------------------------------------------------------------------------------------------------------------------
     Total consumer loans                   698,807     10.25         539,748      8.96         527,062      9.57
-------------------------------------------------------------------------------------------------------------------
Loans receivable (net of fees
   and costs)                             6,910,018    101.33       6,094,894    101.21       5,572,319    101.18
Allowance for loan losses                   (90,809)    (1.33)        (72,658)    (1.21)        (65,201)    (1.18)
-------------------------------------------------------------------------------------------------------------------
   Loans receivable, net                $ 6,819,209    100.00%    $ 6,022,236    100.00%    $ 5,507,118    100.00%
-------------------------------------------------------------------------------------------------------------------

                                                            At December 31,
                                                     1997                      1996
--------------------------------------------------------------------------------------------
(Dollars in thousands)                        Amount         %          Amount         %
--------------------------------------------------------------------------------------------
Residential mortgage loans:
   1-4 family units                        $ 3,900,224     70.60%    $ 3,720,878     70.66%
   Construction                                117,619      2.13         109,923      2.09
   Multi-family units                           16,736      0.30          39,257      0.75
--------------------------------------------------------------------------------------------
     Total residential mortgage loans        4,034,579     73.03       3,870,058     73.50
--------------------------------------------------------------------------------------------
Commercial loans:
   Commercial non-mortgage                     369,658      6.69         328,375      6.24
   Commercial real estate                      530,080      9.59         525,697      9.98
   Commercial construction                      58,888      1.07          34,749      0.66
--------------------------------------------------------------------------------------------
   Total commercial loans                      958,626     17.35         888,821     16.88
--------------------------------------------------------------------------------------------
Consumer loans:
   Home equity credit loans                    494,537      8.95         465,220      8.83
   Other consumer                              108,775      1.97         104,681      1.99
--------------------------------------------------------------------------------------------
     Total consumer loans                      603,312     10.92         569,901     10.82
--------------------------------------------------------------------------------------------
Loans receivable (net of fees
   and costs)                                5,596,517    101.30       5,328,780    101.20
Allowance for loan losses                      (71,599)    (1.30)        (63,047)    (1.20)
--------------------------------------------------------------------------------------------
   Loans receivable, net                   $ 5,524,918    100.00%    $ 5,265,733    100.00%
--------------------------------------------------------------------------------------------

The following table sets forth the contractual maturity and interest-rate sensitivity of residential and commercial construction mortgage loans and commercial non-mortgage loans at December 31, 2000. Additionally, at December 31, 2000, the amount of these loans due after one year with fixed interest rates was $452.3 million and with adjustable or floating rates was $716.4 million.

                                                                   Contractual Maturity
-----------------------------------------------------------------------------------------------------------------------------------
                                                One Year              One to                 More Than
(In thousands)                                   or Less            Five Years              Five Years                Total
-----------------------------------------------------------------------------------------------------------------------------------
CONTRACTUAL MATURITY
   Construction loans:
      Residential mortgage                   $          --        $      302,776          $           --       $       302,776
      Commercial mortgage                           38,567                19,486                  14,163                72,216
   Commercial non-mortgage loans                   375,100               469,459                 362,839             1,207,398
-----------------------------------------------------------------------------------------------------------------------------------
      Total                                  $     413,667        $      791,721          $      377,002       $     1,582,390
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST-RATE SENSITIVITY
   Fixed rates                               $      32,343        $      305,743          $      146,568       $       484,654
   Variable rates                                  381,324               485,978                 230,434             1,097,736
-----------------------------------------------------------------------------------------------------------------------------------
      Total                                  $     413,667        $      791,721          $      377,002       $     1,582,390
-----------------------------------------------------------------------------------------------------------------------------------

WHOLESALE LENDING
Webster's wholesale expansion initiative allows Webster to expand outside its footprint absent the costs associated with retail offices. The Bank anticipates increased loan origination volume with the use of licensed mortgage brokers initially throughout the eastern United States. Mortgage loans are approved, closed, and funded by Webster Bank. The majority of loans are sold in the secondary market primarily to Fannie Mae, Federal Home Loan Mortgage Corporation or Government National Mortgage Association as mortgage-backed securities in order to achieve optimal pricing while not retaining the assets on Webster's balance sheet. Through the wholesale initiative, Webster Bank also expects to offer consumer lending and insurance products. These products include equity loans, equity lines of credit, as well as homeowners and auto insurance.

NONACCRUAL ASSETS AND DELINQUENCIES
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" Item 7 - "Asset Quality" within this report.

INVESTMENT ACTIVITIES

Webster has the authority to acquire, hold and transact various types of investment securities that are in accordance with applicable federal regulations, state statutes and within the guidelines of its internal investment policy. The types of investments that the Bank may invest in include: interest-bearing deposits of federally insured banks, federal funds, U.S. government treasuries and agencies including agency mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMOs"), private issue MBS and CMOs, municipal securities, corporate debt, commercial paper, banker's acceptances, structured notes, trust preferred securities, mutual funds and equity securities subject to restrictions applicable to federally chartered institutions. The Corporation's asset/liability management objectives also influence investment activities at both the holding company and Bank. The Bank is required to maintain liquid assets at regulatory minimum levels, which vary from time to time. The Bank uses various investments as permitted by regulation for meeting its liquidity requirement. See "Regulation" section within this report.

Webster, directly or through its bank subsidiary, maintains an investment portfolio that is primarily structured to provide a source of liquidity for operating demands, generate interest income and to provide a means to balance interest-rate sensitivity. The investment portfolio is classified into three major categories consisting of: available for sale, held to maturity, and trading securities.

The Bank uses interest-rate financial instruments within internal policy guidelines to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 10 to the Consolidated Financial Statements within this report.

At December 31, 2000, the combined investment portfolios of Webster and the Bank totaled $3.4 billion, with $3.3 billion and $95.0 million held by the Bank and Webster, respectively. At December 31, 2000 and 1999, the Bank's portfolio consisted primarily of mortgage-backed securities and agency securities. At December 31, 1999, the combined investment portfolios of the Bank and Webster totaled $3.1 billion, with $2.9 billion and $118.6 million held by the Bank and Webster, respectively. At December 31, 2000 and 1999, all of Webster's portfolio was classified as available for sale and consisted primarily of equity, mutual funds and corporate trust preferred securities.

The securities and investment portfolio of the Bank and Webster are managed by the Bank's Treasury Group in accordance with regulatory guidelines and established internal corporate investment policy. See Note 3 to the Consolidated Financial Statements within this report.

TRUST ACTIVITIES

The Bank, through its wholly-owned subsidiary, Webster Trust Company, N.A. ("Webster Trust"), manages the assets of and provides a comprehensive range of trust, custody, estate and administrative services to individuals, small to medium size companies and not-for-profit organizations (endowments and foundations). At December 31, 2000 and 1999, there were approximately $1.0 billion and $828.0 million of trust assets held and $706.0 million and $620.0 million of assets under management, respectively.

In 2000 Webster Trust established Webster Financial Advisors ("WFA"), a team of professionals that offers a full range of financial services for high-net-worth individuals and institutions. WFA offers clients one comprehensive source for all their financial needs. Services include investment management, trust and estate planning, retirement wealth management and tax planning and sophisticated credit and banking solutions. WFA also offers institutional services to Connecticut businesses and not-for-profit organizations.

WFA delivers tailored and sophisticated services through professionals who live and work in Connecticut and who are readily available for in-person consultations. In addition, WFA has the expertise that business clients and not-for-profit organizations require for addressing their retirement plan, foundation and endowment needs. WFA is based in Waterbury and has offices in several Connecticut communities, including Hartford, Kensington, New Haven, Westport and Wethersfield.

INSURANCE ACTIVITIES

Webster, through its wholly-owned subsidiary, Damman, offers a full range of insurance plans to both individuals and businesses. Damman, which operates under the name Webster Insurance, is a regional insurance brokerage agency with three operating divisions: individual and family insurance, financial services, and business and professional insurance. Insurance products and services include: commercial and personal property and casualty insurance; life, health, disability and long-term care insurance for individuals and businesses; annuities and investment products; risk management services; and pension and 401(k) plan administration. Webster Insurance is one of the largest insurance agencies based in Connecticut and writes in excess of $180 million in annual premiums with $14.4 million of insurance commissions in 2000.

FINANCIAL ADVISORY SERVICES

In November 2000, Webster, through its newly formed company Duff & Phelps, acquired a 65% interest in Duff & Phelps, LLC, a privately-owned company which has offices in Chicago, New York, Los Angeles, and Raleigh-Durham, NC. Duff & Phelps provides expertise in middle-market mergers and acquisitions, private placements, fairness opinions, valuations, ESOP and ERISA advisory services, and special financial advisory services. Duff & Phelps is expected to add in excess of $20 million of fee-based revenue on an annual basis, and further accelerates progress toward the strategic objective of broadening commercial bank product offerings and increasing revenue from fee-based services.

SOURCES OF FUNDS

Deposits, loan repayments, securities sales proceeds and maturities, borrowings and earnings are the primary sources of the Bank's funds available for use in its lending and investment activities and in meeting its operational needs. While scheduled loan repayments and securities payments are a relatively stable source of funds, deposit flows and loan prepayments are influenced by prevailing interest rates and local economic conditions. The Bank also uses funding from Federal Home Loan Bank ("FHLB") advances, repurchase agreements and various other borrowings.

Webster's main sources of liquidity are dividends from the Bank, interest and dividends on securities and net proceeds from borrowings and capital offerings. The main outflow of funds are payments of dividends to common stockholders and interest expense on capital securities, senior notes and other borrowings.

Webster attempts to control the flow of funds in its deposit accounts according to its need for funds and the cost of alternative sources of funds. Webster controls the flow of funds primarily by the pricing of deposits, which is influenced to a large extent by competitive factors in its market area and asset/liability management strategies.

DEPOSIT ACTIVITIES
The Bank has developed a variety of innovative deposit programs that are designed to meet depositors needs and attract both short-term and long-term deposits from the general public. The Bank's checking account programs offer a full line of accounts with varying features that include noninterest-bearing and interest-bearing account types. The Bank's savings account programs include statement and passbook accounts, money market savings accounts, club accounts and certificate of deposit accounts that offer short and long-term maturity options. The Bank offers IRA savings and certificate of deposit accounts that earn interest on a tax-deferred basis. The Bank also offers special rollover IRA accounts for individuals who have received lump-sum distributions. The Bank's checking and savings deposit accounts have several features that include: ATM Card and Check Card use, direct deposit, combined statements, 24-hour automated telephone banking services, bank by mail services and overdraft protection. Deposit customers can access their accounts in a variety of ways including ATMs, Web banking, telephone banking or by visiting a nearby branch. The Bank had $25.0 million and $50.0 million of brokered certificate of deposits, at December 31, 2000, and 1999, respectively. The decrease in brokered deposits was due to the maturity of $25.0 million during 2000.

The Bank receives retail and commercial deposits through its 114 full-service banking offices in Connecticut. The Bank relies primarily on competitive pricing policies and effective advertising to attract and retain deposits while emphasizing the objectives of quality customer service and customer convenience. The WebsterOne account is a banking relationship that affords customers the opportunity to avoid fees, receive free checks, earn premium rates on savings and simplify their bookkeeping with one combined account statement that links account balances. The Bank's Check Card can be used at over eighteen million Visa merchants worldwide to pay for purchases with money in a linked checking account. The Check Card also serves as an ATM Card for receiving cash, for processing deposits and transfers and obtaining account balances 24 hours per day.

Customer services also include ATM facilities that use state-of-the-art technology with membership in NYCE and PLUS networks and provide 24-hour access to linked accounts. The Bank's Internet Banking service allows customers the ability to transfer money between accounts, review statements, check balances and pay bills through personal computer use. The Bank's telephone banking service provides automated customer access to account information 24 hours per day, seven days per week, and to service representatives at certain established hours. Customers can transfer account balances, process stop payments and address changes, place check reorders, open deposit accounts, inquire about account transactions and request general information about The Bank's products and services. The Bank's services provide for automatic loan payment features from its accounts as well as for direct deposit of Social Security, payroll, and other retirement benefits. See Note 7 to the Consolidated Financial Statements for deposit information.

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

The Bank uses long-term and short-term FHLB advances as a source of funding to meet liquidity and planning needs when the cost of these funds are favorable as compared to alternate funding sources. At December 31, 2000 and 1999, FHLB advances totaled $2.4 billion and $1.7 billion and represented 79% and 61%, respectively, of total outstanding borrowed funds.

Additional funding sources are available to the Bank through securities sold under agreement to repurchase, purchased federal funds and lines of credit with correspondent banks. Total other borrowings were $650.2 million and $1.1 billion at December 31, 2000 and 1999 and represented 21% and 39%, respectively, of borrowed funds. Outstanding borrowings through securities sold under agreement to repurchase totaled $489.4 and $943.8 million at December 31, 2000 and 1999, respectively.

In November 2000, Webster completed a registered offering of $126.0 million of 8.72% Senior Notes due 2007 (the "Senior Notes"). The net proceeds from the note placement were generated for general corporate purposes. The Senior Notes are not redeemable prior to the maturity date of November 30, 2007. The senior notes outstanding as of December 31, 1999, in the amount of $40 million at 8.75%, originated from a 1993 offering that matured on June 30, 2000.

BANK SUBSIDIARIES

The Bank's investment in its service corporation subsidiary, Webster Investment Services, Inc., totaled $4.4 million and $1.5 million at December 31, 2000 and 1999, respectively. The activities of this broker-dealer subsidiary consist primarily of the selling of mutual funds and annuities. Webster Investment Services plans to introduce new products and services, including asset management products and various financial planning tools.

The Bank's investment in its trust subsidiary corporation, Webster Trust, totaled $8.2 and $8.6 million at December 31, 2000 and 1999, respectively. The trust had approximately $1.0 billion and $828.0 million of trust assets held and $706.0 million and $620.0 million in assets under management at December 31, 2000 and 1999, respectively.

The Bank's investment in its operating subsidiary corporation, FCB Properties, Inc., totaled $157,000 and $2.0 million at December 31, 2000 and 1999, respectively. The primary function of this operating subsidiary is to dispose of foreclosed properties.

The Bank's investment in its real estate investment trust ("REIT") operating subsidiary corporation, Webster Preferred Capital Corporation, totaled $917.8 million and $916.7 million at December 31, 2000 and 1999, respectively. The primary function of the REIT is to provide a cost-effective means of raising funds, including capital, on a consolidated basis for the Bank. The REIT's strategy is to acquire, hold and manage real estate mortgage assets.

The Bank's investment in its internet lending subsidiary, Nowlending LLC, totaled $3.0 million and $2.3 million at December 31, 2000 and 1999, respectively. The primary function of this subsidiary is to provide an efficient national network for the origination of residential mortgages through the internet.

The Bank's investment in its passive investment subsidiary, Webster Mortgage Investment Corporation totaled $2.5 billion and $2.1 billion at December 31, 2000 and 1999, respectively. The primary function of this subsidiary is to provide servicing on passive investments, which include loans secured by real estate. This passive investment company derives additional state income tax benefits.

EMPLOYEES

At December 31, 2000, Webster had 2,197 employees (including 369 part-time employees), none of whom were represented by a collective bargaining group. Webster maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan, an employee 401(k) investment plan, an employee stock purchase plan and an employee stock ownership plan. Management considers Webster's relations with its employees to be good.

MARKET AREA AND COMPETITION

The Bank is headquartered in Waterbury, Connecticut (New Haven County) and conducts business from its home office in downtown Waterbury and 113 branch offices that are located in the state of Connecticut. The branches are in Waterbury, Ansonia, Bethany, Branford, Cheshire, Derby, East Haven, Guilford, Hamden, Madison, Meriden, Middlebury, Milford, Naugatuck, New Haven, North Haven, Orange, Oxford, Prospect, Seymour, Southbury, Wallingford and West Haven (New Haven County); New Milford, Thomaston, Torrington, Watertown and Winsted
(Litchfield County); Brookfield, Danbury, Fairfield, Ridgefield, Shelton, Stratford, Trumbull, Westport and Wilton (Fairfield County); Avon, Berlin, Bloomfield, Bristol, Canton, East Hartford, East Windsor, Enfield, Farmington, Forestville, Glastonbury, Hartford, Kensington, Manchester, New Britain, Newington, Plainville, Poquonock, Rocky Hill, Simsbury, Southington, South Windsor, Suffield, Terryville, West Hartford, Wethersfield and Windsor (Hartford County); Cromwell, Essex, Middletown and Old Saybrook (Middlesex County); Old Lyme (New London County) and Ellington, Somers and Vernon (Tolland County). Waterbury is approximately 30 miles southwest of Hartford and is located on Route 8 midway between Torrington and the New Haven and Bridgeport metropolitan areas. Most of the Bank's depositors live, and most of the properties securing its mortgage loans are located, in the same area or the adjoining counties. The Bank's market area has a diversified economy with the workforce employed primarily in manufacturing, financial services, healthcare, industrial and technology companies.

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

Webster Trust has offices located in Kensington, New Haven, Waterbury, Westport and Wethersfield, Connecticut. Webster Investment Services is headquartered in Bristol, Connecticut with offices located throughout Webster's branch network. Webster Insurance has offices in Cheshire, East Hartford, Norwich, Wallingford, Westport and Waterford, Connecticut. Duff & Phelps has offices in Chicago, New York, Los Angeles and Raleigh-Durham.

REGULATION

Webster, as a savings and loan holding company, and Webster Bank, as a federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OTS as their primary federal regulator. Webster Bank is also subject to regulation, supervision and examination by the FDIC and as to certain matters by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). See Management's Discussion and Analysis of Financial Condition & Results of Operations and Notes to the Consolidated Financial Statements within this report as to the impact of certain laws, rules and regulations on the operations of the Company and the Bank. Set forth below is a description of certain regulatory developments.

The Bank is subject to substantial regulatory restrictions on its ability to pay dividends to Webster. Under OTS capital distribution regulations that became effective in early 1999, provided that as long as the Bank meets the OTS capital requirements before and after the payment of dividends, the Bank may pay dividends to Webster, without prior OTS approval, equal to the net income to date over the calendar year, plus retained net income over the preceding two years. In addition, the OTS has discretion to prohibit any otherwise permitted capital distributions on general safety and soundness grounds, and must be given 30 days' advance notice of all capital distributions, during which time it may object to any proposed distribution.

Legislation,  adopted in  December  2000,  deleted  the  provisions  of the Home
Owners' Loan Act that required federal savings banks to hold a specific percentage of liquid assets. It is anticipated that the OTS will revise its liquidity regulations to conform to the legislative changes.

This legislation also made revisions to the Home Owners' Loan Act that will allow savings and loan holding companies such as Webster to acquire non-controlling interests of up to 24.9% in another savings association or savings and loan holding company, subject to receiving the prior approval of the OTS. Webster does not have any plans to make such an acquisition at this time.

TAXATION

FEDERAL INCOME TAXES
Webster, on behalf of itself and its subsidiaries, files a calendar tax year consolidated federal income tax return, except for the Bank's REIT subsidiary and Duff & Phelps, LLC, which file stand alone returns. Webster and its subsidiaries report income and expenses using the accrual method of accounting. Tax law changes were enacted in August 1996 to eliminate the thrift bad debt method of calculating bad debt deductions for tax years after 1995 and to impose a requirement to recapture into taxable income (over a six-year period) all bad debt reserves accumulated after 1987. Since Webster previously recorded a deferred tax liability with respect to these post-1987 reserves, its total tax expense for financial reporting purposes will not be affected by the recapture requirement. The tax law changes also provide that taxes associated with the recapture of pre-1988 bad debt reserves would become payable under more limited circumstances than under prior law. Under the tax laws, as amended, events that would result in recapture of the pre-1988 bad debt reserves include stock and cash distributions to the holding company from the Bank in excess of specified amounts. Webster does not expect such reserves to be recaptured into taxable income. At December 31, 2000 and 1999, Webster had pre-1988 reserves of approximately $50.0 million and $41.0 million, respectively.

Webster will be subject to the alternative minimum tax if such tax is larger than the regular federal tax otherwise payable. Generally, alternative minimum taxable income is a taxpayer's regular taxable income, increased by the taxpayer's tax preference items for the year and adjusted by computing certain deductions in a special manner which negates the acceleration of such deductions under the regular federal tax. This amount is then reduced by an exemption amount and is subject to tax at a 20% rate. In the past, Webster has not generally paid alternative minimum tax and does not expect to do so for the 2000 year.

Webster's federal income tax returns have been examined by the Internal Revenue Service or the statute of limitations have expired for tax years through 1996.

Webster and its subsidiaries are under examination by the Internal Revenue Service for the tax years ended December 31, 1997 and 1998. No significant changes to the Company's financial statement position are anticipated to result from these examinations.

STATE INCOME TAXES
The State of Connecticut enacted tax law changes in May 1998, allowing for the formation of a Passive Investment Company ("PIC") by financial institutions. This legislation exempts PIC's from state income taxation in Connecticut, and exempts from inclusion in Connecticut taxable income the dividends paid from a PIC to a related financial institution. Webster Bank qualifies as a financial institution under the statute, and has organized a PIC that began operations in the first quarter of 1999. The legislation is effective for tax year beginning on or after January 1, 1999. Webster's formation of a PIC has reduced its Connecticut tax expense in 1999 and, as a result of the PIC's formation, a deferred tax charge was taken in the fourth quarter of 1998. State income taxation is in accordance with the corporate income tax laws of the State of Connecticut and other states on an apportioned basis. For the State of Connecticut, the Corporation and its subsidiaries, exclusive of the REIT subsidiary and PIC subsidiary, are required to pay taxes under the larger of two methods but no less than the minimum tax of $250 per entity. Method one is 7.5% of the year's taxable income (which, with certain exceptions, is equal to taxable income for federal purposes) or method two (additional tax on capital), is an amount equal to 3 and 1/10 mills per dollar on its average capital. The Bank is not required to compute tax under method two.

Webster expects to pay no state taxes to Connecticut for the foreseeable future, due to the operation of its PIC subsidiary. Webster also pays state tax in the States of Massachusetts and New Hampshire due to having business locations in New Hampshire and business activity in Massachusetts. Duff & Phelps pays state taxes in Illinois, California, New York and North Carolina, due to its investment in Duff & Phelps, LLC. These state taxes are minimal.


ITEM 2.  PROPERTIES

At December 31, 2000, Webster had 114 offices, which includes 31 banking offices, including its main office, in New Haven County, 53 banking offices in Hartford County, 13 banking offices in Fairfield County, 9 banking offices in Litchfield County, 4 banking offices in Middlesex County, 3 banking offices in Tolland County, and 1 banking office in New London County. Of these, 55 offices are owned and 59 offices are leased. Lease expiration dates range from 1 to 87 years with renewal options of 3 to 35 years. Additionally, the Bank maintains five trust offices: one in Fairfield County, two in Hartford County and two in New Haven County.

The total net book value of properties and furniture and fixtures owned and used for banking and trust offices at December 31, 2000 was $94.3 million. The following table provides detail for the total book value amount.

                                                                                                      At December 31, 2000
----------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                             Book Value
----------------------------------------------------------------------------------------------------------------------------
Land & improvements, net                                                                                   $    12,325
Buildings & improvements, net                                                                                   39,112
Leasehold improvements, net                                                                                      7,060
Furniture & equipment, net                                                                                      35,766
----------------------------------------------------------------------------------------------------------------------------
   Total                                                                                                   $    94,263
----------------------------------------------------------------------------------------------------------------------------


ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Webster or any of its subsidiaries is a party or of which any of their property is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      Not applicable
(b)      Not applicable
(c)      Not applicable
(d)      Not applicable

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Webster is traded on the Nasdaq National Market System under the symbol "WBST."

The following table shows dividends declared and the market price per share by quarter for 2000 and 1999. Webster increased its quarterly dividend to $.16 per share in 2000.

-----------------------------------------------------------------------------------------------------------------------------------
                                                    COMMON STOCK (PER SHARE)

                                              Cash
                                            Dividends                 Market Price                   End of
                    2000                    Declared              Low                High            Period
-----------------------------------------------------------------------------------------------------------------------------------
                   Fourth                 $  .16              $  21.88            $  29.63        $   28.31
                   Third                     .16                 21.19               27.06            26.94
                   Second                    .16                 20.19               25.19            22.19
                   First                     .14                 20.13               24.19            23.00

                                              Cash
                                            Dividends                 Market Price                   End of
                    1999                    Declared              Low                High            Period
-----------------------------------------------------------------------------------------------------------------------------------
                   Fourth                 $  .12              $  21.88            $  28.75        $   23.56
                   Third                     .12                 24.75               28.81            25.50
                   Second                    .12                 26.19               32.00            27.13
                   First                     .11                 27.44               31.13            28.88

Webster had approximately 12,437 shareholders of common stock at February 28, 2001. The number of shareholders of record was determined by Webster's stock transfer agent, American Stock Transfer and Trust Company.

Payment of dividends from the Bank to Webster is subject to certain regulatory and other restrictions. Payment of dividends by Webster on its stock is subject to various restrictions, none of which is expected to limit any dividend policy which the Board of Directors may in the future decide to adopt. Under Delaware law, Webster may pay dividends out of surplus or, in the event there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the two preceding fiscal years. Dividends may not be paid out of net profits, however, if the capital of Webster has been diminished to an amount less than the aggregate amount of capital represented by all classes of issued and outstanding preferred stock.

OTHER EVENTS

The annual meeting of shareholders of Webster will be held on April 26, 2001.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                          December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)            2000            1999             1998             1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF CONDITION
Total assets                                      $   11,249,508   $    9,931,744   $   9,836,029   $    9,902,775    $  8,061,569
Loans receivable, net                                  6,819,209        6,022,236       5,507,118        5,524,918       5,265,733
Securities                                             3,405,080        3,066,901       3,662,829        3,770,670       2,263,374
Intangible assets                                        326,142          138,829          83,227           83,731          86,400
Deposits                                               6,941,522        6,191,091       6,312,974        6,411,505       6,441,412
FHLB advances and other borrowings                     3,030,225        2,788,445       2,575,608        2,588,178         963,614
Shareholders' equity                                     890,374          635,667         626,454          585,603         535,087

OPERATING INCOME
Net interest income                               $      326,516   $      303,513   $     282,611   $      285,758      $  252,643
Provision for loan losses                                 11,800            9,000           8,103           26,449          15,741
Noninterest income                                       128,821           92,630          82,638           47,723          56,833
Noninterest expenses:
   Acquisition-related expenses                               --            9,500          20,993           31,989             500
   Other noninterest expenses                            267,130          234,961         208,440          197,544         196,686
-----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest expenses                            267,130          244,461         229,433          229,533         197,186
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                               176,407          142,682         127,713           77,499          96,549
Income taxes                                              58,116           47,332          49,694           29,887          35,713
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                               118,291           95,350          78,019           47,612          60,836
Preferred stock dividends                                     --               --              --               --           1,149
-----------------------------------------------------------------------------------------------------------------------------------
Income available to common shareholders           $      118,291   $       95,350   $      78,019   $       47,612       $  59,687

SIGNIFICANT STATISTICAL INFORMATION
Interest-rate spread                                        3.16%           3.18%            2.83%           3.18%            3.22%
Net interest margin                                         3.29            3.32             2.97            3.35             3.40
Return on average shareholders' equity                     16.72           15.33            12.82            8.61            11.44
Return on average assets                                    1.11            0.98             0.77            0.53             0.75
Allowance for loan losses/gross loans                       1.31            1.19             1.17            1.28             1.18
Net income per common share:
   Basic                                          $         2.58   $        2.14    $        1.72   $        1.06          $  1.38
   Diluted                                                  2.55            2.10             1.69            1.04             1.32
Dividends declared per common share                         0.62            0.47             0.44            0.40             0.33
Dividend payout ratio                                      24.31%          22.38%           26.04%          38.46%           25.00%
Fee income as a percentage of total revenue                25.20           21.67            17.48           12.81            12.73
Noninterest expenses to average assets                      2.51            2.51             2.28            2.57             2.52
Noninterest expenses to average assets,
   adjusted (a)                                             2.11            2.07             1.78            2.04             2.40
Diluted weighted-average shares                           46,428          45,393           46,118          45,966           46,434
Book value per common share                       $        18.19   $       14.09    $       14.02   $       13.15         $  12.08
Tangible book value per common share                       11.53           11.02            12.16           11.27            10.10
Average shareholders' equity to average assets              6.65%           6.38%            6.04%           6.18%            6.80%

(a) Excludes non-recurring items, intangible amortization, capital securities, preferred dividend and foreclosed property expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the year 2000, Webster reported net income of $118.3 million, or $2.55 per diluted common share which exceeded net income of $95.4 million for the previous year period by $22.9 million or 24%. The improvement for the current year period was the result of increased net interest income combined with higher noninterest income that more than offset an increase in operating expenses. The increase in net interest income primarily reflects an increase of $720.5 million in average interest-earning assets and higher realized yields for the current year period. Interest-rate spread was 3.16% and interest margin was 3.29% for the current year period. Noninterest income reached $128.8 million and increased $36.2 million or 39% when compared to $92.6 million for the previous year period. The increase in noninterest income was primarily due to increased income from fees, service charges, commissions and financial advisory services that were $27.0 million over the previous year period. Noninterest expenses compared to the previous year, excluding $9.5 million of acquisition-related costs, increased $32.2 million. The increase in noninterest expenses, for the current year period is primarily the result of purchase acquisitions that were completed during the 2000 year period that increased compensation and benefits expense, occupancy and furniture and fixture expenses and intangible amortization expense. See Note 2 to the Consolidated Financial Statements for information concerning the purchase acquisitions.

COMPARISON OF 2000 AND 1999 YEARS

NET INTEREST INCOME
Net interest income before provision for loan losses increased $23.0 million in 2000 to $326.5 million from $303.5 million in 1999. The increase is due primarily to a higher level of average interest-earning assets and increased yields on the assets that more than offset the effect of higher interest-bearing liabilities and higher costs on the liabilities. See "Interest Income" and "Interest Expense" discussions that follow. Interest-rate spread for 2000 was 3.16% as compared to 3.18% for 1999. The decrease in interest-rate spread was primarily due to higher costs incurred on time deposits and borrowed funds.

INTEREST INCOME
Total interest income for 2000 amounted to $738.9 million, an increase of $93.1 million or 14.4% when compared to $645.8 million in 1999. The higher interest income for 2000 was due primarily to an increase in the average volume of loans and higher yields realized on loans and securities. The average balance on loans increased $739.2 million in 2000 and the rate earned on loans increased 42 basis points when 2000 is compared to 1999. The increase on the average balance for loans is due primarily to higher balances for commercial loans of $458.2 million and residential mortgages of $188.3 million for 2000. The average balance on securities decreased $18.7 million in 2000, however the rate earned on the securities increased 19 basis points when compared to 1999.

INTEREST EXPENSE
Interest expense for 2000 totaled $412.4 million, an increase of $70.1 million when compared to $342.3 million in 1999. The increased interest expense was due primarily to higher interest costs on borrowings that increased 92 basis points for 2000. Average funds for borrowings increased by $410.5 million for 2000 due primarily to FHLB advances that increased $462.3 million which were offset partially by lower repurchase agreement borrowings of $43.0 million. Higher costs on interest-bearing deposits, particularly time deposits, combined with an average fund increase of $261.8 million were also contributing factors to increased interest expense in 2000 when compared to 1999.

The following table shows the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned or paid by Webster.

                                                            Years ended December 31,
----------------------------------------------------------------------------------------------------------------------------------
                                              2000                                                1999
                             Average                         Average              Average                      Average
(Dollars in thousands)       Balance        Interest         Yields               Balance       Interest        Yields
----------------------------------------------------------------------------------------------------------------------------------
Loans, net (a)             $ 6,541,659    $   518,315(b)      7.92%            $ 5,802,453    $   435,326(b)     7.50%
Securities and interest-
  bearing deposits           3,298,959        220,596         6.49(c)            3,317,708        210,466        6.30(c)
----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning
  assets                   $ 9,840,618    $   738,911         7.43%            $ 9,120,161    $   645,792        7.06%
Other assets                   799,597                                             624,963
----------------------------------------------------------------------------------------------------------------------------------
Total assets               $10,640,215                                         $ 9,745,124
----------------------------------------------------------------------------------------------------------------------------------
Savings and escrow         $ 1,509,414    $    31,036         2.06%            $ 1,477,856    $    34,058        2.30%
Money market savings,
  NOW and DDA                1,821,948         19,894         1.09               1,519,929         15,185        1.00
Time deposits                3,308,228        173,364         5.24               3,228,480        154,562        4.79
FHLB advances                2,047,743        128,447         6.27               1,585,458         84,498        5.33
Repurchase agreements
  and other borrowings         935,629         56,744         6.06                 978,581         50,316        5.14
Senior notes                    31,142          2,910         9.34                  40,000          3,660        9.15
----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities              $ 9,654,104    $   412,395         4.27%            $ 8,830,304    $   342,279        3.88%
Other liabilities               78,870                                              93,252
Capital securities and
  minority interest            199,577                                             199,577
Shareholders' equity           707,664                                             621,991
----------------------------------------------------------------------------------------------------------------------------------
Net interest income and
  interest-rate spread                    $   326,516         3.16%                           $   303,513        3.18%
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity     $10,640,215                                         $ 9,745,124
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                           3.29%                                              3.32%
----------------------------------------------------------------------------------------------------------------------------------


                                   Years ended December 31,
----------------------------------------------------------------------
                                             1998
                              Average                      Average
(Dollars in thousands)        Balance       Interest        Yields
----------------------------------------------------------------------
Loans, net (a)              $ 5,416,531   $   430,636(b)    7.95%
Securities and interest-
  bearing deposits            4,058,354       251,601       6.15(c)
----------------------------------------------------------------------
Total interest-earning
  assets                    $ 9,474,885   $   682,237       7.16%
Other assets                    604,943
----------------------------------------------------------------------
Total assets                $10,079,828
----------------------------------------------------------------------
Savings and escrow          $ 1,399,519   $    34,503       2.47%
Money market savings,
  NOW and DDA                 1,346,043        13,798       1.03
Time deposits                 3,651,017       192,880       5.28
FHLB advances                 1,675,789        96,140       5.74
Repurchase agreements
  and other borrowings        1,049,520        58,645       5.59
Senior notes                     40,000         3,660       9.15
----------------------------------------------------------------------
Total interest-bearing
  liabilities               $ 9,161,888   $   399,626       4.33%
Other liabilities               109,993
Capital securities and
  minority interest             199,577
Shareholders' equity            608,370
----------------------------------------------------------------------
Net interest income and
  interest-rate spread                    $   282,611       2.83%
----------------------------------------------------------------------
Total liabilities and
  shareholders' equity      $10,079,828
----------------------------------------------------------------------
NET INTEREST MARGIN                                         2.97%
----------------------------------------------------------------------

(a)  Interest on nonaccrual  loans has been included only to the extent reflected in the Consolidated  Statements of Income.
     Nonaccrual loans, however, are included in the average balances outstanding.

(b)  Includes amortization of net deferred loan costs (net of fees) and premiums (net of discounts) of: $1.5 million, $496,000 and $1.9 million in 2000, 1999 and 1998, respectively.

(c)  Unrealized gains (losses) are excluded from the average yield calculations.

Net interest income also can be understood in terms of the impact of changing rates and changing volumes. The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have impacted Webster's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume) and (iii) the net change. The change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                                                  Years ended December 31,                       Years ended December 31,
                                                        2000 v. 1999                                   1999 v. 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                 Increase (Decrease) Due to                     Increase (Decrease) Due to
(In thousands)                                 Rate         Volume         Total            Rate         Volume          Total
------------------------------------------------------------------------------------------------------------------------------------
Interest on Interest-earning Assets:
  Loans                                    $   25,341     $  57,648     $   82,989     $  (17,729)   $    22,419         $ 4,690
  Securities                                   17,737         (7,607)       10,130          6,694        (47,829)        (41,135)
------------------------------------------------------------------------------------------------------------------------------------
     Total                                 $   43,078     $  50,041     $   93,119     $  (11,035)   $   (25,410)      $ (36,445)
------------------------------------------------------------------------------------------------------------------------------------
Interest on Interest-bearing Liabilities:
  Deposits                                 $    6,891     $  13,598     $   20,489     $  (31,096)   $    (6,280)      $ (37,376)
  FHLB advances and other
    borrowings                                 25,962        23,665         49,627        (11,028)        (8,943)        (19,971)
------------------------------------------------------------------------------------------------------------------------------------
     Total                                 $   32,853     $  37,263     $   70,116     $  (42,124)   $   (15,223)      $ (57,347)
------------------------------------------------------------------------------------------------------------------------------------
Net change in net interest income          $   10,225     $  12,778     $   23,003     $    31,089   $   (10,187)      $ 20,902
------------------------------------------------------------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES
The provision for loan losses for 2000 was $11.8 million compared to $9.0 million in 1999. The increase for 2000 is primarily attributable to the increase in gross loans of $815.1 million and a shift within the loan portfolio to a higher concentration of commercial loans. The allowance for losses on loans totaled $90.8 million and represented 221% of nonaccrual loans at December 31, 2000 versus $72.7 million or 189% of nonaccrual loans at December 31, 1999. The allowance for loan losses to gross loans increased to 1.31% at December 31, 2000 from 1.19% at December 1999, reflecting the changing asset mix.

NONINTEREST INCOME
Noninterest income for 2000 totaled $128.8 million, compared to $92.6 million in 1999. Fees and service charges were $93.9 million in 2000, which was an increase of $27.0 million, or 40% from 1999 due primarily to revenue related to trust and investment services, financial advisory services, insurance commissions and expanded product offerings to Webster's growing customer base. Trust, investment service and financial advisory services increased $9.2 million to $19.5 million in 2000 compared to $10.2 million in 1999. Insurance commissions increased $7.2 million or 100%, to $14.4 million in 2000. Gain on the sale of securities amounted to $8.4 million in 2000 compared to $4.2 million in 1999. The gain on the sale of deposits of $4.9 million was the result of the sale of two New Hampshire branches in December 2000. A one-time life insurance benefit of $1.1 million is included in noninterest income for the year 2000.

NONINTEREST EXPENSES
Noninterest expenses for 2000 were $267.1 million compared to $244.5 million in 1999. The 1999 results include acquisition-related expenses totaling $9.5 million related to the NECB acquisition that occurred in December 1999. Excluding acquisition-related expenses, noninterest expenses for 2000 increased $32.2 million compared to 1999. The increase in noninterest expense for 2000 is due primarily to purchase acquisitions that were completed during 2000 that increased compensation and benefits expense, occupancy and furniture and equipment expense and intangible amortization expense. Included in noninterest expenses for 2000 was $1.7 million in non-recurring facilities expenses. Intangible amortization expense increased $8.6 million to $22.4 million in 2000.

INCOME TAXES
Income tax expense for 2000 increased to $58.1 million from $47.3 million in 1999. The increase in income tax expense is due primarily to a $33.7 million increase in income before taxes. The effective tax rate was 33% for the years ended December 31, 2000 and 1999.

COMPARISON OF 1999 AND 1998 YEARS

GENERAL
For 1999, Webster reported net income of $95.4 million, or $2.10 per diluted share. Included in the 1999 results are before-tax acquisition-related expenses of $9.5 million. Excluding the effect of acquisition-related expenses, net income for the 1999 year was $102.2 million or $2.25 per diluted share. Net income for 1998 amounted to $78.0 million or $1.69 per share on a diluted basis. Included in the 1998 results are before-tax acquisition-related expenses of $21.0 million and provisions for loan losses of $1.5 million specifically related to the Eagle acquisition. Also, included in the 1998 results is a non-recurring net tax expense of $3.2 million. Excluding the effect of acquisition-related expenses, provisions for loan losses and non-recurring net tax expense, net income for the 1998 year was $97.0 million or $2.10 per diluted share.

NET INTEREST INCOME
Net interest income before provision for loan losses increased $20.9 million in 1999 to $303.5 million from $282.6 million in 1998. The increase is primarily attributable to a reduction of the cost of interest-bearing liabilities. The cost of interest-bearing liabilities was lower in 1999 due primarily to lower rates on deposits and borrowings. The average balance for interest-bearing deposits was $5.6 billion with a yield of 3.63% for 1999 compared to $5.8 billion with a yield of 4.13% for 1998. Interest-rate spread for 1999 increased to 3.18% compared to 2.83% in 1998.

INTEREST INCOME
Total interest income for 1999 amounted to $645.8 million, a decrease of $36.4 million, or 5.3% compared to $682.2 million in 1998. The lower interest income for 1999 was due primarily to a decrease in total average interest-earning assets and lower yields that were partially offset by an increase in net loans. The yield on the interest-earning assets was 7.06% in 1999 and 7.16% in 1998. The average balance for investment securities was $3.3 billion with a yield of 6.30% for the 1999 year compared to $4.1 billion with a yield of 6.15% for 1998.

INTEREST EXPENSE
Interest expense for 1999 totaled $342.3 million, a decrease of $57.3 million compared to $399.6 million in 1998. The lower interest expense for 1999 was due primarily to a decrease in total interest-bearing liabilities and a lower cost on these funds. The cost of deposits and borrowings decreased for the 1999 period.

PROVISION FOR LOAN LOSSES
The provision for loan losses for 1999 was $9.0 million compared to $8.1 million in 1998. The increase for 1999 is attributable to the increase in gross loans and a shift within the loan portfolio to a higher concentration of commercial loans. The allowance for losses on loans totaled $72.7 million and represented 189% of nonaccrual loans at December 31, 1999 versus $65.2 million or 212% of nonaccrual loans at December 31, 1998.

NONINTEREST INCOME
Noninterest income for 1999 totaled $92.6 million compared to $82.6 million in 1998. Fees and service charges were $66.9 million in 1999, an increase of $19.7 million, or 42% from 1998 due primarily to an increase in the customer base and fees generated as a result of our expanded product offerings, including insurance and trust and investment services. Gain on the sale of loans and mortgage loan servicing rights decreased to $4.4 million in 1999 compared to $5.8 million in 1998, due primarily to the 1998 sale of the credit card portfolio. Gain on the sale of securities amounted to $4.2 million in 1999 compared to $17.0 million in 1998. Other noninterest income was $9.1 million in 1999, an increase of $2.1 million from $7.0 million in 1998.

NONINTEREST EXPENSES
Noninterest expenses for 1999 were $244.5 million compared to $229.4 million in 1998. Included in the 1999 total are acquisition-related expenses totaling $9.5 million for the NECB acquisition. The 1998 results include acquisition-related expenses totaling $21.0 million, which include: $17.4 million for the Eagle acquisition, $3.4 million for the Bank of

South Windsor acquisition and $200,000 for the Olde Port acquisition. Excluding acquisition-related expenses, noninterest expenses for 1999 increased $26.5 million compared to 1998. In 1998, compensation and benefits expense included a $1.5 million reduction in expenses related to the consolidation of the former Eagle pension and post-retirement benefits plans into Webster's plans.

INCOME TAXES
Income tax expense for 1999 decreased to $47.3 million from $49.7 million in 1998. The decrease in income tax expense is due to a $3.2 million non-recurring net tax expense in 1998, related primarily to the formation of a Connecticut Passive Investment Company and the related reduction in Connecticut income tax in 1999 (see "Tax Legislation").

FINANCIAL CONDITION

At December 31, 2000, Webster's total assets were $11.2 billion reflecting an increase of $1.3 billion or 13.3% as compared to total assets of $9.9 billion at December 31, 1999. The increase in total assets for the current year period was primarily due to increases in net loans receivable and investment securities of $797.0 million and $338.0 million, respectively, as compared to balances at December 31, 1999. At December 31, 2000, Webster's allowance for loan losses totaled $90.8 million and was 221% of nonaccrual loans and was 1.31% of outstanding loans. See "Asset Quality" within this section for more information concerning the allowance for loan losses and delinquencies. Total liabilities increased $1.1 billion for the current year period primarily due to increases in deposits and borrowings of $750.4 million and $241.8 million, respectively. Total equity at December 31, 2000 totaled $890.4 million, which was a $254.7 million increase from $635.7 million at December 31, 1999. Webster Bank's capital ratios presented in the following table remained strong at December 31, 2000 and exceeded all required regulatory capital ratio levels. See Note 13 to the Consolidated Financial Statements for information concerning shareholder's equity.

At December 31, 2000 and 1999, the Bank was in full compliance with all applicable regulatory capital requirements as detailed below:

                                                                                     OTS Minimum
                                                   Actual                        Capital Requirements         Well Capitalized
(Dollars in thousands)                             Amount           Ratio         Amount        Ratio        Amount        Ratio
------------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2000
Total capital (to risk-weighted assets)         $   773,773      11.45%       $   540,672      8.00%      $   675,839    10.00%
Tier 1 capital (to risk-weighted assets)            689,234      10.20            270,336      4.00           405,504     6.00
Tier 1 capital (to adjusted total assets)           689,234       6.39            431,200      4.00           539,000     5.00
Tangible capital (to adjusted total assets)         686,166       6.37            217,388      2.00            No Requirement

AT DECEMBER 31, 1999
Total capital (to risk-weighted assets)         $   727,399      12.30%       $   473,243      8.00%      $   591,554    10.00%
Tier 1 capital (to risk-weighted assets)            656,561      11.10            236,621      4.00           354,932     6.00
Tier 1 capital (to adjusted total assets)           656,561       6.73            390,374      4.00           487,967     5.00
Tangible capital (to adjusted total assets)         652,439       6.69            195,104      2.00            No Requirement

The Bank is required to maintain minimum levels of liquid assets as defined by regulations adopted by the Office of Thrift Supervision ("OTS"). This requirement, which may be varied by the OTS, is based upon a percentage of net withdrawable deposits and short-term borrowings. The required liquidity ratio is currently 4.00% and the Bank's liquidity ratio at December 31, 2000 exceeded the requirement. Webster Bank is also required by regulation to maintain sufficient liquidity to ensure safe and sound operations. Adequate liquidity as assessed by the OTS may vary from institution to institution depending on such factors as the institution's overall asset/liability structure, market conditions, competition and the nature of the institution's deposit and loan customers. The OTS considers both an institution's liquidity ratio as well as safety and soundness issues in assessing whether an institution has sufficient liquidity.

LIQUIDITY AND CAPITAL RESOURCES

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

Webster is a member of the Federal Home Loan Bank ("FHLB") system and has additional borrowing capacity from the FHLB of approximately $2.0 billion at December 31, 2000. At that date, the Bank had FHLB advances outstanding of $2.4 billion compared to $1.7 billion at December 31, 1999. See Note 8 to the Consolidated Financial Statements.

Webster's main sources of liquidity at the holding company level are dividends from the Bank, investment income and net proceeds from borrowings and capital offerings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster's common stock, and the payment of interest to holders of Webster's Senior Notes and capital securities. In November 2000, Webster issued $126.0 million of Senior Notes with a fixed rate of 8.72%. See Note 9 to the Consolidated Financial Statements for further information on the Senior Notes. There are certain restrictions on the payment of dividends by the Bank to Webster. See Note 13 to the Consolidated Financial Statements for further information on dividend restrictions. Webster also maintains $100.0 million in revolving lines of credit with correspondent banks.

During 2000, Webster repurchased a total of 4,952,814 shares of its common stock under a repurchase program. See Note 13 to the Consolidated Financial Statements for further information concerning stock repurchases.

Applicable OTS regulations require the Bank, as a federal savings bank, to satisfy certain minimum capital requirements, including a leverage capital requirement and risk-based capital requirements. As an OTS regulated savings institution, the Bank is also subject to a minimum tangible capital requirement. At December 31, 2000, the Bank was in full compliance with all applicable capital requirements. See Note 13 to the Consolidated Financial Statements for further information concerning capital.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

Interest-rate  risk  is  the  sensitivity  of  the  market  value  of  Webster's interest-sensitive assets and liabilities and the sensitivity of Webster's earnings to changes in interest rates over short-term and long-term time horizons. The primary goal of interest-rate risk management is to control risk within limits approved by the Board of Directors. Webster's Asset & Liability Management Committee manages interest-rate risk to maximize net interest income and net market value over time in changing interest-rate environments. Management measures interest-rate risk using simulation analyses with particular emphasis on measuring changes in net market value and net interest income in different rate environments. Market value is measured as the net present value of future cash flows. Simulation analysis incorporates assumptions about balance sheet changes such as asset and liability growth, loan and deposit pricing and changes due to the mix of assets and liabilities. Key assumptions relate to the behavior of interest rates and spreads, fluctuations in product balances, prepayment speeds and decay rates on deposits. From such simulations, interest-rate risk is quantified and appropriate strategies are formulated and implemented.

To a limited degree, Webster also uses various interest-rate contracts including futures and options, interest-rate swaps and interest-rate caps and floors. Webster utilizes these financial instruments to manage interest-rate risk by reducing net exposures. These interest-rate financial instruments involve, to varying degrees, credit risk and market risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. Market risk is the effect of a change in interest rates on the value of the instruments. The notional amount of interest-rate financial instruments is the amount upon which interest and other payments under the contract are based. The notional amount is not exchanged and therefore, the notional amounts should not be taken as a measure of credit risk. See Notes 3 and 10 to the Consolidated Financial Statements.

Webster holds futures and options positions and interest-rate contracts to minimize the price volatility of certain assets held as trading securities.
Changes in the market value of these positions are recognized in the Consolidated Statements of Income in the period for which the change occurred.

The following table summarizes the estimated market value of Webster's interest-sensitive assets and interest-sensitive liabilities at December 31, 2000 and 1999, and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

                                                                                               Estimated Market Value
                                                 Book                 Market                           Impact
 (Dollars in thousands)                          Value                 Value                 -100 BP            +100 BP
----------------------------------------------------------------------------------------------------------------------------
 2000
 Interest Sensitive Assets:
           Trading                              $         6       $           6          $         --       $         --
           Non-trading                           10,111,134          10,166,579               197,377           (232,838)
 Interest Sensitive Liabilities                  10,011,353          10,033,507              (175,746)           165,869

           Net Impact                                                                          21,631            (66,969)
           Net Impact as % of interest
              sensitive assets                                                                    .21%             (.66)%

 1999
 Interest Sensitive Assets:
           Trading                              $    50,854       $      50,854          $       181        $       (479)
           Non-trading                            8,780,473           8,695,323              223,137            (256,650)
 Interest Sensitive Liabilities                   9,219,951           8,838,371             (139,222)            129,373

           Net Impact                                                                         84,096            (127,756)
           Net Impact as % of interest
             sensitive assets                                                                   .96%            (1.46)%

----------------------------------------------------------------------------------------------------------------------------

The tables above exclude interest-earning assets that are not directly impacted by changes in interest rates. These assets include equity securities of $175.7 million at December 31, 2000 and $198.0 million at December 31, 1999 and nonaccrual loans of $41.0 million at December 31, 2000 and $38.4 million at December 31, 1999. Values for mortgage servicing rights have been included in the tables above as movements in interest rates affect the valuation of the servicing rights. Equity securities and nonaccrual assets not included in the above tables are, however, subject to fluctuations in market value based on other risks. The equity securities include $125.3 million of FHLB stock which is not sensitive to market fluctuations. The remaining $50.4 million of equity securities includes $8.2 million of preferred stock and $42.2 million in common stock at December 31, 2000. See Note 3 to the Consolidated Financial Statements for further information concerning investment securities. Also see "Asset Quality" within the MD&A section of this report for further information concerning nonaccrual loans

Interest-sensitive assets, net of interest-sensitive liabilities, when impacted by a minus 100 basis point rate change, result in a favorable $21.6 million change in net market values for 2000 compared to a favorable $84.1 million net market value change in 1999. These changes represent .21% of interest-sensitive assets in 2000 and .96% in 1999. A plus 100 basis point rate change results in an unfavorable $67.0 million or .66% change in 2000 compared to an unfavorable $127.8 million or 1.46% change in 1999.

Based on Webster's asset/liability mix at December 31, 2000, management estimates that an instantaneous 100 basis point increase in interest rates would decrease net interest income over the next twelve months by 3.6% compared to a 3.4% decrease at December 31, 1999. An instantaneous 100 basis point decline in interest rates would increase net interest income by 0.7% compared to 5.0% at December 31, 1999. These estimates assume that management takes no action to mitigate any negative effects from changing interest rates.

The market values and net interest income estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest-rate risk position at December 31, 2000, represents a reasonable level of risk.

ASSET QUALITY

Nonaccrual assets, loan delinquency and credit losses are considered by Webster to be key measures of asset quality. Asset quality, accordingly, affects Webster's determination of the allowance for loan losses. See "Allowance for Loan Losses" within this section for further loan allowance information.

NONACCRUAL ASSETS
Webster devotes significant attention to maintaining high asset quality through conservative underwriting standards, active servicing of loans and aggressively managing nonaccrual assets. Nonaccrual assets, which include nonaccrual loans and foreclosed properties were $44.3 million and $43.3 million at December 31, 2000 and 1999, respectively. Nonaccrual loans increased $2.6 million in 2000 and foreclosed properties decreased $1.6 million. The aggregate amount of nonaccrual assets decreased as a percentage of total assets to .39% at December 31, 2000 from .44% at December 31, 1999. Total allowances for loan losses and nonaccrual assets of $91.0 million and $72.9 million represented 204% and 167% of nonaccrual assets, respectively, at December 31, 2000 and 1999.

Nonaccrual loans were $41.0 million at December 31, 2000, compared to $38.4 million at December 31, 1999. The ratio of nonaccrual loans to total loans was
 .59% and .63% at December 31, 2000 and 1999, respectively. The allowance for loan losses at December 31, 2000 was $90.8 million and represented 221% of nonaccrual loans and 1.3% of total loans. The allowance for loan losses at December 31, 1999 was $72.7 million and represented 189% of nonaccrual loans and 1.2% of total loans. See "Allowance for Loan Losses" within this section for further allowance for loan loss information. Interest on nonaccrual loans that would have been recorded as additional income for the years ended December 31, 2000, 1999 and 1998 had the loans been current in accordance with their original terms approximated $3.6 million, $3.0 million, and $2.8 million, respectively. See Note 1 of the "Notes to Consolidated Financial Statements" within this report for information concerning Webster's nonaccrual loan policy.

The following table details nonaccrual assets for the last five years.

                                                                              December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                            2000           1999              1998           1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
NONACCRUAL ASSETS:
Loans accounted for on a nonaccrual basis:
   Residential                                      $    8,842     $   11,490        $   12,418     $   34,731       $  37,073
   Commercial                                           29,868         25,722            16,449         13,626          18,416
   Consumer                                              2,324          1,182             1,852          3,624           6,143
FORECLOSED PROPERTIES:
   Residential and Consumer                              2,284          2,698             1,715          8,804          11,099
   Commercial                                            1,011          2,210             3,447          6,335          11,157
-----------------------------------------------------------------------------------------------------------------------------------
      Total                                         $   44,329     $   43,302        $   35,881     $   67,120       $  83,888
-----------------------------------------------------------------------------------------------------------------------------------

LOANS PAST DUE 90 DAYS OR MORE AND ACCRUING
The following table shows the Bank's loans ninety days or more past due and accruing at the periods indicated.

                                                                           Years ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                            2000            1999            1998           1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
LOANS PAST DUE 90 DAYS OR MORE AND ACCRUING:
    Residential                                      $      --       $      --       $      --      $      --          $   --
    Commercial Real Estate                                  --              --              --             --              --
    Commercial and Industrial                               --             698           1,209          1,060             395
    Consumer                                                --              --              --             --              --
-----------------------------------------------------------------------------------------------------------------------------------
    Total                                            $      --       $     698       $   1,209      $   1,060         $   395
-----------------------------------------------------------------------------------------------------------------------------------

It is Webster's policy that all loans 90 or more days past due are placed in nonaccruing status. Occasionally, there are circumstances that cause loans to be placed in the 90 days and accruing category, for example, a matured loan that will be renewed, or the timing of proper file documentation to effect the nonaccrual change.

PAST DUE LOANS
The following table sets forth information as to the Bank's loans past due 30-89 days.

                                                                    December 31,
-------------------------------------------------------------------------------------------------------------------------------
                                       2000                     1999                    1998                     1997
-------------------------------------------------------------------------------------------------------------------------------
                                           Percent                  Percent                  Percent                  Percent
                               Principal  of loans     Principal   of loans     Principal   of loans     Principal   of loans
(Dollars  in  thousands)       Balances  outstanding   Balances   outstanding   Balances   outstanding   Balances   outstanding
-------------------------------------------------------------------------------------------------------------------------------
PAST DUE 30-89 DAYS:
   Residential                $  20,974     0.30%      $  20,499     0.34%      $  26,727     0.48%      $ 31,479      0.56%
   Commercial Real Estate        16,101     0.23          11,865     0.19          12,369     0.22          8,686      0.16
   Commercial and Industrial     10,883     0.16           7,104     0.12           5,613     0.10          4,061      0.07
   Consumer                       6,135     0.09           4,746     0.08           6,873     0.13          6,466      0.12
-------------------------------------------------------------------------------------------------------------------------------
   Total                      $  54,093     0.78%      $  44,214     0.73%      $  51,582     0.93%      $ 50,692      0.91%
-------------------------------------------------------------------------------------------------------------------------------

                                    December 31,
--------------------------------------------------------
                                        1996
--------------------------------------------------------
                                              Percent
                                 Principal   of loans
(Dollars  in  thousands)         Balances   outstanding
--------------------------------------------------------
PAST DUE 30-89 DAYS:
   Residential                   $  29,826      0.56%
   Commercial Real Estate            4,138      0.08
   Commercial and Industrial           794      0.01
   Consumer                          4,074      0.08
-------------------------------------------------------
   Total                         $  38,832      0.73%
-------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

METHODOLOGY
The allowance for loan losses is maintained at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors which, in management's judgment, deserve current recognition in estimating loan losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on Webster's nonaccrual loans, classified loans and watch list loans including an analysis of the collateral for the loans. Provisions, charged to the business lines, increase the allowance for loan losses. Webster's allowance for loan losses at December 31, 2000 and 1999 totaled $90.8 million and $72.7 million, respectively. Management believes that the allowance for loan losses at December 31, 2000 is adequate to cover expected losses in the portfolio.

Webster's methodology for assessing the appropriateness of the allowance consists of several key elements. The loan portfolio is segmented into pools of loans that are similar in type and risk characteristic. These homogeneous pools are tracked over time and historic delinquency, nonaccrual and loss information is collected and analyzed. In addition, problem loans are identified and analyzed individually on a periodic basis to detect specific probable losses. Webster collects industry delinquency, nonaccrual and loss data using the same portfolio segments for comparison purposes.

Webster analyzes the data and estimates its probable losses in the portfolio by calculating formula and specific allowances for nonaccruing loans. The formula allowance is calculated by applying loss factors to the loan pools and certain unused commitments, based on the historic default and loss rates, internal risk ratings, and other risk-based characteristics. Changes in risk ratings, and other risk factors, from period to period for both performing and nonperforming loans affect the calculation of the formula allowance. Loss factors are based on Webster's loss experience, and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Webster considers the following when determining probable losses:

o Webster utilizes migration models, which track the dynamic business characteristics inherent in the specific portfolios. The assumptions are updated periodically to match changes in the business cycle.

o Pooled loan loss factors (not individually graded loans) are based on expected net charge-offs. Pooled loans are loans that are homogeneous in nature, such as residential and consumer loans.

o The loan portfolios are characterized by historical statistics such as default rates, cure rates, loss in event of default rates and internal risk ratings.

o Webster statistically evaluates the impact of larger concentrations in the commercial loan portfolio.

o Comparable industry charge-off statistics by line of business, broadly defined as residential, consumer, home equity & second mortgages, commercial real estate and commercial & industrial lending, are utilized as factors in calculating loss estimates in the Webster loan portfolios.

o        Webster  reviews  actual  losses  by  portfolio   segment  to  validate
         estimated future probable losses.

At December 31, 2000, Webster's allowance for loan losses was $90.8 million, or 1.31% of the total loan portfolio, and 221% of total nonaccrual loans. This compares with an allowance for loan losses of $72.7 million or 1.19% of the total loan portfolio, and 189% of total nonaccrual loans at December 31, 1999.

The increase in Webster's allowance for loan losses for commercial loans was due to a reallocation of the loan loss allowance from the residential mortgage loans. The residential allowance for loan losses were $18.3 million and $25.2 million at December 31, 2000 and December 31, 1999, respectively. The decrease of $6.9 million in the allowance for loan losses for residential mortgages reflects a lower estimated requirement based upon the actual losses experienced over the preceding two years. Management considered the actual loss experience as part of its decision to reallocate a portion of the residential mortgage loan loss allowance to the commercial loan loss allowance. In addition, the mix of the overall loan portfolio changed, which resulted in an increase in commercial loans. This was due to internal growth and the acquisitions of New England Community Bank and Mechanics Savings Bank.

A summary of the activity in the allowance for loan losses for the last five years follows:

                                                                            For the Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                    2000           1999              1998           1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                      $   72,658     $   65,201        $   71,599     $   63,047      $   69,091
CHARGE-OFFS:
   Residential                                          (1,583)        (3,246)          (13,662)       (16,281)       (21,218)
   Commercial                                           (3,781)        (2,376)           (4,044)        (6,039)        (8,895)
   Consumer                                             (1,452)        (1,784)           (3,556)        (4,305)        (4,350)
-----------------------------------------------------------------------------------------------------------------------------------
                                                        (6,816)        (7,406)          (21,262)       (26,625)       (34,463)
RECOVERIES:
   Residential                                             372            838             1,081          4,368           1,103
   Commercial                                            1,571          1,079             2,755          1,697           2,278
   Consumer                                                244            299               302            555             416
-----------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                         (4,629)        (5,190)          (17,124)       (20,005)       (30,666)
Allowances from purchase transactions                   10,980          3,647                --          2,108           8,881
Reclassification of allowance for segregated
   asset losses                                             --             --             2,623             --              --
Provisions charged to operations                        11,800          9,000             8,103         26,449          15,741
-----------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                            $   90,809     $   72,658        $   65,201     $   71,599      $   63,047
-----------------------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average loans outstanding      0.1%           0.1%              0.3%           0.4%            0.6%
-----------------------------------------------------------------------------------------------------------------------------------

LOAN LOSSES
Net charge-offs for 2000 totaled $4.6 million as compared to $5.2 million for 1999 reflecting a decrease in net charge-offs of $561,000 for the current period. The decrease was primarily the result of residential and consumer net charge-offs being $1.5 million lower for 2000 that was partially offset by commercial loan net charge-offs being $913,000 higher for the current year period. The increase in the allowance for loan losses of $18.2 million from December 31, 1999 to 2000 is the result of a provision of $11.8 million, an allowance of $11.0 million acquired in a purchase acquisition completed during 2000 and net charge-offs of $4.6 million. The $11.0 million increase was primarily related to the Mechanics purchase acquisition completed in June 2000. See Item 1 "Business Combinations" under Part I of this report for information concerning acquisitions completed during 2000. Included in the 1998 charge-offs were write-downs of $8.6 million related to the bulk sales of $26.3 million of primarily nonaccrual and delinquent loans. Included in the 1997 charge-offs were write-downs of $5.8 million related to a bulk sale of $17.7 million of nonaccrual residential loans and foreclosed properties. The 1998 provisions charged to operations include $1.5 million specifically related to the acquisition of Eagle.

The following table presents an allocation of the Bank's allowance for loan losses at the dates indicated and the related percentage of loans in each category to the Bank's loan receivable portfolio.

                                                                    December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                        2000               1999                1998                  1997             1996
-----------------------------------------------------------------------------------------------------------------------------------
                                           Percent            Percent             Percent               Percent           Percent
                                           of loans          of loans            of loans              of loans          of loans
                                           in each            in each             in each               in each           in each
                                           category          category            category              category          category
                                           to total          to total            to total              to total          to total
 (Dollars in thousands)           Amount     loans   Amount    loans     Amount    loans      Amount     loans    Amount   loans
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end
  of period applicable to:
   Residential mortgage loans   $ 18,321   60.01%   $ 25,196   63.97%   $ 23,237   69.64%    $30,635    72.09%  $ 22,397   72.63%
   Commercial mortgage loans      20,865   12.40      20,630   12.16      22,309   11.06      17,702    10.52     17,948   10.52
   Commercial non-mortgage loans  43,798   17.48      20,566   15.01      13,430    9.85      12,096     6.61     12,923    6.16
   Consumer loans                  7,825   10.11       6,266    8.86       6,225    9.45      11,166    10.78      9,779   10.69
-----------------------------------------------------------------------------------------------------------------------------------
      Total                     $ 90,809  100.00%   $ 72,658  100.00%   $ 65,201  100.00%    $71,599   100.00%  $ 63,047  100.00%
-----------------------------------------------------------------------------------------------------------------------------------

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

At December 31, 2000, the Bank's classified loans totaled $78.3 million, consisting of $71.9 million in loans classified as "substandard," of which $31.0 million are commercial loans that are accruing interest, $6.4 million in loans classified as "doubtful" and none classified as "loss". At December 31, 1999, the Bank's classified loans totaled $40.0 million, consisting of $38.3 million in loans classified as "substandard," $1.7 million in loans classified as "doubtful" and none classified as "loss."

At December 31, 2000, the Bank had $17.3 million of potential problem loans or commitments in its commercial loan portfolio for which management has doubts as to the ability of such borrowers to comply with present repayment terms or commitment conditions.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Unlike  most  industrial   companies,   substantially  all  of  the  assets  and
liabilities of a banking institution are monetary in nature. As a result, interest rates have a more significant impact on Webster's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

RECENT FINANCIAL ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS"), No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Standard"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133, as amended by SFAS No. 137, is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities, an amendment to the SFAS Statement No. 133". This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company adopted SFAS No. 133 and the related amendments on January 1, 2001. The effect of adoption was approximately a $3 million, net of taxes, charge to earnings on January 1, 2001. On January 1, 2001, in accordance with the provisions of SFAS No. 133, Webster reclassified all held to maturity securities as available for sale securities.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS No. 125. SFAS No. 140 addresses implementation issues that were identified in applying SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application is not permitted.

TAX LEGISLATION

Federal tax law changes were enacted in August 1996 to eliminate the "thrift bad debt" method of calculating bad debt deductions for tax years after 1995 and to impose a requirement to recapture into taxable income (over a six-year period) all bad debt reserves accumulated after 1987. Since Webster previously recorded a deferred tax liability with respect to these post 1987 reserves, its total income tax expense for financial reporting purposes will not be affected by the recapture requirement. The tax law changes also provide that taxes associated with the recapture of pre-1988 bad debt reserves would become payable under more limited circumstances than under prior law. Under the tax laws, as amended, events that would result in recapture of the pre-1988 bad debt reserves include stock and cash distributions to the holding company from the Bank in excess of specified amounts. Webster does not expect such reserves to be recaptured into taxable income.

The State of Connecticut enacted tax law changes in May 1998, allowing for the formation of a Passive Investment Company ("PIC") by financial institutions. This legislation exempts PICs from state income taxation in Connecticut, and exempts from inclusion in Connecticut taxable income the dividends paid from a passive investment company to a related financial institution. Webster Bank qualifies as a financial institution under the statute, and has organized a PIC that began operations in the first quarter of 1999. The legislation is effective for tax years beginning on or after January 1, 1999. Webster's formation of a PIC has reduced its Connecticut tax expense in 1999 and, as a result of the PIC's formation, a deferred tax charge was taken in the fourth quarter of 1998.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially  from  those  management  expectations,  projections  and  estimates.
Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of Webster's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting Webster's operations, markets, products services and prices. Such developments could have an adverse impact on Webster's financial position and results of operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 22 through 23 under the caption "Asset/Liability Management and Market Risk".


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Pages F-1 through F-43.


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


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The Consolidated Financial Statements of Registrant and its subsidiaries are included within Item 8 of Part II of this report.

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

(a)(3) The following exhibits are either filed as part of this Report or are incorporated herein by reference; references to First Federal Bank now mean Webster Bank:

EXHIBIT NO.                        EXHIBIT DESCRIPTION
-------------------------------------------------------------------------------

Exhibit No. 3.      Certificate of Incorporation and Bylaws.

           3.1      Second  Restated  Certificate  of  Incorporation  (filed  as
                    Exhibit 3.1 to the Corporation's Annual Report on Form 10-K filed within the SEC on March 29, 2000 and incorporated herein by reference).

           3.2 Certificate of Amendment (filed as Exhibit 3.2 to the Corporation's Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

           3.3 Bylaws, as amended (filed as Exhibit 3 to the Corporation's Registration Statement on Form S-8 filed with the SEC on July 25, 2000 and incorporated herein by reference).

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

Exhibit No. 10.     Material Contracts.

          10.1 1986 Stock Option Plan, of Webster Financial Corporation (filed as Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 and incorporated here in by reference).

          10.2 Amendment to [1986] Stock Option Plan (filed as Exhibit 10.3 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

          10.3      Mechanics  Savings  Bank 1996  Officer  Stock Plan (filed as
                    Exhibit 10.1 of MECH Financial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

          10.4 Amendment No. 1 to Mechanics Savings Bank 1996 Officer Stock Option Plan (filed as Exhibit 4.1 (b) of MECH Financial Inc.'s Registration Statement on Form S-8 as filed with the SEC on April 2, 1998 and incorporated herein by reference).

          10.5 Mechanics Savings Bank 1996 Director Stock Option Plan (incorporated by reference to Exhibit 10.2 of MECH Financial, Inc.'s Annual Report on Form 10-K filed with the SEC on March 30, 1998 and incorporated herein by reference).

          10.6 Amendment No.1 to Mechanics Savings Bank 1996 Director Stock Option Plan (filed as Exhibit 4.2 (b) of MECH Financial, Inc.'s Registration Statement on Form S-8 as filed with the SEC on April 2, 1998 and incorporated herein by reference).

          10.7 New England Community Bancorp, Inc., 1997 Non-Officer's Directors' Stock Option Plan (filed as Exhibit 4.1 of New England Community Bancorp, Inc.'s Registration Statement on Form S-8 as filed with the SEC on October 6, 1998 and incorporated herein by reference).

          10.8 1992 Stock Option Plan, as amended (filed as Exhibit 99.2 to the Corporation's Registration Statement on Form S-8, filed with the SEC on October 25, 2000 and incorporated herein by reference).

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

          10.11 Amendment to Webster Financial Corporation Performance Incentive Plan as amended and restated effective January 1, 1996 (filed as Exhibit 10.11 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

          10.12 Amended and Restated Deferred Compensation Plan for Directors and Officers of Webster Bank (filed as Exhibit
                    10.12 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

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

          10.19 Employee Stock Purchase Plan (filed as Appendix A to the Company's Definitive Proxy Statement filed with the SEC on March 23, 2000).

          10.20 Employment Agreement, dated as of January 1, 1998, among James C. Smith, the Corporation and Webster Bank (filed as
                    Exhibit  10.27 to the  Corporation's  Annual  Report on Form
                    10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference; see Schedule 10.27 to that (Exhibit 10.27) for a list of other executive officers of the Corporation and Webster Bank who have an Employment Agreement substantially identical in all material respects to the Employment Agreement of Mr. Smith, except as to the name of the executive who is a party to the agreement and as otherwise indicated on Schedule 10.27).

          10.21 Amendment to Employment Agreement, entered into as of March 17, 1998, by and among Webster Bank, the Corporation and James C. Smith (filed as Exhibit 10.28 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference; see
                    Schedule 10.28 to that (Exhibit 10.28) for a list of other executive officers of the Corporation and Webster Bank who have an Amendment to Employment Agreement substantially identical in all material respects to the Amendment to Employment Agreement of Mr. Smith, except as to the name of the executive who is a party to the agreement).

          10.22 Change of Control Employment Agreement, dated as of December 15, 1997, by and between the Corporation and James C. Smith (filed as Exhibit 10.29 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference; see Schedule

                    10.29 to that (Exhibit 10.29) for a list of other executive officers of the Corporation who have a Change of Control Employment Agreement substantially identical in all material respects to the Change of Control Employment Agreement of Mr. Smith, except as to the name of the executive who is a party to the agreement).

          10.23 Purchase and Assumption Agreement, dated as of October 2, 1992, among the Federal Deposit Insurance Corporation (the "FDIC"), in its corporate capacity as receiver of First Constitution Bank, the FDIC and First Federal Bank (filed as
                    Exhibit 2 to the Corporation's Current Report on Form 8-K filed with the SEC on October 19, 1992 and incorporated herein by reference).

          10.24 Amendment No. 1 to Purchase and Assumption Agreement, made as of August 8, 1994, by and between the FDIC, the FDIC as receiver of First Constitution Bank, and First Federal Bank (filed as Exhibit 10.36 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

          10.25 Indenture, dated as of June 15, 1993, between the Corporation and Chemical Bank, as trustee, relating to the Corporation's 8 3/4% Senior Notes due 2000 (filed as Exhibit
                    99.5 to the Corporation's Current Report on Form 8-K/A filed with the SEC on November 10, 1993 and incorporated herein by reference).

          10.26 Junior Subordinated Indenture, dated as of January 29, 1997 between the Corporation and The Bank of New York, as trustee, relating to the Corporation's Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 10.41 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

Exhibit No. 21      Subsidiaries.

Exhibit No. 23      Consent of KPMG L.L.P.

         (b)      Reports on Form 8-K

          No reports were filed for the fourth quarter period ending December 31, 2000.

         (c) Exhibits to this Form 10-K are attached or incorporated herein by reference as stated above.

         (d)      Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 1, 2001.


                                        WEBSTER FINANCIAL CORPORATION


                                        By   /s/  James C. Smith
                                            ------------------------------------
                                            James C. Smith
                                            Chairman and Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 1, 2001.

              Name:                                   Title:
              -----                                   ------


  /s/ James C. Smith                    Chairman and Chief Executive Officer
 --------------------------------       (Principal Executive Officer)
 James C. Smith



  /s/ Peter J. Swiatek                  Controller
 --------------------------------       (Acting Principal Financial Officer and
 Peter J. Swiatek                          Acting Principal Accounting Officer)



  /s/ Richard H. Alden                  Director
 --------------------------------
 Richard H. Alden



  /s/ Achille A. Apicella               Director
 --------------------------------
 Achille A. Apicella



  /s/ Joel S. Becker                    Director
 --------------------------------
 Joel S. Becker



  /s/ O. Joseph Bizzozero, Jr.          Director
 --------------------------------
 O. Joseph Bizzozero, Jr.



  /s/ George T. Carpenter               Director
 --------------------------------
 George T. Carpenter

  /s/ John J. Crawford                  Director
 --------------------------------
 John J. Crawford



  /s/ Robert A. Finkenzeller            Director
 --------------------------------
 Robert A. Finkenzeller



 /s/ Edgar C. Gerwig                    Director
 --------------------------------
 Edgar C. Gerwig



  /s/ P. Anthony Giorgio                Director
 --------------------------------
 P. Anthony Giorgio



 /s/ C. Michael Jacobi                  Director
 --------------------------------
 C. Michael Jacobi



  /s/ John F. McCarthy                  Director
 --------------------------------
 John F. McCarthy



 /s/ Michael G. Morris                  Director
 --------------------------------
 Michael G. Morris



 /s/ Sister Marguerite F. Waite         Director
 --------------------------------
 Sister Marguerite F. Waite

                                  EXHIBIT INDEX

EXHIBIT NO.                     EXHIBIT DESCRIPTION
--------------------------------------------------------------------------------

Exhibit No. 3.      Certificate of Incorporation and Bylaws.

            3.2     Second  Restated  Certificate  of  Incorporation  (filed  as
                    Exhibit 3.1 to the Corporation's Annual Report on Form 10-K filed within the SEC on March 29, 2000 and incorporated herein by reference).

            3.2 Certificate of Amendment (filed as Exhibit 3.2 to the Corporation's Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

            3.3 Bylaws, as amended (filed as Exhibit 3 to the Corporation's Registration Statement on Form S-8 filed with the SEC on July 25, 2000 and incorporated herein by reference).

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

            4.5 Amendment No. 2 to Rights Agreement, entered into as of October 30, 1998, between the Corporation and American Stock Transfer & Trust Company (filed as Exhibit 1 to the Corporation's Current Report on Form 8-K filed with the SEC on October 30, 1998 and incorporated herein by reference).

Exhibit No. 10.     Material Contracts.

           10.1 1986 Stock Option Plan, of Webster Financial Corporation (filed as Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 and incorporated here in by reference).

           10.2 Amendment to [1986] Stock Option Plan (filed as Exhibit 10.3 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

           10.3     Mechanics  Savings  Bank 1996  Officer  Stock Plan (filed as
                    Exhibit 10.1 of MECH Financial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

           10.4 Amendment No. 1 to Mechanics Savings Bank 1996 Officer Stock Option Plan (filed as Exhibit 4.1 (b) of MECH Financial Inc.'s Registration Statement on Form S-8 as filed with the SEC on April 2, 1998 and incorporated herein by reference).

           10.5 Mechanics Savings Bank 1996 Director Stock Option Plan (incorporated by reference to Exhibit 10.2 of MECH Financial, Inc.'s Annual Report on Form 10-K filed with the SEC on March 30, 1998 and incorporated herein by reference).

           10.6     Amendment  No. 1 to  Mechanics  Savings  Bank 1996  Director
                    Stock Option Plan (filed as Exhibit 4.2 (b) of MECH Financial, Inc.'s Registration Statement on Form S-8 as filed with the SEC on April 2, 1998 and incorporated herein by reference).

           10.7 New England Community Bancorp, Inc., 1997 Non-Officer's Directors' Stock Option Plan (filed as Exhibit 4.1 of New England Community Bancorp, Inc.'s Registration Statement on Form S-8 as filed with the SEC on October 6, 1998 and incorporated herein by reference).

           10.8 1992 Stock Option Plan, as amended (filed as Exhibit 99.2 to the Corporation's Registration Statement on Form S-8, filed with the SEC on October 25, 2000 and incorporated herein by reference).

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

           10.11 Amendment to Webster Financial Corporation Performance Incentive Plan as amended and restated effective January 1, 1996 (filed as Exhibit 10.11 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

           10.12 Amended and Restated Deferred Compensation Plan for Directors and Officers of Webster Bank (filed as Exhibit
                    10.12 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

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

           10.19 Employee Stock Purchase Plan (filed as Appendix A to the Company's Definitive Proxy Statement filed with the SEC on March 23, 2000).

           10.20 Employment Agreement, dated as of January 1, 1998, among James C. Smith, the Corporation and Webster Bank (filed as
                    Exhibit  10.27 to the  Corporation's  Annual  Report on Form
                    10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference; see Schedule 10.27 to that (Exhibit 10.27) for a list of other executive officers of the Corporation and Webster Bank who have an Employment Agreement substantially identical in all material respects to the Employment Agreement of Mr. Smith, except as to the name of the executive who is a party to the agreement and as otherwise indicated on Schedule 10.27).

           10.21 Amendment to Employment Agreement, entered into as of March 17, 1998, by and among Webster Bank, the Corporation and James C. Smith (filed as Exhibit 10.28 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference; see
                    Schedule 10.28 to that (Exhibit 10.28) for a list of other executive officers of the Corporation and Webster Bank who have an Amendment to Employment Agreement substantially identical in all material respects to the Amendment to Employment Agreement of Mr. Smith, except as to the name of the executive who is a party to the agreement).

           10.22 Change of Control Employment Agreement, dated as of December 15, 1997, by and between the Corporation and James C. Smith (filed as Exhibit 10.29 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference; see Schedule 10.29 to that (Exhibit 10.29) for a list of other executive officers of the Corporation who have a Change of Control Employment Agreement substantially identical in all material respects to the Change of Control Employment Agreement of Mr. Smith, except as to the name of the executive who is a party to the agreement).

           10.23 Purchase and Assumption Agreement, dated as of October 2, 1992, among the Federal Deposit Insurance Corporation (the "FDIC"), in its corporate capacity as receiver of First Constitution Bank, the FDIC and First Federal Bank (filed as
                    Exhibit 2 to the Corporation's Current Report on Form 8-K filed with the SEC on October 19, 1992 and incorporated herein by reference).

           10.24 Amendment No. 1 to Purchase and Assumption Agreement, made as of August 8, 1994, by and between the FDIC, the FDIC as receiver of First Constitution Bank, and First Federal Bank (filed as Exhibit 10.36 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

           10.25 Indenture, dated as of June 15, 1993, between the Corporation and Chemical Bank, as trustee, relating to the Corporation's 8 3/4% Senior Notes due 2000 (filed as Exhibit
                    99.5 to the Corporation's Current Report on Form 8-K/A filed with the SEC on November 10, 1993 and incorporated herein by reference).

           10.26 Junior Subordinated Indenture, dated as of January 29, 1997 between the Corporation and The Bank of New York, as trustee, relating to the Corporation's Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 10.41 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

Exhibit No. 21      Subsidiaries.

Exhibit No. 23      Consent of KPMG L.L.P.

         (b)      Reports on Form 8-K

          No reports were filed for the fourth quarter period ending December 31, 2000.

         (c) Exhibits to this Form 10-K are attached or incorporated herein by reference as stated above.

         (d)      Not applicable.