Form 10-Q
period 2001-03-31
WEBSTER FINANCIAL CORP
filed 2001-05-15
CIK 801337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 2001

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
         _______________.

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



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             [X] Yes   [_] No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (par value $ .01)                        49,262,012
------------------------------          ----------------------------------------
            Class                       Issued and Outstanding at April 30, 2001

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


                                      INDEX

                                                                                                                            PAGE NO.
                                                                                                                            --------
PART I   FINANCIAL INFORMATION

   Item 1.   Interim Financial Statements

       Consolidated Statements of Condition at March 31, 2001 (unaudited) and December 31, 2000 (audited)                       3

       Consolidated Statements of Income (unaudited) for the three months ended March 31, 2001 and 2000                         4

       Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2001 (unaudited)
         and the year ended December 31, 2000 (audited)                                                                         5

       Consolidated Statements of Comprehensive Income (unaudited) for the three months ended
         March 31, 2001 and 2000                                                                                                6

       Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2001 and 2000                     7

       Notes to Consolidated Financial Statements                                                                               9

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                             18

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                                        29


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                                                                                 30

   Item 2.   Changes in Securities and Use of Proceeds                                                                         30

   Item 3.   Defaults upon Senior Securities                                                                                   30

   Item 4.   Submission of Matters to a Vote of Security Holders                                                               30

   Item 5.   Other Information                                                                                                 30

   Item 6.   Exhibits and Reports on Form 8-K                                                                                  30


EXHIBIT                                                                                                                        31

SIGNATURE                                                                                                                      32

EXHIBIT INDEX                                                                                                                  33

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


ITEM 1.  FINANCIAL INFORMATION

                      CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (UNAUDITED)          (AUDITED)
                                                                                                     MARCH 31,         DECEMBER 31,
                                                                                                       2001                2000
                                                                                                   ------------        ------------
ASSETS:
Cash and due from depository institutions                                                          $    237,141        $    265,035
Interest-bearing deposits                                                                                   348               1,751
Securities: (Note 3)
   Trading, at fair value                                                                                    30                   6
   Available for sale, at fair value                                                                  3,690,313           3,143,327
   Held to maturity, (fair value: $ 248,215 at December 31, 2000)                                            --             261,747
Loans and leases receivable:
   Residential mortgages                                                                              4,069,946           4,146,780
   Commercial and industrial                                                                          1,225,921           1,207,398
   Commercial real estate                                                                               867,789             857,033
   Home equity                                                                                          620,334             609,293
   Lease financing                                                                                      254,824                  --
   Other consumer                                                                                        79,245              89,514
   Allowance for loan and lease losses                                                                  (94,970)            (90,809)
                                                                                                   ------------        ------------
Loans and leases receivable, net                                                                      7,023,089           6,819,209
                                                                                                   ------------        ------------

Accrued interest receivable                                                                              68,898              69,733
Premises and equipment, net                                                                              87,839              94,263
Foreclosed properties, net                                                                                2,762               3,295
Intangible assets                                                                                       334,209             326,142
Cash surrender value of life insurance                                                                  176,619             174,295
Prepaid expenses and other assets                                                                        82,307              90,705
                                                                                                   ------------        ------------
   TOTAL ASSETS                                                                                    $ 11,703,555        $ 11,249,508
                                                                                                   ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Checking and NOW                                                                                $  1,569,618        $  1,603,671
   Savings and MMDAs                                                                                  2,031,518           1,916,543
   Certificates of deposit                                                                            3,325,573           3,421,308
                                                                                                   ------------        ------------
Total deposits                                                                                        6,926,709           6,941,522
Federal Home Loan Bank advances                                                                       1,789,193           2,380,074
Securities sold under agreements to repurchase and other borrowings (Note 4)                          1,633,740             650,151
Advance payments by borrowers for taxes and insurance                                                    27,355              39,606
Accrued expenses and other liabilities (Note 5)                                                         242,070             148,204
                                                                                                   ------------        ------------
   Total liabilities                                                                                 10,619,067          10,159,557
                                                                                                   ------------        ------------

Corporation-obligated mandatorily redeemable capital securities of subsidiary
   trusts holding solely junior subordinated debentures of the corporation (Note 12)                    150,000             150,000

Preferred stock of subsidiary corporation                                                                 9,577              49,577

Shareholders' Equity: (Note 6)

Common stock, $.01 par value:
   Authorized - 200,000,000 shares
   Issued - 49,502,843 shares at March 31, 2001 and
           49,502,843 shares at December 31, 2000                                                           495                 495
Paid-in capital                                                                                         416,144             416,334
Retained earnings                                                                                       509,201             490,078
Less treasury stock at cost, 425,434 shares at March 31, 2001
   and 563,417 shares at December 31, 2000                                                              (10,271)            (13,361)
Unearned compensation                                                                                    (1,511)             (1,640)
Less Employee Stock Ownership Plan shares purchased with debt                                              (286)               (642)
Accumulated other comprehensive income (loss)                                                            11,139                (890)
                                                                                                   ------------        ------------
Total shareholders' equity                                                                              924,911             890,374
                                                                                                   ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                         $ 11,703,555        $ 11,249,508
                                                                                                   ============        ============

See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                                        ----------------------------
                                                                                                          2001               2000
                                                                                                        ---------          ---------
INTEREST INCOME:
Loans and lease financing                                                                               $ 138,628          $ 116,481
Securities and interest-bearing deposits                                                                   57,984             53,162
                                                                                                        ---------          ---------
Total interest income                                                                                     196,612            169,643
                                                                                                        ---------          ---------

INTEREST EXPENSE:
Deposits                                                                                                   59,436             49,982
Borrowings                                                                                                 49,465             43,389
                                                                                                        ---------          ---------
Total interest expense                                                                                    108,901             93,371
                                                                                                        ---------          ---------

   Net Interest Income                                                                                     87,711             76,272
Provision for loan and lease losses                                                                         3,200              2,200
                                                                                                        ---------          ---------
   Net interest income after provision for loan and lease losses                                           84,511             74,072
                                                                                                        ---------          ---------

NONINTEREST INCOME:
Fees and service charges                                                                                   16,035             12,543
Trust and investment services                                                                               4,394              3,868
Financial advisory services                                                                                 4,505                 --
Insurance commissions                                                                                       5,014              3,722
Gain on sale of loans and loan servicing, net                                                                  94                607
Gain on sale of securities, net                                                                             4,249              3,050
Increase in cash surrender value of life insurance                                                          2,324              1,959
Other noninterest income                                                                                    2,871              1,836
                                                                                                        ---------          ---------
   Total noninterest income                                                                                39,486             27,585
                                                                                                        ---------          ---------

NONINTEREST EXPENSES:
Compensation and benefits                                                                                  35,617             28,983
Occupancy                                                                                                   6,880              5,633
Furniture and equipment                                                                                     6,711              6,492
Intangible amortization                                                                                     7,564              3,875
Marketing                                                                                                   2,090              2,198
Professional services                                                                                       1,570              1,636
Branch reconfiguration                                                                                      3,703                 --
Capital securities (Note 12)                                                                                3,616              3,616
Dividends on preferred stock of subsidiary corporation                                                        339              1,038
Other                                                                                                      10,130              8,078
                                                                                                        ---------          ---------
   Total noninterest expenses                                                                              78,220             61,549
                                                                                                        ---------          ---------

Income before income taxes, extraordinary item and
   cumulative effect of change in method of accounting                                                     45,777             40,108
Income taxes (Note 8)                                                                                      15,167             13,297
Income before extraordinary item and cumulative effect                                                  ---------          ---------
   of change in method of accounting                                                                       30,610             26,811
Extraordinary item - early extinguishment of debt (net of taxes) (Note 9)                                  (1,209)                --
Cumulative effect of change in method of accounting (net of taxes) (Note 10)                               (2,418)                --
                                                                                                        ---------          ---------
NET INCOME                                                                                              $  26,983          $  26,811
                                                                                                        =========          =========

Net Income Per Common Share: (Note 11)
Basic                                                                                                   $    0.55          $    0.61
Diluted                                                                                                 $    0.54          $    0.61

Dividends paid per common share                                                                         $    0.16          $    0.14

See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Employee    Accumulated
                                                                                                  Stock        Other
                                                                                                Ownership     Compre-
                                                                                     Unearned   Plan Shares    hensive
                                      Common     Paid-in     Retained     Treasury    Compen-    Purchased     Income
(In thousands)                         Stock     Capital     Earnings      Stock      sation     With Debt     (Loss)       Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999            $   452    $301,336    $400,413    $  (3,274)   $    --    $(1,127)     $(62,133)   $ 635,667
------------------------------------------------------------------------------------------------------------------------------------
Net income for 2000                        --          --     118,291           --         --         --            --      118,291
Dividends paid:
    $.62 per common share                  --          --     (28,645)          --         --         --            --      (28,645)
Allocation of ESOP shares                  --         814          --           --         --        485            --        1,299
Exercise of stock options                   9      13,299          --           --         --         --            --       13,308
Common stock repurchased                   --          --          --     (110,797)        --         --            --     (110,797)
Consideration granted for
   purchase acquisitions                   34     104,274          --       99,758         --         --            --      204,066
Restricted stock grants, net
   of amortization                                    (23)        (35)         952     (1,640)        --            --         (746)
Net unrealized gain on
   securities available for
   sale, net of taxes                      --          --          --           --         --         --        61,243       61,243
Common stock retired for
   purchase acquisitions                           (3,603)         --           --         --         --            --       (3,603)
Other, net                                 --         237          54           --         --         --            --          291
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000            $   495    $416,334    $490,078    $ (13,361)   $(1,640)   $  (642)     $   (890)   $ 890,374
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                 --          --      26,983           --         --         --            --       26,983
Dividends paid:
    $.16 per common share                  --          --      (7,852)          --         --         --        (7,852)
Allocation of ESOP shares                  --         440          --           --         --        356            --          796
Exercise of stock options                  --        (767)         --        3,601         --         --            --        2,834
Common stock repurchased                   --          --          --       (1,191)        --         --            --       (1,191)
Consideration granted for purchase
   acquisitions                            --         137          --          680         --         --            --          817
Amortization of restricted stock           --          --          --           --        129         --            --          129
Net unrealized gain on securities
   available for sale, net of taxes        --          --          --           --         --         --        12,029       12,029
Other, net                                 --          --          (8)          --         --         --            --           (8)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2001               $   495    $416,144    $509,201    $ (10,271)   $(1,511)   $  (286)     $ 11,139    $ 924,911
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                                                        THREE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                             2001              2000
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                               $ 26,983          $ 26,811

Other comprehensive income, net of tax:
   Unrealized net holding gain on securities available for sale arising during the period (net of income tax effect of $7,944
   and  $2,256 for 2001 and 2000, respectively)                                                            14,753             3,782

   Reclassification adjustment for net gain included in
   net income (net of income tax effect of $1,466
   and $1,371 for 2001 and 2000, respectively)                                                             (2,724)           (2,545)

------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                                                 12,029             1,237
------------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                                                     $ 39,012          $ 28,048
------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                                    --------------------------------
(In thousands)                                                                                          2001               2000
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                                       $     26,983       $     26,811
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                             3,200              2,200
     Provision for depreciation on premises and equipment                                                  4,637              4,203
     (Accretion) amortization of securities discounts/premiums                                              (159)               586
     (Accretion) amortization of loan premiums, net                                                         (929)               519
     Amortization of intangible assets                                                                     7,564              3,875
     Implementation of change in accounting method (Note 10)                                               3,614              1,029
     Amortization of mortgage servicing rights                                                               351                371
     Gains on sale of foreclosed properties, net                                                            (262)              (233)
     Gains on sale of securities, net                                                                     (4,190)            (3,917)
     Gains on the sale of loans and servicing, net                                                           (94)              (607)
     (Gains) losses on trading securities, net                                                               (59)               867
     Decrease (increase) in trading securities                                                                35            (29,478)
     Loans originated for sale                                                                           (76,370)           (27,950)
     Proceeds from sale of loans, originated for sale                                                     57,267             28,079
     Decrease (increase) in interest receivable                                                              835             (4,344)
     Decrease (increase) in prepaid expenses and other assets, net                                         4,904             (1,252)
     (Decrease) increase in interest payable                                                             (19,186)             1,201
     Increase in accrued expenses and other liabilities, net                                             123,456              1,572
     Increase in cash surrender value of life insurance                                                   (2,324)            (1,959)
------------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                           129,273              1,573
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
     Purchases of securities, available for sale                                                        (736,592)          (787,190)
     Principal collected on investments                                                                   74,977             74,822
     Maturities of securities                                                                             84,919            187,511
     Proceeds from sale of securities, available for sale                                                310,698            432,020
     Decrease in interest-bearing deposits, net                                                            1,441             35,732
     Decrease (increase) in loans, net                                                                    55,370             (7,351)
     Proceeds from sale of foreclosed properties                                                           1,504              2,799
     Proceeds from sale (purchases) of premises and equipment, net                                         1,958             (7,895)
     Net cash paid for purchase acquisitions                                                             (10,066)            (4,837)
------------------------------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                                              (215,791)           (74,389)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
     Net (decrease) increase in deposits                                                                 (14,813)             5,206
     Repayment of FHLB advances                                                                       (3,569,105)          (967,985)
     Proceeds from FHLB advances                                                                       2,978,224          1,090,394
     Repayment of securities sold under agreement to repurchase and other borrowings                 (12,646,493)       (16,288,373)
     Proceeds from securities sold under agreement to repurchase and other borrowings                 13,369,271         16,271,152
     Cash dividends paid to common shareholders                                                           (7,852)            (6,188)
     Redemption of Series A preferred stock                                                              (40,000)                --
     Decrease in advance payments for taxes and insurance, net                                           (12,251)           (16,359)
     Exercise of stock options                                                                             2,834              6,015
     Common stock repurchased                                                                             (1,191)           (64,598)
------------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                                            58,624             29,264
------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                                       ----------------------------
(In thousands)                                                                                            2001              2000
------------------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                                    (27,894)           (43,552)
Cash and cash equivalents at beginning of period                                                         265,035            245,783
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                             $ 237,141          $ 202,231
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:
   Income taxes paid                                                                                   $      19          $       6
   Interest paid                                                                                         128,087             94,571

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING, INVESTING AND
   FINANCING ACTIVITIES:
Transfer of loans to foreclosed properties                                                             $   1,233          $   1,803
Reclassification of held-to-maturity securities to available-for-sale (fair
   value of $248,215)                                                                                    261,747                 --

------------------------------------------------------------------------------------------------------------------------------------

Assets acquired and liabilities assumed in purchase business combinations were as follows:

                                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                                       ----------------------------
(In thousands)                                                                                           2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Fair value of noncash assets acquired in purchase acquisitions                                         $244,405             $  2,257
Fair value of liabilities assumed in purchase acquisitions                                              249,152                2,302
Common stock issued in purchase business combination                                                        817                1,051
------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated interim financial statements.

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

BASIS OF FINANCIAL STATEMENT PRESENTATION

The Consolidated Financial Statements include the accounts of Webster and its subsidiaries. All share data has been restated for stock dividends and stock splits. The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the 2000 Annual Report to Shareholders and the Annual Report on Form 10-K. The actual results of Webster could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan and lease losses and the valuation allowance for the deferred tax asset.

NOTE 2 - ACQUISITIONS

PURCHASE TRANSACTIONS COMPLETED DURING FIRST QUARTER

THE CENTER CAPITAL ACQUISITION

In March 2001, Webster completed its acquisition of Center Capital Corporation ("Center Capital"), a privately-owned Farmington, Connecticut-based equipment financing company with assets of approximately $260 million. Center Capital finances commercial and industrial equipment including trucks, tractors, trailers, machine tools and other heavy equipment through leasing programs to customers throughout the United States.

THE MUSANTE REIHL ACQUISITION

In January 2001, Webster completed its acquisition of Musante Reihl Associates ("Musante"), a privately-owned Cheshire, Connecticut based insurance agency which was merged into Damman. Musante specializes in group benefits, long-term care and life insurance, has seven employees and had revenues of $850,000 in 2000.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

PURCHASE TRANSACTIONS SUBSEQUENT TO MARCH 31, 2001

THE WOLFF-ZACKIN & ASSOCIATES ACQUISITION

In April 2001, through Damman, Webster acquired Wolff-Zackin & Associates Inc. and its sister company, Benefit Plans Design & Administration Inc. Wolff-Zackin & Associates is a multiple lines insurance business specializing in personal and corporate life insurance, personal and commercial property and casualty insurance and deferred compensation plans. Benefit Plans Design & Administration Inc. provides businesses with pension, profit sharing, individual retirement account (IRA) and 401K investment plans and had approximate revenues of $3.1 million in 2000. The company also provides group life, disability income, and medical and dental care plans for businesses.

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

A summary of securities follows:

(In thousands)                                MARCH 31, 2001                                  DECEMBER 31, 2000
---------------------------------------------------------------------------------------------------------------------------------

                            Amortized           Unrealized           Fair        Amortized         Unrealized            Fair
                               Cost          Gains      Losses       Value         Cost          Gains      Losses       Value
                            ----------      -------    --------    ----------   ----------      -------    --------    ----------
TRADING SECURITIES:
Securities (a)              $       30(b)   $    --    $     --    $       30   $        6(b)   $    --    $     --    $        6

AVAILABLE FOR SALE
  PORTFOLIO:
U.S. Treasury Notes             15,047           25          --        15,072       11,042            3          --        11,045
U.S. Government Agency          21,373          132         (12)       21,493       46,246            3        (353)       45,896
Municipal bonds and notes       64,803        1,208         (48)       65,963       34,401          530         (47)       34,884
Corporate bonds and notes      206,552          247     (22,596)      184,203       73,265           --     (15,379)       57,886
Equity securities (c)          172,720        3,910      (5,340)      171,290      177,061        4,501      (5,877)      175,685
Mortgage-backed
  securities (a)             3,192,681       43,812      (4,201)    3,232,292    2,796,365       29,852     (11,571)    2,814,646
Purchased interest-rate
  contracts                         --           --          --            --        6,317           --      (3,032)        3,285
                            ----------      -------    --------    ----------   ----------      -------    --------    ----------
                            $3,673,176      $49,334    $(32,197)   $3,690,313   $3,144,697      $34,889    $(36,259)   $3,143,327
                            ----------      -------    --------    ----------   ----------      -------    --------    ----------
HELD TO MATURITY
  PORTFOLIO (d):
U.S. Treasury Notes         $       --      $    --    $     --    $       --   $    3,786      $     5    $     (2)   $    3,789
Municipal bonds and notes           --           --          --            --       23,267          173         (31)       23,409
Corporate bonds and notes           --           --          --            --      135,404           --     (12,879)      122,525
Mortgage-backed
  securities (a)                    --           --          --            --       99,290          558      (1,356)       98,492
                            ----------      -------    --------    ----------   ----------      -------    --------    ----------
                                    --           --          --            --      261,747          736     (14,268)      248,215
                            ----------      -------    --------    ----------   ----------      -------    --------    ----------

Total                       $3,673,206      $49,334    $(32,197)   $3,690,343   $3,406,450      $35,625    $(50,527)   $3,391,548
                            ==========      =======    ========    ==========   ==========      =======    ========    ==========

(a)      Includes mortgage-backed securities, which are guaranteed by FannieMae, Federal Home Loan Mortgage Corporation and
         Government National Mortgage Association and represent participating interests in direct pass-through pools of mortgage loans originated and serviced by the issuers of the securities. Also included are short and long futures positions.

(b)      Stated at fair value, including the effect of short and long futures positions.

(c)      As of March 31, 2001, the fair value of equity securities consisted of Federal Home Loan Bank ("FHLB") stock of $125.3 million, preferred stock of $8.4 million and common stock of $37.6 million. The fair value of equity securities at December
         31, 2000 consisted of FHLB stock of $125.3 million, preferred stock of $8.2 million and common stock of $42.2 million.

(d)      On January 1, 2001, as permitted by the provisions of SFAS No. 133, Webster reclassified all held to maturity securities to available for sale securities. See Note 10.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At March 31, 2001, short-term borrowings through securities sold under agreements to repurchase ("repurchase agreements") totaled $1.2 billion. Short-term borrowings through repurchase agreements averaged approximately $985.9 million during the first quarter and the maximum amount outstanding at month-end during the first quarter was $1.4 billion. Repurchase agreements are primarily collateralized by U.S. Government Agency mortgage-backed securities.

Information concerning short-term borrowings sold under agreements to repurchase as of March 31, 2001 is summarized below:

     (Dollars in thousands)
--------------------------------------------------------------------------------------------------------------

                             WEIGHTED                 WEIGHTED                  AMORTIZED COST          MARKET VALUE
      BALANCE AT              AVERAGE                  AVERAGE                       OF                      OF
        3/31/01            INTEREST RATE            MATURITY DATE                COLLATERAL              COLLATERAL
     -------------         -------------            -------------            -------------------       ----------------
      $1,168,680               4.83%              Less than 1 month              $ 1,181,572             $ 1,195,609

NOTE 5 - ACQUISITION-RELATED EXPENSES

The following table presents a summary of remaining acquisition-related accrued liabilities:

(In thousands)                                                                   Derby     People's    Eagle      NECB       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance of acquisition-related accrued liabilities at December 31, 1999         $ 3,000    $   400    $   775    $ 3,300    $ 7,475
------------------------------------------------------------------------------------------------------------------------------------
   Payments and charges against the liabilities:
   Data processing contract termination                                            (689)        --         --         --       (689)
   Transaction costs (includes investment bankers, attorneys & accountants)          --         --         --       (193)      (193)
   Lease payments and other facilities costs                                     (1,764)      (205)      (462)      (238)    (2,669)
   Acquisition-related miscellaneous expenses                                        --         --        (22)    (1,202)    (1,224)
------------------------------------------------------------------------------------------------------------------------------------
Balance of acquisition-related accrued liabilities at December 31, 2000         $   547    $   195    $   291    $ 1,667    $ 2,700
------------------------------------------------------------------------------------------------------------------------------------
   Payments and charges against the liabilities:
   Data processing contract termination                                            (196)        --         --         --       (196)
   Lease payments and other facilities costs                                        (19)       (42)       (36)       (80)      (177)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE OF ACQUISITION-RELATED ACCRUED LIABILITIES AT MARCH 31, 2001            $   332    $   153    $   255    $ 1,587    $ 2,327
------------------------------------------------------------------------------------------------------------------------------------

The remaining total accrued liability balance of $2.3 million at March 31, 2001 includes $2.2 million in reserves for remaining lease payments and other expenses of closed facilities. Disposition efforts for these closed facilities are on going. The remaining $96,000 is for data processing contracts which will expire in mid 2001.

NOTE 6 - SHAREHOLDERS' EQUITY

Total equity increased $34.5 million during the first quarter period ended March 31, 2001. The net increase was primarily attributable to net income of $27.0 million, a favorable change of $12.0 million of net unrealized gains related to the available for sale securities portfolio and $2.8 million from the exercise of stock options. These increases were partially offset by a reduction of $1.2 million for the repurchase of Webster common stock and dividend payments to common shareholders of $7.9 million.

During the first quarter of 2001, Webster repurchased 42,560 shares of its common stock. The cost of the repurchased stock was $1.2 million with an average per share cost of approximately $27.99.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - BUSINESS SEGMENTS

Webster has three segments for purposes of business segment reporting. These segments include retail banking, business banking and treasury. The organizational hierarchies that define the business segments are periodically reviewed and revised. Results may be restated when necessary to reflect changes in the organizational structure. The following table presents the statement of operations and total assets for Webster's reportable segments. All segments include the effect of funds transfer pricing.

Operating income and total assets by business segment are as follows:

THREE MONTHS ENDED MARCH 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                               RETAIL            BUSINESS                                 TOTAL
(IN THOUSANDS)                                                 BANKING            BANKING            TREASURY            SEGMENTS
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                          $     63,821       $     17,015       $      6,875        $     87,711
Provision for loan losses                                             572              2,628                 --               3,200
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                                63,249             14,387              6,875              84,511
Noninterest income                                                 23,253              7,064              9,169              39,486
Noninterest expenses                                               55,147             13,134              6,347              74,628
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes, extraordinary
   item and cumulative effect of
   change in method of accounting                                  31,355              8,317              9,697              49,369
Income taxes                                                       10,394              2,757              3,216              16,367
------------------------------------------------------------------------------------------------------------------------------------
Net income before taxes, extraordinary
   item and cumulative effect of change
   in method of accounting                                   $     20,961       $      5,560       $      6,481        $     33,002
Extraordinary item-early extinguishment
   of debt (net of taxes)                                              --                 --             (1,209)             (1,209)
Cumulative effect of change in method
   of accounting (net of taxes)                                        --                 --             (2,418)             (2,418)
------------------------------------------------------------------------------------------------------------------------------------
   Net Income                                                $     20,961       $      5,560       $      2,854        $     29,375
------------------------------------------------------------------------------------------------------------------------------------
Total assets at period end                                   $  5,562,743       $  1,710,591       $  4,430,221        $ 11,703,555

THREE MONTHS ENDED MARCH 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                               RETAIL             BUSINESS                                 TOTAL
(IN THOUSANDS)                                                 BANKING             BANKING            TREASURY            SEGMENTS
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                          $    62,269         $    11,396         $     2,607         $    76,272
Provision for loan losses                                            733               1,467                  --               2,200
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                               61,536               9,929               2,607              74,072
Noninterest income                                                16,529               4,948               6,108              27,585
Noninterest expenses                                              45,423               9,524               1,948              56,895
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                        32,642               5,353               6,767              44,762
Income taxes                                                      10,822               1,775               2,243              14,840
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                   $    21,820         $     3,578         $     4,524         $    29,922
------------------------------------------------------------------------------------------------------------------------------------
Total assets at period end                                   $ 5,108,109         $ 1,307,752         $ 3,645,113         $10,060,974

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The retail banking segment includes investment and insurance services, consumer lending and the Bank's deposit generation and direct banking activities, which include the operation of automated teller machines and telebanking customer support, sales and small business banking. The retail banking segment also includes the Bank's investment in residential real estate loan origination, servicing, secondary marketing activities and Webster Investment Services. The business banking segment includes the Bank's investment in commercial and industrial loans and commercial real estate loans. The business banking segment also includes business deposits, cash management activities for business banking, government finance, trust activities, financial advisory services and lease financing from Center Capital. The treasury segment includes the Bank's investment in assets and liabilities managed by Treasury, which include interest-bearing deposits, investment securities, Federal Home Loan Bank advances, repurchase agreements and other borrowings.

During 2000, as part of a management reorganization, Webster consolidated its consumer banking and mortgage lending segments with its investment and insurance services, which were previously included within the "all other" segment category. This segment is now referred to as "retail banking". The trust and government finance activities that were previously included within the "all other" segment category were transferred into the "business banking" segment.

Management allocates indirect expenses to its business segments. These expenses include administration, finance, operations and other support related functions. Net income (loss) after income taxes for the segments does not include certain income and expense categories that aggregate to net after tax expenses of $2.4 million for the current quarter ended March 31, 2001 and $3.1 million for the prior quarter ended March 31, 2000, that do not directly relate to segments. On a before tax basis, the net expenses were $3.6 million for the quarter ended March 31, 2001 and $4.7 million for the quarter ended March 31, 2000. Capital securities expense of $3.6 million (before taxes) was not included in the segments for the quarter ended March 31, 2001. For the quarter ended March 31, 2000, the major categories not included in the segments were (before taxes) $3.6 million of capital securities expense and $1.0 million of dividend expense on the preferred stock of a subsidiary corporation. The allocations are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented are periodically revised. For the current quarter ended March 31, 2001, Webster recorded a $3.6 million charge to earnings for an extraordinary item for the early extinguishment of debt (see Note 9) and a $1.8 million charge to earnings for the cumulative effect of a change in method of accounting (see Note 10).

NOTE 8 - INCOME TAXES

Total income tax expense for the three month period ended March 31, 2001 and 2000 was $13.4 million and $13.3 million, respectively. The tax expense for the period ended March 31, 2001 included tax benefits totaling $1.8 million for the tax effect on the extraordinary item and the cumulative effect of the change in method of accounting. The effective tax rate for both periods was approximately 33%. Tax expense for the current year three month period is higher than the corresponding prior year periods primarily due to a higher level of income before taxes. During the first quarter of 2000, Webster formed a Connecticut Passive Investment Company ("PIC"). PIC's are exempt from state income taxation in Connecticut, and the dividends paid from a PIC to a related financial institution are also exempt from inclusion in Connecticut taxable income. Webster Bank qualifies as a financial institution under the Connecticut statute. The exemption is effective for tax years beginning on or after January 1, 1999.

NOTE 9 - EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT

In January 2000, Webster recorded a $1.8 million charge ($1.2 million, net of taxes) to earnings for the early extinquishment of debt. The prepayment penalty was incurred on seven Federal Home Loan Bank advances totaling $155.3 million with rates between 6.30% and 8.20% and remaining maturity dates ranging from 1 month to 20 months.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10 - CUMULATIVE EFFECT OF CHANGE IN METHOD OF ACCOUNTING

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS"), No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133, as amended by SFAS No. 137, is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities, an amendment to SFAS No. 133". This statement amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Upon adoption, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company implemented SFAS No. 133 as of January 1, 2001. The implementation of SFAS No. 133 resulted in a $3.6 million (net of tax, $2.4 million) charge to earnings for derivatives that were deemed as "ineffective" hedges. Webster also reclassified all held to maturity securities to available for sale as permitted under SFAS No. 133, as amended.

On January 1, 2001, Webster had an existing interest rate swap hedge. This swap qualifies as an effective fair value hedge under SFAS 133. Specific information is detailed below.

Webster's risk management objective is to hedge the fair value of a Certificate of Deposit (CD) by entering into an interest rate swap with equal and offsetting fixed payments. The combination of the swap and the CD results in a par based deposit liability.

The notional amount of the swap is $25,000,000 and no premium was paid. The fixed rate payer is the counter party and the floating rate payer is Webster Bank. The hedged item is a Certificate of Deposit.

At the date of adoption and at the end of the reporting period, Webster has concluded that the hedging relationship is highly effective in achieving offsetting price movements attributable to changes in the benchmark interest rate (i.e., that changes in the value of the swap will offset changes in the value of the CD). Thus, the hedging relationship is highly effective in maintaining a net market value very near par. The net loss recognized in earning during the three month period ended March 31, 2001 representing the amount of the hedges ineffectiveness was immaterial.

Webster has other derivative instruments in its operations that do not qualify for hedge accounting under SFAS 133. These include the Bank's commitments to originate and sell residential mortgage loans that meet secondary market underwriting standards. These derivatives are used to mitigate the interest rate risk associated with Webster Bank's mortgage operations. The Bank's other derivatives instrument that do not qualify for hedge account under SFAS 133 also are an interest rate cap and floor, both of which are used to minimize interest rate risk on the Company's investment portfolio.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11 - NET INCOME PER COMMON SHARE

The following tables reconcile the components of basic and diluted earnings per share.

                                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                                    --------------------------------
(In thousands, except per share data)                                                                2001                     2000
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Net income                                                                                          $26,983                  $26,811
------------------------------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding                                                           48,938                   43,606
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                                            $   .55                  $   .61
------------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE:
Net income                                                                                          $26,983                  $26,811
------------------------------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding                                                           48,938                   43,606
------------------------------------------------------------------------------------------------------------------------------------
Potential dilutive common stock:
   Options                                                                                              628                      545
Total weighted-average diluted shares                                                                49,566                   44,151
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                                          $   .54                  $   .61
------------------------------------------------------------------------------------------------------------------------------------


At March 31, 2001 and 2000, options to purchase 683,107 and 1,181,391 shares of common stock at exercise prices between $29.00 and $35.38 and $22.10 and $35.38, respectively, were not considered in the computation of potential dilutive common stock for the respective periods since the options' exercise prices were greater than the average market price of Webster common stock. The average market prices for periods ended March 31, 2001 and 2000 were $28.62 and $22.09, respectively.

NOTE 12 - CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE CORPORATION

During 1997, Webster formed a statutory business trust, Webster Capital Trust I ("Trust I"), of which Webster owns all of the common stock. Trust I exists for the sole purpose of issuing trust securities and investing the proceeds in an equivalent amount of subordinated debentures of the Corporation. On January 31, 1997, Trust I completed a $100 million underwritten public offering of 9.36% Corporation-Obligated Manditorily Redeemable Capital Securities of Webster Capital Trust I ("capital securities"). The sole asset of Trust I is $100 million of Webster's 9.36% junior subordinated deferrable interest debentures due in 2027 ("subordinated debt securities"), purchased by Trust I on January 30, 1997. On April 1, 1997, Eagle Financial Capital Trust I, subsequently renamed Webster Capital Trust II ("Trust II"), completed a $50 million private placement of 10.00% capital securities. Proceeds from the issue were invested by Trust II in junior subordinated deferrable debentures issued by Eagle due in 2027. These debentures represent the sole assets of Trust II. The subordinated debt securities are unsecured obligations of Webster and are subordinate and junior in right of payment to all present and future senior indebtedness of Webster. Webster has entered into guarantees, which together with Webster's obligations under the subordinated debt securities and the declarations of trust governing Trust I and Trust II, including its obligations to pay costs, expenses, debts and liabilities (other than trust securities), provides a full and unconditional guarantee of amounts on the capital securities. Expense on the securities including amortization of issuance costs, for the three month period ended March 31, 2001 and 2000, was $3.6 million for each period.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 13 - ACCOUNTING STANDARDS

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS No. 125. SFAS No. 140 addresses implementation issues that were identified in applying SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 also is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application is not permitted. Webster does not expect any material impact from the implementation of SFAS No. 140 effective April 1, 2001.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

Webster, as a holding company, and the Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the "OTS"), as its primary federal regulator. Webster is also subject to regulation, examination and supervision by the FDIC as to certain matters. The Bank's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a Bank Insurance Fund ("BIF") member institution. The Bank conducts trust activities through its wholly owned nationally-chartered trust company subsidiary which is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency. Webster's corporate headquarters is located at Webster Plaza, Waterbury, Connecticut 06702. Its telephone number is (203) 753-2921. Webster's internet website is: www.websterbank.com.

FINANCIAL CONDITION

Webster on a consolidated basis at March 31, 2001 and December 31, 2000, had total assets of $11.7 billion and $11.2 billion, total securities of $3.7 billion and $3.4 billion, and net loans and leases receivable of $7.0 billion and $6.8 billion, respectively. Total deposits at the end of both March 31, 2001 and December 31, 2000 were $6.9 billion, borrowings were $3.4 billion and $3.0 billion and shareholders' equity totaled $924.9 million and $890.4 million, respectively.

Total assets increased $454.0 million or 4.0% at March 31, 2001 from December 31, 2000. The overall increase is primarily due to increases in securities of $285.3 million and net loans and leases of $203.9 million. The increase in loans and leases was primarily attributable to the purchase acquisition of Center Capital during the first quarter where approximately $243.7 million of net leases were acquired. The net increase in intangible assets of $8.1 million during the first quarter period primarily reflects goodwill totaling $15.6 million that was recorded during the period for two purchase acquisitions, (Center Capital and Musante Reihl), net of amortization of $7.6 million.

Total liabilities increased $459.5 million primarily due to increases in borrowings of $392.7 million, a decrease in deposits of $14.8 million and an increase in other liabilities of $93.9 million for the purchase of securities not yet funded at March 31, 2001. In January 2001 $40.0 million of preferred stock issued by one of the Bank's subsidiaries matured. The net increase to total equity of $34.5 million is primarily due to net income of $27.0 million, a favorable change of $12.0 million in unrealized gains on the available for sale securities portfolio, stock option exercise proceeds of $2.8 million and $680,000 for treasury stock issued for the acquisitions, which was offset by $1.2 million repurchases of Webster common stock and $7.9 million for common stock dividend payments.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

The following table provides information for Webster Bank's capital ratios as of March 31, 2001 and December 31, 2000. At March 31, 2001, the Bank was in full compliance with all applicable regulatory capital requirements.

                                                                                          OTS Minimum
                                                                                       Capital Requirements       Well Capitalized
                                                              Actual                   --------------------       ----------------
(Dollars in thousands)                                        Amount       Ratio        Amount       Ratio       Amount       Ratio
------------------------------------------------------------------------------------------------------------------------------------
AT MARCH 31, 2001
Total capital (to risk-weighted assets)                      $816,695      11.42%      $571,899       8.00%     $714,874      10.00%
Tier 1 capital (to risk-weighted assets)                      727,295      10.17        285,950       4.00       428,924       6.00
Tier 1 capital (to adjusted total assets)                     727,295       6.48        448,883       4.00       561,104       5.00
Tangible capital (to adjusted total assets)                   724,489       6.46        224,386       2.00         No Requirement

AT DECEMBER 31, 2000
Total capital (to risk-weighted assets)                      $773,773      11.45%      $540,672       8.00%     $675,839      10.00%
Tier 1 capital (to risk-weighted assets)                      689,234      10.20        270,336       4.00       405,504       6.00
Tier 1 capital (to adjusted total assets)                     689,234       6.39        431,200       4.00       539,000       5.00
Tangible capital (to adjusted total assets)                   686,166       6.37        215,539       2.00         No Requirement

At March 31, 2001, the assets of Webster, on an unconsolidated basis, consisted primarily of its investments in the Bank, Damman and Duff & Phelps that totaled $1.1 billion, investment securities of $92.4 million and $16.7 million of cash and interest-bearing deposits. Liabilities of Webster, on an unconsolidated basis, consisted primarily of borrowings that totaled $276.0 million and other liabilities of $8.2 million. Shareholders' equity at that date was $924.9 million. Primary sources of income to Webster, on an unconsolidated basis, are dividend payments received from the Bank and interest and dividends from investment securities. Primary expenses of Webster, on an unconsolidated basis, are interest expense on borrowings and interest expense related to the capital securities.

LENDING ACTIVITIES

GENERAL

Webster, through its consolidated Bank subsidiary, originates various types of residential, commercial, consumer loans and lease financing. Total gross loans and leases receivable before the allowance for loan and lease losses were $7.1 billion and $6.9 billion at March 31, 2001 and December 31, 2000, respectively. The Bank offers commercial and residential permanent and construction mortgage loans, commercial and industrial loans, lease financing and various types of consumer loans including home equity lines of credit, home equity loans and other types of small business and consumer loans. At March 31, 2001 and December 31, 2000, residential loans represented 57% and 60% of Webster's loan portfolio, respectively.

The Bank's middle market lending unit has lending relationships with companies primarily located in the State of Connecticut with annual sales of $5 to $250 million. This portfolio has grown due to internal growth as well as the retention of previously acquired customers. The Bank provides these customers with a complete array of traditional commercial credit facilities such as lines of credit, term loans, owner occupied commercial mortgages, asset based lending and interest-rate protection products. In addition, the Bank provides state of the art cash management services including automated investments, lock box and account reconciliation services. In support of customer's international business, the Bank provides letters of credit and offers various export programs of the Ex-Im Bank.

Webster Bank originates construction, construction-to-permanent, and permanent commercial real estate loans throughout the New England region. At March 31, 2001, outstanding commercial real estate loans totaled $867.8 million, compared to $857.0 million as of December 31, 2000. The Bank's strategy is to originate loans with quality income producing real estate as collateral. The Bank develops relationships with quality regional developers and participates in loans with selected banks.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

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

At March 31, 2001 and December 31, 2000, the specialized lending unit administered $459.2 million and $439.9 million, respectively, of funded loans against commitments of $635.0 million and $637.9 million. This represented approximately 6.5% and 6.4% of the total loan portfolio at March 31, 2001 and December 31, 2000, respectively.

A summary of loans administered by the specialized lending unit follows:

(In thousands)
                                                                                       PRINCIPAL BALANCES OUTSTANDING AT
                                                                                -------------------------------------------------
INDUSTRY                                                                            MARCH 31, 2001           DECEMBER 31, 2000
---------------------------------------------------------------------------------------------------------------------------------
Manufacturing                                                                          $146,566                    $128,704
Wireless Communications                                                                  67,555                      71,706
Cable                                                                                    50,443                      56,163
Collateralized debt obligations                                                          45,140                      45,480
Radio/TV broadcasting                                                                    30,959                      33,146
Other Telecom                                                                            45,533                      34,306
Advertising/Publishing                                                                   33,124                      33,067
All other (a)                                                                            39,869                      37,372
---------------------------------------------------------------------------------------------------------------------------------
Total                                                                                  $459,189                    $439,944
---------------------------------------------------------------------------------------------------------------------------------

 (a) Includes Service, Leisure and Environmental services

In addition to the loans administered by the specialized lending unit, Webster had $116.1 million of participation loans that are also monitored by the SNCP against commitments of $201.4 million at March 31, 2001 These participation loans are located primarily in the Northeast region and represent service related industrial loans and real estate loans. The loans are funded through Webster's regional commercial divisions, whose focus is primarily middle market lending. The SNCP participation loans are distinguished from the specialized lending unit SNCP loans by being relatively smaller transactions where the Bank in most cases, has a direct relationship with the borrower.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

In March 2001, Webster acquired Center Capital, a privately-owned Farmington, Connecticut-based equipment financing company. Center Capital finances commercial and industrial equipment including trucks, tractors, trailers, machine tools and other heavy equipment through leasing programs to customers throughout the United States. Through the acquisition, Webster purchased approximately $243.7 million of net lease financing loans.

LOAN PORTFOLIO REVIEW AND ALLOWANCE FOR LOAN LOSS METHODOLOGY

     Webster devotes significant attention to maintaining high asset quality through its underwriting standards, active servicing of loans and aggressive management of nonaccrual assets. The allowance for loan losses is maintained at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors which, in management's judgment, deserve current recognition in estimating loan losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on Webster's nonaccrual loans, classified loans and watch list loans including an analysis of the collateral for the loans.

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

ASSET QUALITY

NONACCRUAL ASSETS

The aggregate amount of nonaccrual assets increased to $49.9 million at March 31, 2001 from $44.3 million at December 31, 2000 and increased as percentage of total assets to 0.43% at March 31, 2001 from 0.39% at December 31, 2000. For the first quarter of 2001 nonaccrual loans increased $6.1 million and foreclosed properties decreased $533,000. The increase in nonaccrual loans for the current three month period is primarily due to $5.7 million of

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

nonaccruals acquired from Center Capital. The allowance for loan losses at March 31, 2001 was $95.0 million and represented 201.5% of nonaccrual loans and 1.3% of total gross outstanding loans. Total allowances for nonaccrual assets of $95.1 million at March 31, 2001 represented 190.0% of nonaccrual assets. The following table details nonaccrual assets for the periods presented.

                                                                                                    FOR THE PERIODS ENDED
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                MARCH 31,             DECEMBER 31,
          (In thousands)                                                                          2001                   2000
-----------------------------------------------------------------------------------------------------------------------------------
NONACCRUAL ASSETS:
Loans accounted for on a nonaccrual basis:
   Residential                                                                                   $ 8,540                $ 8,842
   Commercial                                                                                     36,514                 29,868
   Consumer                                                                                        2,077                  2,324

FORECLOSED PROPERTIES:
   Residential and Consumer                                                                        1,722                  2,284
   Commercial                                                                                      1,040                  1,011
-----------------------------------------------------------------------------------------------------------------------------------
   Total                                                                                         $49,893                $44,329
-----------------------------------------------------------------------------------------------------------------------------------


The following table provides a summary of the activity in the allowance for loan losses for the indicated periods:

                                                                                       FOR THE THREE MONTH PERIODS ENDED,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  MARCH 31,          DECEMBER 31,         MARCH 31,
          (In thousands)                                                            2001                2000                2000
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                    $ 90,809            $ 88,917            $ 72,658
CHARGE-OFFS
   Residential                                                                        (388)               (394)               (492)
   Commercial                                                                         (581)               (868)               (163)
   Consumer                                                                           (454)               (468)               (290)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    (1,423)             (1,730)               (945)
RECOVERIES:
   Residential                                                                         115                  78                  70
   Commercial                                                                          342                 291                 487
   Consumer                                                                             75                  53                  91
------------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                       (891)             (1,308)               (297)
Allowances from purchase transactions                                                1,852                  --                  --
Provisions charged to operations                                                     3,200               3,200               2,200
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                          $ 94,970            $ 90,809            $ 74,561
------------------------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average loans outstanding                                 .013%               .019%               .005%
------------------------------------------------------------------------------------------------------------------------------------

Net charge-offs for the current year three month period totaled $891,000 decreasing $417,000 as compared to the previous quarter ended December 31, 2000. The improvement was directly related to lower commercial loan charge-offs for the current quarter as compared to the previous quarter. The increase in net charge-offs for the current year period when compared to the same quarter one year earlier is the result of a growing loan portfolio. Provision for loan losses expense for the current year period increased compared to the previous year same period primarily due to an increase in nonaccrual loans. The increase in the allowance for loan losses of $20.4 million when the current year balance is compared to one year earlier is primarily due to the incorporation of an $11.0 million allowance for loan losses related to the Mechanics acquisition in June of 2000, a $1.9 million allowance related to the acquisition of Center Capital in March 2001 and provisions during the year. For additional information, please refer to the Asset Quality section of Management's Discussion and Analysis beginning on page 24 of the Corporation's 2000 Annual Report on Form 10-K. Management believes that the allowance for loan losses at March 31, 2001 is adequate to cover expected losses in the portfolio.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

PAST DUE LOANS

The following table sets forth information as to the Bank's loans past due 30-89 days.

                                                                     MARCH 31, 2001                   DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                              PRINCIPAL      PERCENT OF LOANS      PRINCIPAL      PERCENT OF LOANS
(Dollars in thousands)                                         BALANCES        OUTSTANDING          BALANCES         OUTSTANDING
------------------------------------------------------------------------------------------------------------------------------------
PAST DUE 30-89 DAYS:
   Residential                                                 $14,674             0.21%             $20,974             0.30%
   Commercial Real Estate                                       10,969             0.15               16,101             0.23
   Commercial and Industrial                                    16,707             0.24               10,883             0.16
   Consumer                                                      4,285             0.06                6,135             0.09
------------------------------------------------------------------------------------------------------------------------------------
   Total                                                       $46,635             0.66%             $54,093             0.78%
------------------------------------------------------------------------------------------------------------------------------------

TROUBLE DEBT RESTRUCTURINGS

At March 31, 2001 and December 31 2000, the Bank had total troubled debt restructurings of approximately $5.7 million. Interest income booked for March 31, 2001 under the restructured terms totaled $125,000 as compared to $211,000 that would have been booked had the restructured loans been under their original terms during the three month period. Interest income booked for the three months ended December 31, 2000 under the restructured terms totaled $126,000 as compared to $211,000 that would have been booked had the restructured loans been under their original terms for that period.

POTENTIAL PROBLEM LOANS

At March 31, 2001, the Bank had $28.1 million of potential problem loans or commitments in its commercial loan portfolio for which management has doubts as to the ability of such borrowers to comply with present repayment terms or commitment conditions. At December 31, 2000, the Bank had $17.3 million of potential problem loans or commitments.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

Interest-rate risk is the sensitivity of the market value of Webster's interest-sensitive assets and liabilities and the sensitivity of Webster's earnings to changes in interest rates over short-term and long-term time horizons. The primary goal of interest-rate risk management is to control risk within limits approved by the Board of Directors. Webster's Asset & Liability Management Committee manages interest-rate risk to maximize net interest income and net market value over time in changing interest-rate environments. Management measures interest-rate risk using simulation analyses with particular emphasis on measuring changes in net market value and net interest income in different rate environments. Market value is measured as the net present value of future cash flows. Simulation analysis incorporates assumptions about balance sheet changes such as asset and liability growth, loan and deposit pricing and changes due to the mix of assets and liabilities. Key assumptions relate to the behavior of interest rates and spreads, prepayment speeds and the run-off of deposits. From such simulations, interest-rate risk is quantified and appropriate strategies are formulated and implemented.

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

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

The following table summarizes the estimated market value of Webster's interest-sensitive assets and interest-sensitive liabilities at March 31, 2001 and December 31, 2000, and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

                                                              Book               Market             Estimated Market Value Impact
(Dollars in thousands)                                        Value              Value               -100 BP            +100 BP
------------------------------------------------------------------------------------------------------------------------------------
MARCH 31, 2001

Interest-sensitive Assets:
   Trading                                                 $         30       $         30        $         --       $         --
   Non-trading                                               10,597,817         10,697,465             192,293           (232,985)
Interest-sensitive Liabilities                               10,536,574         10,481,945            (172,619)           150,649

   Net Impact                                                                                           19,674            (82,336)
   Net Impact as % of interest-sensitive assets                                                            .18%              (.77)%

DECEMBER 31, 2000

Interest-sensitive Assets:
   Trading                                                 $          6       $          6        $         --       $         --
   Non-trading                                               10,111,134         10,166,579             197,377           (232,838)
Interest-sensitive Liabilities                               10,011,353         10,033,507            (175,746)           165,869

   Net Impact                                                                                           21,631            (66,969)
   Net Impact as % of interest-sensitive assets                                                            .21%              (.66)%

------------------------------------------------------------------------------------------------------------------------------------

The tables above exclude earning assets that are not directly impacted by changes in interest rates. These assets include equity securities of $171.3 million at March 31, 2001 and $175.7 million at December 31, 2000 and nonaccrual loans of $47.1 million at March 31, 2001 and $41.0 million at December 31, 2000 (see "Asset Quality" within the MD&A). Values for mortgage servicing rights have been included in the tables above as movements in interest rates affect the valuation of the servicing rights. Equity securities and nonaccrual assets not included in the above tables are, however, subject to fluctuations in market value based on other risks. The equity securities at March 31, 2001 and December 31, 2000 include $125.3 million, for each respective quarter end, of FHLB stock which is insensitive to market fluctuations.

Interest-sensitive assets, net of interest-sensitive liabilities, when impacted by an instantaneous 100 basis point rate decrease results in a projected increase in net market value of $19.7 million at March 31, 2001 compared to a projected increase in net market value of $21.6 million at December 31, 2000. These changes in net market value represent 0.18% of interest-sensitive assets at March 31, 2001 and 0.21% of interest-sensitive assets at December 31, 2000. Interest-sensitive assets, net of interest- sensitive liabilities, when impacted by an instantaneous 100 basis point rate increase results in a projected decrease in net market value of $82.3 million at March 31, 2001 compared to a projected decrease in net market value of $67.0 million at December 31, 2000. These changes in net market value represent 0.77% of interest-sensitive assets at March 31, 2001 and 0.66% of interest-sensitive assets at December 31, 2000.

Based on Webster's asset/liability mix at March 31, 2001, simulation analyses project that an instantaneous 100 basis point increase in interest rates would decrease net interest income over the next twelve months by approximately 4.0%. An instantaneous 100 basis point decrease in interest rates would increase net interest income by approximately 0.4%.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management's strategies. Management believes that Webster's interest-rate risk position at March 31, 2001, represents a reasonable level of risk.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. As required by recent legislation, the OTS recently deleted its requirement that federal savings associations maintain a certain minimum level of liquid assets. Instead, adequate liquidity is assessed by the OTS on a case-by-case basis by reviewing such factors as the institution's overall asset/liability structure, market conditions, competition and the nature of the institution's activities. The OTS considers both an institution's liquidity ratio as well as safety and soundness issues in assessing whether an institution has sufficient liquidity.

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

Webster is a member of the Federal Home Loan Bank ("FHLB") system and has additional borrowing capacity from the FHLB of approximately $2.1 billion at March 31, 2001. At that date, the Bank had FHLB advances outstanding of $1.8 billion compared to $2.4 billion at December 31, 2000.

On January 15, 2001, Webster Preferred Capital Corporation ("WPCC") a subsidiary of the Bank redeemed all outstanding shares of its Series A Preferred Stock which had a redemption value of $40.0 million. WPCC had sufficient cash to redeem the stock without outside funding. WPCC expects sufficient cash flow from mortgage loan payments to replenish its cash.

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

During the first quarter of 2001, Webster repurchased a total of 42,560 shares of its common stock. The total cost of the repurchased shares was $1.2 million with an average per share cost of approximately $27.99.

Applicable OTS regulations require the Bank, as a federal savings bank, to satisfy certain minimum capital requirements, including a leverage capital requirement and risk-based capital requirements. As an OTS regulated savings institution, the Bank is also subject to a minimum tangible capital requirement. At March 31, 2001, the Bank was in full compliance with all applicable capital requirements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIOD ENDED MARCH 31, 2001 AND 2000.

GENERAL

Net income for the three month period ended March 31, 2001, was $27.0 million or $.54 per diluted share compared to $26.8 million or $.61 per diluted share for the same period ended March 31, 2000. In general, the increase in net interest income and noninterest income of $23.3 million was mostly offset by increased noninterest expenses of $16.7 million and $3.6 million (net of taxes) of costs related to the cumulative effect of a change in the method of accounting (SFAS No. 133 implementation) and an extraordinary item which represents expenses incurred for the early extinguishment of debt. Noninterest expenses for the current quarter also included $3.7 million of costs for branch reconfiguration expenses.

NET INTEREST INCOME

Net interest income for the three month period ended March 31, 2001, amounted to $87.7 million compared to $76.3 million for the respective period in 2000. Total interest income for the current year three month period compared to the same period in 2000 increased $27.0 million while total interest expense increased $15.5 million. The increase in net interest income for the three month period ending March 31, 2001 compared to the same period a year earlier was due primarily to purchase acquisitions completed subsequent to March 31, 2000. Net interest-rate spread for the three month period ended March 31, 2001 was 3.23% compared to 3.10% for the same period in the previous year. Net interest margin was $3.35% for the current quarter period and 3.22% for the same period one year earlier.

INTEREST INCOME

Total interest income for the three month periods ended March 31, 2001 and 2000 was $196.6 million and $169.6 million, respectively. The increase in total interest income for the current year period is due to both an increase in the volume of average interest-earning assets and higher yields realized on these earning assets. When the three month periods are compared, average loans and leases increased $864.4 million and the yield increased 31 basis points over the prior year period. Average investment securities and interest-bearing deposits increased $267.7 million for the current year three month period and the yield increased 32 basis points over the prior year period.

INTEREST EXPENSE

Total interest expense for the three month period ended March 31, 2001, was $108.9 million compared to $93.4 million for the previous year period. The rate paid on interest-bearing liabilities for the three month period ended March 31, 2001 was 4.32% as compared to 4.11% for the same period one year earlier. The increase in total interest expense for the current three month period as compared to one year earlier, is primarily due to a higher volume of average interest-bearing liabilities of $1.0 billion and higher costs on both deposits and borrowings of six basis points.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

The following table shows the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned and paid by Webster.

                                                                            THREE MONTHS ENDED MARCH 31,
(Dollars in thousands)                                                2001                                 2000
--------------------------------------------------------------------------------------------------------------------------------
                                                       AVERAGE                  AVERAGE       AVERAGE                  AVERAGE
                                                       BALANCE       INTEREST    YIELD        BALANCE      INTEREST     YIELD
                                                       -------       --------    -----        -------      --------     -----
ASSETS
INTEREST-EARNING ASSETS:
Loans and leases                                     $ 6,943,051      138,631    7.99%      $ 6,078,613    $ 116,485    7.68%
Securities                                             3,500,761       58,216    6.67(a)      3,233,024       53,251    6.35(a)
                                                     -----------     --------   -----       -----------    ---------   -----
     TOTAL INTEREST-EARNING ASSETS                    10,443,812      196,847    7.55         9,311,637      169,736    7.21
Noninterest-earning assets                               869,976     --------                   682,901    ---------
                                                     -----------                            -----------
     TOTAL ASSETS                                    $11,313,788                            $ 9,994,538
                                                     ===========                            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits                                             $ 6,853,563       59,436    3.52%      $ 6,142,361       49,982    3.27 %
Borrowings                                             3,308,348       49,465    5.98         2,984,276       43,389    5.85
                                                     -----------     --------   -----       -----------    ---------   -----
     TOTAL INTEREST-BEARING LIABILITIES               10,161,911      108,901    4.32         9,126,637       93,371    4.11
Noninterest-bearing liabilities                           81,485     --------                    64,359    ---------
                                                     -----------                            -----------
     TOTAL LIABILITIES                                10,243,396                              9,190,996

Capital securities and preferred stock of
  subsidiary corporation                                 166,244                                199,577

SHAREHOLDERS' EQUITY                                     904,148                                603,965
                                                     -----------                            -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $11,313,788                            $ 9,994,538
                                                     ===========         (235)              ===========          (93)
                                                                     --------                              ---------
NET INTEREST INCOME                                                  $ 87,711                              $  76,272
                                                                     ========                              =========
INTEREST-RATE SPREAD                                                             3.23                                   3.10%
                                                                                =====                                  =====
NET YIELD ON AVERAGE INTEREST-EARNING ASSETS                                     3.35%                                  3.22%
                                                                                =====                                  =====

(a)  For purposes of this computation, unrealized gains (losses) are excluded from the average rate calculations.

--------------------------------------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES

The provision for loan and lease losses was $3.2 million for the three month period ended March 31, 2001 compared to $2.2 million for the same period in 2000. The increase for 2001 is attributable to the increase in gross loans, and a shift within the loan portfolio to a higher concentration of commercial loans. At March 31, 2001, the allowance for loan and lease losses totaled $95.0 million and represented 201.5% of nonaccrual loans and leases as compared to $90.8 million and 221.3% respectively, at December 31, 2000. At March 31, 2001 and December 31, 2000, the allowance for loan and lease losses represented 1.33% and 1.31% of gross outstanding loans and leases, respectively.

NONINTEREST INCOME

Total noninterest income for the three month period ended March 31, 2001 and 2000 totaled $39.5 million and $27.6 million, respectively. Gains on the sale of loans and loan servicing and securities contributed $4.4 million to total noninterest income for the period ended March 31, 2001. When the three month periods are compared, increased income for the current period of $11.9 million is due to an increase of $3.5 million in fees and service charges, $4.5 million in financial advisory services and $1.3 million in insurance commissions due primarily to acquisitions completed subsequent to March 31, 2000 and $1.2 million in net gains on the sale of securities and $1.0 million of other noninterest income.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

The following table compares noninterest income for the current quarter to the previous year respective quarter and reflects the percentage change for the components of noninterest income.

                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                    -----------------------------------------------
                                                                                                                         PERCENTAGE
(IN THOUSANDS)                                                                         2001               2000             CHANGE
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Fees and service charges                                                             $16,035            $12,543             27.8%
Trust and investment services                                                          4,394              3,868             13.6
Financial advisory services                                                            4,505                 --            100.0
Insurance commissions                                                                  5,014              3,722             34.7
Gain on sale of loans, and loan servicing, net                                            94                607            (84.5)
Gain on sale of securities, net                                                        4,249              3,050             39.3
Increase in cash surrender value of life insurance                                     2,324              1,959             18.6
Other noninterest income                                                               2,871              1,836             56.4
------------------------------------------------------------------------------------------------------------------------------------
     Total noninterest income                                                        $39,486            $27,585             43.1%
------------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES

Total noninterest expenses for the three month period ended March 31, 2001 totaled $78.2 million compared to $61.5 million for the same period in 2000. The increase in noninterest expenses for the current year first quarter period as compared to the same period in the previous year is due to an increase of compensation and benefits expense of $6.6 million and intangible amortization expense of $3.7 million due primarily to acquisitions completed subsequent to March 31, 2000 and $3.7 million for branch reconfiguration expenses.

The following table compares noninterest expense for the current quarter to the previous year respective quarter and reflects the percentage change for the components of noninterest expense.

                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                       ---------------------------------------------
                                                                                                                          PERCENTAGE
(IN THOUSANDS)                                                                          2001               2000             CHANGE
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES:
Compensation and benefits expense                                                      $35,617            $28,983             22.9%
Occupancy expense                                                                        6,880              5,633             23.1
Furniture and equipment expense                                                          6,711              6,492              3.4
Intangible amortization expense                                                          7,564              3,875             95.2
Marketing expense                                                                        2,090              2,198             (4.9)
Professional services expense                                                            1,570              1,636             (4.0)
Branch reconfiguration expenses                                                          3,703                 --            100.0
Capital securities expense                                                               3,616              3,616               --
Dividends on preferred stock of subsidiary corporation                                     339              1,038            (67.3)
Other operating expenses                                                                10,130              8,078             25.4
------------------------------------------------------------------------------------------------------------------------------------
     Total noninterest expenses                                                        $78,220            $61,549             27.1%
------------------------------------------------------------------------------------------------------------------------------------

INCOME TAXES

Total income tax expense for the three month period ended March 31, 2001 and 2000 was $13.4 million and $13.3 million, respectively. The tax expense for the period ended March 31, 2001 included tax benefits totaling $1.8 million for the tax effect on the extraordinary item and the cumulative change in the method of accounting. The effective tax rate for both periods was approximately 33%. Tax expense for the current year three month period is higher than the corresponding prior year periods primarily due to a higher level of income before taxes. During the first quarter of 2000, Webster formed a Connecticut Passive Investment Company ("PIC"). PICs are exempt from state income

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

taxation in Connecticut, and the dividends paid from a PIC to a related financial institution are also exempt from inclusion in Connecticut taxable income. Webster Bank qualifies as a financial institution under the Connecticut statute. The exemption is effective for tax years beginning on or after January 1, 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 23 through 24 under the caption "Asset/Liability Management and Market Risk".

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings - Not applicable.


Item 2   Changes in Securities and Use of Proceeds - Not applicable.

   (a)   Not applicable

   (b)   Not applicable

   (c) On January 5, 2001, in exchange for an aggregate of 1,000 shares of Musante Reihl Associates, Inc. common stock, Webster issued to Thomas Musante, Heather Reihl and Patricia Musante an aggregate of 28,652 shares of Webster's common stock and paid an aggregate of $800,000 cash pursuant to the Plan of Merger, dated as of January 5, 2001, by and among Webster Financial Corporation and Damman Associates and Musante Reihl Associates, Inc. The offer and sale of the stock satisfied the requirements of Section (4) (2) of the Securities of Act of 1933, as amended (the "Securities Act") (transactions by an issuer not involving any public offering).

   (d)   Not applicable


Item 3   Defaults upon Senior Securities - Not applicable.


Item 4   Submission of Matters to a Vote of Security Holders - Not applicable.


Item 5   Other Information - Not applicable.


Item 6   Exhibits and Reports on Form 8-K

         (a)      10.1     Employment Agreement, dated as of March 30, 2001, by
                           and among Webster Bank, Webster Financial Corporation and William J. Healy.

                  10.2 Change of Control Employment Agreement, dated as of March 30, 2001, by and between Webster Financial Corporation and William J. Healy.


         (b)      Reports on Form 8-K

                  Webster filed the following Current Report 8-K with the Securities and Exchange Commission (the "SEC") during the quarter ended March 31, 2001:

                  Current Report on Form 8-K filed with the SEC on February 6, 2001 (date of report February 2, 2001) (announcing the date of Webster's 2001 Annual Meeting of Shareholders).

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

EXHIBIT NO.                          EXHIBIT DESCRIPTION
--------------------------------------------------------------------------------

Exhibit No.       10.1     Employment Agreement, dated as of March 30, 2001, by
                           and among Webster Bank, Webster, Webster Financial
                           Corporation and William J. Healy.

                  10.2 Change of Control Employment Agreement, dated as of March 30, 2001, by and between Webster Financial Corporation and William J. Healy.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WEBSTER FINANCIAL CORPORATION
                                                      Registrant


Date:   May 11, 2001                       By: /s/  William J. Healy
---------------------------                    ---------------------------------
                                                    William J. Healy
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    Principal Financial Officer

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

EXHIBIT NO.                        EXHIBIT DESCRIPTION
--------------------------------------------------------------------------------

Exhibit No.       10.1     Employment Agreement, dated as of March 30, 2001, by
                           and among Webster Bank, Webster, Webster Financial
                           Corporation and William J. Healy.

                  10.2 Change of Control Employment Agreement, dated as of March 30, 2001, by and between Webster Financial Corporation and William J. Healy.