Form 10-Q
period 2001-06-30
WEBSTER FINANCIAL CORP
filed 2001-08-14
CIK 801337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JUNE 30, 2001

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________to _________.

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


----------------------------------------------------------------------------------------------------------------------
                   (Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           [X]  Yes      [ ]  No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock (par value $ .01)                         49,396,208
------------------------------           ---------------------------------------
                Class                    Issued and Outstanding at July 31, 2001

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


                                      INDEX

                                                                                                             Page No.

PART I - FINANCIAL INFORMATION
   Item 1.   Interim Financial Statements

       Consolidated Statements of Condition at June 30, 2001 (unaudited) and December 31, 2000                 3

       Consolidated Statements of Income for the three and six months ended June 30, 2001
         and 2000 (unaudited)                                                                                  4

       Consolidated Statements of Shareholders' Equity for the six month period ended June 30, 2001
         (unaudited) and the year ended December 31, 2000                                                      5

       Consolidated Statements of Comprehensive Income for the three and six months ended
         June 30, 2001 and 2000 (unaudited)                                                                    6

       Consolidated Statements of Cash Flows for the six months ended June 30, 2001
         and 2000 (unaudited)                                                                                  7

       Notes to Consolidated Financial Statements                                                              9

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations            17

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                       29


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                                                                30

   Item 2.   Changes in Securities and Use of Proceeds                                                        30

   Item 3.   Defaults upon Senior Securities                                                                  30

   Item 4.   Submission of Matters to a Vote of Security Holders                                              30

   Item 5.   Other Information                                                                                31

   Item 6.   Exhibits and Reports on Form 8-K                                                                 31


EXHIBIT  DESCRIPTION                                                                                          32

SIGNATURE                                                                                                     33

EXHIBIT INDEX                                                                                                 34

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL INFORMATION
------------------------------

                      CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                                                        (UNAUDITED)
                                                                                          JUNE 30,       DECEMBER 31,
                                                                                            2001             2000
                                                                                         ---------         --------
ASSETS:
Cash and due from depository institutions                                         $       326,732    $       265,035
Interest-bearing deposits                                                                  11,278              1,751
Securities: (Note 3)
   Trading, at fair value                                                                      --                  6
   Available for sale, at fair value                                                    3,821,140          3,143,327
   Held to maturity, (fair value: $ 248,215 at December 31, 2000)                              --            261,747
Loans and leases receivable:
   Residential mortgages                                                                3,943,841          4,146,780
   Commercial and industrial                                                            1,329,669          1,078,028
   Commercial real estate                                                                 975,698            986,403
   Consumer                                                                               739,119            698,807
   Allowance for loan and lease losses                                                    (96,135)           (90,809)
                                                                                      ------------       -----------
Loans and leases receivable, net                                                        6,892,192          6,819,209
                                                                                      -----------        -----------

Intangible assets                                                                         334,159            326,142
Cash surrender value of life insurance                                                    159,479            174,295
Premises and equipment, net                                                                85,495             94,263
Accrued interest receivable                                                                64,090             69,733
Foreclosed properties, net                                                                  2,833              3,295
Prepaid expenses and other assets                                                         121,164             90,705
                                                                                      -----------        -----------
   TOTAL ASSETS                                                                   $    11,818,562    $    11,249,508
                                                                                      ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Checking and NOW                                                               $     1,629,256    $     1,603,671
   Savings and MMDAs                                                                    2,170,423          1,916,543
   Certificates of deposit                                                              3,080,078          3,244,412
                                                                                      -----------        -----------
Total retail deposits                                                                   6,879,757          6,764,626
   Treasury deposits                                                                      122,278            176,896
                                                                                      -----------        -----------
Total deposits                                                                          7,002,035          6,941,522

Federal Home Loan Bank advances                                                         1,856,967          2,380,074
Securities sold under agreements to repurchase and other borrowings (Note 4)            1,716,717            650,151
Advance payments by borrowers for taxes and insurance                                      47,487             39,606
Accrued expenses and other liabilities (Note 5)                                            88,877            148,204
                                                                                      -----------        -----------
   Total liabilities                                                                   10,712,083         10,159,557
                                                                                      -----------        -----------

Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated debentures of
     the corporation (Note 11)                                                            150,000            150,000
Preferred stock of subsidiary corporation                                                   9,577             49,577

Shareholders' Equity:

Common stock, $.01 par value:
   Authorized - 200,000,000 shares
   Issued -  49,502,742 shares at June 30, 2001 and
             49,502,843 at December 31, 2000                                                  495                495
Paid-in capital                                                                           416,057            416,334
Retained earnings                                                                         535,325            490,078
Less treasury stock at cost, 140,439 shares at June 30, 2001
   and 563,417 shares at December 31, 2000                                                 (3,307)           (13,361)
Unearned compensation                                                                      (3,576)            (1,640)
Less Employee Stock Ownership Plan shares purchased with debt                                (286)              (642)
Accumulated other comprehensive income (loss)                                               2,194               (890)
                                                                                      -----------        -----------
Total shareholders' equity                                                                946,902            890,374
                                                                                      -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $    11,818,562    $    11,249,508
                                                                                      ===========        ===========

See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)
--------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------     ----------------------------
                                                              2001            2000             2001            2000
                                                              ----            ----             ----            ----
INTEREST INCOME:
Loans and lease financing                                 $ 134,702      $  120,652        $  273,330     $   237,133
Securities and interest-bearing deposits                     59,755          54,294           117,739         107,456
                                                            -------         -------          --------        --------
Total interest income                                       194,457         174,946           391,069         344,589
                                                            -------         -------          --------        --------

INTEREST EXPENSE:
Deposits                                                     57,702          52,087           117,138         102,069
Borrowings                                                   46,311          43,828            95,776          87,217
                                                            -------         -------          --------        --------
Total interest expense                                      104,013          95,915           212,914         189,286
                                                            -------         -------          --------        --------

   Net Interest Income                                       90,444          79,031           178,155         155,303

Provision for loan and lease losses                           3,200           3,200             6,400           5,400
                                                            -------         -------          --------        --------
   Net interest income after provision for loan and
        lease losses                                         87,244          75,831           171,755         149,903
                                                            -------         -------          --------        --------

NONINTEREST INCOME:
Deposit service fees                                         14,325          11,790            27,557          21,887
Loan and loan servicing fees                                  5,670           2,764             8,567           5,817
Trust and investment services                                 4,591           4,861             8,985           8,729
Financial advisory services                                   3,792             --              8,297             --
Insurance commissions                                         5,573           3,502            10,587           7,224
Gain on sale of securities, net                               1,794           2,908             6,043           5,958
Increase in cash surrender value of life insurance            2,391           2,003             4,715           3,962
Other                                                         3,967           2,835             6,838           4,671
                                                            -------         -------          --------        --------
   Total noninterest income                                  42,103          30,663            81,589          58,248
                                                            -------         -------          --------        --------

NONINTEREST EXPENSES:
Compensation and benefits                                    36,062          30,533            71,679          59,516
Occupancy                                                     6,526           5,445            13,406          11,078
Furniture and equipment                                       7,160           6,248            13,871          12,740
Intangible amortization                                       7,886           4,283            15,450           8,158
Marketing                                                     2,293           2,601             4,383           4,799
Professional services                                         2,542           1,847             4,112           3,483
Branch reconfiguration                                           --             --              3,703             --
Capital securities (Note 11)                                  3,615           3,615             7,231           7,231
Dividends on preferred stock of subsidiary corporation          215           1,038               554           2,076
Other                                                        10,005           8,994            20,135          17,072
                                                            -------         -------          --------        --------
   Total noninterest expenses                                76,304          64,604           154,524         126,153
                                                            -------         -------          --------        --------

Income before income taxes, extraordinary item and
   cumulative effect of change in method of accounting       53,043          41,890            98,820          81,998
Income taxes (Note 7)                                        18,539          13,783            33,706          27,080
                                                            -------         -------          --------        --------
Income before extraordinary item and cumulative effect
   of change in method of accounting                         34,504          28,107            65,114          54,918
Extraordinary item - early extinguishment of debt (net
   of taxes) (Note 8)                                            --             --             (1,209)            --
Cumulative effect of change in method of accounting (net
   of taxes) (Note 9)                                            --             --             (2,418)            --
                                                            -------         -------          ---------       --------
NET INCOME                                                $  34,504      $   28,107        $   61,487     $    54,918
                                                            =======         =======          ========        ========

Net Income Per Common Share: (Note 10)
Basic                                                         $0.70           $0.66             $1.25               $1.28
Diluted                                                       $0.69           $0.66             $1.24               $1.26

Dividends paid per common share                               $0.17           $0.16             $0.33               $0.30

See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


--------------------------------------------------------------------------------

                                                                                                Employee    Accumulated
                                                                                                  Stock        Other
                                                                                                Ownership     Compre-
                                                                                    Unearned   Plan Shares    hensive
                                   Common     Paid-in     Retained      Treasury     Compen-    Purchased     Income
(In thousands)                      Stock     Capital     Earnings       Stock       sation     With Debt     (Loss)     Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999       $   452   $ 301,336   $  400,413    $   (3,274)  $      --  $  (1,127)  $ (62,133) $ 635,667
----------------------------------------------------------------------------------------------------------------------------------
Net income for 2000                   --          --      118,291            --          --         --          --    118,291
Dividends paid:
   $.62 per common share              --          --      (28,645)           --          --         --          --    (28,645)
Allocation of ESOP shares             --         814           --            --          --        485          --      1,299
Exercise of stock options              9      13,299           --            --          --         --          --     13,308
Common stock repurchased              --          --           --      (110,797)         --         --          --   (110,797)
Consideration granted for
   purchase acquisitions              34     104,274           --        99,758          --         --          --    204,066
Restricted stock grants, net
   of amortization                    --         (23)         (35)          952      (1,640)        --          --       (746)
Net unrealized gain on
   securities available for
   sale, net of taxes                 --          --           --            --          --         --      61,243     61,243
Common stock retired for
   purchase acquisitions              --      (3,603)          --            --          --         --          --     (3,603)
Other, net                            --         237           54            --          --         --          --        291
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000       $   495   $ 416,334   $  490,078    $  (13,361)  $  (1,640)  $   (642)   $   (890)  $890,374
----------------------------------------------------------------------------------------------------------------------------------
Net income for the six months ended
   June 30, 2001                      --          --       61,487            --          --         --          --     61,487
Dividends paid:
   $.33 per common share              --          --      (16,232)           --          --         --                (16,232)
Allocation of ESOP shares             --         440           --            --          --        356          --        796
Exercise of stock options             --      (1,153)          --         8,584          --         --          --      7,431
Common stock repurchased              --          --           --        (1,191)         --         --          --     (1,191)
Consideration granted for purchase
   acquisitions                       --         221           --         1,181          --         --          --      1,402
Restricted stock grants, net of
   amortization                       --         156           --         1,276      (1,673)        --          --       (241)
Net unrealized gain on securities
   available for sale, net of taxes   --          --           --            --         --          --       3,084      3,084
Director fee retainer plan            --          59           --           204        (263)        --          --         --
Other, net                            --          --           (8)           --          --         --          --         (8)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001           $   495   $ 416,057   $  535,325    $   (3,307)  $  (3,576) $    (286)  $   2,194  $ 946,902
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                                           THREE MONTHS ENDED JUNE 30,
                                                                                       --------------------------------------
(In thousands)                                                                              2001              2000
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                                             $    34,504      $    28,107

Other comprehensive income, net of tax:
   Unrealized net holding loss on securities available for sale arising during the period (net of income tax effect of $(3,901)
   and  $(651) for 2001 and 2000, respectively)                                             (7,979)            (983)

   Reclassification adjustment for net gain included in
   net income (net of income tax effect of $641
   and $1,304 for 2001 and 2000, respectively)                                                (966)          (1,966)

-----------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                                                    (8,945)          (2,949)
-----------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                                   $    25,559      $    25,158
-----------------------------------------------------------------------------------------------------------------------------



                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                       ---------------------------------------
(In thousands)                                                                              2001              2000
------------------------------------------------------------------------------------------------------------------------------

Net income                                                                             $    61,487      $    54,918

Other comprehensive income, net of tax:
   Unrealized net holding gain on securities available for sale arising during the period (net of income tax effect of $4,247
   and  $1,730 for 2001 and 2000, respectively)                                              6,569            2,609

   Reclassification adjustment for net gain included in
   net income (net of income tax effect of $2,312
   and $2,865 for 2001 and 2000, respectively)                                              (3,485)          (4,321)

------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                            3,084           (1,712)
------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                                   $    64,571      $    53,206
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                            ---------------------------------------
(In thousands)                                                                                   2001           2000
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                               $    61,487     $   54,918
     Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                    6,400          5,400
     Provision for depreciation on premises and equipment                                         9,333          8,624
     (Accretion) amortization of securities discounts/premiums                                     (540)           871
     (Accretion) amortization of loan premiums, net                                              (1,484)         1,079
     Amortization of intangible assets                                                           15,450          8,158
     Amortization of hedging costs                                                                   --          2,005
     Implementation of change in accounting method (Note 10)                                      3,614             --
     Amortization of mortgage servicing rights                                                      814            842
     Gains on sale of foreclosed properties, net                                                   (906)          (428)
     Gains on sale of securities, net                                                            (5,797)        (7,187)
     Gains on the sale of loans and servicing, net                                               (1,385)          (943)
     (Gains) losses on trading securities, net                                                     (246)         1,229
     Decrease (increase) in trading securities                                                      252        (27,900)
     Loans originated for sale                                                                 (278,136)       (78,075)
     Proceeds from sale of loans, originated for sale                                           211,291         72,251
     Decrease (increase) in interest receivable                                                   5,643         (2,771)
     Increase in prepaid expenses and other assets, net                                         (29,136)        (6,655)
     (Decrease) increase in interest payable                                                    (20,705)         6,026
     Decrease in accrued expenses and other liabilities, net                                    (30,242)        (8,274)
     Increase in cash surrender value of life insurance                                          (4,715)        (3,347)
     Proceeds from life insurance contract surrender                                             19,531             --
---------------------------------------------------------------------------------------------------------------------------------
     Net cash (used) provided by operating activities                                           (39,477)        25,823
---------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
     Purchases of securities, available for sale                                             (1,077,401)    (1,859,767)
     Principal collected on securities                                                          233,830        145,289
     Maturities of securities                                                                    47,543        975,004
     Proceeds from sale of securities, available for sale                                       387,737        782,091
     (Increase) decrease in interest-bearing deposits, net                                       (9,489)        48,423
     Decrease (increase) in loans, net                                                          231,100       (103,690)
     Proceeds from sale of foreclosed properties                                                  4,354          4,918
     Purchases of premises and equipment, net                                                      (287)       (11,383)
     Net cash (paid) received for purchase acquisitions                                         (17,263)       122,972
--------------------------------------------------------------------------------------------------------------------------------
     Net cash (used) provided by investing activities                                          (199,876)       103,857
--------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
     Net increase in deposits                                                                    60,513         82,799
     Repayment of FHLB advances                                                              (6,757,726)    (1,916,555)
     Proceeds from FHLB advances                                                              6,234,619      2,207,281
     Repayment of securities sold under agreement to repurchase and other borrowings        (27,946,320)   (19,040,805)
     Proceeds from securities sold under agreement to repurchase and other borrowings        28,752,075     18,657,870
     Cash dividends paid to common shareholders                                                 (16,232)       (12,965)
     Redemption of Series A preferred stock of subsidiary corporation                           (40,000)            --
     Increase in advance payments for taxes and insurance, net                                    7,881          2,412
     Exercise of stock options                                                                    7,431          7,102
     Common stock repurchased                                                                    (1,191)       (96,603)
--------------------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by financing activities                                           301,050       (109,464)
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                        -------------------------------------------
(In thousands)                                                                                  2001            2000
--------------------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                                          61,697           20,216
Cash and cash equivalents at beginning of period                                              265,035          245,783
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $     326,732     $    265,999
--------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:
   Income taxes paid                                                                    $      30,059     $     25,007
   Interest paid                                                                              233,619          185,660

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING, INVESTING AND
   FINANCING ACTIVITIES:
Transfer of loans to foreclosed properties                                              $       2,986     $      3,420
Reclassification of held to maturity securities to available for sale (fair
   value of $248,215 at January 1, 2001)                                                      261,747               --

--------------------------------------------------------------------------------------------------------------------------------

Assets acquired and liabilities assumed in purchase business combinations were as follows:

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                          -------------------------------------------
(In thousands)                                                                    2001              2000
---------------------------------------------------------------------------------------------------------------------

Fair value of noncash assets acquired in purchase acquisitions            $     247,040        $    994,190
Fair value of liabilities assumed in purchase acquisitions                      251,842           1,089,103
Common stock issued in purchase business combination                              1,402             199,425
---------------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
--------------------------------------------------------------

BUSINESS

Webster Financial Corporation ("Webster" or the "Company"), through its subsidiaries, Webster Bank (the "Bank"), Damman Associates, Inc. ("Damman") and Webster D&P Holdings, Inc. ("Duff & Phelps"), delivers financial services to individuals, families and businesses primarily in Connecticut and financial advisory services to public and private companies throughout the United States. Webster provides business and consumer banking, mortgage lending, trust and investment services and insurance services through 105 banking and other offices, over 210 ATM's and the internet (www.websterbank.com). Webster's online mortgage subsidiary Nowlending, LLC, at www.nowlending.com originates residential mortgages throughout the United States.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The Consolidated Financial Statements include the accounts of Webster and its subsidiaries. The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the periods presented. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000. The actual results of Webster could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan and lease losses and the valuation allowance for the deferred tax asset.


NOTE 2 - ACQUISITIONS
---------------------

PURCHASE TRANSACTIONS COMPLETED DURING SECOND QUARTER

THE WOLFF ZACKIN & ASSOCIATES AND BENEFIT PLANS DESIGN & ADMINISTRATION ACQUISITION

In April 2001, through Damman, Webster completed its acquisition of Wolff Zackin & Associates Inc. ("Wolff Zackin") and its sister company, Benefit Plans Design & Administration Inc. ("Benefit Plans"). Wolff Zackin is a multiple lines insurance business specializing in personal and corporate life insurance, personal and commercial property and casualty insurance and deferred compensation plans. Benefit Plans Design & Administration Inc. provides businesses with pension, profit sharing, individual retirement account (IRA) and 401K investment plans and had approximate revenues of $3.1 million in 2000. Benefit Plans also provides group life, disability income, and medical and dental care plans for businesses.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - SECURITIES
-------------------

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

A summary of securities follows:

(In thousands)                                             JUNE 30, 2001                          DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

                                   Amortized      Unrealized           Fair        Amortized       Unrealized           Fair
                                    Cost        Gains     Losses       Value         Cost       Gains      Losses      Value
                                -------------  -------    ------      -------       ------    -------     ------     --------
TRADING SECURITIES:
Securities (a)                $        --  $      --  $       --  $        --   $        6   $      --  $      -- $          6

AVAILABLE FOR SALE PORTFOLIO:
U.S. Treasury Notes                 5,006          9          --        5,015       11,042           3         --       11,045
U.S. Government Agency                 --         --          --           --       46,246           3       (353)      45,896
Municipal bonds and notes          81,690      1,161        (179)      82,672       34,401         530        (47)      34,884
Corporate bonds and notes         206,755        276     (19,076)     187,955       73,265          --    (15,379)      57,886
Equity securities (b)             171,402      9,820      (2,768)     178,454      177,061       4,501     (5,877)     175,685
Mortgage-backed securities (c)  3,352,638     32,485     (18,079)   3,367,044    2,796,365      29,852    (11,571)   2,814,646
Purchased interest-rate contracts      --         --          --           --        6,317          --     (3,032)       3,285
                              -----------  ---------  ----------  ------------  -----------  ---------  ---------  -----------
                              $ 3,817,491  $  43,751  $  (40,102) $ 3,821,140  $ 3,144,697  $   34,889  $ (36,259) $ 3,143,327
                              -----------  ---------  ----------  ------------  -----------  ---------  ---------  -----------

HELD TO MATURITY PORTFOLIO (d):
U.S. Treasury Notes           $        --  $      --  $       --  $        --   $    3,786   $       5  $      (2) $     3,789
Municipal bonds and notes              --         --          --           --       23,267         173        (31)      23,409
Corporate bonds and notes              --         --          --           --      135,404          --    (12,879)     122,525
Mortgage-backed securities (c)         --         --          --           --       99,290         558     (1,356)      98,492
                              -----------  ---------  ----------  ------------  -----------  ---------  ---------  -----------
                                       --         --          --           --      261,747         736    (14,268)     248,215
                              -----------  ---------  ----------  ------------  -----------  ---------  ---------  -----------

Total                         $ 3,817,491  $  43,751  $  (40,102) $ 3,821,140  $ 3,406,450  $   35,625  $ (50,527) $ 3,391,548
                              ===========  =========  ==========  ============  ===========  =========  =========  ===========

(a) Stated at fair value, including the effect of short and long futures positions.

(b) As of June 30, 2001, the fair value of equity securities consisted of Federal Home Loan Bank ("FHLB") stock of $125.3 million, preferred stock of $7.8 million and common stock of $45.4 million. The fair value of equity securities at December 31, 2000 consisted of FHLB stock of $125.3 million, preferred stock of $8.2 million and common stock of $42.2 million.

(c) May include mortgage-backed securities, which are guaranteed by FannieMae, Federal Home Loan Mortgage Corporation and Government National Mortgage Association and represent participating interests in direct pass-through pools of mortgage loans originated and serviced by the issuers of the securities.

(d) On January 1, 2001, as permitted by the provisions of SFAS No. 133, Webster reclassified all held to maturity securities to available for sale securities.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 4 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
-------------------------------------------------------

At June 30, 2001, short-term borrowings through securities sold under agreements to repurchase ("repurchase agreements") totaled $1.4 billion. Short-term borrowings through repurchase agreements averaged approximately $1.4 billion during the second quarter and the maximum amount outstanding at month-end during the second quarter was $1.5 billion. Repurchase agreements are primarily collateralized by U.S. Government Agency mortgage-backed securities.

Information concerning short-term borrowings sold under agreements to repurchase as of June 30, 2001 is summarized below:


     (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                        WEIGHTED             WEIGHTED           AMORTIZED COST    MARKET VALUE
      BALANCE AT         AVERAGE              AVERAGE                OF                OF
        6/30/01       INTEREST RATE        MATURITY DATE         COLLATERAL        COLLATERAL
        -------       -------------        -------------         ----------        ----------

    $  1,415,587         3.66%           Less than 1 month    $   1,440,319       $ 1,447,138


NOTE 5 - ACQUISITION-RELATED EXPENSES
-------------------------------------

The following table presents a summary of remaining acquisition-related accrued liabilities for acquisitions that have been completed and accounted for under the pooling of interests method. These acquisitions include DS Bancor, Inc. ("Derby") acquired January 31, 1997, People's Savings Financial Corp. ("Peoples") acquired July 31, 1997, Eagle Financial Corp. ("Eagle") acquired April 15, 1998 and New England Community Bancorp, Inc. ("NECB") acquired December 1, 1999.


(In thousands)                                                            Derby   People's    Eagle    NECB        Total
----------------------------------------------------------------------------------------------------------------------------

Balance of acquisition-related accrued liabilities at December 31, 1999  $ 3,000   $   400  $    775  $  3,300 $    7,475
----------------------------------------------------------------------------------------------------------------------------
   Payments and charges against the liabilities:
   Data processing contract termination                                     (689)       --        --        --       (689)
   Transaction costs (includes investment bankers, attorneys
     & accountants)                                                           --        --        --      (193)      (193)
   Lease payments and other facilities costs                              (1,764)     (205)     (462)     (238)    (2,669)
   Acquisition-related miscellaneous expenses                                 --        --       (22)   (1,202)    (1,224)
----------------------------------------------------------------------------------------------------------------------------
Balance of acquisition-related accrued liabilities at December 31, 2000  $   547   $   195  $    291  $  1,667  $   2,700
----------------------------------------------------------------------------------------------------------------------------
   Payments and charges against the liabilities:
   Data processing contract termination                                     (292)       --        --        --       (292)
   Lease payments and other facilities costs                                 (48)      (55)     (119)     (182)      (404)
----------------------------------------------------------------------------------------------------------------------------
BALANCE OF ACQUISITION-RELATED ACCRUED LIABILITIES AT JUNE 30, 2001     $    207   $   140   $   172  $  1,485   $  2,004
----------------------------------------------------------------------------------------------------------------------------

The remaining total accrued liability balance of $2.0 million at June 30, 2001 consists of reserves for remaining lease payments and other expenses of closed facilities. Disposition efforts for these closed facilities are ongoing.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



NOTE 6 - BUSINESS SEGMENTS
--------------------------

Webster has three segments for purposes of business segment reporting. These segments are retail banking, business banking and treasury. The organizational hierarchies that define the business segments are periodically reviewed and revised. Results may be restated when necessary to reflect changes in the organizational structure. The following table presents the statement of operations and total assets for Webster's reportable segments. All segments include the effect of funds transfer pricing.

Operating income and total assets by business segment are as follows:

THREE MONTHS ENDED JUNE 30, 2001
---------------------------------------------------------------------------------------------------------------------------
                                                    RETAIL           BUSINESS                               TOTAL
(IN THOUSANDS)                                      BANKING           BANKING           TREASURY          SEGMENTS
---------------------------------------------------------------------------------------------------------------------------
Net interest income                          $       59,612    $       16,895    $      13,937      $       90,444
Provision for loan losses                               129             3,071               --               3,200
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                  59,483            13,824           13,937              87,244
Noninterest income                                   26,601             7,943            7,559              42,103
Noninterest expenses                                 53,035            13,017            6,637              72,689
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                           33,049             8,750           14,859              56,658
Income taxes                                         11,550             3,059            5,193              19,802
---------------------------------------------------------------------------------------------------------------------------
   Net income                                $       21,499    $        5,691    $       9,666      $       36,856
---------------------------------------------------------------------------------------------------------------------------
Total assets at period end                   $    5,638,333    $    1,966,555    $   4,213,674      $   11,818,562


THREE MONTHS ENDED JUNE 30, 2000
---------------------------------------------------------------------------------------------------------------------------
                                                    RETAIL           BUSINESS                               TOTAL
(IN THOUSANDS)                                      BANKING           BANKING           TREASURY          SEGMENTS
---------------------------------------------------------------------------------------------------------------------------
Net interest income                          $       62,038    $       11,238    $       5,755      $       79,031
Provision for loan losses                               546             2,654               --               3,200
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                  61,492             8,584            5,755              75,831
Noninterest income                                   14,533             9,197            6,933              30,663
Noninterest expenses                                 43,406            14,270            2,275              59,951
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                           32,619             3,511           10,413              46,543
Income taxes                                         10,733             1,155            3,426              15,314
---------------------------------------------------------------------------------------------------------------------------
Net income                                   $       21,886    $        2,356    $       6,987      $       31,229
---------------------------------------------------------------------------------------------------------------------------
Total assets at period end                   $    5,958,602    $    1,615,818    $   3,613,908      $   11,188,328


SIX MONTHS ENDED JUNE 30, 2001
---------------------------------------------------------------------------------------------------------------------------
                                                    RETAIL           BUSINESS                               TOTAL
(IN THOUSANDS)                                      BANKING           BANKING          TREASURY           SEGMENTS
---------------------------------------------------------------------------------------------------------------------------
Net interest income                          $      119,591    $       30,556    $      28,008      $      178,155
Provision for loan losses                             3,089             3,311               --               6,400
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                 116,502            27,245           28,008             171,755
Noninterest income                                   49,854            14,919           16,816              81,589
Noninterest expenses                                104,755            26,151           16,387             147,293
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes, extraordinary
   item and cumulative effect of
   change in method of accounting                    61,601            16,013           28,437             106,051
Income taxes                                         21,043             5,471            9,662              36,176
---------------------------------------------------------------------------------------------------------------------------
Net income before extraordinary item and
   cumulative effect of change in method
   of accounting                             $       40,558    $       10,542    $      18,775      $       69,875
Extraordinary item-early extinguishment
   of debt (net of taxes)                                --                --           (1,209)             (1,209)
Cumulative effect of change in method
   of accounting (net of taxes)                          --                --           (2,418)             (2,418)
---------------------------------------------------------------------------------------------------------------------------
   Net income                                $       40,558    $       10,542    $      15,148      $       66,248
---------------------------------------------------------------------------------------------------------------------------
Total assets at period end                   $    5,638,333    $    1,966,555    $   4,213,674      $   11,818,562

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


SIX MONTHS ENDED JUNE 30, 2000
------------------------------------------------------------------------------------------------------------------
                                              RETAIL          BUSINESS                             TOTAL
(IN THOUSANDS)                                BANKING          BANKING          TREASURY         SEGMENTS
------------------------------------------------------------------------------------------------------------------
Net interest income                    $      124,120   $       22,821   $       8,362     $      155,303
Provision for loan losses                       1,279            4,121              --              5,400
------------------------------------------------------------------------------------------------------------------
Net interest income after provision           122,841           18,700           8,362            149,903
Noninterest income                             27,321           17,886          13,041             58,248
Noninterest expenses                           85,008           27,615           4,223            116,846
------------------------------------------------------------------------------------------------------------------
Income before income taxes                     65,154            8,971          17,180             91,305
Income taxes                                   21,519            2,966           5,669             30,154
------------------------------------------------------------------------------------------------------------------
Net income                             $       43,635   $        6,005   $      11,511     $       61,151
------------------------------------------------------------------------------------------------------------------
Total assets at period end             $    5,958,602   $    1,615,818   $   3,613,908     $   11,188,328

The retail banking segment includes investment and insurance services, consumer lending and the Bank's deposit generation and direct banking activities, which include the operation of automated teller machines and telebanking customer support,  sales and small  business  banking.  The retail  banking  segment also includes the Bank's investment in residential real estate loan origination, servicing, secondary marketing activities and Webster Investment Services. The business banking segment includes the Bank's investment in commercial and industrial loans and commercial real estate loans. The business banking segment also includes business deposits, cash management activities for business banking trust activities, financial advisory services and lease financing. The treasury segment includes the Bank's investment in assets and liabilities managed by Treasury, which include interest-bearing deposits, investment securities, Federal Home Loan Bank advances, repurchase agreements and other borrowings and government finance. During 2001, government finance was transferred to the "treasury" segment from the "business banking" segment. For the six month period ended June 30, 2001, Webster recorded a $1.8 million ($1.2 million, net of taxes) charge to earnings for an extraordinary item for the early extinguishment of debt and a $3.6 million charge ($2.4 million, net of taxes) to earnings for the cumulative effect of a change in method of accounting both of which occurred in the first quarter. These charges are included in the Treasury segment.

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

Management allocates indirect expenses to its business segments. These expenses include administration, finance, operations and other support related functions. Net income (loss) after income taxes for the segments does not include certain income and expense categories that aggregate to net after tax expenses totaling for the three and six month periods ended June 30, 2001 of $2.4 million and $4.8 million, respectively and for the same respective periods in 2000, $3.1 million and $6.3 million that do not directly relate to segments. On a before tax basis, the net expenses for the three and six month periods ended June 30, 2001, were $3.6 million and $7.2 million, respectively and for the same respective periods in 2000, $4.7 million and $9.3 million. Capital securities expense before taxes for the three and six month periods ended June 30, 2001 were not included in the segments and totaled $3.6 million and $7.2 million, respectively. On a before taxes basis, the following major categories are excluded from the segments for the three and six month periods ended June 30, 2000, $3.6 million and $7.2 million, respectively, of capital securities expenses and $1.0 million and $2.1 million, respectively, of dividend expenses on the preferred stock of subsidiary corporation. The allocations are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented are periodically revised.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 7 - INCOME TAXES
---------------------

Total income tax expense for the three month periods ended June 30, 2001 and 2000 was $18.5 million and $13.8 million, respectively. Income tax expense for the six month periods ended June 30, 2001 and 2000 was $31.9 million and $27.1 million, respectively. The tax expense for the six month period ended June 30, 2001 included tax benefits of $1.8 million related to the extraordinary item and the cumulative effect of the change in method of accounting recorded in the three month period ended March 31, 2001. The effective tax rate for the three month periods ended June 30, 2001 and 2000 was approximately 35% and 33%, respectively. The effective tax rate for the six month periods ended June 30, 2001 and 2000 was approximately 34% and 33%, respectively. The tax expense for the current year three and six month periods is higher than the corresponding prior year periods primarily due to a higher level of income before taxes.

During the first quarter of 1999, Webster formed a Connecticut Passive Investment Company ("PIC"). Effective with tax years beginning on or after January 1, 1999, PIC's are exempt from Connecticut corporation tax, and the dividends paid from a PIC to a related financial institution are also exempt from Connecticut corporation tax. Webster Bank qualifies as a financial institution under the Connecticut law.


NOTE 8 - EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT
----------------------------------------------------------

In January 2001, Webster recorded a $1.8 million charge ($1.2 million, net of taxes) to earnings for the early extinquishment of debt. The prepayment penalty was incurred on seven Federal Home Loan Bank advances totaling $155.3 million with rates between 6.30% and 8.20% and remaining maturity dates ranging from 1 month to 20 months.


NOTE 9 - CUMULATIVE EFFECT OF CHANGE IN METHOD OF ACCOUNTING
------------------------------------------------------------

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

On January 1, 2001, Webster had an existing interest rate swap hedge. This swap qualified as an effective fair value hedge under SFAS 133. On June 4, 2001, the swap and related hedged item were redeemed.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


NOTE 10 - NET INCOME PER COMMON SHARE
-------------------------------------

The following tables reconcile the components of basic and diluted earnings per share.


                                                    THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
-------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                2001              2000           2001            2000
-------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Net income                                     $    34,504       $    28,107    $    61,487       $   54,918
-------------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding          49,119            42,381         49,029           42,963
-------------------------------------------------------------------------------------------------------------------
Basic earnings per share                       $       .70       $       .66    $      1.25       $     1.28
-------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE:
Net income                                     $    34,504       $    28,107         61,487       $   54,918
-------------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding          49,119            42,381         49,029           42,963
-------------------------------------------------------------------------------------------------------------------
Potential common stock:
   Options                                             665               470            646              487
Total weighted-average diluted shares               49,784            42,851         49,675           43,450
-------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                     $       .69       $       .66    $      1.24       $     1.26
-------------------------------------------------------------------------------------------------------------------

At June 30, 2001 and 2000, options to purchase 653,977 and 1,185,391 shares of common stock at exercise prices between $31.45 and $35.38 and $22.19 and $35.38, respectively, were not considered in the computation of potential common stock for the quarterly periods since the options' exercise prices were greater than the average market price of Webster common stock. The average market prices for 2001 and 2000 second quarter periods were $31.27 and $22.04, respectively.

At June 30, 2001 and 2000, options to purchase 787,799 and 1,185,391 shares of common stock at exercise prices between $30.19 and $35.38 and $22.19 and $35.38, respectively, were also not considered in the computation of potential common stock for the year-to-date periods since the option's exercise prices were greater than the average market price for Webster common stock. The average market prices for the 2001 and 2000 year-to-date periods were $29.95 and $22.07, respectively.


NOTE 11 - CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF
----------------------------------------------------------------------------
SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE
----------------------------------------------------------------------------
CORPORATION
-----------

During 1997, Webster formed a statutory business trust, Webster Capital Trust I ("Trust I"), of which Webster owns all of the common stock. Trust I exists for the sole purpose of issuing trust securities and investing the proceeds in an equivalent amount of subordinated debentures of the Corporation. On January 31, 1997, Trust I completed a $100 million underwritten public offering of 9.36% Corporation-Obligated Manditorily Redeemable Capital Securities of Webster Capital Trust I ("capital securities"). The sole asset of Trust I is $100 million of Webster's 9.36% junior subordinated deferrable interest debentures due in 2027 ("subordinated debt securities"), purchased by Trust I on January 30, 1997. On April 1, 1997, Eagle Financial Capital Trust I, subsequently renamed Webster Capital Trust II ("Trust II"), completed a $50 million private placement of 10.00% capital securities. Proceeds from the issue were invested by Trust II in junior subordinated deferrable debentures issued by Eagle due in 2027. These debentures represent the sole assets of Trust II. The subordinated debt securities are unsecured obligations of Webster and are subordinate and junior in right of payment to all present and future senior indebtedness of Webster. Webster has entered into guarantees, which together with Webster's obligations under the subordinated debt securities and the declarations of trust governing Trust I and Trust II, including its obligations to pay costs, expenses, debts and liabilities (other than trust securities), provides a full and unconditional guarantee of amounts on the capital securities. Expense on the securities before taxes including amortization of issuance costs, for the three month periods ended June 30, 2001 and 2000, was $3.6 million for each period and for the six month periods ended June 30, 2001 and 2000, was $7.2 million for the each period.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


NOTE 12 - ACCOUNTING STANDARDS
------------------------------

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." Statement 140 addresses implementation issues that were identified in applying Statement 125. This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of Statement 125 without reconsideration. Statement 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Statement 140 also is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application is not permitted. Webster implemented Statement 140 effective April 1, 2001 for asset transfers and liability extinguishments without any material impact on its financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001 and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting guidance. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable at this time to reasonably estimate the impact as to whether any transitional impairment losses on the valuation of goodwill will be required to be recognized as the cumulative effect of a change in accounting principle. However, it is estimated at this time that diluted earnings per share for the 2002 fiscal year will be favorably impacted by approximately $.30 per share since under this new Statement commencing on January 1, 2002, goodwill will no longer be required to be amortized and recognized as an expense in the financial statements. Core deposit intangibles will continue to be amortized and recognized as an expense.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

Webster Financial Corporation ("Webster" or the "Company"), through its subsidiaries, Webster Bank (the "Bank"), Damman Associates, Inc. ("Damman") and Webster D&P Holdings, Inc. ("Duff & Phelps"), delivers financial services to individuals, families and businesses primarily in Connecticut and financial advisory services to public and private companies throughout the United States. Webster provides business and consumer banking, mortgage lending, trust and investment services and insurance services through 105 banking and other offices, over 210 ATM's and the internet (www.websterbank.com). Webster's online mortgage subsidiary Nowlending, LLC, at www.nowlending.com originates residential mortgages throughout the United States. Webster Bank was founded in 1935 and converted from a federal mutual to a federal stock institution in 1986.

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

FINANCIAL CONDITION
-------------------

Webster on a consolidated basis at June 30, 2001 and December 31, 2000, had total assets of $11.8 billion and $11.2 billion, including total securities of $3.8 billion and $3.4 billion, and net loans and leases receivable of $6.9 billion and $6.8 billion, respectively. Total deposits at June 30, 2001 and December 31, 2000 were approximately $7.0 billion for both respective periods, borrowings were $3.6 billion and $3.0 billion, respectively and shareholders' equity totaled $946.9 million and $890.4 million, respectively.

Total assets increased $569.1 million or 5.1% at June 30, 2001 from December 31, 2000. The overall increase is primarily due to increases in securities of $416.1 million, net loans and leases of $73.0 million and cash and interest-bearing deposits of $71.2 million. The net increase in intangible assets of $8.0 million primarily reflects goodwill totaling $23.3 million that was recorded during the current year six month period for three purchase acquisitions, net of amortization of $15.5 million that was recorded for the current year six month period. Center Capital Corporation ("Center Capital") and Musante Reihl, which were acquired during the first quarter period of 2001, resulted in goodwill recorded of $16.1 million and Wolff Zakin & Associates, Inc. and its sister company Benefit Plans Design & Administration, Inc., acquired during the second quarter period of 2001 resulted in goodwill recorded of $7.2 million.

Total liabilities increased $552.5 million primarily due to increases in borrowings of $543.5 million, an increase in deposits of $60.5 million and a decrease in other liabilities of $51.5 million. In January 2001, $40.0 million of preferred stock issued by one of the Bank's subsidiaries matured. The net increase in total equity of $56.5 million is primarily due to net income of $61.5 million, a favorable change of $3.1 million in unrealized gains on the available for sale securities portfolio, stock option exercise proceeds of $7.4 million and $1.4 million for stock issued for acquisitions, which was partially offset by $1.2 million for repurchases of Webster common stock and $16.2 million for common stock dividend payments.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

The following table provides information for Webster Bank's capital ratios as of June 30, 2001 and December 31, 2000. At June 30, 2001, the Bank was in full compliance with all applicable regulatory capital requirements.

                                                                         OTS Minimum
                                                                     Capital Requirements       Well Capitalized
                                               Actual                --------------------      -----------------
(Dollars in thousands)                         Amount       Ratio      Amount       Ratio      Amount      Ratio
---------------------------------------------------------------------------------------------------------------------
AT JUNE 30, 2001
Total capital (to risk-weighted assets)     $   840,717   11.91%   $   564,602      8.00%   $   705,753    10.00%
Tier 1 capital (to risk-weighted assets)        752,422   10.66        282,301      4.00        423,452     6.00
Tier 1 capital (to adjusted total assets)       752,422    6.63        453,724      4.00        567,155     5.00
Tangible capital (to adjusted total assets)     749,878    6.61        226,811      2.00    No Requirement

AT DECEMBER 31, 2000
Total capital (to risk-weighted assets)     $   773,773   11.45%   $   540,672      8.00%   $   675,839    10.00%
Tier 1 capital (to risk-weighted assets)        689,234   10.20        270,336      4.00        405,504     6.00
Tier 1 capital (to adjusted total assets)       689,234    6.39        431,200      4.00        539,000     5.00
Tangible capital (to adjusted total assets)     686,166    6.37        215,539      2.00    No Requirement

At June 30, 2001, the assets of Webster, on an unconsolidated basis, totaled $1.2 billion and consisted primarily of its investments in the Bank, Damman and Duff & Phelps that totaled $1.1 billion, investment securities of $101.6 million and $16.8 million of cash and interest-bearing deposits. Liabilities of Webster, on an unconsolidated basis, consisted primarily of borrowings that totaled $276.0 million and other liabilities of $5.5 million. Shareholders' equity totaled $946.9 million. Primary sources of income to Webster, on an unconsolidated basis, are dividend payments received from the Bank and interest and dividends from investment securities. Primary expenses of Webster, on an unconsolidated basis, are interest expense on borrowings and interest expense related to the capital securities.

LENDING ACTIVITIES
------------------

GENERAL

Webster, through its consolidated Bank subsidiary, originates various types of residential, commercial, consumer loans and lease financings. Total gross loans and leases receivable before the allowance for loan and lease losses were $7.0 billion and $6.9 billion at June 30, 2001 and December 31, 2000, respectively. The Bank offers commercial and residential permanent and construction mortgage loans, commercial and industrial loans, lease financing and various types of consumer loans including home equity lines of credit, home equity loans and other types of small business loans. At June 30, 2001 and December 31, 2000, residential loans represented 56% and 60% of Webster's loan portfolio, respectively and commercial loans including lease financing loans represented 33% and 30%, respectively.

The Bank's middle market lending unit has lending relationships with companies located primarily in the State of Connecticut with annual revenues ranging from of $5 to $250 million. This portfolio has grown due to internal growth as well as the retention of customers acquired through purchase transactions. The Bank provides these customers with a complete array of traditional commercial credit facilities such as lines of credit, term loans, owner occupied commercial mortgages, asset based lending and interest-rate protection products. In addition, the Bank provides state of the art cash management services including automated investments, lock box and account reconciliation services. In support of customer's international business, the Bank provides letters of credit and offers various export programs of the Ex-Im Bank.

Webster Bank originates construction, construction-to-permanent, and permanent commercial real estate loans throughout the New England region. At June 30, 2001, outstanding commercial real estate loans totaled $975.7 million, compared to $986.4 million as of December 31, 2000. The Bank's strategy is to originate loans with income producing real estate as collateral. The Bank develops relationships with regional developers and participates in loans with selected banks.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

Small Business Banking (SBB) provides a full compliment of loan and deposit products to small businesses located throughout Connecticut. Webster's SBB target market is businesses with annual revenues of up to $5 million. This market represents a significant percentage of commercial businesses located in Connecticut. SBB uses the Bank's branch network as well as dedicated business development officers to fully service its existing customer base and call on potential new customers. In addition to personal customer contact, SBB utilizes a variety of direct mail and telemarketing programs to increase market penetration. SBB also plays a major role in supporting the Bank's Community Reinvestment Act goals by providing credit facilities for numerous local not-for-profit organizations. SBB uses the Fair-Isaac credit scoring model to assist in loan approvals of up to $250,000 and offers a $50,000 same day line of credit approval program. SBB provides all commercial loan products including lines of credit, letters of credit, term loans and mortgages on owner occupied real estate. The unit has a conservative loan policy and has a fully staffed portfolio management function to monitor credit quality. As a result of its expansion efforts, SBB serves as a referral source for other Bank products including cash management, insurance, international products and investments. The Bank is also a Small Business Administration ("SBA") preferred lender authorized to offer all SBA loan guaranty products and is also active in several loan programs provided through the Connecticut Development Authority.

The Bank, as part of its strategy to expand its commercial loan portfolio, has formed a specialized lending unit. The specialized lending unit's objective is to obtain geographic and industry diversification within the overall commercial loan portfolio by participating in the national syndicated lending market. The loans administered by the specialized lending unit are monitored by the Shared National Credit Program ("SNCP"). The SNCP is designed to provide consistent review and classification by bank regulatory agencies of any loan or loan commitment that totals $20 million or more and is shared by three or more supervised institutions. These bank regulatory agencies include the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

At June 30, 2001 and December 31, 2000, the specialized lending unit administered $415.4 million and $439.9 million, respectively, of funded loans against commitments of $588.9 million and $637.9 million. The funded loans represented approximately 5.9% and 6.4% of the total loan portfolio at June 30, 2001 and December 31, 2000, respectively.

A summary of loans administered by the specialized lending unit follows:

(In thousands)
                                                                     PRINCIPAL BALANCES OUTSTANDING AT
                                                            ----------------------------------------------------------
INDUSTRY                                                      JUNE 30, 2001                 DECEMBER 31, 2000
----------------------------------------------------------------------------------------------------------------------
Manufacturing                                                $     123,222                   $     128,704
Wireless Communications                                             68,169                          71,706
Cable                                                               46,384                          56,163
Collateralized debt obligations                                     44,780                          45,480
Radio/TV broadcasting                                               21,775                          33,146
Other Telecom                                                       46,833                          34,306
Advertising/Publishing                                              33,329                          33,067
All other (a)                                                       30,868                          37,372
----------------------------------------------------------------------------------------------------------------------
Total                                                        $     415,360                   $     439,944
----------------------------------------------------------------------------------------------------------------------



 (a) Includes Service, Leisure and Environmental services

In addition to the loans administered by the specialized lending unit, Webster had $123.3 million of participation loans that are also monitored by the SNCP against commitments of $198.1 million at June 30, 2001 These participation loans are located primarily in the Northeast region and represent service related industrial loans and real estate loans. The loans are funded through Webster's regional commercial divisions, whose focus is primarily middle market lending. The SNCP participation loans are distinguished from the specialized lending unit SNCP loans by being relatively smaller transactions where the Bank in most cases, has a direct relationship with the borrower.

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

LOAN PORTFOLIO REVIEW AND ALLOWANCE FOR LOAN LOSS METHODOLOGY
-------------------------------------------------------------

Webster devotes significant attention to maintaining asset quality through conservative underwriting standards, active servicing of loans and aggressive management of nonaccrual assets. The allowance for loan losses is maintained at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors which, in management's judgment, deserve current recognition in estimating loan losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on Webster's nonaccrual loans, classified loans and watch list loans including an analysis of the collateral for the loans.

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

Webster analyzes the data and estimates its probable losses in the portfolio by calculating formula and specific allowances for loans. The formula allowance is calculated by applying loss factors to the loan pools and certain unused commitments, based on the historic default and loss rates, internal risk ratings, and other risk-based characteristics. Changes in risk ratings, and other risk factors, from period to period for both performing and nonperforming loans affect the calculation of the formula allowance. Loss factors are based on Webster's loss experience, and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Webster considers the following when determining probable losses:

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

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

ASSET QUALITY
-------------

NONACCRUAL ASSETS

The aggregate amount of nonaccrual assets increased to $47.4 million at June 30, 2001 from $44.3 million at December 31, 2000 and increased as a percentage of total assets to 0.40% at June 30, 2001 from 0.39% at December 31, 2000. Nonaccrual loans decreased $2.6 million and foreclosed properties increased $71,000 during the current year second quarter period and for the six month period nonaccrual loans increased $3.5 million and foreclosed properties decreased $462,000. The increase during the current year six month period is due primarily to the acquisition of Center Capital during the first quarter period. The allowance for loan losses at June 30, 2001 was $96.1 million and represented 216% of nonaccrual loans and 1.4% of total gross loans. Total allowances for nonaccrual assets of $96.3 million at June 30, 2001, represented 202% of nonaccrual assets. The following table details nonaccrual assets for the periods presented.

                                                                              FOR THE PERIODS ENDED
                                                                     --------------------------------------------
                                                                            JUNE 30,           DECEMBER 31,
(In thousands)                                                                2001                2000
-----------------------------------------------------------------------------------------------------------------
NONACCRUAL ASSETS:
Loans accounted for on a nonaccrual basis:
   Residential                                                        $       8,693        $      8,842
   Commercial                                                                34,303              29,868
   Consumer                                                                   1,571               2,324

FORECLOSED PROPERTIES:
   Residential and Consumer                                                   1,148               2,284
   Commercial                                                                 1,685               1,011
-----------------------------------------------------------------------------------------------------------------
   Total                                                              $      47,400        $     44,329
-----------------------------------------------------------------------------------------------------------------

The following table provides a summary of the activity in the allowance for loan losses for the indicated periods:

                                                       FOR THE THREE MONTH PERIODS ENDED,  FOR THE SIX MONTH PERIODS ENDED,
                                                       -------------------------------------------------------------------
                                                            JUNE 30         JUNE 30            JUNE 30      JUNE 30
(In thousands)                                                2001           2000               2001         2000
--------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                          $    94,970    $    74,561        $    90,809    $    72,658
CHARGE-OFFS:
     Residential                                               (134)          (363)              (522)          (857)
     Commercial                                              (1,911)        (2,423)            (2,492)        (1,917)
     Consumer                                                  (371)          (290)              (825)        (1,248)
---------------------------------------------------------------------------------------------------------------------------
                                                             (2,416)        (3,076)            (3,839)        (4,022)
RECOVERIES:
     Residential                                                 66            104                181            175
     Commercial                                                 250            387                592            873
     Consumer                                                    65             44                140            136
---------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                              (2,035)        (2,541)            (2,926)        (2,838)

Allowances acquired through purchase transactions                --         10,979              1,852         10,979
Provisions charged to operations                              3,200          3,200              6,400          5,400
---------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                $    96,135    $    86,199        $    96,135    $    86,199
---------------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average loans outstanding
   during the period                                           0.03%          0.04%              0.04%          0.05%
---------------------------------------------------------------------------------------------------------------------------

Net charge-offs for the current year six month period totaled $2.9 million increasing $88,000 as compared to the previous year period ended June 30, 2000. The increase in net charge-offs was related to an increase in commercial loan charge-offs of $788,000 that was partially offset by lower net charge-offs for residential loans of $341,000 and

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

consumer loans of $359,000. The increase in commercial net charge-offs was partially due to the acquisition of Center Capital during the current year first quarter period. The increase in the allowance for loan losses of $10.0 million when the current year balance is compared to one year earlier is primarily due to the incorporation of a $1.9 million allowance for loan losses related to the Center Capital acquisition and provisions recorded since June 30, 2000 less net charge-offs. Management believes that the allowance for loan losses at June 30, 2001 is adequate to cover expected losses in the portfolio.

PAST DUE LOANS

The following table sets forth information as to the Bank's loans past due 30-89 days.



                                                        JUNE 30, 2001                   DECEMBER 31, 2000
---------------------------------------------------------------------------------------------------------------------
                                                  PRINCIPAL  PERCENT OF LOANS       PRINCIPAL  PERCENT OF LOANS
(Dollars in thousands)                            BALANCES      OUTSTANDING         BALANCES      OUTSTANDING
---------------------------------------------------------------------------------------------------------------------
PAST DUE 30-89 DAYS:
   Residential                                $     12,605         0.18%         $    20,974         0.30%
   Commercial Real Estate                            3,448         0.05               16,101         0.23
   Commercial and Industrial                        11,638         0.17               10,883         0.16
   Consumer                                          4,844         0.07                6,135         0.09
---------------------------------------------------------------------------------------------------------------------
   Total                                      $     32,535         0.47%         $    54,093         0.78%
---------------------------------------------------------------------------------------------------------------------



TROUBLED DEBT RESTRUCTURINGS

At June 30, 2001 and December 31, 2000, the Bank had total troubled debt restructurings of approximately $4.4 million and $5.5 million, respectively. Interest income for the three and six month periods ended June 30, 2001 under the restructured terms totaled $77,000 and $180,000 as compared to $125,000 and $312,000 that would have been booked under their original terms. Interest income for the three and six month periods ended June 30, 2000 totaled $117,000 and $232,000 as compared to $200,000 and $399,000 that would have been booked had the loans been under their original terms.

POTENTIAL PROBLEM LOANS

At June 30, 2001, the Bank had $25.9 million of potential problem loans or commitments in its commercial loan portfolio for which management has doubts as to the ability of the borrowers to comply with present repayment terms or commitment conditions. At December 31, 2000, the Bank had $17.3 million of potential problem loans or commitments.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK
------------------------------------------

Interest-rate risk is the sensitivity of the market value of Webster's interest-sensitive assets and liabilities and the sensitivity of Webster's earnings to changes in interest rates over short-term and long-term time horizons. The primary goal of interest-rate risk management is to manage risk within limits approved by the Board of Directors. Webster's Asset & Liability Management Committee manages interest-rate risk to maximize net interest income and net market value over time in changing interest-rate environments. Management measures interest-rate risk using simulation analyses with particular emphasis on measuring changes in net market value and net interest income in different rate environments. Market value is measured as the net present value of future cash flows. Simulation analysis incorporates assumptions about balance sheet changes such as asset and liability growth, loan and deposit pricing and changes due to the mix of assets and liabilities. Key assumptions relate to the behavior of interest rates and spreads, prepayment speeds and the run-off of deposits. From such simulations, interest-rate risk is quantified and appropriate strategies are formulated and implemented.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

The following table summarizes the estimated market value of Webster's interest-sensitive assets and interest-sensitive liabilities at June 30, 2001 and December 31, 2000, and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.


                                                          Book         Market         Estimated Market Value Impact
(Dollars in thousands)                                    Value        Value            -100 BP         +100 BP
--------------------------------------------------------------------------------------------------------------------
JUNE 30, 2001
-------------

Interest-sensitive Assets:
   Trading                                             $       --    $       --     $       --       $       --
   Non-trading                                           10,597,497    10,654,501        241,883         (281,316)
Interest-sensitive Liabilities                           10,782,784    10,658,723       (206,476)         161,426

   Net Impact                                                                             35,407         (119,890)
   Net Impact as % of interest-sensitive assets                                              .33%           (1.13)%

DECEMBER 31, 2000
-----------------

Interest-sensitive Assets:
   Trading                                             $          6  $          6   $       --       $       --
   Non-trading                                           10,111,134    10,166,579        197,377         (232,838)
Interest-sensitive Liabilities                           10,011,353    10,033,507       (175,746)         165,869

   Net Impact                                                                             21,631          (66,969)
   Net Impact as % of interest-sensitive assets                                              .21%            (.66)%

--------------------------------------------------------------------------------------------------------------------



The tables above exclude earning assets that are not directly impacted by changes in interest rates. These assets include equity securities of $178.5 million at June 30, 2001 and $175.7 million at December 31, 2000 and nonaccrual loans of $44.6 million at June 30, 2001 and $41.0 million at December 31, 2000. See "Asset Quality" included in Management's Discussion and Analysis of Financial Condition and Results of Operations within this report for further information. Values for mortgage servicing rights have been included in the tables above as movements in interest rates affect the valuation of the servicing rights. Equity securities and nonaccrual assets are not included in the above tables, however, they are subject to fluctuations in market value based on other criteria. The equity securities at June 30, 2001 and December 31, 2000 included $125.3 million of FHLB stock which is insensitive to interest rate fluctuations.

Interest-sensitive assets, net of interest-sensitive liabilities, when impacted by an instantaneous 100 basis point rate decrease results in a projected increase in net market value of $35.4 million at June 30, 2001 compared to a projected increase in net market value of $21.6 million at December 31, 2000. These changes in net market value represent 0.33% of interest-sensitive assets at June 30, 2001 and 0.21% of interest-sensitive assets at December 31, 2000. Interest-sensitive assets, net of interest-sensitive liabilities, when impacted by an instantaneous 100 basis point rate increase results in a projected decrease in net market value of $119.9 million at June 30, 2001 compared to a projected decrease in net market value of $67.0 million at December 31, 2000. These changes in net market value represent 1.13% of interest-sensitive assets at June 30, 2001 and 0.66% of interest-sensitive assets at December 31, 2000.

Based on Webster's asset/liability mix at June 30, 2001, simulation analyses project that an instantaneous 100 basis point increase in interest rates would decrease net interest income over the next twelve months by approximately 4.0%. An instantaneous 100 basis point decrease in interest rates would increase net interest income by approximately 0.2%.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management's strategies. Management believes that Webster's interest-rate risk position at June 30, 2001, represents a reasonable level of risk.

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

Webster is a member of the Federal Home Loan Bank ("FHLB") system and has additional borrowing capacity from the FHLB of approximately $2.0 billion at June 30, 2001. At that date, the Bank had FHLB advances outstanding of $1.9 billion compared to $2.4 billion at December 31, 2000.

On January 15, 2001, Webster Preferred Capital Corporation ("WPCC") a subsidiary of the Bank redeemed all outstanding shares of its Series A Preferred Stock which had a redemption value of $40.0 million. WPCC had sufficient cash to redeem the stock without outside funding. WPCC expects sufficient cash flow from mortgage loan payments to replenish its cash.

Webster's main sources of liquidity at the holding company level are dividends from the Bank, investment income and net proceeds from capital offerings and borrowings. The main uses of liquidity are purchases of investment securities, the payment of dividends to common stockholders, repurchases of Webster's common stock, and the payment of interest on borrowings and capital securities. There are certain restrictions on the payment of dividends by the Bank to Webster. At June 30, 2001, Webster also maintained $100.0 million in available revolving lines of credit with correspondent banks.

During the first quarter of 2001, Webster repurchased a total of 42,560 shares of its common stock. The total cost of the repurchased shares was $1.2 million with an average per share cost of approximately $27.99. There were no shares of common stock repurchased during the second period.

Applicable OTS regulations require the Bank, as a federal savings bank, to satisfy certain minimum capital requirements, including a core capital requirement and risk-based capital requirements. As an OTS regulated savings institution, the Bank is also subject to a minimum tangible capital requirement. At June 30, 2001, the Bank was in full compliance with all applicable capital requirements and exceeded the capital requirements for a "well capitalized" institution as displayed in the table included in the "Financial Condition" section of Management's Discussion and Analysis of Financial Condition and Results of Operations within this Report.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000.

GENERAL

Net income for the three month period ended June 30, 2001, was $34.5 million or $.69 per diluted share compared to $28.1 million or $.66 per diluted share for the same period ended June 30, 2000. Net income for the six month period ended June 30, 2001 was $61.5 million or $1.24 per diluted share compared to $54.9 million or $1.26 per diluted share for the same period ended June 30, 2000. In general, increased net income for the current year three and six month periods was the result of higher levels of net interest income and noninterest income that were partially offset by increased noninterest expenses. Included in the net income for the current six month period is $1.9 million of non-taxable life insurance benefit payout income, a $2.4 million (net of taxes) expense related to the cumulative effect of a change in the method of accounting (SFAS No. 133 implementation), an extraordinary expense of $1.2 million which represents costs incurred for the early extinguishment of debt, $2.5 million (net of taxes) of costs for branch reconfiguration expenses and $1.5 million of additional federal tax expense on life insurance contracts that were surrendered.

NET INTEREST INCOME

Net interest income for the three and six month periods ended June 30, 2001, amounted to $90.4 million and $178.2 million, respectively, compared to $79.0 million and $155.3 million for the respective periods in 2000. Total interest income for the three and six month periods compared to the same periods in 2000 increased $19.5 million and $46.5 million, respectively, while increases in the total interest expense of $8.1 million and $23.6 million, respectively, partially offset the increases in total interest income. Net interest-rate spread for the three and six month periods ended June 30, 2001 was 3.32% and 3.27%, respectively, as compared to 3.18% and 3.14% for the same respective periods in the previous year.

INTEREST INCOME

Total interest income for the three and six month periods ended June 30, 2001 was $194.5 million and $391.1 million respectively, compared to $174.9 million and $344.6 million in the previous year same periods. The increases in total interest income for the current year periods are primarily attributable to higher levels of average interest-earning assets that increased by approximately $1.2 billion for both the current year three and six month periods. Increases in the volume of loans accounted for approximately 72% of the increases in average interest-earning assets for the current periods when compared to the same periods one year earlier. When the three month periods are compared, the rate realized on interest-earning assets decreased by 4 basis points for the current year period due to a lower rate on loans that was partially offset by a higher rate on securities. When the six month periods ended June 30, 2001 and 2000 are compared, average interest-earning assets increased $1.2 billion for the current period and the rate on interest-earning assets increased by 14 basis points over the same period one year earlier. Rates on both loans and securities increased for the current year six month period. The rates on interest-earning assets for the three month periods ended June 30, 2001 and 2000 were 7.28% and 7.32%, respectively and for the six month periods ended June 30, 2001 and 2000 were 7.41% and 7.27%, respectively.

INTEREST EXPENSE

Total interest expense for the three and six month periods ended June 30, 2001 was $104.0 million and $212.9 million, respectively, compared to $95.9 million and $189.3 million for the same periods one year earlier. The increase in interest expense for the current year three month period was due to an increase in average interest-bearing funds that totaled $1.2 billion that was partially offset by a decrease in the overall cost of interest-bearing funds of 18 basis points. Lower borrowing costs for the current period were primarily responsible for the overall rate decrease. The increase in interest expense for the current year six month period was primarily due to an increase in average interest-bearing funds of approximately $1.1 billion. The overall cost on interest-bearing liabilities for the six month periods remained relatively unchanged. An increase in the cost of deposits was offset by lower borrowing costs for the current six month period. The rates on interest-bearing liabilities for the three month periods ended June 30, 2001 and 2000 were 3.96% and 4.14%, respectively and for the six month periods ended June 30, 2001 and 2000 were 4.14% and 4.13%.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

The following table shows the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned and paid by Webster.


                                                                             THREE MONTHS ENDED JUNE 30,
(Dollars in thousands)                                              2001                                     2000
---------------------------------------------------------------------------------------------------------------------------
                                                                            FULLY TAX                          FULLY TAX
                                                     AVERAGE                EQUIVALENT   AVERAGE               EQUIVALENT
                                                     BALANCE     INTEREST     YIELD      BALANCE     INTEREST    YIELD
                                                     -------     --------   ----------   -------     --------  ----------

ASSETS
INTEREST-EARNING ASSETS:
Loans and leases                                   $ 7,059,838  $   134,705    7.61%   $ 6,206,383  $ 120,652    7.79%
Securities                                           3,627,868       60,015    6.63(a)   3,234,130     54,294    6.46(a)
                                                   -----------  -----------    ----    -----------  ---------    ----
     TOTAL INTEREST-EARNING ASSETS                  10,687,706      194,720    7.28      9,440,513    174,946    7.32
                                                                -----------                         ---------
Noninterest-earning assets                             968,906                             748,840
                                                   -----------                         -----------
     TOTAL ASSETS                                  $11,656,612                         $10,189,353
                                                   ===========                         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits                                           $ 6,938,596  $    57,702    3.34%   $ 6,439,303  $  52,087    3.24%
Borrowings                                           3,537,931       46,311    5.18      2,875,471     43,828    6.11
                                                   -----------  -----------    ----    -----------  ---------    ----
     TOTAL INTEREST-BEARING LIABILITIES             10,476,527      104,013    3.96      9,314,774     95,915    4.14
                                                                -----------                         ---------
Noninterest-bearing liabilities                         89,471                              74,523
                                                   -----------                         -----------
     TOTAL LIABILITIES                              10,565,998                           9,389,297

Capital securities and preferred stock of
  subsidiary corporation                               159,577                             199,577

SHAREHOLDERS' EQUITY                                   931,037                             600,479
                                                   -----------                         -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $11,656,612                         $10,189,353
                                                   ===========                         ===========
       TAX EQUIVALENT BASIS ADJUSTMENT
NET INTEREST INCOME                                             $    90,707                         $  79,031
                                                                ===========                         =========
INTEREST-RATE SPREAD                                                           3.32%                              3.18%
                                                                               ====                               ====
NET YIELD ON AVERAGE INTEREST-EARNING ASSETS                                   3.39%                              3.29%
                                                                               ====                               ====

(a) For purposes of this computation, unrealized gains (losses) are excluded from the average balance calculations.

------------------------------------------------------------------------------------------------------------------------------------

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------




                                                                              SIX MONTHS ENDED JUNE 30,
(Dollars in thousands)                                                2001                                 2000
------------------------------------------------------------------------------------------------------------------------------
                                                                           FULLY TAX                           FULLY TAX
                                                      AVERAGE              EQUIVALENT     AVERAGE              EQUIVALENT
                                                      BALANCE    INTEREST     YIELD       BALANCE    INTEREST     YIELD
                                                      -------    --------  ----------     -------    --------  ----------
ASSETS
INTEREST-EARNING ASSETS:
Loans and leases                                   $ 7,001,769   $273,336     7.80%     $ 6,142,498  $237,133    7.74%
Securities                                           3,564,665    118,231     6.65(a)     3,233,577   107,456    6.40(a)
                                                   -----------   --------     ----      -----------  --------    ----
     TOTAL INTEREST-EARNING ASSETS                  10,566,434    391,567     7.41        9,376,075   344,589    7.27
                                                                 --------                            --------
Noninterest-earning assets                             919,713                              715,871
                                                   -----------                          -----------
     TOTAL ASSETS                                  $11,486,147                          $10,091,946
                                                   ===========                          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits                                           $ 6,896,314   $117,138     3.43%     $ 6,290,832  $102,069    3.26%
Borrowings                                           3,423,774     95,776     5.57        2,929,872    87,217    5.99
                                                   -----------   --------     ----      -----------  --------    ----
     TOTAL INTEREST-BEARING LIABILITIES             10,320,088    212,914     4.14        9,220,704   189,286    4.13
                                                                 --------                            --------
Noninterest-bearing liabilities                         85,500                               69,443
                                                   -----------                          -----------
     TOTAL LIABILITIES                              10,405,588                            9,290,147

Capital securities and preferred stock of
  subsidiary corporation                               162,892                              199,577

SHAREHOLDERS' EQUITY                                   917,667                              602,222
                                                   -----------                          -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $11,486,147                          $10,091,946
                                                   ===========                          ===========
       TAX EQUIVALENT BASIS ADJUSTMENT
NET INTEREST INCOME                                              $178,653                            $155,303
                                                                 ========                            ========
INTEREST-RATE SPREAD                                                          3.27%                              3.14%
                                                                              ====                               ====
NET YIELD ON AVERAGE INTEREST-EARNING ASSETS                                  3.37%                              3.26%
                                                                              ====                               ====

(a) For purposes of this computation, unrealized gains (losses) are excluded from the average balance calculations.

------------------------------------------------------------------------------------------------------------------------------------



PROVISION FOR LOAN LOSSES

The provision for loan and lease losses was $3.2 million and $6.4 million, respectively, for the three and six month periods ended June 30, 2001 compared to $3.2 million and $5.4 million for the respective periods in 2000. Management performs a quarterly review of the loan portfolio and based on this review sets the level of provision necessary to maintain an adequate loan loss allowance. For further information see the "Loan Portfolio Review and Allowance for Loan Loss Methodology" included in the "Lending Activities" section of Management's Discussion and Analysis of Financial Condition and Results of Operations within this Report. At June 30, 2001, the allowance for loan and lease losses totaled $96.1 million and represented 216% of nonaccrual loans and leases as compared to $90.8 million and 221.3% respectively, at December 31, 2000. At June 30, 2001 and December 31, 2000, the allowance for loan and lease losses represented 1.38% and 1.31% of gross outstanding loans and leases, respectively.

NONINTEREST INCOME

Total noninterest income for the three and six month periods ended June 30, 2001 totaled $42.1 million and $81.6 million, respectively, compared to $30.7 million and $58.2 million for the respective periods in 2000. When the three month periods are compared, increased noninterest income for the current period of $11.4 million is primarily due to an increase of $2.5 million in deposit service fees, $2.9 million of loan and loan servicing fees, $3.8 million in financial advisory services and $2.1 million in insurance commissions. When the six month periods are compared, an increase in noninterest income for the current period of $23.3 million is primarily due to an increase of $5.7 million in deposit service fees, $2.8 million of loan and loan servicing fees, $8.3 million in financial advisory services and $3.4 million in insurance commissions. Other noninterest income for the current and previous year second quarter periods

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


includes $1.9 million and $1.1 million, respectively, of bank-owned life insurance benefit payouts. The increase in noninterest fees, service charges and commission income for the current year periods reflects the effect of the purchase acquisitions of Mechanics Savings Bank in June 2000, Duff & Phelps in November 2000, Center Capital in March 2001 and three insurance agencies between the period of April 2000 and June 2001.

The following table compares noninterest income for the three and six month periods to the previous year respective periods and reflects the percentage change for the components of noninterest income.



                                                        THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                    -----------------------------------------------------------------
                                                                          PERCENTAGE                       PERCENTAGE
(In thousand)                                         2001        2000      CHANGE        2001       2000    CHANGE
---------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Deposit service fees                                $ 14,325   $ 11,790      21.5%     $ 27,557   $ 21,887    25.9%
Loan and loan servicing fees                           5,670      2,764     105.1         8,567      5,817    47.3
Trust and investment services                          4,591      4,861      (5.6)        8,985      8,729     2.9
Financial advisory services                            3,792         --     100.0         8,297         --   100.0
Insurance commissions                                  5,573      3,502      59.1        10,587      7,224    46.6
Gain on sale of securities, net                        1,794      2,908     (38.3)        6,043      5,958     1.4
Increase in cash surrender value of life insurance     2,391      2,003      19.4         4,715      3,962    19.0
Other                                                  3,967      2,835      39.9         6,838      4,671    46.4
---------------------------------------------------------------------------------------------------------------------
     Total noninterest income                       $ 42,103   $ 30,663      37.3%       81,589   $ 58,248    40.1%
---------------------------------------------------------------------------------------------------------------------



NONINTEREST EXPENSES

Total noninterest expenses for the three and six month periods ended June 30, 2001 totaled $76.3 million and $154.5 million respectively, compared to $64.6 million and $126.2 million, respectively, for the same periods in 2000. The increase in noninterest expenses of $11.7 million for the current three month period as compared to the same period in the previous year is due primarily to an increase of compensation and benefits of $5.5 million, occupancy of $1.1 million, furniture and equipment of $1.0 million and intangible amortization of $3.6 million. When the six month periods ended June 30, 2001 and 2000 are compared, the increase in noninterest expenses of $28.4 million is due primarily to an increase of compensation and benefits of $12.2 million, intangible amortization of $7.3 million, branch reconfiguration of $3.7 million, occupancy of $2.3 million and furniture and equipment of $1.1 million. The overall increase in noninterest expenses for the current year periods reflects the effect of the purchase acquisitions of Mechanics Savings Bank in June 2000, Duff & Phelps in November 2000, Center Capital Corp. in March 2001 and three insurance agencies between the period of April 2000 and June 2001.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


The following table compares noninterest expense for the three and six month periods, to the previous year respective periods and reflects the percentage change for the components of noninterest expense.


                                                             THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                        -------------------------------------------------------------------
                                                                            PERCENTAGE                        PERCENTAGE
(In thousand)                                             2001        2000    CHANGE        2001        2000    CHANGE
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES:
Compensation and benefits                               $ 36,062   $ 30,533    18.1%      $ 71,679   $ 59,516    20.4%
Occupancy                                                  6,526      5,445    19.9         13,406     11,078    21.0
Furniture and equipment                                    7,160      6,248    14.6         13,871     12,740     8.9
Intangible amortization                                    7,886      4,283    84.1         15,450      8,158    89.4
Marketing                                                  2,293      2,601   (11.8)         4,383      4,799    (8.7)
Professional services                                      2,542      1,847    37.6          4,112      3,483    18.1
Branch reconfiguration                                        --         --     --           3,703         --   100.0
Capital securities                                         3,615      3,615     --           7,231      7,231      --
Dividends on preferred stock of subsidiary corporation       215      1,038   (79.3)           554      2,076   (73.3)
Other                                                     10,005      8,994    11.2         20,135     17,072    17.9
---------------------------------------------------------------------------------------------------------------------------
     Total noninterest expenses                         $ 76,304   $ 64,604    18.1%      $154,524   $126,153    22.5%
---------------------------------------------------------------------------------------------------------------------------


INCOME TAXES

Total income tax expense for the three and six month periods ended June 30, 2001 were $18.5 million and $31.9 million, respectively as compared to $13.8 million and $27.1 million, respectively, for the same periods in 2000. The tax expense for the six month period ended June 30, 2001 included tax benefits totaling $1.8 million for the tax effect on the extraordinary item and the cumulative change in the method of accounting. The effective tax rate for the three month periods ended June 30, 2001 and 2000 was approximately 35% and 33%, respectively. The effective tax rate for the six month periods ended June 30, 2001 and 2000 was approximately 34% and 33%, respectively. Tax expense for the current year periods are higher than the corresponding prior year periods primarily due to a higher level of income before taxes. During the second quarter of 1999, Webster formed a Connecticut Passive Investment Company ("PIC"). PICs are exempt from state income taxation in Connecticut, and the dividends paid from a PIC to a related financial institution are also exempt from inclusion in Connecticut taxable income. Webster Bank qualifies as a financial institution under the Connecticut statute. The exemption is effective for tax years beginning on or after January 1, 1999.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

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

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings - Not applicable.
        -----------------


Item 2. Changes in Securities and Use of Proceeds - Not applicable.
        -----------------------------------------

     (a)  Not applicable

     (b)  Not applicable

     (c) On April 5, 2001, in connection with the acquisition of Wolff Zackin & Associates, Inc. ("Wolff Zackin"), Webster issued 12,773 shares of Webster's common stock and paid an aggregate of $5,125,149 in cash pursuant to the Stock Purchase Agreement, dated as of April 4, 2001 by and among Webster, Wolff Zackin and the Stockholders of Wolff Zackin. The offer and sale of the stock was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") (transactions by an issuer not involving a public offering).

     (d) On April 5, 2001, in connection with the acquisition of Benefit Plans Design & Administration, Inc. ("Benefit Plans"), Webster issued 7,983 shares of Webster's common stock and paid an aggregate of $2,072,056 in cash pursuant to the Stock Purchase Agreement, dated as of April 4, 2001 by and among Webster, Benefit Plans and the Stockholders of Benefit Plans. The offer and sale of the stock was exempt from registration under the Securities Act pursuant to Section (4)(2) there of (transactions by an issuer not involving a public offering).


Item 3. Defaults upon Senior Securities - Not applicable.
        -------------------------------


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     (a)  The Annual Meeting of Shareholders was held on April 26, 2001.

     (b) The following individuals were elected as directors at the annual meeting: directors Joel S. Becker, William T. Bromage and James C. Smith were re-elected for three year terms. The other continuing directors are: Achille A. Apicella, O. Joseph Bizzozero, Jr., George
          T. Carpenter, John J. Crawford, Robert A. Finkenzeller, Edgar C. Gerwig, C. Michael Jacobi, John F. McCarthy, Michael G. Morris and Sister Marguerite Waite, C.S.J.

     (c) The following matters were voted upon and approved by the Registrant's shareholders at the 2001 Annual Meeting of Shareholders on April 26, 2001: (i) the election of three directors to serve for three-year terms (Proposal 1); (ii) an amendment of the Webster 1992 Stock Option Plan (proposal 2); (iii) the approval and adoption of the Webster 2001 Directors Retainer Fees Plan (Proposal 3); and (iv) the ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2001 (Proposal 4).

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

          As to Proposal 1, Joel S. Becker received 41,360,553 votes for election and 728,062 votes were withheld; William T. Bromage received 41,397,045 votes for election and 691,570 votes were withheld; James
          C. Smith received 36,950,034 votes for election and 5,138,580 votes were withheld. There were no abstentions or broker non-votes for any of the nominees. As to Proposal 2, shareholders casts 36,983,413 votes for 4,721,089 against, 384,095 abstentions and 23 broker non-votes. As to Proposal 3, shareholders cast 37,491,285 votes for, 4,176,254 against, 421,058 abstentions and 23 broker non-votes. As to Proposal 4, shareholders cast 41,414,130 votes for 435,894 against, 238,578 abstentions and 18 broker non-votes.

Item 5.  Other Information - Not applicable.
         -----------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits

          10.1 2001 Directors' Retainer Fees Plan, filed as Exhibit A to Webster Financial Corporation's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 21, 2001 and incorporated herein by reference.

          10.2 Amended and Restated 1992 Stock Option Plan, filed as Exhibit
               99.2 to Webster Financial Corporation's Registration Statement on Form S-8, filed with the SEC on August 8, 2001 and incorporated herein by reference.


     (b)  Reports on Form 8-K

               Not Applicable.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


EXHIBIT NO.                    EXHIBIT DESCRIPTION
--------------------------------------------------------------------------------



Exhibits:

          10.1 2001 Directors' Retainer Fees Plan, filed as Exhibit A to Webster Financial Corporation's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 21, 2001 and incorporated herein by reference.

          10.2 Amended and Restated 1992 Stock Option Plan, filed as Exhibit
               99.2 to Webster Financial Corporation's Registration Statement on Form S-8, filed with the SEC on August 8, 2001 and incorporated herein by reference.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WEBSTER FINANCIAL CORPORATION
                                          -----------------------------
                                                    Registrant



Date:   August 13, 2001               By:  /s/   William J. Healy
-------------------------                  -------------------------------------
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

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------



                                  EXHIBIT INDEX

EXHIBIT NO.                           EXHIBIT DESCRIPTION
--------------------------------------------------------------------------------



Exhibits:

          10.1 2001 Directors' Retainer Fees Plan, filed as Exhibit A to Webster Financial Corporation's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 21, 2001 and incorporated herein by reference.

          10.2 Amended and Restated 1992 Stock Option Plan, filed as Exhibit
               99.2 to Webster Financial Corporation's Registration Statement on Form S-8, filed with the SEC on August 8, 2001 and incorporated herein by reference.