Form 10-Q
period 2001-09-30
WEBSTER FINANCIAL CORP
filed 2001-11-14
CIK 801337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________________________to_______________.

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



--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  [X]  Yes          [   ]  No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock (par value $ .01)                      49,263,445
------------------------------        ------------------------------------------
         Class                        Issued and Outstanding at October 31, 2001

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------



                                      INDEX



                                                                                                                       Page No.
                                                                                                                       --------
PART I - FINANCIAL INFORMATION

   Item 1.   Interim Financial Statements

       Consolidated Statements of Condition at September 30, 2001 (unaudited) and December 31, 2000                       3

       Consolidated Statements of Income for the three and nine months ended September 30, 2001
         and 2000 (unaudited)                                                                                             4

       Consolidated Statements of Shareholders' Equity for the nine month period ended September 30, 2001
         (unaudited) and the year ended December 31, 2000                                                                 5

       Consolidated Statements of Comprehensive Income for the three and nine months ended
         September 30, 2001 and 2000 (unaudited)                                                                          6

       Consolidated Statements of Cash Flows for the nine months ended September 30, 2001
         and 2000 (unaudited)                                                                                             7

       Notes to Consolidated Financial Statements                                                                         9

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                       17

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                                  29


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                                                                           30

   Item 2.   Changes in Securities and Use of Proceeds                                                                   30

   Item 3.   Defaults upon Senior Securities                                                                             30

   Item 4.   Submission of Matters to a Vote of Security Holders                                                         30

   Item 5.   Other Information                                                                                           30

   Item 6.   Exhibits and Reports on Form 8-K                                                                            30


EXHIBIT  DESCRIPTION        (None for the third quarter period)                                                          31

SIGNATURE                                                                                                                32

EXHIBIT INDEX                                                                                                            33


                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL INFORMATION
------------------------------

                      CONSOLIDATED STATEMENTS OF CONDITION


(In thousands, except share and per share data)
---------------------------------------------------------------------------------------------------------------------------
                                                                                         (UNAUDITED)
                                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                                             2001                  2000
                                                                                          ---------              --------
ASSETS:
Cash and due from depository institutions                                             $   255,620             $   265,035
Interest-bearing deposits                                                                   1,782                   1,751
Securities: (Note 2 &3)
   Trading, at fair value                                                                     147                       6
   Available for sale, at fair value                                                    3,743,350               3,143,327
   Held to maturity (fair value: $ 248,215 at December 31, 2000)                               --                 261,747
Loans:
   Residential mortgages                                                                3,755,401               4,146,780
   Commercial and industrial                                                            1,358,904               1,078,028
   Commercial real estate                                                                 952,914                 986,403
   Consumer                                                                               833,998                 698,807
                                                                                      -----------             -----------
    Total loans                                                                         6,901,217               6,910,018
  Allowance for loan losses                                                               (96,654)                (90,809)
                                                                                      -----------             -----------
     Loans, net                                                                         6,804,563               6,819,209
                                                                                      -----------             -----------

Intangible assets                                                                         326,396                 326,142
Cash surrender value of life insurance                                                    161,690                 174,295
Premises and equipment, net                                                                84,511                  94,263
Accrued interest receivable                                                                61,808                  69,733
Prepaid expenses and other assets                                                         182,384                  94,000
                                                                                      -----------             -----------
   TOTAL ASSETS                                                                       $11,622,251             $11,249,508
                                                                                      ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Checking and NOW                                                                   $ 1,568,905             $ 1,603,671
   Savings and MMDAs                                                                    2,291,726               1,916,543
   Certificates of deposit                                                              2,917,210               3,244,412
                                                                                      -----------             -----------
    Total retail deposits                                                               6,777,841               6,764,626
   Treasury deposits                                                                      169,741                 176,896
                                                                                      -----------             -----------

    Total deposits                                                                      6,947,582               6,941,522

Federal Home Loan Bank advances                                                         2,204,763               2,380,074
Securities sold under agreements to repurchase and other borrowings (Note 3)            1,063,240                 650,151
Advance payments by borrowers for taxes and insurance                                      17,421                  39,606
Accrued expenses and other liabilities (Note 4)                                           211,839                 148,204
                                                                                      -----------             -----------
   Total liabilities                                                                   10,444,845              10,159,557
                                                                                      -----------             -----------

Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated debentures of
     the corporation (Note 9)                                                             150,000                 150,000
Preferred stock of subsidiary corporation                                                   9,577                  49,577

Shareholders' Equity:
Common stock, $.01 par value:
   Authorized - 200,000,000 shares
   Issued -  49,502,742 shares at September 30, 2001 and
           49,502,843 at December 31, 2000                                                    495                     495
Paid-in capital                                                                           415,967                 416,334
Retained earnings                                                                         561,959                 490,078
Less treasury stock at cost, 176,795 shares at September 30, 2001
   and 563,417 shares at December 31, 2000                                                 (4,604)                (13,361)
Unearned compensation                                                                      (3,239)                 (1,640)
Less Employee Stock Ownership Plan shares purchased with debt                                (286)                   (642)
Accumulated other comprehensive income (loss)                                              47,537                    (890)
                                                                                      -----------             -----------
 Total shareholders' equity                                                             1,017,829                 890,374
                                                                                      -----------             -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $11,622,251             $11,249,508
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

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)
---------------------------------------------------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------      --------------------------------
                                                              2001                2000             2001                2000
                                                              ----                ----             ----                ----
INTEREST INCOME:
Loans                                                     $ 127,991          $  139,867        $  401,321         $   377,000
Securities and interest-bearing deposits                     60,572              57,733           178,311             165,189
                                                            -------             -------          --------            --------
Total interest income                                       188,563             197,600           579,632             542,189
                                                            -------             -------          --------            --------

INTEREST EXPENSE:
Deposits                                                     53,627              60,376           170,765             162,445
Borrowings                                                   41,385              51,414           137,161             138,631
                                                            -------             -------          --------            --------
Total interest expense                                       95,012             111,790           307,926             301,076
                                                            -------             -------          --------            --------

   Net Interest Income                                       93,551              85,810           271,706             241,113

Provision for loan losses                                     4,000               3,200            10,400               8,600
                                                            -------             -------          --------            --------
   Net interest income after provision for loan
    losses                                                   89,551              82,610           261,306             232,513
                                                            -------             -------          --------            --------
NONINTEREST INCOME:
Deposit service fees                                         14,142              13,259            41,699              35,146
Loan and loan servicing fees                                  5,131               5,288            13,698              11,105
Trust and investment services                                 4,984               4,837            13,969              13,566
Financial advisory services                                   3,942                 --             12,239                 --
Insurance commissions                                         5,806               3,685            16,393              10,909
Gain on sale of securities, net                               2,566               1,871             8,609               7,829
Increase in cash surrender value of life insurance            2,211               2,271             6,926               6,233
Other                                                         1,709               1,958             8,547               6,629
                                                            -------             -------          --------            --------
   Total noninterest income                                  40,491              33,169           122,080              91,417
                                                            -------             -------          --------            --------

NONINTEREST EXPENSES:
Compensation and benefits                                    35,827              31,235           107,506              90,751
Occupancy                                                     6,057               6,573            19,463              17,651
Furniture and equipment                                       7,032               6,090            20,903              18,830
Intangible amortization                                       7,888               6,907            23,338              15,065
Marketing                                                     2,045               1,778             6,428               6,577
Professional services                                         2,896               1,688             7,008               5,171
Branch reconfiguration                                           --                 --              3,703                 --
Capital securities (Note 9)                                   3,616               3,477            10,847              10,708
Other                                                        11,840              10,853            32,529              30,001
                                                            -------             -------          --------            --------
   Total noninterest expenses                                77,201              68,601           231,725             194,754
                                                            -------             -------          --------            --------

Income before income taxes, extraordinary item and
   cumulative effect of change in method of accounting       52,841              47,178           151,661             129,176
Income taxes                                                 17,810              15,595            51,516              42,675
                                                            -------             -------          --------            --------
Income before extraordinary item and cumulative effect
   of change in method of accounting                         35,031              31,583           100,145              86,501
Extraordinary item - early extinguishment of debt (net
   of taxes) (Note 6)                                            --                 --             (1,209)                --
Cumulative effect of change in method of accounting (net
   of taxes) (Note 7)                                            --                 --             (2,418)                --
                                                            -------             -------          ---------           --------
NET INCOME                                                $  35,031          $   31,583        $   96,518         $    86,501
                                                            =======             =======          ========            ========

Net Income Per Common Share: (Note 8)
Basic                                                         $0.71               $0.65             $1.97               $1.92
Diluted                                                        0.70                0.64              1.94                1.90

Dividends paid per common share                                0.17                0.16              0.50                0.46

See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Employee
                                                                                                         Stock
                                                                                                        Ownership
                                                                                            Unearned   Plan Shares
                                           Common     Paid-in     Retained      Treasury     Compen-    Purchased
(In thousands)                              Stock     Capital     Earnings       Stock       sation     With Debt
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999               $   452      301,336      400,413        (3,274)          --     (1,127)
--------------------------------------------------------------------------------------------------------------------
Net income for 2000                           --           --      118,291            --           --         --
Dividends paid:
   $.62 per common share                      --           --      (28,645)           --           --         --
Allocation of ESOP shares                     --          814           --            --           --        485
Exercise of stock options                      9       13,299           --            --           --         --
Common stock repurchased                      --           --           --      (110,797)          --         --
Consideration granted for
   purchase acquisitions                      34      104,274           --        99,758           --         --
Restricted stock grants, net
   of amortization                            --          (23)         (35)          952       (1,640)        --
Net unrealized gain on
   securities available for
   sale, net of taxes                         --           --           --            --           --         --
Common stock retired for
   purchase acquisitions                      --       (3,603)          --            --           --         --
Other, net                                    --          237           54            --           --         --
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000               $   495      416,334      490,078       (13,361)      (1,640)      (642)
--------------------------------------------------------------------------------------------------------------------
Net income for the nine months ended
   September 30, 2001                         --           --       96,518            --           --         --
Dividends paid:
   $.50 per common share                      --           --      (24,628)           --           --         --
Allocation of ESOP shares                     --          440           --            --           --        356
Exercise of stock options                     --       (1,305)          --         9,931           --         --
Common stock repurchased                      --           --           --        (3,881)          --         --
Consideration granted for purchase
   acquisitions                               --          221           --         1,181           --         --
Restricted stock grants, net of
   amortization                               --          176           --         1,311       (1,336)        --
Net unrealized gain on securities
   available for sale, net of taxes           --           --            --           --          --          --
Director fee retainer plan                    --           63           --           215         (263)        --
Other, net                                    --           38           (9)           --           --         --
--------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2001              $   495      415,967      561,959        (4,604)      (3,239)      (286)
--------------------------------------------------------------------------------------------------------------------


                                         Accumulated
                                           Other
                                           Compre-
                                           hensive
                                           Income
(In thousands)                             (Loss)          Total
-------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999               (62,133)       $  635,667
-------------------------------------------------------------------
Net income for 2000                           --           118,291
Dividends paid:
   $.62 per common share                      --           (28,645)
Allocation of ESOP shares                     --             1,299
Exercise of stock options                     --            13,308
Common stock repurchased                      --          (110,797)
Consideration granted for
   purchase acquisitions                      --           204,066
Restricted stock grants, net
   of amortization                            --              (746)
Net unrealized gain on
   securities available for
   sale, net of taxes                     61,243            61,243
Common stock retired for
   purchase acquisitions                      --            (3,603)
Other, net                                    --               291
-------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                  (890)       $  890,374
-------------------------------------------------------------------
Net income for the nine months ended
   September 30, 2001                         --            96,518
Dividends paid:
   $.50 per common share                                   (24,628)
Allocation of ESOP shares                     --               796
Exercise of stock options                     --             8,626
Common stock repurchased                      --            (3,881)
Consideration granted for purchase
   acquisitions                               --             1,402
Restricted stock grants, net of
   amortization                               --               151
Net unrealized gain on securities
   available for sale, net of taxes       48,427            48,427
48,427
Director fee retainer plan                    --                15
Other, net                                    --                29
-------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2001               47,537       $ 1,017,829
-------------------------------------------------------------------

See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)




                                                                                              Three months ended September 30,
                                                                                              --------------------------------
(In thousands)                                                                                    2001              2000
------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                   $    35,031      $    31,583

Other comprehensive income, net of tax:
   Unrealized net holding gain on securities available for sale arising during the period (net of income tax effect of $31,045
   and  $17,502 for 2001 and 2000, respectively)                                                  46,811           26,390

   Reclassification adjustment for net gain included in
   net income (net of income tax effect of $974
   and $881 for 2001 and 2000, respectively)                                                      (1,468)          (1,328)

------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                                        45,343           25,062
------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                                         $    80,374      $    56,645
------------------------------------------------------------------------------------------------------------------------------




                                                                                               Nine months ended September 30,
------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                    2001              2000
------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                   $    96,518      $    86,501

Other comprehensive income, net of tax:
   Unrealized net holding gain on securities available for sale arising during the period (net of income tax effect of $35,291
   and  $19,194 for 2001 and 2000, respectively)                                                  53,381           28,940

   Reclassification adjustment for net gain included in
   net income (net of income tax effect of $3,283
   and $3,708 for 2001 and 2000, respectively)                                                    (4,954)          (5,590)

---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                                        48,427           23,350
---------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                                         $   144,945      $   109,851
---------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                              Nine months ended September 30,
                                                                                              -------------------------------
(In thousands)                                                                                   2001               2000
-----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                               $    96,518        $   86,501
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                   10,400             8,600
     Provision for depreciation on premises and equipment                                        13,777            13,868
     (Accretion) amortization of securities discounts/premiums                                   (1,051)              657
     (Accretion) amortization of loan premiums, net                                              (2,667)              102
     Amortization of intangible assets                                                           23,338            15,065
     Amortization of stock-based compensation                                                       996               345
     Amortization of hedging costs                                                                   --             2,995
     Implementation of change in accounting method (Note 10)                                      3,614                --
     Amortization of mortgage servicing rights                                                    1,243             1,378
     Gains on sale of foreclosed properties, net                                                   (674)             (805)
     Gains on sale of securities, net                                                            (8,237)           (9,298)
     Gains on the sale of loans and servicing, net                                               (2,694)           (3,503)
     (Gains) losses on trading securities, net                                                     (372)            1,469
     Decrease in trading securities                                                                   6             4,928
     Loans originated for sale                                                                 (560,226)         (128,259)
     Proceeds from sale of loans, originated for sale                                           502,033           123,745
     Decrease (increase) in interest receivable                                                   7,925            (6,871)
     Increase in prepaid expenses and other assets, net                                        (119,668)          (10,614)
     (Decrease) increase in interest payable                                                    (17,519)            2,580
     Increase (decrease) in accrued expenses and other liabilities, net                          90,388           (12,954)
     Increase in cash surrender value of life insurance                                          (6,926)           (5,618)
     Proceeds from life insurance contract surrender                                             19,531                --
-----------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                   49,735            84,311
-----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
     Purchases of securities, available for sale                                             (1,512,045)       (2,111,635)
     Principal collected on securities                                                          429,485           236,371
     Maturities of securities                                                                    54,993           980,179
     Proceeds from sale of securities, available for sale                                       775,398           867,683
     Decrease in interest-bearing deposits, net                                                       7            39,598
     Decrease (increase) in loans, net                                                          307,373          (135,148)
     Proceeds from sale of foreclosed properties                                                  5,690             7,574
     Purchases of premises and equipment, net                                                    (3,747)          (10,398)
     Net cash (paid) received for purchase acquisitions                                         (17,263)          230,847
-----------------------------------------------------------------------------------------------------------------------------
     Net cash provided by investing activities                                                   39,891           105,071
-----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
     Increase (decrease) in deposits, net                                                         6,060           (29,101)
     Net (decrease) increase of FHLB advances                                                  (175,311)           25,053
     Net increase (decrease) of securities sold under agreement to repurchase and
       other borrowings                                                                         152,278           (54,939)
     Cash dividends paid to common shareholders                                                 (24,628)          (20,813)
     Redemption of Series A preferred stock of subsidiary corporation                           (40,000)               --
     Decrease in advance payments for taxes and insurance, net                                  (22,185)          (25,485)
     Exercise of stock options                                                                    8,626            12,259
     Common stock repurchased                                                                    (3,881)         (109,845)
-----------------------------------------------------------------------------------------------------------------------------
     Net cash used by financing activities                                                      (99,041)         (202,871)
-----------------------------------------------------------------------------------------------------------------------------



Continued on next page.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued

                                                                                            Nine months ended September 30,
                                                                                            -------------------------------
(In thousands)                                                                                  2001               2000
---------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                          (9,415)            (13,489)
Cash and cash equivalents at beginning of period                                              265,035             245,783
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                  $ 255,620           $ 232,294
---------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures:
   Income taxes paid                                                                        $  30,069           $  33,508
   Interest paid                                                                              325,444             300,897

Supplemental schedule of noncash operating, investing and
  financing activities:
   Transfer of loans to foreclosed properties                                               $   4,182           $   4,970
   Reclassification of held to maturity securities to available for sale (fair
    value of $248,215 at January 1, 2001)                                                     261,747                  --

---------------------------------------------------------------------------------------------------------------------------

Assets acquired and liabilities assumed in purchase business combinations were as follows:


                                                                                            Nine months ended September 30,
---------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                  2001              2000
---------------------------------------------------------------------------------------------------------------------------
Fair value of noncash assets acquired in purchase acquisitions                              $ 247,040         $ 1,008,102
Fair value of liabilities assumed in purchase acquisitions                                    251,842           1,228,214
Common stock issued in purchase business combination                                            1,402             199,425
---------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
--------------------------------------------------------------

The Consolidated Financial Statements include the accounts of Webster Financial Corporation ("Webster" or the "Company") and its subsidiaries. The Consolidated Financial Statements and Notes thereto have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the periods presented. The actual results of Webster could differ from those estimates. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan losses and the valuation allowance for the deferred tax asset.


NOTE 2 - SECURITIES
-------------------

Securities are classified as available for sale, held to maturity or trading. Management determines the appropriate classification of securities at the time of purchase. Securities are classified as held to maturity when the Company has the intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Securities classified as trading are carried at fair value, with net unrealized gains and losses recognized currently in the income statement. Securities not classified as held to maturity or trading are classified as available for sale and are stated at fair value. Unrealized gains and losses, net of tax, on available for sale securities are included in accumulated other comprehensive income (loss), as a separate component of shareholders' equity. The values at which held to maturity and available for sale securities are reported are adjusted for amortization of premiums or accretion of discounts over the estimated terms of the securities using a method which approximates the level yield method. Such amortization and accretion is included in interest income from securities. Unrealized losses on securities are charged to earnings when the decline in fair value of a security is judged to be other than temporary. The specific identification method is used to determine realized gains and losses on sales of securities.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


A summary of securities follows:




(In thousands)                                         SEPTEMBER 30, 2001                          DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------
                                                    Gross                                         Gross
                                    Amortized     Unrealized       Fair      Amortized        Unrealized           Fair
                                     Cost       Gains   Losses     Value        Cost        Gains      Losses      Value
                                 ------------- -------  ------     -------    ---------     -------    ------     --------
TRADING SECURITIES:
Securities (a)                   $        --   $   147  $      --  $      147  $        6   $      --  $      --   $        6

AVAILABLE FOR SALE PORTFOLIO:
U.S. Treasury Notes                    2,008         3                  2,011      11,042           3         --       11,045
U.S. Government Agency                    --        --         --          --      46,246           3       (353)      45,896
Municipal bonds and notes             79,572     2,047       (108)     81,511      34,401         530        (47)      34,884
Corporate bonds and notes            174,972       181    (15,614)    159,539      73,265          --    (15,379)      57,886
Equity securities (b)                167,087     5,993     (4,246)    168,834     177,061       4,501     (5,877)     175,685
Mortgage-backed securities (c)     3,240,648    91,227       (420)  3,331,455   2,796,365      29,852    (11,571)   2,814,646
Purchased interest-rate contracts         --        --         --          --       6,317          --     (3,032)       3,285
                                   ---------   -------    -------   ---------   ---------     -------    --------   ---------
                                 $ 3,664,287   $99,451  $ (20,388) $3,743,350  $3,144,697    $ 34,889   $(36,259)  $3,143,327
                                   ---------   -------    -------   ---------   ---------     -------    --------   ---------

HELD TO MATURITY PORTFOLIO (d):
U.S. Treasury Notes              $        --   $    --  $      --  $       --  $    3,786    $      5   $     (2)  $    3,789
Municipal bonds and notes                 --        --         --          --      23,267         173        (31)      23,409
Corporate bonds and notes                 --        --         --          --     135,404          --    (12,879)     122,525
Mortgage-backed securities (c)            --        --         --          --      99,290         558     (1,356)      98,492
                                   ---------   -------    -------    --------    --------     -------    --------   ---------
                                          --        --         --          --     261,747         736    (14,268)     248,215
                                   ---------   -------    -------    --------    --------     -------    --------   ---------


Total                            $ 3,664,287   $99,598  $ (20,388) $3,743,497  $3,406,450    $ 35,625   $(50,527)  $3,391,548
                                   =========   =======    ========  =========   =========     =======    ========   =========


(a)  Stated at fair value, including the effect of option and futures positions.

(b) As of September 30, 2001, the fair value of equity securities consisted of Federal Home Loan Bank ("FHLB") stock of $125.3 million, preferred stock of $6.7 million and common stock of $36.8 million. The fair value of equity securities at December 31, 2000 consisted of FHLB stock of $125.3 million, preferred stock of $8.2 million and common stock of $42.2 million.

(c) Includes mortgage-backed securities, which are guaranteed by FannieMae, Federal Home Loan Mortgage Corporation and Government National Mortgage Association and represent participating interests in direct pass-through pools of mortgage loans originated and serviced by the issuers of the securities.

(d) On January 1, 2001, as permitted by the provisions of SFAS No. 133, Webster reclassified all held to maturity securities to available for sale securities.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
-------------------------------------------------------

At September 30, 2001, short-term borrowings through securities sold under agreements to repurchase ("repurchase agreements") totaled $658.3 million. Short-term borrowings through repurchase agreements averaged approximately $1.1 billion during the third quarter and the maximum amount outstanding at a month-end during the third quarter was $1.2 billion. Repurchase agreements are primarily collateralized by U.S. Government Agency mortgage-backed securities.

Information concerning short-term borrowings sold under agreements to repurchase as of September 30, 2001 is summarized below:




     (Dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------

                             WEIGHTED                 WEIGHTED                  AMORTIZED COST          MARKET VALUE
      BALANCE AT              AVERAGE                  AVERAGE                       OF                      OF
        9/30/01            INTEREST RATE            MATURITY DATE                COLLATERAL              COLLATERAL
     -------------         -------------            -------------            -------------------       ----------------
    $   658,254                2.88%              Less than 1 month           $    651,810              $  666,490



NOTE 4 - ACQUISITION-RELATED EXPENSES
-------------------------------------

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



(In thousands)                                                              Derby     People's    Eagle       NECB         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance of acquisition-related accrued liabilities at December 31, 1999    $ 3,000    $ 400      $ 775     $  3,300      $ 7,475
------------------------------------------------------------------------------------------------------------------------------------
   Payments and charges against the liabilities:
   Data processing contract termination                                      (689)       --         --           --         (689)
   Transaction costs (includes investment bankers, attorneys & accountants)    --        --         --         (193)        (193)
   Lease payments and other facilities costs                               (1,764)     (205)      (462)        (238)      (2,669)
   Acquisition-related miscellaneous expenses                                  --        --        (22)      (1,202)      (1,224)
------------------------------------------------------------------------------------------------------------------------------------
Balance of acquisition-related accrued liabilities at December 31, 2000    $  547     $ 195      $ 291     $  1,667      $ 2,700
------------------------------------------------------------------------------------------------------------------------------------
   Payments and charges against the liabilities:
   Data processing contract termination                                      (292)       --         --           --         (292)
   Lease payments and other facilities costs                                  (48)      (94)      (291)        (242)        (675)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE OF ACQUISITION-RELATED ACCRUED LIABILITIES AT SEPTEMBER 30, 2001   $  207     $ 101      $  --     $  1,425      $ 1,733
------------------------------------------------------------------------------------------------------------------------------------



The remaining total accrued liability balance of $1.7 million at September 30, 2001 consists of reserves for remaining lease payments and other expenses of closed facilities. Disposition efforts for these closed facilities are ongoing.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 5 - BUSINESS SEGMENTS
--------------------------

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

Operating income and total assets by business segment are as follows:



THREE MONTHS ENDED SEPTEMBER 30, 2001
---------------------------------------------------------------------------------------------------------------------------
                                                    RETAIL              BUSINESS                                     TOTAL
(IN THOUSANDS)                                      BANKING              BANKING              TREASURY             SEGMENTS
---------------------------------------------------------------------------------------------------------------------------
Net interest income                          $       56,131       $       16,622       $      20,798         $       93,551
Provision for loan losses                               363                3,637                  --                  4,000
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                  55,768               12,985              20,798                 89,551
Noninterest income                                   26,420                7,522               6,549                 40,491
Noninterest expenses                                 52,816               13,941               6,828                 73,585
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                           29,372                6,566              20,519                 56,457
Income taxes                                          9,900                2,213               6,916                 19,029
---------------------------------------------------------------------------------------------------------------------------
   Net income                                $       19,472       $        4,353       $      13,603         $       37,428
---------------------------------------------------------------------------------------------------------------------------
Total assets at period end                   $    5,436,437       $    1,973,351       $   4,212,463         $   11,622,251

THREE MONTHS ENDED SEPTEMBER 30, 2000
---------------------------------------------------------------------------------------------------------------------------
                                                    RETAIL              BUSINESS                                     TOTAL
(IN THOUSANDS)                                      BANKING              BANKING              TREASURY             SEGMENTS
---------------------------------------------------------------------------------------------------------------------------
Net interest income                          $       67,152       $       14,242       $       4,416         $       85,810
Provision for loan losses                               572                2,628                  --                  3,200
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                  66,580               11,614               4,416                 82,610
Noninterest income                                   23,496                2,242               7,431                 33,169
Noninterest expenses                                 53,840                7,499               2,748                 64,087
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                           36,236                6,357               9,099                 51,692
Income taxes                                         11,978                2,101               3,008                 17,087
---------------------------------------------------------------------------------------------------------------------------
Net income                                   $       24,258       $        4,256       $       6,091         $       34,605
---------------------------------------------------------------------------------------------------------------------------
Total assets at period end                   $    5,695,757       $    1,648,778       $   3,912,015         $   11,256,550

NINE MONTHS ENDED SEPTEMBER 30, 2001
---------------------------------------------------------------------------------------------------------------------------
                                                    RETAIL              BUSINESS                                     TOTAL
(IN THOUSANDS)                                      BANKING              BANKING             TREASURY              SEGMENTS
---------------------------------------------------------------------------------------------------------------------------
Net interest income                          $      178,972       $       49,158       $      43,576         $      271,706
Provision for loan losses                             3,452                6,948                  --                 10,400
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                 175,520               42,210              43,576                261,306
Noninterest income                                   76,482               22,321              23,277                122,080
Noninterest expenses                                161,582               39,371              19,925                220,878
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes, extraordinary
   item and cumulative effect of
   change in method of accounting                    90,420               25,160              46,928                162,508
Income taxes                                         30,712                8,547              15,941                 55,200
---------------------------------------------------------------------------------------------------------------------------
Net income before extraordinary item and
   cumulative effect of change in method
   of accounting                             $       59,708       $       16,613       $      30,987         $      107,308
Extraordinary item-early extinguishment
   of debt (net of taxes)                                --                   --              (1,209)                (1,209)
Cumulative effect of change in method
   of accounting (net of taxes)                          --                   --              (2,418)                (2,418)
---------------------------------------------------------------------------------------------------------------------------
   Net income                                $       59,708       $       16,613       $      27,360         $      103,681
---------------------------------------------------------------------------------------------------------------------------
Total assets at period end                   $    5,436,437       $    1,973,351       $   4,212,463         $   11,622,251

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NINE MONTHS ENDED SEPTEMBER 30, 2000
---------------------------------------------------------------------------------------------------------------------------
                                                    RETAIL              BUSINESS                                     TOTAL
(IN THOUSANDS)                                      BANKING              BANKING              TREASURY             SEGMENTS
---------------------------------------------------------------------------------------------------------------------------
Net interest income                          $      191,744       $       36,591       $      12,778         $      241,113
Provision for loan losses                             1,851                6,749                  --                  8,600
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                 189,893               29,842              12,778                232,513
Noninterest income                                   58,137               12,808              20,472                 91,417
Noninterest expenses                                146,440               27,522               6,971                180,933
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                          101,590               15,128              26,279                142,997
Income taxes                                         33,563                5,001               8,677                 47,241
---------------------------------------------------------------------------------------------------------------------------
Net income                                   $       68,027       $       10,127       $      17,602         $       95,756
---------------------------------------------------------------------------------------------------------------------------
Total assets at period end                   $    5,695,757       $    1,648,778       $   3,912,015         $   11,256,550




The retail banking segment includes investment and insurance services, consumer lending and Webster Bank's (the "Bank") deposit generation and direct banking activities, which include the operation of automated teller machines and telebanking customer support, sales and small business banking. The retail banking segment also includes the Bank's investment in residential real estate loan origination, servicing, secondary marketing activities and Webster Investment Services. The business banking segment includes the Bank's investment in commercial and industrial loans and commercial real estate loans. The business banking segment also includes business deposits, cash management activities for business banking, trust activities, financial advisory services and lease financing. The treasury segment includes the Bank's investment in assets and liabilities managed by Treasury, which include interest-bearing deposits, investment securities, FHLB advances, repurchase agreements and other borrowings and government finance. During 2001, government finance was transferred to the "treasury" segment from the "business banking" segment. For the nine month period ended September 30, 2001, Webster recorded a $1.8 million ($1.2 million, net of taxes) charge to earnings for an extraordinary item for the early extinguishment of debt and a $3.6 million charge ($2.4 million, net of taxes) to earnings for the cumulative effect of a change in method of accounting both of which occurred in the first quarter. These charges are included in the Treasury segment.

During the 2000 period, as part of a management reorganization, Webster consolidated its consumer banking and mortgage lending segments with its investment and insurance services, which were previously included within the "all other" segment category. This segment is now referred to as "retail banking". The trust and government finance activities that were previously included within the "all other" segment category were transferred into the "business banking" segment.

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

Net income after income taxes for the segments for the 2001 and 2000 periods does not include expense categories that do not directly relate to the segments. For the three and nine month periods ended September 30, 2001, expenses on the capital securities were excluded that before taxes were $3.6 million and $10.8 million, respectively, and net after taxes were $2.4 million and $7.2 million, respectively. For the three and nine month periods ended September 30, 2000, expenses on the capital securities and preferred stock of subsidiary corporation were excluded that aggregated before taxes $4.5 million and $13.8 million, respectively, and net after taxes were $3.0 million and $9.3 million, respectively.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 6 - EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT
----------------------------------------------------------

In January 2001, Webster recorded a $1.8 million charge ($1.2 million, net of taxes) to earnings for the early extinquishment of debt. The prepayment penalty was incurred on seven Federal Home Loan Bank advances totaling $155.3 million with rates between 6.30% and 8.20% and remaining maturity dates ranging from 1 month to 20 months.


NOTE 7 - CUMULATIVE EFFECT OF CHANGE IN METHOD OF ACCOUNTING
------------------------------------------------------------

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS"), No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133, as amended by SFAS No. 137, is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities, an amendment to SFAS No. 133." This Statement amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Upon adoption, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement. The Company implemented SFAS No. 133 as of January 1, 2001. The implementation of SFAS No. 133 resulted in a $3.6 million (net of tax, $2.4 million) charge to earnings for derivatives that were deemed as "ineffective" hedges. Webster also reclassified all held to maturity securities to available for sale as permitted under SFAS No. 133, as amended.

NOTE 8 - NET INCOME PER COMMON SHARE
------------------------------------

The following tables reconcile the components of basic and diluted earnings per share.


                                                        THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                       ---------------------------------        -------------------------------
(In thousands, except per share data)                         2001              2000                  2001            2000
-------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Net income                                              $    35,031       $    31,583           $    96,518       $   86,501
-------------------------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding                   49,223            48,870                49,095           44,947
-------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                $       .71       $       .65           $      1.97       $     1.92
-------------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE:
Net income                                              $    35,031       $    31,583           $    96,518       $   86,501
-------------------------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding                   49,223            48,870                49,095           44,947
Potential common stock:
   Options                                                      706               568                   666              513
-------------------------------------------------------------------------------------------------------------------------------
Total weighted-average diluted shares                        49,929            49,438                49,761           45,460
-------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                              $       .70       $       .64           $      1.94       $     1.90
-------------------------------------------------------------------------------------------------------------------------------

                                      14

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

At September 30, 2001 and 2000, options to purchase 434,500 and 1,132,459 shares of common stock at exercise prices between $33.75 and $36.69 and $24.19 and $35.38, respectively, were not considered in the computation of potential common stock for the quarterly periods since the options' exercise prices were greater than the average market price of Webster common stock. The average market prices for 2001 and 2000 third quarter periods were $33.30 and $23.97, respectively.

At September 30, 2001 and 2000, options to purchase 722,505 and 1,166,253 shares of common stock at exercise prices between $31.10 and $36.69 and $22.82 and $35.38, respectively, were also not considered in the computation of potential common stock for the year-to-date periods since the options' exercise prices were greater than the average market price for Webster common stock. The average market prices for the 2001 and 2000 year-to-date periods were $31.08 and $22.71, respectively.


NOTE 9 - CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF
---------------------------------------------------------------------------
SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE
----------------------------------------------------------------------
CORPORATION
-----------

In 1997, Webster formed a statutory business trust, Webster Capital Trust I ("Trust I"), of which Webster owns all of the common stock. Trust I exists for the sole purpose of issuing trust securities and investing the proceeds in an equivalent amount of subordinated debentures of the Corporation. On January 31, 1997, Trust I completed a $100 million underwritten public offering of 9.36% Corporation-Obligated Manditorily Redeemable Capital Securities of Webster Capital Trust I ("capital securities"). The sole asset of Trust I is $100 million of Webster's 9.36% junior subordinated deferrable interest debentures due in 2027 ("subordinated debt securities"), purchased by Trust I on January 30, 1997. On April 1, 1997, Eagle Financial Capital Trust I, subsequently renamed Webster Capital Trust II ("Trust II"), completed a $50 million private placement of 10.00% capital securities. Proceeds from the issue were invested by Trust II in junior subordinated deferrable debentures issued by Eagle due in 2027. These debentures represent the sole assets of Trust II. The subordinated debt securities are unsecured obligations of Webster and are subordinate and junior in right of payment to all present and future senior indebtedness of Webster. Webster has entered into guarantees, which together with Webster's obligations under the subordinated debt securities and the declarations of trust governing Trust I and Trust II, including its obligations to pay costs, expenses, debts and liabilities (other than trust securities), provides a full and unconditional guarantee of amounts on the capital securities. Expense on the securities before taxes including amortization of issuance costs, for the three month periods ended September 30, 2001 and 2000, was $3.6 and $3.5 million, respectively, for each period and for the nine month periods ended September 30, 2001 and 2000, was $10.8 and $10.7 million, respectively, for each period.


NOTE 10 - ACCOUNTING STANDARDS
------------------------------

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The changes in this Statement improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by broadening the presentation of discontinued operations to include more disposal transactions. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement are to be applied prospectively. Webster does not expect any material impact on its financial statements when this Statement is adopted.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 applies to all entities. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Under this Statement, the liability is discounted and the accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. The FASB issued this Statement to provide consistency for the accounting and reporting of liabilities associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is permitted. Webster does not expect any material impact on its financial statements when this Statement is adopted.

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

The Company adopted the provisions of Statement 141 effective July 1, 2001 and will adopt the provisions of Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting guidance. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable at this time to reasonably estimate whether any transitional impairment losses on the valuation of goodwill will be required to be recognized as the cumulative effect of a change in accounting principle. However, absent any impairment losses, it is estimated at this time that diluted earnings per share for the 2002 fiscal year will be favorably impacted by approximately $.30 per share since under this new Statement commencing on January 1, 2002, goodwill will no longer be required to be amortized and recognized as an expense in the financial statements. Impairment losses, if any, whether transitional or subsequent to adoption of Statement 142, may offset some or all of this favorable impact. Identifiable intangibles, such as core deposit intangibles, will continue to be amortized and recognized as an expense.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

GENERAL

Webster through its subsidiaries, Webster Bank, Damman Associates, Inc. ("Damman") and Webster D&P Holdings, Inc. ("Duff & Phelps"), delivers financial services to individuals, families and businesses primarily in Connecticut and financial advisory services to public and private companies throughout the United States. Webster provides business and consumer banking, mortgage lending, trust and investment services and insurance services through 105 banking and other offices, over 210 ATM's and the internet (www.websterbank.com). Webster's online mortgage subsidiary Nowlending, LLC, at www.nowlending.com originates residential mortgages throughout the United States.

Webster, as a holding company, and the Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the "OTS"), as its primary federal regulator. Webster is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation ("FDIC") as to certain matters. The Bank's deposits are federally insured by the FDIC, through its Bank Insurance Fund ("BIF"). The Bank conducts trust activities through its wholly owned nationally-chartered trust company subsidiary which is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency. Webster's corporate headquarters is located at Webster Plaza, Waterbury, Connecticut 06702. Its telephone number is
(203) 753-2921. Webster's internet website is: www.websterbank.com.

FINANCIAL CONDITION
-------------------

Webster on a consolidated basis at September 30, 2001 and December 31, 2000, had total assets of $11.6 billion and $11.2 billion, including total securities of $3.7 billion and $3.4 billion, respectively, and net loans of $6.8 billion for both respective periods. At September 30, 2001 and December 31, 2000, total deposits were $6.9 billion, borrowings were $3.3 billion and $3.0 billion, respectively, and shareholders' equity totaled $1.0 billion and $890.4 million, respectively.

Total assets increased $372.7 million or 3.3% at September 30, 2001 from December 31, 2000. The overall increase is primarily due to increases in securities of $338.4 million and a net increase in other assets of $89.2 million. The net increase in other assets is primarily due to an increase in unsettled sale trades of $86.8 million at the end of the period. These asset increases were partially offset by decreases in net loans, life insurance, premises and equipment and cash.

Total liabilities rose $285.3 million primarily due to increases in borrowings of $237.8 million, deposits of $6.1 million and other liabilities of $63.6 million, partially offset by a decrease in advance payments by borrowers for taxes and insurance of $22.2 million. In January 2001, $40.0 million of preferred stock issued by one of the Bank's subsidiaries matured. The net increase in total equity of $127.5 million is primarily due to net income of $96.5 million, a favorable change of $48.4 million, net of tax, in unrealized gains on the available for sale securities portfolio, stock option exercise proceeds of $8.6 million and $1.4 million for stock issued for acquisitions, which was partially offset by $3.9 million for repurchases of Webster common stock and $24.6 million for common stock dividend payments.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


The following table provides information for the Webster Bank's capital ratios as of September 30, 2001 and December 31, 2000. At September 30, 2001, the Bank was in full compliance with all applicable regulatory capital requirements.



                                                                                     OTS Minimum
                                                   Actual                       Capital Requirements          Well Capitalized
(Dollars in thousands)                             Amount          Ratio          Amount       Ratio         Amount      Ratio
------------------------------------------------------------------------------------------------------------------------------

AT SEPTEMBER 30, 2001
Total capital (to risk-weighted assets)         $   888,158      12.70%       $   559,416      8.00%      $   699,270   10.00%
Tier 1 capital (to risk-weighted assets)            800,675      11.45            279,708      4.00           419,562    6.00
Tier 1 capital (to adjusted total assets)           800,675       7.21            444,252      4.00           555,314    5.00
Tangible capital (to adjusted total assets)         798,394       7.19            222,080      2.00           No Requirement

AT DECEMBER 31, 2000
Total capital (to risk-weighted assets)         $   773,773      11.45%       $   540,672      8.00%      $   675,839   10.00%
Tier 1 capital (to risk-weighted assets)            689,234      10.20            270,336      4.00           405,504    6.00
Tier 1 capital (to adjusted total assets)           689,234       6.39            431,200      4.00           539,000    5.00
Tangible capital (to adjusted total assets)         686,166       6.37            215,539      2.00           No Requirement



LENDING ACTIVITIES
------------------

GENERAL

Webster, through its consolidated Bank subsidiary, originates various types of residential, commercial and consumer loans. Total gross loans before the allowance for loan losses were $6.9 billion for the periods ending September 30, 2001 and December 31, 2000. The Bank offers commercial and residential permanent and construction mortgage loans, commercial and industrial loans, lease financing and various types of consumer loans including home equity lines of credit, home equity loans and other types of small business loans. At September 30, 2001 and December 31, 2000, residential loans represented 54% and 60% of Webster's loan portfolio, respectively and commercial loans represented 34% and 30%, respectively. Currently, the Bank has no direct credit exposure to the airline and tourism industries.

The Bank's middle market lending unit has lending relationships with companies located primarily in Connecticut with annual revenues ranging from $5 to $250 million. The Bank provides these customers with a complete array of traditional commercial credit facilities such as lines of credit, term loans, owner occupied commercial mortgages, asset based lending and interest-rate protection products. In addition, the Bank provides state of the art cash management services including automated investments, lock box and account reconciliation services. In support of customer's international business, the Bank provides letters of credit and offers various export programs of the Ex-Im Bank.

Webster Bank originates construction, construction-to-permanent, and permanent commercial real estate loans primarily throughout the New England region. At September 30, 2001, outstanding commercial real estate loans totaled $952.9 million, compared to $986.4 million as of December 31, 2000. The Bank's strategy is to originate loans with income producing real estate as collateral. The Bank develops relationships with regional developers and participates in loans with selected banks.

Small Business Banking ("SBB") provides a full compliment of loan and deposit products to small businesses located throughout Connecticut. Webster's SBB target market is businesses with annual revenues of up to $5 million. This market represents a significant percentage of commercial businesses located in Connecticut. SBB uses the Bank's branch network as well as dedicated business development officers to fully service its existing customer base and call on potential new customers. In addition to personal customer contact, SBB utilizes a variety of direct mail and telemarketing programs to increase market penetration. SBB also plays a major role in supporting the Bank's Community Reinvestment Act goals by providing credit facilities for numerous local not-for-profit organizations. SBB

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

uses the Fair-Isaac credit scoring model to assist in loan approvals of up to $250,000 and offers a $50,000 same day line of credit approval program. SBB provides all commercial loan products including lines of credit, letters of credit, term loans and mortgages on owner occupied real estate. The unit has a fully staffed portfolio management function to monitor credit quality. As a result of its expansion efforts, SBB serves as a referral source for other Bank products including cash management, insurance, international products and investments. The Bank is also a Small Business Administration ("SBA") preferred lender authorized to offer all SBA loan guaranty products and is also active in several loan programs provided through the Connecticut Development Authority.

The Bank, as part of its strategy to expand its commercial loan portfolio, has a specialized lending unit. The specialized lending unit's objective is to obtain geographic and industry diversification within the overall commercial loan portfolio by participating in the national syndicated lending market. The loans administered by the specialized lending unit are monitored by the Shared National Credit Program ("SNCP"). The SNCP is designed to provide consistent review and classification by bank regulatory agencies of any loan or loan commitment that totals $20 million or more and is shared by three or more supervised institutions. These bank regulatory agencies include the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

At September 30, 2001 and December 31, 2000, the specialized lending unit administered $419.6 million and $439.9 million, respectively, of funded loans against commitments of $612.9 million and $637.9 million. The funded loans represented approximately 6.1% and 6.4% of the total loan portfolio at September 30, 2001 and December 31, 2000, respectively.

A summary of loans administered by the specialized lending unit by type of industry follows:



(In thousands)
                                                                                   PRINCIPAL BALANCES OUTSTANDING AT
                                                                         --------------------------------------------------
INDUSTRY                                                                 SEPTEMBER 30, 2001               DECEMBER 31, 2000
---------------------------------------------------------------------------------------------------------------------------
Manufacturing                                                              $     111,994                   $     128,704
Wireless and wire-line communications                                            107,791                         106,012
Cable                                                                             58,800                          56,163
Collateralized debt obligations                                                   44,280                          45,480
Radio/TV broadcasting                                                             22,421                          33,146
Advertising/Publishing                                                            46,688                          33,067
All other (a)                                                                     27,662                          37,372
---------------------------------------------------------------------------------------------------------------------------
Total                                                                      $     419,636                   $     439,944
---------------------------------------------------------------------------------------------------------------------------

 (a) Includes Service, Leisure and Environmental services

In addition to the loans administered by the specialized lending unit, Webster had $131.1 million of loans that are also monitored by the SNCP against commitments of $221.3 million at September 30, 2001. These loans are located primarily in the Northeast region and are commercial and industrial loans and real estate loans. The loans are managed by the Bank's commercial divisions, whose focus is primarily middle market lending. The SNCP loans are distinguished from the specialized lending unit SNCP loans by being relatively smaller transactions where the Bank, in most cases, has a direct relationship with the borrower.

In March 2001, Webster acquired Center Capital Corporation ("Center Capital"), a Farmington, Connecticut-based equipment financing company. Center Capital finances commercial and industrial equipment including trucks, tractors, trailers, machine tools and other heavy equipment through leasing programs to customers throughout the United States. Through the acquisition, Webster purchased approximately $243.7 million of net lease financing loans. Since the acquisition, Webster has grown this portfolio to $299.2 million, an increase of 22.8%.
                                      19

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


LOAN PORTFOLIO REVIEW AND ALLOWANCE FOR LOAN LOSS METHODOLOGY
-------------------------------------------------------------

Webster devotes significant attention to maintaining asset quality through conservative underwriting standards, active servicing of loans and aggressive management of nonperforming assets. The allowance for loan losses is maintained at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors which, in management's judgment, deserve current recognition in estimating loan losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on Webster's nonaccrual loans, classified loans and watch list loans including an analysis of the collateral for the loans.

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

Webster analyzes the data and estimates its probable losses in the portfolio by calculating formula and specific allowances for loans. The formula allowance is calculated by applying loss factors to the loan pools and certain unused commitments, based on the historic default and loss rates, internal risk ratings, and other risk-based characteristics. Changes in risk ratings, and other risk factors, from period to period for both performing and nonperforming loans affect the calculation of the allowance formula. Loss factors are based on Webster's loss experience, and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Among the items Webster considers when determining probable losses are the following:

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

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

ASSET QUALITY
-------------

NONPERFORMING ASSETS

The aggregate amount of nonperforming assets increased to $60.2 million at September 30, 2001 from $44.3 million at December 31, 2000 and increased as a percentage of total assets to 0.52% at September 30, 2001 from 0.39% at December 31, 2000. Nonaccrual loans increased $13.2 million and foreclosed properties decreased $344,000 during the current year third quarter period and for the nine month period nonaccrual loans increased $16.7 million and foreclosed properties decreased $806,000. The increase in nonaccrual loans from December 31, 2000 to September 30, 2001 is due to the combination of $6.7 million of nonaccrual leases held by Center Capital that was acquired in the current year first quarter period and a $13.7 million increase in nonaccrual commercial and industrial loans, approximately half due to one new nonaccrual credit. The allowance for loan losses at September 30, 2001 was $96.7 million and represented 167.4% of nonaccrual loans and 1.4 % of total gross loans. The following table details nonperforming assets for the periods presented.

                                                                                            SEPTEMBER 30,        DECEMBER 31,
(In thousands)                                                                                  2001               2000
---------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS:
Loans accounted for on a nonaccrual basis:
   Residential                                                                          $       7,745        $      8,842
   Commercial                                                                                  48,533              29,868
   Consumer                                                                                     1,474               2,324
Foreclosed Properties:
   Residential and Consumer                                                                     1,950               2,284
   Commercial                                                                                     539               1,011
---------------------------------------------------------------------------------------------------------------------------
   Total                                                                                $      60,241        $     44,329
---------------------------------------------------------------------------------------------------------------------------

The following table provides a summary of the activity in the allowance for loan losses for the indicated periods:

                                                       FOR THE THREE MONTH PERIODS ENDED,      FOR THE NINE MONTH PERIODS ENDED,
                                                       -------------------------------------------------------------------------
                                                         SEPTEMBER 30,      SEPTEMBER 30,         SEPTEMBER 30,    SEPTEMBER 30,
(In thousands)                                                2001              2000                  2001             2000
--------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                          $    96,135       $    86,199           $    90,809       $    72,658
CHARGE-OFFS:
     Residential                                               (325)             (334)                 (847)           (1,190)
     Commercial                                              (3,404)              (56)               (5,897)           (1,975)
     Consumer                                                  (281)             (674)               (1,106)           (1,921)
--------------------------------------------------------------------------------------------------------------------------------
                                                             (4,010)           (1,064)               (7,850)           (5,086)
RECOVERIES:
     Residential                                                120               120                   301               293
     Commercial                                                 361                76                   969               951
     Consumer                                                    48               386                   173               522
--------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                              (3,481)             (482)               (6,407)           (3,320)

Provisions charged to operations                              4,000             3,200                10,400             8,600
Allowances acquired through purchase transactions                --                --                 1,852            10,979
--------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                $    96,654       $    88,917           $    96,654       $    88,917
--------------------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average loans outstanding
   during the period (annualized)                               .20%              .03%                  .12%              .07%
--------------------------------------------------------------------------------------------------------------------------------

Net charge-offs for the current year three and nine month periods totaled $3.5 million and $6.4 million, increasing $3.0 million and $3.1 million as compared to the previous year periods ended September 30, 2000. The increase in net charge-offs for the current year three month period as compared to the previous year same period is primarily due to

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

commercial loan net charge-offs that increased $3.1 million. This increase primarily involved loans within the specialized lending portfolio. The increase in net charge-offs of $3.1 million when the current year nine month period is compared to the previous year same period is primarily the result of net commercial loan charge-offs of $3.0 million that occurred in the third quarter period. The increase in the allowance for loan losses of $7.7 million when the current year balance is compared to one year earlier is primarily due to the incorporation of a $1.9 million allowance for loan losses related to the Center Capital acquisition, provisions of $13.6 million recorded since September 30, 2000, less net charge-offs. Management believes that the allowance for loan losses at September 30, 2001 is adequate to cover expected losses in the portfolio.

PAST DUE LOANS

The following table sets forth information as to the Bank's loans past due 30-89 days.

                                                                    SEPTEMBER 30, 2001                 DECEMBER 31, 2000
                                                                 -------------------------------------------------------------
                                                                 PRINCIPAL  PERCENT OF LOANS       PRINCIPAL  PERCENT OF LOANS
(Dollars in thousands)                                           BALANCES      OUTSTANDING         BALANCES      OUTSTANDING
------------------------------------------------------------------------------------------------------------------------------
PAST DUE 30-89 DAYS:
   Residential                                               $     16,558         0.24%         $    20,974         0.30%
   Commercial and Industrial                                       10,836         0.16               10,883         0.16
   Commercial Real Estate                                           2,505         0.03               16,101         0.23
   Consumer                                                         5,488         0.08                6,135         0.09
------------------------------------------------------------------------------------------------------------------------------
   Total                                                     $     35,387         0.51%         $    54,093         0.78%
------------------------------------------------------------------------------------------------------------------------------

TROUBLED DEBT RESTRUCTURINGS

At September 30, 2001 and December 31, 2000, the Bank had total accruing troubled debt restructurings of approximately $5.4 million and $5.5 million, respectively. Interest income for the three and nine month periods ended September 30, 2001 under the restructured terms totaled $109,000 and $288,000 as compared to $192,000 and $504,000 that would have been booked under their original terms. Interest income for the three and nine month periods ended September 30, 2000 totaled $111,000 and $343,000 as compared to $195,000 and $594,000 that would have been booked had the loans been under their original terms.

POTENTIAL PROBLEM LOANS

At September 30, 2001, the Bank had $30.3 million of potential problem loans or commitments in its commercial loan portfolio for which management has doubts as to the ability of the borrowers to comply in the future with present repayment terms or commitment conditions. At December 31, 2000, the Bank had $17.3 million of potential problem loans or commitments in its commercial loan portfolio.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK
------------------------------------------

Interest-rate risk is the sensitivity of the market value of Webster's interest-sensitive assets and liabilities and the sensitivity of Webster's earnings to changes in interest rates over short-term and long-term time horizons. The primary goal of interest-rate risk management is to manage risk within limits approved by the Board of Directors. Webster's Asset & Liability Management Committee manages interest-rate risk to maximize net interest income and net market value over time in changing interest-rate environments. Management measures interest-rate risk using simulation analyses with particular emphasis on measuring changes in net market value and net interest income in different rate environments. Market value is measured as the net present value of future cash flows. Simulation analysis incorporates assumptions about balance sheet changes such as asset and liability growth, loan and deposit pricing and changes to the mix of assets and liabilities. Key assumptions relate to the behavior of interest rates and spreads, prepayment speeds and the run-off of deposits. From such simulations, interest-rate risk is quantified and appropriate strategies are formulated and implemented.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
Interest-rate risk simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income or market value. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management's strategies. Management believes that Webster's interest-rate risk position at September 30, 2001, represents a reasonable level of risk.

The following table summarizes the estimated market value of Webster's interest-sensitive assets and interest-sensitive liabilities at September 30, 2001 and December 31, 2000, and the projected change to market values if interest rates instantaneously increase or decrease by 100 basis points.

                                                          BOOK               MARKET          ESTIMATED MARKET VALUE IMPACT
(Dollars in thousands)                                   VALUE                VALUE             -100 BP         +100 BP
---------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2001
------------------

Interest-sensitive Assets:
   Trading                                           $          147      $           147      $          --    $           --
   Non-trading                                           10,428,943           10,579,426            182,957          (266,094)
Interest-sensitive Liabilities                           10,392,583           10,498,754           (270,199)          210,236

   Net Impact                                                                                       (87,242)          (55,858)
   Net Impact as % of interest-sensitive assets                                                        (.82)%           (.53)%

DECEMBER 31, 2000
-----------------

Interest-sensitive Assets:
   Trading                                           $            6      $             6      $          --    $           --
   Non-trading                                           10,111,134           10,166,579            197,377          (232,838)
Interest-sensitive Liabilities                           10,011,353           10,033,507           (175,746)          165,869

   Net Impact                                                                                        21,631           (66,969)
   Net Impact as % of interest-sensitive assets                                                         .21%            (.66)%

---------------------------------------------------------------------------------------------------------------------------

The table above excludes earning assets that are not directly impacted by changes in interest rates. These assets include equity securities of $168.8 million at September 30, 2001 and $175.7 million at December 31, 2000 and nonaccrual loans of $57.8 million at September 30, 2001 and $41.0 million at December 31, 2000. See "Asset Quality" included in Management's Discussion and Analysis of Financial Condition and Results of Operations within this report for further information. Values for mortgage servicing rights have been included in the table above as movements in interest rates affect the valuation of the servicing rights. Equity securities and nonaccrual loans are not included in the above table, however, they are subject to fluctuations in market value based on other criteria. The equity securities at September 30, 2001 and December 31, 2000 included $125.3 million of FHLB stock which is insensitive to interest rate fluctuations.

Interest-sensitive assets, net of interest-sensitive liabilities, when impacted by an instantaneous 100 basis point rate decrease results in a projected decrease in net market value of $87.2 million at September 30, 2001 compared to a projected increase in net market value of $21.6 million at December 31, 2000. These changes in net market value represent 0.82% of interest-sensitive assets at September 30, 2001 and 0.21% of interest-sensitive assets at December 31, 2000. Interest-sensitive assets, net of interest-sensitive liabilities, when impacted by an instantaneous 100 basis point rate increase results in a projected decrease in net market value of $55.9 million at September 30, 2001 compared to a projected decrease in net market value of $67.0 million at December 31, 2000. These changes in net market value represent 0.53% of interest-sensitive assets at September 30, 2001 and 0.66% of interest-sensitive assets at December 31, 2000.

Based on Webster's asset/liability mix at September 30, 2001, simulation analyses project that an instantaneous 100 basis point increase in interest rates would decrease net interest income over the next twelve months by approximately 0.2%. An instantaneous 100 basis point decrease in interest rates would decrease net interest income by approximately 2.8%.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

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

Webster is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $442.0 million at September 30, 2001. In addition, Webster had approximately $2.1 billion of unencumbered securities at September 30, 2001 that, if necessary, could have been used to increase borrowing capacity at the FHLB or to collateralize other borrowings such as repurchase agreements. At September 30, 2001, Webster had FHLB advances outstanding of $2.2 billion compared to $2.4 billion at December 31, 2000.

On January 15, 2001, Webster Preferred Capital Corporation ("WPCC"), a subsidiary of the Bank, redeemed all outstanding shares of its Series A Preferred Stock, which had a redemption value of $40.0 million. WPCC had sufficient cash to redeem the stock without outside funding. WPCC expects sufficient cash flow from mortgage loan payments to replenish its cash.

Webster's main sources of liquidity at the holding company level are dividends from the Bank, investment income and net proceeds from capital offerings and borrowings. The main uses of liquidity are purchases of investment securities, the payment of dividends to common stockholders, repurchases of Webster's common stock, and the payment of interest on borrowings and capital securities. There are certain regulatory restrictions on the payment of dividends by the Bank to Webster. At September 30, 2001, Webster also maintained $100.0 million in available revolving lines of credit with correspondent banks.

As announced on September 14, 2001, Webster has initiated a stock buyback program of up to 2.5 million shares, or approximately 5 percent of Webster's
49.5 million shares of outstanding common stock. Webster plans to purchase these shares in the open market and via unsolicited negotiated transactions, including block purchases, over the next year. During the third quarter of 2001, Webster repurchased a total of 94,120 shares of its common stock. The total cost of the repurchased shares was $2.7 million with an average per share cost of approximately $28.57. The total common stock repurchased for the nine month period ending September 30, 2001 was 136,680 shares at a total cost of $3.9 million with an average per share cost of $28.39.

                  WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

Applicable OTS regulations require the Bank, as a federal savings bank, to satisfy certain minimum capital requirements, including a core capital requirement and risk-based capital requirements. As an OTS regulated savings institution, the Bank is also subject to a minimum tangible capital requirement. At September 30, 2001, the Bank was in full compliance with all applicable capital requirements and exceeded the capital requirements for a "well capitalized" institution as displayed in the table included in the "Financial Condition" section of Management's Discussion and Analysis of Financial Condition and Results of Operations within this Report.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND
2000.

GENERAL

Net income for the three month period ended September 30, 2001, was $35.0 million or $.70 per diluted share compared to $31.6 million or $.64 per diluted share for the same period ended September 30, 2000. Net income for the nine month period ended September 30, 2001 was $96.5 million or $1.94 per diluted share compared to $86.5 million or $1.90 per diluted share for the same period ended September 30, 2000. In general, increased net income for the current year three and nine month periods was the result of higher levels of net interest income and noninterest income that were partially offset by increased noninterest expenses. Included in the net income for the current nine month period are a $2.4 million (net of taxes) expense related to the cumulative effect of a change in the method of accounting (SFAS No. 133 implementation) and an extraordinary expense of $1.2 million which represents costs incurred for the early extinguishment of debt related to borrowings from the Federal Home Loan Bank.

NET INTEREST INCOME

Net interest income for the three and nine month periods ended September 30, 2001, amounted to $93.6 million and $271.7 million, respectively, compared to $85.8 million and $241.1 million for the same periods in 2000. Net interest-rate spread for the three and nine month periods ended September 30, 2001 was 3.43% and 3.34%, respectively, as compared to 3.18% and 3.15% for the same respective periods in the previous year. The increase in net interest income in the current three and nine month periods is due primarily to the declining interest rate environment throughout 2001, as seen in the Federal Reserve's Fed Fund total rate reduction of 350 basis points in 8 steps during the year.

Interest income and interest expense both declined during the three month period ending September 30, 2001 as compared to the same period in the previous year. This decline resulted from the lower interest rate environment in the current year. Interest income and interest expense both rose during the current nine month period as compared to the same period last year. The increase resulted primarily from asset and liability increases through acquisitions completed throughout 2000, which impacted all of 2001 but only a portion of 2000.

INTEREST INCOME

Total interest income for the three and nine month periods ended September 30, 2001 was $188.6 million and $579.6 million respectively, compared to $197.6 million and $542.2 million in the same periods of the previous year. When the three month periods are compared, the yield realized on interest-earning assets decreased by 50 basis points for the current year period primarily due to a lower yield on loans that decreased 73 basis point. The impact of a lower realized yield on interest-earning assets was partially offset by a higher volume of average earnings assets of $333.7 million. When the nine month periods are compared, the volume of average interest-earning assets increased $902.9 million for the current period, however the yield on interest-earning assets decreased by 7 basis points over the same period one year earlier. A higher rate on securities for the current year period of 16 basis points was more than offset by a lower yield realized on loans. The yield on interest-earning assets for the three month periods ended September 30, 2001 and 2000 were 7.06 % and 7.56%, respectively and for the nine month periods ended September 30, 2001 and 2000 were 7.30% and 7.37%, respectively.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

INTEREST EXPENSE

Total interest expense for the three and nine month periods ended September 30, 2001 of $95.0 million and $307.9 million, respectively, compared to $111.8 million and $301.1 million for the same periods one year earlier. The decrease in interest expense for the current year three month period was primarily due to a 75 basis point decrease in the overall cost of interest-bearing liabilities. The cost of deposit and borrowing liabilities decreased 38 and 164 basis points, respectively when compared to the previous year same period. The increase in interest expense for the current year nine month period of $6.9 million was primarily due to an increase in average interest-bearing liabilities of $790.1 million. The overall cost on interest-bearing liabilities for the current year nine month period decreased 26 basis point to 3.96% from the previous year same period. Lower costs on borrowings and deposits partially offset the impact of a higher volume of interest-bearing funds for the period. The rates on interest-bearing liabilities for the three month periods ended September 30, 2001 and 2000 were 3.63% and 4.38%, respectively and for the nine month periods ended September 30, 2001 and 2000 were 3.96% and 4.22%.

The following table shows the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned and paid by Webster.



                                                                          THREE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands)                                              2001                                   2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                FULLY TAX                              FULLY TAX
                                                       AVERAGE                 EQUIVALENT      AVERAGE                EQUIVALENT
                                                       BALANCE     INTEREST       YIELD        BALANCE     INTEREST      YIELD
                                                       -------     --------    ----------      -------     --------   ----------
ASSETS
INTEREST-EARNING ASSETS:
Loans                                            $   6,932,448   $  127,994      7.33%         $ 6,927,869  $  139,867    8.06%
Securities                                           3,742,996       60,883      6.57(a)         3,413,888      57,733    6.58(a)
                                                   -----------     --------      ----          -----------    --------    ----
     TOTAL INTEREST-EARNING ASSETS                  10,675,444      188,877      7.06           10,341,757     197,600    7.56
                                                                   --------                                   --------
Noninterest-earning assets                             878,582                                     889,849
                                                   -----------                                 -----------
     TOTAL ASSETS                                $  11,554,026                                 $11,231,606
                                                   ===========                                 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits                                         $   6,951,678   $   53,627      3.06%         $ 6,977,832  $   60,376    3.44%
Borrowings                                           3,385,331       41,385      4.79            3,180,944      51,414    6.43
                                                   -----------     --------      ----          -----------    --------    ----
     TOTAL INTEREST-BEARING LIABILITIES             10,337,009       95,012      3.63           10,158,776     111,790    4.38
                                                                   --------                                   --------
Noninterest-bearing liabilities                         81,153                                      91,865
                                                   -----------                                 -----------
     TOTAL LIABILITIES                              10,418,162                                  10,250,641

Capital securities and preferred stock of
  subsidiary corporation                               159,577                                     199,577

SHAREHOLDERS' EQUITY                                   976,287                                     781,388
                                                   -----------                                 -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $  11,554,026                                 $11,231,606
                                                   ===========                                 ===========
     LESS: FULLY-TAXABLE EQUIVALENT ADJUSTMENTS                        (314)                                        --
                                                                   ---------                                  --------
NET INTEREST INCOME                                              $   93,551                                 $   85,810
                                                                   ========                                   ========
INTEREST-RATE SPREAD                                                             3.43%                                    3.18%
                                                                                 ====                                     ====
NET YIELD ON AVERAGE INTEREST-EARNING ASSETS                                     3.54%                                    3.30%
                                                                                 ====                                     ====

(a) For purposes of this computation, unrealized gains (losses) are excluded from the average balance calculations.

--------------------------------------------------------------------------------

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands)                                              2001                                   2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                FULLY TAX                                FULLY TAX
                                                     AVERAGE                   EQUIVALENT    AVERAGE                    EQUIVALENT
                                                     BALANCE     INTEREST        YIELD       BALANCE      INTEREST         YIELD
                                                     -------     --------      ----------    -------      --------      ----------
ASSETS
INTEREST-EARNING ASSETS:
Loans                                            $   6,978,408   $  401,330      7.64%      $ 6,406,198   $  377,000      7.85%
Securities                                           3,624,762      179,114      6.62(a)      3,294,119      165,189      6.46(a)
                                                   -----------     --------      ----        ----------     --------      ----
     TOTAL INTEREST-EARNING ASSETS                  10,603,170      580,444      7.30         9,700,317      542,189      7.37
                                                                   --------                                 --------
Noninterest-earning assets                             905,852                                  774,288
                                                   -----------                               ----------
     TOTAL ASSETS                                $  11,509,022                              $10,474,605
                                                   ===========                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits                                         $   6,914,972   $  170,765      3.30%      $ 6,521,504   $  162,445      3.33%
Borrowings                                           3,410,818      137,161      5.31         3,014,174      138,631      6.14
                                                   -----------     --------      ----       -----------     --------      ----
     TOTAL INTEREST-BEARING LIABILITIES             10,325,790      307,926      3.96         9,535,678      301,076      4.22
                                                                   --------                                 -------
Noninterest-bearing liabilities                         84,035                                   76,970
                                                   -----------                              -----------
     TOTAL LIABILITIES                              10,409,825                                9,612,648

Capital securities and preferred stock of
  subsidiary corporation                               161,775                                  199,577

SHAREHOLDERS' EQUITY                                   937,422                                  662,380
                                                   -----------                              -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $  11,509,022                              $10,474,605
                                                   ===========                              ===========
     LESS: FULLY-TAXABLE EQUIVALENT ADJUSTMENTS                        (812)                                      --
                                                                   --------                                 --------
NET INTEREST INCOME                                              $  271,706                               $  241,113
                                                                   ========                                 ========
INTEREST-RATE SPREAD                                                             3.34%                                   3.15%
                                                                                 ====                                    ====
NET YIELD ON AVERAGE INTEREST-EARNING ASSETS                                     3.43%                                   3.27%
                                                                                 ====                                    ====

(a) For purposes of this computation, unrealized gains (losses) are excluded from the average balance calculations.

--------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES

The provision for loan losses was $4.0 million and $10.4 million, respectively, for the three and nine month periods ended September 30, 2001 compared to $3.2 million and $8.6 million for the respective periods in 2000. Management performs a quarterly review of the loan portfolio and based on this review sets the level of provision necessary to maintain an adequate loan loss allowance. Based upon management's quarterly review the provision for the third quarter of 2001 was increased to $4.0 million. Several factors influenced the increase, including the increase in net charge-offs during the quarter ($3.5 million as compared to $2.0 million in the previous quarter), the increase in nonaccrual loans ($57.7 million at September 30, 2001 as compared to $44.6 million at June 30, 2001), an increasing commercial portfolio and the slowing of growth in the general economy. For further information see the "Loan Portfolio Review and Allowance for Loan Loss Methodology" included in the "Lending Activities" section of Management's Discussion and Analysis of Financial Condition and Results of Operations within this Report. At September 30, 2001, the allowance for loan losses totaled $96.7 million and represented 167% of nonaccrual loans as compared to $90.8 million and 221% respectively, at December 31, 2000. At September 30, 2001 and December 31, 2000, the allowance for loan losses represented 1.40% and 1.31% of outstanding loans, respectively.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

NONINTEREST INCOME

Total noninterest income for the three and nine month periods ended September 30, 2001 totaled $40.5 million and $122.1 million, respectively, compared to $33.2 million and $91.4 million for the respective periods in 2000. When the three month periods are compared, increased noninterest income for the current period of $7.3 million is primarily due to an increase of $883,000 in deposit service fees, $3.9 million in financial advisory services and $2.1 million in insurance commissions. When the nine month periods are compared, an increase in noninterest income for the current period of $30.7 million is primarily due to an increase of $6.6 million in deposit service fees, $2.6 million of loan and loan servicing fees, $12.2 million in financial advisory services and $5.5 million in insurance commissions. Other noninterest income for the current and previous year nine month periods includes $1.9 million and $1.1 million, respectively, of bank-owned life insurance benefit payouts. The increase in noninterest fees, service charges and commission income for the current year periods reflects the effect of the purchase acquisitions of Mechanics Savings Bank in June 2000, Duff & Phelps in November 2000, Center Capital in March 2001 and three insurance agencies between the period of January and April 2001.

NONINTEREST EXPENSES

Total noninterest expenses for the three and nine month periods ended September 30, 2001 totaled $77.2 million and $231.7 million respectively, compared to $68.6 million and $194.8 million, respectively, for the same periods in 2000. The increase in noninterest expenses of $8.6 million for the current three month period as compared to the same period in the previous year is primarily due to increases in expenses for compensation and benefits of $4.6 million, intangible amortization of $1.0 million, professional services of $1.2 million and other operating expenses of $1.8 million. When the nine month periods ended September 30, 2001 and 2000 are compared, the increase in noninterest expenses of $37.0 million is primarily due to an increase of compensation and benefits of $16.8 million, intangible amortization of $8.3 million, branch reconfiguration of $3.7 million, occupancy of $1.8 million, furniture and equipment of $2.1 million and other operating expense of $4.9 million. The overall increase in noninterest expenses for the current year periods reflects the effect of the purchase acquisitions of Mechanics Savings Bank in June 2000, Duff & Phelps in November 2000, Center Capital in March 2001 and three insurance agencies between the period of January 2001 and April 2001.

INCOME TAXES

Total income tax expense for the three and nine month periods ended September 30, 2001 was $17.8 million and $51.5 million, respectively, compared to $15.6 million and $42.7 million, respectively, for the same periods in 2000. The tax expense for the nine month period ended September 30, 2001 excludes tax benefits totaling $1.8 million for the tax effect of the extraordinary item and the cumulative effect of change in the method of accounting. The effective tax rates for the three and nine month periods ended September 30, 2001 and 2000 were approximately 34% and 33%, respectively. Tax expense for the current year periods are higher than the corresponding prior year periods primarily due to a higher level of income before taxes. During the first quarter of 1999, Webster formed a Connecticut Passive Investment Company ("PIC"). PICs are exempt from state income taxation in Connecticut, and the dividends paid from a PIC to a related financial service company are also exempt from inclusion in Connecticut taxable income. Webster Bank qualifies as a financial service company under the Connecticut statute. The exemption is effective for tax years beginning on or after January 1, 1999.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

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


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------------

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 22 through 24 under the caption "Asset/Liability Management and Market Risk".

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings
           -----------------
    (a)     Not Applicable


Item 2.    Changes in Securities
           ----------------------

    (a)     Not Applicable


Item 3.    Defaults upon Senior Securities
           -------------------------------

    (a)     Not Applicable


Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

    (a)     Not Applicable


Item 5.    Other Information
           -----------------

    (a)     Not Applicable

Item 6.    Exhibits and Report on Form 8-K
           --------------------------------

    (a)     Exhibits
             Not Applicable


    (b)     Reports on Form 8-K

            Current Report on Form 8-K, filed with the Securities and Exchange Commission ("SEC") on September 14, 2001 (announcing commencement of stock repurchase program).

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

EXHIBIT NO.                   EXHIBIT DESCRIPTION
--------------------------------------------------------------------------------



Exhibits:


           No exhibits for the third quarter period.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WEBSTER FINANCIAL CORPORATION
                                      -----------------------------
                                               Registrant



Date: November 14, 2001                     By: /s/   William J. Healy
-------------------------------           ---------------------------------
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



Exhibits:



           No exhibits for the third quarter period.