Form 10-K
period 2001-12-31
WEBSTER FINANCIAL CORP
filed 2002-03-22
CIK 801337

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2001.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the closing price of the registrant's common stock as of February 28, 2002, the aggregate market value of the voting common stock held by non-affiliates of the registrant is $1,648,130,877. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant have been excluded because such persons may be deemed to be affiliates. This reference to affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

Common Stock (par value $ .01)                   48,882,265 Shares
------------------------------       -------------------------------------------
             Class                   Issued and Outstanding at February 28, 2002

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2002.
================================================================================

                          WEBSTER FINANCIAL CORPORATION
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                     PART I
                                                                                                                    Page

Item 1.    Business                                                                                                    3
             General                                                                                                   3
             Business Combinations                                                                                     3
             Lending Activities                                                                                        5
             Insurance Activities                                                                                     12
             Trust and Investment Services                                                                            12
             Financial Advisory Services                                                                              13
             Investment Activities                                                                                    13
             Sources of Funds                                                                                         13
             Bank Subsidiaries                                                                                        15
             Employees                                                                                                16
             Market Area and Competition                                                                              16
             Regulation                                                                                               16
             Taxation                                                                                                 17

Item 2.    Properties                                                                                                 18
Item 3.    Legal Proceedings                                                                                          19
Item 4.    Submission of Matters to a Vote of Security Holders                                                        19

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                                      19
Item 6.    Selected Financial Data                                                                                    20
Item 7.    Management's Discussion and Analysis of Financial Condition & Results of Operations                        22
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                                 41
Item 8.    Financial Statements and Supplementary Data                                                                41
Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure                       41

                                     PART III

Item 10.   Directors and Executive Officers of the Registrant                                                         41
Item 11.   Executive Compensation                                                                                     41
Item 12.   Security Ownership of Certain Beneficial Owners and Management                                             41
Item 13.   Certain Relationships and Related Transactions                                                             42

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                           42

Exhibit Index                                                                                                         42

Signatures                                                                                                            47

Index to Consolidated Financial Statements and Notes                                                                 F-1


                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL
-------

Webster Financial Corporation ("Webster" or the "Company"), through its subsidiaries, Webster Bank (the "Bank"), Damman Associates, Inc., which has been renamed Webster Insurance, Inc. ("Webster Insurance"), and Webster D&P Holdings, Inc. ("Duff & Phelps"), delivers financial services to individuals, families and businesses primarily in Connecticut and equipment financing and financial advisory services to public and private companies throughout the United States. Webster provides business and consumer banking, mortgage lending, trust and investment services and insurance services through 105 banking and other offices, over 210 ATM's and its Internet website (www.websterbank.com). Webster Bank was founded in 1935 and converted from a federal mutual to a federal stock institution in 1986.

Webster, on a consolidated basis, at December 31, 2001 and 2000 had total assets of $11.9 billion and $11.2 billion, total securities of $4.0 billion and $3.4 billion and net loans receivable of $6.9 billion and $6.8 billion, respectively. At December 31, 2001 and 2000, total deposits were $7.1 billion and $7.0 billion, respectively. At December 31, 2001 and 2000, shareholders' equity was $1.0 billion and $890.4 million, respectively.

At December 31, 2001, the assets of Webster's, Parent Company only, on an unconsolidated basis, consisted primarily of its investments in the Bank, Webster Insurance and Duff & Phelps of $1.2 billion, investment securities of $83.2 million, cash and interest-bearing deposits of $17.1 million, other direct investments of $16.7 million and loans receivable of $3.2 million. Primary sources of income to Webster, on an unconsolidated basis, are dividend payments received from the Bank, interest from and gains on sale of investment securities and income from interest-bearing deposits. Primary expenses are interest expense on borrowings and capital securities and allocated operating expenses. See Notes 18 and 21 of Notes to Consolidated Financial Statements included elsewhere in this report for additional information.

Deposits in the Bank are federally insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a Bank Insurance Fund ("BIF") member institution and at December 31, 2001; approximately 80% of the Bank's deposits were subject to BIF assessment rates and 20% were subject to Savings Association Insurance Fund ("SAIF") assessment rates. See the "Regulation" section under this Item for additional information.

Webster, as a bank holding company, and the Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the "OTS"), as its primary federal regulator. The Bank is also subject to regulation, examination and supervision by the FDIC as to certain matters. Webster's executive offices are located at Webster Plaza, Waterbury, Connecticut 06702. The telephone number is (203) 753-2921.

The Company's principal business lines, including their operating results, are fully discussed in Note 17 of Notes to Consolidated Financial Statements included elsewhere in this report.

BUSINESS COMBINATIONS
---------------------

PURCHASE TRANSACTIONS

The following acquisitions, completed during 2001 and 2000, were accounted for as purchase transactions, and as such, results of operations are included in the Consolidated Financial Statements subsequent to the date of acquisition.

WOLFF ZACKIN & ASSOCIATES AND BENEFIT PLANS DESIGN & ADMINISTRATION

In April 2001, through Webster Insurance, Webster completed its acquisition of Wolff Zackin & Associates Inc. ("Wolff Zackin") and its sister company, Benefits Plans Design & Administration Inc. ("Benefit Plans"). Wolff Zackin is a multiple lines insurance business specializing in personal and corporate life insurance, personal and commercial property and casualty insurance and deferred compensation plans. Benefit Plans provides businesses with pension, profit sharing, individual retirement account ("IRA") and 401(k) investment plans. Benefit Plans also provides group life, disability income, and medical and dental care plans for businesses. The addition of Wolff Zackin provides Webster's customers expanded insurance products and services and the ability to negotiate the best coverage in the marketplace.

CENTER CAPITAL CORPORATION

In March 2001, Webster acquired Center Capital Corporation ("Center Capital"), a privately owned Farmington, Connecticut-based equipment financing company with assets of $260 million. Center Capital finances commercial and industrial equipment including trucks, tractors, trailers, machine tools and other heavy equipment through leasing programs to customers throughout the United States. This acquisition broadened commercial bank product offerings by adding expertise in equipment financing.

MUSANTE REIHL ASSOCIATES

In January 2001, through Webster Insurance, Webster acquired Musante Reihl Associates ("Musante"), a privately owned Cheshire, Connecticut-based insurance agency. Musante specializes in group benefits, long-term care and life insurance products. This acquisition further increased Webster's ability to offer quality insurance products in the Connecticut marketplace.

DUFF & PHELPS ACQUISITION, LLC

In November 2000, Webster, through its newly formed company, Duff & Phelps, acquired a 65% interest in Duff & Phelps, LLC, a privately owned company with offices in Chicago, New York, Los Angeles, and Seattle. Duff & Phelps provides expertise in middle-market mergers and acquisitions, private placements, fairness opinions, valuations, ESOP and ERISA advisory services, and special financial advisory services. Through Duff & Phelps, Webster has added another fee-based revenue source, which further accelerates progress toward the strategic objective of broadening commercial bank product offerings and increasing revenue from fee-based services.

FLEETBOSTON BRANCH ACQUISITION

In August 2000, Webster purchased four Connecticut branches from FleetBoston Financial Corporation that were divested as the result of the Fleet-BankBoston merger. The branches had approximately $138 million in deposit balances at the time of closing and were located in Brookfield, Guilford, Meriden and Thomaston. The transaction included the assumption of deposits and purchase of loans to individual and small business customers associated with these branches. This transaction strengthened and extended the Bank's retail franchise.

MECH FINANCIAL, INC.

In June 2000, Webster acquired MECH Financial, Inc. ("Mechanics"), the holding company for Mechanics Savings Bank, in a non-taxable, stock-for-stock exchange. Mechanics Savings Bank was a state-chartered, Hartford-based savings bank with $1.1 billion in assets and 16 branch offices in Connecticut's capitol region. Based on the terms of the agreement, Mechanics shareholders received 1.52 shares of Webster common stock for each share of Mechanics common stock. The acquisition strengthened Webster's deposit market share in Hartford County, where Webster already ranked second in deposit market share.

CHASE MANHATTAN BRANCH

In May 2000, Webster purchased six Connecticut branches from The Chase Manhattan Bank, located in Cheshire, Middlebury, North Haven, Waterbury (2) and Watertown with approximately $135 million in deposit balances at time of closing. The transaction included the assumption of consumer and small business deposits and the purchase of loans, and brokerage and custody accounts associated with these branches. This transaction strengthened and extended the Bank's retail franchise.

LOUIS LEVINE AGENCY, INC. AND FOLLIS, WYLIE, INC.

During 2000, Webster expanded its insurance operation, by purchasing the Louis Levine Agency, Inc. ("Levine") and Follis Wylie & Lane, Inc. ("Follis"). Webster entered the insurance agency business in 1998. In April 2000, Webster, through its wholly-owned insurance subsidiary Webster Insurance, acquired Follis, a privately owned Hamden, Connecticut-based insurance agency. Follis offers a full range of insurance services, including property and casualty, life and health. In February 2000, through Webster Insurance, Webster acquired Levine, a privately owned Waterford and Norwich, Connecticut-based insurance agency. Founded in 1928, Levine includes three entities: Louis Levine Agency, Inc., Levine Financial Services, Inc. and Retirement Planning Associates, Inc.

LENDING ACTIVITIES
------------------

GENERAL

Webster, through its consolidated Bank subsidiary, originates various types of residential, commercial and consumer loans. Total gross loans receivable were $7.0 billion and $6.9 billion at December 31, 2001 and 2000, respectively. The Bank offers commercial and residential permanent and construction mortgage loans, commercial and industrial loans, lease financing and various types of consumer loans including home equity lines of credit, home equity loans and other types of small business and consumer loans. At December 31, 2001 and 2000, residential loans represented 51% and 61% of Webster's loan portfolio net of fees and costs, respectively.

RESIDENTIAL MORTGAGE LOANS AND MORTGAGE BANKING ACTIVITY

Webster is dedicated to providing a full array of residential mortgage loan products that meet the financial needs of its customers. While its primary lending markets are Connecticut and the Northeastern United States, Webster's lending markets now include all states except Alaska and Hawaii. Webster offers its customers a full range of products including conventional conforming and jumbo fixed rate loans, conforming and jumbo adjustable rate loans, Federal Housing Authority ("FHA"), Veterans Administration ("VA") and state agency mortgage loans through Connecticut Housing Finance Authority ("CHFA"). Various programs are offered to support Webster's Community Reinvestment Act goals at the state level. Types of properties consist of one-to-four family residences, owner and non-owner occupied, second homes, construction permanent and improved single family building lots. Additionally, Webster provides certain customers with an option to modify their existing loan in order to enhance portfolio retention strategies. Webster's distribution channels for these loans include its network of branches referrals, loan officers, call center, as well as third party licensed mortgage brokers in targeted areas of the United States. In 2001, Webster originated $1.3 billion in total residential mortgages compared to $589 million in 2000.

The Bank originates both fixed rate and adjustable rate residential mortgage loans. At December 31, 2001, approximately $1.7 billion or 49% of Webster's total residential mortgage loans were adjustable rate loans. Webster offers adjustable rate mortgage loans at initial interest rates discounted from the fully-indexed rate. Adjustable rate loans originated during 2001 and 2000, when fully-indexed, will be 2.75% above the constant maturity one-year U.S. Treasury yield index. At December 31, 2001, approximately $1.8 billion or 51% of Webster's total residential mortgage loans had a fixed rate. Webster sells residential mortgage loans in the secondary market in a manner consistent with its asset/liability management objectives. At December 31, 2001, Webster had $143.9 million of residential mortgage loans held for sale.

The volume of residential mortgage loans varies with interest rate fluctuations and customer preferences. Residential mortgage volume increased in 2001 compared to 2000 due to the declining interest rate environment creating an increase in refinance activity. Webster's current strategy is to sell most newly originated conforming (loans with balances less than or equal to established Fannie Mae and Freddie Mac limits) fixed and adjustable rate residential mortgage loans and to retain most jumbo loans for its own portfolio. At December 31, 2001, approximately 93% of the residential mortgage portfolio was secured by properties located in Connecticut. During 2001, the demand for fixed rate mortgages exceeded the demand for adjustable rate mortgage ("ARM") loans, including loans with a fixed rate for three or five years. Predominately all of these loans were or will be sold in the secondary market.

At December 31, 2001, Webster had $6.6 million of mortgage servicing rights, included in other assets, which had a market value of approximately $11.4 million. These servicing rights, comprised of individual pools of loans, are carried at the lower of cost or market determined on an individual pool basis. The pools are tested for impairment quarterly with any adjustment included in noninterest income. Webster services approximately $1.2 billion of residential mortgage loans for others.

Wholesale Lending
-----------------

Webster continued its focus on its wholesale lending throughout 2001, generating $518 million in residential one-to-four family loan originations. The majority of these loans were originated throughout the Northeast with approved licensed mortgage brokers. The loans were underwritten, closed and funded by the Bank, and the majority were subsequently sold into the secondary market as mortgage-backed securities guaranteed by Fannie Mae or Freddie Mac. Due to the competitive product and pricing needs of the wholesale lending program, Webster Bank also became an approved Ginnie Mae issuer of mortgage-backed securities whereby the collateral is HUD-approved FHA/VA loans.

As part of its expansion program, Webster has recruited a proven management team, with significant prior experience in national wholesale lending and operations. The Bank opened three regional wholesale offices in Atlanta, Phoenix and Chicago in January 2002. These additional offices are intended to enable the Bank to continue the efficient expansion of its wholesale product platform, and in addition to first mortgages, these new offices will also offer consumer lending products and, potentially, insurance products outside of its current market. Also, the wholesale lending unit has the ability to originate adjustable rate residential loans to augment portfolio balances and provide geographic diversification. In January 2002, wholesale lending began offering home equity loans through its broker network and regional offices.

The increased residential loan activity from the wholesale initiative enabled Webster to negotiate more favorable pricing terms from its investors, which enhanced Webster's retail pricing in its core market. With this expansion, management anticipates wholesale lending and mortgage banking volume to increase during 2002, provided the interest rate environment remains favorable. This activity allows Webster to generate fee income without balance sheet expansion.

COMMERCIAL LOANS

Middle Market
-------------

The Middle Market division provides financial services to a diversified group of companies with revenues in the $10 million to $250 million range, primarily privately held and located within the State of Connecticut. Due to the recessionary environment in 2001, loans outstanding at December 31, 2001 declined to $492 million from $563 million at the prior year end. Despite this decline, we experienced another year of growth in our customer base as total borrowing relationships rose to 320 from 300 the prior year. Typical loan facilities include lines of credit for working capital, term loans to finance purchases of equipment and commercial real estate loans for owner occupied buildings. Unit and relationship managers within the Middle Market Division are among the most experienced in the region, averaging over 20 years in the Connecticut market.

In an effort to offer the broadest range of resources to our customer base, value is added by facilitating access to other specialists within the Bank. These include Webster Financial Advisors, Center Capital, Webster Insurance and a team of cash management professionals offering customized solutions and competitive products. Investment banking services are provided in close collaboration with Duff & Phelps, a subsidiary of Webster.

Specialized Lending
-------------------

The Bank, as part of its strategy to expand its commercial loan portfolio, supports a specialized lending unit which invests primarily in syndicated credits. This lending unit's objective is to obtain geographic and industry diversification within the overall commercial loan portfolio by participating in the syndicated lending market. In addition to internal oversight, loans administered by the specialized lending unit are primarily reviewed by the Shared National Credit Program ("SNCP"). The SNCP is designed to provide consistent review and classification by bank regulatory agencies of any loan or loan commitment that totals $20 million or more and is shared by three or more supervised institutions. These bank regulatory agencies include the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

At December 31, 2001 and 2000, the specialized lending unit administered $410.3 million and $439.9 million of funded loans against commitments of $620.1 million and $637.9 million, respectively. The funded loans represented approximately 5.9% and 6.4% of gross loans at December 31, 2001 and 2000, respectively.

A summary of loans, by industry, administered by the specialized lending unit follows:

(In thousands)
                                 Principal Balances Outstanding at December 31,
                            ---------------------------------------------------
INDUSTRY                                     2001            2000
-------------------------------------------------------------------------------
Manufacturing                            $ 105,171         128,704
Cable                                       58,364          56,163
Wireless Communications                     58,246          71,706
Advertising and Publishing                  46,171          33,067
Other Telecom(a)                            35,858          23,831
Radio and TV broadcasting                   21,161          33,146
Competitive local exchange carrier          16,275          10,475
All other                                   22,669          37,372
-------------------------------------------------------------------------------
  Direct loans                             363,915         394,464
Collateralized debt obligations             46,380          45,480
-------------------------------------------------------------------------------
   Total                                 $ 410,295         439,944
-------------------------------------------------------------------------------

(a) Includes towers and integrated communication providers.

Syndicated credits by nature of their leveraged or highly leveraged structures tend to be more susceptible to default in periods of economic downturn. In underwriting these credits, the Bank carefully evaluates the various risks inherent in this form of lending. Webster Bank has a highly qualified team of lenders averaging twenty years of syndicated lending experience in the banking and insurance investment industries administering these credits. This level of experience allows the Bank to identify and control risks associated with lending in this market. The unit's well-defined underwriting standards have resulted in the credit quality of the portfolio significantly outperforming the loans monitored by the Shared National Credit Program. At December 31, 2001, approximately 92% of the portfolio carried a credit rating or shadow rating of B or better from one of the leading rating agencies. The remaining 8% is comprised of six loans totaling $31.5 million of which: two loans totaling $7.5 million that are pass rated under the loan classification system and accruing; two loans totaling $15.1 million that are substandard and accruing and two loans totaling $8.9 million are classified substandard or doubtful and are nonaccruing. At December 31, 2001, these two loans in nonperforming status totaled $8.9 million, compared with one loan totaling $5.2 million a year earlier.

In addition to the loans administered by the specialized lending unit, the Bank had $148.2 million of loans that are also monitored by the SNCP against commitments of $214.0 million at December 31, 2001. These loans are located primarily in the Northeast region and are funded through the Bank's Middle Market and CRE divisions. These SNCP loans are distinguished from the specialized lending unit SNCP loans by being relatively smaller transactions exhibiting lower leverage profiles where the Bank in most cases, has a direct relationship with the borrower.

Small Business Banking
----------------------

Small Business Banking ("SBB") is dedicated to providing a full array of loan and deposit products that meet the core financial needs of Connecticut-based small businesses and their owners. Webster's SBB target market is businesses with annual revenues of up to $10 million and borrowing needs of up to $2 million. This market represents a significant percentage of commercial businesses in Connecticut and Webster currently has a 12-15% market share. SBB uses the Bank's branch network as well as geographically focused business development officers to fully service its existing customer base and call on potential new customers. In addition to personal customer contact, SBB continues to use a variety of direct mail and telemarketing programs to increase market penetration. SBB also plays a major role in supporting the Bank's Community Reinvestment Act goals by providing credit facilities to numerous local not-for-profit organizations. By utilizing the Fair Isaac credit-scoring model to assist in loan approvals up to $250,000 and offering a $50,000 same-day line of credit approval program, SBB has been able to remain competitive with other local financial institutions. SBB also serves as an excellent referral source for other Bank products including cash management, insurance, international products and investments.

As Webster is a Small Business Administration ("SBA") preferred lender, Webster is authorized to offer all SBA loan guaranty products and is also active in several loan programs provided through the Connecticut Development Authority. The SBB administered a portfolio of approximately $333 million at December 31, 2001, a 4% decrease from the prior year end. Included in SBB's portfolio are $144.6 million of commercial loans and $188.4 million of commercial real estate loans. Webster is the leading bank in Connecticut for providing loans of $1 million and under to small businesses in the state.

An objective of the SBB's strategic plan is to also focus on deposit growth as part of the overall customer relationship. For the year ending December 31, 2001, total small business deposit balances increased 10% to $729 million from $662 million at December 31 of the prior year.

Lease Financing
---------------

Center Capital, a lease financing subsidiary of the Bank that was acquired in March 2001, transacts business with end-users of equipment, either by soliciting this business on a direct basis or through referrals from various equipment manufacturers, dealers and distributors with whom they have relationships. Center Capital has grown its portfolio since March 2001 from $243.7 million to $320.7 million at December 31, 2001, an increase of 32%.

Center Capital markets its products nationally through a network of dedicated leasing sales executives who are grouped by customer type (e.g.; Environmental Equipment Financing Division) or collateral-specific business initiatives (e.g.; Machine Tool Equipment Financing Division). During 2001, financing initiatives encompassed three distinct industry/equipment niches, each operating as a division within Center Capital; Machine Tool Equipment Financing; Construction and Transportation Equipment Financing and Environmental Equipment Financing. A fourth division, Professional Practices Lending, was added during the first quarter of 2002.

Within each Division, Center Capital seeks to finance equipment which retains good value throughout the term of the underlying lease or loan. In many instances, financing terms cover only half of the financed equipment's useful life. As such, and in the exceptional instances where Center Capital is forced to repossess its collateral, the equipment is likely to have value equal to or in excess of the specific transaction's remaining balance. At December 31, 2001, it had nonperforming loans to numerous borrowers totaling $7.3 million.

International Loans
-------------------

The primary purpose of the International Banking line of business is to assist our domestic clients involved in international trade by providing a full range of international banking services, including commercial letters of credit, stand-by letters of credit, international payments in both domestic and foreign currency, foreign exchange, international collections and international check clearing. Some of these services carry credit risk and any exposure under the above services must be approved in compliance with domestic underwriting standards. Additionally the Bank, through its international department, participates in programs offered by the U.S. Export-Import Bank, a government agency that provides loan guarantees to banks, which finance eligible U.S. export sales or exporters.

COMMERCIAL REAL ESTATE LOANS

The Bank's Commercial Real Estate ("CRE") group provides variable rate and fixed rate financing alternatives for borrowers whose purpose is that of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan or the primary repayment source is from income produced by the property and its tenants. The loans meet the Bank's underwriting requirements and are diversified by property type and geographic location. The CRE group consists of a small team of professionals with a high level of expertise and experience. The majority have more that 15 years of national lending experience with major banks or insurance companies. They have significant experience with both permanent and construction lending.

In recent years, the Bank has cultivated construction financing relationships with quality regional and national developers, both directly and through loan participations with selected banks outside its primary market, as it looks to diversify its portfolio by geographic location. The Bank controls risk by utilizing personnel familiar with the demographics of the area during its credit review process. As a result, the Bank is able to obtain its desired geographical diversification, while maintaining a knowledge of the specific areas when making its credit decisions. At December 31, 2001, outstanding commercial real estate loans, totaled $975.0 million compared to $857.0 million as of December 31, 2000.

The CRE group also makes construction loans, including loans to residential developers. These loans provide financing for the purpose of acquiring, developing and constructing properties. Included in the total CRE loans were commercial construction loans of $82.8 million and $72.2 million at December 31, 2001 and 2000, respectively.

Typically, the Bank lends against Class A or B, investment quality real estate; including office, retail, industrial and apartments. Webster provides construction, construction mini-perm and permanent loans from $2 million to $15 million. Loan to value and loan to cost are generally 75% and 80%, respectively.

A breakdown of the CRE loan portfolio by property type is as follows:

                                              At December 31, 2001
                           -----------------------------------------------------
PROPERTY TYPE                       Amount                          Percent
--------------------------------------------------------------------------------
Office                           $ 197,920                            20.3%
Industrial                         194,020                            19.9
Retail                              92,624                             9.5
Multi-family                        80,923                             8.3
Mixed-use                           68,248                             7.0
Healthcare                          61,423                             6.3
Residential Development             50,699                             5.2
Other                              229,119                            23.5
--------------------------------------------------------------------------------
   Total                         $ 974,976                           100.0%
--------------------------------------------------------------------------------

CONSUMER LOANS

Webster Bank is dedicated to providing a convenient and competitive selection of consumer loan products to its customers. The Bank concentrates on providing its customers a range of products including home equity loans and equity lines of credit as well as second mortgages and direct installment lending programs. The Bank does not have credit card loans in its consumer loan portfolio. The distribution channels consist of its network of branches, loan officers, call center, as well as third party licensed mortgage brokers operating in contiguous states. In January 2002, Webster's wholesale lending program began offering home equity loans, through its broker network in regional offices located in Phoenix, Atlanta and Chicago. Additionally, Webster periodically offers consumer products through direct mail programs. The Bank also provides the convenience of the Internet for equity loan applications that are available in most states. Credit exposure to any single borrower is limited by utilizing the Fair Isaac scoring model, an industry-accepted credit scoring system, to assess risk.

Consumer loan volume increased significantly in 2001 and, at December 31, loans totaled $1.1 billion and represented 15.9 % of the loan portfolio, compared to $699 million or 10.3%, a year earlier. This growth is attributable to the popularity of the Bank's home equity programs and the expansion of lending into contiguous states through a network of brokers.

The Bank's consumer loan products consist of:
   o        Home Equity Lines of Credit
   o        Home Equity Loans
   o        Second Mortgage Loans
   o        Installment Loans
   o        Automobiles Loans
   o        Loans Secured by Deposit Accounts



The following table sets forth the contractual maturity and interest-rate sensitivity of residential and commercial construction mortgage loans and commercial loans at December 31, 2001.

                                                           CONTRACTUAL MATURITY
                                -------------------------------------------------------------------
                                      One Year        More than One       More Than
(In thousands)                         or Less        to Five Years      Five Years         Total
---------------------------------------------------------------------------------------------------
Contractual Maturity
   Construction loans:
      Residential mortgage           $ 217,783                --                --          217,783
      Commercial mortgage               23,176            44,295            16,051           83,522
   Commercial loans                    198,367           677,124           491,265        1,366,756
---------------------------------------------------------------------------------------------------
      Total                          $ 439,326           721,419           507,316        1,668,061
---------------------------------------------------------------------------------------------------
Interest-Rate Sensitivity
   Fixed rate                        $ 235,657           271,092           168,878          675,627
   Variable rate                       203,669           450,327           338,438          992,434
---------------------------------------------------------------------------------------------------
      Total                          $ 439,326           721,419           507,316        1,668,061
---------------------------------------------------------------------------------------------------

The following table sets forth the composition of the Bank's loan portfolio in amounts and percentages at the dates shown.

                                                                         At December 31,

                                                       2001                      2000                     1999
                                -------------------------------------------------------------------------------------
(Dollars in thousands)                        Amount          %          Amount        %          Amount         %
---------------------------------------------------------------------------------------------------------------------
Residential mortgage loans:
   1-4 family units                       $ 3,058,662      44.52%    $ 3,760,792     55.15%    $ 3,537,038     58.73%
   Loans held for sale                        143,918       2.10          17,730      0.26           7,022      0.12
   Construction                               223,583       3.26         302,776      4.44         302,310      5.02
   Multi-family units                         104,038       1.51          65,482      0.96          52,573      0.87
---------------------------------------------------------------------------------------------------------------------
Total                                       3,530,201      51.39       4,146,780     60.81       3,898,943     64.74
---------------------------------------------------------------------------------------------------------------------
Commercial loans:
   Commercial non-mortgage                  1,046,874      15.24       1,207,398     17.70         915,035     15.19
   Lease financing                            320,704       4.67              --        --              --        --
---------------------------------------------------------------------------------------------------------------------
Total                                       1,367,578      19.91       1,207,398     17.70         915,035     15.19
---------------------------------------------------------------------------------------------------------------------
Commercial real estate:
   Commercial real estate                     892,145      12.99         784,817     11.51         695,520     11.55
   Commercial construction                     82,831       1.20          72,216      1.06          45,648      0.76
---------------------------------------------------------------------------------------------------------------------
Total                                         974,976      14.19         857,033     12.57         741,168     12.31
---------------------------------------------------------------------------------------------------------------------
Consumer loans:
   Home equity credit loans                 1,038,350      15.11         609,293      8.94         492,684      8.18
   Other consumer                              56,113        .82          89,514      1.31          47,064      0.79
---------------------------------------------------------------------------------------------------------------------
Total                                       1,094,463      15.93         698,807     10.25         539,748      8.97
---------------------------------------------------------------------------------------------------------------------
   Loans receivable (a)                     6,967,218     101.42       6,910,018    101.33       6,094,894    101.21
Less: allowance for loan losses               (97,307)     (1.42)        (90,809)    (1.33)        (72,658)    (1.21)
---------------------------------------------------------------------------------------------------------------------
   Loans receivable, net                  $ 6,869,911     100.00%    $ 6,819,209    100.00%    $ 6,022,236    100.00%
---------------------------------------------------------------------------------------------------------------------
                                                              At December 31,

                                                      1998                      1997
                                ----------------------------------------------------------
(Dollars in thousands)                       Amount          %          Amount         %
------------------------------------------------------------------------------------------
Residential mortgage loans:
   1-4 family units                       $ 3,669,804      66.64%    $ 3,896,709     70.53%
   Loans held for sale                          9,409       0.17           3,515      0.07
   Construction                               200,417       3.64         117,619      2.13
   Multi-family units                             689       0.01          16,736      0.30
------------------------------------------------------------------------------------------
Total                                       3,880,319      70.46       4,034,579     73.03
------------------------------------------------------------------------------------------
Commercial loans:
   Commercial non-mortgage                    548,734       9.96         369,658      6.69
   Lease financing                                 --         --              --        --
------------------------------------------------------------------------------------------
Total                                         548,734       9.96         369,658      6.69
------------------------------------------------------------------------------------------
Commercial real estate:
   Commercial real estate                     548,487       9.96         530,080      9.59
   Commercial construction                     67,717       1.23          58,888      1.07
------------------------------------------------------------------------------------------
Total                                         616,204      11.19         588,968     10.66
------------------------------------------------------------------------------------------
Consumer loans:
   Home equity credit loans                   458,981       8.33         494,537      8.95
   Other consumer                              68,081       1.24         108,775      1.97
------------------------------------------------------------------------------------------
Total                                         527,062       9.57         603,312     10.92
------------------------------------------------------------------------------------------
   Loans receivable (a)                     5,572,319     101.18       5,596,517    101.30
Less: allowance for loan losses               (65,201)     (1.18)        (71,599)    (1.30)
------------------------------------------------------------------------------------------
   Loans receivable, net                  $ 5,507,118     100.00%    $ 5,524,918    100.00%
------------------------------------------------------------------------------------------


(a)  Net of deferred costs and discounts.

INSURANCE SERVICES
------------------

Webster Bank, through its wholly-owned subsidiary, Webster Insurance, offers a full range of insurance plans to both individuals and businesses. Webster Insurance is a regional insurance brokerage agency with three operating divisions: individual and family insurance, financial services, and business and professional insurance. Insurance products and services include: commercial and personal property and casualty insurance; life, health, disability and long-term care insurance for individuals and businesses; annuities and investment products; risk management services and pension and 401(k) plan administration. Webster Insurance is the largest independent insurance agency based in Connecticut generating $21.8 million of insurance commissions in 2001. Webster Insurance is headquartered in Wallingford and has offices in several Connecticut communities, including Wesport, Waterford and Vernon. Revenues for the year 2001 were $22.0 million, an increase of $7.4 million, or 51.5%, over the prior year. The increase was largely due to purchase transactions in 2000 and 2001.

TRUST AND INVESTMENT SERVICES
-----------------------------

The Bank offers trust and investment services through its wholly-owned subsidiaries Webster Trust Company, N.A. ("Webster Trust") and Webster Investment Services, Inc. ("WIS"). For the year ended 2001, revenue from both subsidiaries was $18.3 million, compared to $18.2 million in 2000.

Webster Trust provides asset management and a comprehensive range of trust, custody, estate and administrative services to high-net-worth individuals, small to medium size companies and not-for-profit organizations (endowments and foundations). At December 31, 2001 and 2000, there were approximately $1.1 billion and $1.0 billion of trust assets held and $796.3 million and $706.0 million of assets under management, respectively. These assets are not included in the Consolidated Financial Statements, since the Bank does not own them.

During 2000, Webster Financial Advisors ("WFA") was established to provide consumers with a team of professionals who offer a full range of financial services for high-net-worth individuals and institutions. WFA offers clients a comprehensive package of products to meet all their financial needs. Services include investment management, trust and estate planning, retirement wealth management, tax planning and sophisticated credit and banking solutions. WFA also offers institutional services to Connecticut businesses and not-for-profit organizations.

WFA delivers custom tailored and highly sophisticated services through professionals who live and work in Connecticut and who are readily available for in-person consultations. In addition, WFA has the expertise that business clients and not-for-profit organizations require for addressing their retirement plans, foundation and endowment needs. WFA is based in Waterbury and has offices in several Connecticut communities, including Hartford, New Haven and Westport.

Revenues for Webster Trust and WFA for the year 2001 were $6.0 million, an increase of $1.3 million, or 30.1%, over the prior year.

Through WIS, the Bank offers securities services including brokerage and investment advice and is a registered investment advisor ("RIA"). WIS has over 100 registered representatives offering customers an expansive array of investment products including stocks and bonds, mutual funds, managed accounts and annuities. In 2001, $310 million of such products were sold.

Prior to June 24, 1999, WIS offered brokerage services through an independent third party. On June 24, 1999, WIS registered with the Securities and Exchange Commission as a broker-dealer and became a member of the National Association of Securities Dealers, Inc. WIS's customer transactions are cleared through a third party broker-dealer on a fully disclosed basis. Accordingly, WIS does not carry customer accounts and is exempt from SEC Rule 15c3-3 pursuant to provision k(2)(ii) of such rule.

In June 2000, Webster Financial Corporation acquired MECH Financial, Inc. ("MECH") and it's wholly-owned subsidiary, Mechanics Savings Bank ("Mechanics") in a transaction that was accounted for as a purchase business combination. Mechanics Investment Services, Inc. ("MIS"), a subsidiary of Mechanics that was registered as a broker-dealer and a RIA, was merged into WIS on June 23, 2000, the effective date of the acquisition of MECH. Investment services revenue for the year 2001 were $12.3 million compared to $13.5 million the prior year. The decrease reflects the general decline in retail investor activity marketwide.

FINANCIAL ADVISORY SERVICES
---------------------------

In November 2000, Webster, through it's newly formed subsidiary Webster D&P Holdings, Inc., acquired a 65% interest in Duff & Phelps, LLC, a privately owned company which now has offices in Chicago, New York, Los Angeles, and Seattle. Duff & Phelps provides expertise in middle-market mergers and acquisitions, private placements, fairness opinions, valuations, ESOP and ERISA advisory services and special financial advisory services to public and private companies located primarily throughout the United States. The acquisition further accelerates Webster's progress toward the strategic objective of broadening its product offerings and increasing revenue from fee-based services. Total revenues for the year 2001 were $15.6 million. Total revenues for 2000 were $1.3 million, reflecting the November 2000 purchase.

INVESTMENT ACTIVITIES
---------------------

Webster Bank may acquire, hold and transact various types of investment securities in accordance with applicable federal regulations, state statutes and within the guidelines of its internal investment policy. The type of investments that the Bank may invest in include: interest-bearing deposits of federally insured banks, federal funds, U.S. government treasuries and agencies including agency mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMOs"), private issue MBS and CMOs, municipal securities, corporate debt, commercial paper, banker's acceptances, structured notes, trust preferred securities, mutual funds and equity securities subject to restrictions applicable to federally chartered institutions. Webster's asset/liability management objectives also influence investment activities at both the Parent Company and Bank. The Bank is required to maintain liquid assets at regulatory minimum levels, which vary from time to time. The Bank uses various investments as permitted by regulation for meeting its liquidity requirements.

Webster, directly or through the Bank, maintains an investment portfolio that is primarily structured to provide a source of liquidity for operating demands, generate interest income and to provide a means to balance interest-rate sensitivity. The investment portfolio is classified into three major categories consisting of: available for sale, held to maturity and trading securities. On January 1, 2001, as permitted by the provisions of SFAS No. 133, Webster reclassified all held to maturity securities to available for sale securities. At December 31, 2001, the combined investment portfolios of Webster and the Bank totaled $4.0 billion, with $3.9 billion and $83.2 million held by the Bank and Parent Company, respectively. At December 31, 2001 and 2000, the Bank's portfolio consisted primarily of mortgage-backed securities. At December 31, 2000, the combined investment portfolios of the Bank and Parent Company totaled $3.4 billion, with $3.3 billion and $95.0 million held by the Bank and Parent Company, respectively. At December 31, 2001 and 2000, the Parent Company's portfolio was classified as available for sale and consisted primarily of equity, mutual funds and corporate trust preferred securities. See Note 3 of Notes to Consolidated Financial Statements contained elsewhere within this report for security maturity data, as well as other additional information.

The Bank has the ability to use interest-rate financial instruments within internal policy guidelines to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 10 of Notes to Consolidated Financial Statements contained elsewhere within this report.

The securities portfolios of Webster and the Bank are managed by the Bank's Treasury Group in accordance with regulatory guidelines and established internal corporate investment policies. These policies and guidelines include limitations on aspects such as investment grade/ratings, concentrations and investment type to help manage risk associated with investing in securities.

SOURCES OF FUNDS
----------------

Deposits, loan and mortgage-backed security repayments, securities sales proceeds and maturities, borrowings and earnings are the primary sources of the Bank's funds available for use in its lending and investment activities and in meeting its operational needs. While scheduled loan repayments and securities payments are a relatively stable source of funds, deposit flows and loan and investment security prepayments are influenced by prevailing interest rates and local economic conditions. The Bank's borrowings primarily include Federal Home Loan Bank ("FHLB") advances and repurchase agreement borrowings. See Notes 8 and 9 of Notes to Consolidated Financial Statements contained elsewhere within this report.

The Bank attempts to control the flow of funds in its deposit accounts according to its need for funds and the cost of alternative sources of funds. A Retail Pricing Committee meets regularly to determine pricing and marketing initiative. Webster influences the flow of funds primarily by the pricing of deposits, which is affected to a large extent by competitive factors in its market area and asset/liability management strategies.

The main sources of liquidity at the Parent Company level are dividends from the Bank, interest and dividends on securities and net proceeds from borrowings and capital offerings. The main outflows of funds are dividend payments to common shareholders and interest expense on capital securities, senior notes and other borrowings.

DEPOSIT ACTIVITIES

The Bank has developed a variety of innovative deposit programs designed to meet depositors needs and attract both short-term and long-term deposits from the general public. The Bank's checking account programs offer a full line of accounts with varying features that include noninterest-bearing and interest-bearing account types. The Bank's savings account programs include statement and passbook accounts, money market savings accounts, club accounts and certificate of deposit accounts that offer short and long-term maturity options. The Bank offers IRA savings and certificate of deposit accounts that earn its deposit customers interest on a tax-deferred basis. The Bank also offers special rollover IRA accounts for individuals who have received lump-sum distributions. The Bank's checking and savings deposit accounts have several features that include: ATM Card and Check Card use, direct deposit, combined statements, 24-hour automated telephone banking services, bank by mail services and overdraft protection. Deposit customers can access their accounts in a variety of ways including ATMs, Web banking, telephone banking or by visiting a nearby branch.

The Bank receives retail and commercial deposits through its main office and 104 other full-service banking offices in Connecticut. The Bank relies primarily on competitive pricing policies and effective advertising to attract and retain deposits while emphasizing the objectives of quality customer service and customer convenience. The WebsterOne account is a banking relationship that affords customers the opportunity to minimize fees, receive free checks, earn premium rates on savings and simplify their bookkeeping with one combined account statement that links account balances. The Bank's Check Card can be used at over eighteen million Visa merchants worldwide to pay for purchases with money in a linked checking account. The Check Card also serves as an ATM Card for receiving cash, for processing deposits and transfers and obtaining account balances 24 hours a day.

Customer services also include over 210 ATM facilities that use state-of-the-art technology with membership in NYCE and PLUS networks and provide 24-hour access to linked accounts. The Internet banking service allows, among other things, customers the ability to transfer money between accounts, review statements, check balances and pay bills through the use of a personal computer. The telephone banking service provides automated customer access to account information 24 hours per day, seven days per week, and to service representatives at certain established hours. Customers can transfer account balances, process stop payments and address changes, place check reorders, open deposit accounts, inquire about account transactions and request general information about the Bank's products and services. The Bank's services provide for automatic loan payment features from its accounts as well as for direct deposit of Social Security, payroll, and other retirement benefits. See Note 7 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional deposit information.

BORROWINGS

The Federal Home Loan Bank ("FHLB") system functions in a reserve credit capacity for regulated, federally insured depository institutions and certain other home financing institutions. Members of the FHLB system are required to own capital stock in the FHLB. Members are authorized to apply for advances on the security of their FHLB stock and certain home mortgages and other assets (principally securities, which are obligations of, or guaranteed by, the United States Government) provided certain creditworthiness standards have been met. Under its current credit policies, the FHLB limits advances based on a member's assets, total borrowings and net worth. The Bank uses long-term and short-term FHLB advances as a source of funding to meet liquidity and planning needs when the cost of these funds are favorable as compared to alternate funding sources. At December 31, 2001 and 2000, FHLB advances totaled $2.5 billion and $2.4 billion and represented 72% and 79%, respectively, of total outstanding borrowed funds.

Additional funding sources are available to the Bank through securities sold under agreement to repurchase, purchased federal funds and lines of credit with correspondent banks. Total other borrowings were $1.0 billion and $650.2 million at December 31, 2001 and 2000 and represented 28% and 21%, respectively, of borrowed funds. Outstanding borrowings through securities sold under agreement to repurchase totaled $571.7 million and $489.4 million at December 31, 2001 and 2000, respectively. See Notes 8 and 9 of Notes to Consolidated Financial Statements contained elsewhere within this report for borrowing information.

In November 2000, Webster completed a registered offering of $126.0 million of 8.72% Senior Notes due 2007 (the "Senior Notes"). The net proceeds from the note placement were used for general corporate purposes. The Senior Notes are not redeemable prior to the maturity date of November 30, 2007. On June 30, 2000, $40.0 million of Senior Notes that were originated in 1993 matured.

BANK SUBSIDIARIES
-----------------

The Bank's investment in its service corporation subsidiary, WIS, totaled $2.1 million and $4.4 million at December 31, 2001 and 2000, respectively. The activities of this broker-dealer subsidiary consist of offering broker dealer and registered investment advisory services to its customers. WIS also offers a broad range of products including stocks and bonds, mutual funds, annuities, investment management services, college savings plans and an extensive range of retirement and 401(k) products.

The Bank's investment in its trust subsidiary corporation, Webster Trust, totaled $7.2 million and $8.2 million at December 31, 2001 and 2000, respectively. Webster Trust had approximately $1.1 billion and $1.0 billion of trust assets held and $796.3 million and $706.0 million in assets under management at December 31, 2001 and 2000, respectively.

The Bank's investment in its operating subsidiary corporation, FCB Properties, Inc., totaled $477,000 and $157,000 at December 31, 2001 and 2000, respectively. The primary function of this operating subsidiary is the disposal of foreclosed properties.

The Bank's investment in its real estate investment trust ("REIT") operating subsidiary corporation, Webster Preferred Capital Corporation, totaled $918.8 million and $917.8 million at December 31, 2001 and 2000, respectively. The primary function of the REIT is to provide a cost-effective means of raising funds, including capital, on a consolidated basis for the Bank. The REIT's strategy is to acquire, hold and manage real estate mortgage assets.

The Bank's investment in its Internet lending subsidiary, Access National Mortgage, Inc., totaled $4.1 million and $4.5 million at December 31, 2001 and 2000, respectively. The function of this subsidiary is the origination of residential mortgage loans through an efficient national network via the Internet.

The Bank's investment in its passive investment subsidiary, Webster Mortgage Investment Corporation, totaled $2.5 billion for both December 31, 2001 and 2000. The primary function of this subsidiary is to provide servicing on passive investments, which include loans secured by real estate. This passive investment company derives additional state income tax benefits.

The Bank's investment in its leasing subsidiary, Center Capital Corporation, totaled $19.3 million at December 31, 2001. The primary function of this subsidiary is to provide lease financing for commercial and industrial equipment through installment sales and leasing programs to customers in all states except Alaska and Hawaii. Center Capital was acquired in March 2001.

MyWebster, Inc., a subsidiary of the Bank, is a service corporation that is presently inactive.

EMPLOYEES
---------

At December 31, 2001, Webster had 2,271 employees (including 306 part-time employees), none of whom were represented by a collective bargaining group. Webster maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan, an employee 401(k) investment plan, an employee stock purchase plan and an employee stock ownership plan. Management considers Webster's relations with its employees to be good.

MARKET AREA AND COMPETITION
---------------------------

The Bank is headquartered in Waterbury, Connecticut (New Haven County) and conducts business from its home office in downtown Waterbury and 104 branch offices that are located in the state of Connecticut. The branches are in Waterbury, Ansonia, Bethany, Branford, Cheshire, Derby, East Haven, Guilford, Hamden, Madison, Meriden, Middlebury, Milford, Naugatuck, New Haven, North Haven, Orange, Oxford, Prospect, Seymour, Southbury, Wallingford and West Haven (New Haven County); New Milford, Thomaston, Torrington, Watertown and Winsted (Litchfield County); Brookfield, Fairfield, Ridgefield, Shelton, Stratford, Trumbull, Westport and Wilton (Fairfield County); Avon, Berlin, Bloomfield, Bristol, Canton, East Hartford, East Windsor, Enfield, Farmington, Forestville, Glastonbury, Hartford, Kensington, Manchester, New Britain, Newington, Plainville, Poquonock, Rocky Hill, Simsbury, Southington, South Windsor, Suffield, Terryville, West Hartford, Wethersfield and Windsor (Hartford County); Cromwell, Essex, Middletown and Old Saybrook (Middlesex County); Old Lyme (New London County); Somers and Vernon (Tolland County). Waterbury is approximately 30 miles southwest of Hartford and is located at the intersection of Route 84 and Route 8 midway between Torrington and the New Haven and Bridgeport metropolitan areas. Most of the Bank's depositors live, and most of the properties securing its mortgage loans are located, in the same area or the adjoining counties. The Bank's market area has a diversified economy with the workforce employed primarily in manufacturing, financial services, healthcare, industrial and technology companies.

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

Webster Trust has offices located in Hartford, New Haven, Waterbury, and Westport, Connecticut. Webster Investment Service's administrative, operations and compliance departments are headquartered in Bristol, Connecticut with sales offices located throughout Webster's branch network. Webster Insurance is headquartered in Wallingford, Connecticut with offices in Vernon, Westport and Waterford, Connecticut. Duff & Phelps is headquartered in Chicago with offices in Los Angeles, New York and Seattle. Center Capital Corporation is headquartered in Farmington, Connecticut with offices in Blue Bell, Pennsylvania, Schaumburg, Illinois, Westboro, Massachusetts, and Brookfield, Connecticut.

REGULATION
----------

Webster, as a savings and loan holding company, and Webster Bank, as a federally chartered savings bank, are subject to extensive regulation, supervision, and examination by the OTS as their primary federal regulator. Webster Bank also is subject to regulation, supervision, and examination by the FDIC and as to certain matters by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Webster Trust, as a national bank engaged in trust activities, is subject to extensive regulation, supervision, and examination by the Office of the Comptroller of the Currency ("OCC"). Webster Trust also is subject to regulation, supervision, and examination by the FDIC and as to certain matters by the Federal Reserve Board. WIS is registered as a broker-dealer and investment advisor and is subject to extensive regulation, supervision, and examination by the Securities and Exchange Commission. WIS also is a member of the National Association of Securities Dealers, Inc., and is subject to its regulation. WIS and Webster Bank also are authorized to engage as brokers, dealers and underwriters of municipal securities, and as such are subject to regulation by the Municipal Securities Rulemaking Board. Webster Insurance is a licensed insurance agency with offices in the state of Connecticut and is subject to registration and supervision by the Connecticut Insurance Department.

Webster Bank and Webster Trust are subject to substantial regulatory restrictions on their ability to pay dividends. Under OTS capital distribution regulations applicable to Webster Bank, the Bank may pay dividends to Webster Parent Company without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. The OTS has discretion to prohibit any otherwise permissible capital distributions by Webster Bank on general safety and soundness grounds, and must be given 30 days advance notice of all capital distributions, during which time it may object to any proposed distribution. At December 31, 2001, the Bank had the ability to pay dividends to the Parent Company of $159.6 million without the prior approval of the OTS.

Effective July 1, 2001, as a consequence of the passage of the Gramm-Leach-Bliley Act in 1999, all financial institutions, including Webster, Webster Bank, Webster Trust, and their subsidiaries, were required to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request and establish procedures and practices to protect customer data from unauthorized access. Webster has developed such policies and believes it is in compliance with all such privacy provision of the Gramm-Leach-Bliley Act.

Under the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, adopted as Title III of the USA PATRIOT Act and signed into law on October 26, 2001, all financial institutions, including Webster, Webster Bank, and Webster Trust, are subject to additional requirements to collect customer information, monitor customer transactions and report information to U.S. law enforcement agencies concerning customers and their transactions. In many cases, the specific requirements of the law will not be established until the Secretary of the Treasury adopts implementing regulations as directed or authorized by Congress. In general, accounts maintained by or on behalf of "non-United States persons," broadly defined, are subject to particular scrutiny. Correspondent accounts for or on behalf of foreign banks with profiles that raise money laundering concerns are subject to even greater scrutiny, and correspondent accounts for or on behalf of "shell banks," defined as a foreign bank with no physical presence in any country, are barred altogether. Financial institutions must take "reasonable steps," subject to definition by the Secretary of the Treasury, to ensure that any correspondent accounts with permissible foreign banks are not used for the benefit of shell banks. The Secretary of the Treasury also is authorized to require financial institutions to take "special measures," including new customer identification requirements, recordkeeping and reporting and transaction restrictions, if the financial institutions are involved with jurisdictions, financial institutions, or transactions of "primary money laundering concern" as determined by the Secretary. Additional information-sharing among financial institutions, regulators, and law enforcement authorities is encouraged by creating an exemption from the privacy provisions of the Gramm-Leach-Bliley Act for financial institutions that comply with this provision and authorizing the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing. Upon request by an appropriate federal banking agency, a financial institution must provide or make available information about an account within 120 hours. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution after December 31, 2001, under the Federal Deposit Insurance Act, which applies to Webster Bank and Webster Trust, or the Bank Holding Company Act, which applies to Webster.

TAXATION
--------

FEDERAL INCOME TAXES

Except for the Bank's REIT subsidiary and Duff & Phelps, LLC (which file "stand-alone" tax returns), Webster files a calendar year consolidated federal income tax return on behalf of itself and its subsidiaries. Webster reports its income and deductions using the accrual method of accounting.

Certain legislation enacted during August 1996: 1) eliminated the "thrift bad debt" method of calculating bad debt deductions after 1995; 2) required the recapture (into taxable income) of certain post-1987 bad debt reserves; and 3) provided for more limited circumstances in which certain pre-1988 bad debt reserves would be recaptured. Webster had previously recorded a deferred tax liability for the post-1987 reserves, and its total tax expense for financial reporting purposes was not affected by the legislation. Webster's pre-1988 reserves at both December 31, 2001 and 2000 were approximately $50.0 million, and it does not expect such reserves to be recaptured into taxable income.

Webster would be subject to an alternative minimum tax ("AMT") if such tax were larger than the otherwise payable, regular federal income tax. Historically, Webster has not been subject to the AMT.

Webster's federal income tax returns have been examined by the Internal Revenue Service ("IRS"), and/or the statute of limitations periods have expired, for all tax years through 1998. During February 2002, the IRS completed its examination of Webster's 1997 and 1998 tax returns, resulting in no significant adjustments. Additionally, during October 2001, the IRS completed its examination of the Bank's REIT subsidiary's 1997 and 1998 tax returns, resulting in no adjustments.

STATE INCOME TAXES

During May 1998, the State of Connecticut enacted tax legislation (effective in 1999) allowing for the formation of a Passive Investment Company ("PIC") by a financial service company ("FSC"). The legislation exempts a PIC from Connecticut taxation and also exempts dividends paid from a PIC to a related, qualified FSC from Connecticut tax. Webster Bank, a qualified FSC under the legislation, organized a PIC that began operation during the first quarter of 1999. The PIC reduced Webster's Connecticut tax expense beginning with tax year 1999.

For 2001, the Bank's REIT and PIC subsidiaries were not subject to Connecticut corporation business tax. In 2002 and future years, due to the maturity of the REIT's Series A preferred stock, the Bank's dividend income from its REIT subsidiary is expected to be subject to Connecticut tax. However, due to the continued operation of the PIC, and the availability of carryover net operating loss deductions, Webster expects to pay only nominal Connecticut corporation business taxes for the foreseeable future. See Note 12 of Notes to Consolidated Financial Statements contained elsewhere in this report for additional information.

Historically, as a result of Webster's limited banking activities in other states, Webster has been subject to nominal taxation in such other states. In 2001, because of the Bank's acquisition of Center Capital Corporation, and the continued expansion of its Wholesale Lending activities into additional states, Webster and/or its subsidiaries are expected to file tax returns in all states except Alaska and Hawaii. Duff & Phelps is subject to taxation in certain other states due to its investment in Duff & Phelps, LLC. Overall, however, Webster's state tax expense is expected to be minimal for the foreseeable future.

ITEM 2.  PROPERTIES
-------------------

At December 31, 2001, Webster had 105 offices, which includes 34 banking offices, including its main office, in New Haven County, 46 banking offices in Hartford County, 9 banking offices in Fairfield County, 9 banking offices in Litchfield County, 4 banking offices in Middlesex County, 2 banking offices in Tolland County, and 1 banking office in New London County. Of these, 53 offices are owned and 52 offices are leased. Lease expiration dates range from 1 to 86 years with renewal options of 3 to 35 years. Additionally, the Bank maintains four trust offices: one in Fairfield County, one in Hartford County and two in New Haven County.

The total net book value of properties and furniture and fixtures owned and used for banking and trust offices at December 31, 2001 was $82.8 million. The following table provides detail for the total net book value amount.


(In thousands)                                       At December 31, 2001
--------------------------------------------------------------------------------

Land & improvements, net                                  $  11,818
Buildings & improvements, net                                36,280
Leasehold improvements, net                                   5,058
Furniture & equipment, net                                   29,652
--------------------------------------------------------------------------------
   Total                                                  $  82,808
--------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Webster or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

(a)      Not applicable
(b)      Not applicable
(c)      Not applicable
(d)      Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

The common stock of Webster is traded on the Nasdaq National Market System under the symbol "WBST."

The following table shows dividends declared and the market price per share by quarter for 2001 and 2000. On March 11, 2002, the closing market price of Webster common stock was $36.16. Webster increased its quarterly dividend in the second quarter of 2001 to $.17 per share.

--------------------------------------------------------------------------------
                                    COMMON STOCK (PER SHARE)

                  Cash
                Dividends                 Market Price                   End of
 2001           Declared             Low                High             Period
--------------------------------------------------------------------------------
Fourth           $ .17              29.23               34.08            31.53
Third              .17              28.16               37.06            32.96
Second             .17              27.75               33.74            32.78
First              .16              26.44               30.31            29.31

                  Cash
                Dividends                 Market Price                   End of
 2000           Declared             Low                High             Period
--------------------------------------------------------------------------------
Fourth           $ .16              21.88               29.63            28.31
Third              .16              21.19               27.06            26.94
Second             .16              20.19               25.19            22.19
First              .14              20.13               24.19            23.00

Webster had approximately 12,202 shareholders of common stock at February 28, 2002. The number of shareholders of record was determined by Webster's stock transfer agent, American Stock Transfer and Trust Company.

Payment of dividends from the Bank to Webster is subject to certain regulatory and other restrictions. Payment of dividends by Webster on its stock is subject to various restrictions, none of which is expected to limit any dividend policy that the Board of Directors may in the future decide to adopt. Under Delaware law, Webster may pay dividends out of its surplus or, in the event there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If the capital of the corporation has diminished by depreciation in the value of its property or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, no dividends may be paid out of net profits until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets has been repaired.

OTHER EVENTS
------------

The annual meeting of shareholders of Webster will be held on April 25, 2002.

ITEM 6.      SELECTED FINANCIAL DATA
------------------------------------

                                                                          December 31,
                                             ----------------------------------------------------------------------------
(Dollars in thousands, except per share data)            2001           2000          1999          1998          1997
-------------------------------------------------------------------------------------------------------------------------
STATEMENT OF CONDITION

Total assets                                        $ 11,857,382     11,249,508     9,931,744     9,836,029     9,902,775
Loans receivable, net                                  6,869,911      6,819,209     6,022,236     5,507,118     5,524,918
Securities                                             3,999,133      3,405,080     3,066,901     3,662,829     3,770,670
Intangible assets                                        320,051        326,142       138,829        83,227        83,731
Deposits                                               7,066,471      6,981,128     6,232,696     6,347,644     6,444,546
FHLB advances and other borrowings                     3,533,364      3,030,225     2,788,445     2,575,608     2,588,178
Shareholders' equity                                   1,006,467        890,374       635,667       626,454       585,603

OPERATING INCOME

Net interest income                                 $    367,479        326,516       303,513       282,611       285,758
Provision for loan losses                                 14,400         11,800         9,000         8,103        26,449
Noninterest income                                       162,098        128,821        92,630        82,638        47,723
Noninterest expenses:
   Acquisition-related expenses                               --             --         9,500        20,993        31,989
   Branch reconfiguration                                  3,703             --            --            --            --
   Other noninterest expenses                            305,229        267,130       234,961       208,440       197,544
-------------------------------------------------------------------------------------------------------------------------
   Total noninterest expenses                            308,932        267,130       244,461       229,433       229,533
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes, extraordinary item
   and cumulative effect of change in accounting
    method                                               206,245        176,407       142,682       127,713        77,499
Income taxes                                              69,430         58,116        47,332        49,694        29,887
-------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item and cumulative
   effect of change in accounting method                 136,815        118,291        95,350        78,019        47,612
Extraordinary item - early extinguishment of
   debt (net of taxes)                                    (1,209)            --            --            --            --
Cumulative effect of change in method of accounting
   (net of taxes)                                         (2,418)            --            --            --            --
-------------------------------------------------------------------------------------------------------------------------
Net income                                          $    133,188        118,291        95,350        78,019        47,612
-------------------------------------------------------------------------------------------------------------------------

SIGNIFICANT STATISTICAL INFORMATION

Interest-rate spread                                        3.38%          3.17          3.19          2.83          3.18
Net interest margin                                         3.48           3.29          3.32          2.97          3.35
Return on average shareholders' equity                     13.88          16.72         15.33         12.82          8.61
Return on average assets                                    1.15           1.11          0.98          0.77          0.53
Allowance for loan losses/gross loans (a)                   1.40           1.31          1.19          1.17          1.28
Net income per common share:
   Basic                                            $       2.71           2.58          2.14          1.72          1.06
   Diluted                                                  2.68           2.55          2.10          1.69          1.04
Dividends declared per common share                         0.67           0.62          0.47          0.44          0.40
Dividend payout ratio                                      25.00%         24.31         22.38         26.04         38.46
Fee income as a percentage of total revenue                28.76          25.95         22.55         18.84         13.40
Noninterest expenses to average assets                      2.73           2.51          2.51          2.28          2.57
Noninterest expenses to average assets,
   adjusted (b)                                             2.25           2.11          2.07          1.78          2.04
Diluted weighted-average shares                           49,743         46,428        45,393        46,118        45,966
Book value per common share                         $      20.48          18.19         14.09         14.02         13.15
Tangible book value per common share                       13.97          11.53         11.02         12.16         11.27
Average shareholders' equity to average assets              8.32%          6.65          6.38          6.04          6.18



(a)   Excludes loans in process.
(b) Excludes nonrecurring items, intangible amortization, capital securities, preferred dividend and foreclosed property expenses.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
-----------------------------------------------------------------

Selected quarterly data for 2001 and 2000 follows:


                                                                First          Second          Third         Fourth
(In thousands, except per share data)                          Quarter         Quarter        Quarter        Quarter
--------------------------------------------------------------------------------------------------------------------
2001:

Interest income                                               $ 196,612        194,457        188,628        177,538
Interest expense                                                108,901        104,013         95,012         81,830
--------------------------------------------------------------------------------------------------------------------
Net interest income                                              87,711         90,444         93,616         95,708
Provision for loan losses                                         3,200          3,200          4,000          4,000
Gains on sale of investment securities, net                       4,249          1,794          2,566          2,012
Other noninterest income                                         35,237         40,309         37,925         38,006
Noninterest expenses                                             78,220         76,304         77,266         77,142
--------------------------------------------------------------------------------------------------------------------
Income before income taxes, extraordinary item and
    cumulative effect of change in accounting method             45,777         53,043         52,841         54,584
Income taxes                                                     15,167         18,539         17,810         17,914
Extraordinary item - early extinguishment of debt
    (net of taxes)                                               (1,209)            --             --             --
Cumulative effect of change in method of accounting
    (net of taxes)                                               (2,418)            --             --             --
--------------------------------------------------------------------------------------------------------------------
Net income                                                    $  26,983         34,504         35,031         36,670
--------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE:

Basic                                                         $     .55            .70            .71            .75
--------------------------------------------------------------------------------------------------------------------
Diluted                                                       $     .54            .69            .70            .74
--------------------------------------------------------------------------------------------------------------------

2000:

Interest income                                               $ 169,643        174,946        197,600        196,722
Interest expense                                                 93,371         95,915        111,790        111,319
--------------------------------------------------------------------------------------------------------------------
Net interest income                                              76,272         79,031         85,810         85,403
Provision for loan losses                                         2,200          3,200          3,200          3,200
Gain on sale of investment securities, net                        3,050          2,908          1,871            616
Gain on sale of deposits                                             --             --             --          4,859
Other noninterest income                                         24,535         27,755         31,298         31,929
Noninterest expenses                                             61,549         64,604         68,601         72,376
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                       40,108         41,890         47,178         47,231
Income taxes                                                     13,297         13,783         15,595         15,441
--------------------------------------------------------------------------------------------------------------------
Net income                                                    $  26,811         28,107         31,583         31,790
--------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE:

Basic                                                         $    0.61           0.66           0.65           0.65
--------------------------------------------------------------------------------------------------------------------
Diluted                                                       $    0.61           0.66           0.64           0.64
--------------------------------------------------------------------------------------------------------------------


The first quarter ended March 31, 2001 included in noninterest expense a nonrecurring charge of $3.7 million for branch reconfiguration expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

For the year 2001, net income was $133.2 million, or $2.68 per diluted common share, an increase of $14.9 million or 12.6% compared to net income of $118.3 million for the previous year. The improvement was the result of increased net interest income and noninterest income that more than offset an increase in noninterest expenses. Net interest income rose to $367.5 million for 2001, an increase of $41.0 million or 12.5%. The net interest margin rose to 3.48% during 2001 from 3.29% during the prior year. Noninterest income reached $162.1 million, an increase $33.3 million or 25.8% when compared to $128.8 million the previous period. Noninterest expenses compared to the previous year increased $41.8 million or 15.6%. The increases in noninterest income and noninterest expenses reflect the purchase acquisitions of Mechanics in June 2000, Duff and Phelps in November 2000, Center Capital in March 2001 and three insurance agencies between the period of January 2001 and April 2001.

Included in the net income for the current year are a $2.4 million (net of taxes) expense related to the cumulative effect of a change in the method of accounting (SFAS No. 133 implementation) and an extraordinary expense of $1.2 million (net of taxes) that represents costs incurred for early extinguishment of debt related to the prepayment of borrowings from the Federal Home Loan Bank.

COMPARISON OF 2001 AND 2000 YEARS
---------------------------------

NET INTEREST INCOME

Net interest income totaled $367.5 million for the year ended December 31, 2001, an increase of $41.0 million or 12.5%. The factors causing this change were an increase in the net interest margin (on a fully taxable-equivalent basis) to 3.48% for 2001 from 3.29% during the prior year and an increase in average outstanding earning assets during the year. See the rate/volume table that is contained elsewhere in this report.

The decline in interest rates during 2001, combined with a steepening of the yield curve, resulted in a favorable environment for Webster. As rates dropped and mortgage and other callable assets prepaid at increasing levels, yields dropped as the assets were replaced with ones earning lower yields. However, maturing and repricing liabilities were replaced at even lower costs due to the steepness of the yield curve. As can be seen from the rate/volume table that follows, 59% of the increase in net interest income is due to changes in interest rates, with liability costs dropping much faster than asset yields.

The growth of $796.8 million in average outstanding earning assets during 2001 outpaced the growth in average outstanding rate-bearing liabilities of $671.1 million. Due to earning assets growing faster than rate-bearing liabilities, changes in volume represented 41% of the increase in net interest income.

INTEREST INCOME

Total interest income increased $18.3 million, or 2.5%, to $757.2 million for the year 2001 as compared to $738.9 million during the previous year. As discussed above, the increase was due entirely to increased volume of earning assets during 2001 as compared to the previous year. Although loans and other callable assets prepaid at increased volumes during 2001 due to the declining interest rate environment, Webster was able to increase assets through the acquisition of Mechanics in 2000 and Center Capital in 2001 as well as through the increase in consumer loans. The increased consumer loans were primarily home equity lines of credit, the majority of which were originated within the Bank's primary market area.

The yield earned on earning assets declined during 2001 to 7.15% from 7.44% during the year earlier. The decline was entirely within the loan category as the yield on loans declined 46 basis points, while the yield on securities and interest-bearing deposits increased by 5 basis points. In addition to the larger volume of mortgage and other fixed rate loan prepayments during the current year, as discussed above, declines in interest rates impacted the returns on adjustable rate loans, which accounted for approximately 52% of gross loans at December 31, 2001.

INTEREST EXPENSE

Interest expense declined $22.6 million, or 5.5%, to $389.8 million for fiscal year 2001 as compared to $412.4 million the previous year. The decline in expense was entirely due to the decrease in cost of funds. Due to the short maturity structure of the wholesale borrowing portfolio, Webster was able to take advantage of falling rates throughout 2001. Two-thirds of the benefit of declining costs was realized in the wholesale borrowing area. The deposit area accounted for one-third of the rate decline benefit. Savings, checking and certificate of deposit offering rates were decreased as general market interest rates declined throughout the year.

The average balance of interest-bearing liabilities increased $671.1 million for 2001 compared to 2000. The Mechanics acquisition accounted for a portion of the volume increase as the balances were outstanding for all of 2001, as opposed to only half a year in 2000. Approximately half of the increase occurred in repurchase agreements and other borrowings due to their relative lower cost. The remainder of the increase occurred in money market and checking accounts.

Net interest income also can be understood in terms of the impact of changing rates and changing volumes. The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have impacted interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume) and (iii) the net change. The change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                                                    Years ended December 31,                Years ended December 31,
                                                          2001 V. 2000                             2000 V. 1999
-----------------------------------------------------------------------------------------------------------------------
                                                   Increase (Decrease) due to              Increase (Decrease) due to
 (In thousands)                                   Rate        Volume        Total         Rate       Volume      Total
-----------------------------------------------------------------------------------------------------------------------
Interest on interest-earning assets:
  Loans, net                                   $ (31,130)     32,731         1,601       25,335      57,648      82,983
  Securities and interest bearing deposit          1,203      16,259        17,462       17,858      (7,607)     10,251
-----------------------------------------------------------------------------------------------------------------------
   Total                                         (29,927)     48,990        19,063       43,193      50,041      93,234
-----------------------------------------------------------------------------------------------------------------------
Interest on interest-bearing liabilities:
  Deposits                                       (17,580)      9,621        (7,959)       6,891      13,598      20,489
  FHLB advances and other
   borrowings                                    (36,656)     21,976       (14,680)      25,962      23,665      49,627
-----------------------------------------------------------------------------------------------------------------------
   Total                                         (54,236)     31,597       (22,639)      32,853      37,263      70,116
-----------------------------------------------------------------------------------------------------------------------
Net change in fully taxable-equivalent
  net interest income                          $  24,309      17,393        41,702       10,340      12,778      23,118
-----------------------------------------------------------------------------------------------------------------------


The following table shows the major categories of average assets and average liabilities together with their respective fully taxable-equivalent interest income or expense and the average yield or cost, for the three years ended December 31, 2001.

                                                                           Years ended December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                                    2001                                2000
                                                      Average                 Average     Average                  Average
(Dollars in thousands)                                Balance     Interest    Yields      Balance     Interest      Yields
----------------------------------------------------------------------------------------------------------------------------
Loans, net (a)                                     $  6,969,481   519,930(b)  7.46%    $  6,541,659   518,329(b)    7.92%
Securities and interest-bearing deposits              3,667,917   238,423     6.56(c)     3,298,959   220,961       6.51(c)
----------------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets                     10,637,398   758,353     7.15(c)     9,840,618   739,290       7.44(c)
Other assets                                            896,052                             799,597
----------------------------------------------------------------------------------------------------------------------------
   Total assets                                    $ 11,533,450                        $ 10,640,215
----------------------------------------------------------------------------------------------------------------------------
Savings and escrow                                 $  1,505,110    26,699     1.77%    $  1,509,414    31,036       2.06%
Money market savings, NOW and DDA                     2,217,320    29,861     1.35        1,821,948    19,894       1.09
Time deposits                                         3,207,112   159,775     4.98        3,308,228   173,364       5.24
FHLB advances                                         2,011,440   112,784     5.61        2,047,743   128,447       6.27
Repurchase agreements and other borrowings            1,258,247    49,475     3.93          935,629    56,744       6.06
Senior notes                                            126,000    11,162     8.86           31,142     2,910       9.34
----------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities                10,325,229   389,756     3.77        9,654,104   412,395       4.27
Other liabilities                                        87,530                              78,870
Capital securities and minority interest                161,221                             199,577
Shareholders' equity                                    959,470                             707,664
----------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity      $ 11,533,450                        $ 10,640,215

----------------------------------------------------------------------------------------------------------------------------
Less: fully taxable-equivalent adjustment                          (1,118)                               (379)
                                                                  -------                             -------
Net interest income                                               367,479                             326,516
Interest rate spread                                                          3.38%(c)                              3.17%(c)
----------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                                           3.48%(c)                              3.29%(c)
----------------------------------------------------------------------------------------------------------------------------
                                                         Years ended December 31,
--------------------------------------------------------------------------------------
                                                                    1999
                                                     Average                   Average
(Dollars in thousands)                                Balance     Interest     Yields
--------------------------------------------------------------------------------------
Loans, net (a)                                     $  5,802,453   435,346(b)  7.50%
Securities and interest-bearing deposits              3,317,708   210,710     6.30(c)
--------------------------------------------------------------------------------------
   Total interest-earning assets                      9,120,161   646,056     7.07(c)
Other assets                                            624,963
--------------------------------------------------------------------------------------
   Total assets                                    $  9,745,124
--------------------------------------------------------------------------------------
Savings and escrow                                 $  1,477,856    34,058     2.30%
Money market savings, NOW and DDA                     1,519,929    15,185     1.00
Time deposits                                         3,228,480   154,562     4.79
FHLB advances                                         1,585,458    84,498     5.33
Repurchase agreements and other borrowings              978,581    50,316     5.14
Senior notes                                             40,000     3,660     9.15
--------------------------------------------------------------------------------------
   Total interest-bearing liabilities                 8,830,304   342,279     3.88
Other liabilities                                        93,252
Capital securities and minority interest                199,577
Shareholders' equity                                    621,991
--------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity      $  9,745,124

--------------------------------------------------------------------------------------
Less: fully taxable-equivalent adjustment                            (264)
                                                                  -------
Net interest income                                               303,513
Interest rate spread                                                          3.19%(c)
--------------------------------------------------------------------------------------
NET INTEREST MARGIN                                                           3.32%(c)
--------------------------------------------------------------------------------------


(a) Interest on nonaccrual loans has been included only to the extent reflected in the Consolidated Statements of Income. Nonaccrual loans, however, are included in the average balances outstanding.

(b) Includes amortization of net deferred loan costs (net of fees) and premiums (net of discounts) of: $1.7 million, $1.5 million, and $496,000 million in 2001, 2000 and 1999, respectively.

(c) Unrealized gains (losses) are excluded from the average yield calculations. Unrealized gains (losses) averaged $33.9 million, ($96.5 million) and ($24.5 million) for 2001, 2000 and 1999, respectively.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased to $14.4 million for the year ended December 31, 2001 from $11.8 million the year earlier, an increase of $2.6 million or 22.0%. Management performs a quarterly review of the loan portfolio to determine the adequacy of the allowance for loan losses. See the "Allowance for Loan Losses Methodology" section later in this Management's Discussion and Analysis for further details.

Based upon these reviews, it was determined that the provision for loan losses should be increased over the second half of 2001. Several factors that influenced this increase included the following:

    o The Bank's strategic plan is to change the mix of the loan portfolio and increase the proportion of commercial and consumer loans and decrease residential mortgage loans. Commercial and consumer lending carry inherently more risk than residential lending.

    o Net charge-offs increased to $9.7 million during 2001 from $4.6 million the previous year, an increase of $5.1 million or 110.7%. The 2001 net charge-offs were concentrated in the commercial lending area, which accounted for $7.7 million, or 79.1%, of the total.

    o Nonaccrual loans increased to $57.4 million, or 0.82% of gross loans, at December 31, 2001, from $41.0 million, or 0.58%, a year earlier.

    o The general economic slowdown has raised concerns about employment stability and economic health in Connecticut and the country.

At December 31, 2001, the allowance for loan losses totaled $97.3 million or 1.40% of gross loans. A year earlier, the allowance totaled $90.8 million or 1.31% of gross loans.

NONINTEREST INCOME

The following table presents the principal categories of noninterest income for the years ended December 31, 2001 and 2000.

------------------------------------------------------------------------------------------------------------
                                                                                        Increase (decrease)
(Dollars in thousands)                                    2001            2000         Amount           %
------------------------------------------------------------------------------------------------------------
Fees and service charges                               $  72,323         60,059        12,264          20.4%
Insurance commissions                                     21,751         14,360         7,391          51.5
Trust and investment services                             18,346         18,184           162           0.9
Financial advisory services                               15,525          1,290        14,235        1103.5
Gains on sale of loans and loan servicing, net             2,771          3,956        (1,185)        (30.0)
Increase in CSV of life insurance                          9,164          8,555           609           7.1
Gain on sale of securities, net                           10,621          8,445         2,176          25.8
Gain on sale of deposits                                      --          4,859        (4,859)       (100.0)
Other income                                              11,597          9,113         2,484          27.3
------------------------------------------------------------------------------------------------------------
   Total noninterest income                            $ 162,098        128,821        33,277          25.8%
------------------------------------------------------------------------------------------------------------


The most significant factor in the increase in noninterest income was the acquisitions completed during 2000 and 2001. The June 2000 Mechanics acquisition, as well as the purchase of branches from FleetBoston and Chase Manhattan during the year, added to deposit fees. The Center Capital acquisition added to loan fee income. The continued expansion of Webster Insurance, with the purchase of Levine in 2000 and Wolff Zackin, Benefit Plans and Musante in 2001, added to insurance commission income. Duff & Phelps was acquired in November 2000 and added income from financial advisory services. Webster's plan has been to expand its sources of noninterest income through the acquisition of fee-based businesses and become less reliant on net interest income.

Nonrecurring items recognized during 2001 were $3.1 million of proceeds of Bank Owned Life Insurance ("BOLI") policies. During 2000, $1.1 million in BOLI proceeds were received, as well as a $4.9 million net gain realized on the sale of two New Hampshire branches in December 2000.

NONINTEREST EXPENSES

The following table presents the principal categories of noninterest expenses for the years ended December 31, 2001 and 2000.

------------------------------------------------------------------------------------------------------------------
                                                                                              Increase (decrease)
------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                           2001           2000          Amount          %
------------------------------------------------------------------------------------------------------------------
Compensation and benefits                                     $ 142,899        122,257        20,642         16.9%
Occupancy                                                        25,643         24,774           869          3.5
Furniture and equipment                                          27,878         26,302         1,576          6.0
Intangible amortization                                          31,227         22,400         8,827         39.4
Marketing                                                         8,728          9,118          (390)        (4.3)
Professional services                                             8,516          7,399         1,117         15.1
Capital securities                                               14,462         14,323           139          1.0
Dividends on preferred stock of subsidiary corporation              985          4,151        (3,166)       (76.3)
Branch reconfiguration                                            3,703             --         3,703           --
Other expenses                                                   44,891         36,406         8,485         23.3
------------------------------------------------------------------------------------------------------------------
   Total noninterest expenses                                 $ 308,932        267,130        41,802         15.6%
------------------------------------------------------------------------------------------------------------------

Noninterest expenses increased $41.8 million or 15.6%. Again, acquisitions in 2000 and 2001 played the most significant role in the increase. Adjusting both years for the effect of purchase acquisitions, noninterest expenses would have increased less than 2%. Included in noninterest expense for 2001 was a $3.7 million nonrecurring expense for branch reconfiguration, which represented the cost of the closing of 10 branches during the first quarter of 2001.

INCOME TAXES

Total income tax expense for 2001 increased to $67.6 million from $58.1 million in 2000. The increase in income tax expense is due primarily to the increase in income before taxes for the reasons discussed above. The tax expense for 2001 included tax benefits totaling $1.8 million for the tax effect of the extraordinary item and the cumulative effect of change in the method of accounting. The effective tax rates for the years ended December 31, 2001 and 2000 were approximately 34% and 33%, respectively.

COMPARISON OF 2000 AND 1999 YEARS
---------------------------------

GENERAL

For the year 2000, Webster reported net income of $118.3 million, or $2.55 per diluted common share which was an increase of $22.9 million or 24%, over net income of $95.4 million for 1999. The improvement for 2000 was the result of increased net interest income combined with higher noninterest income that more than offset the increase in noninterest expenses. The increase in net interest income primarily reflects an increase of $720.5 million in average interest-earning assets and higher realized yields for 2000. Interest-rate spread was 3.16% and interest margin was 3.29% for 2000. Noninterest income reached $128.8 million, an increase of $36.2 million or 39% when compared to $92.6 million for 1999. The rise in noninterest income was primarily due to higher income from fees, service charges, commissions and financial advisory services that were $27.0 million over 1999. Noninterest expenses compared to 1999, excluding $9.5 million of acquisition-related costs, increased $32.2 million. The increase in noninterest expenses for 2000 is primarily the result of purchase acquisitions that were completed during the year and had the effect of increasing compensation and benefits, occupancy, furniture and equipment and intangible amortization expenses.

NET INTEREST INCOME

Net interest income increased $23.0 million in 2000 to $326.5 million from $303.5 million in 1999. The increase is due primarily to a higher level of average interest-earning assets and increased yields on earnings assets that more than offset the effect of higher volume of interest-bearing liabilities and higher rates paid for such liabilities. See "Interest Income" and "Interest Expense" discussions that follow. Interest-rate spread for 2000 was 3.17% as compared to 3.19% for 1999. The decrease in interest-rate spread was primarily due to higher interest costs incurred on time deposits and borrowed funds.

INTEREST INCOME

Total interest income for 2000 amounted to $738.9 million, an increase of $93.1 million or 14.4% when compared to $645.8 million in 1999. The higher interest income for 2000 was due primarily to an increase in the average volume of loans and higher yields realized on loans and securities. The average balance on loans increased $739.2 million in 2000 and the rate earned on loans increased 42 basis points when compared to 1999. The increase in the average balance for loans comes primarily from higher balances for commercial loans of $458.2 million and residential mortgages of $188.3 million. The average balance on investment securities decreased $18.7 million in 2000, however the rate earned on the securities increased 21 basis points when compared to 1999.

INTEREST EXPENSE

Interest expense for 2000 totaled $412.4 million, an increase of $70.1 million when compared to $342.3 million in 1999. The increased interest expense was due primarily to higher interest costs on borrowings that increased 92 basis points for 2000. Average outstanding borrowings increased during the year by $410.5 million primarily due to FHLB advances that increased $462.3 million and were offset partially by lower repurchase agreement borrowings of $43.0 million. Higher rates paid on interest-bearing deposits, particularly time deposits, combined with an average increase in outstanding deposits of $261.8 million were also contributing factors to increased interest expense in 2000 compared to 1999.

PROVISION FOR LOAN LOSSES

The provision for loan losses for 2000 was $11.8 million compared to $9.0 million in 1999. The increase is primarily attributable to the increase in gross loans of $815.1 million and a shift within the loan portfolio to a higher concentration of commercial loans. The allowance for losses on loans totaled $90.8 million and represented 221% of nonaccrual loans at December 31, 2000 versus $72.7 million or 189% of nonaccrual loans at December 31, 1999. The allowance for loan losses to gross loans increased to 1.31% at December 31, 2000 from 1.19% at December 1999, reflecting the changing loan mix.

NONINTEREST INCOME

Noninterest income for 2000 totaled $128.8 million and increased $36.2 million, or 39.1%, compared to $92.6 million for 1999. Fees and service charge income rose to $60.1 million, an increase of 21.3%, and insurance commissions doubled to $14.4 million for the current year as compared to 1999. The increase in fees and service charge income was primarily due to a growing deposit and loan customer base and the acquisitions of Mechanics in 2000 and NECB in the latter part of 1999. Noninterest income from trust and investment services increased $7.9 million, or 77.5%, during 2000 as compared to 1999. The increase for trust and investment income during 2000 reflects the expansion of customer services within the trust and investment areas. The acquisition of Duff & Phelps in November 2000 accounted for $1.2 million of financial advisory fee income for 2000. Net gains on the sale of securities increased $4.2 million to $8.4 million while net gains on the sale of loans and loan servicing remained consistent when 2000 and 1999 are compared. Noninterest income for 2000 included a net gain on the sale of deposits of $4.9 million that resulted from the sale of two New Hampshire branches in December 2000. The 2000 period also included life insurance benefit proceeds of $1.1 million under the BOLI program.

NONINTEREST EXPENSES

Noninterest expenses for 2000 were $267.1 million compared to $244.5 million in 1999. The 1999 results include acquisition-related expenses totaling $9.5 million related to the NECB acquisition that occurred in December 1999. Excluding acquisition-related expenses, noninterest expenses for 2000 increased $32.2 million or 13.7% compared to 1999. The increase for 2000 is due primarily to purchase acquisitions that were completed during 2000 that increased compensation and benefits, occupancy and furniture and equipment expense and intangible amortization expense. Included in noninterest expenses for 2000 was $1.7 million of nonrecurring expenses for branch closures. Intangible amortization expense increased $8.6 million to $22.4 million in 2000 due to purchase acquisition activity.

INCOME TAXES

Income tax expense for 2000 increased to $58.1 million from $47.3 million in 1999. The increase in income tax expense is due primarily to a $33.7 million increase in income before taxes for the reasons discussed above. The effective tax rates for the years ended December 31, 2000 and 1999 were approximately 33%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity management allows Webster to meet cash needs at a reasonable cost under various operating environments. Liquidity is actively managed and reviewed in order to maintain stable, cost effective funding to support the balance sheet. Liquidity comes from a variety of sources such as the cash flow from operating activities including principal and interest payments on loans and investments, unpledged securities which can be sold or utilized to secure funding and by the ability to attract new deposits. Webster's goal is to maintain a strong, increasing base of core deposits to support its growing balance sheet.

The Bank's main sources of liquidity are payments of principal and interest from its loan and securities portfolio and the ability to use its loan and securities portfolios as collateral for secured borrowings. The Bank is a member of the Federal Home Loan Bank ("FHLB") system. At December 31, 2001, outstanding FHLB advances totaled $2.5 billion and the Bank had additional borrowing capacity from the FHLB of $112.8 million. Investment securities were not pledged as collateral for FHLB advances at December 31, 2001. Had securities been used for collateral, additional capacity would be approximately $2.4 billion. The Bank also has the ability to borrow funds through repurchase agreements, using the securities portfolio as collateral. At December 31, 2001, outstanding repurchase agreements totaled $571.7 million. FHLB advances, repurchase agreements and other borrowings increased $503.1 million from the prior year end, primarily to fund security purchases.

Factors that affect the Bank's liquidity position include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, credit ratings, investment portfolio cash flows, the composition, characteristics and diversification of wholesale funding sources, and the market value of investment securities that can be used to collateralize FHLB advances and repurchase agreements. The Bank's liquidity position is influenced by general interest rate levels, economic conditions and competition. For example, as interest rates rise, payments of principal from the loan and mortgage-backed securities portfolio slow, as borrowers are less willing to prepay. Additionally, the market value of the securities portfolio generally declines as rates rise, thereby reducing the amount of collateral available for funding purposes.

Management monitors current and projected cash needs and adjusts liquidity as necessary. Liquidity policy ratios are designed to measure the Bank's liquidity from several different perspectives: maturity concentration, diversification, and liquidity reserve. Actual ratios are measured against policy limits. In addition to funding under normal market conditions, the Bank has a contingency funding plan which is designed for dealing with liquidity under a crisis so that measures can be implemented in an orderly and timely manner.

Webster's main sources of liquidity at the parent company level are dividends from the Bank, investment income and net proceeds from borrowings and capital offerings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster's common stock, and the payment of interest to holders of Senior Notes and capital securities. In November 2000, Webster issued $126.0 million of Senior Notes with a fixed rate of 8.72%. See Note 9 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information on the Senior Notes. There are certain restrictions on the payment of dividends by the Bank to Webster. See Note 13 of Notes to the Consolidated Financial Statements contained elsewhere within this report for further information on dividend restrictions. Webster also maintains $100.0 million in revolving lines of credit with correspondent banks as a source of additional liquidity.

During 2001, Webster repurchased a total of 374,756 shares of its common stock. The majority of the repurchased shares was the result of an announcement during the 2001 third quarter of a Stock Repurchase Program to acquire 2.5 million shares of its common stock. See Note 13 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information concerning stock repurchases.

The Bank is required by regulations adopted by the Office of Thrift Supervision ("OTS") to maintain minimum levels of liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OTS, may vary from institution to institution depending on such factors as the institution's overall asset/liability structure, market conditions, competition and the nature of the institution's deposit and loan customers. Management believes it exceeds all regulatory and operational liquidity requirements at December 31, 2001.

Applicable OTS regulations require the Bank, as a federal savings bank, to satisfy certain minimum capital requirements, including a leverage capital requirement and risk-based capital requirements. As an OTS regulated savings institution, the Bank is also subject to a minimum tangible capital requirement. At December 31, 2001, the Bank was in full compliance with all applicable capital requirements and met the FDIC requirements for a "well capitalized" institution. See Note 13 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information concerning capital.

The following tables summarize Webster's contractual obligations and commercial commitments as of December 31, 2001 (dollars in thousands).



                                                                                  Payments Due by Period
                                                  ---------------------------------------------------------------------------------
Contractual Obligations:                                                Less than
                                                         Total          one year         1-3 years      3-5 years     After 5 years
-----------------------------------------------------------------------------------------------------------------------------------
FHLB advances                                     $    2,531,976          883,000         943,760       155,360          549,856
Other borrowed funds                                   1,002,185          670,755          96,570       108,860          126,000
Operating leases                                          70,164           12,200          20,471        12,218           25,275
-----------------------------------------------------------------------------------------------------------------------------------
Total contractual cash obligations                $    3,604,325        1,565,955       1,060,801       276,438          701,131
-----------------------------------------------------------------------------------------------------------------------------------


                                                                        Amount of Commitment Expirations Per Period
                                                  ---------------------------------------------------------------------------------
Commercial Commitments:                              Total amounts      Less than
                                                       committed        one year       1-3 years      3-5 years      After 5 years
-----------------------------------------------------------------------------------------------------------------------------------
Lines of credit                                   $      600,264        204,752         199,786       131,096           64,630
Standby letters of credit                                 61,294         51,463           8,443           138            1,250
Other commercial commitment                              138,693        138,693              --            --               --
-----------------------------------------------------------------------------------------------------------------------------------
Total commercial commitments                      $      800,251        394,908         208,229       131,234           65,880
-----------------------------------------------------------------------------------------------------------------------------------

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

Market risk consists of interest rate risk, foreign currency risk, commodity price risk and equity price risk. Webster's primary market risk is interest rate risk.

Interest rate risk can be defined as (1) the sensitivity of the economic value of Webster's assets less the economic value of its liabilities and off-balance sheet contracts ("equity at risk") and (2) the sensitivity of Webster's earnings to changes in interest rates ("earnings at risk"). Both types of risk measure a change in value for given changes in interest rates. Equity at risk analyzes sensitivity in the present value of cash flows over the expected life of the Bank's existing assets, liabilities and off-balance sheet contracts. It is a measure of the long-term interest rate risk to future earnings streams embedded in the Bank's current balance sheet. Key assumptions relate to the behavior of interest rates and spreads, asset prepayment speeds and decay rates on deposits. Earnings at risk analyzes sensitivity in net income after tax over a twelve-month horizon. It uses the same assumptions as equity at risk on the existing balance sheet, but also includes balance sheet growth assumptions over the next twelve months. It is a measure of short-term interest rate risk to reported earnings of the Bank. Webster believes that an effective asset/liability management process must balance the risks and rewards from both long and short-term interest rate risk in determining management strategy and action. To facilitate and manage this process, Webster has an Asset/Liability Committee ("ALCO").

The primary goal of ALCO is to manage interest rate risk to maximize net economic value and net income over time in changing interest rate environments subject to Board of Director approved limits. The Board approves limits for both equity and earnings at risk for parallel shocks in interest rates of plus and minus 100 and 200 basis points. Webster also regularly analyzes rate shocks of 300 basis points as well as ad hoc scenarios for specific economic scenarios. Equity and earnings at risk are quantified using simulation software from one of the leading firms in the field of Asset/Liability modeling. From such simulations, interest rate risk is quantified and appropriate strategies are formulated and implemented.

The simulation process uses multiple interest rate paths generated by an arbitrage-free trinomial lattice term structure model. The Base Case rate scenario, against which all others are compared, uses the month-end LIBOR/Swap yield curve as a starting point and derives forward rates for future months. Using interest rate swap option volatilities as inputs, the model creates multiple rate paths for this scenario with the forward rates as the mean. In the shock scenarios, the starting yield curve is shocked up or down in a parallel fashion. Future rate paths are then constructed in a similar manner to the Base Case.

Cash flows for all instruments are created for each scenario and each interest rate path using product specific prepayment models and account specific system data for properties such as maturity date, amortization type, coupon rate and repricing date. The Asset/Liability simulation software is enhanced with a mortgage prepayment model and a Collateralized Mortgage Obligation database provided by two other leading financial software companies. Instruments with explicit options (i.e., caps, floors, puts and calls) and implicit options (i.e., prepayment and early withdrawal ability) require such a rate and cashflow modeling approach to more accurately quantify value and risk. On the asset side, Webster's risk is impacted the most by a large amount of residential mortgage loans and mortgage-backed securities, which can typically prepay at any time without penalty and may have embedded caps and floors. On the liability side, there is a large concentration of customers with indeterminate maturity deposits who have the option to add or withdraw funds from their accounts at any time. The Bank also has the option to change the interest rate paid on these deposits at any time.

Webster has three main tools for managing interest rate risk: (1) the size and duration of the investment portfolio, (2) the size and duration of the wholesale funding portfolio and (3) the pricing and structure of its loans and deposits. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, the Committee's interest rate expectations, the Bank's risk position and other factors. ALCO delegates pricing and product design responsibilities to individuals and sub-committees, but monitors and influences their actions on a regular basis.

To a limited degree, various interest rate contracts including futures and options, interest rate swaps and interest rate caps and floors may be utilized to manage interest rate risk by reducing net exposures. These interest rate financial instruments involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate financial instruments is the amount upon which interest and other payments under the contract are based. The notional amount is not exchanged and therefore, the notional amounts should not be taken as a measure of credit risk. See Notes 3 and 10 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information.

Futures and options positions and interest rate contracts may also be utilized to minimize the price volatility of certain assets held as trading securities. Changes in the market value of these positions are recognized in the Consolidated Statements of Income in the period for which the change occurred.

The following table summarizes the estimated increase (decrease) in Webster's economic value of Webster's assets, liabilities and off-balance sheet contracts, its equity at risk, at December 31, 2001 and 2000, and the projected change to economic values, if interest rates instantaneously increase or decrease by 100 basis points.


                                                                                                Estimated Market Value Change
                                                   Book                  Market                 -----------------------------
(Dollars in thousands)                             Value                 Value                  -100 BP               +100 BP
-----------------------------------------------------------------------------------------------------------------------------------
2001
----
Assets                                      $    11,857,382             11,614,903               233,981              (286,658)
Liabilities                                      10,850,915             10,786,867               241,037              (184,241)

   Net dollar impact                                                                              (7,056)             (102,417)
   Net change as percent of Tier I Capital                                                          (0.9)%               (12.3)

2000
----
Assets                                      $    11,249,508             10,988,859               195,364              (236,007)
Liabilities                                      10,359,134             10,189,291               175,746              (165,869)
Off-Balance sheet contracts                           3,192                  3,192                (1,334)                2,806

   Net dollar impact                                                                              18,284               (67,332)
   Net change as percent of Tier I Capital                                                           2.7%                 (9.8)



The book value of assets exceeded the market value at December 31, 2001 and 2000 because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $320.1 million and $326.1 million, respectively. The above table includes interest-earning assets that are not directly impacted by changes in interest rates. The assets include equity securities of $169.9 million at December 31, 2001 and $175.7 million at December 31, 2000. The equity securities include $126.6 million of FHLB stock, $5.4 million of preferred stock and $37.9 million in common stock at December 31, 2001. See Note 3 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information concerning investment securities. Values for mortgage servicing rights have been included in the tables above as movements in interest rates affect the valuation of the servicing rights.

The following table summarizes the estimated increase (decrease) in Webster's net income for the twelve month period beginning at December 31, 2001 and 2000, if interest rates instantaneously increase or decrease by 100 basis points.


                                                                              Estimated Net Income Impact
-------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                       -100 BP            +100 BP
-------------------------------------------------------------------------------------------------------------------
2001
----
   Net dollar change                                                        $       595         (2,300)
   Net change as percent of base                                                    0.4%          (1.5)

2000
----
   Net dollar change                                                        $     1,540         (8,413)
   Net change as percent of base                                                    1.2%          (6.3)



These estimates assume that management does not take any action to mitigate any negative effects from changing interest rates. The economic values and net income estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at December 31, 2001 represents a reasonable level of risk.

FINANCIAL CONDITION
-------------------

At December 31, 2001, total assets were $11.9 billion, an increase of $607.9 million, or 5.4%, as compared to total assets of $11.2 billion at December 31, 2000. The increase in total assets for the current year period was primarily due to an increase in investment securities of $594.1 million as compared to December 31, 2000. Total liabilities increased $531.8 million for the current year period primarily due to increases in deposits and borrowings of $85.3 million and $503.1 million, respectively. Total equity at December 31, 2001 was $1.0 billion, a $116.1 million increase from $890.4 million at December 31, 2000.

Securities increased by $594.1 million, or 17.4%, to $4.0 billion at December 31, 2001. As mortgage loans prepaid at accelerated speeds due to the low interest rate environment during 2001, Webster invested more of its available funds in its securities portfolio. These additional investments were primarily mortgage-related securities, as their balance rose to $3.6 billion at December 31, 2001 from $2.8 billion, an increase of 26.4%.

Loans receivable, net increased $50.7 million, or 0.7%, to $6.9 billion at December 31, 2001. While the net balance increased slightly, Webster made progress in achieving its strategic plan for the loan portfolio. The plan called for an increase in the percentage of outstanding commercial and consumer loans, while lessening the reliance on residential mortgage lending. Residential mortgage decreased to 51.4% of net loans at December 31, 2001 from 60.8% a year earlier. Commercial and consumer loans increased to 34.1% and 15.9%, respectively, from 30.3% and 10.3%, respectively, a year earlier.

Deposits increased $85.3 million, or 1.2%, to $7.1 billion at December 31, 2001. Deposits also reflected the success of Webster's strategic plan. The increase occurred entirely in the lower cost, non-maturity deposits, as demand deposits, NOW accounts, regular savings and money market deposits increased by $579.5 million, or 16.3% while higher cost certificates of deposit decreased by $494.2 million, or 14.4%. Certificates of deposit decreased as a percentage of total deposits to 41.4% at December 31, 2001 from 49.0% a year earlier. As a result of the combined effects of the decrease in interest rates during 2001 and the migration of deposits to lower cost, non-maturity deposits, the weighted average interest rate dropped to 2.40% at December 31, 2001 from 3.34% a year earlier.

Total borrowings increased $503.1 million, or 16.6%, to $3.5 billion at December 31, 2001. Due to the current low interest rate environment, a portion of the borrowings portfolio was extended to lock in the then current lower rates. During 2001, $1.4 billion of FHLB advances outstanding at December 31, 2000 matured. New borrowings consisted of approximately $800 million refinanced into advances due within one year, while $550 million were refinanced into advances which mature within 3 years, $50 million within 5 years and $100 million within 2 years. The lengthening effect of these transactions should reduce, to some extent, the volatility of borrowing costs over the short term.

Total shareholders' equity increased to over $1 billion for the first time during 2001, ending the year at $1.0 billion, an increase of $116.1 million or 13.0%. The major components contributing to this increase were undistributed net income of $100.2 million and the unrealized net increase in the value of available for sale securities, net of taxes, of $16.7 million.

ASSET QUALITY
-------------

The slowdown in economic growth that began in 2001 had an impact on the Company's business during the year. The increases in nonperforming assets, past due loans, classified loans and charge-offs levels are reflective of the general slowdown in business activity. Management, as a result of its quarterly review of the loan portfolios, increased the loan loss provision in the second half of the year in recognition of these risk factors. The level of the overall loan loss allowance has been increased to 1.40% of gross loans at year end. Management believes the level of the allowance at December 31, 2001 is adequate for the level of risks in the portfolio.

Nonperforming assets, classified assets, loan delinquency and credit losses are considered by Webster to be key measures of asset quality. Asset quality is one of the key factors in the determination of the level of the allowance for loan losses. See "Allowance for Loan Losses" contained elsewhere within this section for further information on the allowance.

NONPERFORMING ASSETS

Webster devotes significant attention to maintaining asset quality through conservative underwriting standards, active servicing of loans and aggressively managing nonperforming assets. Nonperforming assets, which include nonaccrual loans, loans past due 90 days or more and accruing and foreclosed properties were $62.5 million and $44.3 million at December 31, 2001 and 2000, respectively. The aggregate amount of nonperforming assets increased as a percentage of total assets to .53% at December 31, 2001 from .39% at December 31, 2000.

Nonaccrual loans were $57.4 million at December 31, 2001, compared to $41.0 million at December 31, 2000. The ratio of nonaccrual loans to gross loans was ..82% and .58% at December 31, 2001 and 2000, respectively. The allowance for loan losses at December 31, 2001 was $97.3 million and represented 170% of nonaccrual loans and 1.40% of total loans. The allowance for loan losses at December 31, 2000 was $90.8 million and represented 221% of nonaccrual loans and 1.31% of total loans. Interest on nonaccrual loans that would have been recorded as additional income for the years ended December 31, 2001, 2000 and 1999 had the loans been current in accordance with their original terms approximated $3.9 million, $3.6 million, and $3.0 million, respectively. See Note 1 of Notes to Consolidated Financial Statements contained elsewhere within this report for information concerning Webster's nonaccrual loan policy.

The increase in nonaccrual loans of $16.4 million, or 39.9%, was due entirely to an increase in commercial nonaccrual loans, while declines occurred in each of the other loan categories. The increase in commercial nonaccruals resulted from the addition of $7.3 million of nonaccruing leases from Center Capital, which was purchased in March 2001, one commercial middle market credit of $8.0 million and one specialized lending unit loan of $5.4 million. The increase in nonaccruals at Center Capital is comprised of 230 loans, distributing the potential for loss over many customers. In addition to the equipment collateral, the Company generally obtains personal guarantees, where possible, and its net charge-offs ratio for the past three years has averaged 0.20%.

The following table details Webster's nonperforming assets for the last five years.



                                                                                     At December 31,
                                                    -------------------------------------------------------------------------------
(In thousands)                                           2001           2000              1999           1998           1997
-----------------------------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis:
   Residential                                      $    7,677          8,842            11,490         12,418          34,731
   Commercial                                           47,916         29,868            25,722         16,449          13,626
   Consumer                                              1,823          2,324             1,182          1,852           3,624
-----------------------------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                               57,416         41,034            38,394         30,719          51,981
-----------------------------------------------------------------------------------------------------------------------------------
Loans past due 90 days or more and accruing:
   Commercial                                               --             --               698          1,209           1,060
Foreclosed Properties:
   Residential and consumer                              2,504          2,284             2,698          1,715           8,804
   Commercial                                            2,534          1,011             2,210          3,447           6,335
-----------------------------------------------------------------------------------------------------------------------------------
   Total foreclosed property                             5,038          3,295             4,908          5,162          15,139
-----------------------------------------------------------------------------------------------------------------------------------
      Total nonperforming assets                    $   62,454         44,329            44,000         37,090          68,180
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

TROUBLED DEBT RESTRUCTURES

The following accruing loans are considered troubled debt restructurings consistent with SFAS 15. A modification of terms constitutes a troubled debt restructuring if the Bank, for reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider.


                                                                                     At December 31,
                                                    -------------------------------------------------------------------------------
(In thousands)                                           2001           2000              1999           1998           1997
-----------------------------------------------------------------------------------------------------------------------------------
   Residential                                      $    1,262          1,588             1,273          4,649           4,500
   Commercial real estate                                3,767          3,842             4,033             --              --
   Commercial                                               --             --                33          4,258           4,678
   Consumer                                                204             32               564          2,089           2,100
-----------------------------------------------------------------------------------------------------------------------------------
      Total                                         $    5,233          5,462             5,903         10,996          11,278
-----------------------------------------------------------------------------------------------------------------------------------


OTHER PAST DUE LOANS

The following table sets forth information as to the Bank's loans past due 30-89 days.


                                                                            December 31,
                           --------------------------------------------------------------------------------------------------------
                                   2001                 2000                 1999                 1998                 1997
                           --------------------------------------------------------------------------------------------------------
                                      Percent              Percent              Percent              Percent              Percent
                           Principal of loans   Principal of loans   Principal of loans   Principal of loans   Principal of loans
(Dollars in thousands)     Balances outstanding Balances outstanding Balances outstanding Balances outstanding Balances outstanding
-----------------------------------------------------------------------------------------------------------------------------------
   Residential             $  18,359   0.26%     20,974     0.30      20,499     0.34      26,727     0.48      31,479     0.56
   Commercial real estate     22,973   0.33      16,101     0.23      11,865     0.19      12,369     0.22       8,686     0.16
   Commercial                 16,286   0.23      10,883     0.16       7,104     0.12       5,613     0.10       4,061     0.07
   Consumer                    5,260   0.08       6,135     0.09       4,746     0.08       6,873     0.13       6,466     0.12
-----------------------------------------------------------------------------------------------------------------------------------
     Total                 $  62,878   0.90%     54,093     0.78      44,214     0.73      51,582     0.93      50,692     0.91
-----------------------------------------------------------------------------------------------------------------------------------


CLASSIFIED LOANS

Under the Bank's problem loan classification system, problem loans are classified as substandard, doubtful or loss (collectively classified loans), depending on the presence of certain characteristics. A loan is considered substandard if, in the opinion of management, there are potential deficiencies which could result in the loan becoming inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility that the institution could sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses that are present make collection or liquidation in full on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as loss are those considered uncollectible and of such little value that to continue to report them as loans without the establishment of a specific loss reserve is not warranted. The Bank's loan classification system is consistent with the classification system prescribed by the OTS.

When loans are classified as either substandard or doubtful, a portion of the allowance for loan losses in an amount deemed prudent by management is allocated as either a specific reserve or a general reserve against such loans. Specific reserves represent an allocation of the allowance against specific credits where a deficiency in collateral value or cash flow exists. See Note 4 of Notes to Consolidated Financial Statements included elsewhere in this report for additional information, including the recognition of cash basis interest income. All other substandard or doubtful loans receive an allocation of a general reserve. General reserves represent a portion of the allowance for loan losses which has been allocated to recognize the inherent risk associated with these loans. When loans are classified as loss, a specific allowance for the loss is established equal to 100% of the amount of the loan and a charge-off is subsequently taken for such amount. An institution's determination as to the classification of its loans and the amount of its allocated reserves is subject to review by the OTS, which can require the establishment of additional reserves if in disagreement with the institution.

The following table summarizes Webster's classified loans (substandard, doubtful and loss), including nonperforming loans at December 31, 2001 and 2000.


                                                                               Commercial
                                                                        ------------------------
                                                                        Business
                                         Total        Residential       Banking*     Specialized           CRE          Consumer
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2001
Substandard:
  Accruing                             $ 88,397           1,872          41,751          44,482              --             292
  Nonaccruing                            47,846           7,677          32,693           5,548             275           1,653
------------------------------------------------------------------------------------------------------------------------------------
   Total substandard                    136,243           9,549          74,444          50,030             275           1,945
------------------------------------------------------------------------------------------------------------------------------------
Doubtful:
  Accruing                                   66              54              --              --              --              12
  Nonaccruing                             4,464              --             895           3,399              --             170
------------------------------------------------------------------------------------------------------------------------------------
   Total doubtful                         4,530              54             895           3,399              --             182
------------------------------------------------------------------------------------------------------------------------------------
Loss                                         --              --              --              --              --              --
------------------------------------------------------------------------------------------------------------------------------------
  Total                                $140,773           9,603          75,339          53,429             275           2,127
------------------------------------------------------------------------------------------------------------------------------------

Classified as a percent of loans            2.0%            0.3             7.9            13.0              --             0.2
------------------------------------------------------------------------------------------------------------------------------------



                                                                               Commercial
                                                                        ------------------------
                                                                        Business
                                         Total        Residential       Banking*     Specialized           CRE          Consumer
------------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2000
Substandard:
  Accruing                             $ 29,448           1,912          27,015              --             516              5
  Nonaccruing                            34,911           8,842          24,038              --              --          2,031
------------------------------------------------------------------------------------------------------------------------------------
   Total substandard                     64,359          10,754          51,053              --             516          2,036
------------------------------------------------------------------------------------------------------------------------------------
Doubtful:
  Accruing                                   60              55              --              --              --              5
  Nonaccruing                             6,071              --             663           5,167              --            241
------------------------------------------------------------------------------------------------------------------------------------
   Total doubtful                         6,131              55             663           5,167              --            246
------------------------------------------------------------------------------------------------------------------------------------
Loss                                         --              --              --              --              --             --
------------------------------------------------------------------------------------------------------------------------------------
  Total                                $ 70,490          10,809          51,716           5,167             516          2,282
------------------------------------------------------------------------------------------------------------------------------------

Classified as a percent of loans            1.0%            0.3             6.7             1.2             0.1            0.3
------------------------------------------------------------------------------------------------------------------------------------


* Includes Middle Market, Small Business Banking and Lease Financing.

The increase of $70.3 million in classified loans can generally be attributed to the impact of the slowdown in the economy during the year. This increase occurred primarily in two portfolios; a $48.3 million increase in classified Specialized loans, $44.5 accruing interest, and of the $23.6 million increase in classified Business Banking loans, $14.7 are accruing interest. Improvements were achieved in the Residential, Consumer and CRE portfolios. Classified loans as a percent of total loans increased to 2.0% from 1.0% the prior year. Classified as a percentage of loans in the Specialized portfolio increased to 13.0% at December 31, 2001 from 1.2% at December 31, 2000 due to the national economic slowdown. Business Banking loans increased to 7.9% from 6.7% the prior year.

Because Webster believes that early identification and management of problem loans serves to minimize future losses, it employs a rigorous portfolio review and management process, which identifies deteriorating credit risk and proactively manages problem loans. For example, of the $44.5 million in the Specialized portfolio classified as substandard and accruing, $31.1 million were not classified as such by SNCP. At December 31, 2001, $52.3 million of nonperforming loans (excluding accruing troubled debt restructurings) were included in the classified loan total. The remaining classified loans of $88.5 million continued to perform in accordance with their contractual terms and to accrue interest. Under the definition of substandard above, these loans are considered by management to be potential problem loans.

ALLOWANCE FOR LOAN LOSSES
-------------------------

METHODOLOGY

The allowance for loan losses is maintained at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors which, in management's judgment, deserve current recognition in estimating loan losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on nonaccrual loans, classified loans and watch list loans including an analysis of the collateral for such loans. The allowance for loan losses at December 31, 2001 and 2000 totaled $97.3 million and $90.8 million, respectively. Management believes that the allowance for loan losses at December 31, 2001 is adequate to cover expected losses inherent in the loan portfolio.

Management considers the adequacy of the allowance for loan losses a critical accounting policy, consistent with the SEC's financial release concerning critical accounting policies. As such, the adequacy of allowance for loan losses is subject to judgement in its determination. Actual loan losses could differ materially from management's calculation if actual loss factors and conditions differ significantly from the assumptions utilized by management. These factors and conditions include the general economic conditions within Connecticut and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for loan losses is adequate as of December 31, 2001, actual results may prove different and these differences could be significant.

Webster's methodology for assessing the appropriateness of the allowance consists of several key elements. The loan portfolio is segmented into pools of loans that are similar in type and risk characteristic. These homogeneous pools are tracked over time and historic delinquency, nonaccrual and loss information is collected and analyzed. In addition, problem loans are identified and analyzed individually on a periodic basis to detect specific probable losses. Webster collects industry delinquency, nonaccrual and loss data for the same portfolio segments for comparison purposes.

Webster analyzes the data and estimates probable losses in the portfolio by calculating formula allowances for homogeneous pools of loans and classified loans and specific allowances for impaired loans. The formula allowance is calculated by applying loss factors to the loan pools and certain unused commitments, based on historic default and loss rates, internal risk ratings, and other risk-based characteristics. Changes in risk ratings, and other risk factors, from period to period for both performing and nonperforming loans affect the calculation of the formula allowance. Loss factors are based on Webster's loss experience, and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Webster considers the following when determining probable losses:

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

o Comparable industry charge-off statistics by line of business, broadly defined as residential, consumer, home equity and second mortgages, commercial real estate and commercial and industrial lending, are utilized as factors in calculating loss estimates in the loan portfolios.

o Actual losses by portfolio segment are reviewed to validate estimated future probable losses.

ALLOWANCE FOR LOAN LOSSES

At December 31, 2001, Webster's allowance for loan losses was $97.3 million, or 1.4% of the total loan portfolio, and 169% of total nonaccrual loans. This compares with an allowance for loan losses of $90.8 million or 1.3% of the total loan portfolio, and 221% of total nonaccrual loans at December 31, 2000.

Net charge-offs for 2001 totaled $9.7 million as compared to $4.6 million for 2000 reflecting an increase in net charge-offs of $5.1 million, for the current period. The increase was primarily the result of commercial and industrial net charge-offs being $5.5 million higher for 2001. The increase is primarily due to $3.3 million of specialized lending charge-offs and $2.0 million of commercial loan charge-offs. Three loan relationships accounted for $3.7 million of the overall increase.

Management performs its review of the loan portfolio, loan loss allowance and considers various factors when determining the adequacy of the allowance. This review included the specialized lending portfolio and the additional risks inherent in this portfolio. Based upon this review, management believes that the allowance for loan losses at December 31, 2001 is adequate to cover probable losses in the loan portfolio.

A summary of the activity in the allowance for loan losses for the last five years follows:


                                                                    For the years ended December 31,
                                                    -------------------------------------------------------------------------------
(Dollars in thousands)                                   2001           2000              1999           1998           1997
-----------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                      $   90,809         72,658            65,201         71,599          63,047

Allowances from purchase transactions                    1,851         10,980             3,647             --           2,108
Reclassification of allowance for segregated
   asset losses                                             --             --                --          2,623              --
Provisions charged to operations                        14,400         11,800             9,000          8,103          26,449
-----------------------------------------------------------------------------------------------------------------------------------
   Subtotal                                            107,060         95,438            77,848         82,325          91,604
-----------------------------------------------------------------------------------------------------------------------------------
Charge-offs:
   Residential                                          (1,096)        (1,583)           (3,246)       (13,662)        (16,281)
   Commercial                                           (8,978)        (3,781)           (2,376)        (2,644)         (5,446)
   Commercial real estate (a)                               --             --                --         (1,400)           (593)
   Consumer                                             (1,501)        (1,452)           (1,784)        (3,556)         (4,305)
-----------------------------------------------------------------------------------------------------------------------------------
                                                       (11,575)        (6,816)           (7,406)       (21,262)        (26,625)
Recoveries:
   Residential                                             333            372               838          1,081           4,368
   Commercial                                            1,267          1,571             1,079          2,755           1,697
   Commercial real estate (a)                               --             --                --             --              --
   Consumer                                                222            244               299            302             555
-----------------------------------------------------------------------------------------------------------------------------------
   Net charge-offs                                      (9,753)        (4,629)           (5,190)       (17,124)        (20,005)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                            $   97,307         90,809            72,658         65,201          71,599
-----------------------------------------------------------------------------------------------------------------------------------


The ratio of net charge-offs to average loans outstanding for the last five years follows:


                                                                              For the years ended December 31,
                                                     ------------------------------------------------------------------------------
                                                         2001           2000              1999           1998           1997
-----------------------------------------------------------------------------------------------------------------------------------
   Residential                                            0.02%           0.03              0.06           0.31           0.30
   Commercial                                             0.58            0.21              0.21           0.43           1.21
   Consumer                                               0.16            0.19              0.28           0.57           0.64
-----------------------------------------------------------------------------------------------------------------------------------
      Total                                               0.14%           0.07              0.09           0.32           0.37
-----------------------------------------------------------------------------------------------------------------------------------


(a) All small business loans, both commercial and commercial real estate, are considered commercial for purposes of charge-offs and recoveries.

The following table presents an allocation of the Bank's allowance for loan losses at the dates indicated and the related percentage of loans in each category to the Bank's loan receivable portfolio.



                                                                             At December 31,
                                  -------------------------------------------------------------------------------------------------
                                        2001                 2000                1999                1998              1997
                                  -------------------------------------------------------------------------------------------------
                                           Percent              Percent             Percent             Percent            Percent
                                           of loans            of loans            of loans            of loans           of loans
                                           in each              in each             in each             in each            in each
                                           category            category            category            category           category
                                           to total            to total            to total            to total           to total
 (Dollars in thousands)           Amount     loans     Amount    loans    Amount     loans    Amount     loans    Amount    loans
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end
   of period applicable to:
   Residential mortgage          $  17,614   50.67%    18,321    60.01     25,196    63.97    23,237     69.64    30,635    72.09
   Commercial real estate           22,894   13.99     20,865    12.40     20,630    12.16    22,309     11.06    17,702    10.52
   Commercial loans                 47,390   19.63     43,798    17.48     20,566    15.01    13,430      9.85    12,096     6.61
   Consumer loans                    9,409   15.71      7,825    10.11      6,266     8.86     6,225      9.45    11,166    10.78
-----------------------------------------------------------------------------------------------------------------------------------
   Total                         $  97,307  100.00%    90,809   100.00     72,658   100.00    65,201    100.00    71,599   100.00
-----------------------------------------------------------------------------------------------------------------------------------


IMPACT OF INFLATION AND CHANGING PRICES
---------------------------------------

The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, substantially all of the assets and liabilities of a banking institution are monetary in nature. As a result, interest rates have a more significant impact on Webster's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

RECENT FINANCIAL ACCOUNTING STANDARDS
-------------------------------------

On October 3, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement changes financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by broadening the presentation of discontinued operations to include more disposal transactions. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement are to be applied prospectively. Webster does not expect any material impact on its financial statements when this Statement is adopted.

On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 applies to all entities. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Under this Statement, the liability is discounted and the accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. The FASB issued this Statement to provide consistency for the accounting and reporting of liabilities associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is permitted. Webster does not expect any material impact on its financial statements when this Statement is adopted.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

Currently, the FASB has stated that the unidentifiable intangible asset acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeds the fair value of the assets acquired, should continue to be accounted for under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." Under Statement 72, all of the intangible assets associated with branch acquisitions recorded on the Company's consolidated balance sheet as of December 31, 2001 would continue to be amortized, as in prior periods. The FASB has announced that additional research will be performed to decide whether unidentifiable intangible assets recorded under Statement 72 should be accounted for similarly to goodwill under Statement 142. However, issuance of a final opinion with respect to this matter is not expected until the fourth quarter of 2002.

Webster adopted the provisions of Statement 141 effective July 1, 2001 and such adoption did not have an impact on the consolidated financial statements. Webster is required to adopt the provisions of Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continues to be amortized prior to the adoption of Statement 142.

Statement 141 requires, upon adoption of Statement 142, a company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of income. Finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be taken into income as the cumulative effect of a change in accounting principle.

As of the date of adoption, Webster expects to have unamortized goodwill in the amount of $222.7 million, unamortized identifiable intangible assets in the amount of $76.2 million, unamortized unidentifiable intangible assets subject to the provisions of Statement 72 of $20.3 million, all of which will be subject to the transition provisions of Statements 141 and 142. For the year ended December 31, 2001, amortization expense related to goodwill was $14.0 million, to identifiable intangibles was $16.1 million and to Statement 72 unidentifiable intangible assets was $1.1 million. While our transitional impairment analysis is not complete, management does not expect any significant transitional impairment losses. Absent any impairment losses, it is estimated at this time that diluted earnings per share for the 2002 fiscal year will be favorably impacted by approximately $.28 per share due to the cessation of amortization of goodwill. Impairment losses, if any, whether transitional or subsequent to adoption of Statement 142, may offset some or all of this favorable impact. Identifiable intangibles, such as core deposit intangibles, have continued to be amortized and recognized as an expense.

TAXATION
--------

DEFERRED TAX ASSET, NET

At December 31, 2001, Webster's net deferred tax asset approximated $33.2 million, including a valuation allowance of approximately $11.0 million for state tax benefits that, in management's current estimate, will not be realized. Management believes that Webster will generate sufficient taxable income in future years to fully realize the net deferred tax asset, however, there can be no absolute assurance that Webster will generate any specific level of future taxable income. The Company has sufficient taxable income currently and in carryback periods to expect full realization of its net deferred tax asset.

Management considers the valuation allowance for deferred tax assets to be a critical accounting policy, consistent with the SEC's financial release on critical accounting policies. As such, the determination of the valuation allowance for deferred tax assets is subject to judgement. The actual realization of the assets could differ materially from that recognized in the consolidated financial statements if actual factors and conditions differ from those used by management. These factors and conditions include federal and state tax laws and regulations and future levels of Webster taxable income.

FEDERAL INCOME TAX LEGISLATION

Certain legislation enacted during August 1996: 1) eliminated the "thrift bad debt" method of calculating bad debt deductions after 1995; 2) required the recapture (into taxable income) of certain post-1987 bad debt reserves; and 3) provided for more limited circumstances in which certain pre-1988 bad debt reserves would be recaptured. Webster had previously recorded a deferred tax liability for the post-1987 reserves, and its total tax expense for financial reporting purposes was not affected by the legislation. Webster's pre-1988 reserves at both December 31, 2001 and 2000 were approximately $50.0 million, and it does not expect such reserves to be recaptured into taxable income.

STATE INCOME TAX LEGISLATION

During May 1998, the State of Connecticut enacted tax legislation (effective in 1999) allowing for the formation of a Passive Investment Company ("PIC") by a financial service company ("FSC"). The legislation exempts a PIC from Connecticut taxation and also exempts dividends paid from a PIC to a related, qualified FSC from Connecticut tax. Webster Bank, a qualified FSC under the legislation, organized a PIC that began operation during the first quarter of 1999. The PIC reduced Webster's Connecticut tax expense beginning with tax year 1999 and a deferred tax charge was taken in 1998 as a result of its formation.

FORWARD LOOKING STATEMENTS
--------------------------

This Annual Report contains forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from management expectations, projections and estimates. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of Webster's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting Webster's operations, markets, products services and prices. Such developments, or any combination thereof, could have an adverse impact on Webster's financial position and results of operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Information regarding quantitative and qualitative disclosures about market risk appears under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 29 through 31 under the caption "Asset/Liability Management and Market Risk".


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

See Pages F-1 through F-43 contained within this report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.


                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Information regarding the directors and executive officers of the Corporation is omitted from this report as the Corporation has filed its definitive proxy statement within 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Information required by this Item is omitted from this Report as the Corporation has filed a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Information regarding certain relationships and related transactions is omitted from this Report as the Corporation has filed a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)(1) The Consolidated Financial Statements of Registrant and its subsidiaries are included within Item 8 of Part II of this report.

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The exhibits listed on the Exhibit Index page of this Annual Report are either filed as part of this Report or are incorporated herein by reference; references to First Federal Bank now mean Webster Bank:

                                  EXHIBIT INDEX

EXHIBIT NO.                                           EXHIBIT DESCRIPTION
---------------------------------------------------------------------------------------------------------------------------
Exhibit No. 3.       Certificate of Incorporation and Bylaws.

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

            10.2     Amendment to 1986 Stock Option Plan (filed as Exhibit 10.3 to the Corporation's Annual Report on Form 10-K
                     for the fiscal year ended December 31, 1998 and incorporated herein by reference).

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

            10.8     Amended and Restated 1992 Stock Option Plan (filed as Exhibit 99.2 to the Corporation's Registration
                     Statement on Form S-8, filed with the SEC on August 8, 2001 and incorporated herein by reference).

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





            10.14    2001 Directors Retainer Fees Plan (filed as Exhibit A to the Corporation's Definitive Proxy Statement filed with the SEC on March 21, 2001 and incorporated herein by reference).

            10.15    Supplemental Retirement Plan for Employees of First Federal Bank, as amended and restated effective as of
                     October 1, 1994 (filed as Exhibit 10.26 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

            10.16    Amendment No. 1 to the Supplemental Retirement Plan for Employees of First Federal Bank (filed as Exhibit
                     10.15 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

            10.17    Amendment No. 2 to the Supplemental Retirement Plan for Employees of First Federal Bank (filed as Exhibit
                     10.16 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

            10.18    Amendment No. 3 to the Supplemental Retirement Plan for Employees of Webster Bank (filed as Exhibit 10.17 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

            10.19    Qualified Performance-Based Compensation Plan (filed as Exhibit A to the Corporation's definitive proxy materials for the Corporation's 1998 Annual Meeting of Shareholders and incorporated herein by reference).

            10.20    Employee Stock Purchase Plan (filed as Appendix A to the Company's Definitive Proxy Statement filed with the
                     SEC on March 23, 2000).

            10.21    Employment Agreement, dated as of January 1, 1998, among James C. Smith, the Corporation and Webster Bank
                     (filed as Exhibit 10.27 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December
                     31, 1997 and incorporated herein by reference).

            10.22    Employment Agreement, dated as of January 1, 1998, among William T. Bromage, the Corporation and Webster Bank
                     (filed as Schedule 10.27 to Exhibit 10.27 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

            10.23    Employment Agreement, dated as of January 1, 1998, among Peter K. Mulligan, the Corporation and Webster Bank
                     (filed as Schedule 10.27 to Exhibit 10.27 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

            10.24    Employment Agreement, dated as of January 1, 1998, among Ross M. Strickland, the Corporation and Webster Bank
                     (filed as Schedule 10.27 to Exhibit 10.27 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

            10.25    Amendment to Employment Agreement, entered into as of March 17, 1998, by and among Webster Bank, the
                     Corporation and James C. Smith (filed as Exhibit 10.28 to the Corporation's Annual Report on Form 10-K for
                     the fiscal year ended December 31, 1997 and incorporated herein by reference).

            10.26    Amendment to Employment Agreement, entered into as of March 17, 1998, by and among Webster Bank, the
                     Corporation and William T. Bromage (filed as Schedule 10.28 to Exhibit 10.28 to the Corporation's Annual
                     Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).






            10.27    Amendment to Employment Agreement, entered into as of March 17, 1998, by and among Webster Bank, the
                     Corporation and Peter K. Mulligan (filed as Schedule 10.28 to Exhibit 10.28 to the Corporation's Annual
                     Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

            10.28    Amendment to Employment Agreement, entered into as of March 17, 1998, by and among Webster Bank, the
                     Corporation and Ross M. Strickland (filed as Schedule 10.28 to Exhibit 10.28 to the Corporation's Annual
                     Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

            10.29    Change of Control Employment Agreement, dated as of December 15, 1997, by and between the Corporation and
                     James C. Smith (filed as Exhibit 10.29 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

            10.30    Change of Control Employment Agreement, dated as of December 15, 1997, by and between the Corporation and
                     William T. Bromage (filed as Schedule 10.29 to Exhibit 10.29 to the Corporation's Annual Report on Form 10-K
                     for the fiscal year ended December 31, 1997 and incorporated herein by reference).

            10.31    Change of Control Employment Agreement, dated as of December 15, 1997, by and between the Corporation and
                     Peter K. Mulligan (filed as Schedule 10.29 to Exhibit 10.29 to the Corporation's Annual Report on Form 10-K
                     for the fiscal year ended December 31, 1997 and incorporated herein by reference).

            10.32    Change of Control Employment Agreement, dated as of December 15, 1997, by and between the Corporation and
                     Ross M. Strickland (filed as Schedule 10.29 to Exhibit 10.29 to the Corporation's Annual Report on Form 10-K
                     for the fiscal year ended December 31, 1997 and incorporated herein by reference).

            10.33    Employment Agreement, dated as of March 30, 2001, among William J. Healy, the Corporation and Webster Bank
                     (filed as Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 30,
                     2001 and incorporated herein by reference).

            10.34    Change of Control Employment Agreement, dated as of March 30, 2001, by and between Webster Financial
                     Corporation and William J. Healy (filed as Exhibit 10.2 to the Corporation's Quarterly Report on Form 10-Q
                     for the quarter ended March 30, 2001 and incorporated herein by reference).

            10.35    Purchase and Assumption Agreement, dated as of October 2, 1992, among the Federal Deposit Insurance
                     Corporation (the "FDIC"), in its corporate capacity as receiver of First Constitution Bank, the FDIC and
                     First Federal Bank (filed as Exhibit 2 to the Corporation's Current Report on Form 8-K filed with the SEC on
                     October 19, 1992 and incorporated herein by reference).

            10.36    Amendment No. 1 to Purchase and Assumption Agreement, made as of August 8, 1994, by and between the FDIC, the
                     FDIC as receiver of First Constitution Bank, and First Federal Bank (filed as Exhibit 10.36 to the
                     Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

            10.37    Indenture, dated as of June 15, 1993, between the Corporation and Chemical Bank, as trustee, relating to the
                     Corporation's 8 3/4% Senior Notes due 2000 (filed as Exhibit 99.5 to the Corporation's Current Report on Form
                     8-K/A filed with the SEC on November 10, 1993 and incorporated herein by reference).





            10.38    Junior Subordinated Indenture, dated as of January 29, 1997 between the Corporation and The Bank of New York, as trustee, relating to the Corporation's Junior Subordinated Deferrable Interest Debentures (filed as
                     Exhibit 10.41 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

Exhibit No. 21       Subsidiaries.

Exhibit No. 23       Consent of KPMG LLP

                     (b)      Reports on Form 8-K
                               No reports were filed for the fourth quarter period ending December 31, 2001.

                     (c)      Exhibits to this Form 10-K are attached or incorporated herein by reference as stated above.

                     (d)      Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 8, 2002.

                                       WEBSTER FINANCIAL CORPORATION


                                        By  /s/ James C. Smith
                                            ------------------------------------
                                            James C. Smith
                                            Chairman and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 8, 2002.



                    Name:                                                       Title:
                    -----                                                       ------


        /s/ James C. Smith                                        Chairman and Chief Executive Officer
       ----------------------------------------------             (Principal Executive Officer)
       James C. Smith



        /s/ William J. Healy                                      Executive Vice President and
       ----------------------------------------------             Chief Financial Officer
       William J. Healy                                           (Principal Financial and Accounting Officer)



        /s/ Achille A. Apicella                                   Director
       ----------------------------------------------
       Achille A. Apicella



        /s/ Joel S. Becker                                        Director
       ----------------------------------------------
       Joel S. Becker



        /s/ O. Joseph Bizzozero, Jr.                              Director
       ----------------------------------------------
       O. Joseph Bizzozero, Jr.



        /s/ William T. Bromage                                    President and Director
       ----------------------------------------------
       William T. Bromage


        /s/ George T. Carpenter                                   Director
       ----------------------------------------------
        George T. Carpenter



        /s/ John J. Crawford                                      Director
       ----------------------------------------------
       John J. Crawford



        /s/ Robert A. Finkenzeller                                Director
       ----------------------------------------------
       Robert A. Finkenzeller



       /s/ Edgar C. Gerwig                                        Director
       ----------------------------------------------
       Edgar C. Gerwig



       /s/ C. Michael Jacobi                                      Director
       ----------------------------------------------
       C. Michael Jacobi



        /s/ John F. McCarthy                                      Director
       ----------------------------------------------
       John F. McCarthy



       /s/ Michael G. Morris                                      Director
       ----------------------------------------------
       Michael G. Morris



       /s/ Sister Marguerite F. Waite                             Director
       ----------------------------------------------
       Sister Marguerite F. Waite