Form 10-Q
period 2002-03-31
WEBSTER FINANCIAL CORP
filed 2002-05-15
CIK 801337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended MARCH 31, 2002.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from _______________to_______________.

    Commission File Number: 0-15213.

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
                                               [X]  Yes          [ ]  No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (par value $ .01)                              48,893,132
------------------------------                     -----------------------------
            Class                                  Outstanding at April 30, 2002

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX
--------------------------------------------------------------------------------

                                                                                                       PAGE NO.
                                                                                                       --------
PART I - FINANCIAL INFORMATION

   Item 1.   Interim Financial Statements
       Consolidated Statements of Condition at March 31, 2002 (unaudited) and December 31, 2001            3

       Consolidated Statements of Income for the three months ended March 31, 2002
         and 2001 (unaudited)                                                                              4

       Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2002
         and 2001 (unaudited)                                                                              5

       Consolidated Statements of Comprehensive Income for the three months ended March 31, 2002
         and 2001 (unaudited)                                                                              6

       Consolidated Statements of Cash Flows for the three months ended March 31, 2002
         and 2001 (unaudited)                                                                              7

       Notes to Consolidated Financial Statements                                                          9

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations        22

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                   33

PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                                                            34

   Item 2.   Changes in Securities and Use of Proceeds                                                    34

   Item 3.   Defaults upon Senior Securities                                                              34

   Item 4.   Submission of Matters to a Vote of Security Holders                                          34

   Item 5.   Other Information                                                                            34

   Item 6.   Exhibits and Reports on Form 8-K                                                             34

EXHIBIT  INDEX AND DESCRIPTION                                                                            35

SIGNATURE                                                                                                 36

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL INFORMATION
-----------------------------

                      CONSOLIDATED STATEMENTS OF CONDITION

-------------------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
                                                                                    MARCH 31,          DECEMBER 31,
(In thousands, except share and per share data)                                       2002                2001
-------------------------------------------------------------------------------------------------------------------
ASSETS:

Cash and due from depository institutions                                         $    167,160            218,908
Short-term investments                                                                  33,472             35,937
Securities: (Note 2)
  Trading, at fair value                                                                   527                 --
  Available for sale, at fair value                                                  4,221,800          3,999,133
Loans receivable, net  (Notes 3 and 4)                                               7,140,331          6,869,911
Goodwill (Note 13)                                                                     223,562            222,699
Other intangible assets (Note 13)                                                       93,040             97,352
Cash surrender value of life insurance                                                 165,225            163,023
Premises and equipment, net                                                             82,209             82,808
Accrued interest receivable                                                             58,928             54,288
Deferred tax asset, net (Note 5)                                                        42,812             33,158
Prepaid expenses and other assets                                                      113,034             80,165
-------------------------------------------------------------------------------------------------------------------
   Total assets                                                                   $ 12,342,100         11,857,382
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Deposits  (Note 8)                                                                $  7,169,346          7,066,471
Federal Home Loan Bank advances (Note 6)                                             2,399,579          2,531,179
Securities sold under agreements to repurchase and other borrowings (Note 7)         1,503,647          1,002,185
Accrued expenses and other liabilities                                                  98,459             91,503
-------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                 11,171,031         10,691,338
-------------------------------------------------------------------------------------------------------------------

Corporation-obligated mandatorily redeemable capital securities of
  subsidiary trusts                                                                    150,000            150,000
Preferred stock of subsidiary corporation                                                9,577              9,577

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value:
  Authorized - 200,000,000 shares
  Issued -  49,502,742 shares at March 31, 2002 and
    at December 31, 2001                                                                   495                495
Paid-in capital                                                                        414,906            415,194
Retained earnings                                                                      621,336            590,254
Less: Treasury stock at cost, 623,387 shares at March 31, 2002
  and 353,325 shares at December 31, 2001                                              (19,404)           (10,141)
Unearned compensation                                                                   (4,090)            (3,998)
Less: Employee Stock Ownership Plan shares purchased with debt                              --               (286)
Accumulated other comprehensive (loss) income                                           (1,751)            14,949
-------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                         1,011,492          1,006,467
-------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                      $ 12,342,100         11,857,382
===================================================================================================================

See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

---------------------------------------------------------------------------------------------------
                                                                       THREE MONTHS ENDED MARCH 31,
(In thousands, except per share data)                                       2002         2001
---------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans                                                                     $111,495       138,628
Securities and short-term investments (Note 2)                              59,598        57,984
---------------------------------------------------------------------------------------------------
  Total interest income                                                    171,093       196,612
---------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Deposits (Note 8)                                                           39,613        59,436
Borrowings                                                                  34,997        49,465
---------------------------------------------------------------------------------------------------
  Total interest expense                                                    74,610       108,901
---------------------------------------------------------------------------------------------------

Net interest income                                                         96,483        87,711
Provision for loan losses (Note 4)                                           4,000         3,200
---------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                         92,483        84,511
---------------------------------------------------------------------------------------------------

NONINTEREST INCOME:
Fees and service charges                                                    18,636        16,035
Insurance revenue                                                            7,436         5,014
Trust and investment services                                                4,387         4,394
Financial advisory services                                                  3,959         4,505
Increase in cash surrender value of life insurance                           2,202         2,324
Gain on sale of securities, net                                              3,405         4,249
Gain on sale of loans, net                                                     393            94
Other                                                                        1,784         2,871
---------------------------------------------------------------------------------------------------
  Total noninterest income                                                  42,202        39,486
---------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:
Compensation and benefits                                                   40,148        35,617
Occupancy                                                                    6,285         6,880
Furniture and equipment                                                      6,568         6,711
Intangible asset amortization (Note 13)                                      4,313         7,564
Marketing                                                                    2,424         2,090
Professional services                                                        2,327         1,570
Capital securities                                                           3,616         3,616
Branch reconfiguration                                                          --         3,703
Other                                                                       11,512        10,469
---------------------------------------------------------------------------------------------------
  Total noninterest expense                                                 77,193        78,220
---------------------------------------------------------------------------------------------------

Income before income taxes, extraordinary item and
  Cumulative effect of change in method of accounting                       57,492        45,777
Income taxes                                                                18,056        15,167
---------------------------------------------------------------------------------------------------
Income before extraordinary item and cumulative effect
  of change in method of accounting                                         39,436        30,610
Extraordinary item - early extinguishment of debt (net
  of taxes) (Note 10)                                                           --        (1,209)
cumulative effect of change in method of accounting (net
  of taxes) (Note 11)                                                           --        (2,418)
---------------------------------------------------------------------------------------------------
NET INCOME                                                                $ 39,436        26,983
===================================================================================================

Net Income Per Common Share: (Notes 12 and 13)
  Basic                                                                   $   0.81          0.55
  Diluted                                                                     0.80          0.54

Dividends paid per common share                                               0.17          0.16


See accompanying notes to consolidated interim financial statements

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                               Employee  Accumulated
                                                                                                 Stock      Other
                                                                                               Ownership   Compre-
                                                                                   Unearned  Plan Shares  hensive
                                       Common    Paid-in    Retained    Treasury   Compen-    Purchased   Income
(In thousands, except per share data)  Stock     Capital    Earnings      Stock    sation     With Debt   (Loss)        Total
---------------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000            $   495    416,334     490,078    (13,361)   (1,640)      (642)       (890)      890,374
---------------------------------------------------------------------------------------------------------------------------------
Net income for the three months
  ended March 31, 2001                     --         --      26,983         --        --         --          --        26,983
Dividends paid                             --         --      (7,852)        --        --         --          --        (7,852)
Allocation of ESOP shares                  --        440          --         --        --        356          --           796
Exercise of stock options                  --       (767)         --      3,601        --         --          --         2,834
Common stock repurchased                   --         --          --     (1,191)       --         --          --        (1,191)
Consideration granted for
  purchase acquisitions                    --        137          --        680        --         --          --           817
Restricted stock grants, net
  of amortization                          --         --          --         --       129         --          --           129
Net unrealized gain on
  securities available for
   sale, net of taxes                      --         --          --         --        --         --      12,029        12,029
Other, net                                 --         --          (8)        --        --         --          --            (8)
---------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001               $   495    416,144     509,201    (10,271)   (1,511)      (286)     11,139       924,911
=================================================================================================================================

THREE MONTHS ENDED MARCH 31, 2002
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001            $   495    415,194     590,254    (10,141)   (3,998)      (286)     14,949     1,006,467
---------------------------------------------------------------------------------------------------------------------------------
Net income for the three months
  ended March 31, 2002                     --         --      39,436         --        --         --          --        39,436
Dividends paid                             --         --      (8,337)        --        --         --          --        (8,337)
Allocation of ESOP shares                  --        571          --         --        --        286          --           857
Exercise of stock options                  --       (694)         --      2,496        --         --          --         1,802
Common stock repurchased                   --         --          --    (12,477)       --         --          --       (12,477)
Restricted stock grants, net
  of amortization                          --         --         (17)       718       (92)        --          --           609
Net unrealized loss on
  securities available for
   sale, net of taxes                      --         --          --         --        --         --     (16,700)      (16,700)
Other, net                                 --       (165)         --         --        --         --          --          (165)
---------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002               $   495    414,906     621,336    (19,404)   (4,090)        --      (1,751)    1,011,492
=================================================================================================================================


See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

-------------------------------------------------------------------------------------------------------------
                                                                                 THREE MONTHS ENDED MARCH 31,
(In thousands)                                                                       2002           2001
-------------------------------------------------------------------------------------------------------------
Net income                                                                         $ 39,436         26,983

Other comprehensive (loss) income, net of tax:
  Unrealized net holding (loss) gain on securities available for sale arising during the period (net of income tax effect of ($9,764)
    and $7,944 for 2002 and 2001, respectively)                                     (14,428)        14,753

  Reclassification adjustment for net gains included in
   net income (net of income tax effect of $1,224
    and $1,466 for 2002 and 2001, respectively)                                      (2,272)        (2,724)
-------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                                                   (16,700)        12,029
-------------------------------------------------------------------------------------------------------------
Comprehensive income                                                               $ 22,736         39,012
=============================================================================================================

See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                         THREE MONTHS ENDED MARCH 31,
(In thousands)                                                                               2002            2001
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                             $  39,436          26,983
   Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                 4,000           3,200
    Depreciation and amortization                                                             5,287           5,118
    Amortization (accretion) of securities premiums/discounts, net                               18            (159)
    Amortization (accretion) of loan premiums/discounts, net                                  2,708            (929)
    Amortization of intangible assets                                                         4,313           7,564
    Cumulative effect of change in accounting method  (Note 11)                                  --           3,614
    Gains on sale of foreclosed properties, net                                                (141)           (262)
    Gains on sale of securities, net                                                         (3,496)         (4,190)
    Gains on the sale of loans, net                                                            (393)            (94)
    Losses (gains) on trading securities, net                                                    91             (59)
    (Increase) decrease in trading securities                                                  (618)             35
    Loans originated for sale                                                              (208,597)        (76,370)
    Proceeds from sale of loans, originated for sale                                        250,167          57,267
    (Increase) decrease in interest receivable                                               (4,640)            835
    (Increase) decrease in prepaid expenses and other assets, net                           (33,149)          4,904
    Increase (decrease) in interest payable                                                   9,231         (19,186)
    (Decrease) increase in accrued expenses and other liabilities, net                       (2,074)        123,326
    Increase in cash surrender value of life insurance                                       (2,202)         (2,324)
---------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                                59,941         129,273
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
    Purchases of securities, available for sale                                            (766,842)       (736,592)
    Principal collected on securities                                                       387,000          74,977
    Maturities of securities                                                                  2,570          84,919
    Proceeds from sale of securities, available for sale                                    130,655         310,698
    Decrease in short-term investments, net                                                   2,465           1,441
    (Increase) decrease in loans, net                                                      (319,283)         55,370
    Proceeds from sale of foreclosed properties                                               2,131           1,504
    Net cash from (purchase) sale of premises and equipment                                  (3,682)          1,958
    Net cash paid for purchase acquisitions                                                      --         (10,066)
    Other, net                                                                                 (428)             --
---------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                                  (565,414)       (215,791)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
    Increase (decrease) in deposits, net                                                    102,875         (27,064)
    Net decrease of FHLB advances                                                          (131,600)       (590,881)
    Net increase in securities sold under agreement to repurchase and
     other borrowings                                                                       501,462         722,778
    Cash dividends paid to common shareholders                                               (8,337)         (7,852)
    Redemption of Series A preferred stock of subsidiary corporation                             --         (40,000)
    Exercise of stock options                                                                 1,802           2,834
    Common stock repurchased                                                                (12,477)         (1,191)
---------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                               453,725          58,624
---------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                       (51,748)        (27,894)
Cash and cash equivalents at beginning of period                                            218,908         265,035
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $ 167,160         237,141
=====================================================================================================================

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------------------------------------
                                                                                 THREE MONTHS ENDED MARCH 31,
(In thousands)                                                                        2002        2001
-------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:
   Income taxes paid                                                                $ 2,236           19
   Interest paid                                                                     65,379      128,087

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING, INVESTING AND
  FINANCING ACTIVITIES:
   Transfer of loans to foreclosed properties                                       $   977        1,233
   Reclassification of held to maturity securities to available for sale (fair
    value of $248,215 at January 1, 2001)                                                --      261,747
-------------------------------------------------------------------------------------------------------------

Assets acquired and liabilities assumed in purchase business combinations were as follows:

-------------------------------------------------------------------------------------------------------------
                                                                                 THREE MONTHS ENDED MARCH 31,
(In thousands)                                                                        2002        2001
-------------------------------------------------------------------------------------------------------------
Fair value of noncash assets acquired in purchase acquisitions                      $    --      244,405
Fair value of liabilities assumed in purchase acquisitions                               --      249,152
Common stock issued in purchase business combinations                                    --          817
-------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
--------------------------------------------------------------

The Consolidated Financial Statements include the accounts of Webster Financial Corporation ("Webster" or the "Company") and its subsidiaries. The Consolidated Financial Statements and Notes thereto have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the periods presented. The actual results of Webster could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan losses and the valuation allowance for the deferred tax asset. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - SECURITIES
-------------------

A summary of securities follows:

                                                MARCH 31, 2002                          DECEMBER 31, 2001
---------------------------------------------------------------------------------------------------------------------------
                                                     Gross                                        Gross
                                  Amortized       Unrealized          Fair       Amortized      Unrealized          Fair
(In thousands)                    Cost (a)      Gains     Losses      Value         Cost      Gains   Losses        Value
---------------------------------------------------------------------------------------------------------------------------
TRADING SECURITIES:
Municipal securities             $       527         --       --          527           --        --       --            --
---------------------------------------------------------------------------------------------------------------------------

AVAILABLE FOR SALE PORTFOLIO:
U.S. Treasury Notes                       --         --       --           --        2,014        --       --         2,014
Municipal bonds and notes             82,039      1,216     (586)      82,669       78,349     1,266     (536)       79,079
Corporate bonds and notes            196,637        228  (17,276)     179,589      207,024       786  (18,428)      189,382
Equity securities (b)                159,814      9,811   (2,622)     167,003      166,351     7,649   (4,114)      169,886
Mortgage-backed securities (c)     3,784,410     33,331  (25,202)   3,792,539    3,519,067    50,008  (10,303)    3,558,772
---------------------------------------------------------------------------------------------------------------------------
                                 $ 4,222,900     44,586  (45,686)   4,221,800    3,972,805    59,709  (33,381)    3,999,133
---------------------------------------------------------------------------------------------------------------------------
Total                            $ 4,223,427     44,586  (45,686)   4,222,327    3,972,805    59,709  (33,381)    3,999,133
===========================================================================================================================

(a) For trading securities, this value represents book value, which includes recognized gains and losses.
(b) As of March 31, 2002, the fair value of equity securities consisted of Federal Home Loan Bank ("FHLB") stock of $127.5 million, preferred stock of $5.4 million and common stock of $34.1 million. The fair value of equity securities at December 31, 2001 consisted of FHLB stock of $126.6 million, preferred stock of $5.4 million and common stock of $37.9 million.
(c) Includes mortgage-backed securities, which are guaranteed by Fannie Mae, Freddie Mac and Government National Mortgage Association and represent participating interests in direct pass-through pools of mortgage loans originated and serviced by the issuers of the securities.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3: LOANS RECEIVABLE, NET
-----------------------------

A summary of loans, net follows:

----------------------------------------------------------------------------------------------------
                                                      MARCH 31,                     DECEMBER 31,
(Dollars in thousands)                                   2002                          2001
----------------------------------------------------------------------------------------------------
                                              Amount             %           Amount             %
                                              ------            ---          ------            ---
Residential mortgage loans:
   1-4 family units                        $ 3,265,105          45.8%     $ 3,058,662          44.5%
   Multi-family units                          102,418           1.4          104,038           1.5
   Construction                                194,463           2.7          223,583           3.3
   Loans held for sale                         102,348           1.4          143,918           2.1
----------------------------------------------------------------------------------------------------
     Total residential mortgage loans        3,664,334          51.3        3,530,201          51.4
----------------------------------------------------------------------------------------------------
Commercial loans:
   Commercial non-mortgage                   1,046,296          14.7        1,046,874          15.2
   Lease financing                             338,980           4.7          320,704           4.7
----------------------------------------------------------------------------------------------------
     Total commercial loans                  1,385,276          19.4        1,367,578          19.9
----------------------------------------------------------------------------------------------------
Commercial real estate:
   Commercial mortgage                         865,198          12.1          892,145          13.0
   Commercial construction                      87,355           1.2           82,831           1.2
----------------------------------------------------------------------------------------------------
     Total commercial real estate              952,553          13.3          974,976          14.2
----------------------------------------------------------------------------------------------------
Consumer loans:
   Home equity credit lines                  1,186,523          16.7        1,038,350          15.1
   Other consumer                               50,575           0.7           56,113           0.8
----------------------------------------------------------------------------------------------------
     Total consumer loans                    1,237,098          17.4        1,094,463          15.9
----------------------------------------------------------------------------------------------------
   Gross loans                               7,239,261         101.4        6,967,218         101.4
Less: allowance for loan losses                (98,930)         (1.4)         (97,307)         (1.4)
----------------------------------------------------------------------------------------------------
   Loans receivable, net                   $ 7,140,331         100.0%     $ 6,869,911         100.0%
====================================================================================================

At March 31, 2002, net loans included $14.1 million of net discounts and $19.7 million of net deferred costs. At December 31, 2001, net loans included $17.2 of net discounts and $19.0 million of net deferred costs. The unadvanced portions of closed loans totaled $67.2 million and $78.2 million at March 31, 2002 and December 31, 2001, respectively.

As of March 31, 2002 and December 31, 2001, residential mortgage origination commitments totaled $215.0 million and $158.2 million, respectively. Residential commitments outstanding at March 31, 2002 consisted of adjustable rate and fixed rate mortgages of $62.8 million and $152.2 million, respectively, at rates ranging from 5.0% to 7.8%. Residential commitments outstanding at December 31, 2001 consisted of adjustable rate and fixed rate mortgages of $46.5 million and $111.7 million, respectively, at rates ranging from 5.4% to 7.5%. Commitments to originate loans generally expire within 60 days. Webster also had outstanding commitments to sell residential mortgage loans of $192.4 million and $195.4 million at March 31, 2002 and December 31, 2001, respectively. At March 31, 2002 and December 31, 2001, unused portions of home equity credit lines extended were $851.8 million and $754.7 million, respectively. Unused commercial lines of credit, letters of credit, standby letters of credit, lease financing commitments and outstanding new commercial loan commitments totaled $839.5 million and $800.3 million at March 31, 2002 and December 31, 2001, respectively.

At March 31, 2002 and December 31, 2001, Webster serviced, for the benefit of others, mortgage loans aggregating approximately $1.1 billion and $1.2 billion, respectively.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4: ALLOWANCE FOR LOAN LOSSES
---------------------------------

The allowance for loan losses is maintained at a level to absorb probable losses inherent in the loan portfolio. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off, and reduced by charge-offs on loans.

The following table provides a summary of the activity in the allowance for loan losses for the indicated periods:

-------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED MARCH 31,
 (In thousands)                                              2002            2001
-------------------------------------------------------------------------------------
Balance at beginning of period                             $ 97,307         90,809
Provisions charged to operations                              4,000          3,200
Allowance acquired through purchase transaction                  --          1,852
-------------------------------------------------------------------------------------
                                                            101,307         95,861
CHARGE-OFFS:
   Residential                                                  362            388
   Commercial  (a)                                            1,902            581
   Commercial real estate                                        --             --
   Consumer                                                     377            454
-------------------------------------------------------------------------------------
     Total charge-offs                                        2,641          1,423

RECOVERIES:
   Residential                                                   48            115
   Commercial  (a)                                              178            342
   Commercial real estate                                        --             --
   Consumer                                                      38             75
-------------------------------------------------------------------------------------
     Net charge-offs                                          2,377            891
-------------------------------------------------------------------------------------
Balance at end of period                                   $ 98,930         94,970
=====================================================================================
Ratio of net charge-offs to average loans outstanding
   during the period (annualized)                               .14%           .05
=====================================================================================

(a) All small business loans, both commercial and commercial real estate, are considered commercial for purposes of charge-offs and recoveries.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5: DEFERRED TAX ASSET, NET
-------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2002 and December 31, 2001 are summarized below. A 100% valuation allowance has been applied to the gross State of Connecticut income tax assets since Webster does not expect to have any Connecticut income tax liability for the foreseeable future.

---------------------------------------------------------------------------------------------
                                                                    MARCH 31,    DECEMBER 31,
(In thousands)                                                        2002          2001
---------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
   Loan loss and other allowances, net                              $ 39,253         39,839
   Loan discounts                                                      9,646         10,214
   Net operating loss carryforwards                                    9,372          9,767
   Accrued compensation and benefits                                   8,525          6,163
   Intangibles                                                         7,965          8,023
   Other accrued expenses                                              2,052          3,073
   Lease financing costs                                               1,122          1,709
   Net unrealized loss on securities                                     491             --
   Other                                                                 820            916
---------------------------------------------------------------------------------------------
     Total gross deferred tax assets                                  79,246         79,704
   Less: state tax valuation allowance, net of federal benefit       (10,924)       (10,959)
---------------------------------------------------------------------------------------------
     Deferred tax assets, net of valuation allowance                  68,322         68,745
---------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
   Intangibles                                                        15,349         15,744
   Loan premiums                                                       3,378          3,915
   Compensation and benefits                                           2,026          2,026
   Mortgage servicing rights                                           1,879          1,815
   Accrued dividends                                                     501            570
   Depreciation and amortization                                         334            402
   Net unrealized gain on securities                                      --         10,498
   Other                                                               2,043            617
---------------------------------------------------------------------------------------------
     Total gross deferred tax liabilities                             25,510         35,587
---------------------------------------------------------------------------------------------
     Net deferred tax asset                                         $ 42,812         33,158
=============================================================================================

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 6: FEDERAL HOME LOAN BANK ADVANCES
---------------------------------------

Advances payable to the Federal Home Loan Bank ("FHLB") are summarized as follows:

---------------------------------------------------------------------------------------------------------------
                                                        MARCH 31, 2002                   DECEMBER 31, 2001
                                                 Total                                Total
(Dollars in thousands)                        Outstanding          Callable        Outstanding         Callable
---------------------------------------------------------------------------------------------------------------
FIXED RATE:
   1.25% to 6.87% due in 2002                 $   252,000                --            883,000              --
   4.24% to 6.67% due in 2003                     313,200                --            313,440              --
   1.99% to 6.78% due in 2004                     850,290           100,000            550,320         100,000
   5.91% to 6.25% due in 2005                     102,600           100,000            102,802         100,000
   4.68% to 6.31% due in 2006                      52,427                --             52,558              --
   4.88% to 6.98% due in 2007                     702,339           500,000            502,362         500,000
   4.49% to 5.93% due in 2008                      29,680            27,000             29,773          27,000
   5.50% due in 2009                                5,000             5,000              5,000           5,000
   8.44% due in 2010                                  510                --                521              --
   6.60% due in 2011                                2,156                --              2,200              --
   5.49% due in 2013                               10,000            10,000             10,000          10,000
---------------------------------------------------------------------------------------------------------------
                                                2,320,202           742,000          2,451,976         742,000
VARIABLE RATE:
   5.76% and 6.81% due in 2004                     80,000                --             80,000              --
---------------------------------------------------------------------------------------------------------------
                                                2,400,202           742,000          2,531,976         742,000
   Unamortized discount on FHLB advances             (623)               --               (797)               --
---------------------------------------------------------------------------------------------------------------
         Total advances, net                  $ 2,399,579           742,000          2,531,179         742,000
===============================================================================================================

Webster Bank (the "Bank"), a wholly-owned subsidiary of the Company, had additional borrowing capacity of approximately $49.4 million from the FHLB at March 31, 2002 and $112.8 million at December 31, 2001. Advances are secured by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans and securities. At March 31, 2002 and December 31, 2001, investment securities were not utilized as qualifying collateral causing reduced additional borrowing capacity. Had securities been used for collateral, additional borrowing capacity would be approximately $1.8 billion at March 31, 2002 and $2.4 billion at December 31, 2001. At March 31, 2002, the Bank was in compliance with the FHLB collateral requirements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS
----------------------------------------------------------------------------

Repurchase agreements are primarily collateralized by U.S. Government Agency mortgage-backed securities. The quarter average balance for borrowings under short-term repurchase agreements exceeded 30% of total shareholders' equity at March 31, 2002.

The following table summarizes balances for securities sold under agreement to repurchase and other borrowings:

--------------------------------------------------------------------------------
                                                    MARCH 31,     DECEMBER 31,
 (In thousands)                                       2002            2001
--------------------------------------------------------------------------------
Securities sold under agreements to repurchase     $1,271,484         571,675
Federal funds purchased                                80,000         180,000
Senior notes                                          126,000         126,000
Treasury tax and loan                                  26,163         124,510
--------------------------------------------------------------------------------
    Total                                          $1,503,647       1,002,185
================================================================================

Information concerning short-term borrowings for securities sold under agreements to repurchase is summarized below:

--------------------------------------------------------------------------------
                                                    MARCH 31,     DECEMBER 31,
 (Dollars in thousands)                               2002            2001
--------------------------------------------------------------------------------

Balance at quarter end                             $1,271,484         571,675
Quarter average balance                               836,889         532,147
Highest balance during quarter                      1,271,484         631,947
Weighted-average maturity date                     2.8 months      2.7 months
Weighted-average interest rate                           1.79%           1.96
Amortized cost of collateral                       $1,290,118         551,521
Fair value of collateral                            1,312,839         564,092

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8: DEPOSITS
----------------

The following table sets forth the deposit accounts of the Bank showing balances in dollars and as percentages of total deposits at the dates indicated.

------------------------------------------------------------------------------------------
                                          MARCH 31, 2002            DECEMBER 31, 2001
                                                        % of                       % of
                                                       total                       total
(Dollars in thousands)                 Amount         deposits     Amount         deposits
------------------------------------------------------------------------------------------
BALANCE BY ACCOUNT TYPE:
Demand deposits                      $  850,623         11.9%    $  905,206         12.8%
NOW accounts                            810,718         11.3        803,416         11.4
Regular savings and MMDAs             2,592,132         36.1      2,430,691         34.4
Certificates of deposit ("CDs")       2,794,048         39.0      2,831,345         40.0
------------------------------------------------------------------------------------------
  Total retail deposits               7,047,521         98.3      6,970,658         98.6
Treasury CDs                            121,825          1.7         95,813          1.4
------------------------------------------------------------------------------------------
     Total deposits                  $7,169,346        100.0%    $7,066,471        100.0%
==========================================================================================

Interest expense on deposits is summarized as follows:

--------------------------------------------------------------------------------
                                            THREE MONTHS ENDED MARCH 31,
(In thousands)                                    2002         2001
--------------------------------------------------------------------------------
NOW accounts                                    $ 1,075        1,278
Regular savings and MMDAs                        10,441       12,221
Retail CDs                                       27,493       43,347
Treasury CDs                                        604        2,590
--------------------------------------------------------------------------------
   Total                                        $39,613       59,436
================================================================================

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9 - BUSINESS SEGMENTS
--------------------------

Webster has three segments for purposes of business segment reporting. These segments include Retail Banking, Business Banking and Treasury. The organizational hierarchies that define the business segments are periodically reviewed and revised. Results may be restated, when necessary, to reflect changes in the organizational structure. The following table presents the condensed statements of income and total assets for Webster's reportable segments.

Operating income and total assets by business segment are as follows:

THREE MONTHS ENDED MARCH 31, 2002
-----------------------------------------------------------------------------------------------------------------------
                                                      RETAIL      BUSINESS                                 CONSOLIDATED
(In thousands)                                       BANKING       BANKING      TREASURY   ADJUSTMENTS            TOTAL
-----------------------------------------------------------------------------------------------------------------------
Net interest income                               $   55,991        16,073        24,419            --           96,483
Provision for loan losses                              2,152         1,848            --            --            4,000
-----------------------------------------------------------------------------------------------------------------------
   Net interest income after provision                53,839        14,225        24,419            --           92,483
Noninterest income                                    26,451         8,245         7,506            --           42,202
Noninterest expense                                   52,675        14,323         6,876         3,319           77,193
-----------------------------------------------------------------------------------------------------------------------
   Income before income taxes                         27,615         8,147        25,049        (3,319)          57,492
Income taxes                                           8,718         2,572         7,908        (1,142)          18,056
-----------------------------------------------------------------------------------------------------------------------
  Net income                                      $   18,897         5,575        17,141        (2,177)          39,436
=======================================================================================================================
Total assets at period end                        $5,823,692     2,000,963     4,517,445            --       12,342,100

THREE MONTHS ENDED MARCH 31, 2001
-----------------------------------------------------------------------------------------------------------------------
                                                      RETAIL      BUSINESS                                 CONSOLIDATED
(In thousands)                                       BANKING       BANKING      TREASURY   ADJUSTMENTS            TOTAL
-----------------------------------------------------------------------------------------------------------------------
Net interest income                               $   63,821        17,015         6,875            --           87,711
Provision for loan losses                                572         2,628            --            --            3,200
-----------------------------------------------------------------------------------------------------------------------
   Net interest income after provision                63,249        14,387         6,875            --           84,511
Noninterest income                                    23,253         7,064         9,169            --           39,486
Noninterest expense                                   55,147        13,134         6,347         3,592           78,220
-----------------------------------------------------------------------------------------------------------------------
   Income before income taxes, extraordinary
     item and cumulative effect of
      change in method of accounting                  31,355         8,317         9,697        (3,592)          45,777
Income taxes                                          10,394         2,757         3,216        (1,200)          15,167
-----------------------------------------------------------------------------------------------------------------------
Net income before extraordinary item and
  cumulative effect of change in method
   of accounting                                      20,961         5,560         6,481        (2,392)          30,610
Extraordinary item-early extinguishment
  of debt (net of taxes)                                  --            --        (1,209)           --           (1,209)
Cumulative effect of change in method
  of accounting (net of taxes)                            --            --        (2,418)           --           (2,418)
-----------------------------------------------------------------------------------------------------------------------
  Net income                                      $   20,961         5,560         2,854        (2,392)          26,983
=======================================================================================================================
Total assets at period end                        $5,562,743     1,710,591     4,430,221            --       11,703,555

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Retail Banking
--------------

The Retail Banking segment includes investment and insurance services, consumer lending and the Bank's deposit generation and direct banking activities, which include the operation of automated teller machines and telebanking customer support, sales and small business banking. The Retail Banking segment also includes the Bank's residential real estate loan origination, servicing and secondary marketing activities.

Business Banking
----------------

The Business Banking segment includes the Bank's commercial and industrial, lease financing and commercial real estate lending activities. This segment also includes business deposits, cash management activities for business banking, government finance and all trust activities including Webster Financial Advisors.

Treasury
--------

The Treasury segment includes short-term investments, investment securities, Federal Home Loan Bank advances, repurchase agreements and other borrowings.

Adjustments
-----------

Management allocates indirect expenses to its segments. These expenses include administration, finance, operations and other support functions. Adjustments for expenses not allocated to any segment in 2002 and 2001 were capital securities expense of $3.6 million for each period and minority interest of $297,000 and $24,000, respectively.

Allocations to segments are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised.

NOTE 10 - EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT
-----------------------------------------------------------

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

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11 - CUMULATIVE EFFECT OF CHANGE IN METHOD OF ACCOUNTING
-------------------------------------------------------------

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS"), No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133, as amended by SFAS No. 137, was effective for all fiscal quarters of fiscal years beginning after June 15, 2001. In June 2001, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities, an amendment to SFAS No. 133." This Statement amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Upon adoption, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement. The Company implemented SFAS No. 133 as of January 1, 2001. The implementation of SFAS No. 133 resulted in a $3.6 million (net of tax, $2.4 million) charge to earnings for derivatives that did not qualify for hedge accounting under SFAS No. 133. Webster also reclassified all held to maturity securities to available for sale as permitted under SFAS No. 133, as amended.

NOTE 12 - NET INCOME PER COMMON SHARE
-------------------------------------

The following tables reconcile the components of basic and diluted earnings per share ("EPS").

--------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED MARCH 31,
(In thousands, except per share data)                   2002            2001
--------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Net income                                            $39,436         26,983
--------------------------------------------------------------------------------
Weighted-average common shares outstanding             48,803         48,938
--------------------------------------------------------------------------------
Basic earnings per share                              $   .81            .55
================================================================================

DILUTED EARNINGS PER SHARE:
Net income                                            $39,436         26,983
--------------------------------------------------------------------------------
Weighted-average common shares outstanding             48,803         48,938
Potential common stock:
   Options                                                780            628
--------------------------------------------------------------------------------
Total weighted-average diluted shares                  49,583         49,566
--------------------------------------------------------------------------------
Diluted earnings per share                            $   .80            .54
================================================================================

At March 31, 2002 and 2001, options to purchase 65,840 and 683,107 shares of common stock at exercise prices between $34.75 and $37.43 and $29.00 and $35.38, respectively, were not considered in the computation of potential common stock for the quarterly periods since the options' exercise prices were greater than the average market price of Webster common stock. The average market prices for the 2002 and 2001 first quarter periods were $34.17 and $28.62, respectively. See Note 13 of Notes to Consolidated Financial Statements for information on the effect of SFAS No. 142 on EPS.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 13 - GOODWILL AND OTHER INTANGIBLE ASSETS
----------------------------------------------

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The Company adopted the provisions of SFAS No. 141 effective July 1, 2001 and adopted the provisions of SFAS No. 142 effective January 1, 2002. SFAS No. 141 requires that upon adoption of SFAS No. 142, the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss is to be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Also, SFAS No. 142 requires impairment testing of goodwill within the first six months of adoption. Goodwill impairment testing is a two step process. The first step involves comparing the fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, step two is required. The second step involves the allocation of the reporting unit's fair value to all its assets and liabilities as if the reporting unit had been acquired as of the date of measurement. The implied fair value of goodwill is then determined and compared to its carrying value. Any impairment loss resulting from completion of the transitional impairment test of goodwill will be recognized as a cumulative effect of accounting change and will be recognized in the first interim accounting period.

During the first quarter of 2002, upon the implementation of SFAS No. 142, Webster performed a reevaluation of the remaining useful lives of all previously recognized other intangible assets with finite useful lives and found no adjustment necessary to the amortization periods used. Webster also found that no reclassifications of intangible assets were required. In addition, Webster began its evaluation of the carrying value of goodwill for impairment. While its review is not yet completed, management does not expect any material impairment. Webster's review will be completed during the second quarter of 2002, as required by SFAS No. 142, and any impairment, if necessary, will be recognized as of January 1, 2002.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The following adjusts reported net income and earnings per share to consistently reflect the provisions of SFAS No. 142 in both periods.

--------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED MARCH 31,
(In thousands, except for earnings per share amounts)     2002         2001
--------------------------------------------------------------------------------
NET INCOME:
As reported                                             $ 39,436       26,983
Add back: Goodwill amortization (not tax deductible)          --        3,252
--------------------------------------------------------------------------------
Adjusted net income                                     $ 39,436       30,235
================================================================================

BASIC EARNINGS PER SHARE:
  As reported                                           $   0.81         0.55
  Add back: Goodwill amortization                             --         0.07
--------------------------------------------------------------------------------
Adjusted basic EPS                                      $   0.81         0.62
================================================================================

DILUTED EARNINGS PER SHARE:
  As reported                                           $   0.80         0.54
  Add back: Goodwill amortization                             --         0.07
--------------------------------------------------------------------------------
Adjusted diluted EPS                                    $   0.80         0.61
================================================================================

The following table sets forth the carrying values of goodwill and other intangible assets, net of accumulated amortization.

--------------------------------------------------------------------------------
                                                        MARCH 31,   DECEMBER 31,
(In thousands)                                            2002         2001
--------------------------------------------------------------------------------

Balances subject to amortization:
  Core deposit intangibles                              $ 72,126       76,163
  Unidentified intangibles from branch acquistions        20,034       20,309
--------------------------------------------------------------------------------
                                                          92,160       96,472
--------------------------------------------------------------------------------
Balances not subject to amortization:
  Goodwill                                               223,562      222,699
  Pension asset                                              880          880
--------------------------------------------------------------------------------
                                                         224,442      223,579
--------------------------------------------------------------------------------
  Total goodwill and other intangible assets            $316,602      320,051
================================================================================


Amortization expense of intangible assets for the three months ended March 31, 2002 totaled $4.3 million. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any intangible impairment or change in estimated useful lives, is summarized below for each of the next five years.


(In thousands)
--------------------------------------------------------------------------------
FOR YEARS ENDING DECEMBER 31,
   2002 (full year)                                           $  17,100
   2003                                                          16,383
   2004                                                          16,364
   2005                                                          16,364
   2006                                                          12,191
--------------------------------------------------------------------------------

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14 - DERIVATIVE FINANCIAL INSTRUMENTS
------------------------------------------

At March 31, 2002, Webster had outstanding interest rate swaps with a notional amount of $500 million. These swaps are to hedge FHLB advances and qualify for hedge accounting under SFAS No. 133. The swaps are used to transform FHLB advances from floating rate to fixed rate debt. The interest rate swaps mature in 2004 ($300 million) and 2007 ($200 million) and the hedged advances mature at the same dates. At December 31, 2001, the Bank had no derivatives that qualified for hedge accounting under SFAS No. 133.

The Bank transacts certain derivative products with its customer base. These customer derivatives are offset with matching derivatives with other counterparties in order to minimize the Bank's risk. The Bank's exposure with respect to these derivatives is limited to nonperformance by either of the parties in the transaction - the Bank's customer or the other counterparty.

The Bank also has rate lock commitments extended to borrowers that relate to the origination of readily marketable mortgage loans held for sale ("rate locks") that are considered to be derivatives, and do not qualify for hedge accounting, under SFAS No. 133. To mitigate the interest rate risk inherent in rate locks, as well as closed mortgage loans held for sale ("loans held for sale"), Webster Bank enters into mandatory forward commitments to sell mortgage-backed securities and best efforts forward commitments to sell individual mortgage loans ("forward commitments"). Rate locks and forward commitments are considered to be derivatives under SFAS No. 133. The Company records the estimated fair value of the rate locks and forward commitments on its balance sheet in either other assets or other liabilities, with the offset to net gain on sales of mortgage loans.

The fair value of a rate lock is estimated based on the expected profit or loss to be realized on the underlying loan, including the estimated value of the servicing rights associated with the loan, as well as the probability that the rate lock will be exercised by the borrower ("fallout factor"). For rate locks associated with optional ("best efforts") forward commitments, fair value is estimated based on the pricing specified in the related forward commitment. The fair value of mandatory forward commitments is based on current pricing obtained from independent third parties.

At March 31, 2002, the Company had rate locks of approximately $121.9 million, mandatory forward commitments of approximately $187.0 million, and best efforts forward commitments of approximately $5.4 million. The impact of the estimated fair value of the rate locks and forward commitments, offset by the lower of cost or market adjustment on the residential mortgage loans held for sale portfolio, was not significant to the consolidated financial statements. At December 31, 2001, the Company had rate locks of approximately $79.7 million, mandatory forward commitments of approximately $194.0 million, and best efforts forward commitments of approximately $1.4 million.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------------------------------

GENERAL
-------

Webster Financial Corporation ("Webster" or the "Company"), through its subsidiaries, Webster Bank (the "Bank"), Webster Insurance, Inc. ("Webster Insurance"), and Webster D&P Holdings, Inc. ("Duff & Phelps"), delivers financial services to individuals, families and businesses primarily in Connecticut and equipment financing and financial advisory services to public and private companies throughout the United States. Webster provides business and consumer banking, mortgage lending, trust and investment services and insurance services through 106 banking and other offices, over 210 ATM's and its Internet website (www.websterbank.com). Webster Bank was founded in 1935 and converted from a federal mutual to a federal stock institution in 1986. Webster's financial reports can be accessed through its website and are generally posted within 24 hours of filing with the SEC.

LENDING ACTIVITIES
------------------

Webster, through its consolidated Bank subsidiary, originates various types of residential, commercial and consumer loans. Total gross loans were $7.2 billion and $7.0 billion at March 31, 2002 and December 31, 2001, respectively. The Bank offers commercial and residential permanent and construction mortgage loans, commercial and industrial loans, lease financing and various types of consumer loans including home equity lines of credit, home equity loans and other types of small business loans. At March 31, 2002 and December 31, 2001, residential loans represented 51% of Webster's loan portfolio and commercial loans represented 33% and 34%, respectively. The remaining portion of the loan portfolios consisted of consumer loans. See Webster's 2001 Annual Report on Form 10-K for a complete description of the Company's lending activities.

Residential Mortgage Loans and Mortgage Banking Activity
--------------------------------------------------------

Webster is dedicated to providing a full array of residential mortgage loan products that meet the financial needs of its customers. During the first quarter of 2002, Webster originated $449 million of total residential mortgages. In 2001, Webster originated $1.3 billion in residential mortgages for the year and $167 million during its first quarter. Webster had residential mortgage loans of $3.7 billion and $3.5 billion at March 31, 2002 and December 31, 2001, respectively. The Bank originates both fixed rate and adjustable rate residential mortgage loans. At March 31, 2002, approximately $1.3 billion, or 36%, of Webster's total residential mortgage loans were adjustable rate loans. Webster offers adjustable rate mortgage loans at initial interest rates discounted from the fully-indexed rate. Adjustable rate loans originated during 2002 and 2001, when fully-indexed, will be 2.75% above the constant maturity one-year U.S. Treasury yield index. At March 31, 2002, approximately $2.4 billion, or 64%, of Webster's total residential mortgage loans had a fixed rate. Webster sells residential mortgage loans in the secondary market in a manner consistent with its asset/liability management objectives. At March 31, 2002 and December 31, 2001, Webster had $102 million and $144 million, respectively, of residential mortgage loans held for sale.

Commercial Lending
------------------

The Bank's middle market lending unit has lending relationships with companies located primarily in Connecticut with annual revenues ranging from $10 to $250 million. The Bank provides these customers with a complete array of traditional commercial credit facilities such as lines of credit, term loans, owner-occupied commercial mortgages, asset based lending and interest-rate protection products. In addition, the Bank provides state of the art cash management services, including automated investments, lock box and account reconciliation services.

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

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

At March 31, 2002 and December 31, 2001, the specialized lending unit administered $430.9 million and $410.3 million, respectively, of funded loans against commitments of $666.8 million and $620.1 million, respectively. The funded loans represented approximately 5.6% and 5.8% of the total loan portfolio at March 31, 2002 and December 31, 2001, respectively. Originations totaled $52 million during the first quarter of 2002, as compared to $10 million during the same period in 2001. A summary of loans administered by the specialized lending unit by type of industry follows:

--------------------------------------------------------------------------------
                                             Principal Balances Outstanding at
(In thousands)                             MARCH 31, 2002     DECEMBER 31, 2001
--------------------------------------------------------------------------------
INDUSTRY:
  Manufacturing                                $113,303             105,171
  Cable                                          58,775              58,364
  Wireless and wire-line communications          51,832              58,246
  Advertising/Publishing                         41,190              46,171
  Other telecom  (a)                             31,383              35,858
  Radio/TV broadcasting                          20,192              21,161
  Competitive local exchange carrier             16,275              16,275
  All other                                      38,697              22,669
--------------------------------------------------------------------------------
  Direct loans                                  371,647             363,915
  Collateral debt obligations                    59,300              46,380
--------------------------------------------------------------------------------
Total                                          $430,947             410,295
================================================================================

(a) Includes towers and integrated communication providers.

In addition to the loans administered by the specialized lending unit, Webster had $154.0 million of loans that are also monitored by the SNCP against commitments of $212.4 million at March 31, 2002. These loans are located primarily in the Northeast region and are commercial and industrial loans and real estate loans. The loans are managed by the Bank's commercial divisions, whose focus is primarily middle market lending. These SNCP loans are distinguished from the specialized lending unit SNCP loans by being relatively smaller transactions where the Bank, in most cases, has a direct relationship with the borrower.

The Bank's Small Business Banking unit ("SBB") provides a full complement of loan and deposit products to small businesses located throughout Connecticut. Webster's SBB target market is businesses with annual revenues of up to $5 million. This market represents a significant percentage of commercial businesses located in Connecticut. SBB uses the Bank's branch network as well as dedicated business development officers to fully service its existing customer base and call on potential new customers. SBB uses the Fair Isaac credit scoring model to assist in loan approvals of up to $250,000 and offers a $50,000 same day line of credit approval program. SBB provides all commercial loan products including lines of credit, letters of credit, term loans and mortgages on owner-occupied real estate. The Bank is also a Small Business Administration ("SBA") preferred lender authorized to offer all SBA loan guaranty products and is also active in several loan programs provided through the Connecticut Development Authority. The SBB administered a portfolio of approximately $333 million at December 31, 2001, which decreased 4% to $321 million at March 31, 2002. Originations totaled $27 million during the first quarter of 2002, as compared to $33 million during the same period in 2001.

Center Capital, a lease financing subsidiary of the Bank that was acquired in March 2001, transacts business with end-users of equipment, either by soliciting this business on a direct basis or through referrals from various equipment manufacturers, dealers and distributors with whom they have relationships. Center Capital has grown its portfolio since its acquisition from $244 million to $321 million at December 31, 2001, an increase of 32%. During the first three months of 2002, this growth continued as the leasing portfolio grew to $339 million at quarter end, an increase of 5.7% from the prior year end. Center Capital originated $45 million in leases during the first quarter of 2002, compared to

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

$11 million during the same period a year ago. However, the Center Capital acquisition was not completed until March 2001, deflating the year ago originations total. Total 2001 lease originations amounted to $156 million.

Commercial Real Estate
----------------------

Webster Bank originates construction, construction-to-permanent, and permanent commercial real estate loans primarily throughout the New England region. At March 31, 2002, outstanding commercial real estate loans totaled $953 million, compared to $975 million as of December 31, 2001. The Bank's strategy is to originate loans with income producing real estate as collateral. The Bank develops relationships with regional developers and participates in loans with selected banks. Webster originated $58 million of commercial real estate loans during the first quarter of 2002, compared to $25 million during the same period a year earlier.

Consumer
--------

Consumer loan volume increased significantly in 2001 and, at December 31, loans totaled $1.1 billion and represented 15.9 % of the loan portfolio. This growth did not abate during the first quarter of 2002, as consumer loans grew to $1.2 billion, or 17.4%, of the loan portfolio at March 31, 2002. The growth is attributable to the popularity of the Bank's home equity programs and the expansion of lending into contiguous states through a network of brokers. Originations during the first three months of 2002 totaled $259 million, an increase of $162 million or 167% from the same period a year ago. Consumer loan originations during 2001 totaled $868 million.

The Bank's consumer loan products consist of:
o   Home Equity Lines of Credit
o   Home Equity Loans
o   Second Mortgage Loans
o   Installment Loans
o   Automobiles Loans
o   Loans Secured by Deposit Accounts

FINANCIAL CONDITION
-------------------

Webster, on a consolidated basis at March 31, 2002 and December 31, 2001, had total assets of $12.3 billion and $11.9 billion, including total securities of $4.2 billion and $4.0 billion, respectively, and net loans of $7.1 billion and $6.9 billion, respectively. At March 31, 2002 and December 31, 2001, total deposits were $7.2 billion and $7.1 billion, borrowings were $3.9 billion and $3.5 billion, respectively, and shareholders' equity totaled $1.0 billion at each date.

Total assets increased $484.7 million or 4.1% at March 31, 2002 from December 31, 2001. The overall increase is primarily due to increases in securities of $223.2 million, residential loans of $134.1 million, home equity loans of $148.2 million and prepaid expense and other assets of $32.9 million. The net increase in other assets is primarily due to an increase in unsettled investment portfolio sale trades of $31.0 million at the end of the current period. These increases were partially offset by decreases in commercial real estate loans of $22.4 million and cash of $51.8 million.

Total liabilities rose $479.7 million primarily due to increases in borrowings of $369.9 million and deposits of $102.9 million. The net increase in total equity of $5.0 million is primarily due to net income of $39.4 million and $1.8 million in stock option proceeds, which were directly offset by $16.7 million in unrealized losses on the available for sale securities, $12.5 million in repurchases of Webster common stock and $8.3 million in common stock dividend payments.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

The following table provides information for Webster Bank's capital ratios as of March 31, 2002 and December 31, 2001. At March 31, 2002, the Bank was in full compliance with all applicable regulatory capital requirements.

---------------------------------------------------------------------------------------------------------------------
                                                                                OTS Minimum           FDIC Minimum
                                                     Actual                 Capital Requirements   Well Capitalized
(Dollars in thousands)                               Amount         Ratio     Amount      Ratio    Amount      Ratio
---------------------------------------------------------------------------------------------------------------------
MARCH 31, 2002
Bank's equity (to total assets)                    $1,092,847        8.96%
Non-includable subsidiaries                            (2,156)
Goodwill and other intangibles                       (262,340)
Disallowed excess servicing                              (322)
---------------------------------------------------------------------------------------------------------------------
Unrealized gain on certain AFS securities                  82

   TANGIBLE CAPITAL (TO ADJUSTED TOTAL ASSETS)        828,111        6.95    $238,308     2.00%     No Requirement
Qualifying intangibles                                    509
---------------------------------------------------------------------------------------------------------------------

   TIER 1 CAPITAL (TO ADJUSTED TOTAL ASSETS)          828,620        6.95     476,637     4.00    $595,796      5.00%
   TIER 1 RISK-BASED CAPITAL
    (TO RISK-WEIGHTED ASSETS)                         828,620       11.33     292,639     4.00     438,959      6.00
Allowable general allowance for loan losses            91,485
---------------------------------------------------------------------------------------------------------------------

   TOTAL RISK-BASED CAPITAL
    (TO RISK-WEIGHTED ASSETS)                      $  920,105       12.58%   $585,278     8.00%   $731,598     10.00%

DECEMBER 31, 2001
Tangible capital (to adjusted total assets)        $  827,874        7.28%   $227,563     2.00%     No Requirement
Tier 1 capital (to adjusted total assets)             829,890        7.29     455,206     4.00    $569,007      5.00%
Tier 1 capital (to risk-weighted assets)              829,890       11.83     280,542     4.00     420,813      6.00
Total capital (to risk-weighted assets)               917,619       13.08     561,084     8.00     701,355     10.00

ASSET/LIABILITY MANAGEMENT AND MARKET RISK
------------------------------------------

Interest-rate risk is the sensitivity of the market value of Webster's interest-sensitive assets and liabilities and the sensitivity of Webster's earnings to changes in interest rates over short-term and long-term time horizons. Webster's Asset & Liability Management Committee manages interest-rate risk to maximize net interest income and net market value over time in changing interest-rate environments, within limits set by the Board of Directors. Management measures interest-rate risk using simulation analyses with particular emphasis on measuring changes in net market value and net interest income in different rate environments. Market value is measured as the net present value of future cash flows. Simulation analysis incorporates assumptions about balance sheet changes such as asset and liability growth, loan and deposit pricing and changes to the mix of assets and liabilities. Key assumptions relate to the behavior of interest rates and spreads, prepayment speeds and the run-off of deposits. From such simulations, interest-rate risk is quantified and appropriate strategies are formulated and implemented.

Interest-rate risk simulation analyses cannot precisely measure the impact that higher or lower rate environments will have on net interest income or market value. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management's strategies. Management believes that Webster's interest-rate risk position at March 31, 2002, represents a reasonable level of risk.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

The following table summarizes the estimated change in the economic value of Webster's assets, liabilities and off-balance sheet contracts, its equity at risk, at March 31, 2002 and December 31, 2001, if interest rates instantaneously increase or decrease by 100 basis points.

                                                                                          Estimated Market Value Change
                                                   Book                 Market            ----------------------------
(Dollars in thousands)                             Value                Value               -100 BP          +100 BP
-----------------------------------------------------------------------------------------------------------------------
MARCH 31, 2002
Assets                                          $ 12,342,100          12,077,745            247,070          (300,721)
Liabilities, capital securities
   and preferred stock                            11,330,608          11,145,554            239,698          (179,202)
Off balance sheet items                                   --              (5,296)            14,303           (13,802)

   Net dollar impact                                                                         21,675          (135,321)
   Net change as percent of Tier I Capital                                                      2.6%            (16.3)

DECEMBER 31, 2001
Assets                                          $ 11,857,382          11,614,903            233,981          (286,658)
Liabilities, capital securities
   and preferred stock                            10,850,915          10,786,867            241,037          (184,241)

   Net dollar impact                                                                         (7,056)         (102,417)
   Net change as percent of Tier I Capital                                                     (.09)%           (12.3)

The book value of assets exceeded the market value at March 31, 2002 and December 31, 2001 because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $316.6 million and $320.1 million, respectively.

The following table summarizes the estimated impact on Webster's net income as of March 31, 2002 and December 31, 2001 for the subsequent twelve month period, if interest rates instantaneously increase or decrease by 100 basis points.

                                                 Estimated Net Income Impact
--------------------------------------------------------------------------------
(Dollars in thousands)                           -100 BP              +100 BP
--------------------------------------------------------------------------------

MARCH 31, 2002
   Net dollar change                            $ (2,900)              (1,400)
   Net change as percent of base                    (1.7)%               (0.9)

DECEMBER 31, 2001
   Net dollar change                            $ (2,300)                 600
   Net change as percent of base                     1.5%                (0.4)

These estimates assume that management does not take any action to mitigate any negative effects from changing interest rates. The economic values and net income estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest-rate risk position at March 31, 2002 represents a reasonable level of risk.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. As amended by recent legislation, the OTS deleted its requirement that federal savings associations maintain a certain minimum level of liquid assets. Instead, adequate liquidity is based upon safety and soundness considerations and is assessed by the OTS on a case-by-case basis by reviewing such factors as the institution's overall asset/liability structure, market conditions, competition and the nature of the institution's activities. The OTS considers both an institution's liquidity ratio as well as safety and soundness issues in assessing whether an institution has sufficient liquidity.

Liquidity management allows Webster to meet its cash needs at a reasonable cost under various operating environments. Liquidity is actively managed and reviewed in order to maintain stable cost effective funding to support the balance sheet. Liquidity comes from a variety of sources such as the cash flow from operating activities including principal and interest payments on loans and investments and unpledged securities, which can be sold or utilized to secure funding, and by maintaining the ability to attract new deposits. Webster's goal is to maintain a strong base of core deposits to support its growing balance sheet.

Management monitors current and projected cash needs and adjusts liquidity as necessary. Webster has a detailed liquidity contingency plan, which is designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity risks.

Webster is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $49.4 million at March 31, 2002. In addition, Webster had approximately $2.2 billion of unencumbered securities at March 31, 2002 that, if necessary, could have been used to increase borrowing capacity at the FHLB or to collateralize other borrowings such as repurchase agreements. At March 31, 2002, Webster had FHLB advances outstanding of $2.4 billion compared to $2.5 billion at December 31, 2001.

Webster's main sources of liquidity at the holding company level are dividends from the Bank, investment income and net proceeds from capital offerings and borrowings. The main uses of liquidity are purchases of investment securities, the payment of dividends to common stockholders, repurchases of Webster's common stock, and the payment of interest on borrowings and capital securities. There are certain regulatory restrictions on the payment of dividends by the Bank to Webster. At March 31, 2002, the Bank has $100.9 million of retained earnings available for dividend to Webster. Webster also maintains $100.0 million in available revolving lines of credit with correspondent banks.

As announced on September 14, 2001, Webster has initiated a stock buyback program of up to 2.5 million shares, or approximately 5 percent of Webster's
49.4 million shares of outstanding common stock, as of September 1, 2001. Webster plans to purchase these shares in the open market and via unsolicited negotiated transactions, including block purchases, over the next year. During the first quarter of 2002, Webster repurchased a total of 376,400 shares of its common stock. The total cost of the repurchased shares was $12.5 million with an average per share cost of approximately $33.15.

Applicable OTS regulations require the Bank, as a federal savings bank, satisfy certain minimum capital requirements, including a core capital requirement and risk-based capital requirements. As an OTS regulated savings institution, the Bank is also subject to a minimum tangible capital requirement. At March 31, 2002, the Bank was in full compliance with all applicable capital requirements and exceeded the capital requirements for a "well capitalized" institution as displayed in the table included in the "Financial Condition" section of Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere within this Report.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

ASSET QUALITY
-------------

LOAN PORTFOLIO REVIEW AND ALLOWANCE FOR LOAN LOSS METHODOLOGY

Webster devotes significant attention to maintaining asset quality through conservative underwriting standards, active servicing of loans and aggressive management of nonperforming assets. The allowance for loan losses is maintained at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors which, in management's judgment, deserve current recognition in estimating loan losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on Webster's nonaccrual loans and classified loans, including an analysis of the collateral for the loans.

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

NONPERFORMING ASSETS

The aggregate amount of nonperforming assets decreased to $54.3 million at March 31, 2002 from $62.5 million at December 31, 2001 and decreased as a percentage of total assets to .44% at March 31, 2002 from .53% at December 31, 2001. Nonaccrual loans decreased $10.3 million and foreclosed properties decreased $1.0 million during the current year first quarter period, while loans past due 90 days and accruing increased $3.2 million. The decrease in nonaccrual loans from December 31, 2001 to March 31, 2002 is principally due to the combination of a $7.5 million decrease in nonaccrual commercial and industrial loans. The remaining $2.8 million decrease is due to residential and commercial real estate nonaccrual loans decreasing. The allowance for loan losses at March 31, 2002 was $98.9 million and represented 210% of nonaccrual loans and 1.37% of total gross loans.

The following table details nonperforming assets.

--------------------------------------------------------------------------------
                                                        MARCH 31,   DECEMBER 31,
(In thousands)                                             2002        2001
--------------------------------------------------------------------------------

NONPERFORMING ASSETS:
Loans accounted for on a nonaccrual basis:
   Residential                                           $ 6,262        7,677
   Commercial                                             29,335       36,854
   Commercial real estate                                  9,925       11,062
   Consumer                                                1,545        1,823
--------------------------------------------------------------------------------
      Total nonaccrual loans                              47,067       57,416
--------------------------------------------------------------------------------
Loans past due 90 days or more and accruing:
   Commercial                                              2,035           --
   Commercial real estate                                  1,197           --
--------------------------------------------------------------------------------
      Total loans past due 90 days or more and accruing    3,232           --
--------------------------------------------------------------------------------
Foreclosed and repossessed properties:
   Residential and consumer                                1,336        2,504
   Commercial                                              2,690        2,534
--------------------------------------------------------------------------------
      Total foreclosed property                            4,026        5,038
--------------------------------------------------------------------------------
      Total nonperforming assets                         $54,325       62,454
================================================================================

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

Net charge-offs for the current year's first quarter totaled $2.4 million, increasing $1.5 million as compared to the same period a year ago. The increase in net charge-offs is primarily due to commercial loan net charge-offs that increased $1.5 million. This increase primarily involved loans within the specialized lending and lease finance portfolios.

PAST DUE LOANS

The following table sets forth information as to the Bank's loans past due 30-89 days.

                                           MARCH 31, 2002                   DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------
                                  Principal       Percent of loans     Principal      Percent of loans
(Dollars in thousands)             Balances         outstanding         Balances        outstanding
------------------------------------------------------------------------------------------------------
PAST DUE 30-89 DAYS:
Residential                        $14,792             0.20%            $18,359             0.26%
Commercial real estate              10,689             0.15              22,973             0.33
Commercial and industrial           10,431             0.14              16,286             0.23
Consumer                             3,529             0.05               5,260             0.08
------------------------------------------------------------------------------------------------------
Total                              $39,441             0.54%            $62,878             0.90%
======================================================================================================

TROUBLED DEBT RESTRUCTURINGS

At March 31, 2002 and December 31, 2001, the Bank had total accruing troubled debt restructurings of approximately $4.8 million and $5.2 million, respectively. Interest income for the three month period ended March 31, 2002 under the restructured terms totaled $96,000 as compared to $174,000 that would have been booked under their original terms. Interest income for the three months ended December 31, 2001 totaled $112,000 as compared to $184,000 that would have been booked had the loans been under their original terms.

POTENTIAL PROBLEM LOANS

The following table summarizes Webster's classified loans (substandard, doubtful and loss), including nonperforming loans at March 31, 2002 and December 31, 2001.

--------------------------------------------------------------------------------
                                            MARCH 31,           DECEMBER 31,
                                              2002                 2001
--------------------------------------------------------------------------------
Substandard:
   Accruing                                 $ 94,864               88,397
   Nonaccruing                                43,146               47,846
--------------------------------------------------------------------------------
    Total substandard                        138,010              136,243
--------------------------------------------------------------------------------
Doubtful:
   Accruing                                       11                   66
   Nonaccruing                                 3,756                4,464
--------------------------------------------------------------------------------
    Total doubtful                             3,767                4,530
--------------------------------------------------------------------------------
Loss                                              --                   --
--------------------------------------------------------------------------------
   Total                                    $141,777              140,773
================================================================================

--------------------------------------------------------------------------------
Classified as a percent of loans                 2.0%                 2.0
================================================================================

At March 31, 2002 and December 31, 2001, $46.9 million and $52.3 million, respectively, of nonperforming loans (excluding accruing troubled debt restructurings) were included in the classified loan total. The remaining classified loans of $94.9 million and $88.5 million continued to perform in accordance with their contractual terms and accrue interest. Due to their classification as substandard or doubtful, these loans are considered by management to be potential problem loans.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001.

GENERAL

Net income for the three months ended March 31, 2002, was $39.4 million or $.80 per diluted share compared to $27.0 million or $.54 per diluted share for the same period ended March 31, 2001. The growth in net income was driven by increases in net interest income and growth in revenues from fee-based services. Declines in noninterest expense also contributed to the net income increase. The decreased noninterest expense can be partially attributed to the adoption of SFAS No. 142, which ceased the amortization of goodwill. Included in the net income for the three months ending March 31, 2001 are a $2.4 million (net of taxes) expense related to the cumulative effect of a change in the method of accounting (SFAS No. 133 implementation), and an extraordinary expense of $1.2 million which represents costs incurred for the early extinguishment of debt related to borrowings from the Federal Home Loan Bank.

NET INTEREST INCOME

Net interest income for the three months ended March 31, 2002, amounted to $96.5 million compared to $87.7 million for the same period in 2001. The increase in net interest income of $8.8 million in the current three month period is due primarily to decreased interest expense of $34.3 million offsetting a decrease in interest income of $25.5 million. This decline resulted from the lower interest rate environment in the current year, partially offset by an increase in volume of interest-earning assets and interest-bearing liabilities. See the rate/volume table elsewhere within this section for additional information.

Net interest margin for the three months ended March 31, 2002 was 3.51% as compared to 3.37% for the same period in the previous year. The margin increased as the cost of our borrowed funds position declined faster than the yield on earning assets.

INTEREST INCOME

Total interest income for the three months ended March 31, 2002 was $171.1 million compared to $196.6 million in the same period a year ago, a decline of $25.5 million, or 13.0%. The yield on interest-earning assets dropped by 131 basis points for the current year primarily due to a lower yield on loans, which decreased 160 basis points. The yield on loans declined as a result of the low interest rate environment during 2001 and 2002, which caused an accelerated level of prepayments and a reinvestment into assets with a lower yield. The impact of the lower yield on earning assets was partially offset by a higher volume of average earnings assets, which increased by $607.6 million. The yields on interest-earning assets for the three months ended March 31, 2002 and 2001 were 6.24% and 7.55%, respectively.

INTEREST EXPENSE

Total interest expense for the three months ended March 31, 2002 of $74.6 million compared to $108.9 million for the same period one year earlier. The decrease in interest expense for the current year three month period was primarily due to the lower interest rate environment, which caused a 150 basis point decrease in the overall cost of interest-bearing liabilities. The cost of deposit and borrowing liabilities decreased 123 and 213 basis points, respectively, when compared to the same period in the previous year. Lower costs on borrowings and deposits were partially offset by the impact of a higher volume of interest-bearing funds for the period. The costs of interest-bearing liabilities for the three months ended March 31, 2002 and 2001 were 2.82% and 4.32%, respectively. Again, the low interest rate environment resulted in new volumes being added at a much lower rate than those maturing for both time deposits and borrowed funds.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

The following table shows the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned and paid by Webster.

                                                                           THREE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------------------------------------------------------
                                                                 2002                                     2001
                                                                            Fully Tax-                              Fully Tax-
                                                Average                    Equivalent   Average                     Equivalent
(Dollars in thousands)                          Balance       Interest (b)   Yield      Balance      Interest (b)      Yield
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Loans                                         $  6,996,981       111,495     6.39%    $  6,943,051       138,631     7.99%
Securities                                       4,044,428        59,902     5.98(a)     3,500,761        58,216     6.67(a)
                                              ------------       -------              ------------     ---------
  Total interest-earning assets                 11,041,409       171,397     6.24       10,443,812       196,847     7.55
Noninterest-earning assets                         881,237                                 869,976
                                              ------------                            ------------
  TOTAL ASSETS                                $ 11,922,646                            $ 11,313,788
                                              ============                            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits                                      $  7,023,570        39,613     2.29%    $  6,853,563        59,436     3.52%
Borrowings                                       3,633,984        34,997     3.85        3,308,348        49,465     5.98
                                              ------------       -------              ------------     ---------
  Total interest-bearing liabilities            10,657,554        74,610     2.82       10,161,911       108,901     4.32
Noninterest-bearing liabilities                     86,796                                  81,485
                                              ------------                            ------------
  TOTAL LIABILITIES                             10,744,350                              10,243,396

Capital securities and preferred stock of
  subsidiary corporation                           159,577                                 166,244

SHAREHOLDERS' EQUITY                             1,018,719                                 904,148
                                              ------------                            ------------
  Total liabilities and shareholders' equity  $ 11,922,646                            $ 11,313,788
                                              ============                            ============
  Less: Fully-taxable equivalent adjustments                        (304)                                   (235)
                                                                 -------                               ---------
Net interest income                                               96,483                                  87,711
                                                                 =======                               =========
Interest-rate spread                                                         3.42%                                   3.23%
                                                                             ====                                    ====
Net yield on average interest-earning assets                                 3.51%                                   3.37%
                                                                             ====                                    ====

(a) For purposes of this computation, unrealized gains of $39.0 million and $10.7 million for March 2002 and 2001, respectively are excluded from the average balance for rate calculations.

(b)  On a fully tax-equivalent basis.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

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

                                                THREE MONTHS ENDED MARCH 31,
                                                        2002 V. 2001
--------------------------------------------------------------------------------
                                                  Increase (decrease) due to
 (In thousands)                                 Rate          Volume     Total
--------------------------------------------------------------------------------
Interest on interest-earning assets:
  Loans, net                                  $(28,197)       1,061     (27,136)
  Securities and short-term investments         (6,574)       8,260       1,686
--------------------------------------------------------------------------------
   Total                                       (34,771)       9,321     (25,450)
--------------------------------------------------------------------------------
Interest on interest-bearing liabilities:
  Deposits                                     (21,303)       1,480     (19,823)
  FHLB advances and other
   borrowings                                  (18,964)       4,496     (14,468)
--------------------------------------------------------------------------------
   Total                                       (40,267)       5,976     (34,291)
--------------------------------------------------------------------------------
Net change in fully taxable-equivalent
  net interest income                            5,496        3,345       8,841
--------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES

The provision for loan losses was $4.0 million, for the three month period ended March 31, 2002 compared to $3.2 million for the respective period in 2001. Management performs a quarterly review of the loan portfolio and based on this review determines the level of provision necessary to maintain the allowance for loan losses at an adequate level. Based upon management's quarterly review, the provision for the first quarter of 2002 was increased to $4.0 million from $3.2 million a year ago. Several factors influenced the increase, including the increasing commercial portfolio and the slowing of growth in the general economy. For further information see the "Loan Portfolio Review and Allowance for Loan Loss Methodology" included in the "Lending Activities" section of Management's Discussion and Analysis of Financial Condition and Results of Operations within this Report. At March 31, 2002, the allowance for loan losses totaled $98.9 million and represented 210% of nonaccrual loans as compared to $97.3 million and 169% respectively, at December 31, 2001. At March 31, 2002 and December 31, 2001, the allowance for loan losses represented 1.37% and 1.40% of total outstanding loans, respectively. At March 31, 2001, the allowance for loan losses totaled $95.0 million and represented 202% of nonaccrual loans, and 1.33% of total outstanding loans.

NONINTEREST INCOME

Total noninterest income for the three months ended March 31, 2002 totaled $42.2 million, compared to $39.5 million for the same period in 2001. When the three month periods are compared, noninterest income increased for the current period by $2.7 million primarily due to higher income from insurance revenues of $2.4 million, fees and service charges of $2.6 million and $573,000 of deposit service fee income. The increase in insurance revenues was partly due to the acquisitions of Wolf Zackin and Benefit Plans Design insurance agencies in April 2001. The acquisition of Center Capital in March 2001, contributed to the higher level of loan fee income for the current period. These increases in noninterest income were partially offset by decreases of $1.1 million in other income, financial advisory revenue of $546,000 and $844,000 of lower realized net gains from the sale of securities.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

NONINTEREST EXPENSE

Total noninterest expense for the three months ended March 31, 2002 totaled $77.2 million compared to $78.2 million for the same period in 2001. The 2001 period included $3.7 million of branch reconfiguration expenses. On an adjusted basis, excluding the branch reconfiguration expense, noninterest expense increased $2.7 million in the current year period. This increase for the current year was primarily due to increases of $4.5 million for compensation and benefits expense and $1.0 million of other expense that were partially offset by a decrease in intangible asset amortization expense of $3.3 million. The increase in compensation and other expense for the current year is partly due to the acquisitions of Wolf Zackin and Benefit Plans Design insurance agencies in April 2001 and Center Capital in March 2001. The balance of the increase is attributable to merit increases and increased costs related to the medical and pension plans. The adoption of SFAS No. 142 in January 2002 eliminated the requirement to amortize goodwill but requires periodic review of goodwill for impairment. The implementation of SFAS No. 142 in the current period, resulted in goodwill amortization expense decreasing by $3.3 million when compared to the same expense one year earlier. See Note 13 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information concerning SFAS No. 142.

INCOME TAXES

Total income tax expense for the three months ended March 31, 2002 was $18.1 million compared to $13.4 million for the same period in 2001. The effective tax rates for the three month periods ended March 31, 2002 and 2001 were approximately 31.4% and 33.1%, respectively. Tax expense for the current year period is higher than the corresponding prior year period primarily due to a higher level of income before taxes, while the effective tax rate decline is due, primarily, to the Company's January 1, 2002 adoption of the provisions of SFAS No. 142, regarding goodwill and other intangible asset amortization, as more fully discussed in Note 13 of Notes to Consolidated Financial Statements. Goodwill amortization expense, which ceased with the adoption of SFAS No. 142, was nondeductible for income tax purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 25 and 26 under the caption "Asset/Liability Management and Market Risk".

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

     (a) Not Applicable

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

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

     (a) Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     (a) Not Applicable

Item 5. Other Information
        -----------------

     (a) Not Applicable

Item 6. Exhibits and Report on Form 8-K
        -------------------------------

     (a) Exhibits
           Not Applicable

     (b) Reports on Form 8-K

                  Webster filed the following Current Report on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2002:

                  Current Report on Form 8-K, filed on February 11, 2002 (announcing the date of Webster's Annual Meeting of Shareholders).

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                  EXHIBIT INDEX


EXHIBIT NO.                    EXHIBIT DESCRIPTION
--------------------------------------------------------------------------------

Exhibits:

         Not applicable.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               WEBSTER FINANCIAL CORPORATION
                                               -----------------------------
                                                           Registrant


Date: May 14, 2002                              By: /s/ William J. Healy
------------------                                  ----------------------------
                                                    William J. Healy
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    Principal Financial Officer