Form 10-Q
period 2002-06-30
WEBSTER FINANCIAL CORP
filed 2002-08-13
CIK 801337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JUNE 30, 2002.

                                       or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from          to          .
                                                         ----------  ----------

      Commission File Number: 0-15213.


                                            WEBSTER FINANCIAL CORPORATION
                               (Exact name of registrant as specified in its charter)

                             DELAWARE                                                   06-1187536
  (State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

               WEBSTER PLAZA, WATERBURY, CONNECTICUT                                       06702
             (Address of principal executive offices)                                   (Zip Code)

                                                    (203) 753-2921
                                (Registrant's telephone number, including area code)



---------------------------------------------------------------------------------------------------------------
               (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     [X]  Yes          [   ]  No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock (par value $ .01)                             47,957,207
------------------------------                   -------------------------------
                Class                             Outstanding at July 31, 2002

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                                                           INDEX
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                                        PAGE NO.
                                                                                                                        --------

PART I - FINANCIAL INFORMATION

   Item 1.   Interim Financial Statements

       Consolidated Statements of Condition at June 30, 2002 (unaudited) and December 31, 2001                            3

       Consolidated Statements of Income for the three and six months ended June 30, 2002
         and 2001 (unaudited)                                                                                             4

       Consolidated Statements of Shareholders' Equity for the six months ended June 30, 2002
         and 2001 (unaudited)                                                                                             5

       Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2002
         and 2001 (unaudited)                                                                                             6

       Consolidated Statements of Cash Flows for the six months ended June 30, 2002
         and 2001 (unaudited)                                                                                             7

       Notes to Consolidated Interim Financial Statements                                                                 8

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                       26

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                                  41


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                                                                           42

   Item 2.   Changes in Securities and Use of Proceeds                                                                   42

   Item 3.   Defaults upon Senior Securities                                                                             42

   Item 4.   Submission of Matters to a Vote of Security Holders                                                         42

   Item 5.   Other Information                                                                                           42

   Item 6.   Exhibits and Reports on Form 8-K                                                                            42


SIGNATURE                                                                                                                43

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

-------------------------------------------------------------------------------------------------------------------------
                                                                                   (unaudited)
                                                                                     JUNE 30,      DECEMBER 31,
(In thousands, except share and per share data)                                        2002            2001
-------------------------------------------------------------------------------------------------------------------------

ASSETS:

Cash and due from depository institutions                                      $       244,257         218,908
Short-term investments                                                                  55,539          35,937
Securities: (Note 2)
  Trading, at fair value                                                                   163              --
  Available for sale, at fair value                                                  4,155,071       3,999,133
Loans receivable, net  (Notes 3 and 4)                                               7,333,045       6,869,911
Goodwill (Note 13)                                                                     212,601         222,699
Intangible assets (Note 13)                                                             88,760          97,352
Cash surrender value of life insurance                                                 167,492         163,023
Premises and equipment, net                                                             81,802          82,808
Accrued interest receivable                                                             56,543          54,288
Deferred tax asset, net (Note 5)                                                        16,277          33,158
Prepaid expenses and other assets                                                       78,829          80,165
-------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                $    12,490,379      11,857,382
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY:

Deposits  (Note 8)                                                             $     7,337,589       7,066,471
Federal Home Loan Bank advances (Note 6)                                             2,196,984       2,531,179
Securities sold under agreements to repurchase and other borrowings (Note 7)         1,660,665       1,002,185
Accrued expenses and other liabilities                                                  83,376          91,503
-------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                 11,278,614      10,691,338
-------------------------------------------------------------------------------------------------------------------------

Corporation-obligated mandatorily redeemable capital securities of
  subsidiary trusts (Note 16)                                                          135,000         150,000
Preferred stock of subsidiary corporation                                                9,577           9,577

SHAREHOLDERS' EQUITY:

Common stock, $.01 par value:
  Authorized - 200,000,000 shares
  Issued - 49,507,192 shares at June 30, 2002 and
   49,502,742 at December 31, 2001                                                         495             495
Paid-in capital                                                                        414,956         415,194
Retained earnings                                                                      645,491         590,254
Treasury stock at cost, 1,080,041 shares at June 30, 2002
  and 353,325 shares at December 31, 2001                                              (37,169)        (10,141)
Unearned compensation                                                                   (3,864)         (3,998)
Employee Stock Ownership Plan shares purchased with debt                                    --            (286)
Accumulated other comprehensive income                                                  47,279          14,949
------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                         1,067,188       1,006,467
------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                   $    12,490,379      11,857,382
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)

--------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
(In thousands, except per share data)                         2002       2001         2002           2001
--------------------------------------------------------------------------------------------------------------

INTEREST INCOME:
Loans                                                     $ 114,027    134,702      225,522        273,330
Securities and short-term investments                        59,340     59,755      118,938        117,739
--------------------------------------------------------------------------------------------------------------
  Total interest income                                     173,367    194,457      344,460        391,069
--------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Deposits (Note 8)                                            37,005     57,702       76,618        117,138
Borrowings                                                   33,797     46,311       68,794         95,776
--------------------------------------------------------------------------------------------------------------
  Total interest expense                                     70,802    104,013      145,412        212,914
--------------------------------------------------------------------------------------------------------------

  Net interest income                                       102,565     90,444      199,048        178,155
Provision for loan losses (Note 4)                            4,000      3,200        8,000          6,400
--------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses        98,565     87,244      191,048        171,755
--------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME:
Deposit service charges                                      14,924     14,325       28,730         27,557
Loan and loan servicing fees                                  6,255      5,670       11,478          8,567
Insurance revenue                                             6,376      5,573       13,812         10,587
Trust and investment services                                 4,068      4,591        8,455          8,985
Financial advisory services                                   4,357      3,792        8,316          8,297
Increase in cash surrender value of life insurance            2,267      2,391        4,469          4,715
Gain on sale of securities, net                               1,126      1,794        4,531          6,043
Other                                                           945      3,967        2,729          6,838
--------------------------------------------------------------------------------------------------------------
  Total noninterest income                                   40,318     42,103       82,520         81,589
--------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:
Compensation and benefits                                    40,742     36,062       80,890         71,679
Occupancy                                                     6,212      6,526       12,497         13,406
Furniture and equipment                                       6,812      7,160       13,380         13,871
Intangible asset amortization (Note 13)                       4,280      7,886        8,593         15,450
Marketing                                                     2,438      2,293        4,862          4,383
Professional services                                         2,820      2,542        5,147          4,112
Capital securities                                            3,537      3,615        7,153          7,231
Branch reconfiguration                                           --         --           --          3,703
Acquisition expenses                                            616         --          616             --
Other                                                        11,859     10,220       23,371         20,689
--------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                  79,316     76,304      156,509        154,524
--------------------------------------------------------------------------------------------------------------

  Income before income taxes, extraordinary item and
   cumulative effect of change in method of accounting       59,567     53,043      117,059         98,820
Income taxes                                                 18,846     18,539       36,902         33,706
--------------------------------------------------------------------------------------------------------------
  Income before extraordinary item and cumulative effect
   of change in method of accounting                         40,721     34,504       80,157         65,114
Extraordinary item - early extinguishment of debt (net
  of taxes) (Note 10)                                            --         --           --         (1,209)
Cumulative effect of change in method of accounting (net
  of taxes) (Note 11)                                            --         --       (7,280)        (2,418)
--------------------------------------------------------------------------------------------------------------
  NET INCOME                                              $  40,721     34,504       72,877         61,487
--------------------------------------------------------------------------------------------------------------

Net Income per common share: (Notes 12 and 13)
  Basic                                                   $    0.84       0.70         1.50           1.25
  Diluted                                                      0.82       0.69         1.47           1.24

Dividends paid per common share                                0.19       0.17         0.36           0.33

See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                         Employee   Accumulated
                                                                                           Stock       Other
                                                                                         Ownership    Compre-
                                                                             Unearned   Plan Shares   hensive
                                     Common  Paid-in   Retained   Treasury    Compen-    Purchased    Income
(In thousands,)                       Stock  Capital   Earnings     Stock     sation     With Debt    (Loss)         Total
-----------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2001
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000         $   495   416,334     490,078   (13,361)   (1,640)      (642)       (890)       890,374
-----------------------------------------------------------------------------------------------------------------------------
Net income for the six months
  ended June 30, 2001                   --        --      61,487        --        --         --          --         61,487
Dividends paid                          --        --     (16,232)       --        --         --          --        (16,232)
Allocation of ESOP shares               --       440          --        --        --        356          --            796
Exercise of stock options               --    (1,997)         --     8,584        --         --          --          6,587
Common stock repurchased                --        --          --    (1,191)       --         --          --         (1,191)
Consideration granted for
  purchase acquisitions                 --       221          --     1,181        --         --          --          1,402
Restricted stock grants, net
  of amortization                       --     1,059          --     1,480    (1,936)        --          --            603
Net unrealized gain on securities
  available for sale, net of taxes      --        --          --        --        --         --       3,084          3,084
Other, net                              --        --          (8)       --        --         --          --             (8)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001             $   495   416,057     535,325    (3,307)   (3,576)      (286)      2,194        946,902
-----------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2002
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001         $   495   415,194     590,254   (10,141)   (3,998)      (286)     14,949      1,006,467
-----------------------------------------------------------------------------------------------------------------------------
Net income for the six months
  ended June 30, 2002                   --        --      72,877        --        --         --                     72,877
Dividends paid                          --        --     (17,623)       --        --         --          --        (17,623)
Allocation of ESOP shares               --       571          --        --        --        286          --            857
Exercise of stock options               --      (948)         --     5,252        --         --          --          4,304
Common stock repurchased                --        --          --   (33,011)       --         --          --        (33,011)
Restricted stock grants, net
  of amortization                       --       192         (17)      731       134         --          --          1,040
Net unrealized gain on securities
  available for sale, net of taxes      --        --          --        --        --         --      32,330         32,330
Employee Stock Purchase Plan            --      (144)         --        --        --         --          --           (144)
Other, net                              --        91          --        --        --         --          --             91
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2002             $   495   414,956     645,491   (37,169)   (3,864)        --      47,279      1,067,188
-----------------------------------------------------------------------------------------------------------------------------




See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)


-----------------------------------------------------------------------------------------------------------------------
                                                                                     THREE MONTHS ENDED JUNE 30,
(In thousands)                                                                         2002               2001
-----------------------------------------------------------------------------------------------------------------------
Net income                                                                         $    40,721           34,504

Other comprehensive income (loss), net of tax:
  Unrealized net holding gain (loss) on securities available for sale arising during the period (net of income tax effect of $32,890
    and ($3,901) for 2002 and 2001, respectively)                                       49,692           (7,979)

  Reclassification adjustment for net gains included in
   net income (net of income tax effect of $439
    and $641 for 2002 and 2001, respectively)                                             (663)            (966)
----------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                       49,029           (8,945)
----------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                               $    89,750           25,559
----------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------
                                                                                      SIX MONTHS ENDED JUNE 30,
(In thousands)                                                                         2002               2001
-----------------------------------------------------------------------------------------------------------------------
Net income                                                                         $    72,877           61,487

Other comprehensive income, net of tax:
  Unrealized net holding gain on securities available for sale arising during the period (net of income tax effect of $23,555
    and $4,247 for 2002 and 2001, respectively)                                         35,046            6,569

  Reclassification adjustment for net gains included in
   net income (net of income tax effect of $1,833
    and $2,312 for 2002 and 2001, respectively)                                         (2,716)          (3,485)
----------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                              32,330            3,084
----------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                               $   105,207           64,571
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


----------------------------------------------------------------------------------------------------------------------------
                                                                                               SIX MONTHS ENDED JUNE 30,
(In thousands)                                                                                    2002          2001
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                             $      72,877        61,487
   Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                     8,000         6,400
    Depreciation and amortization                                                                10,606        10,750
    Amortization (accretion) of securities premiums/discounts, net                                  465          (540)
    Amortization (accretion) of loan premiums/discounts, net                                      4,835        (1,484)
    Amortization of intangible assets                                                             8,593        15,450
    Cumulative effect of change in accounting method  (Note 11)                                  11,200         3,614
    Gains on sale of foreclosed properties, net                                                    (237)         (906)
    Gains on sale of securities, net                                                             (4,549)       (5,797)
    Gains on the sale of loans, net                                                              (1,632)       (1,385)
    Losses (gains) on trading securities, net                                                        18          (246)
    (Increase) decrease in trading securities                                                      (181)          252
    Loans originated for sale                                                                  (501,223)     (278,136)
    Proceeds from sale of loans originated for sale                                             535,346       211,291
    (Increase) decrease in interest receivable                                                   (2,255)        5,643
    Increase in prepaid expenses and other assets, net                                           (6,375)      (29,136)
    Increase (decrease) in interest payable                                                       6,330       (20,705)
    Decrease in accrued expenses and other liabilities, net                                     (13,664)      (30,845)
    Increase in cash surrender value of life insurance                                           (4,469)       (4,715)
    Proceeds from life insurance contract surrender                                                  --        19,531
    Other, net                                                                                     (396)           --
----------------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by operating activities                                           123,289       (39,477)
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
    Purchases of securities, available for sale                                                (939,629)   (1,077,401)
    Principal collected on securities                                                           633,628       233,830
    Maturities of securities                                                                      3,550        47,543
    Proceeds from sale of securities, available for sale                                        204,649       387,737
    Increase in short-term investments, net                                                     (19,602)       (9,489)
    (Increase) decrease in loans, net                                                          (510,132)      231,100
    Proceeds from sale of foreclosed properties                                                   3,850         4,354
    Purchase of premises and equipment, net                                                      (7,667)         (287)
    Net cash paid for purchase acquisitions                                                          --       (17,263)
    Other, net                                                                                     (660)           --
----------------------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                                     (632,013)     (199,876)
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
    Increase in deposits, net                                                                   271,118        68,394
    Decrease in FHLB advances, net                                                             (334,195)     (523,107)
    Increase in securities sold under agreement to repurchase and
     other borrowings, net                                                                      658,480       805,755
    Cash dividends paid to common shareholders                                                  (17,623)      (16,232)
    Redemption of Series A preferred stock of subsidiary corporation                                 --       (40,000)
    Redemption of capital securities                                                            (15,000)           --
    Exercise of stock options                                                                     4,304         7,431
    Common stock repurchased                                                                    (33,011)       (1,191)
----------------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                                   534,073       301,050
----------------------------------------------------------------------------------------------------------------------------
      Increase in cash and cash equivalents                                                      25,349        61,697
    Cash and cash equivalents at beginning of period                                            218,908       265,035
----------------------------------------------------------------------------------------------------------------------------
      Cash and cash equivalents at end of period                                        $       244,257       326,732
----------------------------------------------------------------------------------------------------------------------------

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------------------------------
                                                                                              SIX MONTHS ENDED JUNE 30,
(In thousands)                                                                                  2002            2001
----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:
   Income taxes paid                                                                    $      36,530          30,059
   Interest paid                                                                              139,083         233,619

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING, INVESTING AND
  FINANCING ACTIVITIES:
   Transfer of loans to foreclosed properties                                           $       1,672           2,986
   Reclassification of held to maturity securities to available for sale (fair
    value of $248,215 at January 1, 2001)                                                          --         261,747

----------------------------------------------------------------------------------------------------------------------------



Assets acquired and liabilities assumed in purchase business combinations were as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                              SIX MONTHS ENDED JUNE 30,
(In thousands)                                                                                  2002            2001
----------------------------------------------------------------------------------------------------------------------------

Fair value of noncash assets acquired in purchase acquisitions                          $          --         247,040
Fair value of liabilities assumed in purchase acquisitions                                         --         251,842
Common stock issued in purchase business combinations                                              --           1,402
----------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1: BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
-------------------------------------------------------------

The Consolidated Interim Financial Statements include the accounts of Webster Financial Corporation ("Webster" or the "Company") and its subsidiaries. The Consolidated Interim Financial Statements and Notes thereto have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the Consolidated Interim Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the Consolidated Interim Financial Statements and the reported amounts of revenues and expenses for the periods presented. The actual results of Webster could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan losses and the valuation allowance for the deferred tax asset. These Consolidated Interim Financial Statements should be read in conjunction with the audited Consolidated Interim Financial Statements and Notes thereto included in Webster's 2001 Annual Report on Form 10-K for the year ended December 31, 2001.


NOTE 2: SECURITIES
------------------

A summary of securities follows:

                                                 JUNE 30, 2002                           DECEMBER 31, 2001
-------------------------------------------------------------------------------------------------------------------------------
                                   Amortized      Unrealized          Fair     Amortized        Unrealized           Fair
(In thousands)                        Cost      Gains    Losses      Value        Cost        Gains     Losses       Value
-------------------------------------------------------------------------------------------------------------------------------

TRADING SECURITIES:
Municipal securities  (a)      $       163         --        --         163            --         --        --           --
-------------------------------------------------------------------------------------------------------------------------------

AVAILABLE FOR SALE PORTFOLIO:
U.S. Treasury Notes                     --         --        --          --         2,014         --        --        2,014
Municipal bonds and notes           92,153      2,525       (38)     94,640        78,349      1,266      (536)      79,079
Corporate bonds and notes          185,361        351   (11,268)    174,444       207,024        786   (18,428)     189,382
Equity securities (b)              157,032      7,748      (720)    164,060       166,351      7,649    (4,114)     169,886
Mortgage-backed securities (c)   3,640,145     81,937      (155)  3,721,927     3,519,067     50,008   (10,303)   3,558,772
-------------------------------------------------------------------------------------------------------------------------------
   Total                         4,074,691    92,561    (12,181)  4,155,071     3,972,805     59,709   (33,381)   3,999,133
-------------------------------------------------------------------------------------------------------------------------------


(a) For trading securities, amortized cost equals market value and includes recognized gains and losses.
(b) As of June 30, 2002, the fair value of equity securities consisted of Federal Home Loan Bank ("FHLB") stock of $127.8 million, preferred stock of $5.4 million and common stock of $30.9 million. The fair value of equity securities at December 31, 2001 consisted of FHLB stock of $126.6 million, preferred stock of $5.4 million and common stock of $37.9 million.
(c) Includes mortgage-backed securities, comprised of Fannie Mae, Freddie Mac, Government National Mortgage Association and non-agency issued mortgage-backed securities

As part of its ongoing review of its investment portfolio, management evaluates unrealized losses on securities for declines in value that are other than temporary in nature. During the six months ended June 30, 2002, Webster recorded a writedown of $1.8 million, included in gain on sale of securities, for two equity holdings whose value decline was deemed to be other than temporary in nature.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3: LOANS RECEIVABLE, NET
-----------------------------

A summary of loans, net follows:

--------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                              JUNE 30, 2002                 DECEMBER 31, 2001
--------------------------------------------------------------------------------------------------------------
                                                Amount          %               Amount          %
                                                ------        ----              ------         ---
Residential mortgage loans:
   1-4 family units                       $    3,255,299      44.4%       $   3,058,662       44.5%
   Multi-family units                            108,196       1.5              104,038        1.5
   Construction                                  180,452       2.5              223,583        3.3
   Loans held for sale                           109,795       1.5              143,918        2.1
--------------------------------------------------------------------------------------------------------------
     Total residential mortgage loans          3,653,742      49.9            3,530,201       51.4
--------------------------------------------------------------------------------------------------------------
Commercial loans:
   Commercial non-mortgage                     1,022,800      14.0            1,046,874       15.2
   Lease financing                               369,544       5.0              320,704        4.7
--------------------------------------------------------------------------------------------------------------
     Total commercial loans                    1,392,344      19.0            1,367,578       19.9
--------------------------------------------------------------------------------------------------------------
Commercial real estate:
   Commercial mortgage                           872,160      11.9              892,145       13.0
   Commercial construction                       120,000       1.6               82,831        1.2
--------------------------------------------------------------------------------------------------------------
     Total commercial real estate                992,160      13.5              974,976       14.2
--------------------------------------------------------------------------------------------------------------
Consumer loans:
   Home equity credit loans and lines          1,349,283      18.4            1,038,350       15.1
   Other consumer                                 45,214       0.6               56,113        0.8
--------------------------------------------------------------------------------------------------------------
     Total consumer loans                      1,394,497      19.0            1,094,463       15.9
--------------------------------------------------------------------------------------------------------------
   Total loans                                 7,432,743     101.4            6,967,218      101.4
Less: allowance for loan losses                  (99,698)     (1.4)             (97,307)      (1.4)
--------------------------------------------------------------------------------------------------------------
   Loans receivable, net                  $    7,333,045     100.0%       $   6,869,911      100.0%
--------------------------------------------------------------------------------------------------------------

At June 30, 2002, net loans included $12.6 million of net discounts and $25.1 million of net deferred costs. At December 31, 2001, net loans included $17.2 of net discounts and $19.0 million of net deferred costs. The unadvanced portions of closed loans totaled $67.4 million and $78.2 million at June 30, 2002 and December 31, 2001, respectively.

As of June 30, 2002 and December 31, 2001, residential mortgage origination commitments totaled $216.2 million and $158.2 million, respectively. Residential commitments outstanding at June 30, 2002 consisted of adjustable rate and fixed rate mortgages of $29.8 million and $186.4 million, respectively, at rates ranging from 5.2% to 7.3%. Residential commitments outstanding at December 31, 2001 consisted of adjustable rate and fixed rate mortgages of $46.5 million and $111.7 million, respectively, at rates ranging from 5.4% to 7.5%. Commitments to originate loans generally expire within 60 days. Webster also had outstanding commitments to sell residential mortgage loans of $195.7 million and $195.4 million at June 30, 2002 and December 31, 2001, respectively. At June 30, 2002 and December 31, 2001, unused portions of home equity credit lines extended were $948.8 million and $754.7 million, respectively. Unused commercial lines of credit, letters of credit, standby letters of credit, lease financing commitments and outstanding commercial loan commitments totaled $913.7 million and $800.3 million at June 30, 2002 and December 31, 2001, respectively.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

At June 30, 2002 and December 31, 2001, Webster serviced, for the benefit of others, mortgage loans aggregating approximately $1.2 billion.

NOTE 4: ALLOWANCE FOR LOAN LOSSES
---------------------------------

The allowance for loan losses is maintained at a level to absorb probable losses inherent in the loan portfolio. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off, and reduced by charge-offs on loans.

The following table provides a summary of the activity in the allowance for loan losses for the indicated periods:

---------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
 (Dollars in thousands)                                      2002         2001           2002        2001
---------------------------------------------------------------------------------------------------------------

Balance at beginning of period                          $   98,930       94,970         97,307      90,809
Provisions charged to operations                             4,000        3,200          8,000       6,400
Allowance acquired through purchase transaction                 --           --             --       1,852
---------------------------------------------------------------------------------------------------------------
                                                           102,930       98,170        105,307      99,061
CHARGE-OFFS:
  Residential                                                  187          134            549         522
  Commercial  (a)                                            3,352        1,911          5,254       2,492
  Commercial real estate                                        --           --             --          --
  Consumer                                                     250          371            627         825
---------------------------------------------------------------------------------------------------------------
   Total charge-offs                                         3,789        2,416          6,430       3,839

RECOVERIES:
  Residential                                                   89           66            136         181
  Commercial  (a)                                              428          250            606         592
  Commercial real estate                                        --           --             --          --
  Consumer                                                      40           65             79         140
---------------------------------------------------------------------------------------------------------------
   Total recoveries                                            557          381            821         913
---------------------------------------------------------------------------------------------------------------
   Net charge-offs                                           3,232        2,035          5,609       2,926
---------------------------------------------------------------------------------------------------------------
Balance at end of period                                $   99,698       96,135         99,698      96,135
---------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average loans outstanding
   during the period (annualized)                            0.18%         0.12           0.16        .08
---------------------------------------------------------------------------------------------------------------

(a) All small business loans, both commercial and commercial real estate, are considered commercial for purposes of charge-offs and recoveries.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5: DEFERRED TAX ASSET, NET
-------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2002 and December 31, 2001 are summarized below. Temporary differences arise for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A 100% valuation allowance has been applied to the State of Connecticut income tax assets since Webster expects to have minimal Connecticut income tax liability for the foreseeable future.

--------------------------------------------------------------------------------------------------------------------
                                                                             JUNE 30,         DECEMBER 31,
(In thousands)                                                                 2002               2001
--------------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
   Loan loss and other allowances, net                                   $     39,985            39,839
   Intangibles                                                                 12,161             8,023
   Loan discounts                                                               9,078            10,214
   Net operating loss carryforwards                                             8,683             9,767
   Accrued compensation and benefits                                            8,327             6,163
   Other accrued expenses                                                       1,924             3,073
   Lease financing costs                                                        1,122             1,709
   Other                                                                        1,287               916
--------------------------------------------------------------------------------------------------------------------
     Total deferred tax assets                                                 82,567            79,704
   Less: state tax valuation allowance, net of federal benefit                (11,063)          (10,959)
--------------------------------------------------------------------------------------------------------------------
     Deferred tax assets, net of valuation allowance                           71,504            68,745
--------------------------------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
   Net unrealized gain on securities available for sale                        31,960            10,498
   Intangibles                                                                 14,408            15,744
   Loan premiums                                                                2,931             3,915
   Compensation and benefits                                                    2,026             2,026
   Mortgage servicing rights                                                    2,305             1,815
   Accrued dividends                                                              508               570
   Depreciation and amortization                                                  358               402
   Other                                                                          731               617
--------------------------------------------------------------------------------------------------------------------
     Total deferred tax liabilities                                            55,227            35,587
--------------------------------------------------------------------------------------------------------------------
     Net deferred tax asset                                              $     16,277            33,158
--------------------------------------------------------------------------------------------------------------------

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 6: FEDERAL HOME LOAN BANK ADVANCES
---------------------------------------

Advances payable to the Federal Home Loan Bank ("FHLB") are summarized as follows:


-------------------------------------------------------------------------------------------------------------------
                                                        JUNE 30, 2002                   DECEMBER 31, 2001
                                                   Total                              Total
(Dollars in thousands)                          Outstanding        Callable        Outstanding       Callable
-------------------------------------------------------------------------------------------------------------------
FIXED RATE:
   1.25% to 6.87% due in 2002               $       150,000              --             883,000             --
   4.24% to 6.67% due in 2003                       312,962              --             313,440             --
   1.99% to 6.78% due in 2004                       750,258              --             550,320        100,000
   5.91% to 6.25% due in 2005                       102,398         100,000             102,802        100,000
   4.68% to 6.31% due in 2006                        52,297              --              52,558             --
   4.88% to 6.98% due in 2007                       702,318         500,000             502,362        500,000
   4.49% to 5.93% due in 2008                        29,588          27,000              29,773         27,000
   5.50% due in 2009                                  5,000           5,000               5,000          5,000
   8.44% due in 2010                                    499              --                 521             --
   6.60% due in 2011                                  2,113              --               2,200             --
   5.49% due in 2013                                 10,000          10,000              10,000         10,000
-------------------------------------------------------------------------------------------------------------------
                                                  2,117,433         642,000           2,451,976        742,000
VARIABLE RATE:
   5.76% and 5.76% due in 2004                       80,000              --              80,000             --
-------------------------------------------------------------------------------------------------------------------
                                                  2,197,433         642,000           2,531,976        742,000
   Unamortized discount on FHLB advances               (449)             --                (797)            --
-------------------------------------------------------------------------------------------------------------------
         Total advances, net                $     2,196,984         642,000           2,531,179        742,000
-------------------------------------------------------------------------------------------------------------------

Advances are secured by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans and securities. At June 30, 2002, Webster had $328.9 million of additional borrowing capacity at the FHLB. Investment securities were not utilized as qualifying collateral. Had securities been used for collateral, additional borrowing capacity would be approximately $2.2 billion at June 30, 2002. At June 30, 2002, the Bank was in compliance with the FHLB collateral requirements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS
---------------------------------------------------------------------------

Repurchase agreements are primarily collateralized by U.S. Government Agency mortgage-backed securities. The quarter average balance for borrowings under short-term repurchase agreements exceeded 30% of total shareholders' equity at June 30, 2002.

The following table summarizes balances for securities sold under agreement to repurchase and other borrowings:

-----------------------------------------------------------------------------------------------------------------
                                                                              JUNE 30,           DECEMBER 31,
 (In thousands)                                                                 2002                 2001
-----------------------------------------------------------------------------------------------------------------
Securities sold under agreements to repurchase                           $    1,268,413             571,675
Federal funds purchased                                                         159,000             180,000
Senior notes                                                                    126,000             126,000
Treasury tax and loan                                                           107,252             124,510
-----------------------------------------------------------------------------------------------------------------
  Total                                                                  $    1,660,665           1,002,185
-----------------------------------------------------------------------------------------------------------------

Information concerning short-term borrowings for securities sold under agreements to repurchase is summarized below:

-----------------------------------------------------------------------------------------------------------------
                                                                              JUNE 30,           DECEMBER 31,
 (Dollars in thousands)                                                         2002                 2001
-----------------------------------------------------------------------------------------------------------------
Quarter end balance                                                      $   1,268,413              571,675
Quarter average balance                                                      1,161,405              532,147
Highest month end balance during quarter                                     1,268,413              631,947
Weighted-average maturity date                                       Less than 1 month           2.7 months
Weighted-average interest rate                                                    1.73%                1.96
Amortized cost of collateral                                             $   1,275,920              571,241
Fair value of collateral                                                     1,306,829              584,340

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8: DEPOSITS
----------------

The following table sets forth deposit accounts showing balances by account type in dollars and as percentages of total deposits at the dates indicated.

-----------------------------------------------------------------------------------------------------------------------------
                                                      JUNE 30, 2002                          DECEMBER 31, 2001
                                                                    % of                                    % of
                                                                    total                                   total
(Dollars in thousands)                              Amount        deposits                  Amount        deposits
-----------------------------------------------------------------------------------------------------------------------------
Demand deposits                              $       922,463        12.6%          $        905,206         12.8%
NOW accounts                                         871,018        11.9                    803,416         11.4
Regular savings, escrow and MMDAs                  2,743,219        37.4                  2,430,691         34.4
Certificates of deposit                            2,696,163        36.7                  2,831,345         40.0
-----------------------------------------------------------------------------------------------------------------------------
  Total retail deposits                            7,232,863        98.6                  6,970,658         98.6
Treasury certificates of deposit                     104,726         1.4                     95,813          1.4
-----------------------------------------------------------------------------------------------------------------------------
  Total deposits                             $     7,337,589       100.0%          $      7,066,471        100.0%
-----------------------------------------------------------------------------------------------------------------------------

Interest expense on deposits is summarized as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
 (In thousands)                                       2002               2001                2002             2001
-----------------------------------------------------------------------------------------------------------------------------
NOW accounts                                      $    1,110             1,332               2,185             2,609
Regular savings and MMDAs                             10,907            13,288              21,347            25,510
Retail certificates of deposit                        24,357            41,176              51,850            84,536
-----------------------------------------------------------------------------------------------------------------------------
  Total retail deposits                               36,374            55,796              75,382           112,655
Treasury certificates of deposit                         631             1,906               1,236             4,483
-----------------------------------------------------------------------------------------------------------------------------
  Total deposits                                  $   37,005            57,702              76,618           117,138
-----------------------------------------------------------------------------------------------------------------------------

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9: BUSINESS SEGMENTS
-------------------------

Webster has three business segments. These segments are Retail Banking, Business Banking and Treasury. The organizational hierarchies that define the business segments are periodically reviewed and revised. Results may be restated, when necessary, to reflect changes in the organizational structure. The following table presents the condensed statements of income and total assets for Webster's reportable segments.

Operating income and total assets by business segment for the quarter and year to date are as follows:

THREE MONTHS ENDED JUNE 30, 2002
---------------------------------------------------------------------------------------------------------------------------
                                                 RETAIL           BUSINESS                                   CONSOLIDATED
(In thousands)                                   BANKING           BANKING       TREASURY     ADJUSTMENTS       TOTAL
---------------------------------------------------------------------------------------------------------------------------
Net interest income                         $    61,668            15,944          24,953            --         102,565
Provision for loan losses                           414             3,586              --            --           4,000
---------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision           61,254            12,358          24,953            --          98,565
Noninterest income                               26,990             8,790           4,538            --          40,318
Noninterest expense                              55,242            14,233           6,473         3,368          79,316
---------------------------------------------------------------------------------------------------------------------------
   Income before income taxes                    33,002             6,915          23,018        (3,368)         59,567
Income taxes                                     10,441             2,241           7,283        (1,119)         18,846
---------------------------------------------------------------------------------------------------------------------------
   Net income                               $    22,561             4,674          15,735        (2,249)         40,721
---------------------------------------------------------------------------------------------------------------------------

  Total assets at period end                $ 5,930,491         2,053,565       4,506,323            --      12,490,379
THREE MONTHS ENDED JUNE 30, 2001
---------------------------------------------------------------------------------------------------------------------------
                                                 RETAIL           BUSINESS                                   CONSOLIDATED
(In thousands)                                   BANKING           BANKING       TREASURY     ADJUSTMENTS       TOTAL
---------------------------------------------------------------------------------------------------------------------------
Net interest income                         $    59,612            16,895          13,937            --          90,444
Provision for loan losses                           129             3,071              --            --           3,200
---------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision           59,483            13,824          13,937            --          87,244
Noninterest income                               26,601             7,943           7,559            --          42,103
Noninterest expense                              53,035            13,269           6,637         3,363          76,304
---------------------------------------------------------------------------------------------------------------------------
   Income before income taxes                    33,049             8,498          14,859        (3,363)         53,043
Income taxes                                     11,550             3,059           5,193        (1,263)         18,539
---------------------------------------------------------------------------------------------------------------------------
   Net income                               $    21,499             5,439           9,666        (2,100)         34,504
---------------------------------------------------------------------------------------------------------------------------

  Total assets at period end                $ 5,638,333         1,966,555       4,213,674            --      11,818,562
SIX MONTHS ENDED JUNE 30, 2002
---------------------------------------------------------------------------------------------------------------------------
                                                 RETAIL           BUSINESS                                   CONSOLIDATED
(In thousands)                                   BANKING           BANKING       TREASURY     ADJUSTMENTS       TOTAL
---------------------------------------------------------------------------------------------------------------------------
Net interest income                         $   115,279            29,975          53,794            --         199,048
Provision for loan losses                         2,566             5,434              --            --           8,000
---------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision          112,713            24,541          53,794            --         191,048
Noninterest income                               53,867            17,034          11,619            --          82,520
Noninterest expense                             107,621            28,853          13,348         6,687         156,509
---------------------------------------------------------------------------------------------------------------------------
   Income before income taxes                    58,959            12,722          52,065        (6,687)        117,059
Income taxes                                     18,586             4,158          16,413        (2,255)         36,902
---------------------------------------------------------------------------------------------------------------------------
   Net income before cumulative effect of
    change in method of accounting               40,373             8,564          35,652        (4,432)         80,157
Cumulative effect of change in method
  of accounting (net of taxes) (Note 11)             --            (7,280)             --            --          (7,280)
---------------------------------------------------------------------------------------------------------------------------
   Net income                               $    40,373             1,284          35,652        (4,432)         72,877
---------------------------------------------------------------------------------------------------------------------------

  Total assets at period end                $ 5,930,491         2,053,565       4,506,323            --      12,490,379

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2001
---------------------------------------------------------------------------------------------------------------------------
                                                 RETAIL           BUSINESS                                   CONSOLIDATED
(In thousands)                                   BANKING           BANKING       TREASURY      ADJUSTMENTS      TOTAL
---------------------------------------------------------------------------------------------------------------------------
Net interest income                         $   119,591            30,556          28,008            --         178,155
Provision for loan losses                         3,089             3,311              --            --           6,400
---------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision          116,502            27,245          28,008            --         171,755
Noninterest income                               49,854            14,919          16,816            --          81,589
Noninterest expense                             104,755            26,427          16,387         6,955         154,524
---------------------------------------------------------------------------------------------------------------------------
   Income before income taxes, extraordinary
    item and cumulative effect of
     change in method of accounting              61,601            15,737          28,437        (6,955)         98,820
Income taxes                                     21,043             5,471           9,662        (2,470)         33,706
---------------------------------------------------------------------------------------------------------------------------
   Net income before extraordinary item and
    cumulative effect of change in method
     of accounting                               40,558            10,266          18,775        (4,485)         65,114
Extraordinary item-early extinguishment
  of debt (net of taxes)                             --                --          (1,209)           --          (1,209)
Cumulative effect of change in method
  of accounting (net of taxes)                       --                --          (2,418)           --          (2,418)
---------------------------------------------------------------------------------------------------------------------------
   Net income                               $    40,558            10,266          15,148        (4,485)         61,487
---------------------------------------------------------------------------------------------------------------------------

  Total assets at period end                $ 5,638,333         1,966,555       4,213,674            --      11,818,562

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

Business Banking
----------------
The Business Banking segment includes the Bank's commercial and industrial, lease financing and commercial real estate lending activities. This segment also includes business deposits, cash management activities for business banking, financial advisory services, government finance and all trust activities including Webster Financial Advisors.

Treasury
--------
The Treasury segment includes short-term investments, investment securities, Federal Home Loan Bank advances, repurchase agreements and other borrowings.

Adjustments
-----------
Management fully allocates indirect expenses to its segments. These expenses include administration, finance, operations and other support functions. Adjustments for expenses not allocated to any segment for the three and six month periods ending June 30, 2002 and 2001 were capital securities expense of $3.5 million, $7.2 million, $3.6 million and $7.2 million, respectively, and minority interest credits of $169,000, $466,000, and $252,000, $276,000, respectively.

Allocations to segments are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised.

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10: EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT
----------------------------------------------------------

In January 2001, a $1.8 million charge to earnings, or $1.2 million, net of taxes, was recorded for the early extinquishment of debt. A prepayment penalty was incurred on seven Federal Home Loan Bank advances totaling $155.3 million with rates between 6.30% and 8.20% and remaining maturity dates ranging from 1 month to 20 months.


NOTE 11: CUMULATIVE EFFECT OF CHANGE IN METHOD OF ACCOUNTING
------------------------------------------------------------

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS"), No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133, as amended by SFAS No. 137, was effective for all fiscal quarters of fiscal years beginning after June 15, 2001. In June 2001, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities, an amendment to SFAS No. 133". This Statement amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Upon adoption, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement. The Company implemented SFAS No. 133 as of January 1, 2001. The implementation of SFAS No. 133 resulted in a $3.6 million charge to earnings, or $2.4 million net of taxes, for derivatives that did not qualify for hedge accounting under SFAS No. 133. Webster also reclassified all held to maturity securities to available for sale as permitted under SFAS No. 133, as amended.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The Company adopted the provisions of SFAS No. 141 effective July 1, 2001 and adopted the provisions of SFAS No. 142 effective January 1, 2002.

During the second quarter of 2002, Webster completed its review of the carrying value of its goodwill and other intangible assets in compliance with the requirements of SFAS No. 142. As a result of this review, Webster determined that a portion of the goodwill related to its investment in Webster D&P Holdings, Inc. ("Duff & Phelps") was impaired, and recorded a one-time transitional charge of $11.2 million, or $7.3 million after taxes. The charge was recorded effective January 1, 2002 and is included in the Consolidated Statements of Income for the six months ended June 30, 2002 in accordance with the transitional rules under SFAS 142. This review revealed no impairment in any other portion of goodwill. See Note 13 of Notes to Consolidated Interim Financial Statements for further information concerning SFAS No. 141 and 142.

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12: NET INCOME PER COMMON SHARE
------------------------------------

The following tables reconcile the components of basic and diluted earnings per share.


------------------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
(In thousands, except per share data)                2002              2001            2002            2001
------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Net income                                     $    40,721            34,504          72,877            61,487
------------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding          48,631            49,119          48,717            49,029
------------------------------------------------------------------------------------------------------------------
Basic earnings per share                       $       .84               .70            1.50              1.25
------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE:
Net income                                     $    40,721            34,504          72,877            61,487
------------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding          48,631            49,119          48,717            49,029
Potential common stock: options                        954               665             867               646
------------------------------------------------------------------------------------------------------------------
Total weighted-average diluted shares               49,585            49,784          49,584            49,675
------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                     $       .82               .69            1.47              1.24
------------------------------------------------------------------------------------------------------------------

For the three months ended June 30, 2002 and 2001, options to purchase 15,825 and 653,977 shares of common stock at exercise prices between $38.84 and $39.45 and $31.45 and $35.38, respectively, were not considered in the computation of potential common stock since the options' exercise prices were greater than the average market price of Webster common stock. The average market prices for the 2002 and 2001 second quarters were $38.59 and $31.27, respectively. See Note 13 of Notes to Consolidated Interim Financial Statements for information on the effect of SFAS No. 142 on earnings per share.

For the six months ended June 30, 2002 and 2001, options to purchase 72,050 and 787,799 shares of common stock at exercise prices between $36.69 and $39.45 and $30.19 and $35.38, respectively, were also not considered in the computation of potential common stock since the option's exercise prices were greater than the average market price of Webster common stock. The average market prices for 2002 and 2001 year-to-date periods were $36.39 and $29.95, respectively. See Note 13 of Notes to Consolidated Interim Financial Statements for information on the effect of SFAS No. 142 on earnings per share.

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 13: GOODWILL AND INTANGIBLE ASSETS
---------------------------------------

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

The Company adopted the provisions of SFAS No. 141 effective July 1, 2001 and adopted the provisions of SFAS No. 142 effective January 1, 2002. SFAS No. 141 requires that upon adoption of SFAS No. 142, the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss is to be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. SFAS No. 142 also requires impairment testing of goodwill within the first six months of adoption. Goodwill impairment testing is a two step process. The first step involves comparing the fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, step two is required. The second step involves the allocation of the reporting unit's fair value to all its assets and liabilities as if the reporting unit had been acquired as of the date of measurement. The implied fair value of goodwill is then determined and compared to its carrying value. Any impairment loss resulting from completion of the transitional impairment test of goodwill will be recognized as a cumulative effect of accounting change and will be recognized in the first interim accounting period.

During the first quarter of 2002, upon the implementation of SFAS No. 142, Webster performed a reevaluation of the remaining useful lives of all previously recognized other intangible assets with finite useful lives and found no adjustment necessary to the amortization periods used. Webster also found that no reclassifications of intangible assets were required. The review of the carrying value of goodwill was completed during the second quarter of 2002. As a result, it was determined that a portion of the goodwill related to the acquisition of Duff & Phelps, LLC was impaired. Accordingly, a one-time transitional charge of $7.3 million, after taxes, was recognized retroactive to January 1, 2002, in accordance with the provisions of SFAS No. 142. The valuation analysis utilized a discounted cash flow analysis that valued a stream of free cash flows, including a terminal value, to estimate an imputed value for Duff & Phelps. No other portion of goodwill or other intangible assets was determined to be impaired. The imputed value of Duff & Phelps has been impacted by the extremely challenging business environment and especially by the slowdown in mergers and acquisitions activity, which comprised a significant portion of Duff & Phelps revenues at the date of Webster's purchase.

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The following tables set forth the carrying values of goodwill and intangible assets, net of accumulated amortization.

---------------------------------------------------------------------------------------------------------------
                                                                              JUNE 30,         DECEMBER 31,
(In thousands)                                                                  2002               2001
---------------------------------------------------------------------------------------------------------------
Balances subject to amortization:
  Core deposit intangibles                                              $       68,122            76,163
  Unidentified intangibles from branch acquisitions                             19,758            20,309
---------------------------------------------------------------------------------------------------------------
                                                                                87,880            96,472
Balances not subject to amortization:
  Pension asset                                                                    880               880
---------------------------------------------------------------------------------------------------------------
  Total intangible assets                                               $       88,760            97,352
---------------------------------------------------------------------------------------------------------------

Balances not subject to amortization:
  Goodwill                                                              $      212,601           222,699
---------------------------------------------------------------------------------------------------------------

Changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:


                                                           Retail            Business
                                                           Banking            Banking         Total
---------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                             $   185,685            37,014         222,699
  Impairment loss                                               --           (11,200)        (11,200)
  Purchase price adjustments                                    45               369             414
  Minority interest purchases                                   --               688             688
---------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                               $   185,730            26,871         212,601
---------------------------------------------------------------------------------------------------------------


Amortization of intangible assets for the three and six months ended June 30, 2002 totaled $4.3 million and $8.6 million, respectively. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below for each of the next five years.

(In thousands)
---------------------------------------------------------------------------------------------------------------
FOR YEARS ENDING DECEMBER 31,
   2002  (full year)                                                                      $  17,100
   2003                                                                                      16,383
   2004                                                                                      16,364
   2005                                                                                      16,364
   2006                                                                                      12,191
---------------------------------------------------------------------------------------------------------------

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The following adjusts reported net income and earnings per share to consistently reflect the provisions of SFAS No. 142 in both periods.

---------------------------------------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
(In thousands, except for earnings per share amounts)          2002                2001          2002             2001
---------------------------------------------------------------------------------------------------------------------------

NET INCOME:
As reported                                               $    40,721             34,504        72,877           61,487
Add back: Goodwill amortization  (not tax deductible)              --              3,574            --            6,826
---------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                       $    40,721             38,078        72,877           68,313
---------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE:
As reported                                               $      0.84               0.70          1.50             1.25
Add back: Goodwill amortization                                    --               0.08            --             0.14
---------------------------------------------------------------------------------------------------------------------------
Adjusted basic EPS                                        $      0.84               0.78          1.50             1.39
---------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE:
As reported                                               $      0.82               0.69          1.47             1.24
Add back: Goodwill amortization                                    --               0.07            --             0.14
---------------------------------------------------------------------------------------------------------------------------
Adjusted diluted EPS                                      $      0.82               0.76          1.47             1.38
---------------------------------------------------------------------------------------------------------------------------


NOTE 14: DERIVATIVE FINANCIAL INSTRUMENTS
-----------------------------------------

At June 30, 2002, Webster had outstanding interest rate swaps with a notional amount of $500 million. These swaps are to hedge FHLB advances and qualify for fair value hedge accounting under SFAS No. 133. The swaps are used to transform FHLB advances from fixed rate to floating rate debt. The interest rate swaps mature in 2004 ($300 million) and 2007 ($200 million) and the hedged advances mature at the same dates. At December 31, 2001, the Bank had no derivatives that qualified for hedge accounting under SFAS No. 133.

The Bank transacts certain derivative products with its customer base. These customer derivatives are offset with matching derivatives with other counterparties in order to minimize the Bank's risk. The Bank's exposure with respect to these derivatives is limited to nonperformance by either of the parties in the transaction - the Bank's customer or the other counterparty.

The Bank also has rate lock commitments extended to borrowers that relate to the origination of mortgage loans held for sale ("rate locks") that are considered to be derivatives, and do not qualify for hedge accounting under SFAS No. 133. To mitigate the interest rate risk inherent in rate locks, as well as closed mortgage loans held for sale ("loans held for sale"), the Bank enters into mandatory forward commitments to sell mortgage-backed securities and best efforts forward commitments to sell individual mortgage loans ("forward commitments"). Rate locks and forward commitments are considered to be derivatives under SFAS No. 133. The estimated fair value of the rate locks and forward commitments are recorded on the balance sheet in either other assets or other liabilities, with the offset to net gain on sales of loans, included in loan and loan servicing fees.

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

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

At June 30, 2002, the Company had rate locks of approximately $158.3 million, mandatory forward commitments of approximately $187.1 million, and best efforts forward commitments of approximately $8.6 million. The recording of the estimated fair value of the rate locks and forward commitments, offset by the lower of cost or market adjustment on the residential mortgage loans held for sale portfolio, did not significantly impact the Consolidated Interim Financial Statements. At December 31, 2001, the Company had rate locks of approximately $79.7 million, mandatory forward commitments of approximately $194.0 million, and best efforts forward commitments of approximately $1.4 million.


NOTE 15: RECENT ACCOUNTING STANDARDS
--------------------------------------------------------------------------------

On July 30, 2002, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they occur rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect any material impact on its financial statements when the statement is adopted.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections". This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. Management does not expect any material impact on its financial statements when this statement is adopted.

On October 3, 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The changes in this Statement improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by broadening the presentation of discontinued operations to include more disposal transactions. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement are to be applied prospectively. The Company adopted SFAS No. 144 effective January 1, 2002, without material impact on its financial statements.

On August 16, 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Under this Statement, the liability is discounted and the accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. FASB issued this Statement to provide consistency for the accounting and reporting of liabilities associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is permitted. The Company does not expect any material impact on its financial statements when this Statement is adopted.

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

In July 2001, FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company adopted the provisions of Statement No. 141 effective July 1, 2001 and the provisions of Statement No. 142 effective January 1, 2002. Refer to Note 13 of Notes to Consolidated Interim Financial Statements for information concerning the impact of SFAS Nos. 141 and 142 on Webster.

On July 24, 2002 Webster announced, effective July 1, 2002, it will begin using SFAS No. 123 "Accounting for Stock- Based Compensation", as the method of accounting for employee stock-based compensation. Under the provisions of SFAS No. 123, Webster had previously elected to use APB No. 25 to account for employee stock-based compensation. By electing to use the provisions of SFAS No. 123, compensation expense will be recorded for employee stock option grants using the fair value method and amortized over the vesting period. Under current guidance, the impact of using SFAS No. 123 to account for employee stock-based compensation will be to reduce diluted earnings per share by $0.01 in 2002. Refer to Note 15 of the Notes to Consolidated Financial Statements included in Webster's 2001 Annual Report on Form 10-K for more information on the effects of electing to use SFAS No. 123 to account for employee stock based compensation.


NOTE 16: CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF
---------------------------------------------------------------------------
SUBSIDIARY TRUSTS
-----------------

In 1997, Webster formed a statutory business trust, Webster Capital Trust I ("Trust I"), of which Webster owns all of the common stock. Trust I exists for the sole purpose of issuing trust securities and investing the proceeds in an equivalent amount of subordinated debentures of the Company. On January 31, 1997, Trust I completed a $100 million underwritten public offering of 9.36% Corporation-Obligated Manditorily Redeemable Capital Securities of Webster Capital Trust I ("capital securities"). The sole asset of Trust I was $100 million of Webster's 9.36% junior subordinated deferrable interest debentures due in 2027 ("subordinated debt securities"), purchased by Trust I on January 30, 1997.

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

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

During the second quarter 2002, Webster purchased $15.0 million of its capital securities that were issued by Webster Capital Trust I and II. $5.0 million of the purchased securities had been issued by Webster Capital Trust I and, as of June 30, 2002, had remaining capital securities outstanding of $95.0 million. $10.0 million of the reacquired securities had been issued by Webster Capital Trust II and, as of June 30, 2002, had remaining capital securities outstanding of $40.0 million. Refer to Webster's 2001 Annual Report filed on Form 10-K for further information concerning Webster's Capital Trust I and II.

Expense of the securities, including amortization of issuance costs, for the three months ended June 30, 2002 and 2001, were $3.5 million and $3.6 million, respectively, and for the six months ended June 30, 2002 and 2001, was $7.2 million for each period.

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

GENERAL
-------

Webster Financial Corporation ("Webster" or the "Company"), through its subsidiaries, Webster Bank (the "Bank"), Webster Insurance, Inc. ("Webster Insurance"), and Webster D&P Holdings, Inc. ("Duff & Phelps"), delivers financial services to individuals, families and businesses primarily in Connecticut and equipment financing and financial advisory services to public and private companies throughout the United States. Webster Bank provides business and consumer banking, mortgage lending, trust and investment services and insurance services through 108 banking offices, 214 ATM's and its Internet website (www.websteronline.com). The Bank was founded in 1935 and converted from a federal mutual to a federal stock institution in 1986. Webster's financial reports can be accessed through its website and are generally posted within 24 hours of filing with the SEC.

FINANCIAL CONDITION
-------------------

Webster, on a consolidated basis at June 30, 2002 and December 31, 2001, had total assets of $12.5 billion and $11.9 billion, respectively, including total securities of $4.2 billion and $4.0 billion, respectively, and net loans of $7.3 billion and $6.9 billion, respectively. At June 30, 2002 and December 31, 2001, total deposits were $7.3 billion and $7.1 billion, respectively, borrowings were $3.9 billion and $3.5 billion, respectively, and shareholders' equity totaled $1.1 billion and $1.0 billion, respectively.

Total assets increased $633.0 million, or 5.3%, at June 30, 2002 from December 31, 2001. The overall increase is primarily due to increases in securities of $156.1 million, residential loans of $123.5 million, home equity loans of $310.9 million, lease financing of $48.8 million and cash and due from banks of $25.3 million. These increases were partially offset by decreases in commercial loans of $24.1 million, intangible assets of $18.7 million and net deferred tax asset of $16.9 million. The change in the deferred tax asset is primarily due to a favorable change in net unrealized gains on available for sale securities, which increased by $54.1 million for the current six month period. See Note 5 of Notes to Consolidated Interim Financial Statements contained elsewhere in this report for further information on the deferred tax asset.

Total liabilities rose $587.3 million at June 30, 2002 from December 31, 2001 primarily due to increases in borrowings of $324.3 million and deposits of $271.1 million. The change in total borrowings was primarily due to borrowings under repurchase agreements increasing $696.7 million, partially offset by FHLB advances declining by $334.2 million. Refer to Notes 6 and 7 of Notes to Consolidated Interim Financial Statements contained elsewhere in this report for further information on Webster's borrowings. The net increase in total equity of $60.7 million is primarily due to net income of $72.9 million, $4.3 million in stock option exercise proceeds and $32.3 million in unrealized gains on the available for sale securities, which were partially offset by $33.0 million in repurchases of Webster common stock and $17.6 million in common stock dividend payments.

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

LENDING ACTIVITIES
------------------

Webster, through its consolidated Bank subsidiary, originates various types of residential, commercial and consumer loans. Total loans were $7.4 billion and $7.0 billion at June 30, 2002 and December 31, 2001, respectively. The Bank offers commercial and residential permanent and construction mortgage loans, commercial and industrial loans, lease financing and various types of consumer loans including home equity lines of credit, home equity loans and small business loans. At June 30, 2002 and December 31, 2001, residential loans represented 50% and 51% of Webster's loan portfolio and commercial loans represented 33% and 34%, respectively. The remaining portion of the loan portfolios consisted of consumer loans. Refer to Webster's 2001 Annual Report on Form 10-K for a complete description of the Company's lending activities.

Residential Mortgage Loans and Mortgage Banking Activity
--------------------------------------------------------
Webster is dedicated to providing a full array of residential mortgage loan products that meet the financial needs of its customers. During the three and six months ending June 30, 2002, Webster originated $480.4 million and $929 million, respectively, of total residential mortgages. In 2001, Webster originated residential mortgage loans of $322.9 million during its second quarter and $1.3 billion for the year. Substantially all this originated loan volume is sold in the secondary market. The residential mortgage loan portfolio totaled $3.7 billion and $3.5 billion at June 30, 2002 and December 31, 2001, respectively. The Bank originates both fixed rate and adjustable rate residential mortgage loans. At June 30, 2002, approximately $1.3 billion, or 35%, of its total residential mortgage loan portfolio was adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. Adjustable rate loans originated during 2002 and 2001, when fully-indexed, will be 2.75% above the constant maturity one-year U.S. Treasury yield index. At June 30, 2002, approximately $2.4 billion, or 65%, of total residential mortgage loans had a fixed rate. Webster sells residential mortgage loans in the secondary market in a manner consistent with its asset/liability management objectives. At June 30, 2002 and December 31, 2001, Webster had $109.8 million and $143.9 million, respectively, of residential mortgage loans held for sale.

Commercial Lending
------------------
The middle market lending unit has lending relationships with companies located primarily in Connecticut with annual revenues ranging from $10 to $250 million. Middle market loans totaled $451 million and $492 million at June 30, 2002 and December 31, 2001, respectively. The decline in loans is attributable to the slowdown in economic growth and the resulting impact this had on business in the State. The Bank provides these middle market customers a complete array of traditional commercial credit facilities such as lines of credit, term loans, owner-occupied commercial mortgages, asset based lending and interest-rate protection products. In addition, the Bank provides cash management services, including automated investments, lock box and account reconciliation services.

As part of its strategy to expand its commercial loan portfolio, the Bank has a Specialized Lending unit. The Specialized Lending unit's objective is to obtain geographic and industry diversification within the overall commercial loan portfolio by participating in the broader national and syndicated lending markets. A portion of the loans administered by the Specialized Lending unit is monitored by the Shared National Credit Program ("SNCP"). The SNCP is designed to provide consistent review and classification by bank regulatory agencies of any loan or loan commitment that totals $20 million or more and is shared by three or more supervised institutions. These bank regulatory agencies include the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

At June 30, 2002 and December 31, 2001, Specialized Lending administered $420.3 million and $410.3 million, respectively, of funded loans against commitments of $662.7 million and $620.1 million, respectively. The funded loans represented approximately 5.7% and 5.8% of the total loan portfolio at June 30, 2002 and December 31, 2001, respectively. Originations totaled $48.9 million during the second quarter of 2002, as compared to $5.0 million during the same period in 2001. A summary of loans administered by the Specialized Lending unit by type of industry follows:

------------------------------------------------------------------------------------------------------------
                                                                 Principal Balances Outstanding at
(In thousands)                                                 JUNE 30, 2002            DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------
INDUSTRY:
  Manufacturing                                             $      87,420                    99,584
  Wireless and wire-line communications                            51,019                    58,246
  Cable                                                            48,843                    58,364
  Advertising/Publishing                                           48,356                    46,171
  Towers and integrated communication providers                    31,424                    35,858
  Competitive local exchange carrier                               15,770                    16,275
  Radio/TV broadcasting                                            13,167                    21,161
  Pharmaceuticals                                                   9,308                        --
  Energy                                                            6,786                        --
  All other                                                        45,251                    28,256
------------------------------------------------------------------------------------------------------------
   Total direct loans                                             357,344                   363,915
  Collateralized debt obligations                                  62,980                    46,380
------------------------------------------------------------------------------------------------------------
   Total loans                                              $     420,324                   410,295
------------------------------------------------------------------------------------------------------------

In addition to the loans administered by the Specialized Lending unit, Webster had $159.5 million of loans that are also monitored by the SNCP against commitments of $239.7 million at June 30, 2002. This compares with $148.2 million of loans and $214.0 million of commitments at December 31, 2001. These loans are located primarily in the Northeast region and are commercial loans and real estate loans. The loans are managed by the Bank's commercial division, whose focus is primarily middle market lending. These SNCP loans are distinguished from the Specialized Lending unit SNCP loans by being relatively smaller transactions where the Bank, in most cases, has a direct relationship with the borrower.

The Small Business Banking unit ("SBB") provides a full complement of loan and deposit products to small businesses located throughout Connecticut. Webster's SBB target market is businesses with annual revenues of up to $10 million. This market represents a significant percentage of commercial businesses located in Connecticut. SBB uses the Bank's branch network as well as dedicated business development officers to fully service its existing customer base and call on potential new customers. SBB uses the Fair Isaac credit scoring model to assist in loan approvals of up to $250,000 and offers a $50,000 same day line of credit approval program. SBB provides all of the Bank's commercial loan products including lines of credit, letters of credit, term loans and mortgages on owner-occupied real estate. The Bank is also a Small Business Administration ("SBA") preferred lender authorized to offer all SBA loan guaranty products and is also active in several loan programs provided through the Connecticut Development Authority. The SBB administered a portfolio of approximately $333.0 million at December 31, 2001, which decreased 4.8% to $317.0 million at June 30, 2002 reflecting the reduced level of business activity as a result of the economic environment. Originations totaled $31.4 million and $58.4 million for the second quarter and first six month of 2002, respectively, as compared to $35.3 million and $68.0 million during the same respective periods in 2001.

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

Center Capital Corporation ("Center Capital"), a lease financing subsidiary of the Bank acquired in March 2001, transacts business with end-users of equipment, either by soliciting this business on a direct basis or through referrals from various equipment manufacturers, dealers and distributors with whom they have business relationships. Center Capital has grown its portfolio since its acquisition from $243.7 million to $320.7 million at December 31, 2001, an increase of 31.6%. During the first six months of 2002, this growth continued as the leasing portfolio grew to $369.5 million at period end, an increase of 15.3% from the prior year end. Center Capital originated $64.0 million in leases during the second quarter of 2002, compared to $47.7 million during the same period a year ago. Total originations for the six month periods of 2002 and 2001 were $109.2 and $58.7 million, respectively. The Center Capital acquisition was not completed until March 2001, which impacted the 2001 originations total.

On May 20, 2002, Webster announced it had reached a definitive agreement to acquire the asset-based lending division of IBJ Whitehall Business Credit Corporation, a subsidiary of the Industrial Bank of Japan Trust Company. The asset based lending operations will operate as Whitehall Business Credit Corporation, a subsidiary of Webster Bank. In the transaction, which closed August 2, 2002, Webster acquired approximately $500 million of outstanding loans and letters of credit, most of which are customers in the Northeast. Webster will employ the current staff of approximately 55 people and will maintain offices in New York City, NY, Braintree, MA and Atlanta, GA. Webster also expects to obtain approximately $21 million of deposits and cash management accounts related to the purchased loans.


Commercial Real Estate
----------------------
Webster Bank originates construction, construction-to-permanent, and permanent commercial real estate ("CRE") loans primarily throughout the New England region. At June 30, 2002, outstanding commercial real estate loans totaled $992.2 million compared to $975.0 million as of December 31, 2001. Included in these loans are owner-occupied CRE loans of $468.6 million and $489.4 million at June 30, 2002 and December 31, 2001, respectively. The Bank's strategy is to originate loans with income producing real estate as collateral. The Bank develops relationships with regional developers and participates in loans with selected banks. Webster originated $188.4 million of commercial real estate loans during the first six months of 2002 compared to $96.9 million during the same period a year earlier.

Consumer
--------
Consumer loan volume increased significantly in 2001 and, at December 31, consumer loans totaled $1.1 billion and represented 15.9% of the loan portfolio. This growth continued during the first six months of 2002, as consumer loans grew to $1.4 billion, or 19.0%, of the loan portfolio at June 30, 2002. The growth is attributable to the lower interest rate environment and the popularity of the Bank's home equity programs and the expansion of lending into states contiguous to Connecticut and other targeted states through a network of brokers. Originations during the first six months of 2002 totaled $518.5 million, an increase of $238.4 million or 85.1% from the same period a year earlier. Consumer loan originations during the year 2001 totaled $868.3 million.

INVESTMENT ACTIVITIES
---------------------

Webster, directly or through the Bank, maintains an investment portfolio that is primarily structured to provide a source of liquidity for operating needs, generate interest income and to provide a means to balance interest rate sensitivity. At June 30, 2002, investment portfolio totaled $4.2 billion, with $4.1 billion and $65.5 million held by the Bank and Parent Company, respectively. At December 31, 2001, the investment portfolio totaled $4.0 billion, with $3.9 billion and $83.2 million held by the Bank and Parent Company, respectively. At both June 30, 2002 and December 31, 2001, the Bank's investment portfolio consisted primarily of mortgage-backed securities, while the Parent Company's portfolio consisted primarily of equities, mutual funds and corporate securities.

The portfolios are managed by the Bank's Treasury Group in accordance with regulatory guidelines and established corporate investment policies. These guidelines and policies include limitations on aspects such as investment grade/ratings, concentrations and investment type to help manage risk associated with investing in securities.

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

DEPOSIT ACTIVITIES
------------------

Total deposits increased $271.1 million, or 3.8%, at June 30, 2002 from December 31, 2001. The increase occurred entirely in the lower cost, non-maturity deposits, as demand deposits, NOW accounts, regular savings and money market deposits increased $397.4 million, or 9.6%, while certificates of deposits decreased $126.3 million, or 4.3%. These changes reflect the success of Webster's strategic plan, which called for increasing lower cost, non-maturity deposits as a percentage of total deposits. This percentage increased to 61.9% at June 30, 2002 from 58.6% at December 31, 2001, and 51.6% at December 31, 2000.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK
------------------------------------------

Interest-rate risk is the sensitivity of the market value of interest-sensitive assets and liabilities and the sensitivity of earnings to changes in interest rates over short-term and long-term time horizons. Webster's Asset/Liability Management Committee manages interest-rate risk to maximize net income and net market value over time in changing interest-rate environments, within limits set by the Board of Directors. Management measures interest-rate risk using simulation analyses to measure earnings and equity at risk. Earnings at risk is defined as the change in earnings from a base scenario due to changes in interest rates. Equity at risk is defined as the change in the net market value of assets and liabilities due to changes in interest rates. Market value is measured as the net present value of future cash flows. Simulation analysis incorporates assumptions about balance sheet changes such as asset and liability growth, loan and deposit pricing and changes to the mix of assets and liabilities. Key assumptions relate to the behavior of interest rates and spreads, prepayment speeds and the run-off of deposits. From such simulations, interest-rate risk is quantified and appropriate strategies are formulated and implemented.

Interest-rate risk simulation analyses cannot precisely measure the impact that higher or lower rate environments will have on net interest income or market value. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management's strategies. These estimates assume that management does not take any action to mitigate any negative effects from changing interest rates. Management believes that Webster's interest-rate risk position at June 30, 2002 represents a reasonable level of risk.

The following table summarizes the estimated change in the market value of Webster's assets, liabilities and off-balance sheet contracts and the change in its equity at risk at June 30, 2002 and December 31, 2001, if interest rates instantaneously increase or decrease by 100 basis points.

                                                                                      Estimated Market Value Change
                                                     Book            Market         ---------------------------------
(Dollars in thousands)                               Value            Value          -100 BP              +100 BP
---------------------------------------------------------------------------------------------------------------------

JUNE 30, 2002
Assets                                        $    12,490,379       12,307,291         197,862            (280,368)
Liabilities, capital securities
   and preferred stock                             11,423,191       11,416,802         270,658            (217,003)
Off balance sheet items                                    --            7,442          13,328             (12,820)

   Net dollar impact                                                                   (59,468)            (76,185)
   Net change as percent of Tier I Capital                                                (6.8)%              (8.7)

DECEMBER 31, 2001
Assets                                        $    11,857,382       11,614,903         233,981            (286,658)
Liabilities, capital securities
   and preferred stock                             10,850,915       10,786,867         241,037            (184,241)

   Net dollar impact                                                                    (7,056)           (102,417)
   Net change as percent of Tier I Capital                                                (0.9)%             (12.3)

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

The book value of assets exceeded the market value at June 30, 2002 and December 31, 2001 because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $301.4 million and $320.1 million, respectively.

The following table summarizes the estimated impact on Webster's net income as of June 30, 2002 and December 31, 2001 for the subsequent twelve month period, if interest rates instantaneously increase or decrease by 100 basis points.

                                           Estimated Net Income Impact
--------------------------------------------------------------------------------
(Dollars in thousands)                        -100 BP             +100 BP
--------------------------------------------------------------------------------

JUNE 30, 2002
   Net dollar change                    $    (9,700)               2,300
   Net change as percent of base               (6.3)%                1.5

DECEMBER 31, 2001
   Net dollar change                    $    (2,300)                 600
   Net change as percent of base               (1.5)%                 0.4


 LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

Webster is required to maintain sufficient liquidity to ensure its safe and sound operation. Liquidity management allows it to meet its cash needs at a reasonable cost under various operating environments. Liquidity is actively managed and reviewed in order to maintain stable, cost-effective funding to support the balance sheet. Liquidity comes from a variety of sources such as the cash flow from operating activities including principal and interest payments on loans and investments, unpledged securities, which can be sold or utilized as collateral to secure funding, and by maintaining the ability to attract new deposits. Webster's goal is to develop a strong base of core deposits to support its growing balance sheet.

Management monitors current and projected cash needs and adjusts liquidity as necessary. Webster has a detailed liquidity contingency plan, which is designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity risks.

Webster is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $328.9 million at June 30, 2002. In addition, Webster had approximately $2.1 billion of unpledged securities at June 30, 2002 that, if necessary, could have been used to increase borrowing capacity at the FHLB or to collateralize other borrowings such as repurchase agreements. At June 30, 2002, Webster had FHLB advances outstanding of $2.2 billion compared to $2.5 billion at December 31, 2001.

The main sources of liquidity at the holding company level are dividends from the Bank, investment income and net proceeds from capital offerings and borrowings. The main uses of liquidity are purchases of investment securities, the payment of dividends to common stockholders, repurchases of Webster's common stock, and the payment of interest on borrowings and capital securities. There are certain regulatory restrictions on the payment of dividends by the Bank to Webster. At June 30, 2002, the Bank had $144.7 million of retained earnings available for dividend to the holding company. Webster also maintains $100.0 million in available revolving lines of credit with correspondent banks.

On September 14, 2001, Webster announced a stock buyback program of up to 2.5 million shares, or approximately 5 percent of its 49.4 million shares of outstanding common stock, as of September 1, 2001. Webster planned to purchase these shares in the open market and via unsolicited negotiated transactions, including block purchases, over the one year period ending September 14, 2002. Through August 9, 2002, Webster has repurchased approximately 2.2 million shares of its common stock under this buyback program, including 917,400 shares

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

repurchased during the first six months of 2002. The total cost of the shares repurchased during the first six months of 2002 was $33.0 million with an average per share cost of approximately $35.98.

On July 23, 2002, Webster announced an additional stock buyback program of 2.4 million shares, or approximately 5 percent of then outstanding shares. This announcement, combined with the 268,000 shares remaining from the September 2001 buyback program, results in current repurchase authorization of approximately
2.7 million shares.

Applicable Office of Thrift Supervision ("OTS") regulations require the Bank, as a federal savings bank, satisfy certain minimum capital requirements, including a core capital requirement and risk-based capital requirements. As an OTS regulated savings institution, the Bank is also subject to a minimum tangible capital requirement. At June 30, 2002, the Bank was in full compliance with all applicable capital requirements and exceeded the capital requirements for a "well capitalized" institution. The following table provides information on Webster Bank's capital ratios as of June 30, 2002 and December 31, 2001.

----------------------------------------------------------------------------------------------------------------------------
                                                                                 OTS Minimum              FDIC Minimum
                                                   Actual                   Capital Requirements        Well Capitalized
(Dollars in thousands)                             Amount         Ratio       Amount        Ratio      Amount        Ratio
----------------------------------------------------------------------------------------------------------------------------

JUNE 30, 2002
Bank's equity (to total assets)                 $  1,184,120      9.58%
Non-includable subsidiaries                           (2,156)
Goodwill and other intangibles                      (258,687)
Unrealized gain on certain AFS securities            (47,401)
----------------------------------------------------------------------------------------------------------------------------

   TANGIBLE CAPITAL (TO ADJUSTED TOTAL ASSETS)       875,876      7.29    $   240,226      2.00%       No Requirement
Qualifying intangibles                                   345
----------------------------------------------------------------------------------------------------------------------------

   TIER 1 CAPITAL (TO ADJUSTED TOTAL ASSETS)         876,221      7.29        480,465      4.00     $   600,581    5.00%
   TIER 1 RISK-BASED CAPITAL
    (TO RISK-WEIGHTED ASSETS)                        876,221     11.71        299,296      4.00         448,944    6.00
Allowable allowance for loan losses                   93,537
----------------------------------------------------------------------------------------------------------------------------

   TOTAL RISK-BASED CAPITAL
    (TO RISK-WEIGHTED ASSETS)                   $    969,758     12.96%   $   598,592      8.00%    $   748,240   10.00%

DECEMBER 31, 2001
Tangible capital (to adjusted total assets)     $    827,874      7.28%   $   227,563      2.00%       No Requirement
Tier 1 capital (to adjusted total assets)            829,890      7.29        455,206      4.00     $   569,007    5.00%
Tier 1 capital (to risk-weighted assets)             829,890     11.83        280,542      4.00         420,813    6.00
Total capital (to risk-weighted assets)              917,619     13.08        561,084      8.00         701,355   10.00

ASSET QUALITY
-------------

LOAN PORTFOLIO REVIEW AND ALLOWANCE FOR LOAN LOSS METHODOLOGY

Webster devotes significant attention to maintaining asset quality through prudent underwriting standards, active servicing of loans and aggressive management of nonperforming assets. The allowance for loan losses is maintained at a level estimated by management to provide adequately for potential losses inherent in the current loan portfolio. Potential losses are estimated based upon a quarterly review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors which, in management's judgment, deserve current recognition in estimating loan losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on Webster's nonaccrual loans and classified loans, including an analysis of the collateral for these loans.

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

Management considers the adequacy of the allowance for loan losses a critical accounting policy. As such, the adequacy of the allowance is subject to judgement in its determination. Actual loan losses could differ materially from management's estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Connecticut and nationally, trends with industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for loan losses is adequate at June 30, 2002, actual results in future periods may prove different and these differences could be significant.

Refer to the Allowance for Loan Losses Methodology section within Management's Discussion and Analysis of the Webster's 2001 Annual Report on Form 10-K for additional information on the allowance for loan losses methodology.

NONPERFORMING ASSETS

The amount of nonperforming assets decreased to $51.6 million at June 30, 2002 from $62.5 million at December 31, 2001 and decreased as a percentage of total assets to 0.41% at June 30, 2002 from 0.53% at December 31, 2001. Nonaccrual loans decreased $10.0 million and foreclosed properties decreased $1.9 million since the prior year end, while loans past due 90 days and accruing increased $1.0 million. The decrease in nonaccrual loans from December 31, 2001 to June 30, 2002 is principally due to a $6.2 million decrease in nonaccrual commercial loans. This decrease was primarily due to two commercial loan relationships with balances of $5.3 million that were paid off in the first quarter of 2002. The remaining $3.8 million decrease is due to residential, commercial real estate and consumer nonaccrual loans decreasing. The allowance for loan losses at June 30, 2002 was $99.7 million and represented 206% of nonaccrual loans and 1.34% of total loans.


The following table details nonperforming assets.

-------------------------------------------------------------------------------------------------------
                                                                     JUNE 30,           DECEMBER 31,
(In thousands)                                                         2002               2001
-------------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS:
Loans accounted for on a nonaccrual basis:
   Residential                                                 $       5,991               7,677
   Commercial                                                         40,042              47,916
   Consumer                                                            1,409               1,823
-------------------------------------------------------------------------------------------------------
      Total nonaccrual loans                                          47,442              57,416
-------------------------------------------------------------------------------------------------------
Loans past due 90 days or more and accruing:
   Commercial                                                            899                  --
   Commercial real estate                                                121                  --
-------------------------------------------------------------------------------------------------------
      Total loans past due 90 days or more and accruing                1,020                  --
-------------------------------------------------------------------------------------------------------
Foreclosed and repossessed properties:
   Residential and consumer                                              805               2,504
   Commercial                                                          2,294               2,534
-------------------------------------------------------------------------------------------------------
      Total foreclosed property                                        3,099               5,038
-------------------------------------------------------------------------------------------------------
      Total nonperforming assets                               $      51,561              62,454
-------------------------------------------------------------------------------------------------------

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

PAST DUE LOANS

The following table sets forth information as to the Bank's loans past due 30-89 days.

                                            JUNE 30, 2002                    DECEMBER 31, 2001
-------------------------------------------------------------------------------------------------------------
                                     Principal     Percent of loans       Principal    Percent of loans
(Dollars in thousands)               Balances         outstanding         Balances        outstanding
-------------------------------------------------------------------------------------------------------------
PAST DUE 30-89 DAYS:
   Residential                    $    14,233           0.19%          $    18,359               0.26%
   Commercial                          15,776           0.21                39,259               0.56
   Consumer                             3,617           0.05                 5,260               0.08
-------------------------------------------------------------------------------------------------------------
   Total                          $    33,626           0.45%          $    62,878               0.90%
-------------------------------------------------------------------------------------------------------------

The overall decrease in loans past due 30-89 days of $29.3 million at June 30, 2002 from December 31, 2001 is primarily due to a reduction of $19.5 million in commercial real estate loans. Three commercial real estate loan relationships that totaled $17.2 million were current at June 30, 2002, but past due at December 31, 2001.

TROUBLED DEBT RESTRUCTURINGS

At June 30, 2002 and December 31, 2001, the Bank had total accruing troubled debt restructurings of approximately $3.1 million and $5.1 million, respectively. A troubled debt restructuring occurs when the Bank for economic or legal reasons related to debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Interest income recognized for the three and six months ended June 30, 2002 under the restructured terms totaled $57,000 and $153,000 respectively, as compared to $100,000 and $274,000 that would have been booked under their original terms. Interest income recognized for the three and six months ended June 30, 2001 totaled $76,000 and $179,000 respectively, as compared to $125,000 and $312,000 that would have been booked had the loans been under their original terms. At June 30, 2002, the $3.1 million of debt restructurings were performing in accordance with their restructured terms and are not included in nonaccruing loans.

POTENTIAL PROBLEM LOANS

The following table summarizes Webster's classified loans (substandard, doubtful and loss), including nonperforming loans at June 30, 2002 and December 31, 2001.

-----------------------------------------------------------------------------
                                              JUNE 30,        DECEMBER 31,
                                                2002             2001
-----------------------------------------------------------------------------
Substandard:
   Accruing                             $     106,281           88,397
   Nonaccruing                                 43,634           47,846
-----------------------------------------------------------------------------
    Total substandard                         149,915          136,243
-----------------------------------------------------------------------------
Doubtful:
   Accruing                                         6               66
   Nonaccruing                                  3,808            4,464
-----------------------------------------------------------------------------
    Total doubtful                              3,814            4,530
-----------------------------------------------------------------------------
Loss                                               --               --
-----------------------------------------------------------------------------
   Total                                $     153,729          140,773
-----------------------------------------------------------------------------

Classified as a percent of loans                  2.2%             2.0
-----------------------------------------------------------------------------

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

The prolonged weakness in the business sector of the economy has continued to impact the level of classified loans. These loans increased $13.0 million since December 31, 2001. This increase was primarily in Business Banking, which includes Middle Market, Small Business and Lease Financing, which increased $10.1 million from December 31, 2001 and its classified loans totaled $85.5 million at June 30, 2002. The Specialized Lending portfolio where classified loans at the end of the second quarter were $59.2 million, increased $5.7 million from year end. Additionally, decreases of $2.8 million occurred in the residential and consumer portfolios. Webster believes that early identification and management of problem loans serves to minimize future losses, therefore it employs a rigorous portfolio review and management process, which identifies deteriorating credit risk and proactively manages problem loans.

The total of nonperforming loans included in classified loans at June 30, 2002 was $47.4 million down $4.9 million from year end. The remaining classified loans of $106.3 million continued to perform in accordance with their contractual terms and accrue interest. Due to their classification as substandard or doubtful, these currently performing loans are considered by management to be potential problem loans, and may in the future become nonperforming loans.

RESULTS OF OPERATIONS
---------------------

A COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001.

GENERAL

Net income for the three months ended June 30, 2002, was $40.7 million or $.82 per diluted share compared to $34.5 million or $.69 per diluted share for the same period ended a year earlier. Net income for the six months ended June 30, 2002 was $72.9 million or $1.47 per diluted share compared to $61.5 million or $1.24 per diluted share for the same period in the previous year.

The increase in net income for the current quarter and six months was driven by growth in revenues, which rose approximately 10%. Most of the revenue increase came as a result of growth in net interest income due to the benefits of a favorable interest rate environment, significant increase in low-cost core deposits and loan growth.

During the second quarter, the Company completed a review of the carrying value of all its goodwill and other intangible assets in compliance with the requirements of SFAS No. 142 and determined that a portion of goodwill related to the acquisition of Duff & Phelps LLC was impaired. Accordingly, a one-time transitional charge of $7.3 million, net of taxes, or $0.15 per diluted share, was recorded retroactive to January 1, 2002.

Included in the net income for the six months ending June 30, 2001 are a $2.4 million expense, net of taxes, for the cumulative effect of a change in the method of accounting relating to the implementation of SFAS No. 133 and an extraordinary expense of $1.2 million, net of taxes, which represents costs incurred for the early extinguishment of FHLB debt. Combined these two items have the effect of reducing diluted per share earnings $0.07.

NET INTEREST INCOME

Net interest income for the quarter increased $12.1 million, or 13.4%, over the prior year and for the six month period was up $20.9 million, or 11.7%, compared to the same period a year earlier. This improvement can be attributed to benefits of a lower interest rate environment and the favorable effect it had on the net interest margin. The growth in earning assets together with a significant increase in low-cost core deposits also contributed to the growth in net interest income. The net interest margin for the quarter was 3.61% compared to 3.39% a year ago and for the six month period was 3.56% up from 3.37% for the same period last year.

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

The decline in interest income and interest expense is attributable to a lower interest rate environment in 2002 as compared to the prior year. Throughout 2001, the Board of Governors of the Federal Reserve Bank reduced interest rates in order to stimulate economic growth. For the first six months of 2002, the prime interest rate averaged 4.75% compared to 7.98% during the corresponding period a year ago. This had significant impact on the yields on earning assets and the cost of interest-bearing liabilities.

INTEREST INCOME

Total interest income for the second quarter of 2002 decreased $21.1 million, or 10.8%, from the second quarter of the prior year. The decline is primarily due to a drop in the yield realized on interest-earning assets, which decreased by 119 basis points, primarily from a 138 basis point decline on the yield in the loan portfolio. The yield on loans declined as a result of the low interest rate environment during 2001 and 2002, which caused an accelerated level of prepayments and a reinvestment into assets with a lower yield. The impact on interest income of a lower realized yield on interest-earning assets was partially offset by volume increase in average earnings assets of $748.5 million.

Total interest income for the first six months of 2002 decreased $46.6 million, or 11.9%, from the same period a year ago. The yield on interest-earning assets decreased by 125 basis points, resulting in a lower level of interest income. Again, the yield on loans was the primary factor declining 138 basis points from the same period a year earlier. Partially offsetting the effect of lower rates was the volume increase in average interest-earning assets of $673.5 million.

INTEREST EXPENSE

Total interest expense for the second quarter of 2002 declined $33.2 million, or 31.9%, from the second quarter of 2001. The decrease was primarily due to a 139 basis point decrease in the overall cost of interest-bearing liabilities. The cost of deposits and borrowings decreased 128 and 162 basis points, respectively. The low interest rate environment was the prime factor in the decline in interest expense, resulting as existing balances are repriced at lower rates and new volumes were added at a much lower rate than maturing deposits and borrowings. Average interest-bearing liabilities rose $502.9 million during this quarter, partially offsetting the benefit of lower rates.

Total interest expense for the first six months of 2002 decreased $67.5 million, or 31.7%, from the same period a year earlier. The decline was primarily due to a decrease in the overall cost of interest-bearing liabilities of 145 basis points to 2.69%. Average interest-bearing liabilities for the period increased $499.3 million. The short duration of the time deposits and borrowed funds allowed Webster to lower its funding cost in a low interest rate environment.

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

The following table shows the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned and paid by Webster.

                                                                            THREE MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                                 2002                                     2001
                                                                              Fully Tax-                            Fully Tax-
                                                     Average                 Equivalent      Average               Equivalent
(Dollars in thousands)                               Balance   Interest (b)     Yield        Balance   Interest (b)   Yield
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Loans                                          $   7,300,691       114,027     6.23%   $    7,059,838      134,705     7.61%
Securities and short-term investments              4,135,496        59,637     5.84(a)      3,627,868       60,015     6.63(a)
                                                 -----------     ---------                -----------    ---------
  Total interest-earning assets                   11,436,187       173,664     6.09        10,687,706      194,720     7.28
                                                                 ---------                               ---------
Noninterest-earning assets                           822,701                                  968,906
                                                 -----------                              -----------
  TOTAL ASSETS                                 $  12,258,888                           $   11,656,612
                                                 ===========                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits                                       $   7,219,978        37,005     2.06%   $    6,938,596       57,702     3.34%
Borrowings                                         3,759,431        33,797     3.56         3,537,931       46,311     5.18
                                                 -----------     ---------                -----------    ---------
  Total interest-bearing liabilities              10,979,409        70,802     2.57        10,476,527      104,013     3.96
Noninterest-bearing liabilities                       72,703                                   89,471
                                                 -----------                              -----------
  TOTAL LIABILITIES                               11,052,112                               10,565,998

Capital securities and preferred stock of
  subsidiary corporation                             155,950                                  159,577

Shareholders' equity                               1,050,826                                  931,037
                                                 -----------                              -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 12,258,888                            $   11,656,612
                                                 ==========                               ===========
  Less: Fully-taxable equivalent adjustments                          (297)                                   (263)
                                                                 ---------                               ---------
Net interest income                                                102,565                                  90,444
                                                                 =========                               =========
Interest-rate spread                                                           3.52%                                   3.32%
                                                                               ====                                    ====
Net interest margin                                                            3.61%                                   3.39%
                                                                               ====                                    ====


(a) For purposes of this computation, unrealized gains of $54.0 million and $8.4 million for 2002 and 2001, respectively, are excluded from the average balance for rate calculations.

(b)  On a fully tax-equivalent basis.

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                                                             SIX MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                                2002                                     2001
                                                                              Fully Tax-                             Fully Tax-
                                                      Average                 Equivalent      Average                Equivalent
(Dollars in thousands)                                Balance   Interest (b)    Yield         Balance   Interest (b)    Yield
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Loans                                           $   7,149,701      225,522      6.31%   $    7,001,769      273,336   7.80%
Securities and short-term investments               4,090,213      119,539      5.91(a)      3,564,665      118,231   6.65(a)
                                                  -----------     --------                 -----------    ---------
  Total interest-earning assets                    11,239,914      345,061      6.16        10,566,434      391,567   7.41
Noninterest-earning assets                            851,773     --------                     919,713    ---------
                                                  -----------                              -----------
  TOTAL ASSETS                                  $  12,091,687                           $   11,486,147
                                                  ===========                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits                                        $   7,122,317       76,618      2.17%   $    6,896,314      117,138   3.43%
Borrowings                                          3,697,055       68,794      3.70         3,423,774       95,776   5.57
                                                  -----------     --------                 -----------    ---------
  Total interest-bearing liabilities               10,819,372      145,412      2.69        10,320,088      212,914   4.14
Noninterest-bearing liabilities                        79,735                                   85,500
                                                  -----------                              -----------
  TOTAL LIABILITIES                                10,899,107                               10,405,588

Capital securities and preferred stock of
  subsidiary corporation                              157,754                                  162,892

Shareholders' equity                                1,034,826                                  917,667
                                                  -----------                              -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $  12,091,687                           $   11,486,147
                                                  ===========                              ===========
  Less: Fully-taxable equivalent adjustments                          (601)                                    (498)
                                                                  --------                                ---------
Net interest income                                                199,048                                  178,155
                                                                  ========                                =========
Interest-rate spread                                                            3.47%                                 3.27%
                                                                                ====                                  ====
Net interest margin                                                             3.56%                                 3.37%
                                                                                ====                                  ====



(a) For purposes of this computation, unrealized gains of $46.5 million and $9.6 million for 2002 and 2001, respectively, are excluded from the average balance for rate calculations.

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


                                                 THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                        2002 V. 2001                              2002 V. 2001
------------------------------------------------------------------------------------------------------------------------------
                                                 Increase (decrease) due to                Increase (decrease) due to
 (In thousands)                                Rate        Volume         Total         Rate         Volume         Total
------------------------------------------------------------------------------------------------------------------------------
Interest on interest-earning assets:
  Loans                                  $   (25,117)         4,439        (20,678)    (53,442)         5,628        (47,814)
  Securities and short-term investments       (7,913)         7,535           (378)    (14,470)        15,778          1,308
------------------------------------------------------------------------------------------------------------------------------
   Total                                     (33,030)        11,974        (21,056)    (67,912)        21,406        (46,506)
------------------------------------------------------------------------------------------------------------------------------
Interest on interest-bearing liabilities:
  Deposits                                   (22,966)         2,269        (20,697)    (44,318)         3,798        (40,520)
  Borrowings                                 (15,207)         2,693        (12,514)    (34,097)         7,115        (26,982)
------------------------------------------------------------------------------------------------------------------------------
   Total                                     (38,173)         4,962        (33,211)    (78,415)        10,913        (67,502)
------------------------------------------------------------------------------------------------------------------------------
Net change in fully taxable-equivalent
  net interest income                    $     5,143          7,012         12,155      10,503         10,493         20,996
------------------------------------------------------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES

The provision for loan losses was $4.0 million and $8.0 million, respectively, for the three and six months ended June 30, 2002 compared to $3.2 million and $6.4 million for the same periods in 2001. Management performs a quarterly review of the loan portfolio and based on this review determines the level of provision necessary to maintain an adequate loan loss allowance. Several factors influenced the increase in the provision, including the rise in net charge-offs, the level of nonaccrual loans, growth in the loan portfolio and the reduced level of economic activity. For further information see the "Loan Portfolio Review and Allowance for Loan Loss Methodology" included in the "Financial Condition - Asset Quality" section of Management's Discussion and Analysis of Financial Condition and Results of Operations within this report. At June 30, 2002, the allowance for loan losses totaled $99.7 million, or 1.34% of total loans, and represented 206% of nonaccrual loans as compared to $97.3 million, or 1.40% of total loans, and 169% of nonaccrual loans, at December 31, 2001.

NONINTEREST INCOME

Total noninterest income for second quarter of 2002 decreased $1.8 million, or 4.2%, from the same quarter a year ago. The decline was due to the decrease in securities gains of $668,000 and other income of $3.0 million primarily due to life insurance proceeds of $1.9 million received in the second quarter of 2001. These were partially offset by an increase in loan fees and service charges of $1.2 million and an increase in insurance revenues of $803,000.

Total noninterest income for the first six months of 2002 increased $931,000, or 1.1%, from the same period a year earlier. The increase is primarily due to increases in loan fees and service charges of $4.1 million, and insurance revenue of $3.2 million. These were offset by declines in net gains from the sale of securities of $1.5 million, and other income of $4.1 million. The full period impact of the acquisition of Center Capital in March 2001 contributed to the higher level of loan fee income for the current period. The increase in insurance revenue was partly due to the acquisitions of Wolf Zackin and Benefits Plans Design insurance agencies in April 2001.

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

The lack of meaningful revenue growth in trust and investment services and financial advisory services is primarily due to the decline in stock market values and retail investor purchase activity and the lack of activity in the merger and acquisition market. The trend in revenues from these areas will continue until improvement occurs in the level of economic activity.

NONINTEREST EXPENSE

Total noninterest expense for the second quarter of 2002 increased $3.0 million, or 3.9%, over the same quarter a year ago. Adjusted for the impact of SFAS No. 142 in 2002, which no longer requires the amortization of goodwill as an expense, the growth in noninterest expense was $6.6 million. Most of this increase occurred in compensation and benefits and other expense. Compensation and benefits rose $4.7 million, or 13.0%, due to merit increases, higher staff levels in growth businesses together with increased cost of medical and pension plans. The increase in other expense is primarily due to higher costs related to check processing and statement rendering. Also contributing to the increase was $616,000 of expenses during the quarter related to the acquisition of IBJ Whitehall Business Credit Corporation, which closed on August 2, 2002.

Total noninterest expense for the first six months of 2002 increased $2.0 million, or 1.3%, compared to the same period a year ago. Adjusted for the goodwill amortization, noninterest expense growth was $8.8 million. The majority of the increase occurred as a result of increases in compensation and benefits of $9.2 million and other operating expenses of $2.7 million. The rise in compensation and benefits can be attributed to merit increases, increase in staff and full impact of acquisitions of Center Capital in March 2001 and two insurance agencies in April 2001. The growth in other expense resulted from increased check processing and statement rendering costs. These increases were partially offset by branch reconfiguration expenses of $3.7 million recognized in the first quarter of 2001.

On July 24, 2002, Webster announced effective July 1, 2002, it will begin to expense the cost of employee stock option using SFAS No. 123 "Accounting for Stock-Based Compensation". Under the provisions of SFAS No. 123, Webster had previously elected to use APB No. 25 to account for employee stock-based compensation. By electing to use the provisions of SFAS No. 123, compensation expense will be recorded for employee stock option grants using the fair value method and amortized over the vesting period commencing with grants made during 2002. Under current guidance, the impact of using SFAS No. 123 will be to reduce diluted earnings per share by $0.01 in 2002. Refer to Note 15 of Notes to Consolidated Financial Statements included in Webster's 2001 Annual Report on Form 10-K for more information on the effect of electing to use SFAS No. 123 to account for employee stock-based compensation.

INCOME TAXES

Tax expense for the second quarter and six months ended June 30, 2002 are higher than the prior year periods primarily due to a higher level of income before taxes. The effective tax rates for the three months ended June 30, 2002 and 2001 were approximately 31.6% and 35.0%, and for the six months were 31.5% and 34.1%, respectively. State income tax continues to be minimized due to the operation of a Passive Investment Company in compliance with Connecticut Statute.

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS
--------------------------

This report contains forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from management expectations, projections and estimates. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of Webster's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting Webster's operations, markets, products, services and prices. Some of these and other factors are discussed in Webster's annual and quarterly reports previously filed with the Securities and Exchange Commission. Such developments could have an adverse impact on Webster's financial position and results of operations

SARBANES-OXLEY ACT OF 2002
--------------------------

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, landmark legislation on accounting reform and corporate governance. Although much of the Act is still being assessed, we do not anticipate any significant changes in the operations of, and reporting by, the Company as a result of the Act. In accordance with the requirements of the Sarbanes-Oxley Act, written certifications for this quarterly report on Form 10-Q by the chief executive officer and chief financial officer accompany this report as filed with the SEC.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 30 through 31 under the caption "Asset/Liability Management and Market Risk".

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

                           Part II - Other Information



Item 1.  Legal Proceedings - Not applicable.
         -----------------

Item 2   Changes in Securities and Use of Proceeds - Not applicable
         -----------------------------------------

         (a)  Not applicable

         (b)  Not applicable

         (c)  Not applicable

Item 3   Defaults upon Senior Securities - Not applicable
         -------------------------------

Item 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a)  The Annual Meeting of Shareholders was held on April 25, 2002.

         (b) The following individuals were elected as directors at the annual meeting: directors George T. Carpenter, John J. Crawford, and C. Michael Jacobi were re-elected for three year terms. The other continuing directors are: Joel S. Becker, William T. Bromage, Robert A. Finkenzeller, John F. McCarthy, Michael G. Morris, and James C. Smith.

         (c) The following matters were voted upon and approved by the Company's shareholders at the 2002 Annual Meeting of Shareholderson April 25, 2002: (i) the election of three directors to serve for three-year terms (Proposal 1) and (ii) the ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2002 (Proposal 2).

              As to Proposal 1, George T. Carpenter received 41,699,273 votes for election and 585,457 votes were withheld; John J. Crawford received 41,910,741 votes for election and 373,988 votes were withheld; C. Michael Jacobi received 41,972,810 votes for election and 311,919 votes were withheld. There were no abstentions or broker non-votes for any of the nominees. As to Proposal 2, shareholders cast 40,162,680 votes for, 2,019,313 votes against and 102,732 abstentions.

Item 5   Other Information -  Not applicable
         -----------------

Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits
              Not Applicable

         (b)  Reports on Form 8-K
              Not Applicable

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WEBSTER FINANCIAL CORPORATION
                                           -----------------------------
                                                    Registrant



Date: August 13, 2002                    By: /s/   William J. Healy
----------------------------------------     ---------------------------------

                                             William J. Healy
                                             Executive Vice President and
                                             Chief Financial Officer
                                             Principal Financial Officer