Form 10-Q
period 2002-09-30
WEBSTER FINANCIAL CORP
filed 2002-11-14
CIK 801337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 2002.
                                                          ------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________to_______________.

      Commission File Number: 0-15213.
                              -------

                          WEBSTER FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                           06-1187536
  ---------------------------------                         -------------------
    (State or other jurisdiction                              (I.R.S. Employer
  of incorporation or organization)                         Identification No.)

              WEBSTER PLAZA, WATERBURY, CONNECTICUT         06702
             ----------------------------------------     ----------
             (Address of principal executive offices)     (Zip Code)

                                 (203) 753-2921
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          [X]  Yes     [ ]  No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (par value $ .01)                         45,978,598
------------------------------              ---------------------------------
          Class                              Outstanding at October 31, 2002

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX
--------------------------------------------------------------------------------


                                                                                                                        PAGE NO.
                                                                                                                        --------
PART I - FINANCIAL INFORMATION

   Item 1.   Interim Financial Statements

       Consolidated Statements of Condition at September 30, 2002 (unaudited) and December 31, 2001                       3

       Consolidated Statements of Income for the three and nine months ended September 30, 2002
         and 2001 (unaudited)                                                                                             4

       Consolidated Statements of Comprehensive Income for the three and nine months ended
         September 30, 2002 and 2001 (unaudited)                                                                          5

       Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 2002
         and 2001 (unaudited)                                                                                             6

       Consolidated Statements of Cash Flows for the nine months ended September 30, 2002
         and 2001 (unaudited)                                                                                             7

       Notes to Consolidated Interim Financial Statements                                                                 9

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                       26

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                                  42

   Item 4.   Controls and Procedures                                                                                     42


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                                                                           43

   Item 2.   Changes in Securities and Use of Proceeds                                                                   43

   Item 3.   Defaults upon Senior Securities                                                                             43

   Item 4.   Submission of Matters to a Vote of Security Holders                                                         43

   Item 5.   Other Information                                                                                           43

   Item 6.   Exhibits and Reports on Form 8-K                                                                            43


SIGNATURE                                                                                                                44

CERTIFICATIONS                                                                                                           45

EXHIBITS                                                                                                                 47

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.  INTERIM FINANCIAL STATEMENTS
-------------------------------------

                      CONSOLIDATED STATEMENTS OF CONDITION

-------------------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
                                                                                  SEPTEMBER 30,        DECEMBER 31,
(In thousands, except share and per share data)                                      2002                 2001
-------------------------------------------------------------------------------------------------------------------
ASSETS:

Cash and due from depository institutions                                         $   212,606              218,908
Short-term investments                                                                 30,542               35,937
Securities: (Note 2)
  Trading, at fair value                                                                1,104                   --
  Available for sale, at fair value                                                 4,106,734            3,999,133
Loans receivable, net  (Notes 3 and 4)                                              8,190,459            6,869,911
Goodwill (Note 13)                                                                    232,910              243,008
Intangible assets (Note 13)                                                            64,144               76,163
Cash surrender value of life insurance                                                169,803              163,023
Premises and equipment, net                                                            82,667               82,808
Accrued interest receivable                                                            58,480               54,288
Deferred tax asset, net (Note 5)                                                       10,264               33,158
Prepaid expenses and other assets                                                     113,860               81,045
-------------------------------------------------------------------------------------------------------------------
  Total assets                                                                    $13,273,573           11,857,382
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY:

Deposits  (Note 8)                                                                $ 7,353,423            7,066,471
Federal Home Loan Bank advances (Note 6)                                            2,362,298            2,531,179
Securities sold under agreements to repurchase and other borrowings (Note 7)        2,291,665            1,002,185
Accrued expenses and other liabilities                                                 82,679               91,503
-------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                12,090,065           10,691,338
-------------------------------------------------------------------------------------------------------------------

Corporation-obligated mandatorily redeemable capital securities of
    subsidiary trusts (Note 16)                                                       132,650              150,000
Preferred stock of subsidiary corporation                                               9,577                9,577

SHAREHOLDERS' EQUITY:

Common stock, $.01 par value:
  Authorized - 200,000,000 shares
  Issued - 49,507,192 shares at September 30, 2002 and
   49,502,742 at December 31, 2001                                                        495                  495
Paid-in capital                                                                       415,118              415,194
Retained earnings                                                                     676,841              590,254
Treasury stock at cost, 3,091,768 shares at September 30, 2002
  and 353,325 shares at December 31, 2001                                            (108,838)             (10,141)
Unearned compensation                                                                  (3,224)              (3,998)
Employee Stock Ownership Plan shares purchased with debt                                   --                 (286)
Accumulated other comprehensive income                                                 60,889               14,949
-------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                        1,041,281            1,006,467
-------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                      $13,273,573           11,857,382
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated interim financial statements.

                WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
(In thousands, except per share data)                            2002            2001              2002                2001
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans                                                        $ 118,492          127,991           344,014             401,321
Securities and short-term investments                           55,507           60,572           174,445             178,311
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest income                                        173,999          188,563           518,459             579,632
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:

Deposits (Note 8)                                               36,169           53,627           112,787             170,765
Borrowings                                                      35,240           41,385           104,034             137,161
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest expense                                        71,409           95,012           216,821             307,926
-----------------------------------------------------------------------------------------------------------------------------------

Net interest income                                            102,590           93,551           301,638             271,706
Provision for loan losses (Note 4)                               5,000            4,000            13,000              10,400
-----------------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses           97,590           89,551           288,638             261,306
-----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME:

Deposit service charges                                         15,798           14,142            44,528              41,699
Loan and loan servicing fees                                     6,168            5,131            15,896              13,698
Insurance revenue                                                6,386            5,806            20,198              16,393
Trust and investment services                                    3,758            4,984            12,213              13,969
Financial advisory services                                      5,997            3,942            14,313              12,239
Increase in cash surrender value of life insurance               2,311            2,211             6,780               6,926
Gain on sale of securities, net                                  4,912            2,566             9,443               8,609
Other                                                              777            1,709             3,834               8,547
-----------------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                      46,107           40,491           127,205             122,080
-----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:

Compensation and benefits                                       43,302           35,827           124,698             107,506
Occupancy                                                        6,665            6,057            19,162              19,463
Furniture and equipment                                          7,559            7,032            20,939              20,903
Intangible asset amortization (Note 13)                          3,978            7,888            12,020              23,338
Marketing                                                        2,622            2,045             7,484               6,428
Professional services                                            2,746            2,896             7,893               7,008
Capital securities (Note 16)                                     3,233            3,616            10,386              10,847
Branch reconfiguration                                              --               --                --               3,703
Acquisition expenses                                             1,349               --             1,965                  --
Other                                                           12,675           11,840            34,624              32,529
-----------------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                     84,129           77,201           239,171             231,725
-----------------------------------------------------------------------------------------------------------------------------------

Income before income taxes, extraordinary item and
 cumulative effect of change in method of accounting            59,568           52,841           176,672             151,661
Income taxes                                                    19,144           17,810            56,061              51,516
-----------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item and cumulative effect
 of change in method of accounting                              40,424           35,031           120,611             100,145
Extraordinary item - early extinguishment of debt (net
  of taxes) (Note 10)                                               --               --                --              (1,209)
Cumulative effect of change in method of accounting (net
  of taxes) (Note 11)                                               --               --            (7,280)             (2,418)
-----------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                 $  40,424           35,031           113,331              96,518
-----------------------------------------------------------------------------------------------------------------------------------

Net Income per common share: (Notes 12 and 13)
  Basic                                                      $    0.85             0.71              2.35                1.97
  Diluted                                                         0.84             0.70              2.31                1.94

Dividends paid per common share                                   0.19             0.17              0.55                0.50

See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

----------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED SEPTEMBER 30,
(In thousands)                                                            2002        2001
----------------------------------------------------------------------------------------------------
Net income                                                             $ 40,424      35,031

Other comprehensive income, net of tax:
  Unrealized net holding gains on securities available for sale arising during the period (net of income tax effect of $11,328
    and $31,045 for 2002 and 2001, respectively)                         17,083      46,811

  Reclassification adjustment for net gains included in
   net income (net of income tax effect of $1,923
    and $974 for 2002 and 2001, respectively)                            (2,900)     (1,468)
-----------------------------------------------------------------------------------------------------
Other comprehensive income                                               14,183      45,343
-----------------------------------------------------------------------------------------------------
Comprehensive income                                                   $ 54,607      80,374
-----------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------
                                                                      NINE MONTHS ENDED SEPTEMBER 30,
(In thousands)                                                           2002         2001
-----------------------------------------------------------------------------------------------------
Net income                                                             $113,331      96,518

Other comprehensive income, net of tax:
  Unrealized net holding gains on securities available for sale arising during the period (net of income tax effect of $34,884
    and $35,291 for 2002 and 2001, respectively)                         52,175      53,381

  Reclassification adjustment for net gains included in
   net income (net of income tax effect of $3,756
    and $3,283 for 2002 and 2001, respectively)                          (5,662)     (4,954)
------------------------------------------------------------------------------------------------------
Other comprehensive income                                               46,513      48,427
------------------------------------------------------------------------------------------------------
Comprehensive income                                                   $159,844     144,945
------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Employee   Accumulated
                                                                                                Stock       Other
                                                                                              Ownership    Compre-
                                                                                  Unearned   Plan Shares   hensive
                                     Common    Paid-in    Retained    Treasury     Compen-    Purchased    Income
(In thousands,)                       Stock    Capital    Earnings      Stock      sation     With Debt    (Loss)          Total
-----------------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2001
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000         $   495     416,334      490,078    (13,361)    (1,640)      (642)       (890)        890,374
-----------------------------------------------------------------------------------------------------------------------------------
Net income for the nine months
  ended September 30, 2001              --          --       96,518         --         --         --          --          96,518
Dividends paid                          --          --      (24,628)        --         --         --          --         (24,628)
Allocation of ESOP shares               --         440           --         --         --        356          --             796
Exercise of stock options               --      (2,149)          --      9,931         --         --          --           7,782
Common stock repurchased                --          --           --     (3,881)        --         --          --          (3,881)
Consideration granted for
  purchase acquisitions                 --         221           --      1,181         --         --          --           1,402
Restricted stock grants, net
  of amortization                       --       1,083           --      1,526     (1,599)        --          --           1,010
Net unrealized gain on securities
  available for sale, net of taxes      --          --           --         --         --         --      48,427          48,427
Other, net                              --          38           (9)        --         --         --          --              29
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2001        $   495     415,967      561,959     (4,604)    (3,239)      (286)     47,537       1,017,829
-----------------------------------------------------------------------------------------------------------------------------------


NINE MONTHS ENDED SEPTEMBER 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001         $   495     415,194      590,254    (10,141)    (3,998)      (286)     14,949       1,006,467
-----------------------------------------------------------------------------------------------------------------------------------
Net income for the nine months
  ended September 30, 2002              --          --      113,331         --         --         --          --         113,331
Dividends paid                          --          --      (26,724)        --         --         --          --         (26,724)
Allocation of ESOP shares               --         571           --         --         --        286          --             857
Exercise of stock options               --      (1,371)          --      6,438         --         --          --           5,067
Stock option grants                     --         967           --         --         --         --          --             967
Common stock repurchased                --          --           --   (107,793)        --         --          --        (107,793)
Restricted stock grants, net
  of amortization                       --        (109)         (20)     2,658        774         --          --           3,303
Net unrealized gain on securities
  available for sale, net of taxes      --          --           --         --         --         --      46,513          46,513
Employee Stock Purchase Plan            --        (144)          --         --         --         --          --            (144)
Other, net                              --          10           --         --         --         --        (573)           (563)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2002        $   495     415,118      676,841   (108,838)    (3,224)        --      60,889       1,041,281
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                                             NINE MONTHS ENDED SEPTEMBER 30,
(In thousands)                                                                                  2002               2001
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                              $    113,331            96,518
   Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                    13,000            10,400
    Depreciation and amortization                                                                17,156            16,016
    Amortization (accretion) of securities premiums/discounts, net                                1,047            (1,051)
    Amortization (accretion) of loan premiums/discounts, net                                      6,520            (2,667)
    Amortization of intangible assets                                                            12,020            23,338
    Cumulative effect of change in accounting method  (Note 11)                                  11,200             3,614
    Gains on sale of foreclosed properties, net                                                    (261)             (674)
    Gains on sale of securities, net                                                             (9,418)           (8,237)
    Gains on the sale of loans, net                                                              (3,471)           (2,694)
    Gains on trading securities, net                                                                (25)             (372)
    (Increase) decrease in trading securities                                                    (1,079)                6
    Loans originated for sale                                                                (1,112,187)         (560,226)
    Proceeds from sale of loans originated for sale                                             940,520           502,033
    (Increase) decrease in interest receivable                                                   (3,332)            7,925
    Increase in prepaid expenses and other assets, net                                          (45,503)         (119,668)
    Increase (decrease) in interest payable                                                       7,508           (17,519)
    (Decrease) increase in accrued expenses and other liabilities, net                          (13,096)           91,232
    Increase in cash surrender value of life insurance                                           (6,780)           (6,926)
    Proceeds from life insurance contract surrender                                                  --            19,531
    Other, net                                                                                     (396)               --
------------------------------------------------------------------------------------------------------------------------------
     Net cash (used) provided by operating activities                                           (73,246)           50,579
------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
    Purchases of securities, available for sale                                              (1,491,071)       (1,512,045)
    Principal collected on securities                                                           988,951           429,485
    Maturities of securities                                                                      4,195            54,993
    Proceeds from sale of securities, available for sale                                        476,336           775,398
    Decrease in short-term investments, net                                                       5,395                 7
    (Increase) decrease in loans, net                                                          (738,298)          307,373
    Proceeds from sale of foreclosed properties                                                   3,643             5,690
    Purchase of premises and equipment, net                                                     (12,178)           (3,747)
    Net cash paid for asset acquisition                                                        (430,120)          (17,263)
    Other, net                                                                                     (660)               --
------------------------------------------------------------------------------------------------------------------------------
     Net cash (used) provided by investing activities                                        (1,193,807)           39,891
------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
    Increase (decrease) in deposits                                                             286,952           (16,125)
    Repayment of FHLB advances                                                               (8,597,908)      (10,341,724)
    Proceeds from FHLB advances                                                               8,429,027        10,166,413
    Net increase in securities sold under agreement to repurchase and
     other borrowings                                                                         1,289,480           152,278
    Cash dividends paid to common shareholders                                                  (26,724)          (24,628)
    Redemption of Series A preferred stock of subsidiary corporation                                 --           (40,000)
    Redemption of capital securities                                                            (17,350)               --
    Exercise of stock options                                                                     5,067             7,782
    Common stock repurchased                                                                   (107,793)           (3,881)
------------------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by financing activities                                         1,260,751           (99,885)
------------------------------------------------------------------------------------------------------------------------------
     Decrease in cash and cash equivalents                                                       (6,302)           (9,415)
     Cash and cash equivalents at beginning of period                                           218,908           265,035
------------------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                                            $    212,606           255,620
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------------------------------
                                                                                            NINE MONTHS ENDED SEPTEMBER 30,
(In thousands)                                                                                2002                 2001
----------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:
   Income taxes paid                                                                       $   56,236              30,069
   Interest paid                                                                              209,314             325,444

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING, INVESTING AND
  FINANCING ACTIVITIES:
   Transfer of loans to foreclosed properties                                              $    2,048               4,182
   Reclassification of held to maturity securities to available for sale (fair
    value of $248,215 at January 1, 2001)                                                          --             261,747

----------------------------------------------------------------------------------------------------------------------------


Assets acquired and liabilities assumed in purchase business combinations were as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                            NINE MONTHS ENDED SEPTEMBER 30,
(In thousands)                                                                                  2002              2001
----------------------------------------------------------------------------------------------------------------------------
Fair value of noncash assets acquired in purchase acquisitions                             $  430,584             247,040
Fair value of liabilities assumed in purchase acquisitions                                        464             251,842
Common stock issued in purchase business combinations                                              --               1,402
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated interim financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 1: BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
-------------------------------------------------------------

The Consolidated Interim Financial Statements include the accounts of Webster Financial Corporation ("Webster" or the "Company") and its subsidiaries. The Consolidated Interim Financial Statements and Notes thereto have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the Consolidated Interim Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the Consolidated Interim Financial Statements and the reported amounts of revenues and expenses for the periods presented. The actual results of Webster could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan losses and the valuation allowance for the deferred tax asset. These Consolidated Interim Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Webster's 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2: SECURITIES
------------------

A summary of securities follows:


                                               SEPTEMBER 30, 2002                           DECEMBER 31, 2001
---------------------------------------------------------------------------------------------------------------------
                                Amortized         Unrealized        Fair     Amortized       Unrealized         Fair
(In thousands)                   Cost          Gains     Losses     Value      Cost       Gains     Losses      Value
---------------------------------------------------------------------------------------------------------------------
TRADING SECURITIES:
Municipal securities  (a)       $     1,104       --        --       1,104           --       --       --          --
---------------------------------------------------------------------------------------------------------------------

AVAILABLE FOR SALE PORTFOLIO:
U.S. Treasury Notes                      --       --        --          --        2,014       --       --       2,014
Municipal bonds and notes            98,424    6,095        (1)    104,518       78,349    1,266     (536)     79,079
Corporate bonds and notes           154,302    1,469    (6,341)    149,430      207,024      786  (18,428)    189,382
Equity securities (b)               156,681    4,817      (887)    160,611      166,351    7,649   (4,114)    169,886
Mortgage-backed securities (c)    3,593,358   99,181      (364)  3,692,175    3,519,067   50,008  (10,303)  3,558,772
---------------------------------------------------------------------------------------------------------------------
   Total                        $ 4,002,765  111,562    (7,593)  4,106,734    3,972,805   59,709  (33,381)  3,999,133
---------------------------------------------------------------------------------------------------------------------

(a) For trading securities, amortized cost equals market value and includes recognized gains and losses.
(b) As of September 30, 2002, the fair value of equity securities consisted of Federal Home Loan Bank ("FHLB") stock of $127.5 million, preferred stock of $5.8 million and common stock of $27.3 million. The fair value of equity securities at December 31, 2001 consisted of FHLB stock of $126.6 million, preferred stock of $5.4 million and common stock of $37.9 million.
(c) Includes mortgage-backed securities comprised of Fannie Mae, Freddie Mac, Government National Mortgage Association and non-agency issued mortgage-backed securities

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

As part of its continuous review of the investment portfolio, management evaluates unrealized losses on securities for declines in value that are other than temporary in nature. During the nine months ended September 30, 2002, Webster recorded writedowns of $1.8 million, included in the Consolidated Statements of Income under gain on sale of securities, net for two equity holdings whose value decline was deemed to be other than temporary in nature. No other declines deemed to be other than temporary occurred in the three months ended September 30, 2002.

NOTE 3: LOANS RECEIVABLE, NET
-----------------------------

A summary of loans, net follows:

----------------------------------------------------------------------------------------------------
(Dollars in thousands)                           SEPTEMBER 30, 2002          DECEMBER 31, 2001
----------------------------------------------------------------------------------------------------
                                                 Amount          %           Amount          %
                                                 ------        ----          ------         ---
Residential mortgage loans:
   1-4 family units                           $ 3,279,138       40.0%     $ 3,058,662       44.5%
   Multi-family units                             117,333        1.4          104,038        1.5
   Construction                                   142,161        1.7          223,583        3.3
   Loans held for sale                            315,585        3.9          143,918        2.1
----------------------------------------------------------------------------------------------------
     Total residential mortgage loans           3,854,217       47.0        3,530,201       51.4
----------------------------------------------------------------------------------------------------
Commercial loans:
   Commercial non-mortgage                      1,493,458       18.2        1,046,874       15.2
   Equipment financing                            390,757        4.8          320,704        4.7
----------------------------------------------------------------------------------------------------
     Total commercial loans                     1,884,215       23.0        1,367,578       19.9
----------------------------------------------------------------------------------------------------
Commercial real estate:
   Commercial mortgage                            884,030       10.8          892,145       13.0
   Commercial construction                        121,266        1.5           82,831        1.2
----------------------------------------------------------------------------------------------------
     Total commercial real estate               1,005,296       12.3          974,976       14.2
----------------------------------------------------------------------------------------------------
Consumer loans:
   Home equity credit loans and lines           1,522,206       18.6        1,038,350       15.1
   Other consumer                                  40,643        0.5           56,113        0.8
----------------------------------------------------------------------------------------------------
     Total consumer loans                       1,562,849       19.1        1,094,463       15.9
----------------------------------------------------------------------------------------------------
   Total loans                                  8,306,577      101.4        6,967,218      101.4
Less: allowance for loan losses                  (116,118)      (1.4)         (97,307)      (1.4)
----------------------------------------------------------------------------------------------------
   Loans receivable, net                      $ 8,190,459      100.0%     $ 6,869,911      100.0%
----------------------------------------------------------------------------------------------------

At September 30, 2002, net loans included $13.8 million of net discounts and $27.8 million of net deferred costs. At December 31, 2001, net loans included $17.2 million of net discounts and $19.0 million of net deferred costs. The unadvanced portions of closed construction loans totaled $73.8 million and $78.2 million at September 30, 2002 and December 31, 2001, respectively.

At September 30, 2002 and December 31, 2001, residential mortgage origination commitments totaled $698.1 million and $158.2 million, respectively. Residential commitments outstanding at September 30, 2002 consisted of adjustable rate and fixed rate mortgages of $49.0 million and $649.1 million, respectively, at rates ranging from 4.5% to 7.7%. Residential commitments outstanding at December 31, 2001 consisted of adjustable rate and fixed rate mortgages of $46.5 million and $111.7 million, respectively, at rates ranging from 5.4% to 7.5%. Commitments to originate loans generally expire within 60 days. At September 30, 2002 and December 31, 2001, Webster also had outstanding commitments to sell residential mortgage loans of $486.9 million and $195.4 million, respectively.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

At September 30, 2002 and December 31, 2001, unused portions of home equity credit lines extended were $984.8 million and $754.7 million, respectively. Unused commercial lines of credit, letters of credit, standby letters of credit, equipment financing commitments and outstanding commercial loan commitments totaled $1.6 billion and $800.3 million at September 30, 2002 and December 31, 2001, respectively, including an increase of $647.8 million in the third quarter due to the Whitehall asset purchase.

At September 30, 2002 and December 31, 2001, Webster serviced, for the benefit of others, mortgage loans totaling approximately $1.4 billion and $1.2 billion, respectively.

NOTE 4: ALLOWANCE FOR LOAN LOSSES
---------------------------------

The allowance for loan losses is maintained at a level deemed by management adequate to absorb probable losses inherent in the loan portfolio. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off, and reduced by charge-offs on loans.

The following table provides a summary of the activity in the allowance for loan losses for the indicated periods:


----------------------------------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
 (Dollars in thousands)                                      2002               2001               2002              2001
----------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                             $ 99,698             96,135            97,307            90,809
Provisions charged to operations                              5,000              4,000            13,000            10,400
Allowance for purchased loans                                16,338                 --            16,338             1,851
----------------------------------------------------------------------------------------------------------------------------
                                                            121,036            100,135           126,645           103,060
CHARGE-OFFS:
  Residential                                                   249                325               799               847
  Commercial  (a)                                             4,921              3,404            10,175             5,897
  Commercial real estate                                         --                 --                --                --
  Consumer                                                      246                281               872             1,106
----------------------------------------------------------------------------------------------------------------------------
   Total charge-offs                                          5,416              4,010            11,846             7,850

RECOVERIES:
  Residential                                                    19                120               155               302
  Commercial  (a)                                               400                361             1,006               969
  Commercial real estate                                         --                 --                --                --
  Consumer                                                       79                 48               158               173
----------------------------------------------------------------------------------------------------------------------------
   Total recoveries                                             498                529             1,319             1,444
----------------------------------------------------------------------------------------------------------------------------
   Net charge-offs                                            4,918              3,481            10,527             6,406
----------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                   $116,118             96,654           116,118            96,654
----------------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average loans outstanding
   during the period (annualized)                              0.25%              0.20              0.19              0.12
----------------------------------------------------------------------------------------------------------------------------

(a) All small business loans, both commercial and commercial real estate, are considered commercial for purposes of charge-offs and recoveries.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 5: DEFERRED TAX ASSET, NET
-------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2002 and December 31, 2001 are summarized below. Temporary differences arise for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A 100% valuation allowance has been applied to the State of Connecticut deferred tax assets since Webster expects to have minimal Connecticut income tax liability for the foreseeable future.

--------------------------------------------------------------------------------------------------------
                                                                       SEPTEMBER 30,      DECEMBER 31,
(In thousands)                                                             2002               2001
--------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
   Loan loss and other allowances, net                                  $ 40,149             39,839
   Intangibles                                                            12,146              8,023
   Loan discounts                                                          8,458             10,214
   Net operating loss and credit carryforwards                             7,266              9,767
   Accrued compensation and benefits                                       9,708              6,163
   Other accrued expenses                                                  1,932              3,073
   Lease financing costs                                                   1,122              1,709
   Depreciation and amortization                                           1,428                 --
   Other assets-investments                                                  715                219
   Other                                                                     272                697
--------------------------------------------------------------------------------------------------------
     Total deferred tax assets                                            83,196             79,704
   Less: state tax valuation allowance, net of federal benefit            (9,573)           (10,959)
--------------------------------------------------------------------------------------------------------
     Deferred tax assets, net of valuation allowance                    $ 73,623             68,745
--------------------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
   Net unrealized gain on securities available for sale                 $ 41,366             10,498
   Intangibles                                                            13,803             15,744
   Loan premiums and deferred fees                                         2,646              3,915
   Compensation and benefits                                               1,361              2,026
   Mortgage servicing rights                                               3,286              1,815
   Accrued dividends                                                         484                570
   Depreciation and amortization                                              --                402
   Other                                                                     413                617
--------------------------------------------------------------------------------------------------------
     Total deferred tax liabilities                                       63,359             35,587
--------------------------------------------------------------------------------------------------------
     Net deferred tax asset                                             $ 10,264             33,158
--------------------------------------------------------------------------------------------------------

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 6: FEDERAL HOME LOAN BANK ADVANCES
---------------------------------------

Advances payable to the Federal Home Loan Bank ("FHLB") are summarized as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                            SEPTEMBER 30, 2002                       DECEMBER 31, 2001
                                                      Total                                     Total
(Dollars in thousands)                            Outstanding              Callable           Outstanding             Callable
-----------------------------------------------------------------------------------------------------------------------------------
FIXED RATE:
   1.25% to 6.87% due in 2002                     $   265,310                    --              883,000                    --
   0.95% to 6.67% due in 2003                         315,232                    --              313,440                    --
   1.99% to 6.78% due in 2004                         750,227                    --              550,320               100,000
   2.97% to 6.25% due in 2005                         150,295               100,000              102,802               100,000
   4.68% to 6.31% due in 2006                          52,164                    --               52,558                    --
   4.88% to 6.98% due in 2007                         702,296               500,000              502,362               500,000
   4.49% to 5.93% due in 2008                          29,493                27,000               29,773                27,000
   5.50% due in 2009                                    5,000                 5,000                5,000                 5,000
   8.44% due in 2010                                      487                    --                  521                    --
   6.60% due in 2011                                    2,069                    --                2,200                    --
   5.49% due in 2013                                   10,000                10,000               10,000                10,000
-----------------------------------------------------------------------------------------------------------------------------------
                                                    2,282,573               642,000            2,451,976               742,000
VARIABLE RATE:
   5.76% due in 2004                                   80,000                    --               80,000                    --
-----------------------------------------------------------------------------------------------------------------------------------
                                                    2,362,573               642,000            2,531,976               742,000
   Unamortized discount on FHLB advances                 (275)                   --                 (797)                   --
-----------------------------------------------------------------------------------------------------------------------------------
         Total FHLB advances, net                 $ 2,362,298               642,000            2,531,179               742,000
-----------------------------------------------------------------------------------------------------------------------------------

During the third quarter 2002 period, the Bank received a $2.5 million one-year advance at a rate of 0.95%. This advance is part of the FHLB's Affordable Housing Program ("AHP") in which Webster chose to participate. The $2.5 million advance is part of an overall $4.2 million award to the Bank by FHLB through the AHP. The program is designed to act as an indirect subsidy to construction or redevelopment projects to allow for decreased interest and/or operating costs and thereby help keep rents at an affordable level.

FHLB advances are secured by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans and securities. At September 30, 2002, Webster had $460.2 million of additional borrowing capacity at the FHLB. Investment securities were not utilized as qualifying collateral. Had securities been used for collateral, additional borrowing capacity would be approximately $1.8 billion at September 30, 2002. At September 30, 2002, the Bank was in compliance with the FHLB collateral requirements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 7: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS
---------------------------------------------------------------------------

Repurchase agreements are primarily collateralized by U.S. Government Agency mortgage-backed securities. The quarter average balance for borrowings under short-term repurchase agreements exceeded 30% of total shareholders' equity at September 30, 2002.

The following table summarizes balances for securities sold under agreement to repurchase and other borrowings:

------------------------------------------------------------------------------------------------------------
                                                                               SEPTEMBER 30,    DECEMBER 31,
 (In thousands)                                                                   2002             2001
------------------------------------------------------------------------------------------------------------
Securities sold under agreements to repurchase                                 $ 1,375,367        571,675
Federal funds purchased                                                            262,000        180,000
Senior notes                                                                       126,000        126,000
Treasury tax and loan                                                              528,298        124,510
------------------------------------------------------------------------------------------------------------
  Total                                                                        $ 2,291,665      1,002,185
------------------------------------------------------------------------------------------------------------


Information concerning short-term borrowings for securities sold under agreements to repurchase is summarized below:


------------------------------------------------------------------------------------------------------------
                                                                               SEPTEMBER 30,    DECEMBER 31,
 (Dollars in thousands)                                                            2002            2001
------------------------------------------------------------------------------------------------------------
Quarter end balance                                                            $ 1,375,367         571,675
Quarter average balance                                                          1,296,531         532,147
Highest month end balance during quarter                                         1,375,367         631,947
Weighted-average maturity date                                                   2.0 months     2.7 months
Weighted-average interest rate                                                        1.70%           1.96
Amortized cost of collateral                                                   $ 1,398,757         571,241
Fair value of collateral                                                         1,448,629         584,340

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 8: DEPOSITS
----------------

The following table sets forth deposit accounts showing balances by account type in dollars and as percentages of total deposits at the dates indicated.

-------------------------------------------------------------------------------------------------------------------
                                                 SEPTEMBER 30, 2002                  DECEMBER 31, 2001
                                                                  % of                               % of
(Dollars in thousands)                       Amount               total          Amount              total
-------------------------------------------------------------------------------------------------------------------
Demand deposits                            $  911,283             12.4%        $  905,206             12.8%
NOW accounts                                  863,625             11.7            803,416             11.4
Regular savings, escrow and MMDAs           2,858,477             38.9          2,430,691             34.4
Certificates of deposit                     2,624,344             35.7          2,831,345             40.0
-------------------------------------------------------------------------------------------------------------------
  Total retail deposits                     7,257,729             98.7          6,970,658             98.6
Treasury certificates of deposit               95,694              1.3             95,813              1.4
-------------------------------------------------------------------------------------------------------------------
  Total deposits                           $7,353,423            100.0%        $7,066,471            100.0%
-------------------------------------------------------------------------------------------------------------------


Interest expense on deposits is summarized as follows:

-------------------------------------------------------------------------------------------------------------------
                                        THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
 (In thousands)                             2002              2001             2002            2001
-------------------------------------------------------------------------------------------------------------------
NOW accounts                               $ 1,166            1,296            3,352            3,906
Regular savings, escrow and MMDAs           12,026           14,017           33,372           39,526
Certificates of deposit                     22,386           36,533           74,237          121,069
-------------------------------------------------------------------------------------------------------------------
  Total retail deposits                     35,578           51,846          110,961          164,501
Treasury certificates of deposit               591            1,781            1,826            6,264
-------------------------------------------------------------------------------------------------------------------
  Total deposits                           $36,169           53,627          112,787          170,765
-------------------------------------------------------------------------------------------------------------------

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

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

Operating income and total assets by business segment for the quarter and year to date are as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2002

---------------------------------------------------------------------------------------------------------------------
                                              RETAIL        BUSINESS                                    CONSOLIDATED
(In thousands)                               BANKING        BANKING         TREASURY       ADJUSTMENTS     TOTAL
---------------------------------------------------------------------------------------------------------------------
Net interest income                        $   62,336         19,367         20,887             --         102,590
Provision for loan losses                       1,386          3,614             --             --           5,000
---------------------------------------------------------------------------------------------------------------------
   Net interest income after provision         60,950         15,753         20,887             --          97,590
Noninterest income                             26,357         10,589          9,161             --          46,107
Noninterest expense                            53,240         19,085          8,379          3,425          84,129
---------------------------------------------------------------------------------------------------------------------
   Income before income taxes                  34,067          7,257         21,669         (3,425)         59,568
Income taxes                                   10,949          2,332          6,964         (1,101)         19,144
---------------------------------------------------------------------------------------------------------------------
   Net income                              $   23,118          4,925         14,705         (2,324)         40,424
---------------------------------------------------------------------------------------------------------------------

  Total assets at period end               $6,438,914      2,550,825      4,283,834             --      13,273,573

THREE MONTHS ENDED SEPTEMBER 30, 2001

---------------------------------------------------------------------------------------------------------------------
                                              RETAIL        BUSINESS                                    CONSOLIDATED
(In thousands)                               BANKING        BANKING         TREASURY       ADJUSTMENTS     TOTAL
---------------------------------------------------------------------------------------------------------------------
Net interest income                        $   56,131         16,622         20,798             --          93,551
Provision for loan losses                         363          3,637             --             --           4,000
-------------------------------------------------------------------------------------------------------------------
   Net interest income after provision         55,768         12,985         20,798             --          89,551
Noninterest income                             26,420          7,522          6,549             --          40,491
Noninterest expense                            52,816         14,080          6,828          3,477          77,201
-------------------------------------------------------------------------------------------------------------------
   Income before income taxes                  29,372          6,427         20,519         (3,477)         52,841
Income taxes                                    9,900          2,166          6,916         (1,172)         17,810
-------------------------------------------------------------------------------------------------------------------
   Net income                              $   19,472          4,261         13,603         (2,305)         35,031
-------------------------------------------------------------------------------------------------------------------

  Total assets at period end               $5,436,437      1,973,351      4,212,463             --      11,622,251

NINE MONTHS ENDED SEPTEMBER 30, 2002

---------------------------------------------------------------------------------------------------------------------
                                              RETAIL        BUSINESS                                    CONSOLIDATED
(In thousands)                               BANKING        BANKING         TREASURY       ADJUSTMENTS     TOTAL
---------------------------------------------------------------------------------------------------------------------
Net interest income                        $  173,944         47,798         79,896             --         301,638
Provision for loan losses                       4,445          8,555             --             --          13,000
-------------------------------------------------------------------------------------------------------------------
   Net interest income after provision        169,499         39,243         79,896             --         288,638
Noninterest income                             80,222         27,623         19,360             --         127,205
Noninterest expense                           158,617         48,550         21,892         10,112         239,171
-------------------------------------------------------------------------------------------------------------------
   Income before income taxes                  91,104         18,316         77,364        (10,112)        176,672
Income taxes                                   28,907          5,812         24,549         (3,207)         56,061
-------------------------------------------------------------------------------------------------------------------
   Net income before cumulative effect of
    change in method of accounting             62,197         12,504         52,815         (6,905)        120,611
Cumulative effect of change in method
  of accounting (net of taxes)                     --         (7,280)            --             --          (7,280)
-------------------------------------------------------------------------------------------------------------------
   Net income                              $   62,197          5,224         52,815         (6,905)        113,331
-------------------------------------------------------------------------------------------------------------------

  Total assets at period end               $6,438,914      2,550,825      4,283,834             --      13,273,573

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2001

---------------------------------------------------------------------------------------------------------------------
                                                RETAIL        BUSINESS                                 CONSOLIDATED
(In thousands)                                 BANKING        BANKING       TREASURY       ADJUSTMENTS     TOTAL
---------------------------------------------------------------------------------------------------------------------
Net interest income                          $  178,972         49,158       43,576             --         271,706
Provision for loan losses                         3,452          6,948           --             --          10,400
---------------------------------------------------------------------------------------------------------------------
   Net interest income after provision          175,520         42,210       43,576             --         261,306
Noninterest income                               76,482         22,321       23,277             --         122,080
Noninterest expense                             161,582         39,786       19,925         10,432         231,725
---------------------------------------------------------------------------------------------------------------------
   Income before income taxes, extraordinary
    item and cumulative effect of
     change in method of accounting              90,420         24,745       46,928        (10,432)        151,661
Income taxes                                     30,712          8,405       15,941         (3,542)         51,516
---------------------------------------------------------------------------------------------------------------------
   Net income before extraordinary item and
    cumulative effect of change in method
     of accounting                               59,708         16,340       30,987         (6,890)        100,145
Extraordinary item-early extinguishment
  of debt (net of taxes)                             --             --       (1,209)            --          (1,209)
Cumulative effect of change in method
  of accounting (net of taxes)                       --             --       (2,418)            --          (2,418)
---------------------------------------------------------------------------------------------------------------------
   Net income                                $   59,708         16,340       27,360         (6,890)         96,518
---------------------------------------------------------------------------------------------------------------------

  Total assets at period end                 $5,436,437      1,973,351    4,212,463             --      11,622,251

Retail Banking
--------------

The Retail Banking segment includes investment and insurance services, consumer lending and the Bank's deposit generation and direct banking activities, which include the operation of automated teller machines and telebanking customer support, sales and small business banking. The Retail Banking segment also includes the Bank's residential real estate loan origination, loan servicing and secondary marketing activities.

Business Banking
----------------

The Business Banking segment includes the Bank's commercial and industrial, equipment financing and commercial real estate lending activities. This segment also includes business deposits, cash management activities for business banking, financial advisory services, government finance and all trust activities including Webster Financial Advisors.

Treasury
--------

The Treasury segment includes short-term investments, investment securities, Federal Home Loan Bank advances, repurchase agreements and other borrowings.

Adjustments
-----------

Management fully allocates indirect expenses to its segments. These expenses include administration, finance, operations and other support functions. Adjustments for expenses not allocated to any segment for the three and nine month periods ending September 30, 2002 and 2001 were capital securities expense of $3.2 million, $10.4 million, $3.6 million and $10.8 million, respectively, and minority interest credits and (charges) of ($192,000), $274,000, and $139,000, $415,000, respectively.

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

-------------------------------------------------------------------------------

NOTE 10: EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT
----------------------------------------------------------

In January 2001, a $1.8 million charge to earnings, or $1.2 million, net of taxes, was recorded for the early extinguishment of debt. A prepayment penalty was incurred on seven Federal Home Loan Bank advances totaling $155.3 million with rates between 6.30% and 8.20% and remaining maturity dates ranging from 1 month to 20 months.

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

During the second quarter of 2002, Webster completed its review of the carrying value of its goodwill and other intangible assets in compliance with the requirements of SFAS No. 142. As a result of this review, Webster determined that a portion of the goodwill related to its investment in Webster D&P Holdings, Inc. ("Duff & Phelps") was impaired, and recorded a one-time transitional charge of $11.2 million, or $7.3 million after taxes. The charge was recorded effective January 1, 2002 and is included in the Consolidated Statements of Income for the nine months ended September 30, 2002 in accordance with the transitional rules under SFAS 142. This review revealed no impairment in any other portion of goodwill. See Note 13 of Notes to Consolidated Interim Financial Statements for further information concerning SFAS Nos. 141 and 142.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 12: NET INCOME PER COMMON SHARE
------------------------------------

The following tables reconcile the components of basic and diluted earnings per share.

---------------------------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
(In thousands, except per share data)              2002          2001                2002          2001
---------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Net income                                       $40,424        35,031             113,331        96,518
---------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding        47,303        49,223              48,240        49,095
---------------------------------------------------------------------------------------------------------------
Basic earnings per share                         $  0.85          0.71                2.35          1.97
---------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE:
Net income                                       $40,424        35,031             113,331        96,518
---------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding        47,303        49,223              48,240        49,095
Potential common stock: options                      818           706                 851           666
---------------------------------------------------------------------------------------------------------------
Total weighted-average diluted shares             48,121        49,929              49,091        49,761
---------------------------------------------------------------------------------------------------------------
Diluted earnings per share                       $  0.84          0.70                2.31          1.94
---------------------------------------------------------------------------------------------------------------

For the three months ended September 30, 2002 and 2001, options to purchase 80,552 and 434,500 shares of common stock at exercise prices between $36.10 and $39.45 and $33.75 and $36.69 respectively, were not considered in the computation of potential common stock since the options' exercise prices were greater than the average market price of Webster common stock. The average market prices for the 2002 and 2001 third quarters were $36.04 and $33.30, respectively. See Note 13 of Notes to Consolidated Interim Financial Statements for information on the effect of SFAS Nos. 142 and 147 on earnings per share.

For the nine months ended September 30, 2002 and 2001, options to purchase 72,050 and 722,505 shares of common stock at exercise prices between $36.69 and $39.45 and $31.10 and $36.69, respectively, were also not considered in the computation of potential common stock since the option's exercise prices were greater than the average market price of Webster common stock. The average market prices for 2002 and 2001 year-to-date periods were $36.27 and $31.08, respectively. See Note 13 of Notes to Consolidated Interim Financial Statements for information on the effect of SFAS Nos. 142 and 147 on earnings per share.

NOTE 13: GOODWILL AND INTANGIBLE ASSETS
---------------------------------------

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 as well as all purchase method business combinations completed after September 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

The Company adopted the provisions of SFAS No. 141 effective July 1, 2001 and adopted the provisions of SFAS No. 142 effective January 1, 2002. SFAS No. 141 requires that upon adoption of SFAS No. 142, the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss is to be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. SFAS No. 142 also requires impairment testing of goodwill within the first nine months of adoption. Goodwill impairment testing is a two step process. The first step involves comparing the fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, step two is required. The second step involves the allocation of the reporting unit's fair value to all its assets and liabilities as if the reporting unit had been acquired as of the date of measurement. The implied fair value of goodwill is then determined and compared to its carrying value. Any impairment loss resulting from completion of the transitional impairment test of goodwill will be recognized as a cumulative effect of accounting change and will be recognized in the first interim accounting period.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions". SFAS No. 147 amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and allows the provisions of SFAS No. 142 to be applied to the purchase acquisitions of financial institutions if certain criteria are met. Webster adopted SFAS No. 147 during the third quarter of 2002 with application effective as of January 1, 2002, as permitted by this statement. For the nine months ending September 30, 2002, Webster would have recorded $827,000 of intangible amortization expense related to the previous acquisitions of Chase and Fleet-Boston branches. The reported net income for the first and second quarters of 2002 was adjusted to reverse the effects of recorded amortization, in accordance with the provision of SFAS No. 147. In addition, $20.3 million of goodwill related to these branch purchases was reclassified from intangible assets, which was subject to amortization, to goodwill, which is subject to impairment analysis.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

The following tables set forth the carrying values of goodwill and intangible assets, net of accumulated amortization.

-------------------------------------------------------------------------------
                                           SEPTEMBER 30,  DECEMBER 31,
(In thousands)                                2002           2001
-------------------------------------------------------------------------------
Balances subject to amortization:
  Intangible assets:
   Core deposit intangibles                 $ 64,144         76,163
-------------------------------------------------------------------------------

Balances not subject to amortization:
  Goodwill                                  $232,910        243,008
-------------------------------------------------------------------------------

Changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

                                      Retail       Business
                                     Banking        Banking          Total
-------------------------------------------------------------------------------
Balance at January 1, 2002          $205,994         37,014         243,008
  Impairment loss                         --        (11,200)        (11,200)
  Purchase price adjustments              45            369             414
  Minority interest purchases             --            688             688
-------------------------------------------------------------------------------
Balance at September 30, 2002       $206,039         26,871         232,910
-------------------------------------------------------------------------------


Amortization of intangible assets for the three and nine months ended September 30, 2002 totaled $4.0 million and $12.0 million, respectively. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below for each of the next five years.

(In thousands)
-------------------------------------------------------------------------------
FOR YEARS ENDING DECEMBER 31,
   2002  (full year)                                                  $  15,998
   2003                                                                  15,281
   2004                                                                  15,262
   2005                                                                  15,262
   2006                                                                  11,088
-------------------------------------------------------------------------------

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

The following adjusts reported 2001 net income and earnings per share to consistently reflect the provisions of SFAS Nos. 142 and 147 in all periods.

------------------------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
(In thousands, except for earnings per share amounts)           2002             2001              2002             2001
------------------------------------------------------------------------------------------------------------------------------
NET INCOME:
As reported                                                   $ 40,424          35,031            113,331          96,518
Add back: Goodwill amortization  (net of tax)                       --           3,756                 --          10,941
------------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                           $ 40,424          38,787            113,331         107,459
------------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE:
As reported                                                   $   0.85            0.71               2.35            1.97
Add back: Goodwill amortization                                     --            0.08                 --            0.22
------------------------------------------------------------------------------------------------------------------------------
Adjusted basic EPS                                            $   0.85            0.79               2.35            2.19
------------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE:
As reported                                                   $   0.84            0.70               2.31            1.94
Add back: Goodwill amortization                                     --            0.08                 --            0.22
------------------------------------------------------------------------------------------------------------------------------
Adjusted diluted EPS                                          $   0.84            0.78               2.31            2.16
------------------------------------------------------------------------------------------------------------------------------


NOTE 14: DERIVATIVE FINANCIAL INSTRUMENTS
-----------------------------------------

At September 30, 2002, Webster had outstanding interest rate swaps with a notional amount of $500 million. These swaps are to hedge FHLB advances and qualify for fair value hedge accounting under SFAS No. 133. The swaps are used to transform FHLB advances from fixed rate to floating rate debt. Three hundred million dollars of the interest rate swaps mature in 2004 and two hundred million dollars in 2007 and an equivalent amount of the hedged advances mature on the two dates. At December 31, 2001, the Bank had no derivatives that qualified for hedge accounting under SFAS No. 133.

The Bank transacts certain derivative products with its customer base. These customer derivatives are offset with matching derivatives with other counterparties in order to minimize the Bank's risk. The Bank's exposure with respect to these derivatives is limited to nonperformance by either of the parties in the transaction - the Bank's customer or the other counterparty.

The Bank also has rate lock commitments extended to borrowers that relate to the origination of mortgage loans held for sale ("rate locks"). To mitigate the interest rate risk inherent in rate locks, as well as closed mortgage loans held for sale ("loans held for sale"), the Bank enters into mandatory forward commitments to sell mortgage-backed securities and best efforts forward commitments to sell individual mortgage loans ("forward commitments"). Rate locks and forward commitments are considered to be derivatives under SFAS No.
133. The estimated fair value of the rate locks and forward commitments are recorded on the balance sheet in either other assets or other liabilities, with the offset to net gain on sales of loans, included in loan and loan servicing fees.

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

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

At September 30, 2002, the Company had rate locks of approximately $497.0 million, mandatory forward commitments of approximately $424.0 million, and best efforts forward commitments of approximately $62.9 million. The recording of the estimated fair value of the rate locks and forward commitments, offset by the lower of cost or market adjustment on the residential mortgage loans held for sale portfolio, did not significantly impact the Consolidated Interim Financial Statements. At December 31, 2001, the Company had rate locks of approximately $79.7 million, mandatory forward commitments of approximately $194.0 million, and best efforts forward commitments of approximately $1.4 million.

NOTE 15: RECENT ACCOUNTING STANDARDS
------------------------------------

On October 1, 2002, FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions". The statement provides guidance on the accounting for the acquisition of a financial institution and amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions". The Company adopted SFAS No. 147 during the third quarter period, with a required effective date of January 1, 2002. Refer to Note 13 of Notes to Consolidated Interim Financial Statements for information concerning the impact of SFAS No. 147 on Webster.

On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they occur rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect any material impact on its financial statements when the statement is adopted.

On July 24, 2002, Webster announced, effective July 1, 2002, it will begin using SFAS No. 123, "Accounting for Stock-Based Compensation", as the method of accounting for employee stock-based compensation. Under the provisions of SFAS No. 123, Webster had previously elected to use APB No. 25 to account for employee stock-based compensation. By electing to use the provisions of SFAS No. 123, compensation expense will be recorded for employee stock option grants using the fair value method and amortized over the vesting period. Under current guidance, the impact of using SFAS No. 123 to account for employee stock-based compensation will be to reduce diluted earnings per share by $0.01 in 2002. During the initial phase-in period, the effects of applying SFAS No. 123 are not likely to be representative of the effect on future years, because generally options vest over several years and additional grants are made each year. Refer to Note 15 of Notes to Consolidated Financial Statements included in Webster's 2001 Annual Report on Form 10-K for more information on the effects of electing to use SFAS No. 123 to account for employee stock-based compensation.

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

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

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

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

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

During the third quarter 2002, Webster purchased $2.4 million of its capital securities that were issued by Webster Capital Trust I. At September 30, 2002, Webster Capital Trust I, had remaining capital securities outstanding of $92.7 million and Webster Capital Trust II, had remaining capital securities outstanding of $40.0 million. Refer to Webster's 2001 Annual Report filed on Form 10-K for further information concerning Webster's Capital Trust I and II.

Expense of the securities, including amortization of issuance costs, for the three months ended September 30, 2002 and 2001, was $3.2 million and $3.6 million, respectively, and for the nine months ended September 30, 2002 and 2001, was $10.4 million and $10.8 million, respectively.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

GENERAL
-------

Webster Financial Corporation ("Webster" or the "Company"), through its subsidiaries, Webster Bank (the "Bank"), Webster Insurance, Inc. ("Webster Insurance"), and Webster D&P Holdings, Inc. ("Duff & Phelps"), delivers financial services to individuals, families and businesses primarily in Connecticut and equipment financing and financial advisory services to public and private companies throughout the United States. Webster Bank provides business and consumer banking, mortgage lending, trust and investment services and insurance services through 110 banking offices, 214 ATM's and its Internet website (www.websteronline.com). Webster commenced trading of its common stock on the New York Stock Exchange under the new symbol of "WBS" on October 17, 2002. Previous to this date, Webster's common stock traded on the NASDAQ under the symbol of "WBST". The Bank was founded in 1935 and converted from a federal mutual to a federal stock institution in 1986. Webster's financial reports can be accessed through its website within 24 hours of filing with the SEC.

FINANCIAL CONDITION
-------------------

Webster, on a consolidated basis at September 30, 2002 and December 31, 2001, had total assets of $13.3 billion and $11.9 billion, respectively, including total securities of $4.1 billion and $4.0 billion, respectively, and net loans of $8.2 billion and $6.9 billion, respectively. At September 30, 2002 and December 31, 2001, total deposits were $7.4 billion and $7.1 billion, respectively, borrowings were $4.7 billion and $3.5 billion, respectively, and shareholders' equity totaled $1.0 billion at each date.

Total assets increased $1.4 billion, or 11.9%, at September 30, 2002 from December 31, 2001. The overall increase is primarily due to increases in loans of $1.3 billion and securities of $108.7 million. The increase in loans was due to increases in residential loans of $324.0 million, home equity loans of $483.9 million, equipment financing of $70.1 million and commercial loans of $446.6 million. The growth in the commercial loan portfolio is primarily due to the purchase of approximately $451.0 million of asset-based loans from IBJ Whitehall Business Credit Corporation in August 2002.

Total liabilities rose $1.4 billion or 13.1% at September 30, 2002 from December 31, 2001 primarily due to increases in borrowings of $1.1 billion and deposits of $287.0 million. The increase in deposits was primarily the result of increases in core deposits, consisting of demand, NOW, regular savings and MMDA accounts, of $494.0 million that was partially offset by a decrease in certificates of deposits of $207.0 million. The increase in total borrowings was primarily due to funding needs resulting from the asset-based loan purchase. Refer to Notes 6 and 7 of Notes to Consolidated Interim Financial Statements contained within this report for further information on Webster's borrowings. The net increase in total equity of $34.8 million is primarily due to net income of $113.3 million, $46.5 million in tax-affected unrealized gains on the available for sale securities and $5.1 million in stock option exercise proceeds, partially offset by $107.8 million in repurchases of Webster common stock and $26.7 million in common stock dividend payments.

During the second and third quarter 2002 periods, Webster acquired $17.3 million of its capital securities that were issued by Webster Capital Trust I and II. Refer to Note 16 of Notes to Consolidated Interim Financial Statements contained within this report for further information concerning Webster's capital securities.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

LENDING ACTIVITIES
------------------

Webster, through its Bank and Bank's subsidiaries, originates various types of residential, commercial and consumer loans. At September 30, 2002 and December 31, 2001, total loans were $8.3 billion and $7.0 billion, respectively. The Bank offers commercial and residential permanent and construction mortgage loans, commercial and industrial loans, asset-based lending, equipment financing and various types of consumer loans including home equity lines of credit, home equity loans and small business loans. At September 30, 2002 and December 31, 2001, residential loans represented 46% and 51% of Webster's loan portfolio and commercial loans (including commercial real estate) represented 35% and 34%, respectively. The remaining portion of the loan portfolios consisted of consumer loans. Refer to Webster's 2001 Annual Report on Form 10-K for a complete description of the Company's lending activities.

Residential Mortgage Loans and Mortgage Banking Activity
--------------------------------------------------------

Webster is dedicated to providing a full array of residential mortgage loan products that meet the financial needs of its customers. For the three and nine months ending September 30, 2002, Webster originated $810.4 million and $1.7 billion, respectively, of total residential mortgage loans. For the three and nine months ending September 30, 2001, Webster originated $324.1 million and $813.7 million, respectively, of total residential loans. Substantially all this originated loan volume is sold in the secondary market. Webster sells residential mortgage loans in the secondary market in a manner consistent with its asset/liability management objectives. At September 30, 2002 and December 31, 2001, Webster had $315.6 million and $143.9 million, respectively, of residential mortgage loans held for sale. These loans are included in the totals of the residential mortgage portfolio. At September 30, 2002 and December 31, 2001, the residential mortgage loan portfolio totaled $3.9 billion and $3.5 billion, respectively. The Bank originates both fixed rate and adjustable rate residential mortgage loans. At September 30, 2002, approximately $1.3 billion, or 32%, of the total residential mortgage loan portfolio were adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. Adjustable rate loans originated during 2002 and 2001, when fully-indexed, will be 2.75% above the constant maturity one-year U.S. Treasury yield index. At September 30, 2002, approximately $2.6 billion, or 68%, of the total residential mortgage loan portfolio were fixed rate. A year earlier, at September 31, 2001, Webster's residential mortgage loan portfolio totaled $3.8 billion, and was 62% fixed rate and 38% adjustable rate.

Commercial Lending
------------------

The Middle Market Lending unit has commercial lending relationships primarily with companies located in Connecticut and with annual revenues ranging from $10 to $250 million. At September 30, 2002 and December 31, 2001, middle market loans totaled $440.0 million and $492.0 million, respectively. The decline in loans is primarily attributable to the slowdown in economic growth and the resulting impact this had on Webster's commercial lending relationships. The Bank provides these middle market customers a complete array of traditional commercial credit facilities such as lines of credit, term loans, owner-occupied commercial mortgages and interest-rate protection products. In addition, the Bank provides cash management services, including automated investments, lock box and account reconciliation services.

The Bank has a Specialized Lending unit, originally established as part of its strategy to expand its commercial loan portfolio. The unit's objective is to obtain geographic and industry diversification within the overall commercial loan portfolio by participating in the broader national and syndicated lending markets. A portion of the loans administered by the Specialized Lending unit is monitored by the Shared National Credit Program ("SNCP"). The SNCP is designed to provide consistent review and classification by bank regulatory agencies of any loan or loan commitment that totals $20 million or more and is shared by three or more supervised institutions. These bank regulatory agencies include the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

At September 30, 2002 and December 31, 2001, the Specialized Lending portfolio totaled $348.3 million and $363.9 million, respectively, of funded loans against commitments of $584.1 million and $573.7 million, respectively. Additionally, the Specialized Lending portfolio contained $85.9 million and $46.4 million of collateralized debt obligations at September 30, 2002 and December 31, 2001, respectively. The funded loans and collateralized debt obligations represented approximately 5.2% and 5.8% of the total loan portfolio at September 30, 2002 and December 31, 2001, respectively. Originations totaled $54.2 million during the third quarter of 2002, as compared to $25.8 million during the same period in 2001. The increase in total loans since December 31, 2001 occurred primarily in collateralized debt obligations. Collateralized debt obligations ("CDOs/CLOs") are securitizations of a diversified pool of bank loans. The pools of loans are held by a special purpose entity that issues a combination of investment grade and non-investment grade notes, as well as equity with which to fund the loan pools. The CDO/CLO provides various forms of credit enhancements for the benefit of the debt holders. All of the CDO/CLO debt instruments held by Webster are rated Baa3 or higher by Moody's Investor Services, or have comparable ratings from another nationally recognized rating agency.

A summary of the Specialized Lending portfolio by type of industry follows:

------------------------------------------------------------------------------------------
(In thousands)                                    SEPTEMBER 30, 2002     DECEMBER 31, 2001
------------------------------------------------------------------------------------------
INDUSTRY:
  Manufacturing                                       $ 80,950                 99,584
  Wireless communications                               45,275                 58,246
  Cable                                                 49,953                 58,364
  Advertising/Publishing                                49,957                 46,171
  Towers and integrated communication providers         31,609                 35,858
  Competitive local exchange carriers                   15,758                 16,275
  Radio/TV broadcasting                                 16,909                 21,161
  Pharmaceuticals                                        9,308                     --
  Energy                                                 6,283                     --
  All other                                             42,298                 28,256
------------------------------------------------------------------------------------------
   Total                                               348,300                363,915

  Collateralized debt obligations                       85,910                 46,380
------------------------------------------------------------------------------------------
   Total loans                                        $434,210                410,295
------------------------------------------------------------------------------------------

In addition to the loans administered by the Specialized Lending unit, Webster had $161.3 million of loans that are also monitored by the SNCP against commitments of $226.3 million at September 30, 2002. This compares with $148.2 million of loans and $214.0 million of commitments at December 31, 2001. These loans are located primarily in the Northeast region and are commercial and commercial real estate loans. The loans are managed by the Bank's commercial division, whose focus is primarily middle market lending. These SNCP loans are distinguished from the Specialized Lending unit SNCP loans by being relatively smaller transactions where the Bank, in most cases, has a direct relationship with the borrower.

The Small Business Banking unit ("SBB") provides a full complement of loan and deposit products to small businesses located throughout Connecticut. Their target market is businesses with annual revenues of up to $10 million. This market represents a significant percentage of commercial businesses located in Connecticut. SBB uses the Bank's branch network as well as dedicated business development officers to fully service its existing customer base and call on potential new customers. The Fair Isaac credit scoring model is utilized to assist in loan approvals of

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

up to $250,000 and offers a $50,000 same day line of credit approval program. SBB provides all of the Bank's commercial loan products including lines of credit, letters of credit, term loans and mortgages on owner-occupied real estate. The Bank is also a Small Business Administration ("SBA") preferred lender authorized to offer all SBA loan guaranty products and is also active in several loan programs sponsored by the Connecticut Development Authority. At September 30, 2002 and December 31, 2001, the SBB portfolio was approximately $307.7 million and $333.0 million, respectively. The decline of 7.6% reflects the reduced level of business activity as a result of the economic environment. Originations totaled $36.5 million and $94.9 million for the third quarter and first nine months of 2002, respectively, as compared to $30.4 million and $98.4 million during the same respective periods in 2001.

Center Capital Corporation ("Center Capital"), an equipment financing subsidiary of the Bank acquired in March 2001, transacts business with end-users of equipment, either by soliciting this business on a direct basis or through referrals from various manufacturers, dealers and distributors with whom they have business relationships. The portfolio has grown since acquisition from $243.7 million to $320.7 million at December 31, 2001, an increase of 31.6%. During the first nine months of 2002, this growth continued as the portfolio grew to $390.8 million at period end, an increase of 21.9% from the prior year end. Center Capital originated $58.5 million in loans during the third quarter of 2002, compared to $48.7 million during the same period a year ago. Total originations for the first nine months of 2002 and 2001 were $167.7 million and $107.5 million, respectively. The Center Capital acquisition, completed in March 2001, impacts the comparison of 2002 and 2001 origination totals.

In August 2002, Webster completed the acquisition of the asset-based lending division, including loans, staff and facilities, of IBJ Whitehall Business Credit Corporation, a subsidiary of the Industrial Bank of Japan Trust Company. The business now operates as a subsidiary of Webster Bank under the name, Whitehall Business Credit Corporation ("Whitehall"), with its main office in New York City and additional offices in Braintree, MA and Atlanta, GA. At the time of acquisition, $451.1 million of outstanding loans and $59.5 million of outstanding letters of credit were acquired. These loans are generally secured by accounts receivable of the borrower and in some cases also includes additional collateral such as inventory and property and equipment. During the third quarter of 2002, as a subsidiary of the Bank, Whitehall originated $45 million of loans. At September 30, 2002, total loans administered by Whitehall and the asset-based loans of the Bank were $562.0 million. Whitehall originates as agent, loans for its portfolio and sells participations to other financial institutions. In this capacity, it generally establishes depository relationships with the borrower in the form of cash management accounts. At September 30, 2002, the total of these deposits was $31.4 million. Whitehall also participates in loans originated by other financial institutions. There were approximately $299.4 million of loans in Whitehall's portfolio at September 20, 2002, which meet the definition of the SNCP.

Commercial Real Estate
----------------------

Webster Bank originates construction, construction-to-permanent, and permanent commercial real estate ("CRE") loans primarily in its Connecticut market and also throughout the New England region. At September 30, 2002 and December 31, 2001, outstanding commercial real estate loans totaled $1.0 billion and $975.0 million, respectively. Included in these loans are owner-occupied loans of $460.0 million and $489.4 million at September 30, 2002 and December 31, 2001, respectively. The Bank's strategy is to originate loans with income producing real estate as collateral. The Bank develops relationships with regional developers and participates in loans with selected banks. Webster originated $256.6 million of commercial real estate loans during the first nine months of 2002, an increase of $84.7 million, or 49.3%, from the same period a year earlier.

Consumer
--------

At September 30, 2002 and December 31, 2001, consumer loans totaled $1.6 billion and $1.1 billion, respectively. Consumer loan volume increased significantly in 2001 and, at December 31, consumer loans totaled $1.1 billion and represented 15.9% of the total loan portfolio. This growth continued during the first nine months of 2002, as consumer loans grew to $1.6 billion, or 19.1% of the loan portfolio at September 30, 2002. The growth occurred in home equity credit lines and is attributable to the lower interest rate environment and the expansion of lending into states contiguous to Connecticut and other targeted states through a network of brokers. Originations during the first nine months of 2002 totaled $716.5 million, an increase of $223.7 million or 45.4% from the same period a year earlier. Consumer loan originations for the full year 2001 totaled $868.3 million.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

INVESTMENT ACTIVITIES
---------------------

Webster, directly or through the Bank, maintains an investment portfolio that is primarily structured to provide a source of liquidity for funding needs, generate interest income and to provide a means to balance interest rate risk. At September 30, 2002, investment portfolio totaled $4.1 billion, with $4.0 billion and $60.4 million held by the Bank and Webster Financial Corporation unconsolidated (the "Parent Company"), respectively. At December 31, 2001, the investment portfolio totaled $4.0 billion, with $3.9 billion and $83.2 million held by the Bank and Parent Company, respectively. At both September 30, 2002 and December 31, 2001, the Bank's investment portfolio consisted primarily of mortgage-backed securities, while the Parent Company's portfolio consisted primarily of equities, mutual funds and corporate securities. See Note 2 of Notes to Consolidated Interim Financial Statements contained elsewhere herein for details on the components of the portfolio.

The portfolios are managed by the Bank's Treasury Group in accordance with regulatory guidelines and established corporate investment policies. These guidelines and policies include limitations on aspects such as investment grade/ratings, concentrations and investment type to help manage risk associated with investing in securities.

DEPOSIT ACTIVITIES
------------------

Total deposits increased $287.0 million, or 4.1%, at September 30, 2002 from December 31, 2001. The increase occurred entirely in the lower cost, non-maturity deposits, as demand deposits, NOW accounts, regular savings and money market deposits increased $494.1 million, or 11.9%, while certificates of deposits decreased $207.1 million, or 7.1%. These changes reflect the success of Webster's strategic plan, which calls for increasing lower cost, non-maturity deposits as a percentage of total deposits. This percentage increased to 63.0% at September 30, 2002 from 58.6% at December 31, 2001, and 51.6% at December 31, 2000.

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

Interest-rate risk simulation analyses cannot precisely measure the impact that higher or lower rate environments will have on net interest income or market value. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management's strategies. These simulated estimates assume that management does not take any action to mitigate any negative effects from changing interest rates. Management believes that Webster's interest-rate risk position at September 30, 2002 represents a reasonable level of risk.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

The following table summarizes the estimated change in the market value of Webster's assets, liabilities and off-balance sheet contracts and the change in its equity at risk at September 30, 2002 and December 31, 2001, if interest rates instantaneously increase or decrease by 100 basis points.

                                                                                         Estimated Market Value Change
                                                     Book                Market         --------------------------------
(Dollars in thousands)                               Value                Value            -100 BP           +100 BP
------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2002
Assets                                           $ 13,273,573           13,128,125         122,720           (228,894)
Liabilities, capital securities
   and preferred stock                             12,232,292           12,362,554         290,438           (236,929)
Off balance sheet items                                    --               18,303          12,573            (12,111)


   Net dollar impact                                                                      (155,145)            (4,076)
   Net change as percent of Tier I Capital                                                   (18.6)%             (0.5)


DECEMBER 31, 2001
Assets                                           $ 11,857,382           11,614,903         233,981           (286,658)
Liabilities, capital securities
   and preferred stock                             10,850,915           10,786,867         241,037           (184,241)


   Net dollar impact                                                                        (7,056)          (102,417)
   Net change as percent of Tier I Capital                                                    (0.9)%            (12.3)


At September 30, 2002 and December 31, 2001, the book value of assets exceeded the market value because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $297.1 million and $320.1 million, respectively.

As noted in the table above, the market value of equity has changed substantially from year end December. The flattening of the yield curve between December 31, 2001 and September 30, 2002 has increased the market value of mortgage assets, but has also had the impact of shortening the average duration of these assets due to faster prepayment speeds. In addition, during 2002, Webster's balance sheet has transitioned to a more commercial and consumer bank-like mix. The Company now has relatively fewer fixed-rate, long duration assets funded by more fixed-rate, long duration liabilities, mainly in the form of core deposits. Consequently in a falling interest-rate environment, Webster's assets now gain less in market value than its liabilities lose in market value, and vice versa in a rising interest-rate environment.

The following table summarizes the estimated impact on Webster's net income as of September 30, 2002 and December 31, 2001 for the subsequent twelve month period, if interest rates instantaneously increase or decrease by 100 basis points.

                                        Estimated Net Income Impact
-------------------------------------------------------------------------------
(Dollars in thousands)                  -100 BP            +100 BP
-------------------------------------------------------------------------------

SEPTEMBER 30, 2002
   Net dollar change                    $(12,500)          5,900
   Net change as percent of base            (8.2)%           3.8

DECEMBER 31, 2001
   Net dollar change                    $ (2,300)            600
   Net change as percent of base            (1.5)%           0.4

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

Webster's net income sensitivity has increased during 2002 for much the same reason as market value sensitivity has increased. Webster will benefit more in a rising interest-rate environment now than in the past due to its higher concentration of floating-rate commercial and consumer loans, and larger core deposit funding base. While we expect interest rates to fall or stay low in the short-term, the longer-term expectation is for a general rise in interest rates as the economy rebounds. Webster is positioned to benefit from this expectation and ready to respond to changing conditions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

At September 30, 2002 and December 31, 2001, Webster had FHLB advances outstanding of $2.4 billion and $2.5 billion, respectively. Webster is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $460.2 million at September 30, 2002. In addition, Webster had approximately $1.8 billion of unpledged securities at September 30, 2002 that, if necessary, could have been used to increase borrowing capacity at the FHLB or to collateralize other borrowings such as repurchase agreements.

The main sources of liquidity at the holding company level are dividends from the Bank, investment income and net proceeds from capital offerings and borrowings. The main uses of liquidity are purchases of investment securities, the payment of dividends to common stockholders, repurchases of Webster's common stock, and the payment of interest on borrowings and capital securities. There are certain regulatory restrictions on the payment of dividends by the Bank to Webster. At September 30, 2002, the Bank had $98.8 million of retained earnings available for dividend to the holding company. Webster also maintains $100.0 million in available revolving lines of credit with correspondent banks.

On September 14, 2001, Webster announced a stock buyback program to repurchase up to 2.5 million shares, or approximately 5 percent of its 49.4 million shares of outstanding common stock, as of September 1, 2001, to purchase shares in the open market and via unsolicited negotiated transactions, including block purchases, over a one year period. As of September 14, 2002, Webster has repurchased all of the 2.5 million shares of its common stock under this buyback program, including 2,175,404 shares repurchased during the first nine months of 2002 at a cost of $78.5 million with an average purchase price of $36.09. The total cost of the 2,469,589 shares repurchased during the program was $87.3 million with an average per share cost of approximately $35.35.

On July 23, 2002, Webster announced an additional stock buyback program of 2.4 million shares, or approximately 5 percent of its 48.0 million shares of outstanding common stock as of the announcement date. Through September 30, 2002, Webster had repurchased 700,722 shares of its common stock under the buyback program. The total cost of the shares repurchased under this buyback program during the third quarter was $24.9 million with an average cost of approximately $35.58.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

Applicable Office of Thrift Supervision ("OTS") regulations require the Bank, as a federal savings bank, satisfy certain minimum capital requirements, including a core capital requirement and risk-based capital requirements. As an OTS regulated savings institution, the Bank is also subject to a minimum tangible capital requirement. At September 30, 2002, the Bank was in full compliance with all applicable capital requirements and exceeded the capital requirements for a "well capitalized" institution. The following table provides information on Webster Bank's capital ratios as of September 30, 2002 and December 31, 2001.

------------------------------------------------------------------------------------------------------------------------
                                                                                 OTS Minimum             FDIC Minimum
                                                   Actual                    Capital Requirements       Well Capitalized
(Dollars in thousands)                             Amount          Ratio      Amount      Ratio         Amount     Ratio
------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2002
Bank's equity (to total assets)                 $ 1,153,054        8.75%
Non-includable subsidiaries                          (2,100)
Goodwill and other intangibles                     (255,034)
Disallowed excess servicing                            (403)
Unrealized gain on certain AFS securities           (62,603)
------------------------------------------------------------------------------------------------------------------------
   TANGIBLE CAPITAL (TO ADJUSTED TOTAL ASSETS)      832,914        6.51      $ 256,036      2.00%         No Requirement
Qualifying intangibles                                  182
------------------------------------------------------------------------------------------------------------------------

   TIER 1 CAPITAL (TO ADJUSTED TOTAL ASSETS)        833,096        6.51        512,071      4.00%      $ 640,089    5.00%
   TIER 1 RISK-BASED CAPITAL
    (TO RISK-WEIGHTED ASSETS)                       833,096        9.68        344,312      4.00         516,468    6.00
Allowable allowance for loan losses                 107,413
------------------------------------------------------------------------------------------------------------------------

   TOTAL RISK-BASED CAPITAL
    (TO RISK-WEIGHTED ASSETS)                   $   940,509       10.93%     $ 688,625      8.00%      $ 860,781   10.00%

DECEMBER 31, 2001
Tangible capital (to adjusted total assets)     $   827,874        7.28%     $ 227,563      2.00%         No Requirement
Tier 1 capital (to adjusted total assets)           829,890        7.29        455,206      4.00       $ 569,007    5.00%
Tier 1 capital (to risk-weighted assets)            829,890       11.83        280,542      4.00         420,813    6.00
Total capital (to risk-weighted assets)             917,619       13.08        561,084      8.00         701,355   10.00

ASSET QUALITY
-------------

LOAN PORTFOLIO REVIEW AND ALLOWANCE FOR LOAN LOSS METHODOLOGY

Webster devotes significant attention to maintaining asset quality through prudent underwriting standards, active monitoring of loans and aggressive management of nonperforming assets. The allowance for loan losses is maintained at a level estimated by management to provide adequately for probable losses inherent in the current loan portfolio. Potential losses are estimated based upon a quarterly review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors which, in management's judgment, deserve current recognition in estimating loan losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on Webster's nonperforming loans and classified loans, including an analysis of the collateral for these loans.

Management considers the adequacy of the allowance for loan losses to be a critical accounting policy. As such, the adequacy of the allowance is subject to judgement in its determination. Actual loan losses could differ materially from management's estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Connecticut and nationally, trends with industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for loan losses is adequate at September 30, 2002, actual results in future periods may prove different and these differences could be significant.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

Refer to the Allowance for Loan Losses Methodology section within Management's Discussion and Analysis of Webster's 2001 Annual Report on Form 10-K for additional information on the allowance for loan loss methodology.

NONPERFORMING ASSETS

The amount of nonperforming assets increased to $72.2 million at September 30, 2002 from $62.5 million at December 31, 2001 and as a percentage of total assets was 0.54% at September 30, 2002 compared with 0.53% at December 31, 2001. Nonperforming loans increased $11.0 million, while foreclosed properties decreased $1.3 million since year end. The increase in nonperforming loans occurred in commercial loans, principally in the Specialized Lending portfolio. This increase was the result of five lending relationships with combined balances of $24.0 million that were added to nonaccrual status in the third quarter of 2002, offset by $5.3 million in loans that were paid-off. There was also a $4.8 million decrease in nonperforming residential, commercial real estate and consumer loans since December 31, 2001.

The five loans totaling $24 million in the Specialized portfolio were deemed to be nonperforming as a result of the recently completed Shared National Credit review. Comprising the total were two wireless credits totaling $7.6 million, two cable credits totaling $9.8 million and one wireless related manufacturing credit totaling $6.6 million. There was no change in our loan classification of these five loans during the quarter as a result of the review, as each was previously classified as substandard. All five loans are secured and fully performing contractually as to principal and interest payments. All future payments of principal and interest will be applied to reduce the principal amount of loans outstanding. Aggressive remedial action has been undertaken to resolve the two cable loans. Management currently expects the planned provision for the fourth quarter of $5.0 million should be sufficient to absorb any charge off.

The following table details nonperforming assets:

-------------------------------------------------------------------------------
                                                    SEPTEMBER 30,  DECEMBER 31,
(In thousands)                                          2002          2001
-------------------------------------------------------------------------------
NONPERFORMING LOANS:
  Commercial:
   Business banking                                   $19,000        20,574
   Specialized lending                                 27,231         8,947
   Equipment financing                                  5,559         7,333
-------------------------------------------------------------------------------
    Total commercial                                   51,790        36,854
  Commercial real estate                               10,124        11,062
  Residential                                           5,521         7,677
  Consumer                                              1,062         1,823
-------------------------------------------------------------------------------
   Total nonperforming loans                           68,497        57,416
-------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS:

  Commercial                                            3,007         2,534
  Residential                                             686         1,956
  Consumer                                                 12           548
-------------------------------------------------------------------------------
   Total other real estate and repossessed assets       3,705         5,038
-------------------------------------------------------------------------------
   Total nonperforming assets                         $72,202        62,454
-------------------------------------------------------------------------------

The allowance for loan losses at September 30, 2002 was $116.1 million and represented 170% of nonperforming loans and 1.40% of total loans. At December 31, 2001, the allowance was $97.3 million and represented 169% of nonperforming loans and 1.40% of total loans.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

PAST DUE LOANS

The following table sets forth information as to loans past due 30-89 days.

                                SEPTEMBER 30, 2002             DECEMBER 31, 2001
----------------------------------------------------------------------------------------
                           Principal   Percent of loans    Principal    Percent of loans
(Dollars in thousands)     Balances      outstanding       Balances        outstanding
----------------------------------------------------------------------------------------
PAST DUE 30-89 DAYS:
   Residential             $14,865          .18%           $18,359          0.26%
   Commercial               16,154          .20             39,259          0.56
   Consumer                  5,128          .06              5,260          0.08
----------------------------------------------------------------------------------------
   Total                   $36,147          .44%           $62,878          0.90%
----------------------------------------------------------------------------------------

The overall decrease in loans past due 30-89 days of $26.7 million at September 30, 2002 from December 31, 2001 is primarily due to a reduction of $19.5 million in commercial real estate loans. Three commercial real estate loan relationships that totaled $17.2 million were current at September 30, 2002, but past due at December 31, 2001.

TROUBLED DEBT RESTRUCTURINGS

At September 30, 2002 and December 31, 2001, the Bank had total accruing troubled debt restructurings of approximately $3.0 million and $5.2 million, respectively. A troubled debt restructuring occurs when for economic or legal reasons related to debtor's financial difficulties a financial institution grants a concession to the debtor that it would not otherwise consider. Interest income recognized for the three and nine months ended September 30, 2002 under the restructured terms totaled $56,495 and $223,079 respectively, as compared to $102,242 and $392,953 that would have been booked under their original terms. Interest income recognized for the three and nine months ended September 30, 2001 totaled $109,000 and $288,000 respectively, as compared to $192,000 and $504,000 that would have been booked had the loans been under their original terms. At September 30, 2002, the $3.0 million of debt restructurings were performing in accordance with their restructured terms and not included in nonperforming loans.

POTENTIAL PROBLEM LOANS

The following table summarizes Webster's classified loans (substandard, doubtful and loss), including nonperforming loans at September 30, 2002 and December 31, 2001.

-------------------------------------------------------------------------------
                                      SEPTEMBER 30,   DECEMBER 31,
                                         2002            2001
-------------------------------------------------------------------------------
Substandard:
   Accruing                            $102,436          88,397
   Nonaccruing                           62,170          47,846
-------------------------------------------------------------------------------
    Total substandard                   164,606         136,243
-------------------------------------------------------------------------------
Doubtful:
   Accruing                                   3              66
   Nonaccruing                            3,724           4,464
-------------------------------------------------------------------------------
    Total doubtful                        3,727           4,530
-------------------------------------------------------------------------------
Loss                                         --              --
-------------------------------------------------------------------------------
   Total                               $168,333         140,773
-------------------------------------------------------------------------------

Classified as a percent of loans            2.0%            2.0
-------------------------------------------------------------------------------

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

The prolonged weakness in the business sector of the economy has continued to impact the level of classified loans. These loans increased $27.7 million since December 31, 2001. The increase was primarily due to the acquisition of the asset-based lending portfolio in the third quarter of 2002, which included $16.6 million in loans rated substandard. Classified loans in Business Banking, which includes Middle Market, Small Business and Equipment Financing increased $1.6 million to $74.5 million from December 31, 2001. The Specialized Lending portfolio's classified loans at the end of the third quarter were $62.5 million, an increase of $9.0 million from year end. Webster believes that early identification and management of problem loans serves to minimize future losses, therefore it employs a rigorous portfolio review and management process, which identifies deteriorating credit risk and proactively manages problem loans.

The total of nonperforming loans included in classified loans at September 30, 2002 was $66.0 million up $13.7 million from year end. The remaining classified loans of $102.4 million continued to perform in accordance with their contractual terms and accrue interest. Due to their classification as substandard or doubtful, these currently performing loans are considered by management to be potential problem loans, and may in the future become nonperforming loans.

RESULTS OF OPERATIONS
---------------------

A COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001.

GENERAL

Net income for the three months ended September 30, 2002, was $40.4 million or $.84 per diluted share compared to $35.0 million or $.70 per diluted share for the same period ended a year earlier. Net income for the nine months ended September 30, 2002 was $113.3 million or $2.31 per diluted share compared to $96.5 million or $1.94 per diluted share for the same period in the previous year.

The increase in net income for the current quarter and nine months was driven by growth in revenues, which rose approximately 9.0% for the period. Most of the revenue increase came as a result of growth in net interest income due to the benefits of a favorable interest rate environment, significant increase in low-cost core deposits and loan growth.

During the second and third quarter periods, the Company implemented the provisions of SFAS Nos. 142 and 147, respectively, retroactive to January 1, 2002 that decreased intangible amortization expense for the 2002 three and nine month periods as compared to the same periods one year earlier. Refer to Note 13 of Notes to Consolidated Interim Financial Statements within this report for information concerning the impact on earnings.

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

Included in the net income for the nine months ending September 30, 2001 are a $2.4 million expense, net of taxes, for the cumulative effect of a change in the method of accounting relating to the implementation of SFAS No. 133 and an extraordinary expense of $1.2 million, net of taxes, which represents costs incurred for the early extinguishment of FHLB debt. Combined these two items have the effect of reducing diluted per share earnings $0.07.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

NET INTEREST INCOME

Net interest income for the third quarter of 2002 increased $9.0 million, or 9.7%, over the same prior year period and for the nine month period increased $29.9 million, or 11.0%, compared to the same period a year earlier. This improvement can be attributed to the growth in earning assets together with a significant increase in low-cost core deposits. Also contributing to the growth in net interest income for the nine month period was the benefits of a lower interest rate environment and the favorable impact on the net interest margin. The net interest margin for the current quarter is 3.52 % compared to 3.54% a year ago and for the nine month periods was 3.55% up from 3.43% for the same period last year.

The decline in interest income and interest expense is attributable to a lower interest rate environment in 2002 as compared to the prior year. Throughout 2001, the Board of Governors of the Federal Reserve Bank reduced interest rates in order to stimulate economic growth. For the first nine months of 2002, the prime interest rate averaged 4.75% compared to 7.51% during the corresponding period a year ago. This had a significant impact on the yields on earning assets and the cost of interest-bearing liabilities.

With a continued low interest rate environment, the Bank will experience downward pressure on asset yields due to the repricing and prepayment of higher yielding residential mortgages and mortgage related securities. Proceeds will be reinvested at significantly lower yields.

INTEREST INCOME

Total interest income for the third quarter of 2002 decreased $14.6 million, or 7.7%, from the third quarter of the prior year. The decline is primarily due to a decrease in the yield realized on interest-earning assets, which decreased by 113 basis points, a large factor in the overall reduction resulted from a 132 basis point decline in the loan portfolio yield. The yield on loans declined as a result of the low interest rate environment during 2001 and 2002, which caused an accelerated level of mortgage prepayments and a corresponding reinvestment into lower yielding assets. The impact on interest income of lower yields on interest-earning assets was partially offset by an increase in the volume increase in average earnings assets of approximately $1.1 billion.

Total interest income for the first nine months of 2002 decreased $61.2 million, or 10.6%, from the same period a year ago. The yield on interest-earning assets decreased by 122 basis points, resulting in a lower level of interest income. Again, the yield on loans was the primary factor declining 144 basis points from the same period a year earlier. Partially offsetting the effect of lower rates was the volume increase in average interest-earning assets of $821.5 million.

INTEREST EXPENSE

Total interest expense for the third quarter of 2002 decreased $23.6 million, or 24.8%, from the third quarter of 2001. The decrease was primarily due to a 115 basis point decrease in the overall cost of interest-bearing liabilities. The cost of deposits and borrowings decreased 110 and 139 basis points, respectively. The low interest rate environment was the prime factor in the decline in interest expense, resulting as existing balances are repriced at lower rates and new volumes were added at a much lower rate than maturing deposits and borrowings.

Total interest expense for the first nine months of 2002 decreased $91.1 million, or 29.6%, from the same period a year earlier. The decline was primarily due to a decrease in the overall cost of interest-bearing liabilities of 134 basis points to 2.62%. Average interest-bearing liabilities for the period increased $678.6 million. The short duration of the time deposits and borrowed funds allowed Webster to lower its funding cost in a low interest rate environment.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

The following table shows the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned and paid by Webster.


                                                                         THREE MONTHS ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 2002                                     2001
                                               ----------------------------------------  ------------------------------------------
                                                                             Fully Tax-                                Fully Tax-
                                                Average                      Equivalent   Average                      Equivalent
(Dollars in thousands)                          Balance       Interest (b)    Yield       Balance       Interest (b)      Yield
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Loans                                         $ 7,827,113       118,492       6.01%      $ 6,932,448       127,994       7.33%
Securities and short-term investments           3,961,172        55,807       5.77(a)      3,742,996        60,883       6.57(a)
                                              -----------     ---------                  -----------    ----------
  Total interest-earning assets                11,788,285       174,299       5.93        10,675,444       188,877       7.06
                                                              ---------                                 ----------
Noninterest-earning assets                        857,424                                    878,582
                                              -----------                                -----------
  TOTAL ASSETS                                $12,645,709                                $11,554,026
                                              ===========                                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits                                      $ 7,310,763        36,169       1.96       $ 6,951,678        53,627        3.06
Borrowings                                      4,057,647        35,240       3.40         3,385,331        41,385        4.79
                                              -----------     ---------                  -----------    ----------
  Total interest-bearing liabilities           11,368,410        71,409       2.48        10,337,009        95,012        3.63
Noninterest-bearing liabilities                    76,724                                     81,153
                                              -----------                                -----------
  TOTAL LIABILITIES                            11,445,134                                 10,418,162

Capital securities and preferred stock of
  subsidiary corporation                          144,041                                    159,577

Shareholders' equity                            1,056,534                                    976,287
                                              -----------                                -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $12,645,709                                $11,554,026
                                              ===========                                ===========
  Less: Fully-taxable equivalent adjustments                       (300)                                      (314)
                                                              ---------                                 ----------
Net interest income                                             102,590                                     93,551
                                                              =========       ====                      ==========       ====
Interest-rate spread                                                          3.45%                                      3.43%
                                                                              ====                                       ====
Net interest margin                                                           3.52%                                      3.54%
                                                                              ====                                       ====


(a) For purposes of this computation, unrealized gains of $93.4 million and $35.5 million for 2002 and 2001, respectively, are excluded from the average balance for rate calculations.

(b)  On a fully tax-equivalent basis.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 2002                                     2001
                                                ---------------------------------------  ------------------------------------------
                                                                             Fully Tax-                                Fully Tax-
                                                Average                      Equivalent   Average                      Equivalent
(Dollars in thousands)                          Balance       Interest (b)    Yield       Balance       Interest (b)     Yield
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Loans                                          $ 7,377,986      344,014      6.20%       $ 6,978,408       401,330       7.64%
Securities and short-term investments            4,046,727      175,346      5.87(a)       3,624,762       179,114       6.62(a)
                                               -----------     --------                  -----------     ---------
  Total interest-earning assets                 11,424,713      519,360      6.08         10,603,170       580,444       7.30
                                                                                                         ---------
Noninterest-earning assets                         853,673                                   905,852
                                               -----------                               -----------
  TOTAL ASSETS                                 $12,278,386                               $11,509,022
                                               ===========                               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits                                       $ 7,185,822      112,787      2.10        $ 6,914,972       170,765       3.30
Borrowings                                       3,818,572      104,034      3.60          3,410,818       137,161       5.31
                                               -----------     --------                  -----------     ---------
  Total interest-bearing liabilities            11,004,394      216,821      2.62         10,325,790       307,926       3.96
Noninterest-bearing liabilities                     78,722                                    84,035
                                               -----------                               -----------
  TOTAL LIABILITIES                             11,083,116                                10,409,825

Capital securities and preferred stock of
  subsidiary corporation                           153,132                                   161,775
Shareholders' equity                             1,042,138                                   937,422
                                               -----------                               -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $12,278,386                               $11,509,022
                                               ===========                               ===========
  Less: Fully-taxable equivalent adjustments                       (901)                                      (812)
                                                               --------                                  ---------
Net interest income                                             301,638                                    271,706
                                                               ========     ====                         =========      ====
Interest-rate spread                                                        3.46%                                       3.34%
                                                                            ====                                        ====
Net interest margin                                                         3.55%                                       3.43%
                                                                            ====                                        ====



(a) For purposes of this computation, unrealized gains of $62.3 million and $18.3 million for 2002 and 2001, respectively, are excluded from the average balance for rate calculations.

(b)  On a fully tax-equivalent basis.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

Net interest income can be understood in terms of the impact of changing rates and changing volumes. The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have impacted interest income and interest expense during the periods indicated. Information is provided in each category with respect to changes attributable to changes in volume (changes in volume multiplied by prior rate), changes attributable to changes in rates (changes in rates multiplied by prior volume) and the total net change. The change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                                                THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                                          2002 V. 2001                              2002 V. 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                 Increase (decrease) due to                   Increase (decrease) due to
 (In thousands)                                 Rate         Volume        Total          Rate         Volume       Total
-----------------------------------------------------------------------------------------------------------------------------------
Interest on interest-earning assets:
  Loans                                       $(24,636)       15,134       (9,502)      (79,083)       21,767      (57,316)
  Securities and short-term investments         (8,280)        3,204       (5,076)      (22,525)       18,757       (3,768)
-----------------------------------------------------------------------------------------------------------------------------------
   Total                                       (32,916)       18,338      (14,578)     (101,608)       40,524      (61,084)
-----------------------------------------------------------------------------------------------------------------------------------
Interest on interest-bearing liabilities:
  Deposits                                     (20,068)        2,610      (17,458)      (64,444)        6,466      (57,978)
  Borrowings                                   (13,208)        7,063       (6,145)      (47,844)       14,717      (33,127)
-----------------------------------------------------------------------------------------------------------------------------------
   Total                                       (33,276)        9,673      (23,603)     (112,288)       21,183      (91,105)
-----------------------------------------------------------------------------------------------------------------------------------
Net change in fully taxable-equivalent
  net interest income                         $    360         8,665        9,025        10,680        19,341       30,021
-----------------------------------------------------------------------------------------------------------------------------------


PROVISION FOR LOAN LOSSES

The provision for loan losses was $5.0 million and $13.0 million, respectively, for the three and nine months ended September 30, 2002 compared to $4.0 million and $10.4 million for the same periods in 2001. Management performs a quarterly review of the loan portfolio and based on this review determines the level of provision necessary to maintain an adequate loan loss allowance. Several factors influenced the increase in the provision, primarily growth in the loan portfolio, the rise in net charge-offs, the elevated level of nonaccrual loans, and the reduced level of economic activity. For further information see the "Loan Portfolio Review and Allowance for Loan Loss Methodology" included in the "Financial Condition - Asset Quality" section of Management's Discussion and Analysis of Financial Condition and Results of Operations within this report. At September 30, 2002 and December 31, 2001, the allowance for loan losses totaled $116.1 million and $97.3 million, or 1.40% and 1.40% of total loans, and represented 170% and 169% of nonperforming loans, respectively.

NONINTEREST INCOME

Total noninterest income for third quarter of 2002 increased $5.6 million, or 13.9%, from the same quarter a year ago. The increase was primarily due to increases in securities gains of $2.3 million, financial advisory revenue of $2.1 million, deposit fees of $1.7 million and loan and loan servicing fees of $1.0 million. These increases were partially offset by decreases in trust and investment services of $1.2 million and other revenues of $932,000.

Total noninterest income for the first nine months of 2002 increased $5.1 million or 4.2%, from the same period a year earlier. The increase was primarily due to increases in loan and loan servicing fees of $2.2 million, deposit fees of $2.8 million, financial advisory services of $2.1 million and insurance revenue of $3.8 million. These increases were partially offset by declines trust and investments services of $1.8 million and other income of $4.7 million. The full period impact of the acquisition of Center Capital in March 2001 and the acquisition of the assets of IBJ Whitehall Business Credit Corporation in August 2002, contributed to the higher level of loan fee income for the current period. The increase in insurance revenue was partly due to the acquisitions of Wolf Zackin and Benefits Plans Design insurance agencies in April 2001.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

The lack of meaningful revenue growth in trust and investment services and financial advisory services is primarily due to the decline in stock market values and retail investor purchase activity and the lack of activity in the merger and acquisition market. The trend in revenues from these areas will continue until improvement occurs in the level of economic activity.

On October 23, 2002, Webster announced that it had acquired Flemming, Perry & Cox, Inc., a financial planning and investment services firm that will become part of Webster Financial Advisors. This acquisition will become part of Trust and Investment Services and will contribute to noninterest income in this area in future periods.

NONINTEREST EXPENSE

Total noninterest expense for the third quarter of 2002 increased $6.9 million, or 9.0%, over the same quarter a year ago. Adjusted for the impact of SFAS Nos. 142 and 147 in 2002, which no longer requires the amortization of goodwill as an expense, the growth in noninterest expense was $10.8 million. Most of this increase occurred in compensation and benefits and acquisition expense. Compensation and benefits rose $7.5 million, or 20.9%, due to merit increases, higher staff levels in growth businesses together with increased cost of medical and pension plans. The increase in acquisition expense is due to costs of $1.3 million that were incurred during the quarter period for the acquisition of asset-based loans and staff of IBJ Whitehall Business Credit Corporation, which closed on August 2, 2002.

Total noninterest expense for the first nine months of 2002 increased $7.4 million, or 3.2%, over the same period a year ago. Adjusted for the goodwill amortization, noninterest expense growth was $18.7 million. The majority of the increase occurred as a result of increases in compensation and benefits of $17.1 million, acquisition expense of $2.0 million and other operating expenses of $2.1 million. The rise in compensation and benefits can be attributed to merit increases, increase in staff and full impact of acquisitions of Center Capital in March 2001, two insurance agencies in April 2001 and the asset-based loans and staff from Whitehall in August 2002. The growth in other expense resulted from increased check processing and statement rendering costs. These increases were partially offset by branch reconfiguration expenses of $3.7 million recognized in the first quarter of 2001.

On July 24, 2002, Webster announced effective July 1, 2002, it will begin to expense the cost of employee stock option using SFAS No. 123 "Accounting for Stock-Based Compensation". Under the provisions of SFAS No. 123, Webster had previously elected to use APB No. 25 to account for employee stock-based compensation. By electing to use the provisions of SFAS No. 123, compensation expense will be recorded for employee stock option grants using the fair value method and amortized over the vesting period commencing with grants made during 2002. For the current year three and nine month periods, compensation expense for option grants was $30,900 and $542,000, respectively. Under current guidance, the estimated impact of using SFAS No. 123 will be to reduce diluted earnings per share by $0.01 in 2002. Refer to Note 15 of Notes to Consolidated Financial Statements included in Webster's 2001 Annual Report on Form 10-K for more information on the effect of electing to use SFAS No. 123 to account for employee stock-based compensation.

INCOME TAXES

Tax expense for the three and nine month periods ended September 30, 2002 are higher than the prior year periods primarily due to a higher level of income before taxes. The effective tax rates for the three months ended September 30, 2002 and 2001 were approximately 32.1% and 33.7%, and for the nine months were 31.7% and 34.0%, respectively. State income tax continues to be minimized due to the operation of a Passive Investment Company in compliance with Connecticut Statute.

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

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 30 through 32 under the caption "Asset/Liability Management and Market Risk".

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

(a)     Evaluation of Disclosure Controls and Procedures

        The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities ad Exchange Act of 1934, as amended) within 90 days prior to the filing date of this report. Based upon that evaluation, Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

(b)     Changes in Internal Controls

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

                           Part II - Other Information

Item 1.  Legal Proceedings - Not applicable.

Item 2   Changes in Securities and Use of Proceeds - Not applicable

         (a)  Not applicable

         (b)  Not applicable

         (c)  Not applicable

Item 3   Defaults upon Senior Securities - Not applicable

Item 4   Submission of Matters to a Vote of Security Holders - Not applicable

Item 5   Other Information -  Not applicable

Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibit 99.1 - Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K

         Current report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2002.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

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

                                             WEBSTER FINANCIAL CORPORATION
                                             -----------------------------
                                                       Registrant

Date: November 14, 2002                      By: /s/   William J. Healy
                                                 ------------------------------
                                                  William J. Healy
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  Principal Financial Officer

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

                                  CERTIFICATION

I, James C. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Webster Financial Corporation and Subsidiaries.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ James C. Smith
--------------------------

James C. Smith
Chairman and Chief Executive Officer

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

                                  CERTIFICATION

I, William J. Healy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Webster Financial Corporation and Subsidiaries.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ William J. Healy
-----------------------
Executive Vice President and
Chief Financial Officer
Principal Financial Officer