Form 10-K
period 2002-12-31
WEBSTER FINANCIAL CORP
filed 2003-03-21
CIK 801337

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended DECEMBER 31, 2002.

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

       Registrant's telephone number, including area code: (203) 578-2476


   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT - Not Applicable

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------           -----------------------------------------
Common Stock, $.01 par value                   New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by checkmark whether the registrant is an accelerated filer (as
defined in Rule 12B-2 of the Act). Yes  [X]   No [ ]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of Webster Financial Corporation as of June 28, 2002 was $1,786,911,568.

     The number of shares of common stock outstanding, as of March 4, 2003:
45,613,072.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Part III: Portions of the Definitive Proxy Statement for the Annual Meeting
                 of Shareholders to be held on April 24, 2003.

================================================================================

                          WEBSTER FINANCIAL CORPORATION
                          2002 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                             PART I

                                                                                                                     Page
                                                                                                                     ----
Item 1.  Business.....................................................................................................3
          General.....................................................................................................3
          Acquisitions................................................................................................3
          Lending Activities..........................................................................................4
          Insurance Services.........................................................................................11
          Trust and Investment Services..............................................................................11
          Financial Advisory Services................................................................................11
          Investment Activities......................................................................................12
          Sources of Funds...........................................................................................12
          Subsidiaries...............................................................................................13
          Employees..................................................................................................14
          Market Area and Competition................................................................................14
          Supervision and Regulation.................................................................................15
          Taxation...................................................................................................16
Item 2.  Properties..................................................................................................17
Item 3.  Legal Proceedings...........................................................................................17
Item 4.  Submission of Matters to a Vote of Security Holders.........................................................17

                                                             PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.......................................18
          Other Events...............................................................................................18
Item 6.  Selected Financial Data.....................................................................................19
Item 7.  Management's Discussion and Analysis of Financial Condition & Results of Operations.........................21
Item 7A. Quantitative and Qualitative Disclosures About Market Risk..................................................36
Item 8.  Financial Statements and Supplementary Data.................................................................36
          Index to Consolidated Financial Statements and Notes.......................................................36
Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure........................79

                                                           PART III

Item 10. Directors and Executive Officers of the Registrant..........................................................79
Item 11. Executive Compensation......................................................................................80
Item 12. Security Ownership of Certain Beneficial Owners and Management..............................................80
Item 13. Certain Relationships and Related Transactions..............................................................80
Item 14. Controls and Procedures.....................................................................................81

                                                          PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................................81

Signatures...........................................................................................................85

Certifications.......................................................................................................86

Exhibits.............................................................................................................88


                                       2

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

                                     PART I

ITEM 1. BUSINESS
----------------

GENERAL
-------

Webster Financial Corporation ("Webster" or the "Company"), through its subsidiaries, Webster Bank (the "Bank"), Webster Insurance, Inc. ("Webster Insurance"), Webster D&P Holdings, Inc. ("Duff & Phelps"), and Fleming, Perry & Cox ("Fleming"), delivers financial services to individuals, families and businesses located primarily in Connecticut and delivers equipment financing, mortgage origination and financial advisory services to individuals and companies located primarily in the Northeast and throughout the United States. The Bank provides business and consumer banking, asset-based lending, mortgage lending, trust, investment and insurance services through 111 banking offices, 219 ATMs and its Internet website (www.websteronline.com). Founded in 1935, Webster Bank converted from a federal mutual to a federal stock institution in 1986.

Webster, on a consolidated basis, at December 31, 2002 and 2001 had total assets of $13.5 billion and $11.9 billion, total securities of $4.1 billion and $4.0 billion and net loans receivable of $7.8 billion and $6.7 billion, respectively. At December 31, 2002 and 2001, total deposits were $7.6 billion and $7.1 billion, respectively. At both December 31, 2002 and 2001, shareholders' equity was $1.0 billion. During 2002, Webster repurchased 3,960,690 common shares at a total cost of $138.5 million.

At December 31, 2002, the assets of Webster, on an unconsolidated basis ("Parent Company"), consisted primarily of its investments in subsidiaries of $1.2 billion, investment securities of $63.7 million, cash and short-term investments of $13.0 million, other direct investments of $17.1 million and loans receivable of $4.0 million. Primary sources of income to Webster, on an unconsolidated basis, are dividend payments received from the Bank and interest from and gains on the sale of investment securities. Primary expenses are interest expense on borrowings and capital securities and allocated operating expenses. See Notes 20 and 23 of Notes to Consolidated Financial Statements included elsewhere within this report for additional information.

Deposits in the Bank are federally insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a Bank Insurance Fund ("BIF") member institution and at December 31, 2002 approximately 80% of the Bank's deposits were subject to BIF assessment rates and 20% were subject to Savings Association Insurance Fund ("SAIF") assessment rates. See the "Supervision and Regulation" section under this Item for additional information.

Webster, as a holding company, and the Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS"), as its primary federal regulator. The Bank is also subject to regulation, examination and supervision by the FDIC as to certain matters. Webster's executive offices are located at Webster Plaza, Waterbury, Connecticut 06702. The telephone number is (203) 578-2476.

ACQUISITIONS
------------

The following acquisitions were completed by Webster during 2002 and their results of operations are included in the Consolidated Financial Statements for periods subsequent to the date of acquisition.

FLEMING, PERRY & COX

In October 2002, Webster acquired Fleming, a financial planning and investment services firm, to operate in partnership with Webster Financial Advisors. Based in Norwalk, Connecticut, Fleming serves high net worth clients in the Connecticut and surrounding states. Fleming offers financial planning, investment management, risk management and tax and estate planning services. Fleming operates as a direct subsidiary of Webster. The acquisition of Fleming is another step by Webster in building a financial planning-based relationship management group.

WHITEHALL BUSINESS CREDIT CORPORATION

In August 2002, Webster Bank acquired loans and certain assets from the asset-based lending division of IBJ Whitehall Business Credit Corporation, a subsidiary of The Industrial Bank of Japan Trust Company. These assets were contributed to Whitehall Business Credit Corporation ("Whitehall"), which operates as a subsidiary of the Bank with its main office in New York, New York and additional offices in Braintree, Massachusetts and Atlanta, Georgia. Webster acquired $451.1 million of outstanding loans and $59.5 million of letters of credit. The acquisition of these assets and the formation of Whitehall further develop Webster as a diversified service provider and strengthens its expanding commercial lending products and services. At the time of the acquisition, the Bank already had a successful Hartford, Connecticut asset-based lending division.

For additional information on these and 2001 acquisitions, see Note 2 of Notes to Consolidated Financial Statements included elsewhere within this report.

LENDING ACTIVITIES
------------------

GENERAL

Webster, through its consolidated Bank subsidiary, originates various types of residential, commercial and consumer loans. Total loans receivable were $7.9 billion and $6.8 billion at December 31, 2002 and 2001, respectively. The Bank offers commercial and residential permanent and construction mortgage loans, commercial and industrial loans, equipment financing, asset-based loans and various types of consumer loans including home equity lines of credit, home equity loans and other types of small business and consumer loans. At December 31, 2002 and 2001, residential loans represented 43% and 50% of Webster's loan portfolio, respectively.

RESIDENTIAL MORTGAGE LOANS AND MORTGAGE BANKING ACTIVITY

Webster is dedicated to providing a full compliment of residential mortgage loan products that meet the financial needs of its customers. While its primary lending markets are Connecticut and the northeastern United States, Webster's markets also include all states except Alaska and Hawaii. Webster offers its customers a full range of products including conventional conforming and jumbo fixed rate loans, conforming and jumbo adjustable rate loans, Federal Housing Authority ("FHA"), Veterans Administration ("VA") and state agency mortgage loans through Connecticut Housing Finance Authority ("CHFA"). Various programs are offered to support Webster's Community Reinvestment Act goals at the state level. Types of properties consist of one-to-four family residences, owner and non-owner occupied, second homes, construction, permanent and improved single family building lots. Additionally, Webster provides certain customers with an option to modify their existing loan in order to enhance portfolio retention strategies. Webster's distribution channels for these loans include its network of branches, referrals, loan officers, call center, as well as third party licensed mortgage brokers in targeted areas of the United States through its National Wholesale Lending Group. Established in 2001 as part of Webster Bank, the National Wholesale Lending Group enhances the level of mortgage banking activity through the development of third party originations throughout the United States. In 2002, it originated $2.6 billion in total residential mortgages compared to $1.3 billion in 2001.

The Bank originates both fixed rate and adjustable rate residential mortgage loans. At December 31, 2002, approximately $1.1 billion, or 31%, of Webster's total residential mortgage loans held in portfolio were adjustable rate loans. Webster offers adjustable rate mortgage loans at initial interest rates discounted from the fully-indexed rate. Adjustable rate loans originated during 2002 and 2001, when fully-indexed, will generally be 2.75% above the constant maturity one-year U.S. Treasury yield index. At December 31, 2002, approximately $2.3 billion, or 69% of Webster's total residential mortgage loans had a fixed rate. Approximately 85% of the residential mortgage portfolio is secured by properties located in Connecticut.

At December 31, 2002, Webster had $11.3 million of mortgage servicing rights, net, included in other assets, which had a market value of approximately $19.5 million. These servicing rights, are carried at the lower of cost or market determined on an individual pool basis. The pools are tested for impairment quarterly with any adjustment to the valuation allowance included in noninterest income. Webster services approximately $1.4 billion of residential mortgage loans for others. See Note 10 of Notes to Consolidated Financial Statements included elsewhere within this report for additional information.

NATIONAL WHOLESALE LENDING

Webster continued to expand its National Wholesale Lending platform in 2002 and tripled its prior year production results by originating $1.7 billion of approved residential one-to-four family loans. These loans were originated primarily by approved licensed mortgage brokers throughout the U.S. and underwritten, closed and funded by the Bank. The majority of these loans were sold into the secondary market as mortgage-backed securities. The increase in residential loan volume was a direct result of Webster's national expansion effort combined with a favorable interest rate environment. At December 31, 2002, Webster had $400.0 million of residential mortgage loans held for sale.

In 2002, National Wholesale Lending opened four new regional offices in Atlanta, Georgia; Chicago, Illinois; Phoenix, Arizona and Seattle, Washington. These offices collectively produced $768 million of closed loans in their first year of operation, representing 45% of the total 2002 wholesale production. These offices provide Webster with a local presence in these markets, helping attract loan originations from these local brokers.

Additionally, the National Wholesale Lending Group began offering consumer loan products in the form of home equity lines and second mortgages, producing $106.7 million in closed loan origination volume in 2002. With the maturity of these offices and new product offerings in 2003, the wholesale platform expects continued growth in origination volumes if interest rates remain in this favorable interest rate environment.

Webster Bank underwrites residential mortgages in accordance with industry standards and complies with the underwriting guidelines established for various Federal (Fannie Mae, Freddie Mac, FHA, and VA loans) and State programs. Specific private investor requirements may necessitate additional guidelines. Underwriting of personal mortgages involves evaluation of the credit worthiness of the borrower(s) and collateral through the use of independent credit reporting agencies, analysis of personal financial information (application data, financial statements, tax return filings), using electronic statistical analysis and judgmental rules and obtaining and evaluating an independent assessment of collateral value. Underwriting practices at Webster Bank consistently follow generally accepted income standards and loan to value ratios to allow for sale of the mortgages in the secondary market.

COMMERCIAL LENDING

The commercial loan portfolio grew 32% to $1,798.9 million at December 31, 2002 from $1,367.6 million a year earlier. Within the various lending units, loan officers are responsible for following the underwriting guidelines set by Bank and managing customer relationships in accordance with Bank policy. When a lending opportunity arises, the loan officer is responsible for determining the desirability of engaging in business with the borrower and in general, the underwriting process should reveal the credit worthiness of the borrower and protect the Bank's best interest. Credit underwriting requests are reviewed by lending unit management with appropriate lending authority, and are then presented to Credit Administration for final approval.

While every loan request entails different informational requirements, minimum requirements have been established to properly underwrite a loan in order to provide consistency to the underwriting and renewal process. Consistency is also enhanced through a standard underwriting format and approval process, which requires increasing authority as exposure or risks increase. Appropriate analysis is performed for each credit action including, but not limited to, analysis of financial performance (past and projected), the borrower's ability to service debt at current and proposed levels, industry evaluation, evaluation of guarantor financial condition (as applicable), and analysis of collateral valuation. Credit analysis is enhanced by the use of a scoring model on loans up to $250,000, which is used predominately in the Small Business Lending Unit.

Loan officers are held fully responsible for monitoring their loan portfolios. These responsibilities include initial and continual risk rating of loans, adherence to covenants, completeness and existence of documentation, maintenance of the loan system, maintaining customer contact and updating the credit file with substantive credit analysis. A quarterly review of the portfolio is conducted by each officer to assign a risk rating grade to the loans and identify potential impaired or nonaccrual loans. The assigned grades are reviewed by both internal loan review and by the divisional credit policy officer. In addition, the loan officer is responsible for reviewing the loan annually to ensure that it continues to meet the quality standards of the Bank.

MIDDLE MARKET

The Middle Market Division provides a full array of financial services to a diversified group of companies with revenues greater than $10 million, primarily privately held and located within the State of Connecticut and nearby regions. Reflective of the general downturn in the economy, lower utilization of existing credit facilities and adherence to credit standards, total loans administered by the Middle Market Division decreased to $538.9 million from $576.3 million outstanding at the prior year end. Included in loans administered by the Middle Market Division were $371.8 million and $356.6 million of commercial loans and $167.1 million and $219.7 million of commercial real estate loans at December 31, 2002 and 2001, respectively. Typical loan facilities include lines of credit for working capital, term loans to finance purchases of equipment and commercial real estate loans for owner-occupied buildings. Unit and relationship managers within the Middle Market Division average over 20 years of experience in the Connecticut market.

In an effort to offer the broadest range of banking products to our customer base, the Middle Market Division facilitates access to other specialists within the Bank. These specialists include Webster Financial Advisors, Center Capital Corporation, Webster Insurance and a team of cash management professionals offering customized solutions and competitive products. Investment banking services may be provided in close collaboration with Duff & Phelps, a subsidiary of Webster. During 2002, the Middle Market Division funded loans of $112.4 million against commitments of $232.8 million, compared to funding of $102.2 million and commitments of $166.7 million a year earlier.

ASSET-BASED LENDING

In August 2002, Webster completed the purchase of certain loans and other assets of IBJ Whitehall Business Credit Corporation, a subsidiary of The Industrial Bank of Japan Trust Company. As part of the transaction, Webster retained approximately 50 experienced asset-based lenders and operations staff. Organized as a subsidiary of Webster Bank, Whitehall Business Credit Corporation ("Whitehall") has its offices in New York, New York; Braintree, Massachusetts and Atlanta, Georgia. In the acquisition transaction, $451.1 million of outstanding loans and $59.5 million of outstanding letters of credit were acquired. This acquisition further deepened Webster's commitment to asset-based lending. At the time of the acquisition, Webster already had a successful Hartford, Connecticut asset-based lending division with $108.9 million in outstanding loans at December 31, 2002.

Asset-based loans are generally secured by accounts receivable and inventories of the borrower and, in some cases, also include additional collateral such as property and equipment. At December 31, 2002 and 2001, total asset-based loans were $465.4 million and $135.4 million, respectively. Approximately, 57% of the commitments and 47% of the outstandings were to borrowers in the Northeast.

The Asset-Based Lending Division originates as agent, loans for its portfolio and sells participations to other financial institutions. In addition, it purchases participations from other banks and financial entities. In its capacity as agent, it generally establishes depository relationships with the borrower in the form of cash management accounts. At December 31, 2002, the total of these deposits was $35.0 million. Asset-based loans funded in 2002 were $78.8 million with commitments of $170.3 million.

SPECIALIZED LENDING

Webster participates in the syndicated loan market through a diversified portfolio of loans, which represent transactions with large national borrowers whose businesses command significant market share. These loans generally consist of participations in revolving lines of credit or term loans with maturities up to 7 years. Corporate utilization of the syndicated market has grown dramatically in the last 10 years as a means of providing large credit facilities to companies through consortiums of banks and other financial service companies. Webster initially entered this market as a means of providing geographic and industry diversification to the Bank's commercial loan portfolio. It has staffed this function with highly knowledgeable individuals with extensive experience in credit and leveraged lending at major banks and insurance companies.

In addition to the underwriting criteria identified in Commercial Lending above, concentration levels for each borrower in the Specialized Lending portfolio generally will not exceed $10 million. The Bank's Chief Credit Policy Officer and the head of Commercial Lending must approve exceptions to these limits. All loans are evaluated in accordance with the Risk Assessment Policy of the Bank, with external ratings (S&P and Moody's) used as additional guides. Loans in the portfolio are actively monitored including quarterly credit reviews, analysis of current financial statements and the comparison of results to other companies in the same industry. Additionally, industries and sectors are also reviewed on a regular basis to identify opportunities or developments that may impact the portfolio.

During 2002, the Bank reduced its exposure to certain industries and sectors through a combination of redirected cash flows and sales of loans. As part of that strategy, during the fourth quarter, approximately $35 million of telecommunications (wireless and other telecom) and cable loans were sold or transferred to held for sale. Of this total, approximately $25 million had been classified as nonperforming loans by the Shared National Credit ("SNC") Program review during the third quarter of 2002. See "Asset Quality" and "Allowance for Loan Losses" sections contained elsewhere within this report for additional information.

At December 31, 2002 and 2001, the Specialized Lending Division administered $299.8 million and $363.9 million of funded loans against commitments of $500.5 million and $568.1 million, respectively. Total funded loans represented approximately 3.8% and 5.3% of total loans at December 31, 2002 and 2001, respectively.

A summary of leveraged loans, by industry, administered by the Specialized Lending Division follows:

                                                                    Principal Balances Outstanding at December 31,
                                                        -------------------------------------------------------------
INDUSTRY/SECTOR                 (In thousands)                               2002                     2001
---------------------------------------------------------------------------------------------------------------------
Manufacturing                                                            $  69,265                   105,171
Advertising and publishing                                                  46,885                    46,171
Cable                                                                       39,820                    58,364
Wireless communications                                                     37,305                    58,246
Other telecommunications (a)                                                27,943                    35,858
Radio and TV broadcasting                                                   16,700                    21,161
Energy                                                                       9,396                        --
Prescription medication distribution                                         9,192                        --
Competitive local exchange carriers                                          8,863                    16,275
All other                                                                   34,407                    22,669
---------------------------------------------------------------------------------------------------------------------
   Total                                                                 $ 299,776                   363,915
---------------------------------------------------------------------------------------------------------------------

(a) Includes towers and integrated communication providers.

Additionally, the portfolio contained $84.9 million and $46.4 million of funded Collateralized Loan Obligations against commitments of $91.7 million and $52.0 million at December 31, 2002 and 2001, respectively. With the exception of one unrated $8 million loan, these loans carry an investment grade rating by at least one of the independent rating agencies.

In addition to the loans administered by the Specialized Lending Division, the Bank had $384.3 million in loans subject to review by the SNC Program against commitments of $1.1 billion at December 31, 2002. These loans are located primarily in the Northeast region and are funded through the Middle Market, Commercial Real Estate and Asset-Based Lending Divisions. In most cases, there is a direct calling relationship with the borrower.

SMALL BUSINESS BANKING

Small Business Banking ("SBB") provides a full array of commercial loan and deposit products to small businesses and their principals through the Bank's branches located throughout Connecticut. The SBB target market for 2002 was expanded to reach businesses with annual revenue of up to $10 million - providing commercial loan products with relationship exposures of up to $2 million. This market segment represents a significant percentage of commercial businesses located within the boundaries of Connecticut. SBB, through a dedicated group of business bankers as well as through the Bank's branch network, provides a full range of financial products and services to its existing customer base as well as potential new customers. It also plays a major role in supporting the Bank's Community Reinvestment Act goals by providing credit facilities to a wide range of small businesses, including many local not-for-profit organizations. A Fair Isaac-based credit scoring model is utilized, in whole or in part, in loan approvals of up to $250,000 and SBB offers a $100,000 same-day unsecured line of credit product. SBB provides a comprehensive set of commercial loan products including lines of credit, letters of credit, term loans, and commercial mortgage loans. In 2002, it implemented an automated "early warning" system to aid in the identification of potential portfolio or customer-level credit quality issues. Through recent expansion efforts and focused training, SBB serves as a referral source for other Bank products including cash management, insurance, international products and investments. The Bank also offers Small Business Administration ("SBA") guaranteed loans under its Preferred Lender Program status. As of September 30, 2002 (the fiscal year end for the SBA), Webster Bank ranked third among SBA lenders with 64 loans totaling $9.4 million. Customers may also take advantage of several loan programs provided through the Connecticut Development Authority.

SBB administered a portfolio of approximately $326.3 million at December 31, 2002, a 2% decrease from $333.0 million the prior year end. Included in its portfolio are $157.0 million of commercial loans and $169.3 million of commercial real estate loans. Webster is a leading Connecticut-based bank for providing loans of up to $1 million to small businesses in the state. Loans originated during 2002 and 2001 were $85.7 million and $77.7 million, respectively.

An objective of SBB's strategic plan is to focus on deposit growth as part of the overall customer relationship. The Bank has developed a variety of innovative deposit products and marketing programs that are designed to meet depositors' needs and attract both short-term and long-term deposits. At December 31, 2002, total small business deposit balances totaled $864.0 million up from $729.0 million a year earlier, an increase of 19%.

EQUIPMENT FINANCING

Center Capital Corporation ("Center Capital"), an equipment financing subsidiary of the Bank acquired in March 2001, transacts business with end-users of equipment, either by soliciting this business on a direct basis or through referrals from various equipment manufacturers, dealers and distributors with whom it has relationships. Center Capital has grown its portfolio to $420.0 million at December 31, 2002 from $320.7 million at December 31, 2001, an increase of 31%. For 2002, Center Capital originated $234.8 million in equipment financing transactions.

Center Capital markets its products nationally through a network of dedicated equipment financing sales executives who are grouped by customer type or collateral-specific business. During 2002, financing initiatives encompassed five distinct industry/equipment niches, each operating as a division within Center Capital; Construction and Transportation Equipment Financing, Environmental Equipment Financing, Machine Tool Equipment Financing, Professional Practices Equipment Financing, and Aviation Equipment Financing (which was added in the second quarter of 2002).

Within each division, Center Capital seeks to finance equipment and structure terms such that the collateral remains protected throughout the term of the transaction. It has no residual value risk on the equipment it finances. In instances where Center Capital is forced to repossess its collateral, the value of the repossessed equipment may approximate or exceed the defaulted contract's remaining balance. All credit underwriting, approval, servicing and collections are performed centrally at its headquarters in Farmington, Connecticut.

COMMERCIAL REAL ESTATE LENDING

The Commercial Real Estate Division provides variable rate and fixed rate financing alternatives for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan and the income which is produced from the property and its tenants is the primary repayment source. Typically the Bank lends investment quality real estate, including apartments, anchored retail, industrial and office properties. Loan types include construction, construction mini-perm and permanent loans, and loan amounts range from $2 million to $15 million and are diversified by property type and geographic location. The lending group consists of a team of professionals with a high level of expertise and experience. The majority of the lenders have more than 15 years of national lending experience in both construction and permanent lending with major banks and insurance companies.

Commercial Real Estate ("CRE") loans increased 6% to $1,029.3 million at December 31, 2002 from $975.0 million a year earlier. Included in the $1,029.3 million of outstanding CRE loans were $167.1 million administered by the Middle Market Division and $169.3 million by the Small Business Division. They are primarily owner-occupied commercial real estate loans to commercial customers. The remaining $692.9 million of loans were administered by the division. During 2002, the division funded loans of $231.0 million against commitments of $365.0 million, compared to funding of $135.0 million against commitments of $214.0 million the previous year.

Over the last several years, the Bank has cultivated relationships with highly qualified regional and national developers in order to diversify the portfolio geographically as well as to seek repetitive business and cross sell opportunities. The Bank controls risk by utilizing personnel familiar with the demographics of the area during the credit review process. As a result, it is able to obtain its desired geographical diversification, while maintaining knowledge of the specific areas when making its credit decisions.

Included in the total CRE portfolio were commercial construction loans of $116.3 million and $82.8 million at December 31, 2002 and 2001, respectively. The division also makes acquisition, development and construction loans to residential builders. The collateral securing these loans is improved land, contract homes and a limited number of speculative homes in subdivision. At December 31, 2002, there were $66.1 million of such loans in the portfolio.

 A breakdown of the CRE loan portfolio by property type is as follows:

                                                                            At December 31, 2002
                                                       ------------------------------------------------------------
PROPERTY TYPE              (Dollars in thousands)                     Amount                   Percent
-------------------------------------------------------------------------------------------------------------------
Industrial                                                         $   229,661                  22.3%
Office                                                                 213,756                  20.8
Retail                                                                 102,991                  10.0
Multi-family                                                            79,334                   7.7
Mixed-use                                                               76,522                   7.4
Residential Development                                                 66,104                   6.4
Healthcare                                                              57,903                   5.6
Other                                                                  203,061                  19.8
-------------------------------------------------------------------------------------------------------------------
   Total                                                           $ 1,029,332                 100.0%
-------------------------------------------------------------------------------------------------------------------

CONSUMER LENDING

Webster Bank is dedicated to providing a convenient and competitive selection of consumer loan products to its customers. It concentrates on providing its customers a range of products including home equity loans and equity lines of credit as well as second mortgages and direct installment lending programs. There are no credit card loans in the consumer loan portfolio. The loan distribution channels consist of the branch network, loan officers, call center, as well as third party licensed mortgage brokers. Webster's National Wholesale Lending Group began offering home equity loans, through its broker network in regional offices located in Phoenix, Arizona; Atlanta, Georgia; Chicago, Illinois and Seattle, Washington during 2002. Additionally, consumer loan products may be offered periodically through direct mail programs. The Bank also provides the convenience of the Internet for equity loan applications that are available in most states. Consumer loan products are underwritten in accordance with accepted industry guidelines including, but not limited to, the evaluation of the credit worthiness of the borrower(s) and collateral. Webster utilizes independent credit reporting agencies and the Fair Isaac scoring model and the analysis of personal financial information to determine the credit worthiness of potential borrowers. Also, Webster obtains and evaluates an independent appraisal of collateral value to determine the adequacy of the collateral.

Consumer loan volume increased significantly in 2002 and, at December 31, consumer loans totaled $1.7 billion and represented 21% of the total loan portfolio, compared to $1.1 billion or 16%, a year earlier. This growth is attributable to the popularity of home equity products in this low interest rate environment and the expansion of lending through a network of brokers in its regional offices and in contiguous states.

CREDIT RISK MANAGEMENT

Webster Bank manages and controls risk in the loan portfolio through adherence to consistent standards. Webster has written credit policies which establish underwriting standards, place limits on exposure and set other limits or standards as deemed necessary and prudent. Exceptions to the underwriting policies arise periodically and to insure proper identification and disclosure, Webster has established additional approval requirements and a tracking requirement for all qualified exceptions. In addition, regular reports are made to senior management and the Board of Directors regarding the credit quality of the loan portfolio.

Credit Administration, which is independent of the loan production areas, oversees the loan approval process, ensures adherence to credit policies and monitors efforts to reduce nonperforming and classified assets.

Webster also has a Loan Review Department, which is independent of the loan production areas and Credit Administration, that performs ongoing independent reviews of the risk management process, adequacy of loan documentation and assigned loan risk ratings. The results of its reviews are reported directly to the Audit Committee of the Board of Directors.

Webster also has an Internal Audit function, which periodically reviews Webster's business units to ensure compliance with corporate policies. The results of these audits are reported directly to the Audit Committee of the Board of Directors.

                         SELECTED LOAN MATURITY SCHEDULE
                         -------------------------------

The following table sets forth the contractual maturity and interest-rate sensitivity of residential and commercial construction mortgage loans and commercial loans at December 31, 2002. The contractual maturities below are gross expected receipts from borrowers and do not reflect deferred costs and discounts.

                                                                CONTRACTUAL MATURITY
-------------------------------------------------------------------------------------------------------------------
                                     One Year          More than One           More Than
(In thousands)                        or Less          to Five Years           Five Years            Total
-------------------------------------------------------------------------------------------------------------------
Contractual Maturity
  Construction loans:
   Residential mortgage              $ 140,712                   --                   --              140,712
   Commercial mortgage                  32,166               54,530               29,606              116,302
  Commercial loans                     253,735            1,208,915              337,265            1,799,915
-------------------------------------------------------------------------------------------------------------------
   Total                             $ 426,613            1,263,445              366,871            2,056,929
-------------------------------------------------------------------------------------------------------------------
Interest-Rate Sensitivity

  Fixed rate                         $ 150,807              459,794               50,036              660,637
  Variable rate                        275,806              803,651              316,835            1,396,292
-------------------------------------------------------------------------------------------------------------------
   Total                             $ 426,613            1,263,445              366,871            2,056,929
-------------------------------------------------------------------------------------------------------------------

The following table sets forth the composition of the Bank's loan portfolio in amounts and percentages at the dates shown.


                                                                 At December 31,

                                             2002                      2001                    2000
                               -----------------------------------------------------------------------------
(Dollars in thousands)               Amount          %        Amount          %        Amount          %
------------------------------------------------------------------------------------------------------------
Residential mortgage loans:
   1-4 family units               $ 3,134,109       40.2%  $ 3,058,662       45.5%  $ 3,760,792       55.3%
   Construction                       142,387        1.8       223,583        3.3       302,776        4.4
   Multi-family units                 109,711        1.4       104,038        1.5        65,482        1.0
------------------------------------------------------------------------------------------------------------
Total                               3,386,207       43.4     3,386,283       50.3     4,129,050       60.7
------------------------------------------------------------------------------------------------------------
Commercial loans:
   Commercial non-mortgage          1,378,936       17.7     1,046,874       15.6     1,207,398       17.8
   Equipment financing                419,962        5.4       320,704        4.7            --         --
------------------------------------------------------------------------------------------------------------
Total                               1,798,898       23.1     1,367,578       20.3     1,207,398       17.8
------------------------------------------------------------------------------------------------------------
Commercial real estate:
   Commercial real estate             913,030       11.7       892,145       13.3       784,817       11.5
   Commercial construction            116,302        1.5        82,831        1.2        72,216        1.1
------------------------------------------------------------------------------------------------------------
Total                               1,029,332       13.2       974,976       14.5       857,033       12.6
------------------------------------------------------------------------------------------------------------
Consumer loans
   Home equity credit loans         1,661,864       21.3     1,038,350       15.5       609,293        8.9
   Other consumer                      36,338        0.5        56,113        0.8        89,514        1.3
------------------------------------------------------------------------------------------------------------
Total                               1,698,202       21.8     1,094,463       16.3       698,807       10.2
------------------------------------------------------------------------------------------------------------
   Total loans (a)                  7,912,639      101.5     6,823,300      101.4     6,892,288      101.3
Less: allowance for loan losses      (116,804)      (1.5)      (97,307)      (1.4)      (90,809)      (1.3)
------------------------------------------------------------------------------------------------------------
   Loans, net                     $ 7,795,835      100.0%  $ 6,725,993      100.0%  $ 6,801,479      100.0%
------------------------------------------------------------------------------------------------------------


                                                     At December 31,

                                             1999                  1998
                               ----------------------------------------------
(Dollars in thousands)              Amount          %        Amount        %
-------------------------------------------------------------------------------
Residential mortgage loans:
   1-4 family units             $ 3,537,038       58.8%  $ 3,669,804     66.8%
   Construction                     302,310        5.0       200,417      3.6
   Multi-family units                52,573        0.9           689       --
-------------------------------------------------------------------------------
Total                             3,891,921       64.7     3,870,910     70.4
-------------------------------------------------------------------------------
Commercial loans:
   Commercial non-mortgage          915,035       15.2       548,734     10.0
   Equipment financing                   --         --            --       --
-------------------------------------------------------------------------------
Total                               915,035       15.2       548,734     10.0
-------------------------------------------------------------------------------
Commercial real estate:
   Commercial real estate           695,520       11.5       548,487     10.0
   Commercial construction           45,648        0.8        67,717      1.2
-------------------------------------------------------------------------------
Total                               741,168       12.3       616,204     11.2
-------------------------------------------------------------------------------
Consumer loans
   Home equity credit loans         492,684        8.2       458,981      8.3
   Other consumer                    47,064        0.8        68,081      1.2
-------------------------------------------------------------------------------
Total                               539,748        9.0       527,062      9.5
-------------------------------------------------------------------------------
   Total loans (a)                6,087,872      101.2     5,562,910    101.1
Less: allowance for loan losses     (72,658)      (1.2)      (65,201)    (1.1)
-------------------------------------------------------------------------------
   Loans, net                   $ 6,015,214      100.0%  $ 5,497,709    100.0%
-------------------------------------------------------------------------------


(a) Net of deferred costs and discounts.

INSURANCE SERVICES
------------------

Through its wholly-owned subsidiary, Webster Insurance, Webster offers a full range of insurance products to both businesses and individuals. A regional insurance brokerage agency with three operating divisions: business and professional insurance, financial services and individual and family insurance. Insurance products and services include: commercial and personal property and casualty insurance; life, health, disability and long-term care insurance for individuals and businesses; annuities and investment products; risk management services and pension and 401(k) plan administration. Webster Insurance is the largest insurance agency based in Connecticut and is headquartered in Wallingford with offices in several other Connecticut communities, including Westport, Waterford and Vernon. Revenues for the year 2002 were $27.1 million, an increase of $5.3 million, or 24%, over the prior year.

In January 2003, Webster announced the acquisition of The Mathog & Moniello Companies, an East Haven, Connecticut-based property and casualty agency and one of the largest workers compensation agencies in New England. Mathog & Moniello specializes in providing risk management products and services to self-insured businesses and groups. The agency has approximately $11.0 million in annual revenues. With this acquisition, Webster Insurance now ranks among the nation's top ten bank-owned insurance agencies as measured by annual revenues.

TRUST AND INVESTMENT SERVICES
-----------------------------

The Bank offers trust and investment services through its wholly-owned subsidiaries Webster Trust Company, N.A. ("Webster Trust") and Webster Investment Services, Inc. ("WIS"). For the year ended December 31, 2002, revenue from both subsidiaries was $15.9 million, compared to $18.3 million in the previous year. This decrease was due to the decline in value in the stock market and the shift in investor sentiment to more short-term liquid investments.

Webster Trust provides investment management and a comprehensive range of trust, custody, estate and administrative services to high-net-worth individuals, small to medium size companies and not-for-profit organizations (endowments and foundations). At December 31, 2002 and 2001, there were approximately $1.1 billion and $1.1 billion of trust assets held, of which $797.0 million and $796.3 million were under management, respectively. These assets are not included in the Consolidated Financial Statements, since the Bank does not own them.

Through WIS, the Bank offers securities services including brokerage and investment advice and is a registered investment advisor. WIS has over 100 registered representatives offering customers an expansive array of investment products including stocks and bonds, mutual funds, managed accounts and annuities. In 2002 and 2001, $260 million and $310 million of such products were sold, respectively.

Webster Financial Advisors ("WFA") was established to provide consumers with a team of professionals who offer a full range of financial services for high-net-worth individuals and institutions. WFA offers clients a comprehensive package of products to meet all their financial needs. Services include investment management, trust and estate planning, retirement wealth management, tax planning and sophisticated credit and banking solutions. WFA also offers institutional services to Connecticut businesses and not-for-profit organizations. Based in Waterbury, it also has offices in several Connecticut communities, including Hartford, New Haven and Stamford.

In October 2002, Webster acquired Fleming, Perry and Cox, a financial planning and investment service firm, to be part of Webster Financial Advisors. Based in Norwalk, Connecticut, Fleming offers financial planning, investment management, risk management and tax and estate planning services.

During 2002, Trust and Investment Services were combined into a primary line of business. This business line which includes WFA, Webster Trust, WIS, Fleming and Private Banking provides comprehensive wealth management services for individuals and institutions.

FINANCIAL ADVISORY SERVICES
---------------------------

Duff & Phelps provides expertise in middle-market mergers and acquisitions, private placements, fairness opinions, valuations, ESOP and ERISA advisory services and special financial advisory services to public and private companies located primarily throughout the United States. Total financial advisory services revenues for the year 2002 and 2001 were $19.3 million and $15.5 million, respectively.

During 2002, Duff & Phelps focused its efforts on valuation work rather than mergers and acquisition which are more transactional in nature. The goal is to establish a larger base of stable recurring fee revenue. A group of the valuation experts within the firm have focused on SFAS No. 141 and SFAS No. 142 consulting engagements.

INVESTMENT ACTIVITIES
---------------------

Webster, either directly or through the Bank, maintains an investment portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and to provide a means to balance interest-rate sensitivity. The investment portfolio may be classified into three major categories consisting of: available for sale, held to maturity and trading securities. On January 1, 2001, as permitted by the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Webster reclassified all held to maturity securities to available for sale. At December 31, 2002, the combined investment portfolios of Webster and the Bank totaled $4.1 billion, with $4.0 billion and $63.7 million held by the Bank and Parent Company, respectively. At December 31, 2001, the combined investment portfolios of the Bank and Parent Company totaled $4.0 billion, with $3.9 billion and $83.2 million held by the Bank and Parent Company, respectively. At December 31, 2002 and 2001, the Bank's portfolio consisted primarily of mortgage-backed securities. At December 31, 2002 and 2001, the Parent Company's portfolio was classified as available for sale and consisted primarily of equity and corporate trust preferred securities. See Note 4 of Notes to Consolidated Financial Statements contained elsewhere within this report for security maturity data, as well as other additional information.

The Bank may acquire, hold and transact various types of investment securities in accordance with applicable federal regulations, state statutes and within the guidelines of its internal investment policy. The type of investments that the Bank may invest in include: interest-bearing deposits of federally insured banks, federal funds, U.S. government treasury and agency securities, including mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMOs"), private issue MBSs and CMOs, municipal securities, corporate debt, commercial paper, banker's acceptances, trust preferred securities, mutual funds and equity securities subject to restrictions applicable to federally chartered institutions. Webster's asset/liability management objectives also influence investment activities at both the Parent Company and Bank. While there may be no statutory limit on certain categories of investments, the OTS may establish an individual limit on such investments, if the concentration in such investments presents a safety and soundness concern.

The Bank has the ability to use the investment portfolio as well as interest-rate financial instruments, within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 15 of Notes to Consolidated Financial Statements contained elsewhere within this report.

The securities portfolios of Parent Company and the Bank are managed by the Bank's Treasury Group in accordance with regulatory guidelines and established internal corporate investment policies. These policies and guidelines include limitations on aspects such as investment grade, concentrations and investment type to help manage risk associated with investing in securities.

SOURCES OF FUNDS
----------------

Cash flows from deposits, loan and mortgage-backed security repayments, securities sales proceeds and maturities, borrowings and earnings are the primary sources of the Bank's funds available for use in its lending and investment activities and in meeting its operational needs. While scheduled loan and security repayments are a relatively stable source of funds, deposit flows and loan and investment security prepayments are influenced by prevailing interest rates and local economic conditions. The Bank's borrowings primarily include Federal Home Loan Bank ("FHLB") advances and repurchase agreement borrowings. See Notes 12 and 13 of Notes to Consolidated Financial Statements contained elsewhere within this report for further borrowing information.

The Bank attempts to control the flow of funds in its deposit accounts according to its need for funds and the cost of alternative sources of funding. A Retail Pricing Committee meets regularly to determine pricing and marketing initiatives. Webster influences the flow of funds primarily by the pricing of deposits, which is affected to a large extent by competitive factors in its market area and asset/liability management strategies.

The main sources of liquidity at the Parent Company are dividends from the Bank, interest and dividends on securities and net proceeds from borrowings and capital offerings. The main outflows of funds are dividend payments to common shareholders and interest expense on capital securities, senior notes and other borrowings.

DEPOSIT ACTIVITIES

The Bank continues to develop a variety of deposit programs designed to meet customer's financial needs. A key strategic goal is to retain existing core deposit balances while attracting new customers to grow both short and long term deposits. During the third quarter, in an effort to attract new deposits, a High Performance Checking account program was introduced that offers a full line of accounts with varying features including both "free checking" without interest as well as several interest-bearing accounts. Savings accounts include both statement and passbook accounts as well as money market account and premium rate money market accounts. In addition, a variety of certificate of deposits that include both short and long-term maturity as well as options such as six month deferred interest payments and "bump-up" rate options are offered to consumers. The Bank continues to offer special IRA products, which include savings accounts, certificate of deposits and rollover for individuals who receive lump sum distributions. Checking and savings products offer a variety of features including ATM and check card use, direct deposit, ACH payments, combined statements, automated telephone banking services, Internet-based banking, bank by mail as well as overdraft protection via a line of credit or transfer from another deposit account.

The Bank receives retail and commercial deposits through its main office and 110 other banking offices throughout Connecticut. Deposit customers can access their account in a variety of ways including branch banking, ATMs, web banking, telephone banking or the Internet. Effective advertising, good service and competitive pricing policies are strategies that attract and retain deposits. In addition, the Bank also receives commercial deposits in the same manner and offers a variety of commercial accounts to meet business customers' financial needs.

Although not an integral part of its deposit gathering strategies, from time to time, brokered deposits are used as a means of funds generation. As with any other funding source, the Bank considers its needs, relative cost and availability in determining the suitability of brokered deposits. At December 31, 2002, outstanding brokered deposits totaled $12.9 million.

Customer services also include 219 ATM facilities with membership in NYCE and PLUS networks and provide 24-hour access to linked accounts. The Internet banking service allows, among other things, customers the ability to open an account, transfer money between accounts, review statements, check balances and pay bills through the use of a personal computer. The telephone banking service provides automated customer access to account information 24 hours per day, seven days per week, and to service representatives at certain established hours. Customers can transfer account balances, process stop payments and address changes, place check reorders, open deposit accounts, inquire about account transactions and request general information about the Bank's products and services. The Bank's services provide for automatic loan payment features from its accounts as well as for direct deposit of Social Security, payroll, and other retirement benefits. See Note 11 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional deposit information.

BORROWINGS

The Bank is a member of the Federal Home Loan Bank ("FHLB") system which functions in a reserve credit capacity for regulated, federally insured depository institutions and certain other home financing institutions. Members of the system are required to own capital stock in the FHLB and are authorized to apply for advances on the security of their FHLB stock and certain home mortgages and other assets (principally securities, which are obligations of, or guaranteed by, the United States Government or its agencies) provided certain creditworthiness standards have been met. Under its current credit policies, the FHLB limits advances based on a member's assets, total borrowings and net worth. The Bank utilizes long-term and short-term FHLB advances as a source of funding to meet liquidity and planning needs when the cost of these funds are favorable as compared to alternate funding sources. At December 31, 2002 and 2001, FHLB advances totaled $2.2 billion and $2.5 billion and represented 49% and 72%, respectively, of total outstanding borrowed funds.

Additional funding sources are available through securities sold under agreement to repurchase, purchased federal funds and lines of credit with correspondent banks. Outstanding borrowings through securities sold under agreement to repurchase totaled $1.5 billion and $571.7 million at December 31, 2002 and 2001, respectively and represented 32% and 16% of total borrowed funds, respectively. Other borrowings were $839.0 million and $430.5 million at December 31, 2002 and 2001 and represented 19% and 12%, respectively, of total borrowed funds. See Notes 12 and 13 of Notes to Consolidated Financial Statements contained elsewhere within this report for further borrowing information.

In January 2003, Webster Bank completed an offering of $200.0 million of subordinated notes. The notes have an interest rate of 5.875% and mature on January 15, 2013. The offering enables Webster to increase its total risk-based capital ratio and fund strategic growth initiatives. See Note 24 of Notes to Consolidated Financial Statements contained elsewhere within this report.

In November 2000, Webster Bank completed a registered offering of $126.0 million of 8.72% Senior Notes due 2007 (the "Senior Notes"). The net proceeds from the notes were used for general corporate purposes. The Senior Notes are not redeemable prior to the maturity date of November 30, 2007.

Additional funding is also provided by capital securities of subsidiary trusts. During 1997, Webster and a purchased entity formed statutory business trusts, which issued $150.0 million of trust securities and invested the proceeds in an equivalent amount of subordinated debt of Webster. The trust securities, which carry rates ranging from 9.36% to 10%, mature in 2027. During 2002, Webster repurchased $28.7 million of the capital securities and, at December 31, 2002, the remaining outstanding balance totaled $121.3 million.

SUBSIDIARIES
------------

Below is a brief description of certain other subsidiaries of Webster and the Bank.

The Bank's investment in Webster Mortgage Investment Corporation ("WMIC"), a passive investment subsidiary, totaled $3.8 billion and $2.5 billion at December 31, 2002 and 2001, respectively. The primary function of this subsidiary is to provide servicing on passive investments, which include loans secured by real estate. During 2002, $2.1 billion of residential, commercial real estate and home equity loans were sold or transferred to WMIC from the Bank. This passive investment company derives state income tax benefits for the Bank.

The Bank's investment in Webster Preferred Capital Corporation, a real estate investment trust ("REIT"), totaled $621.4 million and $918.8 million at December 31, 2002 and 2001, respectively. The Bank owns 100% of the REIT's common stock, while the preferred stock is held by third-party investors. The REIT's strategy is to acquire, hold and manage real estate mortgage assets. During 2002, the Bank received a $300.0 million return of capital dividend from the REIT, as these excess funds were not needed for the daily operation of the subsidiary. No loans were sold or transferred to the REIT from the Bank during 2002.

Retail Banking

Retail banking services are chiefly provided by Webster's subsidiaries, Webster Bank and Webster Insurance. Webster Insurance offers a full range of insurance products to both businesses and individuals through its three operating divisions: business and professional insurance, financial services and individual and family insurance. The Bank or its subsidiaries provide business and consumer banking, asset-based lending, mortgage lending, trust, investment and insurance services through 111 banking offices and investment offices including trust and investment services, 219 ATMs and the Internet. Among the Bank's retail banking activities are the following significant subsidiaries.

Commercial Lending

Webster Bank provides additional commercial lending capabilities through its subsidiaries, Center Capital and Whitehall. Center Capital is an equipment financing concern which provides funding to end users of equipment in five distinct industry niches. Whitehall is an asset-based lender whose loans are generally secured by accounts receivable and inventories of the borrower.

Trust and Investment Services

Webster provides comprehensive wealth management services for individuals and institutions through Bank subsidiaries Webster Trust, Webster Investment Services and Fleming, Perry and Cox.

EMPLOYEES
---------

At December 31, 2002, Webster had 2,708 employees (including 280 part-time employees), none of whom were represented by a collective bargaining group. Webster maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan, an employee 401(k) investment plan and an employee stock purchase plan. Management considers Webster's relations with its employees to be good. See Note 18 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information on certain benefit programs.

MARKET AREA AND COMPETITION
---------------------------

At December 31, 2002, Webster had 111 branch offices, which includes: 31 banking offices, including its main office, in New Haven County; 49 banking offices in Hartford County; 16 banking offices in Fairfield County; 8 banking offices in Litchfield County; 4 banking offices in Middlesex County; 2 banking offices in Tolland County and 1 banking office in New London County. The Bank's market area has a diversified economy with the workforce employed primarily in manufacturing, financial services, healthcare, industrial and technology companies.

The Bank faces substantial competition for deposits and loans throughout its market areas. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations, automated services and office hours. Competition for deposits comes primarily from other savings institutions, commercial banks, credit unions, mutual funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized service. Competition for origination of first mortgage loans comes primarily from other savings institutions, mortgage banking firms, mortgage brokers, commercial banks and insurance companies. The Bank faces competition for deposits and loans, both retail and commercial, throughout its market area not only from local institutions but also from out-of-state financial institutions which have opened loan production offices or which solicit each business in its market area.

Webster Financial Advisors has offices in Hartford, New Haven, Stamford and Waterbury, Connecticut. Webster Investment Service's administrative, operations and compliance departments are headquartered in Bristol, Connecticut with sales offices located throughout Webster's branch network. Webster Insurance is headquartered in Wallingford, Connecticut with offices in Harrison, New York; East Haven, Vernon, Westport, West Hartford and Waterford, Connecticut. Duff & Phelps is headquartered in Chicago, Illinois with offices in Los Angeles, California; New York, New York and Seattle, Washington. Center Capital is headquartered in Farmington, Connecticut with offices in Blue Bell, Pennsylvania; Schaumburg, Illinois; Westboro, Massachusetts; Bedford, Texas and Brookfield, Connecticut. Whitehall is headquartered in New York, New York with offices in Braintree, Massachusetts and Atlanta, Georgia. The National Wholesale Lending Group maintains offices in Atlanta, Georgia; Chicago, Illinois; Phoenix, Arizona and Seattle, Washington.

SUPERVISION AND REGULATION
--------------------------

Webster, as a savings and loan holding company, and Webster Bank, as a federally chartered savings bank, are subject to extensive regulation, supervision, and examination by the OTS as their primary federal regulator. The Bank also is subject to regulation, supervision, and examination by the FDIC and as to certain matters by the Board of Governors of the Federal Reserve System. Webster Trust, as a national bank engaged in trust activities, is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency ("OCC"). Webster Investment Services, Inc. ("WIS") is registered as a broker-dealer and investment advisor and is subject to extensive regulation, supervision, and examination by the Securities and Exchange Commission ("SEC"). WIS also is a member of the National Association of Securities Dealers, Inc. ("NASD"), and is subject to its regulation. Fleming, Perry and Cox ("Fleming") also is registered as an investment advisor and is a member of the NASD, and it is subject to extensive regulation, supervision and examination by the SEC and to regulation by the NASD. WIS is authorized to engage as a broker-dealer and the Bank as an underwriter of municipal securities, and as such they are subject to regulation by the Municipal Securities Rulemaking Board. Webster Insurance is a licensed insurance agency with offices in the state of Connecticut and is subject to registration and supervision by the State of Connecticut Department of Insurance.

The Bank is subject to substantial regulatory restrictions on its ability to pay dividends to the Parent Company. Under OTS capital distribution regulations, the Bank may pay dividends to Webster without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. The OTS has discretion to prohibit any otherwise permissible capital distributions on general safety and soundness grounds, and must be given 30 days advance notice of all capital distributions, during which time it may object to any proposed distribution. At December 31, 2002, the Bank had the ability to pay dividends of $96.3 million to Webster without the prior approval of the OTS.

Under the Gramm-Leach-Bliley Act, all financial institutions, including Webster, the Bank, Webster Trust, and their subsidiaries, are required to establish policies and procedures to restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request and to protect customer data from unauthorized access. Webster has developed such policies and procedures for itself and its subsidiaries, including the Bank and Webster Trust, and believes it is in compliance with all privacy provisions of the Gramm-Leach-Bliley Act.

Under the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, adopted as Title III of the USA PATRIOT Act, all financial institutions, including Webster, the Bank, and Webster Trust, are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking regulatory authorities and law enforcement agencies, and information-sharing among financial institutions is encouraged by an exemption for complying financial institutions from the privacy provisions of the Gramm-Leach-Bliley Act and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and dealings with "shell banks," defined as a foreign bank with no physical presence in any country, are barred altogether. The Secretary of the Treasury has adopted regulations to implement several of these provisions. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank and Webster Trust, which applies to Webster. Webster, the Bank, and Webster Trust have in place a Bank Secrecy Act and USA PATRIOT Act compliance program, and they engage in very few transactions of any kind with foreign financial institutions or foreign persons.

SARBANES-OXLEY ACT OF 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, ("Act"). The stated goals of the Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Act is the most far-reaching U.S. securities legislation enacted in some time. It generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 ("Exchange Act"). Given the extensive SEC role in implementing rules relating to many of the Act's new requirements, the final scope of these requirements remains to be determined.

The Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Act addresses, among other matters:
    o   audit committees for all reporting companies;
    o certification of financial statements by the chief executive officer and the chief financial officer;
    o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
    o   a prohibition on insider trading during pension plan black out periods;
    o   disclosure of off-balance sheet transactions;
    o   expedited filing requirements for Forms 4's;
    o disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
    o   "real time" filing of periodic reports;
    o   the formation of a public accounting oversight board;
    o   auditor independence; and
    o   various increased criminal penalties for violations of securities laws.

The Act contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

AVAILABILITY OF SEC FILINGS

Webster's financial reports can be accessed free of charge through its website (www.wbst.com or www.websteronline.com) within 24 hours of filing with the SEC. The SEC maintains an Internet site (www.sec.gov) in which all forms filed electronically may be accessed. Webster's financial reports are also available upon written request to the Company.

TAXATION
--------

FEDERAL

Except for Duff & Phelps, LLC, and the Bank's REIT subsidiary, Webster and its subsidiaries file a consolidated calendar year U.S. Corporation Income Tax Return in accordance with the provisions of the Internal Revenue Code and U.S. Treasury Regulations. Duff & Phelps, LLC, and the Bank's REIT subsidiary are required to file separate federal tax returns.

Webster's federal income tax returns have been examined by the Internal Revenue Service ("IRS"), and the respective statute of limitation periods have expired, for all tax years through 1998. During 2001, the IRS completed its examination of the REIT's 1997 and 1998 tax returns, resulting in no adjustment. During 2002, the IRS completed its examination of Webster's consolidated 1997 and 1998 tax returns, resulting in no significant adjustments. Also during 2002, the IRS commenced an examination of Webster's consolidated 1999, 2000 and 2001 tax returns.

STATE/LOCAL

With the Bank's 2001 acquisition of Center Capital, its 2002 acquisition of Whitehall and the continued expansion of its National Wholesale Lending activities, the Company has become subject to various forms of state and local taxation throughout the United States. Prior to 2002, Webster was subject to minimal state taxation, principally in Connecticut.

In Connecticut, legislation enacted in 1998 provided for the formation of a Passive Investment Company ("PIC") by a financial service company ("FSC"). The legislation, effective in 1999, allows for the exemption of a PIC, and a qualified FSC's receipt of dividend income from a PIC, from the Connecticut Corporation Business Tax. The Bank, a qualified FSC, formed a PIC subsidiary (Webster Mortgage Investment Corporation) that began operation during 1999.

For additional information related to Webster's income taxes, see Note 8 of Notes to Consolidated Financial Statements contained elsewhere within this report.

ITEM 2. PROPERTIES
------------------

At December 31, 2002, Webster had 111 branch offices, which includes: 31 banking offices, including its main office, in New Haven County; 49 banking offices in Hartford County; 16 banking offices in Fairfield County; 8 banking offices in Litchfield County; 4 banking offices in Middlesex County; 2 banking offices in Tolland County and 1 banking office in New London County. Of these, 54 offices are owned and 57 offices are leased. Lease expiration dates range from 1 to 85 years with renewal options of 3 to 35 years. Additionally, the Bank maintains four trust offices: one in Fairfield County, one in Hartford County and two in New Haven County.

Webster also maintains offices through the following subsidiaries. Webster Insurance has offices in Harrison, New York; East Haven, Vernon, Wallingford, Waterford, Westport and West Hartford, Connecticut. Duff & Phelps has offices in Chicago, Illinois; Los Angeles, California; New York, New York and Seattle, Washington. Center Capital has offices in Blue Bell, Pennsylvania; Schaumburg, Illinois; Westboro, Massachusetts; Bedford, Texas; Brookfield, Connecticut and is headquartered in Farmington, Connecticut. Whitehall is headquartered in New York, New York with offices in Braintree, Massachusetts and Atlanta, Georgia. The National Wholesale Lending Group maintains offices in Atlanta, Georgia; Chicago, Illinois; Phoenix, Arizona and Seattle, Washington.

The total net book value of properties and furniture and fixtures owned and used for banking and trust offices at December 31, 2002 was $84.7 million. The following table provides detail for the total net book value amount.

(In thousands)                                       At December 31, 2002
-------------------------------------------------------------------------------

Land & improvements, net                                 $ 11,646
Buildings & improvements, net                              38,005
Leasehold improvements, net                                 5,732
Furniture & equipment, net                                 29,300
-------------------------------------------------------------------------------
   Total                                                 $ 84,683
-------------------------------------------------------------------------------



ITEM 3. LEGAL PROCEEDINGS
-------------------------

There are no material pending legal proceedings, other than ordinary routine litigation incident to the registrant's business, to which the Company is a party or of which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

During the fourth quarter of 2002, no matters were submitted to a vote of our security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

MARKET INFORMATION

On October 17, 2002, the common shares of Webster began trading on the New York Stock Exchange under the symbol "WBS". Prior to October 17, 2002, the shares traded on the Nasdaq National Market System under the symbol "WBST".

The following table sets forth the quarterly high, low and dividends declared per share of common stock for the years ended December 31, 2002 and 2001, respectively. On March 17, 2003, the closing market price of Webster common stock was $35.52. Webster increased its quarterly dividend in the second quarter of 2001 to $.17 per share and to $.19 per share in the second quarter of 2002.

-------------------------------------------------------------------------------------------------------------------
                            COMMON STOCK (PER SHARE)

                                                     Market Price                              Dividends
         2002                             High                          Low                    Declared
-------------------------------------------------------------------------------------------------------------------
     First quarter                      $ 37.45                      $ 31.18                   $  0.17
     Second quarter                       39.96                        36.77                      0.19
     Third quarter                        38.89                        31.95                      0.19
     Fourth quarter                       35.46                        30.65                      0.19

                                                     Market Price                              Dividends
         2001                             High                          Low                    Declared
-------------------------------------------------------------------------------------------------------------------
     First quarter                      $ 30.31                      $ 26.44                   $  0.16
     Second quarter                       33.74                        27.75                      0.17
     Third quarter                        37.06                        28.16                      0.17
     Fourth quarter                       34.08                        29.23                      0.17

HOLDERS

Webster had approximately 11,000 shareholders of common stock at March 4, 2003. The number of shareholders of record was determined by Webster's stock transfer agent, American Stock Transfer and Trust Company.

DIVIDENDS

Payment of dividends from the Bank to Webster is subject to certain regulatory and other restrictions. Payment of dividends by Webster on its stock is subject to various restrictions, none of which is expected to limit any dividend policy that the Board of Directors may in the future decide to adopt. Under Delaware law, Webster may pay dividends out of its surplus or, in the event there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If the capital of the corporation has diminished by depreciation in the value of its property or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, no dividends may be paid out of net profits until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets has been repaired. See "Supervision and Regulation" section contained elsewhere within this report for additional information on dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information is incorporated by reference to the Company's definitive proxy statement for its annual meeting of shareholders to be held on April 24, 2003.

OTHER EVENTS

The annual meeting of shareholders of Webster will be held on Thursday, April 24, 2003.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------


                                                                                     December 31,
                                               ----------------------------------------------------------------------------------
(In thousands, except per share data)                      2002             2001            2000            1999          1998
---------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF CONDITION
Total assets                                          $ 13,468,004       11,857,382      11,249,508      9,931,744      9,836,029
Loans, net                                               7,795,835        6,725,993       6,801,479      6,015,214      5,497,709
Securities                                               4,124,997        3,999,133       3,405,080      3,066,901      3,662,829
Goodwill and intangible assets                             297,359          320,051         326,142        138,829         83,227
Deposits                                                 7,606,122        7,066,471       6,981,128      6,232,696      6,347,644
FHLB advances and other borrowings                       4,455,669        3,533,364       3,030,225      2,788,445      2,575,608
Corporation-obligated mandatorily redeemable
   capital securities of subsidiary trusts                 121,255          150,000         150,000        150,000        150,000
Preferred stock of subsidiary corporation                    9,577            9,577          49,577         49,577         49,577
Shareholders' equity                                     1,035,458        1,006,467         890,374        635,667        626,454
---------------------------------------------------------------------------------------------------------------------------------

STATEMENT OF INCOME
Net interest income                                   $    405,728          367,479         326,516        303,513        282,611
Provision for loan losses                                   29,000           14,400          11,800          9,000          8,103
Noninterest income                                         185,572          162,098         128,821         92,630         82,638
Noninterest expenses:
   Acquisition-related expenses                              1,965               --              --          9,500         20,993
   Branch reconfiguration                                       --            3,703              --             --             --
   Other noninterest expenses                              326,358          305,229         267,130        234,961        208,440
---------------------------------------------------------------------------------------------------------------------------------
   Total noninterest expenses                              328,323          308,932         267,130        244,461        229,433
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes, extraordinary item
   and cumulative effect of change in accounting
    method                                                 233,977          206,245         176,407        142,682        127,713
Income taxes                                                73,965           69,430          58,116         47,332         49,694
---------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item and cumulative
   effect of change in accounting method                   160,012          136,815         118,291         95,350         78,019
Extraordinary item - early extinguishment of
   debt (net of taxes)                                          --           (1,209)             --             --             --
Cumulative effect of change in method of accounting
   (net of taxes)                                           (7,280)          (2,418)             --             --             --
---------------------------------------------------------------------------------------------------------------------------------
Net income                                            $    152,732          133,188         118,291         95,350         78,019
---------------------------------------------------------------------------------------------------------------------------------

PER SHARE DATA
Net income per share - Basic                          $       3.21             2.71            2.58           2.14           1.72
Net income per share - Diluted                                3.16             2.68            2.55           2.10           1.69
Dividends declared per common share                           0.74             0.67            0.62           0.47           0.44
Book value per common share                                  22.69            20.48           18.19          14.09          14.02
Tangible book value per common share                         16.18            13.97           11.53          11.02          12.16

Diluted weighted-average shares                             48,392           49,743          46,428         45,393         46,118

KEY PERFORMANCE RATIOS
Return on average assets                                      1.22%            1.15            1.11           0.98           0.77
Return on average shareholders' equity                       14.72            13.88           16.72          15.33          12.82
Net interest margin                                           3.50             3.48            3.29           3.32           2.97
Interest-rate spread                                          3.43             3.38            3.17           3.19           2.83
Fee revenue as a percentage of total revenue                 28.56            29.19           26.13          22.55          18.84
Average shareholders' equity to average assets                8.27             8.32            6.65           6.38           6.04
Dividend payout ratio                                        23.42            25.00           24.31          22.38          26.04

ASSET QUALITY RATIOS
Allowance for loan losses/total loans                         1.48%            1.43            1.32           1.19           1.17
Net charge-offs/average loans                                 0.18             0.14            0.07           0.09           0.32
Nonperforming loans/total loans                               0.55             0.84            0.60           0.64           0.57
Nonperforming asset/total assets                              0.37             0.53            0.39           0.44           0.38


SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
-----------------------------------------------------------------

Selected quarterly data for 2002 and 2001 follows:


                                                                   First*      Second*       Third       Fourth
(In thousands, except per share data)                             Quarter      Quarter      Quarter     Quarter
-------------------------------------------------------------------------------------------------------------------
2002:
-----
Interest income                                                  $ 171,093      173,367     173,999     173,575
Interest expense                                                    74,610       70,802      71,409      69,485
-------------------------------------------------------------------------------------------------------------------
Net interest income                                                 96,483      102,565     102,590     104,090
Provision for loan losses                                            4,000        4,000       5,000      16,000
Gains on sale of investment securities, net                          3,405        1,126       4,912      13,934
Fee revenue                                                         38,078       38,489      41,195      44,433
Noninterest expenses                                                76,199       78,843      84,129      89,152
-------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
   effect of change in accounting method                            57,767       59,337      59,568      57,305
Income taxes                                                        18,152       18,765      19,144      17,904
-------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change in
   accounting method                                                39,615       40,572      40,424      39,401
Cumulative effect of change in method of accounting
   (net of taxes)                                                   (7,280)          --          --          --
-------------------------------------------------------------------------------------------------------------------
Net income                                                       $  32,355       40,572      40,424      39,401
-------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE:
Basic                                                            $     .66          .83         .85         .86
-------------------------------------------------------------------------------------------------------------------
Diluted                                                                .65          .82         .84         .85
-------------------------------------------------------------------------------------------------------------------

* The first and second quarters of 2002 were restated upon the adoption of SFAS No. 123 on July 1, 2002 and SFAS No. 147 on September 30, 2002, as required by the Statements.

2001:
-----
Interest income                                                  $ 196,612      194,457     188,628     177,538
Interest expense                                                   108,901      104,013      95,012      81,830
-------------------------------------------------------------------------------------------------------------------
Net interest income                                                 87,711       90,444      93,616      95,708
Provision for loan losses                                            3,200        3,200       4,000       4,000
Gains on sale of investment securities, net                          4,249        1,794       2,566       2,012
Fee revenue                                                         35,237       40,309      37,925      38,006
Noninterest expenses                                                78,220       76,304      77,266      77,142
-------------------------------------------------------------------------------------------------------------------
Income before income taxes, extraordinary item and
   cumulative effect of change in accounting method                 45,777       53,043      52,841      54,584
Income taxes                                                        15,167       18,539      17,810      17,914
-------------------------------------------------------------------------------------------------------------------
Income before extraordinary item and cumulative
   effect of change in accounting method                            30,610       34,504      35,031      36,670
Extraordinary item - early extinguishment of debt
   (net of taxes)                                                   (1,209)          --          --          --
Cumulative effect of change in method of accounting
   (net of taxes)                                                   (2,418)          --          --          --
-------------------------------------------------------------------------------------------------------------------
Net income                                                       $  26,983       34,504      35,031      36,670
-------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE:
Basic                                                            $     .55          .70         .71         .75
-------------------------------------------------------------------------------------------------------------------
Diluted                                                                .54          .69         .70         .74
-------------------------------------------------------------------------------------------------------------------

The first quarter of 2001 included in noninterest expense a nonrecurring charge of $3.7 million for branch reconfiguration expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion should be read in conjunction with the Consolidated Financial Statements of Webster Financial Corporation and the notes thereto (collectively, the "Financial Statements").

CRITICAL ACCOUNTING POLICIES
----------------------------

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments, are as follows:

ALLOWANCE FOR LOAN LOSSES

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company's allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company's methodology of assessing the adequacy of the allowance for loan losses, see the "Asset Quality" section elsewhere within this Management's Discussion and Analysis of Financial Condition and Results of Operation.

INCOME TAXES

The Company accounts for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Management judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities. The actual realization of the assets could differ materially from that recognized if actual factors and conditions differ from those used by management. These factors and conditions include federal and state tax laws and regulations and future level of Webster's taxable income.


VALUATION OF GOODWILL/INTANGIBLE ASSETS AND ANALYSIS FOR IMPAIRMENT

Webster, in part, has increased its market share through acquisitions accounted for under the business combinations method of accounting, as well as from the purchase of financial institution's branches and selected assets (not entire institution). For acquisitions under the purchase method and the acquisition of financial institution branches, the Company is required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques including multiples of price/equity and price/earnings ratios. For a discussion of impairment testing methodology, see Note 9 of Notes to Consolidated Financial Statements included elsewhere within this report.

PENSION AND OTHER POST RETIREMENT BENEFITS

The determination of the Company's obligation and expense for pension and other post-retirement benefits is dependent upon certain assumptions used by actuaries in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs. Actual results could differ from the assumptions and market driven rates may fluctuate. Significant differences in actual experience or significant changes in the assumptions may materially affect the future pension and other post-retirement obligations and expense.

The following table shows the major categories of average assets and average liabilities together with their respective fully taxable-equivalent interest income or expense and the average yield or cost, for the three years ended December 31, 2002.

                                                                                   Years ended December 31,
---------------------------------------------------------------------------------------------------------------------------------
                                                                  2002                                    2001
                                                  Average                    Average       Average                    Average
(Dollars in thousands)                            Balance       Interest     Yields        Balance      Interest      Yields
---------------------------------------------------------------------------------------------------------------------------------
Loans, net (a)                                  $  7,451,356    454,672(b)    6.10%      $  6,896,580    515,465(b)    7.47%
Loans held for sale                                  177,942      9,730       5.47             72,901      4,465       6.12
Securities and short-term investments              4,047,754    228,857       5.75(c)       3,667,917    238,423       6.56(c)
---------------------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets                  11,677,052    693,259       5.97(c)      10,637,398    758,353       7.15(c)
Other assets                                         870,900                                  896,052
---------------------------------------------------------------------------------------------------------------------------------
   Total assets                                 $ 12,547,952                             $ 11,533,450
---------------------------------------------------------------------------------------------------------------------------------
Savings and escrow                              $  1,629,558     20,591       1.26%      $  1,505,110     26,699       1.77%
Money market savings, NOW and DDA                  2,825,081     28,930       1.02          2,217,320     29,861       1.35
Time deposits                                      2,810,220     96,641       3.44          3,207,112    159,775       4.98
---------------------------------------------------------------------------------------------------------------------------------
   Total deposits                                  7,264,859    146,162       2.01          6,929,542    216,335       3.12
FHLB advances                                      2,337,688    102,789       4.40          2,011,440    112,784       5.61
Repurchase agreements and other borrowings         1,555,552     26,195       1.68          1,258,247     49,475       3.93
Senior notes                                         126,000     11,160       8.86            126,000     11,162       8.86
---------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities             11,284,099    286,306       2.54         10,325,229    389,756       3.77
Other liabilities                                     76,914                                   87,530
Capital securities and minority interest             149,666                                  161,221
Shareholders' equity                               1,037,273                                  959,470
---------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity   $ 12,547,952    406,953                  $ 11,533,450    368,597
---------------------------------------------------------------------------------------------------------------------------------
Less: fully taxable-equivalent adjustment                        (1,225)                                  (1,118)
                                                                -------                                  -------
Net interest income                                             405,728                                  367,479
Interest rate spread                                                          3.43%(c)                                 3.38%(c)
---------------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                                           3.50%(c)                                 3.48%(c)
---------------------------------------------------------------------------------------------------------------------------------


                                                         Years ended December 31,
------------------------------------------------------------------------------------------
                                                                 2000
                                                    Average                  Average
(Dollars in thousands)                              Balance     Interest      Yields
------------------------------------------------------------------------------------------
Loans, net (a)                                   $  6,530,404    517,791(b)    7.93%
Loans held for sale                                    11,255        538       4.78
Securities and short-term investments               3,298,959    220,961       6.51(c)
------------------------------------------------------------------------------------------
   Total interest-earning assets                    9,840,618    739,290       7.44(c)
Other assets                                         799,597
------------------------------------------------------------------------------------------
   Total assets                                  $ 10,640,215
------------------------------------------------------------------------------------------
Savings and escrow                               $  1,509,414     31,036       2.06%
Money market savings, NOW and DDA                   1,821,948     19,894       1.09
Time deposits                                       3,308,228    173,364       5.24
------------------------------------------------------------------------------------------
   Total deposits                                   6,639,590    224,294       3.38
FHLB advances                                       2,047,743    128,447       6.27
Repurchase agreements and other borrowings            935,629     56,744       6.06
Senior notes                                           31,142      2,910       9.34
------------------------------------------------------------------------------------------
   Total interest-bearing liabilities               9,654,104    412,395       4.27
Other liabilities                                      78,870
Capital securities and minority interest              199,577
Shareholders' equity                                  707,664
------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity    $ 10,640,215    326,895
------------------------------------------------------------------------------------------
Less: fully taxable-equivalent adjustment                           (379)
                                                                 -------
Net interest income                                              326,516
Interest rate spread                                                           3.17%(c)
------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                                            3.29%(c)
------------------------------------------------------------------------------------------

(a) Interest on nonaccrual loans has been included only to the extent reflected in the Consolidated Statements of Income. Nonaccrual loans, however, are included in the average balances outstanding.

(b) Includes amortization of net deferred loan costs (net of fees) and premiums (net of discounts) of: $3.7 million, $1.7 million, and $1.5 million in 2002, 2001 and 2000, respectively.

(c) Unrealized gains (losses) on available-for-sale securities are excluded from the average yield calculations. Unrealized gains (losses) averaged $68.5 million, $33.9 million and ($96.5 million) for 2002, 2001 and 2000, respectively.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF 2002 AND 2001 YEARS

For the year 2002, net income was $152.7 million, or $3.16 per diluted common share, an increase of $19.5 million, or 14.7%, compared to net income of $133.2 million or $2.68 per share for the previous year. The improvement was the result of increased net interest income and noninterest income that more than offset increases in the provision for loan losses and noninterest expenses. Net interest income rose to $405.7 million for 2002, an increase of $38.2 million, or 10.4%. The net interest margin rose to 3.50% during 2002 from 3.48% the prior year. Noninterest income reached $185.6 million, an increase of $23.5 million, or 14.5%, when compared to $162.1 million the previous period. Noninterest expenses increased $19.4 million, or 6.3%, from the previous year. The provision for loan losses increased $14.6 million to $29.0 million for 2002 due to the fourth quarter sale and writedown of classified telecommunication and cable credits.

Included in the net income for the 2002 year was a $7.3 million (net of taxes) writedown related to the cumulative effective of a change in method of accounting for the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets". Included in the net income for the 2001 year was a $2.4 million (net of taxes) expense related to the cumulative effect of a change in the method of accounting relating to the implementation of SFAS No. 133 and an extraordinary expense of $1.2 million (net of taxes) that represents costs incurred for early extinguishment of debt for the prepayment of borrowings from the Federal Home Loan Bank.

NET INTEREST INCOME

Net interest income totaled $405.7 million for the year ended December 31, 2002, an increase of $38.2 million or 10.4%. This resulted mainly from an increase in average outstanding earning assets during the year and from an increase in the net interest margin (on a fully taxable-equivalent basis) to 3.50% for 2002 from 3.48% during the prior year. See the rate/volume table below for further information.

The decline in interest rates during 2002 resulted in a favorable environment for Webster. As rates dropped and mortgage and other assets prepaid at increasing levels, and the proceeds were reinvested at lower yields. However, maturing and repricing liabilities were replaced at even lower costs. As can be seen from the rate/volume table that follows, 19% of the increase in net interest income is due to changes in interest rates, with liability costs dropping faster than asset yields. The remaining increase is due to the volume growth in earning assets funded by the growth in low-cost core deposits. See "Asset/Liability Management and Market Risk" section within Management's Discussion and Analysis for additional information.

The growth of $1.0 billion in average outstanding earning assets during 2002 slightly outpaced the growth in average interest-bearing liabilities of $958.9 million. The 8.8% growth in earning assets versus 2001 accounted for 81% of the increase in net interest income.

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

                                                      Years ended December 31,                  Years ended December 31,
                                                            2002 V. 2001                              2001 V. 2000
--------------------------------------------------------------------------------------------------------------------------------
                                                    Increase (Decrease) due to                  Increase (Decrease) due to
 (In thousands)                                  Rate           Volume        Total           Rate          Volume        Total
--------------------------------------------------------------------------------------------------------------------------------
Interest on interest-earning assets:
  Loans, net and loans held for sale          $(101,598)        46,070       (55,528)       (31,130)        32,731         1,601
  Securities and short-term investments         (32,306)        22,740        (9,566)         1,203         16,259        17,462
--------------------------------------------------------------------------------------------------------------------------------
   Total                                       (133,904)        68,810       (65,094)       (29,927)        48,990        19,063
--------------------------------------------------------------------------------------------------------------------------------
Interest on interest-bearing liabilities:
  Deposits                                      (80,190)        10,017       (70,173)       (17,580)         9,621        (7,959)
  FHLB advances and other
   borrowings                                   (61,425)        28,148       (33,277)       (36,656)        21,976       (14,680)
--------------------------------------------------------------------------------------------------------------------------------
   Total                                       (141,615)        38,165      (103,450)       (54,236)        31,597       (22,639)
--------------------------------------------------------------------------------------------------------------------------------
Net change in fully taxable-equivalent
  net interest income                         $   7,711         30,645        38,356         24,309         17,393        41,702
--------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME

Total interest income decreased $65.2 million, or 8.6%, to $692.0 million for the year 2002 as compared to $757.2 million the previous year. The decline in the yield on earning assets was the primary cause of decreased interest income. This was due to the lower interest rate environment in 2002 when compared with 2001.

The yield earned on earning assets declined during 2002 to 5.97% from 7.15% during the year earlier. In addition to the larger volume of mortgage and other fixed rate loan prepayments during the current year, declines in interest rates impacted the returns on adjustable rate loans, which accounted for approximately 48% of total loans at December 31, 2002.

Earning assets rose during 2002, partially offsetting the reduced yield. Earning assets averaged $11.7 billion during the year, up from $10.6 billion during 2001. Growth occurred primarily in the available for sale securities portfolio and in commercial and consumer loans.

INTEREST EXPENSE

Interest expense declined $103.5 million, or 26.5%, to $286.3 million for 2002 as compared to $389.8 million the previous year. The decline in expense was primarily due to the decrease in cost of funds, partially offset by increased volume. Due to the short maturity structure of Webster's funding sources, Webster was able to take advantage of falling interest rates throughout 2002. Almost one-half, or 43%, of the benefit of declining interest rates was realized in the wholesale borrowing area. The cost of repurchase agreements and other borrowings and FHLB advances also decreased during 2002 by 225 and 121 basis points, respectively. The deposit area accounted for 57% of the rate decline benefit. Savings, checking and certificate of deposit offering rates were decreased as general market interest rates declined throughout the year.

The average balance of interest-bearing liabilities increased $958.9 million for 2002 compared to 2001. Approximately two-thirds of the increase occurred in borrowings, which had a relative lower cost. The remainder of the increase occurred in lower costing core deposits, savings, money market and interest checking accounts.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased to $29.0 million for the year ended December 31, 2002 from $14.4 million a year earlier, an increase of $14.6 million or 101.4%. Management performs a quarterly review of the loan portfolio to determine the adequacy of the allowance for loan losses. See the "Allowance for Loan Losses Methodology" section later in this Management's Discussion and Analysis for further details.

Based upon these reviews, it was determined that the provision for loan losses should be increased over the second half of 2002. Factors that influenced this increase included the following:

o During the fourth quarter 2002, Webster took action to eliminate its exposure to classified telecommunications and cable loans by sale or by transfer to held for sale. This resulted in an additional fourth quarter charge to the provision of $12.4 million.
o The Bank's strategic plan is to change the mix of the loan portfolio and increase the proportion of commercial and consumer loans and decrease residential mortgage loans. Commercial and consumer lending carry inherently more risk than residential lending.
o Net charge-offs increased to $13.4 million during 2002 from $9.8 million the previous year, an increase of $3.6 million or 37.5%. The 2002 net charge-offs were concentrated in the commercial lending area, which accounted for $12.0 million, or 89%, of the total. The $13.4 million of 2002 net charge-offs does not include the $12.4 million of writedowns related to the telecommunication loans transferred to held for sale.

At December 31, 2002, the allowance for loan losses totaled $116.8 million or 1.48% of total loans. A year earlier, the allowance totaled $97.3 million or 1.43% of total loans.

NONINTEREST INCOME

The following table presents the composition of noninterest income for the years ended December 31, 2002 and 2001.

----------------------------------------------------------------------------------------------------------
                                                                              Increase (decrease)
(Dollars in thousands)                                2002         2001        Amount          %
----------------------------------------------------------------------------------------------------------
Deposit service charges                            $ 61,610       56,061        5,549          9.9%
Loan service fees                                    18,531       16,262        2,269         14.0
Insurance revenue                                    27,073       21,751        5,322         24.5
Trust and investment services                        15,918       18,346       (2,428)       (13.2)
Financial advisory services                          19,277       15,525        3,752         24.2
Gains on sale of loans and loan servicing, net        5,808        2,771        3,037        109.6
Increase in CSV of life insurance                     9,042        9,164         (122)        (1.3)
Other income                                          4,936       11,597       (6,661)       (57.4)
----------------------------------------------------------------------------------------------------------
    Fee revenue                                     162,195      151,477       10,718          7.1
Gain on sale of securities, net                      23,377       10,621       12,756        120.1
----------------------------------------------------------------------------------------------------------
   Total noninterest income                        $185,572      162,098       23,474         14.5%
----------------------------------------------------------------------------------------------------------

The increase in noninterest income is primarily due to increased securities gains for the year of $12.8 million. The increase in security gains was in response to the favorable environment for the securities sold and other opportunities available. Deposit service fees increased mainly due to fees associated with usage of Webster checking products, including the introduction of High Performance Checking. Loan fees increased chiefly due to prepayment penalties, as borrowers sought to refinance their outstanding loans as a result of declining rates. The acquisition of Whitehall in August 2002 contributed to loan service fee income of $18.5 million in 2002 from $16.3 million in 2001. Insurance revenue continued to show growth in 2002 with an increase of $5.3 million. This is due principally to increased premiums for property and casualty insurance post September 11, 2001 as well as successful sales efforts by Webster Insurance staff. The acquisition of Wolff Zackin and Benefits Plans Design insurance agencies in April 2001 has also helped to enhance the increases in insurance revenue. The decline in trust and investment services is the result of declines in stock values and retail investor purchase activity. Fee revenue is based off the value of assets under management. The increased financial advisory services revenue primarily resulted from the increase in valuation services related to client's implementation of SFAS No. 142 during 2002. A significant portion of the decrease in other noninterest income for 2002 was the receipt of a nonrecurring $3.1 million Bank Owned Life Insurance ("BOLI") benefit payment in 2001.

NONINTEREST EXPENSES

The following table presents the composition of noninterest expenses for the years ended December 31, 2002 and 2001.

------------------------------------------------------------------------------------------------------------
                                                                                       Increase (decrease)
(Dollars in thousands)                                       2002         2001         Amount           %
------------------------------------------------------------------------------------------------------------
Compensation and benefits                                  $171,042      142,899       28,143         19.7%
Occupancy                                                    26,606       25,643          963          3.8
Furniture and equipment                                      29,167       27,878        1,289          4.6
Goodwill and intangible amortization                         16,017       31,227      (15,210)       (48.7)
Marketing                                                    10,522        8,728        1,794         20.6
Professional services                                        11,404        8,516        2,888         33.9
Acquisition-related                                           1,965           --        1,965           --
Capital securities                                           13,525       14,462         (937)        (6.5)
Dividends on preferred stock of subsidiary corporation          863          985         (122)       (12.4)
Branch reconfiguration                                           --        3,703       (3,703)      (100.0)
Other expenses                                               47,212       44,891        2,321          5.2
------------------------------------------------------------------------------------------------------------
   Total noninterest expenses                              $328,323      308,932       19,391          6.3%
------------------------------------------------------------------------------------------------------------

The increase in compensation and benefits of $28.1 million over the prior year is the result of $21.1 million in salaries due to merit increases for full-time employees, and increases in staffing due to the expansion of the business. This includes increased temporary help and higher commissions due to increased volume in our mortgage lending business. The current year reflects the full year impact of 2001 acquisitions as well as the year 2002 addition of Whitehall. Benefits expense comprised $7.0 million of the increase and is related to higher group insurance, pension expense and payroll taxes. The decrease in goodwill and intangible amortization is the result of the adoption of SFAS Nos. 142 and 147 which no longer requires amortization of goodwill as an expense. See Note 9 of Notes to Consolidated Financial Statements contained elsewhere in this report for further information. The impact on 2002 was approximately $15.4 million. In 2002, $2.0 million of acquisition-related expense resulted from the Whitehall purchase.

On July 24, 2002, Webster announced effective July 1, 2002, it will begin to expense the cost of employee stock option using SFAS No. 123 "Accounting for Stock-Based Compensation". Under the provisions of SFAS No. 123, Webster had previously elected to use APB No. 25 to account for employee stock-based compensation. By electing to use the preferred method under SFAS No. 123, compensation expense will be recorded for employee stock option grants using the fair value method and amortized over the vesting period, commencing with grants made during 2002. For the current year, compensation and benefits expense includes $759,000 of stock option expense. This amount will grow as the application of SFAS No. 123 becomes fully phased in. See Note 1 of Notes to Consolidated Financial Statements for information on the full impact of expensing stock options.

INCOME TAXES

Income tax expense for 2002 increased to $74.0 million from $69.4 million in 2001. The increase is primarily due to the increase in income before taxes for the reasons discussed above. In addition to the above income tax expense, tax benefits of $596,000 were recorded related to the extraordinary item in 2001, as well as tax benefits of $3.9 million and $1.2 million related to the cumulative effect of change in method of accounting in 2002 and 2001, respectively. The effective tax rates for 2002 and 2001 were 32% and 34%, respectively. Had the requirements of SFAS Nos. 142 and 147 been applied to 2001, the effective tax rate would have decreased from 34% to 32%.

COMPARISON OF 2001 AND 2000 YEARS

NET INTEREST INCOME

Net interest income totaled $367.5 million for the year ended December 31, 2001, an increase of $41.0 million or 12.5%. The factors causing this change were an increase in the net interest margin (on a fully taxable-equivalent basis) to 3.48% for 2001 from 3.29%
during the prior year and an increase in average earning assets during the year. See the rate/volume table that is contained elsewhere within this report.

The decline in interest rates during 2001, combined with a steepening of the yield curve, resulted in a favorable environment for Webster. As interest rates dropped and mortgage and mortgage related securities assets prepaid at increasing levels, yields dropped as these assets were replaced with ones earning lower yields. However, maturing and repricing liabilities, deposits and borrowings, were replaced at even lower costs due to the steepness of the yield curve. As can be seen from the rate/volume table that precedes this section, 58% of the increase in net interest income is due to the decline in interest rates, with liability costs dropping much faster than asset yields.

The growth of $796.8 million in average earning assets during 2001 outpaced the growth in average interest-bearing liabilities of $671.1 million. The 8.4% increase in earning assets versus 2000, occurring primarily in investments and in commercial and consumer loans, accounted for 42% of the increase in net interest income.

INTEREST INCOME

Total interest income increased $18.3 million, or 2.5%, to $757.2 million for the year 2001 as compared to $738.9 million during the previous year. As discussed above, the increase was due entirely to increased volume of earning assets during 2001 as compared to the previous year. Although loans and mortgage related securities prepaid at increased volumes during 2001 due to the declining interest rate environment, Webster was able to increase assets through the acquisition of Mechanics in 2000 and Center Capital in 2001 as well as through the increase in consumer loans. The increased consumer loans were primarily home equity lines of credit, the majority of which were originated within the Bank's primary market area.

The yield earned on earning assets declined during 2001 to 7.15% from 7.44% during the year earlier. The decline was entirely within the loan category as the yield on loans declined 46 basis points, while the yield on securities and short-term investments increased by 5 basis points. In addition to the larger volume of mortgage and other fixed rate loan prepayments during the current year, as discussed above, declines in interest rates impacted the returns on adjustable rate loans, which accounted for approximately 52% of total loans at December 31, 2001.

INTEREST EXPENSE

Interest expense declined $22.6 million, or 5.5%, to $389.8 million for fiscal year 2001 as compared to $412.4 million the previous year. The decline was entirely due to the decrease in the cost of funds. Due to the short maturity structure of the wholesale borrowing portfolio, Webster was able to take advantage of falling rates throughout 2001. Two-thirds of the benefit of declining rates was realized in the wholesale borrowing area. The deposit area accounted for one-third of the rate decline benefit. Savings, checking and certificate of deposit offering rates were decreased as general market interest rates declined throughout the year.

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

Based upon these reviews, it was determined that the provision for loan losses should be increased over the second half of 2001. Several factors that influenced this increase included the following:

  o The Bank's strategic plan is to change the mix of the loan portfolio and increase the proportion of commercial and consumer loans and decrease residential mortgage loans. Commercial and consumer lending carry inherently more risk than residential lending.
  o Net charge-offs increased to $9.7 million during 2001 from $4.6 million the previous year, an increase of $5.1 million or 110.7%. The 2001 net charge-offs were concentrated in the commercial lending area, which accounted for $7.7 million, or 79.1%, of the total.
  o Nonaccrual loans increased to $57.4 million, or 0.84% of total loans, at December 31, 2001, from $41.0 million, or 0.60%, a year earlier.
  o The general economic slowdown has raised concerns about employment stability and economic health in Connecticut and the country.

At December 31, 2001, the allowance for loan losses totaled $97.3 million or 1.43% of total loans. A year earlier, the allowance totaled $90.8 million or 1.32% of total loans.

NONINTEREST INCOME

The most significant factor in the increase in noninterest income was the acquisitions completed during 2000 and 2001. The June 2000 Mechanics acquisition, as well as the purchase of branches from FleetBoston and Chase Manhattan during the year, added to deposit fees. The Center Capital acquisition during 2001 added to loan fee income. The continued expansion of Webster Insurance, with the purchase of the Louis Levine Agency, Inc., ("Levine") in 2000 and Wolff Zackin, Benefit Plans and Musante in 2001, added to insurance revenue. Duff & Phelps was acquired in November 2000 and added income from financial advisory services. Webster's plan has been to expand its sources of noninterest income through the acquisition of fee-based businesses and become less reliant on net interest income.

NONINTEREST EXPENSES

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

INCOME TAXES

Income tax expense for 2001 increased to $69.4 million from $58.1 million in 2000. The increase is primarily due to the increase in income before taxes for the reasons discussed above. In addition to the above income tax expense, tax benefits totaling $1.8 million were recorded in 2001 related to the extraordinary item and the cumulative effect of change in method of accounting. The effective tax rates for 2001 and 2000 were 34% and 33%, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity management allows Webster to meet cash needs at a reasonable cost under various operating environments. Liquidity is actively managed and reviewed in order to maintain stable, cost effective funding to support growth in the balance sheet. Liquidity comes from a variety of sources such as the cash flow from operating activities including principal and interest payments on loans and investments, unpledged securities which can be sold or utilized to secure funding and by the ability to attract new deposits. Webster's goal is to maintain a strong, increasing base of core deposits to support its growing balance sheet.

The main sources of liquidity are payments of principal and interest from its loan and securities portfolio and the ability to use its loan and securities portfolios as collateral for secured borrowings. The Bank is a member of the FHLB system. At December 31, 2002, outstanding FHLB advances totaled $2.2 billion and the Bank had additional borrowing capacity from the FHLB of $669.7 million. Investment securities were not pledged as collateral for FHLB advances at December 31, 2002. Had securities been used for collateral, additional borrowing capacity would be approximately $2.1 billion. The Bank also has the ability to borrow funds through repurchase agreements, using the securities portfolio as collateral. At December 31, 2002, outstanding repurchase agreements totaled $1.5 billion. FHLB advances, repurchase agreements and other borrowings increased $922.3 million from the prior year end, primarily to fund the increase in loans.

Other factors affecting liquidity include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, time deposit maturity structure and retention, credit ratings, investment portfolio cash flows, the composition, characteristics and diversification of wholesale funding sources, and the market value of investment securities that can be used to collateralize FHLB advances and repurchase agreements. The Bank's liquidity position is influenced by general interest rate levels, economic conditions and competition. For example, as interest rates decline, payments of principal from the loan and mortgage-backed securities portfolio accelerate, as borrowers are more willing to prepay. Additionally, the market value of the securities portfolio generally increases as rates decline, thereby increasing the amount of collateral available for funding purposes.

Management monitors current and projected cash needs and adjusts liquidity as necessary. Liquidity policy ratios are designed to measure the liquidity from several different perspectives: maturity concentration, diversification, and liquidity reserve. Actual ratios are measured against policy limits. In addition to funding under normal market conditions, there is a contingency funding plan which is designed for dealing with liquidity under a crisis so that measures can be implemented in an orderly and timely manner.

Webster's main sources of liquidity at the Parent Company level are dividends from the Bank, investment income and net proceeds from borrowings and capital offerings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster's common stock, and the payment of interest to holders of Senior Notes and capital securities. There are certain restrictions on the payment of dividends by the Bank to Webster. See Note 14 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information on dividend restrictions. Webster also maintains $75.0 million in revolving lines of credit with correspondent banks as a source of additional liquidity.

During 2002 and 2001, Webster repurchased a total of 3,960,690 and 374,756 shares, respectively, of its common stock utilizing funds of approximately $138.5 million and $11.2 million respectively. The repurchased shares were the result of an announcement during the 2001 third quarter of a Stock Repurchase Program to acquire 2.5 million shares of its common stock. Webster announced an additional Stock Repurchase Program during the third quarter of 2002 to buyback an additional 2.4 million shares. See Note 14 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information concerning stock repurchases.

On January 14, 2003, the Bank completed an offering of $200 million of subordinated notes. The notes have an interest rate of 5.875% and will mature on January 15, 2013. The notes constitute new funding and will supplement the Bank's existing capital, including regulatory capital.

The Bank is required by regulations adopted by the OTS to maintain minimum levels of liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OTS, may vary from institution to institution depending on such factors as the institution's overall asset/liability structure, market conditions, competition and the nature of the institution's deposit and loan customers. Management believes it exceeds all regulatory and operational liquidity requirements at December 31, 2002.

Applicable OTS regulations require the Bank, as a federal savings bank, to satisfy certain minimum capital requirements, including a leverage capital requirement and risk-based capital requirements. As an OTS regulated savings institution, the Bank is also subject to a minimum tangible capital requirement. At December 31, 2002, the Bank was in full compliance with all applicable capital requirements and met the FDIC requirements for a "well capitalized" institution. See Note 14 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information concerning capital.

The following tables summarize Webster's contractual obligations and commercial commitments as of December 31, 2002.

                                                                   Payments Due by Period
                                           ------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS:                                  Less than
                           (In thousands)      Total       one year       1-3 years      3-5 years   After 5 years
-------------------------------------------------------------------------------------------------------------------
FHLB advances                               $2,163,130       381,655       980,279        754,301        46,895
Senior notes                                   126,000            --            --        126,000            --
Other borrowed funds                         2,166,640     1,931,640       235,000             --            --
Operating leases                                77,815        13,497        21,945         13,915        28,458
-------------------------------------------------------------------------------------------------------------------
Total contractual cash obligations          $4,533,585     2,326,792     1,237,224        894,216        75,353
-------------------------------------------------------------------------------------------------------------------

                                                            Amount of Commitment Expirations Per Period
                                         --------------------------------------------------------------------------
COMMERCIAL COMMITMENTS:                    Total amounts   Less than
                        (In thousands)      committed      one year       1-3 years      3-5 years    After 5 years
-------------------------------------------------------------------------------------------------------------------
Lines of credit                             $1,425,267       315,428       727,983        326,641         55,215
Standby letters of credit                      127,794       113,576         2,675         11,365            178
Other commercial commitments                   117,832       105,116         8,177          4,453             86
-------------------------------------------------------------------------------------------------------------------
Total commercial commitments                $1,670,893       534,120       738,835        342,459         55,479
-------------------------------------------------------------------------------------------------------------------


ASSET/LIABILITY MANAGEMENT AND MARKET RISK
------------------------------------------

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

The Bank utilizes asset/liability models to measure equity and earnings at risk. Key assumptions underlying the present value of cash flows include the behavior of interest rates and spreads, asset prepayment speeds and attrition rates on deposits. Cashflow projections from the model are continually compared to market expectations for similar collateral type and adjusted based on Webster experience with its own portfolio. The model's valuation results are compared to observable market prices for similar instruments whenever possible. The Bank studies the behavior of its deposit and loan customers using historical time series analysis to model future customer behavior under varying interest rate environments.

Earnings at risk analyzes sensitivity in net income over a twelve-month horizon. It uses the same assumptions as equity at risk on the existing balance sheet, but also includes balance sheet growth assumptions over the next twelve months. It is a measure of short-term interest rate risk to reported earnings of the Bank.

Webster believes that an effective asset/liability management process must balance the risks and rewards from both long and short-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an Asset/Liability Committee ("ALCO"). The primary goal of Webster's ALCO is to manage interest rate risk to maximize net economic value and net income over time in changing interest rate environments subject to Board of Director approved limits. The Board approves limits for both equity and earnings at risk for parallel shocks in interest rates of plus and minus 100 and 200 basis points.

Webster also typically analyzes rate shocks of 300 basis points as well as ad hoc scenarios for specific economic scenarios. With today's overnight interest rate at 1.25%, downward parallel rate shocks of more than 100 basis points are unrealistic and therefore not currently analyzed. Equity and earnings at risk are quantified using simulation software from one of the leading firms in the field of Asset/Liability modeling. From such simulations, interest rate risk is quantified and appropriate strategies are formulated and implemented.

The simulation process uses multiple interest rate paths generated by an arbitrage-free trinomial lattice term structure model. The Base Case rate scenario, against which all others are compared, uses the month-end LIBOR/Swap yield curve as a starting point to derive forward rates for future months. Using interest rate swap option volatilities as inputs, the model creates multiple rate paths for this scenario with forward rates as the mean. In shock scenarios, the starting yield curve is shocked up or down in a parallel fashion. Future rate paths are then constructed in a similar manner to the Base Case.

Cash flows for all instruments are created for each scenario and each rate path using product specific prepayment models and account specific system data for properties such as maturity date, amortization type, coupon rate and repricing date. Webster enhances its Asset/Liability simulation software with a mortgage prepayment model and a Collateralized Mortgage Obligation database. Instruments with explicit options (i.e., caps, floors, puts and calls) and implicit options (i.e., prepayment and early withdrawal ability) require such a rate and cashflow modeling approach to more accurately quantify value and risk. On the asset side, Webster's risk is impacted the most by a large amount of mortgage loans and mortgage-backed securities, which can typically prepay at any time without penalty and may have embedded caps and floors. On the liability side, Webster has a large concentration of customers with indeterminate maturity deposits who have options to add or withdraw funds from their accounts at any time. The Bank also has the option to change the rate paid on these deposits at any time.

Webster has four main tools for managing interest rate risk: (1) the size and duration of the investment portfolio, (2) the size and duration of the wholesale funding portfolio, (3) off balance sheet interest rate contracts and (4) the pricing and structure of its loans and deposits. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, the Committee's interest rate expectations, the Bank's risk position and other factors. ALCO delegates pricing and product design responsibilities to individuals and sub-committees, but monitors and influences their actions on a regular basis.

Webster can use various interest rate contracts, including futures and options, interest rate swaps and interest rate caps and floors to manage interest rate risk by reducing net exposures. As of December 31, 2002, Webster was paying the floating rate side of $900 million in interest rate swaps of varying maturities. These swaps were entered into during 2002 in order to convert fixed rate Federal Home Loan Bank advances into floating rate liabilities. All of Webster's swaps qualify for the short cut hedge accounting treatment under SFAS No. 133. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged and therefore, the notional amounts should not be taken as a measure of credit risk. See Notes 1 and 15 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information.

Webster can also hold futures and options positions to minimize the price volatility of certain assets held as trading securities. Changes in the market value of these positions are recognized in the Consolidated Statements of Income in the period for which the change occurred.

The following table summarizes the estimated economic value of Webster's assets, liabilities and hedges at December 31, 2002 and 2001, and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

                                                               Estimated      Estimated Economic Value
                                                Book           Economic                Change
(Dollars in thousands)                          Value            Value          -100 BP       +100 BP
-------------------------------------------------------------------------------------------------------------------
2002
----
Assets                                       $ 13,468,004      13,397,462       120,111      (224,521)
Liabilities                                    12,432,546      12,612,250       316,798      (262,972)
Off-balance sheet contracts                            --         (24,957)       16,461       (15,942)
                                                                               ---------------------
  (Decrease) increase in net economic value                                    (180,226)       22,509
  Net change as % of Tier 1 Capital                                               (22.1)%         2.8%

2001
----
Assets                                      $  11,857,382      11,614,903       233,981      (286,658)
Liabilities                                    10,850,915      10,786,867       241,037      (184,241)
                                                                               ---------------------
  (Decrease) increase in net economic value                                      (7,056)     (102,417)
   Net change as % of Tier 1 Capital                                               (0.9)%       (12.3)%

The book value of assets exceeded the estimated market value at December 31, 2002 and 2001 because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $297.4 million and $320.1 million, respectively. The above table includes interest-earning assets that are not directly impacted by changes in interest rates. Assets include equity securities of $180.7 million at December 31, 2002 and $169.9 million at December 31, 2001. Equity securities include $150.0 million of FHLB stock $5.8 million of preferred stock and $24.9 million in common stock at December 31, 2002. See Note 4 of Notes to the Consolidated Financial Statements contained elsewhere within this report for further information concerning investment securities. Values for mortgage servicing rights have been included in the tables above as movements in interest rates affect the valuation of the servicing rights.

The change in sensitivity between 2002 and 2001 is due to changes in the interest rate environment and structural changes in the balance sheet. Interest rates have fallen and the yield curve has flattened with short rates down 50 basis points and long rates down from 100 to 200 basis points from the prior year end. This has shortened mortgage-related asset durations and lengthened core deposit durations significantly. In addition, while long duration core non-maturity deposit volumes have grown by approximately $775 million in the past year, most of the asset growth has been concentrated in short duration floating rate assets like home equity credit lines and asset based commercial lending.

Duration is expressed in terms of years and is a measure of the price sensitivity of financial instruments for small changes in interest rates. For fixed rate instruments it can also be thought of as the weighted average expected time to receive future cash flows. The longer the duration, the greater the price sensitivity for changes in interest rates. Floating rate instruments are considered to have a duration of one month and therefore have very little price sensitivity due to changes in interest rates. Increases in interest rates typically reduce the value of assets as future discounted cash flows are worth less at higher discount rates. A liability's value decreases for the same reason in a rising rate environment. A reduction in value of a liability is a benefit, however, as this is an obligation of the Bank.

A duration gap between assets and liabilities near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. A negative duration gap implies that assets are shorter than liabilities and therefore, they have less economic price sensitivity than liabilities and will reset their interest rates faster than liabilities. Consequently, Webster's net estimated economic value would increase when rates rise as the decreased value of liabilities would more than offset the decreased value of assets. The opposite would occur when rates fall. Webster's net income would also generally be expected to increase when rates rise and decrease when rates fall. Webster's duration gap was a negative 1.0 at 2002 year end.

The estimated change in Webster's net income for the subsequent twelve month period beginning December 31, 2002 for an increase and decrease in interest rate of 100 basis point was an increase of 7.1% and a decrease of 12.8%, respectively. This estimate assumes interest rates instantaneously increase or decrease parallel along the yield curve. At December 31, 2001, the estimated changes were a decrease of 1.5% and an increase of 0.4%, respectively.

Webster expects interest rates to rise in second half of 2003 and is positioned to benefit accordingly. This position has been achieved primarily through shortening duration of the investment portfolio and strong growth in core deposits.

These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The economic values and net income estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at December 31, 2002 represents a reasonable level of risk given the low probability of a further significant decline in interest rates. Management, as always, is prepared to act in the event that interest rates do fall.

FINANCIAL CONDITION
-------------------

At December 31, 2002, total assets were $13.5 billion, an increase of $1.6 billion, or 13.6%, as compared to total assets of $11.9 billion at December 31, 2001. The increase in total assets for the current year period was primarily due to an increase in loans of $1.1 billion. Total liabilities increased $1.6 billion for the current year period primarily due to increases in deposits and borrowings of $539.7 million and $922.3 million, respectively. Total equity at December 31, 2002 and 2001 was $1.0 billion.

Securities increased by $125.9 million, or 3.1%, to $4.1 billion at December 31, 2002. As mortgage securities prepaid at accelerated speeds due to the low interest rate environment during 2002, Webster reinvested these funds into its securities portfolio. These additional investments were primarily mortgage-related securities, as their balance rose to $3.7 billion at December 31, 2002 from $3.6 billion, an increase of 2.6%.

Loans, net increased $1.1 billion, or 15.9%, to $7.8 billion at December 31, 2002. Webster made progress in achieving its strategic plan for the loan portfolio. The plan called for an increase in the percentage of outstanding commercial and consumer loans, while reducing the reliance on residential mortgage loans. Residential mortgage loans decreased to 43.4% of net loans at December 31, 2002 from 50.3% a year earlier. Commercial and consumer loans increased to 36.3% and 21.8%, respectively, from 34.8% and 16.3%, respectively, a year earlier. Loans held for sale totaled $405.2 million at December 31, 2002, an increase of $261.3 million, or 182%, from a year earlier. As Webster's wholesale lending volume increased substantially, so did the balance of loans held for sale.

At December 31, 2002, Webster's net deferred tax asset approximated $15.0 million, and included a valuation allowance of approximately $10.5 million for the full amount of the Connecticut state tax portion of its gross deferred tax assets, due to uncertainties of realization. Management believes it is more likely than not that Webster will realize its net deferred tax assets, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that Webster will generate any specific level of future income.

Deposits increased $539.7 million, or 7.6%, to $7.6 billion at December 31, 2002. Deposits also reflected the success of Webster's strategic plan. The increase occurred entirely in the lower cost, non-maturity deposits, as demand deposits, NOW accounts, regular savings and money market deposits which increased by $776.2 million, or 18.8% while higher cost certificates of deposit decreased by $236.5 million, or 8.1%. Certificates of deposit decreased as a percentage of total deposits to 35.4% at December 31, 2002 from 41.4% a year earlier. As a result of the combined effects of the decrease in interest rates during 2002 and the migration of deposits to lower cost, non-maturity deposits, the weighted average interest rate dropped to 1.65% at December 31, 2002 from 2.40% a year earlier.

Total borrowings increased $922.3 million, or 26.1%, to $4.5 billion at December 31, 2002. Due to the current low interest rate environment, a portion of the borrowings portfolio was swapped from fixed to floating to take advantage of the current lower rates. During 2002, $883 million of FHLB advances outstanding at December 31, 2001 matured and $100 million was called prior to maturity. New borrowings consisted of $50 million of new 3 year advances, $200 million of 5 year advances and $300 million of 2 years advances. The swapping of these transactions should reduce the volatility of borrowing costs over the short term.

Total shareholders' equity at December 31, 2002 was $1.0 billion. The $29.0 million increase in equity is primarily due to net income of $152.7 million and the change in unrealized gains on available for sale securities of $34.8 million, partially offset by cash dividends of $35.5 million and stock repurchases of $138.5 million.

ASSET QUALITY
-------------

Asset quality improved significantly in 2002 as nonperforming assets declined to $50.0 million compared to $62.5 million at year end 2001. Classified loans totaled $113.0 million at December 31, 2002, a decline of $27.8 million from $140.8 million a year ago. These improvements were due primarily to the elimination of Webster's exposure to classified telecommunications and cable loans in 2002. As a result of the sale and writedown of these loans, management increased the loan loss provision in the fourth quarter. The level of the overall loan loss allowance has increased to 1.48% of total loans at year end compared with 1.43% at December 31, 2001. Management believes the level of allowance at December 31, 2002 is adequate for the level of risks in the portfolio.

Nonperforming assets, classified assets, loan delinquency and credit losses are considered by Webster to be key measures of asset quality. Asset quality is one of the key factors in the determination of the level of the allowance for loan losses. See "Allowance for Loan Losses" contained elsewhere within this section for further information on the allowance.

NONPERFORMING ASSETS

Webster devotes significant attention to maintaining asset quality through conservative underwriting standards, active servicing of loans and aggressively managing nonperforming assets. Nonperforming assets, which include nonaccrual loans and loans held for sale, loans past due 90 days or more and accruing and foreclosed properties were $50.0 million and $62.5 million at December 31, 2002 and 2001, respectively. The aggregate amount of nonperforming assets decreased as a percentage of total assets to 0.37% at December 31, 2002 from 0.53% at December 31, 2001.

Nonperforming loans were $43.3 million at December 31, 2002, compared to $57.4 million at December 31, 2001. Nonperforming loans are defined as nonaccruing loans and loans past due 90 or more days and accruing. The ratio of nonperforming loans to total loans was 0.55% and 0.84% at December 31, 2002 and 2001, respectively. The allowance for loan losses at December 31, 2002 was $116.8 million and represented 270.1% of nonperforming loans and 1.48% of total loans. The allowance for loan losses at December 31, 2001 was $97.3 million and represented 169.5% of nonperforming loans and 1.43% of total loans. Interest on nonaccrual loans that would have been recorded as additional income for the years ended December 31, 2002, 2001 and 2000 had the loans been current in accordance with their original terms approximated $3.2 million, $3.9 million, and $3.6 million, respectively. See Note 1 of Notes to Consolidated Financial Statements contained elsewhere within this report for information concerning Webster's nonaccrual loan policy.

The decrease in nonperforming loans of $14.1 million, or 24.7%, was due mainly to five classified shared national telecommunications credits totaling $25.8 million, $14.2 million of which were nonperforming and two classified shared national cable credits totaling $9.8 million, which were sold or transferred to held for sale during the fourth quarter of 2002. A writedown of $12.4 million was taken against the allowances for loan losses at the time of sale or transfer.

The following table details Webster's nonperforming assets for the last five years.


                                                                            At December 31,
                                                   ---------------------------------------------------------------------
(In thousands)                                       2002            2001           2000           1999          1998
------------------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis:
Commercial:
   Commercial banking                               $15,486         20,574         11,360         13,169          7,104
   Specialized lending                                3,399          8,947          5,168             --             --
   Equipment financing                                6,586          7,333             --             --             --
------------------------------------------------------------------------------------------------------------------------
   Total commercial                                  25,471         36,854         16,528         13,169          7,104
Commercial real estate                                9,109         11,062         13,340         12,553          9,345
Residential                                           7,263          7,677          8,842         11,490         12,418
Consumer                                                894          1,823          2,324          1,182          1,852
------------------------------------------------------------------------------------------------------------------------
   Total nonaccruing loans                           42,737         57,416         41,034         38,394         30,719
------------------------------------------------------------------------------------------------------------------------
Nonaccruing loans held for sale:
   Commercial                                         3,706             --             --             --             --
------------------------------------------------------------------------------------------------------------------------
Loans past due 90 days or more and accruing:
   Commercial                                           515             --             --            698          1,209
------------------------------------------------------------------------------------------------------------------------
Foreclosed Properties:
   Residential and consumer                             509          2,504          2,284          2,698          1,715
   Commercial                                         2,568          2,534          1,011          2,210          3,447
------------------------------------------------------------------------------------------------------------------------
   Total foreclosed property                          3,077          5,038          3,295          4,908          5,162
------------------------------------------------------------------------------------------------------------------------
      Total nonperforming assets                    $50,035         62,454         44,329         44,000         37,090
========================================================================================================================

It is Webster's policy that all loans 90 or more days past due are placed in nonaccruing status. Occasionally, there are circumstances that cause loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection.

TROUBLED DEBT RESTRUCTURES

The following accruing loans are considered troubled debt restructurings consistent with SFAS No. 15. A modification of terms constitutes a troubled debt restructuring if the Bank, for reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider.

                                                                At December 31,
                                   ---------------------------------------------------------------------------
(In thousands)                      2002             2001             2000             1999             1998
--------------------------------------------------------------------------------------------------------------
  Residential                      $  826            1,262            1,588            1,273            4,649
  Commercial real estate               18            3,767            3,842            4,033               --
  Commercial                           --               --               --               33            4,258
  Consumer                             78              204               32              564            2,089
--------------------------------------------------------------------------------------------------------------
     Total                         $  922            5,233            5,462            5,903           10,996
==============================================================================================================

OTHER PAST DUE LOANS

The following table sets forth information as to the Bank's loans past due 30-89 days.

                                                                         December 31,
                         -----------------------------------------------------------------------------------------------------------
                                 2002                 2001                   2000                 1999                1998
                         -----------------------------------------------------------------------------------------------------------
                                     Percent                Percent              Percent              Percent              Percent
                         Principal   of loans   Principal  of loans   Principal of loans   Principal of loans   Principal of loans
(Dollars in thousands)   Balances   outstanding Balances  outstanding Balances outstanding Balances outstanding Balances outstanding
------------------------------------------------------------------------------------------------------------------------------------
  Residential             $13,318      0.17%     $18,359      0.27%    $20,974    0.30%    $20,499     0.34%     $26,727     0.48%
  Commercial               21,894      0.28       16,286      0.23      10,883    0.16       7,104     0.12        5,613     0.10
  Commercial real estate   21,324      0.27       22,973      0.34      16,101    0.23      11,865     0.19       12,369     0.22
  Consumer                  6,757      0.08        5,260      0.08       6,135    0.09       4,746     0.08        6,873     0.13
------------------------------------------------------------------------------------------------------------------------------------
    Total                 $63,293      0.80%     $62,878      0.92%    $54,093    0.78%    $44,214     0.73%     $51,582     0.93%
====================================================================================================================================

CLASSIFIED LOANS

Under the loan classification system, problem loans are classified as substandard, doubtful or loss (collectively classified loans), depending on the presence of certain characteristics. A loan is considered substandard if, in the opinion of management, there are potential deficiencies which could result in the loan becoming inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility that the institution could sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses that are present make collection or liquidation in full on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as loss are those considered uncollectible and of such little value that to continue to report them as loans without the establishment of a specific loss reserve is not warranted. The loan classification system is consistent with the classification system prescribed by the OTS.

When loans are classified as either substandard or doubtful, a portion of the allowance for loan losses in an amount deemed prudent by management is allocated as either a specific reserve or a general reserve against such loans. Specific reserves represent an allocation of the allowance against specific credits where a deficiency in collateral value or cash flow exists. See Note 5 of Notes to Consolidated Financial Statements included elsewhere within this report for additional information, including the recognition of cash basis interest income. All other substandard or doubtful loans receive an allocation of a general reserve. General reserves represent a portion of the allowance for loan losses which has been allocated to recognize the inherent risk associated with these loans. When loans are classified as loss, a specific allowance for the loss is established equal to 100% of the amount of the loan and a charge-off is subsequently taken for such amount. An institution's determination as to the classification of its loans and the amount of its allocated reserves is subject to review by the OTS, which can require the establishment of additional reserves if it is in disagreement with the institution.

The following table summarizes Webster's classified loans, including nonperforming loans at December 31, 2002 and 2001.


                                                                              Commercial
                                                                        -----------------------
                                                                        Commercial
(In thousands)                             Total        Residential      Banking*   Specialized         CRE**      Consumer
-----------------------------------------------------------------------------------------------------------------------------
  DECEMBER 31, 2002
  Substandard:
    Accruing                              $ 70,245          1,171        50,347        18,727            --            --
    Nonaccruing                             38,994          7,155        31,082            --            --           757
-----------------------------------------------------------------------------------------------------------------------------
     Total substandard                     109,239          8,326        81,429        18,727            --           757
  Doubtful:
     Nonaccruing                             3,743            108            99         3,399            --           137
  Loss                                          --             --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------------------
    Total classified loans                $112,982          8,434        81,528        22,126            --           894
=============================================================================================================================

  Classified as a percent of loans             1.4%           0.2           5.8           5.8            --           0.1
=============================================================================================================================



                                                                              Commercial
                                                                        -----------------------
                                                                        Commercial
(In thousands)                             Total        Residential      Banking*   Specialized         CRE**      Consumer
-----------------------------------------------------------------------------------------------------------------------------
  DECEMBER 31, 2001
  Substandard:
    Accruing                              $ 88,397          1,872        41,751        44,482            --           292
    Nonaccruing                             47,846          7,677        32,693         5,548           275         1,653
-----------------------------------------------------------------------------------------------------------------------------
     Total substandard                     136,243          9,549        74,444        50,030           275         1,945
-----------------------------------------------------------------------------------------------------------------------------
  Doubtful:
    Accruing                                    66             54            --            --            --            12
    Nonaccruing                              4,464             --           895         3,399            --           170
-----------------------------------------------------------------------------------------------------------------------------
     Total doubtful                          4,530             54           895         3,399            --           182
-----------------------------------------------------------------------------------------------------------------------------
  Loss                                          --             --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------------------
    Total classified loans                $140,773          9,603        75,339        53,429           275         2,127
=============================================================================================================================

  Classified as a percent of loans             2.1%           0.3           7.9          13.0            --           0.2
=============================================================================================================================



* Includes Middle Market, Small Business Banking, Asset-Based Lending and Equipment Financing.

** Does not include CRE loans administered by Middle Market and Small Business
   Banking, which are included in  Commercial Banking.

At December 31, 2002, there was a decrease of $27.8 million in classified loans from the prior year end. This decrease occurred primarily in the Specialized portfolio, in which classified loans declined $31.3 million. This decline was due primarily to the fourth quarter telecommunication and cable loans activity previously discussed. Improvements were also achieved in the Residential,

Consumer and CRE portfolios. The improvements were somewhat offset by an increase in Classified Commercial Banking loans of $6.2 million. Classified loans as a percent of total loans decreased to 1.4% from 2.1% the prior year. Classified as a percentage of loans in the Specialized portfolio decreased to 5.8% at December 31, 2002 from 13.0% at December 31, 2001. Classified Commercial Banking loans also decreased to 5.8% of the portfolio from 7.9% the prior year although classified loan totals increased. The Classified loans table above does not include loans held for sale. At December 31, 2002, there were $3.7 million in commercial loans held for sale that were classified as substandard. At December 31, 2001, there were no classified held for sale loans.

Because Webster believes that early identification and management of problem loans serves to minimize future losses, it employs a rigorous portfolio review and management process, which identifies deteriorating credit risk and proactively manages problem loans. At December 31, 2002, $42.7 million of nonperforming loans (excluding accruing troubled debt restructurings) were included in the classified loan total. The remaining classified loans of $70.3 million continued to perform in accordance with their contractual terms and to accrue interest. Under the definition of substandard above, these loans are considered by management to be potential problem loans.

ALLOWANCE FOR LOAN LOSSES
-------------------------

METHODOLOGY

The allowance for loan losses is maintained at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors which, in management's judgment, deserve current recognition in estimating loan losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on nonaccrual loans, classified loans and watch list loans including an analysis of the collateral for such loans. The allowance for loan losses at December 31, 2002 and 2001 totaled $116.8 million and $97.3 million, respectively. Management believes that the allowance for loan losses at December 31, 2002 is adequate to cover expected losses inherent in the loan portfolio.

Management considers the adequacy of the allowance for loan losses a critical accounting policy, consistent with the SEC's financial release concerning critical accounting policies. As such, the adequacy of allowance for loan losses is subject to judgment in its determination. Actual loan losses could differ materially from management's calculation if actual loss factors and conditions differ significantly from the assumptions utilized by management. These factors and conditions include the general economic conditions within Connecticut and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for loan losses is adequate as of December 31, 2002, actual results may prove different and these differences could be significant.

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

Webster analyzes the data and estimates probable losses in the portfolio by calculating formula allowances for homogeneous pools of loans and classified loans and specific allowances for impaired loans. The formula allowance is calculated by applying loss factors to the loan pools based on historic default and loss rates, internal risk ratings, and other risk-based characteristics. Changes in risk ratings, and other risk factors, from period to period for both performing and nonperforming loans affect the calculation of the formula allowance. Loss factors are based on Webster's loss experience, and may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Webster's approach fully allocates the allowance. At December 31, 2002 there were no unallocated reserves. Webster considers the following when determining probable losses:

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

ALLOWANCE FOR LOAN LOSSES

At December 31, 2002, Webster's allowance for loan losses was $116.8 million, or 1.48% of the total loan portfolio, and 270% of total nonperforming loans. This compares with an allowance of $97.3 million or 1.43% of the total loan portfolio, and 169% of total nonperforming loans at December 31, 2001.

A writedown of $12.4 million to the allowance resulted from the sale or transfer to held for sale of five classified shared national telecommunication credits totaling $25.8 million. The $16.3 million addition to the allowance for acquired loans resulted from the Whitehall asset-based loan acquisition.

Net charge-offs for 2002 totaled $13.4 million as compared to $9.8 million for 2001 reflecting an increase of $3.6 million. The increase was primarily the result of commercial loan net charge-offs being $4.3 million higher for 2002. Equipment Financing net charge-offs increased by $2.7 million to $3.2 million, or 27% of commercial net charge offs. Specialized Lending net charge-off increased by $1.6 million to $6.5 million or 54%.

As management performed its review of the loan portfolio and the loan loss allowance, it considered various factors when determining the adequacy of the allowance. This review included the specialized lending portfolio and the additional risks inherent in this portfolio. Based upon this review, management believes that the allowance for loan losses at December 31, 2002 is adequate to cover probable losses in the loan portfolio.

A summary of the activity in the allowance for loan losses for the last five years follows:


                                                                      For the years ended December 31,
                                                     --------------------------------------------------------------------------
(Dollars in thousands)                                   2002           2001           2000           1999           1998
-------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                       $  97,307         90,809         72,658         65,201         71,599

Allowances for acquired loans                           16,338          1,851         10,980          3,647             --
Reclassification of allowance for segregated
   asset losses                                             --             --             --             --          2,623
Writedown of loans transferred to held for sale        (12,432)            --             --             --             --
Provisions charged to operations                        29,000         14,400         11,800          9,000          8,103
-------------------------------------------------------------------------------------------------------------------------------
   Subtotal                                            130,213        107,060         95,438         77,848         82,325
-------------------------------------------------------------------------------------------------------------------------------
Charge-offs:
   Residential                                            (882)        (1,096)        (1,583)        (3,246)       (13,662)
   Commercial                                          (13,775)        (8,978)        (3,781)        (2,376)        (2,644)
   Commercial real estate (a)                               --             --             --             --         (1,400)
   Consumer                                             (1,093)        (1,501)        (1,452)        (1,784)        (3,556)
-------------------------------------------------------------------------------------------------------------------------------
    Total charge-offs                                  (15,750)       (11,575)        (6,816)        (7,406)       (21,262)
Recoveries:
   Residential                                             191            333            372            838          1,081
   Commercial                                            1,813          1,267          1,571          1,079          2,755
   Commercial real estate (a)                               --             --             --             --             --
   Consumer                                                337            222            244            299            302
-------------------------------------------------------------------------------------------------------------------------------
   Net charge-offs                                     (13,409)        (9,753)        (4,629)        (5,190)       (17,124)
-------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                             $ 116,804         97,307         90,809         72,658         65,201
===============================================================================================================================



(a) All Small Business Banking loans, both commercial and commercial real estate, are considered commercial for purposes of charge-offs and recoveries.

The ratio of net charge-offs to average loans outstanding for the last five years follows:

                                    For the years ended December 31,
                     -----------------------------------------------------------
                      2002           2001          2000        1999        1998
--------------------------------------------------------------------------------
  Residential         0.02%          0.02          0.03        0.06        0.31
  Commercial          0.75           0.58          0.21        0.21        0.43
  Consumer            0.05           0.16          0.19        0.28        0.57
--------------------------------------------------------------------------------
     Total            0.18%          0.14          0.07        0.09        0.32
================================================================================

The following table presents an allocation of the allowance for loan losses at the dates indicated and the related percentage of loans in each category to the Bank's loan receivable portfolio.



                                                                                At December 31,
                                    ------------------------------------------------------------------------------------------------
                                              2002                 2001               2000              1999                1998
                                    ------------------------------------------------------------------------------------------------
                                             Percent              Percent            Percent           Percent             Percent
                                            of loans             of loans            of loans          of loans            of loans
                                             in each              in each            in each           in each             in each
                                             category            category            category          category            category
                                             to total            to total            to total          to total            to total
 (Dollars in thousands)             Amount     loans   Amount      loans   Amount      loans   Amount   loans   Amount      loans
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end
   of period applicable to:
   Residential mortgage            $ 18,540    42.8%  $ 17,614     49.6%  $ 18,321     60.0%  $ 25,196   63.9%  $ 23,237     69.6%
   Commercial loans                  67,293    22.7     47,390     20.1     43,798     17.5     20,566   15.0     13,430      9.8
   Commercial real estate            19,646    13.0     22,894     14.3     20,865     12.4     20,630   12.2     22,309     11.1
   Consumer loans                    11,325    21.5      9,409     16.0      7,825     10.1      6,266    8.9      6,225      9.5
------------------------------------------------------------------------------------------------------------------------------------
   Total                           $116,804   100.0%  $ 97,307    100.0%  $ 90,809    100.0%  $ 72,658  100.0%  $ 65,201    100.0%
====================================================================================================================================



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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Information regarding quantitative and qualitative disclosures about market risk appears under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Asset/Liability Management and Market Risk".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

     Management's Report.....................................................37

     Independent Auditors' Report............................................37

     Consolidated Statements of Condition....................................38

     Consolidated Statements of Income.......................................39

     Consolidated Statements of Comprehensive Income.........................40

     Consolidated Statements of Shareholders' Equity.........................41

     Consolidated Statements of Cash Flows...................................43

     Notes to Consolidated Financial Statements..............................45

MANAGEMENT'S REPORT

TO OUR SHAREHOLDERS:

The management of Webster is responsible for the integrity and objectivity of the financial and operating information contained in this annual report, including the Consolidated Financial Statements covered by the Independent Auditors' Report. These statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts that are based on the best estimates and judgment of management.

Webster has internal controls, which provide management with reasonable assurance that transactions are recorded and executed in accordance with its authorizations, that assets are properly safeguarded and accounted for, and that financial records are maintained so as to permit preparation of financial statements in accordance with generally accepted accounting principles. The internal control components include formal procedures, an organizational structure that segregates duties, and a comprehensive program of periodic audits by the internal auditors. Webster has also instituted policies which require employees to maintain the highest level of ethical standards.

In addition, the Audit Committee of the Board of Directors, consisting solely of independent outside directors, meets periodically with management, the internal auditors and the independent auditors to review internal controls, audit results and accounting principles and practices, and annually recommends to the Board of Directors the selection of independent auditors.

/s/ James C. Smith                               /s/ William J. Healy
--------------------------------------           -------------------------------
James C. Smith                                   William J. Healy
Chairman and Chief Executive Officer             Executive Vice President and
                                                 Chief Financial Officer




INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
WEBSTER FINANCIAL CORPORATION
WATERBURY, CONNECTICUT

We have audited the accompanying consolidated statements of condition of Webster Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Webster Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as of July 1, 2002, for stock-based compensation awards made after January 1, 2002 on a prospective basis. Also, as discussed in
Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and Statement of Financial Accounting Standards No. 147, Accounting for Certain Acquisition of Financial Institutions.

/s/ KPMG LLP

January  22, 2003
Hartford, Connecticut

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION



                                                                                                  At December 31,
--------------------------------------------------------------------------------------------------------------------------
(In thousands, except share and per share data)                                             2002                  2001
--------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from depository institutions                                              $    266,463              218,908
Short-term investments                                                                       15,596               35,937
Securities: (Notes 4 and 13)
  Trading, at fair value                                                                      5,752                   --
  Available for sale, at fair value                                                       4,119,245            3,999,133
Loans held for sale                                                                         405,157              143,918
Loans, net (Notes 5 and 6)                                                                7,795,835            6,725,993
Accrued interest receivable                                                                  54,601               54,288
Goodwill (Note 9)                                                                           236,478              222,699
Cash surrender value of life insurance                                                      172,066              163,023
Premises and equipment, net (Note 7)                                                         84,683               82,808
Intangible assets (Note 9)                                                                   60,881               97,352
Deferred tax asset, net (Note 8)                                                             14,951               33,158
Prepaid expenses and other assets                                                           236,296               80,165
--------------------------------------------------------------------------------------------------------------------------
    Total assets                                                                       $ 13,468,004           11,857,382
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits (Note 11)                                                                     $  7,606,122            7,066,471
Securities sold under agreement to repurchase and
  other borrowings (Note 13)                                                              2,166,640              876,185
Federal Home Loan Bank advances (Note 12)                                                 2,163,029            2,531,179
Senior notes (Note 13)                                                                      126,000              126,000
Accrued expenses and other liabilities                                                      239,923               91,503
--------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                    12,301,714           10,691,338
--------------------------------------------------------------------------------------------------------------------------

Corporation-obligated mandatorily redeemable capital securities
  of subsidiary trusts (Note 20)                                                            121,255              150,000
Preferred stock of subsidiary corporation (Note 21)                                           9,577                9,577

Commitments and contingencies (Notes 5, 6 and 22)                                                --                   --

Shareholders' Equity: (Note 14)
  Common stock, $.01 par value:
    Authorized - 200,000,000 shares at December 31, 2002 and 2001; Issued -
    49,506,970 shares at December 31, 2002
    and 49,502,742 shares at December 31, 2001                                                  495                  495
  Paid-in capital                                                                           415,067              415,194
  Retained earnings                                                                         707,531              590,254
  Less Treasury stock at cost, 3,880,973 shares at December 31,
    2002 and 353,325 shares at December 31, 2001                                           (134,318)             (10,141)
  Unearned compensation                                                                      (3,913)              (3,998)
  Less employee stock ownership plan shares purchased with debt                                  --                 (286)
  Accumulated other comprehensive income (loss)                                              50,596               14,949
--------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                             1,035,458            1,006,467
--------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                                         $ 13,468,004           11,857,382
==========================================================================================================================



See accompanying Notes to Consolidated Financial Statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                  Years ended December 31,
------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                      2002              2001              2000
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans and loans held for sale                                           $ 464,400           519,920           518,315
Securities and short-term investments                                     227,634           237,315           220,596
------------------------------------------------------------------------------------------------------------------------
  Total interest income                                                   692,034           757,235           738,911
------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits (Note 11)                                                        146,162           216,335           224,294
Borrowings                                                                140,144           173,421           188,101
------------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                  286,306           389,756           412,395
------------------------------------------------------------------------------------------------------------------------
  Net interest income                                                     405,728           367,479           326,516
Provision for loan losses (Note 6)                                         29,000            14,400            11,800
------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                     376,728           353,079           314,716
------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Deposit service charges                                                    61,610            56,061            49,201
Loan fees                                                                  18,531            16,262            10,858
Insurance revenue                                                          27,073            21,751            14,360
Trust and investment services                                              15,918            18,346            18,184
Financial advisory services                                                19,277            15,525             1,290
Gain on sale of loans and loan servicing, net                               5,808             2,771             3,956
Increase in cash surrender value of life insurance                          9,042             9,164             8,555
Gain on sale of securities, net (Note 4)                                   23,377            10,621             8,445
Gain on sale of deposits                                                       --                --             4,859
Other income                                                                4,936            11,597             9,113
------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                                185,572           162,098           128,821
------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES:
Compensation and benefits                                                 171,042           142,899           122,257
Occupancy                                                                  26,606            25,643            24,774
Furniture and equipment                                                    29,167            27,878            26,302
Goodwill and intangible amortization (Note 9)                              16,017            31,227            22,400
Marketing                                                                  10,522             8,728             9,118
Professional services                                                      11,404             8,516             7,399
Acquisition-related                                                         1,965                --                --
Capital securities (Note 20)                                               13,525            14,462            14,323
Dividends on preferred stock of subsidiary corporation (Note 21)              863               985             4,151
Branch reconfiguration                                                         --             3,703                --
Other expenses                                                             47,212            44,891            36,406
------------------------------------------------------------------------------------------------------------------------
  Total noninterest expenses                                              328,323           308,932           267,130
------------------------------------------------------------------------------------------------------------------------
Income before income taxes, extraordinary item and cumulative
  effect of change in accounting method                                   233,977           206,245           176,407
  Income taxes (Note 8)                                                    73,965            69,430            58,116
------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item and cumulative
  effect of change in accounting method                                   160,012           136,815           118,291
Extraordinary item - early extinguishment of debt
   (net of tax benefit of $596) (Note 17)                                      --            (1,209)               --
Cumulative effect of change in method of accounting (net of tax
   benefit of $3,920 and $1,196, respectively) (Notes 9 and 15)            (7,280)           (2,418)               --
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                              $ 152,732           133,188           118,291
========================================================================================================================



See accompanying Notes to Consolidated Financial Statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES


                                                                                             Years ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                               2002                 2001                2000
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                       $  152,732             133,188             118,291

BASIC EARNING PER SHARE:
Income before extraordinary item and
  cumulative effect of change in accounting method                               $     3.36                2.79                2.58
Extraordinary item - early extinguishment of debt                                        --               (0.03)                 --
Cumulative effect of change in method of accounting                                   (0.15)              (0.05)                 --
------------------------------------------------------------------------------------------------------------------------------------
  Net income                                                                     $     3.21                2.71                2.58
====================================================================================================================================

DILUTED EARNINGS PER SHARE:
Income before extraordinary item and cumulative
  effect of change in accounting method                                          $     3.31                2.75                2.55
Extraordinary item - early extinguishment of debt                                        --               (0.02)                 --
Cumulative effect of change in method of accounting                                   (0.15)              (0.05)                 --
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                       $     3.16                2.68                2.55
====================================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                                              47,584              49,086              45,910
  Diluted                                                                            48,392              49,743              46,428
====================================================================================================================================


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                             Years ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(In thousands                                                                       2002                 2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                       $  152,732             133,188             118,291
Other comprehensive income, net of tax:
  Unrealized net holding gain on securities available for sale arising during year (net of income tax effect of $32,351,
   $14,804 and $44,297, for 2002, 2001 and 2000, respectively)                       48,628              23,570              67,973

  Reclassification adjustment for net gains included in
   net income (net of income tax effect of  $9,194,
   $3,529 and $3,315 for 2002, 2001 and 2000, respectively)                         (13,862)             (6,850)             (6,730)
  Additional minimum pension liability (net of income tax
   expense (benefit) of $474)                                                           881                (881)                 --
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                           35,647              15,839              61,243
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                             $  188,379             149,027             179,534
====================================================================================================================================



See accompanying Notes to Consolidated Financial Statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                         Employee     Accumulated
                                                                                           Stock        Other
                                                                                         Ownership      Compre-
                                                                            Unearned    Plan Shares     hensive
(In thousands, except          Common    Paid-in    Retained    Treasury     Compen-     Purchased      Income
per share data)                Stock     Capital    Earnings      Stock      sation      With Debt      (Loss)       Total
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999    $   452    301,336     400,413      (3,274)        --        (1,127)      (62,133)      635,667

Net income for 2000                --         --     118,291          --         --            --            --       118,291
Dividends paid:
  $.62 per common share            --         --     (28,645)         --         --            --            --       (28,645)
Allocation of ESOP shares          --        814          --          --         --           485            --         1,299
Exercise of stock options           9     13,299          --          --         --            --            --        13,308
Common stock repurchased           --         --          --    (110,797)        --            --            --      (110,797)
Consideration granted for
  purchase acquisitions            34    104,274          --      99,758         --            --            --       204,066
Net unrealized gain on
  securities available for
  sale, net of taxes               --         --          --          --         --            --        61,243        61,243
Stock-based compensation           --        (23)        (35)        952     (1,640)           --            --          (746)
Common stock retired for
  purchase acquisitions            --     (3,603)         --          --         --            --            --        (3,603)
Other, net                         --        237          54          --         --            --            --           291
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000    $   495    416,334     490,078     (13,361)    (1,640)         (642)         (890)      890,374
-----------------------------------------------------------------------------------------------------------------------------

Net income for 2001                --         --     133,188          --         --            --            --       133,188
Dividends paid:
  $.67 per common share            --         --     (33,003)         --         --            --            --       (33,003)
Allocation of ESOP shares          --        440          --          --         --           356            --           796
Exercise of stock options          --     (2,961)         --      10,583         --            --            --         7,622
Common stock repurchased           --         --          --     (11,223)        --            --            --       (11,223)
Consideration granted for
  purchase acquisitions            --        221          --       1,181         --            --            --         1,402
Net unrealized gain on
  securities available for
  sale, net of taxes               --         --          --          --         --            --        16,720        16,720
Stock-based compensation           --      1,160          --       2,679     (2,358)           --            --         1,481
Additional minimum pension
  liability, net of tax            --         --          --          --         --            --          (881)         (881)
Other, net                         --         --          (9)         --         --            --            --            (9)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001    $   495    415,194     590,254     (10,141)    (3,998)         (286)       14,949     1,006,467
-----------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                                        Employee      Accumulated
                                                                                          Stock         Other
                                                                                        Ownership       Compre-
                                                                            Unearned   Plan Shares      hensive
(In thousands, except          Common    Paid-in    Retained    Treasury     Compen-    Purchased       Income
per share data)                Stock     Capital    Earnings      Stock      sation     With Debt       (Loss)       Total
-----------------------------------------------------------------------------------------------------------------------------

Net income for 2002           $    --         --     152,732          --         --            --            --       152,732
Dividends paid:
  $.74 per common share            --         --     (35,463)         --         --            --            --       (35,463)
Allocation of ESOP shares          --        571          --          --         --           286            --           857
Exercise of stock options          --     (1,630)         --       7,664         --            --            --         6,034
Common stock repurchased           --         --          --    (138,511)        --            --            --      (138,511)
Consideration granted for
  purchase acquisitions            --         --          --       2,765         --            --            --         2,765
Net unrealized gain on
  securities available for
  sale, net of taxes               --         --          --          --         --            --        34,766        34,766
Stock-based compensation           --        922           8       3,905         85            --            --         4,920
Additional minimum pension
  liability adjustment,
  net of tax                       --         --          --          --         --            --           881           881
Other, net                         --         10          --          --         --            --            --            10
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002    $   495    415,067     707,531    (134,318)    (3,913)           --        50,596     1,035,458
-----------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Years ended December 31,
---------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                         2002             2001         2000
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                         $    152,732        133,188      118,291
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                              29,000         14,400       11,800
  Depreciation and amortization                                                          24,423         21,567       26,800
  Amortization (accretion) of securities premiums/discounts, net                          2,959         (1,774)         471
  Amortization (accretion) of loan premiums/discounts, net                                1,015            694         (928)
  Amortization of intangible assets                                                      16,017         31,227       22,400
  Cumulative effect of change in accounting method                                       11,200          3,614           --
  Gains on sale of deposits                                                                  --             --       (4,859)
  Gains on sale of foreclosed properties, net                                              (321)        (1,094)        (906)
  Gains on sale of securities, net                                                      (23,056)       (10,379)     (10,045)
  Gains on sale of loans and servicing, net                                              (5,808)        (2,771)      (3,956)
  (Gains) losses on trading securities, net                                                (321)          (242)       1,600
  (Increase) decrease in trading securities                                              (5,431)           248       49,346
  Loans originated for sale                                                          (1,862,618)    (1,009,808)    (187,921)
  Proceeds from sale of loans originated for sale                                     1,601,379        883,620      179,591
  Decrease (increase) in interest receivable                                                547         15,445       (5,072)
  Increase in prepaid expenses and other assets                                        (167,365)       (25,193)     (15,391)
  Increase (decrease) in interest payable                                                 6,188        (18,944)       9,294
  Increase (decrease) in accrued expenses and other liabilities, net                    144,652        (31,421)      31,194
  Increase in cash surrender value of life insurance                                     (9,043)        (9,164)      (8,555)
  Proceeds from surrender of life insurance contracts                                        --         19,008           --
---------------------------------------------------------------------------------------------------------------------------
   Net cash (used) provided by operating activities                                     (83,851)        12,221      213,154
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of securities, available for sale                                        (2,911,662)    (2,388,654)  (1,294,590)
  Principal collected on securities                                                   1,645,594        765,936      293,263
  Maturities of securities                                                                4,397         58,193       13,872
  Proceeds from sales of securities, available for sale                               1,219,876      1,007,000      955,214
  Decrease (increase) short-term investments, net                                        20,341        (34,148)      48,087
  (Increase) decrease in loans, net                                                    (667,914)       300,706     (135,167)
  Proceeds from sale of foreclosed properties                                             4,828          5,562       10,376
  Purchases of premises and equipment, net                                              (18,555)        (6,747)      (6,893)
  Net cash (paid) received for acquisitions                                            (430,770)       (17,263)     221,625
---------------------------------------------------------------------------------------------------------------------------
   Net cash (used) provided by investing activities                                  (1,133,865)      (309,415)     105,787
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                                   539,651         85,343      (87,898)
  Repayment of FHLB advances                                                        (16,026,045)   (18,112,832)  (3,290,442)
  Proceeds from FHLB advances                                                        15,657,895     18,263,937    3,629,171
  Increase (decrease) in securities sold under agreement to repurchase
   and other borrowings                                                               1,290,455         91,223     (384,386)
  Repayment of Senior Notes                                                                  --             --      (40,000)
  Redemption of Series A preferred stock of subsidiary corporation                           --        (40,000)          --
  Redemption of capital securities                                                      (28,745)            --           --
  Cash dividends to common shareholders                                                 (35,463)       (33,003)     (28,645)
  Exercise of stock options                                                               6,034          7,622       13,308
  Common stock repurchased                                                             (138,511)       (11,223)    (110,797)
---------------------------------------------------------------------------------------------------------------------------
   Net cash provided (used) by financing activities                                   1,265,271        251,067     (299,689)
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                         47,555        (46,127)      19,252
Cash and cash equivalents at beginning of year                                          218,908        265,035      245,783
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                           $    266,463        218,908      265,035
---------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                                        Years ended December 31,
---------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                         2002       2001        2000
---------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:
  Income taxes paid                                                                 $  80,419      70,070      49,230
  Interest paid                                                                       280,091     408,699     405,502

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Transfer of loans to foreclosed properties                                            2,545       6,212       7,577
  Reclassification of held to maturity securities to available for sale (fair value
   of $248,215 at January 1, 2002)                                                         --     261,747          --
---------------------------------------------------------------------------------------------------------------------

Assets acquired and liabilities assumed and assets sold and liabilities extinguished were as follows:

                                                                                         Years ended December 31,
---------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                         2002       2001        2000
---------------------------------------------------------------------------------------------------------------------
Fair value of noncash assets acquired                                               $ 430,604     247,040   1,011,434
Fair value of liabilities assumed                                                         608     251,842   1,232,409
Common stock issued                                                                     2,750       1,402     200,463
Fair value of net assets sold in sale transaction                                          --          --      45,591
Fair value of liabilities sold in sale transaction                                         --          --      35,795
---------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

A) BASIS OF FINANCIAL STATEMENT PRESENTATION

    1) PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Webster and its subsidiaries. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and all significant intercompany transactions have been eliminated in consolidation.

    2) USE OF ESTIMATES IN THE PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the periods presented. The actual results of Webster could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan losses and the valuation allowance for the deferred tax asset.

B) CASH AND CASH EQUIVALENTS

For the purposes of the Statements of Cash Flows, cash on hand and in banks is reflected as cash and cash equivalents.

C) SECURITIES

Securities are classified as available for sale, held to maturity or trading. Management determines the appropriate classification of securities at the time of purchase. Securities are classified as held to maturity when the Company has the intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Securities bought and held for the purpose of selling in the near term are classified as trading and are carried at fair value, with net unrealized gains and losses recognized currently in noninterest income. Securities not classified as held to maturity or trading are classified as available for sale and are stated at fair value. Unrealized gains and losses, net of tax, on available for sale securities are included in accumulated other comprehensive income (loss), net of income taxes, a separate component of shareholders' equity. The reported value of held to maturity or available for sale securities is adjusted for amortization of premiums or accretion of discounts using a method that approximates the level yield method. Such amortization and accretion is included in interest income from securities. Non-marketable securities, such as FHLB stock, are carried at cost. Unrealized losses on securities are charged to noninterest income when the decline in fair value of a security is judged to be other than temporary. The specific identification method is used to determine realized gains and losses on sales of securities.

D) LOANS

Loans are stated at the principal amounts outstanding, net of deferred loan fees and/or costs and an allowance for loan losses. Interest on loans is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Loans are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans are transferred to a nonaccrual basis generally when principal or interest payments become 90 days delinquent, unless the loan is well secured and in process of collection, or sooner when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments.

Accrual of interest is discontinued if the loan is placed on nonaccrual status. When a loan is transferred to nonaccrual status, unpaid accrued interest is reversed and charged against interest income. If ultimate repayment of a nonaccrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment is not expected or management judges it to be prudent, any payment received on a nonaccrual loan is applied to principal until ultimate repayment becomes expected. Loans are removed from nonaccrual status when they become current as to principal and interest or demonstrate a period of performance under contractual terms and, in the opinion of management, are fully collectible as to principal and interest.

Commercial loans are considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement. Impaired loans included in nonperforming loans generally are nonaccrual commercial type loans, commercial loans past due 90 days or more and still accruing interest, and all loans restructured in a troubled debt restructuring subsequent to January 1, 1995.

Loan origination fees, net of certain direct origination costs and premiums and discounts on loans purchased, are recognized in interest income over the lives of the loans using a method approximating the interest method.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E) LOANS HELD FOR SALE

Loans held for sale are carried at lower of cost or fair value in the aggregate as determined by outstanding commitments from investors or current market prices for loans with no sale commitments. Net unrealized losses on loans held for sale, if any, are recognized in a valuation allowance by charges to noninterest income.

F) ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in the loan portfolio. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off, and reduced by charge-offs on loans.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Webster's allowance for loan losses. Such agencies may require Webster to recognize additions to the allowance for loan losses based on judgments different from those of management.

The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). The Company considers estimated costs to sell on a discounted basis, when determining the fair value of collateral in the measurement of impairment if these costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.

G) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, effective January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivatives are reported in either earnings or other comprehensive income
(loss), depending on the use of the derivative and whether or not it qualifies for hedge accounting. Special hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception and on an ongoing basis. Accounting for hedges varies based on the type of hedge - fair value or cash flow. Results of effective hedges are recognized in current earnings for fair value hedges and in other comprehensive income/loss for cash flow hedges. Ineffective portions of hedges are recognized immediately in earnings and are not deferred. There may be increased volatility in net income and other comprehensive income (loss) on an ongoing basis as a result of accounting for derivative instruments in accordance with SFAS No. 133, as amended.

H) SHORT-TERM INVESTMENTS

Short-term investments consist primarily of deposits in the Federal Home Loan Bank ("FHLB") or other short-term investments. These deposits are carried at cost, which approximates market value.

I) PREMISES AND EQUIPMENT AND DEPRECIATION

Premises and equipment are carried at cost, less accumulated depreciation. Depreciation of premises and equipment is accumulated on a straight-line basis over the estimated useful lives of the related assets. Estimated lives are 15 to 40 years for buildings and improvements and 3 to 20 years for furniture, fixtures and equipment. Amortization of leasehold improvements is calculated on a straight-line basis over the shorter of the useful life of the improvement or the terms of the related leases.

Maintenance and repairs are charged to noninterest expense as incurred and improvements are capitalized. The cost and accumulated depreciation relating to premises and equipment retired or otherwise disposed of are eliminated and any resulting gains and losses are credited or charged to income.

J) IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are evaluated periodically for impairment. An assessment of recoverability is performed prior to any writedown of an asset. If circumstances suggest their value may be impaired, an expense would be charged in the current period.

K) GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either separately or in combination with a related contract, asset or liability. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, goodwill is no longer amortized into expense over an estimated useful life, but rather is tested at least annually for impairment.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets with finite useful lives continue to be amortized over their estimated useful lives but also continue to be subject to impairment testing.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight line basis over periods ranging from twelve to twenty years from acquisition dates. Goodwill was also subject to periodic reviews for events or changes in circumstances that may indicate that the carrying amount was not recoverable, and impairment was to be recognized if permanent loss was indicated.

L) CASH SURRENDER VALUE OF LIFE INSURANCE

The investment in life insurance represents the cash surrender value of life insurance policies on officers of the Bank. Increases in the cash surrender value are recorded as other noninterest income. Decreases are the result of collection on the policies due to the death of an insured.

M)INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income taxes in the period of enactment. A valuation allowance has been provided for that portion of the deferred tax asset that management believes will not be realized. The valuation allowance is adjusted, by a charge or credit to income tax expense, as facts and circumstances warrant.

N) EMPLOYEE RETIREMENT BENEFIT PLANS

The Bank has a noncontributory pension plan covering substantially all employees. Costs related to this plan, based upon actuarial computations of current and future benefits for employees, are charged to noninterest expense and are funded in accordance with the requirements of the Employee Retirement Income Security Act ("ERISA").

O) STOCK-BASED COMPENSATION

At December 31, 2002, Webster had a fixed stock-based employee and non-employee director compensation plan, which is described more fully in Note 18 of Notes to the Consolidated Financial Statements. Prior to January 1, 2002, Webster accounted for stock-based compensation related to its option plans under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Therefore, no stock-based employee compensation expense related to option grants is reflected in noninterest expense for 2001 and prior years as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. During 2002, effective January 1, 2002, Webster adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", prospectively, to all employee and non-employee options granted, modified, or settled January 1, 2002 and thereafter. Awards under the plans, in general, vest over periods ranging from 3 to 4 years. Therefore, the cost related to this stock-based compensation included in the determination of net income for 2002 is less than that which would have been recognized if the fair value based method had been applied to all option grants since the original effective date of SFAS No. 123. Webster also grants restricted stock to employees and directors. The cost of restricted stock granted is reflected in compensation and benefit expense and totaled $1.7 million, $1.0 million and $325,000 for the years 2002, 2001 and 2000, respectively. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to stock option awards in each of the periods presented.

                                                                       Year ended December 31,
----------------------------------------------------------------------------------------------------
(In thousands)                                                     2002          2001         2000
----------------------------------------------------------------------------------------------------
Net income, as reported                                          $ 152,732      133,188      118,291
Add: Stock option compensation expense included
   in reported net income, net of related tax effects                  529           --           --
Deduct: Total stock option compensation expense
   determined under fair value based method for all awards,
    net of related tax effects                                      (3,792)      (2,724)      (2,079)
----------------------------------------------------------------------------------------------------
Pro forma net income                                             $ 149,469      130,464      116,212
----------------------------------------------------------------------------------------------------

Earnings per share:
   Basic - as reported                                           $    3.21         2.71         2.58
         - pro forma                                                  3.14         2.66         2.53
----------------------------------------------------------------------------------------------------
   Diluted - as reported                                         $    3.16         2.68         2.55
           - pro forma                                                3.09         2.62         2.50
----------------------------------------------------------------------------------------------------

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

P) LOAN SALES AND SERVICING SALES

Gains or losses on sales of loans are included in noninterest income and are recognized at the time of sale. SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", requires that a mortgage banking entity recognize as a separate asset the value of the right to service mortgage loans for others, regardless of how those servicing rights are acquired. Fair values are estimated considering loan prepayment predictions, historical prepayment rates, interest rates, and other economic factors. For purposes of impairment evaluation and measurement, the Company stratifies mortgage servicing rights based on predominate risk characteristics of the underlying loans including loan type, interest rate (fixed or adjustable) and amortization type. To the extent that the carrying value of mortgage servicing rights exceeds fair value by individual stratum, a valuation allowance is established by a charge to noninterest income. The allowance is adjusted for subsequent changes in fair value. The cost basis of mortgage servicing rights is amortized into noninterest income over the estimated period of servicing revenue.

Q) FEE REVENUE

Generally, fee revenue from deposit service charges and loans is recognized when earned, except where ultimate collection is uncertain and is then recognized when received. Insurance revenue is recognized on property and casualty insurance when the insured is billed. Customer policy cancellations may result in a partial refund of previously collected revenue and, therefore, an adjustment to previously recognized income. Revenue for other lines of insurance, such as life, health, etc., is recognized when earned.

Generally, financial advisory services revenue is recognized to the extent that work has been completed on specific projects. Additionally, some revenues are contingent on successful completion of the project. Revenues on these contracts are not recognized until determinable.

Trust revenue is recognized as received from individual's accounts based upon a percentage of asset value. Fee income on managed institutional accounts is accrued as earned and collected quarterly based on asset value managed at quarter end.

R) COMPREHENSIVE INCOME

Comprehensive income includes net income and any changes in equity from sources that bypass the statements of income (such as changes in net unrealized gains and losses on securities available for sale). At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net changes for the period in unrealized gains or losses in securities available for sale and minimum pension liability adjustment, net of income taxes. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale and minimum pension liability adjustment, net of income taxes.

S) EARNINGS PER SHARE

Basic net income per common share ("EPS") is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock (such as stock options) were exercised or converted into common stock that would then share in the earnings of the Company. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding, adjusted for the additional common shares that would have been outstanding if all potentially dilutive common shares were issued during the reporting period. Unallocated employee stock ownership plan ("ESOP") shares are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share. For each of the years in the three-year period ended December 31, 2002, the difference between basic and diluted weighted average shares outstanding was entirely due to the effect of stock options as potential common shares.

At December 31, 2002, 2001 and 2000, options to purchase 91,328, 715,799 and 1,156,469 shares of common stock at exercise prices from $35.60 to $39.45; $31.10 to $36.69; and $23.25 to $35.38, respectively, were not considered in the computation of diluted potential common stock since the exercise prices of the options were greater than the average market price of the Company's common stock for 2002, 2001 and 2000 periods, respectively.

T) STANDBY LETTERS OF CREDIT

Substantially all of the Bank's outstanding standby letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. 45. These are irrevocable undertakings by the Bank, as guarantor, to make payments in the event a specified third party fails to perform under a nonfinancial contractual obligation. Most of the Bank's performance standby letter of credit arise in connection with lending relationships and have terms of one year or less. At December 31, 2002, Webster's standby letters of credit totaled $127.8 million.

U) RECLASSIFICATION

Certain financial statement balances as previously reported have been reclassified to conform to the 2002 Consolidated Financial Statements presentation.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: ACQUISITIONS
--------------------

The following acquisitions were completed by Webster during 2002 and 2001. The guidelines of SFAS No. 141 were followed for acquisitions occurring July 1, 2001 and thereafter for the recognition of goodwill and/or intangible assets. The results of operations of the acquired companies are included in the Consolidated Financial Statements only for periods subsequent to the date of acquisition.

FLEMING, PERRY & COX

In October 2002, Webster acquired Fleming, Perry & Cox, ("Fleming"), a financial planning and investment services firm, to be part of Webster Financial Advisors. Based in Norwalk, Connecticut, Fleming serves high net worth clients in the Northeast. The company offers financial planning, investment management, risk management and tax and estate planning services. Fleming operates as a direct subsidiary of Webster. Webster recorded $3.5 million of goodwill for this acquisition.

WHITEHALL BUSINESS CREDIT CORPORATION

In August 2002, through the Bank, Webster acquired the asset-based loans of IBJ Whitehall Business Credit Corporation, a subsidiary of The Industrial Bank of Japan Trust Company. The loans, as well as selected personnel and office facilities, were acquired by a subsidiary of the Bank named Whitehall Business Credit Corporation ("Whitehall"), and operates from its main office in New York, New York with additional offices in Braintree, Massachusetts and Atlanta, Georgia. Webster acquired $451.1 million of outstanding loans and $59.5 million of letters of credit in addition to adding the existing staff and certain facilities. Webster did not record any goodwill, as this was an acquisition of selected assets and liabilities.

WOLFF ZACKIN & ASSOCIATES AND BENEFIT PLANS DESIGN & ADMINISTRATION

In April 2001, through Webster Insurance, Webster acquired Wolff Zackin & Associates Inc. ("Wolff Zackin") and its sister company, Benefits Plans Design & Administration Inc. ("Benefit Plans"). Wolff Zackin is a multiple lines insurance business specializing in personal and corporate life insurance, personal and commercial property and casualty insurance and deferred compensation plans. Benefit Plans provides businesses with pension, profit sharing, individual retirement account (IRA) and 401(k) investment plans. Benefit Plans also provides group life, disability income, and medical and dental care plans for businesses. Webster recorded $7.2 million of goodwill for this acquisition.

CENTER CAPITAL CORPORATION

In March 2001, through the Bank, Webster acquired Center Capital Corporation ("Center Capital"), a privately owned Farmington, Connecticut-based equipment financing company. Center Capital finances equipment for construction and transportation; environmental, machine tool, aviation and professional practices through equipment financing programs to customers throughout the United States. Webster recorded $14.0 million of goodwill for this acquisition.

MUSANTE REIHL ASSOCIATES

In January 2001, through Webster Insurance, the Company acquired Musante Reihl Associates ("Musante"), a privately owned Cheshire, Connecticut-based insurance agency. Musante specializes in group benefits, long-term care and life insurance products. Webster recorded $1.7 million of goodwill for this acquisition.

NOTE 3: RECENT ACCOUNTING STANDARDS
-----------------------------------

On December 2, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. On July 24, 2002, Webster announced, retroactive to January 1, 2002, it began using SFAS No. 123, "Accounting for Stock-Based Compensation", as the method of accounting for employee stock-based compensation. Under the provisions of SFAS No. 123, Webster had previously elected to use APB No. 25 to account for employee stock-based compensation. By electing to use the provisions of SFAS No. 123, compensation expense has been recorded for stock options granted in 2002 to employee and non-employee directors using the fair value method with the cost amortized over the vesting period. During the initial phase-in period, the effects of applying SFAS No. 123 are not likely to be representative of the effect on future years, because generally options vest over several years and additional grants are made each year. See Notes 1 and 18 of Notes to Consolidated Financial Statements for more information on the effects of electing to use SFAS No. 123, as amended by SFAS No. 148, to account for employee and non-employee directors stock-based compensation.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 1, 2002, FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions". This statement provides guidance on the accounting for the acquisition of a financial institution and amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions". The Company adopted SFAS No. 147 during the third quarter period of 2002, with a required effective date of January 1, 2002. See Note 9 of Notes to Consolidated Financial Statements for information concerning the impact of SFAS No. 147 on Webster.

On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires companies to recognize costs associated with exit or disposal activities when they occur rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect any material impact on its financial statements when this statement is adopted.

On April 2, 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections". This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. Management does not expect any material impact on its financial statements when this statement is adopted.

On October 3, 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The changes in this Statement improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by broadening the presentation of discontinued operations to include more disposal transactions. This Statement was effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement are to be applied prospectively. The Company adopted SFAS No. 144 effective January 1, 2002, without material impact on its financial statements.

On August 16, 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Under this Statement, the liability is discounted and the accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. FASB issued this Statement to provide consistency for the accounting and reporting of liabilities associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is permitted. The Company does not expect any material impact on its financial statements when this Statement is adopted.

In July 2001, FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company adopted the provisions of Statement No. 141 effective July 1, 2001 and the provisions of Statement No. 142 effective January 1, 2002. See Note 9 of Notes to Consolidated Financial Statements for information concerning the impact of SFAS Nos. 141 and 142 on Webster.

In January 2003, FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities". This interpretation addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: 1) The entity investment is not sufficient to support its activities without additional financial support, 2) equity investors lack one or more of the essential characteristics of a controlling interest. This interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities, and improve comparability between enterprises engaged in similar activities even if some activities are conducted through variable interest entities. The Company does not expect any material impact on its financial statements as a result of this interpretation.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2002, FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements. It also clarifies that a guarantor is required to recognize, at inception of guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The recognition of a liability for obligations under taken upon issuing a guarantee results in a more representationally faithful depiction of the guarantor's assets and liabilities. There was no material impact on the Company's financial statements as a result of this interpretation.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: SECURITIES
------------------

A summary of securities follows:

                                                                At December 31,
-------------------------------------------------------------------------------------------------------------------
                                                   2002                                     2001
-------------------------------------------------------------------------------------------------------------------
                                  Amortized     Unrealized     Estimated   Amortized     Unrealized       Estimated
(In thousands)                      Cost      Gains   Losses   Fair Value     Cost     Gains   Losses    Fair Value
-------------------------------------------------------------------------------------------------------------------
TRADING SECURITIES:
Securities (a)                   $     5,752      --      --       5,752           --      --       --           --
-------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE PORTFOLIO:
U.S. Treasury Notes                       --      --      --          --        2,014      --       --        2,014
U.S. Government Agency                    --      --      --          --           --      --       --           --
Municipal bonds and notes            104,676   4,388     (39)    109,025       78,349   1,266     (536)      79,079
Corporate bonds and notes            181,810   1,432  (6,029)    177,213      207,024     786  (18,428)     189,382
Equity securities (b)                177,051   5,234  (1,616)    180,669      166,054   7,689   (3,857)     169,886
Mortgage-backed securities (c)     3,571,160  81,487    (309)  3,652,338    3,519,067  50,008  (10,303)   3,558,772
Purchased interest-rate
   contracts                              --      --      --          --           --      --       --           --
-------------------------------------------------------------------------------------------------------------------
                                   4,034,697  92,541  (7,993)  4,119,245    3,972,508  59,749  (33,124)   3,999,133
-------------------------------------------------------------------------------------------------------------------
HELD TO MATURITY PORTFOLIO (D):
U.S. Treasury Notes                       --      --      --          --           --      --       --           --
Municipal bonds and notes                 --      --      --          --           --      --       --           --
Corporate bonds and notes                 --      --      --          --           --      --       --           --
Mortgage-backed securities (a)            --      --      --          --           --      --       --           --
-------------------------------------------------------------------------------------------------------------------
                                          --      --      --          --           --      --       --           --
-------------------------------------------------------------------------------------------------------------------
   Total                         $ 4,040,449  92,541  (7,993)  4,124,997  $ 3,972,508  59,749  (33,124)   3,999,133
-------------------------------------------------------------------------------------------------------------------
                                              At December 31,
------------------------------------------------------------------------------------
                                                          2000
------------------------------------------------------------------------------------
                                  Amortized            Unrealized          Estimated
(In thousands)                      Cost           Gains       Losses     Fair Value
------------------------------------------------------------------------------------
TRADING SECURITIES:
Securities (a)                             6           --          --              6
------------------------------------------------------------------------------------
AVAILABLE FOR SALE PORTFOLIO:
U.S. Treasury Notes                   11,042            3          --         11,045
U.S. Government Agency                46,246            3        (353)        45,896
Municipal bonds and notes             34,401          530         (47)        34,884
Corporate bonds and notes             73,265           --     (15,379)        57,886
Equity securities (b)                177,061        4,501      (5,877)       175,685
Mortgage-backed securities (c)     2,796,365       29,852     (11,571)     2,814,646
Purchased interest-rate
   contracts                           6,317           --      (3,032)         3,285
------------------------------------------------------------------------------------
                                   3,144,697       34,889     (36,259)     3,143,327
------------------------------------------------------------------------------------
HELD TO MATURITY PORTFOLIO (D):
U.S. Treasury Notes                    3,786            5          (2)         3,789
Municipal bonds and notes             23,267          173         (31)        23,409
Corporate bonds and notes            135,404           --     (12,879)       122,525
Mortgage-backed securities (a)        99,290          558      (1,356)        98,492
------------------------------------------------------------------------------------
                                     261,747(d)       736     (14,268)       248,215
------------------------------------------------------------------------------------
   Total                           3,406,450       35,625     (50,527)     3,391,548
------------------------------------------------------------------------------------

(a)  Stated at fair value.

(b) As of December 31, 2002, the fair value of equity securities consisted of Federal Home Loan Bank ("FHLB") stock of $150.0 million, preferred stock of $5.8 million and common stock of $24.9 million. The fair value of equity securities at December 31, 2001 consisted of FHLB stock of $126.6 million, preferred stock of $5.4 million and common stock of $37.9 million. As of December 31, 2000, the fair value of equity securities consisted of FHLB stock of $125.3 million, preferred stock of $8.2 million and common stock of $42.2 million.

(c) Includes mortgage-backed securities, which are guaranteed by Fannie Mae, Freddie Mac and Government National Mortgage Association and represent participating interests in direct pass through pools of mortgage loans originated and serviced by the issuers of the securities.

(d) On January 1, 2001, as permitted by the provisions of SFAS No. 133, Webster reclassified all held to maturity securities to available for sale securities.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of realized gains and losses follows:

                                                             Years ended December 31,
                               -----------------------------------------------------------------------------------
                                           2002                        2001                        2000
------------------------------------------------------------------------------------------------------------------
(In thousands)                  Gains     Losses      Net     Gains   Losses      Net     Gains   Losses      Net
------------------------------------------------------------------------------------------------------------------
Trading Securities:
Mortgage-backed securities     $     --       --        --       --       --        --    3,069   (2,273)      796
Corporate debt                      105      (60)       45       --       --        --       --       --        --
U.S. Treasury Notes                 400     (199)      201      342       --       342       --       --        --
US Government agencies               31       --        31       --       --        --       --       --        --
Municipal securities                154      (94)       60       --       --        --       --       --        --
Futures and options contracts         1      (17)      (16)      90     (190)     (100)  10,505  (12,901)   (2,396)
------------------------------------------------------------------------------------------------------------------
  Total                             691     (370)      321      432     (190)      242   13,574  (15,174)   (1,600)
------------------------------------------------------------------------------------------------------------------
Available for Sale:

Mortgage-backed securities       21,214       (1)   21,213   10,541   (1,145)    9,396    2,857     (292)    2,565
U.S. Treasury Notes                  --       --        --       74       --        74       13     (154)     (141)
U.S. Government Agencies             --       --        --      100     (271)     (171)       5     (849)     (844)
Corporate debt                        6   (5,058)   (5,052)      --   (1,300)   (1,300)      --      (71)      (71)
Mutual funds                         --       --        --       --       --        --       --     (640)     (640)
Equity securities                 9,080   (2,185)    6,895    2,578     (198)    2,380    9,644     (418)    9,226
Other                                --       --        --       --       --        --       --      (50)      (50)
------------------------------------------------------------------------------------------------------------------
  Total                          30,300   (7,244)   23,056   13,293   (2,914)   10,379   12,519   (2,474)   10,045
------------------------------------------------------------------------------------------------------------------
Total                          $ 30,991   (7,614)   23,377   13,725   (3,104)   10,621   26,093  (17,648)    8,445
------------------------------------------------------------------------------------------------------------------

The Company enters into short and long futures and options positions to minimize the price volatility of certain assets held as trading securities and to profit from trading opportunities. At December 31, 2002 and 2001, Webster had no such positions. Changes in the market value of futures and options positions are recognized as a gain or loss in the period for which the change occurred. All gains and losses resulting from futures and options positions are reflected in other noninterest income for the year ended December 31, 2002.

On January 1, 2001, Webster reclassified held to maturity securities, with a market value of $248.2 million and an amortized cost of $261.7 million, to available for sale securities, as permitted by SFAS No. 133.

As part of its ongoing review of its investment portfolio, management evaluates unrealized losses on securities for declines in value that are other than temporary in nature. During the year ended December 31, 2002, Webster recorded a writedown of $1.8 million, included in gain on sale of securities, for two equity holdings whose value decline was deemed to be other than temporary. There were no such writedowns during 2001 or 2000.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the amortized cost and weighted-average yield (based on amortized cost) of debt securities at December 31, 2002, by contractual maturity. Mortgage-backed securities are included by final contractual maturity. Actual maturities will differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)
----------------------------------------------------------------------------------------------------------------------
                                           After one year   After five years
                        One year or less through five years through ten years   After 10 years          Total
                          Cost    Yield     Cost     Yield    Cost    Yield     Cost       Yield     Cost       Yield
----------------------------------------------------------------------------------------------------------------------
Available for sale:
Municipal bonds and
  notes                 $ 1,044   4.18%  $  19,483   5.83%  $  8,293   4.58%  $    75,856   5.09%  $   104,676   5.18%
Corporate bonds and
  notes                      50   5.76      12,770   4.34     13,217   8.37       155,773   6.00       181,810   6.06
Mortgage-backed
  securities                 --     --       5,747   7.76     76,566   6.20     3,488,847   5.37     3,571,160   5.39
----------------------------------------------------------------------------------------------------------------------
Total                   $ 1,094   4.25%  $  38,000   5.62%  $ 98,076   6.36%  $ 3,720,476   5.39%  $ 3,857,646   5.42%
----------------------------------------------------------------------------------------------------------------------

At December 31, 2002, the Bank held securities with the following single issuers whose aggregate value exceeded ten percent of total stockholders' equity, or $103.5 million.

                                            At  December  31, 2002
                                       --------------------------------
                                          Aggregate         Aggregate
(In thousands)                         Amortized Cost      Market Value
-----------------------------------------------------------------------

ISSUERS:
       Fannie Mae                       $ 1,908,313         1,961,979
       Freddie Mac                          912,042           934,704
       Washington Mutual Inc.               293,208           294,763
       Federal Home Loan Bank               150,049           150,049

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: LOANS, NET
------------------

A summary of loans, net follows:

                                                     At December 31,
                                    ---------------------------------------------------
(Dollars in thousands)                        2002                          2001
---------------------------------------------------------------------------------------
                                       Amount         %             Amount           %
                                       ------       ----            ------          ---
Residential mortgage loans:
   1-4 family units                 $ 3,134,109     40.2%        $ 3,058,662       45.5%
   Construction                         142,387      1.8             223,583        3.3
   Multi-family units                   109,711      1.4             104,038        1.5
---------------------------------------------------------------------------------------
Total residential mortgage loans      3,386,207     43.4           3,386,283       50.3
---------------------------------------------------------------------------------------
Commercial loans:
   Commercial non-mortgage            1,378,936     17.7           1,046,874       15.6
   Equipment financing                  419,962      5.4             320,704        4.7
---------------------------------------------------------------------------------------
Total commercial loans                1,798,898     23.1           1,367,578       20.3
---------------------------------------------------------------------------------------
Commercial real estate:
   Commercial real estate               913,030     11.7             892,145       13.3
   Commercial construction              116,302      1.5              82,831        1.2
---------------------------------------------------------------------------------------
Total commercial real estate          1,029,332     13.2             974,976       14.5
---------------------------------------------------------------------------------------
Consumer loans:
   Home equity credit loans           1,661,864     21.3           1,038,350       15.5
   Other consumer                        36,338      0.5              56,113        0.8
---------------------------------------------------------------------------------------
Total consumer loans                  1,698,202     21.8           1,094,463       16.3
---------------------------------------------------------------------------------------
   Total loans                        7,912,639    101.5           6,823,300      101.4
Less: allowance for loan losses        (116,804)    (1.5)            (97,307)      (1.4)
---------------------------------------------------------------------------------------
   Loans, net                       $ 7,795,835    100.0%        $ 6,725,993      100.0%
---------------------------------------------------------------------------------------

At December 31, 2002, loans net included $13.1 million of net discounts and $27.1 million of net deferred costs. At December 31, 2001, net loans included $17.2 million of net discounts and $19.0 million of net deferred costs. The unadvanced portions of closed loans totaled $56.9 million and $78.2 million at December 31, 2002 and 2001, respectively.

Significant portions of the Company's loans are secured by real estate in the state of Connecticut. In addition, substantial portions of foreclosed properties are located in the state of Connecticut. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio, and the recovery of the carrying amount of foreclosed properties is dependent on economic and market conditions in Connecticut.

At December 31, 2002, Webster had $22.4 million of impaired loans as defined by SFAS No. 114, of which $12.0 million were measured based upon the expected fair value of the underlying collateral and $10.4 million were measured based upon the expected future cash flows of the impaired loans. The $12.0 million of impaired loans had an allowance for loan losses of $3.7 million and the $10.4 million of impaired loans had an allowance for loan losses of $353,000. At December 31, 2001, Webster had $26.6 million of impaired loans, of which $20.3 million were measured based upon the fair value of the underlying collateral and $6.3 million were measured based upon the expected future cash flows of the impaired loans. The $20.3 million of impaired loans had an allowance for loan losses of $4.5 million and the $6.3 million of impaired loans had an allowance for loan losses of $291,000. In 2002, 2001 and 2000, the average balance of impaired loans was $23.4 million, $18.7 million and $16.3 million, respectively.

Webster's policy with regard to the recognition of interest income on commercial impaired loans includes an individual assessment of each loan. Interest that is more than 90 days past due is not accrued. When payments on commercial impaired loans are received, interest income is recorded on a cash basis or is applied to principal based on an individual assessment of each loan. Cash basis interest income recognized on commercial impaired loans for the years 2002, 2001 and 2000 amounted to $594,000, $774,000 and $414,000, respectively.

At December 31, 2002 and 2001, the Bank had total troubled debt restructurings of approximately $922,000 and $5.2 million, respectively. Interest income booked for 2002 under the restructured terms totaled $222,000 as compared to $395,000 that would have been booked had the restructured loans been under their original terms during 2002. Interest income booked for 2001 under the restructured terms totaled $533,000 as compared to $874,000 that would have been booked had the restructured loans been under their original terms during 2001. At December 31, 2002, Webster had no commitment to lend any additional funds to debtors of troubled debt restructurings.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Webster's nonaccrual loans totaled $43.3 million and $57.4 million, respectively at December 31, 2002 and 2001.

Webster is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and commitments to sell residential first mortgage loans and commercial loans. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the Consolidated Statements of Condition.

The estimated fair value of commitments to extend credit is considered insignificant at December 31, 2002 and 2001. Future loan commitments represent residential and commercial mortgage loan commitments, commercial loan and equipment financing commitments, letters of credit and commercial and home equity unused credit lines. Rates for these loans are generally established shortly before closing. The rates on home equity lines of credit generally vary with the prime rate.

As of December 31, 2002 and 2001, residential mortgage commitments totaled $518.4 million and $158.2 million, respectively. Residential commitments outstanding at December 31, 2002 consisted of adjustable rate and fixed rate mortgages of $31.8 million and $486.6 million, respectively, at rates ranging from 4.3% to 7.8%. Residential commitments outstanding at December 31, 2001 consisted of adjustable rate and fixed rate mortgages of $46.5 million and $111.7 million, respectively, at rates ranging from 5.4% to 7.5%. Commitments to originate loans generally expire within 60 days. In addition, at December 31, 2002 and 2001, there were unused portions of home equity credit lines extended of $1.0 billion and $754.7 million, respectively. Unused commercial lines of credit, letters of credit, standby letters of credit, equipment financing commitments and outstanding commercial new loan commitments totaled $1.7 billion and $800.3 million and at December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, consumer loan commitments totaled $42.4 million and $49.1 million, respectively.

The Company uses forward commitments to sell residential mortgage loans, which are entered into for the purpose of reducing the market risk associated with originating loans held for sale. The types of risk that may arise are from the possible inability of Webster or the other party to fulfill the contracts. At December 31, 2002 and 2001, there were forward commitments to sell loans totaling $533.2 million and $195.4 million, respectively, at rates between 5.0% and 6.6%, and 5.6% and 7.0%, respectively. At December 31, 2002 and 2001, there were $400.0 million and $143.9 million, respectively, of residential mortgage loans held for sale.

NOTE 6: ALLOWANCE FOR LOAN LOSSES
---------------------------------

The allowance for loan loss is maintained at a level to absorb probable losses inherent in the loan portfolio. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off, and reduced by charge-offs on loans.

A summary of the changes in the allowances for loan losses for three years follows:

                                                                At December 31,
                                                      -----------------------------------
(In thousands)                                           2002         2001         2000
-----------------------------------------------------------------------------------------
Balance at beginning of year                          $  97,307       90,809       72,658
Allowances from purchase transactions                    16,338        1,851       10,980
Write-down of loans transferred to held for sale        (12,432)          --           --
Provisions charged to operations                         29,000       14,400       11,800
-----------------------------------------------------------------------------------------
  Subtotal                                              130,213      107,060       95,438
-----------------------------------------------------------------------------------------
Charge-offs                                             (15,750)     (11,575)      (6,816)
Recoveries                                                2,341        1,822        2,187
-----------------------------------------------------------------------------------------
   Net charge-offs                                      (13,409)      (9,753)      (4,629)
-----------------------------------------------------------------------------------------
Balance at end of year                                $ 116,804       97,307       90,809
-----------------------------------------------------------------------------------------

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: PREMISES AND EQUIPMENT, NET
-----------------------------------

A summary of premises and equipment, net follows:

                                                      At December 31,
                                                ---------------------------
(In thousands)                                      2002             2001
---------------------------------------------------------------------------
Land                                            $    12,576          12,684
Buildings and improvements                           73,748          68,903
Leasehold improvements                               11,612          10,328
Furniture, fixtures and equipment                   109,816         101,995
---------------------------------------------------------------------------
  Total premises and equipment                      207,752         193,910
Accumulated depreciation and amortization          (123,069)       (111,102)
---------------------------------------------------------------------------
  Premises and equipment, net                   $    84,683          82,808
---------------------------------------------------------------------------

At December 31, 2002, Webster was obligated under various non-cancelable operating leases for properties used as branch office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense based primarily upon increases in real estate taxes over a base year. Rental expense under leases was $12.4 million, $11.0 million and $8.9 million in 2002, 2001 and 2000, respectively. Webster is also entitled to rental income under various non-cancelable operating leases for properties owned. Rental income was $1.2 million for 2002 and 2001, and was $1.3 million in 2000.

The following is a schedule of future minimum rental payments and receipts required under these leases as of December 31, 2002:

                                     Lease             Rental
 (In thousands)                     Payments          Receipts
--------------------------------------------------------------
Years ending December 31:
2003                                $ 13,497            1,434
2004                                  11,960              973
2005                                   9,985              711
2006                                   8,211              510
2007                                   5,704              276
Later years                           28,458              753
--------------------------------------------------------------
  Total                             $ 77,815            4,657
--------------------------------------------------------------

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: INCOME TAXES

Income taxes are comprised of the following:

                            Years ended December 31,
                     --------------------------------------
(In thousands)         2002           2001           2000
-----------------------------------------------------------
CURRENT:
   Federal           $ 73,704         74,100         54,720
   State                1,696             42            100
-----------------------------------------------------------
                       75,400         74,142         54,820
-----------------------------------------------------------
DEFERRED:
   Federal               (797)        (4,712)         3,296
   State                 (638)            --             --
-----------------------------------------------------------
                       (1,435)        (4,712)         3,296
-----------------------------------------------------------
TOTAL:
   Federal             72,907         69,388         58,016
   State                1,058             42            100
-----------------------------------------------------------
                     $ 73,965         69,430         58,116
-----------------------------------------------------------

In addition to the income taxes shown above, tax benefits of $596,000 were recorded related to the extraordinary item in 2001, as well as tax benefits of $3.9 million and $1.2 million related to the cumulative effect of change in method of accounting in 2002 and 2001, respectively.

The following is a reconciliation of "expected" income taxes to actual income taxes. "Expected" income taxes are computed by applying the 35% federal statutory tax rate to income before income taxes, extraordinary item and cumulative effect of change in method of accounting.

                                                              Years ended December 31,
                                                          --------------------------------
(In thousands)                                              2002         2001        2000
------------------------------------------------------------------------------------------
"Expected" income taxes                                   $ 81,892      72,186      61,742

Increase (decrease) in income taxes resulting from:
   Tax-exempt income, net                                   (1,226)     (1,153)       (822)
   Increase in cash surrender value of life insurance       (3,165)     (3,207)     (3,372)
   Goodwill amortization                                        --       4,058       2,536
   Other, net                                               (3,536)     (2,454)     (1,968)
------------------------------------------------------------------------------------------
     Income taxes                                         $ 73,965      69,430      58,116
------------------------------------------------------------------------------------------

Webster's federal net operating loss carryforwards ("NOLs") totaled $7.4 million at December 31, 2002, and are scheduled to expire in various tax years through 2020. Connecticut NOLs totaled $95.8 million at December 31, 2002, and are scheduled to expire in 2020 and 2021. A valuation allowance has been established for the full amount of Webster's Connecticut NOLs, due to uncertainties of realization.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences comprising Webster's deferred tax asset, net are summarized below (a valuation allowance has been established for the full amount of Connecticut deferred tax assets, due to uncertainties of realization):

                                                                              At December 31,
                                                                           ---------------------
(In thousands)                                                               2002         2001
------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
   Allowance for loan losses, and other loss allowances                      42,128       39,839
   Loan discounts                                                             7,866       10,214
   Accrued compensation and benefits                                          9,824        6,163
   Other accrued expenses                                                     1,575        3,073
   Intangibles                                                               12,139        8,023
   Net operating loss and credit carryforwards                                7,913        9,767
   Equipment financing costs                                                  1,060        1,709
   Depreciation and amortization                                              1,432           --
   Other assets-investments                                                     716          219
   Other deductible items                                                       314          697
------------------------------------------------------------------------------------------------
   Total deferred tax assets                                                 84,967       79,704
     Less: valuation allowance for full amount of Connecticut portions      (10,497)     (10,959)
------------------------------------------------------------------------------------------------
   Deferred tax assets, net of valuation allowance                           74,470       68,745
------------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
   Loan premiums and deferred fees                                            2,301        3,915
   Intangibles                                                               13,203       15,744
   Compensation and benefits                                                  4,926        2,026
   Accrued dividends                                                            525          570
   Net unrealized gain on securities available for sale                      33,585       10,498
   Mortgage servicing rights                                                  4,328        1,815
   Depreciation and amortization                                                 --          402
   Other taxable items                                                          651          617
------------------------------------------------------------------------------------------------
   Total deferred tax liabilities                                            59,519       35,587
------------------------------------------------------------------------------------------------
   Deferred tax asset, net                                                 $ 14,951       33,158
------------------------------------------------------------------------------------------------

Management believes it is more likely than not that Webster will realize its net deferred tax assets, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that Webster will generate any specific level of future income.

NOTE 9: GOODWILL AND INTANGIBLE ASSETS
--------------------------------------

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

The Company adopted the provisions of SFAS No. 141 effective July 1, 2001 and adopted the provisions of SFAS No. 142 effective January 1, 2002. SFAS No. 141 requires that upon adoption of SFAS No. 142, the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for intangible asset recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period.

Any impairment loss is to be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. SFAS No. 142 also requires impairment testing of goodwill within the first twelve months of adoption. Goodwill impairment testing is a two step process. The first step involves comparing the fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, step two is required. The second step involves the allocation of the reporting unit's

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


fair value to all its assets and liabilities as if the reporting unit had been acquired as of the date of measurement. The implied fair value of goodwill is then determined and compared to its carrying value. Any impairment loss resulting from completion of the transitional impairment test of goodwill will be recognized as a cumulative effect of accounting change and will be recognized in the first interim accounting period.

During the first quarter of 2002, upon the implementation of SFAS No. 142, Webster performed a reevaluation of the remaining useful lives of all previously recognized other intangible assets with finite useful lives and found no adjustment necessary to the amortization periods used. Webster also found that no reclassifications of intangible assets were required. The review of the carrying value of goodwill was completed during the second quarter of 2002. As a result, it was determined that a portion of the goodwill related to the acquisition of Duff & Phelps, LLC was impaired. Accordingly, a one-time transitional charge of $11.2 million or $7.3 million, after taxes, was recognized retroactive to January 1, 2002, in accordance with the provisions of SFAS No. 142. The valuation analysis utilized a discounted cash flow analysis that valued a stream of free cash flows, including a terminal value, to estimate an imputed value for Duff & Phelps. Duff and Phelps overall revenues were $19.3 million for the year ended December 31, 2002. The imputed value of Duff & Phelps has been impacted by the extremely challenging business environment and especially by the slowdown in mergers and acquisitions activity, which comprised a significant portion of Duff & Phelps revenues at the date of Webster's purchase. No other portion of goodwill or other intangible assets was determined to be impaired.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions". SFAS No. 147 amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and allows the provisions of SFAS No. 142 to be applied to the purchase acquisitions of financial institutions if certain criteria are met. Webster adopted SFAS No. 147 during the third quarter of 2002 with application effective as of January 1, 2002, as permitted by this statement. For the twelve months ending December 31, 2002, Webster would have recorded $1.1 million of intangible amortization expense related to the previous acquisitions of Chase and Fleet-Boston branches. The reported net income for the first and second quarters of 2002 was adjusted to reverse the effects of recorded amortization, in accordance with the provision of SFAS No. 147. In addition, $20.3 million of unidentified intangible assets related to these branch purchases was reclassified from intangible assets, which was subject to amortization, to goodwill, which is subject to impairment analysis, retroactive to January 1, 2002.

The following tables set forth the carrying values of goodwill and intangible assets, net of accumulated amortization.

--------------------------------------------------------------------------------------
                                                        December 31,    December 31,
(In thousands)                                             2002            2001
--------------------------------------------------------------------------------------
Intangible assets:
  Balances subject to amortization:
   Core deposit intangibles                              $ 60,146          76,163
   Unidentified intangibles from branch acquisitions           --          20,309
  Balances not subject to amortization:
   Pension assets                                             735             880
--------------------------------------------------------------------------------------
Total intangible assets                                  $ 60,881          97,352
--------------------------------------------------------------------------------------

Balances not subject to amortization:
  Goodwill                                               $236,478         222,699
--------------------------------------------------------------------------------------


Changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

                                                                                   Trust and
                                                        Retail*     Commercial     Investment
(In thousands)                                          Banking      Banking        Services      Total
---------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                            $185,685       31,198         5,816      222,699
  Impairment loss                                             --      (11,200)           --      (11,200)
  Unidentified intangibles reclassified as goodwill       20,309           --            --       20,309
  Purchase price adjustments                                  73          369            --          442
  Minority interest purchases                                 --          688            --          688
  Business combination                                        --           --         3,540        3,540
---------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                            $206,067       21,055         9,356      236,478
---------------------------------------------------------------------------------------------------------

*Includes insurance operations

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization of intangible assets for the twelve months ended December 31, 2002, 2001 and 2000 totaled $16.0 million, $16.1 million and $13.3 million, respectively. The 2001 and 2000 periods also included $15.1 million and $9.1 million of goodwill amortization expense that ceased, effective January 1, 2002 upon the adoption of SFAS No. 142. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below for each of the next five years.


(In thousands)
--------------------------------------------------------------------------------
FOR YEARS ENDING DECEMBER 31,

   2003                                                  $   15,280
   2004                                                      15,262
   2005                                                      15,262
   2006                                                      11,088
   2007                                                       3,032
--------------------------------------------------------------------------------

The following adjusts reported 2002, 2001 and 2000 net income and earnings per share to consistently reflect the provisions of SFAS Nos. 142 and 147 in all periods. The adjustments add back the amortization of goodwill and unidentified intangible assets prior to the implementation of SFAS Nos. 142 and 147.

----------------------------------------------------------------------------------------------------
                                                                     Year ended December 31,
(In thousands, except for earnings per share amounts)          2002          2001          2000
----------------------------------------------------------------------------------------------------
NET INCOME:
As reported                                                 $ 152,732       133,188      118,291
Add back: Amortization  (net of tax)                               --        15,082        9,188
----------------------------------------------------------------------------------------------------
Adjusted net income                                         $ 152,732       148,270      127,479
----------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
As reported                                                 $    3.21          2.71         2.58
Add back: Amortization (net of tax)                                --          0.31         0.20
----------------------------------------------------------------------------------------------------
Adjusted basic EPS                                          $    3.21          3.02         2.78
----------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE:
As reported                                                 $    3.16          2.68         2.55
Add back: Amortization (net of tax)                                --          0.30         0.20
----------------------------------------------------------------------------------------------------
Adjusted diluted EPS                                        $    3.16          2.98         2.75
----------------------------------------------------------------------------------------------------

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10: MORTGAGE SERVICING RIGHTS
----------------------------------

An analysis of mortgage servicing rights for the three years ended December 31, 2002 follows:


                                                                                                          Balance of
                                                                   Mortgage                     Net        Mortgage
                                                                  Servicing     Valuation       Book     Loans Serviced
(In thousands)                                                      Rights      Allowance       Value      for Others
--------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1999                                   $   6,889          --        6,889        1,335,235

Mortgage servicing rights capitalized                                   630          --          630
Amortization charged against mortgage servicing fee income           (2,252)         --       (2,252)
Additional reserve                                                       --        (150)        (150)
Reduction of impairment reserve (credit to mortgage servicing
   fee income)                                                           --          94           94
Mortgage servicing rights sold                                           --          --           --
--------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2000                                       5,267         (56)       5,211        1,086,053

Mortgage servicing rights capitalized                                14,064          --       14,064
Amortization charged against mortgage servicing fee income           (1,651)         --       (1,651)
Additional reserve                                                       --        (251)        (251)
Mortgage servicing rights sold                                      (10,716)         --      (10,716)
--------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2001                                       6,964        (307)       6,657        1,090,773

Mortgage servicing rights capitalized                                19,998          --       19,998
Amortization charged against mortgage servicing fee income           (2,525)         --       (2,525)
Additional reserve                                                       --        (918)        (918)
Reduction of impairment reserve (credit to mortgage servicing
   fee income)                                                           --          72           72
Mortgage servicing rights sold                                      (11,964)         --      (11,964)
--------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2002                                   $  12,473      (1,153)      11,320        1,368,421
--------------------------------------------------------------------------------------------------------------------------


Mortgage servicing rights represents the capitalized net present value of fee income streams generated by Webster from servicing residential mortgage loans for other financial institutions. Webster uses a discounted cash flow model to estimate fair value since observable market prices are not readily available. As of December 31, 2002, Webster serviced $1.4 billion of residential mortgage loans with a capitalized net book value of $11.3 million. At December 2002, the fair market value for these servicing rights was $19.5 million. The fair value amount included $3.3 million of value related to noncapitalized servicing rights. Servicing rights are included in other assets on the Consolidated Statements of Condition.

Webster estimates fair value on individual pools of loans grouped according to the following characteristics:

   (1) fixed versus adjustable coupons
   (2) government versus non-government backed collateral
   (3) acquired versus Webster originated

The key assumptions used in the valuation model include: (1) current and future interest rates, (2) expected prepayments of underlying mortgage loans, (3) servicing fees and (4) cost to service loans. Impairment results when the fair market value of an individual pool has fallen below its book value. A valuation allowance is established by a change or credit to noninterest income.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Estimated annual amortization expense for mortgage servicing rights is summarized below for each of the next five years and in aggregate thereafter.


(In thousands)
--------------------------------------------------------------------------------
FOR YEARS ENDING DECEMBER 31,
   2003                                                       $    3,491
   2004                                                            2,592
   2005                                                            2,268
   2006                                                            1,887
   2007                                                            1,031
   Later years                                                     1,204
--------------------------------------------------------------------------------


NOTE 11: DEPOSITS
-----------------

The following table sets forth the deposit accounts of the Bank showing average interest rates, dollar amounts and as percentages of total deposits at the dates indicated.

                                                                     December 31,
                            ------------------------------------------------------------------------------------------------
                                           2002                          2001                         2000
                            ------------------------------------------------------------------------------------------------
                                                    % of                           % of                          % of
                                         Average    total               Average    total              Average    total
(In thousands)                Amount      rate*   deposits   Amount      rate*   deposits  Amount      rate*   deposits
----------------------------------------------------------------------------------------------------------------------------
Balance by account type:
Demand deposits             $  982,735      --%     12.9   $  905,206      --%     12.8   $  851,071      --%    12.2
NOW accounts                   945,145    0.51      12.4      803,416    0.61      11.4      752,600    0.77     10.8
Regular savings and money
  market deposit accounts    2,987,595    1.42      39.3    2,430,691    1.80      34.4    1,956,149    2.48     28.0
Time deposits                2,690,647    2.90      35.4    2,927,158    4.12      41.4    3,421,308    5.24     49.0
----------------------------------------------------------------------------------------------------------------------------
     Total                  $7,606,122    1.65%    100.0   $7,066,471    2.40%    100.0   $6,981,128    3.34%   100.0
----------------------------------------------------------------------------------------------------------------------------


*Average rate on deposits outstanding at year end.

Interest expense on deposits is summarized as follows:

                                                          Years ended December 31,
-------------------------------------------------------------------------------------
(In thousands)                                          2002       2001      2000
-------------------------------------------------------------------------------------
NOW accounts                                          $  4,402      5,099      6,195
Regular savings and money market deposit accounts       45,119     51,460     44,746
Time deposits                                           96,641    159,776    173,353
-------------------------------------------------------------------------------------
   Total                                              $146,162    216,335    224,294
-------------------------------------------------------------------------------------



The following table represents the amount of time deposits maturing during the periods indicated:

(In thousands)
--------------------------------------------------------------------------------
MATURING:
   January 1, 2003 to December 31, 2003                       $ 1,571,544
   January 1, 2004 to December 31, 2004                           585,225
   January 1, 2005 to December 31, 2005                           193,924
   January 1, 2006 to December 31, 2006                           246,299
   January 1, 2007 to December 31, 2007                            92,204
   January 1, 2008 and beyond                                       1,451
--------------------------------------------------------------------------------
       Total                                                  $ 2,690,647
--------------------------------------------------------------------------------

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Time deposits of $100,000 or more amounted to $495.1 million and $502.4 million and represented approximately 6.5% and 7.1% of total deposits at December 31, 2002 and 2001, respectively.

The following table represents the amount of time deposits of $100,000 or more maturing during the periods indicated:

(In thousands)
--------------------------------------------------------------------------------
MATURING:
   January 1, 2003 to March 31, 2003                           $   169,464
   April 1, 2003 to June 30, 2003                                   75,942
   July 1, 2003 to December 31, 2003                                40,068
   January 1, 2004 and beyond                                      209,663
--------------------------------------------------------------------------------
   Total                                                       $   495,137
--------------------------------------------------------------------------------


NOTE 12: FEDERAL HOME LOAN BANK ADVANCES
----------------------------------------

Advances payable to the Federal Home Loan Bank ("FHLB") are summarized as follows:

                                                                     At December 31,
                                                --------------------------------------------------------
                                                            2002                         2001
--------------------------------------------------------------------------------------------------------
                                                   Total                        Total
(In thousands)                                  Outstanding      Callable     Outstanding    Callable
--------------------------------------------------------------------------------------------------------
FIXED RATE:
   1.25% to 6.87% due in 2002                   $        --            --        883,000           --
   0.95% to 6.67% due in 2003                       381,655            --        313,440           --
   1.99% to 6.78% due in 2004                       750,194            --        550,320      100,000
   2.97% to 6.25% due in 2005                       150,085       100,000        102,802      100,000
   4.68% to 6.31% due in 2006                        52,028            --         52,558           --
   4.88% to 6.98% due in 2007                       702,273       500,000        502,362      500,000
   4.49% to 5.93% due in 2008                        29,396        27,000         29,773       27,000
   5.50% due in 2009                                  5,000         5,000          5,000        5,000
   8.44% due in 2010                                    475            --            521           --
   6.60% due in 2011                                  2,024            --          2,200           --
   5.49% due in 2013                                 10,000        10,000         10,000       10,000
--------------------------------------------------------------------------------------------------------
                                                  2,083,130       642,000      2,451,976      742,000
VARIABLE RATE:
   5.76% and 6.81% due in 2004                       80,000            --         80,000           --
--------------------------------------------------------------------------------------------------------
                                                  2,163,130       642,000      2,531,976      742,000
   Unamortized discount on FHLB advances               (101)           --           (797)          --
--------------------------------------------------------------------------------------------------------
        Total advances, net                     $ 2,163,029       642,000      2,531,179      742,000
--------------------------------------------------------------------------------------------------------

The Bank had additional borrowing capacity of approximately $669.7 million from the FHLB at December 31, 2002 and $112.8 million at December 31, 2001. Advances are secured by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans and securities. At December 31, 2002 and 2001, investment securities were not utilized as collateral. If securities had been used for collateral, additional borrowing capacity at December 31, 2002 and 2001 would be approximately $2.1 billion and $2.4 billion. At December 31, 2002 and 2001, the Bank was in compliance with the FHLB collateral requirements.

The unamortized discount on FHLB advances at December 31, 2002 and 2001, is a result of the Mechanics purchase acquisition in June 2000. The remaining balance of $101,000 is scheduled to be fully amortized over the 2003 year.

During the third and fourth quarter 2002 periods, the Bank received $4.2 million in one year advances at a rate of 0.95% that were related to the FHLB's Affordable Housing Program ("AHP"). These advances were an award to the Bank under that program.

In January 2001, management made a decision to prepay $155.3 million in advances that were outstanding at December 31, 2000. Of the amount prepaid, $105.0 million was scheduled to mature in 2001 and $50.3 million was scheduled to mature in 2002. The Company recorded a $1.8 million charge ($1.2 million, net of taxes) to earnings for the early extinguishment of debt.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13: SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE AND OTHER BORROWINGS
---------------------------------------------------------------------------

The following table summarizes securities sold under agreement to repurchase and other borrowings:


                                                                At December 31,
--------------------------------------------------------------------------------------
(In thousands)                                            2002                 2001
--------------------------------------------------------------------------------------
Securities sold under agreement to repurchase          $1,453,596             571,675
Federal funds purchased                                   291,105             180,000
Treasury tax and loan                                     403,148             124,510
Other                                                      18,791                  --
--------------------------------------------------------------------------------------
    Total                                              $2,166,640             876,185
--------------------------------------------------------------------------------------


During 2002 and 2001, securities sold under agreements to repurchase ("repurchase agreements") were the primary source of borrowed funds with the exception of FHLB advances. See Note 12 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information on FHLB advances. Repurchase agreements had an average balance that was 30% or more of the Bank's total equity at the end of 2002 and 2001. Repurchase agreements were primarily collateralized by U.S. Government agency mortgage-backed securities. The collateral for these repurchase agreements is delivered to broker/dealers. Repurchase agreements with broker/dealers are limited to primary dealers in government securities. Webster also enters into repurchase agreement transactions directly with commercial and municipal customers through its Treasury Sales desk. At December 31, 2002, there was $235.0 million in securities sold under agreements to repurchase that were structured to be callable by a counterparty. At December 31, 2001, no securities sold under agreement to repurchase were structured to be callable by a counterparty.

The weighted-average rates on total repurchase agreements and other borrowings were 1.33% and 1.83% at December 31, 2002 and 2001, respectively.

Information concerning repurchase agreements as of the end of the current period is presented below:


                                                    At December 31, 2002
----------------------------------------------------------------------------------------------------
(Dollars in thousands)
----------------------------------------------------------------------------------------------------
                                                                             Weighted-    Weighted-
                                           Amortized Cost    Market Value     Average      Average
Original maturity           Balance        of Collateral     of Collateral     Rate       Maturity
----------------------------------------------------------------------------------------------------
Up to 30 days             $   444,158         432,831           444,626        1.15%      2.7 Days
31 to 90 days                 122,614         125,345           129,421        1.69       3.0 Months
Over 90 days                  886,824         941,073           958,991        1.49      11.7 Months
----------------------------------------------------------------------------------------------------
Totals                    $ 1,453,596       1,499,249         1,533,038        1.40%      7.4 Months
----------------------------------------------------------------------------------------------------


The following table sets forth certain information concerning short-term borrowings under repurchase agreements at the dates and for the years indicated:


                                                                    Years ended December 31,
                                                           ---------------------------------------------
(Dollars in thousands)                                       2002           2001            2000
--------------------------------------------------------------------------------------------------------
Average amount outstanding during the period              $1,243,713        987,334        822,855
Amount outstanding at end of period                        1,453,596        571,675        489,434
Highest month end balance                                  1,871,177      1,517,949      1,094,493
Weighted-average interest rate at end of period                 1.40%          1.96           5.83
Weighted-average interest rate during the period                1.70           4.02           5.96

In November 2000, a private placement of $126.0 million of 8.72% unsecured Senior Notes due in 2007 (the "Senior Notes") was completed. The net proceeds from the note placement were used for general corporate purposes.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14: SHAREHOLDERS' EQUITY
-----------------------------

Applicable regulations of the Office of Thrift Supervision ("OTS") require federal savings banks such as the Bank, to satisfy certain minimum capital requirements, including a leverage capital requirement (expressed as a ratio of core or Tier 1 capital to adjusted total assets) and risk-based capital requirements (expressed as a ratio of core or Tier 1 capital and total capital to total risk-weighted assets). As an OTS regulated institution, the Bank is also subject to a minimum tangible capital requirement (expressed as a ratio of tangible capital to adjusted total assets). At December 31, 2002 and 2001, the Bank exceeded all OTS regulatory capital requirements and met the Federal Deposit Insurance Corporation ("FDIC") requirements for a "well capitalized" institution. In order to be considered "well capitalized" a depository institution must have a ratio of Tier 1 capital to adjusted total assets of 5%, a ratio of Tier 1 capital to risk-weighted assets of 6% and a ratio of total capital to risk-weighted assets of 10%. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's Consolidated Financial Statements. The Bank's capital amounts and classifications are also subject to qualitative judgments by the OTS about components, risk weightings and other factors.

At December 31, 2002 and 2001, the Bank was in full compliance with all applicable capital requirements, as detailed in the following table:


                                                                                OTS Minimum           FDIC Minimum
                                                    Actual                   Capital Requirements   Well Capitalized
(Dollars in thousands)                              Amount         Ratio       Amount    Ratio      Amount     Ratio
--------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2002
Bank's equity (to total assets)                   $ 1,140,160      8.54%
Non-includable subsidiaries                            (1,914)
Goodwill and other intangibles                       (252,425)
Unrealized gain on certain AFS securities, net        (50,772)
--------------------------------------------------------------------------------------------------------------------------
Tangible capital (to adjusted total assets)           835,049      6.42      $ 260,101    2.00%     No Requirement

Qualifying intangibles                                     --
--------------------------------------------------------------------------------------------------------------------------
Tier 1 capital (to adjusted total assets), net        835,049      6.42        520,201    4.00      $ 650,252    5.00%
Tier 1 Risk-based capital
   (to risk-weighted assets)                          835,049      9.41        354,989    4.00        532,484    6.00
Allowable allowance for loan losses                   110,944
Total Risk-based capital (to risk-
   weighted assets)                               $   945,993     10.66        709,979    8.00        887,473   10.00
--------------------------------------------------------------------------------------------------------------------------

AT DECEMBER 31, 2001
Tangible capital (to adjusted total assets)       $   827,874      7.28%     $ 227,563    2.00%     No Requirement
Tier 1 capital (to adjusted total assets)             829,890      7.29        455,206    4.00      $ 569,007    5.00%
Tier 1 capital (to risk-weighted assets)              829,890     11.83        280,542    4.00        420,813    6.00
Total capital (to risk-weighted assets)               917,619     13.08        561,084    8.00        701,355   10.00


Regulatory rules currently impose limitations on all capital distributions by savings institutions, including dividends, stock repurchases and cash-out mergers. Under current OTS capital distribution regulations, as long as the Bank meets the OTS capital requirements before and after the payment of dividends and meets the standards for expedited treatment of applications (including having certain regulatory composite, compliance and Community Reinvestment Act ratings), the Bank may pay dividends to the Parent Company without prior OTS approval in an amount equal to the net income less dividends paid to date for the calendar year, plus retained net income for the preceding two years. In addition, the OTS has the discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds, and must be given 30 days advance notice of all capital distributions during which time it may object to any proposed distribution. The Bank has paid dividends to the Parent Company amounting to $180.0 million, and $35.0 million for 2002 and 2001, respectively.

At the time of the respective conversions of the Bank and certain predecessors from mutual to stock form, each institution established a liquidation account for the benefit of eligible depositors who continue to maintain their deposit accounts after conversion. In the event of a complete liquidation of the Bank, each eligible depositor will be entitled to receive a liquidation distribution from the liquidation account. The Bank may not declare or pay a cash dividend on or repurchase any of its capital stock if the effect thereof would cause its regulatory capital to be reduced below applicable regulatory capital requirements or the amount required for its liquidation accounts.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Retained earnings at December 31, 2002 and 2001 included $50.0 million of earnings of the Bank appropriated to bad debt reserves (pre-1988), respectively, which were deducted for federal income tax purposes. Tax law changes were enacted in August 1996 to eliminate the "thrift bad debt" method of calculating bad debt deductions for tax years after 1995 and to impose a requirement to recapture into taxable income (over a six-year period) all bad debt reserves accumulated after 1987. Since the Company previously recorded a deferred tax liability with respect to these post-1987 reserves, its total income tax expense for financial reporting purposes is not affected by the recapture requirement. The tax law changes also provide that taxes associated with the recapture of pre-1988 bad debt reserves would become payable under more limited circumstances than under prior law. Under the tax laws, as amended, events that would result in recapture of the pre-1988 bad debt reserves include distributions to the Parent Company from the Bank in excess of specified amounts or the redemption of outstanding Bank stock. The Company does not expect such reserves to be recaptured into taxable income.

In February 1996, the Company's Board of Directors adopted a stockholder's rights plan in which preferred stock purchase rights have been granted as a dividend at the rate of one right for each share of common stock held of record as of the close of business on February 16, 1996. The plan is designed to protect all shareholders against hostile acquirers who may seek to take advantage of the Company and its shareholders through coercive or unfair tactics aimed at gaining control of the Company without paying all shareholders a fair price. Each right initially would entitle the holder thereof to purchase under certain circumstances one 1/1,000th of a share of a new Series C Preferred Stock at an exercise price of $100 per share. The rights will expire in February 2006. The rights will be exercisable only if a person or group in the future becomes the beneficial owner of 15% or more of the common stock, or announces a tender or exchange offer which would result in its ownership of 15% or more of the common stock, or if the Board declares any person or group to be an "adverse person" upon a determination that such person or group has acquired beneficial ownership of 10% or more and that such ownership is not in the best interests of the Company.

The Bank had an ESOP that invested in the Company's common stock as discussed in
Note 18 of Notes to Consolidated Financial Statements. The Company had secured and guaranteed the ESOP debt. The cost of unallocated shares held by the ESOP represented unearned compensation expense, and was recorded as a reduction of shareholders' equity in compliance with SOP 93-6. Both the loan obligation and the unearned compensation expense were reduced for any loan repayments made by the ESOP. On January 3, 2001, the remaining ESOP loan balance of $356,575 was paid off.

During 2002, Webster repurchased a total of 3,960,690 shares of its common stock at an average cost of $34.97 per common share. Of the shares repurchased, 2,175,404 shares were repurchased from the 2.5 million shares stock buyback program announced September 14, 2001 and 1,620,504 shares were repurchased in relation to a stock buyback program announced July 23, 2002. On July 23, 2002, Webster announced an additional stock buyback program of 2.4 million shares or approximately 5 percent of its 48.0 million shares of outstanding common stock as of the announcement date. An additional 164,782 shares were repurchased for acquisition and other corporate purposes.

During 2001, Webster repurchased a total of 374,756 shares of its common stock at an average cost of $29.95 per common share. The majority of the repurchased shares, totaling 294,596, was the result of an announcement by the Company during the third quarter of 2001, to begin to repurchase 2.5 million shares of its common stock.

For the 2002 and 2001 year periods, there were a total of 159,322 shares of Webster's restricted common stock granted to senior management and non-employee directors. The cost of the restricted shares was measured on the date of grant and charged to compensation expense over restricted period. See Note 18 of Notes to Consolidated Financial Statements for further information on stock-based compensation.

NOTE 15:  DERIVATIVE FINANCIAL INSTRUMENTS
------------------------------------------

As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company adopted the provisions of SFAS No. 133, as amended by SFAS Nos. 137 and 138, effective January 1, 2001. On January 1, 2001, the Company had interest caps with a notional value of $260 million and interest rate floors with a notional value of $500 million that were used to manage interest rate risk. These derivatives did not qualify for hedging under SFAS No. 133. As a result, the derivatives were recorded on the balance sheet at January 1, 2001, and a charge to earnings of $3.6 million ($2.4 million, net of taxes) was recorded in the Company's Consolidated Statements of Income. This charge is reflected in the Consolidated Statements of Income for the year ended December 31, 2001 as a cumulative effect of change in method of accounting. The interest rate caps and floors were sold during the second quarter of 2001.

Additionally, on January 1, 2001, Webster had an interest rate swap with a notional amount of $25.0 million. This swap was used to hedge the fair value of a certificate of deposit and qualified for hedge accounting under SFAS No. 133. The net loss recognized in earnings during 2001 representing the amount of hedge ineffectiveness was not significant. During the second quarter of 2001, the interest rate swap and the certificate of deposit were redeemed.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2002, Webster had outstanding interest rate swaps with a total notional amount of $900 million. These swaps are to hedge FHLB advances and qualify for fair value hedge accounting under SFAS No. 133. The swaps are used to transform FHLB advances from fixed rate to floating rate debt. Of the total, $200 million of the interest rate swaps mature in 2003; $500 million of the interest rate swaps mature in 2004 and $200 million in 2007 and an equivalent amount of the hedged advances mature on the three dates. At December 31, 2001, the Bank had no derivatives that qualified for hedge accounting under SFAS No. 133.

The Bank transacts certain derivative products with its customer base. These customer derivatives are offset with matching derivatives with other counterparties in order to minimize the Bank's risk. The Bank's exposure with respect to these derivatives is limited to nonperformance by either of the parties in the transaction - the Bank's customer or the other counterparty.

The Bank also has rate lock commitments extended to borrowers that relate to the origination of readily marketable mortgage loans held for sale ("rate locks") that are considered to be derivatives, and do not qualify for hedge accounting, under SFAS No. 133. To mitigate the interest rate risk inherent in these rate locks, as well as closed mortgage loans held for sale ("loans held for sale"), Webster Bank enters into mandatory forward commitments to sell mortgage-backed securities and best efforts forward commitments to sell individual mortgage loans ("forward commitments"). Rate locks and forward commitments are considered to be derivatives under SFAS No. 133. Beginning January 1, 2001, the Company has recorded the estimated fair value of the rate locks and forward commitments on its balance sheet in either other assets or other liabilities, with the offset to gain on sales of loans and loan servicing, net included in noninterest income.

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

At December 31, 2002 and 2001, the Company had rate locks of approximately $358.9 million and $79.7 million, mandatory forward commitments of approximately $439.7 and $194.0 million, and best efforts forward commitments of approximately $93.5 million and $1.4 million. The impact of the estimated fair value of the rate locks and forward commitments, offset by the lower of cost or market adjustment on the residential mortgage loans held for sale portfolio, was not significant to the consolidated financial statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16: SUMMARY OF ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS
------------------------------------------------------------------

A summary of estimated fair values of significant financial instruments consisted of the following:

                                                                        At December 31,
                                                -----------------------------------------------------------------
                                                            2002                               2001
-----------------------------------------------------------------------------------------------------------------
                                                 Carrying         Estimated         Carrying         Estimated
(In thousands)                                    Amount          Fair Value         Amount          Fair Value
-----------------------------------------------------------------------------------------------------------------
ASSETS:
  Cash and due from depository institutions     $   266,463          266,463          218,908          218,908
  Short-term investments                             15,596           15,596           35,937           35,937
  Securities                                      4,124,997        4,124,997        3,999,133        3,999,133
  Loans held for sale                               405,157          407,558          143,918          143,918
  Total loans                                     7,912,639        8,128,911        6,823,300        6,893,620
  Allowance for loan losses                        (116,804)        (116,804)         (97,307)         (97,307)
                                                -----------      -----------      -----------      -----------
  Loans, net                                      7,795,835        8,012,107        6,725,993        6,796,313
  Servicing rights                                   11,320           19,464            6,609           13,861
LIABILITIES:
  Deposits other than time deposits             $ 4,915,475        4,859,817        4,139,313        3,964,327
  Time deposits                                   2,690,647        2,748,054        2,927,158        2,959,281
  FHLB advances and other borrowings              4,455,669        4,578,820        3,533,364        3,592,874
  Capital securities and preferred stock
   of subsidiary corp                               130,832          161,049          159,577          178,882


The Bank uses its Asset/Liability simulation model to estimate the fair value of most assets and liabilities. Fair value is estimated by discounting the average expected cash flows over multiple interest rate paths. An arbitrage-free trinomial lattice term structure model generates the interest rate paths. The month-end LIBOR/Swap yield curve and swap option volatilities are used as the input for deriving forward rates for future months. Cash flows for all instruments are created for each rate path using product specific behavioral models and account specific system data. Discount rates are matched with the time period of the expected cash flow. The Asset/Liability simulation software is enhanced with a mortgage prepayment model and a Collateralized Mortgage Obligation database. Instruments with explicit options (i.e., caps, floors, puts and calls) and implicit options (i.e., prepayment and early withdrawal ability) require such a rate and cash flow modeling approach to more accurately quantify value. A spread is added to the discount rates to reflect credit and option risks embedded in each instrument. Spreads and prices are calibrated to observable market instruments when available or to estimates based on industry standards.

The carrying amounts for short-term investments other than time deposits approximate fair value since they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of securities (see Note 4 of Notes to Consolidated Financial Statements) is estimated based on prices or quotations received from third parties or pricing services. The fair value of interest-rate contracts was based on the amount Webster could receive or pay to terminate the agreements. FHLB stock, which is included in securities, has no active market and is required to be held by member banks. The estimated fair value of FHLB stock equals the carrying amount. In estimating the fair value of loans and deposits, about 200 distinct types of accounts are separately valued and consolidated into the broad categories in the table above. The discount rate used for the senior notes was calculated using a spread over swap rates consistent with the spread used to price the senior notes at their inception. The discount rates used for the capital securities and preferred stock of subsidiary corporation liabilities were calculated using a spread over swaps that coincide with the remaining maturities.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings or any part of a particular financial instrument. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These factors are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a substantial trust and investment management operation that contributes net fee income annually. The trust and investment operation is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimate of fair value.

NOTE 17: EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT
----------------------------------------------------------

In January 2001, a $1.8 million charge to earnings, or $1.2 million, net of taxes, was recorded for the early extinguishment of debt. A prepayment penalty was incurred on seven Federal Home Loan Bank advances totaling $155.3 million with rates between 6.30% and 8.20% and remaining maturity dates ranging from 1 month to 20 months.

NOTE 18: EMPLOYEE BENEFIT AND STOCK OPTION PLANS
------------------------------------------------

The Bank sponsors an employee investment savings plan governed by section 401(k) of the Internal Revenue Code. Under the savings plan, the Bank will match $.50 for every $1.00 of the employee's contribution up to 6% of the employee's annual compensation. Operations were charged with $2.6 million in 2002 and $1.9 million for 2001 and 2000 for employer matching contributions to the plan.

Effective as of January 1, 2002, the ESOP will not receive any further employer contributions or allow any new members to join the plan. Members will continue to receive dividend payments on their vested balance in the Company's stock. Benefit payments from the ESOP by the trustee will continue under the benefit payment provisions of the plan. The final release of unallocated shares under the ESOP occurred in January 2002.

The Bank's ESOP, which was noncontributory by employees, was designed to invest in Webster common stock on behalf of eligible employees of the Bank who met certain minimum age and service requirements. Contributions were made to the ESOP in such amounts as the Board of Directors determined on an annual basis. To the extent that the contributions were used to repay the ESOP loan, Webster common stock was released and allocated to the accounts of participants in the ESOP. Stock and other amounts allocated to a participant's account became fully vested after the participant had completed five years of service under the ESOP guidelines.

The Company accounted for the ESOP and its outstanding debt using the guidance of Statement of Position 93-6. As loan payments were made to reduce the outstanding debt of the ESOP, unallocated shares were disbursed based on the amount of principal and interest payment made during the plan year and allocated to participants' accounts. The release of shares caused a reduction to the amount of unearned compensation, a component of shareholders' equity, for the cost of the allocated shares. Compensation and benefits expense was recorded for the fair value of the allocated shares. The fair value of the allocated shares was based on the average market price of Webster's stock for the respective plan year. The number of weighted average basic and diluted shares were reduced each year by the number of unallocated shares remaining in the plan. On January 3, 2001, the remaining ESOP loan balance of $356,575 was paid in full. Subsequent to the loan payoff, all allocated shares were recognized in Webster's basic and diluted share count.

Operations were charged with $935,000, $881,000 and $1.4 million for the years ended December 31, 2002, 2001 and 2000, respectively, for costs related to the ESOP. The 2002 ESOP charge includes $857,000 of compensation expense and $78,000 of administrative costs. For 2001, all interest payments due on the ESOP loan principal balance were offset by dividend payments received on the unallocated shares.

The Bank established an Employee Stock Purchase Plan ("ESPP") in April 2000. The ESPP is governed by Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Company's stock transfer agent. The ESPP provides eligible employees the opportunity to invest up to 10% of their base compensation to purchase Webster common stock at a discounted price.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since the inception of the ESPP, participants in the ESPP were able to purchase Webster common stock at 85% of the fair market value at the lower of the market price on either the first or last trading day of each offering period. During 2002 and 2001, shares purchased totaled 33,895 and 31,941, respectively. At December 31, 2002, there were 660,051 shares available for future purchase under the ESPP. For the year ended December 31, 2002, ESPP charges to compensation and benefits expense totaled $128,000.

The Bank maintains a noncontributory pension plan for employees who meet certain minimum service and age requirements. Pension benefits are based upon earnings of covered employees during the period of credited service.

The following tables set forth changes in benefit obligation, changes in plan assets and the funded status of the Bank's pension plan at December 31, 2002 and 2001.


                                                             December 31,
                                                      --------------------------
(In thousands)                                          2002           2001
--------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
   Projected benefit obligation-beginning of year     $ 42,437        32,098
   Service cost                                          5,417         4,154
   Interest cost                                         3,098         2,379
   Plan amendments                                          --           101
   Actuarial liability loss                              2,514         5,145
   Benefits paid and administrative expenses            (1,638)       (1,440)
--------------------------------------------------------------------------------
    Projected benefit obligation-end of year            51,828        42,437
--------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS:
   Plan assets at fair value-beginning of year          35,065        31,011
   Actual loss on plan assets                           (2,401)         (353)
   Employer contributions                               13,574         5,847
   Benefits paid and administrative expenses            (1,638)       (1,440)
--------------------------------------------------------------------------------
    Plan assets at fair value-end of year               44,600        35,065
--------------------------------------------------------------------------------
   Under funded status                                   7,228         7,372
   Unrecognized prior service cost                         811           880
   Unrecognized net loss                               (17,318)       (9,575)
   Unrecognized transition asset                            76            85
   Additional minimum liability                             --         2,234
--------------------------------------------------------------------------------
    (Prepaid) accrued pension benefit cost            $ (9,203)          996
--------------------------------------------------------------------------------


The pension plan held in its investment portfolio 62,000 shares of the Company's common stock as of December 31, 2002 and 2001. The stock had an approximate market value of $2.2 million and $2.0 million at December 31, 2002 and 2001, respectively.

The discount rate, the rate of increase of future compensation levels and the expected long-term rate of return on assets used at December 31, 2002, were 6.75%, 4.50% and 9.00%, respectively. The corresponding rates at December 31, 2001 were 7.00%, 5.00% and 9.00%, respectively. The Company expects the long-term rate of return on assets for 2003 to be reduced to approximately 7.75%.

Net pension expense for 2002, 2001 and 2000 included the following components.


                                                                 Years ended December 31,
----------------------------------------------------------------------------------------------
(In thousands)                                                2002         2001         2000
----------------------------------------------------------------------------------------------
Service cost-benefits earned during the period              $ 5,417        4,154        3,488
Interest cost on projected benefit obligations                3,098        2,379        2,006
Expected return on plan assets                               (3,303)      (2,758)      (2,432)
Amortization of prior service cost and transition asset         (78)         (84)         (85)
Recognized net loss                                             475           --           --
----------------------------------------------------------------------------------------------
   Net pension expense                                      $ 5,609        3,691        2,977
----------------------------------------------------------------------------------------------

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Bank also provides other post-retirement benefits to certain retired employees. The following tables set forth the changes in benefit obligation and the funded status of the plan at December 31, 2002 and 2001:


                                                                        At December 31,
                                                                     ---------------------
(In thousands)                                                        2002          2001
------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
Accumulated post-retirement benefit obligation-beginning of year     $ 3,392        3,487
Interest cost                                                            210          234
Actuarial (gain) loss                                                    914          (58)
Benefits paid                                                           (293)        (271)
------------------------------------------------------------------------------------------
Accumulated post-retirement benefit obligation-end of year             4,223        3,392
------------------------------------------------------------------------------------------
Funded status                                                          4,223        3,392
Unrecognized prior service cost                                         (806)        (868)
Unrecognized net gain (loss)                                            (139)         779
------------------------------------------------------------------------------------------
Accrued post-retirement benefit cost                                 $ 3,278        3,303
------------------------------------------------------------------------------------------


The discount rate used in determining the accumulated post-retirement benefit obligation was 6.75% for 2002 and 7.00% for 2001. The assumed healthcare cost-trend rate is 5.0% for 2002 and 10.0% for 2003 declining 1.00% each year until 2008 when the rate will be 5.00%. An increase of 1.00% in the assumed healthcare cost trend rate for the 2002 period would have increased the net periodic post-retirement benefit cost by $17,000 and increase the accumulated benefit obligation by $320,000. A decrease of 1.00% in the assumed healthcare cost trend rate for the 2002 period would have decreased the net periodic post-retirement cost by $15,000 and decrease the accumulated benefit obligation by $282,000.

The components of post-retirement benefits cost were as follows:

                                              Years ended December 31,
--------------------------------------------------------------------------------
(In thousands)                                2002     2001     2000
--------------------------------------------------------------------------------
Interest cost                                 $210      234      210
Amortization of prior service cost and
   net losses (gains) recognized                58       25       (7)
--------------------------------------------------------------------------------
Net periodic post-retirement benefit cost     $268      259      203
--------------------------------------------------------------------------------


The Company maintains a fixed stock option plan (the "plan") for the benefit of its officers and directors. The plan grants both incentive and nonqualified stock options. The Company also has several plans through acquisitions that have remaining options outstanding as of December 31, 2002. During 2002, effective January 1, 2002, Webster adopted the fair value recognition provisions of SFAS No. 123 applied on a prospective basis for its option accounting. Prior to January 1, 2002, Webster applied the provisions of APB No. 25 and related interpretations in accounting for its option grants. Under the provisions of APB No. 25, Webster reported the cost of options granted prior to January 1, 2002 in pro forma disclosure form. See Note 1 of Notes to Consolidated Financial Statements for information that discloses net income and earnings per share information had the fair value method under SFAS No. 123 been applied to options granted from 1995 through December 31, 2001.

The fair value of each option is determined based on the grant date using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions used for grants issued during 2002: expected option term of 8.6 years, expected dividend yield of 2.15%, expected volatility of 31.75%, expected forfeiture rate of 4.46%, and weighted risk-free interest rate of 4.35%. The weighted-average assumptions used for grants issued during 2001 were: 8.5 years, 2.15%, 34.76%, 2.99% and 5.37%, respectively; and for 2000 were 9.0 years,
2.35%, 39.02%, 2.00% and 6.76%, respectively. The weighted-average per share fair value of options granted during 2002, 2001 and 2000 were $12.56, $11.45 and $9.85, respectively.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of the option plans at December 31, 2002, 2001 and 2000 and changes during the years is presented below:

                                                        2002                      2001                      2000
-----------------------------------------------------------------------------------------------------------------------------
                                                              Weighted-                  Weighted-                  Weighted-
                                                              Average                    Average                    Average
                                                              Exercise                   Exercise                   Exercise
                                                Shares         Price       Shares         Price       Shares          Price
-----------------------------------------------------------------------------------------------------------------------------
Options outstanding at beginning of year      3,160,635      $   23.69   3,096,287      $   21.14   2,924,905      $   19.00
Options granted                                 516,349          35.06     556,410          28.75     686,193          22.81
Options issued in connection with
   purchase acquisitions                             --          --             --             --     399,249          13.43
Options exercised                              (236,015)         19.59    (445,082)         12.10    (866,483)         12.02
Options forfeited/canceled                      (78,670)         24.99     (46,980)         25.13     (47,577)         20.37
-----------------------------------------------------------------------------------------------------------------------------
Options outstanding at end of year            3,362,299      $   25.62   3,160,635      $   23.69   3,096,287      $   21.14
-----------------------------------------------------------------------------------------------------------------------------
Options exercisable at year end               1,848,025      $   23.37   1,754,410      $   22.39   1,971,224      $   19.41



The following table summarizes information about the option plans at December 31, 2002:


                                           OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
------------------------------------------------------------------------------------------------------------
                                            Weighted-Average   Weighted-                         Weighted-
                                               Remaining        Average                           Average
                                Number      Contractual Life    Exercise         Number           Exercise
Range of Exercise Prices      Outstanding      (in years)         Price        Exercisable          Price
------------------------------------------------------------------------------------------------------------
$   7.89 - 11.83                405,066           1.6           $   9.99         405,066         $    9.99
   11.84 - 15.78                141,502           2.9              13.97         141,502             13.97
   15.79 - 19.72                199,536           4.0              18.66         199,536             18.66
   19.73 - 23.67                697,161           7.7              22.74          42,111             22.05
   23.68 - 27.61                343,886           6.5              25.31         333,886             25.29
   27.62 - 31.56                445,022           8.6              29.94          80,647             30.28
   31.57 - 35.50              1,046,401           7.2              33.78         611,277             33.24
   35.51 - 39.45                 83,725           9.3              37.82          34,000             38.54
------------------------------------------------------------------------------------------------------------
                              3,362,299           6.4           $  25.62       1,848,025         $   23.37
------------------------------------------------------------------------------------------------------------

At December 31, 2002, there were a total of 3,362,299 options outstanding that included 164,025 of outstanding options related to acquired companies. The outstanding options amount was comprised of 2,350,178 Non-Qualified and 1,012,121 of Incentive Stock Options. The options that grant the holder the right to acquire a share of the Company's common stock for each option held, in general, normally vest over a three to four year period and have a contractual ten year life. The 1992 Stock Option Plan ("the Plan") was amended in 2001 to increase the number of shares of common stock available for issuance under the Plan, to provide for discretionary grants of options to non-employee directors and to discontinue automatic grants of options to non-employee directors. The Plan was also amended in 2000 to permit grants of restricted stock. There were no amendments to the Plan during 2002. During 2002 and 2001, there were 59,666 and 86,750, respectively, of restricted common shares granted to senior management under the Plan. The restricted common shares granted to management normally vest over a period ranging from three to five years. The Company also maintains a Director Retainer Fees plan that provides non-employee directors with restricted shares in lieu of an annual cash retainer for their services rendered as directors. During 2002 and 2001, a total of 4,450 and 8,456 restricted shares, respectively, were granted to directors with a vesting schedule of one year. The cost of all restricted shares granted to directors and management is amortized to compensation expense over the service vesting period and such expense is reflected in compensation and benefits expense. Under the Plan, as of December 31, 2002, there were 362,377 common shares available for future grants.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19: BUSINESS SEGMENTS
--------------------------

Webster has four segments for purposes of business segment reporting. These segments include Retail Banking, Commercial Banking, Trust and Investment Services and Treasury. The organizational hierarchies that define the business segments are periodically reviewed and revised. Results may be restated, when necessary, to reflect changes in the organizational structure. During 2002, Webster revised its business segments to reflect its current organizational hierarchy. Prior year results were restated to reflect this change. The following table presents the statement of operations and total assets for Webster's reportable segments.

Operating income and total assets by business segment are as follows:


YEAR ENDED DECEMBER 31, 2002
-----------------------------------------------------------------------------------------------------------------------------
                                                                                    TRUST AND
                                                 RETAIL          COMMERCIAL        INVESTMENT                   CONSOLIDATED
(IN THOUSANDS)                                   BANKING          BANKING           SERVICES       TREASURY         TOTAL
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                            $   231,924          63,532            1,992          108,280         405,728
Provision for loan losses                            6,221          22,503              276               --          29,000
-----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                225,703          41,029            1,716          108,280         376,728
Noninterest income                                  98,747          33,279           16,744           36,802         185,572
Noninterest expense                                212,401          56,159           20,104           39,659         328,323
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
  effect of change in method of accounting         112,049          18,149           (1,644)         105,423         233,977
Income taxes expense (benefit)                      35,419           5,737             (520)          33,329          73,965
-----------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change
   in method of accounting                          76,630          12,412           (1,124)          72,094         160,012
Cumulative effect of change in method
  of accounting (net of taxes)                          --          (7,280)              --               --          (7,280)
-----------------------------------------------------------------------------------------------------------------------------
  Net income                                   $    76,630           5,132           (1,124)          72,094         152,732
-----------------------------------------------------------------------------------------------------------------------------

Total assets at period end                     $ 6,253,317       2,438,860           48,813        4,727,014      13,468,004



YEAR ENDED DECEMBER 31, 2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                                    TRUST AND
                                                 RETAIL          COMMERCIAL        INVESTMENT                  CONSOLIDATED
(IN THOUSANDS)                                   BANKING          BANKING           SERVICES     TREASURY         TOTAL
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                           $   234,121          63,775             738          68,845          367,479
Provision for loan losses                           3,922          10,090             388              --           14,400
-----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision               230,199          53,685             350          68,845          353,079
Noninterest income                                 89,521          23,330          19,125          30,122          162,098
Noninterest expense                               213,450          41,898          17,020          36,564          308,932
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes, extraordinary
  item and cumulative effect of
   change in method of accounting                 106,270          35,117           2,455          62,403          206,245
Income taxes expense                               35,753          11,481             806          21,390           69,430
-----------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item and
  cumulative effect of change in method
   of accounting                                   70,517          23,636           1,649          41,013          136,815
Extraordinary item-early extinguishment
  of debt (net of taxes)                               --              --              --          (1,209)          (1,209)
Cumulative effect of change in method
  of accounting (net of taxes)                         --              --              --          (2,418)          (2,418)
-----------------------------------------------------------------------------------------------------------------------------
  Net income                                  $    70,517          23,636           1,649          37,386          133,188
-----------------------------------------------------------------------------------------------------------------------------

Total assets at period end                    $ 5,670,598       1,985,859          35,407       4,165,518       11,857,382

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



YEAR ENDED DECEMBER 31, 2000
-------------------------------------------------------------------------------------------------------------------------
                                                                               TRUST AND
                                                 RETAIL       COMMERCIAL      INVESTMENT                  CONSOLIDATED
(IN THOUSANDS)                                   BANKING       BANKING         SERVICES      TREASURY         TOTAL
-------------------------------------------------------------------------------------------------------------------------
Net interest income                           $  257,400         51,423            279          17,414        326,516
Provision for loan losses                          2,423          9,377             --              --         11,800
-------------------------------------------------------------------------------------------------------------------------
Net interest income after provision              254,977         42,046            279          17,414        314,716
Noninterest income                                76,251         10,742         18,457          23,371        128,821
Noninterest expense                              198,144         27,187         16,374          25,425        267,130
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes                       133,084         25,601          2,362          15,360        176,407
Income taxes expense                              43,710          8,578            778           5,050         58,116
-------------------------------------------------------------------------------------------------------------------------
Net income after taxes                        $   89,374         17,023          1,584          10,310        118,291
-------------------------------------------------------------------------------------------------------------------------

Total assets at period end                    $5,638,219      1,669,710         15,809       3,925,770     11,249,508

Retail Banking
--------------

The Retail Banking segment includes insurance services, consumer lending and the Bank's deposit generation and direct banking activities, which include the operation of automated teller machines and telebanking customer support, sales and small business banking. The Retail Banking segment also includes the Bank's residential real estate loan origination, loan servicing and secondary marketing activities.

Commercial Banking
------------------

The Commercial Banking segment includes the Bank's commercial and industrial, equipment financing and commercial real estate lending activities. This segment also includes business deposits, cash management activities for business banking and financial advisory services. The results for 2002 include a $7.3 million, net of tax, charge for the adoption of SFAS No. 142 and increased loan loss provision resulting from the fourth quarter sale or transfer to held for sale of classified telecommunications and cable loans.

Trust and Investment Services
-----------------------------

The Trust and Investment Services segment includes all trust activities, including Webster Financial Advisors, and the investment services of Webster Investment Services.

During 2002, Trust and Investment Services were combined into a primary line of business. This business line which includes WFA, Webster Trust, WIS, Fleming and Private Banking provides comprehensive wealth management services for individuals and institutions.

Treasury
--------

The Treasury segment includes short-term investments, investment securities, Federal Home Loan Bank advances, repurchase agreements and other borrowings. Treasury's improved results for 2002 resulted primarily from holding short duration liabilities during a declining interest rate environment.

Management allocates indirect expenses to its segments. These expenses include administration, finance, technology and processing operations and other support functions.

NOTE 20: CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF
---------------------------------------------------------------------------
SUBSIDIARY TRUSTS
-----------------

During 1997, Webster formed a statutory business trust, Webster Capital Trust I ("Trust I"), of which Webster holds a 100% interest. Trust I exists for the sole purpose of issuing trust securities and investing the proceeds in an equivalent amount of subordinated debentures of the Company. On January 31, 1997, Trust I completed a $100.0 million underwritten public offering of 9.36% Corporation-Obligated Mandatorily Redeemable Capital Securities of Webster Capital Trust I ("capital securities"). The sole asset of Trust I is the $100.0 million of Webster's 9.36% junior subordinated deferrable interest debentures due in 2027 ("subordinated debt securities"), purchased by Trust I on January 30, 1997.

On April 1, 1997, Eagle Financial Capital Trust I, subsequently renamed Webster Capital Trust II ("Trust II"), completed a $50.0 million private placement of 10.00% capital securities. Proceeds from the issue were invested by Trust II in junior subordinated deferrable debentures issued by Eagle due in 2027. These debentures represent the sole assets of Trust II. Webster holds a 100% interest in Trust II.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total expenses for Trusts I and II were $13.5 million, $14.5 million and $14.3 million for 2002, 2001 and 2000, respectively, inclusive of issuance cost amortization. The expense associated with Trust I and Trust II is tax deductible and is included in noninterest expenses.

During 2002, Webster repurchased $28.7 million of the capital securities issued by Webster Capital Trust I and II. At December 31, 2002, Webster Capital Trust I had remaining capital securities outstanding of $81.3 million and Webster Capital Trust II, had remaining capital securities outstanding of $40.0 million.

Webster Capital Trust III was organized in June 1999 and to date the trust has not been capitalized. Webster Capital Trust III was established for the sole purpose of issuing trust securities and investing the proceeds in an equivalent amount of subordinated debentures of Webster.

The subordinated debt securities are unsecured obligations of Webster and are subordinate and junior in right of payment to all present and future senior indebtedness. Webster has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing Trust I and Trust II, including its obligations to pay costs, expenses, debts and liabilities (other than trust securities), provides a full and unconditional guarantee of amounts on the capital securities. The capital securities qualify as Tier I capital under regulatory capital definitions.

In November of 2002, the FASB directed its staff to draft a statement to be issued in February 2003 to establish standards for issuers' classification of liabilities in the statement of financial position of financial instruments that have characteristics of both liabilities and equity. If this statement is adopted, the Company will be required to reclassify its Corporation-obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts to borrowings. Currently, these are classified as a separate line item between total liabilities and stockholders' equity on the Consolidated Statements of Condition. In addition, the interest cost of these securities, which is currently included in noninterest expenses would be classified as interest expense on borrowings under this proposal. There would be no impact to the results of operations.

NOTE 21: PREFERRED STOCK OF SUBSIDIARY CORPORATION
--------------------------------------------------

In December 1997, WPCC raised $50.0 million in a public offering in which $40.0 million was issued as Series A 7.375% cumulative redeemable preferred stock and $10.0 million was issued as Series B 8.625% cumulative redeemable preferred stock that is quoted under NASDAQ listing (WBSTP). The Bank owns all of WPCC's common stock. The Series A preferred stock was redeemed in January 2001. The Series B preferred stock is not redeemable prior to January 15, 2003, except upon the occurrence of a specified tax event. Redemption after January 15, 2003 is at the option of WPCC. Dividend expense on the preferred stock, inclusive of issuance cost amortization, was $863,000, $985,000 and $4.2 million for 2002, 2001 and 2000, respectively. The preferred shares are not exchangeable into common stock or any other securities of the Bank or Webster, and do not constitute regulatory capital of either the Bank or Webster.

NOTE 22: LEGAL PROCEEDINGS
--------------------------

Webster is involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed to be immaterial to the financial condition and results of operations.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 23: PARENT COMPANY CONDENSED FINANCIAL INFORMATION
-------------------------------------------------------

The Parent Company Condensed Statements of Condition for 2002 and 2001 and the Statements of Income and Cash Flows for the three-year period ended December 31, 2002 are presented below.

STATEMENTS OF CONDITION
--------------------------------------------------------------------------------
                                                           At December 31,
                                                    ----------------------------
(In thousands)                                         2002            2001
--------------------------------------------------------------------------------
ASSETS:
   Cash and due from depository institutions        $    1,846          1,147
   Short-term investments                               11,160         15,928
   Securities available for sale                        63,695         83,202
   Loan receivable                                       4,006          3,163
   Investment in subsidiaries                        1,185,098      1,161,497
   Due from subsidiaries                                 1,850          1,247
   Other direct investments                             17,103         16,732
   Other assets                                          4,227          7,217
--------------------------------------------------------------------------------
    Total assets                                    $1,288,985      1,290,133
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Senior notes                                     $  126,000        126,000
   Other liabilities                                     6,272          7,666
--------------------------------------------------------------------------------
   Total liabilities                                   132,272        133,666
--------------------------------------------------------------------------------

   Corporation-obligated mandatorily redeemable
    capital securities of subsidiary trusts            121,255        150,000

   Shareholders' equity                              1,035,458      1,006,467
--------------------------------------------------------------------------------
    Total liabilities and shareholders' equity      $1,288,985      1,290,133
--------------------------------------------------------------------------------


STATEMENTS OF INCOME

----------------------------------------------------------------------------------------------------------
                                                                         Years ended December 31,
                                                                 -----------------------------------------
(In thousands)                                                      2002           2001          2000
----------------------------------------------------------------------------------------------------------
OPERATING INCOME:
   Dividends from subsidiary                                     $ 180,000         36,000       133,552
   Interest on securities                                            4,949          7,222         7,535
   Interest on loans                                                   245             95            --
   Gain on sale of securities                                        5,685          1,674         8,293
   Other noninterest income                                            113            663             1
----------------------------------------------------------------------------------------------------------
    Total operating income                                         190,992         45,654       149,381
----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Interest expense on borrowings                                   11,163         11,164         7,383
   Capital securities expense                                       13,525         14,462        14,323
   Compensation and benefits                                         5,926          3,966         3,094
   Other expenses                                                    3,720          2,747         1,607
----------------------------------------------------------------------------------------------------------
    Total operating expenses                                        34,334         32,339        26,407
----------------------------------------------------------------------------------------------------------
   Income before income taxes and equity
    in undistributed earnings of subsidiaries                      156,658         13,315       122,974
   Income tax benefit                                                9,123          9,300         4,335
----------------------------------------------------------------------------------------------------------
   Income before equity in undistributed
    earnings of subsidiaries                                       165,781         22,615       127,309
   Equity in undistributed (losses) earnings of subsidiaries       (13,049)       110,573        (9,018)
----------------------------------------------------------------------------------------------------------
   Net income                                                    $ 152,732        133,188       118,291
----------------------------------------------------------------------------------------------------------

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


STATEMENTS OF CASH FLOWS

                                                                       Years ended December 31,
--------------------------------------------------------------------------------------------------------
(In thousands)                                                   2002            2001            2000
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                  $ 152,732        133,188        118,291
   Decrease (increase) in interest receivable                        100            510            (41)
   Increase in other assets                                       (1,901)        (1,826)       (11,671)
   Gain on sale of securities                                     (5,685)        (1,674)        (8,293)
   Equity in undistributed loss (earnings) of subsidiaries        13,049       (110,573)         9,018
   Increase (decrease) in other liabilities                        1,745         (2,010)         4,220
   Amortization of stock-based compensation                        3,385          1,184            595
   Amortization of securities, net                                    45             72             73
--------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                    163,470         18,871        112,192
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Purchases of securities available for sale                    (20,406)        (7,268)      (354,560)
   Sales and maturities of securities available for sale          51,045         30,852        382,669
   Decrease (increase) in short-term investments                   4,768         24,431        (40,021)
   Increase in loan receivable                                      (843)        (3,163)            --
   Net cash paid for purchase acquisitions                          (650)       (25,670)       (27,187)
   Distribution from bank subsidiary                                  --             --           (527)
--------------------------------------------------------------------------------------------------------
    Net cash provided (used) by investing activities              33,914         19,182        (39,626)
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Repayment of borrowings                                            --           (357)      (856,649)
   Proceeds from borrowings                                           --             --        903,240
   Redemption of capital securities                              (28,745)            --             --
   Exercise of stock options                                       6,034          7,622         13,308
   Cash dividends to shareholders                                (35,463)       (33,003)       (28,645)
   Common stock repurchases                                     (138,511)       (11,223)      (110,797)
--------------------------------------------------------------------------------------------------------
    Net cash used by financing activities                       (196,685)       (36,961)       (79,543)
--------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                     699          1,092         (6,977)
Cash and cash equivalents at beginning of year                     1,147             55          7,032
--------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of year                    $   1,846          1,147             55
--------------------------------------------------------------------------------------------------------


NOTE 24: SUBSEQUENT EVENTS
--------------------------

On January 6, 2003, Webster announced that it acquired The Mathog and Moniello Companies, ("Mathog"). Mathog is a commercial property and casualty insurance agency that specializes in providing risk management products and services to self-insured businesses and groups. Mathog is based in East Haven, Connecticut with offices in West Hartford, Connecticut and Harrison, New York.

On January 14, 2003, Webster Bank completed an offering of $200 million of subordinated notes. The notes have an interest rate of 5.875% and will mature on January 15, 2013. The securities were offered through a firm commitment underwriting in minimum denominations of $250,000 to institutional investors. The subordinated notes were rated investment grade by the major rating agencies. The subordinated notes constitute new funding and will supplement the Bank's existing capital including regulatory capital. At December 31, 2002, Webster Bank was a well-capitalized institution.

On January 24, 2003, Webster Bank acquired Budget Installment Corp., ("BIC"). BIC is an insurance premium financing company based in Rockville Centre, New York. BIC finances commercial property and casualty premiums for businesses that pay their insurance premiums on a monthly basis. BIC has the majority of its borrowers located in the New York and New Jersey areas.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

Information regarding the directors of the Company is omitted from this report as the Company has filed its definitive proxy statement within 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.

The following table sets forth certain information for the executive officers of Webster, each of whom is elected to serve for a one-year period.

                            AGE AT                     POSITIONS HELD WITH WEBSTER
NAME                   DECEMBER 31, 2002                    AND WEBSTER BANK
----                   -----------------               ---------------------------

James C. Smith               53                Chairman, Chief Executive Officer and Director

William T. Bromage           57                President, Chief Operating Officer and Director of
                                               Webster and Webster Bank; Vice Chairman of Webster Bank

William J. Healy             58                Executive Vice President and Chief Financial Officer

Peter K. Mulligan            58                Senior Executive Vice President - Retail Banking

Joseph J. Savage             50                Executive Vice President - Commercial Banking

Jo D. Keeler                 52                Executive Vice President and Chief Risk Officer of
                                               Webster and Webster Bank and Chief Credit Policy
                                               Officer of Webster Bank

Harriet Munrett Wolfe        49                Executive Vice President, General Counsel and Secretary


       Information concerning the principal occupation of these executive officers of Webster and Webster Bank during at least the last five years is set forth below.

       JAMES C. SMITH is Chairman, Chief Executive Officer and a director of Webster and Webster Bank, having been elected Chairman in 1995 and Chief Executive Officer in 1987. Mr. Smith joined Webster Bank in 1975, and was elected President, Chief Operating Officer and a director of Webster Bank in 1982 and of Webster in 1986. Mr. Smith, who served as a member of the Board of Directors of the American Bankers Association until December 2002, is Chairman of the Corporate Governance Task Force of the American Bankers Association. Mr. Smith served as President of Webster and Webster Bank until April 2000. He is a director of MacDermid, Incorporated (NYSE: MRD), a manufacturer and wholesaler of specialty chemical products, and St. Mary's Hospital, both of Waterbury, Connecticut. Mr. Smith is co-chair of the Governor's Council on Economic Competitiveness and Technology in Connecticut, and is active in numerous community and economic development organizations.

       WILLIAM T. BROMAGE is President, Chief Operating Officer and a director of Webster and Webster Bank and Vice Chairman of Webster Bank. Mr. Bromage was elected President in April 2000 and Chief Operating Officer in January 2002. From September 1999 to April 2000, he served as Senior Executive Vice President -- Business Banking and Corporate Development of Webster and Webster Bank. From May 1996 to August 1999, Mr. Bromage served as Executive Vice President -- Business Banking of Webster and Webster Bank. Prior to joining Webster, he was a Consultant at Aetna Life & Casualty in Hartford, Connecticut from 1995 to March 1996. Before his association with Aetna, he was Executive Vice President in Credit Administration at Shawmut National Corporation since 1990 and had served Shawmut in other positions since 1969.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       WILLIAM J. HEALY is Executive Vice President and Chief Financial Officer of Webster and Webster Bank, positions he has held since April 2001. Prior to joining Webster, Mr. Healy was the Executive Vice President and Chief Financial Officer for Summit Bancorp, a bank holding company in Princeton, New Jersey. From 1994 to 1998, Mr. Healy was Executive Vice President, Chief Accounting Officer and Controller for Summit. He joined Summit in 1973, after working for KPMG Peat Marwick for several years as a supervising senior accountant and senior accountant.

       PETER K. MULLIGAN is Senior Executive Vice President -- Retail Banking of Webster and Webster Bank, positions he has held since June 2000. From 1995 until June 2000, he served as Executive Vice President -- Consumer and Small Business Banking of Webster and Webster Bank. Prior to joining Webster Bank, he was the Director of Product Management, Retail Sales and Insurance at The Bank of Boston from 1992 to 1995, and served as the Executive Vice President of the Banking Division at The Society for Savings, Hartford, Connecticut from 1988 until 1992. Society was acquired by The Bank of Boston in 1992.

       JOSEPH J. SAVAGE is Executive Vice President of Webster Financial Corporation and Executive Vice President of Commercial Banking for Webster Bank. He joined Webster in April of 2002. Prior to joining Webster, Mr. Savage was Executive Vice President of the Communications and Energy Banking Group for CoBank in Denver, Colorado from 1996 to April of 2002. Prior to joining CoBank, he was President of Keystone Ventures, LLC in Farmington, Connecticut from December of 1995 to November of 1996, where he successfully raised equity and debt for investment in rural cellular properties. Before his tenure with Keystone, Mr. Savage was Senior Vice President, Specialized Lending for Shawmut Bank and served as President of Shawmut National Ventures.

       JO D. KEELER is Executive Vice President and Chief Risk Officer of Webster and Webster Bank and Chief Credit Policy Officer of Webster Bank. Mr. Keeler joined Webster in 2001. Prior to joining Webster, Mr. Keeler was an Executive Credit Officer for FleetBoston Financial in Boston, Massachusetts, from June 1993 to March 2001. From January 1991 to June 1993, he served as Chief Financial Officer for a privately held Pennsylvania based steel manufacturing company. Prior to that, Mr. Keeler spent thirteen years from 1978 to 1991 with Mellon Bank in Pittsburgh, Pa., serving in various lending capacities.

       HARRIET MUNRETT WOLFE is Executive Vice President, General Counsel and Secretary of Webster and Webster Bank. Ms. Wolfe joined Webster and Webster Bank in March 1997 as Senior Vice President and Counsel, was appointed Secretary in June 1997 and General Counsel in September 1999. In January 2003, she was appointed Executive Vice President. Prior to joining Webster and Webster Bank, she was in private practice. From November 1990 to January 1996, she was Vice President and Senior Counsel of Shawmut Bank Connecticut, N.A., Hartford, Connecticut. Prior to joining Shawmut, she was Associate Legal Counsel and Assistant Secretary of the former Citytrust, Bridgeport, Connecticut.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

Information regarding compensation of executive officers and directors is omitted from this Report as the Company has filed a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report, and the information included therein (excluding the Compensation Committee Report on Executive Compensation and the Comparative Company Performance information) is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

Information required by this Item is omitted from this Report as the Company has filed a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Information regarding certain relationships and related transactions is omitted from this Report as the Company has filed a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

(a)     Evaluation of Disclosure Controls and Procedures


        The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities and Exchange Act of 1934, as amended) within 90 days prior to the filing date of this report. Based upon that evaluation, Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.


(b)     Changes in Internal Controls

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)(1) The Consolidated Financial Statements of Registrant and its subsidiaries are included within Item 8 of Part II of this Report.

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The exhibits listed below are either filed as part of this Report or are incorporated herein by reference; references to First Federal Bank now mean Webster Bank.

EXHIBIT NO.                           EXHIBIT DESCRIPTION
--------------------------------------------------------------------------------
Exhibit No. 3.       Certificate of Incorporation and Bylaws.

              3.1    Second Restated Certificate of Incorporation (filed as
                     Exhibit 3.1 to the Corporation's Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

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

              10.13 2001 Directors Retainer Fees Plan (filed as Exhibit A to the Corporation's Definitive Proxy Statement filed with the SEC on March 21, 2001 and incorporated herein by reference).

              10.14 Supplemental Retirement Plan for Employees of Webster Bank, as amended and restated effective January 1, 2003.

              10.15 Qualified Performance-Based Compensation Plan (filed as Exhibit A to the Corporation's definitive proxy materials for the Corporation's 1998 Annual Meeting of Shareholders and incorporated herein by reference).


              10.16 Employee Stock Purchase Plan (filed as Appendix A to the Company's Definitive Proxy Statement filed with the SEC on March 23, 2000 and incorporated herein by reference).


              10.17 Employment Agreement, dated as of January 1, 1998, among James C. Smith, the Corporation and Webster Bank (filed as
                     Exhibit 10.27 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

              10.18 Employment Agreement, dated as of January 1, 1998, among William T. Bromage, the Corporation and Webster Bank (filed as Schedule 10.27 to Exhibit 10.27 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

              10.19 Employment Agreement, dated as of January 1, 1998, among Peter K. Mulligan, the Corporation and Webster Bank (filed as Schedule 10.27 to Exhibit 10.27 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

              10.20 Employment Agreement, dated as of April 24, 2002, among Joseph J. Savage, the Corporation and Webster Bank.

              10.21 Amendment to Employment Agreement, entered into as of March 17, 1998, by and among Webster Bank, the Corporation and James C. Smith (filed as Exhibit 10.28 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

              10.22 Amendment to Employment Agreement, entered into as of March 17, 1998, by and among Webster Bank, the Corporation and William T. Bromage (filed as Schedule 10.28 to Exhibit
                     10.28 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

              10.23 Amendment to Employment Agreement, entered into as of March 17, 1998, by and among Webster Bank, the Corporation and Peter K. Mulligan (filed as Schedule 10.28 to Exhibit 10.28 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

              10.24 Change of Control Employment Agreement, dated as of December 15, 1997, by and between the Corporation and James
                     C. Smith (filed as Exhibit 10.29 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

              10.25 Change of Control Employment Agreement, dated as of December 15, 1997, by and between the Corporation and William T. Bromage (filed as Schedule 10.29 to Exhibit
                     10.29 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

              10.26 Change of Control Employment Agreement, dated as of December 15, 1997, by and between the Corporation and Peter
                     K. Mulligan (filed as Schedule 10.29 to Exhibit 10.29 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

              10.27 Change of Control Employment Agreement, dated as of April 24, 2002, by and between the Corporation and Joseph J. Savage.

              10.28 Employment Agreement, dated as of March 30, 2001, among William J. Healy, the Corporation and Webster Bank (filed as Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 30, 2001 and incorporated herein by reference).

              10.29 Change of Control Employment Agreement, dated as of March 30, 2001, by and between Webster Financial Corporation and William J. Healy (filed as Exhibit 10.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 30, 2001 and incorporated herein by reference).

              10.30 Purchase and Assumption Agreement, dated as of October 2, 1992, among the Federal Deposit Insurance Corporation (the "FDIC"), in its corporate capacity as receiver of First Constitution Bank, the FDIC and First Federal Bank (filed as Exhibit 2 to the Corporation's Current Report on Form 8-K filed with the SEC on October 19, 1992 and incorporated herein by reference).

              10.31 Amendment No. 1 to Purchase and Assumption Agreement, made as of August 8, 1994, by and between the FDIC, the FDIC as receiver of First Constitution Bank, and First Federal Bank (filed as Exhibit 10.36 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

              10.32 Indenture, dated as of June 15, 1993, between the Corporation and Chemical Bank, as trustee, relating to the Corporation's 8 3/4% Senior Notes due 2000 (filed as
                     Exhibit 99.5 to the Corporation's Current Report on Form 8-K/A filed with the SEC on November 10, 1993 and incorporated herein by reference).

              10.33 Junior Subordinated Indenture, dated as of January 29, 1997 between the Corporation and The Bank of New York, as trustee, relating to the Corporation's Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 10.41 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

Exhibit No. 21       Subsidiaries.

Exhibit No. 23       Consent of KPMG L.L.P.

Exhibit No. 99.1     Section 906 Certification of Chief Executive Officer

Exhibit No. 99.2     Section 906 Certification of Chief Financial Officer

(b) Reports on Form 8-K

    Current Report on Form 8-K, filed with SEC on December 5, 2002 Current Report on Form 8-K, filed with SEC on December 17, 2002

(c) Exhibits to this Form 10-K are attached or incorporated herein by reference as stated above.

(d) Not applicable.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 20, 2003.



                                         WEBSTER FINANCIAL CORPORATION


                                         By /s/ James C. Smith
                                            ---------------------------------
                                            James C. Smith
                                            Chairman and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 20, 2003.


                    Name:                                   Title:
                    ----                                    -----

        /s/ James C. Smith                    Chairman and Chief Executive Officer
       ----------------------------------     (Principal Executive Officer)
       James C. Smith


        /s/ William J. Healy                  Executive Vice President and
       ----------------------------------     Chief Financial Officer
       William J. Healy                       (Principal Financial and Accounting Officer)


       /s/ Joel S. Becker                     Director
       ----------------------------------
       Joel S. Becker

       /s/ William T. Bromage                 President and Director
       ----------------------------------
       William T. Bromage

       /s/ George T. Carpenter                Director
       ----------------------------------
       George T. Carpenter

        /s/ John J. Crawford                  Director
       ----------------------------------
       John J. Crawford

        /s/ Robert A. Finkenzeller            Director
       ----------------------------------
       Robert A. Finkenzeller

       /s/ C. Michael Jacobi                  Director
       ----------------------------------
       C. Michael Jacobi

        /s/ John F. McCarthy                  Director
       ----------------------------------
       John F. McCarthy

       /s/ Michael G. Morris                  Director
       ----------------------------------
       Michael G. Morris


                                  CERTIFICATION

I, James C. Smith, certify that:

1. I have reviewed this annual report on Form 10-K of Webster Financial Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003




/s/ James C. Smith
--------------------------------
James C. Smith
Chairman and Chief Executive Officer

                                  CERTIFICATION



I, William J. Healy, certify that:

1. I have reviewed this annual report on Form 10-K of Webster Financial Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003




/s/ William J. Healy
-------------------------------------
William J. Healy
Executive Vice President and Chief Financial Officer