Form 10-Q
period 2003-03-31
WEBSTER FINANCIAL CORP
filed 2003-05-14
CIK 801337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 2003.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ____________________.

      Commission File Number: 0-15213.

                          WEBSTER FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      06-1187536
-----------------------------------                 ----------------------------
   (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                     Identification No.)

  WEBSTER PLAZA, WATERBURY, CONNECTICUT                       06702
--=-------------------------------------                   -----------
(Address of principal executive offices)                    (Zip Code)


                                 (203) 578-2476
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                        [X] Yes [ ] No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (par value $ .01)                        45,606,418
------------------------------         ---------------------------------------
                Class                        Outstanding at April 30, 2003

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX
--------------------------------------------------------------------------------



                                                                                                              PAGE NO.
                                                                                                              --------
PART I - FINANCIAL INFORMATION

   Item 1.   Interim Financial Statements

       Consolidated Statements of Condition at March 31, 2003 (unaudited) and December 31, 2002                   3

       Consolidated Statements of Income for the three months ended March 31, 2003 and 2002 (unaudited)           4

       Consolidated Statements of Comprehensive Income for the three months ended March 31, 2003
         and 2002 (unaudited)                                                                                     5

       Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2003
         and 2002 (unaudited)                                                                                     6

       Consolidated Statements of Cash Flows for the three months ended March 31, 2003
         and 2002 (unaudited)                                                                                     7

       Notes to Consolidated Interim Financial Statements                                                         9

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations               25

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                          39

   Item 4.   Controls and Procedures                                                                             39

PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                                                                   40

   Item 2.   Changes in Securities and Use of Proceeds                                                           40

   Item 3.   Defaults upon Senior Securities                                                                     40

   Item 4.   Submission of Matters to a Vote of Security Holders                                                 40

   Item 5.   Other Information                                                                                   41

   Item 6.   Exhibits and Reports on Form 8-K                                                                    41

SIGNATURE                                                                                                        42

CERTIFICATIONS                                                                                                   43

EXHIBITS                                                                                                         45


                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.  INTERIM FINANCIAL STATEMENTS
-------------------------------------

                      CONSOLIDATED STATEMENTS OF CONDITION


------------------------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)
                                                                                      MARCH 31,           DECEMBER 31,
(In thousands, except share and per share data)                                         2003                   2002
------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from depository institutions                                           $    238,370              266,463
Short-term investments                                                                    13,696               15,596
Securities: (Note 4)
  Trading, at fair value                                                                  10,924                5,752
  Available for sale, at fair value                                                    4,497,686            4,119,245
Loans held for sale (Note 5)                                                             321,637              405,157
Loans, net (Notes 6 and 7)                                                             8,390,695            7,795,835
Accrued interest receivable                                                               58,137               54,601
Goodwill (Note 9)                                                                        256,450              236,478
Cash surrender value of life insurance                                                   174,181              172,066
Premises and equipment, net                                                               82,525               84,683
Intangible assets (Note 9)                                                                64,492               60,881
Deferred tax asset, net (Note 8)                                                           9,680               14,951
Prepaid expenses and other assets                                                        237,186              236,296
------------------------------------------------------------------------------------------------------------------------
    Total assets                                                                    $ 14,355,659           13,468,004
========================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits (Note 10)                                                                  $  7,783,809            7,606,122
Federal Home Loan Bank advances (Note 11)                                              2,885,098            2,163,029
Other borrowings (Note 12)                                                             2,030,553            2,166,640
Senior notes and subordinated debt (Note 13)                                             326,000              126,000
Accrued expenses and other liabilities                                                   128,921              239,923
------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                 13,154,381           12,301,714
------------------------------------------------------------------------------------------------------------------------
Corporation-obligated mandatorily redeemable capital securities
  of subsidiary trusts (Note 17)                                                         121,255              121,255
Preferred stock of subsidiary corporation                                                  9,577                9,577
Commitments and contingencies (Notes 7, 8 and 16)

Shareholders' Equity (Note 14):
  Common stock, $.01 par value:
   Authorized - 200,000,000 shares at March 31, 2003 and December 31, 2002;
    Issued - 49,506,970 shares at March 31, 2003 and December 31, 2002                       495                  495
  Paid-in capital                                                                        414,712              415,067
  Retained earnings                                                                      738,807              707,531
  Less Treasury stock at cost, 3,889,839 shares at March 31,
    2003 and 3,880,973 shares at December 31, 2002                                      (134,747)            (134,318)
  Unearned compensation                                                                   (4,227)              (3,913)
  Accumulated other comprehensive income                                                  55,406               50,596
------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                         1,070,446            1,035,458
------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                                      $ 14,355,659           13,468,004
========================================================================================================================



See accompanying Notes to Consolidated Interim Financial Statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



---------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED MARCH 31,
(In thousands, except per share data)                               2003       2002
---------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans                                                             $113,221    110,275
Loans held for sale                                                  4,481      1,220
Securities and short-term investments                               51,745     59,598
---------------------------------------------------------------------------------------------
  Total interest income                                            169,447    171,093
---------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits (Note 10)                                                  29,418     39,613
Borrowings (Notes 11, 12 and 13)                                    35,353     34,997
---------------------------------------------------------------------------------------------
  Total interest expense                                            64,771     74,610
---------------------------------------------------------------------------------------------
  Net interest income                                              104,676     96,483
Provision for loan losses (Note 7)                                   5,000      4,000
---------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses               99,676     92,483
---------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Deposit service charges                                             16,890     13,806
Insurance revenue                                                   10,964      7,436
Loan fees                                                            5,905      3,885
Financial advisory services                                          5,431      3,959
Trust and investment services                                        4,578      4,387
Gain on sale of loans and loan servicing, net                        2,771        393
Gain on sale of securities, net                                      2,633      3,405
Increase in cash surrender value of life insurance                   2,115      2,202
Other income                                                         1,861      2,010
---------------------------------------------------------------------------------------------
  Total noninterest income                                          53,148     41,483
---------------------------------------------------------------------------------------------
NONINTEREST EXPENSES:
Compensation and benefits                                           50,561     40,148
Occupancy                                                            8,099      6,285
Furniture and equipment                                              7,521      6,568
Intangible amortization (Note 9)                                     3,962      4,038
Marketing                                                            3,485      2,424
Professional services                                                2,478      2,327
Capital securities and dividends on preferred stock of
    subsidiary corporation (Note 17)                                 3,138      3,832
Other expenses                                                      13,562     10,577
---------------------------------------------------------------------------------------------
  Total noninterest expenses                                        92,806     76,199
---------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of
    change in accounting method                                     60,018     57,767
  Income taxes                                                      20,081     18,152
---------------------------------------------------------------------------------------------
Income before cumulative effect of change in accounting method      39,937     39,615
Cumulative effect of change in method of accounting (net of tax
    benefit of $3,920) (Note 9)                                         --     (7,280)
---------------------------------------------------------------------------------------------
NET INCOME                                                        $ 39,937     32,335
=============================================================================================



See accompanying Notes to Consolidated Interim Financial Statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


--------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED MARCH 31,
(In thousands, except per share data)                                     2003         2002
--------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE:
Income before cumulative effect of change in accounting method         $   0.88        0.81
Cumulative effect of change in method of accounting                          --       (0.15)
--------------------------------------------------------------------------------------------------
   Net income                                                          $   0.88        0.66
==================================================================================================

DILUTED EARNINGS PER SHARE:
Income before cumulative effect of change in accounting method         $   0.86        0.80
Cumulative effect of change in method of accounting                          --       (0.15)
--------------------------------------------------------------------------------------------------
   Net Income                                                          $   0.86        0.65
==================================================================================================

Dividends paid per common share                                        $   0.19        0.17

AVERAGE SHARES OUTSTANDING:
  Basic                                                                  45,461      48,803
  Diluted                                                                46,192      49,583
--------------------------------------------------------------------------------------------------




                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


------------------------------------------------------------------------------------------------------------
                                                                             THREE MONTHS ENDED MARCH 31,
(In thousands)                                                                     2003         2002
------------------------------------------------------------------------------------------------------------
Net income                                                                      $ 39,937      32,335
Other comprehensive income, net of tax:
  Unrealized net holding gain (loss) on securities available for sale arising during year (net of income tax effect of $2,917, and
   ($9,764), for 2003 and 2002, respectively)                                      4,725     (14,428)

  Reclassification adjustment for net gains included in
   net income (net of income tax effect of $1,039
   and $1,224 for 2003 and 2002, respectively)                                    (1,569)     (2,272)

  Deferred gain on cash flow hedge (net of $36,000 of amortization)                1,654          --
------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                  4,810     (16,700)
------------------------------------------------------------------------------------------------------------
Comprehensive income                                                            $ 44,747      15,635
============================================================================================================



See accompanying Notes to Consolidated Interim Financial Statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


--------------------------------------------------------------------------------


                                                                                              Employee   Accumulated
                                                                                                Stock       Other
                                                                                              Ownership    Compre-
                                                                                  Unearned   Plan Shares   hensive
                                      Common     Paid-in   Retained   Treasury     Compen-    Purchased    Income
(In thousands, except per share data)  Stock     Capital   Earnings     Stock      sation     With Debt    (Loss)      Total
-------------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2002
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001          $   495     415,194     590,254    (10,141)     (3,998)      (286)     14,949    1,006,467
Net income for the three months
  ended March 31, 2002                   --          --      32,335         --          --         --          --       32,335
Dividends paid:
  $.17 per common share                  --          --      (8,337)        --          --         --          --       (8,337)
Allocation of ESOP shares                --         571          --         --          --        286          --          857
Exercise of stock options                --        (694)         --      2,496          --                               1,802
Common stock repurchased                 --          --          --    (12,477)         --         --          --      (12,477)
Restricted stock grants, net
  of amortization                        --          --         (17)       718         (92)        --          --          609
Net unrealized loss on securities
  available for sale, net of taxes       --          --          --         --          --         --     (16,700)     (16,700)
Other, net                               --        (165)         --         --          --         --          --         (165)
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002             $   495     414,906     614,235    (19,404)     (4,090)        --      (1,751)   1,004,391
===============================================================================================================================

THREE MONTHS ENDED MARCH 31, 2003
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002          $   495     415,067     707,531   (134,318)     (3,913)        --      50,596    1,035,458
Net income for the three months
  ended March 31, 2003                   --          --      39,937         --          --         --          --       39,937
Dividends paid:
  $.19 per common share                  --          --      (8,661)        --          --         --          --       (8,661)
Exercise of stock options                --      (1,082)         --      3,437          --         --          --        2,355
Common stock repurchased                 --          --          --     (4,781)         --         --          --       (4,781)
Net unrealized gain on securities
  available for sale, net of taxes       --          --          --         --          --         --       3,156        3,156
Stock-based compensation                 --         727          --        915        (314)        --          --        1,328
Hedge deferred gain, net of
  amortization                           --          --          --         --          --         --       1,654        1,654
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2003             $   495     414,712     738,807   (134,747)     (4,227)        --      55,406    1,070,446
===============================================================================================================================



See accompanying Notes to Consolidated Interim Financial Statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




--------------------------------------------------------------------------------------------------------------------
                                                                                     THREE MONTHS ENDED MARCH 31,
(In thousands)                                                                           2003             2002
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                          $     39,937          32,335
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                5,000           4,000
  Depreciation and amortization                                                            7,198           5,287
  Amortization of securities premiums, net                                                 3,146              18
  Amortization of loan premiums, net                                                         207             334
  Amortization of intangible assets                                                        3,962           4,038
  Cumulative effect of change in accounting method, net                                       --           7,280
  Gains on sale of foreclosed properties, net                                                (34)           (141)
  Gains on sale of securities, net                                                        (2,608)         (3,496)
  Losses on sale of loans and servicing, net                                              (2,771)           (393)
  Increase in cash surrender value of life insurance                                      (2,115)         (2,202)
  Gains (losses) on trading securities, net                                                  (25)             91
  Increase in trading securities                                                          (5,147)           (618)
  Loans originated for sale                                                             (678,062)       (208,597)
  Proceeds from sale of loans originated for sale                                        761,582         250,167
  Increase in interest receivable                                                         (3,536)         (4,640)
  Decrease (increase) in prepaid expenses and other assets                                 3,146         (33,053)
  (Decrease) increase in accrued expenses and other liabilities, net                    (122,893)          7,157
--------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                               6,987          57,567
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of securities, available for sale                                         (1,064,466)       (766,842)
  Principal collected on securities                                                      535,595         387,000
  Maturities of securities                                                                    50           2,570
  Proceeds from sales of securities, available for sale                                  155,174         130,655
  Decrease short-term investments, net                                                     1,900           2,465
  Increase in loans, net                                                                (562,284)       (316,909)
  Proceeds from sale of foreclosed properties                                              2,085           2,131
  Purchases of premises and equipment, net                                                (1,019)         (3,682)
  Net cash paid for acquisitions                                                         (27,447)             --
  Other, net                                                                                  --            (428)
--------------------------------------------------------------------------------------------------------------------
   Net cash used by investing activities                                                (960,412)       (563,040)
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Net increase in deposits                                                               177,687         102,875
  Proceeds from FHLB advances                                                         16,698,246       3,169,424
  Repayment of FHLB advances                                                         (15,976,177)     (3,301,024)
  (Decrease) increase in other borrowings                                               (163,337)        501,462
  Subordinated debt issuance                                                             200,000              --
  Cash dividends to common shareholders                                                   (8,661)         (8,337)
  Exercise of stock options                                                                2,355           1,802
  Common stock repurchased                                                                (4,781)        (12,477)
--------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                             925,332         453,725
--------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                    (28,093)        (51,748)
Cash and cash equivalents at beginning of period                                         266,463         218,908
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $    238,370         167,160
====================================================================================================================



See accompanying Notes to Consolidated Interim Financial Statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES


------------------------------------------------------------------------------------------------------------
                                                                              THREE MONTHS ENDED MARCH 31,
(In thousands)                                                                      2003      2002
------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:
  Income taxes paid                                                               $   383     2,236
  Interest paid                                                                    61,698    65,379

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Transfer of loans to foreclosed properties                                        1,739       977

============================================================================================================



Assets acquired and liabilities assumed were as follows:


------------------------------------------------------------------------------------------------------------
                                                                              THREE MONTHS ENDED MARCH 31,
(In thousands)                                                                      2003      2002
------------------------------------------------------------------------------------------------------------

Fair value of noncash assets acquired in purchase acquisitions                    $43,058        --
Fair value of liabilities assumed in purchase acquisitions                         42,514        --
============================================================================================================



See accompanying Notes to Consolidated Interim Financial Statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
-------------------------------------------------------------

The Consolidated Interim Financial Statements include the accounts of Webster Financial Corporation ("Webster" or the "Company") and its subsidiaries. The Consolidated Interim Financial Statements and Notes thereto have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the Consolidated Interim Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the Consolidated Interim Financial Statements and the reported amounts of revenues and expenses for the periods presented. The actual results of Webster could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan losses and the valuation allowance for the deferred tax asset. These Consolidated Interim Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Webster's Annual Report on Form 10-K for the year ended December 31, 2002.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2: STOCK-BASED COMPENSATION
--------------------------------

At March 31, 2003 and 2002, Webster had a fixed stock-based employee and non-employee director compensation plan. During 2002, effective January 1, 2002, Webster adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", for all employee and non-employee stock options granted, modified, or settled January 1, 2002 and thereafter. Therefore, the cost related to this stock-based compensation included in the determination of net income for 2002 is less than that which would have been recognized if the fair value based method had been applied to all option grants since the original effective date of SFAS No. 123. Awards under the plans, in general, vest over periods ranging from 3 to 4 years. Webster also grants restricted stock to employees and directors.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to stock option awards in each of the periods presented.



                                                               THREE MONTHS ENDED MARCH 31,
(In thousands except per share data)                               2003            2002
--------------------------------------------------------------------------------------------

Net income, as reported                                         $    39,937       32,335
Add: Stock option compensation expense included
   in reported net income, net of related tax effects                   469           --
Deduct: Total stock option compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                          (982)        (711)
--------------------------------------------------------------------------------------------
Pro forma net income                                            $    39,424       31,624
============================================================================================

Earnings per share:
   Basic  - as reported                                         $       .88          .66
          - pro forma                                                   .87          .65
============================================================================================

   Diluted - as reported                                        $       .86          .65
           - pro forma                                                  .85          .64
============================================================================================


The cost of restricted stock granted is reflected in compensation and benefits expense and totaled $395,000 and $424,000, net of taxes, for the periods ended March 31, 2003 and 2002, respectively.

The fair value of each option is determined based on the grant date using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions used for grants issued during the first quarter of 2003: expected option term of 8.7 years, expected dividend yield of 2.15%, expected volatility of 31.75%, expected forfeiture rate of 4.46%, and weighted risk-free interest rate of 3.97%. There were no options granted during the first quarter of 2002.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3: ACQUISITIONS
--------------------

The following acquisitions were completed by Webster during the first quarter period of 2003. The results of operations of the acquired companies are included in the Consolidated Statements of Income subsequent to the date of acquisition.

On January 6, 2003, Webster announced that it acquired The Mathog and Moniello Holding Co., Inc. ("Mathog"). Mathog is a commercial property and casualty insurance agency that specializes in providing risk management products and services to self-insured businesses and groups. Mathog is based in East Haven, Connecticut with offices in West Hartford, Connecticut and Harrison, New York.

On January 24, 2003, Webster Bank acquired Budget Installment Corp. ("BIC"). BIC is an insurance premium financing company based in Rockville Centre, New York. BIC finances commercial property and casualty premiums for businesses that pay their insurance premiums on an installment basis. A majority of its borrowers are located in the New York and New Jersey areas.

NOTE 4: SECURITIES
------------------

A summary of securities follows:



                                                   MARCH 31, 2003                                 DECEMBER 31, 2002
--------------------------------------------------------------------------------------------------------------------------------
                                   Amortized        Unrealized         Fair        Amortized         Unrealized          Fair
(In thousands)                       Cost        Gains      Losses     Value          Cost        Gains      Losses      Value
--------------------------------------------------------------------------------------------------------------------------------

TRADING SECURITIES:
Municipal securities  (a)         $    10,924        --         --      10,924    $     5,752         --         --        5,752
================================================================================================================================

AVAILABLE FOR SALE PORTFOLIO:

Municipal bonds and notes         $   107,907     4,703       (103)    112,507        104,676      4,388        (39)     109,025
Corporate bonds and notes             170,674     1,440     (4,381)    167,733        181,810      1,432     (6,029)     177,213
Equity securities (b)                 178,764     5,720     (1,980)    182,504        177,051      5,234     (1,616)     180,669
Mortgage-backed securities (c)      3,950,462    85,308       (828)  4,034,942      3,571,160     81,487       (309)   3,652,338

--------------------------------------------------------------------------------------------------------------------------------
   Total                          $ 4,407,807    97,171     (7,292)  4,497,686    $ 4,034,697     92,541     (7,993)   4,119,245
================================================================================================================================



(a) For trading securities, amortized cost equals market value and includes recognized gains and losses.
(b) As of March 31, 2003, the fair value of equity securities consisted of Federal Home Loan Bank ("FHLB") stock of $152.5 million, and common stock of $30.0 million. The fair value of equity securities at December 31, 2002 consisted of FHLB stock of $150.0 million, preferred stock of $5.8 million and common stock of $24.9 million.
(c) Includes mortgage-backed securities comprised of Fannie Mae, Freddie Mac, Government National Mortgage Association and non-agency issued mortgage-backed securities

As part of its continuous review of the investment portfolio, management evaluates unrealized losses on securities for declines in value that are other than temporary in nature. During the three months ended March 31, 2003 and 2002, Webster did not identify any declines in value that were other than temporary in nature.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5: LOANS HELD FOR SALE
---------------------------

Loans held for sale totaled $321.6 million and $405.2 million at March 31, 2003 and December 31, 2002. The residential loan portion was $317.7 million and $400.0 million, respectively for each period. Commercial loans of $3.9 million at March 31, 2003 and $5.2 million at December 31, 2002 comprised the remainder.

At March 31, 2003 and December 31, 2002, residential mortgage origination commitments totaled $711.1 million and $518.4 million, respectively. Residential commitments outstanding at March 31, 2003 consisted of adjustable rate and fixed rate mortgages of $38.7 million and $672.4 million, respectively, at rates ranging from 4.1% to 7.3%. Residential commitments outstanding at December 31, 2002 consisted of adjustable rate and fixed rate mortgages of $31.8 million and $486.6 million, respectively, at rates ranging from 4.3% to 7.8%. Commitments to originate loans generally expire within 60 days. At March 31, 2003 and December 31, 2002, Webster also had outstanding commitments to sell residential mortgage loans of $595.4 million and $533.2 million, respectively.

At March 31, 2003 and December 31, 2002, Webster serviced, for the benefit of others, residential and commercial loans totaling approximately $1.4 billion and $1.6 billion, respectively.

NOTE 6: LOANS, NET
------------------

A summary of loans, net follows:



---------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                     MARCH 31, 2003               DECEMBER 31, 2002
---------------------------------------------------------------------------------------------------------------------
                                                          Amount          %               Amount          %
                                                          ------        ----              ------         ---
Residential mortgage loans                          $    3,657,707      43.6%       $   3,386,207       43.4%
Commercial loans:
   Commercial non-mortgage                                 982,031      11.7              913,536       11.8
   Asset-based loans                                       527,315       6.3              465,400        5.9
   Equipment financing                                     437,821       5.2              419,962        5.4
---------------------------------------------------------------------------------------------------------------------
     Total commercial loans                              1,947,167      23.2            1,798,898       23.1
Commercial real estate                                   1,062,891      12.7            1,029,332       13.2
Consumer loans:
   Home equity credit lines                              1,313,962      15.6            1,235,723       15.9
   Fixed home equity                                       495,030       5.9              426,141        5.4
   Other consumer                                           32,534       0.4               36,338        0.5
---------------------------------------------------------------------------------------------------------------------
     Total consumer loans                                1,841,526      21.9            1,698,202       21.8
---------------------------------------------------------------------------------------------------------------------
   Total loans                                           8,509,291     101.4            7,912,639      101.5
Less: allowance for loan losses                           (118,596)     (1.4)            (116,804)      (1.5)
---------------------------------------------------------------------------------------------------------------------
   Loans, net                                       $    8,390,695     100.0%       $   7,795,835      100.0%
=====================================================================================================================



At March 31, 2003, loans net included $2.8 million of net discounts and $31.6 million of deferred costs. At December 31, 2002, loans net included $13.1 million of net discounts and $27.1 million of deferred costs. The unadvanced portions of closed loans totaled $53.4 million and $56.9 million at March 31, 2003 and December 31, 2002, respectively.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

At March 31, 2003 and December 31, 2002, unused portions of home equity credit lines extended were $1.1 billion and $1.0 billion, respectively. Unused commercial lines of credit, letters of credit, standby letters of credit, equipment financing commitments and outstanding commercial loan commitments totaled $1.6 billion and $1.7 billion at March 31, 2003 and December 31, 2002, respectively. Consumer loan commitments totaled $45.5 million and $42.4 million at March 31, 2003 and December 31, 2002, respectively.

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

The estimated fair value of commitments to extend credit is considered insignificant at March 31, 2003 and December 31, 2002. Future loan commitments represent residential and commercial mortgage loan commitments, commercial loan and equipment financing commitments, letters of credit and commercial and home equity unused credit lines. Rates for these loans are generally established shortly before closing. The rates on home equity lines of credit generally vary with the prime rate.

NOTE 7: ALLOWANCE FOR LOAN LOSSES
---------------------------------

The following table provides a summary of the activity in the allowance for loan losses:


---------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED MARCH 31,
 (Dollars in thousands)                                               2003                  2002
---------------------------------------------------------------------------------------------------------
Balance at beginning of period                                     $  116,804               97,307
Provisions charged to operations                                        5,000                4,000
Allowance for purchased loans                                             146                   --
---------------------------------------------------------------------------------------------------------
    Subtotal                                                          121,950              101,307
---------------------------------------------------------------------------------------------------------
Total charge-offs                                                       3,874                2,641
Total recoveries                                                          520                  264
---------------------------------------------------------------------------------------------------------
    Net charge-offs                                                     3,354                2,377
---------------------------------------------------------------------------------------------------------
Balance at end of period                                           $  118,596               98,930
=========================================================================================================
Ratio of net charge-offs to average loans outstanding
  during the period (annualized)                                          .16%                 .14
=========================================================================================================



                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8: DEFERRED TAX ASSET, NET
-------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2003 and December 31, 2002 are summarized below. Temporary differences arise for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A 100% valuation allowance has been applied to the State of Connecticut ("Connecticut") deferred tax assets due to uncertainties of realization.



------------------------------------------------------------------------------------------------------------------
                                                                             MARCH 31,         DECEMBER 31,
(In thousands)                                                                  2003               2002
------------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
   Allowance for loan losses, and other loss allowances                      $  43,946            42,128
   Intangibles                                                                  12,072            12,139
   Net operating loss and credit carryforwards                                   7,796             7,913
   Accrued compensation and benefits                                             7,746             9,824
   Loan discounts                                                                7,291             7,866
   Depreciation and amortization                                                 1,006             1,432
   Equipment financing costs                                                       631             1,060
   Other assets-investments                                                      1,182               716
   Other accrued expenses                                                        1,047             1,575
   Other deductible items                                                          273               314
------------------------------------------------------------------------------------------------------------------
   Total deferred tax assets                                                    82,990            84,967
   Less: valuation allowance for full amount of Connecticut portions            (9,642)          (10,497)
------------------------------------------------------------------------------------------------------------------
   Deferred tax assets, net of valuation allowance                              73,348            74,470
------------------------------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
   Net unrealized gain on securities available for sale                         35,685            33,585
   Intangibles                                                                  15,573            13,203
   Compensation and benefits                                                     4,376             4,926
   Mortgage servicing rights                                                     3,971             4,328
   Loan premiums and deferred fees                                               2,013             2,301
   Equipment financing depreciation                                              1,310               314
   Accrued dividends                                                               483               525
   Other taxable items                                                             257               337
------------------------------------------------------------------------------------------------------------------
   Total deferred tax liabilities                                               63,668            59,519
------------------------------------------------------------------------------------------------------------------
   Deferred tax asset, net                                                   $   9,680            14,951
==================================================================================================================



Management believes it is more likely than not that Webster will realize its net deferred tax asset, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that Webster will generate any specific level of future income.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9: GOODWILL AND INTANGIBLE ASSETS
--------------------------------------

During the first quarter of 2002, Webster performed a reevaluation of the remaining useful lives of all previously recognized other intangible assets with finite useful lives and found no adjustment necessary to the amortization periods used. Webster also found that no reclassifications of intangible assets were required. The review of the carrying value of goodwill was completed during the second quarter of 2002. As a result, it was determined that a portion of the goodwill related to the acquisition of Duff & Phelps, LLC was impaired. Accordingly, a one-time transitional charge of $11.2 million or $7.3 million, after taxes, was recognized retroactive to January 1, 2002, in accordance with the provisions of SFAS No. 142. The valuation analysis utilized a discounted cash flow analysis that valued a stream of free cash flows, including a terminal value, to estimate an imputed value for Duff & Phelps. The imputed value was impacted by the extremely challenging business environment and especially by the slowdown in mergers and acquisitions activity, which comprised a significant portion of their revenues at the date of Webster's purchase. No other portion of goodwill or other intangible assets was determined to be impaired.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions". SFAS No. 147 amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and allows the provisions of SFAS No. 142 to be applied to the purchase acquisitions of financial institutions if certain criteria are met. Webster adopted SFAS No. 147 during the third quarter of 2002 with application effective as of January 1, 2002, as permitted by this statement. The reported net income for the first quarter of 2002 was adjusted to reverse the effects of recorded amortization, in accordance with the provision of SFAS No. 147. In addition, $20.3 million of unidentified intangible assets related to these branch purchases was reclassified from intangible assets (which was subject to amortization) to goodwill (which is subject to impairment analysis) retroactive to January 1, 2002.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The following tables set forth the carrying values of goodwill and intangible assets, net of accumulated amortization.


---------------------------------------------------------------------------------------------------------------
                                                                           March 31,        December 31,
(In thousands)                                                               2003               2002
---------------------------------------------------------------------------------------------------------------
Intangible assets:
  Balances subject to amortization:
   Core deposit intangibles                                              $   56,331            60,146
   Other identified intangibles                                               7,426                --
  Balances not subject to amortization:
   Pension assets                                                               735               735
---------------------------------------------------------------------------------------------------------------
Total intangible assets                                                  $   64,492            60,881
===============================================================================================================

Balances not subject to amortization:
  Goodwill                                                               $  256,450           236,478
===============================================================================================================



Identified intangible assets were acquired as part of the Mathog and BIC business combinations. These intangibles, which totaled $7.6 million at acquisition, have estimated lives ranging from two to twenty-five years with a weighted average life of sixteen years. None of the acquired identified intangibles were exempt from amortization.

Changes in the carrying amount of goodwill for the quarter ended March 31, 2003:



                                                                                   Trust and
                                                    Retail*        Commercial      Investment
(In thousands)                                      Banking          Banking        Services          Total
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                    $    206,067         21,055           9,356          236,478
  Purchase price adjustments                              --            635               7              642
  Business combinations                               16,222          3,108              --           19,330
---------------------------------------------------------------------------------------------------------------
Balance at March 31, 2003                       $    222,289         24,798           9,363          256,450
===============================================================================================================



*Includes insurance operations

Amortization of intangible assets for the three months ended March 31, 2003, totaled $4.0 million. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.


(In thousands)
--------------------------------------------------------------------------------
FOR YEARS ENDING DECEMBER 31,
   2003 (full year)                                    $   15,866
   2004                                                    15,872
   2005                                                    15,872
   2006                                                    11,698
   2007                                                     3,642
   2008 and thereafter                                      4,770
--------------------------------------------------------------------------------

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10: DEPOSITS
-----------------

The following table summarizes deposits at the dates indicated.


-------------------------------------------------------------------------------------------------------------------
                                                         MARCH 31, 2003                      DECEMBER 31, 2002
                                                                      % of                                  % of
(In thousands)                                        Amount          total                Amount           total
-------------------------------------------------------------------------------------------------------------------
Balance by account type:
Demand deposits                                    $   974,043        12.5%             $   982,735          12.9%
NOW accounts                                           991,592        12.8                  945,145          12.4
Money market deposit and savings accounts            3,200,605        41.1                2,987,595          39.3
Time deposits                                        2,617,569        33.6                2,690,647          35.4
-------------------------------------------------------------------------------------------------------------------
     Total                                         $ 7,783,809       100.0%             $ 7,606,122         100.0%
===================================================================================================================



Interest expense on deposits is summarized as follows:


--------------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED MARCH 31,
 (In thousands)                                                      2003           2002
--------------------------------------------------------------------------------------------
NOW accounts                                                     $    1,009         1,075
Money market deposit and savings accounts                            10,195        10,441
Time deposits                                                        18,214        28,097
--------------------------------------------------------------------------------------------
   Total                                                         $   29,418        39,613
=========================================================================================-==


                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 11: FEDERAL HOME LOAN BANK ADVANCES
----------------------------------------

Advances payable to the Federal Home Loan Bank ("FHLB") are summarized as follows:


--------------------------------------------------------------------------------------------------------------------------
                                                         MARCH 31, 2003                      DECEMBER 31, 2002
                                                   Total                                 Total
(In thousands)                                  Outstanding           Callable         Outstanding          Callable
--------------------------------------------------------------------------------------------------------------------------
FIXED RATE:
   0.95% to 6.67% due in 2003                  $  1,104,186                 --            381,655                 --
   3.27% to 6.78% due in 2004                       750,161                 --            750,194                 --
   2.97% to 6.25% due in 2005                       149,873            100,000            150,085            100,000
   4.68% to 6.31% due in 2006                        51,890                 --             52,028                 --
   4.88% to 6.98% due in 2007                       702,249            500,000            702,273            500,000
   4.49% to 5.93% due in 2008                        29,298             27,000             29,396             27,000
   5.50% due in 2009                                  5,000              5,000              5,000              5,000
   8.44% due in 2010                                    463                 --                475                 --
   6.60% due in 2011                                  1,978                 --              2,024                 --
   5.49% due in 2013                                 10,000             10,000             10,000             10,000
--------------------------------------------------------------------------------------------------------------------------
                                                  2,805,098            642,000          2,083,130            642,000
VARIABLE RATE:
   5.76% due in 2004                                 80,000                 --             80,000                 --
--------------------------------------------------------------------------------------------------------------------------
                                                  2,885,098            642,000          2,163,130            642,000
   Unamortized discount on FHLB advances                 --                 --               (101)                --
--------------------------------------------------------------------------------------------------------------------------
        Total advances, net                    $  2,885,098            642,000          2,163,029            642,000
==============================================================================================================-===========



Webster Bank ("Bank") had additional borrowing capacity of approximately $168.2 million from the FHLB at March 31, 2003 and $669.7 million at December 31, 2002. Advances are secured by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally residential mortgage loans and securities. At March 31, 2003 and December 31, 2002, investment securities were not utilized as collateral. If securities had been used for collateral, additional borrowing capacity at March 31, 2003 and December 31, 2002 would be approximately $1.7 billion and $2.1 billion. At March 31, 2003 the Bank was in compliance with the FHLB collateral requirements.

During the third and fourth quarters of 2002, the Bank received $4.2 million in one year advances at a rate of 0.95% under the FHLB's Affordable Housing Program.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12: OTHER BORROWINGS
-------------------------

The following table summarizes balances for other borrowings:


-------------------------------------------------------------------------------------------------------------
                                                                        MARCH 31,              DECEMBER 31,
 (In thousands)                                                           2003                     2002
-------------------------------------------------------------------------------------------------------------
Securities sold under agreement to repurchase                      $    1,489,701               1,453,596
Federal funds purchased                                                   502,615                 291,105
Treasury tax and loan                                                      16,874                 403,148
Other                                                                      21,363                  18,791
-------------------------------------------------------------------------------------------------------------
  Total                                                            $    2,030,553               2,166,640
=============================================================================================================



Repurchase agreements are primarily collateralized by U.S. Government Agency mortgage-backed securities. The quarter average balance for borrowings under short-term repurchase agreements exceeded 30% of total shareholders' equity at March 31, 2003.

Information concerning short-term repurchase agreements as of the end of the current period is presented below:



-------------------------------------------------------------------------------------------------------------
                                                                     MARCH 31,                 DECEMBER 31,
 (Dollars in thousands)                                                2003                        2002
-------------------------------------------------------------------------------------------------------------
Quarter end balance                                                $    1,054,701                1,453,596
Quarter average balance                                                 1,040,800                1,465,644
Highest month end balance during quarter                                1,054,701                1,636,177
Weighted-average maturity (in months)                                         1.2                      2.0
Weighted-average interest rate                                               1.22%                    1.40
Amortized cost of collateral                                       $    1,093,531                1,504,820
Fair value of collateral                                                1,114,555                1,539,731


NOTE 13: SENIOR NOTES AND SUBORDINATED DEBT
-------------------------------------------

On January 14, 2003, the Bank completed an offering of $200 million of subordinated notes. The notes bear an interest rate of 5.875% and will mature on January 15, 2013. The securities were offered in minimum denominations of $250,000 to institutional investors. The subordinated notes were rated investment grade by the major rating agencies. The notes constitute new funding and will supplement the Bank's existing capital including regulatory capital. At March 31, 2003, Webster Bank was a well-capitalized institution for regulatory purposes. The Bank entered into a futures derivative contract in anticipation of the debt issuance to hedge the fixed rate on the subordinated notes. The contract qualified as a cash flow hedge under the guidelines of SFAS No. 133. The gain of $1.7 million recognized on the futures contract transaction is being amortized over the life of the subordinated notes as a reduction of interest expense.

In November 2000, Webster completed a private placement of $126 million of unsecured Senior Notes due in 2007. The net proceeds were used for general corporate purposes.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14: SHAREHOLDER'S EQUITY
------------------------------

Applicable regulations of the Office of Thrift Supervision ("OTS") require federal savings banks such as the Bank, to satisfy certain minimum capital requirements, including a leverage capital requirement (expressed as a ratio of core or Tier 1 capital to adjusted total assets) and risk-based capital requirements (expressed as a ratio of core or Tier 1 capital and total capital to total risk-weighted assets). As an OTS regulated institution, the Bank is also subject to a minimum tangible capital requirement (expressed as a ratio of tangible capital to adjusted total assets). At March 2003, the Bank exceeded all OTS regulatory capital requirements and met the Federal Deposit Insurance Corporation ("FDIC") requirements for a "well capitalized" institution.

The following table provides information on the Bank's capital ratios as of March 31, 2003 and December 31, 2002.



                                                                                   OTS Minimum              FDIC Minimum
                                                    Actual                     Capital Requirements        Well Capitalized
(Dollars in thousands)                              Amount        Ratio          Amount     Ratio         Amount       Ratio
--------------------------------------------------------------------------------------------------------------------------------
AT MARCH 31, 2003
Bank's equity (to total assets)                 $   1,142,448     8.04%
Non-includable subsidiaries                            (2,084)
Goodwill and other intangibles                       (254,695)
Unrealized gain on certain AFS securities, net        (53,408)
Cash flow hedging gain                                 (1,654)
--------------------------------------------------------------------------------------------------------------------------------
Tangible capital (to adjusted total assets)           830,607     5.99          277,198      2.00%        No Requirement
Tier 1 capital (to adjusted total assets), net        830,607     5.99          554,396      4.00         692,995     5.00%
--------------------------------------------------------------------------------------------------------------------------------
Tier 1 Risk-based capital
   (to risk-weighted assets)                          830,607     9.02          368,459      4.00         552,689     6.00
Qualifying subordinated debt                          200,000
Allowable allowance for loan losses                   114,187
--------------------------------------------------------------------------------------------------------------------------------
Total Risk-based capital (to risk-
   weighted assets)                             $   1,144,794    12.43          736,919      8.00         921,148    10.00
================================================================================================================================

AT DECEMBER 31, 2002
Bank's equity (to total assets)                 $   1,140,160     8.54%
Tangible capital (to adjusted total assets)           835,049     6.42      $   260,101      2.00%      No Requirement
Tier 1 capital (to adjusted total assets), net        835,049     6.42          520,201      4.00     $   650,252     5.00%
Tier 1 Risk-based capital
    (to risk-weighted assets)                         835,049     9.41          354,989      4.00         532,484     6.00
Total Risk-based capital
    (to risk-weighted assets)                         945,993    10.66          709,979      8.00         887,473    10.00



                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 15: BUSINESS SEGMENTS
--------------------------

Webster has three segments for purpose of reporting business line results. These segments include Retail Banking, Commercial Banking and Trust and Investment Services. The balance of the activity is reflected in Corporate. The methodologies and organizational hierarchies that define the business segments are periodically reviewed and revised. The March 31, 2002 results have been restated, to reflect changes in the methodologies and organizational structure adopted and reflected in the results for the three months ended March 31, 2003. The following table presents the statement of income and total assets for Webster's reportable segments.



THREE MONTHS ENDED MARCH 31, 2003
-------------------------------------------------------------------------------------------------------------------------------
                                                                                    TRUST AND
                                                RETAIL          COMMERCIAL         INVESTMENT                   CONSOLIDATED
(IN THOUSANDS)                                  BANKING           BANKING           SERVICES       CORPORATE       TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Net interest income                        $     66,970           18,546               693          18,467         104,676
Provision for loan losses                         1,974            5,226                46          (2,246)          5,000
-------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision              64,996           13,320               647          20,713          99,676
Noninterest income                               34,169           12,284             4,716           1,979          53,148
Noninterest expense                              54,197           17,214             6,236          15,159          92,806
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                44,968            8,390              (873)          7,533          60,018
Income tax expense (benefit)                     15,042            2,806              (292)          2,525          20,081
-------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                        $     29,926            5,584              (581)          5,008          39,937
===============================================================================================================================

Total assets at period end                 $  6,614,668        2,621,780            64,377       5,054,834      14,355,659



THREE MONTHS ENDED MARCH 31, 2002


-------------------------------------------------------------------------------------------------------------------------------
                                                                                    TRUST AND
                                                     RETAIL         COMMERCIAL     INVESTMENT                   CONSOLIDATED
(IN THOUSANDS)                                       BANKING          BANKING       SERVICES       CORPORATE       TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Net interest income                             $     57,313          13,406           385          25,379          96,483
Provision for loan losses                              2,094           2,503            23            (620)          4,000
-------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision                   55,219          10,903           362          25,999          92,483
Noninterest income                                    24,668           6,678         4,728           5,409          41,483
Noninterest expense                                   46,896          12,653         6,154          10,496          76,199
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and cumulative
  effect of change in method of accounting            32,991           4,928        (1,064)         20,912          57,767
Income tax expense (benefit)                          10,365           1,548          (334)          6,573          18,152
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of change
  in method of accounting                             22,626           3,380          (730)         14,339          39,615
Cumulative effect of change in method
  of accounting (net of taxes)                            --          (7,280)           --              --          (7,280)
-------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                             $     22,626          (3,900)         (730)         14,339          32,335
===============================================================================================================================

Total assets at period end                      $  5,827,945       1,962,588        44,320       4,500,242      12,335,095


Retail Banking
--------------
The Retail Banking segment includes insurance services, small business lending, consumer lending and the Bank's deposit generation and direct banking activities, which include the operation of automated teller machines and telebanking customer support and sales. The Retail Banking segment also includes the Bank's residential real estate lending, loan servicing and secondary marketing activities. The growth in net interest income compared to a year ago can be attributed to the increase in consumer loans and loans held for sale. The Mathog acquisition, the increase in residential mortgage originations along with the growth in deposits as a result of the High Performance Checking product have improved the level of noninterest income.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Commercial Banking
------------------
The Commercial Banking segment includes the Bank's middle market, specialized, equipment financing, asset-based and commercial real estate lending activities. This segment also includes business deposits, cash management activities for business banking and financial advisory services (Duff & Phelps). The results for 2003 reflect the results of our acquisitions of Whitehall and BIC as well as the growth in equipment financing and commercial real estate loans. These additions significantly added to the segment's net interest income and noninterest income as compared to March 2002. The results for 2002 include a $7.3 million, net of tax, charge for the adoption of SFAS No. 142.

Trust and Investment Services
-----------------------------
During 2002, Trust and Investment Services were combined into a primary line of business, which includes Webster Financial Advisors, Webster Trust Company, N.A., Webster Investment Services and Fleming, Perry and Cox, to provide comprehensive wealth management services for individuals and institutions.

The Trust and Investment Services segment includes all trust and personal financial planning activities, including Webster Trust Company, N.A., and the investment services of Webster Investment Services. The primary source of revenue for this line of business are fees from trust management activities and investment product sales.

Corporate
---------
Corporate includes the Treasury unit, which is responsible for managing the wholesale investment portfolio and funding needs. It also includes expenses not allocated to the business lines, the residual impact of methodology allocations such as the provision for loan losses and funds transfer pricing offsets.

Management uses certain methodologies to allocate income and expenses to the business lines. Funds transfer pricing assigns interest income and interest expense to each line of business on a matched maturity funding concept based on each business's assets and liabilities. The provision for loan losses is allocated to business lines on an "expected loss" basis. Expected loss is an estimate of the average loss rate that individual credits will experience over an economic cycle, based on historical loss experiences and the grading assigned each loan. This economic cycle methodology differs from that used to determine our consolidated provision for loan losses, which is based on an evaluation of the adequacy of the reserve for loan losses considering the risk characteristics in the portfolio at a point in time. The difference between the sum of the provisions for each line of business determined using the expected loss methodology and the consolidated provision is included in Corporate. Indirect expenses are allocated to segments. These expenses include administration, finance, technology and processing operations and other support functions. Taxes are allocated to each segment based on the effective rate for the period shown.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 16: DERIVATIVE FINANCIAL INSTRUMENTS
-----------------------------------------

At March 31, 2003, Webster had outstanding interest rate swaps with a notional amount of $1.1 billion. These swaps are to hedge FHLB advances and qualify for fair value hedge accounting under SFAS No. 133. The swaps are used to transform FHLB advances from fixed rate to floating rate. Of the total, $200 million of the interest rate swaps mature in 2003, $500 million in 2004 and $350 million in 2007, and an equivalent amount of the hedged advances mature on these dates. At March 31, 2003, the Bank had no other derivatives that qualified for hedge accounting under SFAS No. 133. See Note 13 for derivative information related to Webster's issuance of subordinated debt in the first quarter period.

The Bank transacts certain derivative products with its customer base. These customer derivatives are offset with matching derivatives with other counterparties in order to minimize the Bank's risk. The Bank's exposure with respect to these derivatives is limited to nonperformance by either of the parties in the transaction - the Bank's customer or the other counterparty. The notional amount of customer derivatives and the offsetting counterparty derivatives each totaled $110 million at March 31, 2003.

The Bank also has rate lock commitments extended to borrowers that relate to the origination of mortgage loans held for sale ("rate locks"). To mitigate the interest rate risk inherent in rate locks, as well as closed mortgage loans held for sale ("loans held for sale"), the Bank enters into mandatory forward commitments to sell mortgage-backed securities and best efforts forward commitments to sell individual mortgage loans ("forward commitments"). Rate locks and forward commitments are considered to be derivatives under SFAS No.
133. The estimated fair value of the rate locks and forward commitments are recorded on the balance sheet in either other assets or other liabilities, with the offset to net gain on sales of loans and servicing included in noninterest income.

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

At March 31, 2003, the Company had rate locks of approximately $507.6 million, mandatory forward commitments of approximately $489.0 million, and best efforts forward commitments of approximately $106.4 million. The recording of the estimated fair value of the rate locks and forward commitments, offset by the lower of cost or market adjustment on the residential mortgage loans held for sale portfolio, did not significantly impact the Consolidated Financial Statements. At December 31, 2002, the Company had rate locks of approximately $358.9 million, mandatory forward commitments of approximately $439.7 million, and best efforts forward commitments of approximately $93.5 million.

NOTE 17: CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF
---------------------------------------------------------------------------
SUBSIDIARY TRUSTS
-----------------

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

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

At March 31, 2003, Trust I had remaining capital securities outstanding of $81.3 million and Trust II had remaining capital securities outstanding of $40.0 million. Further information concerning Trust I and II can be found in Webster's 2002 Annual Report filed on Form 10-K.

Expense of the securities, including amortization of issuance costs, for the three months ended March 31, 2003 and 2002, was $2.9 million and $3.6 million, respectively.

In November of 2002, the FASB directed its staff to draft a statement to be issued in February 2003 to establish standards for issuers' classification of liabilities in the statement of financial position of financial instruments that have characteristics of both liabilities and equity. If this statement is adopted, the Company will be required to reclassify its Corporation-obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts to borrowings. Currently, these are classified as a separate line item between total liabilities and stockholders' equity on the Consolidated Statements of Condition. In addition, the interest cost of these securities, which is currently included in noninterest expenses would be classified as interest expense on borrowings under this proposal. There would be no impact to the results of operations. As of the filing of this report, draft statements expected in February 2003 have not been issued.

At March 31, 2003, Webster Preferred Capital Corporation, a subsidiary of Webster Bank, had outstanding $10.0 million of Series B 8.625% cumulative redeemable preferred stock. Dividend expense on the preferred stock for the three month periods ended March 31, 2003 and 2002 was $216,000.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

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

GENERAL - DESCRIPTION OF BUSINESS
---------------------------------

Webster Financial Corporation ("Webster" or the "Company"), through its subsidiaries, Webster Bank (the "Bank"), Webster Insurance, Inc. ("Webster Insurance"), Webster D&P Holdings, Inc. ("Duff & Phelps"), and Fleming, Perry & Cox ("Fleming"), delivers financial services to individuals, families and businesses primarily in Connecticut and equipment financing, mortgage origination and financial advisory services to public and private companies throughout the United States. Webster Bank provides business and consumer banking, mortgage lending, trust and investment services and insurance services through 111 banking and other offices, 219 ATM's and its Internet website (www.websteronline.com). The Bank was founded in 1935 and converted from a federal mutual to a federal stock institution in 1986. Webster commenced trading of its common stock on the New York Stock Exchange under the symbol of "WBS" on October 17, 2002. Previous to this date, Webster's common stock traded on the NASDAQ under the symbol of "WBST". Webster's financial reports can be accessed through its website within 24 hours of filing with the SEC.

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

ALLOWANCE FOR LOAN LOSSES
Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company's methodology of assessing the adequacy of the allowance for loan losses, see the "Asset Quality" section within the Management's Discussion and Analysis of Financial Condition and Results of Operation of the 2002 Annual Report on Form 10-K.

INCOME TAXES
Webster uses the asset and liability method of accounting for income taxes. Deferred income taxes are recognized based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws for the years in which the temporary difference are expected to be recovered or settled. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from taxes previously

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

paid or future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Management judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities. These judgments and estimates are reviewed on a regular basis as regulatory and business factors change. The actual realization of the assets could differ materially from that recorded if actual factors and conditions differ from those used by management. These factors and conditions include federal and state tax laws and regulations and future levels of Webster's taxable income.


VALUATION OF GOODWILL AND INTANGIBLE ASSETS FOR IMPAIRMENT
Webster, in part, has increased its market share through acquisitions accounted for under the business combinations method of accounting, as well as from the purchase of financial institutions' branches and selected assets (not entire institutions). For acquisitions under the purchase method and the acquisition of financial institution branches, the Company is required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates may result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques including multiples of price/equity and price/earnings ratios. For a discussion of impairment testing methodology, see Note 9 of Notes to Consolidated Financial Statements included in the 2002 Annual Report on Form 10-K.

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

FINANCIAL CONDITION
-------------------

Webster, on a consolidated basis at March 31, 2003 and December 31, 2002, had total assets of $14.4 billion and $13.5 billion, including total securities of $4.5 billion and $4.1 billion, and total loans of $8.5 billion and $7.9 billion, respectively. At March 31, 2003 and December 31, 2002, total deposits were $7.8 billion and $7.6 billion, borrowings were $5.2 billion and $4.5 billion, and shareholders' equity totaled $1.1 billion and $1.0 billion, respectively.

Total assets increased $887.7 million, or 6.6%, at March 31, 2003 from December 31, 2002. The overall increase is primarily due to increases in loans of $594.9 million and securities of $383.6 million, partially offset by a decrease of $83.5 million in loans held for sale. The increase in loans was due primarily to growth in residential mortgage loans of $271.5 million, home equity loans of $147.1 million and commercial loans of $148.3 million.

Total liabilities rose $852.7 million or 6.9% at March 31, 2003 from December 31, 2002 primarily due to increases in borrowings of $786.0 million and deposits of $177.7 million. The increase in deposits was primarily the result of increases in NOW, regular savings and MMDA accounts of $259.5 million that was partially offset by a decrease in certificates of deposits of $73.1 million. Refer to Notes 11, 12 and 13 of Notes to Consolidated Interim Financial Statements contained within this report for further information on Webster's borrowings. The net increase in total equity of $35.0 million is primarily due to net income of $39.9 million, $3.2 million in tax-effected unrealized gains on the available for sale securities and $2.4 million in stock option exercise proceeds, partially offset by $4.8 million in repurchases of common stock and $8.7 million in common stock dividend payments.

During the first quarter period of the current year, Webster acquired The Mathog and Moniello Holding Co., Inc. ("Mathog") and Budget Installment Corp. ("BIC"). These acquisitions in total contributed approximately $44.8 million in total assets. See Note 3 of Notes to Consolidated Interim Financial Statements with this report for further information concerning these acquisitions.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

The Bank also completed an offering of $200 million of subordinated notes during the first quarter period. The subordinated notes constitute new funding and will supplement the Bank's regulatory capital. See Note 13 of Notes to Consolidated Interim Financial Statements within this report for further information concerning the subordinated notes issuance.

LENDING ACTIVITIES
------------------

Webster, through the Bank and the Bank's subsidiaries, originates various types of residential, commercial and consumer loans. At March 31, 2003 and December 31, 2002, total loans receivable were $8.5 billion and $7.9 billion, respectively. The Bank offers commercial and residential permanent and construction mortgage loans, commercial and industrial loans including asset-based loans, equipment financing loans and secured and unsecured loans to middle market and small business and consumer loans including home equity lines of credit and home equity loans. At March 31, 2003 and December 31, 2002, residential loans represented 44% and 43% of Webster's loan portfolio and commercial loans (including commercial real estate) represented 36% for both respective periods. The remaining portion of the loan portfolios consisted of consumer loans. Refer to Webster's 2002 Annual Report on Form 10-K, pages 4 through 8, for a more complete description of the Company's lending activities and credit administration policies and procedures.

RESIDENTIAL MORTGAGE LOANS AND MORTGAGE BANKING ACTIVITY

Webster is dedicated to providing a full compliment of residential mortgage loan products that meet the financial needs of its customers. For the three months ending March 31, 2003 and 2002, Webster originated $975.0 million and $449.0 million of residential mortgage loans, respectively. As a result of the low interest rate environment during the later half of 2002 and early 2003, Webster's origination volume increased substantially. Webster's channels for the origination of these loans include its network of branches, referrals, loan officers, call center, as well as its National Wholesale Lending Group through third party licensed mortgage brokers in targeted areas of the United States. Substantially all this originated loan volume is sold in the secondary market. Webster sells these residential mortgage loans in a manner consistent with its asset/liability management objectives. At March 31, 2003 and December 31, 2002, Webster had $317.7 million and $400.0 million, respectively, of residential mortgage loans held for sale. See Note 5 of Notes to Consolidated Interim Financial Statement within this report for further information.

The residential mortgage loan portfolio totaled $3.7 billion and $3.4 billion at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003, approximately $1.1 billion, or 28%, of the total residential mortgage loan portfolio were adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. Adjustable rate loans originated during 2003 and 2002, when fully-indexed, will be 2.75% above the constant maturity one-year U.S. Treasury yield index. At March 31, 2003, approximately $2.6 billion, or 72%, of the total residential mortgage loan portfolio were fixed rate.

COMMERCIAL LENDING

The following is a discussion of Commercial loans by each of Webster' commercial lending divisions.

Middle Market
-------------
The Bank's Middle Market Division provides a full array of financial services to a diversified group of companies, primarily privately held and located in Connecticut, with annual revenues greater than $10 million. At March 31, 2003 and December 31, 2002 middle market loans, including commercial and commercial real estate, totaled $597.1 million and $538.9 million, respectively, an increase of 10.8%. The increase resulted from a combination of increased utilization of lines of credit and new relationships being developed. Originations for the first quarter of 2003 and 2002 totaled $65.1 million and $8.0 million, respectively.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

Asset-Based Lending
-------------------
Whitehall Business Credit Corporation ("Whitehall"), an asset-based lending subsidiary of the Bank, was acquired in August 2002, further deepening Webster's commitment to asset-based lending. At the time of the acquisition, Webster had a successful Hartford asset-based lending division for the previous five years, which had loans totaling $108.9 million outstanding at December 31, 2002. Asset-based loans are generally secured by accounts receivable and inventory of the borrower and in some cases also include additional collateral such as property and equipment. During the first quarter of 2003, Whitehall originated $91.4 million of commitment and $41.0 million of funded loans. At March 31, 2003 and December 31, 2002, total asset-based loans were $527.3 million and $465.4 million respectively, an increase of 13.3%. Similar to Middle Market, the increase resulted from a combination of increased utilization of lines of credit and new relationships being developed. The Asset-Based Lending Division originates, as agent, loans for its portfolio and sells participations to other financial institutions. In addition, it participates in loans originated by other banks and financial institutions. In its capacity as agent, it generally establishes depository relationships with the borrower in the form of cash management accounts. At March 31, 2003 and December 31, 2002, the total of these deposits was $43.2 million and $35.0 million, respectively.

Specialized Lending
-------------------
Webster participates in the syndicated loan market through a diversified portfolio of loans, which represent transactions with large national borrowers whose businesses command significant market share. These loans generally consist of participations in revolving lines of credit or term loans with maturities up to 7 years. Corporate utilization of the syndicated market has grown dramatically in the last 10 years as a means of providing large credit facilities to companies through consortiums of banks and other financial service companies. Webster initially entered this market as a means of providing geographic and industry diversification to the Bank's commercial loan portfolio. It has staffed this function with highly knowledgeable individuals with extensive experience in credit and leveraged lending at major banks and insurance companies.

At March 31, 2003 and December 31, 2002, the Specialized Lending portfolio totaled $282.2 million and $299.8 million, respectively, a decrease of 5.9% of funded loans against commitments of $447.3 million and $500.5 million, respectively. During 2002 and in the first quarter of 2003, the Bank reduced its exposure to certain industries and sectors through a combination of redirected cash flows from maturities and amortization and sales of loans. As part of that strategy, during the fourth quarter of 2002, approximately $35 million of telecommunications (wireless and other telecom) and cable loans were sold or transferred to loans held for sale. Of this total, approximately $25 million had been classified as nonperforming loans by the Shared National Credit ("SNC") Program review during the third quarter of 2002. At March 31, 2003, December 31, 2002 and March 31, 2002, cable, wireless communications and other telecommunications loans totaled $102.1 million, $105.1 million and $142.0 million, respectively. At March 31, 2003, none of these loans were classified. See "Asset Quality" and "Allowance for Loan Losses" sections contained elsewhere within this report for additional information.

Additionally, the portfolio contained $84.7 million and $84.9 million of funded Collateralized Loan Obligations ("CLOs") at March 31, 2003 and December 31, 2002, respectively, and commitments of $91.7 million for both periods. All of the loans held as part of the CLO portfolio carry an investment grade rating by at least one of the independent rating agencies.

In addition to the loans administered by the Specialized Lending Division, Webster had $466.9 million of loans that are also monitored by the SNC program against commitments of $1.1 billion at March 31, 2003. This compares with $384.3 million of loans and $1.1 billion of commitments at December 31, 2002. These loans are located primarily in the Northeast region and are funded through the Middle Market, Commercial Real Estate and Asset-Based Lending Divisions. In most cases, there is a direct calling relationship with the borrower.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

Small Business Banking
----------------------
The Bank's Small Business Banking Division ("SBB") provides a full complement of loan and deposit products to small businesses located throughout Connecticut. Their target market is businesses with annual revenues of up to $10 million. This market represents a significant percentage of commercial businesses located in Connecticut. SBB uses the Bank's branch network as well as dedicated business development officers to fully service its existing customer base and call on potential new customers. The Fair Isaac credit scoring model is utilized to assist in loan approvals of up to $250,000 and offers a $100,000 same day line of credit approval program. SBB provides all of the Bank's commercial loan products including lines of credit, letters of credit, term loans and mortgages on owner-occupied real estate. The Bank is also a Small Business Administration ("SBA") preferred lender authorized to offer all SBA loan guaranty products and is also active in several loan programs sponsored by the Connecticut Development Authority. At March 31, 2003 and December 31, 2002, the SBB portfolio, which includes both commercial and commercial real estate loans, was approximately $325.8 million and $326.3 million, respectively. The first quarter is essentially flat to year end; this reflects an improved trend over the prior six quarters due principally to improved retention efforts and more focused calling activity. Originations totaled $25.3 million for the first quarter of 2003 as compared to $16.0 million during the same period in 2002.

Equipment Financing
-------------------
Center Capital Corporation ("Center Capital"), an equipment financing subsidiary of the Bank, transacts business with end-users of equipment, either by soliciting this business on a direct basis or through referrals from various manufacturers, dealers and distributors with whom they have business relationships. The portfolio totaled $437.8 million at March 31, 2003 compared with $420.0 million at December 31, 2002, an increase of 4.3%. Center Capital originated $55.8 million in loans during the first quarter of 2003, compared to $46.5 million during the same period a year ago.

Insurance Premium Financing
---------------------------
On January 24, 2003, the Bank acquired Budget Installment Corp., ("BIC"). BIC is an insurance premium financing company based in Rockville Centre, New York, which finances commercial property and casualty premiums for businesses that pay their insurance premiums on an installment basis. The majority of its borrowers are located in the New York and New Jersey areas. At March 31, 2003 total loans outstanding were $40.5 million.

COMMERCIAL REAL ESTATE LENDING

The Bank provides financing for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan and the income which is produced form the property and its tenants is the primary repayment source. The Bank also makes acquisitions, development and construction loans to residential builders. At March 31, 2003 and December 31, 2002, outstanding commercial real estate loans totaled $1.1 billion and $1.0 billion, respectively, an increase of 10% primarily attributable to new relationships. Included in these loans are owner-occupied loans originated by the Middle Market and Small Business Banking Divisions of $348.8 million and $336.4 million at March 31, 2003 and December 31, 2002, respectively.

The Bank has cultivated relationships with high quality local, regional and national developers, both directly and through loan participations with selected banks outside its primary market, as it looks to cultivate a group of borrower for repeat business, for cross selling opportunities, and to diversify its portfolio by geographic location. During the first three months of 2003, Webster originated $63.0 million of commercial real estate loans, an increased of $27.9 million, or 79.5%, from the same period a year earlier.

CONSUMER

At March 31, 2003 and December 31, 2002, consumer loans totaled $1.8 billion and $1.7 billion, respectively. Consumer loan volume increased significantly in 2002 and, at December 31, consumer loans represented 21.8% of the total loan portfolio. This growth continued during the first three months of 2003, as consumer loans grew $143.3 million or 8.4% to $1.8 billion, or 21.9 % of the loan portfolio at March 31, 2003. The growth occurred in home equity credit lines and loans and is attributable to the lower interest rate environment and the expansion of lending into states contiguous to Connecticut and other targeted states through a network of regional offices. Originations during the first three months of 2003 totaled $328.9 million, compared to $259.0 for the same period a year earlier.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

INVESTMENT ACTIVITIES
---------------------

Webster, directly and through the Bank, maintains an investment portfolio that is primarily structured to provide a source of liquidity for its operating needs, to generate interest income and provide a means to balance interest rate sensitivity. At March 31, 2003 and December 31, 2002, the investment portfolio totaled $4.5 billion and $4.1 billion, respectively. The increase in the portfolio in the first quarter was a result of the investment of a portion of the proceeds from the $200 million subordinated note issuance as well as prefunding of April 2003 maturities. At both March 31, 2003 and December 31, 2002, the portfolio consisted primarily of mortgage-backed securities. See Note 4 of Notes to Consolidated Interim Financial Statements contained elsewhere herein for details on the components of the portfolio.

The portfolio is managed by the Bank's Treasury Group in accordance with regulatory guidelines and established corporate investment policies. These guidelines and policies include limitations on aspects such as investment grade and ratings, concentrations and investment type to help manage risk associated with investing in securities.

DEPOSIT ACTIVITIES
------------------

Total deposits increased $177.7 million, or 2.3%, to $7.8 billion at March 31, 2003 from December 31, 2002 and $614.5 million or 8.6% from March 31, 2002. The increases occurred entirely in the lower cost deposits. These changes reflect the success of Webster's strategic plan, which calls for increasing these lower cost, deposits as a percentage of total deposits. The percentage of lower cost deposits increased to 66.4% at March 31, 2003 from 64.6% at December 31, 2002 and from 59.3% at March 31 a year ago. The growth in first quarter compared to December 31, 2002 can also be attributed to the continued success with High Performance Checking products, de novo branch activity and the Bank's marketing efforts.

BORROWED FUNDS
--------------

Total borrowed funds increased $786.0 million, or 17.6% to $5.2 billion at March 31, 2003 from December 31, 2002. As growth in loan and security balances outpaced the growth in deposits, Webster increased its wholesale borrowing balances. The Bank's issuance of subordinated debt during the first quarter accounted for $200.0 million of the increase. See Note 13 of Notes to Consolidated Interim Financial Statements for additional information. The remaining increase occurred in FHLB advances.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK
------------------------------------------

Interest rate risk is the sensitivity of the market value of interest-sensitive assets and liabilities and the sensitivity of earnings to changes in interest rates over short-term and long-term time horizons. Webster's Asset/Liability Management Committee manages interest rate risk to maximize net income and net market value over time in changing interest rate environments, within limits set by the Board of Directors. Management measures interest rate risk using simulation analyses to measure earnings and equity at risk. Earnings at risk is defined as the change in earnings from a base scenario due to changes in interest rates. Equity at risk is defined as the change in the net market value of assets and liabilities due to changes in interest rates. Market value is measured as the net present value of future cash flows. Simulation analysis incorporates assumptions about balance sheet changes such as asset and liability growth, loan and deposit pricing and changes to the mix of assets and liabilities. Key assumptions relate to the behavior of interest rates and spreads, prepayment speeds and the run-off of deposits. From such simulations, interest rate risk is quantified and appropriate strategies are formulated and implemented.

Interest rate risk simulation analyses cannot precisely measure the impact that higher or lower rate environments will have on net interest income or market value. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management's strategies. Results may also vary based upon actual customer loans and deposit behaviors as compared with those simulated. These simulated estimates assume that management does not take any action to mitigate any negative effects from changing interest rates. Management believes that Webster's interest rate risk position at March 31, 2003 represents a reasonable level of risk.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


The following table summarizes the estimated economic value of Webster's assets, liabilities and hedges at March 31, 2003 and December 31, 2002 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.



                                                                    Estimated           Estimated Economic Value
                                                   Book              Economic                    Change
(Dollars in thousands)                             Value              Value            -100 BP               +100 BP
---------------------------------------------------------------------------------------------------------------------------
MARCH 31, 2003
--------------
Assets                                      $    14,355,659         14,236,817            164,640            (248,206)
Liabilities                                      13,285,213         13,404,422            321,709            (269,768)
Off-balance sheet contracts                              --             22,100             16,241             (15,767)
                                            --------------------------------------------------------------------------
   Net equity                                     1,070,446            854,495           (140,828)              5,795
   Net change as % of Tier 1 Capital                                                        (17.0)%               0.7%

DECEMBER 31, 2002
-----------------
Assets                                       $   13,468,004         13,397,462            120,111            (224,521)
Liabilities                                      12,432,546         12,612,250            316,798            (262,972)
Off-balance sheet contracts                              --             24,957             16,461             (15,942)
                                            -------------------------------------------------------------------------------
   Net equity                                     1,035,458            810,169           (180,226)             22,509
   Net change as % of Tier 1 Capital                                                        (22.1)%               2.8%



The book value of assets exceeded the estimated market value at March 31, 2003 and December 31, 2002 because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $320.9 million and $297.4 million, respectively.

As noted in the table above, the estimated volatility in economic value of equity has changed modestly from the prior year end. The yield curve between December 31, 2002 and March 31, 2003 remained relatively constant, but the duration of assets extended 0.1 years while liabilities shortened 0.1 years. During the quarter, about 75% of Webster's asset growth was funded with wholesale borrowings. The longer duration assets were intentionally funded with shorter duration liabilities to provide more protection in a falling interest rate environment.

The estimated impact on Webster's net income, as of March 31, 2003, for the subsequent twelve month period, if interest rates instantaneously increase or decrease by 100 basis points was an increase of 6.3% and a decrease of 11.2%, respectively. The estimated impact, as of December 31, 2002, was an increase of 7.1% and a decrease of 12.8%, respectively.

Webster's net income sensitivity has decreased in 2003. Webster will continue to benefit more in a rising interest rate environment than in prior years due to its higher concentration of floating-rate commercial and consumer loans, and larger core deposit funding base. The sensitivity is not as great as last quarter due to funding the increased size of the balance sheet with generally short duration liabilities. While we expect interest rates to fall or stay low in the short-term, the longer-term expectation is for a general rise in interest rates as the economy rebounds. Webster is positioned to benefit from this expectation and ready to respond to changing conditions.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity management allows Webster to meet its cash needs at a reasonable cost under various operating environments. Liquidity is actively managed and reviewed in order to maintain stable, cost-effective funding to support the balance sheet. Liquidity comes from a variety of sources such as the cash flow from operating activities including principal and interest payments on loans and investments, unpledged securities, which can be sold or utilized as collateral to secure funding and by the ability to attract new deposits. Webster's goal is to maintain a strong increasing base of core deposits to support its growing balance sheet.

Management monitors current and projected cash needs and adjusts liquidity as necessary. Webster has a detailed liquidity contingency plan, which is designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity risks.

At March 31, 2003 and December 31, 2002, the Bank had FHLB advances outstanding of $2.9 billion and $2.2 billion, respectively. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $168.2 million at March 31, 2003. In addition, the Bank had approximately $1.7 billion of unpledged securities at March 31, 2003 that, if necessary, could have been used to increase borrowing capacity at the FHLB or to collateralize other borrowings such as repurchase agreements.

The main sources of liquidity at the holding company level are dividends from the Bank, investment income and net proceeds from capital offerings and borrowings. The main uses of liquidity are the payment of dividends to common stockholders, repurchases of Webster's common stock, purchases of investment securities, and the payment of interest on borrowings and capital securities. There are certain regulatory restrictions on the payment of dividends by the Bank to Webster. At March 31, 2003, the Bank had $94.1 million of retained earnings available for dividend to the holding company. Webster also maintains $75.0 million in available revolving lines of credit with correspondent banks.

On July 23, 2002, Webster announced an additional stock buyback program of 2.4 million shares, or approximately 5 percent of its 48.0 million shares of outstanding common stock as of the announcement date. Through March 31, 2003, Webster has repurchased 1,683,838 shares of its common stock under the buyback program with 716,162 remaining shares to be repurchased. During the first quarter of 2003, 133,798 shares were repurchased at a cost of $4.8 million with an average per share cost of $35.73.

ASSET QUALITY
-------------

LOAN PORTFOLIO REVIEW AND ALLOWANCE FOR LOAN LOSS METHODOLOGY

Webster devotes significant attention to maintaining asset quality through conservative underwriting standards, active servicing of loans and aggressively managing nonperforming assets. The allowance for loan losses is maintained at a level estimated by management to provide adequately for probable losses inherent in the current loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors which, in management's judgment, deserve current recognition in estimating loan losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on nonperforming loans and classified loans, including an analysis of the collateral for these loans.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

 The adequacy of the allowance is subject to judgment in its determination. Actual loan losses could differ materially from management's estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Connecticut and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for loan losses is adequate at March 31, 2003, actual results in future periods may prove different and these differences could be significant. Management considers the adequacy of the allowance for loan losses to be a critical accounting policy.

Refer to the Allowance for Loan Losses Methodology section within Management's Discussion and Analysis on page 34 of Webster's 2002 Annual Report on Form 10-K for additional information.

NONPERFORMING ASSETS

The amount of nonperforming assets increased to $61.9 million or 0.43% of total assets at March 31, 2003 from $50.0 million, or 0.37% of total assets, at December 31, 2002 and $54.3 million, or 0.44% of total assets, at March 31, 2002. Nonperforming loans increased $11.0 million, and foreclosed properties increased $1.1 million since year end. The majority of the increase in nonperforming loans occurred in commercial loans, principally in the Asset-Based Lending portfolio. This increase was the result of one lending relationship with a balance of $14.1 million that was added to nonaccrual status in the first quarter of 2003. This loan was originated three years ago in the Bank's Hartford asset-based lending group and is not related to the recent Whitehall purchase. Decreases in nonperforming commercial real estate and residential loans were offset by an increase in nonperforming equipment financing and consumer loans.

The following table details Webster's nonperforming assets:



----------------------------------------------------------------------------------------------------------------------------
                                                                 MARCH 31,                DECEMBER 31,            MARCH 31,
(In thousands)                                                      2003                      2002                  2002
----------------------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis:
Commercial:
  Commercial banking                                          $     25,793                   15,486                18,426
  Specialized lending                                                3,399                    3,399                 3,399
  Equipment financing                                                8,960                    6,586                 7,510
----------------------------------------------------------------------------------------------------------------------------
  Total commercial                                                  38,152                   25,471                29,335
Commercial real estate                                               6,910                    9,109                 9,925
Residential                                                          5,712                    7,263                 6,262
Consumer                                                             1,510                      894                 1,545
----------------------------------------------------------------------------------------------------------------------------
  Total nonaccruing loans                                           52,284                   42,737                47,067
----------------------------------------------------------------------------------------------------------------------------
Nonaccruing loans held for sale:
  Commercial                                                         3,444                    3,706                    --
----------------------------------------------------------------------------------------------------------------------------
Loans past due 90 days or more and accruing:
  Commercial                                                         1,991                      515                 2,035
  Commercial real estate                                                --                       --                 1,197
----------------------------------------------------------------------------------------------------------------------------
   Total loans past due 90 days or more and accruing                 1,991                      515                 3,232
Foreclosed Properties:
  Residential and consumer                                             235                      509                 1,336
  Commercial                                                         3,967                    2,568                 2,690
----------------------------------------------------------------------------------------------------------------------------
  Total foreclosed property                                          4,202                    3,077                 4,026
----------------------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                                  $     61,921                   50,035                54,325
============================================================================================================================


                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

The allowance for loan losses at March 31, 2003 was $118.6 million and represented 219% of nonperforming loans and 1.39% of total loans. This compares with an allowance of $116.8 million that represented 270% of nonperforming loans and 1.48% of total loans at December 31, 2002. The allowance was $98.9 million or 197% of nonperforming loans and 1.39% of total loans at March 31, 2002.

PAST DUE LOANS

The following table sets forth information as to loans past due 30-89 days.



                                      MARCH 31, 2003                   DECEMBER 31, 2002                 MARCH 31, 2002
--------------------------------------------------------------------------------------------------------------------------------
                                 Principal  Percent of loans      Principal  Percent of loans      Principal   Percent of loans
(Dollars in thousands)           Balances      outstanding        Balances      outstanding         Balances      outstanding
--------------------------------------------------------------------------------------------------------------------------------
PAST DUE 30-89 DAYS:
   Residential                 $  13,975         0.16%         $   13,318         0.17%          $   14,792         0.20%
   Commercial                     20,102         0.24              21,894         0.28               10,431         0.14
   Commercial real estate         12,772         0.15              21,324         0.27               10,689         0.15
   Consumer                        5,125         0.06               6,757         0.08                3,529         0.05
--------------------------------------------------------------------------------------------------------------------------------
   Total                       $  51,974         0.61%         $   63,293         0.80%          $   39,441         0.54%
================================================================================================================================


The overall decrease in loans past due 30-89 days of $11.3 million at March 31, 2003 from December 31, 2002 is primarily due to a reduction of $8.6 million in commercial real estate loans as a result of three loan relationships totaling $10.4 million that were current at March 31, 2003, but past due at December 31, 2002.

TROUBLED DEBT RESTRUCTURINGS

At March 31, 2003 and December 31, 2002, the Bank had total accruing troubled debt restructurings of approximately $1.2 million and $1.0 million, respectively. This compares to $4.8 million at March 31, 2002. A troubled debt restructuring occurs when, for economic or legal reasons related to debtor's financial difficulties, a financial institution grants a concession to the debtor that it would not otherwise consider. Interest income recognized for the three months ended March 31, 2003 under the restructured terms totaled $18,400 as compared to $23,800 that would have been booked under their original terms. At March 31, 2003, the $1.2 million of debt restructurings were performing in accordance with their restructured terms and not included in nonperforming loans.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

CLASSIFIED LOANS

The following table summarizes Webster's classified loans, including nonperforming loans at March 31, 2003, December 31, 2002 and March 31, 2002.


                                                                            Commercial
                                                                      --------------------------
                                                                      Commercial
(In thousands)                           Total       Residential        Banking*     Specialized     CRE**      Consumer
--------------------------------------------------------------------------------------------------------------------------
MARCH 31, 2003
Substandard:
  Accruing                         $    74,398           1,212          50,909         22,277           --           --
  Nonaccruing                           45,005           5,606          38,002             --           --        1,397
--------------------------------------------------------------------------------------------------------------------------
   Total substandard                   119,403           6,818          88,911         22,277           --        1,397
Doubtful:
   Nonaccruing                           7,279             105           3,662          3,399           --          113
Loss                                        --              --              --             --           --           --
--------------------------------------------------------------------------------------------------------------------------
  Total classified loans           $   126,682           6,923          92,573         25,676           --        1,510
==========================================================================================================================

Classified as a percent of loans          1.5%             0.2             5.9            7.0           --          0.1
==========================================================================================================================

DECEMBER 31, 2002
Substandard:
  Accruing                         $    70,245           1,171          50,347         18,727           --           --
  Nonaccruing                           38,994           7,155          31,082             --           --          757
--------------------------------------------------------------------------------------------------------------------------
   Total substandard                   109,239           8,326          81,429         18,727           --          757
Doubtful:
   Nonaccruing                           3,743             108              99          3,399           --          137
Loss                                        --              --              --             --           --           --
--------------------------------------------------------------------------------------------------------------------------
  Total classified loans           $   112,982           8,434          81,528         22,126           --          894
==========================================================================================================================

Classified as a percent of loans          1.4%             0.2             5.8            5.8           --          0.1
==========================================================================================================================

MARCH 31, 2002
Substandard:
  Accruing                         $    94,864           1,326          45,103         48,364           --           71
  Nonaccruing                           43,146           6,165          35,761             --            5        1,215
--------------------------------------------------------------------------------------------------------------------------
   Total substandard                   138,010           7,491          80,864         48,364            5        1,286
Doubtful:
   Accruing                                 11              --              --             --           --           11
   Nonaccruing                           3,756              97              94          3,399           --          166
--------------------------------------------------------------------------------------------------------------------------
   Total doubtful                        3,767              97              94          3,399           --          177
Loss                                        --              --              --             --           --           --
--------------------------------------------------------------------------------------------------------------------------
  Total classified loans           $   141,777           7,588          80,958         51,763            5        1,463
==========================================================================================================================

Classified as a percent of loans          2.0%             0.2             5.8           12.0          0.0          0.1
==========================================================================================================================



* Includes Middle Market, Small Business Banking, Asset-Based Lending and Equipment Financing.
** Does not include CRE loans administered by Middle Market and Small Business Banking, which are included in Commercial Banking.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

The prolonged weakness in the business sector of the economy has continued to impact the level of classified loans. These loans increased $13.7 million since December 31, 2002. The increase in Commercial Banking was primarily due to an asset-based lending relationship which totaled $14.1 million which was classified during the first quarter of 2003. See Nonperforming Assets on page 33 of this report for further details on this loan. The Specialized Lending increase was primarily attributable to one credit totaling $5.0 million which was classified during the first quarter of 2003 but is still accruing interest. Webster believes that early identification and management of problem loans serves to minimize future losses, therefore it employs a rigorous portfolio review and management process, which identifies deteriorating credit risk and proactively manages problem loans.

The total of nonperforming loans included in classified loans at March 31, 2003 was $52.3 million, up $9.6 million from year end and $5.4 million from March 31, 2002. The remaining classified loans of $74.4 million continued to perform in accordance with their contractual terms and accrue interest. Due to their classification as substandard, these currently performing loans are considered by management to be potential problem loans, and may in the future become nonperforming loans.

RESULTS OF OPERATIONS
---------------------

A COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002.

GENERAL

Net income for the three months ended March 31, 2003, was $39.9 million, or $.86 per diluted share, compared to $32.3 million, or $.65 per diluted share, for the same period ended a year earlier.

The increase in net income for the current quarter was driven by strong growth in revenues. Total revenue, consisting of net interest income and total noninterest income, rose approximately 14.4% for the period compared to a year ago. The growth was due primarily to an increase of $12.5 million of fee based revenue. The Mathog and Moniello, Whitehall, and Budget Installment acquisitions contributed $5.5 million of this growth. Deposit service fees, loan fees and gain on sale of loans added another $7.0 million of the growth in the quarter.

During the second quarter of 2002, the Company completed a review of the carrying value of all its goodwill and other intangible assets in compliance with the requirements of SFAS No. 142 and determined that a portion of goodwill related to the acquisition of Duff & Phelps LLC was impaired. Accordingly, a one-time transitional charge of $11.2 million, $7.3 million net of taxes or $0.15 per diluted share, was recorded retroactive to January 1, 2002. Excluding this charge, Webster's first quarter 2002 net income would have been $39.6 million or $0.80 per diluted share.

NET INTEREST INCOME

Net interest income for the first quarter of 2003 increased $8.2 million, or 8.5%, over the year ago period. This improvement can be attributed to the growth in earnings assets, particularly the loan portfolio, funded by an increasing base of core deposits. Partially offsetting this volume growth was a decline in the net interest margin. The margin was 3.30% in the first quarter, down from 3.51% the prior year. As long-term interest rates declined, mortgage related loans and other assets prepaid at increasing levels and the proceeds are reinvested at lower yields. As a result, the yield on earning assets during the quarter declined faster than the cost of interest bearing liabilities.

With a continued low interest rate environment, the Company will continue to experience downward pressure on asset yields and there will be further compression of the net interest margin.

INTEREST INCOME

Total interest income for the first quarter of 2003 decreased $1.6 million, or 1.0%, from the first quarter of the prior year. The decline is primarily due to a decrease in the yield realized on interest-earning assets, which declined by 89 basis points. Declines occurred in both in the loan and investment portfolios, where yields dropped 87 and 96 basis points,

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

respectively, compared to the first quarter a year ago. The yield on loans declined as a result of the low interest rate environment during 2003 and 2002, which resulted in an accelerated level of mortgage prepayments and new volumes were priced at significantly lower yields. The investment portfolio was similarly impacted as mortgage related securities prepaid and proceeds were reinvested at significantly lower rates. The impact on interest income of lower yields on interest-earning assets was partially offset by an increase in the volume of average earnings assets of approximately $1.7 billion.

INTEREST EXPENSE

Total interest expense for the first quarter of 2003 decreased $9.8 million, or 13.2%, from the first quarter of 2002. The decrease was primarily due to a 73 basis point decline in the overall cost of interest-bearing liabilities. The cost of deposits and borrowings decreased 72 and 95 basis points, respectively, compared to the first quarter a year ago. The low interest rate environment was the primary factor for this decline as existing balances were repriced at lower rates. Partially offsetting the favorable impact of lower interest rates was the increased expense resulting from growth in volume of deposits and borrowings.

The following table shows the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned or paid by Webster.


                                                                        THREE MONTHS ENDED MARCH 31,
---------------------------------------------------------------------------------------------------------------------------------
                                                                2003                                     2002
                                                                            Fully Tax-                              Fully Tax-
                                                    Average                 Equivalent    Average                   Equivalent
(Dollars in thousands)                              Balance   Interest (b)    Yield       Balance      Interest (b)    Yield

---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Loans and loans held for sale                   $ 8,552,652   $  117,702      5.52%      $ 6,996,981    $111,495      6.39%
Securities and short-term investments             4,235,752       52,089      5.02(a)      4,044,428      59,902      5.98(a)
                                                -----------     --------      ----       -----------    --------      ----
  Total interest-earning assets                  12,788,404      169,791      5.35        11,041,409     171,397      6.24
                                                                --------                                --------
Noninterest-earning assets                          935,423                                  874,232
                                                -----------                              -----------
  TOTAL ASSETS                                  $13,723,827                              $11,915,641
                                                ===========                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits                                        $ 7,597,550       29,418      1.57%      $ 7,023,570      39,613      2.29%
Borrowings                                        4,878,463       35,353      2.90         3,633,984      34,997      3.85
                                                -----------     --------      ----       -----------    --------      ----
  Total interest-bearing liabilities             12,476,013       64,771      2.09        10,657,554      74,610      2.82
Noninterest-bearing liabilities                      66,604                                   86,892
                                                -----------                              -----------
  TOTAL LIABILITIES                              12,542,617                               10,744,446

Capital securities and preferred stock of
  subsidiary corporation                            130,832                                  159,577

Shareholders' equity                              1,050,378                                1,011,618
                                                -----------                              -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $13,723,827                              $11,915,641
                                                ===========     --------                 ===========    --------
  Fully-taxable net interest income                              105,020                                  96,787
  Less: Fully-taxable equivalent adjustments                        (344)                                   (304)
                                                                ---------                               ---------
Net interest income                                           $  104,676                                $ 96,483
                                                                ========                                ========
Interest-rate spread                                                          3.26%                                   3.42%
                                                                              ====                                    ====
Net interest margin                                                           3.30%                                   3.51%
                                                                              ====                                    ====



(a) For purposes of this computation, unrealized gains of $86.6 million and $39.0 million for 2003 and 2002, respectively, are excluded from the average balance for rate calculations.

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


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                  2003 V. 2002
-----------------------------------------------------------------------------------------------------------------
                                                                            Increase (decrease) due to
 (In thousands)                                                          Rate          Volume         Total
-----------------------------------------------------------------------------------------------------------------
Interest on interest-earning assets:
  Loans and loans held for sale                                    $   (16,520)        22,727          6,207
  Securities and short-term investments                                (10,453)         2,640         (7,813)
-----------------------------------------------------------------------------------------------------------------
   Total                                                               (26,973)        25,367         (1,606)
-----------------------------------------------------------------------------------------------------------------
Interest on interest-bearing liabilities:
  Deposits                                                             (13,308)         3,113        (10,195)
  Borrowings                                                            (9,883)        10,239            356
-----------------------------------------------------------------------------------------------------------------
   Total                                                               (23,191)        13,352         (9,839)
-----------------------------------------------------------------------------------------------------------------
Net change in fully taxable-equivalent
  net interest income                                              $    (3,782)        12,015          8,233
=================================================================================================================



PROVISION FOR LOAN LOSSES

The provision for loan losses was $5.0 million for the three month period ended March 31, 2003 compared to $4.0 million for the same period in 2002. Management performs a quarterly review of the loan portfolio and based on this review determines the level of provision necessary to maintain an adequate loan loss allowance. Several factors influenced the increase in the provision, primarily growth in the loan portfolio, the rise in net charge-offs, the elevated level of nonaccrual loans, and the continued reduced level of economic activity. At March 31, 2003 and December 31, 2002, the allowance for loan losses totaled $118.6 million and $116.8 million, or 1.39% and 1.48% of total loans, and represented 219% and 270% of nonperforming loans, respectively.

For further information see the "Loan Portfolio Review and Allowance for Loan Loss Methodology" included in the "Financial Condition - Asset Quality" section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 32 through 33 of this report.

NONINTEREST INCOME

Total noninterest income for first quarter of 2003 increased $11.7 million, or 28.1%, from the same quarter a year ago. The increase was primarily due to increases in deposit fees of $3.1 million, insurance revenue of $3.5 million, gain on sale of loans of $2.4 million, loan fees of $2.0 million and financial advisory revenue of $1.5 million. These increases were partially offset by decreases in securities gains of $772,000 and other revenues of $149,000. The deposit fees increased as a result of increased insufficient funds fees, cash management fees and ATM fees. The increase in insurance revenue is primarily attributable to $3.1 million from the Mathog acquisition in January 2003 and $500,000 from increased premiums. Loan fees increased due to the acquisitions of Whitehall in August 2002 and Budget Installment Corporation in January 2003, partially offset by a $750,000 writedown of mortgage servicing rights. Whitehall generated $1.9 million in loan fee income in the first quarter of 2003 and BIC generated $200,000. The Financial Advisory Services revenue increase resulted from increases in valuation revenues at Duff & Phelps.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

NONINTEREST EXPENSES

Total noninterest expenses for the first quarter of 2003 increased $16.6 million, or 21.8%, over the same quarter a year ago. The effect of recent acquisitions accounted for $5.4 million of this growth. A majority of the remaining $11.2 million increase occurred in salaries and benefits expense. Salaries largely reflect the effects of annual merit increases and strategic growth initiatives made to support the expansion of the mortgage origination business with four new regional offices, the addition of four de novo branches and an increase in the equipment finance lending staff. The increase in benefits results from higher cost of medical and pension plans.

On July 24, 2002, Webster announced that, effective July 1, 2002, it will begin to expense the cost of employee stock option using SFAS No. 123 "Accounting for Stock-Based Compensation". Under the provisions of SFAS No. 123, Webster had previously used APB No. 25 to account for employee stock-based compensation. By electing to use the provisions of SFAS No. 123, compensation expense has been recorded for employee stock option grants using the fair value method and amortized over the vesting period commencing with grants made during 2002. For the first quarter of 2003, compensation expense recognized for stock option grants was $720,000. No expense was recognized during the first quarter of 2002.

INCOME TAXES

Tax expense for the three month period ended March 31, 2003 is higher than the prior year period primarily due to a higher level of income before taxes, as well as an increased effective tax rate. The effective tax rates for the three months ended March 31, 2003 and 2002 were approximately 33.5% and 31.4%, respectively. The increased rate is attributable to, both, the favorable resolution of certain tax matters in 2002, and Webster's expanded presence outside of Connecticut, including, the acquisition of certain businesses during the third quarter of 2002 and first quarter of 2003.

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

ITEM 4.  CONTROLS & PROCEDURES
------------------------------

(a) The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

(b) There were no significant changes made in the Company's internal controls or in other factors that that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Webster or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

(a)      Not applicable

(b)      Not applicable

(c) On January 6, 2003, in connection with the acquisition of Mathog, Webster issued 12,000 shares of its common stock to James Moniello and Alan D. Mathog under the Non-Compete Agreements entered on January 3, 2003 by and among Mathog and its subsidiaries and James Moniello and Alan D. Mathog, respectively. The offer and sale of the stock was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section (4)(2) thereof (transactions by an issuer not involving a public offering).

(d)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

(a)  Not applicable
(b)  Not applicable
(c)  Not applicable
(d)  Not applicable

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


ITEM 5.  OTHER INFORMATION
--------------------------

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

       (a) Exhibits

              99.1 Additional Exhibit - Section 906 Certification of Chief Executive Officer

              99.2 Additional Exhibit - Section 906 Certification of Chief Financial Officer

       (b) Reports on Form 8-K

           Current Report on Form 8-K, filed with the SEC on January 10, 2003.

           Current Report on Form 8-K, filed with the SEC on January 24, 2003.

           Current Report on Form 8-K, filed with the SEC on February 24, 2003.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WEBSTER FINANCIAL CORPORATION
                                      -----------------------------
                                                Registrant



Date: May 14, 2003                By:  /s/   William J. Healy
                                       -----------------------------------------
                                             William J. Healy
                                             Executive Vice President and
                                             Chief Financial Officer
                                             Principal Financial Officer

--------------------------------------------------------------------------------

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003







 /s/ James C. Smith
-------------------------------------------
James C. Smith
Chairman and Chief Executive Officer

--------------------------------------------------------------------------------

                                  CERTIFICATION

I, William J. Healy, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Webster Financial Corporation.

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003







 /s/ William J. Healy
-------------------------------------------------------
William J. Healy
Executive Vice President and Chief Financial Officer