Form 10-Q
period 2003-06-30
WEBSTER FINANCIAL CORP
filed 2003-08-13
CIK 801337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JUNE 30, 2003.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to ____________________.

      Commission File Number: 001-31486

                          WEBSTER FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                       06-1187536
  ---------------------------------                      ---------------------
    (State or other jurisdiction                           (I.R.S. Employer
  of incorporation or organization)                       Identification No.)

   WEBSTER PLAZA, WATERBURY, CONNECTICUT                         06702
 ----------------------------------------                    ------------
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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                       [X] Yes [ ] No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (par value $ .01)                            45,668,459
------------------------------                ----------------------------------
                Class                            Outstanding at July 31, 2003

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES


                                      INDEX

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                       PAGE NO.
                                                                                                                       --------

PART I - FINANCIAL INFORMATION

   Item 1.   Interim Financial Statements (unaudited)

       Consolidated Statements of Condition at June 30, 2003 and December 31, 2002                                        3

       Consolidated Statements of Income for the three and six months ended June 30, 2003
         and 2002                                                                                                         4

       Consolidated Statements of Comprehensive Income for the three and six months ended
         June 30, 2003 and 2002                                                                                           6

       Consolidated Statements of Shareholders' Equity for the six months ended June 30, 2003
         and 2002                                                                                                         7

       Consolidated Statements of Cash Flows for the six months ended June 30, 2003
         and 2002                                                                                                         8

       Notes to Consolidated Interim Financial Statements                                                                10

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                       29

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                                  45

   Item 4.   Controls and Procedures                                                                                     46


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                                                                           46

   Item 2.   Changes in Securities and Use of Proceeds                                                                   46

   Item 3.   Defaults upon Senior Securities                                                                             46

   Item 4.   Submission of Matters to a Vote of Security Holders                                                         47

   Item 5.   Other Information                                                                                           48

   Item 6.   Exhibits and Reports on Form 8-K                                                                            48


SIGNATURE                                                                                                                49

EXHIBITS                                                                                                                 50


                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES


ITEM 1.  INTERIM FINANCIAL STATEMENTS
-------------------------------------

                CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
-------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------
                                                                         JUNE 30,           DECEMBER 31,
(In thousands, except share and per share data)                            2003                 2002
---------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from depository institutions                             $    254,645             266,463
Short-term investments                                                      20,671              15,596
Securities: (Note 4)
  Trading, at fair value                                                     3,893               5,752
  Available for sale, at fair value                                      4,395,400           4,119,245
Loans held for sale (Note 5)                                               321,055             405,157
Loans, net (Notes 6 and 7)                                               8,590,707           7,795,835
Accrued interest receivable                                                 54,034              54,601
Goodwill (Note 9)                                                          256,465             236,478
Cash surrender value of life insurance                                     176,324             172,066
Premises and equipment, net                                                 85,062              84,683
Intangible assets (Note 9)                                                  60,524              60,881
Deferred tax asset, net (Note 8)                                            16,201              14,951
Prepaid expenses and other assets                                          217,591             236,296
---------------------------------------------------------------------------------------------------------
    Total assets                                                      $ 14,452,572          13,468,004
---------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits (Note 10)                                                    $  8,085,702           7,606,122
Federal Home Loan Bank advances (Note 11)                                2,185,830           2,163,029
Other borrowings (Note 12)                                               2,480,666           2,166,640
Senior notes and subordinated debt (Note 13)                               326,000             126,000
Accrued expenses and other liabilities                                     155,233             239,923
---------------------------------------------------------------------------------------------------------
    Total liabilities                                                   13,233,431          12,301,714
---------------------------------------------------------------------------------------------------------

Corporation-obligated mandatorily redeemable capital securities
  of subsidiary trusts (Note 17)                                           110,255             121,255
Preferred stock of subsidiary corporation                                    9,577               9,577

Shareholders' equity (Note 14):
  Common stock, $.01 par value:
    Authorized - 200,000,000 shares at June 30, 2003
     and December 31, 2002;
    Issued - 49,512,045 shares at June 30, 2003 and
     49,506,970 December 31, 2002                                              495                 495
  Paid-in capital                                                          414,458             415,067
  Retained earnings                                                        769,827             707,531
  Less: Treasury stock, at cost, 3,872,028 shares at June 30,
    2003 and 3,880,973 shares at December 31, 2002                        (134,157)           (134,318)
  Unearned compensation                                                     (3,790)             (3,913)
  Accumulated other comprehensive income                                    52,476              50,596
---------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                           1,099,309           1,035,458
---------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                        $ 14,452,572          13,468,004
---------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Interim Financial Statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
(In thousands, except per share data)                          2003           2002            2003          2002
----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans                                                        $114,734        112,502        227,944        223,082
Securities and short-term investments                          45,772         59,340         97,517        118,938
Loans held for sale                                             4,231          1,525          8,723          2,440
----------------------------------------------------------------------------------------------------------------------
  Total interest income                                       164,737        173,367        334,184        344,460
----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits (Note 10)                                             28,750         37,005         58,168         76,618
Borrowings                                                     35,368         33,797         70,721         68,794
----------------------------------------------------------------------------------------------------------------------
  Total interest expense                                       64,118         70,802        128,889        145,412
----------------------------------------------------------------------------------------------------------------------
  Net interest income                                         100,619        102,565        205,295        199,048
Provision for loan losses (Note 7)                              5,000          4,000         10,000          8,000
----------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses          95,619         98,565        195,295        191,048
----------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Deposit service charges                                        17,529         14,924         34,419         28,730
Insurance revenue                                               9,980          6,376         20,944         13,812
Loan fees                                                       4,723          4,211         10,628          8,096
Financial advisory services                                     5,229          4,357         10,660          8,316
Wealth and investment services                                  4,521          4,068          9,099          8,455
Gain on sale of loans and loan servicing, net                   4,066          1,239          6,837          1,632
Gain on sale of securities, net                                 8,666          1,126         11,299          4,531
Increase in cash surrender value of life insurance              2,143          2,267          4,258          4,469
Other income                                                    1,423          1,047          3,284          3,057
----------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                     58,280         39,615        111,428         81,098
----------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES:
Compensation and benefits                                      50,506         41,248        101,067         81,396
Occupancy                                                       7,672          6,212         15,771         12,497
Furniture and equipment                                         7,575          6,812         15,096         13,380
Intangible amortization (Note 9)                                3,968          4,004          7,930          8,042
Marketing                                                       3,236          2,438          6,721          4,862
Professional services                                           2,994          2,820          5,472          5,147
Capital securities and dividends on preferred stock of
   subsidiary corporation (Note 17)                             2,958          3,753          6,096          7,585
Acquisition expenses                                               --            616             --            616
Other expenses                                                 14,290         10,940         27,852         21,517
----------------------------------------------------------------------------------------------------------------------
   Total noninterest expenses                                  93,199         78,843        186,005        155,042
----------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of
   change in accounting method                                 60,700         59,337        120,718        117,104
  Income taxes                                                 20,090         18,765         40,171         36,917
----------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change in
   accounting method                                           40,610         40,572         80,547         80,187
  Cumulative effect of change in method of accounting
    (net of tax benefit of $3,920) (Note 9)                        --             --             --         (7,280)
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                   $ 40,610         40,572         80,547         72,907
----------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Interim Financial Statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
(In thousands, except per share data)                        2003             2002              2003           2002
----------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Income before cumulative effect of change in
  accounting method                                       $     0.89            0.83            1.77            1.65
Cumulative effect of change in method of accounting               --              --              --           (0.15)
----------------------------------------------------------------------------------------------------------------------
   Net income                                             $     0.89            0.83            1.77            1.50
----------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE:
Income before cumulative effect of change in
  accounting method                                       $     0.88            0.82            1.74            1.62
Cumulative effect of change in method of accounting               --              --              --           (0.15)
----------------------------------------------------------------------------------------------------------------------
   Net Income                                             $     0.88            0.82            1.74            1.47
----------------------------------------------------------------------------------------------------------------------

Dividends paid per common share                           $     0.21            0.19            0.40            0.36

AVERAGE SHARES OUTSTANDING:
  Basic                                                       45,446          48,631          45,453          48,717
  Diluted                                                     46,242          49,585          46,217          49,584



See accompanying Notes to Consolidated Interim Financial Statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

----------------------------------------------------------------------------------------------------------------
                                                                                   THREE MONTHS ENDED JUNE 30,
(In thousands)                                                                        2003            2002
----------------------------------------------------------------------------------------------------------------
Net income                                                                          $ 40,610          40,572
Other comprehensive income, net of tax:
  Unrealized net holding gain on securities available for sale arising during year (net of income tax effect of $1,517, and
   $32,890, for 2003 and 2002, respectively)                                           2,261          49,692

  Reclassification adjustment for net gains included in
   net income (net of income tax effect of $3,416
   and $439 for 2003 and 2002, respectively)                                          (5,150)           (663)

  Reclassification adjustment for cashflow hedge amortization
   included in net income (net of tax effect of $15)(Note 13)                            (27)             --
----------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                                                     (2,916)         49,029
----------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                $ 37,694          89,601
----------------------------------------------------------------------------------------------------------------


                                                                                     SIX MONTHS ENDED JUNE 30,
(In thousands)                                                                        2003            2002
----------------------------------------------------------------------------------------------------------------
Net income                                                                          $ 80,547          72,907
Other comprehensive income, net of tax:
  Unrealized net holding gain on securities available for sale arising during year (net of income tax effect of $4,657, and
   $23,555 for 2003 and 2002, respectively)                                            6,987          35,046

  Reclassification adjustment for net gains included in
   net income (net of income tax effect of $4,456
   and $1,833 for 2003 and 2002, respectively)                                        (6,719)         (2,716)

  Deferred gain on cash flow hedge (Note 13)                                           1,690              --

  Reclassification adjustment for cashflow hedge amortization
   included in net income (net of tax effect of $27) (Note 13)                           (51)             --
----------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                             1,907          32,330
----------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                $ 82,454         105,237
----------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Interim Financial Statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------


                                                                                                Employee
                                                                                                  Stock     Accumulated
                                                                                                 Ownership    Other
                                                                                   Unearned     Plan Shares   Compre-
                                        Common    Paid-in   Retained    Treasury    Compen-      Purchased    hensive
(In thousands, except per share data)    Stock    Capital   Earnings      Stock     sation       With Debt    Income       Total
-----------------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001               $  495   415,194    590,254     (10,141)   (3,998)         (286)     14,949    1,006,467
Net income for the six months
  ended June 30, 2002                        --        --     72,907          --        --            --          --       72,907
Dividends paid:
  $.36 per common share                      --        --    (17,623)         --        --            --          --      (17,623)
Allocation of ESOP shares                    --       571         --          --        --           286          --          857
Exercise of stock options                    --      (948)        --       5,252        --                                  4,304
Common stock repurchased                     --        --         --     (33,011)       --            --          --      (33,011)
Stock-based compensation                     --       703        (17)        731       134            --          --        1,551
Net unrealized gain on securities
  available for sale, net of taxes           --        --         --          --        --            --      32,330       32,330
Other, net                                   --       (59)        --          --        --            --          --          (59)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                   $  495   415,461    645,521     (37,169)   (3,864)           --      47,279    1,067,723
-----------------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2003
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002               $  495   415,067    707,531    (134,318)   (3,913)           --      50,596    1,035,458
Net income for the six months
  ended June 30, 2003                        --        --     80,547          --        --            --          --       80,547
Dividends paid:
  $.40 per common share                      --        --    (18,251)         --        --            --          --      (18,251)
Exercise of stock options                    --    (1,358)        --       5,060        --            --          --        3,702
Common stock repurchased                     --        --         --      (5,795)       --            --          --       (5,795)
Stock-based compensation                     --     1,740         --         896       123            --          --        2,759
Net unrealized gain on securities
  available for sale, net of taxes           --        --         --          --        --            --         268          268
Repurchase of capital trust securities       --      (991)        --          --        --            --          --         (991)
Hedge deferred gain, net of
  amortization                               --        --         --          --        --            --       1,612        1,612
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2003                   $  495   414,458    769,827    (134,157)   (3,790)           --      52,476    1,099,309
-----------------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Interim Financial Statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------
                                                                                            SIX MONTHS ENDED JUNE 30,
(In thousands)                                                                               2003                2002
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                              $     80,547              72,907
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                   10,000               8,000
  Depreciation and amortization                                                               15,288              10,606
  Amortization of securities premiums, net                                                     8,059                 465
  Amortization of loan premiums, net                                                           1,734               4,835
  Amortization of intangible assets                                                            7,930               8,042
  Cumulative effect of change in accounting method, net                                           --              11,200
  Gains on sale of foreclosed properties, net                                                    (67)               (237)
  Gains on sale of securities, net                                                           (11,175)             (4,549)
  Gain on sale of loans and servicing, net                                                    (6,837)             (1,632)
  Increase in cash surrender value of life insurance                                          (4,258)             (4,469)
  (Gains) losses on trading securities, net                                                     (124)                 18
  Decrease (increase) in trading securities                                                    1,983                (181)
  Loans originated for sale                                                               (1,513,786)           (501,223)
  Proceeds from sale of loans originated for sale                                          1,604,725             535,346
  Decrease (increase) in interest receivable                                                     567              (2,255)
  Decrease (increase) in prepaid expenses and other assets                                    17,238              (6,360)
  Decrease in accrued expenses and other liabilities, net                                    (96,286)             (6,828)
  Other, net                                                                                      --                (396)
------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                 115,538             123,289
------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of securities, available for sale                                             (2,318,567)           (939,629)
  Principal collected on securities                                                        1,092,061             633,628
  Maturities of securities                                                                       621               3,550
  Proceeds from sales of securities, available for sale                                      953,595             204,649
  Increase short-term investments, net                                                        (5,075)            (19,602)
  Increase in loans, net                                                                    (772,448)           (510,132)
  Proceeds from sale of foreclosed properties                                                  1,051               3,850
  Purchases of premises and equipment, net                                                    (7,618)             (7,667)
  Net cash paid for acquisitions                                                             (27,447)                 --
  Other, net                                                                                      --                (660)
------------------------------------------------------------------------------------------------------------------------
   Net cash used by investing activities                                                  (1,083,827)           (632,013)
------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Net increase in deposits                                                                   479,580             271,118
  Proceeds from FHLB advances                                                             20,261,731           5,766,914
  Repayment of FHLB advances                                                             (20,238,930)         (6,101,109)
  Increase in other borrowings, net                                                          286,776             658,480
  Subordinated debt issuance                                                                 200,000                  --
  Cash dividends to common shareholders                                                      (18,251)            (17,623)
  Redemption of capital securities                                                           (12,342)            (15,000)
  Exercise of stock options                                                                    3,702               4,304
  Common stock repurchased                                                                    (5,795)            (33,011)
------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                 956,471             534,073
------------------------------------------------------------------------------------------------------------------------
  (Decrease) increase in cash and cash equivalents                                           (11,818)             25,349
Cash and cash equivalents at beginning of period                                             266,463             218,908
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $    254,645             244,257
------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Interim Financial Statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------
                                                                            SIX MONTHS ENDED JUNE 30,
(In thousands)                                                               2003            2002
-----------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:
  Income taxes paid                                                        $ 38,748         36,530
  Interest paid                                                             124,142        139,083

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Transfer of loans to foreclosed properties                                  2,588          1,672

-----------------------------------------------------------------------------------------------------


Assets acquired and liabilities assumed were as follows:

-----------------------------------------------------------------------------------------------------
                                                                           SIX MONTHS ENDED JUNE 30,
(In thousands)                                                                2003            2002
-----------------------------------------------------------------------------------------------------
Fair value of noncash assets acquired in purchase acquisitions             $ 43,058             --
Fair value of liabilities assumed in purchase acquisitions                   42,514             --



See accompanying Notes to Consolidated Interim Financial Statements.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
-------------------------------------------------------------

The Consolidated Interim Financial Statements include the accounts of Webster Financial Corporation ("Webster" or the "Company") and its subsidiaries. The Consolidated Interim Financial Statements and Notes thereto have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the Consolidated Interim Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the Consolidated Interim Financial Statements and the reported amounts of revenues and expenses for the periods presented. The actual results of Webster could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan losses, the valuation allowance for the deferred tax asset and the determination of the obligation for pension and other post retirement benefits. These Consolidated Interim Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Webster's Annual Report on Form 10-K for the year ended December 31, 2002.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2: STOCK-BASED COMPENSATION
--------------------------------

At June 30, 2003 and 2002, Webster had a fixed stock-based employee and non-employee director compensation plan. During 2002, effective January 1, 2002, Webster adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", for all employee and non-employee stock options granted, modified, or settled January 1, 2002 and thereafter. Therefore, the cost related to this stock-based compensation included in the determination of net income for 2002 is less than that which would have been recognized if the fair value based method had been applied to all option grants since the original effective date of SFAS No. 123. Awards under the plans, in general, vest over periods ranging from 3 to 4 years. Webster also grants restricted stock to employees and directors.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to stock option awards in each of the periods presented.

                                                      THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
(In thousands, except per share data)                    2003          2002            2003          2002
----------------------------------------------------------------------------------------------------------------
Net income, as reported                                $40,610        40,572          80,547        72,907
Add: Stock option compensation expense included
   in reported net income, net of related tax effects      537           332           1,006           332
Deduct: Total stock option compensation expense
   determined under fair value based method for all
    awards, net of related tax effects                  (1,051)       (1,043)         (2,034)      (1,754)
----------------------------------------------------------------------------------------------------------------
Pro forma net income                                   $40,096        39,861          79,519       71,485
----------------------------------------------------------------------------------------------------------------

Earnings per share:
   Basic   - as reported                               $  0.89          0.83            1.77         1.50
           - pro forma                                    0.88          0.82            1.75         1.47
----------------------------------------------------------------------------------------------------------------

   Diluted - as reported                               $  0.88          0.82            1.74         1.47
           - pro forma                                    0.87          0.80            1.72         1.44
----------------------------------------------------------------------------------------------------------------



The fair value of each option is determined as of the grant date using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions used for grants issued during the second quarter and first six months of 2003: expected option term of 8.6 and 8.7 years, expected dividend yield of 2.15%, expected volatility of 31.75%, expected forfeiture rate of 4.46%, and weighted risk-free interest rate of 3.97%, respectively. For the second quarter and first six months of 2002, the following weighted-average assumptions were: expected option term of 8.2 years, expected dividend yield of 2.15%, expected volatility of 33.47%, expected forfeiture rate of 3.15%, and weighted risk-free interest rate of 5.16% and 5.22% respectively. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options. In addition, changes to the subjective input assumptions can result in materially different fair market value estimates. Therefore, this model may not necessarily provide a reliable single measure of the fair value of employee stock options.

The cost of restricted stock granted is reflected in compensation and benefits expense and totaled $394,158 and $303,467, net of taxes, for the three month ended June 30, 2003 and 2002, and $789,158 and $727,467, net of taxes, for the six month ended June 30, 2003 and 2002, respectively.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3: ACQUISITIONS
--------------------

The following acquisitions were announced by Webster during the first six months of 2003. The results of operations of the acquired companies are included in the Consolidated Statements of Income subsequent to the date of acquisition.

On January 6, 2003, Webster announced that it acquired The Mathog and Moniello Holding Co., Inc. ("Mathog"). Mathog is a commercial property and casualty insurance agency that specializes in providing risk management products and services to self-insured businesses and groups. Mathog is based in East Haven, Connecticut with offices in West Hartford, Connecticut and Harrison, New York.

On January 24, 2003, Webster Bank acquired Budget Installment Corp. ("BIC"). BIC is an insurance premium financing company based in Rockville Centre, New York. BIC finances commercial property and casualty premiums for businesses that pay their insurance premiums on an installment basis. A majority of its borrowers are located in the New York City and Northern New Jersey areas.

On June 5, 2003, Webster announced that it had reached a definitive agreement to acquire North American Bank and Trust Company in a combination cash and stock transaction valued at approximately $30 million, or $11.25 per common share of North American stock. North American Bank is a state-chartered, commercial bank with $195 million in assets and 8 offices in the Greater Waterbury region. Its branch offices are located in Bristol, Monroe, Stratford, Waterbury, Wolcott and Wethersfield, Connecticut. The definitive agreement is subject to approval by regulatory authorities and North American shareholders. Webster expects the transaction to close in the fourth quarter of 2003.

NOTE 4: SECURITIES
------------------

A summary of available for sale securities follows:

                                                  JUNE 30, 2003                              DECEMBER 31, 2002
--------------------------------------------------------------------------------------------------------------------------------
                                  Amortized        Unrealized           Fair      Amortized      Unrealized           Fair
(In thousands)                      Cost        Gains      Losses       Value       Cost       Gains    Losses        Value
--------------------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE PORTFOLIO:
Government Agency                $  106,669         --     (2,575)      104,094           --       --         --            --
Municipal bonds and notes           122,752      6,740       (253)      129,239      104,676    4,388        (39)      109,025
Corporate bonds and notes           242,064      2,429     (2,127)      242,366      181,810    1,432     (6,029)      177,213
Equity securities (a)               178,832     12,020     (1,406)      189,446      177,051    5,234     (1,616)      180,669
Mortgage-backed securities (b)    3,659,787     72,644     (2,176)    3,730,255    3,571,160   81,487       (309)    3,652,338
--------------------------------------------------------------------------------------------------------------------------------
   Total                         $4,310,104     93,833     (8,537)    4,395,400   $4,034,697   92,541     (7,993)    4,119,245
--------------------------------------------------------------------------------------------------------------------------------


(a) As of June 30, 2003, the fair value of equity securities consisted of Federal Home Loan Bank ("FHLB") stock of $152.4 million, and common stock of $37.0 million. The fair value of equity securities at December 31, 2002 consisted of FHLB stock of $150.0 million, preferred stock of $5.8 million and common stock of $24.9 million.

(b) Includes mortgage-backed securities comprised of Fannie Mae, Freddie Mac, Government National Mortgage Association and non-agency issued mortgage-backed securities.

As part of its continuous review of the investment portfolio, management evaluates unrealized losses on securities for declines in value that are other than temporary in nature. During the six months ended June 30, 2003, Webster did not identify any declines in value that were other than temporary in nature. During the same period of 2002, Webster recorded a write down of $1.8 million for two equity holdings, whose value decline was deemed to be other than temporary in nature.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5: LOANS HELD FOR SALE
---------------------------

Loans held for sale totaled $321.1 million and $405.2 million at June 30, 2003 and December 31, 2002. The residential loan portion was $320.5 million and $400.0 million, respectively for each period. Commercial loans of $0.6 million at June 30, 2003 and $5.2 million at December 31, 2002 comprised the remainder.

At June 30, 2003 and December 31, 2002, residential mortgage origination commitments totaled $1.0 billion and $518.4 million, respectively. Residential commitments outstanding at June 30, 2003 consisted of adjustable rate and fixed rate mortgages of $37.7 million and $997.3 million, respectively, at rates ranging from 3.6% to 6.8%. Residential commitments outstanding at December 31, 2002 consisted of adjustable rate and fixed rate mortgages of $31.8 million and $486.6 million, respectively, at rates ranging from 4.3% to 7.8%. Commitments to originate loans generally expire within 60 days. At June 30, 2003 and December 31, 2002, Webster also had outstanding commitments to sell residential mortgage loans of $782.2 million and $533.2 million, respectively.

At June 30, 2003 and December 31, 2002, Webster serviced, for the benefit of others, residential and commercial loans totaling approximately $929.4 million and $1.6 billion, respectively.

NOTE 6: LOANS, NET
------------------

A summary of loans, net follows:


--------------------------------------------------------------------------------------
(Dollars in thousands)                  JUNE 30, 2003          DECEMBER 31, 2002
--------------------------------------------------------------------------------------
                                     Amount          %         Amount          %
                                     ------         ----       ------         ---
Residential mortgage loans        $ 3,541,922       41.2%  $ 3,386,207       43.4%
Commercial loans:
   Commercial non-mortgage            984,187       11.5       913,536       11.8
   Asset-based loans                  560,006        6.5       465,400        5.9
   Equipment financing                465,916        5.4       419,962        5.4
--------------------------------------------------------------------------------------
     Total commercial loans         2,010,109       23.4     1,798,898       23.1
Commercial real estate              1,144,429       13.3     1,029,332       13.2
Consumer loans:
   Home equity credit lines         1,393,357       16.2     1,235,723       15.9
   Fixed home equity loans            589,390        6.9       426,141        5.4
   Other consumer                      30,739        0.4        36,338        0.5
--------------------------------------------------------------------------------------
     Total consumer loans           2,013,486       23.5     1,698,202       21.8
--------------------------------------------------------------------------------------
   Total loans                      8,709,946      101.4     7,912,639      101.5
Less: allowance for loan losses      (119,239)      (1.4)     (116,804)      (1.5)
--------------------------------------------------------------------------------------
   Loans, net                     $ 8,590,707      100.0%  $ 7,795,835      100.0%
--------------------------------------------------------------------------------------



At June 30, 2003, loans net included $1.9 million of net discounts and $27.7 million of deferred costs. At December 31, 2002, loans net included $13.1 million of net discounts and $27.1 million of deferred costs. The unadvanced portions of closed loans totaled $63.4 million and $56.9 million at June 30, 2003 and December 31, 2002, respectively.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

At June 30, 2003 and December 31, 2002, unused portions of home equity credit lines extended were $1.1 billion and $1.0 billion, respectively. Unused commercial lines of credit, letters of credit, standby letters of credit, equipment financing commitments and outstanding commercial loan commitments totaled $1.7 billion at June 30, 2003 and December 31, 2002. Consumer loan commitments totaled $56.4 million and $42.4 million at June 30, 2003 and December 31, 2002, respectively.

Webster is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and commitments to sell residential first mortgage loans and commercial loans. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the Consolidated Statements of Condition. See Note 16 for further discussion.

The estimated fair value of commitments to extend credit is considered insignificant at June 30, 2003 and December 31, 2002. Future loan commitments represent residential and commercial mortgage loan commitments, commercial loan and equipment financing commitments, letters of credit and commercial and home equity unused credit lines. Rates for these loans are generally established shortly before closing. The rates on home equity lines of credit generally vary with the prime rate.

A majority of the Bank's outstanding letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. ("FIN") 45. These are irrevocable undertakings by the Bank, as guarantor, to make payments in the event a specified third party fails to perform under a nonfinancial contractual obligation. Most of the Bank's performance standby letters of credit arise in connection with lending relationships and have a term of one year or less. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. At June 30, 2003, Webster's standby letters of credit totaled $132.4 million.

NOTE 7: ALLOWANCE FOR LOAN LOSSES
---------------------------------

The following table provides a summary of the activity in the allowance for loan losses:

--------------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
 (Dollars in thousands)                              2003             2002          2003           2002
---------------------------------------------------------------------------------------------------------------
Balance at beginning of period                     $118,596          98,930        116,804         97,307
Provisions charged to operations                      5,000           4,000         10,000          8,000
Allowance for purchased loans                            --              --            146             --
---------------------------------------------------------------------------------------------------------------
    Subtotal                                        123,596         102,930        126,950        105,307
---------------------------------------------------------------------------------------------------------------
Total charge-offs                                     4,872           3,789          8,746          6,430
Total recoveries                                        515             557          1,035            821
---------------------------------------------------------------------------------------------------------------
    Net charge-offs                                   4,357           3,232          7,711          5,609
---------------------------------------------------------------------------------------------------------------
Balance at end of period                           $119,239          99,698        119,239         99,698
---------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average loans
  outstanding during the period (annualized)           0.20%           0.18           0.18           0.16
---------------------------------------------------------------------------------------------------------------


                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8: DEFERRED TAX ASSET, NET
-------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2003 and December 31, 2002 are summarized below. Temporary differences result from the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A 100% valuation allowance has been applied to the State of Connecticut ("Connecticut") deferred tax assets due to uncertainties of realization.

--------------------------------------------------------------------------------------------------------
                                                                           JUNE 30,       DECEMBER 31,
(In thousands)                                                               2003            2002
--------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
   Allowance for loan losses and other loss allowances                     $ 44,492          42,128
   Intangibles                                                               11,979          12,139
   Accrued compensation and benefits                                          9,597           9,824
   Net operating loss and credit carryforwards                                8,033           7,913
   Loan discounts                                                             6,283           7,866
   Depreciation and amortization                                              1,257           1,432
   Equipment financing costs                                                    631           1,060
   Other assets-investments                                                   1,040             716
   Other accrued expenses                                                     1,246           1,575
   Other deductible items                                                       642             314
--------------------------------------------------------------------------------------------------------
     Total deferred tax assets                                               85,200          84,967
   Less: valuation allowance for full amount of Connecticut portions        (10,399)        (10,497)
--------------------------------------------------------------------------------------------------------
   Deferred tax assets, net of valuation allowance                           74,801          74,470
--------------------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
   Net unrealized gain on securities available for sale                      33,786          33,585
   Intangibles                                                               14,910          13,203
   Compensation and benefits                                                  3,580           4,926
   Mortgage servicing rights                                                  2,420           4,328
   Loan premiums and deferred fees                                            1,748           2,301
   Equipment financing depreciation                                           1,329             314
   Accrued dividends                                                            479             525
   Other taxable items                                                          348             337
--------------------------------------------------------------------------------------------------------
     Total deferred tax liabilities                                          58,600          59,519
--------------------------------------------------------------------------------------------------------
   Deferred tax asset, net                                                 $ 16,201          14,951
--------------------------------------------------------------------------------------------------------



Management believes that Webster will realize its net deferred tax asset, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that Webster will generate any specific level of future income.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9: GOODWILL AND INTANGIBLE ASSETS
--------------------------------------

During 2002 in conjunction with the implementation of SFAS No. 142, Webster performed a reevaluation of the remaining useful lives of all previously recognized other intangible assets with finite useful lives and found no adjustment necessary to the amortization periods used. Webster also found that no reclassifications of intangible assets were required. The review of the carrying value of goodwill was completed during the second quarter of 2002. As a result, it was determined that a portion of the goodwill related to the acquisition of Duff & Phelps, LLC was impaired. Accordingly, a one-time transitional charge of $11.2 million ($7.3 million after taxes,) was recognized retroactive to January 1, 2002, in accordance with the provisions of SFAS No.
142. The valuation analysis utilized a discounted cash flow analysis that valued a stream of free cash flows, including a terminal value, to estimate an imputed value for Duff & Phelps. The imputed value was impacted by the extremely challenging business environment and especially by the slowdown in mergers and acquisitions activity, which comprised a significant portion of their revenues at the date of Webster's purchase. No other portion of goodwill or other intangible assets was determined to be impaired. Webster's annual evaluation of goodwill and intangible assets will be performed during the third quarter.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions". SFAS No. 147 amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and allows the provisions of SFAS No. 142 to be applied to the purchase acquisitions of financial institutions if certain criteria are met. Webster adopted SFAS No. 147 during the third quarter of 2002 with application effective as of January 1, 2002, as permitted by this statement. The reported net income for the second quarter of 2002 was adjusted to reverse the effects of recorded amortization, in accordance with the provision of SFAS No. 147. In addition, $20.3 million of unidentified intangible assets related to these branch purchases was reclassified from intangible assets (which is subject to amortization) to goodwill (which is subject to impairment analysis) retroactive to January 1, 2002.

The following tables set forth the carrying values of goodwill and intangible assets, net of accumulated amortization.

-------------------------------------------------------------------------------
                                              JUNE 30,      DECEMBER 31,
(In thousands)                                  2003           2002
-------------------------------------------------------------------------------
Intangible assets:
  Balances subject to amortization:
   Core deposit intangibles                   $ 52,515         60,146
   Other identified intangibles                  7,274             --
  Balances not subject to amortization:
   Pension assets                                  735            735
-------------------------------------------------------------------------------
Total intangible assets                       $ 60,524         60,881
-------------------------------------------------------------------------------

Balances not subject to amortization:
  Goodwill                                    $256,465        236,478
-------------------------------------------------------------------------------

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Identified intangible assets were acquired as part of the Mathog and BIC business combinations. These intangibles, which totaled $7.6 million at acquisition, have estimated lives ranging from two to twenty-five years with a weighted average life of sixteen years. None of the acquired identified intangibles were exempt from amortization.

Changes in the carrying amount of goodwill for the six months ended June 30, 2003:

                                                                       Wealth and
                                         Retail*       Commercial      Investment
(In thousands)                          Banking         Banking         Services        Total
-------------------------------------------------------------------------------------------------
Balance at December 31, 2002            $206,067         21,055          9,356         236,478
  Purchase price adjustments                  --            635            (23)            612
  Purchased business transactions         16,222          3,153             --          19,375
-------------------------------------------------------------------------------------------------
Balance at June 30, 2003                $222,289         24,843          9,333         256,465
-------------------------------------------------------------------------------------------------


*Includes insurance operations

Amortization of intangible assets for the three and six months ended June 30, 2003, totaled $4.0 million and $7.9 million, respectively. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.


(In thousands)
-------------------------------------------------------------------------------------------------
FOR YEARS ENDING DECEMBER 31,
   2003 (full year)                                                     $   15,866
   2004                                                                     15,872
   2005                                                                     15,872
   2006                                                                     11,698
   2007                                                                      3,642
   2008 and thereafter                                                       4,770
-------------------------------------------------------------------------------------------------

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10: DEPOSITS
-----------------

The following table summarizes deposits at the dates indicated.

--------------------------------------------------------------------------------------------------------
                                                      JUNE 30, 2003             DECEMBER 31, 2002
                                                                   % of                       % of
(In thousands)                                    Amount           total        Amount        total
--------------------------------------------------------------------------------------------------------
Demand deposits                                 $1,035,389          12.8%     $  982,735       12.9%
NOW accounts                                     1,064,336          13.2         945,145       12.4
Money market deposit and savings accounts        3,365,781          41.6       2,987,595       39.3
Time deposits                                    2,620,196          32.4       2,690,647       35.4
--------------------------------------------------------------------------------------------------------
     Total                                      $8,085,702         100.0%     $7,606,122      100.0%
--------------------------------------------------------------------------------------------------------


Interest expense on deposits is summarized as follows:

----------------------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
 (In thousands)                                   2003          2002            2003          2002
----------------------------------------------------------------------------------------------------------
NOW accounts                                    $ 1,009         1,110           2,018         2,185
Money market deposit and savings accounts        10,340        10,907          20,535        21,347
Time deposits                                    17,401        24,988          35,615        53,086
----------------------------------------------------------------------------------------------------------
   Total                                        $28,750        37,005          58,168        76,618
----------------------------------------------------------------------------------------------------------


                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11: FEDERAL HOME LOAN BANK ADVANCES
----------------------------------------

Advances payable to the Federal Home Loan Bank ("FHLB") are summarized as follows:

---------------------------------------------------------------------------------------------------------------
                                                        JUNE 30, 2003                  DECEMBER 31, 2002
                                                  Total                             Total
(In thousands)                                 Outstanding        Callable        Outstanding        Callable
---------------------------------------------------------------------------------------------------------------
FIXED RATE:
   0.95% to 6.67% due in 2003                  $  405,489               --          381,655                --
   3.27% to 6.78% due in 2004                     750,128               --          750,194                --
   2.97% to 6.25% due in 2005                     149,657          100,000          150,085           100,000
   4.68% to 6.31% due in 2006                      51,750               --           52,028                --
   4.88% to 6.98% due in 2007                     702,226          500,000          702,273           500,000
   4.49% to 5.93% due in 2008                      29,199           27,000           29,396            27,000
   5.50% due in 2009                                5,000            5,000            5,000             5,000
   8.44% due in 2010                                  450               --              475                --
   6.60% due in 2011                                1,931               --            2,024                --
   5.49% due in 2013                               10,000           10,000           10,000            10,000
---------------------------------------------------------------------------------------------------------------
                                                2,105,830          642,000        2,083,130           642,000
VARIABLE RATE:
   5.76% due in 2004                               80,000               --           80,000                --
---------------------------------------------------------------------------------------------------------------
                                                2,185,830          642,000        2,163,130           642,000
   Unamortized discount on FHLB advances               --               --             (101)               --
---------------------------------------------------------------------------------------------------------------
        Total advances, net                    $2,185,830          642,000        2,163,029           642,000
---------------------------------------------------------------------------------------------------------------



Webster Bank ("Bank") had additional borrowing capacity of approximately $1.3 billion from the FHLB at June 30, 2003 and $669.7 million at December 31, 2002. Advances are secured by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally residential mortgage loans and securities. At June 30, 2003 and December 31, 2002, investment securities were not fully utilized as collateral. If all securities had been used for collateral, additional borrowing capacity at June 30, 2003 and December 31, 2002 would be approximately $2.2 billion and $2.1 billion. At June 30, 2003 the Bank was in compliance with the FHLB collateral requirements. As of June 30, 2003, $1.1 billion of fixed rate advances were converted to floating rate through the use of interest rate swaps. See Note 16 of Notes to Consolidated Interim Financial Statements for further information.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12: OTHER BORROWINGS
-------------------------

The following table summarizes balances for other borrowings:

----------------------------------------------------------------------------------
                                                       JUNE 30,     DECEMBER 31,
 (In thousands)                                         2003           2002
----------------------------------------------------------------------------------
Securities sold under agreement to repurchase       $1,995,909        1,453,596
Federal funds purchased                                426,300          291,105
Treasury tax and loan                                   40,357          403,148
Other                                                   18,100           18,791
----------------------------------------------------------------------------------
  Total                                             $2,480,666        2,166,640
----------------------------------------------------------------------------------



Repurchase agreements are primarily collateralized by U.S. Government Agency mortgage-backed securities. The quarter average balance for borrowings under short-term repurchase agreements exceeded 30% of total shareholders' equity at June 30, 2003.

Information concerning short-term repurchase agreements as of the end of the current period is presented below:

----------------------------------------------------------------------------------
                                                      JUNE 30,        DECEMBER 31,
 (Dollars in thousands)                                2003             2002
----------------------------------------------------------------------------------
Quarter end balance                                 $1,260,171        1,453,596
Quarter average balance                              1,086,886        1,465,644
Highest month end balance during quarter             1,260,171        1,636,177
Weighted-average maturity (in months)                      2.3              2.0
Weighted-average interest rate                            1.08%            1.40%
Amortized cost of collateral                        $1,246,949        1,504,820
Fair value of collateral                             1,266,631        1,539,731


NOTE 13: SENIOR NOTES AND SUBORDINATED DEBT
-------------------------------------------

On January 14, 2003, the Bank completed an offering of $200 million of subordinated notes. The notes bear an interest rate of 5.875% and mature on January 15, 2013. The securities were offered in minimum denominations of $250,000 to institutional investors. The subordinated notes were rated investment grade by the major rating agencies. The notes constitute new funding and will supplement the Bank's existing regulatory capital. At June 30, 2003 and December 31, 2002, Webster Bank was a well-capitalized institution for regulatory purposes. The Bank entered into a futures derivative contract in anticipation of the debt issuance to hedge the fixed rate on the subordinated notes. The contract qualified as a cash flow hedge under the guidelines of SFAS No. 133. The gain of $1.7 million recognized on the futures contract transaction is being amortized over the life of the subordinated notes as a reduction of interest expense.

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

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14: SHAREHOLDERS' EQUITY
-----------------------------

Applicable regulations of the Office of Thrift Supervision ("OTS") require federal savings banks, such as the Bank, to satisfy certain minimum capital requirements, including a leverage capital requirement (expressed as a ratio of core or Tier 1 capital to adjusted total assets) and risk-based capital requirements (expressed as a ratio of core or Tier 1 capital and total capital to total risk-weighted assets). As an OTS regulated institution, the Bank is also subject to a minimum tangible capital requirement (expressed as a ratio of tangible capital to adjusted total assets). At June 30, 2003, the Bank exceeded all OTS regulatory capital requirements and met the requirements for a "well capitalized" institution.

The following table provides information on the Bank's capital ratios as of June 30, 2003 and December 31, 2002.

                                                                                  OTS Minimum              FDIC Minimum
                                                     Actual                   Capital Requirements       Well Capitalized
(Dollars in thousands)                               Amount       Ratio        Amount       Ratio       Amount      Ratio
--------------------------------------------------------------------------------------------------------------------------------
AT JUNE 30, 2003
Bank's equity (to total assets)                   $ 1,178,468     8.23%
Non-includable subsidiaries                            (2,103)
Goodwill and other intangibles                       (251,551)
Unrealized gain on certain AFS securities, net        (45,686)
Cash flow hedging gain                                 (1,612)
--------------------------------------------------------------------------------------------------------------------------------
Tangible capital (to adjusted total assets)           877,516     6.28         279,453      2.00%        No Requirement
Tier 1 capital (to adjusted total assets), net        877,516     6.28         558,906      4.00        698,632     5.00%
--------------------------------------------------------------------------------------------------------------------------------
Tier 1 Risk-based capital
   (to risk-weighted assets)                          877,516     9.34         375,974      4.00        563,961     6.00
Qualifying subordinated debt                          200,000
Allowable allowance for loan losses                   115,733
--------------------------------------------------------------------------------------------------------------------------------
Total Risk-based capital (to risk-
   weighted assets)                               $ 1,193,249    12.70%        751,949      8.00%       939,936    10.00%
--------------------------------------------------------------------------------------------------------------------------------

AT DECEMBER 31, 2002
Bank's equity (to total assets)                   $ 1,140,160     8.54%
Tangible capital (to adjusted total assets)           835,049     6.42        $260,101      2.00%        No Requirement
Tier 1 capital (to adjusted total assets), net        835,049     6.42         520,201      4.00       $650,252     5.00%
Tier 1 Risk-based capital
   (to risk-weighted assets)                          835,049     9.41         354,989      4.00        532,484     6.00
Total Risk-based capital
   (to risk-weighted assets)                          945,993    10.66         709,979      8.00        887,473    10.00


                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15: BUSINESS SEGMENTS
--------------------------

Webster has three segments for purposes of reporting business line results. These segments include Retail Banking, Commercial Banking and Wealth and Investment Services. The balance of the activity is reflected in Corporate. The methodologies and organizational hierarchies that define the business segments are periodically reviewed and revised. The June 30, 2002 results have been restated, to reflect changes in the methodologies and organizational structure adopted and reflected in the results for the three and six months ended June 30, 2003. The following table presents the statement of income and total assets for Webster's reportable segments.

THREE MONTHS ENDED JUNE 30, 2003
----------------------------------------------------------------------------------------------------------------------------
                                                                             WEALTH AND
                                            RETAIL           COMMERCIAL      INVESTMENT                        CONSOLIDATED
(IN THOUSANDS)                              BANKING           BANKING         SERVICES         CORPORATE           TOTAL
----------------------------------------------------------------------------------------------------------------------------
Net interest income                       $   70,881           20,219              829             8,690           100,619
Provision for loan losses                      1,871            4,339               40            (1,250)            5,000
----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision           69,010           15,880              789             9,940            95,619
Noninterest income                            34,518           11,227            4,632             7,903            58,280
Noninterest expense                           55,945           13,876            6,167            17,211            93,199
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes             47,583           13,231             (746)              632            60,700
Income tax expense (benefit)                  15,749            4,379             (247)              209            20,090
----------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                       $   31,834            8,852             (499)              423            40,610
----------------------------------------------------------------------------------------------------------------------------

Total assets at period end                $6,672,333        2,770,243           65,655         4,944,341        14,452,572



THREE MONTHS ENDED JUNE 30, 2002
----------------------------------------------------------------------------------------------------------------------------
                                                                             WEALTH AND
                                             RETAIL          COMMERCIAL      INVESTMENT                        CONSOLIDATED
(IN THOUSANDS)                              BANKING           BANKING         SERVICES         CORPORATE           TOTAL
----------------------------------------------------------------------------------------------------------------------------
Net interest income                       $   60,832           14,539              516            26,678           102,565
Provision for loan losses                      1,924            2,568               25              (517)            4,000
----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision           58,908           11,971              491            27,195            98,565
Noninterest income                            24,156            7,378            4,201             3,880            39,615
Noninterest expense                           49,066           11,220            5,756            12,801            78,843
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and
  cumulative effect of change in method
  of accounting                               33,998            8,129           (1,064)           18,274            59,337
Income tax expense (benefit)                  10,750            2,570             (336)            5,781            18,765
----------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                       $   23,248            5,559             (728)           12,493            40,572
----------------------------------------------------------------------------------------------------------------------------

Total assets at period end                $5,928,673        2,013,200           46,666         4,502,391        12,490,930


                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


SIX MONTHS ENDED JUNE 30, 2003
----------------------------------------------------------------------------------------------------------------------------
                                                                             WEALTH AND
                                             RETAIL          COMMERCIAL      INVESTMENT                        CONSOLIDATED
(IN THOUSANDS)                              BANKING           BANKING         SERVICES         CORPORATE           TOTAL
----------------------------------------------------------------------------------------------------------------------------
Net interest income                       $  137,845           38,905            1,524            27,021           205,295
Provision for loan losses                      3,782            8,417               77            (2,276)           10,000
----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision          134,063           30,488            1,447            29,297           195,295
Noninterest income                            68,665           22,740            9,348            10,675           111,428
Noninterest expense                          109,714           29,587           12,398            34,306           186,005
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes             93,014           23,641           (1,603)            5,666           120,718
Income tax expense (benefit)                  30,955            7,868             (533)            1,881            40,171
----------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                       $   62,059           15,773           (1,070)            3,785            80,547
----------------------------------------------------------------------------------------------------------------------------

Total assets at period end                $6,672,333        2,770,243           65,655         4,944,341        14,452,572



SIX MONTHS ENDED JUNE 30, 2002
----------------------------------------------------------------------------------------------------------------------------
                                                                             WEALTH AND
                                             RETAIL          COMMERCIAL      INVESTMENT                        CONSOLIDATED
(IN THOUSANDS)                              BANKING           BANKING         SERVICES         CORPORATE           TOTAL
----------------------------------------------------------------------------------------------------------------------------
Net interest income                       $   118,125          28,861              896            51,166           199,048
Provision for loan losses                       4,018           5,071               48            (1,137)            8,000
----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision           114,107          23,790              848            52,303           191,048
Noninterest income                             48,824          13,814            8,929             9,531            81,098
Noninterest expense                            95,915          22,648           11,901            24,578           155,042
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes
  and cumulative effect of change in
  method of accounting                         67,016          14,956           (2,124)           37,256           117,104
Income tax expense (benefit)                   21,123           4,714             (669)           11,749            36,917
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative
  effect of change in method
  of accounting                                45,893          10,242           (1,455)           25,507            80,187
Cumulative effect of change in method
  of accounting (net of taxes)                     --          (7,280)              --                --            (7,280)
----------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                       $    45,893           2,962           (1,455)           25,507            72,907
----------------------------------------------------------------------------------------------------------------------------

Total assets at period end                $ 5,928,673       2,013,200           46,666         4,502,391        12,490,930


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

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Commercial Banking
------------------
The Commercial Banking segment includes the Bank's middle market, specialized, equipment financing, asset-based and commercial real estate lending, deposit and cash management activities. The results for 2003 reflect the results of our acquisitions of Whitehall and BIC as well as the growth in equipment financing, middle market and commercial real estate loans. These additions significantly added to the segment's net interest income and noninterest income as compared to June 2002. The results for 2002 include a $7.3 million, net of tax, charge for the adoption of SFAS No. 142.

Wealth and Investment Services
------------------------------
During 2002, Wealth and Investment Services were combined into a primary line of business, which includes Webster Financial Advisors, Webster Trust Company, N.A., Webster Investment Services and Fleming, Perry and Cox, to provide comprehensive wealth management services for individuals and institutions.

The Wealth and Investment Services segment includes all trust and personal financial planning activities, including Webster Trust Company, N.A., and the investment services of Webster Investment Services. The primary source of revenue for this line of business are fees from trust management activities and investment product sales.

Corporate
---------
Corporate includes the Treasury unit, which is responsible for managing the wholesale investment portfolio and funding needs. It also includes expenses not allocated to the business lines, the residual impact of methodology allocations such as the provision for loan losses and funds transfer pricing offsets.

Management uses certain methodologies to allocate income and expenses to the business lines. Funds transfer pricing assigns interest income and interest expense to each line of business on a matched maturity funding concept based on each business's assets and liabilities. The provision for loan losses is allocated to business lines on an "expected loss" basis. Expected loss is an estimate of the average loss rate that individual credits will experience over an economic cycle, based on historical loss experiences and the grading assigned each loan. This economic cycle methodology differs from that used to determine our consolidated provision for loan losses, which is based on an evaluation of the adequacy of the allowance for loan losses considering the risk characteristics in the portfolio at a point in time. The difference between the sum of the provisions for each line of business determined using the expected loss methodology and the consolidated provision is included in Corporate. Indirect expenses are allocated to segments. These expenses include administration, finance, technology and processing operations and other support functions. Taxes are allocated to each segment based on the effective rate for the period shown.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

 NOTE 16: DERIVATIVE FINANCIAL INSTRUMENTS
 -----------------------------------------

At June 30, 2003, Webster had outstanding interest rate swaps with a notional amount of $1.2 billion. These swaps are to hedge FHLB advances and subordinated debt and qualify for fair value hedge accounting under SFAS No. 133. The swaps are used to transform FHLB advances and subordinated debt from fixed rate to floating rate. Of the total, $200 million of the interest rate swaps mature in 2003, $650 million in 2004, $200 million in 2007 and $100 million in 2013, and an equivalent amount of the hedged debt matures on these dates. See Note 13 for additional derivative information related to Webster's issuance of subordinated debt in the first quarter.

The Bank transacts certain derivative products with its customer base. These customer derivatives are offset with matching derivatives with other counterparties in order to minimize the Bank's risk. The Bank's exposure with respect to these derivatives is largely limited to nonperformance by either of the parties in the transaction - the Bank's customer or the other counterparty. The notional amount of customer derivatives and the offsetting counterparty derivatives each totaled $103.3 million at June 30, 2003.

The Bank currently utilizes certain derivative instruments, primarily forward sales of mortgage-backed securities ("MBSs"), in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to the closing and funds disbursement on a single-family residential mortgage loan, the Bank generally extends an interest-rate locked commitment to the borrower. At June 30, 2003, the Company had rate locks of approximately $680.8 million and its residential mortgage held for sale portfolio totaled $320.5 million. During such time, the Bank is subject to risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the Bank's gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, the Bank enters into forward delivery sales commitments pursuant to which it agrees to deliver whole mortgage loans to various investors or issue MBSs. These forward sales, which include mandatory forward commitments of approximately $694.0 million, and best efforts forward commitments of approximately $88.2 million at June 30, 2003, establish the price the Bank will receive upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. The Bank will still have certain execution risk, that is, risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell. The derivative activities associated with the Bank's loans held for sale portfolio qualify as a fair value hedge under SFAS No. 133. The Bank has established a highly effective relationship between its loans held for sale portfolio and certain of its forward sales commitments.

The interest rate locked loan commitments are recorded at fair value, with changes in fair value recorded in current period earnings. To the extent that loans held for sale are not allocated to the previously discussed forward sales commitments, the changes in the fair value of the forward sales commitments are also recorded to current period earnings. The value of the interest rate locked commitments and forward sales commitments will be adjusted monthly based upon market interest rates and the level of locked loan commitments and unallocated forward sales commitments. Generally, the value of the locked loan commitment will increase in a falling rate environment and decrease in a rising interest rate environment. The opposite is true for the forward loan sale commitment. The goal of the Bank is to offset the change in the market value of the locked loan commitments with the change in the market value of the forward loan sales commitments.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions and for hedging relationships designated after June 30, 2003. All provisions of this Statement should be applied prospectively with certain exceptions. Webster will adopt the provisions of this Statement effective July 1, 2003 and does not expect any material impact on its financial statements.

NOTE 17: CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF
----------------------------------------------------------------------------
SUBSIDIARY TRUSTS
-----------------

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

During the second quarter 2003, Webster purchased $11.0 million of its capital securities that were issued by Trusts I and II. Of the $11.0 million purchased, $6.0 million had been issued by Trust I and, as of June 30, 2003, Trust I had remaining capital securities of $75.3 million and $5.0 million had been issued by Trust II and, as of June 30, 2003, had remaining capital securities of $35.0 million. Refer to Webster's 2002 Annual Report filed on Form 10-K for further information concerning Trusts I and II.

Expense of the securities, including amortization of issuance costs, for the three months ended June 30, 2003 and 2002 was $2.8 million and $3.5 million, respectively, and for the six months ended June 30, 2003 and 2002, was $5.7 million and $7.2 million, respectively.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 is effective for all freestanding financial instruments entered into or modified after May 31, 2003. For all other freestanding financial instruments, it will become effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 applies to three categories of free standing financial instruments (mandatorily redeemable instruments, instruments with repurchase obligations and instruments with obligations to issue a variable number of shares). Instruments within the scope of SFAS No. 150 must be classified as liabilities in the Statement of Condition. This statement also requires detailed information on each instrument covered by its provisions. An adjustment for the cumulative effect of a change in accounting principle should be reported as of the beginning of the quarter of adoption for outstanding contracts entered prior to June 1, 2003. Therefore, as of July 1, 2003, Webster is required to classify its Corporation-obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts as liabilities. Currently, these are classified as a separate line item between total liabilities and stockholders' equity on the Consolidated Statements of Condition. In addition, the interest cost of these securities, which, as of June 30, 2003 is included in noninterest expenses on the Consolidated Statements of Income will be classified as interest expense on borrowings under this ruling. The adoption of this Statement by Webster will not impact net earnings but will affect financial measurements that use interest expense as a component.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

At June 30, 2003, Webster Preferred Capital Corporation, a subsidiary of Webster Bank, had outstanding $10.0 million of Series B 8.625% cumulative redeemable preferred stock. Dividend expense on the preferred stock for the three month periods ended June 30, 2003 and 2002 was $215,000 and for six months ended June 30, 2003 and 2002 was $431,000.

NOTE 18: NEW ACCOUNTING STANDARDS
---------------------------------

FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" establishes accounting guidance for consolidation of variable interest entities ("VIE") that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation will adopt FIN 46 on July 1, 2003. In its current form, FIN 46 may require the Corporation to deconsolidate its investment in Trust I and II in future financial statements.

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The amendments (i) reflect decisions of the Derivatives Implementation Group; (ii) reflect decision made by FASB in conjunction with other projects dealing with the financial instruments; and (iii) addresses implementation issues related to the application of the definition of a derivative. SFAS No. 149 also modifies various other existing pronouncements to conform with the changes made to SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. Adoption of SFAS 149 on July 1, 2003 did not have a significant impact on the Company's financial statements.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer clarifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include
(i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer's equity shares, or are indexed to such obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares; and (iv) certain freestanding financial instruments. SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 50 on July 1, 2003 is not expected to have a significant impact on the Company's results of operations.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 19: SUBSEQUENT EVENTS
--------------------------

On July 22, 2003, Webster announced that its Board of Directors authorized the repurchase of up to approximately 2.3 million shares of its common stock. These shares represent 5% of Webster's 45.6 million common shares outstanding at June 30, 2003.

On July 23, 2003, Webster Insurance, a wholly-owned subsidiary of Webster, announced the acquisition of LJF Insurance Services, Inc., ("LJF"), a full service insurance agency with offices in Southport and Norwalk, Connecticut. LJF has served the Fairfield County of Connecticut for more than 100 years. This acquisition will serve to further expand Webster's insurance services to the lower Fairfield County area.

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

GENERAL - DESCRIPTION OF BUSINESS
---------------------------------

Webster Financial Corporation ("Webster" or the "Company"), through its subsidiaries, Webster Bank (the "Bank"), Webster Insurance, Inc. ("Webster Insurance"), Webster D&P Holdings, Inc. ("Duff & Phelps"), and Fleming, Perry & Cox ("Fleming"), delivers financial services to individuals, families and businesses primarily in Connecticut and equipment financing, mortgage origination and financial advisory services to public and private companies throughout the United States. Webster Bank provides business and consumer banking, mortgage lending, trust and investment services and insurance services through 111 banking and other offices, 219 ATM's and its Internet website (www.websteronline.com). The Bank was founded in 1935 and converted from a federal mutual to a federal stock institution in 1986. Since October 17, 2002, Webster's common stock has traded on the New York Stock Exchange under the symbol of "WBS". Prior to that date, Webster's common stock traded on the NASDAQ under the symbol of "WBST". Webster's financial reports can be accessed through its website within 24 hours of filing with the SEC.

CRITICAL ACCOUNTING POLICIES
----------------------------

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Webster believes that its most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments, are as follows:

ALLOWANCE FOR LOAN LOSSES
Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company's methodology of assessing the adequacy of the allowance for loan losses, see the "Allowance for Loan Losses" section within Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Annual Report on Form 10-K.

INCOME TAXES
Webster uses the asset and liability method of accounting for income taxes. Deferred income taxes are recognized based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws for the years in which the temporary difference are expected to be recovered or settled. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated Statements of Condition. The Company must also assess the likelihood that any deferred tax assets will be recovered from taxes previously

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

paid or from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Management judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities. These judgments and estimates are reviewed on a regular basis as regulation and business factors change. The realization of the assets could differ materially from that recorded if actual factors and conditions differ from those used by management. These factors and conditions include federal and state tax laws and regulations and future levels of Webster's taxable income.


GOODWILL AND INTANGIBLE ASSETS
Webster, in part, has increased its market share through acquisitions accounted for under the purchase method of accounting, as well as from the purchase of financial institutions' branches and selected assets (not entire institutions). For acquisitions under the purchase method and the acquisition of financial institution branches, the Company is required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates may result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques including multiples of price/equity and price/earnings ratios. For a discussion of impairment testing methodology, see Note 9 of Notes to Consolidated Financial Statements included in Webster's 2002 Annual Report on Form 10-K.

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

FINANCIAL CONDITION
-------------------

Webster, on a consolidated basis at June 30, 2003 and December 31, 2002, had total assets of $14.5 billion and $13.5 billion, including total securities of $4.4 billion and $4.1 billion, and total loans of $8.7 billion and $7.9 billion, respectively. At June 30, 2003 and December 31, 2002, total deposits were $8.1 billion and $7.6 billion, borrowings were $5.0 billion and $4.5 billion, and shareholders' equity totaled $1.1 billion and $1.0 billion, respectively.

Total assets increased $984.6 million, or 7.3%, at June 30, 2003 from December 31, 2002. The overall increase is primarily due to increases in loans of $797.3 million and securities of $274.3 million, partially offset by a decrease of $84.1 million in loans held for sale. The increase in loans was due primarily to growth in residential mortgage loans of $155.7 million, home equity loans of $320.9 million, commercial loans of $211.2 million and commercial real estate loans of $115.1 million.

Total liabilities rose $931.7 million or 7.6% at June 30, 2003 from December 31, 2002 primarily due to increases in borrowings of $536.8 million and deposits of $479.6 million. The increase in deposits was primarily the result of increases in NOW, regular savings and MMDA accounts of $550.0 million that was partially offset by a decrease in certificates of deposits of $70.4 million. The net increase in total equity of $63.9 million is primarily due to net income of $80.5 million, and $3.7 million in stock option exercise proceeds, partially offset by $5.8 million in repurchases of common stock and $18.3 million in common stock dividend payments.

During the first quarter of the current year, Webster acquired The Mathog and Moniello Holding Co., Inc. ("Mathog") and Budget Installment Corp. ("BIC"). These acquisitions, in total, contributed approximately $44.8 million in total assets. See Note 3 of Notes to Consolidated Interim Financial Statements within this report for further information concerning these acquisitions.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

The Bank also completed an offering of $200 million of subordinated notes during the first quarter this year. The subordinated notes constitute new funding and supplement the Bank's regulatory capital. See Note 13 of Notes to Consolidated Interim Financial Statements within this report for further information concerning the subordinated notes issuance.

LENDING ACTIVITIES
------------------

Webster, through the Bank and the Bank's subsidiaries, originates various types of residential, commercial and consumer loans. At June 30, 2003 and December 31, 2002, total loans were $8.7 billion and $7.9 billion, respectively. The Bank offers commercial and residential permanent and construction mortgage loans, commercial and industrial loans including asset-based loans, equipment financing loans and secured and unsecured loans to middle market and small business and consumer loans including home equity lines of credit and home equity loans. At June 30, 2003 and December 31, 2002, residential loans represented 41% and 43% of Webster's loan portfolio and commercial loans (including commercial real estate) represented 37% and 36% respectively. The remaining portion of the loan portfolios consisted of consumer loans. Refer to Webster's 2002 Annual Report on Form 10-K, pages 4 through 8, for a more complete description of the Company's lending activities and credit administration policies and procedures.

RESIDENTIAL MORTGAGE LOANS AND MORTGAGE BANKING ACTIVITY
Webster is dedicated to providing a full complement of residential mortgage loan products that meet the financial needs of its customers. For the three and six months ending June 30, Webster originated residential mortgage loans of $1.2 billion and $2.1 billion in 2003 and $480.4 million and $929.2 million, in 2002, respectively. As a result of the low interest rate environment during the later half of 2002 and first half of 2003, Webster's origination volume increased substantially. Webster's channels for the origination of these loans include its network of branches, referrals, loan officers, call center, as well as its National Wholesale Lending Group through third party licensed mortgage brokers in targeted areas of the United States. A majority of all this originated loan volume, including servicing, is sold in the secondary market. Webster sells these residential mortgage loans in a manner consistent with its asset/liability management objectives. At June 30, 2003 and December 31, 2002, Webster had $320.5 million and $400.0 million, respectively, of residential mortgage loans held for sale. See Note 5 of Notes to Consolidated Interim Financial Statement within this report for further information.

The residential mortgage loan portfolio totaled $3.5 billion and $3.4 billion at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003, approximately $1.0 billion, or 28%, of the total residential mortgage loan portfolio were adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. Adjustable rate loans originated during 2003 and 2002, when fully-indexed, will be 2.75% above the constant maturity one-year U.S. Treasury yield index. At June 30, 2003, approximately $2.5 billion, or 72%, of the total residential mortgage loan portfolio were fixed rate.

COMMERCIAL LENDING
The following is a discussion of Commercial loans by each of Webster's commercial lending divisions.

Middle Market
-------------
The Bank's Middle Market Division provides a full array of financial services to a diversified group of companies, primarily privately held and located in Connecticut, with annual revenues greater than $10 million. At June 30, 2003 and December 31, 2002, Middle Market loans, including commercial and owner-occupied commercial real estate, totaled $619.3 million and $538.9 million, respectively, an increase of 14.9%. The increase resulted from a combination of increased utilization of lines of credit and newly developed relationships. Originations for the second quarter and six months of 2003 totaled $63.2 million and $128.3 million and for the same 2002 periods totaled $52.7 million and $60.9 million, respectively.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

Asset-Based Lending
-------------------
Whitehall Business Credit Corporation ("Whitehall"), an asset-based lending subsidiary of the Bank, was acquired in August 2002, further deepening Webster's commitment to asset-based lending. At the time of the acquisition, Webster had a successful Hartford asset-based lending division for the previous five years, which had outstanding loans totaling $108.9 million at December 31, 2002. Asset-based loans are generally secured by accounts receivable and inventory of the borrower and, in some cases, also include additional collateral such as property and equipment. At June 30, 2003 and December 31, 2002, total asset-based loans were $560.0 million and $465.4 million respectively, an increase of 20.3%. Similar to Middle Market, the increase resulted from a combination of increased utilization of lines of credit and newly developed relationships. The Asset-Based Lending Division directly originates, loans for its portfolio and sells participations to other financial institutions. In addition, it participates in loans originated by other banks and financial institutions. In its direct originations, it generally establishes depository relationships with the borrower in the form of cash management accounts. At June 30, 2003 and December 31, 2002, the total of these deposits was $38.7 million and $35.0 million, respectively. During the second quarter of 2003, Whitehall funded $92.9 million against new commitments of $136.8 million. During the first six months of 2003, Whitehall funded $133.0 million against new commitments of $228.2 million.

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

At June 30, 2003 and December 31, 2002, the Specialized Lending portfolio totaled $254.4 million and $299.8 million, respectively, a decrease of 15.1% of funded loans against commitments of $413.6 million and $500.5 million, respectively. During 2002 and in the first quarter of 2003, the Bank was able to further reduce its exposure to the telecommunications sector by combination of redirected cash flows from maturities, amortization and sales of loans. During the second quarter of 2003 due to the improvement in the telecommunications sector, Specialized Lending reduced its exposure to the sector by 20% through voluntary customer prepayments at par, regularly scheduled amortization and the sale of selected loans. None of these loans were classified. At June 30, 2003, December 31, 2002 and June 30, 2002, cable, wireless communications and other telecommunications loans totaled $95.6 million, $105.1 million and $131.3 million, respectively, less than 1% of the Webster total loan portfolio. At June 30, 2003, none of these loans were classified as nonperforming. See "Asset Quality" and "Allowance for Loan Losses" sections contained elsewhere within this report for additional information.

Additionally, the portfolio contained $85.9 million and $84.9 million of funded Collateralized Loan Obligations ("CLOs") at June 30, 2003 and December 31, 2002, respectively, and commitments of $91.7 million, for both periods. All of the outstandings held as part of the CLO portfolio carry an investment grade rating by at least one of the independent rating agencies.

In addition to the loans administered by the Specialized Lending Division, Webster had $482.3 million of loans that are also monitored by the Shared National Credit ("SNC") program against commitments of $1.1 billion at June 30, 2003. This compares with $384.3 million of loans and $1.1 billion of commitments at December 31, 2002. These loans are located primarily in the Northeast region and are funded through the Middle Market, Commercial Real Estate and Asset-Based Lending Divisions. In most cases, there is a direct calling relationship with the borrower.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

Small Business Banking
----------------------
The Bank's Small Business Banking Division ("SBB") provides a full complement of loan and deposit products to small businesses located throughout Connecticut. Their target market is businesses with annual revenues of up to $10 million. This market represents a significant percentage of commercial businesses located in Connecticut. SBB uses the Bank's branch network as well as dedicated business development officers to fully service its existing customer base and call on potential new customers. The Fair Isaac credit scoring model is utilized to assist in loan approvals of up to $250,000 and offers a $100,000 same day line of credit approval program. SBB provides all of the Bank's commercial loan products including lines of credit, letters of credit, term loans and mortgages on owner-occupied real estate. The Bank is also a Small Business Administration ("SBA") preferred lender authorized to offer all SBA loan guaranty products and is also active in several loan programs sponsored by the Connecticut Development Authority. At June 30, 2003 and December 31, 2002, the SBB portfolio, which includes both commercial and commercial real estate loans, was approximately $330.7 million and $326.3 million, respectively. The second quarter showed a slight increase over year end; this reflects an improved trend over the prior six quarters due principally to improved retention efforts and more focused calling activity. Originations totaled $34.0 million and $59.3 million, for the second quarter and six months, respectively, of 2003 as compared to $17.6 million and $33.6 million, respectively, during the same periods in 2002.

Equipment Financing
-------------------
Center Capital Corporation ("Center Capital"), a nationwide equipment financing subsidiary of the Bank, transacts loan business with end-users of equipment, either by soliciting this business on a direct basis or through referrals from various manufacturers, dealers and distributors with whom they have business relationships. The portfolio totaled $465.9 million at June 30, 2003 compared with $420.0 million at December 31, 2002, an increase of 10.9%. Center Capital originated $68.3 million and $124.1 million in loans during the second quarter and six months of 2003, respectively, compared to $64.0 million and $109.2 million during the same periods a year ago.

Insurance Premium Financing
---------------------------
On January 24, 2003, the Bank acquired Budget Installment Corp., ("BIC"). BIC is an insurance premium financing company based in Rockville Centre, New York, which finances commercial property and casualty premiums for businesses that pay their insurance premiums on an installment basis. The majority of its borrowers are located in the New York City and Northern New Jersey areas. Loans originated for the second quarter and six months of 2003, totaled $35.7 million and $56.8 million, respectively. At June 30, 2003, total loans outstanding were $47.1 million.

COMMERCIAL REAL ESTATE LENDING
The Bank provides financing for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan and the income which is produced from the property and its tenants is the primary repayment source. The Bank also makes acquisitions, development and construction loans to residential builders. At June 30, 2003 and December 31, 2002, outstanding commercial real estate loans totaled $1.1 billion and $1.0 billion, respectively, an increase of 11.2% primarily attributable to new relationships. Included in these loans are owner-occupied loans originated by the Middle Market and Small Business Banking Divisions of $352.4 million and $336.4 million at June 30, 2003 and December 31, 2002, respectively.

The Bank has cultivated relationships with high quality local, regional and national developers, both directly and through loan participations with selected banks outside its primary market, as it looks to cultivate a group of borrowers for repeat business, for cross selling opportunities, and to diversify its portfolio by geographic location. During the second quarter and first six months of 2003, Webster originated $108.0 million and $171.0 million of commercial real estate loans, an increase of $18.3 million, or 12.0 %, from the six month period a year earlier.

CONSUMER
At June 30, 2003 and December 31, 2002, consumer loans totaled $2.0 billion and $1.7 billion, respectively. Consumer loan volume increased significantly in 2002 and, at December 31, represented 21.8% of the total loan portfolio. This growth continued during the first six months of 2003, as loans grew $315.3 million or 18.6% to $2.0 billion, or 23.5% of the loan portfolio at June 30, 2003. The growth occurred in home equity credit lines and loans and is attributable to the lower interest rate environment and the expansion of lending into states contiguous to Connecticut and other targeted states through a network of

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

regional offices. Originations during the second quarter and six months of 2003 totaled $347.9 million and $676.8 million, compared to $259.5 million and $518.5 million for the same periods a year earlier.

INVESTMENT ACTIVITIES
---------------------

Webster, directly and through the Bank, maintains an investment portfolio that is primarily structured to provide a source of liquidity for its operating needs, to generate interest income and provide a means to balance interest rate sensitivity. At June 30, 2003 and December 31, 2002, the investment portfolio totaled $4.4 billion and $4.1 billion, respectively. The increase in the portfolio was a result of the investment of a portion of the proceeds from the $200 million subordinated note issuance. At both June 30, 2003 and December 31, 2002, the portfolio consisted primarily of mortgage-backed securities. See Note 4 of Notes to Consolidated Interim Financial Statements for details on the components of the portfolio.

The portfolio is managed by the Bank's Treasury Group in accordance with regulatory guidelines and established corporate investment policies. These guidelines and policies include limitations on aspects such as investment grade and ratings, concentrations and investment type to help manage risk associated with investing in securities.

DEPOSIT ACTIVITIES
------------------

Total deposits increased $479.6 million, or 6.3%, to $8.1 billion at June 30, 2003 from December 31, 2002 and $748.1 million or 10.2% from June 30, 2002. The increases occurred entirely in the lower cost deposits. These changes reflect the success of Webster's strategic plan, which calls for increasing these lower cost deposits, as a percentage of total deposits. The percentage of lower cost deposits increased to 67.6% at June 30, 2003 from 64.6% at December 31, 2002 and from 61.9% at June 30 a year ago. The growth in first six months of 2003 compared to December 31, 2002 can also be attributed to the continued success with High Performance Checking products, (for Consumer and Small Business customers), de novo branch activity and the Bank's marketing efforts.

BORROWED FUNDS
--------------

FHLB advances and other borrowings increased $336.8 million, or 7.8% to $4.7 billion at June 30, 2003 from December 31, 2002. As growth in loan and security balances outpaced the growth in deposits, Webster increased its wholesale borrowing balances. See Notes 11 and 12 of Notes to Consolidated Interim Financial Statements for additional information.

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

Interest rate risk simulation analyses cannot precisely measure the impact that higher or lower rate environments will have on net interest income or market value. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management's strategies. Results may also vary based upon actual customer loans and deposit behaviors as compared with those simulated. These simulated estimates assume that management does not take any action to mitigate any negative effects from changing interest rates. Management believes that Webster's interest rate risk position at June 30, 2003 represents a reasonable level of risk.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

The following table summarizes the estimated economic value of Webster's assets, liabilities and hedges at June 30, 2003 and December 31, 2002 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

                                                                       Estimated              Estimated Economic Value
                                                   Book                Economic                         Change
(Dollars in thousands)                             Value                 Value              -100 BP              +100 BP
---------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2003
-------------
Assets                                         $ 14,452,572           14,331,600             157,230            (197,807)
Liabilities                                      13,353,263           13,482,692             330,483            (279,670)
Off-balance sheet contracts                              --               26,096              22,537             (20,523)
                                               ----------------------------------------------------------------------------
   Net equity                                     1,099,309              875,004            (150,716)             61,340
   Net change as % of Tier 1 Capital                                                           (17.2)%               7.0%

DECEMBER 31, 2002
-----------------
Assets                                         $ 13,468,004           13,397,462             120,111            (224,521)
Liabilities                                      12,432,546           12,612,250             316,798            (262,972)
Off-balance sheet contracts                              --               24,957              16,461             (15,942)
                                               ----------------------------------------------------------------------------
       Net equity                                 1,035,458              810,169            (180,226)             22,509
       Net change as % of Tier 1 Capital                                                       (22.1)%               2.8%



The book value of assets exceeded the estimated market value at June 30, 2003 and December 31, 2002 because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $317.0 million and $297.4 million, respectively.

As noted in the table above, the estimated volatility in economic value of equity has changed modestly from year end. The yield curve between December 31, 2002 and June 30, 2003 remained relatively constant, but the duration of assets and liabilities shortened 0.1 years.

The estimated impact on Webster's net income, as of June 30, 2003, for the subsequent twelve month period, if interest rates instantaneously increase or decrease by 100 basis points was an increase of 7.2% and a decrease of 10.3%, respectively. The estimated impact, as of December 31, 2002, was an increase of 7.1% and a decrease of 12.8%, respectively.

Webster's net income sensitivity has decreased in 2003. Webster will continue to benefit more in a rising interest rate environment than in prior years due to its higher concentration of floating-rate commercial and consumer loans, and larger core deposit funding base. The sensitivity is not as great as last quarter due to funding the increased size of the balance sheet with generally short duration liabilities. While we expect interest rates to stay low in the short-term, the longer-term expectation is for a general rise in interest rates as the economy rebounds. Webster is positioned to benefit from this expectation and ready to respond to changing conditions.

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

At June 30, 2003 and December 31, 2002, the Bank had FHLB advances outstanding of $2.2 billion. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.3 billion at June 30, 2003. In addition, the Bank had approximately $858 million billion of unpledged securities at June 30, 2003 that, if necessary, could have been used to increase borrowing capacity at the FHLB or to collateralize other borrowings such as repurchase agreements.

The main sources of liquidity at the holding company level are dividends from the Bank, investment income and net proceeds from capital offerings and borrowings. The main uses of liquidity are the payment of dividends to common stockholders, repurchases of Webster's common stock, purchases of investment securities, and the payment of interest on borrowings and capital securities. There are certain regulatory restrictions on the payment of dividends by the Bank to Webster. At June 30, 2003, the Bank had $146.5 million of retained earnings available for dividend to the holding company. Webster also maintains $75.0 million in available revolving lines of credit with correspondent banks.

On July 23, 2002, Webster announced an additional stock buyback program of 2.4 million shares, or approximately 5 percent of its 48.0 million shares of outstanding common stock as of the announcement date. Through June 30, 2003, Webster has repurchased 1,712,238 shares of its common stock under the buyback program with 687,762 remaining shares to be repurchased. During the second quarter of 2003, 28,400 shares were repurchased at a total cost of $1.0 million with an average per share cost of $35.72.

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

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

The adequacy of the allowance is subject to judgment in its determination. Actual loan losses could differ materially from management's estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Connecticut and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for loan losses is adequate at June 30, 2003, actual results in future periods may prove different and these differences could be significant. Management considers the adequacy of the allowance for loan losses to be a critical accounting policy.

Refer to the Allowance for Loan Losses Methodology section within Management's Discussion and Analysis on pages 34-36 of Webster's 2002 Annual Report on Form 10-K for additional information.

NONPERFORMING ASSETS

The amount of nonperforming assets increased to $57.0 million, or 0.39% of total assets, at June 30, 2003 from $50.0 million, or 0.37% of total assets, at December 31, 2002 and $51.6 million, or 0.41% of total assets, at June 30, 2002. Nonperforming loans, including loans 90 days past due and accruing, increased $9.0 million from the prior year end. This increase occurred primarily due to an asset-based lending relationship involving potential fraud. The decrease in nonaccruing loans held for sale of $3.7 million was the result of cash payments received reducing the carrying value of the loan to zero. Decreases in nonperforming commercial real estate and residential loans were partially offset by an increase in nonperforming equipment financing.

The following table details Webster's nonperforming assets:

-----------------------------------------------------------------------------------------------------
                                                            JUNE 30,   DECEMBER 31,    JUNE 30,
(In thousands)                                               2003         2002           2002
-----------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis:
Commercial:
  Commercial banking                                       $26,551        15,486        20,727
  Specialized lending                                        3,399         3,399         3,399
  Equipment financing                                        8,697         6,586         6,531
-----------------------------------------------------------------------------------------------------
  Total commercial                                          38,647        25,471        30,657
Commercial real estate                                       4,920         9,109         9,385
Residential                                                  6,596         7,263         5,991
Consumer                                                       767           894         1,409
-----------------------------------------------------------------------------------------------------
  Total nonaccruing loans                                   50,930        42,737        47,442
-----------------------------------------------------------------------------------------------------
Nonaccruing loans held for sale:
  Commercial                                                    --         3,706            --
-----------------------------------------------------------------------------------------------------
Loans past due 90 days or more and accruing:
  Commercial                                                 1,355           515           899
  Commercial real estate                                        --            --           121
-----------------------------------------------------------------------------------------------------
   Total loans past due 90 days or more and accruing         1,355           515         1,020
Foreclosed Properties:
  Residential and consumer                                     529           509           805
  Commercial                                                 4,224         2,568         2,294
-----------------------------------------------------------------------------------------------------
  Total foreclosed property                                  4,753         3,077         3,099
-----------------------------------------------------------------------------------------------------
  Total nonperforming assets                               $57,038        50,035        51,561
-----------------------------------------------------------------------------------------------------


                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

The allowance for loan losses at June 30, 2003 was $119.2 million and represented 228% of nonperforming loans and 1.37% of total loans. This compares with an allowance of $116.8 million that represented 270% of nonperforming loans and 1.48% of total loans at December 31, 2002. The allowance was $99.7 million or 206% of nonperforming loans and 1.36% of total loans at June 30, 2002. For additional information on the allowance, see Note 7 of Notes to Consolidated Interim Financial Statements.

PAST DUE LOANS

The following table sets forth information as to loans past due 30-89 days.

                                      JUNE 30, 2003                   DECEMBER 31, 2002                JUNE 30, 2002
--------------------------------------------------------------------------------------------------------------------------------
                                Principal    Percent of loans   Principal      Percent of loans    Principal   Percent of loans
(Dollars in thousands)          Balances      outstanding       Balances         outstanding       Balances      outstanding
--------------------------------------------------------------------------------------------------------------------------------
PAST DUE 30-89 DAYS:
   Residential                  $12,409          0.14%          $13,318             0.17%          $14,233          0.19%
   Commercial                     8,899          0.10            21,894             0.28            12,320          0.17
   Commercial real estate        10,667          0.12            21,324             0.27             3,456          0.05
   Consumer                       4,080          0.05             6,757             0.08             3,617          0.05
--------------------------------------------------------------------------------------------------------------------------------
   Total                        $36,055          0.41%          $63,293             0.80%          $33,626          0.46%
--------------------------------------------------------------------------------------------------------------------------------




The overall decrease in loans past due 30-89 days of $27.2 million at June 30, 2003 from December 31, 2002 is primarily due to a reduction of $10.7 million in commercial real estate loans as a result of three loan relationships totaling $8.6 million that were current at June 30, 2003, but past due at December 31, 2002. A reduction of $13.0 million in commercial loans is primarily due to four loan relationships totaling $8.7 million that were current at June 30, 2003, but past due at December 31, 2002.

TROUBLED DEBT RESTRUCTURINGS

At June 30, 2003 and December 31, 2002, the Bank had total accruing troubled debt restructurings of approximately $590,000 and $1.0 million, respectively. This compares to $3.1 million at June 30, 2002. A troubled debt restructuring occurs when, for economic or legal reasons related to debtor's financial difficulties, a financial institution grants a concession to the debtor that it would not otherwise consider. Interest income recognized for the three and six months ended June 30, 2003 under the restructured terms totaled $7,846 and $21,254, respectively, as compared to $12,113 and $30,045, respectively, that would have been booked under their original terms. At June 30, 2003, the $590,000 of debt restructurings were performing in accordance with their restructured terms and not included in nonperforming loans.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


CLASSIFIED LOANS

The following table summarizes Webster's classified loans, including nonperforming loans at June 30, 2003, December 31, 2002 and June 30, 2002.


                                                                     Commercial
                                                                     --------------------------
                                                                     Commercial
(In thousands)                           Total         Residential     Banking*     Specialized    CRE**     Consumer
-------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2003
Substandard:
  Accruing                             $ 62,064           1,085         39,148         21,746       --             85
  Nonaccruing                            44,313           6,573         37,117             --       --            623
-------------------------------------------------------------------------------------------------------------------------
   Total substandard                    106,377           7,658         76,265         21,746       --            708
Doubtful:
  Nonaccruing                             6,617              23          3,051          3,399       --            144
Loss                                         --              --             --             --       --             --
-------------------------------------------------------------------------------------------------------------------------
  Total classified loans               $112,994           7,681         79,316         25,145       --            852
-------------------------------------------------------------------------------------------------------------------------

Classified as a percent of loans            1.3%            0.2            4.8            7.4       --            0.1
-------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2002
Substandard:
  Accruing                             $ 70,245           1,171         50,347         18,727       --             --
  Nonaccruing                            38,994           7,155         31,082             --       --            757
-------------------------------------------------------------------------------------------------------------------------
   Total substandard                    109,239           8,326         81,429         18,727       --            757
Doubtful:
  Nonaccruing                             3,743             108             99          3,399       --            137
Loss                                         --              --             --             --       --             --
-------------------------------------------------------------------------------------------------------------------------
  Total classified loans               $112,982           8,434         81,528         22,126       --            894
-------------------------------------------------------------------------------------------------------------------------
Classified as a percent of loans            1.4%            0.2            5.8            5.8       --            0.1
-------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2002
Substandard:
  Accruing                             $106,281           1,562         48,847         55,776       --             96
  Nonaccruing                            43,634           5,826         36,542             --       --          1,266
-------------------------------------------------------------------------------------------------------------------------
   Total substandard                    149,915           7,388         85,389         55,776       --          1,362
Doubtful:
  Accruing                                    6              --             --             --       --              6
  Nonaccruing                             3,808             165            101          3,399       --            143
-------------------------------------------------------------------------------------------------------------------------
   Total doubtful                         3,814             165            101          3,399       --            149
Loss                                         --              --             --             --       --             --
-------------------------------------------------------------------------------------------------------------------------
  Total classified loans               $153,729           7,553         85,490         59,175       --          1,511
-------------------------------------------------------------------------------------------------------------------------

Classified as a percent of loans            2.1%            0.2            6.0           14.0       --            0.1
-------------------------------------------------------------------------------------------------------------------------



* Includes Middle Market, Small Business Banking, Asset-Based Lending and Equipment Financing.
** Does not include CRE loans administered by Middle Market and Small Business Banking, which are included in Commercial Banking.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

Webster believes that early identification and management of problem loans serves to minimize future losses, therefore it employs a rigorous portfolio review and management process, which identifies deteriorating credit risk and proactively manages problem loans. The prolonged weakness in the business sector of the economy has continued to impact the level of classified loans. At both June 30, 2003 and December 31, 2002, classified loans, including nonperforming loans, totaled $113.0 million. Total classified loans decreased $13.7 million from $126.7 million at March 31, 2003. Total classified loans as a percentage of total loans decreased to 1.3% at June 30, 2003 from 1.5% at March 31, 2003, principally due to reduced levels of classified loans in the commercial portfolios.

The total of nonperforming loans included in classified loans at June 30, 2003 was $50.9 million, up $8.2 million from year end and $3.5 million from June 30, 2002. The remaining classified loans of $62.1 million continued to perform in accordance with their contractual terms and accrue interest. Due to their classification as substandard, these currently performing loans are considered by management to be potential problem loans, and may in the future become nonperforming loans.

RESULTS OF OPERATIONS
---------------------

A COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002.

GENERAL

Net income for the three and six months ended June 30, 2003, was $40.6 million, or $.88 per diluted share and $80.5 million or $1.74 per diluted share respectively, compared to $40.6 million, or $.82 per diluted share and $72.9 million or $1.47 per diluted share respectively, for the same periods ended a year earlier.

Net interest income for the current year quarter and six month periods was driven by a growth in revenues. Total revenue, consisting of net interest income and total noninterest income, rose approximately 11.8% and 13.1%, respectively for the current year periods as compared to a year ago. The growth for the current year periods was due primarily to increases in noninterest income of $18.7 million and $30.3 million, respectively. These increases were the direct result of higher fee based revenues, which increased 28.9% and 30.8%, respectively, over the same periods a year ago, and gains on the sale of investment securities. The Mathog and BIC acquisitions completed in January 2003 and the Whitehall and Fleming acquisitions completed in the latter half of 2002, contributed approximately $5.3 million and $10.6 million, respectively to the current periods' increases. Deposit fees, loan fees, net gains on the sale of loans and servicing and net gains on the sale of securities were significant factors for the increase noninterest income revenues.

Net interest income for the current quarter and six month periods remained relatively unchanged from the same periods a year ago as the positive effect of a larger volume of interest-earning assets was offset by lower rates on earning assets and higher volumes of interest-bearing liabilities.

Noninterest expenses for the current quarter and six month periods were higher as compared to the same periods a year ago primarily due to acquisitions that were completed during the first quarter of 2003 and second half of 2002 and continued investment in strategic initiatives to grow revenues. During the second quarter of 2002, the Company completed a review of the carrying value of all its goodwill and other intangible assets in compliance with the requirements of SFAS No. 142 and determined that a portion of goodwill related to the acquisition of Duff & Phelps LLC was impaired. Accordingly, a one-time transitional charge of $11.2 million, $7.3 million net of taxes or $0.15 per diluted share, was recorded retroactive to January 1, 2002. Excluding this charge, Webster's first six months of 2002 net income would have been $80.2 million or $1.62 per diluted share.

NET INTEREST INCOME

Net interest income declined for both the three and six months ended June 30, 2003 from the same period in the previous year. The declines resulted from significantly lower interest rates during the 2003 periods as reflected in Webster's net interest margin. The net interest margin declined to 3.10% from 3.61% for the second quarter and to 3.20% from 3.56% for the first six months. Income generated from increased earning assets was insufficient to offset the decline caused by the declining net interest margin.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

With a continued low interest rate environment, the Company will continue to experience downward pressure on earning asset yields and there will be further compression of the net interest margin. Webster has redeployed cash flows into investments with shorter maturities, at significantly reduced yields, in anticipation of rising interest rates.

INTEREST INCOME

Total interest income for the second quarter of 2003 decreased $8.6 million, or 5.0%, from the second quarter of the prior year. The decline is primarily due to a decrease in the yield, which declined by 103 basis points. Declines occurred in both the loan and investment portfolios, where yields dropped 93 and 132 basis points, respectively, compared to the second quarter a year ago. The yield on loans declined as a result of the low interest rate environment during 2003 and 2002, which resulted in an accelerated level of mortgage prepayments and new volumes were priced at significantly lower yields. The investment portfolio was similarly impacted as mortgage related securities prepaid and proceeds were reinvested at significantly lower rates. This repayment in the mortgage security portfolio resulted in incremental acceleration of premium amortization and reduced investment yields. The impact on interest income of lower yields on interest-earning assets was partially offset by an increase in the volume of average earnings assets of approximately $1.7 billion.

Total interest income for the six months of 2003 decreased $10.3 million, or 3.0%, from the first six months of the prior year. This decline is similarly due chiefly to a decrease in the yield, which declined by 96 basis points. Declines occurred in both the loan and investment portfolios, where yields dropped 90 and 114 basis points, respectively, compared to the first six months a year ago. The decline in yields resulted from the same factors that affected the second quarter of 2003. The impact on interest income of lower yields was partially offset by an increase in the volume of average earnings assets of approximately $1.7 billion for the first six months of 2003.

INTEREST EXPENSE

Total interest expense for the second quarter of 2003 decreased $6.7 million, or 9.4%, from the second quarter of 2002. The decrease was primarily due to a 57 basis point decline in the overall cost of interest-bearing liabilities. The cost of deposits and borrowings decreased 60 and 68 basis points, respectively, compared to the second quarter a year ago. The low interest rate environment was the primary factor for this decline as existing balances were repriced at lower rates. Partially offsetting the favorable impact of lower interest rates was the increased expense resulting from growth in volume of deposits and borrowings.

Total interest expense for the first six months of 2003 decreased $16.5 million, or 11.4%, from the first six months of 2002. The decrease was primarily due to a 65 basis point decline in the overall cost of interest-bearing liabilities. The cost of deposits and borrowings decreased 66 and 81 basis points, respectively, compared to the first six months a year ago. The low interest rate environment was the primary factor for this decline as existing balances were repriced at lower rates. Partially offsetting the favorable impact of lower interest rates was the increased expense resulting from growth in volume of deposits and borrowings.

As previously discussed, SFAS No. 150 requires the classification of capital securities as liabilities and the interest cost of these securities, which as of June 30, 2003 is included in noninterest expenses, as interest expenses on borrowings. While the adoption of this Statement will not impact net earnings, interest expense will increase over the second half of the year.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

The following tables show the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned or paid by Webster.

                                                                                 THREE MONTHS ENDED JUNE 30,
----------------------------------------------------------------------------------------------------------------------------------
                                                               2003                                     2002
                                                                             Fully Tax-                               Fully Tax-
                                                   Average                   Equivalent      Average                  Equivalent
(Dollars in thousands)                             Balance      Interest (b)    Yield        Balance    Interest (b)     Yield
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Loans and loans held for sale                 $   8,951,987   $   118,965       5.30%   $    7,300,691     $ 114,027    6.23%
Securities and short-term investments             4,170,243        46,142 (a)   4.52         4,135,496(a)     59,637    5.84(a)
                                              -------------   -----------       ----    --------------     ---------    -----
  Total interest-earning assets                  13,122,230       165,107       5.06        11,436,187       173,664    6.09
                                                              -----------                                  ---------
Noninterest-earning assets                          949,376                                    816,046
                                              -------------                             --------------
  TOTAL ASSETS                                $  14,071,606                             $   12,252,233
                                              =============                             ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities:

Deposits                                      $   7,915,498        28,750       1.46%   $    7,219,978        37,005    2.06%
Borrowings                                        4,866,506        35,368       2.88         3,759,431        33,797    3.56
                                              -------------   -----------       ----    --------------     ---------    -----
  Total interest-bearing liabilities             12,782,004        64,118       2.00        10,979,409        70,802    2.57
Noninterest-bearing liabilities                      83,574                                     72,719
                                              -------------                             --------------
  TOTAL LIABILITIES                              12,865,578                                11,052,128

Capital securities and preferred stock of
  subsidiary corporation                            123,475                                   155,950

Shareholders' equity                              1,082,553                                 1,044,155
                                              -------------                             -------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $  14,071,606                             $  12,252,233
                                              =============   -----------               =============      ---------
  Fully-taxable net interest income                               100,989                                    102,862
  Less: Fully-taxable equivalent adjustments                         (370)                                      (297)
                                                              -----------                                  ---------
Net interest income                                           $   100,619                                  $ 102,565
                                                              ===========                                  =========
Interest-rate spread                                                            3.06%                                   3.52%
                                                                                ====                                    ======
Net interest margin                                                             3.10%                                   3.61%
                                                                                ====                                    =====



(a) For purposes of this computation, unrealized gains of $90.0 million and $54.0 million for 2003 and 2002, respectively, are excluded from the average balance for rate calculations.

(b)  On a fully tax-equivalent basis.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


                                                                             SIX MONTHS ENDED JUNE 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                               2003                                     2002
                                                                              Fully Tax-                               Fully Tax-
                                                   Average                    Equivalent     Average                  Equivalent
(Dollars in thousands)                             Balance     Interest (d)     Yield        Balance      Interest (d)   Yield
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Loans and loans held for sale                 $   8,753,421   $   236,667       5.41%    $   7,149,701   $   225,522    6.31%
Securities and short-term investments             4,202,817        98,231       4.77(c)      4,090,213       119,539    5.91(c)
                                              -------------   -----------       ----     -------------   -----------    ----
  Total interest-earning assets                  12,956,238       334,898       5.20        11,239,914       345,061    6.16
                                                              -----------                                -----------
Noninterest-earning assets                          942,439                                    845,076
                                              -------------                              -------------
  TOTAL ASSETS                                $  13,898,677                              $  12,084,990
                                              =============                              =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities:

Deposits                                      $   7,757,401        58,168       1.51%    $   7,122,317        76,618    2.17%
Borrowings                                        4,872,451        70,721       2.89         3,697,055        68,794    3.70
                                              -------------   -----------       ----     -------------   -----------    ----
  Total interest-bearing liabilities             12,629,852       128,889       2.04        10,819,372       145,412    2.69
Noninterest-bearing liabilities                      75,137                                     79,751
                                              -------------                              -------------
  TOTAL LIABILITIES                              12,704,989                                 10,899,123

Capital securities and preferred stock of
  subsidiary corporation                            127,133                                    157,754

Shareholders' equity                              1,066,555                                  1,028,113
                                              -------------                              -------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $  13,898,677                              $  12,084,990
                                              =============   -----------                ==============  -----------
  Fully-taxable net interest income                               206,009                                    199,649
  Less: Fully-taxable equivalent adjustments                         (714)                                      (601)
                                                              -----------                                -----------
Net interest income                                           $   205,295                                $   199,048
                                                              ===========                                ===========
Interest-rate spread                                                              3.16%                                   3.47%
                                                                                  ====                                    ====
Net interest margin                                                               3.20%                                   3.56%
                                                                                  ====                                    ====

(c) For purposes of this computation, unrealized gains of $88.3 million and $46.5 million for 2003 and 2002, respectively, are excluded from the average balance for rate calculations.

(d)  On a fully tax-equivalent basis.

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

                                                  THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30,
                                                         2003 V. 2002                       2003 V. 2002
-----------------------------------------------------------------------------------------------------------------------
                                                  Increase (decrease) due to           Increase (decrease) due to
 (In thousands)                                 Rate        Volume       Total        Rate        Volume      Total
------------------------------------------------------------------------------------------------------------------------
Interest on interest-earning assets:
  Loans and loans held for sale              $(18,488)      23,426       4,938      (35,003)      46,148      11,145
  Securities and short-term investments       (13,990)         495     (13,495)     (24,470)       3,162     (21,308)
-----------------------------------------------------------------------------------------------------------------------
   Total                                      (32,478)      23,921      (8,557)     (59,473)      49,310     (10,163)
-----------------------------------------------------------------------------------------------------------------------
Interest on interest-bearing liabilities:
  Deposits                                    (11,587)       3,332      (8,255)     (24,924)       6,474     (18,450)
  Borrowings                                   (7,135)       8,706       1,571      (16,949)      18,876       1,927
-----------------------------------------------------------------------------------------------------------------------
   Total                                      (18,722)      12,038      (6,684)     (41,873)      25,350     (16,523)
-----------------------------------------------------------------------------------------------------------------------
Net change in fully taxable-equivalent
  net interest income                        $(13,756)      11,883      (1,873)     (17,600)      23,960       6,360
-----------------------------------------------------------------------------------------------------------------------


PROVISION FOR LOAN LOSSES

The provision for loan losses was $5.0 million and $10.0 million for the three and six month periods ended June 30, 2003 compared to $4.0 million and $8.0 million for the same periods in 2002. Management performs a quarterly review of the loan portfolio and based on this review determines the level of provision necessary to maintain an adequate loan loss allowance. Several factors influenced the increase in the provision, primarily growth in the loan portfolio, the rise in net charge-offs, the elevated level of nonaccrual loans, and the continued low level of economic activity. At June 30, 2003 and December 31, 2002, the allowance for loan losses totaled $119.2 million and $116.8 million, or 1.37% and 1.48% of total loans, and represented 228% and 270% of nonperforming loans, respectively.

For further information see the "Loan Portfolio Review and Allowance for Loan Loss Methodology" included in the "Financial Condition - Asset Quality" section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 36 through 40 of this report.

NONINTEREST INCOME

Noninterest income for both the three and six months ended June 30, 2003 increased from the same period a year earlier. Deposit fees increased for both periods as a result of increased insufficient funds fees, cash management fees and ATM fees. The increases in insurance revenue are primarily attributable to the Mathog acquisition and increased premiums. Loan fees increased primarily due to the acquisitions of Whitehall in August 2002 and BIC, offset by writedowns of mortgage servicing rights. The writedowns of mortgage servicing rights totaled $1.8 million and $2.6 million for the three and six months ended June 30, 2003, respectively. The increases in financial advisory services revenue resulted from increased business valuation revenues at Duff & Phelps. Wealth and investment services revenue increases resulted principally from the acquisition of Fleming in October of 2002. Gains on sales of loans and loan servicing increased substantially in 2003 over the same periods in 2002. The increases resulted from the increase in Webster's mortgage banking business in 2003 as a result of the low interest rate environment during the current year and the expansion of Webster's National Wholesale Lending Group. Gains on sale of securities also increased substantially during the second quarter and first half of 2003 over the same periods a year earlier. On a linked quarter basis, the $6.1 million increase in security gains offset the $6.0 million reduction of interest income in the securities portfolio.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

NONINTEREST EXPENSES

Noninterest expense increased for the second quarter of 2003 to $93.2 million, up from $78.8 million a year earlier and flat from the first quarter of 2003, which totaled $92.8 million. Noninterest expense for the first six months of 2003 increased to $186.0 million from $155.0 million a year earlier. The effect of recent acquisitions accounted for significant portions of the growth in expenses; $5.8 million during the second quarter and $11.2 million during the first half of 2003. A majority of the remaining increases occurred in salaries and benefits expense. The growth in salaries largely reflect the effects of annual merit increases and strategic growth initiatives made to support the expansion of the mortgage banking business, the addition of four de novo branches and an increase in the equipment financing division staff. The increases in benefits resulted from the higher cost of medical and pension plans.

During 2002, Webster began to expense the cost of employee and non-employee director stock options using SFAS No. 123 "Accounting for Stock-Based Compensation". Under the provisions of SFAS No. 123, Webster had previously used APB No. 25 to account for stock option compensation costs. By electing to use the fair value method provisions of SFAS No. 123, compensation expense has been recorded for employee and non-employee director stock option grants, commencing with grants made from January 1, 2002. For the second quarter and six months of 2003, compensation expense recognized for stock options granted during 2002 and 2003 was $1.1 million and $2.0 million before taxes, respectively. Refer to Note 2 of Notes to Consolidated Interim Financial Statements for further information on stock-based compensation.

INCOME TAXES

Tax expense for the three and six month periods ended June 30, 2003 is higher than the prior year period primarily due to a higher level of income before taxes, as well as an increased effective tax rate. The effective tax rates for the three and six months ended June 30, 2003 and 2002 were approximately 33.1% and 33.3% and 31.6% and 31.2%, respectively. The increased rate is attributable to both the favorable resolution of certain tax matters in 2002 and Webster's expanded presence outside of Connecticut, including the acquisition of certain businesses during the third quarter of 2002 and first quarter of 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 34 and 35 under the caption "Asset/Liability Management and Market Risk".

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


ITEM 4.       CONTROLS AND PROCEDURES
-------------------------------------

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

There were no significant changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal controls over financial reporting or in other factors that that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

                                     PART II

ITEM 1.       LEGAL PROCEEDINGS
-------------------------------

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Webster or any of its subsidiaries is a party or of which any of their property is the subject.


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------

     (a) Not applicable.

     (b) Not applicable.

     (c) Not applicable.

     (d) Not applicable.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
---------------------------------------------

              Not applicable.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------

(a)           The Annual Meeting of Shareholders was held on April 24, 2003.

(b) The following individuals were elected as directors at the annual meeting Roger A. Gelfenbien, a new director and directors Robert
              A. Finkenzeller and Michael G. Morris were re-elected for three year terms. The other continuing directors are: Joel S. Becker, William T. Bromage, George T. Carpenter, John J. Crawford, C. Michael Jacobi, John F. McCarthy, and James C. Smith.

(c) The following matters were voted upon and approved by the Registrant's shareholders at the 2003 Annual Meeting of Shareholders on April 24, 2003: (i) the election of three directors to serve for three-year terms (Proposal 1) and (ii) the amendment of Webster Financial Corporation's 1992 Stock Option Plan to increase the number of shares of common stock available for issuance thereunder by 2,200,000 shares and to extend the term of the 1992 Stock Option Plan to March 20, 2013 (Proposal 2);
              (iii) the approval of the Qualified Performance-Based Compensation Plan for an additional five year term (Proposal 3); and (iv) the ratification of the appointment of KPMG LLP as independent auditors of the Company for the Fiscal Year ending December 31, 2003 (Proposal 4).

              The votes for the above-listed proposals were as follows:

              Proposal 1
              ----------

              Robert A. Finkenzeller received 38,024,309 votes for election and 909,517 votes were withheld; Roger A. Gelfenbien received 38,254,214 votes for election and 679,611 votes were withheld; and Michael G. Morris received 37,927,046 votes for election and 906,780 votes were withheld; There were no abstentions or broker non-votes for any of the nominees.

              Proposal 2
              ----------

              Shareholders cast 26,015,261 votes for, 4,670,559 votes against and 306,652 abstentions.

              Proposal 3
              ----------

              Shareholders cast 34,520,183 votes for, 4,151,464 votes against and 262,164 abstentions.

              Proposal 4
              ----------

              Shareholders cast 37,496,818 votes for, 1,290,503 votes against and 146,499 abstentions.

      (d) Not applicable.

                 WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

ITEM 5.       OTHER INFORMATION
-------------------------------

              Not applicable.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------------

(a)  Exhibits

      31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company's Chief Executive Officer.

      31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company's Chief Financial Officer.

      32.1 Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company's Chief Executive Officer.

      32.2 Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company's Chief Financial Officer.

(b) Reports on Form 8-K

              None

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

                                  WEBSTER FINANCIAL CORPORATION
                                  -----------------------------
                                                Registrant


Date: August 12, 2003       By:   /s/   William J. Healy
                                  -------------------------------------
                                  William J. Healy
                                  Executive Vice President and
                                  Chief Financial Officer
                                  Principal Financial Officer