Form 10-Q
period 2003-09-30
WEBSTER FINANCIAL CORP
filed 2003-11-14
CIK 801337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________to _________.

Commission File Number: 001-31486

WEBSTER FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-1187536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Webster Plaza, Waterbury, Connecticut	06702
(Address of principal executive offices)	(Zip Code)

(203) 578-2476
(Registrant’s telephone number, including area code)

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
                                                                                                                                                                                       [X]  Yes    [  ]  No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                                                       [X]  Yes    [  ]  No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (par value $ .01)	45,616,935
Class	Outstanding at October 31, 2003

Webster Financial Corporation and Subsidiaries

INDEX

Webster Financial Corporation and Subsidiaries

ITEM 1. INTERIM FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except share and per share data)	September 30, 2003	December 31, 2002

Assets:
Cash and due from depository institutions	$214,566	266,463
Short-term investments	26,196	15,596
Securities:
Trading, at fair value	56	5,752
Available for sale, at fair value (Note 4)	4,284,134	4,119,245
Loans held for sale (Note 5)	278,402	405,157
Loans, net (Notes 6 and 7)	8,977,621	7,795,835
Accrued interest receivable	53,091	54,601
Goodwill (Note 9)	257,820	236,478
Cash surrender value of life insurance	178,474	172,066
Premises and equipment, net	85,521	84,683
Intangible assets (Note 9)	57,736	60,881
Deferred tax asset, net (Note 8)	34,032	14,951
Prepaid expenses and other assets	161,134	236,296

Total assets	$14,608,783	13,468,004

Liabilities and Shareholders’ Equity:
Deposits (Note 10)	$8,133,571	7,606,122
Federal Home Loan Bank advances (Note 11)	2,149,762	2,163,029
Federal funds purchased and securities sold under agreement to repurchase (Note 12)	2,531,875	2,166,640
Other long-term debt (Note 13)	326,000	126,000
Accrued expenses and other liabilities	169,301	239,923

Total liabilities	13,310,509	12,301,714

Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts (Note 17)	185,255	121,255
Preferred stock of subsidiary corporation	9,577	9,577

Shareholders ’ equity (Note 14):
Common stock, $.01 par value:
Authorized – 200,000,000 shares at September 30, 2003 and December 31, 2002;
Issued – 49,512,045 shares at September 30, 2003 and 49,506,970 December 31, 2002	495	495
Paid-in capital	414,744	415,067
Retained earnings	801,550	707,531
Less: Treasury stock, at cost, 3,950,022 shares at September 30, 2003 and 3,880,973 shares at December 31, 2002	(137,285)	(134,318)
Unearned compensation	(3,196)	(3,913)
Accumulated other comprehensive income	27,134	50,596

Total shareholders’ equity	1,103,442	1,035,458

Total liabilities and shareholders’ equity	$14,608,783	13,468,004

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002

Interest Income:
Loans	$114,792	115,846	342,793	338,927
Securities and short-term investments	42,050	55,507	139,567	174,445
Loans held for sale	4,854	2,646	13,520	5,087

Total interest income	161,696	173,999	495,880	518,459

Interest Expense:
Deposits (Note 10)	26,824	36,169	84,992	112,787
Borrowings	33,943	35,240	104,664	104,034

Total interest expense	60,767	71,409	189,656	216,821

Net interest income	100,929	102,590	306,224	301,638
Provision for loan losses (Note 7)	10,000	5,000	20,000	13,000

Net interest income after provision for loan losses	90,929	97,590	286,224	288,638

Noninterest Income:
Deposit service fees	17,868	15,797	52,287	44,528
Insurance revenue	9,954	6,386	30,898	20,198
Loan and loan servicing fees	7,755	4,346	18,383	12,442
Financial advisory services	4,833	5,997	15,493	14,313
Wealth and investment advisors	4,826	3,770	13,925	12,225
Gain on sale of loans and loan servicing, net	9,829	1,839	16,666	3,471
Gain on sale of securities, net	4,560	4,912	15,859	9,443
Increase in cash surrender value of life insurance	2,150	2,310	6,408	6,780
Other income	2,737	750	6,021	3,805

Total noninterest income	64,512	46,107	175,940	127,205

Noninterest Expenses:
Compensation and benefits	51,592	43,303	152,659	124,698
Occupancy	7,457	6,665	23,228	19,162
Furniture and equipment	8,255	7,559	23,351	20,939
Intangible amortization (Note 9)	4,001	3,978	11,931	12,020
Marketing	2,729	2,622	9,450	7,484
Professional services	2,582	2,754	8,054	7,901
Capital securities and dividends on preferred stock of subsidiary corporation (Note 17)	2,990	3,449	9,086	11,034
Acquisition expenses	142	1,349	148	1,965
Other expenses	13,949	12,450	41,795	33,968

Total noninterest expenses	93,697	84,129	279,702	239,171

Income before income taxes and cumulative effect of change in accounting method	61,744	59,568	182,462	176,672
Income taxes	20,429	19,144	60,600	56,061

Income before cumulative effect of change in accounting method	41,315	40,424	121,862	120,611
Cumulative effect of change in method of accounting (net of tax benefit of $3,920) (Note 9)	—	—	—	(7,280)

Net Income	$41,315	40,424	121,862	113,331

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited), continued

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002

Basic earnings per share:
Income before cumulative effect of change in accounting method	$0.91	0.85	2.68	2.50
Cumulative effect of change in method of accounting	—	—	—	(0.15)

Net income	$0.91	0.85	2.68	2.35

Diluted earnings per share:
Income before cumulative effect of change in accounting method	$0.89	0.84	2.63	2.46
Cumulative effect of change in method of accounting	—	—	—	(0.15)

Net Income	$0.89	0.84	2.63	2.31

Dividends paid per common share	$0.21	0.19	0.61	0.55

Average shares outstanding:
Basic	45,444	47,303	45,450	48,240
Diluted	46,313	48,121	46,249	49,091

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended September 30,
(In thousands)	2003	2002

Net income	$41,315	40,424
Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on securities available for sale arising during year (net of income tax effect of ($15,044), and $11,328, for 2003 and 2002, respectively)	(22,632)	17,083

Reclassification adjustment for net gains included in net income (net of income tax effect of $1,770 and $1,923 for 2003 and 2002, respectively)	(2,668)	(2,900)

Reclassification adjustment for cashflow hedge amortization included in net income (net of tax effect of $15) (Note 13)	(27)	—

Other comprehensive (loss) income	(25,327)	14,183

Comprehensive income	$15,988	54,607

	Nine months ended September 30,
(In thousands)	2003	2002

Net income	$121,862	113,331
Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on securities available for sale arising during year (net of income tax effect of ($10,387) and $34,884 for 2003 and 2002, respectively)	(15,645)	52,175

Reclassification adjustment for net gains included in net income (net of income tax effect of $6,225 and $3,756 for 2003 and 2002, respectively)	(9,387)	(5,662)

Deferred gain on cash flow hedge (Note 13)	1,690	—

Reclassification adjustment for cashflow hedge amortization included in net income (net of tax effect of $42) (Note 13)	(78)	—

Other comprehensive (loss) income	(23,420)	46,513

Comprehensive income	$98,442	159,844

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In thousands, except per share data)	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Employee Stock Ownership Plan Shares Purchased With Debt	Accumulated Other Comprehensive Income	Total

Nine months ended September 30, 2002

Balance, December 31, 2001	$495	415,194	590,254	(10,141)	(3,998)	(286)	14,949	1,006,467
Net income for the nine months ended September 30, 2002	—	—	113,331	—	—	—	—	113,331
Dividends paid:
$.55 per common share	—	—	(26,724)	—	—	—	—	(26,724)
Allocation of ESOP shares	—	571	—	—	—	286	—	857
Exercise of stock options	—	(1,371)	—	6,438	—	—	—	5,067
Common stock repurchased	—	—	—	(107,793)	—	—	—	(107,793)
Stock-based compensation	—	714	(20)	2,658	774	—	—	4,126
Net unrealized gain on securities available for sale, net of taxes	—	—	—	—	—	—	46,513	46,513
Other, net	—	10	—	—	—	—	(573)	(563)

Balance, September 30, 2002	$495	415,118	676,841	(108,838)	(3,224)	—	60,889	1,041,281

Nine months ended September 30, 2003

Balance, December 31, 2002	$495	415,067	707,531	(134,318)	(3,913)	—	50,596	1,035,458
Net income for the nine months ended September 30, 2003	—	—	121,862	—	—	—	—	121,862
Dividends paid:
$.61 per common share	—	—	(27,843)	—	—	—	—	(27,843)
Exercise of stock options	—	(1,903)	—	7,136	—	—	—	5,233
Common stock repurchased	—	—	—	(10,985)	—	—	—	(10,985)
Stock-based compensation	—	2,571	—	882	717	—	—	4,170
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	—	—	(25,032)	(25,032)
Repurchase of capital trust securities	—	(991)	—	—	—	—	—	(991)
Hedge deferred gain, net of amortization	—	—	—	—	—	—	1,570	1,570

Balance, September 30, 2003	$495	414,744	801,550	(137,285)	(3,196)	—	27,134	1,103,442

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
(In thousands)	2003	2002

Operating Activities:
Net income	$121,862	113,331
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	20,000	13,000
Depreciation and amortization	29,953	24,723
Amortization of intangible assets	11,931	12,020
Stock-based compensation	4,170	4,126
Cumulative effect of change in accounting method, net	—	11,200
Net gains on sale of foreclosed properties	(117)	(261)
Net gains on sale of securities	(15,613)	(9,418)
Net gains on sale of loans and servicing	(16,666)	(3,471)
Increase in cash surrender value of life insurance	(6,408)	(6,780)
Net gains on trading securities	(247)	(25)
Decrease (increase) in trading securities	5,943	(1,079)
Loans originated for sale	(2,350,216)	(1,112,187)
Proceeds from sale of loans originated for sale	2,493,637	940,520
Decrease (increase) in interest receivable	1,510	(3,332)
Decrease (increase) in prepaid expenses and other assets	78,506	(45,503)
Net decrease in accrued expenses and other liabilities	(84,822)	(9,714)
Other, net	—	(396)

Net cash provided (used) by operating activities	293,423	(73,246)

Investing Activities:
Purchases of securities available for sale	(3,023,000)	(1,491,071)
Proceeds from maturities and principal repayments of securities available for sale	1,707,798	993,146
Proceeds from sales of securities, available for sale	1,109,866	476,336
(Increase) decrease short-term investments, net	(10,587)	5,395
Net increase in loans	(1,173,475)	(738,298)
Proceeds from sale of foreclosed properties	3,685	3,643
Net purchases of premises and equipment	(12,127)	(12,178)
Net cash paid for acquisitions	(29,789)	(430,120)
Deferred realized hedging gains	1,690	—
Other, net	(611)	(660)

Net cash used by investing activities	(1,426,550)	(1,193,807)

Financing Activities:
Net increase in deposits	527,449	286,952
Proceeds from FHLB advances	36,744,181	8,429,027
Repayment of FHLB advances	(36,757,448)	(8,597,908)
Net increase in federal funds purchased and securities sold under agreement to repurchase	337,985	1,289,480
Other long-term debt issued	200,000	—
Issuance of capital securities	75,000	—
Repurchase of capital securities	(12,342)	(17,350)
Cash dividends to common shareholders	(27,843)	(26,724)
Exercise of stock options	5,233	5,067
Common stock repurchased	(10,985)	(107,793)

Net cash provided by financing activities	1,081,230	1,260,751

Decrease in cash and cash equivalents	(51,897)	(6,302)
Cash and cash equivalents at beginning of period	266,463	218,908

Cash and cash equivalents at end of period	$214,566	212,606

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued

	Nine months ended September 30,
(In thousands)	2003	2002

Supplemental Disclosures:
Income taxes paid	$55,490	56,236
Interest paid	189,705	209,314

Supplemental Schedule of Noncash Investing and Financing Activities:
Transfer of loans to foreclosed properties	5,051	2,048

Assets acquired and liabilities assumed were as follows:

	Nine months ended September 30,
(In thousands)	2003	2002

Fair value of noncash assets acquired in purchase acquisitions	$43,759	430,584
Fair value of liabilities assumed in purchase acquisitions	43,202	464

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1: Basis of Presentation and Principles of Consolidation

The Consolidated Interim Financial Statements include the accounts of Webster Financial Corporation (“Webster” or the “Company”) and its subsidiaries. The Consolidated Interim Financial Statements and Notes thereto have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the Consolidated Interim Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the Consolidated Interim Financial Statements and the reported amounts of revenues and expenses for the periods presented. The actual results of Webster could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan losses, the valuation allowance for the deferred tax asset and the determination of the obligation for pension and other post retirement benefits. These Consolidated Interim Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Webster’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2: Stock-Based Compensation

At September 30, 2003 and 2002, Webster had a fixed stock-based employee and non-employee director compensation plan. During 2002, effective January 1, 2002, Webster adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation ”, for all employee and non-employee stock options granted, modified, or settled January 1, 2002 and thereafter. Therefore, the cost related to this stock-based compensation included in the determination of net income for 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all option grants since the original effective date of SFAS No. 123. Awards under the plans, in general, vest over periods ranging from 3 to 4 years. Webster also grants restricted stock to employees and directors.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to stock option awards in each of the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002

Net income, as reported	$41,315	40,424	$121,862	113,331
Add: Stock option compensation expense included in reported net income, net of related tax effects	540	20	1,546	352
Deduct: Total stock option compensation expense determined under fair value based method for all awards, net of related tax effects	(1,054)	(731)	(3,087)	(2,486)

Pro forma net income	$40,801	39,713	$120,321	111,197

Earnings per share:
Basic – as reported	$0.91	0.85	$2.68	2.35
– pro forma	0.90	0.84	2.65	2.31

Diluted – as reported	$0.89	0.84	$2.63	2.31
– pro forma	0.88	0.83	2.60	2.27

The fair value of each option is determined as of the grant date using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions used for grants issued during the third quarter and first nine months of 2003: expected option term of 8.7 years, expected dividend yield of 2.15%, expected volatility of 31.19% and 31.72%, expected forfeiture rate of 5.00%, and weighted risk-free interest rate of 3.85% and 3.96%, respectively. For the third quarter and first nine months of 2002, the following weighted-average assumptions were: expected option term of 8.5 years, expected dividend yield of 2.15%, expected volatility of 31.75%, expected forfeiture rate of 4.29% and weighted risk-free interest rate of 4.33% and 5.03% respectively. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options. In addition, changes to the subjective input assumptions can result in materially different fair market value estimates. Therefore, this model may not necessarily provide a reliable single measure of the fair value of employee stock options.

In addition, the cost of restricted stock granted is reflected in compensation and benefits expense and totaled $377,000 and $322,000, net of taxes, for the three months ended September 30, 2003 and 2002, and $1.2 million and $1.0 million, net of taxes, for the nine months ended September 30, 2003 and 2002, respectively.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 3: Acquisitions

The following acquisitions have been announced by Webster to date during 2003. The results of operations of the acquired companies are included in the Consolidated Statements of Income subsequent to the date of acquisition.

On January 6, 2003, Webster announced that it acquired The Mathog and Moniello Holding Co., Inc. (“Mathog”). Mathog is a commercial property and casualty insurance agency that specializes in providing risk management products and services to self-insured businesses and groups. Mathog is based in East Haven, Connecticut with offices in West Hartford, Connecticut and Harrison, New York.

On January 24, 2003, Webster Bank acquired Budget Installment Corp. (“BIC”). BIC is an insurance premium financing company based in Rockville Centre, New York. BIC finances commercial property and casualty premiums for businesses that pay their insurance premiums on an installment basis. A majority of its borrowers are located in the New York City and Northern New Jersey areas.

On June 5, 2003, Webster announced that it had reached a definitive agreement to acquire North American Bank and Trust Company in a combination cash and stock transaction valued at approximately $30 million, or $11.25 per common share of North American stock. North American Bank is a state-chartered, commercial bank with $195 million in assets and 8 offices in the Greater Waterbury region. Its branch offices are located in Bristol, Monroe, Stratford, Waterbury, Wolcott and Wethersfield, Connecticut. The merger has been approved by regulatory authorities and North American shareholders and closed in November 2003.

On July 23, 2003, Webster Insurance announced the acquisition of LJF Insurance Services, (“LJF”), a full service insurance agency with offices in Southport and Norwalk, Connecticut. LJF has served the Fairfield County area for over 100 years. Webster Insurance merged both offices into its Wesport location.

On October 7, 2003, Webster announced a definitive agreement to acquire FIRSTFED AMERICA BANCORP, INC. (“FIRSTFED”), headquartered in Swansea, Massachusetts, the holding company of First Federal Savings Bank of America. The agreement is a combination of cash and stock transaction valued at approximately $465 million, or $24.50 per common share of FIRSTFED stock, payable 60% in Webster stock and 40% in cash. FIRSTFED is a federally chartered thrift with $2.7 billion in assets as of June 30, 2003 with 26 branches, 19 in Massachusetts and 7 in Rhode Island. The merger is subject to customary closing conditions, including approval by regulatory authorities and FIRSTFED shareholders, and is expected to close in the first quarter of 2004.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 4: Securities

A summary of available for sale securities follows:

	September 30, 2003				December 31, 2002

	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Available for Sale Portfolio:
Government agency notes	$308,311	1,561	(6,214)	303,658	—	—	—	—
Municipal bonds and notes	137,807	4,974	(1,278)	141,503	104,676	4,388	(39)	109,025
Corporate bonds and notes	347,979	2,835	(2,472)	348,342	181,810	1,432	(6,029)	177,213
Equity securities (a)	179,861	13,024	(1,768)	191,117	177,051	5,234	(1,616)	180,669
Mortgage-backed securities (b)	3,267,424	42,489	(10,399)	3,299,514	3,571,160	81,487	(309)	3,652,338

Total	$4,241,382	64,883	(22,131)	4,284,134	4,034,697	92,541	(7,993)	4,119,245

(a)
As of September 30, 2003, the fair value of equity securities consisted of Federal Home Loan Bank (“FHLB”) stock of $152.4 million, and common stock of $38.7 million. The fair value of equity securities at December 31, 2002 consisted of FHLB stock of $150.0 million, preferred stock of $5.8 million and common stock of $24.9 million.

(b)	Includes mortgage-backed securities comprised of Fannie Mae, Freddie Mac, Government National Mortgage Association and non-agency issued mortgage-backed securities.

As part of its continuous review of the investment portfolio, management evaluates unrealized losses on securities for declines in value that are other than temporary in nature. During the nine months ended September 30, 2003, Webster did not identify any declines in value that were other than temporary in nature. During the same period of 2002, Webster recorded a write down of $1.8 million for two equity holdings, whose value decline was deemed to be other than temporary in nature.

NOTE 5: Loans Held for Sale

Loans held for sale totaled $278.4 million and $405.2 million at September 30, 2003 and December 31, 2002. The residential loan portion was $278.4 million and $400.0 million, respectively for each period. The remaining $5.2 million at December 31, 2002 represented commercial loans held for sale.

At September 30, 2003 and December 31, 2002, residential mortgage origination commitments totaled $357.6 million and $518.4 million, respectively. Residential commitments outstanding at September 30, 2003 consisted of adjustable rate and fixed rate mortgages of $35.9 million and $321.7 million, respectively, at rates ranging from 3.6% to 8.1%. Residential commitments outstanding at December 31, 2002 consisted of adjustable rate and fixed rate mortgages of $31.8 million and $486.6 million, respectively, at rates ranging from 4.3% to 7.8%. Commitments to originate loans generally expire within 60 days. At September 30, 2003 and December 31, 2002, Webster also had outstanding commitments to sell residential mortgage loans of $362.4 million and $533.2 million, respectively.

At September 30, 2003 and December 31, 2002, Webster serviced, for the benefit of others, residential and commercial loans totaling approximately $785.4 million and $1.6 billion, respectively.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 6: Loans, Net

A summary of loans, net follows:

(Dollars in thousands)	September 30, 2003		December 31, 2002

	Amount	%	Amount	%
Residential mortgage loans	$3,758,106	41.9%	$3,386,207	43.4%
Commercial loans:
Commercial non-mortgage	958,311	10.7	913,536	11.8
Asset-based loans	571,050	6.4	465,400	5.9
Equipment financing	488,918	5.4	419,962	5.4

Total commercial loans	2,018,279	22.5	1,798,898	23.1
Commercial real estate	1,187,065	13.2	1,029,332	13.2
Consumer loans:
Home equity credit lines	1,455,787	16.2	1,235,723	15.9
Fixed home equity loans	647,868	7.2	426,141	5.4
Other consumer	28,223	0.3	36,338	0.5

Total consumer loans	2,131,878	23.7	1,698,202	21.8

Total loans	9,095,328	101.3	7,912,639	101.5
Less: allowance for loan losses	(117,707)	(1.3)	(116,804)	(1.5)

Loans, net	$8,977,621	100.0%	$7,795,835	100.0%

At September 30, 2003, loans, net included $2.7 million of net discounts and $29.0 million of deferred costs. At December 31, 2002, loans, net included $13.1 million of net discounts and $27.1 million of deferred costs. The unadvanced portions of closed loans totaled $58.7 million and $56.9 million at September 30, 2003 and December 31, 2002, respectively.

At September 30, 2003 and December 31, 2002, unused portions of home equity credit lines extended were $1.2 billion and $1.0 billion, respectively. Unused commercial lines of credit, letters of credit, standby letters of credit, equipment financing commitments and outstanding commercial loan commitments totaled $1.7 billion at September 30, 2003 and December 31, 2002. Consumer loan commitments totaled $29.0 million and $42.4 million at September 30, 2003 and December 31, 2002, respectively.

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

The estimated fair value of commitments to extend credit is considered insignificant at September 30, 2003 and December 31, 2002. Future loan commitments represent residential and commercial mortgage loan commitments, commercial loan and equipment financing commitments, letters of credit and commercial and home equity unused credit lines. Rates for these loans are generally established shortly before closing. The rates on home equity lines of credit generally vary with the prime rate.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

A majority of the Bank’s outstanding letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. (“FIN”) 45. These are irrevocable undertakings by the Bank, as guarantor, to make payments in the event a specified third party fails to perform under a nonfinancial contractual obligation. Most of the Bank’s performance standby letters of credit arise in connection with lending relationships and have a term of one year or less.

The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. At September 30, 2003, Webster’s standby letters of credit totaled $131.3 million. At September 30, 2003, the fair value of the Company’s stand-by letters of credit is not material to the Company’s unaudited interim financial statements.

NOTE 7: Allowance for Loan Losses

The following table provides a summary of the activity in the allowance for loan losses:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2003	2002	2003	2002

Balance at beginning of period	$119,239	99,698	$116,804	97,307
Provisions charged to operations	10,000	5,000	20,000	13,000
Allowance for purchased loans	—	16,338	146	16,338

Subtotal	129,239	121,036	136,950	126,645

Charge-offs	13,392	5,416	22,138	11,846
Recoveries	1,860	498	2,895	1,319

Net charge-offs	11,532	4,918	19,243	10,527

Balance at end of period	$117,707	116,118	$117,707	116,118

Ratio of net charge-offs to average loans outstanding during the period (annualized)	0.52%	0.26	0.30%	0.19

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 8: Deferred Tax Asset, Net

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2003 and December 31, 2002 are summarized below. Temporary differences result from the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A 100% valuation allowance has been applied to the State of Connecticut (“Connecticut”) deferred tax assets due to uncertainties of realization.

	September 30,	December 31,
(In thousands)	2003	2002

Deferred tax assets:
Allowance for loan losses and other loss allowances	$42,054	42,128
Intangibles	11,867	12,139
Accrued compensation and benefits	11,309	9,824
Net operating loss and credit carryforwards	8,544	7,913
Loan discounts	5,181	7,866
Depreciation and amortization	1,371	1,432
Other assets-investments	1,326	716
Other accrued expenses	897	1,575
Equipment financing costs	631	1,060
Other deductible items	392	314

Total deferred tax assets	83,572	84,967
Less: valuation allowance for full amount of Connecticut portions	(11,062)	(10,497)

Deferred tax assets, net of valuation allowance	72,510	74,470

Deferred tax liabilities:
Net unrealized gain on securities available for sale	16,971	33,585
Intangibles	14,251	13,203
Compensation and benefits	2,864	4,926
Loan premiums and deferred fees	1,500	2,301
Equipment financing depreciation	1,329	314
Mortgage servicing rights	853	4,328
Accrued dividends	468	525
Other taxable items	242	337

Total deferred tax liabilities	38,478	59,519

Deferred tax asset, net	$34,032	14,951

Management believes that Webster will realize its net deferred tax asset, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that Webster will generate any specific level of future income.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 9: Goodwill and Intangible Assets

During 2002 in conjunction with the implementation of SFAS No. 142, Webster performed a reevaluation of the remaining useful lives of all previously recognized other intangible assets with finite useful lives and found no adjustment necessary to the amortization periods used. Webster also found that no reclassifications of intangible assets were required. The review of the carrying value of goodwill was completed during the third quarter of 2002. As a result, it was determined that a portion of the goodwill related to the acquisition of Duff & Phelps, LLC was impaired. Accordingly, a one-time transitional charge of $11.2 million, $7.3 million after taxes, was recognized retroactive to January 1, 2002, in accordance with the provisions of SFAS No. 142. The valuation analysis utilized a discounted cash flow analysis that valued a stream of free cash flows, including a terminal value, to estimate an imputed value for Duff & Phelps. The imputed value was impacted by the extremely challenging business environment and especially by the slowdown in mergers and acquisitions activity, which comprised a significant portion of their revenues at the date of Webster’s purchase. No other portion of goodwill or other intangible assets was determined to be impaired. Webster performed its annual evaluation of goodwill and intangible assets during the third quarter of 2003 and found no impairment.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”. SFAS No. 147 amends SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, and allows the provisions of SFAS No. 142 to be applied to the purchase acquisitions of financial institutions if certain criteria are met. Webster adopted SFAS No. 147 during the third quarter of 2002 with application effective as of January 1, 2002, as permitted by this statement. The reported net income for the first half of 2002 was adjusted to reverse the effects of recorded amortization, in accordance with the provision of SFAS No. 147. In addition, $20.3 million of unidentified intangible assets related to these branch purchases were reclassified from intangible assets (which is subject to amortization) to goodwill (which is subject to impairment analysis) retroactive to January 1, 2002.

The following tables set forth the carrying values of goodwill and intangible assets, net of accumulated amortization.

	September 30,	December 31,
(In thousands)	2003	2002

Intangible assets:
Balances subject to amortization:
Core deposit intangibles	$48,700	60,146
Other identified intangibles	8,301	—
Balances not subject to amortization:
Pension assets	735	735

Total intangible assets	$57,736	60,881

Balances not subject to amortization:
Goodwill	$257,820	236,478

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Identified intangible assets were acquired as part of the Mathog, BIC and LJF acquisitions. These intangibles, which totaled $8.8 million at acquisition, have estimated lives ranging from two to twenty-five years with a weighted average life of fifteen years. None of the acquired identified intangibles were exempt from amortization.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2003:

			Wealth and
	Retail*	Commercial	Investment
(In thousands)	Banking	Banking	Services	Total

Balance at December 31, 2002	$206,067	21,055	9,356	236,478
Purchase price adjustments	—	732	(23)	709
Purchased business transactions	17,481	3,152	—	20,633

Balance at September 30, 2003	$223,548	24,939	9,333	257,820

*Includes goodwill related to insurance company acquisitions.

Amortization of intangible assets for the three and nine months ended September 30, 2003, totaled $4.0 million and $11.9 million, respectively. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(In thousands)

For years ending December 31,
2003 (full year)	$15,949
2004	16,071
2005	16,071
2006	11,897
2007	3,841
Thereafter	5,103

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 10: Deposits

The following table summarizes deposits at the dates indicated.

	September 30, 2003		December 31, 2002
		% of		% of
(In thousands)	Amount	total	Amount	total

Demand deposits	$1,017,870	12.5%	$982,735	12.9%
NOW accounts	1,010,071	12.4	945,145	12.4
Money market accounts	2,301,148	28.3	1,971,669	25.9
Savings accounts	1,113,085	13.7	1,015,926	13.4
Time deposits	2,691,397	33.1	2,690,647	35.4

Total	$8,133,571	100.0%	$7,606,122	100.0%

Interest expense on deposits is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2003	2002	2003	2002

NOW accounts	$871	1,166	2,876	3,352
Money market accounts	7,410	9,533	24,195	25,957
Savings accounts	1,570	2,493	5,334	7,415
Time deposits	16,973	22,977	52,587	76,063

Total	$26,824	36,169	84,992	112,787

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 11: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

	September 30, 2003		December 31, 2002
	Total		Total
(In thousands)	Outstanding	Callable	Outstanding	Callable

Fixed Rate:
1.13% to 6.67% due in 2003	$370,000	—	381,655	—
3.27% to 6.78% due in 2004	750,094	—	750,194	—
2.97% to 6.25% due in 2005	149,438	100,000	150,085	100,000
4.68% to 6.31% due in 2006	51,608	—	52,028	—
4.88% to 6.98% due in 2007	702,202	500,000	702,273	500,000
4.49% to 5.93% due in 2008	29,098	27,000	29,396	27,000
5.50% due in 2009	5,000	5,000	5,000	5,000
8.44% due in 2010	438	—	475	—
6.60% due in 2011	1,884	—	2,024	—
5.49% due in 2013	10,000	10,000	10,000	10,000

	2,069,762	642,000	2,083,130	642,000
Variable Rate:
5.76% due in 2004	80,000	—	80,000	—

	2,149,762	642,000	2,163,130	642,000
Unamortized discount on FHLB advances	—		(101)	—

Total advances, net	$2,149,762	642,000	2,163,029	642,000

Webster Bank (“Bank”) had additional borrowing capacity of approximately $1.3 billion from the FHLB at September 30, 2003 and $670 million at December 31, 2002. Advances are secured by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally residential mortgage loans and securities. At September 30, 2003 and December 31, 2002, investment securities were not fully utilized as collateral. If all securities had been used for collateral, additional borrowing capacity at September 30, 2003 and December 31, 2002 would have been approximately $2.2 billion and $2.1 billion. At September 30, 2003 the Bank was in compliance with the FHLB collateral requirements. As of September 30, 2003, $1.1 billion of fixed rate advances were converted to floating rate through the use of interest rate swaps. See Note 16 of Notes to Consolidated Interim Financial Statements for further information.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 12: Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

The following table summarizes balances for other borrowings:

(In thousands)	September 30, 2003	December 31, 2002

Securities sold under agreement to repurchase	$2,005,904	1,453,596
Federal funds purchased	425,150	291,105
Treasury tax and loan	89,421	403,148
Other	11,400	18,791

Total	$2,531,875	2,166,640

Repurchase agreements are primarily collateralized by U.S. Government Agency mortgage-backed securities. The quarter average balance for borrowings under short-term repurchase agreements exceeded 30% of total shareholders’ equity at September 30, 2003. Therefore, information concerning short-term repurchase agreements as of the end of the current period is presented below:

(Dollars in thousands)	September 30, 2003	December 31, 2002

Quarter end balance	$1,270,166	1,453,596
Quarter average balance	1,164,950	1,465,644
Highest month end balance during quarter	1,270,166	1,636,177
Weighted-average maturity (in months)	2.1	2.0
Weighted-average interest rate	1.03%	1.40
Amortized cost of collateral	$1,367,519	1,504,820
Fair value of collateral	1,405,706	1,539,731

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 13: Other Long-Term Debt

Other long-term debt consists of the following:

(In thousands)	September 30, 2003	December 31, 2002

Subordinated notes (due January 2013)	$200,000	—
Senior notes (due November 2007)	126,000	126,000

	$326,000	126,000

On January 14, 2003, the Bank completed an offering of $200.0 million of subordinated notes. The notes bear an interest rate of 5.875% and mature on January 15, 2013. The subordinated notes were rated investment grade by the major rating agencies. The notes constitute new funding and will supplement the Bank’s existing regulatory capital. The Bank entered into a futures derivative contract in anticipation of the debt issuance to hedge the fixed rate on the subordinated notes. The contract qualified as a cash flow hedge under the guidelines of SFAS No. 133. The gain of $1.7 million recognized on the futures contract transaction is being amortized over the life of the subordinated notes as a reduction of interest expense.

In November 2000, a private placement of $126.0 million of 8.72% unsecured Senior Notes due in 2007 was completed. In November 2003 and each year thereafter, Webster is required to prepay $25.2 million of principal of the Senior Notes at par. In addition, Webster may, at its option, prepay at any time, in whole or in part, the outstanding principal amount of the Senior Notes at par plus a make-whole prepayment penalty. Webster is required to adhere to certain covenants so long as any of the Senior Notes are outstanding. These covenants include a maximum amount of Company debt, a minimum equity to assets ratio and a maximum nonperforming assets ratio. At September 30, 2003, Webster is in compliance with all covenants.

NOTE 14: Shareholders’ Equity

Applicable regulations of the Office of Thrift Supervision (“OTS”) require federal savings banks, such as the Bank, to satisfy certain minimum capital requirements, including a leverage capital requirement (expressed as a ratio of core or Tier 1 capital to adjusted total assets) and risk-based capital requirements (expressed as a ratio of core or Tier 1 capital and total capital to total risk-weighted assets). As an OTS regulated institution, the Bank is also subject to a minimum tangible capital requirement (expressed as a ratio of tangible capital to adjusted total assets). At September 30, 2003, the Bank exceeded all OTS regulatory capital requirements and met the requirements for a “well capitalized” institution.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The following table provides information on the Bank’s capital ratios as of September 30, 2003 and December 31, 2002.

			OTS Minimum		FDIC Minimum
	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At September 30, 2003 Bank’s equity (to total assets)	$1,169,825	8.07%
Less:
Non-includable subsidiaries	(2,221)
Goodwill and other intangibles	(248,479)
Unrealized gain on certain AFS securities, net	(19,193)
Cash flow hedging gain	(1,570)

Tangible capital (to adjusted total assets)	898,362	6.33	284,027	2.00	No Requirement
Tier 1 capital (to adjusted total assets), net	898,362	6.33	568,054	4.00	710,067	5.00%
Tier 1 Risk-based capital (to risk-weighted assets)	898,362	9.35	388,554	4.00	582,831	6.00%
Add:
Qualifying subordinated debt	200,000
Allowable allowance for loan losses	113,814

Total Risk-based capital (to risk-weighted assets)	$1,212,176	12.48%	777,108	8.00%	971,385	10.00%

At December 31, 2002 Bank’s equity (to total assets)	$1,140,160	8.54%
Tangible capital (to adjusted total assets)	835,049	6.42	$260,101	2.00%	No Requirement
Tier 1 capital (to adjusted total assets), net	835,049	6.42	520,201	4.00	$650,252	5.00%
Tier 1 Risk-based capital
(to risk-weighted assets)	835,049	9.41	354,989	4.00	532,484	6.00
Total Risk-based capital
(to risk-weighted assets)	945,993	10.66	709,979	8.00	887,473	10.00

Webster announced in September 2003 that the Bank was filing an application with the Comptroller of the Currency to convert to a national bank. As part of that conversion, Webster is also applying to the Board of Governors of the Federal Reserve System to become a financial holding company. As a bank and a financial holding company, the Bank and Webster, respectively, will be subject to capital requirements similar to those presently applicable to the Bank. At September 30, 2003, giving effect to the conversion, the Bank and Webster would have capital in excess of applicable requirements.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 15: Business Segments

Webster has three segments for purposes of reporting business line results. These segments include Retail Banking, Commercial Banking and Wealth and Investment Services. The balance of the activity is reflected in Corporate. The methodologies and organizational hierarchies that define the business segments are periodically reviewed and revised. The September 30, 2002 results have been restated, to reflect changes in the methodologies and organizational structure adopted and reflected in the results for the three and nine months ended September 30, 2003. The following table presents the statement of income and total assets for Webster’s reportable segments.

Three months ended September 30, 2003

(In thousands)	Retail Banking	Commercial Banking	Wealth and Investment Services	Corporate	Consolidated Total

Net interest income	$68,100	21,905	795	10,129	100,929
Provision for loan losses	2,088	4,534	58	3,320	10,000

Net interest income after provision	66,012	17,371	737	6,809	90,929
Noninterest income	28,230	14,730	4,985	16,567	64,512
Noninterest expense	33,832	15,675	6,038	38,152	93,697

Income (loss) before income taxes	60,410	16,426	(316)	(14,776)	61,744
Income tax expense (benefit)	19,935	5,421	(104)	(4,823)	20,429

Net income (loss)	$40,475	11,005	(212)	(9,953)	41,315

Total assets at period end	$6,916,900	2,830,785	84,205	4,776,893	14,608,783

Three months ended September 30, 2002

(In thousands)	Retail Banking	Commercial Banking	Wealth and Investment Services	Corporate	Consolidated Total

Net interest income	$54,183	17,516	503	30,388	102,590
Provision for loan losses	1,841	3,320	33	(194)	5,000

Net interest income after provision	52,342	14,196	470	30,582	97,590
Noninterest income	23,502	9,567	3,921	9,117	46,107
Noninterest expense	34,772	15,128	6,024	28,205	84,129

Income (loss) before income taxes and cumulative effect of change in method of accounting	41,072	8,635	(1,633)	11,494	59,568
Income tax expense (benefit)	13,143	2,763	(523)	3,761	19,144

Net income (loss)	$27,929	5,872	(1,110)	7,733	40,424

Total assets at period end	$6,435,247	2,506,070	51,897	4,280,359	13,273,573

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine months ended September 30, 2003

(In thousands)	Retail Banking	Commercial Banking	Wealth and Investment Services	Corporate	Consolidated Total

Net interest income	$205,945	60,810	2,319	37,150	306,224
Provision for loan losses	5,870	12,951	135	1,044	20,000

Net interest income after provision	200,075	47,859	2,184	36,106	286,224
Noninterest income	96,895	37,470	14,333	27,242	175,940
Noninterest expense	143,546	45,262	18,436	72,458	279,702

Income (loss) before income taxes	153,424	40,067	(1,919)	(9,110)	182,462
Income tax expense (benefit)	50,630	13,222	(633)	(2,619)	60,600

Net income (loss)	$102,794	26,845	(1,286)	(6,491)	121,862

Total assets at period end	$6,916,900	2,830,785	84,205	4,776,893	14,608,783

Nine months ended September 30, 2002

(In thousands)	Retail Banking	Commercial Banking	Wealth and Investment Services	Corporate	Consolidated Total

Net interest income	$172,309	46,377	1,399	81,553	301,638
Provision for loan losses	5,859	8,391	81	(1,331)	13,000

Net interest income after provision	166,450	37,986	1,318	82,884	288,638
Noninterest income	72,326	23,381	12,850	18,648	127,205
Noninterest expense	130,687	37,776	17,925	52,783	239,171

Income (loss) before income taxes and cumulative effect of change in method of accounting	108,089	23,591	(3,757)	48,749	176,672
Income tax expense (benefit)	34,298	7,486	(1,192)	15,469	56,061

Income (loss) before cumulative effect of change in method of accounting	73,791	16,105	(2,565)	33,280	120,611
Cumulative effect of change in method of accounting (net of taxes)		(7,280)	—	—	(7,280)

Net income (loss)	$73,791	8,825	(2,565)	33,280	113,331

Total assets at period end	$6,435,247	2,506,070	51,897	4,280,359	13,273,573

Retail Banking
The Retail Banking segment includes insurance services, small business lending, consumer lending and the Bank’s deposit generation and direct banking activities, which include the operation of automated teller machines and telebanking customer support and sales. The Retail Banking segment also includes the Bank’s residential real estate lending, loan servicing and secondary marketing activities. The growth in net interest income compared to a year ago can be attributed to the increase in consumer loans and loans held for sale. The Mathog acquisition, the increase in residential mortgage originations along with the growth in deposits as a result of the High Performance Checking product have improved the level of noninterest income.

Commercial Banking
The Commercial Banking segment includes the Bank’s middle market, specialized, equipment financing, asset-based and commercial real estate lending, deposit and cash management activities and financial advisory services. The results for 2003 reflect of our acquisitions of Whitehall and BIC as well as the growth in equipment financing, middle market and commercial real estate loans. These additions significantly added to the segment’s net interest income and noninterest income as compared to the period ended September 30, 2002. The results for the nine months ended September 30, 2002 include a $7.3 million, net of tax, charge for the adoption of SFAS No. 142.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Wealth and Investment Services
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

Corporate
Corporate includes the Treasury unit, which is responsible for managing the wholesale investment portfolio and funding needs. It also includes expenses not allocated to the business lines, the residual impact of methodology allocations such as the provision for loan losses and funds transfer pricing offsets. The decreases for the current year periods were due primarily to a continued lower interest rate environment, accelerating prepayments on fixed rate investments, with reinvestments into lower yielding assets.

Management uses certain methodologies to allocate income and expenses to the business lines. Funds transfer pricing assigns interest income and interest expense to each line of business on a matched maturity funding concept based on each business’s assets and liabilities. The provision for loan losses is allocated to business lines on an “expected loss” basis. Expected loss is an estimate of the average loss rate that individual credits will experience over an economic cycle, based on historical loss experiences and the grading assigned each loan. This economic cycle methodology differs from that used to determine our consolidated provision for loan losses, which is based on an evaluation of the adequacy of the allowance for loan losses considering the risk characteristics in the portfolio at a point in time. The difference between the sum of the provisions for each line of business determined using the expected loss methodology and the consolidated provision is included in Corporate. Indirect expenses are allocated to segments. These expenses include administration, finance, technology and processing operations and other support functions. Taxes are allocated to each segment based on the effective rate for the period shown.

NOTE 16: Derivative Financial Instruments

At September 30, 2003, Webster had outstanding interest rate swaps with a notional amount of $1.3 billion. These swaps are to hedge FHLB advances and subordinated debt and qualify for fair value hedge accounting under SFAS No. 133. The swaps are used to transform FHLB advances and subordinated debt from fixed rate to floating rate. Of the total, $200 million of the interest rate swaps mature in 2003, $650 million in 2004, $200 million in 2007 and $200 million in 2013 and an equivalent amount of the hedged debt matures on these dates. See Note 13 for additional derivative information related to Webster’s issuance of subordinated notes in the first quarter of 2003.

In addition, Webster has outstanding interest swaps with a notional amount of $21.0 million against the cost of brokered deposits. The swaps transform the fixed rate deposits to floating rate and mature $9.5 million in 2006 and $11.5 million in 2008.

The Bank transacts certain derivative products with its customer base. These customer derivatives are offset with matching derivatives with other counterparties in order to minimize the Bank’s risk. The Bank’s exposure with respect to these derivatives is largely limited to nonperformance by either of the parties in the transaction – the Bank’s customer or the other counterparty. The notional amount of customer derivatives and the offsetting counterparty derivatives each totaled $125 million at September 30, 2003.

The Bank currently utilizes certain derivative instruments, primarily forward sales of mortgage-backed securities (“MBSs”), in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to the closing and funds disbursement on a single-family residential mortgage loan, the Bank generally

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

extends an interest-rate locked commitment to the borrower. During such time, the Bank is subject to risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the Bank’s gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, the Bank enters into forward delivery sales commitments pursuant to which it agrees to deliver whole mortgage loans to various investors or issue MBSs. At September 30, 2003, the Company had rate locks of approximately $209.5 million and its residential mortgage held for sale portfolio totaled $278.4 million. Forward sales, which include mandatory forward commitments of approximately $330.0 million and best efforts forward commitments of approximately $32.4 million at September 30, 2003, establish the price the Bank will receive upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. The Bank will still have certain execution risk, that is, risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell. The derivative activities associated with the Bank’s loans held for sale portfolio qualify as a fair value hedge under SFAS No. 133. The Bank has established a highly effective relationship between its loans held for sale portfolio and certain of its forward sales commitments.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.

This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions and for hedging relationships designated after June 30, 2003. All provisions of this Statement should be applied prospectively with certain exceptions. Webster adopted the provisions of this Statement effective July 1, 2003 and it had no material impact on its financial statements.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 17: Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts

Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts consist of the following:

(In thousands)	September 30, 2003	December 31, 2002

Capital trust securities of subsidiary trusts:
Capital Trust I	$75,255	81,255
Capital Trust II	35,000	40,000
Statutory Trust I	75,000	—

	$185,255	121,255

During 1997, Webster formed a statutory business trust, Webster Capital Trust I (“Trust I”), of which Webster holds a 100% of the common stock interest. Trust I exists for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of subordinated debentures of the Company. On January 31, 1997, Trust I completed a $100.0 million underwritten public offering of 9.36% Corporation-Obligated Mandatorily Redeemable Capital Securities (“capital securities”). The sole asset of Trust I is the $100.0 million of Webster’s 9.36% junior subordinated deferrable interest debentures due in 2027 (“subordinated debt securities”) purchased by Trust I on January 30, 1997. During the second quarter of 2003, Webster repurchased $6.0 million of Trust I capital securities.

On April 1, 1997, Eagle Financial Capital Trust I, subsequently renamed Webster Capital Trust II (“Trust II”), completed a $50.0 million private placement of 10.00% capital securities. Proceeds from the issue were invested by Trust II in junior subordinated deferrable debentures issued by Eagle due in 2027. These debentures represent the sole assets of Trust II. Webster holds a 100% of the common stock interest in Trust II. During the second quarter of 2003, Webster repurchased $5.0 million of Trust II capital securities.

On September 18, 2003, Webster created a statutory business trust, Webster Statutory Trust I (“ST I”), of which Webster holds 100% of the common stock interest. The sole asset of ST I is the $75.0 million of Webster’s floating rate subordinated debt securities due in 2033. The interest rate on subordinated debt securities will change quarterly to 3-month LIBOR plus 2.95%. The initial rate was 4.09%. Webster has the right to redeem the subordinated debt securities in whole or in part quarterly, beginning in September 2008. Earlier redemption is possible prior to this date in the occurrence of a special qualifying event.

The subordinated debt securities are unsecured obligations of Webster and are subordinate and junior in right of payment to all present and future senior indebtedness. Webster has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing Trust I, Trust II and ST I, including its obligations to pay costs, expenses, debts and liabilities (other than trust securities), provides a full and unconditional guarantee of amounts on the capital securities.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 is effective for all freestanding financial instruments entered into or modified after May 31, 2003. For all other freestanding financial instruments, it will become effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 applies to three categories of free standing financial instruments (mandatorily redeemable instruments, instruments with repurchase obligations and instruments with obligations to issue a variable number of shares). Instruments within the scope of SFAS No. 150 must be classified as liabilities in the Statement of Condition. This Statement also requires detailed information on each instrument covered by its provisions. Therefore, in its October 15, 2003 earnings release, Webster classified its capital securities as liabilities. Prior to July 1, 2003, they were classified as a separate line item between total liabilities and stockholders’ equity on the Consolidated Statements of Condition. In addition, distributions on these capital securities for the quarter ended September 30, 2003 were included in interest expense on borrowings. Prior to July 1, 2003, it

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

was included in noninterest expenses. On November 7, 2003, which was subsequent to the earnings release, but prior to the filing of these interim consolidated financial statements, FASB issued FASB Staff Position No. 150-3 which deferred indefinitely the classification and measurement provisions of SFAS No. 150 for the Company’s capital securities. Accordingly, $2.8 million of capital securities distributions for the three months ended September 30, 2003, which were classified as interest expense in the October 15, 2003 earnings release, have been reported in these consolidated interim financial statements as noninterest expense. Also, the Company’s capital securities are reported in the same manner as minority interest in the accompanying consolidated interim Statement of Condition as of September 30, 2003. This reporting is consistent with the Company’s previous quarterly and annual financial reporting. SFAS No. 150 has no other impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” which establishes accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the VIE. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after December 15, 2003. In its current form, FIN 46 may require the Company to deconsolidate its investments in Trusts I and II and ST I in future financial statements.

As discussed in Note 14, the Company anticipates becoming a financial holding company in connection with the planned conversion of the Bank from a federal savings bank to a national bank. As a financial holding company, Webster will be subject to regulatory capital requirements. Presently the capital securities qualify as Tier I capital of the Company. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank and financial holding companies to continue to include the trust preferred securities in Tier I capital for regulatory purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of September 30, 2003, if Webster was not allowed to include its $185.3 million in trust preferred securities within Tier I capital and was subject to financial holding company capital requirements, it would still exceed the regulatory required minimums for capital adequacy purposes.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 18: New Accounting Standards

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The amendments (i) reflect decisions of the Derivatives Implementation Group; (ii) reflect decision made by FASB in conjunction with other projects dealing with the financial instruments; and (iii) addresses implementation issues related to the application of the definition of a derivative. SFAS No. 149 also modifies various other existing pronouncements to conform with the changes made to SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003, with all provisions applied prospectively. Adoption of SFAS No. 149 on July 1, 2003 did not have a significant impact on the Company’s financial statements.

In May 2003, FASB issued SFAS No. 150. On November 7, 2003, FASB issued Staff Position No. FAS 150-3, which deferred the implementation of SFAS No. 150. See Note 17 elsewhere within this report for further discussion and the effect on Webster’s financial statements.

In January 2003, FASB issued FIN 46. See Note 17 contained elsewhere within this report for discussion of this new accounting pronouncement.

NOTE 19: Subsequent Event

As of October 30, 2003, Webster has received all required regulatory approvals to acquire the North American Bank & Trust Company. Additionally, at a special meeting held that date, North American shareholders overwhelmingly approved the adoption of the agreement and plan of merger, dated as of June 4, 2003. Consummation of the merger occurred on November 7, 2003.

Webster Financial Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from management expectations, projections and estimates. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of Webster’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting Webster’s operations, markets, products, services and prices. Some of these and other factors are discussed in Webster’s annual and quarterly reports previously filed with the Securities and Exchange Commission. Such developments could have an adverse impact on Webster’s financial position and results of operations.

General – Description of Business

Webster Financial Corporation (“Webster” or the “Company”), through its subsidiaries, Webster Bank (the “Bank”), Webster Insurance, Inc. (“Webster Insurance”), Webster D&P Holdings, Inc. (“Duff & Phelps”), and Fleming, Perry & Cox (“Fleming”), delivers financial services to individuals, families and businesses primarily in Connecticut and equipment financing, asset-based lending, mortgage origination and financial advisory services to public and private companies throughout the United States. Webster Bank provides business and consumer banking, mortgage origination and lending, trust and investment services and insurance services through 112 banking and other offices, 220 ATM’s and its Internet website (www.websteronline.com). The Bank was founded in 1935 and converted from a federal mutual to a federal stock institution in 1986. Since October 17, 2002, Webster’s common stock has traded on the New York Stock Exchange under the symbol of “WBS”. Prior to that date, Webster’s common stock traded on the NASDAQ under the symbol of “WBST”. Webster’s financial reports can be accessed through its website within 24 hours of filing with the SEC.

Webster announced on September 22, 2003 that its principal subsidiary, the Bank, was filing an application with the Office of the Comptroller of the Currency to convert to a national bank charter. As part of the conversion, Webster also is filing an application with the Federal Reserve System to become a financial holding company. Webster expects to complete the conversion in late 2003 or early 2004.

Critical Accounting Policies

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

Allowance for Loan Losses
 Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the allowance for loan losses, see the “Allowance for Loan Losses” section within Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Annual Report on Form 10-K.

Webster Financial Corporation and Subsidiaries

Income Taxes
Webster uses the asset and liability method of accounting for income taxes. Deferred income taxes are recognized based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws for the years in which the temporary difference are expected to be recovered or settled. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated Statements of Condition. The Company must also assess the likelihood that any deferred tax assets will be recovered from taxes previously paid or from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Management judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities. These judgments and estimates are reviewed on a regular basis as regulation and business factors change. The realization of the assets could differ materially from that recorded if actual factors and conditions differ from those used by management. These factors and conditions include federal and state tax laws and regulations and future levels of Webster’s taxable income.

Goodwill and Intangible Assets
Webster, in part, has increased its market share through acquisitions accounted for under the purchase method of accounting, as well as from the purchase of financial institutions’ branches and selected assets (not entire institutions). For acquisitions under the purchase method and the acquisition of financial institution branches, the Company is required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates may result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques including multiples of price/equity and price/earnings ratios. For a discussion of impairment testing methodology, see Note 9 of Notes to Consolidated Financial Statements included in Webster’s 2002 Annual Report on Form 10-K.

Pension and Other Post Retirement Benefits
The determination of the Company’s obligation and expense for pension and other post-retirement benefits is dependent upon certain assumptions used by actuaries in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs. Actual results could differ from the assumptions and market driven rates may fluctuate. Significant differences in actual experience or significant changes in the assumptions may materially affect the future pension and other post-retirement obligations and expenses.

Financial Condition

Webster, on a consolidated basis at September 30, 2003 and December 31, 2002, had total assets of $14.6 billion and $13.5 billion, including total securities of $4.3 billion and $4.1 billion, and total loans of $9.1 billion and $7.9 billion, respectively. At September 30, 2003 and December 31, 2002, total deposits were $8.1 billion and $7.6 billion, borrowings were $5.0 billion and $4.5 billion, and shareholders’ equity totaled $1.1 billion and $1.0 billion, respectively.

Total assets increased $1.1 billion, or 8.5%, at September 30, 2003 from December 31, 2002. The overall increase is primarily due to increases in loans of $1.2 billion and securities of $159.2 million, partially offset by a decrease of $126.8 million in loans held for sale. The increase in loans was due primarily to growth in residential mortgage loans of $371.9 million, home equity loans of $441.8 million, commercial loans of $219.4 million and commercial real estate loans of $157.7 million.

Total liabilities rose $1.0 billion, or 8.2%, at September 30, 2003 from December 31, 2002 primarily due to increases in borrowings of $552.0 million and deposits of $527.4 million. The increase in deposits was primarily the result of increases in demand deposits, NOW, regular savings and MMDA accounts of $526.7 million. The net increase in total equity of $68.0 million is primarily due to net income of $121.9 million, and $5.2 million in stock option exercise proceeds, partially offset by $25.0 million decrease in net unrealized gains on available for sale securities, $11.0 million in repurchases of common stock and $27.8 million in common stock dividend payments.

Webster Financial Corporation and Subsidiaries

During the first quarter of the current year, Webster acquired The Mathog and Moniello Holding Co., Inc. (“Mathog”) and Budget Installment Corp. (“BIC”). Webster also acquired LJF Insurance Services, Inc. (“LJF”) during the third quarter of this year. These acquisitions, in total, contributed approximately $45.6 million in total assets. See Note 3 of Notes to Consolidated Interim Financial Statements within this report for further information concerning these acquisitions.

The Bank completed an offering of $200 million of subordinated notes during the first quarter of this year. During the third quarter of 2003, Webster completed a $75 million capital trust securities offering. The subordinated notes and capital securities constitute new funding and supplement regulatory capital. See Note 13 and Note 17 of Notes to Consolidated Interim Financial Statements within this report for further information concerning the subordinated notes issuance and capital securities purchase.

In connection with its merger with FIRSTFED, Webster plans to deleverage its balance sheet by up to $1.5 billion through a combination of investment portfolio reduction, loan sales or securitization. The deleveraging will improve the combined company’s funding mix and accelerate Webster’s transition to a commercial bank.

Lending Activities

Webster, through the Bank and the Bank’s subsidiaries, originates various types of residential, commercial and consumer loans. At September 30, 2003 and December 31, 2002, total loans were $9.1 billion and $7.9 billion, respectively. The Bank offers commercial and residential permanent and construction mortgage loans, commercial and industrial loans including asset-based loans, equipment financing loans and secured and unsecured loans to middle market and small business and consumer loans including home equity lines of credit and home equity loans. At September 30, 2003 and December 31, 2002, residential loans represented 42% and 43% of Webster’s loan portfolio and commercial loans (including commercial real estate) represented 36% and 36%, respectively. The remaining portion of the loan portfolios consisted of consumer loans. Refer to Webster’s 2002 Annual Report on Form 10-K, pages 4 through 8, for a more complete description of the Company’s lending activities and credit administration policies and procedures.

Residential Mortgage Loans and Mortgage Banking Activity
Webster is dedicated to providing a full complement of residential mortgage loan products that meet the financial needs of its customers. For the three and nine months ending September 30, Webster originated residential mortgage loans of $1.3 billion and $3.4 billion in 2003 and $810.4 million and $1.7 billion, in 2002, respectively. As a result of the low interest rate environment during the later half of 2002 and the first half of 2003, Webster’s origination volume increased substantially. Webster’s channels for the origination of these loans include its network of branches, referrals, loan officers, call center, as well as its National Wholesale Lending Group through third party licensed mortgage brokers in targeted areas of the United States. A majority of all this originated loan volume, including servicing, is sold in the secondary market. Webster sells these residential mortgage loans in a manner consistent with its asset/liability management objectives. At September 30, 2003 and December 31, 2002, Webster had $278.4 million and $400.0 million, respectively, of residential mortgage loans held for sale. See Note 5 of Notes to Consolidated Interim Financial Statement within this report for further information.

The residential mortgage loan portfolio totaled $3.8 billion and $3.4 billion at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, approximately $967.3 million, or 26%, of the total residential mortgage loan portfolio were adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. Adjustable rate loans originated during 2003 and 2002, when fully-indexed, will be 2.75% above the constant maturity one-year U.S. Treasury yield index. At September 30, 2003, approximately $2.8 billion, or 74% of the total residential mortgage loan portfolio were fixed rate.

Webster Financial Corporation and Subsidiaries

Commercial Lending

The following is a discussion of commercial loans by each of Webster’s commercial lending divisions.

Middle Market
The Bank’s Middle Market Division provides a full array of financial services to a diversified group of companies, primarily privately held and located in Connecticut, with annual revenues greater than $10 million. At September 30, 2003 and December 31, 2002, Middle Market loans, including commercial and owner-occupied commercial real estate, totaled $638.0 million and $538.9 million, respectively, an increase of 18.4%. The increase resulted from a combination of increased utilization of lines of credit and newly developed relationships. Originations for the third quarter and nine months of 2003 totaled $95.9 million and $224.2 million and for the same 2002 periods totaled $42.2 million and $103.1 million, respectively.

Asset-Based Lending
Whitehall Business Credit Corporation (“Whitehall”), the asset-based lending subsidiary of the Bank, was acquired in August 2002, further deepening Webster’s commitment to asset-based lending. At the time of the acquisition, Webster had a successful five-year old, Hartford asset-based lending division with outstanding loans totaling $108.9 million at December 31, 2002. Asset-based loans are generally secured by accounts receivable and inventory of the borrower and, in some cases, also include additional collateral such as property and equipment. At September 30, 2003 and December 31, 2002, total asset-based loans were $571.1 million and $465.4 million respectively, an increase of 22.7%. Similar to Middle Market, the increase resulted from a combination of increased utilization of lines of credit and newly developed relationships. The Asset-Based Lending Division directly originates loans for its portfolio and sells participations to other financial institutions. In addition, it participates in loans originated by other banks and financial institutions. In its direct originations, it generally establishes depository relationships with the borrower in the form of cash management accounts. At September 30, 2003 and December 31, 2002, the total of these deposits was $26.2 million and $35.0 million, respectively. During the third quarter of 2003, Whitehall funded $21.5 million against new commitments of $59.0 million. During the first nine months of 2003, Whitehall funded $154.5 million against new commitments of $287.2 million.

Specialized Lending
Webster participates in the syndicated loan market through a diversified portfolio of loans, which represent transactions with large national borrowers whose businesses command significant market share. These loans generally consist of participations in revolving lines of credit or term loans with maturities up to 7 years. Corporate utilization of the syndicated market has grown dramatically in the last 10 years as a means of providing large credit facilities to companies through consortiums of banks and other financial service companies. Webster initially entered this market as a means of providing geographic and industry diversification to the Bank’s commercial loan portfolio. It has staffed this function with highly knowledgeable individuals with extensive experience in credit and leveraged lending at major banks and insurance companies.

At September 30, 2003 and December 31, 2002, the Specialized Lending portfolio totaled $198.2 million and $299.8 million, respectively, a decrease of 33.9% of funded loans against commitments of $351.4 million and $500.5 million, respectively. During 2002 and in the first quarter of 2003, the Bank was able to further reduce its exposure to the telecommunications sector by a combination of redirected cash flows from maturities, amortization and sales of loans. During the second quarter of 2003, due to the improvement in the telecommunications sector, Specialized Lending reduced its exposure to the sector by 20% through voluntary customer prepayments at par, regularly scheduled amortization and the sale of selected loans. None of these loans were classified. During the third quarter, specialized loans further decreased 22% primarily due to payments and sales that totaled approximately $50.0 million. At September 30, 2003, December 31, 2002 and September 30, 2002, cable, wireless communications and other telecommunications loans totaled $68.8 million, $105.1 million and $126.8 million, respectively, less than 1% of the Webster total loan portfolio. At September 30, 2003, none of these loans were classified as nonperforming. See “Asset Quality” and “Allowance for Loan Losses” sections contained elsewhere within this report for additional information.

Webster Financial Corporation and Subsidiaries

Additionally, the portfolio contained $85.3 million and $84.9 million of funded Collateralized Loan Obligations (“CLOs”) at September 30, 2003 and December 31, 2002, respectively, and commitments of $91.7 million for both periods. All of the outstandings held as part of the CLO portfolio carry an investment grade rating by at least one of the independent rating agencies.

In addition to the loans administered by the Specialized Lending Division, Webster had $492.8 million of loans that are also monitored by the Shared National Credit (“SNC”) program against commitments of $1.1 billion at September 30, 2003. This compares with $384.3 million of loans and $1.1 billion of commitments at December 31, 2002. These loans are located primarily in the Northeast region and are funded through the Middle Market, Commercial Real Estate and Asset-Based Lending Divisions. In most cases, there is a direct calling relationship with the borrower.

Small Business Banking
The Bank’s Small Business Banking Division (“SBB”) provides a full complement of loan and deposit products to small businesses located throughout Connecticut. Their target market is businesses with annual revenues of up to $10 million. This market represents a significant percentage of commercial businesses located in Connecticut. SBB uses the Bank’s branch network as well as dedicated business development officers to fully service its existing customer base and call on potential new customers. The Fair Isaac credit scoring model is utilized to assist in loan approvals of up to $250,000 and offers a $100,000 same day line of credit approval program. SBB provides all of the Bank’s commercial loan products including lines of credit, letters of credit, term loans and mortgages on owner-occupied real estate. The Bank is also a Small Business Administration (“SBA”) preferred lender authorized to offer all SBA loan guaranty products and is also active in several loan programs sponsored by the Connecticut Development Authority. At September 30, 2003 and December 31, 2002, the SBB portfolio, which includes both commercial and commercial real estate loans, was approximately $337.3 million and $326.3 million, respectively. The third quarter showed an increase of 3.4% over year end; this reflects an improved trend over the prior seven quarters due principally to improved retention efforts and more focused calling activity. Originations totaled $47.8 million and $107.1 million, for the third quarter and nine months of 2003, respectively, as compared to $36.4 million and $94.9 million, respectively, during the same periods in 2002.

Equipment Financing
Center Capital Corporation (“Center Capital”), a nationwide equipment financing subsidiary of the Bank, transacts loan business with end-users of equipment, either by soliciting this business on a direct basis or through referrals from various manufacturers, dealers and distributors with whom they have business relationships. The portfolio totaled $488.9 million at September 30, 2003 compared with $420.0 million at December 31, 2002, an increase of 16.4%. Center Capital originated $70.6 million and $194.7 million in loans during the third quarter and nine months of 2003, respectively, compared to $58.5 million and $167.7 million during the same periods a year ago.

Insurance Premium Financing
On January 24, 2003, the Bank acquired Budget Installment Corp., (“BIC”). BIC is an insurance premium financing company based in Rockville Centre, New York, which finances commercial property and casualty premiums for businesses that pay their insurance premiums on an installment basis. The majority of its borrowers are located in the Long Island, New York City and Northern New Jersey areas. At September 30, 2003, total loans outstanding were $52.5 million. Loans originated for the third quarter and nine months of 2003, totaled $37.5 million and $94.3 million, respectively.

Commercial Real Estate Lending
The Bank provides financing for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan and the income which is produced from the property and its tenants is the primary repayment source. The Bank also makes acquisition, development and construction loans to residential builders. At September 30, 2003 and December 31, 2002, outstanding commercial real estate loans totaled $1.2 billion and $1.0 billion, respectively, an increase of 15.3% primarily attributable to new relationships. Included in these loans are owner-occupied loans originated by the Middle Market and Small Business Banking Divisions of $353.2 million and $336.4 million at September 30, 2003 and December 31, 2002, respectively.

Webster Financial Corporation and Subsidiaries

The Bank has cultivated relationships with high quality local, regional and national developers, both directly and through loan participations with selected banks outside its primary market, as it looks to cultivate a group of borrowers for repeat business, for cross selling opportunities, and to diversify its portfolio by geographic location. During the third quarter and first nine months of 2003, Webster originated $91.7 million and $262.7 million of commercial real estate loans, an increase of $6.1 million, or 2.4%, from the nine months period a year earlier.

Consumer Lending
At September 30, 2003 and December 31, 2002, consumer loans totaled $2.1 billion and $1.7 billion, respectively. Consumer loan volume increased significantly in 2002 and, at December 31, 2002 represented 21.8% of the total loan portfolio. This growth continued during the first nine months of 2003, as loans grew $433.7 million or 25.5% to $2.1 billion, and comprised 23.4% of the loan portfolio at September 30, 2003. The growth occurred in home equity credit lines and fixed rate loans and is attributable to the lower interest rate environment and the expansion of lending into states contiguous to Connecticut and other targeted states using the National Wholesale Mortgage network of regional offices as a distribution channel. Originations during the third quarter and nine months of 2003 totaled $336.2 million and $1.0 billion, compared to $198.0 million and $716.5 million for the same periods a year earlier.

Investment Activities

Webster, directly and through the Bank, maintains an investment portfolio that is primarily structured to provide a source of liquidity for its operating needs, to generate interest income and provide a means to balance interest rate sensitivity. At September 30, 2003 and December 31, 2002, the investment portfolio totaled $4.3 billion and $4.1 billion, respectively. The increase in the portfolio was primarily the result of the investment of a portion of the proceeds from the $200 million subordinated note issuance. At both September 30, 2003 and December 31, 2002, the portfolio consisted primarily of mortgage-backed securities. See Note 4 of Notes to Consolidated Interim Financial Statements for details on the components of the portfolio.

The portfolio is managed by the Bank’s Treasury Group in accordance with regulatory guidelines and established corporate investment policies. These guidelines and policies include limitations on aspects such as investment grade and ratings, concentrations and investment type to help manage risk associated with investing in securities.

Deposit Activities

Total deposits increased $527.4 million, or 6.9%, to $8.1 billion at September 30, 2003 from December 31, 2002 and $780.1 million or 10.6% from September 30, 2002. The increases primarily occurred in the lower cost deposits. These changes reflect the success of Webster’s strategic plan, which calls for increasing these lower cost deposits, as a percentage of total deposits. The percentage of lower cost deposits increased to 66.9% at September 30, 2003 from 64.6% at December 31, 2002 and from 63.0% at September 30 a year ago. The growth in the first nine months of 2003 compared to December 31, 2002 can also be attributed to the continued success with High Performance Checking products, (for Consumer and Small Business customers), de novo branch activity and the Bank’s marketing efforts. See Note 10 of Notes to Consolidated Interim Financial Statements for additional information.

Borrowed Funds

Total borrowed funds increased $552.0 million, or 12.4%, to $5.0 billion at September 30, 2003 from December 31, 2002. As growth in loan and security balances outpaced the growth in deposits, Webster increased its wholesale borrowing balances to fund its growth. See Notes 11, 12 and 13 of Notes to Consolidated Interim Financial Statements for additional information.

Asset/Liability Management and Market Risk

Interest rate risk is the sensitivity of the market value of interest-sensitive assets and liabilities and the sensitivity of earnings to changes in interest rates over short-term and long-term time horizons. Webster’s Asset/Liability Management Committee manages interest rate risk to maximize net income and net market value over time in changing interest rate

Webster Financial Corporation and Subsidiaries

environments, within limits set by the Board of Directors. Management measures interest rate risk using simulation analyses to measure earnings and equity at risk. Earnings at risk is defined as the change in earnings from a base scenario due to changes in interest rates. Equity at risk is defined as the change in the net market value of assets and liabilities due to changes in interest rates. Market value is measured as the net present value of future cash flows. Simulation analysis incorporates assumptions about balance sheet changes such as asset and liability growth, loan and deposit pricing and changes to the mix of assets and liabilities. Key assumptions relate to the behavior of interest rates and spreads, prepayment speeds and the run-off of deposits. From such simulations, interest rate risk is quantified and appropriate strategies are formulated and implemented.

Interest rate risk simulation analyses cannot precisely measure the impact that higher or lower rate environments will have on net interest income or market value. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Results may also vary based upon actual customer loans and deposit behaviors as compared with those simulated. These simulated estimates assume that management does not take any action to mitigate any negative effects from changing interest rates. Management believes that Webster’s interest rate risk position at September 30, 2003 represents a reasonable level of risk.

The following table summarizes the estimated economic value of Webster’s assets, liabilities and hedges at September 30, 2003 and December 31, 2002 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

		Estimated	Estimated Economic Value
	Book	Economic	Change
(Dollars in thousands)	Value	Value	-100 BP	+100 BP

September 30, 2003
Assets	$14,608,783	14,488,194	223,052	(322,301)
Liabilities	13,505,341	13,586,935	300,613	(252,013)
Off-balance sheet contracts	—	16,610	27,419	(25,668)

Net equity	1,103,442	917,869	(50,142)	(95,956)
Net change as % of Tier 1 Capital			(5.6)%	(10.7)%

December 31, 2002
Assets	$13,468,004	13,397,462	120,111	(224,521)
Liabilities	12,432,546	12,612,250	316,798	(262,972)
Off-balance sheet contracts	—	24,957	16,461	(15,942)

Net equity	1,035,458	810,169	(180,226)	22,509
Net change as % of Tier 1 Capital			(22.1)%	2.8%

The book value of assets exceeded the estimated market value at September 30, 2003 and December 31, 2002 because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $315.6 million and $297.4 million, respectively.

As noted in the table above, the estimated volatility in economic value of equity has changed favorably from year end. The yield curve between December 31, 2002 and September 30, 2003 remained relatively constant, but the duration of assets extended 0.7 years while liabilities shortened 0.4 years.

The estimated impact on Webster’s net income, as of September 30, 2003, for the subsequent twelve month period, if interest rates instantaneously increase or decrease by 100 basis points was an increase of 0.2% and a decrease of 2.1%, respectively. The estimated impact, as of December 31, 2002, was an increase of 7.1% and a decrease of 12.8%, respectively.

Webster Financial Corporation and Subsidiaries

Webster will continue to benefit more in a rising interest rate environment than in prior years due to its higher concentration of floating-rate commercial and consumer loans, and larger core deposit funding base. The sensitivity is not as great as last quarter due to funding the increased size of the balance sheet with generally short duration liabilities. While we expect interest rates to stay low in the short-term, however, the longer-term expectation is for a general rise in interest rates as the economy rebounds. Webster is positioned to benefit from this expectation and prepared to respond to changing conditions.

Liquidity and Capital Resources

Liquidity management allows Webster to meet its cash needs at a reasonable cost under various operating environments. Liquidity is actively managed and reviewed in order to maintain stable, cost-effective funding to support the balance sheet. Liquidity comes from a variety of sources such as the cash flow from operating activities including principal and interest payments on loans and investments, unpledged securities, which can be sold or utilized as collateral to secure funding and by the ability to attract new deposits. Webster’s goal is to maintain a strong increasing base of core deposits to support its growing balance sheet.

Management monitors current and projected cash needs and adjusts liquidity as necessary. Webster has a detailed liquidity contingency plan, which is designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity risks.

At September 30, 2003 and December 31, 2002, the Bank had FHLB advances outstanding of $2.1 billion and $2.2 billion. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.3 billion at September 30, 2003. In addition, the Bank had unpledged securities that, if necessary, could have been used to increase borrowing capacity at the FHLB by $861 million or used to collateralize other borrowings such as repurchase agreements.

The main sources of liquidity at the holding company level are dividends from the Bank, investment income and net proceeds from capital offerings and borrowings. The main uses of liquidity are the payment of dividends to common stockholders, repurchases of Webster’s common stock, purchases of investment securities, and the payment of interest on borrowings and capital securities. There are certain regulatory restrictions on the payment of dividends by the Bank to Webster. At September 30, 2003, the Bank had $164.4 million of retained earnings available for dividend to the holding company. Webster also maintains $75.0 million in available revolving lines of credit with correspondent banks.

On July 23, 2002, Webster announced an additional stock buyback program of 2.4 million shares, or approximately 5 percent of its 48.0 million shares of outstanding common stock as of the announcement date. Through September 30, 2003, Webster has repurchased 1,849,638 shares of its common stock under the buyback program with 550,362 remaining shares to be repurchased. During the third quarter of 2003, 137,400 shares were repurchased at a total cost of $5.2 million, for an average per share cost of $37.77.

Asset Quality

Loan Portfolio Review and Allowance for Loan Loss Methodology

Webster devotes significant attention to maintaining asset quality through conservative underwriting standards, active servicing of loans and aggressively managing nonperforming assets. The allowance for loan losses is maintained at a level estimated by management to provide adequately for probable losses inherent in the current loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors which, in management’s judgment, deserve current recognition in estimating loan losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on nonperforming loans and classified loans, including an analysis of the collateral for these loans.

The adequacy of the allowance is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized.

Webster Financial Corporation and Subsidiaries

These factors and conditions include the general economic conditions within Connecticut and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for loan losses is adequate at September 30, 2003, actual results in future periods may prove different and these differences could be significant. Management considers the adequacy of the allowance for loan losses to be a critical accounting policy.

Refer to the Allowance for Loan Losses Methodology section within Management’s Discussion and Analysis on pages 34 through 36 of Webster’s 2002 Annual Report on Form 10-K for additional information.

Nonperforming Assets

The amount of nonperforming assets decreased to $46.1 million, or 0.32% of total assets, at September 30, 2003 from $50.0 million, or 0.37% of total assets, at December 31, 2002 and $72.2 million, or 0.54% of total assets, at September 30, 2002. During 2003, nonperforming assets declined $4.0 million. The primary cause of the decline occurred in commercial loans held for sale, as the result of cash payments received. Declining commercial real estate nonperformers were replaced with new commercial loan credits added as a result of the recent annual review of syndicated portfolio.

The decline in nonperforming assets at September 30, 2003 from a year earlier occurred primarily in the specialized lending area. During the fourth quarter of 2002, five substandard syndicated telecommunication credits totaling $25.8 million were sold or written down to current market and transferred to held for sale. As a result of this action, the nonperforming loan balance was reduced and nonperforming commercial loan held for sale balance was increased. As of September 30, 2003, all five loans have been sold or charged off with the last two held for sale loans sold during the third quarter at a gain of $4.2 million.

The following table details Webster’s nonperforming assets:

	September 30,	December 31,	September 30,
(In thousands)	2003	2002	2002

Loans accounted for on a nonaccrual basis:
Commercial:
Commercial banking	$15,676	15,486	17,380
Specialized lending	6,493	3,399	27,231
Equipment financing	8,241	6,586	5,493

Total commercial	30,410	25,471	50,104
Commercial real estate	1,940	9,109	9,207
Residential	7,087	7,263	5,521
Consumer	718	894	1,062

Total nonaccruing loans	40,155	42,737	65,894

Nonaccruing loans held for sale:
Commercial	—	3,706	—

Loans past due 90 days or more and accruing:
Commercial	995	515	1,620
Commercial real estate	353	—	917
Equipment financing	—	—	66

Total loans past due 90 days or more and accruing	1,348	515	2,603
Foreclosed Properties:
Residential and consumer	541	509	698
Commercial	4,019	2,568	3,007

Total foreclosed property	4,560	3,077	3,705

Total nonperforming assets	$46,063	50,035	72,202

Webster Financial Corporation and Subsidiaries

The allowance for loan losses at September 30, 2003 was $117.7 million and represented 284% of nonperforming loans and 1.29% of total loans. This compares with an allowance of $116.8 million that represented 270% of nonperforming loans and 1.48% of total loans at December 31, 2002. The allowance was $116.1 million or 170% of nonperforming loans and 1.45% of total loans at September 30, 2002. For additional information on the allowance, see Note 7 of Notes to Consolidated Interim Financial Statements on page 15 elsewhere in this report.

Other Past Due Loans

The following table sets forth information as to loans past due 30–89 days.

	September 30, 2003		December 31, 2002		September 30, 2002

	Principal	Percent of loans	Principal	Percent of loans	Principal	Percent of loans
(Dollars in thousands)	Balances	outstanding	Balances	outstanding	Balances	outstanding

Past due 30–89 days:
Residential	$10,916.12%		$13,318	0.17%	$14,865	0.18%
Commercial	6,854.08		21,894	0.28	13,238	0.17
Commercial real estate	3,014.03		21,324	0.27	2,916	0.04
Consumer	4,719.05		6,757	0.08	5,128	0.06

Total	$25,503.28%		$63,293	0.80%	$36,147	0.45%

The overall decrease in loans past due 30-89 days of $37.8 million at September 30, 2003 from December 31, 2002 is primarily due to a reduction of $18.3 million in commercial real estate loans as a result of five loan relationships totaling $14.4 million that were current at September 30, 2003, but were past due at December 31, 2002. A reduction of $15.0 million in commercial loans is primarily due to six loan relationships totaling $11.9 million that were current at September 30, 2003, but were past due at December 31, 2002.

Troubled Debt Restructurings

At September 30, 2003 and December 31, 2002, the Bank had total accruing troubled debt restructurings of approximately $579,000 and $1.0 million, respectively. This compares to $3.0 million at September 30, 2002. A troubled debt restructuring occurs when, for economic or legal reasons related to debtor’s financial difficulties, a financial institution grants a concession to the debtor that it would not otherwise consider. Interest income recognized for the three and nine months ended September 30, 2003 under the restructured terms totaled $6,449 and $22,906, respectively, as compared to $8,865 and $30,075, respectively, that would have been booked under their original terms. At September 30, 2003, the $579,000 of debt restructurings were performing in accordance with their restructured terms and are not included in nonperforming loans.

Webster Financial Corporation and Subsidiaries

Classified Loans

Webster Bank employs a dynamic risk rating system, designed to reflect the changes in the credit risk profile of each loan. The credit risk profile assesses the risks associated with both the borrower and the related loan facility. The Bank’s rating system includes Classified rating categories which correspond directly to the regulatory definitions for Substandard, Doubtful, and Loss rated loans.

The following table summarizes Webster’s classified loans, including nonperforming loans at September 30, 2003, December 31, 2002 and September 30, 2002.

			Commercial

			Commercial
(In thousands)	Total	Residential	Banking*	Specialized	CRE**	Consumer

September 30, 2003
Substandard:
Accruing	$69,216	802	50,401	18,013	—	—
Nonaccruing	36,365	7,058	23,551	5,133	—	623

Total substandard	105,581	7,860	73,952	23,146	—	623
Doubtful:
Nonaccruing	3,792	30	2,307	1,360	—	95
Loss	—	—	—	—	—	—

Total classified loans	$109,373	7,890	76,259	24,506	—	718

Classified as a percent of loans	1.2%	0.2	4.4	8.6	—	—

December 31, 2002
Substandard:
Accruing	$70,245	1,171	50,347	18,727	—	—
Nonaccruing	38,994	7,155	31,082	—	—	757

Total substandard	109,239	8,326	81,429	18,727	—	757
Doubtful:
Nonaccruing	3,743	108	99	3,399	—	137
Loss	—	—	—	—	—	—

Total classified loans	$112,982	8,434	81,528	22,126	—	894

Classified as a percent of loans	1.4%	0.2	5.8	5.8	—	0.1

Webster Financial Corporation and Subsidiaries

			Commercial

			Commercial
(In thousands)	Total	Residential	Banking*	Specialized	CRE**	Consumer

September 30, 2002
Substandard:
Accruing	$102,436	1,478	65,682	35,227	—	49
Nonaccruing	62,170	5,408	31,979	23,832	—	951

Total substandard	164,606	6,886	97,661	59,059	—	1,000
Doubtful:
Accruing	3	—	—	—	—	3
Nonaccruing	3,724	113	101	3,399	—	111

Total doubtful	3,727	113	101	3,399	—	114
Loss	—	—	—	—	—	—

Total classified loans	$168,333	6,999	97,762	62,458	—	1,114

Classified as a percent of loans	2.1%	0.2	6.7	14.4	—	0.1

*   Includes Middle Market, Small Business Banking, Asset-Based Lending and Equipment Financing.
** Does not include CRE loans administered by Middle Market and Small Business Banking, which are included in Commercial Banking.

Webster believes that early identification and management of problem loans serves to minimize future losses, therefore it employs a rigorous portfolio review and management process, which identifies deteriorating credit risk and proactively manages problem loans. At September 30, 2003 and December 31, 2002, classified loans, including nonperforming loans, totaled $109.4 million and $113.0 million, respectively. Total classified loans decreased $3.6 million from $113.0 million at June 30, 2003. Total classified loans as a percentage of total loans decreased to 1.2% at September 30, 2003 from 1.3% at June 30, 2003, principally due to reduced levels of classified loans in the commercial portfolios.

The decline in classified loans at September 30, 2003 from a year earlier was $59.0 million. $25.8 million of the decline was the result of the previously mentioned telecommunication syndicated credit sale and writedown. As discussed in the syndicated lending area in the Financial Condition section of this report, Webster further reduced its exposure in this area. See page 34 for details.

The total of nonperforming loans included in classified loans at September 30, 2003 was $40.2 million, down $2.6 million from year end and $25.7 million from September 30, 2002. The remaining classified loans of $69.2 million continued to perform in accordance with their contractual terms and accrue interest. Due to their classification as substandard, these currently performing loans are considered by management to be potential problem loans, and may in the future become nonperforming loans.

Webster Financial Corporation and Subsidiaries

RESULTS OF OPERATIONS

A comparison of the three and nine months periods ended September 30, 2003 and 2002.

General

Net income for the three and nine months ended September 30, 2003, was $41.3 million, or $.89 per diluted share and $121.9 million or $2.63 per diluted share respectively. This compares to $40.4 million, or $.84 per diluted share and $113.3 million or $2.31 per diluted share respectively, for the same periods a year earlier. During the second quarter of 2002, the Company completed a review of the carrying value of its goodwill and other intangible assets in compliance with the requirements of SFAS No. 142 and determined that a portion of goodwill related to the acquisition of Duff & Phelps LLC was impaired. Accordingly, a one-time transitional charge of $11.2 million, $7.3 million net of taxes or $0.15 per diluted share, was recorded retroactive to January 1, 2002. Excluding this charge, Webster’s first nine months of 2002 net income would have been $120.6 million or $2.46 per diluted share.

Net income for the current quarter and nine months was driven by a growth in total revenues. Total revenue, consisting of net interest income and total noninterest income, rose approximately 11.3% and 12.4%, respectively for the current year periods as compared to a year ago. The growth for the current year periods was due primarily to increases in noninterest income of $18.4 million and $48.7 million, respectively. These increases were the direct result of higher fee-based revenues, which increased 45.5% and 35.9%, respectively, over the same periods a year ago, and gains on the sale of investment securities that increased for the current nine month period. The LJF acquisition completed in July 2003, the Mathog and BIC acquisitions completed in January 2003 and the Whitehall and Fleming acquisitions completed in the latter half of 2002 contributed to the current periods’ increases. Deposit fees, loan fees, net gains on the sale of loans and servicing and net gains on the sale of securities were significant factors for the increase in noninterest income revenues.

Net interest income for the current quarter and nine month period remained relatively unchanged from the same periods a year ago as the positive effect of a larger volume of interest-earning assets was offset by lower rates on earning assets and higher volumes of interest-bearing liabilities.

Noninterest expenses for the current quarter and nine month period were higher as compared to the same periods a year ago primarily due to acquisitions that were completed during the first quarter of 2003 and second half of 2002 and continued investment in strategic initiatives to grow revenues.

Net Interest Income

Net interest income declined slightly for the three months ended September 30, 2003 and increased slightly for the nine months from the same periods in the previous year. The net interest margin declined to 2.99% from 3.52% for the third quarter and to 3.13% from 3.55% for the first nine months. The declines in net interest margin resulted from significantly lower interest rates during the 2003 periods as reflected in Webster’s net interest margin. Income generated from increased earning assets was insufficient to offset the decline caused by the declining interest rates.

Webster anticipates that the decline in net interest margin has ended and will begin to rise in the fourth quarter and 2004. Webster has redeployed cash flows into investments with shorter maturities, at significantly reduced yields, in anticipation of rising interest rates.

Interest Income

Total interest income for the third quarter of 2003 decreased $12.3 million, or 7.1%, from the third quarter of the prior year. The decline is primarily due to a decrease in the yield on earning assets, which declined by 118 basis points. Declines occurred in both the loan and loans held for sale portfolios, where yields dropped 92 and 51 basis points, respectively, compared to the third quarter a year ago. The yield on loans declined as a result of the low interest rate environment during 2003, which resulted in an accelerated level of mortgage prepayments and new loans were priced at significantly lower yields. Declines also occurred in both the securities and short-term investments portfolio, where yields decreased 175 and 12 basis points, respectively compared to the same quarter in the previous year. The investment

Webster Financial Corporation and Subsidiaries

portfolio was similarly impacted by the low interest rate environment as mortgage related securities prepaid and proceeds were reinvested at significantly lower rates. This prepayment in the mortgage security portfolio resulted in incremental acceleration of premium amortization as amortization in the third quarter was $6.2 million, compared to $600,000 in the same period a year ago, and reduced investment yields. The impact on interest income of lower yields on interest-earning assets was partially offset by an increase in the volume of average earnings assets of approximately $1.8 billion.

Total interest income for the nine months of 2003 decreased $22.6 million, or 4.4%, from the first nine months of the prior year. This decline is similarly due to a decrease in the yield, which declined by 103 basis points. Declines occurred in both the loan and loans held for sale portfolios, where yields dropped 91 and 24 basis points, respectively, compared to the first nine months a year ago. Declines also occurred in the securities portfolio, where yields decreased 135 basis points, respectively, compared to the same period in the previous year. The decline in yields resulted from the same factors that affected the third quarter of 2003. Premium amortization in the investment portfolio was $14.3 million for the first nine months of 2003 compared to $1.1 million in the same period a year earlier. The impact on interest income of lower yields was partially offset by an increase in the volume of average earnings assets of approximately $1.7 billion for the first nine months of 2003.

Interest Expense

Total interest expense for the third quarter of 2003 decreased $10.6 million, or 14.9%, from the third quarter of 2002. The decrease was primarily due to a 68 basis point decline in the overall cost of interest-bearing liabilities. The cost of deposits and borrowings decreased 64 and 85 basis points, respectively, compared to the third quarter a year ago. The low interest rate environment was the primary factor for this decline as existing and new deposits were repriced at lower rates. Partially offsetting the favorable impact of lower interest rates was the increased expense resulting from growth in volume of deposits and borrowings.

Total interest expense for the first nine months of 2003 decreased $27.2 million, or 12.5%, from the first nine months of 2002. The decrease was primarily due to a 66 basis point decline in the overall cost of interest-bearing liabilities. The cost of deposits and borrowings decreased 66 and 83 basis points, respectively, compared to the first nine months a year ago. The low interest rate environment was the primary factor for this decline as existing balances were repriced at lower rates. Partially offsetting the favorable impact of lower interest rates was the increased expense resulting from growth in volume of deposits and borrowings.

Webster Financial Corporation and Subsidiaries

The following tables show the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned or paid by Webster.

	Three months ended September 30,

	2003			2002
(Dollars in thousands)	Average Balance	Interest (a)	Fully Tax- Equivalent Yield/Rate	Average Balance	Interest (a)	Fully Tax- Equivalent Yield

Assets
Interest-earning assets:
Loans	$8,953,970	114,792	5.09%	$7,636,246	115,846	6.01%
Loans held for sale	385,059	4,854	5.04	190,867	2,646	5.55
Securities	4,201,679	42,408	4.04 (b)	3,946,460	55,758	5.79 (b)
Short-term investments	18,593	56	1.18	14,712	49	1.30

Total interest-earning assets	13,559,301	162,110	4.75	11,788,285	174,299	5.93

Noninterest-earning assets	1,017,648			857,424

Total assets	$14,576,949			$12,645,709

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$1,042,556	—	—%	$923,065	—	—%
Savings, Now & money market deposits	4,393,262	9,851	0.89	3,617,743	13,190	1.45
Time deposit	2,642,488	16,973	2.55	2,769,955	22,979	3.29

Total interest-bearing deposits	8,078,306	26,824	1.32	7,310,763	36,169	1.96

Federal Home Loan Bank advances	2,319,927	22,127	3.73	2,312,409	25,348	4.29
Fed funds and repurchase agreements	2,576,065	7,486	1.14	1,619,238	7,102	1.72
Other long-term debt	326,000	4,330	5.31	126,000	2,790	8.86

Total borrowings	5,221,992	33,943	2.55	4,057,647	35,240	3.40

Total interest-bearing liabilities	13,300,298	60,767	1.80	11,368,410	71,409	2.48
Noninterest-bearing liabilities	81,836			76,724

Total liabilities	13,382,134			11,445,134

Capital securities and preferred stock of subsidiary corporation	131,220			144,041

Shareholders’ equity	1,063,595			1,056,534

Total liabilities and shareholders’ equity	$14,576,949			$12,645,709

Fully tax-equivalent net interest income		101,343			102,890
Less: tax equivalent adjustments		(414)			(300)

Net interest income		100,929			102,590

Interest-rate spread			2.95%			3.45%

Net interest margin			2.99%			3.52%

(a)	On a fully tax-equivalent basis.

(b)	For purposes of this computation, unrealized loss of $561,000 for 2003 and unrealized gain of $54.0 million for 2002, are excluded from the average balance for rate calculations.

Webster Financial Corporation and Subsidiaries

	Nine months ended September 30,

		2003			2002
			Fully Tax-			Fully Tax-
	Average		Equivalent	Average		Equivalent
(Dollars in thousands)	Balance	Interest(a)	Yield/Rate	Balance	Interest(a)	Yield

Assets
Interest-earning assets:
Loans	$8,608,235	342,793	5.29%	$7,254,589	338,927	6.20%
Loans held for sale	342,533	13,520	5.26	123,397	5,087	5.50
Securities	4,185,538	140,521	4.54 (b)	4,024,696	175,048	5.89 (b)
Short-term investments	23,161	174	0.99	22,031	298	1.78

Total interest-earning assets	13,159,467	497,008	5.05	11,424,713	519,360	6.08

Noninterest-earning assets	967,783			849,422

Total assets	$14,127,250			$12,274,135

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$994,803	—	—%	$880,540	—	—%
Savings, Now & money market deposits	4,218,937	32,403	1.03	3,458,844	36,725	1.42
Time deposit	2,651,806	52,589	2.56	2,846,438	76,062	3.57

Total interest-bearing deposits	7,865,546	84,992	1.44	7,185,822	112,787	2.10

Federal Home Loan Bank advances	2,428,287	69,204	3.76	2,324,385	77,626	4.40
Fed funds and repurchase agreements	2,245,481	20,521	1.21	1,368,187	18,038	1.74
Other long-term debt	316,476	14,939	6.29	126,000	8,370	8.86

Total borrowings	4,990,244	104,664	2.77	3,818,572	104,034	3.60

Total interest-bearing liabilities	12,855,790	189,656	1.96	11,004,394	216,821	2.62
Noninterest-bearing liabilities	77,393			78,913

Total liabilities	12,933,183			11,083,307

Capital securities and preferred stock of subsidiary corporation	128,510			153,132

Shareholders’ equity	1,065,557			1,037,696

Total liabilities and shareholders’ equity	$14,127,250			$12,274,135

Fully tax-equivalent net interest income		307,352			302,539
Less: tax equivalent adjustments		(1,128)			(901)

Net interest income		306,224			301,638

Interest-rate spread			3.09%			3.46%

Net interest margin			3.13%			3.55%

(a)	On a fully tax-equivalent basis.

(b)	For purposes of this computation, unrealized gains of $58.4 million and $46.5 million for 2003 and 2002, respectively, are excluded from the average balance for rate calculations.

Webster Financial Corporation and Subsidiaries

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

	Three months ended September 30,			Nine months ended September 30,
	2003 v. 2002			2003 v. 2002

	Increase (decrease) due to			Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total

Interest on interest-earning assets:
Loans	$(19,110)	18,056	(1,054)	(53,724)	57,590	3,866
Loans held for sale	(263)	2,471	2,208	(231)	8,664	8,433
Securities and short-term investments	(17,125)	3,782	(13,343)	(41,662)	7,011	(34,651)

Total	(36,498)	24,309	(12,189)	(95,617)	73,265	(22,352)

Interest on interest-bearing liabilities:
Deposits	(12,763)	3,418	(9,345)	(37,823)	10,028	(27,795)
Borrowings	(858)	(439)	(1,297)	(26,874)	27,504	630

Total	(13,621)	2,979	(10,642)	(64,697)	37,532	(27,165)

Net change in fully taxable-equivalent net interest income	$(22,877)	21,330	(1,547)	(30,920)	35,733	4,813

Provision for Loan Losses

The provision for loan losses was $10.0 million and $20.0 million for the three and nine month periods ended September 30, 2003 compared to $5.0 million and $13.0 million for the same periods in 2002. Management performs a quarterly review of the loan portfolio and based on this review determines the level of provision necessary to maintain an adequate loan loss allowance. Several factors influenced the increase in the provision, primarily growth in the loan portfolio, the rise in net charge-offs, the elevated level of nonaccrual loans, and the continued low level of economic activity. Net charge-offs in the third quarter of 2003 were $11.5 million, compared to $4.9 million in the same period a year earlier. The annualized net charge-off ratio for the current quarter was 0.52% of total loans, up from 0.26% a year earlier. The increase in net charge-offs is entirely attributable to a single commercial nonperforming loan. At September 30, 2003 and December 31, 2002, the allowance for loan losses totaled $117.7 million and $116.8 million, or 1.29% and 1.48% of total loans, and represented 284% and 270% of nonperforming loans, respectively.

For further information see the “Loan Portfolio Review and Allowance for Loan Loss Methodology” included in the “Financial Condition – Asset Quality” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 38 through 42 of this report.

Noninterest Income

Noninterest income for both the three and nine months ended September 30, 2003 increased from the same period a year earlier. Deposit fees increased for both periods as a result of higher insufficient funds fees, cash management fees and ATM fees. The year to date increase in insurance revenue is primarily attributable to the Mathog acquisition. Loan fees increased primarily due to the acquisitions of Whitehall and BIC, as well as an increase in prepayment penalties, offset by writedowns of mortgage servicing rights. The writedowns of mortgage servicing rights decreased in the three months ended September 30, 2003 by $509,000 and increased for the nine months ended September 30, 2003 by $1.6 million. The increases in financial advisory services revenue resulted from increased business valuation revenues at Duff & Phelps. Wealth and investment services revenue increases resulted principally from the acquisition of Fleming in October of 2002. Gains on sales of loans and loan servicing increased substantially in 2003 over the same periods in

Webster Financial Corporation and Subsidiaries

2002. The increases resulted from the increase in Webster’s mortgage banking business in 2003 as a result of the low interest rate environment during the current year and the expansion of Webster’s National Wholesale Lending Group. See Financial Condition section elsewhere within this report for more information on Webster’s residential lending function. Also impacting the gain on loan sales was $4.2 million of gains on the sale of syndicated telecommunication loans that were held for sale. Gains on sale of securities also increased substantially during the first nine months of 2003 over the same periods a year earlier.

Noninterest Expenses

Noninterest expenses increased for the third quarter of 2003 to $93.7 million, up from $84.1 million a year earlier. Noninterest expenses for the first nine months of 2003 increased to $279.7 million from $239.2 million a year earlier. A majority of the increase occurred in salaries and benefits expense. Recent acquisitions accounted for $3.5 million of the third quarter increase and $11.2 million of the nine month increase. The remaining growth in salaries largely reflects the effects of annual merit increases and strategic growth initiatives made to support the expansion of the mortgage banking business, the addition of five de novo branches and an increase in the equipment financing division staff. The increases in benefits resulted from the higher cost of medical and pension plans.

The previously mentioned acquisitions also accounted for a major portion of the non-salary and benefits increase in noninterest expense. These acquisitions added $1.1 million in the third quarter and $3.9 million for the first nine months of 2003.

Also contributing to the increase in compensation expense was the adoption of SFAS No. 123. During 2002, Webster began to expense the cost of employee and non-employee director stock options using SFAS No. 123 “Accounting for Stock -Based Compensation”. For the third quarter and first nine months of 2003, compensation expense recognized for stock options granted was $831,000 and $2.4 million before taxes, respectively, as compared to $31,000 and $542,000 for the same period a year earlier. Refer to Note 2 of Notes to Consolidated Interim Financial Statements within this report for further information on stock-based compensation.

Income Taxes

Tax expense for the three and nine month periods ended September 30, 2003 is higher than the prior year period primarily due to a higher level of income before taxes, as well as an increased effective tax rate. The effective tax rates for the three and nine months ended September 30, 2003 and 2002 were approximately 33.1% and 33.2% and 32.1% and 31.5%, respectively. The increased rate is attributable to both the favorable resolution of certain tax matters in 2002 and Webster’s expanded presence outside of Connecticut, including the acquisition of certain businesses during the third quarter of 2002 and first quarter of 2003.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 36 through 38 under the caption “Asset/Liability Management and Market Risk”.

Webster Financial Corporation and Subsidiaries

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s Exchange Act filings.

There were no significant changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company’s Chief Executive Officer and Chief Financial Officer.

PART II

ITEM 1.    LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Webster or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Webster Financial Corporation and Subsidiaries

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

	Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Company’s Chief Financial Officer.

	Exhibit 32.1	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

	Exhibit 32.2	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Company’s Chief Financial Officer.

(b)	Reports on Form 8-K

Current report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2003.

Webster Financial Corporation and Subsidiaries

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: November 13, 2003	By:	/s/	William J. Healy

William J. Healy
Executive Vice President and
Chief Financial Officer
Principal Financial Officer