Form 10-K
period 2003-12-31
WEBSTER FINANCIAL CORP
filed 2004-03-15
CIK 801337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2003

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 001-31486

WEBSTER FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-1187536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Webster Plaza, Waterbury, Connecticut	06702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 578-2476

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act - Not Applicable

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Act). Yes [X] No [   ]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of Webster Financial Corporation as of June 30, 2003 was $1,669,888,105.

     The number of shares of common stock outstanding, as of February 27, 2004: 46,282,601.

DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004.

WEBSTER FINANCIAL CORPORATION
2003 FORM 10-K ANNUAL REPORT

Forward Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from management expectations, projections and estimates. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of Webster’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting Webster’s operations, markets, products services and prices. Such developments, or any combination thereof, could have an adverse impact on Webster’s financial position and results of operations.

PART I

ITEM 1. Business

General

Webster Financial Corporation (“Webster” or the “Company”), through its subsidiaries, Webster Bank, Webster Insurance, Inc. (“Webster Insurance”), Webster D&P Holdings, Inc. (“Duff & Phelps”), and Fleming, Perry & Cox (“Fleming”), delivers financial services to individuals, families and businesses primarily in Connecticut and equipment financing, asset-based lending, mortgage origination and financial advisory services to public and private companies throughout the United States. Webster Bank provides business and consumer banking, mortgage origination and lending, trust and investment services and insurance services through 119 banking and other offices, 233 ATM’s and its Internet website (www.websteronline.com). Webster Bank was founded in 1935 and converted from a federal mutual to a federal stock institution in 1986. Since October 17, 2002, Webster’s common stock has traded on the New York Stock Exchange under the symbol of “WBS”. Prior to that date, the common stock was traded on the NASDAQ under the symbol of “WBST”.

Webster announced in September 2003 that its principal subsidiary, Webster Bank, was filing an application with the Office of the Comptroller of the Currency (“OCC”) to convert to a national bank charter. In February 2004, the OCC approved the application, subject to customary conditions. As part of the conversion, Webster has filed notice with the Board of Governors of the Federal Reserve System to become a bank holding company and a declaration to be a financial holding company. Webster expects to complete the conversions during the second quarter of 2004.

Webster, on a consolidated basis, at December 31, 2003 and 2002 had total assets of $14.6 billion and $13.5 billion, total securities of $4.3 billion and $4.1 billion and net loans receivable of $9.1 billion and $7.8 billion, respectively. At December 31, 2003 and 2002, total deposits were $8.4 billion and $7.6 billion, respectively. At December 31, 2003 and 2002, shareholders’ equity was $1.2 billion and $1.0 billion, respectively. During 2003, Webster repurchased 331,722 common shares at a total cost of $12.4 million.

At December 31, 2003, the assets of Webster, on an unconsolidated basis (“Parent Company”), consisted primarily of its investments in subsidiaries of $1.3 billion, investment securities of $111.8 million, cash and short-term investments of $58.4 million, other direct investments of $13.2 million and loans receivable of $6.5 million. Primary sources of income to Webster, on an unconsolidated basis, are dividend payments received from Webster Bank, investment securities interest and gains on the sale of investment securities. Primary expenses are interest expense on borrowings and capital securities and allocated operating expenses. See Notes 14 and 20 of Notes to Consolidated Financial Statements included elsewhere within this report for additional information.

Deposits in Webster Bank are federally insured by the Federal Deposit Insurance Corporation (“FDIC”). It is a Bank Insurance Fund (“BIF”) member institution and, at December 31, 2003, approximately 80% of the deposits were subject to BIF assessment rates and 20% were subject to Savings Association Insurance Fund (“SAIF”) assessment rates. See the “Supervision and Regulation” section under this Item for additional information.

Webster, as a holding company, and Webster Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”), as its primary federal regulator. Webster Bank is also subject to regulation, examination and supervision by the FDIC as to certain matters. Webster’s executive offices are located at Webster Plaza, Waterbury, Connecticut 06702. The telephone number is (203) 578-2476.

Acquisitions

The following acquisitions were completed during 2003 and their results of operations are included in the Consolidated Financial Statements for periods subsequent to the date of acquisition.

North American Bank and Trust

On November 7, 2003, Webster acquired North American Bank and Trust Company (“NABT”) in a combination cash and stock transaction valued at approximately $30 million, or $11.25 per common share of NABT stock. NABT was a state-chartered, commercial bank with $195 million in assets and 8 offices in the Greater Waterbury region. Goodwill of $16.7 million and identified intangible assets of $3.0 million were recorded in this transaction.

LJF Insurance Services

On July 23, 2003, Webster Insurance announced the acquisition of LJF Insurance Services (“LJF”), a full service insurance agency with offices in Southport and Norwalk, Connecticut. LJF has served the Fairfield County area for over 100 years. Webster Insurance merged both offices into its Wesport location. Goodwill of $1.4 million and identified intangible assets of $1.2 million were recorded in this transaction.

Budget Installment Corporation

On January 24, 2003, Webster Bank acquired Budget Installment Corporation (“BIC”). BIC is an insurance premium financing company based in Rockville Centre, New York. It finances commercial property and casualty premiums so businesses can pay their premiums on an installment basis. A majority of its borrowers are located in the Long Island, New York City and Northern New Jersey areas. Goodwill of $3.2 million and identified intangible assets of $1.7 million were recorded in this transaction.

The Mathog and Moniello Holding Company, Inc.

On January 6, 2003, Webster announced that it acquired The Mathog and Moniello Holding Co., Inc. (“Mathog”). Mathog is a commercial property and casualty insurance agency that specializes in providing risk management products and services to self-insured businesses and groups. It is based in East Haven, Connecticut with offices in West Hartford, Connecticut and Harrison, New York. Goodwill of $16.2 million and identified intangible assets of $5.9 million were recorded in this transaction.

Pending Transactions

Phoenix National Trust Company

On December 18, 2003, Webster announced a definitive agreement to acquire Phoenix National Trust Company, (“Phoenix”), a wholly-owned subsidiary of the Phoenix Companies, Inc. The transaction’s closing is subject to receipt of regulatory approval and other customary closing conditions and is expected to close in the second quarter of 2004. Upon completion of the transaction, Phoenix will become part of Webster Financial Advisors, the investment and trust division of Webster Bank. Phoenix offers trust, custody and other financial services.

FIRSTFED AMERICA BANCORP, INC.

On October 7, 2003, Webster announced a definitive agreement to acquire FIRSTFED AMERICA BANCORP, INC. (“FIRSTFED”), headquartered in Swansea, Massachusetts, the holding company of First Federal Savings Bank of America. The agreement is a combination of cash and stock transaction valued at approximately $465 million, or $24.50 per common share of FIRSTFED stock, payable 60% in Webster stock and 40% in cash. FIRSTFED is a federally chartered thrift with $2.6 billion in assets as of December 31, 2003 with 26 branches; 19 in Massachusetts and 7 in Rhode Island. The merger is subject to customary closing conditions, including approval by regulatory authorities and FIRSTFED shareholders, and is expected to close in the second quarter of 2004.

Lending Activities

General

Webster Bank originates various types of residential, commercial and consumer loans. Total loans receivable were $9.2 billion and $7.9 billion at December 31, 2003 and 2002, respectively. It offers commercial and residential permanent and construction mortgage loans, commercial loans, equipment financing, insurance premium financing, asset-based loans and various types of consumer loans including home equity lines of credit, home equity loans and other types of small business and consumer loans.

Residential Mortgage Loans and Mortgage Banking Activity

Webster Bank is dedicated to providing a full compliment of residential mortgage loan products that meet the financial needs of its customers. While its primary lending markets are Connecticut and the northeastern United States, its markets also include all states except Alaska and Hawaii. It offers its customers a full range of products including conventional conforming and jumbo fixed rate loans, conforming and jumbo adjustable rate loans, Federal Housing Authority (“FHA”), Veterans Administration (“VA”) and state agency mortgage loans through Connecticut Housing Finance Authority (“CHFA”). Various programs are offered to support the Community Reinvestment Act goals at the state level. Types of properties consist of one-to-four family residences, owner and non-

owner occupied, second homes, construction, permanent and improved single family building lots. Additionally, Webster Bank provides certain customers with an option to modify their existing loan in order to enhance portfolio retention strategies. During 2003 and 2002, it originated total residential mortgage loans of $3.9 billion and $2.6 billion, respectively. Distribution channels for these loans include its network of branches, referrals, loan officers, and its call center, as well as third party licensed mortgage brokers in targeted areas of the United States through its National Wholesale Lending Group. Established in 2001, National Wholesale Lending enhances the level of mortgage banking activity through the development of third party originations throughout the United States. In 2003, it originated $2.7 billion in total residential mortgages compared to $1.7 billion in 2002.

Both fixed rate and adjustable rate residential mortgage loans are originated. At December 31, 2003, approximately $982.8 million, or 26%, of total residential mortgage loans held in portfolio were adjustable rate loans. Adjustable rate mortgage loans are generally offered at initial interest rates discounted from the fully-indexed rate. Loans originated during 2003 and 2002, when fully-indexed, will generally be 2.75% above the constant maturity one-year U.S. Treasury yield index. At December 31, 2003, approximately $2.8 billion, or 74% of total residential mortgage loans had a fixed rate. Approximately 92% of the residential mortgage portfolio is secured by properties located in Connecticut. At December 31, 2003 and 2002, residential loans represented 41% and 43% of the loan portfolio, respectively.

At December 31, 2003, $4.3 million of mortgage servicing rights, net, included in other assets, had a market value of approximately $8.5 million. These servicing rights are carried at the lower of cost or market determined on an individual pool basis. The pools are tested for impairment quarterly with any adjustment to the valuation allowance included in noninterest income. Webster services approximately $584.6 million of residential mortgage loans for others. See Note 10 of Notes to Consolidated Financial Statements included elsewhere within this report for additional information.

National Wholesale Lending

The National Wholesale Lending platform continued to post strong results in 2003 with total originations exceeding $2.7 billion of one-to-four family residential loans. This loan production represents a full range of products primarily consisting of fixed rate conventional loans, fixed rate jumbo loans, conforming and jumbo adjustable rate loans, FHA/VA loans as well as consumer loans.

The wholesale loan production is originated by approved licensed mortgage brokers located throughout the United States and is underwritten, closed and funded by Webster Bank. Additionally, the majority of this production is sold into the secondary market as mortgage-backed securities. The National Wholesale channel is headquartered in Cheshire, Connecticut and has four regional offices located in Chicago, Illinois; Atlanta, Georgia; Phoenix, Arizona; and Seattle, Washington. Through this distribution network, National Wholesale Lending has developed client relationships designed to originate and submit new loan applications through this business channel.

The strong production results in 2003 were attributed to the continued growth of the business channel combined with another year of a favorable interest rate environment. Production was generated from 43 different states with the top five producing states by origination volume being Connecticut, Illinois, Arizona, Massachusetts and Washington.

Commercial Lending

The commercial loan portfolio grew 13.5% to $2.0 billion at December 31, 2003 from $1.8 billion a year earlier. Within the various lending units, loan officers are responsible for following underwriting guidelines and managing customer relationships in accordance with policy. When a lending opportunity arises, the loan officer is responsible for determining the desirability of engaging in business with the borrower and in general, the underwriting process should reveal the credit worthiness of the borrower and protect Webster Bank’s best interest. Credit underwriting requests are reviewed by lending unit management with appropriate lending authority and are then presented to Credit Administration for final approval.

While every loan request entails different informational requirements, minimum requirements have been established in order to provide consistency to the underwriting and renewal process. Consistency is also enhanced through a standard underwriting format and approval process, which requires higher approval authority as exposure or risks increase. Appropriate analysis is performed for each credit action including, but not limited to, analysis of financial performance (past and projected), the borrower’s ability to service debt at current and proposed levels, industry evaluation, evaluation of guarantor financial condition (as applicable) and analysis of collateral valuation. Credit analysis is enhanced by the use of a scoring model on loans up to $250,000, which is used predominately in the Small Business Lending Division.

Loan officers are held fully responsible for monitoring their loan portfolios. These responsibilities include initial and continual risk rating of loans, adherence to covenants, completeness and existence of documentation, maintenance of the loan system, maintaining customer contact and updating the credit file with substantive credit analysis. A quarterly review of the portfolio is conducted by each officer to assign a risk rating grade to the loans and identify potential impaired or nonaccrual loans. The assigned grades are reviewed by both internal loan review and by the divisional credit policy officer. In addition, the loan officer is responsible for reviewing the loan annually to ensure that it continues to meet the quality standards of Webster Bank.

Middle Market

The Middle Market Division provides a full array of financial services to a diversified group of companies with revenues greater than $10 million, primarily privately held and located within the State of Connecticut and nearby regions. Total loans administered by the Division increased to $701.1 million at December 31, 2003 from $538.9 million outstanding at the prior year end. Included in the loans administered were $516.9 million and $371.8 million of commercial loans and $184.2 million and $167.1 million of commercial real estate loans at December 31, 2003 and 2002, respectively. Typical loan facilities include lines of credit for working capital, term loans to finance purchases of equipment and commercial real estate loans for owner-occupied buildings. Unit and relationship managers within the Middle Market Division average over 20 years of experience in the Connecticut market.

In an effort to offer the broadest range of banking products to our customer base, the Middle Market Division facilitates access to other specialists within Webster Bank. These specialists include Webster Financial Advisors, Center Capital Corporation, Webster Insurance and a team of cash management professionals offering customized solutions and competitive products. Investment banking services may be provided in close collaboration with Duff & Phelps. During 2003, the Division funded loans of $226.5 million against commitments of $373.6 million, compared to funding of $112.4 million and commitments of $232.8 million a year earlier.

Asset-Based Lending

Webster Business Credit Corporation (“WBCC”) is Webster Bank’s asset-based lending division with offices in New York, New York; Braintree, Massachusetts; Chicago, Illinois and Atlanta, Georgia. WBCC was previously named Whitehall Business Credit Corporation and changed its name effective January 5, 2004. Asset-based loans are generally secured by accounts receivable and inventories of the borrower and, in some cases, also include additional collateral such as property and equipment. At December 31, 2003 and 2002, total asset-based loans were $526.9 million and $465.4 million, respectively. The loan portfolio is diversified both geographically, as the loans are located throughout the United States with some concentration in the Northeast, and by industry, at levels consistent with the average of the asset-based lending industry.

WBCC originates as agent, loans for its portfolio and sells participations to other financial institutions. In addition, it purchases participations from other banks and financial entities. In its capacity as agent, it generally establishes depository relationships with the borrower in the form of cash management accounts. At December 31, 2003, the total of these deposits was $26.4 million. Asset-based loans funded in 2003 were $200.0 million with commitments of $421.1 million.

Specialized Lending

Webster Bank participates in the syndicated loan market through a diversified portfolio of loans, which represent transactions with large national borrowers whose businesses command significant market share and help to diversify the overall portfolio. These loans generally consist of participations in revolving lines of credit and term loans with maturities up to 7 years. Corporate utilization of the syndicated market has grown dramatically in the last 10 years as a means of providing large credit facilities to companies through consortiums of banks and other financial service companies. Webster Bank entered this market as a means of providing geographic and industry diversification to its commercial loan portfolio. It has staffed the function with highly knowledgeable individuals with extensive experience in credit and leveraged lending at major banks and insurance companies.

The underwriting criteria identified above in the Commercial Lending section is followed for each borrower in the portfolio. In addition, exposure to individual borrowers generally will not exceed $10 million. The Chief Credit Policy Officer and the Head of Commercial Lending must approve exceptions to these limits. All loans are evaluated in accordance with the Risk Assessment Policy, with external ratings (S&P and Moody’s) used as additional guides. Loans in the portfolio primarily represent borrowings of public companies and are actively monitored through quarterly reviews that include analysis of current financial statements, comparison of results to other companies in the same industry and monitoring of market trading levels.

During 2003, the quality of the portfolio strengthened significantly through repayments at par and upgrades of previously lower-rated loans, especially in the telecommunications sector. The portfolio declined in accordance with Webster’s strategic plan.

At December 31, 2003 and 2002, the Specialized loan portfolio had $173.3 million and $299.8 million of funded loans against commitments of $324.9 million and $500.5 million, respectively.

Additionally, the portfolio contained $84.6 million and $84.9 million of funded Collateralized Loan Obligations against commitments of $91.7 million at December 31, 2003 and 2002, respectively. All of these loans carry an investment grade rating by at least one of the independent rating agencies.

Small Business Banking

Small Business Banking (“SBB”) provides a full array of commercial loan and deposit products to small businesses located throughout Connecticut. The SBB market consists of businesses with annual revenue of up to $10 million in order to provide commercial loan products with relationship exposures of up to $2 million and the portfolio of business deposit products. This market segment represents a significant percentage of commercial businesses located within the boundaries of Connecticut. SBB, through a dedicated group of business bankers as well as through the branch network, provides a full range of financial products and services to its existing customer base as well as potential new customers. It also plays a major role in supporting the Community Reinvestment Act goals by providing credit facilities to a wide range of small businesses, including many local not-for-profit organizations. A Fair Isaac-based credit scoring model is utilized, in whole or in part, in loan approvals of up to $250,000, and SBB offers a $100,000 same-day decision unsecured line of credit product. It also provides a comprehensive set of commercial loan products including lines of credit, letters of credit, term loans, and commercial mortgage loans. Throughout 2003, an automated “early warning” system was utilized to aid in the identification of potential portfolio or customer-level credit quality issues. During the fourth quarter of 2003 a risk management tool was implemented in the on-going efforts to monitor and anticipate portfolio performance. Through recent expansion efforts and focused training, SBB serves as a referral source for other products including cash management, insurance, international products and investments. Webster Bank also offers Small Business Administration (“SBA”) guaranteed loans under its Preferred Lender Program status. As of September 30, 2003 (the fiscal year end for the SBA), Webster Bank ranked third in Connecticut among SBA lenders with 113 loans totaling $12.1 million, a 29% increase over 2002. Customers may also take advantage of several loan programs provided through the Connecticut Development Authority.

SBB administered a portfolio of approximately $382.9 million at December 31, 2003, a 17% increase from $326.3 million the prior year end. As part of the acquisition of NABT, the portfolio increased by $32.0 million in late November 2003. Included in SBB’s portfolio are $171.5 million of commercial loans and $211.4 million of loans secured by commercial real estate. Webster Bank is a leader among Connecticut banks for providing loans of $1 million and under to small businesses in the state.

An objective of SBB’s strategic plan is to also focus on deposit growth as part of the overall customer relationship. It has developed a variety of innovative small business deposit products that are designed to meet depositors’ needs and attract both short-term and long-term deposits. Beginning in March of 2003, it introduced the market’s first Totally Free Checking product for small businesses. At December 31, 2003, small business deposit balances totaled $984.0 million up 14% from $864.0 million a year earlier.

Equipment Financing

Center Capital Corporation (“Center Capital”), an equipment financing subsidiary of Webster Bank, transacts business with end-users of equipment, either by soliciting this business on a direct basis or through referrals from various equipment manufacturers, dealers and distributors with whom it has relationships. Center Capital has grown its portfolio to $506.3 million at December 31, 2003 from $420.0 million at December 31, 2002, an increase of 21%. For 2003, it originated $268.3 million in equipment financing transactions.

Center Capital markets its products nationally through a network of dedicated equipment financing sales executives who are grouped by customer type or collateral-specific business. During 2003, financing initiatives encompassed five distinct industry/equipment niches, each operating as a division; Construction and Transportation Equipment Financing, Environmental Equipment Financing, Machine Tool Equipment Financing, Professional Practices Equipment Financing, and Aviation Equipment Financing.

Within each division, Center Capital seeks to finance equipment that retains good value throughout the term of the underlying transaction. Little, if any, residual value risk is taken and, in many instances, financing terms cover only half of the financed equipment’s useful life. As such, and in the exceptional instances where it is forced to repossess its collateral, that equipment may have value equal to or in excess of the defaulted contract’s remaining balance. All credit underwriting, contract preparation and closing as well as servicing (including collections) are performed centrally at Center Capital’s headquarters in Farmington, Connecticut.

Insurance Premium Financing

On January 24, 2003, Webster Bank acquired BIC, an insurance premium financing company based in Rockville Centre, New York. BIC finances commercial property and casualty premiums for businesses that pay their insurance premiums on an installment basis. The majority of its borrowers are located in the Long Island, New York City and Northern New Jersey areas. At December 31, 2003, total loans outstanding were $61.4 million. Originations during 2003 totaled $135.5 million. Generally, these loans are originated with a term of nine to twelve months.

Commercial Real Estate Lending

The Commercial Real Estate Division provides variable rate and fixed rate financing alternatives for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan and the income generated from the property is the primary repayment source. Typically it lends on investment quality real estate, including apartments, anchored retail, industrial and office properties. Loan types include construction, construction mini-perm and permanent loans, and loan amounts range from $2 million to $15 million and are diversified by property type and geographic location. The lending group consists of a team of professionals with a high level of expertise and experience. The majority of the lenders have more than 15 years of national lending experience in both construction and permanent lending with major banks and insurance companies.

Commercial Real Estate (“CRE”) loans increased 24% to $1.3 billion at December 31, 2003 from $1.0 billion a year earlier. Included in the $1.3 billion of outstanding CRE loans were $184.2 million administered by the Middle Market Division and $211.4 million by the SBB. They are primarily owner-occupied commercial real estate loans to commercial customers. The remaining $885.9 million of loans were administered by the CRE division. During 2003, the division funded loans of $233.0 million against commitments of $393.0 million, compared to fundings of $231.0 million and commitments of $365.0 million the previous year.

Over the last several years, the Division has cultivated relationships with highly qualified regional and national developers in order to diversify the portfolio geographically as well as to seek repetitive business and cross sell opportunities. It controls risk by utilizing personnel familiar with the demographics of the area during the credit review process. As a result, it is able to obtain its desired geographical diversification, while maintaining knowledge of the specific areas when making its credit decisions.

Included in the total CRE portfolio were commercial construction loans of $220.7 million and $116.3 million at December 31, 2003 and 2002, respectively. The Division also makes acquisition, development and construction loans to residential builders. The collateral securing these loans is improved land, contract homes and a limited number of speculative homes in subdivision. At December 31, 2003, there were $95.2 million of such loans in the portfolio.

A breakdown of the CRE loan portfolio by property type is as follows:

	At December 31, 2003

Property Type (Dollars in thousands)	Amount	Percent

Industrial	$280,985	21.9%
Office	254,503	19.9
Retail	166,725	13.0
Multi-family	121,876	9.5
Mixed-use	100,908	7.9
Residential Development	95,242	7.4
Healthcare	66,204	5.2
Other	195,073	15.2

Total	$1,281,516	100.0%

Consumer Lending

Webster Bank is dedicated to providing a convenient and competitive selection of consumer loan products to its customers. It concentrates on providing its customers a range of products including home equity loans and equity lines of credit as well as second mortgages and direct installment lending programs. There are no credit card loans in the consumer loan portfolio. The loan distribution channels consist of the branch network, loan officers, call center, as well as third party licensed mortgage brokers. National Wholesale offers home equity loans, through its broker network in five regional offices located in Cheshire, Connecticut; Phoenix, Arizona; Atlanta, Georgia; Chicago, Illinois and Seattle, Washington. Additionally, consumer loan products may be offered periodically through direct mail programs. It also provides the convenience of the Internet for equity loan applications that are available in most states. Consumer loan products are underwritten in accordance with accepted industry guidelines including, but not limited to, the evaluation of the credit worthiness of the borrower(s) and collateral. Independent credit reporting agencies and the Fair Isaac scoring model and the analysis of personal financial information are utilized to determine the credit worthiness of potential borrowers. Also, it obtains and evaluates an independent appraisal of collateral value to determine the adequacy of the collateral.

Loan volume continued to increase significantly again in 2003 and, at December 31, consumer loans totaled $2.1 billion and represented 23.3% of the total loan portfolio, compared to $1.7 billion, or 21.5%, a year earlier. This growth is attributable to the popularity of home equity products in this low interest rate environment and the expansion of lending through a network of brokers in the regional offices and in contiguous states.

The following table sets forth the composition of Webster’s loan portfolio in amounts and percentages at December 31.

	2003		2002		2001

(Dollars in thousands)	Amount	%	Amount	%	Amount	%

Residential mortgage loans:
1-4 family units	$3,465,210	38.1%	$3,134,109	40.2%	$3,058,662	45.5%
Construction	136,400	1.5	142,387	1.8	223,583	3.3
Multi-family units	142,403	1.6	109,711	1.4	104,038	1.5

Total	3,744,013	41.2	3,386,207	43.4	3,386,283	50.3

Commercial loans:
Commercial non-mortgage	1,007,696	11.1	913,529	11.7	911,473	13.6
Asset-based lending	526,933	5.8	465,407	6.0	135,401	2.0
Equipment financing	506,292	5.5	419,962	5.4	320,704	4.7

Total	2,040,921	22.4	1,798,898	23.1	1,367,578	20.3

Commercial real estate:
Commercial real estate	1,060,806	11.7	913,030	11.7	892,145	13.3
Commercial construction	220,710	2.4	116,302	1.5	82,831	1.2

Total	1,281,516	14.1	1,029,332	13.2	974,976	14.5

Consumer loans
Home equity credit loans	2,117,222	23.3	1,661,864	21.3	1,038,350	15.5
Other consumer	29,137	0.3	36,338	0.5	56,113	0.8

Total	2,146,359	23.6	1,698,202	21.8	1,094,463	16.3

Total loans (a)	9,212,809	101.3	7,912,639	101.5	6,823,300	101.4
Less: allowance for loan losses	(121,674)	(1.3)	(116,804)	(1.5)	(97,307)	(1.4)

Loans, net	$9,091,135	100.0%	$7,795,835	100.0%	$6,725,993	100.0%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2000		1999

(Dollars in thousands)	Amount	%	Amount	%

Residential mortgage loans:
1-4 family units	$3,760,792	55.3%	$3,537,038	58.8%
Construction	302,776	4.4	302,310	5.0
Multi-family units	65,482	1.0	52,573	0.9

Total	4,129,050	60.7	3,891,921	64.7

Commercial loans:
Commercial non-mortgage	1,097,267	16.2	848,963	14.1
Asset-based lending	110,131	1.6	66,072	1.1
Equipment financing	—	—	—	—

Total	1,207,398	17.8	915,035	15.2

Commercial real estate:
Commercial real estate	784,817	11.5	695,520	11.5
Commercial construction	72,216	1.1	45,648	0.8

Total	857,033	12.6	741,168	12.3

Consumer loans
Home equity credit loans	609,293	8.9	492,684	8.2
Other consumer	89,514	1.3	47,064	0.8

Total	698,807	10.2	539,748	9.0

Total loans (a)	6,892,288	101.3	6,087,872	101.2
Less: allowance for loan losses	(90,809)	(1.3)	(72,658)	(1.2)

Loans, net	$6,801,479	100.0%	$6,015,214	100.0%

(a)	Net of premiums, discounts and deferred costs.

Selected Loan Maturity Schedule

The following table sets forth the contractual maturity and interest-rate sensitivity of residential and commercial construction mortgage loans and commercial loans at December 31, 2003. The contractual maturities below are expected gross receipts from borrowers and do not reflect premiums, discounts and deferred costs.

	Contractual Maturity

	One Year	More than One	More Than
(In thousands)	or Less	to Five Years	Five Years	Total
Contractual Maturity
Construction loans:
Residential mortgage	$135,004	—	—	135,004
Commercial mortgage	69,683	121,237	31,194	222,114
Commercial loans	324,420	1,375,142	335,832	2,035,394

Total	$529,107	1,496,379	367,026	2,392,512

Interest-Rate Sensitivity
Fixed rate	$219,389	513,320	52,559	785,268
Variable rate	309,718	983,059	314,467	1,607,244

Total	$529,107	1,496,379	367,026	2,392,512

Credit Risk Management

Webster Bank manages and controls risk in the loan portfolio through adherence to consistent standards. Written credit policies establish underwriting standards, place limits on exposure and set other limits or standards as deemed necessary and prudent. Exceptions to the underwriting policies arise periodically and to insure proper identification and disclosure, additional approval requirements and a tracking requirement for all qualified exceptions have been established. In addition, regular reports are made to senior management and the Board of Directors regarding the credit quality of the loan portfolio.

Credit Administration, which is independent of the loan production areas, oversees the loan approval process, ensures adherence to credit policies and monitors efforts to reduce nonperforming and classified assets.

The Loan Review Department, which is independent of the loan production areas and Credit Administration, performs ongoing independent reviews of the risk management process, adequacy of loan documentation and assigned loan risk ratings. The results of its reviews are reported directly to the Audit Committee of the Board of Directors.

The Internal Audit Department reviews the business units to ensure compliance with corporate policies. The results of these audits are reported directly to the Audit Committee of the Board of Directors.

Insurance

Webster Insurance offers a full range of insurance products to both businesses and individuals. A regional insurance brokerage agency, Webster Insurance has four business divisions: business and professional insurance, financial services, individual and family insurance, and risk management services. Insurance products and services include: commercial and personal property and casualty insurance; life, health, disability and long-term care insurance for individuals and businesses; annuities and investment products; risk management services and pension and 401(k) plan administration. It is the largest insurance agency based in Connecticut and is headquartered in Wallingford with offices in several other Connecticut communities, including Westport, Waterford, Vernon, West Hartford, East Haven, as well as an office in Harrison, New York. Revenues for the year 2003 were $40.0 million, an increase of $12.9 million, or 48% over the prior year.

In January 2003, Webster acquired Mathog and Moniello, an East Haven, Connecticut-based property and casualty agency and one of the largest workers compensation agencies in New England. It specialized in providing risk management products and services to self-insured businesses and groups.

In July 2003, Webster Insurance acquired LJF, a full service insurance agency with offices in Southport and Norwalk, Connecticut. LJF has served the Fairfield County of Connecticut for more than 100 years. This acquisition will serve to further expand Webster’s insurance services to the lower Fairfield County area.

Wealth and Investment Services

Webster Bank serves high net worth clients, not-for-profit organizations and business clients with investment management, trust, credit and deposit products and financial planning services through Webster Financial Advisors (“WFA”). WFA is comprised of two subsidiaries, Webster Trust Company, N.A. (“Webster Trust”) and Fleming, Perry & Cox, as well as a lending and deposit product function that complements the private banking suite of products. WFA provides several different levels of financial plans. Brokerage and investment products are offered through Webster Investment Services, Inc. (“WIS”). For the year ended December 31, 2003, revenue for the combined business units was $18.3 million, compared to $15.9 million in the previous year. This increase was due to improved market conditions and stronger business development activities during 2003.

Webster Trust provides investment management and a comprehensive range of trust, custody, estate and administrative services to high net worth individuals, small to medium size companies and not-for-profit organizations (endowments and foundations). At December 31, 2003 and 2002, there were approximately $1.3 billion and $1.1 billion of trust assets under custody, of which $904.0 million and $797.0 million were under management, respectively. These assets are not included in the Consolidated Financial Statements.

WIS offers securities services, including brokerage and investment advice, and is a registered investment advisor. It has over 100 registered representatives offering customers an expansive array of investment products including stocks and bonds, mutual funds, managed accounts and annuities. In 2003 and 2002, approximately $273 million and $260 million of such products were sold, respectively.

Financial Advisory Services

Duff & Phelps provides expertise in middle-market mergers and acquisitions, private placements, fairness opinions, valuations, ESOP and ERISA advisory services and special financial advisory services to public and private companies located throughout the United States. Total financial advisory services revenues for the years 2003 and 2002 were $22.8 million and $19.3 million, respectively. Subsequent to year end, Webster sold its interest in Duff & Phelphs, LLC.

Investment Activities

Webster, either directly or through Webster Bank, maintains an investment portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and to provide a means to balance interest-rate sensitivity. The investment portfolio may be classified into three major categories; available for sale, held to maturity and trading. On November 30, 2003, as permitted by the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, municipal securities with a fair market value of $156.0 million were reclassified from available for sale to held to maturity. At December 31, 2003, the combined investment portfolios of Webster and Webster Bank totaled $4.3 billion. At December 31, 2003, Webster Bank’s portfolio consisted primarily of mortgage-backed securities and Webster’s portfolio consisted primarily of equity and corporate trust preferred securities. See Note 4 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information.

Webster Bank may acquire, hold and transact various types of investment securities in accordance with applicable federal regulations, state statutes and within the guidelines of its internal investment policy. The type of investments that it may invest in include: interest-bearing deposits of federally insured banks, federal funds, U.S. government treasury and agency securities, including mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), private issue MBSs and CMOs, municipal securities, corporate debt, commercial paper, banker’s acceptances, trust preferred securities, mutual funds and equity securities subject to restrictions applicable to federally charted institutions. Asset and liability management objectives also influence investment activities. While there may be no statutory limit on certain categories of investments, the OTS may establish an individual limit on such investments, if the concentration in such investments presents a safety and soundness concern.

Webster Bank has the ability to use the investment portfolio as well as interest-rate financial instruments, within internal policy guidelines, to hedge and manage interest-rate risk as part of its assets/liability strategy. See Note 16 of Notes to Consolidated Financial Statements contained elsewhere within this report.

The securities portfolios are managed by the Treasury Group in accordance with regulatory guidelines and established internal corporate investment policies. These policies and guidelines include limitations on aspects such as investment grade, concentrations and investment type to help manage risk associated with investing in securities.

Sources of Funds

Cash flows from deposits, loan and mortgage-backed securities repayments, securities sales proceeds and maturities, borrowings and earnings are the primary sources of Webster Bank’s funds available for use in its lending and investment activities and in meeting its operational needs. While scheduled loan and securities repayments are a relatively stable source of funds, deposit flows and loan and investment security prepayments are influenced by prevailing interest rates and local economic conditions and are inherently uncertain. The borrowings primarily include Federal Home Loan Bank (“FHLB”) advances and repurchase agreement borrowings. See Notes 12, 13 and 14 of Notes to Consolidated Financial Statements contained elsewhere within this report for further borrowing information.

Webster Bank attempts to control the flow of funds in its deposit accounts according to its need for funds and the cost of alternative sources of funding. A Retail Pricing Committee meets regularly to determine pricing and marketing initiatives. It influences the flow of funds primarily by the pricing of deposits, which is affected to a large extent by competitive factors in its market area and asset/liability management strategies.

The main sources of liquidity at the Parent Company are dividends from Webster Bank, interest and dividends on securities and net proceeds from borrowings and capital offerings. The main outflows of funds are dividend payments to common shareholders and interest expense on capital securities, senior notes and other borrowings.

Deposit Activities

Webster Bank continues to develop a variety of deposit programs designed to meet customer’s financial needs. A key strategic goal is to retain existing core deposit balances while attracting new customers to profitably grow both short and long term deposits. The key customer acquisition strategy is the High Performance Checking account program that offers consumers and small businesses a full line of accounts with varying features including both “free checking” without interest as well as several interest-bearing accounts. Savings accounts include both statement and passbook accounts as well as money market account and premium rate money market accounts. In addition, a variety of certificate of deposits that include both short and long-term maturity as well as options such as six month deferred interest payments and “bump-up” rate options are offered to consumers. It continues to offer special IRA products, which include savings accounts, certificate of deposits and rollover for individuals who receive lump sum distributions. Checking and savings products offer a variety of features including ATM and check card use, direct deposit, ACH payments, combined statements, automated telephone banking services, Internet-based banking, bank by mail as well as overdraft protection via a line of credit or transfer from another deposit account.

Webster Bank receives retail and commercial deposits through its main office and 117 other banking offices throughout Connecticut and one banking office in New York. Deposit customers can access their accounts in a variety of ways including branch banking, ATMs, web banking or telephone banking. Effective advertising, direct mail, good service and competitive pricing policies are strategies that attract and retain deposits. In addition, it also receives commercial deposits in the same manner and offers a variety of commercial accounts including a Totally Free Checking Product to meet small business customers’ financial needs.

Although not an integral part of its deposit strategies, from time to time, brokered deposits are used as a means of funds generation. As with any other funding source, Webster Bank considers its needs, relative cost and availability in determining the suitability of brokered deposits. At December 31, 2003 and 2002, outstanding brokered deposits totaled $114.9 million and $12.9 million, respectively.

Customer services also include 233 ATM facilities with membership in NYCE and PLUS networks and provide 24-hour access to linked accounts. The Internet banking service allows, among other things, customers the ability to open an account, transfer money between accounts, review statements, check balances and pay bills through the use of a personal computer. The telephone banking service provides automated customer access to account information 24 hours per day, seven days per week and to service representatives at certain established hours. Customers can transfer account balances, process stop payments and address changes, place check reorders, open deposit accounts, inquire about account transactions and request general information about products and services. These services provide for automatic loan payment features from its accounts as well as for direct deposit of Social Security, payroll, and other retirement benefits. See Note 11 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional deposit information.

Borrowings

Webster Bank is a member of the Federal Home Loan Bank system which functions in a reserve credit capacity for regulated, federally insured depository institutions and certain other home financing institutions. Members of the system are required to own capital stock in the FHLB and are authorized to apply for advances on the security of their FHLB stock and certain home mortgages and other assets (principally securities, which are obligations of, or guaranteed by, the United States Government or its agencies) provided certain creditworthiness standards have been met. Under its current credit policies, the FHLB limits advances based on a member’s assets, total borrowings and net worth. Long-term and short-term FHLB advances are utilized as a source of funding to meet liquidity and planning needs when the cost of these funds are favorable as compared to alternate funding sources. At December 31, 2003 and 2002, FHLB advances totaled $2.5 billion and $2.2 billion and represented 51% and 48%, respectively, of total outstanding borrowed funds.

Additional funding sources are available through securities sold under agreement to repurchase, purchased federal funds, lines of credit with correspondent banks and other borrowings. Outstanding borrowings through securities sold under agreement to repurchase totaled $1.4 billion and $1.5 billion at December 31, 2003 and 2002, respectively, and represented 28% and 33% of total borrowed funds, respectively. Other borrowings were $1.0 billion and $839.0 million at December 31, 2003 and 2002 and represented 21% and 19%, respectively, of total borrowed funds. See Notes 12, 13 and 14 of Notes to Consolidated Financial Statements contained elsewhere within this report for further borrowing information.

In January 2003, Webster Bank completed an offering of $200.0 million of subordinated notes. The notes have an interest rate of 5.875% and mature on January 15, 2013. The offering enables Webster Bank to increase its total risk-based capital ratio and fund strategic growth initiatives. In September 2003, it completed an offering of $75.0 million of floating rate subordinated debt securities due in 2033. The interest rate on subordinated debt securities will change quarterly to 3-month LIBOR plus 2.95%. In addition, during December 2003, $25.2 million of the principal amount of outstanding senior notes were repaid as required. See Note 14 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information regarding subordinated debentures.

Subsidiaries

Below is a brief description of certain other subsidiaries of Webster and Webster Bank.

Webster Bank’s investment in Webster Mortgage Investment Corporation (“WMIC”), a passive investment subsidiary, totaled $4.9 billion and $3.8 billion at December 31, 2003 and 2002, respectively. The primary function of this subsidiary is to provide servicing on passive investments, which include loans secured by real estate. During 2003, $2.2 billion of residential, commercial real estate and home equity loans were sold or transferred to WMIC from Webster Bank. This passive investment company derives state income tax benefits.

Webster Bank’s investment in Webster Preferred Capital Corporation, a real estate investment trust (“REIT”), totaled $528.7 million and $621.4 million at December 31, 2003 and 2002, respectively. It owns 100% of the REIT’s common stock, while the preferred stock is held by third-party investors. The REIT’s strategy is to acquire, hold and manage real estate mortgage assets. There were $195.1 million of loans sold or transferred to the REIT by Webster Bank during 2003.

Retail Banking

Retail banking services are chiefly provided by Webster Bank and Webster Insurance. Webster Insurance offers a full range of insurance products to both businesses and individuals through its four operating divisions: business and professional insurance, individual and family insurance and risk management services. Webster Bank or its subsidiaries provide business and consumer banking, asset-based lending, mortgage lending, trust, investment and insurance services through 119 banking offices and investment offices, 233 ATMs and the Internet.

Commercial Lending

Webster Bank provides additional commercial lending capabilities through its subsidiaries, Center Capital, WBCC and BIC. Center Capital is an equipment financing concern that provides funding to end users of equipment in five distinct industry niches. WBCC is an asset-based lender whose loans are generally secured by accounts receivable and inventories of the borrower. BIC finances the premiums of commercial property and casualty insurance for companies that pay on an installment basis.

Trust and Investment Services

Webster Bank provides comprehensive wealth management services for individuals and institutions through Fleming, Perry and Cox, Webster Trust and WIS.

Employees

At December 31, 2003, Webster had 2,719 full-time equivalent employees consisting of 2,589 full-time and 295 part-time and other employees. None of the employees were represented by a collective bargaining group. Webster maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan, an employee 401(k) investment plan and an employee stock purchase plan. Management considers relations with its employees to be good. See Note 18 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information on certain benefit programs.

Market Area and Competition

At December 31, 2003, Webster Bank had 119 branch offices, which includes: 34 banking offices, including its main office, in New Haven County; 48 banking offices in Hartford County; 19 banking offices in Fairfield County; 9 banking offices in Litchfield County; 5 banking offices in Middlesex County; 2 banking offices in Tolland County and 1 banking office in New London County. It also maintains one banking office in New York State. The market area has a diversified economy with the workforce employed primarily in manufacturing, financial services, healthcare, and industrial and technology companies.

Webster Bank faces substantial competition for deposits and loans throughout its market areas. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations, automated services and office hours. Competition for deposits comes primarily from other savings institutions, commercial banks, credit unions, mutual funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized service. Competition for origination of first mortgage loans comes primarily from other savings institutions, mortgage banking firms, mortgage brokers, commercial banks and insurance companies. It faces competition for deposits and loans, both retail and commercial, throughout its market area not only from local institutions but also from out-of-state financial institutions which have opened loan production offices or which solicit each business in its market area.

Webster Financial Advisors has offices in Hartford, New Haven, Stamford and is headquartered in Waterbury, Connecticut. Webster Investment Service’s administrative, operations and compliance departments are headquartered in Bristol, Connecticut with sales offices located throughout the branch network. Webster Insurance is headquartered in Wallingford, Connecticut with offices in Harrison, New York; East Haven, Vernon, Westport, West Hartford and Waterford, Connecticut. Duff & Phelps is headquartered in Chicago, Illinois with offices in Los Angeles, California; New York, New York and Seattle, Washington. Center Capital is headquartered in Farmington, Connecticut with offices in Blue Bell, Pennsylvania; Schaumburg, Illinois; Westboro, Massachusetts; Bedford, Texas and Brookfield, Connecticut. WBCC is headquartered in New York, New York with offices in Braintree, Massachusetts; Atlanta, Georgia; Chicago, Illinois and Hartford, Connecticut. The National Wholesale Lending Group is headquartered in Cheshire, Connecticut and maintains offices in Atlanta, Georgia; Chicago, Illinois; Phoenix, Arizona and Seattle, Washington. BIC is headquartered in Rockville Centre, New York.

Supervision and Regulation

Webster is a savings and loan holding company and is subject to regulation and supervision by the OTS under the Home Owners’ Loan Act (“HOLA”). In connection with the expected conversion of Webster Bank to a national banking association, Webster will become a bank holding company and will be subject to extensive regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act (“BHCA”). Webster will be subject to capital adequacy guidelines of the Federal Reserve, which are applied on a consolidated basis. As of December 31, 2003, Webster and Webster Bank would have been well capitalized under the capital adequacy guidelines. The Federal Reserve also may set higher minimum capital requirements for a bank holding company whose circumstances warrant it, such as a bank holding company anticipating significant growth. The Federal Reserve has not advised Webster that it will be subject to any special capital requirement. If Webster does not meet the minimum capital adequacy guidelines applicable to it, it will be considered to be undercapitalized and will be required to submit an acceptable plan to the Federal Reserve to achieve capital adequacy. The Federal Reserve considers a bank holding company’s capital ratios and other indicators of capital strength when evaluating proposals to expand banking or nonbanking activities, and it may restrict the ability of an undercapitalized bank holding company to pay dividends to its shareholders. In addition, under Federal Reserve policy, a bank holding company is expected to serve as a source of financial strength for, and to commit financial resources to support its subsidiary banks.

Simultaneously with its becoming a bank holding company, Webster expects to declare and certify its status as a financial holding company under the Gramm-Leach-Bliley Act (“GLBA”). As a financial holding company, it will be authorized to continue to engage in certain financial activities in which it is now engaged, and to engage in additional financial activities, that a bank holding company may not engage in. If a financial holding company fails to remain well capitalized and well managed, the company and its affiliates my not commence any new activity that is authorized particularly for financial holding companies. If a financial holding company remains out of compliance for 180 days or such longer period as the Federal Reserve permits, the Federal Reserve may require the financial holding company to divest either its insured depository institutions or all its nonbanking subsidiaries engaged in activities not permissible for a bank holding company. If a financial holding company fails to maintain a “satisfactory” or better record of performance under the Community Reinvestment Act, it may not commence any new activity authorized particularly for financial holding companies, but may continue to make merchant banking and insurance company investment in the ordinary course of business.

Webster Bank is a federally chartered savings bank and is subject to regulation, supervision, and examination by the OTS as its primary federal regulator. It also is subject to regulation, supervision, and examination by the FDIC and, as to certain matters, regulation by the Federal Reserve. There are substantial regulatory restrictions on its ability to pay dividends to Webster. Under OTS capital distribution regulations, Webster Bank may pay dividends to Webster without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. The OTS has discretion to prohibit any otherwise permissible capital distributions on general safety and soundness grounds, and Webster Bank must give the OTS 30 days advance notice of all capital distributions, during which time the OTS may object to any proposed distribution. At December 31, 2003, Webster Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends to Webster of $206.7 million without the prior approval of the OTS. Its deposits are insured up to regulatory limits by the FDIC and are subject to corresponding deposit insurance assessments to maintain the FDIC insurance funds.

As a result of Webster Bank’s expected conversion to a national banking association charter, it will become subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency (“OCC”) as its primary federal regulator and, as to certain matters, regulation by the FDIC and the Federal Reserve. It will be subject to capital requirements and minimum capital guidelines of the OCC that are similar to those of the Federal Reserve applicable to bank holding companies. It also will remain subject to deposit insurance assessments by the FDIC. Webster Bank’s ability to pay unrestricted dividends to Webster will also be substantially similar to its current ability to pay dividends under HOLA. However, after the conversion, Webster Bank will not be subject to restrictions under HOLA on its asset mix and its ability to make commercial loans that are intended to maintain the business strategy of savings and loan associations to be focused on home mortgage lending.

Webster Trust, as a national bank engaged in trust activities, is subject to regulation, supervision and examination by the OCC. In connection with the conversion of Webster Bank, Webster Trust is expected to merge into the national banking association that will result from the conversion. Webster Bank will acquire from the OCC the authority to engage in trust activities and will continue the current trust activities of Webster Trust. Webster Investment Services, Inc. (“WIS”) is registered as a broker-dealer and investment advisor and is subject to extensive regulation, supervision, and examination by the Securities and Exchange Commission (“SEC”). Duff & Phelps Securities, LLC (“D&P Securities”) also is registered as a broker-dealer with the SEC and is subject to extensive regulation, supervision, and examination by the SEC. Fleming, Perry and Cox (“Fleming”) is registered as an investment advisor and is a member of the NASD and is subject to extensive regulation, supervision and examination by the SEC. WIS, D&P Securities, and Fleming are members of the National Association of Securities Dealers, Inc. (“NASD”) and are subject to its regulation. WIS is authorized to engage as a broker-dealer and Webster Bank is authorized to engage as an underwriter of municipal securities, and as such they are subject to regulation by the Municipal Securities Rulemaking Board. Webster Insurance is a licensed insurance agency with offices in the state of Connecticut and New York and is subject to registration and supervision by the State of Connecticut Department of Insurance. With the exception of Webster Trust, each of the subsidiaries of Webster and Webster Bank described above will remain subject to substantially identical regulation, supervision, and examination by its functional regulator following the conversion of Webster Bank.

Transactions between Webster Bank and its affiliates, including Webster, are governed by sections 23A and 23B of the Federal Reserve Act. Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and by requiring that such transactions be on terms that are consistent with safe and sound banking practices. Webster Bank will remain subject to these requirements and restrictions following its charter conversion. Effective April 1, 2003, the Federal Reserve adopted Regulation W, which comprehensively implements sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals, and addresses new issues arising from the expanded range of nonbanking activities engaged in by banks and bank holding companies in recent years and as a result of the expanded authority granted under GLBA.

Under GLBA, all financial institutions, including Webster, Webster Bank, Webster Trust, and several of their affiliates and subsidiaries, are required to establish policies and procedures to restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request and to protect customer data from unauthorized access. Webster has developed such policies and procedures for itself and its subsidiaries, including Webster Bank and Webster Trust, and believes it is in compliance with all privacy provisions of GLBA. On December 4, 2003, the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) was signed into law. The FACT Act includes many provisions concerning national credit reporting standards, and permits consumers, including customers of Webster, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Federal Reserve and the Federal Trade Commission are granted extensive rulemaking authority under the FACT Act, and Webster Bank and its affiliates will be subject to these provisions after they are adopted.

Under Title III of the USA PATRIOT Act, all financial institutions, including Webster, Webster Bank, Webster Trust, and several of their affiliates and subsidiaries, are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking regulatory authorities and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking regulators and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution, such as Webster or Webster Bank, in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act and the BHCA. Webster, Webster Bank, and Webster Trust have in place a Bank Secrecy Act and USA PATRIOT Act compliance program, and they engage in very few transactions of any kind with foreign financial institutions or foreign persons.

The Sarbanes-Oxley Act (“SOA”), signed into law on July 30, 2002, was intended to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOA is the most far-reaching U.S. securities legislation enacted in several years. It applies generally to all companies that file or are required to file periodic reports with the SEC under the Securities

Exchange Act of 1934 (“Exchange Act”), including Webster. The Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC and the Comptroller General. The Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Certain provisions of SOA became effective upon enactment, and other provisions became effective between 30 days and one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act. In addition, the federal banking regulators have adopted generally similar requirements concerning the certification of financial statements by bank officials.

Available Information

Webster makes available free of charge on its website (www.wbst.com or www.websteronline.com) its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after its electronically files such material with, or furnish it to the Securities and Exchange Commission. Information on Webster’s website is not incorporated by reference into this report.

ITEM 2. Properties

At December 31, 2003, Webster Bank had 119 branch offices, which includes: 34 banking offices, including its main office, in New Haven County; 48 banking offices in Hartford County; 19 banking offices in Fairfield County; 9 banking offices in Litchfield County; 5 banking offices in Middlesex County; 2 banking offices in Tolland County and 1 banking office in New London County. It also has one office in Scarsdale, New York. Of these, 56 offices are owned and 63 offices are leased. Lease expiration dates range from 1 to 84 years with renewal options of 3 to 35 years. Additionally, it maintains four trust offices: one in Fairfield County, one in Hartford County and two in New Haven County.

Subsidiaries maintain the following offices: Webster Insurance has offices in Harrison, New York; East Haven, Vernon, Wallingford, Waterford, Westport and West Hartford, Connecticut. Webster Financial Advisors has offices in Hartford, New Haven, Stamford and is headquartered in Waterbury, Connecticut. Webster Investment is headquartered in Bristol, Connecticut with sales offices located throughout Webster’s branch network. Duff & Phelps has offices in Chicago, Illinois; Los Angeles, California; New York, New York and Seattle, Washington. Center Capital has offices in Blue Bell, Pennsylvania; Schaumburg, Illinois; Westboro, Massachusetts; Bedford, Texas; Brookfield, Connecticut and is headquartered in Farmington, Connecticut. WBCC is headquartered in New York, New York with offices in Atlanta, Georgia; Braintree, Massachusetts; Chicago, Illinois and Hartford, Connecticut. National Wholesale Lending Group is headquartered in Cheshire, Connecticut and maintains offices in Atlanta, Georgia; Chicago, Illinois; Phoenix, Arizona and Seattle, Washington. BIC is headquartered in Rockville Centre, New York

The total net book value of properties and furniture and fixtures owned at December 31, 2003 was $95.6 million. See Note 7 of Notes to Consolidated Financial Statements elsewhere in this report for additional information.

ITEM 3. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incident to the registrant’s business, to which Webster is a party or of which any of its property is subject.

ITEM 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2003, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

On October 17, 2002, the common shares of Webster began trading on the New York Stock Exchange under the symbol “WBS”. Prior to this date, the shares traded on the Nasdaq National Market System under the symbol “WBST”.

The following table sets forth the quarterly high, low and dividends declared per share of common stock for the years ended December 31, 2003 and 2002. On February 27, 2004, the closing market price of Webster common stock was $50.35. Webster increased its quarterly dividend to $.21 per share in the second quarter of 2003.

Common Stock (per share)

	Market Price		Dividends
2003	High	Low	Declared

First quarter	$36.63	$33.93	$0.19
Second quarter	38.81	35.11	0.21
Third quarter	40.67	36.48	0.21
Fourth quarter	46.50	40.48	0.21

	Market Price		Dividends
2002	High	Low	Declared

First quarter	$37.45	$31.18	$0.17
Second quarter	39.96	36.77	0.19
Third quarter	38.89	31.95	0.19
Fourth quarter	35.46	30.65	0.19

Holders

Webster had approximately 12,000 shareholders of common stock at February 27, 2004. The number of shareholders of record was determined by American Stock Transfer and Trust Company.

Dividends

Payment of dividends is subject to various restrictions, none of which is expected to limit any dividend policy that the Board of Directors may in the future decide to adopt. Payment of dividends from Webster Bank to Webster is subject to certain regulatory and other restrictions. Under Delaware law, dividends may be paid out of its surplus or, in the event there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If the capital of the Corporation has diminished by depreciation in the value of its property or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, no dividends may be paid out of net profits until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets has been repaired. See “Supervision and Regulation” section contained elsewhere within this report for additional information on dividends.

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2003).

	Number of Securities to be		Number of securities remaining
	issued upon exercises of	Weighted-average exercise	available for future issuance
	outstanding options, warrants	price of outstanding options,	under equity compensation
	and rights	warrants and rights.	plans (excluding securities
Plan category	(a)	(b)	reflected in column (a)) (c)

Equity compensation plans approved by security holders	3,303,812	$29.68	2,210,272
Equity compensation plans not approved by security holders	None	None	None

Total	3,303,812	$29.68	2,210,272

*	This table does not include 166,786 options assumed in mergers and acquisitions transactions on an aggregated basis.

Other Events

The annual meeting of shareholders will be held on Thursday, April 22, 2004.

ITEM 6. Selected Financial Data

	At or for year ended December 31,

(In thousands, except per share data)	2003	2002	2001	2000	1999

STATEMENT OF CONDITION
Total assets	$14,568,690	13,468,004	11,857,382	11,249,508	9,931,744
Loans, net	9,091,135	7,795,835	6,725,993	6,801,479	6,015,214
Securities	4,302,181	4,124,997	3,999,133	3,405,080	3,066,901
Goodwill and intangible assets	330,929	297,359	320,051	326,142	138,829
Deposits	8,372,135	7,606,122	7,066,471	6,981,128	6,232,696
FHLB advances and other borrowings	4,936,393	4,455,669	3,533,364	3,030,225	2,788,445
Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts	—	121,255	150,000	150,000	150,000
Preferred stock of subsidiary corporation	9,577	9,577	9,577	49,577	49,577
Shareholders’ equity	1,152,895	1,035,458	1,006,467	890,374	635,667

STATEMENT OF INCOME
Net interest income	$413,519	405,728	367,479	326,516	303,513
Provision for loan losses	25,000	29,000	14,400	11,800	9,000
Gain on sale of securities, net	18,574	23,377	10,621	8,445	4,248
Other noninterest income	213,909	162,195	151,477	120,376	88,382
Noninterest expenses	377,982	328,323	308,932	267,130	244,461

Income before income taxes, extraordinary item and cumulative effect of change in accounting method	243,020	233,977	206,245	176,407	142,682
Income taxes	79,772	73,965	69,430	58,116	47,332

Income before extraordinary item and cumulative effect of change in accounting method	163,248	160,012	136,815	118,291	95,350
Extraordinary item — early extinguishment of debt (net of taxes)	—	—	(1,209)	—	—
Cumulative effect of change in method of accounting (net of taxes)	—	(7,280)	(2,418)	—	—

Net income	$163,248	152,732	133,188	118,291	95,350

Per Share Data
Net income per share - basic	$3.58	3.21	2.71	2.58	2.14
Net income per share - diluted	3.52	3.16	2.68	2.55	2.10
Dividends declared per common share	0.82	0.74	0.67	0.62	0.47
Book value per common share	24.91	22.69	20.48	18.19	14.09
Tangible book value per common share	18.18	16.64	14.65	12.18	11.51
Diluted weighted-average shares	46,362	48,392	49,743	46,428	45,393
Key Performance Ratios
Return on average assets	1.15%	1.22	1.15	1.11	0.98
Return on average shareholders’ equity	15.16	14.78	13.88	16.72	15.33
Net interest margin	3.14	3.50	3.48	3.29	3.32
Interest-rate spread	3.10	3.43	3.38	3.17	3.19
Noninterest income as a percentage of total revenue	35.99	31.38	30.61	28.29	23.38
Average shareholders’ equity to average assets	7.58	8.24	8.32	6.65	6.38
Dividend payout ratio	23.30	23.42	25.00	24.31	22.38
Asset Quality Ratios
Allowance for loan losses/total loans	1.32%	1.48	1.43	1.32	1.19
Net charge-offs/average loans	0.25	0.18	0.14	0.07	0.09
Nonperforming loans/total loans	0.41	0.55	0.84	0.60	0.64
Nonperforming asset/total assets	0.29	0.37	0.53	0.39	0.44

Selected Quarterly Consolidated Financial Information (unaudited)

Selected quarterly data for 2003 and 2002 follows:

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2003:
Interest income	$169,447	164,737	161,696	162,838
Interest expense	64,771	64,118	60,767	55,543

Net interest income	104,676	100,619	100,929	107,295
Provision for loan losses	5,000	5,000	10,000	5,000
Gains on sale of securities, net	2,633	8,666	4,560	2,715
Other noninterest income	50,515	49,614	59,952	53,828
Noninterest expenses	92,806	93,199	93,697	98,280

Income before income taxes	60,018	60,700	61,744	60,558
Income taxes	20,081	20,090	20,429	19,172

Net income	$39,937	40,610	41,315	41,386

Net income per common share:
Basic	$.88	.89	.91	.90

Diluted	.86	.88	.89	.89

2002:
Interest income	$171,093	173,367	173,999	173,575
Interest expense	74,610	70,802	71,409	69,485

Net interest income	96,483	102,565	102,590	104,090
Provision for loan losses	4,000	4,000	5,000	16,000
Gains on sale of investment securities, net	3,405	1,126	4,912	13,934
Other noninterest income	38,078	38,489	41,195	44,433
Noninterest expenses	76,199	78,843	84,129	89,152

Income before income taxes and cumulative effect of change in accounting method	57,767	59,337	59,568	57,305
Income taxes	18,152	18,765	19,144	17,904

Income taxes before cumulative effect of change in accounting method	39,615	40,572	40,424	39,401
Cumulative effect of change in method of accounting (net of taxes)	(7,280)	—	—	—

Net income	$32,335	40,572	40,424	39,401

Net income per common share:
Basic	$.66	.83	.85	.86

Diluted	.65	.82	.84	.85

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements of Webster Financial Corporation and the notes thereto (collectively, the “Financial Statements”).

Summary

The results for 2003 were largely influenced by the continued low interest rate environment during the year. The net interest margin contracted to 3.14% for 2003 from 3.50% the year before. This resulted from high prepayments on mortgage related assets causing increased premium amortization charged to interest income and reinvestment of proceeds into similar assets at much lower yields. This was partially offset by an increasing volume of earning assets.

Noninterest income increased offsetting the slower growth rate in net interest income. Gains on sale of loans increased substantially due to the favorable environment for mortgage originations. Webster expanded its National Wholesale Lending Division, which resulted in record volumes of both mortgage originations for sale and home equity loans for portfolio. Deposit service fees increased largely through new product offerings (High Performance Checking accounts), which increased balances and associated fees. The principal factor causing the increase in loan fees was a larger volume of prepayment penalties, as borrowers sought to refinance their outstanding debt.

Insurance revenues grew as a result of the Mathog and LJF acquisitions and increased marketing efforts. As a result of acquisitions and continued investment in our existing businesses, noninterest expenses increased 15.1%.

Subsequent to year end, Webster sold its interest in Duff & Phelphs, LLC.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management believes that our most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Loan Losses

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. To assess the adequacy of the allowance, management uses historical information as well as the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the methodology of assessing the adequacy of the allowance for loan losses, see the “Asset Quality” section elsewhere within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Valuation of Goodwill/Intangible Assets and Analysis for Impairment

Webster, in part, has increased its market share through acquisitions accounted for under the business combinations method of accounting, as well as from the purchase of other financial institution’s branches and selected assets (not entire institution). Acquisitions under the purchase method require that assets acquired and liabilities assumed be recorded at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques including multiples of price/equity and price/earnings ratios. For a discussion of impairment testing methodology, see Note 9 of Notes to Consolidated Financial Statements included elsewhere within this report.

Deferred Income Taxes

Certain aspects of income tax accounting require management judgment, including determining the expected realization of deferred tax assets and liabilities, for inclusion in its Consolidated Statements of Condition. Such judgments are subjective and involve estimates and assumptions about matters that are inherently uncertain. Should actual factors and conditions differ materially from those used by management, the actual realization of the net deferred tax assets or liabilities could differ materially from that recorded in the financial statements.

Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statements tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income, to which “carry back” refund claims could be made. Valuation allowances are established against those deferred tax assets determined not likely to be realized (a full valuation allowance has been established for the Connecticut portion of the net deferred tax assets).

Deferred tax liabilities represent items that will require a future tax payment. They generally represent tax expense recognized in our financial statements for which payment has been deferred, or an expense taken on our tax return but not yet recognized in our financial statements. It also includes certain "non-cash" items such as purchase accounting adjustments, which represent a future financial statement expense not deductible for tax purposes.

For more information about Webster’s income taxes see Note 8 of the Notes to Consolidated Financial Statements include elsewhere within this Report.

Pension and Other Postretirement Benefits

The determination of the obligation and expense for pension and other postretirement benefits is dependent upon certain assumptions used in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs. Actual results could differ from the assumptions and market driven rates may fluctuate. Significant differences in actual experience or significant changes in the assumptions may materially affect the future pension and other postretirement obligations and expense. See Note 18 of Notes to Consolidated Financial Statements for further information.

Table 1: Three-year average balance sheet and net interest margin.

	Year ended December 31,

	2003					2002					2001

	Average			Average		Average			Average		Average			Average
(Dollars in thousands)	Balance	Interest		Yields		Balance	Interest		Yields		Balance	Interest		Yields

Loans (a)	$8,756,883	460,677	(b)	5.26%		$7,451,370	454,673	(b)	6.10%		$6,896,580	515,465	(b)	7.47%
Loans held for sale	292,514	15,409		5.27		177,928	9,729		5.47		72,901	4,465		6.12
Securities	4,177,490	184,007		4.45	(c)	4,025,566	228,493		5.77	(c)	3,652,554	237,816		6.57	(c)
Short-term investments	25,588	250		0.98		22,188	364		1.64		15,363	607		3.90

Total interest-earning assets	13,252,475	660,343		5.00		11,677,052	693,259		5.97	(c)	10,637,398	758,353		7.15	(c)
Other assets	951,575					867,310					896,052

Total assets	$14,204,050					$12,544,362					$11,533,450

Demand deposits	$1,010,952	—		—		$902,908	—		—		$813,658	—		—
Savings, NOW, money market deposit accounts	4,282,536	41,519		0.97%		3,551,731	49,521		1.39%		2,908,772	56,560		1.94%
Time deposits	2,677,863	69,792		2.61		2,810,220	96,641		3.44		3,207,112	159,775		4.98

Total deposits	7,971,351	111,311		1.40		7,264,859	146,162		2.01		6,929,542	216,335		3.12
FHLB advances	2,395,814	88,845		3.71		2,337,688	102,789		4.40		2,011,440	112,784		5.61
Fed funds and repurchase agreements	2,218,799	26,108		1.18		1,555,552	26,195		1.68		1,258,247	49,475		3.93
Other long-term debt	316,736	18,935		5.98		126,000	11,160		8.86		126,000	11,162		8.86

Total interest-bearing liabilities	12,902,700	245,199		1.90		11,284,099	286,306		2.54		10,325,229	389,756		3.77
Other liabilities	79,491					76,914					87,530
Capital securities and preferred stock of subsidiary corporation	145,227					149,666					161,221
Shareholders’ equity	1,076,632					1,033,683					959,470

Total liabilities and shareholders’ equity	$14,204,050	415,144				$12,544,362	406,953				$11,533,450	368,597

Less: fully taxable-equivalent adjustment		(1,625)					(1,225)					(1,118)

Net interest income		413,519					405,728					367,479
Interest rate spread				3.10	%(c)				3.43	%(c)				3.38	%(c)

Net interest margin				3.14	%(c)				3.50	%(c)				3.48	%(c)

(a)	Interest on nonaccrual loans has been included only to the extent reflected in the Consolidated Statements of Income. Nonaccrual loans are included in the average balances outstanding.

(b)	Includes amortization of net deferred loan costs (net of fees) and premiums (net of discounts) of: $3.4 million, $3.7 million and $1.7 million in 2003, 2002 and 2001, respectively.

(c)	Unrealized gains (losses) on available-for-sale securities are excluded from the average yield calculations. Unrealized net gains averaged $46.4 million, $68.5 million and $33.9 million for 2003, 2002 and 2001, respectively.

Results of Operations

Comparison of 2003 and 2002 Years

For the year 2003, net income was $163.2 million, or $3.52 per diluted common share, an increase of $10.5 million, or 6.9%, compared to net income of $152.7 million, or $3.16 per diluted common share for the previous year. Net interest income rose to $413.5 million for 2003, an increase of $7.8 million, or 1.9%. Growth in net interest income resulted from growth in the loan portfolio offset by a decrease in the net interest margin. The net interest margin declined to 3.14% during 2003 from 3.50% the prior year. Noninterest income reached $232.5 million, an increase of $46.9 million, or 25.3%, primarily due to increased gains and fees from mortgage banking activity and higher deposit service fees and insurance revenues. Noninterest expenses increased $49.7 million, or 15.1%, from the previous year as a result of strategic investment in new initiatives and acquisitions. The provision for loan losses decreased $4.0 million to $25.0 million for 2003 due to an increase in 2002 relating to the sale and writedown of classified telecommunication and cable credits.

Included in the net income for 2002 was a $7.3 million (net of taxes) writedown related to the cumulative effective of a change in method of accounting for the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets”.

Net Interest Income

Net interest income totaled $413.5 million for the year ended December 31, 2003, an increase of $7.8 million or 1.9%. This resulted from an increase in average earning assets during the year offsetting a decline in the net interest margin (on a fully taxable-equivalent basis) to 3.14% for 2003 from 3.50% during the prior year. See the Table 2 below for further information.

The continued low interest rate environment during 2003 contributed to the margin compression. As rates declined during the first three quarters of the year mortgage related assets (loans and investments) and other fixed rate loans prepaid at increasing levels with the proceeds reinvested at lower yields. In addition, the high levels of prepayments on mortgage-backed securities resulted in the accelerated write-off of premium amortization in the second and third quarters of 2003. Premium amortization on securities totaled $16.7 million and $3.0 million for 2003 and 2002, respectively. As can be seen from the rate/volume table that follows, the increase in net interest income is entirely due to the volume growth in earning assets, offset by decreases in interest rates, with asset yields dropping faster than liability costs. See “Asset/Liability Management and Market Risk” section within Management’s Discussion and Analysis for additional information.

During the year, average earning assets increased $1.6 billion or 13.5% with most of the growth occurring in the loan portfolio. Interest bearing liabilities also grew $1.6 billion, with deposits and borrowed funds increasing $706 million and $912 million, respectively.

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

Table 2: Net interest income — rate/volume analysis

	Years ended December 31,			Years ended December 31,
	2003 v. 2002			2002 v. 2001

	Increase (Decrease) due to			Increase (Decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total

Interest on interest-earning assets:
Loans, net	$(67,416)	73,420	6,004	(99,871)	39,079	(60,792)
Loans held for sale	(373)	6,053	5,680	(521)	5,785	5,264
Securities and short-term investments	(53,517)	8,917	(44,600)	(32,306)	22,740	(9,566)

Total	(121,306)	88,390	(32,916)	(132,698)	67,604	(65,094)

Interest on interest-bearing liabilities:
Deposits	(47,902)	13,051	(34,851)	(80,190)	10,017	(70,173)
FHLB advances and other borrowings	(34,468)	28,212	(6,256)	(61,425)	28,148	(33,277)

Total	(82,370)	41,263	(41,107)	(141,615)	38,165	(103,450)

Net change in fully taxable-equivalent net interest income	$(38,936)	47,127	8,191	8,917	29,439	38,356

Interest Income

Total interest income decreased $33.3 million, or 4.8%, to $658.7 million for the year 2003 as compared to $692.0 million the previous year. The decline in the yield on earning assets was the primary cause of decreased interest income. This was due to the continued decline in interest rates during 2003.

The yield earned on earning assets declined during 2003 to 5.00% from 5.97% a year earlier. In addition to the higher volume of prepayments on mortgage related assets (loans and investments) during the year, the decline in interest rates impacted the yields on adjustable rate loans, which accounted for approximately 45% of total loans at December 31, 2003. Interest income from the investment portfolio was negatively impacted by the accelerated rate of premium amortized due to prepayments. The increase in premium amortization in 2003 over the prior year was $13.7 million.

Earning assets increased during 2003, partially offsetting the reduced yield. Earning assets averaged $13.3 billion during the year, up from $11.7 billion during 2002. Strong growth occurred in the loan portfolio, specifically commercial, commercial real estate and home equity lending.

Interest Expense

Interest expense declined $41.1 million, or 14.4%, to $245.2 million for 2003 as compared to $286.3 million the previous year. The decline was primarily due to the decrease in cost of funds, partially offset by an increase in the volume of deposits and borrowed funds. Due to the short maturity structure of funding sources, Webster was able to take advantage of falling interest rates throughout 2003. The cost of federal funds and repurchase agreements and FHLB advances decreased during 2003 by 50 and 69 basis points, respectively. Deposits accounted for 58% of the rate decline benefit as their costs declined to 1.40% in 2003 from 2.01% the prior year. Savings, checking and certificate of deposit offering rates were reprised downward as general market interest rates declined throughout the year. The use of swaps to change fixed rate borrowings to floating contributed to the reduced funding costs.

The average balance of interest-bearing liabilities increased $1.6 billion for 2003 compared to 2002. The increased funding was split between deposits and borrowed funds. The increase in deposits occurred in the lower costing core deposits (i.e. savings, NOW and money market accounts), as certificate of deposit balances declined during 2003.

Provision for Loan Losses

The provision for loan losses declined to $25.0 million for the year ended December 31, 2003 from $29.0 million a year earlier, a decrease of $4.0 million, or 13.8%. An additional provision of $5.0 million was taken in the third quarter of 2003 related to a charge-off of an asset-based loan. In the fourth quarter of 2002, an additional provision of $11.0 million was taken in connection with the writedown and transfer of certain syndicated telecommunication loans to held for sale. Excluding these additional provisions, the provision increased $2 million or 11%, reflecting the continued growth in commercial and consumer loans and a plan to reduce residential mortgages as a percentage of the total loan portfolio. Management performs a quarterly review of the loan portfolio to determine the adequacy of the allowance for loan losses. See the “Allowance for Loan Losses Methodology” section later in this Management’s Discussion and Analysis for further details.

At December 31, 2003, the allowance for loan losses totaled $121.7 million or 1.32% of total loans compared to $116.8 million or 1.48% the prior year.

Noninterest Income

Table 3: Noninterest income comparison of 2003 to 2002

	Year ended December 31,		Increase (decrease)
(Dollars in thousands)	2003	2002	Amount	%

Deposit service fees	$70,018	61,610	8,408	13.6%
Insurance revenue	39,975	27,073	12,902	47.7
Loan fees	26,384	18,531	7,853	42.4
Financial advisory services	22,758	19,277	3,481	18.1
Gains on sale of loans and loan servicing, net	19,520	5,808	13,712	236.1
Wealth and investment services	18,341	15,918	2,423	15.2
Increase in Cash Surrender Value of life insurance	8,490	9,042	(552)	(6.1)
Other income	8,423	4,936	3,487	70.6

Noninterest revenues	213,909	162,195	51,714	31.9
Gain on sale of securities, net	18,574	23,377	(4,803)	(20.5)

Total noninterest income	$232,483	185,572	46,911	25.3%

The increase in noninterest income is primarily due to increased gains on the loan sales for the year of $13.7 million. The interest rate environment during 2003 was very favorable for the mortgage production areas. Higher origination volume contributed approximately $8.8 million of increased gains from sale of mortgage loans into the secondary markets. In addition, the sale of telecommunication loans carried in the held for sale portfolio generated $4.9 million of gains. Insurance revenue continued to show growth in 2003, due principally to the acquisition of Mathog and LJF agencies in 2003, which added $11.3 million of the $12.9 million increase in insurance revenue. Increased premiums for property and casualty insurance contributed to the balance of the increase. Deposit service fees increased $6.9 million due to fees associated with usage of checking products, including the continued growth of accounts from the High Performance Checking product and $1.5 million in ATM related fees. Loan fees increased chiefly due to prepayment penalties, as borrowers sought to refinance their loans as a result of declining rates. Acquisitions contributed an additional $6.3 million to loan fee revenue. The increase in other income was the result of $1.6 million demutualization of life insured proceeds as well as $1.7 million in net direct investment gains.

Noninterest Expenses

Table 4: Noninterest expense comparison of 2003 to 2002.

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2003	2002	Amount	%

Compensation and benefits	$206,381	171,042	35,339	20.7%
Occupancy	30,698	26,606	4,092	15.4
Furniture and equipment	31,143	29,167	1,976	6.8
Intangible amortization	15,998	16,017	(19)	(0.1)
Marketing	11,508	10,522	986	9.4
Professional services	11,708	11,404	304	2.7
Capital securities and preferred stock dividend	12,787	14,388	(1,601)	(11.1)
Acquisition costs	1,497	1,965	(468)	(23.8)
Other expenses	56,262	47,212	9,050	19.2

Total noninterest expenses	$377,982	328,323	49,659	15.1%

The increase in compensation and benefits is chiefly the result of $27.5 million in salaries due to merit increases and increases in staffing due to the expansion of the business. As a result of the adoption of the provisions of SFAS No. 123 to expense stock options, expense in 2003 was $2.8 million higher than in 2002. Increased temporary help and higher commissions due to increased volume in our mortgage lending business contributed to the increase. The current year reflects additional expense related to the full year impact of 2002 acquisitions as well as the 2003 addition of Mathog, BIC, and LJF. Benefits expense comprised $4.8 million of the increase and is related to higher group insurance, pension expense and payroll taxes.

The increase in furniture and occupancy is driven by the de novo branch expansion as well as the full year impact of four regional mortgage offices. Occupancy expense rose due to increased rent expense from acquisitions and de novo branch openings. Other expenses rose due to increased volume of loan originations and from acquisitions and business expansion. In 2003, $1.5 million of acquisition-related expense resulted from the NABT purchase, compared to $2.0 million in 2002 relating to the WBCC purchase.

Income Taxes

Income tax expense increased to $79.8 million in 2003 from $74.0 million in 2002. The effective tax rates were 32.8% in 2003 and 31.6% in 2002. The increase in 2003 is due to the increase in income before taxes. In addition, 2002 was favorably impacted by $2.9 million of additional tax benefits applicable to the recovery of prior years’ transaction costs, and the favorable settlement of other tax liabilities. Income tax expense for 2002 doesn’t include $3.9 million of tax benefit recorded in the cumulative effect of change in method of accounting.

Comparison of 2002 and 2001 Years

For the year 2002, net income was $152.7 million, or $3.16 per diluted common share, an increase of $19.5 million, or 14.7%, compared to $133.2 million or $2.68 per share the previous year. The improvement was the result of increased net interest income and noninterest income that more than offset increases in the provision for loan losses and noninterest expenses. Net interest income rose to $405.7 million for 2002, an increase of $38.2 million, or 10.4%. The net interest margin rose to 3.50% during 2002 from 3.48% the prior year. Noninterest income reached $185.6 million, an increase of $23.5 million, or 14.5%, when compared to $162.1 million the previous period. Noninterest expenses increased $19.4 million, or 6.3%, from the previous year. The provision for loan losses increased $14.6 million to $29.0 million for 2002 due to the fourth quarter sale and writedown of classified telecommunication and cable credits.

Included in the net income for the 2002 year was a $7.3 million (net of taxes) writedown related to the cumulative effective of a change in method of accounting for the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets”. Included in the net income for the 2001 year was a $2.4 million (net of taxes) expense related to the cumulative effect of a change in the method of accounting relating to the implementation of SFAS No. 133 and an extraordinary expense of $1.2 million (net of taxes) that represents costs incurred for early extinguishment of debt for the prepayment of borrowings from the Federal Home Loan Bank.

Net Interest Income

Net interest income totaled $405.7 million for the year ended December 31, 2002, an increase of $38.2 million or 10.4%. This resulted mainly from an increase in average earning assets during the year and from an increase in the net interest margin (on a fully taxable-equivalent basis) to 3.50% for 2002 from 3.48% during the prior year. See the rate/volume table for further information.

The decline in interest rates during 2002 resulted in a favorable environment for Webster. As rates dropped and mortgage and other assets prepaid at increasing levels, and the proceeds were reinvested at lower yields. However, maturing and repricing liabilities were replaced at even lower costs. As can be seen from the rate/volume table, 23% of the increase in net interest income is due to changes in interest rates, with liability costs dropping faster than asset yields. The remaining increase is due to the volume growth in earning assets funded by the growth in low-cost core deposits. See “Asset/Liability Management and Market Risk” section within Management’s Discussion and Analysis for additional information.

Average earning assets increased $1.0 billion or 9.8% with most of the growth occurring in the loan and securities portfolios during 2002. Average interest-bearing liabilities increased $958.9 million with borrowed funds contributing most of the growth.

Interest Income

Total interest income decreased $65.2 million, or 8.6%, to $692.0 million for the year 2002 as compared to $757.2 million the previous year. The decline in the yield on earning assets was the primary cause of decreased interest income. This was due to the lower interest rate environment in 2002 when compared with 2001.

The yield earned on earning assets declined during 2002 to 5.97% from 7.15% the year earlier. In addition to the increased volume of mortgage and other fixed rate loan prepayments during the current year, declines in interest rates impacted the yields on adjustable rate loans, which accounted for approximately 48% of total loans at December 31, 2002.

Earning assets rose during 2002, partially offsetting the reduced yield. Earning assets averaged $11.7 billion during the year, up from $10.6 billion during 2001. Growth occurred primarily in the available for sale securities portfolio and in commercial and consumer loans.

Interest Expense

Interest expense declined $103.5 million, or 26.5%, to $286.3 million for 2002 as compared to $389.8 million the previous year. The decline in expense was primarily due to the decrease in cost of funds, partially offset by increased volume. Due to the short maturity structure of funding sources, Webster was able to take advantage of falling interest rates throughout 2002. Almost one-half, or 43%, of the benefit of declining interest rates was realized in the wholesale borrowing area. The cost of repurchase agreements and other borrowings and FHLB advances also decreased during 2002 by 225 and 121 basis points, respectively. The deposit area accounted for 57% of the rate decline benefit. Savings, checking and certificate of deposit offering rates were decreased as interest rates declined throughout the year.

The average balance of interest-bearing liabilities increased $958.9 million for 2002 compared to 2001. Approximately two-thirds of the increase occurred in borrowings, which had a relative lower cost. The remainder of the increase occurred in lower costing core deposits, (i.e. savings, money market and interest checking accounts).

Provision for Loan Losses

The provision for loan losses increased to $29.0 million for the year ended December 31, 2002 from $14.4 million a year earlier, an increase of $14.6 million or 101.4%. Management performs a quarterly review of the loan portfolio to determine the adequacy of the allowance for loan losses. See the “Allowance for Loan Losses Methodology” section later in this Management’s Discussion and Analysis for further details.

Based upon these reviews, it was determined that the provision for loan losses should be increased over the second half of 2002. Factors that influenced this increase included the following:

•	During the fourth quarter 2002, Webster took action to eliminate its exposure to classified telecommunications and cable loans by sale or by transfer to held for sale. This resulted in an additional fourth quarter charge to the provision of $12.4 million.

•	The strategic plan is to change the mix of the loan portfolio and increase the proportion of commercial and consumer loans and decrease residential mortgage loans. Commercial and consumer lending carry inherently more risk than residential lending.

•	Net charge-offs increased to $13.4 million during 2002 from $9.8 million the previous year, an increase of $3.6 million or 37.5%. The 2002 net charge-offs were concentrated in the commercial lending area, which accounted for $12.0 million, or 89%, of the total. The $13.4 million of 2002 net charge-offs does not include the $12.4 million of writedowns related to the telecommunication loans transferred to held for sale.

At December 31, 2002, the allowance for loan losses totaled $116.8 million or 1.48% of total loans. A year earlier, the allowance totaled $97.3 million or 1.43% of total loans.

Noninterest Income

Table 5: Noninterest income comparison of 2002 to 2001.

	Year ended December 31,		Increase (decrease)
(Dollars in thousands)	2002	2001	Amount	%

Deposit service charges	$61,610	56,061	5,549	9.9%
Loan service fees	18,531	16,262	2,269	14.0
Insurance revenue	27,073	21,751	5,322	24.5
Wealth and investment services	15,918	18,346	(2,428)	(13.2)
Financial advisory services	19,277	15,525	3,752	24.2
Gains on sale of loans and loan servicing, net	5,808	2,771	3,037	109.6
Increase in Cash Surrender Value of life insurance	9,042	9,164	(122)	(1.3)
Other income	4,936	11,597	(6,661)	(57.4)

Noninterest revenue	162,195	151,477	10,718	7.1
Gain on sale of securities, net	23,377	10,621	12,756	120.1

Total noninterest income	$185,572	162,098	23,474	14.5%

Deposit service fees increased due to fees associated with usage of checking products, including the introduction of High Performance Checking product during the year. Loan fees increased due to prepayment penalties, as borrowers sought to refinance their loans as a result of declining rates. In addition, the acquisition of Whitehall in August 2002 contributed $2.7 million to loan service fee income. Insurance revenue continued to show growth in 2002 with an increase of $5.3 million. This is due principally to increased premiums for property and casualty insurance post September 11, 2001 as well as increased sales. The acquisition of Wolff Zackin and Benefits Plans Design insurance agencies in April 2001 has also helped to enhance the increases in insurance revenue. The decline in trust and investment services is the result of declines in stock values and retail investor purchase activity. Fee revenue is based off the value of assets under management. The increased financial advisory services revenue primarily resulted from the increase in valuation services related to client’s implementation of SFAS No. 142 during 2002. A significant portion of the decrease in other income for 2002 was the receipt of a nonrecurring $3.1 million Bank Owned Life Insurance (“BOLI”) benefit payment in 2001. The increase in noninterest income is primarily due to increased securities gains for the year of $12.8 million. The increase in security gains was in response to the favorable interest rate environment.

Noninterest Expenses

Table 6: Noninterest expense comparison of 2002 to 2001.

			Increase (decrease)
(Dollars in thousands)	2002	2001	Amount	%

Compensation and benefits	$171,042	142,899	28,143	19.7%
Occupancy	26,606	25,643	963	3.8
Furniture and equipment	29,167	27,878	1,289	4.6
Intangible amortization	16,017	31,227	(15,210)	(48.7)
Marketing	10,522	8,728	1,794	20.6
Professional services	11,404	8,516	2,888	33.9
Acquisition costs	1,965	—	1,965	—
Capital securities and preferred stock dividend	14,388	15,447	(1,059)	(6.9)
Branch reconfiguration	—	3,703	(3,703)	(100.0)
Other expenses	47,212	44,891	2,321	5.2

Total noninterest expenses	$328,323	308,932	19,391	6.3%

The increase in compensation and benefits of $28.1 million over the prior year is the result of $21.1 million in salaries due to merit increases and increases in staffing due to the expansion of the business. An increase in temporary help and higher commissions was due to increased volume in our mortgage lending business. The current year reflects the full year impact of 2001 acquisitions as well as the year 2002 addition of Whitehall. Benefits expense comprised $7.0 million of the increase and is related to higher group insurance, pension expense and payroll taxes. On July 24, 2002, Webster announced effective July 1, 2002, it will begin to expense the cost of employee stock option using SFAS No. 123 “Accounting for Stock-Based Compensation”. Under the provisions of SFAS No. 123, Webster had previously elected to use APB No. 25 to account for employee stock-based compensation. By electing to use the preferred method under SFAS No. 123, compensation expense will be recorded for employee stock option grants using the fair value method and amortized over the vesting period, commencing with grants made during 2002. For the current year, benefits expense includes $759,000 of stock option expense. This amount will grow as the application of SFAS No. 123 becomes fully phased in. See Note 1 of Notes to Consolidated Financial Statements for information on the full impact of expensing stock options.

The decrease in goodwill and intangible amortization is the result of the adoption of SFAS Nos. 142 and 147, which no longer requires amortization of goodwill as an expense. See Note 9 of Notes to Consolidated Financial Statements contained elsewhere in this report for further information. The impact on 2002 was approximately $15.4 million. In 2002, $2.0 million of acquisition-related expense resulted from the Whitehall purchase.

Income Taxes

Income tax expense increased to $74.0 million in 2002 from $69.4 million in 2001. The effective tax rates were 31.6% and 33.7%, respectively. Had the requirements of SFAS Nos. 142 and 147 been applied to 2001, the effective tax rate would have decreased from 33.7% to 31.8%. The overall increase in expense in 2002 is due to the increase in income before taxes, offset by a $1.7 million net increase in tax benefits applicable to the recovery of prior years’ transaction costs, and the favorable settlement of other tax liabilities. In addition to the above income tax expense, tax benefits of $596,000 were recorded for the 2001 extraordinary item, as well as tax benefits of $3.9 million and $1.2 million for the cumulative effect of change in method of accounting in 2002 and 2001, respectively.

Liquidity and Capital Resources

Liquidity management allows Webster to meet cash needs at a reasonable cost under various operating environments. Liquidity is actively managed and reviewed in order to maintain stable, cost effective funding to support growth in the balance sheet. Liquidity comes from a variety of sources such as the cash flow from operating activities including principal and interest payments on loans and investments, unpledged securities which can be sold or utilized to secure funding and by the ability to attract new deposits. Webster’s goal is to maintain a strong, increasing base of core deposits to support its growing loan portfolios.

The main sources of liquidity are payments of principal and interest from its loan and securities portfolio and the ability to use its loan and securities portfolios as collateral for secured borrowings. Webster Bank is a member of the FHLB system. At December 31, 2003, outstanding FHLB advances totaled $2.5 billion and there was additional borrowing capacity from the FHLB of $140.6 million. Investment securities were not pledged as collateral for FHLB advances at December 31, 2003. Had securities been used for collateral, additional borrowing capacity would be approximately $1.9 billion. There is also the ability to borrow funds through repurchase agreements, using the securities portfolio as collateral. At December 31, 2003, outstanding repurchase agreements totaled $1.4 billion. FHLB advances, repurchase agreements and other borrowings increased $480.7 million from the prior year end, primarily to fund the increase in loans.

Other factors affecting liquidity include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, time deposit maturity structure and retention, credit ratings, investment portfolio cash flows, the composition, characteristics and diversification of wholesale funding sources, and the market value of investment securities that can be used to collateralize FHLB advances and repurchase agreements. The liquidity position is influenced by general interest rate levels, economic conditions and competition. For example, as interest rates decline, payments of principal from the loan and mortgage-backed securities portfolio accelerate, as borrowers are more willing to prepay. Additionally, the market value of the securities portfolio generally increases as rates decline, thereby increasing the amount of collateral available for funding purposes.

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

Webster’s main sources of liquidity at the Parent Company level are dividends from Webster Bank, investment income and net proceeds from borrowings and capital offerings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster’s common stock, and the payment of principal and interest to holders of Senior Notes and capital securities. There are certain restrictions on the payment of dividends. See Note 15 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information on such dividend restrictions. Webster also maintains $75.0 million in revolving lines of credit with correspondent banks as a source of additional liquidity.

During 2003 and 2002, a total of 331,722 and 3,960,690 shares, respectively, of common stock was repurchased utilizing funds of approximately $12.4 million and $138.5 million, respectively. The repurchased shares were the result of an announcement during the 2001 third quarter of a Stock Repurchase Program to acquire 2.5 million shares of its common stock. An additional Stock Repurchase Program was announced during the third quarter of 2002 to buyback an additional 2.4 million shares. See Note 15 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information concerning stock repurchases.

On September 18, 2003, a statutory business trust, Webster Statutory Trust I (“ST I”) was created, of which Webster holds 100% of the common stock interest. The sole asset of ST I is the $77.3 million of Webster’s floating rate subordinated debt securities due in 2033. The interest rate on subordinated debt securities will change quarterly to 3-month LIBOR plus 2.95%. The initial rate was 4.09%. Webster has the right to redeem the subordinated debt securities in whole or in part quarterly, beginning in September 2008. Earlier redemption is possible in the occurrence of a special qualifying event.

Webster Bank is required by regulations adopted by the OTS to maintain liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OTS, may vary from institution to institution depending on such factors as the overall asset/liability structure, market conditions, competition and the nature of the institution’s deposit and loan customers. Management believes it exceeds all regulatory and operational liquidity requirements at December 31, 2003.

Applicable OTS regulations require Webster Bank, as a federal savings bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OTS regulated savings institution, it is also subject to a minimum tangible capital requirement. At December 31, 2003, Webster Bank was in full compliance with all applicable capital requirements and met the FDIC requirements for a “well capitalized” institution. See Note 15 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information concerning capital.

Table 7: Contractual obligations and commercial commitments at December 31, 2003.

Contractual Obligations:

	Payments Due by Period

		Less than
(In thousands)	Total	one year	1-3 years	3-5 years	After 5 years

FHLB advances	$2,510,467	1,543,099	208,907	740,936	17,525
Other borrowed funds	1,892,138	1,591,400	198,212	102,526	—
Senior notes	300,800	—	—	100,800	200,000
Capital trust securities of subsidiary trusts	231,960	—	—	—	231,960
Operating leases	79,460	13,731	22,742	15,092	27,895

Total contractual cash obligations	$5,014,825	3,148,230	429,861	959,354	477,380

Commercial Commitments:

	Amount of Commitment Expirations Per Period

	Total amounts	Less than
(In thousands)	committed	one year	1-3 years	3-5 years	After 5 years

Lines of credit	$1,391,100	329,711	646,778	362,898	51,713
Standby letters of credit	138,293	64,829	32,039	40,146	1,279
Other commercial commitment	309,954	293,644	10,474	5,836	—

Total commercial commitments	$1,839,347	688,184	689,291	408,880	52,992

Off-Balance Sheet Arrangements

In the normal course of operations, Webster engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding.

For the year ended December 31, 2003, Webster Bank engaged in no off-balance sheet transactions reasonably likely to have a material effect on the consolidated financial condition.

Asset/Liability Management and Market Risk

An effective asset/liability management process must balance the risks and rewards from both long and short-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an Asset/Liability Committee (“ALCO”). The primary goal of ALCO is to manage interest rate risk to maximize net economic value and net income over time in changing interest rate environments subject to Board of Director approved risk limits. The Board approves limits for both equity and earnings at risk for parallel shocks in interest rates of plus and minus 100 and 200 basis points.

Market risk consists of interest rate risk, foreign currency risk, commodity price risk and equity price risk. Webster’s primary market risk is interest rate risk. Interest rate risk can be defined as (1) the sensitivity of the economic value of assets less the economic value of its liabilities and off-balance sheet contracts (“equity at risk”) and (2) the sensitivity of earnings to changes in interest rates (“earnings at risk”). Both types of risk measure a change in value for given changes in interest rates.

Equity at risk analyzes sensitivity in the present value of cash flows over the expected life of existing assets, liabilities and off-balance sheet contracts. It is a measure of the long-term interest rate risk to future earnings streams embedded in the current balance sheet. Webster Bank utilizes asset/liability models to measure equity and earnings at risk. Key assumptions underlying the present value of cash flows include the behavior of interest rates and spreads, asset prepayment speeds and attrition rates on deposits. Cashflow projections from the model are continually compared to market expectations for similar collateral types and adjusted based on experience with its portfolio. The model’s valuation results are compared to observable market prices for similar instruments whenever possible. The behavior of deposit and loan customers is studied using historical time series analysis to model future customer behavior under varying interest rate environments.

Earnings at risk analyzes sensitivity in net income over a twelve-month horizon. It uses the same assumptions as equity at risk on the existing balance sheet, but also includes balance sheet growth assumptions over the next twelve months. It is a measure of short-term interest rate risk to reported earnings.

Webster also typically analyzes rate shocks of 300 basis points as well as ad hoc scenarios for specific economic scenarios. With overnight interest rate at 1.00%, downward parallel rate shocks of more than 100 basis points are unrealistic and therefore not currently analyzed. Equity and earnings at risk are quantified using simulation software from one of the leading firms in the field of asset/liability modeling. From such simulations, interest rate risk is quantified and appropriate strategies are formulated and implemented when deemed necessary.

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

Cash flows for all instruments are created for each scenario and each rate path using product specific prepayment models and account specific system data for properties such as maturity date, amortization type, coupon rate, repricing frequency and repricing date. The asset/liability simulation software is enhanced with a mortgage prepayment model and a Collateralized Mortgage Obligation database. Instruments with explicit options (i.e., caps, floors, puts and calls) and implicit options (i.e., prepayment and early withdrawal ability) require such a rate and cashflow modeling approach to more accurately quantify value and risk. On the asset side, risk is impacted the most by mortgage loans and mortgage-backed securities, which can typically prepay at any time without penalty and may have embedded caps and floors. On the liability side, there is a large concentration of customers with indeterminate maturity deposits who have options to add or withdraw funds from their accounts at any time. Webster Bank also has the option to change the interest rate paid on these deposits at any time.

Four main tools are used for managing interest rate risk: (1) the size and duration of the investment portfolio, (2) the size and duration of the wholesale funding portfolio, (3) off balance sheet interest rate contracts and (4) the pricing and structure of its loans and deposits. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, the Committee’s interest rate expectations, the risk position and other factors. ALCO delegates pricing and product design responsibilities to individuals and sub-committees, but monitors and influences their actions on a regular basis.

Various interest rate contracts, including futures and options, interest rate swaps and interest rate caps and floors are used to manage interest rate risk by reducing net exposures. As of December 31, 2003, Webster was paying the floating rate side of $1.3 billion in interest rate swaps of varying maturities. These swaps were entered into during 2003 and 2002 in order to convert fixed rate FHLB advances, repurchase agreements, brokered deposits and subordinated debt into floating rate liabilities. All of the swaps qualify for the short cut hedge accounting treatment under SFAS No. 133, except for $72 million of brokered CD swaps. These swaps qualify for hedge accounting but must undergo hedge effectiveness testing. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged and therefore, the notional amounts should not be taken as a measure of credit risk. See Notes 5 and 16 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information.

Webster can also hold futures and options positions to minimize the price volatility of certain assets held as trading securities. Changes in the market value of these positions are recognized in the Consolidated Statements of Income in the period for which the change occurred.

Table 8: Market value sensitivity.

		Estimated	Estimated Economic Value
	Book	Economic	Change
(Dollars in thousands)	Value	Value	-100 BP	+100 BP

2003
Assets	$14,568,690	14,382,681	274,299	(347,843)
Liabilities	13,415,795	13,415,770	294,220	(246,757)
Off-balance sheet contracts	—	(6,083)	32,839	(30,896)

(Decrease) increase in net economic value			12,918	(131,982)
Net change as % of Tier 1 Capital			1.4%	(13.1)%
2002
Assets	$13,468,004	13,397,462	120,111	(224,521)
Liabilities	12,432,546	12,612,250	316,798	(262,972)
Off-balance sheet contracts	—	(24,957)	16,461	(15,942)

(Decrease) increase in net economic value			(180,226)	22,509
Net change as % of Tier 1 Capital			(22.1)%	2.8%

The book value of assets exceeded the estimated market value at December 31, 2003 and 2002 because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $330.9 million and $297.4 million, respectively. The above table includes interest-earning assets that are not directly impacted by changes in interest rates. Assets include equity securities of $179.9 million at December 31, 2003 and $180.7 million at December 31, 2002. Equity securities include $134.0 million of FHLB stock and $45.9 million in common stock at December 31, 2003. See Note 4 of Notes to the Consolidated Financial Statements contained elsewhere within this report for further information concerning investment securities. Values for mortgage servicing rights have been included in the tables above as movements in interest rates affect their valuation.

The change in sensitivity between 2003 and 2002 is primarily due to changes in the interest rate environment. Long-term interest rates fell almost 100 basis points in the first half of the year. Higher coupon mortgage-related assets prepaid at record speeds and were replaced with lower yielding assets. Interest rates ended the year higher with long rates up 40 to 50 basis points from 2002 and about 100 basis points higher than the lows during the year. These changes have reduced the refinancing incentive and lengthened mortgage-related loan durations compared to last year. Further increases in market rates from year-end levels will now result in a net reduction of economic value. Webster should not be impacted by further decreases in market rates due to the reduction in prepayment risk from lower yielding mortgage-related assets.

Duration is expressed in terms of years and is a measure of the price sensitivity of financial instruments for small changes in interest rates. For fixed rate instruments it can also be thought of as the weighted average expected time to receive future cash flows. The longer the duration, the greater the price sensitivity for changes in interest rates. Floating rate instruments are considered to have a duration of one month and therefore have very little price sensitivity due to changes in interest rates. Increases in interest rates typically reduce the value of fixed rate assets as future discounted cash flows are worth less at higher discount rates. A liability’s value decreases for the same reason in a rising rate environment. A reduction in value of a liability is a benefit, however, as this is an obligation of Webster.

Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. A positive duration gap implies that assets are longer than liabilities and therefore, they have more economic price sensitivity than liabilities and will reset their interest rates relatively slower than liabilities. Consequently, Webster’s net estimated economic value would decrease when interest rates rise as the increased value of liabilities would not offset the decreased value of assets. The opposite would occur when interest rates fall. Net income would also generally be expected to decrease when interest rates rise and increase when they fall. Webster’s duration gap was positive 0.4 at the end of 2003. At the end of 2002, the duration gap was negative 1.0. The change was mainly due to an increase in asset duration from 1.3 in 2002 to 2.2 in 2003 for the reasons discussed above.

The estimated change in net income for the subsequent twelve month period beginning December 31, 2003 for an increase and decrease in interest rate of 100 basis points was a decrease of 1.5% and a decrease of 0.1%, respectively. This estimate assumes interest rates instantaneously increase or decrease parallel along the yield curve. At December 31, 2002, the estimated changes were an increase of 7.1% and a decrease of 12.8%, respectively. The change in earnings sensitivity is due to the same factors that changed market value sensitivity.

Webster, however, expects interest rates to either stay relatively unchanged or to rise modestly in the second half of 2004 and is positioned to benefit from a steep yield curve and relatively stable rates. This position has been achieved primarily through maintaining a relatively shortened duration in the investment portfolio and continued strong growth in core deposits.

These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The economic values and net income estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at December 31, 2003 represents a reasonable level of risk given the low probabilities of a further decline in interest rates or significant increase in interest rates. Management, as always, is prepared to act in the event that interest rates do change rapidly.

Financial Condition

At December 31, 2003, total assets were $14.6 billion, an increase of $1.1 billion, or 8.2%, as compared to total assets of $13.5 billion at December 31, 2002. The increase in total assets was primarily due to growth in loans of $1.3 billion, total securities of $177.2 million, partially offset by a decrease in loans held for sale of $315.3 million. Total liabilities increased $1.1 billion for the current year primarily due to increases in deposits and borrowings of $766.0 million and $480.7 million, respectively. Total equity at December 31, 2003 and 2002 was $1.2 billion and $1.0 billion, respectively.

Securities increased by $177.2 million, or 4.3%, to $4.3 billion at December 31, 2003. As mortgage securities continued to prepay due to the declining interest rate environment in 2003, proceeds from these repayments were reinvested at lower yields back into the securities portfolio with purchases totaling $4.0 billion during the year. During 2003, the municipal securities portfolio was reclassified from available for sale to held to maturity. These securities had a book value of approximately $152.8 million and a fair market value of $156.0 million at the date of transfer. See Note 4 of Notes to Consolidated Financial Statements for further information concerning this reclassification.

Loans, net increased $1.3 billion, or 16.6%, to $9.1 billion at December 31, 2003. Progress in achieving the strategic plan for the loan portfolio continued during 2003. The plan called for an increase in the percentage of outstanding commercial (including commercial real estate) and consumer loans to total loans, while reducing the percentage of residential mortgages. Residential mortgage loans decreased to 41.2% of loans at December 31, 2003 from 43.4% a year earlier. Commercial and consumer loans increased to 36.5% and 23.6% from 36.3% and 21.8%, respectively, a year earlier. Loans held for sale totaled $89.8 million at December 31, 2003, a decrease of $315.3 million, or 77.8%, from a year earlier. Wholesale mortgage origination volumes decreased substantially during the last three months of 2003, which had a direct impact on the amount of loans held for sale. During 2003, in response to market conditions a higher level of residential mortgage loan originations was retained for the portfolio.

At December 31, 2003, the net deferred tax asset approximated $38.1 million, and included a valuation allowance of approximately $10.3 million for the full amount of the Connecticut state tax portion of its gross deferred tax assets, due to uncertainties of realization. Management believes it is more likely than not that it will realize its net deferred tax assets, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that Webster will generate any specific level of future income.

Deposits increased $766.0 million, or 10.1%, to $8.4 billion at December 31, 2003. Deposits also reflected the success of Webster’s strategic plan. The increase occurred primarily in the lower cost, non-maturity deposits, as demand deposits, NOW accounts, regular savings and money market deposits which increased by $677.9 million, or 13.8% while higher cost certificates of deposit increased by $88.1 million, or 3.3%. Certificates of deposit decreased as a percentage of total deposits to 33.2% at December 31, 2003 from 35.4% a year earlier. As a result of the combined effects of the decrease in interest rates during 2003 and the migration of deposits to lower cost, non-maturity deposits, the weighted average interest rate decreased to 1.40% for 2003 from 2.01% a year earlier.

Total borrowings increased $480.7 million, or 10.8%, to $4.9 billion at December 31, 2003. The increase in borrowings for 2003 is primarily due to the completion of a $200 million offering of subordinated notes during the first quarter and $232.0 million of additional debt resulting from the deconsolidation of subsidiary trusts as the result of the adoption of FASB Interpretation No. (“FIN”) 46R on December 31, 2003. See Note 3 of Notes to Consolidated Financial Statements for further information concerning FIN 46R.

Total shareholders’ equity at December 31, 2003 was $1.2 billion. The $117.4 million increase in equity is primarily due to net income of $163.2 million and the acquisition of NABT of $22.0 million, partially offset by cash dividends of $37.4 million and a reduction in unrealized gains on available for sale securities of $32.4 million.

Asset Quality

Asset quality improved in 2003 as nonperforming assets declined to $42.9 million compared to $50.0 million a year earlier. Classified loans totaled $108.8 million at December 31, 2003, a decline of $4.2 million from $113.0 million a year ago. These improvements were due primarily to active problem loan management that included the resolution or reduction of balances of thirteen classified commercial relationships by $14.3 million during 2003. The level of the overall loan loss allowance decreased to 1.32% of total loans at year-end compared with 1.48% at December 31, 2002, primarily due to growth in the loan portfolio. Management believes the level of allowance at December 31, 2003 is adequate for the level of risks in the portfolio.

Nonperforming assets, classified assets, loan delinquency and credit losses are considered to be key measures of asset quality. Asset quality is one of the key factors in the determination of the level of the allowance for loan losses. See “Allowance for Loan Losses” contained elsewhere within this section for further information on the allowance.

Nonperforming Assets

Management devotes significant attention to maintaining asset quality through conservative underwriting standards, active servicing of loans and actively managing nonperforming assets. Nonperforming assets include nonaccrual loans and loans held for sale, loans past due 90 days or more and accruing and foreclosed properties. The aggregate amount of nonperforming assets decreased as a percentage of total assets to 0.29% at December 31, 2003 from 0.37% at December 31, 2002.

Nonperforming loans were $37.6 million at December 31, 2003, compared to $43.3 million at December 31, 2002. Nonperforming loans are defined as nonaccruing loans and loans past due 90 or more days and accruing. The ratio of nonperforming loans to total loans was 0.41% and 0.55% at December 31, 2003 and 2002, respectively. The allowance for loan losses at December 31, 2003 was $121.7 million and represented 323% of nonperforming loans and 1.32% of total loans. At December 31, 2002, the allowance was $116.8 million and represented 270% of nonperforming loans and 1.48% of total loans. Interest on nonaccrual loans that would have been recorded as additional interest income for the years ended December 31, 2003, 2002 and 2001 had the loans been current in accordance with their original terms approximated $2.6 million, $3.2 million, and $3.9 million, respectively. See Note 1 of Notes to Consolidated Financial Statements contained elsewhere within this report for information concerning the nonaccrual loan policy.

The decrease in nonaccrual loans of $6.5 million, or 15.3%, was due mainly to six loans totaling $3.9 million being paid off and one loan of $1.6 million moving from nonaccrual status to accruing during 2003. In addition, $3.7 million of loans in held for sale were sold. These decreases were partially offset by a rise in the level of loans past due 90 days and in foreclosed properties.

Table 9: Nonperforming assets.

	At December 31,

(In thousands)	2003	2002	2001	2000	1999

Loans accounted for on a nonaccrual basis:
Commercial:
Commercial banking	$13,772	15,486	20,574	11,360	13,169
Specialized lending	6,427	3,399	8,947	5,168	—
Equipment financing	5,583	6,586	7,333	—	—

Total commercial	25,782	25,471	36,854	16,528	13,169
Commercial real estate	3,325	9,109	11,062	13,340	12,553
Residential	6,128	7,263	7,677	8,842	11,490
Consumer	959	894	1,823	2,324	1,182

Total nonaccruing loans	36,194	42,737	57,416	41,034	38,394

Nonaccruing loans held for sale:
Commercial	—	3,706	—	—	—

Loans past due 90 days or more and accruing:
Commercial	494	515	—	—	698
Commercial real estate	956	—	—	—	—

Total loans past due 90 days or more and accruing	1,450	515	—	—	698

Foreclosed Properties:
Residential and consumer	942	509	2,504	2,284	2,698
Commercial	4,296	2,568	2,534	1,011	2,210

Total foreclosed property	5,238	3,077	5,038	3,295	4,908

Total nonperforming assets	$42,882	50,035	62,454	44,329	44,000

It is Webster’s policy that all loans 90 or more days past due are placed in nonaccruing status. Occasionally, there are circumstances that cause loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection.

Troubled Debt Restructures

The following accruing loans are considered troubled debt restructurings consistent with SFAS No. 15. A modification of terms constitutes a troubled debt restructuring if, for reasons related to the debtor’s financial difficulties, a concession is granted to the debtor that would not otherwise be considered.

Table 10: Troubled debt restructures.

	At December 31,

(In thousands)	2003	2002	2001	2000	1999

Residential	$710	826	1,262	1,588	1,273
Commercial	—	—	—	—	33
Commercial real estate	—	18	3,767	3,842	4,033
Consumer	21	78	204	32	564

Total	$731	922	5,233	5,462	5,903

Other Past Due Loans

Table 11: Loans past due 30 to 89 days.

	December 31,

	2003		2002		2001		2000		1999

		Percent		Percent		Percent		Percent		Percent
	Principal	of loans	Principal	of loans	Principal	of loans	Principal	of loans	Principal	of loans
(Dollars in thousands)	Balances	outstanding	Balances	outstanding	Balances	outstanding	Balances	outstanding	Balances	outstanding

Residential	$9,443	0.10%	$13,318	0.17%	$18,359	0.27%	$20,974	0.30%	$20,499	0.34%
Commercial	6,285	0.07	21,894	0.28	16,286	0.23	10,883	0.16	7,104	0.12
Commercial real estate	14,419	0.16	21,324	0.27	22,973	0.34	16,101	0.23	11,865	0.19
Consumer	2,403	0.02	6,757	0.08	5,260	0.08	6,135	0.09	4,746	0.08

Total	$32,550	0.35%	$63,293	0.80%	$62,878	0.92%	$54,093	0.78%	$44,214	0.73%

Classified Loans

Under the loan classification system, problem loans are classified as substandard, doubtful or loss (collectively classified loans), depending on the presence of certain characteristics. A loan is considered substandard if, in the opinion of management, there are potential deficiencies which could result in the loan becoming inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility that some loss could sustain if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses that are present make collection or liquidation in full on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as loss are those considered uncollectible and of such little value that to continue to report them as loans without the establishment of a specific loss reserve is not warranted. The loan classification system is consistent with the classification system prescribed by the OTS.

When loans are classified as either substandard or doubtful, a portion of the allowance for loan losses in an amount deemed prudent by management is allocated as either a specific reserve or a general reserve against such loans. Specific reserves represent an allocation of the allowance against specific credits where a deficiency in collateral value or cash flow exists. See Note 5 of Notes to Consolidated Financial Statements included elsewhere within this report for additional information, including the recognition of cash basis interest income. All other substandard or doubtful loans receive an allocation of a general reserve. General reserves represent a portion of the allowance for loan losses which has been allocated to recognize the inherent risk associated with these loans. When loans are classified as loss, a specific allowance for the loss is established equal to 100% of the amount of the loan and a charge-off is subsequently taken for such amount. An institution’s determination as to the classification of its loans and the amount of its allocated reserves is subject to review by the OTS, which can require the establishment of additional reserves if it is in disagreement with the institution.

Table 12: Classified loans.

			Commercial

			Commercial
(In thousands)	Total	Residential	Banking*	Specialized	CRE**	Consumer

December 31, 2003
Substandard:
Accruing	$72,638	999	63,408	8,231	—	—
Nonaccruing	29,403	6,097	17,413	5,067	—	826

Total substandard	102,041	7,096	80,821	13,298	—	826
Doubtful:
Nonaccruing	6,791	31	5,267	1,359	—	134
Loss	—	—	—	—	—	—

Total classified loans	$108,832	7,127	86,088	14,657	—	960

Classified as a percent of loan type	1.2%	0.2	4.8	5.7	—	—

			Commercial

			Commercial
(In thousands)	Total	Residential	Banking*	Specialized	CRE**	Consumer

December 31, 2002
Substandard:
Accruing	$70,245	1,171	50,347	18,727	—	—
Nonaccruing	38,994	7,155	31,082	—	—	757

Total substandard	109,239	8,326	81,429	18,727	—	757
Doubtful:
Nonaccruing	3,743	108	99	3,399	—	137
Loss	—	—	—	—	—	—

Total classified loans	$112,982	8,434	81,528	22,126	—	894

Classified as a percent of loan type	1.4%	0.2	5.8	5.8	—	0.1

*	Includes Middle Market, Small Business Banking, Asset-Based Lending and Equipment Financing.

**	Does not include CRE loans administered by Middle Market and Small Business Banking, which are included in Commercial Banking.

At December 31, 2003, there was a decrease of $4.2 million in classified loans from the prior year end. This decrease occurred primarily in the Specialized portfolio, which declined $7.5 million. This decline primarily resulted from two credit relationships being sold during the fourth quarter of 2003 partially offset by two additions to classified loans that were added in the first and fourth quarters of 2003. Partially offsetting the specialized portfolio decline was an increase in classified Commercial of $4.8 million consisting of 3 loans that were classified as doubtful during 2003. Classified loans as a percent of total loans decreased to 1.2% from 1.4% the prior year. Classified as a percentage in the Specialized portfolio decreased to 5.7% at December 31, 2003 from 5.8% at December 31, 2002. Classified Commercial Banking loans also decreased to 4.8% of the portfolio from 5.8% the prior year although classified loan totals increased due to the growth in the portfolio. The Classified loans table above does not include loans held for sale. At December 31, 2002, there were $3.7 million in commercial loans held for sale that were classified as substandard.

Because Webster believes that early identification and management of problem loans serves to minimize future losses, it employs a rigorous portfolio review and management process, which identifies deteriorating credit risk and proactively manages problem loans. At December 31, 2003, $36.2 million of nonperforming loans (excluding accruing troubled debt restructurings) were included in the classified loan total. The remaining classified loans of $72.6 million continued to perform in accordance with their contractual terms and to accrue interest. Under the definition of substandard above, these loans are considered by management to be potential problem loans.

Allowance for Loan Losses

Methodology

The allowance for loan losses is maintained at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors which, in management’s judgment, deserve current recognition in estimating loan losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on nonaccrual loans, classified loans and watch list loans including an analysis of the collateral for such loans. The allowance for loan losses at December 31, 2003 and 2002 totaled $121.7 million and $116.8 million, respectively. Management believes that the allowance for loan losses at December 31, 2003 is adequate to cover probable losses inherent in the loan portfolio.

Management considers the adequacy of the allowance for loan losses a critical accounting policy, consistent with the SEC’s financial release concerning critical accounting policies. As such, the adequacy of allowance for loan losses is subject to judgment in its determination. Actual loan losses could differ materially from management’s calculation if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Connecticut and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for loan losses is adequate as of December 31, 2003, actual results may prove different and these differences could be significant.

Webster’s methodology for assessing the appropriateness of the allowance consists of several key elements. The loan portfolio is segmented into pools of loans that are similar in type and risk characteristic. These homogeneous pools are tracked over time and historic delinquency, nonaccrual and loss information is collected and analyzed. In addition, problem loans are identified and analyzed individually on a periodic basis to detect specific probable losses. Webster collects industry delinquency, nonaccrual and loss data for the same portfolio segments for comparison purposes.

The data is analyzed and estimates of probable losses in the portfolio are estimated by calculating formula allowances for homogeneous pools of loans and classified loans and specific allowances for impaired loans. The formula allowance is calculated by applying loss factors to the loan pools based on historic default and loss rates, internal risk ratings, and other risk-based characteristics. Changes in risk ratings, and other risk factors, from period to period for both performing and nonperforming loans affect the calculation of the formula allowance. Loss factors are based on Webster’s loss experience, and may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. This approach fully allocates the allowance and at December 31, 2003, there were no unallocated reserves. The following is considered when determining probable losses:

•	Webster utilizes migration models, which track the dynamic business characteristics inherent in the specific portfolios. The assumptions are updated periodically to match changes in the business cycle.

•	Pooled loan loss factors (not individually graded loans) are based on expected net charge-offs. Pooled loans are loans that are homogeneous in nature, such as residential and consumer loans.

•	The loan portfolios are characterized by historical statistics such as default rates, cure rates, loss in event of default rates and internal risk ratings.

•	Webster statistically evaluates the impact of larger concentrations in the commercial loan portfolio.

•	Comparable industry charge-off statistics by line of business, broadly defined as residential, consumer, home equity and second mortgages, commercial real estate and commercial and industrial lending, are utilized as factors in calculating loss estimates in the loan portfolios.

•	Actual losses by portfolio segment are reviewed to validate estimated future probable losses.

At December 31, 2003, the allowance for loan losses was $121.7 million, or 1.32% of the total loan portfolio, and 323% of total nonperforming loans. This compares with an allowance of $116.8 million or 1.48% of the total loan portfolio, and 270% of total nonperforming loans at December 31, 2002.

As management performed its review of the loan portfolio and the loan loss allowance, it considered various factors when determining the adequacy of the allowance. The amount allocated to the residential portfolio reflects the improving net charge-off ratio and the decline in these loans as a percentage of the total loan portfolio. The commercial loan allocation reflects the growth in the portfolio partially offset by the decline in syndicated loans in the Specialized division. The increased allocation for commercial real estate and consumer loans reflect the growth in these portfolios. Management believes that the allowance for loan losses at December 31, 2003 is adequate to cover probable losses in the loan portfolio.

Table 13: Allowance for loan losses activity.

	For the years ended December 31,

(Dollars in thousands)	2003	2002	2001	2000	1999

Balance at beginning of period	$116,804	97,307	90,809	72,658	65,201
Allowances for acquired loans	2,116	16,338	1,851	10,980	3,647
Writedown of loans transferred to held for sale	—	(12,432)	—	—	—
Provisions charged to operations	25,000	29,000	14,400	11,800	9,000

Subtotal	143,920	130,213	107,060	95,438	77,848

Charge-offs:
Residential	(607)	(882)	(1,096)	(1,583)	(3,246)
Commercial	(24,898)	(13,775)	(8,978)	(3,781)	(2,376)
Commercial real estate (a)	—	—	—	—	—
Consumer	(644)	(1,093)	(1,501)	(1,452)	(1,784)

Total charge-offs	(26,149)	(15,750)	(11,575)	(6,816)	(7,406)
Recoveries:
Residential	252	191	333	372	838
Commercial	3,382	1,813	1,267	1,571	1,079
Commercial real estate (a)	—	—	—	—	—
Consumer	269	337	222	244	299

Total recoveries	3,903	2,341	1,822	2,187	2,216

Net charge-offs	(22,246)	(13,409)	(9,753)	(4,629)	(5,190)

Balance at end of period	$121,674	116,804	97,307	90,809	72,658

(a)	All Small Business Banking loans, both commercial and commercial real estate, are considered commercial for purposes of charge-offs and recoveries.

Table 14: Net charge-offs to average outstanding loans by category.

	For the years ended December 31,

	2003	2002	2001	2000	1999

Residential	0.01%	0.02	0.02	0.03	0.06
Commercial	0.69	0.75	0.58	0.21	0.21
Commercial real estate	—	—	—	—	—
Consumer	0.02	0.05	0.16	0.19	0.28

Total	0.25%	0.18	0.14	0.07	0.09

Table 15: Allocation of allowance for loan losses.

	At December 31,

		2003		2002		2001		2000		1999

		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
(Dollars in thousands)	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans

Allowance for loan losses at end of period applicable to:
Residential mortgage	$13,594	40.6%	$18,540	42.8%	$17,614	49.6%	$18,321	60.0%	$25,196	63.9%
Commercial loans	72,418	22.2	67,293	22.7	47,390	20.1	43,798	17.5	20,566	15.0
Commercial real estate	21,691	13.9	19,646	13.0	22,894	14.3	20,865	12.4	20,630	12.2
Consumer loans	13,971	23.3	11,325	21.5	9,409	16.0	7,825	10.1	6,266	8.9

Total	$121,674	100.0%	$116,804	100.0%	$97,307	100.0%	$90,809	100.0%	$72,658	100.0%

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

Unlike most industrial companies, substantially all of the assets and liabilities of a banking institution are monetary in nature. As a result, interest rates have a more significant impact on Webster’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Market Risk”.

ITEM 8. Financial Statements and Supplementary Data

Management’s Report

To Our Shareholders:

The management of Webster is responsible for the integrity and objectivity of the financial and operating information contained in this annual report, including the Consolidated Financial Statements covered by the Independent Auditors’ Report. These statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts that are based on the best estimates and judgment of management.

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
Chief Financial Officer

Independent Auditors’ Report

The Board of Directors and Shareholders of
Webster Financial Corporation

We have audited the accompanying consolidated statements of condition of Webster Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Webster Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KPMG LLP

March 5, 2004
Hartford, Connecticut

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	At December 31,

(In thousands, except share and per share data)	2003	2002

Assets:
Cash and due from depository institutions	$209,234	266,463
Short-term investments	42,420	15,596
Securities: (Notes 4 and 13)
Trading, at fair value	555	5,752
Available for sale, at fair value	4,128,255	4,119,245
Held-to-maturity securities (fair value of $174,631)	173,371	—
Loans held for sale (Note 16)	89,830	405,157
Loans, net (Notes 5 and 6)	9,091,135	7,795,835
Accrued interest receivable	52,756	54,601
Goodwill (Note 9)	274,113	236,478
Cash surrender value of life insurance	180,556	172,066
Premises and equipment, net (Note 7)	95,631	84,683
Intangible assets (Note 9)	56,816	60,881
Deferred tax asset, net (Note 8)	38,088	14,951
Prepaid expenses and other assets (Note 10)	135,930	236,296

Total assets	$14,568,690	13,468,004

Liabilities and Shareholders’ Equity:
Deposits (Note 11)	$8,372,135	7,606,122
Federal Funds purchased and securities sold under agreement to repurchase (Note 13)	1,892,138	2,166,640
Federal Home Loan Bank advances (Note 12)	2,511,495	2,163,029
Other long-term debt (Note 14)	532,760	126,000
Accrued expenses and other liabilities	97,690	239,923

Total liabilities	13,406,218	12,301,714

Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts (Notes 14 and 20)	—	121,255
Preferred stock of subsidiary corporation (Note 21)	9,577	9,577
Commitments and contingencies (Notes 5, 6 and 22)	—	—
Shareholders’ Equity: (Note 15)
Common stock, $.01 par value:
Authorized - 200,000,000 shares at December 31, 2003 and 2002;
Issued - 49,512,045 shares at December 31, 2003 and 49,506,970 shares at December 31, 2002	495	495
Paid-in capital	416,007	415,067
Retained earnings	833,357	707,531
Less Treasury stock at cost, 3,235,826 shares at December 31, 2003 and 3,880,973 shares at December 31, 2002	(112,713)	(134,318)
Accumulated other comprehensive income	19,736	50,596
Unearned compensation	(3,987)	(3,913)

Total shareholders’ equity	1,152,895	1,035,458

Total liabilities and shareholders’ equity	$14,568,690	13,468,004

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,

(In thousands, except per share data)	2003	2002	2001

Interest Income:
Loans	$460,677	454,671	515,457
Loans held for sale	15,409	9,729	4,463
Securities and short-term investments	182,632	227,634	237,315

Total interest income	658,718	692,034	757,235

Interest Expense:
Deposits (Note 11)	111,311	146,162	216,335
FHLB advances and other borrowings	114,953	128,984	162,257
Other long-term debt	18,935	11,160	11,164

Total interest expense	245,199	286,306	389,756

Net interest income	413,519	405,728	367,479
Provision for loan losses (Note 6)	25,000	29,000	14,400

Net interest income after provision for loan losses	388,519	376,728	353,079

Noninterest Income:
Deposit service charges	70,018	61,610	56,061
Insurance revenue	39,975	27,073	21,751
Loan fees	26,384	18,531	16,262
Financial advisory services	22,758	19,277	15,525
Gain on sale of loans and loan servicing, net	19,520	5,808	2,771
Gain on sale of securities, net (Note 4)	18,574	23,377	10,621
Wealth and investment services	18,341	15,918	18,346
Increase in cash surrender value of life insurance	8,490	9,042	9,164
Other income	8,423	4,936	11,597

Total noninterest income	232,483	185,572	162,098

Noninterest Expenses:
Compensation and benefits	206,381	171,042	142,899
Occupancy	30,698	26,606	25,643
Furniture and equipment	31,143	29,167	27,878
Intangible assets amortization (Note 9)	15,998	16,017	31,227
Marketing	11,508	10,522	8,728
Professional services	11,708	11,404	8,516
Capital securities (Note 20)	11,924	13,525	14,462
Dividends on preferred stock of subsidiary corporation (Note 21)	863	863	985
Acquisition costs	1,497	1,965	—
Branch reconfiguration	—	—	3,703
Other expenses	56,262	47,212	44,891

Total noninterest expenses	377,982	328,323	308,932

Income before income taxes, extraordinary item and cumulative effect of change in accounting method	243,020	233,977	206,245
Income taxes (Note 8)	79,772	73,965	69,430

Income before extraordinary item and cumulative effect of change in accounting method	163,248	160,012	136,815
Extraordinary item — early extinguishment of debt (net of tax benefit of $596) (Note 12)	—	—	(1,209)
Cumulative effect of change in method of accounting (net of tax benefit of $3,920 and $1,196, respectively) (Notes 9 and 16)	—	(7,280)	(2,418)

Net Income	$163,248	152,732	133,188

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

	Years ended December 31,

(In thousands, except per share data)	2003	2002	2001

Net income	$163,248	152,732	133,188
Basic earning per share:
Income before extraordinary item and cumulative effect of change in accounting method	$3.58	3.36	2.79
Extraordinary item — early extinguishment of debt	—	—	(0.03)
Cumulative effect of change in method of accounting	—	(0.15)	(0.05)

Net income	$3.58	3.21	2.71

Diluted earnings per share:
Income before extraordinary item and cumulative effect of change in accounting method	$3.52	3.31	2.75
Extraordinary item — early extinguishment of debt	—	—	(0.02)
Cumulative effect of change in method of accounting	—	(0.15)	(0.05)

Net Income	$3.52	3.16	2.68

Weighted average shares outstanding:
Basic	45,542	47,584	49,086
Dilutive effect of stock-based compensation	820	808	657

Diluted	46,362	48,392	49,743

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,

(In thousands)	2003	2002	2001

Net Income	$163,248	152,732	133,188
Other comprehensive income (loss), net of tax:
Unrealized net holding (loss) gain on securities available for sale arising during year (net of income tax effect of ($14,908), $32,351 and $14,804, for 2003, 2002 and 2001, respectively)	(21,343)	48,628	23,570
Reclassification adjustment for net gains included in net income (net of income tax effect of $7,311, $9,194 and $3,529 for 2003, 2002 and 2001, respectively)	(11,024)	(13,862)	(6,850)
Additional minimum pension liability (net of income tax expense (benefit) of $474)	—	881	(881)
Deferred gain on cash flow hedge (Note 14)	1,690	—	—
Reclassification adjustment for cash flow hedge gain amortization included in net income	(162)	—	—
Reclassification adjustment for amortization of unrealized gain upon transfer to held to maturity (net of income tax)	(21)	—	—

Other comprehensive (loss) income	(30,860)	35,647	15,839

Comprehensive income	$132,388	188,379	149,027

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Employee	Accumulated
						Stock	Other
						Ownership	Compre-
					Unearned	Plan Shares	hensive
	Common	Paid-in	Retained	Treasury	Compen-	Purchased	Income
(In thousands, except per share data)	Stock	Capital	Earnings	Stock	sation	With Debt	(Loss)	Total

Balance, December 31, 2000	$495	416,334	490,078	(13,361)	(1,640)	(642)	(890)	890,374
Net income for 2001	—	—	133,188	—	—	—	—	133,188
Dividends paid:
$.67 per common share	—	—	(33,003)	—	—	—	—	(33,003)
Allocation of ESOP shares	—	440	—	—	—	356	—	796
Exercise of stock options	—	(2,961)	—	10,583	—	—	—	7,622
Common stock repurchased	—	—	—	(11,223)	—	—	—	(11,223)
Consideration granted for purchase acquisitions	—	221	—	1,181	—	—	—	1,402
Net unrealized gain on securities available for sale, net of taxes	—	—	—	—	—	—	16,720	16,720
Stock-based compensation	—	1,160	—	2,679	(2,358)	—	—	1,481
Additional minimum pension liability, net of tax	—	—	—	—	—	—	(881)	(881)
Other, net	—	—	(9)	—	—	—	—	(9)

Balance, December 31, 2001	495	415,194	590,254	(10,141)	(3,998)	(286)	14,949	1,006,467
Net income for 2002	—	—	152,732	—	—	—	—	152,732
Dividends paid:
$.74 per common share	—	—	(35,463)	—	—	—	—	(35,463)
Allocation of ESOP shares	—	571	—	—	—	286	—	857
Exercise of stock options	—	(1,630)	—	7,664	—	—	—	6,034
Common stock repurchased	—	—	—	(138,511)	—	—	—	(138,511)
Consideration granted for purchase acquisitions	—	—	—	2,765	—	—	—	2,765
Net unrealized gain on securities available for sale, net of taxes	—	—	—	—	—	—	34,766	34,766
Stock-based compensation	—	922	8	3,905	85	—	—	4,920
Additional minimum pension liability adjustment, net of tax	—	—	—	—	—	—	881	881
Other, net	—	10	—	—	—	—	—	10

Balance, December 31, 2002	495	415,067	707,531	(134,318)	(3,913)	—	50,596	1,035,458

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)

						Employee	Accumulated
						Stock	Other
						Ownership	Compre-
					Unearned	Plan Shares	hensive
	Common	Paid-in	Retained	Treasury	Compen-	Purchased	Income
(In thousands, except per share data)	Stock	Capital	Earnings	Stock	sation	With Debt	(Loss)	Total

Balance, December 31, 2002	$495	415,067	707,531	(134,318)	(3,913)	—	50,596	1,035,458
Net income for 2003	—	—	163,248	—	—	—	—	163,248
Dividends paid:
$.82 per common share	—	—	(37,422)	—	—	—	—	(37,422)
Exercise of stock options	—	(3,647)	—	11,916	—	—	—	8,269
Common stock repurchased	—	—	—	(12,400)	—	—	—	(12,400)
Consideration granted for purchase acquisition	—	1,812	—	20,163	—	—	—	21,975
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	—	—	(32,367)	(32,367)
Stock-based compensation	—	3,766	—	1,926	(74)	—	—	5,618
Repurchase of capital trust securities	—	(991)	—	—	—	—	—	(991)
Amortization of unrealized gain on securities transferred to held to maturity, net of taxes	—	—	—	—	—	—	(21)	(21)
Deferred gain from hedge, net of amortization	—	—	—	—	—	—	1,528	1,528

Balance, December 31, 2003	$495	416,007	833,357	(112,713)	(3,987)	—	19,736	1,152,895

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,

(In thousands)	2003	2002	2001

Operating Activities:
Net income	$163,248	152,732	133,188
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	25,000	29,000	14,400
Depreciation and amortization	37,524	21,637	16,710
Amortization of intangible assets	15,998	16,017	31,227
Stock-based compensation	5,618	3,389	1,184
Cumulative effect of change in accounting method	—	11,200	3,614
Net gains on sale of foreclosed properties	(216)	(321)	(1,094)
Net gains on sale of securities	(18,335)	(23,056)	(10,379)
Net gains on sale of loans and servicing	(19,520)	(5,808)	(2,771)
Net gains on trading securities	(239)	(321)	(242)
Decrease (increase) in trading securities	5,436	(5,431)	248
Increase in cash surrender value of life insurance	(8,490)	(9,042)	(9,164)
Loans originated for sale	(2,693,403)	(1,862,618)	(1,009,808)
Proceeds from sale of loans originated for sale	3,028,250	1,601,379	883,620
Decrease in interest receivable	1,845	547	15,445
Decrease (increase) in prepaid expenses and other assets	115,794	(163,994)	(23,290)
(Decrease) increase in accrued expenses and other liabilities, net	(160,587)	151,236	(49,675)
Proceeds from surrender of life insurance contracts	—	—	19,008
Other, net	—	(397)	—

Net cash provided (used) by operating activities	497,923	(83,851)	12,221

Investing Activities:
Purchases of securities, available for sale	(4,018,142)	(2,911,662)	(2,388,654)
Proceeds from maturities and principal repayments of securities available for sale	1,950,084	1,649,991	824,129
Proceeds from sales of securities, available for sale	1,937,431	1,219,876	1,007,000
Purchases of held-to-maturity securities	(17,448)	—	—
Decrease (increase) in short-term investments, net	4,089	20,341	(34,148)
(Increase) decrease in loans, net	(1,200,185)	(667,914)	300,706
Proceeds from sale of foreclosed properties	4,401	4,828	5,562
Purchases of premises and equipment, net	(22,560)	(18,555)	(6,747)
Net cash paid for acquisitions	(57,587)	(430,770)	(17,263)
Deferred realized hedging gains	1,690	—	—
Other, net	(611)	—	—

Net cash used by investing activities	(1,418,838)	(1,133,865)	(309,415)

Financing Activities:
Net increase in deposits	616,021	539,651	85,343
Proceeds from FHLB advances	50,769,098	15,657,895	18,263,937
Repayment of FHLB advances	(50,442,836)	(16,026,045)	(18,112,832)
(Decrease) increase in securities sold under agreement to repurchase and other borrowings	(274,502)	1,290,455	91,223
Other long-term debt issued	200,000	—	—
Other long-term debt repaid	(25,200)	—	—
Redemption of Series A preferred stock of subsidiary corporation	—	—	(40,000)
Issuance of capital trust securities	75,000	—	—
Redemption of capital trust securities	(12,342)	(28,745)	—
Cash dividends to common shareholders	(37,422)	(35,463)	(33,003)
Exercise of stock options	8,269	6,034	7,622
Common stock repurchased	(12,400)	(138,511)	(11,223)

Net cash provided by financing activities	863,686	1,265,271	251,067

(Decrease) increase in cash and cash equivalents	(57,229)	47,555	(46,127)
Cash and cash equivalents at beginning of year	266,463	218,908	265,035

Cash and cash equivalents at end of year	$209,234	266,463	218,908

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years ended December 31,

(In thousands)	2003	2002	2001

Supplemental Disclosures:
Income taxes paid	$78,146	80,419	70,070
Interest paid	243,331	280,091	408,699
Supplemental Schedule of Noncash Investing and Financing Activities:
Transfer of loans to foreclosed properties	6,347	2,545	6,212
Reclassification of available for sale securities to held to maturity	155,962	—	—
Reclassification of held to maturity securities to available for sale (fair value of $248,215 at January 1, 2002)	—	—	261,747

Assets acquired and liabilities assumed and assets sold and liabilities extinguished were as follows:

	Years ended December 31,

(In thousands)	2003	2002	2001

Fair value of noncash assets acquired	$222,189	430,604	247,040
Fair value of liabilities assumed	219,495	608	251,842
Fair value of common stock issued	21,975	2,750	1,402

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

a) Basis of Financial Statement Presentation

     1) Principles of Consolidation

The Consolidated Financial Statements include the accounts of Webster Financial Corporation (“Webster”) and its subsidiaries. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and all significant intercompany balances and transactions have been eliminated in consolidation.

     2) Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the periods presented. The actual results could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan losses and the valuation allowance for the deferred tax asset.

b) Cash and Cash Equivalents

For the purposes of the Statements of Cash Flows, cash on hand and in banks is reflected as cash and cash equivalents.

c) Securities

Securities are classified as available for sale, held to maturity or trading. Management determines the appropriate classification of securities at the time of purchase. Securities are classified as held to maturity when the intent and ability is to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Securities bought and held for the purpose of selling in the near term are classified as trading and are carried at fair value, with net unrealized gains and losses recognized currently in noninterest income. Securities not classified as held to maturity or trading are classified as available for sale and are stated at fair value. Unrealized gains and losses, net of tax, on available for sale securities are included in accumulated other comprehensive income (loss), net of income taxes, as a separate component of shareholders’ equity. Transfers from available for sale to held to maturity are recorded at fair market value at the time of transfer. Any unrealized gain or loss on transferred securities is reclassified as a separate component of accumulated other comprehensive income and amortized as an adjustment to interest income using a method that approximates the level yield method. The reported value of held to maturity or available for sale securities is adjusted for amortization of premiums or accretion of discounts using a method that approximates the level yield method. Such amortization and accretion is included in interest income from securities. Non-marketable securities, such as Federal Home Loan Bank (“FHLB”) stock, are carried at cost. Unrealized losses on securities are charged to noninterest income when the decline in fair value of a security is judged to be other than temporary. The specific identification method is used to determine realized gains and losses on sales of securities.

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

Commercial loans are considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement. Impaired loans included in nonperforming loans generally are nonaccrual commercial type loans, commercial loans past due 90 days or more and still accruing interest, and all loans restructured in a troubled debt restructuring.

While employing industry accepted portfolio management practices and through aggressive problem loan management, management periodically will identify credit losses within the loan portfolio. Loans, or portions of loans, are charged-off against the reserve when deemed by management to be uncollectible. Charge-offs are processed in accordance with established Federal regulatory guidelines. Recoveries on previously charged off loans are credited to the reserve.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan origination fees, net of certain direct origination costs and premiums and discounts on loans purchased, are recognized in interest income over the lives of the loans using a method approximating the interest method.

e) Allowance for Loan Losses

The allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in the loan portfolio. This allowance is increased by provisions charged to operations and by recoveries on loans previously charged-off, and reduced by charge-offs on loans.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require recognize additions to the allowance for loan losses based on judgments different from those of management.

The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). Estimated costs to sell on a discounted basis is considered when determining the fair value of collateral in the measurement of impairment if these costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.

f) Derivative Instruments and Hedging Activities

Derivatives are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 137, 138 and 149. Webster recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of the derivatives are reported in either earnings or other comprehensive income (loss), depending on the use of the derivative and whether or not it qualifies for hedge accounting. Hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception and on an ongoing basis. Accounting for hedges varies based on the type of hedge — fair value or cash flow. Results of effective hedges are recognized in current earnings for fair value hedges and in other comprehensive income (loss) for cash flow hedges. Ineffective portions of hedges are recognized immediately in earnings and are not deferred. There may be increased volatility in net income and other comprehensive income (loss) on an ongoing basis as a result of accounting for derivative instruments in accordance with SFAS No. 133, as amended.

Interest rate lock commitments are extended to borrowers that relate to the origination of readily marketable mortgage loans held for sale (“rate locks”). To mitigate the interest rate risk inherent in these rate locks, as well as closed mortgage loans held for sale (“loans held for sale”), mandatory forward commitments are established to sell mortgage-backed securities and best efforts forward commitments to sell individual mortgage loans (“forward commitments”). Rate locks and forward commitments are considered to be derivatives under SFAS No. 133, as amended. The estimated fair value of the rate locks and forward commitments are recorded on the balance sheet in either other assets or other liabilities, with the offset to gain on sales of loans and loan servicing, net included in noninterest income. The derivative activities associated with the loans held for sale portfolio qualify as a fair value hedge under SFAS No. 133. A highly effective relationship has been established between the loans held for sale portfolio and certain forward sales commitments.

g) Short-term investments

Short-term investments consist primarily of deposits in the Federal Home Loan Bank (“FHLB”) or other short-term money market investments. These deposits are carried at cost, which approximates market value.

h) Premises and Equipment and Depreciation

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

i) Impairment of Long-lived Assets

Long-lived assets are evaluated periodically for impairment. An assessment of recoverability is performed prior to any writedown of an asset. If circumstances suggest their value may be impaired, noninterest expense would be charged in the current period.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

j) Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either separately or in combination with a related contract, asset or liability. On January 1, 2002, SFAS No. 142, “Goodwill and Other Intangible Assets”, was adopted. Under the provisions of SFAS No. 142, goodwill is no longer amortized into noninterest expense over an estimated useful life, but rather is tested at least annually for impairment. Intangible assets with finite useful lives continue to be amortized over their estimated useful lives but also continue to be subject to impairment testing.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight line basis over periods ranging from twelve to twenty years from acquisition dates. Goodwill was also subject to periodic reviews for events or changes in circumstances that may indicate that the carrying amount was not recoverable, and impairment was to be recognized if permanent loss was indicated.

k) Cash Surrender Value of Life Insurance

The investment in life insurance represents the cash surrender value of life insurance policies on officers of Webster. Increases in the cash surrender value are recorded as other noninterest income. Decreases are the result of collection on the policies due to the death of an insured.

l) Income Taxes

Webster accounts for income taxes in accordance with SFAS No. 109, an “asset and liability” method. Accordingly, its deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in its financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of its existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income taxes in the period that includes the enactment date. The valuation allowance is adjusted, by a charge or credit to income tax expense, as facts and circumstances warrant.

m) Employee Retirement Benefit Plans

Webster has a noncontributory pension plan covering substantially all employees. Costs related to this plan, based upon actuarial computations of current and future benefits for employees, are charged to noninterest expense and are funded in accordance with the requirements of the Employee Retirement Income Security Act (“ERISA”).

n) Stock-based Compensation

At December 31, 2003, a fixed stock-based employee and non-employee director compensation plan was maintained and is described more fully in Note 18 of Notes to the Consolidated Financial Statements. Prior to January 1, 2002, stock-based compensation related to its option plans was accounted under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Therefore, no stock-based employee compensation expense related to option grants was reflected in noninterest expense for 2001 and prior years as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. During 2002, effective January 1, 2002, the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, were adopted prospectively, for all employee and non-employee options granted, modified, or settled January 1, 2002 and thereafter. Awards under the plans, in general, vest over periods ranging from 3 to 4 years. Therefore, the cost related to this stock-based compensation included in the determination of net income for 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all option grants since the original effective date of SFAS No. 123. Restricted stock is also granted to employees and directors. The fair value of restricted stock granted is expensed over the vesting period and reflected in noninterest expense. The expense recognized for restricted stock totaled $2.2 million, $1.7 million and $1.0 million for the years 2003, 2002 and 2001, respectively. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to stock option awards in each of the periods presented.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,

(In thousands)	2003	2002	2001

Net income, as reported	$163,248	152,732	133,188
Add: Stock option compensation expense included in reported net income, net of related tax effects	2,329	529	—
Deduct: Total stock option compensation expense determined under fair value based method for all awards, net of related tax effects	(4,061)	(3,792)	(2,724)

Pro forma net income	$161,516	149,469	130,464

Earnings per share:
Basic - as reported	$3.58	3.21	2.71
- pro forma	3.55	3.14	2.66

Diluted - as reported	$3.52	3.16	2.68
- pro forma	3.48	3.09	2.62

o) Loan Sales and Servicing Sales

Gains or losses on sales of loans are included in noninterest income and are recognized at the time of sale. SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, requires that a mortgage banking entity recognize as a separate asset the value of the right to service mortgage loans for others, regardless of how those servicing rights are acquired. Fair values are estimated considering loan prepayment predictions, historical prepayment rates, interest rates, and other economic factors. For purposes of impairment evaluation and measurement, mortgage servicing rights are stratified based on predominate risk characteristics of the underlying loans including loan type, interest rate (fixed or adjustable) and amortization type. To the extent that the carrying value of mortgage servicing rights exceeds fair value by individual stratum, a valuation allowance is established by a charge to noninterest income. The allowance is adjusted for subsequent changes in fair value. The cost basis of mortgage servicing rights is amortized into noninterest income over the estimated period of servicing revenue.

p) Fee revenue

Generally, fee revenue from deposit service charges and loans is recognized when earned, except where ultimate collection is uncertain and is then recognized when received. Insurance revenue is recognized on property and casualty insurance when the insured is billed. Customer policy cancellations may result in a partial refund of previously collected revenue and, therefore, an adjustment to previously recognized income is made at that time. Revenue for other lines of insurance, such as life, health, etc., is recognized when earned.

Generally, financial advisory services revenue is recognized to the extent that work has been completed on specific projects. Additionally, some revenues are contingent on successful completion of the project. Revenues on these contracts are not recognized until determinable.

Trust revenue is recognized as received from individual’s accounts based upon a percentage of asset value. Fee income on managed institutional accounts is accrued as earned and collected quarterly based on the value of asset managed at quarter end.

q) Comprehensive Income

Comprehensive income is defined as net income and any changes in equity from sources that bypass the statements of income except those resulting from investment by or distributions to owners. Other comprehensive income includes items such as net changes in unrealized gains or losses in securities available for sale, unrealized gains upon transfer to held to maturity, deferred gains on cashflow hedges and minimum pension liability adjustment, net of income taxes. Accumulated other comprehensive income represents the accumulation of these other comprehensive income items until they are recognized in the Consolidated Statements of Income.

r) Earnings Per Share

Basic net income per common share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock (such as stock options) were exercised or converted into common stock that would then share in the earnings of Webster. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding, adjusted for the additional common shares that would have been outstanding if all potentially dilutive common shares were issued during the reporting period. For each of the years in the three-year period ended December 31, 2003, the difference between basic and diluted weighted average shares outstanding was entirely due to the effects of stock-based compensation as potential common shares.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2003, 2002 and 2001, options to purchase 446,406, 91,328 and 715,799 shares of common stock at exercise prices from $39.20 to $46.15; $35.60 to $39.45; and $31.10 to $36.69, respectively, were not considered in the computation of diluted potential common stock since the exercise prices of the options were greater than the average market price of Webster’s common stock for 2003, 2002 and 2001 periods, respectively.

s) Standby Letters of Credit

Substantially all the outstanding standby letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. 45. These are irrevocable undertakings by Webster, as guarantor, to make payments in the event a specified third party fails to perform under a nonfinancial contractual obligation. Most of the performance standby letter of credit arise in connection with lending relationships and have terms of one year or less. At December 31, 2003, standby letters of credit totaled $138.3 million. The fair value of standby letters of credit is considered immaterial to Webster’s financial statements.

t) Reclassification

Certain financial statement balances as previously reported have been reclassified to conform to the 2003 Consolidated Financial Statements presentation.

NOTE 2: Acquisitions

The following acquisitions were completed during 2003. The guidelines of SFAS No. 141 were followed for acquisitions occurring July 1, 2001 and thereafter for the recognition of goodwill and/or intangible assets. The results of operations of the acquired companies are included in the Consolidated Financial Statements only for periods subsequent to the date of acquisition.

North American Bank and Trust

On November 7, 2003, North American Bank and Trust Company (“NABT”) was acquired in a combination cash and stock transaction valued at approximately $30 million, or $11.25 per common share. NABT was a state-chartered, commercial bank with $195 million in assets and 8 offices in the Greater Waterbury region. Goodwill of $16.7 million and identified intangible assets of $3.0 million were recorded in this transaction.

LJF Insurance Services

On July 23, 2003, Webster Insurance announced the acquisition of LJF Insurance Services (“LJF”), a full service insurance agency with offices in Southport and Norwalk, Connecticut. LJF has served the Fairfield County area for over 100 years. Goodwill of $1.3 million and identified intangible assets of $1.2 million were recorded in this transaction.

Budget Installment Corporation

On January 24, 2003, Webster acquired Budget Installment Corporation (“BIC”), is an insurance premium financing company based in Rockville Centre, New York. BIC finances commercial property and casualty premiums so businesses can pay their premiums on an installment basis. A majority of its borrowers are located in the Long Island, New York City and Northern New Jersey areas. Goodwill of $3.2 million and identified intangible assets of $1.7 million were recorded in this transaction.

The Mathog and Moniello Holding Company, Inc.

On January 6, 2003, Webster announced that it acquired The Mathog and Moniello Holding Co., Inc. (“Mathog”). Mathog is a commercial property and casualty insurance agency that specializes in providing risk management products and services to self-insured businesses and groups. Goodwill of $16.2 million and identified intangible assets of $5.9 million were recorded in this transaction.

The following are pending transactions announced during 2003:

Phoenix National Trust Company

On December 18, 2003, a definitive agreement was reached to acquire Phoenix National Trust Company, (“Phoenix”), a wholly-owned subsidiary of the Phoenix Companies, Inc. The transaction’s closing is subject to receipt of regulatory approval and other customary closing conditions and is expected to close in the second quarter of 2004. Phoenix offers trust, custody and other financial services.

FIRSTFED AMERICA BANCORP, INC.

On October 7, 2003, a definitive agreement to acquire FIRSTFED AMERICA BANCORP, INC. (“FIRSTFED”), headquartered in Swansea, Massachusetts, the holding company of First Federal Savings Bank of America was announced. The agreement calls for a

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

combination of cash and stock transaction valued at approximately $465 million, or $24.50 per common share of FIRSTFED stock, payable 60% in Webster stock and 40% in cash. FIRSTFED is a federally chartered thrift with $2.6 billion in assets as of December 31, 2003 with 26 branches, 19 in Massachusetts and 7 in Rhode Island. The merger is subject to customary closing conditions, including approval by regulatory authorities and FIRSTFED shareholders, and is expected to close in the second quarter of 2004.

NOTE 3: Recent Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This standard prescribes employers’ disclosures about pension plans and other postretirement benefit plans, but does not change the measurement or recognition of those plans. SFAS No. 132R retains and revises the disclosure requirements contained in the original standard. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other postretirement benefit plans. For public companies, SFAS No. 132R is generally effective for fiscal years ending after December 15, 2003. The disclosures in Note 18 incorporate the revised disclosure requirements. Certain disclosures are also required in financial statements for interim periods beginning after December 15, 2003.

In December 2003, the FASB issued FASB Interpretation No. (“FIN”) 46 (revised), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity (“VIE”). FIN 46R replaces FIN 46 that was issued in January 2003. As a public company that is not a small business issuer (as defined in applicable SEC regulations), Webster is required to apply FIN 46R to variable interests generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. For any VIEs that must be consolidated under FIN 46R and were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change. FIN 46R was adopted as of December 31, 2003, and resulted in the deconsolidation of several subsidiary trusts that issued trust preferred securities. There was no other impact to our consolidated financial statements.

In December of 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP prohibits “carry over” or creation of valuation allowances in the initial accounting of all loans acquired in transfers within the scope of SOP No. 03-3, which includes loans acquired in a purchase business combination. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. We do not expect to adopt SOP No. 03-3 early. The adoption of SOP No. 03-3 is not expected to have a material impact on our consolidated financial statements.

In December 2003, the Medicare Prescription Drug, Improvement Modernization Act of 2003 (the “Act”) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. We maintain a postretirement benefit plan that may be impacted by the Act. In accordance with FASB Staff Position 106-1 “Accounting and Disclosure Requirement Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” we have elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost associated with its post retirement benefit plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. Currently we do no believe we will need to amend our plan to benefit from the Act. The measurement date used to determine postretirement benefit measures for our postretirement benefit plan is December 31.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer clarifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments. SFAS No. 150 was to be effective for contracts entered into or modified after May 31, 2003, and was to be otherwise effective at the beginning of the first interim period beginning after June 15, 2003. However, the effective date of the Statement’s provisions related to classification and measurement of certain manditorily redeemable non-controlling interests has been deferred indefinitely by the FASB, pending further Board action. Adoption of SFAS No. 150 on July 1, 2003 did not have an impact on the results of operations. See Note 20 of Notes to Consolidated Financial Statements for further details.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activity”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This amendment should promote more consistency as to the reporting of contracts that fall under the scope of derivatives or hybrids. SFAS No. 149 is to be applied prospectively to all hedging activities and contracts revised or created after September 30, 2003. Webster adopted this Statement effective October 1, 2003 and it had no material impact on the financial statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: Securities

A summary of securities follows:

	At December 31,

	2003				2002

	Amortized	Unrealized		Estimated	Amortized	Unrealized		Estimated
(In thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Trading:
Municipal bonds and notes (a)	$555	—	—	555	5,752	—	—	5,752
Available for Sale:
U.S. Treasury notes	—	—	—	—	—	—	—	—
U.S. Government agency notes	73,821	96	(4,895)	69,022	—	—	—	—
Municipal bonds and notes	—	—	—	—	104,676	4,388	(39)	109,025
Corporate bonds and notes	174,285	1,844	(2,124)	174,005	181,810	1,432	(6,029)	177,213
Equity securities (b)	163,783	17,202	(1,057)	179,928	177,051	5,234	(1,616)	180,669
Mortgage-backed securities (c)	3,649,955	29,033	(19,546)	3,659,442	3,571,160	81,487	(309)	3,652,338
Capital trust securities	39,745	6,113	—	45,858	—	—	—	—

Total available for sale	4,101,589	54,288	(27,622)	4,128,255	4,034,697	92,541	(7,993)	4,119,245
Held to Maturity:
Municipal bonds and notes	173,371	1,348	(88)	174,631	—	—	—	—

Total securities	$4,275,515	55,636	(27,710)	4,303,441	4,040,449	92,541	(7,993)	4,124,997

[Additional columns below]

[Continued from above table, first column(s) repeated]

	At December 31,

	2001

	Amortized	Unrealized		Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Trading:
Municipal bonds and notes (a)	—	—	—	—
Available for Sale:
U.S. Treasury notes	2,014	—	—	2,014
U.S. Government agency notes	—	—	—	—
Municipal bonds and notes	78,349	1,266	(536)	79,079
Corporate bonds and notes	207,024	786	(18,428)	189,382
Equity securities (b)	166,054	7,689	(3,857)	169,886
Mortgage-backed securities (c)	3,519,067	50,008	(10,303)	3,558,772
Capital trust securities	—	—	—	—

Total available for sale	3,972,508	59,749	(33,124)	3,999,133
Held to Maturity:
Municipal bonds and notes	—	—	—	—

Total securities	3,972,508	59,749	(33,124)	3,999,133

(a)	Stated at fair value.

(b)	As of December 31, 2003, the fair value of equity securities consisted of Federal Home Loan Bank (“FHLB”) stock of $134.0 million and common stock of $45.9 million. The fair value of equity securities at December 31, 2002 consisted of FHLB stock of $150.0 million, preferred stock of $5.8 million and common stock of $24.9 million. As of December 31, 2001, the fair value of equity securities consisted of FHLB stock of $126.6 million, preferred stock of $5.4 million and common stock of $37.9 million.

(c)	Includes mortgage-backed securities, which are guaranteed by Fannie Mae, Freddie Mac and Government National Mortgage Association and represent participating interests in direct pass through pools of mortgage loans originated and serviced by the issuers of the securities.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of realized gains and losses follows:

	Years ended December 31,

	2003			2002			2001

(In thousands)	Gains	Losses	Net	Gains	Losses	Net	Gains	Losses	Net

Trading Securities:
U.S. Treasury notes	$489	(141)	348	400	(199)	201	342	—	342
U.S. Government agencies notes	44	(138)	(94)	31	—	31	—	—	—
Municipal securities	369	(290)	79	154	(94)	60	—	—	—
Corporate bonds and notes	477	(545)	(68)	105	(60)	45	—	—	—
Mortgage-backed securities	43	(67)	(24)	—	—	—	—	—	—
Futures and options contracts	—	(2)	(2)	1	(17)	(16)	90	(190)	(100)

Total trading	1,422	(1,183)	239	691	(370)	321	432	(190)	242

Available for Sale:
U.S. Treasury notes	—	—	—	—	—	—	74	—	74
U.S. Government agencies notes	1,249	(3,431)	(2,182)	—	—	—	100	(271)	(171)
Municipal securities	259	(23)	236	—	—	—	—	—	—
Corporate bonds and notes	3,855	(4,232)	(377)	6	(5,058)	(5,052)	—	(1,300)	(1,300)
Equity securities	9,093	(335)	8,758	9,080	(2,185)	6,895	2,578	(198)	2,380
Mortgage-backed securities	12,286	(386)	11,900	21,214	(1)	21,213	10,541	(1,145)	9,396

Total available for sale	26,742	(8,407)	18,335	30,300	(7,244)	23,056	13,293	(2,914)	10,379

Total	$28,164	(9,590)	18,574	30,991	(7,614)	23,377	13,725	(3,104)	10,621

Short and long futures and options positions are entered into to minimize the price volatility of certain assets held as trading securities and to profit from trading opportunities. At December 31, 2003 and 2002, there was no such positions. Changes in the market value of futures and options positions are recognized as a gain or loss in the period for which the change occurred. All gains and losses resulting from futures and options positions are reflected in other noninterest income for the years ended December 31, 2003, 2002 and 2001.

On December 1, 2003, certain available for sale municipal securities with an amortized cost of $152.8 million and market value of $156.0 million were transferred to held to maturity. In accordance to the provisions of SFAS No. 115, the securities were transferred at their fair value and an unrealized gain of $3.2 million was segregated within accumulated other comprehensive income and will be amortized as an adjustment to held to maturity securities interest income over the remaining life of the securities.

As part of its ongoing review of its investment portfolio, management evaluates unrealized losses on securities for declines in value that are other than temporary in nature. During the year ended December 31, 2003, a writedown of $209,000, which is included in gain on sale of securities, for an equity security whose value decline was deemed to be other than temporary. During 2002, writedowns on two equity securities totaled $1.8 million. There were no such writedown in 2001.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table depicts temporarily impaired investment securities as of December 31, 2003 segregated by length of time in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for sale:
U.S. Government agency notes	$58,931	(4,895)	—	—	58,931	(4,895)
Corporate bonds and notes	75,321	(1,629)	5,255	(495)	80,576	(2,124)
Equity securities	3,704	(1,057)	—	—	3,704	(1,057)
Mortgage-backed securities	1,566,677	(19,546)	—	—	1,566,677	(19,546)

Total available for sale	1,704,633	(27,127)	5,255	(495)	1,709,888	(27,622)
Held to maturity:
Municipal bonds and notes	18,676	(88)	—	—	18,676	(88)

Total securities	$1,723,309	(27,215)	5,255	(495)	1,728,564	(27,710)

Based on fair values, approximately 94% of the securities in an unrealized loss position at December 31, 2003 are obligations of U.S. Government agencies and U.S. Government-sponsored enterprises. The temporary impairment is directly related to changes in market interest rates. In general, as interest rates rise, the fair value of fixed-rate securities will decrease and, as interest rates fall, the fair value of fixed-rate securities will increase. At December 31, 2003, approximately 100% of the securities in an unrealized loss position had a fixed interest rate. The severity of the impairment as a percent of the total investment position is nominal and the duration of the impairment to date is short. The impairments are deemed temporary based on the direct relationship of the declines in fair value to movements in interest rates, as well as the relatively short duration of the investments and their high credit quality.

One corporate security, a capital trust preferred security, has unrealized losses longer than twelve months. This issue does not trade frequently, therefore, its spread to US Treasuries has not tightened to a level commensurate with other comparable credits. It is the opinion of management that its temporary wide spread is not a function of credit quality but of limited market transactions. All required payments on this security are current.

The following table summarizes the fair value (“FV”) and weighted-average yield (based on amortized cost) of debt securities at December 31, 2003 by contractual maturity. Mortgage-backed securities are included by final contractual maturity. Actual maturities will differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

			After one year		After five years
	One year or less		through five years		through ten years		After 10 years		Total
(Dollars in thousands)	FV	Yield	FV	Yield	FV	Yield	FV	Yield	FV	Yield

Available for sale:
U.S. Government agency notes	—	—	$10,091	2.77%	$58,931	3.56%	—	—	$69,022	3.44%
Corporate bonds and notes	$100	6.77%	66,110	3.50	4,825	3.55	$102,970	5.90%	174,005	4.92
Mortgage-backed securities	14	7.40	4,038	6.71	173,480	3.39	3,481,910	4.19	3,659,442	4.15
Capital trust securities	—	—	—	—	—	—	45,858	8.04	45,858	8.04

Total available for sale	114	6.85	80,239	3.57	237,236	3.44	3,630,738	4.29	3,948,327	4.22
Held to maturities:
Municipal bonds and notes	1,966	4.73	12,491	4.61	8,055	4.65	152,119	4.63	174,631	4.63

Total	$2,080	4.85%	$92,730	3.71%	$245,291	3.48%	$3,782,857	4.30%	$4,122,958	4.24%

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2003, securities with the following single issuers whose aggregate value exceeded ten percent of total stockholders’ equity, or $115.3 million.

	Aggregate	Aggregate
(In thousands)	Amortized Cost	Market Value

Issuers:
Fannie Mae	$2,396,496	2,402,680
Freddie Mac	741,388	741,623
Bank of America	271,374	270,455
Federal Home Loan Bank	133,744	133,744

NOTE 5: Loans, Net

A summary of loans, net follows:

	At December 31,

	2003		2002

(Dollars in thousands)	Amount	%	Amount	%

Residential mortgage loans:
1-4 family units	$3,465,210	38.1%	$3,134,109	40.2%
Construction	136,400	1.5	142,387	1.8
Multi-family units	142,403	1.6	109,711	1.4

Total residential mortgage loans	3,744,013	41.2	3,386,207	43.4

Commercial loans:
Commercial non-mortgage	1,007,696	11.1	913,529	11.7
Asset-based lending	526,933	5.8	465,407	6.0
Equipment financing	506,292	5.5	419,962	5.4

Total commercial loans	2,040,921	22.4	1,798,898	23.1

Commercial real estate:
Commercial real estate	1,060,806	11.7	913,030	11.7
Commercial construction	220,710	2.4	116,302	1.5

Total commercial real estate	1,281,516	14.1	1,029,332	13.2

Consumer loans:
Home equity credit loans	2,117,222	23.3	1,661,864	21.3
Other consumer	29,137	0.3	36,338	0.5

Total consumer loans	2,146,359	23.6	1,698,202	21.8

Total loans	9,212,809	101.3	7,912,639	101.5
Less: allowance for loan losses	(121,674)	(1.3)	(116,804)	(1.5)

Loans, net	$9,091,135	100.0%	$7,795,835	100.0%

At December 31, 2003, loans net included $255,000 of net premiums and $29.0 million of net deferred costs. At December 31, 2002, net loans included $13.1 million of net discounts and $27.1 million of net deferred costs. The unadvanced portions of closed loans totaled $70.7 million and $56.9 million at December 31, 2003 and 2002, respectively.

Significant portions of loans are secured by real estate in the state of Connecticut. In addition, substantial portions of foreclosed properties are also located in the state of Connecticut. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio, and the recovery of the carrying amount of foreclosed properties is dependent on economic and market conditions in Connecticut.

At December 31, 2003, there were $21.9 million of impaired commercial loans as defined by SFAS No. 114, of which $5.5 million were measured based upon the expected fair value of the underlying collateral and $16.4 million were measured based upon the expected future cash flows of the impaired loans. The $5.5 million of impaired loans had an allowance for loan losses of $934,000 and the $16.4 million of impaired loans had an allowance for loan losses of $2.2 million. At December 31, 2002, impaired loans totaled $22.4 million, of which $12.0 million were measured based upon the fair value of the underlying collateral and $10.4 million were measured based upon the expected future cash flows of the impaired loans. The $12.0 million of impaired loans had an allowance for loan losses of $3.7 million and the $10.4 million of impaired loans had an allowance for loan losses of $353,000. In 2003, 2002 and 2001, the average balance of impaired loans was $23.6 million, $23.4 million and $18.7 million, respectively.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The policy with regard to the recognition of interest income on commercial impaired loans includes an individual assessment of each loan. Interest that is more than 90 days past due is not accrued. When payments on commercial impaired loans are received, interest income is recorded on a cash basis or is applied to principal based on an individual assessment of each loan. Cash basis interest income recognized on commercial impaired loans for the years 2003, 2002 and 2001 amounted to $725,000, $594,000 and $774,000, respectively.

At December 31, 2003 and 2002, total troubled debt restructurings approximated $731,000 and $922,000, respectively. Interest income booked for 2003 under the restructured terms totaled $26,000 as compared to $34,000 that would have been booked had the restructured loans been under their original terms during 2003. Interest income booked for 2002 under the restructured terms totaled $222,000 as compared to $395,000 that would have been booked had the restructured loans been under their original terms during 2002. At December 31, 2003, there were no commitments to lend any additional funds to debtors of troubled debt restructurings.

Nonaccrual loans totaled $36.2 million and $42.7 million, at December 31, 2003 and 2002, respectively.

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

The estimated fair value of commitments to extend credit is considered insignificant at December 31, 2003 and 2002. Future loan commitments represent residential and commercial mortgage loan commitments, commercial loan and equipment financing commitments, letters of credit and commercial and home equity unused credit lines. Rates for these loans are generally established shortly before closing. The rates on home equity lines of credit generally vary with the prime rate.

As of December 31, 2003 and 2002, residential mortgage commitments totaled $166.7 million and $518.4 million, respectively. Residential commitments outstanding at December 31, 2003 consisted of adjustable rate and fixed rate mortgages of $24.0 million and $142.7 million, respectively, at rates ranging from 3.88% to 7.75%. Residential commitments outstanding at December 31, 2002 consisted of adjustable rate and fixed rate mortgages of $31.3 million and $487.1 million, respectively, at rates ranging from 4.3% to 7.8%. Commitments to originate loans generally expire within 60 days. In addition, at December 31, 2003 and 2002, there were unused portions of home equity credit lines extended of $1.2 billion and $1.0 billion, respectively. Unused commercial lines of credit, letters of credit, standby letters of credit, equipment financing commitments and outstanding commercial new loan commitments totaled $1.8 billion and $1.7 billion at December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, consumer loan commitments totaled $14.2 million and $42.4 million, respectively.

Forward commitments are used to sell residential mortgage loans, which are entered into for the purpose of reducing the market risk associated with originating loans held for sale. The types of risk that may arise are from the possible inability of Webster or the other party to fulfill the contracts. At December 31, 2003 and 2002, there were forward commitments to sell loans totaling $149.6 million and $533.2 million, respectively, at rates between 4.8% and 6.8%, and 5.0% and 6.6%, respectively. At December 31, 2003 and 2002, there were $89.8 million and $400.0 million, respectively, of residential mortgage loans held for sale.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: Allowance for Loan Losses

The allowance for loan loss is maintained at a level to absorb probable losses inherent in the loan portfolio. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off, and reduced by charge-offs on loans.

A summary of the changes in the allowances for loan losses for three years follows:

	At December 31,

(In thousands)	2003	2002	2001

Balance at beginning of year	$116,804	97,307	90,809
Allowances from purchase transactions	2,116	16,338	1,851
Write-down of loans transferred to held for sale	—	(12,432)	—
Provisions charged to operations	25,000	29,000	14,400

Subtotal	143,920	130,213	107,060

Charge-offs	(26,149)	(15,750)	(11,575)
Recoveries	3,903	2,341	1,822

Net charge-offs	(22,246)	(13,409)	(9,753)

Balance at end of year	$121,674	116,804	97,307

NOTE 7: Premises and Equipment, Net

A summary of premises and equipment, net follows:

	At December 31,

(In thousands)	2003	2002

Land	$14,559	12,576
Buildings and improvements	85,937	73,748
Leasehold improvements	12,841	11,612
Furniture, fixtures and equipment	115,476	109,816

Total premises and equipment	228,813	207,752
Accumulated depreciation and amortization	(133,182)	(123,069)

Premises and equipment, net	$95,631	84,683

At December 31, 2003, Webster was obligated under various non-cancelable operating leases for properties used as branch office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense based primarily upon increases in real estate taxes over a base year. Rental expense under leases was $14.7 million, $12.4 million and $11.0 million in 2003, 2002 and 2001, respectively. Webster is also entitled to rental income under various non-cancelable operating leases for properties owned. Rental income was $1.1 million for 2003 and $1.2 million for 2002.

The following is a schedule of future minimum rental payments and receipts required under these leases as of December 31, 2003:

	Lease	Rental
(In thousands)	Payments	Receipts

Years ending December 31:
2004	$13,731	1,090
2005	12,225	832
2006	10,517	562
2007	8,312	273
2008	6,780	108
Later years	27,895	590

Total	$79,460	3,455

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: Income Taxes

Income taxes are comprised of the following:

	Years ended December 31,

(In thousands)	2003	2002	2001

Current:
Federal	$79,297	73,704	74,100
State and local	1,219	1,696	42

	80,516	75,400	74,142

Deferred:
Federal	(686)	(797)	(4,712)
State and local	(58)	(638)	—

	(744)	(1,435)	(4,712)

Total:
Federal	78,611	72,907	69,388
State and local	1,161	1,058	42

	$79,772	73,965	69,430

In addition to the income taxes shown above, tax benefits of $596,000 were recorded related to the extraordinary item in 2001, as well as tax benefits of $3.9 million and $1.2 million related to the cumulative effect of change in method of accounting in 2002 and 2001, respectively.

The following reconciles the federal statutory tax rate to Webster’s effective tax rate on income before income taxes, extraordinary item and cumulative effect of change in method of accounting:

	Years ended December 31,

	2003	2002	2001

Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal benefits	0.3	0.3	—
Tax-exempt income, net	(0.7)	(0.5)	(0.6)
Increase in cash surrender value of life insurance	(1.2)	(1.4)	(1.6)
Goodwill amortization	—	—	2.0
Other, net	(0.6)	(1.8)	(1.1)

Effective tax rate	32.8%	31.6%	33.7%

Federal net operating loss carryforwards (“NOLs”) totaled $8.4 million at December 31, 2003, and are scheduled to expire in various tax years through 2022. Connecticut NOLs totaled $105.5 million at December 31, 2003, $800,000 of which is schedule to expire in tax year 2004, and the remaining $104.7 million, in varying amounts, during tax years 2020, 2021, and 2023. A valuation allowance has been established for the full amount of Connecticut NOLs, due to uncertainties of realization.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of significant temporary differences comprising the deferred tax assets and liabilities are summarized below (a valuation allowance has been established for the full amount of Connecticut net deferred tax assets, due to uncertainties of realization):

	At December 31,

(In thousands)	2003	2002

Deferred tax assets:
Allowance for loan losses	$48,286	47,592
Intangible assets, including goodwill impairment loss	8,658	8,661
Net operating loss and credit carry forwards	8,743	7,913
Compensation and employee benefit plans	3,286	5,214
Deductible acquisition costs	2,051	1,768
Other	6,148	4,633

Total deferred tax assets	77,172	75,781
Less: valuation allowance for full amount of Connecticut portions	(10,267)	(10,497)

Deferred tax assets, net of valuation allowance	66,905	65,284

Deferred tax liabilities:
Net unrealized gain on securities available for sale	10,712	33,585
Purchase accounting and fair value adjustments	10,123	3,516
Loan discounts	4,310	6,835
Mortgage servicing rights	905	4,328
Equipment financing leases	1,773	314
Other	994	1,755

Total deferred tax liabilities	28,817	50,333

Deferred tax asset, net	$38,088	14,951

The state and local portions of the deferred tax asset, net approximated $600,000 at December 31, 2003 and 2002.

Management believes it is more likely than not that Webster will realize its net deferred tax assets, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that any specific level of future income will be generated.

NOTE 9: Goodwill and Intangible Assets

The provisions of SFAS No. 141 were adopted effective July 1, 2001 and adopted the provisions of SFAS No. 142 effective January 1, 2002. SFAS No. 141 requires that upon adoption of SFAS No. 142, existing intangible assets and goodwill that were acquired in a prior purchase business combination be evaluated, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for intangible asset recognition apart from goodwill. Upon adoption of SFAS No. 142, Webster was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset was identified as having an indefinite useful life, Webster was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss was measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Goodwill impairment testing is a two step process. The first step involves comparing the fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, step two is required. The second step involves the allocation of the reporting unit’s fair value to all its assets and liabilities as if the reporting unit had been acquired as of the date of measurement. The implied fair value of goodwill is then determined and compared to its carrying value. Any impairment loss resulting from completion of the transitional impairment test of goodwill was to be recognized as a cumulative effect of accounting change and was to be recognized in the first interim accounting period.

During the first quarter of 2002, upon the implementation of SFAS No. 142, Webster performed a reevaluation of the remaining useful lives of all previously recognized other intangible assets with finite useful lives and found no adjustment necessary to the amortization periods used. Webster also found that no reclassifications of intangible assets were required. The review of the carrying value of goodwill was completed during the second quarter of 2002. As a result, it was determined that a portion of the goodwill related to the acquisition of Duff & Phelps, LLC was impaired. Accordingly, a one-time transitional charge of $11.2 million or $7.3 million, after taxes, was recognized retroactive to January 1, 2002, in accordance with the provisions of SFAS No. 142. No other portion of goodwill

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or other intangible assets was determined to be impaired. Webster performed its annual evaluation of goodwill during the third quarter of 2003 and found no impairment.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”. SFAS No. 147 amends SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, and allows the provisions of SFAS No. 142 to be applied to the purchase acquisitions of financial institutions if certain criteria are met. Webster adopted SFAS No. 147 during the third quarter of 2002 with application effective as of January 1, 2002, as permitted by this statement. For the twelve months ending December 31, 2002, Webster would have recorded $1.1 million of intangible amortization expense related to the previous acquisitions of Chase and FleetBoston branches. The reported net income for the first and second quarters of 2002 was adjusted to reverse the effects of recorded amortization, in accordance with the provision of SFAS No. 147. In addition, $20.3 million of unidentified intangible assets related to these branch purchases was reclassified from intangible assets, which was subject to amortization, to goodwill, which is subject to impairment analysis, retroactive to January 1, 2002.

The following tables set forth the carrying values of goodwill and intangible assets, net of accumulated amortization.

	At December 31,

(In thousands)	2003	2002

Intangible assets:
Balances subject to amortization:
Core deposit intangibles	$47,803	60,146
Other identified intangibles	8,099	—
Balances not subject to amortization:
Pension assets	914	735

Total intangible assets	$56,816	60,881

Balances not subject to amortization:
Goodwill	$274,113	236,478

Changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

			Wealth and
	Retail*	Commercial	Investment
(In thousands)	Banking	Banking	Services	Total

Balance at December 31, 2002	$206,067	21,055	9,356	236,478
Purchase price adjustments	(439)	732	(23)	270
Business combinations	34,213	3,152	—	37,365

Balance at December 31, 2003	$239,841	24,939	9,333	274,113

*Includes insurance operations

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2003, $3.0 million of core deposit intangibles with an amortization period of 10 years and $8.8 million of other identified intangibles with a weighted average amortization period of 15.1 years were added as the result of four purchase transactions.

Amortization of intangible assets for the twelve months ended December 31, 2003, 2002 and 2001 totaled $16.0 million, $16.0 million and $16.1 million, respectively. In addition, 2001 expense included $15.1 million of goodwill amortization expense that ceased, effective January 1, 2002, upon the adoption of SFAS No. 142. Identified intangible assets include customer relationships, employment agreements and business relationship network. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any future impairment or change in estimated useful lives, is summarized below for each of the next five years and thereafter.

(In thousands)

For years ending December 31,
2004	$16,368
2005	16,239
2006	12,066
2007	4,009
2008	1,073
Thereafter	6,147

The provisions of SFAS Nos. 142 and 147 were effective January 1, 2002. An adjustment of $15.1 million, net of tax, would be added to 2001 net income to consistently reflect the provision of these statements throughout the three-year period ending December 31, 2003. Adjusted earnings per share for 2001 would be $3.02 basic and $2.98 diluted.

NOTE 10: Mortgage Servicing Rights

An analysis of mortgage servicing rights, which are included in other assets, for the three years ended December 31, 2003 follows:

				Balance of
	Mortgage		Net	Mortgage
	Servicing	Valuation	Book	Loans Serviced
(In thousands)	Rights	Allowance	Value	for Others

Balance at December 31, 2000	$5,267	(56)	5,211	1,086,053
Mortgage servicing rights capitalized	14,064	—	14,064
Amortization charged against mortgage servicing fee income	(1,651)	—	(1,651)
Additional reserve	—	(251)	(251)
Mortgage servicing rights sold	(10,716)	—	(10,716)

Balance at December 31, 2001	6,964	(307)	6,657	1,090,773
Mortgage servicing rights capitalized	19,998	—	19,998
Amortization charged against mortgage servicing fee income	(2,525)	—	(2,525)
Additional reserve	—	(918)	(918)
Reduction of impairment reserve (credit to mortgage servicing fee income)	—	72	72
Mortgage servicing rights sold	(11,964)	—	(11,964)

Balance at December 31, 2002	12,473	(1,153)	11,320	1,368,421
Mortgage servicing rights capitalized	28,704	—	28,704
Amortization charged against mortgage servicing fee income	(2,585)	—	(2,585)
Additional reserve	—	(2,637)	(2,637)
Reduction of impairment reserve (credit to mortgage servicing fee income)	—	1,687	1,687
Mortgage servicing rights sold	(32,158)	—	(32,158)

Balance at December 31, 2003	$6,434	(2,103)	4,331	584,625

Mortgage servicing rights represents the capitalized net present value of fee income streams generated from servicing residential mortgage loans for other financial institutions. Webster uses an eight year life to amortizing the capitalized balance. A discounted cash

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

flow model is used to estimate fair value since observable market prices are not readily available. At December 31, 2003, the fair market value of servicing rights was $8.5 million.

Fair value is estimated on individual pools of loans grouped according to the following characteristics: fixed versus adjustable coupons; government versus non-government backed collateral; and acquired versus originated.

The key assumptions used in the valuation model include: current and future interest rates; expected prepayments of underlying mortgage loans; servicing and other ancillary fees; and cost to service loans. Impairment results when the fair market value of an individual pool has fallen below its book value. A valuation allowance is established by a charge or credit to noninterest income.

Estimated annual amortization expense for mortgage servicing rights is summarized below for each of the next five years and in aggregate thereafter.

(In thousands)

For years ending December 31,
2004	$1,831
2005	1,584
2006	1,203
2007	879
2008	605
Later years	332

NOTE 11: Deposits

A summary of deposit accounts follows.

	December 31,

	2003			2002			2001

			% of			% of			% of
		Average	total		Average	total		Average	total
(In thousands)	Amount	rate*	deposits	Amount	rate*	deposits	Amount	rate*	deposits

Balance by account type:
Demand deposits	$1,090,060	—%	13.0	$982,735	—%	12.9	$905,206	—%	12.8
NOW accounts	1,052,690	0.26	12.6	945,145	0.51	12.4	803,416	0.61	11.4
Money market deposit accounts	1,581,276	1.22	18.9	1,296,303	1.97	17.0	886,234	2.57	12.5
Savings accounts	1,869,398	0.69	22.3	1,691,292	0.99	22.3	1,544,457	1.36	21.9
Time deposits	2,778,711	2.54	33.2	2,690,647	2.90	35.4	2,927,158	4.12	41.4

Total	$8,372,135	1.26%	100.0	$7,606,122	1.65%	100.0	$7,066,471	2.40%	100.0

*Average rate on deposits outstanding at year-end.

Interest expense on deposits is summarized as follows:

	Years ended December 31,

(In thousands)	2003	2002	2001

NOW accounts	$3,600	4,402	5,099
Money market deposit accounts	22,858	24,528	24,762
Savings accounts	15,061	20,591	26,698
Time deposits	69,792	96,641	159,776

Total	$111,311	146,162	216,335

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the amount of time deposits maturing during the periods indicated:

(In thousands)

Maturing:
January 1, 2004 to December 31, 2004	$1,692,210
January 1, 2005 to December 31, 2005	409,082
January 1, 2006 to December 31, 2006	389,266
January 1, 2007 to December 31, 2007	206,077
January 1, 2008 to December 31, 2008	80,601
January 1, 2009 and beyond	1,475

Total	$2,778,711

Time deposits of $100,000 or more amounted to $650.6 million and $495.1 million and represented approximately 7.8% and 6.5% of total deposits at December 31, 2003 and 2002, respectively.

The following table represents the amount of time deposits of $100,000 or more maturing during the periods indicated:

(In thousands)

Maturing:
January 1, 2004 to March 31, 2004	$171,709
April 1, 2004 to June 30, 2004	76,590
July 1, 2004 to December 31, 2004	94,799
January 1, 2005 and beyond	307,526

Total	$650,624

NOTE 12: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

	At December 31,

	2003		2002

	Total		Total
(In thousands)	Outstanding	Callable	Outstanding	Callable

Fixed Rate:
0.95% to 6.67% due in 2003	$—	—	381,655	—
0.94% to 6.78% due in 2004	1,463,099	—	750,194	—
2.23% to 6.25% due in 2005	151,972	100,000	150,085	100,000
4.03% to 6.31% due in 2006	56,935	—	52,028	—
4.09% to 6.98% due in 2007	711,941	500,000	702,273	500,000
4.49% to 5.93% due in 2008	28,995	27,000	29,396	27,000
5.50% due in 2009	5,000	5,000	5,000	5,000
8.44% due in 2010	425	—	475	—
6.60% due in 2011	1,836	—	2,024	—
5.49% due in 2013	10,000	10,000	10,000	10,000
2.51% due in 2023	264	—	—	—

	2,430,467	642,000	2,083,130	642,000
Variable Rate:
5.76% due in 2004	80,000	—	80,000	—

	2,510,467	642,000	2,163,130	642,000
Unamortized premium (discount) on FHLB advances	1,028	—	(101)	—

Total advances, net	$2,511,495	642,000	2,163,029	642,000

Webster Bank had additional borrowing capacity of approximately $140.6 million from the FHLB at December 31, 2003 and $669.7 million at December 31, 2002. Advances are secured by a blanket security agreement, which requires Webster Bank to maintain as collateral certain qualifying assets, principally mortgage loans and securities. At December 31, 2003 and 2002, investment securities were not fully utilized as collateral, and had all securities had been used for collateral, additional borrowing capacity at December 31,

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2003 and 2002 would be approximately $1.9 billion and $2.1 billion. At December 31, 2003 and 2002, Webster Bank was in compliance with the FHLB collateral requirements.

In January 2001, $155.3 million of advances were prepaid. Of the balance prepaid, $105.0 million was scheduled to mature in 2001 and $50.3 million was scheduled to mature in 2002. These advances had coupon rates ranging from 6.30% to 8.20%. A $1.8 million charge ($1.2 million, net of taxes) was recorded to earnings as an extraordinary item for the early extinguishment of debt.

NOTE 13: Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

The following table summarizes securities sold under agreement to repurchase and other borrowings:

	At December 31,

(In thousands)	2003	2002

Securities sold under agreement to repurchase	$1,378,229	1,453,596
Federal funds purchased	400,000	291,105
Treasury tax and loan	105,129	403,148
Other	8,780	18,791

Total	$1,892,138	2,166,640

During 2003 and 2002, securities sold under agreements to repurchase (“repurchase agreements”) were also used as a primary source of borrowed funds in addition to FHLB advances. Repurchase agreements were primarily collateralized by U.S. Government agency mortgage-backed securities. The collateral for these repurchase agreements is delivered to broker/dealers. Repurchase agreements with broker/dealers are limited to primary dealers in government securities. Repurchase agreement transactions are also entered into directly with commercial and municipal customers through its Treasury Sales desk. At December 31, 2003 and 2002, there were $235.0 million of repurchase agreements that were structured to be callable at the option of the counterparty. The weighted-average rates on total repurchase agreements and other borrowings were 1.14% and 1.33% at December 31, 2003 and 2002, respectively.

Information concerning repurchase agreements outstanding at December 31, 2003 is presented below:

(Dollars in thousands)

				Weighted-	Weighted-Average
		Amortized Cost	Market Value	Average	Original
Original maturity	Balance	of Collateral	of Collateral	Rate	Maturity

Up to 30 days	$461,356	469,799	469,410	0.70%	2.6	Days
31 to 90 days	49,018	54,314	50,231	0.95	1.1	Months
Over 90 days	867,855	900,321	907,671	1.51	23.6	Months

Totals	$1,378,229	1,424,434	1,427,312	1.22	14.9	Months

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth certain information concerning short-term borrowings at the dates and for the years indicated:

	Years ended December 31,

(Dollars in thousands)	2003	2002	2001

Repurchase agreement:
Average amount outstanding during the period	$1,064,404	1,192,253	987,334
Amount outstanding at end of period	842,491	1,218,596	571,675
Highest month end balance during the period	1,270,166	1,636,177	1,517,949
Weighted-average interest rate at end of period	0.95%	1.44	1.96
Weighted-average interest rate during the period	1.08	1.73	4.02
Federal fund purchased:
Average amount outstanding during the period	$476,368	n/a	n/a
Amount outstanding at end of period	400,000	n/a	n/a
Highest month end balance during the period	682,100	n/a	n/a
Weighted-average interest rate at end of period	0.95%	n/a	n/a
Weighted-average interest rate during the period	1.12	n/a	n/a

NOTE 14: Other Long-Term Debt

Other long-term debt consists of the following:

	At December 31,

(In thousands)	2003	2002

Subordinated notes (due January 2013)	$200,000	—
Senior notes (due November 2007)	100,800	126,000
Junior subordinated debt to related capital trusts:
Webster Capital Trust I	103,093	—
Webster Capital Trust II	51,547	—
Webster Statutory Trust I	77,320	—

Total long-term debt	$532,760	126,000

In January 2003, Webster Bank completed an offering of $200.0 million of subordinated notes that bear an interest rate of 5.875% and mature on January 15, 2013. The notes were rated investment grade by the major rating agencies and constitute new funding and will supplement existing regulatory capital. A futures derivative contract in anticipation of the debt issuance was used to hedge the fixed rate on the subordinated notes. The contract qualified as a cash flow hedge under the guidelines of SFAS No. 133. A gain of $1.7 million realized on the futures contract transaction has been deferred as a component of accumulated other comprehensive income and is being amortized over the life of the notes as a reduction of interest expense.

In November 2000, a private placement of $126.0 million of 8.72% unsecured Senior Notes due in 2007 was completed. In November 2003 and each year thereafter, a mandatory repayment of $25.2 million of principal is required. In addition, Webster may, at its option, prepay at any time, in whole or in part, the outstanding principal amount at par plus a make-whole prepayment penalty. The Senior Notes contain certain covenants that include a maximum amount of debt, a minimum equity to assets ratio and a maximum nonperforming assets ratio. At December 31, 2003, Webster is in compliance with all covenants.

During January 1997, a statutory business trust, Webster Capital Trust I (“Trust I”), was formed of which Webster holds 100% of the common stock. Trust I exists for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of subordinated debentures of Webster. The sole asset of Trust I is $103.1 million of Webster’s 9.36% junior subordinated deferrable interest debentures due in 2027 (“subordinated debt securities”).

On April 1, 1997, Eagle Financial Capital Trust I, subsequently renamed Webster Capital Trust II (“Trust II”), completed a private placement of the capital securities. Proceeds from the issue were invested by Trust II in $51.5 million of 10.0% junior subordinated deferrable debentures issued by Eagle due in 2027. These debentures represent the sole assets of Trust II. Webster holds 100% of the common stock in Trust II.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2003, a statutory business trust, Webster Statutory Trust I (“ST I”), was created of which Webster holds 100% of the common stock. The sole asset of ST I is the $77.3 million of Webster’s floating rate subordinated debt securities due in 2033. The interest rate on subordinated debt securities will change quarterly to 3-month LIBOR plus 2.95%. The initial rate was 4.09%. The subordinated debt securities may be redeemed in whole or in part quarterly, beginning in September 2008. Earlier redemption is possible prior to this date on the occurrence of a special qualifying event.

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

In December 2003, FIN 46R, which requires Webster to deconsolidate its investment in Trust I and II and Statutory Trust I was adopted. In accordance with the provisions of FIN 46R, the capital security obligations of the Trusts that were classified as a separate line between debt and equity were derecognized. Webster’s junior subordinated debt obligation to the trusts is no longer eliminated in consolidation and is included in other long-term debt on the Consolidated Statements of Condition.

NOTE 15: Shareholders’ Equity

Applicable regulations of the Office of Thrift Supervision (“OTS”) require federal savings banks, such as Webster Bank, to satisfy certain minimum capital requirements, including a leverage capital requirement (expressed as a ratio of core or Tier 1 capital to adjusted total assets) and risk-based capital requirements (expressed as a ratio of core or Tier 1 capital and total capital to total risk-weighted assets). As an OTS regulated institution, Webster Bank is also subject to a minimum tangible capital requirement (expressed as a ratio of tangible capital to adjusted total assets). At December 31, 2003 and 2002, it exceeded all OTS regulatory capital requirements and met the Federal Deposit Insurance Corporation (“FDIC”) requirements for a “well capitalized” institution. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Consolidated Financial Statements. The capital amounts and classifications are also subject to qualitative judgments by the OTS about components, risk weightings and other factors.

At December 31, 2003 and 2002, Webster Bank was in full compliance with all applicable capital requirements, as detailed below.

			OTS Minimum		FDIC Minimum
	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2003
Bank’s equity (to total assets)	$1,227,218	8.50%
Non-includable subsidiaries	(2,234)
Goodwill and other intangible assets	(264,154)
Unrealized gain on certain AFS securities, net	(6,505)

Tangible capital (to adjusted total assets)	954,325	6.74	$283,175	2.00%	No Requirement
Qualifying intangibles	—

Tier 1 capital (to adjusted total assets), net	954,325	6.74	566,351	4.00	$772,053	5.00%
Tier 1 Risk-based capital (to risk-weighted assets)	954,325	9.87	386,789	4.00	580,184	6.00
Allowable allowance for loan losses	118,545

Total Risk-based capital (to risk- weighted assets)	$1,072,870	13.16	773,578	8.00	966,973	10.00

At December 31, 2002
Tangible capital (to adjusted total assets)	$835,049	6.42%	$260,101	2.00%	No Requirement
Tier 1 capital (to adjusted total assets)	835,049	6.42	520,201	4.00	$650,252	5.00%
Tier 1 capital (to risk-weighted assets)	835,049	9.41	354,989	4.00	532,484	6.00
Total capital (to risk-weighted assets)	945,993	10.66	709,979	8.00	887,473	10.00

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory rules currently impose limitations on all capital distributions by savings institutions, including dividends, stock repurchases and cash-out mergers. Under current OTS capital distribution regulations, as long as Webster Bank meets the OTS capital requirements before and after the payment of dividends and meets the standards for expedited treatment of applications (including having certain regulatory composite, compliance and Community Reinvestment Act ratings), it may pay dividends to the Parent Company without prior OTS approval in an amount equal to the net income less dividends paid to date for the calendar year, plus retained net income for the preceding two years. In addition, the OTS has the discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds, and must be given 30 days advance notice of all capital distributions during which time it may object to any proposed distribution. Dividends paid by Webster Bank to the Parent Company totaled to $70.0 million and $180.0 million for 2003 and 2002, respectively.

At the time of the respective conversions of Webster Bank and certain predecessors from mutual to stock form, each institution established a liquidation account for the benefit of eligible depositors who continue to maintain their deposit accounts after conversion. In the event of a complete liquidation, each eligible depositor will be entitled to receive a liquidation distribution from the liquidation account. Webster Bank may not declare or pay a cash dividend on or repurchase any of its capital stock if the effect thereof would cause its regulatory capital to be reduced below applicable regulatory capital requirements or the amount required for its liquidation accounts.

Retained earnings at December 31, 2003 and 2002 included $50.0 million of certain “thrift bad debt” reserves established before 1988. For federal income tax purposes, Webster Bank deducted those reserves (including those deducted by certain thrift institutions later acquired by Webster), and they are subject to recapture in certain circumstances, including: (i) distributions by Webster Bank in excess of certain earnings and profits; (ii) redemption of the stock; or (iii) liquidation. Because Webster does not expect these events to occur, no federal income tax liability has been provided for the reserves.

In February 1996, Webster’s Board of Directors adopted a stockholder’s rights plan in which preferred stock purchase rights have been granted as a dividend at the rate of one right for each share of common stock held of record as of the close of business on February 16, 1996. The plan is designed to protect all shareholders against hostile acquirers who may seek to take advantage of Webster and its shareholders through coercive or unfair tactics aimed at gaining control without paying all shareholders a fair price. Each right initially would entitle the holder thereof to purchase under certain circumstances one 1/1,000th of a share of a new Series C Preferred Stock at an exercise price of $100 per share. The rights will expire in February 2006. The rights will be exercisable only if a person or group in the future becomes the beneficial owner of 15% or more of the common stock, or announces a tender or exchange offer which would result in its ownership of 15% or more of the common stock, or if the Board declares any person or group to be an “adverse person” upon a determination that such person or group has acquired beneficial ownership of 10% or more and that such ownership is not in the best interests of Webster.

A total of 331,722 shares of common stock was repurchased during 2003 at an average cost of $37.38 per common share. Of the shares repurchased, 234,073 shares were repurchased as part of the 2.4 million shares stock buyback program announced July 23, 2002. The remaining 97,649 shares were repurchased for acquisition and other corporate purposes. On July 22, 2003, an additional stock buyback program was announced consisting of 2.3 million shares, or approximately 5 percent, of its 45.6 million then outstanding common shares.

During 2002, a total of 3,960,690 shares of its common stock was repurchased at an average cost of $34.97 per common share. Of the shares repurchased, 2,175,404 shares were repurchased from the 2.5 million shares stock buyback program announced September 14, 2001 and 1,620,504 shares were repurchased from a stock buyback program announced July 23, 2002. An additional 164,782 shares were repurchased for acquisition and other corporate purposes.

A total of 374,756 shares of common stock was repurchased during 2001 at an average cost of $29.95 per common share. The majority of the repurchased shares, totaling 294,596, was the result of an announcement during the third quarter of 2001, to begin to repurchase 2.5 million shares of its common stock.

There was a total of 48,713 and 64,116 shares of restricted common stock granted to senior management and non-employee directors during 2003 and 2002, respectively. The cost of the restricted shares was measured on the date of grant and charged to noninterest expense over restricted period. See Notes 1 and 18 of Notes to Consolidated Financial Statements for further information on stock-based compensation.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive income is comprised of the following components.

	At December 31,

	2003	2002

Unrealized gain on available for sale of securities (net of tax)	$16,179	50,596
Unrealized gain upon transfer of available for sale securities to held to maturity (net of tax and amortization)	2,029	—
Deferred gain on hedge, net	1,528	—

Total accumulated other comprehensive income	$19,736	50,596

NOTE 16: Derivative Financial Instruments

The provisions of SFAS No. 133, as amended by SFAS Nos. 137, 138 and 149, were adopted effective January 1, 2001. On January 1, 2001, interest caps with a notional value of $260 million and interest rate floors with a notional value of $500 million were used to manage interest rate risk. These derivatives did not qualify for hedging under SFAS No. 133. As a result, the derivatives were recorded on the balance sheet at January 1, 2001, and a charge to earnings of $3.6 million ($2.4 million, net of taxes) was recorded in the Consolidated Statements of Income as a cumulative effect of change in method of accounting. The interest rate caps and floors were sold during the second quarter of 2001.

At December 31, 2003, there were outstanding interest rate swaps with a total notional amount of $1.3 billion. These swaps are to hedge FHLB advances, brokered deposits, repurchase agreements and subordinated debt and qualify for fair value hedge accounting under SFAS No. 133. The swaps are used to transform the debt from fixed rate to floating rate debt. Of the total, $650 million dollars of the interest rate swaps mature in 2004, $81.5 million mature in 2006, $200 million in 2007, $143.5 million in 2008 and $200.0 million in 2013. An equivalent amount of the hedged debt matures on these dates. At December 31, 2002, there were outstanding interest rate swaps with a notional amount of $900 million.

Webster transacts certain derivative products with its customer base. These customer derivatives are offset with matching derivatives with other counterparties in order to minimize risk. Exposure with respect to these derivatives is largely limited to nonperformance by either of the parties in the transaction — the customer or the other counterparty. The notional amount of customer derivatives and the offsetting counter party derivatives each totaled $116.1 million at December 31, 2003.

Interest rate lock commitments are extended to borrowers that relate to the origination of readily marketable mortgage loans held for sale (“rate locks”). To mitigate the interest rate risk inherent in these rate locks, as well as closed mortgage loans held for sale (“loans held for sale”), mandatory forward commitments are established to sell mortgage-backed securities and best efforts forward commitments to sell individual mortgage loans (“forward commitments”). Rate locks and forward commitments are considered to be derivatives under SFAS No. 133 as amended. The estimated fair value of the rate locks and forward commitments are recorded on the balance sheet in either other assets or other liabilities, with the offset to gain on sales of loans and loan servicing, net included in noninterest income.

The fair value of a rate lock is estimated based on the expected profit or loss to be realized on the underlying loan, including the estimated value of the servicing rights associated with the loan, as well as the probability that the rate lock will be exercised by the borrower (“fallout factor”). For rate locks associated with optional (“best efforts”) forward commitments, fair value is estimated based on the pricing specified in the related forward commitment. The fair value of mandatory forward commitments is based on current pricing obtained from independent third parties.

At December 31, 2003 and 2002, there were rate locks of approximately $111.6 million and $358.9 million and its residential mortgage held for sale for portfolio totaled $89.8 million and $400.0 million. Forward sales, which include mandatory forward commitments of approximately $133.0 million and $439.7 million and best efforts forward commitments of approximately $16.6 million and $93.5 million at December 31, 2003 and 2002, respectively, establish the price that would be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There would still be certain execution risk, that is risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell. The derivative activities associated with the loans held for sale portfolio qualify as a fair value hedge under SFAS No. 133. A highly effective relationship has been established between the loans held for sale portfolio and certain forward sales commitments.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17: Summary of Estimated Fair Values of Financial Instruments

A summary of estimated fair values of significant financial instruments consisted of the following:

	At December 31,

	2003		2002

	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and due from depository institutions	$209,234	209,234	266,463	266,463
Short-term investments	42,420	42,420	15,596	15,596
Securities	4,302,181	4,303,441	4,124,997	4,124,997
Loans held for sale	89,830	89,830	405,157	407,558
Total loans	9,212,809	9,352,140	7,912,639	8,128,911
Allowance for loan losses	(121,674)	(121,674)	(116,804)	(116,804)

Loans, net	9,091,135	9,230,466	7,795,835	8,012,107
Mortgage servicing rights	4,331	8,499	11,320	19,464
Liabilities:
Deposits other than time deposits	$5,593,424	5,425,115	4,915,475	4,859,817
Time deposits	2,778,711	2,829,156	2,690,647	2,748,054
Fed funds and repurchase agreements	1,892,138	1,889,556	2,166,640	2,169,339
FHLB advances and other long-term debt	3,044,255	3,157,747	2,289,029	2,409,481
Capital securities and preferred stock of subsidiary corporation	9,577	10,243	130,832	161,049

An Asset/Liability simulation model is used to estimate the fair value of most assets and liabilities. Fair value is estimated by discounting the average expected cash flows over multiple interest rate paths. An arbitrage-free trinomial lattice term structure model generates the interest rate paths. The month-end LIBOR/Swap yield curve and swap option volatilities are used as the input for deriving forward rates for future months. Cash flows for all instruments are created for each rate path using product specific behavioral models and account specific system data. Discount rates are matched with the time period of the expected cash flow. The Asset/Liability simulation software is enhanced with a mortgage prepayment model and a Collateralized Mortgage Obligation database. Instruments with explicit options (i.e., caps, floors, puts and calls) and implicit options (i.e., prepayment and early withdrawal ability) require such a rate and cash flow modeling approach to more accurately quantify value. A spread is added to the discount rates to reflect credit and option risks embedded in each instrument. Spreads and prices are calibrated to observable market instruments when available or to estimates based on industry standards.

The carrying amounts for short-term investments, other than time deposits, approximate fair value since they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of securities (see Note 4 of Notes to Consolidated Financial Statements) is estimated based on prices or quotations received from third parties or pricing services. The fair value of debt issuances is based on prices calculated by Bloomberg. The fair value of interest-rate contracts was based on the amount Webster could receive or pay to terminate the agreements. FHLB stock, which is included in securities, has no active market and is required to be held by member banks. The estimated fair value of FHLB stock equals the carrying amount. In estimating the fair value of loans and deposits, about 200 distinct types of accounts are separately valued and consolidated into the broad categories in the table above. Whenever possible, observable market prices for similar loans or deposit are used as benchmarks to calibrate Webster’s portfolios.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings or any part of a particular financial instrument. Because no active market exists for a significant portion of Webster’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These factors are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, Webster has a substantial trust and investment management operation that contributes net fee income annually. The trust and investment operation is not considered a financial instrument and its value has not been incorporated into the fair value estimates. In addition, the

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimate of fair value.

NOTE 18: Employee Benefit and Stock Option Plans

There is an employee investment savings plan governed by section 401(k) of the Internal Revenue Code. Under the savings plan, Webster matches $.50 for every $1.00 of the employee’s contribution up to 6% of the employee’s annual compensation. Noninterest expense was charged with $3.4 million in 2003, $2.6 million in 2002 and $1.9 million in 2001 for employer matching contributions to the plan.

An Employee Stock Ownership Plan (“ESOP”) was active through December 31, 2001. Effective as of January 1, 2002, the ESOP did not receive any further employer contributions or allow any new members to join the plan. Members will continue to receive dividend payments on their vested balance in Webster common stock. Benefit payments from the ESOP will continue under the benefit payment provisions of the plan. The final release of unallocated shares under the ESOP occurred in January 2002. Noninterest expense was charged with $108,000, $935,000 and $881,000 for the years ended December 31, 2003, 2002 and 2001, respectively, for costs related to the ESOP. The 2003 ESOP charge was related to administrative costs. The 2002 ESOP charge included $857,000 of compensation expense and $78,000 of administrative costs.

In 2002, a value sharing plan was established to continue to provide certain employees the opportunity to be shareholders. The value sharing plan became a component of the 401(k) Plan. Under the plan, discretionary profit sharing contributions are made to the 401(k) plan for the benefit of participants who are below the level of senior vice president. The contributions will initially be invested in Webster common stock and remain there until the participant becomes fully vested in his profit sharing account. The contributions will be allocated proportionately for each eligible participant on the basis of his compensation. Noninterest expense was charged with $799,000 for each of the years ended December 31, 2003 and 2002.

An Employee Stock Purchase Plan (“ESPP”) was established in April 2000. The ESPP is governed by Section 423 of the Code and provides eligible employees the opportunity to invest up to 10% of their base compensation to purchase Webster common stock at a discounted price. Since inception of the plan, participants were able to purchase Webster common stock at 85% of the lower of the market price on either the first or last trading day of each offering period. During 2003 and 2002, shares purchased totaled 42,293 and 33,895, respectively. At December 31, 2003, there were 617,758 shares available for future purchase under the ESPP. For the years ended December 31, 2003 and 2002, charges to noninterest expense totaled $460,000 and $128,000, respectively.

A defined benefit noncontributory pension plan is maintained for employees who meet certain minimum service and age requirements. Pension plan benefits are based upon earnings of covered employees during the period of credited service. A supplemental retirement plan is also maintained for the benefit of employees who are at the executive vice president or above level. The supplemental retirement plan provides eligible participants with an additional retirement benefit.

As a result of the NABT acquisition on November 7, 2003, the obligations of its pension plan were assumed. The plan is scheduled to be merged into Webster’s plan in 2004.

Webster also provides other postretirement benefits to certain retired employees. NABT did not provide other postretirement benefits.

A December 31 measurement date is used for all benefit plans.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth changes in benefit obligation, changes in plan assets and the funded status of the pension plans and other postretirement benefit plans at December 31, 2003 and 2002.

	Pension Benefits		Other Benefits

(In thousands)	2003	2002	2003	2002

Change in benefit obligation:
Projected benefit obligation-beginning of year	$54,746	43,694	4,223	3,392
Service cost	6,799	5,557	—	—
Interest cost	3,795	3,193	332	210
Plan amendments	—	1,349	—	—
Actuarial liability loss	7,385	2,591	332	914
Benefits paid and administrative expenses	(1,199)	(1,638)	(285)	(293)
Purchase acquisition	1,177	—	—	—

Projected benefit obligation-end of year	72,703	54,746	4,602	4,223

Change in plan assets:
Plan assets at fair value-beginning of year	44,600	35,065	—	—
Actual gain (loss) on plan assets	7,855	(2,401)	—	—
Employer contributions	7,835	13,574	—	—
Benefits paid and administrative expenses	(1,199)	(1,638)	—	—
Purchase acquisition	1,152	—	—	—

Plan assets at fair value-end of year	60,243	44,600	—	—

Funded status	(12,460)	(10,146)	(4,602)	(4,223)
Unrecognized prior service cost	337	403	744	806
Unrecognized net loss	19,867	17,819	471	139
Unrecognized transition asset	(67)	(76)	—	—
Additional minimum liability	(914)	(735)	—	—

Prepaid (accrued) benefit cost	$6,763	7,265	(3,387)	(3,278)

The pension plan held in its investment portfolio 62,000 shares of Webster common stock at both December 31, 2003 and 2002. The stock had an approximate market value of $2.9 million and $2.2 million at December 31, 2003 and 2002, respectively.

The fair value of plan assets exceeds the accumulated benefit obligation in all of Webster’s pension plans, except for the supplemental retirement plan. Information concerning this plan is presented below.

	At December 31,

(In thousands)	2003	2002

Projected benefit obligation	$3,612	2,918
Accumulated benefit obligation	2,720	1,938
Fair value of plan assets	—	—

The accumulated benefit obligation of all pension plans was $61.9 million and $45.9 million at December 31, 2003 and 2002, respectively.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net benefit expense for the years ended December 31 included the following components.

	Pension Benefits			Other Benefits

(In thousands)	2003	2002	2001	2003	2002	2001

Service cost-benefits earned during the period	$6,799	5,557	4,262	—	—	—
Interest cost on projected benefit obligations	3,795	3,193	2,452	332	210	234
Expected return on plan assets	(3,440)	(3,303)	(2,758)	—	—	—
Amortization of prior service cost and transition asset	56	(97)	(98)	62	62	62
Recognized net loss (gain)	923	517	25	—	(4)	(37)

Net pension expense	$8,133	5,867	3,883	394	268	259

Webster plans to contribute at least an amount equal to the greater of the contribution required to meet the minimum funding standards under IRC Section 412 (estimated at $0 for 2004), or the amount necessary to avoid an additional minimum liability as defined in SFAS No. 87 and No. 132. Additional contributions will be made as deemed appropriate by management in conjunction with the plans actuaries. For 2004, the preliminary estimated contribution ranges from $7.0 million to $9.0 million.

The allocation of the fair value of the pension plan’s assets at the December 31 measurement date is shown in the following table:

	2003	2002

Assets Category:
Cash/Cash Equivalents *	16%	19
Fixed Income Investments	25	27
Equity Investments	59	54
	100%	100

•	December 31 percentages reflect employer contributions of $7.8 million and $5.0 million for 2003 and 2002, respectively, that were made late in December of each year. On average, over a complete market cycle, cash and cash equivalents were within policy guidelines of 30% fixed income investments and 70% equities.

The Retirement Plan Committee, (“the Committee”) is a fiduciary under ERISA, and is charged with the responsibility for directing and monitoring the investment management of the pension plan. To assist the Committee in this function, they engage the services of investment managers who possess the necessary expertise to manage the pension plan assets within the established investment policy guidelines and objectives. The statement of investment policy guidelines and objectives is not intended to remain static and is reviewed no less often than annually by the Committee.

The primary objective of the pension plan investment strategy is to provide long-term capital appreciation through investments in equity and fixed-income securities. The performance benchmarks for the plan include a composite of the Standard and Poors stock index and the Lehman Brothers Corporate/Government Bond Index. The volatility, as measured by Standard Deviation, of the pension plan’s assets should not exceed that of the Composite Index. The investment policy guidelines allow the plan assets to be invested in certain types of cash equivalents, fixed income securities, equity securities and mutual funds. Investments in mutual funds must be only for funds that invest in the types of securities that are specifically allowed by investment policy guidelines.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The investment policy guidelines in effect as of December 31, 2003 and 2002, on average, over a complete market cycle, set the following asset allocation ranges:

Target Asset Allocations:
Cash/Cash Equivalents	0% - 10%
Fixed Income Investments	25% - 45%
Equity Investments	50% - 70%

The basis for the expected long-term rate of return on assets assumption is as follows.

	Percent of	Expected
Asset Category	Portfolio	Return

US Bonds	35%	6.3%
Large Cap Equity	51	9.3
Small Cap Equity	3	10.8
International Equity	6	9.3
Short-term Investments	5	4.8

Total	100%	8.0%

Reasonable range for the long-term return on asset assumption is 7.5% to 8.5%. Webster selected 7.75%

Weighted-average assumptions used to determine benefit obligations at December 31.

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Discount Rate	6.25%	6.75	6.25%	6.75
Rate of compensation increase	4.00	4.50

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31.

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Discount Rate	6.75%	7.00	6.75%	7.00
Expected long term return on assets	7.75	9.00
Rate of compensation increase	4.50	5.00

The discount rate used in determining the accumulated postretirement benefit obligation was 6.25% for 2003 and 6.75% for 2002. The assumed healthcare cost-trend rate is 10.0% for 2003 declining 1.00% each year until 2008 when the rate will be 5.00%. An increase of 1.00% in the assumed healthcare cost trend rate for the 2003 period would have increased the net periodic postretirement benefit cost by $20,000 and increased the accumulated benefit obligation by $346,000. A decrease of 1.00% in the assumed healthcare cost trend rate for the 2003 period would have decreased the net periodic postretirement cost by $18,000 and decreased the accumulated benefit obligation by $305,000.

A fixed stock option plan (the “plan”) is maintained for the benefit of its officers and directors. The plan grants both incentive and nonqualified stock options. There have been several plans that were added through acquisitions that have remaining options outstanding, which total 166,876 as of December 31, 2003. During 2002, effective January 1, 2002, the fair value recognition provisions of SFAS No. 123 were adopted and applied on a prospective basis for its option accounting. Prior to January 1, 2002, the provisions of APB No. 25 and related interpretations in accounting were used for its option grants. Under the provisions of APB No. 25, the cost of options granted was reported in pro forma disclosure form. See Note 1 of Notes to Consolidated Financial Statements for information that discloses net income and earnings per share information had the fair value method under SFAS No. 123 been applied to options granted from 1995 through 2001.

The fair value of each option is determined based on the grant date using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions used for grants issued during 2003: expected option term of 7.2 years, expected dividend yield of

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.00%, expected volatility of 30.59%, expected forfeiture rate of 5.00%, and weighted risk-free interest rate of 3.88%. The weighted-average assumptions used for grants issued during 2002 were: 8.6 years, 2.15%, 31.75%, 4.46% and 4.35%, respectively; and for 2001 were 8.5 years, 2.15%, 34.76%, 2.99% and 5.37%, respectively. The weighted-average per share fair value of options granted during 2003, 2002 and 2001 were $13.37, $12.56 and $11.45, respectively.

A summary of the stock option plans at December 31, 2003, 2002 and 2001 and changes during the years is presented below:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	3,362,299	$25.62	3,160,635	$23.69	3,096,287	$21.14
Options granted	461,748	44.58	516,349	35.06	556,410	28.75
Options issued in connection with purchase acquisitions	29,461	16.86	—	—	—	—
Options exercised	(343,366)	16.72	(236,015)	19.59	(445,082)	12.10
Options forfeited/canceled	(39,454)	29.34	(78,670)	24.99	(46,980)	25.13

Options outstanding at end of year	3,470,688	$28.91	3,362,299	$25.62	3,160,635	$23.69

Options exercisable at year end	2,292,015	$24.64	1,848,025	$23.37	1,754,410	$22.39

The following table summarizes information about the option plans at December 31, 2003:

Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$9.23 - 13.84	266,594	1.0	$10.56	266,594	$10.56
13.85 - 18.46	159,351	2.3	15.24	159,351	15.24
18.47 - 23.07	770,486	5.9	21.99	770,486	21.99
23.08 - 27.69	284,122	5.6	25.38	284,122	25.38
27.70 - 32.30	586,893	6.6	30.44	240,293	31.26
32.31 - 36.92	885,069	6.7	34.23	537,169	33.98
36.93 - 41.53	109,725	8.7	37.95	34,000	38.54
41.54 - 46.15	408,448	10.0	45.55	—	—

	3,470,688	6.2	$28.91	2,292,015	$24.64

At December 31, 2003, total options outstanding included 2,583,385 non-qualified and 887,303 incentive stock options. The options normally vest over a three to four year period and grant the holder the right to acquire a share of Webster common stock for each option held and have a contractual life of ten years. The 1992 Stock Option Plan (“the Plan”) was amended in 2003 to increase the number of common shares available for issuance by 2.2 million shares and to extend the term of the Plan from February 2008 to February 2013. The Plan also permits grants of restricted stock. During 2003 and 2002, there were 43,638 and 59,666, respectively, of restricted common shares granted to senior management under the Plan, which normally vest over a period ranging from three to five years. A Director Retainer Fees plan provides non-employee directors with restricted shares in lieu of an annual cash retainer for their services rendered as directors. During 2003 and 2002, a total of 5,075 and 4,450 restricted shares, respectively, were granted to directors with a vesting schedule of one year. The cost of all restricted shares granted to directors and management is amortized to noninterest expense over the service vesting period and such expense is reflected in compensation and benefits expense. The Plan, as of December 31, 2003, had 2,153,031 common shares available for future grants.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19: Business Segments

Webster has four segments for purposes of business segment reporting. These segments include Retail Banking, Commercial Banking, Wealth and Investment Services and Corporate. The organizational hierarchies that define the business segments are periodically reviewed and revised. Results may be restated, when necessary, to reflect changes in organizational structure or allocation methodology. Prior years' results were restated for a change in reporting the deferral of loan fees and certain origination costs. The following table presents the statement of operations and total assets for Webster’s reportable segments.

Operating income and total assets by business segment are as follows:

Year ended December 31, 2003

			Wealth and
	Retail	Commercial	Investment		Consolidated
(In thousands)	Banking	Banking	Services	Corporate	Total

Net interest income	$270,574	83,715	3,113	56,117	413,519
Provision for loan losses	7,998	17,506	196	(700)	25,000

Net interest income after provision	262,576	66,209	2,917	56,817	388,519
Noninterest income	128,787	51,090	18,943	33,663	232,483
Noninterest expense	203,402	63,686	24,316	86,578	377,982

Income (loss) before income taxes	187,961	53,613	(2,456)	3,902	243,020
Income taxes expense (benefit)	61,699	17,599	(806)	1,280	79,772

Net income (loss)	$126,262	36,014	(1,650)	2,622	163,248

Total assets at period end	$6,741,491	2,879,955	92,761	4,854,483	14,568,690

Year ended December 31, 2002

			Wealth and
	Retail	Commercial	Investment		Consolidated
(In thousands)	Banking	Banking	Services	Corporate	Total

Net interest income	$234,836	66,022	1,983	102,887	405,728
Provision for loan losses	7,708	12,078	116	9,098	29,000

Net interest income after provision	227,128	53,944	1,867	93,789	376,728
Noninterest income	99,052	33,522	16,752	36,246	185,572
Noninterest expense	174,664	54,013	24,360	75,286	328,323

Income (loss) before income taxes and cumulative effect of change in method of accounting	151,516	33,453	(5,741)	54,749	233,977
Income taxes expense (benefit)	47,897	10,575	(1,815)	17,308	73,965

Income (loss) before cumulative effect of change in method of accounting	103,619	22,878	(3,926)	37,441	160,012
Cumulative effect of change in method of accounting (net of taxes)	—	(7,280)	—	—	(7,280)

Net income (loss)	$103,619	15,598	(3,926)	37,441	152,732

Total assets at period end	$6,245,978	2,432,197	63,026	4,726,803	13,468,004

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2001

			Wealth and
	Retail	Commercial	Investment		Consolidated
(In thousands)	Banking	Banking	Services	Corporate	Total

Net interest income	$234,121	63,775	738	68,845	367,479
Provision for loan losses	3,922	10,090	388	—	14,400

Net interest income after provision	230,199	53,685	350	68,845	353,079
Noninterest income	89,521	23,330	19,125	30,122	162,098
Noninterest expense	199,132	37,991	17,020	54,789	308,932

Income before income taxes, extraordinary item and cumulative effect of change in method of accounting	120,588	39,024	2,455	44,178	206,245
Income taxes expense	40,595	13,137	806	14,892	69,430

Income before extraordinary item and cumulative effect of change in method of accounting	79,993	25,887	1,649	29,286	136,815
Extraordinary item-early extinguishment of debt (net of taxes)	—	—	—	(1,209)	(1,209)
Cumulative effect of change in method of accounting (net of taxes)	—	—	—	(2,418)	(2,418)

Net income	$79,993	25,887	1,649	25,659	133,188

Total assets at period end	$5,670,598	1,985,859	35,407	4,165,518	11,857,382

Retail Banking

The Retail Banking segment includes insurance services, small business lending, consumer lending and deposit generation and direct banking activities, which include the operation of automated teller machines and telebanking customer support and sales. The Retail Banking segment also includes residential real estate lending, loan servicing and secondary marketing activities. The growth in net interest income compared to a year ago can be attributed to the increases in consumer loans and loans held for sale. Revenue from the acquisition of Mathog and LJF insurance agencies, the increase in loan gains from residential mortgage originations along with the growth in deposits and services charges as a result of the High Performance Checking product have increased the levels of income for 2003. Noninterest expense rose as a result of insurance acquisitions, growth in de novo branches and lending activity.

Commercial Banking

The Commercial Banking segment includes middle market, specialized, equipment financing, asset-based and commercial real estate lending, deposit and cash management activities and financial advisory services. The results for 2003 reflect the full year impact of the WBCC and BIC acquisitions as well as the growth in equipment financing, middle market and commercial real estate loans. These additions significantly added to net interest income and noninterest income as compared to the results for 2002. The results for 2002 include a $7.3 million, net of tax, charge for the adoption of SFAS No. 142. In March 2004, Webster sold its interest in Duff & Phelps, LLC.

Wealth and Investment Services

Wealth and Investment Services includes the activities of Webster Financial Advisors, Webster Trust, Webster Investment Services and Fleming, Perry and Cox, which combine to provide comprehensive wealth management services for individuals and institutions. Its primary sources of revenue are fees from trust management activities and investment product sales.

Corporate

Corporate includes the Treasury unit, which is responsible for managing the securities portfolio and wholesale funding needs. It also includes certain support unit expenses not allocated to the business lines, the residual impact of methodology allocations such as the provision for loan losses, and funds transfer pricing offsets. The decrease in 2003 net interest income was due primarily to a continued low interest rate environment, which accelerated prepayments on fixed rate mortgage related assets causing high level of premium amortization and reinvestments into lower yielding assets. Also during 2003, there was a decrease in wholesale funding spreads, i.e. the difference between the yield on securities portfolio and the cost of borrowed funds.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management uses certain methodologies to allocate income and expenses to the business lines. Funds transfer pricing assigns interest income and interest expense to each line of business on a matched maturity funding concept based on each business’s assets and liabilities. The provision for loan losses is allocated to business lines on an “expected loss” basis. Expected loss is an estimate of the average loss rate that individual credits will experience over an economic cycle, based on historical loss experiences and the grading assigned each loan. This economic cycle methodology differs from that used to determine our consolidated provision for loan losses, which is based on an evaluation of the adequacy of the allowance for loan losses considering the risk characteristics in the portfolio at a point in time. The difference between the sum of the provisions for each line of business determined using the expected loss methodology and the consolidated provision is included in Corporate. Indirect expenses are allocated to segments. These include support unit expenses such as administration, finance, technology and processing operations and other support functions. Taxes are allocated to each segment based on the effective rate for the period shown.

NOTE 20: Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts

In December 2003, the FASB issued FASB Interpretation No. (“FIN”) 46 (revised), “Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity (“VIE”). FIN 46R replaces FIN 46 that was issued in January 2003. As a public company that is not a small business issuer (as defined in applicable SEC regulations), Webster is required to apply FIN 46R to variable interests generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. For any VIEs that must be consolidated under FIN 46R and were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change. FIN 46R was adopted as of December 31, 2003, and resulted in the deconsolidation of Webster Capital Trusts I and II and Webster Statutory Trust I. See Note 14 of Notes to Consolidated Financial Statements for further information.

As discussed in the section captioned Item 1, “Business”, Webster anticipates becoming a financial holding company in connection with the planned conversion from a federal savings bank to a national bank. As a financial holding company, Webster will be subject to regulatory capital requirements. Presently, the capital trust securities qualify as Tier I capital. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank and financial holding companies to continue to include the capital trust preferred securities in Tier I capital for regulatory purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of December 31, 2003, if Webster was not allowed to include its $185.3 million of outstanding trust preferred securities within Tier I capital and was subject to financial holding company capital requirements, it would still exceed the regulatory required minimums for capital adequacy purposes.

NOTE 21: Preferred Stock of Subsidiary Corporation

The Series B preferred stock was not redeemable prior to January 15, 2003, except upon the occurrence of a specified tax event. Redemption after January 15, 2003 is at the option of WPCC. Dividend expense on the preferred stock, inclusive of issuance cost amortization, was $863,000 for each of 2003 and 2002 and $985,000 for 2001. The preferred shares are not exchangeable into common stock or any other securities, and do not constitute regulatory capital of either Webster Bank or Webster. The Series B preferred shares are listed on NASDAQ under the symbol “WBSTP”.

NOTE 22: Legal Proceedings

Webster is involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate management believes to be immaterial to the financial condition and results of its operations.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23: Parent Company Condensed Financial Information

The Parent Company Condensed Statements of Condition at December 31, 2003 and 2002 and the Statements of Income and Cash Flows for the three-year period ended December 31, 2003 are presented below.

Statements of Condition

	At December 31,

(In thousands)	2003	2002

Assets:
Cash and due from depository institutions	$2,949	1,846
Short-term investments	55,423	11,160
Securities available for sale	111,827	63,695
Loans to subsidiaries	6,549	4,006
Investment in subsidiaries	1,289,200	1,185,098
Due from subsidiaries	1,843	1,850
Other direct investments	13,235	17,103
Other assets	16,215	4,227

Total assets	$1,497,241	1,288,985

Liabilities and shareholders’ equity:
Senior notes	$100,800	126,000
Junior subordinated debt (Note 20)	231,960	—
Accrued and deferred taxes	5,726	139
Accrued interest payable	4,758	5,188
Other liabilities	1,102	945

Total liabilities	344,346	132,272
Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts (Note 20)	—	121,255
Shareholders’ equity	1,152,895	1,035,458

Total liabilities and shareholders’ equity	$1,497,241	1,288,985

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Income

	Years ended December 31,

(In thousands)	2003	2002	2001

Operating Income:
Dividends from subsidiary	$70,000	180,000	36,000
Interest on securities and short-term investments	5,863	4,949	7,222
Interest on loans to subsidiaries	240	245	95
Gain on sale of securities, net	8,026	5,685	1,674
Other noninterest income	1,438	113	663

Total operating income	85,567	190,992	45,654

Operating Expenses:
Interest expense on borrowings	10,967	11,163	11,164
Capital securities expense	11,924	13,525	14,462
Compensation and benefits	6,795	5,926	3,966
Other expenses	5,310	3,720	2,747

Total operating expenses	34,996	34,334	32,339

Income before income tax benefit and equity in undistributed earnings (losses) of subsidiaries	50,571	156,658	13,315
Income tax benefit	7,760	9,123	9,300

Income before equity in undistributed earnings (losses) of subsidiaries	58,331	165,781	22,615
Equity in undistributed earnings (losses) of subsidiaries	104,917	(13,049)	110,573

Net income	$163,248	152,732	133,188

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows

	Years ended December 31,

(In thousands)	2003	2002	2001

Operating activities:
Net income	$163,248	152,732	133,188
Increase in other assets	(9,635)	(1,801)	(1,316)
Gain on sale of securities	(8,026)	(5,685)	(1,674)
Equity in undistributed (earnings) loss of subsidiaries	(104,917)	13,049	(110,573)
Increase (decrease) in other liabilities	5,664	1,745	(2,010)
Stock-based compensation	5,618	3,385	1,184
Amortization of securities, net	26	45	72

Net cash provided by operating activities	51,978	163,470	18,871

Investing activities:
Purchases of securities available for sale	(24,257)	(20,406)	(7,268)
Sales proceeds and maturities of securities available for sale	45,221	51,045	30,852
(Increase) decrease in short-term investments	(44,263)	4,768	24,431
Increase in loans to subsidiaries	(2,543)	(843)	(3,163)
Net cash paid for purchase acquisitions	(25,438)	(650)	(25,670)

Net cash (used) provided by investing activities	(51,280)	33,914	19,182

Financing activities:
Repurchase of capital securities	(12,342)	(28,745)	—
Issuance of capital securities	75,000	—	—
Repayment of debt	(25,200)	—	(357)
Exercise of stock options	8,269	6,034	7,622
Cash dividends to shareholders	(37,422)	(35,463)	(33,003)
Common stock repurchases	(12,400)	(138,511)	(11,223)
Capital return from subsidiary	4,500	—	—

Net cash provided (used) by financing activities	405	(196,685)	(36,961)

Increase in cash and cash equivalents	1,103	699	1,092
Cash and cash equivalents at beginning of year	1,846	1,147	55

Cash and cash equivalents at end of year	$2,949	1,846	1,147

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Disclosure Controls and Procedures

Webster’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

There were no changes made in the internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information for the executive officers of Webster, each of whom is elected to serve for a one-year period.

	Age at	Positions Held with Webster
Name	December 31, 2003	and Webster Bank

James C. Smith	54	Chairman, Chief Executive Officer and Director

William T. Bromage	58	President, Chief Operating Officer and Director of Webster and Webster Bank; Vice Chairman of Webster Bank

William J. Healy	59	Executive Vice President and Chief Financial Officer

Peter K. Mulligan	59	Senior Executive Vice President — Retail Banking

Joseph J. Savage	51	Executive Vice President — Commercial Banking

Jo D. Keeler	53	Executive Vice President and Chief Risk Officer of Webster and Webster Bank and Chief Credit Policy Officer of Webster Bank

Harriet Munrett Wolfe	50	Executive Vice President, General Counsel and Secretary

     Information concerning the principal occupation of these executive officers of Webster and Webster Bank during at least the last five years is set forth below.

     James C. Smith is Chairman, Chief Executive Officer and a director of Webster and Webster Bank, having been elected Chairman in 1995 and Chief Executive Officer in 1987. Mr. Smith joined Webster Bank in 1975, and was elected President, Chief Operating Officer and a director of Webster Bank in 1982 and of Webster in 1986. Mr. Smith served as President of Webster and Webster Bank until April 2000. Mr. Smith, who served as a member of the Board of Directors of the American Bankers Association until December 2002, is Chairman of the Corporate Governance Task Force of the American Bankers Association. He is a director of MacDermid, Incorporated (NYSE: MRD), a manufacturer and wholesaler of specialty chemical products, and St. Mary’s Hospital, located in Waterbury, Connecticut. Mr. Smith is co-chair of the Governor’s Council on Economic Competitiveness and Technology in Connecticut, and is active in numerous community and economic development organizations. Mr. Smith is Chairman of the Executive Committee.

     William T. Bromage is President, Chief Operating Officer and a director of Webster and Webster Bank and Vice Chairman of Webster Bank. Mr. Bromage was elected President in April 2000 and Chief Operating Officer in January 2002. From September 1999 to April 2000, he served as Senior Executive Vice President — Business Banking and Corporate Development of Webster and Webster Bank. From May 1996 to August 1999, Mr. Bromage served as Executive Vice President — Business Banking of Webster and Webster Bank.

     William J. Healy is Executive Vice President and Chief Financial Officer of Webster and Webster Bank, positions he has held since March 2001. Prior to joining Webster, Mr. Healy was the Executive Vice President and Chief Financial Officer for Summit Bancorp, a bank holding company in Princeton, New Jersey.

     Peter K. Mulligan was Senior Executive Vice President — Retail Banking of Webster and Webster Bank from July 2000 until December 2003. Mr. Mulligan retired as an executive officer effective December 31, 2003 and is currently employed as an internal consultant for Webster. From 1995 until July 2000, he served as Executive Vice President — Consumer and Small Business Banking of Webster and Webster Bank.

     Joseph J. Savage is Executive Vice President of Webster Financial Corporation and Executive Vice President of Commercial Banking for Webster Bank. He joined Webster in April 2002. Prior to joining Webster, Mr. Savage was Executive Vice President of the Communications and Energy Banking Group for CoBank in Denver, Colorado from 1996 to April 2002.

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

     Harriet Munrett Wolfe is Executive Vice President, General Counsel and Secretary of Webster and Webster Bank. Ms. Wolfe joined Webster and Webster Bank in March 1997 as Senior Vice President and Counsel, was appointed Secretary in June 1997 and General Counsel in September 1999. In January 2002, she was appointed Executive Vice President. Prior to joining Webster and Webster Bank, she was in private practice. From November 1990 to January 1996, she was Vice President and Senior Counsel of Shawmut Bank Connecticut, N.A., Hartford, Connecticut.

Webster has adopted a code of business conduct and ethics that applies to all directors, officers and employees, including the principal executive officer and principal financial officer. It has also adopted Corporate Governance Guidelines and charters for the Audit, Compensation, Nominating and Corporate Governance and Executive Committees of the Board of Directors. These documents can be found on Webster’s website (www.wbst.com) beginning on or before the 2004 annual meeting of shareholders.

You can also obtain a printed copy of any of these documents without charge by contacting Webster at the following address:

Webster Financial Corporation Webster Plaza Waterbury, Connecticut 06702 Attn: Investor Relations Telephone: (203) 578-2295

Additional information required under this item may be found under the sections captioned “Information as to nominees and Other Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Webster’s Proxy Statement (“the 2004 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2003, and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information regarding compensation of executive officers and directors is omitted from this Report and may be found in the Proxy Statement under the section captioned “Executive Compensation”, and the information included therein (excluding the Personnel Resources Compensation Committee Report on Executive Compensation and the Comparative Company Performance information) is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this Item is omitted from this Report and may be found under the section captioned “Stock Owned by Management” in the Proxy Statement and the information included therein is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is omitted from this Report and may be found under the section captioned “Certain Relationship” and “Compensation Committee Interlocks and Participation” in the Proxy Statement and the information included therein is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is omitted from this Report and may be found under the section captioned “Auditor Fee Information” in the Proxy Statement and the information included therein is incorporated herein by reference.

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

Exhibit No.	Exhibit Description

Exhibit No. 2	Plan of Acquisition and Reorganization.

2.1	Agreement and Plan of Merger by and among Webster Financial Corporation, Webster Bank and North American Bank & Trust Company, dated as of June 4, 2003 (filed as Exhibit 2.1 to the Corporation’s Registration Statement on Form S-4 (File No. 333-108303) filed with the SEC on August 28, 2003 and incorporated herein by reference).

2.2	Agreement and Plan of Merger by and between Webster Financial Corporation and FIRSTFED AMERICA BANCORP, INC., dated as of October 6, 2003 (filed as Exhibit 99.1 to the Corporations Current Report on Form 8-K filed with the SEC on November 4, 2003 and incorporated herein by reference).

Exhibit No. 3.	Certificate of Incorporation and Bylaws.

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K filed within the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Bylaws, as amended (filed as Exhibit 3 to the Corporation’s Registration Statement on Form S-8 filed with the SEC on July 25, 2000 and incorporated herein by reference).

Exhibit No.	Exhibit Description

Exhibit No. 4	Instruments Defining the Rights of Security Holders.

4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Corporation’s Registration Statement on Form S-3 (File No. 333-81563) filed with the SEC on June 25, 1999 and incorporated herein by reference).

4.2	Rights Agreement, dated as of February 5, 1996, between the Corporation and Chemical Mellon Shareholder Services, L.L.C. (filed as Exhibit 1 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 12, 1996 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, entered into as of November 4, 1996, by and between the Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as an exhibit to the Corporation’s Current Report on Form 8-K filed with the SEC on November 25, 1996 and incorporated herein by reference).

4.4	Amendment No. 2 to Rights Agreement, entered into as of October 30, 1998, between the Corporation and American Stock Transfer & Trust Company (filed as Exhibit 1 to the Corporation’s Current Report on Form 8-K filed with the SEC on October 30, 1998 and incorporated herein by reference).

Exhibit No. 10.	Material Contracts.

10.1	1986 Stock Option Plan of Webster Financial Corporation (filed as Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 and incorporated here in by reference).

10.2	Amendment to 1986 Stock Option Plan (filed as Exhibit 10.3 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.3	Mechanics Savings Bank 1996 Officer Stock Plan (filed as Exhibit 10.1 of MECH Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.4	Amendment No. 1 to Mechanics Savings Bank 1996 Officer Stock Option Plan (filed as Exhibit 4.1 (b) of MECH Financial Inc.’s Registration Statement on Form S-8 as filed with the SEC on April 2, 1998 and incorporated herein by reference).

10.5	Mechanics Savings Bank 1996 Director Stock Option Plan (incorporated by reference to Exhibit 10.2 of MECH Financial, Inc.’s Annual Report on Form 10-K filed with the SEC on March 30, 1998 and incorporated herein by reference).

10.6	Amendment No. 1 to Mechanics Savings Bank 1996 Director Stock Option Plan (filed as Exhibit 4.2 (b) of MECH Financial, Inc.’s Registration Statement on Form S-8 as filed with the SEC on April 2, 1998 and incorporated herein by reference).

10.7	New England Community Bancorp, Inc., 1997 Non-Officer’s Directors’ Stock Option Plan (filed as Exhibit 4.1 of New England Community Bancorp, Inc.’s Registration Statement on Form S-8 as filed with the SEC on October 6, 1998 and incorporated herein by reference).

10.8	Amended and Restated 1992 Stock Option Plan (filed as Exhibit 99.2 to the Corporation’s Registration Statement on Form S-8, filed with the SEC on August 8, 2001 and incorporated herein by reference).

10.9	Economic Value Added Incentive Plan (the description of the plan in the last paragraph that begins on page 17 of the Corporation’s definitive proxy materials for the 2000 Annual Meeting of Shareholders is incorporated herein by reference).

10.10	Performance Incentive Plan (filed as Exhibit A to the Corporation’s definitive proxy materials for the Corporation’s 1996 Annual Meeting of Shareholders and incorporated herein by reference).

10.11	Amendment to Webster Financial Corporation Performance Incentive Plan as amended and restated effective January 1, 1996 (filed as Exhibit 10.11 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.12	Amended and Restated Deferred Compensation Plan for Directors and Officers of Webster Bank (filed as Exhibit 10.12 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.13	2001 Directors Retainer Fees Plan (filed as Exhibit A to the Corporation’s Definitive Proxy Statement filed with the SEC on March 21, 2001 and incorporated herein by reference).

10.14	Supplemental Retirement Plan for Employees of Webster Bank, as amended and restated effective January 1, 2003 (filed as Exhibit 10.14 to Webster's Annual Report on Form 10-K for fiscal year ended December 31, 2002 and incorporated herein by reference).

10.15	Qualified Performance-Based Compensation Plan (filed as Exhibit A to the Corporation’s definitive proxy materials for the Corporation’s 1998 Annual Meeting of Shareholders and incorporated herein by reference).

10.16	Employee Stock Purchase Plan (filed as Appendix A to Webster’s Definitive Proxy Statement filed with the SEC on March 23, 2000 and incorporated herein by reference).

10.17	Employment Agreement, dated as of January 1, 1998, among James C. Smith, the Corporation and Webster Bank (filed as Exhibit 10.27 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.18	Employment Agreement, dated as of January 1, 1998, among William T. Bromage, the Corporation and Webster Bank (filed as Schedule 10.27 to Exhibit 10.27 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.19	Employment Agreement, dated as of January 1, 1998, among Peter K. Mulligan, the Corporation and Webster Bank (filed as Schedule 10.27 to Exhibit 10.27 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.20	Employment Agreement, dated as of April 24, 2002, among Joseph J. Savage, the Corporation and Webster Bank (filed as Exhibit 10.20 to Webster's Annual Report on Form 10-K for fiscal year ended December 31, 2002 and incorporated herein by reference).

10.21	Amendment to Employment Agreement, entered into as of March 17, 1998, by and among Webster Bank, the Corporation and James C. Smith (filed as Exhibit 10.28 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.22	Amendment to Employment Agreement, entered into as of March 17, 1998, by and among Webster Bank, the Corporation and William T. Bromage (filed as Schedule 10.28 to Exhibit 10.28 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.23	Amendment to Employment Agreement, entered into as of March 17, 1998, by and among Webster Bank, the Corporation and Peter K. Mulligan (filed as Schedule 10.28 to Exhibit 10.28 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.24	Change of Control Employment Agreement, dated as of December 15, 1997, by and between the Corporation and James C. Smith (filed as Exhibit 10.29 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.25	Change of Control Employment Agreement, dated as of December 15, 1997, by and between the Corporation and William T. Bromage (filed as Schedule 10.29 to Exhibit 10.29 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.26	Change of Control Employment Agreement, dated as of December 15, 1997, by and between the Corporation and Peter K. Mulligan (filed as Schedule 10.29 to Exhibit 10.29 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.27	Change of Control Employment Agreement, dated as of April 24, 2002, by and between the Corporation and Joseph J. Savage (filed as Exhibit 10.27 to Webster's Annual Report on Form 10-K for fiscal year ended December 31, 2002 and incorporated herein by reference).

10.28	Employment Agreement, dated as of March 30, 2001, among William J. Healy, the Corporation and Webster Bank (filed as Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2001 and incorporated herein by reference).

10.29	Change of Control Employment Agreement, dated as of March 30, 2001, by and between Webster Financial Corporation and William J. Healy (filed as Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2001 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.30	Purchase and Assumption Agreement, dated as of October 2, 1992, among the Federal Deposit Insurance Corporation (the “FDIC”), in its corporate capacity as receiver of First Constitution Bank, the FDIC and First Federal Bank (filed as Exhibit 2 to the Corporation’s Current Report on Form 8-K filed with the SEC on October 19, 1992 and incorporated herein by reference).

10.31	Amendment No. 1 to Purchase and Assumption Agreement, made as of August 8, 1994, by and between the FDIC, the FDIC as receiver of First Constitution Bank, and First Federal Bank (filed as Exhibit 10.36 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.32	Indenture, dated as of June 15, 1993, between the Corporation and Chemical Bank, as trustee, relating to the Corporation’s 8 3/4% Senior Notes due 2001 (filed as Exhibit 99.5 to the Corporation’s Current Report on Form 8-K/A filed with the SEC on November 10, 1993 and incorporated herein by reference).

10.33	Junior Subordinated Indenture, dated as of January 29, 1997 between the Corporation and The Bank of New York, as trustee, relating to the Corporation’s Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 10.41 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

Exhibit No. 21	Subsidiaries.

Exhibit No. 23	Consent of KPMG L.L.P.

Exhibit No. 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

Exhibit No. 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

Exhibit No. 32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

Exhibit No. 32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

(b)	Reports on Form 8-K

Current Report on Form 8-K, filed with SEC on October 7, 2003

Current Report on Form 8-K, filed with SEC on October 15, 2003

Current Report on Form 8-K, filed with SEC on October 30, 2003

Current Report on Form 8-K, filed with SEC on November 4, 2003

Current Report on Form 8-K, filed with SEC on November 13, 2003

(c)	Exhibits to this Form 10-K are attached or incorporated herein by reference as stated above.

(d)	Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

WEBSTER FINANCIAL CORPORATION

By	/s/ James C. Smith

James C. Smith
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2004.

Signature:	Title:

/s/ James C. Smith James C. Smith	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ William J. Healy William J. Healy	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joel S. Becker Joel S. Becker	Director

/s/ William T. Bromage William T. Bromage	President and Director

/s/ George T. Carpenter George T. Carpenter	Director

/s/ John J. Crawford John J. Crawford	Director

Signature:	Title:

/s/ Robert A. Finkenzeller Robert A. Finkenzeller	Director

/s/ Roger A. Gelfenbien Roger A. Gelfenbien	Director

/s/ C. Michael Jacobi C. Michael Jacobi	Director

/s/ Laurence C. Morse Laurence C. Morse	Director