Form 10-Q
period 2004-03-31
WEBSTER FINANCIAL CORP
filed 2004-05-10
CIK 801337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 001-31486

WEBSTER FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-1187536

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Webster Plaza, Waterbury, Connecticut	06702

(Address of principal executive offices)	(Zip Code)

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

[X] Yes   [    ] No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes   [    ] No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (par value $.01)	46,305,262

Class	Outstanding at April 30, 2004

Webster Financial Corporation and Subsidiaries

Webster Financial Corporation and Subsidiaries

ITEM 1. INTERIM FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2004	2003
Assets:
Cash and due from depository institutions	$230,137	209,234
Short-term investments	22,130	42,420
Securities:
Trading, at fair value	2,845	555
Available for sale, at fair value (Note 4)	4,231,102	4,128,255
Held-to-maturity (fair value of $202,344 and $174,631)	200,531	173,371
Loans held for sale (Note 5)	135,771	89,830
Loans, net (Notes 6 and 7)	9,407,225	9,091,135
Accrued interest receivable	51,297	52,756
Goodwill (Note 9)	269,760	274,113
Cash surrender value of life insurance	182,511	180,556
Premises and equipment, net	99,866	95,631
Intangible assets (Note 9)	52,723	56,816
Deferred tax asset, net (Note 8)	19,517	38,088
Prepaid expenses and other assets	184,855	135,930

Total assets	$15,090,270	14,568,690

Liabilities and Shareholders’ Equity:
Deposits (Note 10)	$8,638,082	8,372,135
Federal funds purchased and securities sold under agreement to repurchase (Note 12)	2,150,719	1,892,138
Federal Home Loan Bank advances (Note 11)	2,437,014	2,511,495
Other long-term debt	532,760	532,760
Accrued expenses and other liabilities	110,156	97,690

Total liabilities	13,868,731	13,406,218

Preferred stock of subsidiary corporation	9,577	9,577
Commitments and contingencies (Notes 5 and 6)
Shareholders’ equity (Note 13):
Common stock, $.01 par value:
Authorized – 200,000,000 shares at March 31, 2004 and December 31, 2003;
Issued – 49,404,788 shares at March 31, 2004 and 49,512,045 at December 31, 2003	494	495
Paid-in capital	411,594	412,020
Retained earnings	866,404	833,357
Less: Treasury stock, at cost, 3,105,725 shares at March 31, 2004 and 3,235,826 shares at December 31, 2003	(108,790)	(112,713)
Accumulated other comprehensive income	42,260	19,736

Total shareholders’ equity	1,211,962	1,152,895

Total liabilities and shareholders’ equity	$15,090,270	14,568,690

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2004	2003
Interest Income:
Loans	$118,591	113,221
Loans held for sale	1,070	4,481
Securities and short-term investments	44,608	51,745

Total interest income	164,269	169,447

Interest Expense:
Deposits (Note 10)	25,830	29,418
FHLB advances and other borrowings	24,435	30,043
Other long-term debt	8,198	5,310

Total interest expense	58,463	64,771

Net interest income	105,806	104,676
Provision for loan losses (Note 7)	5,000	5,000

Net interest income after provision for loan losses	100,806	99,676

Noninterest Income:
Deposit service fees	17,185	16,890
Insurance revenue	11,638	10,964
Loan fees	6,649	5,905
Gain on sale of securities, net	5,500	2,633
Wealth and investment services	5,116	4,578
Financial advisory services	3,808	5,431
Increase in cash surrender value of life insurance	1,954	2,115
Gain on sale of loans and loan servicing, net	1,025	2,771
Other income	1,848	1,861

Total noninterest income	54,723	53,148

Noninterest Expenses:
Compensation and benefits	53,127	50,561
Occupancy	8,365	8,099
Furniture and equipment	7,641	7,521
Intangible amortization (Note 9)	4,092	3,962
Marketing	2,984	3,485
Professional services	2,899	2,478
Capital trust securities	—	2,922
Other expenses	13,033	13,778

Total noninterest expenses	92,141	92,806

Income before income taxes	63,388	60,018
Income taxes	21,065	20,081

Net Income	$42,323	39,937

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited), continued

	Three months ended March 31,
(In thousands, except per share data)	2004	2003
Net income	$42,323	39,937

Basic earnings per share	$0.92	0.88
Diluted earnings per share	0.90	0.86
Dividends paid per common share	0.21	0.19
Average shares outstanding:
Basic	46,146	45,461
Diluted	47,059	46,192

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended March 31,
(In thousands)	2004	2003
Net Income	$42,323	39,937
Other comprehensive income, net of tax:
Unrealized net holding gain on securities available for sale arising during year (net of income tax effect of $17,657 and $2,917, for 2004 and 2003, respectively)	25,900	4,725
Reclassification adjustment for net gains included in net income (net of income tax effect of $2,169 and $1,039 for 2004 and 2003, respectively)	(3,271)	(1,569)
Deferred gain on cash flow hedge	—	1,690
Reclassification adjustment for cash flow hedge gain amortization included in net income	(43)	(36)
Reclassification adjustment for amortization of unrealized gain upon transfer of securities to held to maturity (net of income tax)	(62)	—

Other comprehensive income	22,524	4,810

Comprehensive income	$64,847	44,747

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

					Accumulated
					Other
					Compre-
	Common	Paid-in	Retained	Treasury	hensive
(In thousands, except per share data)	Stock	Capital	Earnings	Stock	Income	Total
Three months ended March 31, 2003
Balance, December 31, 2002	$495	411,154	707,531	(134,318)	50,596	1,035,458
Net income for the three months ended March 31, 2003	—	—	39,937	—	—	39,937
Dividends paid:
$.19 per common share	—	—	(8,661)	—	—	(8,661)
Exercise of stock options	—	(1,082)	—	3,437	—	2,355
Common stock repurchased	—	—	—	(4,781)	—	(4,781)
Stock-based compensation	—	413	—	915	—	1,328
Net unrealized gain on securities available for sale, net of taxes	—	—	—	—	3,156	3,156
Deferred gain from hedge, net of amortization	—	—	—	—	1,654	1,654

Balance, March 31, 2003	$495	410,485	738,807	(134,747)	55,406	1,070,446

Three months ended March 31, 2004
Balance, December 31, 2003	$495	412,020	833,357	(112,713)	19,736	1,152,895
Net income for the three months ended March 31, 2004	—	—	42,323	—	—	42,323
Dividends paid:
$.21 per common share	—	—	(9,276)	—	—	(9,276)
Exercise of stock options	—	(1,503)	—	6,311	—	4,808
Common stock repurchased	—	—	—	(2,438)	—	(2,438)
Common stock retired	(1)	1	—	—	—	—
Stock-based compensation	—	1,076	—	50	—	1,126
Net unrealized gain on securities available for sale, net of taxes	—	—	—	—	22,629	22,629
Amortization of deferred hedging gain	—	—	—	—	(43)	(43)
Amortization of unrealized gain on securities transferred to held to maturities, net of taxes	—	—	—	—	(62)	(62)

Balance, March 31, 2004	$494	411,594	866,404	(108,790)	42,260	1,211,962

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
(In thousands)	2004	2003
Operating Activities:
Net income	$42,323	39,937
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	5,000	5,000
Depreciation and amortization	6,525	7,673
Amortization of intangible assets	4,092	3,962
Stock-based compensation	1,126	1,328
Net gains on sale of foreclosed properties	(141)	(34)
Net gains on sale of securities	(5,440)	(2,608)
Net gains on sale of loans and servicing	(1,025)	(2,771)
Increase in cash surrender value of life insurance	(1,954)	(2,115)
Net gains on trading securities	(60)	(25)
Increase in trading securities	(2,230)	(5,147)
Loans originated for sale	(295,151)	(678,062)
Proceeds from sale of loans originated for sale	250,235	761,582
Decrease (increase) in interest receivable	1,459	(3,536)
Increase (decrease) in prepaid expenses and other assets	(48,773)	7,768
Increase (decrease) in accrued expenses and other liabilities	14,062	(125,965)

Net cash (used) provided by operating activities	(29,952)	6,987

Investing Activities:
Purchases of available for sale securities	(698,647)	(1,064,466)
Purchases of held to maturity securities	(27,828)	—
Proceeds from maturities and principal payments of available for sale securities	199,713	535,645
Proceeds from maturities of held to maturity securities	552	—
Proceeds from sales of available for sale securities	441,365	155,174
Net decrease in short-term investments	20,263	1,900
Net increase in loans	(315,723)	(562,284)
Proceeds from sale of foreclosed properties	1,563	2,085
Net purchases of premises and equipment	(9,029)	(1,019)
Net cash paid for acquisitions and sales	(8,109)	(27,447)

Net cash used by investing activities	(395,880)	(960,412)

Financing Activities:
Net increase in deposits	265,947	177,687
Proceeds from FHLB advances	14,706,340	16,698,246
Repayment of FHLB advances	(14,780,735)	(15,976,177)
Net increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	262,089	(163,337)
Other long-term debt issued	—	200,000
Cash dividends to common shareholders	(9,276)	(8,661)
Exercise of stock options	4,808	2,355
Common stock repurchased	(2,438)	(4,781)

Net cash provided by financing activities	446,735	925,332

Increase (decrease) in cash and cash equivalents	20,903	(28,093)
Cash and cash equivalents at beginning of period	209,234	266,463

Cash and cash equivalents at end of period	$230,137	238,370

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued

	Three months ended March 31,
(In thousands)	2004	2003
Supplemental Disclosures:
Income taxes paid	$5,872	383
Interest paid	59,917	61,698
Supplemental Schedule of Noncash Investing and Financing Activities:
Transfer of loans to foreclosed properties	905	1,739

Assets acquired and liabilities assumed were as follows:

	Three months ended March 31,
(In thousands)	2004	2003
Fair value of noncash assets acquired in purchase acquisition	$5,034	43,058
Fair value of liabilities assumed in purchase acquisition	188	42,514

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1: Basis of Presentation and Principles of Consolidation

The Consolidated Interim Financial Statements include the accounts of Webster Financial Corporation (“Webster” or the “Company”) and its subsidiaries. The Consolidated Interim Financial Statements and Notes thereto have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the Consolidated Interim Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the Consolidated Interim Financial Statements and the reported amounts of revenues and expenses for the periods presented. The actual results of Webster could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan losses, the valuation allowance for the deferred tax asset and the determination of the obligation for pension and other post retirement benefits. These Consolidated Interim Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Webster’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2: Stock-Based Compensation

At March 31, 2004 and 2003, Webster had a fixed stock-based compensation plan that covered employee and non-employee directors. During 2002, effective January 1, 2002, Webster adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, on a prospective basis, for all employee and non-employee stock options granted January 1, 2002 and thereafter. Prior to January 1, 2002, the provisions of APB No. 25 and related interpretations were applied for option grant accounting. Therefore, the cost related to this stock-based compensation included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all option grants since the original effective date of SFAS No. 123. Awards under the plan, in general, vest over periods ranging from 3 to 4 years. Webster also grants restricted stock to senior management and directors.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to stock option awards in each of the periods presented.

	Three months ended March 31,
(In thousands, except per share data)	2004	2003
Net income, as reported	$42,323	39,937
Add: Stock option compensation expense included in reported net income, net of related tax effects	490	469
Deduct: Total stock option compensation expense determined under fair value based method for all awards, net of related tax effects	(449)	(982)

Pro forma net income	$42,364	39,424

Earnings per share:
Basic – as reported	$0.92	0.88
– pro forma	0.92	0.87

Diluted – as reported	$0.90	0.86
– pro forma	0.90	0.85

The fair value of each option is determined as of the grant date using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions used for grants issued during the first quarter of 2004: expected option term of 6.8 years, expected dividend yield of 2.00%, expected volatility of 30.59%, expected forfeiture rate of 5.00%, and weighted risk-free interest rate of 3.26%. For the first quarter of 2003, the following weighted-average assumptions were: expected option term of 8.7 years, expected dividend yield of 2.15%, expected volatility of 31.75%, expected forfeiture rate of 4.46% and weighted risk-free interest rate of 3.97%. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options. In addition, changes to the subjective input assumptions can result in materially different fair market value estimates. Therefore, this model may not necessarily provide a reliable single measure of the fair value of employee stock options.

In addition, the cost of restricted stock granted is reflected in compensation and benefits expense and totaled $286,000 and $395,000, net of taxes, for the three months ended March 31, 2004 and 2003.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 3: Purchase and Sale Transactions

The following purchase and sale transactions have been completed or are pending during 2004. The results of operations of the acquired companies are included in the Consolidated Statements of Income subsequent to the date of acquisition.

Completed Transactions

Phoenix National Trust Company

On December 18, 2003, Webster announced a definitive agreement to acquire Phoenix National Trust Company, (“Phoenix”), a wholly-owned subsidiary of the Phoenix Companies, Inc. The purchase was completed on March 31, 2004. Phoenix was merged into Webster Trust Company, N.A., a subsidiary of Webster Bank. Phoenix offers trust, custody and other financial services.

Duff & Phelps, LLC

Webster sold its majority interest in Duff & Phelps, LLC, the Chicago-based financial advisory services and investment banking firm, to a private partnership group. Webster will maintain a strategic alliance with Duff & Phelps, with preferred customer status. The sale was completed on March 15, 2004.

Pending Transactions

FIRSTFED AMERICA BANCORP, INC.

On October 7, 2003, a definitive agreement to acquire FIRSTFED AMERICA BANCORP, INC. (“FIRSTFED”), headquartered in Swansea, Massachusetts, the holding company of First Federal Savings Bank of America, was announced. The agreement is a combination of cash and stock transaction valued at approximately $465 million, or $24.50 per common share of FIRSTFED stock, payable 60% in Webster common stock and 40% in cash. FIRSTFED is a federally chartered thrift with $2.6 billion in assets as of December 31, 2003 and 26 branches; 19 in Massachusetts and 7 in Rhode Island. The merger is subject to customary closing conditions, including approval by regulatory authorities and is expected to close in the second quarter of 2004. Both the Office of the Comptroller of the Currency and the Federal Reserve Bank of Boston approved the transaction effective April 21, 2004. FIRSTFED shareholders approved the transaction on April 22, 2004. The remaining regulatory approval is that of the Massachusetts Board of Bank Incorporation.

On April 21, 2004, Webster completed the purchase of a banking branch with related deposits and loans from Hudson River Bank & Trust Company. The branch, located in Cohoes, New York, had deposit liabilities of approximately $11 million. The branch will be closed and merged with Webster’s Scarsdale, New York branch.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 4: Securities

A summary of available for sale securities follows:

	March 31, 2004				December 31, 2003
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Trading:
Municipal bonds and notes (a)	$2,845	—	—	2,845	$555	—	—	555
Available for Sale:
U.S. Treasury notes	208	—	—	208	—	—	—	—
U.S. Government agency notes	24,459	—	(871)	23,588	73,821	96	(4,895)	69,022
Corporate bonds and notes	154,881	6,640	(1,141)	160,380	214,030	7,957	(2,124)	219,863
Equity securities (b)	167,829	21,091	(521)	188,399	163,783	17,202	(1,057)	179,928
Mortgage-backed securities (c)	3,819,128	45,524	(6,125)	3,858,527	3,649,955	29,033	(19,546)	3,659,442

Total available for sale	4,166,505	73,255	(8,658)	4,231,102	4,101,589	54,288	(27,622)	4,128,255
Held to maturity:
Municipal bonds and notes	200,531	2,398	(585)	202,344	173,371	1,348	(88)	174,631

Total securities	$4,369,881	75,653	(9,243)	4,436,291	$4,275,515	55,636	(27,710)	4,303,441

(a)	Amortized cost reported at fair value.
(b)	As of March 31, 2004, the fair value of equity securities consisted of Federal Home Loan Bank (“FHLB”) stock of $140.2 million, and common stock of $48.2 million. The fair value of equity securities at December 31, 2003 consisted of FHLB stock of $134.0 million and common stock of $45.9 million.
(c)	Includes mortgage-backed securities comprised of Fannie Mae, Freddie Mac, Government National Mortgage Association and non-agency issued mortgage-backed securities.

NOTE 5: Loans Held for Sale

Loans held for sale totaled $135.8 million and $89.8 million at March 31, 2004 and December 31, 2003, respectively. These balances consisted entirely of residential loans originated by Webster Bank.

At March 31, 2004 and December 31, 2003, residential mortgage origination commitments totaled $400.5 million and $166.7 million, respectively. Residential commitments outstanding at March 31, 2004 consisted of adjustable rate and fixed rate mortgages of $46.5 million and $354.0 million, respectively, at rates ranging from 3.4% to 7.8%. Residential commitments outstanding at December 31, 2003 consisted of adjustable rate and fixed rate mortgages of $24.0 million and $142.7 million, respectively, at rates ranging from 3.9% to 7.8%. Commitments to originate loans generally expire within 60 days. At March 31, 2004 and December 31, 2003, Webster also had outstanding commitments to sell residential mortgage loans of $325.0 million and $149.6 million, respectively.

At March 31, 2004 and December 31, 2003, Webster serviced, for the benefit of others, residential and commercial loans totaling approximately $699.6 million and $742.8 million, respectively.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 6: Loans, Net

A summary of loans, net follows:

	March 31, 2004		December 31, 2003
(Dollars in thousands)	Amount	%	Amount	%
Residential mortgage loans	$3,972,123	41.7%	$3,744,013	40.6%
Commercial loans:
Commercial non-mortgage	1,034,894	10.9	1,007,696	10.9
Asset-based loans	539,337	5.7	526,933	5.8
Equipment financing	526,964	5.5	506,292	5.5

Total commercial loans	2,101,195	22.1	2,040,921	22.2
Commercial real estate	1,288,509	13.5	1,281,516	13.9
Consumer loans:
Home equity credit lines	1,328,711	13.9	1,467,251	15.9
Fixed home equity loans	813,370	8.5	649,971	7.1
Other consumer	26,930	0.3	29,137	0.3

Total consumer loans	2,169,011	22.7	2,146,359	23.3

Total loans	9,530,838	100.0%	9,212,809	100.0%
Less: allowance for loan losses	(123,613)		(121,674)

Loans, net	$9,407,225		$9,091,135

At March 31, 2004, loans, net included $11.2 million of net premiums and $29.3 million of net deferred costs. At December 31, 2003, loans, net included $255,000 of net premiums and $29.0 million of net deferred costs. The unadvanced portions of residential and commercial construction loans totaled $314.9 million and $70.7 million at March 31, 2004 and December 31, 2003, respectively.

At March 31, 2004 and December 31, 2003, unused portions of home equity credit lines extended were $1.1 billion and $1.2 billion, respectively. Unused commercial lines of credit, letters of credit, standby letters of credit, equipment financing commitments and outstanding commercial loan commitments totaled $1.9 billion at March 31, 2004 and $1.8 billion at December 31, 2003. Consumer loan commitments totaled $32.4 million and $14.2 million at March 31, 2004 and December 31, 2003, respectively.

Webster is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and commitments to sell residential first mortgage loans and commercial loans. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the Consolidated Statements of Condition. See Note 15 for further discussion.

The estimated fair value of commitments to extend credit is considered insignificant at March 31, 2004 and December 31, 2003. Future loan commitments represent residential and commercial mortgage loan commitments, commercial loan and equipment financing commitments, letters of credit and commercial and home equity unused credit lines. The interest rates for these loans are generally established shortly before closing. The interest rates on home equity lines of credit adjust with changes in the prime rate.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

A majority of the outstanding letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. (“FIN”) 45. These are irrevocable undertakings by Webster, as guarantor, to make payments in the event a specified third party fails to perform under a nonfinancial contractual obligation. Most of the performance standby letters of credit arise in connection with lending relationships and have a term of one year or less.

The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. At March 31, 2004, Webster’s standby letters of credit totaled $143.6 million. At March 31, 2004, the fair value of stand-by letters of credit is not material to the unaudited interim financial statements.

NOTE 7: Allowance for Loan Losses

The following table provides a summary of the activity in the allowance for loan losses:

	Three months ended March 31,
(Dollars in thousands)	2004	2003
Balance at beginning of period	$121,674	116,804
Provisions charged to operations	5,000	5,000
Allowance for purchased loans	—	146

Subtotal	126,674	121,950

Charge-offs	(4,155)	(3,874)
Recoveries	1,094	520

Net charge-offs	(3,061)	(3,354)

Balance at end of period	$123,613	118,596

Ratio of net charge-offs to average loans outstanding during the period (annualized)	0.13%	0.16

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 8: Deferred Tax Asset, Net

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2004 and December 31, 2003 are summarized below. Temporary differences result from the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A 100% valuation allowance has been applied to the State of Connecticut deferred tax assets due to uncertainties of realization.

	March 31,	December 31,
(In thousands)	2004	2003
Deferred tax assets:
Allowance for loan losses	$48,218	48,286
Intangible assets, including goodwill impairment loss	5,232	8,658
Net operating loss and credit carry forwards	7,724	8,743
Compensation and employee benefit plans	5,028	3,286
Deductible acquisition costs	1,022	2,051
Other	4,580	6,148

Total deferred tax assets	71,804	77,172
Less: valuation allowance for full amount of Connecticut portions	(9,468)	(10,267)

Deferred tax assets, net of valuation allowance	62,336	66,905

Deferred tax liabilities:
Net unrealized gain on securities available for sale	25,741	10,712
Purchase accounting and fair value adjustments	9,985	10,123
Loan discounts	3,893	4,310
Equipment financing leases	2,833	1,773
Other	367	1,899

Total deferred tax liabilities	42,819	28,817

Deferred tax asset, net	$19,517	38,088

Management believes that Webster will realize its net deferred tax asset, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that Webster will generate any specific level of future income.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 9: Goodwill and Intangible Assets

The following tables set forth the carrying values of goodwill and intangible assets, net of accumulated amortization.

	March 31,	December 31,
(In thousands)	2004	2003
Intangible assets:
Balances subject to amortization:
Core deposit intangibles	$43,913	47,803
Other identified intangibles	7,896	8,099
Balances not subject to amortization:
Pension assets	914	914

Total intangible assets	$52,723	56,816

Balances not subject to amortization:
Goodwill	$269,760	274,113

During the first quarter of 2004, Duff & Phelps, LLC was sold. The sale resulted in the reduction of $7.1 million of associated goodwill.

No identified intangible assets were added during the first quarter of 2004.

Changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

			Wealth and
	Retail*	Commercial	Investment
(In thousands)	Banking	Banking	Services	Total
Balance at December 31, 2003	$239,841	24,939	9,333	274,113
Purchase price adjustments	52	2,544	—	2,596
Purchased transaction	—	—	125	125
Sale transaction	—	(7,074)	—	(7,074)

Balance at March 31, 2004	$239,893	20,409	9,458	269,760

*Includes insurance operations

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Amortization of intangible assets for the three months ended March 31, 2004, totaled $4.1 million. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(In thousands)
For years ending December 31,
2004 (full year)	$16,368
2005	16,239
2006	12,066
2007	4,009
2008	1,073
Thereafter	6,147

NOTE 10: Deposits

The following table summarizes the composition of deposits.

	March 31, 2004		December 31, 2003
		% of		% of
(In thousands)	Amount	total	Amount	total
Demand deposits	$1,081,455	12.5%	$1,090,060	13.0%
NOW accounts	1,098,972	12.7	1,052,690	12.6
Money market deposit accounts	1,779,468	20.6	1,581,276	18.9
Savings accounts	1,891,298	21.9	1,869,398	22.3
Time deposits	2,786,889	32.3	2,778,711	33.2

Total	$8,638,082	100.0%	$8,372,135	100.0%

Interest expense on deposits is summarized as follows:

	Three months ended March 31,
(In thousands)	2004	2003
NOW accounts	$628	1,009
Money market accounts	5,192	6,068
Savings accounts	3,163	4,127
Time deposits	16,847	18,214

Total	$25,830	29,418

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 11: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

	March 31, 2004		December 31, 2003
	Total		Total
(In thousands)	Outstanding	Callable	Outstanding	Callable
Fixed Rate:
0.94% to 6.78% due in 2004	$1,388,024	—	1,463,099	—
1.48% to 6.33% due in 2005	152,616	—	151,972	100,000
2.18% to 6.31% due in 2006	57,182	—	56,935	—
4.09% to 6.98% due in 2007	711,896	200,000	711,941	500,000
4.49% to 5.93% due in 2008	28,892	27,000	28,995	27,000
5.50% due in 2009	5,000	5,000	5,000	5,000
8.44% due in 2010	412	—	425	—
6.60% due in 2011	1,787	—	1,836	—
5.49% due in 2013	10,000	10,000	10,000	10,000
2.51% due in 2023	263	—	264	—

	2,356,072	242,000	2,430,467	642,000
Variable Rate:
5.76% due in 2004	80,000	—	80,000	—

	2,436,072	242,000	2,510,467	642,000
Unamortized discount on FHLB advances	942	—	1,028	—

Total advances, net	$2,437,014	242,000	2,511,495	642,000

Webster Bank had additional borrowing capacity of approximately $680.9 million from the FHLB at March 31, 2004 and $140.6 million at December 31, 2003. Advances are secured by a blanket security agreement against certain qualifying assets, principally residential mortgage loans and securities. At March 31, 2004 and December 31, 2003, investment securities were not fully utilized as collateral. If all securities had been used for collateral, borrowing capacity at March 31, 2004 and December 31, 2003 would have been increased by an additional $1.7 billion and $1.8 billion, respectively. At March 31, 2004 the Bank was in compliance with the FHLB collateral requirements.

Total callable FHLB advances at March 31, 2004 were $242.0 million, a decline from $642.0 million at December 31, 2003. During the first quarter of 2004, Webster Bank purchased the call option from the FHLB, restructuring the callable advances into non-callable.

As of March 31, 2004, $1.0 billion of fixed rate advances were converted to floating rate through the use of interest rate swaps. See Note 15 of Notes to Consolidated Interim Financial Statements for further information.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 12: Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

The following table summarizes balances for other borrowings:

	March 31,	December 31,
(In thousands)	2004	2003
Securities sold under agreement to repurchase	$1,245,471	1,378,229
Federal funds purchased	368,300	400,000
Treasury tax and loan	523,708	105,129
Other	13,240	8,780

Total	$2,150,719	1,892,138

The following table sets forth certain information concerning short-term borrowings.

	March 31,	December 31,
(Dollars in thousands)	2004	2003
Repurchase agreements:
Quarter end balance	$709,733	842,491
Quarter average balance	824,687	949,531
Highest month end balance during quarter	810,039	982,368
Weighted-average maturity (in months)	2.5	3.5
Weighted-average interest rate	0.90%	0.95
Amortized cost of collateral	$813,476	1,073,046
Fair value of collateral	824,847	1,080,770
Federal funds purchased:
Quarter end balance	$368,300	400,000
Quarter average balance	413,404	457,213
Highest month end balance during quarter	477,200	601,425
Weighted-average maturity (in days)	1.0	7.6
Weighted-average interest rate	1.03%	0.95

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 13: Shareholders’ Equity

Applicable regulations of the Office of Thrift Supervision (“OTS”) require federal savings banks to satisfy certain minimum capital requirements, including a leverage capital requirement (expressed as a ratio of core or Tier 1 capital to adjusted total assets) and risk-based capital requirements (expressed as a ratio of core or Tier 1 capital and total capital to total risk-weighted assets). OTS regulated institutions are also subject to a minimum tangible capital requirement (expressed as a ratio of tangible capital to adjusted total assets). At March 31, 2004, Webster Bank exceeded all OTS regulatory capital requirements and met the requirements for a “well capitalized” institution.

The following table provides information on the capital ratios.

			OTS Minimum		FDIC Minimum
	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2004
Bank’s equity (to total assets)	$1,291,567	8.62%
Less:
Non-includable subsidiaries	(2,345)
Goodwill and other intangibles	(263,569)
Unrealized gain on certain AFS securities, net	(25,217)
Cash flow hedging gain	(1,485)

Tangible capital (to adjusted total assets)	998,951	6.81	293,444	2.00	No Requirement
Tier 1 capital (to adjusted total assets), net	998,951	6.81	568,887	4.00	733,609	5.00%
Tier 1 Risk-based capital (to risk-weighted assets)	998,951	9.83	406,637	4.00	609,956	6.00%
Add:
Qualifying subordinated debt	200,000
Allowable allowance for loan losses	121,153

Total Risk-based capital (to risk-weighted assets)	$1,320,104	12.99%	813,274	8.00%	1,016,593	10.00%

At December 31, 2003
Bank’s equity (to total assets)	$1,227,218	8.50%
Tangible capital (to adjusted total assets)	954,325	6.74	$283,175	2.00%	No Requirement
Tier 1 capital (to adjusted total assets), net	954,325	6.74	566,351	4.00	$772,053	5.00%
Tier 1 Risk-based capital (to risk-weighted assets)	954,325	9.87	386,789	4.00	580,184	6.00
Total Risk-based capital (to risk-weighted assets)	1,272,870	13.16	773,578	8.00	966,973	10.00

On April 21, 2004, Webster Bank completed its conversion from a federal savings bank to a national bank charter, regulated by the Office of the Comptroller of the Currency. As part of that conversion Webster Trust Company, N.A. was merged into Webster Bank. Webster is now a bank holding company, regulated by the Board of Governors of the Federal Reserve System. Webster and Webster Bank, respectively, will be subject to capital requirements similar to those applicable to the Bank at March 31, 2004 as a federal savings bank. At March 31, 2004, giving effect to the conversion, Webster Bank and Webster would have capital in excess of applicable requirements and would be considered well capitalized.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 14: Business Segments

Webster has three segments for purposes of reporting business line results. These segments include Retail Banking, Commercial Banking and Wealth and Investment Services. The balance of the activity is reflected in Corporate. The methodologies and organizational hierarchies that define the business segments are periodically reviewed and revised. The first quarter 2003 results have been restated, to reflect changes in the methodologies adopted and reflected in the results for the first quarter, 2004. The following table presents the statement of income and total assets for Webster’s reportable segments.

Three months ended March 31, 2004

			Wealth and
	Retail	Commercial	Investment		Consolidated
(In thousands)	Banking	Banking	Services	Corporate	Total
Net interest income	$70,757	23,008	791	11,250	105,806
Provision for loan losses	2,240	4,383	71	(1,694)	5,000

Net interest income after provision	68,517	18,625	720	12,944	100,806
Noninterest income	30,818	10,528	5,182	8,195	54,723
Noninterest expense	50,531	15,596	6,003	20,011	92,141

Income (loss) before income taxes	48,804	13,557	(101)	1,128	63,388
Income tax expense (benefit)	16,252	4,474	(33)	372	21,065

Net income (loss)	$32,552	9,083	(68)	756	42,323

Total assets at period end	$7,216,341	2,935,747	109,728	4,828,454	15,090,270

Three months ended March 31, 2003

			Wealth and
	Retail	Commercial	Investment		Consolidated
(In thousands)	Banking	Banking	Services	Corporate	Total
Net interest income	$64,758	18,686	694	20,538	104,676
Provision for loan losses	1,969	4,078	37	(1,084)	5,000

Net interest income after provision	62,789	14,608	657	21,622	99,676
Noninterest income	30,694	11,523	4,716	6,215	53,148
Noninterest expense	50,801	17,072	6,231	18,702	92,806

Income (loss) before income taxes	42,682	9,059	(858)	9,135	60,018
Income tax expense (benefit)	14,085	2,989	(283)	3,290	20,081

Net income (loss)	$28,597	6,070	(575)	5,845	39,937

Total assets at period end	$6,635,721	2,622,900	64,377	5,032,661	14,355,659

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The Retail Banking segment includes insurance services, small business lending, consumer lending and deposit generation and direct banking activities, which include the operation of automated teller machines and telebanking customer support and sales. The Retail Banking segment also includes the residential real estate lending, loan servicing and secondary marketing activities. The growth in net interest income compared to a year ago can be attributed to the increases in consumer loans and lower cost deposits. Increase in deposit services fees from the growth in deposits as a result of the High Performance Checking product has improved the level of noninterest income for 2004.

The Commercial Banking segment includes middle market, specialized, equipment financing, asset-based and commercial real estate lending, deposit and cash management activities and financial advisory services. The results for 2004 reflect the growth in equipment financing, middle market and commercial real estate loans, which was a primary reason for the 23% increase in net interest income from the 2003 period. Noninterest income declined chiefly due to the sale of Duff & Phelps in March 2004.

Wealth and Investment Services includes Webster Financial Advisors, Webster Trust Company, N.A., Webster Investment Services and Fleming, Perry and Cox, which combine to provide comprehensive wealth management services for individuals and institutions. Its primary sources of revenue are fees from trust management activities and investment product sales. Additional fee revenues and expense control improved the results in the 2004 period as compared to the 2003 period.

Corporate includes the Treasury unit, which is responsible for managing the wholesale investment portfolio and funding needs. It also includes expenses not allocated to the business lines, the residual impact of methodology allocations such as the provision for loan losses and funds transfer pricing offsets. The decrease for the current year’s net income was chiefly due to a declining wholesale interest-rate spread. The yield on wholesale assets for the first quarter of 2004 declined 83 basis points from the same quarter a year earlier while wholesale borrowing costs declined only 34 basis points.

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

NOTE 15: Derivative Financial Instruments

At March 31, 2004, Webster had outstanding interest rate swaps with a notional amount of $1.3 billion. These swaps are to hedge FHLB advances and subordinated debt and qualify for fair value hedge accounting under SFAS No. 133. The swaps are used to transform FHLB advances, repurchase agreements and subordinated debt from fixed to floating rate. Of the total, $350 million of the interest rate swaps mature in 2004, $100 million in 2005, $50 million in 2006, $500 million in 2007, $103 million in 2008 and $200 million in 2013 and an equivalent amount of the hedged debt matures on these dates.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Webster has outstanding interest swaps with a notional amount of $72.5 million against the cost of brokered deposits. The swaps transform the fixed rate deposits to floating rate and mature $31.5 million in 2006 and $41.0 million in 2008.

Webster Bank transacts certain derivative products with its customer base. These customer derivatives are offset with matching derivatives with other counterparties in order to minimize the risk. Exposure with respect to these derivatives is largely limited to nonperformance by either of the parties in the transaction – the customer or the other counterparty. The notional amount of customer derivatives and the offsetting counterparty derivatives each totaled $124.1 million at March 31, 2004. The customer derivatives and the offsetting matching derivatives are marked to market and any difference is reflected in noninterest income.

Certain derivative instruments, primarily forward sales of mortgage-backed securities (“MBSs”), are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to the closing and funds disbursement on a single-family residential mortgage loan, an interest-rate locked commitment is generally extended to the borrower. During such time, the Bank is subject to risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, which agree to deliver whole mortgage loans to various investors or issue MBSs, are established. At March 31, 2004, outstanding rate locks totaled approximately $276.4 million and the residential mortgage held for sale portfolio totaled $135.8 million. Forward sales, which include mandatory forward commitments of approximately $254.0 million and best efforts forward commitments of approximately $71.0 million at March 31, 2004, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. The Bank will still have certain execution risk, that is, risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell. The derivative activities associated with loans held for sale qualify as a fair value hedge under SFAS No. 133. A highly effective relationship has been established between loans held for sale and certain forward sales commitments.

The interest rate locked loan commitments are recorded at fair value, with changes in fair value recorded in current period earnings. To the extent that loans held for sale are not allocated to the previously discussed forward sales commitments, the changes in the fair value of the forward sales commitments are also recorded to current period earnings. The value of the interest rate locked commitments and forward sales commitments will be adjusted monthly based upon market interest rates and the level of locked loan commitments and unallocated forward sales commitments. Generally, the value of the locked loan commitment will increase in a falling rate environment and decrease in a rising interest rate environment. The opposite is true for the forward loan sale commitment. The goal is to offset the change in the market value of the locked loan commitments with the change in the market value of the forward loan sales commitments.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 16: Pension and Other Benefits

The following table provides information regarding net benefit costs for the periods shown.

	Pension Benefits		Other Benefits
Three months ended March 31,	2004	2003	2004	2003
Service cost	$2,377	1,693	—	—
Interest cost	1,193	946	75	116
Expected return on plan assets	(1,247)	(857)	—	—
Transition obligation	(2)	(2)	—	—
Amortization of prior service cost	78	17	16	16
Amortization of the net loss	253	403	11	—

Net periodic benefit cost	$2,652	2,200	102	132

Webster plans to contribute at least an amount equal to the greater of the contribution required to meet the minimum funding standards under IRC Section 412 (estimated at $0 for 2004), or the amount necessary to avoid an additional minimum liability as defined in SFAS No. 87 and No. 132. Additional contributions will be made as deemed appropriate by management in conjunction with the plans actuaries. For 2004, the preliminary estimated contribution ranges from $7.0 million to $9.0 million. As of March 31, 2004, no contribution has been made.

NOTE 17: Subsequent Events

On April 21, 2004, Webster Bank completed its conversion from a federal savings bank to a national bank charter, regulated by the Office of the Comptroller of the Currency. As part of that conversion Webster Trust Company, N.A. was merged into Webster Bank. Webster is now a bank holding company, regulated by the Board of Governors of the Federal Reserve System. Webster and Webster Bank, respectively, will be subject to capital requirements similar to those applicable to the Bank at March 31, 2004 as a federal savings bank. At March 31, 2004, giving effect to the conversion, Webster Bank and Webster would have capital in excess of applicable requirements and would be considered well capitalized. As a commercial bank, Webster Bank will be able to grow its commercial lending portfolio beyond the statutory limitations imposed on thrift institutions.

On April 7, 2004, Webster issued $150 million of senior notes. The notes, which are not redeemable prior to April 15, 2014, have a fixed coupon of 5.125% and were priced to yield 5.187% at issuance. The notes have been rated investment grade by Moody’s, Standard & Poor’s and Fitch. The net proceeds will be used to partially fund the cash portion of the purchase price of the pending acquisition of FIRSTFED.

As part of the announcement on October 7, 2003 of the acquisition of FIRSTFED, plans to deleverage the combined institution by $1.5 billion were announced. These original projections included a combination of investment portfolio reductions, loans sales and/or loan securitizations in order to achieve the $1.5 billion reduction. However, present plans call for only a $750 million deleveraging to be achieved through investment portfolio sales. The updated plans continued to accomplish Webster’s goals of improving the company’s funding mix, assisting in the transformation to a commercial bank balance sheet and maintaining an appropriate level of regulatory capital.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 18: Recent Accounting Pronouncements

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”), which provides guidance about the measurement of loan commitments required to be accounted for as derivative instruments and recognized at fair value under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. Webster’s current policies are consistent with the guidance issued in SAB 105.

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

Summary

Results for the first quarter of 2004 were largely influenced by the path of interest rates during the quarter and their effect on mortgage related activity (securities, lending and mortgage originations).

Overall mortgage related income volatility was exacerbated by the dramatic shifts in interest rates during the quarter. We look at overall mortgage related income volatility as a combination of several items. First is the reduction to net interest income caused by the acceleration in premium amortization on mortgage backed securities due to the higher level of prepayments in this low interest rate environment. The premium exposure in the portfolio is down to $15 million from $40 million a year ago. Second is the impact of SFAS 91 net loan cost reversals due to prepayments on residential mortgages and home equity loans and lines. Third is the mortgage service rights valuation changes, which was a net expense in the current quarter. These three factors are offset by prepayment fees collected on consumer loans and gains on sale of loans and loan servicing in our national wholesale mortgage origination business.

On a combined basis these mortgage related items negatively impacted pretax income by $3.2 million in the quarter, or about five cents per share after tax, which was slightly more negative than in the previous quarter. The goal is that over time our national wholesale business will provide a balanced hedge against mortgage related volatility. To offset the first quarter shortfall, we took gains on sale of mortgage backed securities, which rose in price as rates fell. Based on the recent convincing upward movement in interest rates we expect that the negative collective earnings impact from these mortgage related items should recede in future quarters.

General – Description of Business

Webster Financial Corporation (“Webster” or the “Company”), through its subsidiaries, Webster Bank, Webster Insurance, Inc. (“Webster Insurance”), and Fleming, Perry & Cox (“Fleming”), delivers financial services to individuals, families and businesses primarily in Connecticut and equipment financing, asset-based lending, mortgage origination and financial advisory services to public and private companies throughout the United States. The Bank provides business and consumer banking, mortgage origination and lending, trust and investment services and insurance services through 119 banking and other offices, 233 ATM’s and its Internet website (www.websteronline.com). The Bank was founded in 1935 and converted from a federal mutual to a federal stock institution in 1986. Since October 17, 2002, Webster’s common stock has traded on the New York Stock Exchange under the symbol of “WBS”. Prior to that date, Webster’s common stock traded on the NASDAQ under the symbol of “WBST”. Webster’s financial reports can be accessed through its website within 24 hours of filing with the SEC.

On April 21, 2004, Webster Bank completed its conversion from a federal savings bank to a national bank, regulated by the Office of the Comptroller of the Currency. As part of that conversion, Webster is also a bank holding company,

Webster Financial Corporation and Subsidiaries

regulated by the Board of Governors of the Federal Reserve System. The Bank and Webster, respectively, will be subject to capital requirements similar to those applicable to the Bank at March 31, 2004 as a federal savings bank. At March 31, 2004, giving effect to the conversion, the Bank and Webster would have capital in excess of applicable requirements.

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

Allowance for Loan Losses

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. To assess the adequacy of the allowance, management uses historical information as well as the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the methodology of assessing the adequacy of the allowance for loan losses, see the “Allowance for Loan Losses” section within Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2003 Annual Report on Form 10-K.

Valuation of Goodwill/Intangible Assets and Analysis for Impairment

Webster, in part, has increased its market share through acquisitions accounted for under the business combinations method of accounting, as well as from the purchase of other financial institution’s branches and selected assets (not entire institution). Acquisitions under the purchase method require that assets acquired and liabilities assumed be recorded at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in the creation of goodwill and other intangible assets resulting from the excess purchase price paid over the fair value of assets acquired. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques including multiples of price/equity and price/earnings ratios. For a discussion of impairment testing methodology, see Note 9 of Notes to Consolidated Financial Statements included in Webster’s 2003 Annual Report on Form 10-K.

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

Pension and Other Postretirement Benefits

The determination of the obligation and expense for pension and other postretirement benefits is dependent upon certain assumptions used in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs. Actual results could differ from the assumptions and market driven rates may fluctuate. Significant differences in actual experience or significant changes in the assumptions may materially affect the future pension and other postretirement obligations and expense. See Note 18 of Notes to Consolidated Financial Statements in Webster’s 2003 Annual Report on Form 10-K for further information.

Webster Financial Corporation and Subsidiaries

Financial Condition

Webster’s total assets grew by $521.6 million or 3.6% during the first quarter period with total assets reaching $15.1 billion. The increase was primarily due to increases in loans of $318.0 million, securities of $132.3 million, loans held sale of $45.9 million and other assets of $48.9 million. These increases were partially offset by a decrease of $20.3 million in short-term investments. The increase in loans was due primarily to growth in residential mortgage loans of $228.1 million, commercial loans of $60.3 million and home equity loans of $24.9 million. Total securities increased $132.3 million with the growth occurring primarily in available for sale securities.

Total liabilities rose $462.5 million, or 3.4%, for the current period. The increase in total liabilities is primarily due to deposit growth of $265.9 million and total borrowings increasing $184.1 million. The growth in total deposits is the result of increases in NOW accounts of 4.4%, regular savings accounts of 1.2% and money market deposit accounts of 12.5% while certificates of deposit remained relatively unchanged. The increase in borrowings reflects a higher level of treasury tax and loan deposits for the current quarter period that were partially offset by lower FHLB advances and repurchase agreements.

The net increase in total equity of $59.1 million is primarily due to net income of $42.3 million and a favorable change in net unrealized gains on available for sale securities of $22.6 million for the current period. These changes were partially offset by $9.3 million in common stock dividend payments.

Lending Activities

Webster originates various types of residential, commercial and consumer loans. At March 31, 2004 and December 31, 2003, total loans were $9.5 billion and $9.2 billion, respectively. The Bank offers commercial and residential permanent and construction mortgage loans, commercial and industrial loans including asset-based loans, equipment financing loans and secured and unsecured loans to middle market, small business and consumer loans including home equity lines of credit and home equity loans. At March 31, 2004 and December 31, 2003, residential loans represented 42% and 41% of Webster’s loan portfolio and commercial loans (including commercial real estate) represented 36% and 37%, respectively. The remaining portion of the loan portfolios consisted of consumer loans. Refer to Webster’s 2003 Annual Report on Form 10-K, pages 4 through 10, for a more complete description of the Webster’s lending activities and credit administration policies and procedures.

Residential Mortgage Loans and Mortgage Banking Activity

Webster is dedicated to providing a full complement of residential mortgage loan products that meet the financial needs of its customers. For the three months ending March 31, 2004 and 2003, originated residential mortgage loans totaled $419.0 million and $975.0 million, respectively. As interest rates rose during the end of 2003, originations volume slowed. During the first quarter of 2004, interest rates fell and application activity increased from the previous quarter, which will impact the second quarter volume. Webster’s channels for the origination of these loans include its network of branches, referrals, loan officers, call center, as well as its National Wholesale Lending Group through third party licensed mortgage brokers in targeted areas of the United States. A majority of all this originated loan volume, including servicing, is sold in the secondary market. Webster sells these residential mortgage loans in a manner consistent with its asset/liability management objectives. At March 31, 2004 and December 31, 2003, there were $135.8 million and $89.8 million, respectively, of residential mortgage loans held for sale. See Notes 5 and 6 of Notes to Consolidated Interim Financial Statements within this report for further information.

The residential mortgage loan portfolio totaled $4.0 billion and $3.7 billion at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, approximately $1.1 million, or 26%, of the total residential mortgage loan portfolio were adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. Adjustable rate loans originated during 2004 and 2003, when fully-indexed, will be 2.75% above the constant maturity one-year U.S. Treasury yield index. At March 31, 2004, approximately $2.9 billion, or 74% of the total residential mortgage loan portfolio was fixed rate.

Webster Financial Corporation and Subsidiaries

Commercial Lending

The following is a discussion of commercial loans by each of Webster’s commercial lending divisions.

Middle Market

The Middle Market Division provides a full array of financial services to a diversified group of companies, primarily privately held and located in Connecticut, with annual revenues greater than $10 million. At March 31, 2004 and December 31, 2003, Middle Market loans, including commercial and owner-occupied commercial real estate, totaled $748.6 million and $701.1 million, respectively, an increase of 6.8%. The increase resulted from a combination of increased utilization of lines of credit and newly developed relationships. Originations for the first three months of 2004 and 2003 totaled $47.2 million and $65.1 million, for each period.

Asset-Based Lending

Webster Business Credit Corporation (“WBCC”), the asset-based lending subsidiary, was previously named Whitehall Business Credit Corporation and changed its name effective January 5, 2004. Asset-based loans are generally secured by accounts receivable and inventory of the borrower and, in some cases, also include additional collateral such as property and equipment. At March 31, 2004, total asset-based loans were $539.3 million, an increase of 2.4% over the $526.9 million at December 31, 2003. WBCC directly originates loans for its portfolio and sells participations to other financial institutions. In addition, it participates in loans originated by other banks and financial institutions. In its direct originations, it generally establishes depository relationships with the borrower through cash management accounts. At March 31, 2004 and December 31, 2003, the total of these deposits was $30.5 million and $26.4 million, respectively. During the first quarter of 2004, WBCC funded $37.0 million against new commitments of $121.1 million compared to funding of $41.0 million and new commitments of $91.4 for same period for 2003.

Specialized Lending

Webster participated in the syndicated loan market through a diversified portfolio of loans, which represent transactions with large national borrowers whose businesses command significant market share and help to diversify Webster’s overall portfolio. These loans generally consist of participations in revolving lines of credit and term loans with maturities up to 7 years. Webster entered this market as a means of providing geographic and industry diversification to the commercial loan portfolio.

At March 31, 2004 and December 31, 2003, the Specialized Lending Division administered $158.0 million and $173.3 million of funded loans against commitments of $297.5 million and $323.9 million, respectively. This reduction is in accordance with Webster’s strategic plan. Additionally, the portfolio contained $84.2 million and $84.6 million of funded Collateralized Loan Obligations (“CLOs”) against commitments of $91.7 million at both March 31, 2004 and December 31, 2003. All of these CLOs carry an investment grade rating by at least one of the independent rating agencies.

Small Business Banking

Webster’s Small Business Banking Division (“SBB”) provides a full array of commercial loan and deposit products to small businesses located throughout Connecticut. The target market reaches businesses with annual revenues of up to $10 million – providing commercial loan products with relationship exposures of up to $2 million, and the breadth of Webster’s business deposit products. This market segment represents a significant percentage of commercial businesses located within the boundaries of Connecticut. A dedicated group of business bankers, as well as through the branch network, provide a full range of financial products and services to existing customers as well as potential new customers. SBB also plays a major role in supporting the Community Reinvestment Act goals by providing credit facilities to a wide range of small businesses, including many local not-for-profit organizations. A Fair Isaac-based credit scoring model is utilized in whole or in part, for approvals of up to $250,000 and offers a $100,000 same-day decisioned unsecured line of credit products. A comprehensive set of commercial loan products are offered, including lines of credit, letters of credit, term loans and commercial mortgages loans on owner-occupied and investment real estate. SBB utilizes an automated “early warning” system to aid in the identification of potential portfolio or customer-level credit quality issues. Implemented in the fourth quarter of 2003, a Risk Management tool is utilized in ongoing efforts to monitor and anticipate portfolio performance. Through recent expansion efforts and focused training, SBB serves as a referral source

Webster Financial Corporation and Subsidiaries

for other Bank products including cash management, insurance, international products and investments. Webster also offers Small Business Administration (“SBA”) guaranteed loans under its Preferred Lender Program status. As of March 31, 2004 (the second quarter for the SBA), Webster Bank ranked third in Connecticut among SBA lenders with 41 loans totaling $5.8 million. Webster also ranked second in the state for SBA 504 program with 5 loans totaling $3.0 million. Customers may also take advantage of several loan programs provided through the Connecticut Development Authority.

The portfolio totaled approximately $392.1 million at March 31, 2004, a 2.4% increase from $382.9 million at December 31, 2003. The portfolio balance increased 20.3% from $325.8 million at March 31, 2003. This improving trend continued for the ninth consecutive quarter due principally to improved retention efforts and more focused calling activity. Included in the portfolio at March 31, 2004 is $210.9 million of loans secured by commercial real estate. Originations totaled $54.2 million for the first quarter of 2004, a 39.3% increase compared to the same period 2003 of $38.9 million.

An objective of the strategic plan is to also focus on deposit growth as part of the overall customer relationship. A variety of innovative small business deposit products and marketing programs has been developed to meet depositors’ needs and attract both short-term and long-term deposits. At March 31, 2004, small business deposit balances totaled $960 million, up from $844 million a year earlier, an increase of 14%.

Equipment Financing

Center Capital Corporation (“Center Capital”), a nationwide equipment financing subsidiary, transacts loan business with end-users of equipment, either by soliciting this business on a direct basis or through referrals from various manufacturers, dealers and distributors with whom they have business relationships. The portfolio totaled $527.0 million at March 31, 2004 compared with $506.3 million at December 31, 2003, an increase of 4.1%. Center Capital originated $66.4 million in loans during the first quarter of 2004, compared to $55.8 million during the same period a year ago.

Insurance Premium Financing

On January 24, 2003, Budget Installment Corp. (“BIC”), an insurance premium financing company based in Rockville Centre, New York, which finances commercial property and casualty premiums for businesses that pay their insurance premiums on an installment basis, was acquired. The majority of its borrowers are located in the Long Island, New York City and Northern New Jersey areas. At March 31, 2004, total loans outstanding were $63.5 million compared to $61.4 million at December 31, an increase of 3.4%. Loans originated for the first quarter of 2004, totaled $43.9 million compared to $21.1 million for the same period in 2003.

Commercial Real Estate Lending

Webster provides financing for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan and the income which is produced from the property and its tenants is the primary repayment source. It also makes acquisition, development and construction loans to residential builders. At March 31, 2004 and December 31, 2003, outstanding commercial real estate loans totaled $1.3 billion for each period. Included in these loans are owner-occupied loans originated by the Middle Market and Small Business Banking Divisions of $411.5 million and $395.6 million at March 31, 2004 and December 31, 2003, respectively.

Cultivating relationships with high quality local, regional and national developers, both directly and through loan participations with selected banks outside its primary market, has been the unit’s goal as it seeks to maintain a core group of borrowers for repeat business, for cross selling opportunities, and to diversify its portfolio by geographic location. During the first quarter of 2004, Webster originated $90.4 million of commercial real estate loans, an increase of $27.4 million, or 43.5%, from the three month period a year earlier.

Consumer Lending

At March 31, 2004 and December 31, 2003, consumer loans totaled $2.2 billion and $2.1 billion, respectively. Consumer loans outstanding increased significantly in 2003 and, at December 31, 2003 represented 23.6% of the total loan portfolio. This growth in balances continued during the first three months of 2004, as loans grew $22.7 million, or 1.1%, to $2.2 billion. The growth occurred in home equity loans and is attributable to the lower interest rate environment and

Webster Financial Corporation and Subsidiaries

the expansion of lending into states contiguous to Connecticut and other targeted states using the National Wholesale Mortgage network of regional offices as a distribution channel. Originations during the first quarter of 2004 totaled $188.8 million compared to $328.9 million for the same period a year earlier.

Investment Activities

Webster maintains an investment portfolio that is primarily structured to provide a source of liquidity for its operating needs, to generate interest income and provide a means to balance interest rate sensitivity. At March 31, 2004 and December 31, 2003, the investment portfolio totaled $4.4 billion and $4.3 billion, respectively. At both March 31, 2004 and December 31, 2003, the portfolio consisted primarily of mortgage-backed securities. See Note 4 of Notes to Consolidated Interim Financial Statements for details on the components of the portfolio.

The portfolio is managed by the Treasury Group in accordance with regulatory guidelines and established corporate investment policies. These guidelines and policies include limitations on aspects such as investment grade and ratings, concentrations and investment type to help manage risk associated with investing in securities.

Deposit Activities

Total deposits increased $265.9 million, or 3.2%, to $8.6 billion at March 31, 2004 from December 31, 2003 and $854.3 million or 11.0% from March 31, 2003. The increases primarily occurred in core deposits, which consist of interest-bearing and noninterest bearing demand deposits, savings accounts and money market deposit accounts. These changes reflect the success of Webster’s strategic plan, which calls for increasing core deposits as a percentage of total deposits. The percentage of core deposits increased to 67.7% at March 31, 2004 up from 66.8% at December 31, 2003 and from 66.4% at March 31 a year ago. The growth in the first three months of 2004 can be attributed to the continued success with High Performance Checking products, (for Consumer and Small Business customers), de novo branch activity and the Bank’s marketing efforts. See Note 10 of Notes to Consolidated Interim Financial Statements for additional information.

Borrowed Funds

Total borrowed funds increased $184.1 million, or 3.7%, to $5.1 billion at March 31, 2004 from December 31, 2003. Wholesale borrowings increased to fund the growth in the loan and investment portfolios. See Notes 11 and 12 of Notes to Consolidated Interim Financial Statements for additional information.

Asset/Liability Management and Market Risk

Interest rate risk is the sensitivity of the market value of interest-sensitive assets and liabilities and the sensitivity of earnings to changes in interest rates over short-term and long-term time horizons. The Asset/Liability Management Committee manages interest rate risk to maximize net income and net market value over time in changing interest rate environments, within limits set by the Board of Directors. Management measures interest rate risk using simulation analyses to measure earnings and equity at risk. Earnings at risk is defined as the change in earnings from a base scenario due to changes in interest rates. Equity at risk is defined as the change in the net economic value of assets and liabilities due to changes in interest rates compared to a base net economic value. Economic value is measured as the net present value of future cash flows. Simulation analysis incorporates assumptions about balance sheet changes such as asset and liability growth, loan and deposit pricing and changes to the mix of assets and liabilities. Key assumptions relate to the behavior of interest rates and spreads, prepayment speeds and the run-off of deposits. From such simulations, interest rate risk is quantified and appropriate strategies are formulated and implemented.

Interest rate risk simulation analyses cannot precisely measure the impact that higher or lower rate environments will have on net interest income or market value. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Results may also vary based upon actual customer loans and deposit behaviors as compared with those simulated. These simulated estimates assume that management does not take any action to mitigate any

Webster Financial Corporation and Subsidiaries

negative effects from changing interest rates. Management believes that Webster’s interest rate risk position at March 31, 2004 represents a reasonable level of risk.

The following table summarizes the estimated economic value of assets, liabilities and hedges at March 31, 2004 and December 31, 2003 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

			Economic Value
	Book	Estimated Economic	Change
(In thousands)	Value	Value	-100 BP	+100 BP
March 31, 2004
Assets	$15,090,270	14,997,574	246,336	(345,846)
Liabilities	13,878,308	13,679,491	249,639	(226,002)
Off-balance sheet contracts		(20,419)	41,656	(39,889)

(Decrease) increase in net economic value			38,353	(159,733)
Net change as % of base net economic value			2.8%	(11.9)%
December 31, 2003
Assets	$14,568,690	14,382,681	274,299	(347,843)
Liabilities	13,415,795	13,415,770	294,220	(246,757)
Off-balance sheet contracts		(6,083)	32,839	(30,896)

(Decrease) increase in net economic value			12,918	(131,982)
Net change as % of Tier 1 Capital			1.4%	(13.8)%

The book value of assets exceeded the estimated economic value at March 31, 2004 and December 31, 2003 because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $322.5 million and $330.9 million, respectively.

As noted in the table above, the estimated volatility in economic value of equity has not changed significantly from year end. The yield curve fell 25-50 basis points between December 31, 2003 and March 31, 2004 which shortened the duration of assets by 0.2 years. The decline in liability duration was due mainly to a change in the average life assumptions for core deposits. In 2004, management began to compare changes in estimated economic value with base net economic value instead of Tier 1 Capital when calculating equity at risk. Changing this factor had no impact on the measured change in net economic value but did modestly reduce the net change measurement as a percentage of the now larger denominator. The percentage measurement is now more consistent with industry practice.

The estimated impact on Webster’s net income as of March 31, 2004, for the subsequent twelve month period, if interest rates increase or decrease by 100 basis points gradually was an increase of 0.5% and a decrease of 1.2%, respectively. The estimated impact, as of December 31, 2003, for an instantaneous 100 basis point change was a decrease of 1.5% and a decrease of 0.1%, respectively. Measuring earnings at risk using graduated rate changes instead of rate shocks are more realistic and, therefore, are more useful in measuring and managing risk.

Webster Financial Corporation and Subsidiaries

We expect interest rates to rise throughout 2004 and are positioned to benefit from this expectation while staying prepared to respond to changing conditions.

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

At March 31, 2004 and December 31, 2003, FHLB advances outstanding totaled $2.4 billion and $2.5 billion. Webster Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $680.9 million at March 31, 2004. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $1.7 billion or used to collateralize other borrowings such as repurchase agreements.

The main sources of liquidity at the holding company level are dividends from Webster Bank, investment income and net proceeds from capital offerings and borrowings. The main uses of liquidity are the payment of dividends to common stockholders, repurchases of common stock, purchases of investment securities, and the payment of interest on borrowings and capital securities. There are certain regulatory restrictions on the payment of dividends by Webster Bank to Webster. At March 31, 2004, $138.1 million of retained earnings were available for dividend to the holding company. Webster also maintains $75.0 million in available revolving lines of credit with correspondent banks.

On July 23, 2002, Webster announced an additional stock buyback program of 2.4 million shares, or approximately 5 percent of its 48.0 million shares of outstanding common stock as of the announcement date. Through March 31, 2004, Webster has repurchased 1,862,541 shares of its common stock under the buyback program with 537,459 remaining shares to be repurchased. During the first quarter of 2004, 51,671 shares were repurchased at a total cost of $2.4 million, for an average per share cost of $47.19. Of the total shares repurchased for the first quarter period, 7,964 were repurchased specifically under the July 23, 2002 program.

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

Webster Financial Corporation and Subsidiaries

These factors and conditions include the general economic conditions within Connecticut and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for loan losses is adequate at March 31, 2004, actual results in future periods may prove different and these differences could be significant. Management considers the adequacy of the allowance for loan losses to be a critical accounting policy.

Refer to the Allowance for Loan Losses Methodology section within Management’s Discussion and Analysis on pages 34 through 36 of Webster’s 2003 Annual Report on Form 10-K for additional information.

Nonperforming Assets

The amount of nonperforming assets decreased to $41.3 million, or 0.27% of total assets, at March 31, 2004 from $42.9 million, or 0.29% of total assets, at December 31, 2003 and from $61.9 million, or 0.43% of total assets, at March 31, 2003. During 2004, nonperforming assets declined $1.6 million. Commercial nonperforming loans decreased by $3.9 million in the first quarter but this decrease was offset by increases in nonperforming Residential and Commercial Real Estate loans which increased by $4.1 million.

The decline in nonperforming assets at March 31, 2004 from a year earlier occurred primarily in the commercial lending area.

The following table details Webster’s nonperforming assets:

	March 31,	December 31,	March 31,
(In thousands)	2004	2003	2003
Loans accounted for on a nonaccrual basis:
Commercial:
Commercial banking	$11,264	13,772	25,793
Specialized lending	5,019	6,427	3,399
Equipment financing	5,561	5,583	8,960

Total commercial	21,844	25,782	38,152
Commercial real estate	5,583	3,325	6,910
Residential	7,941	6,128	5,712
Consumer	604	959	1,510

Total nonaccruing loans	35,972	36,194	52,284

Nonaccruing loans held for sale:
Commercial	—	—	3,444

Loans past due 90 days or more and accruing:
Commercial	568	494	1,991
Commercial real estate	—	956	—

Total loans past due 90 days or more and accruing	568	1,450	1,991
Foreclosed Properties:
Residential and consumer	449	942	235
Commercial	4,273	4,296	3,967

Total foreclosed property	4,722	5,238	4,202

Total nonperforming assets	$41,262	42,882	61,921

Webster Financial Corporation and Subsidiaries

The allowance for loan losses at March 31, 2004 was $123.6 million and represented 338% of nonperforming loans and 1.30% of total loans. This compares with an allowance of $121.7 million that represented 323% of nonperforming loans and 1.32% of total loans at December 31, 2003. The allowance was $118.6 million or 219% of nonperforming loans and 1.39% of total loans at March 31, 2003. For additional information on the allowance, see Note 7 of Notes to Consolidated Interim Financial Statements elsewhere in this report.

Other Past Due Loans

The following table sets forth information as to loans past due 30–89 days.

	March 31, 2004		December 31, 2003		March 31, 2003
	Principal	Percent of loans	Principal	Percent of loans	Principal	Percent of loans
(Dollars in thousands)	Balances	outstanding	Balances	outstanding	Balances	outstanding
Past due 30–89 days:
Residential	$7,618	0.08%	$9,443	0.10%	$13,975	0.16%
Commercial	10,400	0.11	6,285	0.07	20,102	0.24
Commercial real estate	19,336	0.20	14,419	0.16	12,772	0.15
Consumer	2,050	0.02	2,403	0.02	5,125	0.06

Total	$39,404	0.41%	$32,550	0.35%	$51,974	0.61%

The overall increase in loans past due 30-89 days of $6.9 million at March 31, 2004 from December 31, 2003 is primarily due to increases of $4.9 million in commercial real estate loans and commercial loans of $4.1 million, partially offset by reduced residential and consumer loans. The increase in commercial loans was the result of two loans totaling $7.0 million, which became past due during the quarter.

Troubled Debt Restructurings

At March 31, 2004 and December 31, 2003, total accruing troubled debt restructurings were $609,000 and $731,000, respectively. This compares to $1.2 million at March 31, 2003. These restructured loans are performing in accordance with terms of restructuring. A troubled debt restructuring occurs when, for economic or legal reasons related to debtor’s financial difficulties, a financial institution grants a concession to the debtor that it would not otherwise consider. Interest income recognized for total restructured loans for the three months ended March 31, 2004 under the restructured terms totaled $8,607 as compared to $10,778 that would have been booked under their original terms. At March 31, 2004, the $609,000 of debt restructurings were performing in accordance with their restructured terms and are not included in nonperforming loans.

Webster Financial Corporation and Subsidiaries

Classified Loans

Webster employs a dynamic risk rating system, designed to reflect the changes in the credit risk profile of each loan. The credit risk profile assesses the risks associated with both the borrower and the related loan facility. The rating system includes Classified rating categories which correspond directly to the regulatory definitions for Substandard, Doubtful, and Loss rated loans.

The following table summarizes classified loans, including nonperforming loans.

			Commercial
			Commercial
(In thousands)	Total	Residential	Banking*	Specialized	CRE**	Consumer
March 31, 2004
Substandard:
Accruing	$87,477	782	77,893	7,065	1,737	—
Nonaccruing	31,595	7,915	15,679	5,019	2,481	501

Total substandard	119,072	8,697	93,572	12,084	4,218	501
Doubtful:
Nonaccruing	4,377	26	4,003	—	245	103
Loss	—	—	—	—	—	—

Total classified loans	$123,449	8,723	97,575	12,084	4,463	604

Classified as a percent of loans	1.3%	0.2	5.2	5.0	0.3	—

December 31, 2003
Substandard:
Accruing	$72,638	999	63,408	8,231	—	—
Nonaccruing	29,403	6,097	17,413	5,067	—	826

Total substandard	102,041	7,096	80,821	13,298	—	826
Doubtful:
Nonaccruing	6,791	31	5,267	1,359	—	134
Loss	—	—	—	—	—	—

Total classified loans	$108,832	7,127	86,088	14,657	—	960

Classified as a percent of loans	1.2%	0.2	4.8	5.7	—	—

March 31, 2003
Substandard:
Accruing	$74,398	1,212	50,909	22,277	—	—
Nonaccruing	45,005	5,606	38,002	—	—	1,397

Total substandard	119,403	6,818	88,911	22,277	—	1,397
Doubtful:
Accruing	—	—	—	—	—	—
Nonaccruing	7,279	105	3,662	3,399	—	113

Total doubtful	7,279	105	3,662	3,399	—	113
Loss	—	—	—	—	—	—

Total classified loans	$126,682	6,923	92,573	25,676	—	1,510

Classified as a percent of loans	1.5%	0.2	5.9	7.0	—	0.1

*	Includes Middle Market, Small Business Banking, Asset-Based Lending and Equipment Financing.

**	Does not include CRE loans administered by Middle Market and Small Business Banking, which are included in Commercial Banking.

Webster Financial Corporation and Subsidiaries

Webster believes that early identification and management of problem loans serves to minimize future losses, therefore it employs a rigorous portfolio review and management process, which identifies deteriorating credit risk and proactively manages problem loans. At March 31, 2004 and December 31, 2003, classified loans, including nonperforming loans, totaled $123.4 million and $108.8 million, respectively. Total classified loans as a percentage of total loans increased to 1.3% at March 31, 2004 from 1.2% at December 31, 2003, principally due to increased levels of loans classified as accruing substandard in the commercial portfolios. The increase in substandard accruing commercial classified loans for the current period is primarily due to one loan totaling approximately $8.8 million. Classified loans at March 31, 2004 declined from a year earlier by $3.2 million.

The total of nonperforming loans included in classified loans at March 31, 2004 was $36.0 million, down $222,000 from year end and $16.3 million from March 31, 2003. The remaining classified loans of $87.4 million continued to perform in accordance with their contractual terms and accrue interest. Due to their classification as substandard, these currently performing loans are considered by management to be potential problem loans, and may in the future become nonperforming loans.

Webster Financial Corporation and Subsidiaries

RESULTS OF OPERATIONS

A comparison of the three month period ended March 31, 2004 and 2003.

General

Net income for the three months ended March 31, 2004, was $42.3 million, or $.90 per diluted share, compared to $39.9 million, or $.86 per diluted share for the same period a year earlier.

The increase in net income for the current quarter was driven by a growth in total revenues and lower operating expenses. Total revenue, consisting of net interest income and total noninterest income, rose approximately 1.7% for the period as compared to a year ago. Impacting the quarter was the implementation on December 31, 2003 of Financial Accounting Standards Board Interpretation No. 46 (revised) (“FIN 46R”), which required the reclassification of $3.5 million of capital trust securities expense in the first quarter of 2004 from noninterest expense to interest expense. Adjusting the prior period for this effect, total revenues would have grown $5.6 million, or 4%, from a year ago. This growth was primarily the result of an increase in loans funded by growth in retail deposits.

Net Interest Income

Net interest income was $105.8 million in the first quarter compared to $104.7 million in the same quarter a year ago. Excluding the effect of FIN 46R, net interest income would have grown by $4.1 million or 4% from a year ago. This increase was primarily driven by the volume increase in loans, which was partially offset by the lower interest rate environment. Lower rates drove down the yields earned on earning assets as well as the rates paid on deposits and borrowings.

Webster anticipates that the decline in net interest margin has reached its low point and will begin to rise in the latter half of 2004. Cash flows have been redeployed into investments with shorter maturities, at significantly reduced yields, in anticipation of rising interest rates.

Interest Income

Total interest income on a fully tax equivalent basis for the first quarter of 2004 decreased $4.9 million, or 2.9%, from the prior year. The decline is primarily due to a decrease of 57 basis points in the yield on earning assets. Declines occurred in both the loan and loans held for sale portfolios, where yields dropped 47 and 45 basis points, respectively, compared to the first quarter a year ago. The declines were a result of a lower interest rate environment during 2004 as compared to 2003, caused an accelerated level of prepayments on fixed rate loans replaced with loans at significantly lower yields, such as residential mortgages, and floating rate loans were repriced at significantly lower yields. Declines also occurred in both the securities and short-term investments portfolio, where yields decreased 83 and 18 basis points, respectively. The investment portfolio was also impacted by the low interest rate environment as mortgage related securities prepaid, premium amortization was accelerated as existing investment lives were shortened and proceeds were reinvested at significantly lower yields. The impact on interest income of lower yields on interest-earning assets was partially offset by an increase in the volume of average earnings assets of approximately $1.0 billion. Substantially all this volume growth occurred in the loan portfolios.

Interest Expense

Total interest expense for the first quarter of 2004 decreased $6.3 million, or 9.7%, from the first quarter of 2003. The decrease was primarily due to a 35 basis point decline in the overall cost of interest-bearing liabilities. The cost of deposits and borrowings declined 33 and 34 basis points, respectively. The low interest rate environment was the primary factor for this decline as existing and new deposits were repriced at lower yields. Partially offsetting the favorable impact of lower interest rates was the increased expense resulting from growth in volume of deposits and borrowings. Also contributing to the increases was the FIN 46R reclass of capital trust securities in the first quarter of 2004.

Webster Financial Corporation and Subsidiaries

The following table shows the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned or paid by Webster.

	Three months ended March 31,
	2004			2003
			Fully Tax-			Fully Tax-
	Average		Equivalent	Average		Equivalent
(In thousands)	Balance	Interest (a)	Yield/Rate	Balance	Interest (a)	Yield
Assets
Interest-earning assets:
Loans	$9,368,169	118,591	5.05%	$8,225,032	113,221	5.52%
Loans held for sale	85,276	1,070	5.02	327,620	4,481	5.47
Securities	4,331,501	45,161	4.22 (b)	4,208,492	52,027	5.05 (b)
Short-term investments	35,759	66	0.73	27,260	62	0.91

Total interest-earning assets	13,820,705	164,888	4.78	12,788,404	169,791	5.35

Noninterest-earning assets	889,392			935,423

Total assets	$14,710,097			$13,723,827

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$1,058,849	—	—%	$951,230	—	—%
Savings, Now & money market deposits	4,539,038	8,984	0.80	3,982,828	11,204	1.14
Time deposit	2,789,750	16,846	2.43	2,663,492	18,214	2.77

Total interest-bearing deposits	8,387,637	25,830	1.24	7,597,550	29,418	1.57

Federal Home Loan Bank advances	2,428,829	19,004	3.10	2,581,216	23,791	3.69
Fed funds and repurchase agreements	2,093,519	5,431	1.03	2,000,136	6,252	1.25
Other long-term debt	532,760	8,198	6.16	297,111	5,310	7.15

Total borrowings	5,055,108	32,633	2.56	4,878,463	35,353	2.90

Total interest-bearing liabilities	13,442,745	58,463	1.74	12,476,013	64,771	2.09

Noninterest-bearing liabilities	72,405			66,604

Total liabilities	13,515,150			12,542,617
Capital securities and preferred stock of subsidiary corporation	9,577			130,832
Shareholders’ equity	1,185,370			1,050,378

Total liabilities and shareholders’ equity	$14,710,097			$13,723,827

Fully tax-equivalent net interest income		106,425			105,020
Less: tax equivalent adjustments		(619)			(344)

Net interest income		105,806			104,676

Interest-rate spread			3.04%			3.26%

Net interest margin			3.09%			3.30%

(a)	On a fully tax-equivalent basis.

(b)	For purposes of this computation, unrealized gains of $49.8 million and $86.6 million for 2004 and 2003, respectively, are excluded from the average balance for rate calculations.

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

	Three months ended March 31,
	2004 v. 2003
	Increase (decrease) due to
(In thousands)	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$(9,946)	15,316	5,370
Loans held for sale	(341)	(3,070)	(3,411)
Securities and short-term investments	(8,556)	1,694	(6,862)

Total interest income	(18,843)	13,940	(4,903)

Interest on interest-bearing liabilities:
Deposits	(6,550)	2,962	(3,588)
Borrowings	(4,034)	1,314	(2,720)

Total interest expense	(10,584)	4,276	(6,308)

Net change in fully taxable-equivalent net interest income	$(8,259)	9,664	1,405

Provision for Loan Losses

The provision for loan losses was $5.0 million for the quarter, the same amount as provided in the first quarter a year ago. Management performs a quarterly review of the loan portfolio and based on this review determines the level of provision necessary to maintain an adequate loan loss allowance. Several factors influence the amount of the provision, primarily growth in the loan portfolio, net charge-offs, the risk of loss on nonperforming and classified loans, and the level of economic activity. Net charge-offs in the first quarter of 2004 were $3.1 million, compared to $3.4 million in the same period a year earlier. The annualized net charge-off ratio for the current quarter was 0.13% of total average loans, down from 0.16% a year earlier. At March 31, 2004 and December 31, 2003, the allowance for loan losses totaled $123.6 million and $121.7 million, or 1.30% and 1.32% of total loans, and represented 338% and 323% of nonperforming loans, respectively.

For further information see the “Loan Portfolio Review and Allowance for Loan Loss Methodology” included in the “Financial Condition – Asset Quality” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 32 through 36 of this report.

Noninterest Income

Noninterest income for the three months ended March 31, 2004 increased $1.6 million from the same period a year earlier. Deposit fees increased as a result of higher level of deposits and increased amounts of insufficient funds and ATM fees. Loan fees increased primarily due to increases in prepayment penalties, line usage fees and lease financing fees, offset by a decrease in loan servicing fees due to a decline in the volume of mortgage loans serviced for others. Writedowns of mortgage servicing rights in the three months ended March 31, 2004 was $367,000 as compared to $731,000 the same quarter a year earlier. The decrease in financial advisory services revenue resulted from the sale of Duff & Phelps during the current period. Gains on sales of loans and loan servicing decreased in 2004 over the same period in 2003. As a result of the reduced volume of mortgage loans originated and sold compared to the same period in the previous year. Gains on sale of securities increased during the first three months of 2004 over the same period a year earlier.

Webster Financial Corporation and Subsidiaries

Noninterest Expenses

Total noninterest expenses for the first quarter of 2004 were $92.1 million, a decrease from $92.8 million in the year ago period. Adjusting for the effect of FIN 46R, expenses grew by $2.3 million or 2.5% from a year ago. All this increase occurred in compensation and benefits and is attributable to the impact of acquisitions, and continued investment in personnel, technology and infrastructure to meet our strategic plan for growth.

Income Taxes

Income tax expense for the three months ended March 31, 2004 is higher than the prior year period primarily due to a higher level of income before taxes, partially offset by a lower effective tax rate. The effective tax rates for the three months ended March 31, 2004 and 2003 were approximately 33.2% and 33.5% respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 31 through 33 under the caption “Asset/Liability Management and Market Risk”.

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

There were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Webster or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser”, as defined by Section 240.10b-18(a)(3) of the Securities and Exchange Act of 1934, of shares of Webster common stock.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
January 1-31, 2004	51,671	$47.19	7,964	2,837,459
February 1-29, 2004	—	—	—	—
March 1-31, 2004	—	—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

Webster Financial Corporation and Subsidiaries

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

2.1	Agreement and Plan of Merger by and between Webster Financial Corporation and FIRSTFED AMERICA BANCORP, INC., dated as of October 6, 2003 (filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on November 4, 2003 and incorporated herein by reference).

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K filed within the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Bylaws, as amended effective April 19, 2004.

4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Corporation’s Registration Statement on Form S-3 (File No. 333-81563) filed with the SEC on June 25, 1999 and incorporated herein by reference).

4.2	Rights Agreement, dated as of February 5, 1996, between the Corporation and Chemical Mellon Shareholder Services, L.L.C. (filed as Exhibit 1 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 12, 1996 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, entered into as of November 4, 1996, by and between the Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as an exhibit to the Corporation’s Current Report on Form 8-K filed with the SEC on November 25, 1996 and incorporated herein by reference).

Webster Financial Corporation and Subsidiaries

4.4	Amendment No. 2 to Rights Agreement, entered into as of October 30, 1998, between the Corporation and American Stock Transfer & Trust Company (filed as Exhibit 1 to the Corporation’s Current Report on Form 8-K filed with the SEC on October 30, 1998 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Company’s Chief Financial Officer.

32.1	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Company’s Chief Financial Officer.

(b)	Reports on Form 8-K

Current report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2004.

Current report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2004.

Current report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2004.

Current report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2004.

Current report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2004.

Webster Financial Corporation and Subsidiaries

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION

Registrant
Date: May 10, 2004	By:	/s/ William J. Healy
William J. Healy
Executive Vice President and Chief Financial Officer Principal Financial Officer