Form 10-Q
period 2004-06-30
WEBSTER FINANCIAL CORP
filed 2004-08-09
CIK 801337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 001-31486

WEBSTER FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-1187536

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Webster Plaza, Waterbury, Connecticut	06702

(Address of principal executive offices)	(Zip Code)

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

[X]   Yes   [  ]   No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X]   Yes   [  ]   No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (par value $.01)	53,039,877

Class	Outstanding at July 31, 2004

Webster Financial Corporation and Subsidiaries

Webster Financial Corporation and Subsidiaries

ITEM 1. INTERIM FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2004	2003
Assets:
Cash and due from depository institutions	$252,818	209,234
Short-term investments	39,887	42,420
Securities (Note 4):
Trading, at fair value	1,944	555
Available for sale, at fair value	3,853,154	4,128,255
Held-to-maturity (fair value of $277,743 and $174,631)	284,392	173,371
Loans held for sale (Note 5)	153,396	89,830
Loans, net (Notes 6 and 7)	11,143,683	9,091,135
Accrued interest receivable	59,737	52,756
Goodwill (Note 9)	603,719	274,113
Cash surrender value of life insurance	224,082	180,556
Premises and equipment, net	132,842	95,631
Deferred tax asset, net (Note 8)	80,563	38,088
Intangible assets (Note 9)	77,533	56,816
Prepaid expenses and other assets	118,120	135,930

Total assets	$17,025,870	14,568,690

Liabilities and Shareholders’ Equity:
Deposits (Note 10)	$10,372,922	8,372,135
Federal Home Loan Bank advances (Note 11)	2,731,332	2,511,495
Federal funds purchased and securities sold under agreement to repurchase (Note 12)	1,670,594	1,892,138
Other long-term debt	695,417	532,760
Accrued expenses and other liabilities	95,112	97,690

Total liabilities	15,565,377	13,406,218

Preferred stock of subsidiary corporation	9,577	9,577
Commitments and contingencies (Notes 5 and 6)
Shareholders’ equity (Note 13):
Common stock, $.01 par value;
Authorized – 200,000,000 shares at June 30, 2004 and December 31, 2003; Issued – 53,015,672 shares at June 30, 2004 and 49,512,045 at December 31, 2003	530	495
Paid-in capital	578,160	412,020
Retained earnings	901,598	833,357
Less: Treasury stock, at cost; no shares at June 30, 2004 and 3,235,826 shares at December 31, 2003	—	(112,713)
Accumulated other comprehensive (loss) income	(29,372)	19,736

Total shareholders’ equity	1,450,916	1,152,895

Total liabilities and shareholders’ equity	$17,025,870	14,568,690

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2004	2003	2004	2003
Interest Income:
Loans	$129,084	114,734	$247,675	227,944
Securities and short-term investments	45,162	45,772	89,770	8,723
Loans held for sale	2,139	4,231	3,209	97,517

Total interest income	176,385	164,737	340,654	334,184

Interest Expense:
Deposits (Note 10)	29,172	28,750	55,002	58,168
Federal Home Loan Bank advances and other borrowings	24,793	30,069	49,228	60,112
Other long-term debt	8,953	5,299	17,151	10,609

Total interest expense	62,918	64,118	121,381	128,889

Net interest income	113,467	100,619	219,273	205,295
Provision for loan losses (Note 7)	5,000	5,000	10,000	10,000

Net interest income after provision for loan losses	108,467	95,619	209,273	195,295

Noninterest Income:
Deposit service fees	19,250	17,529	36,435	34,419
Insurance revenue	10,596	9,980	22,234	20,944
Loan fees	7,305	4,723	13,954	10,628
Wealth and investment services	5,849	4,521	10,965	9,099
Gain on sale of securities, net	5,616	8,666	11,116	11,299
Gain on sale of loans and loan servicing, net	5,321	4,066	6,346	6,837
Increase in cash surrender value of life insurance	2,177	2,143	4,131	4,258
Financial advisory services	—	5,229	3,808	10,660
Other income	964	1,423	2,812	3,284

Total noninterest income	57,078	58,280	111,801	111,428

Noninterest Expenses:
Compensation and benefits	53,659	50,506	106,786	101,067
Occupancy	8,402	7,672	16,767	15,771
Furniture and equipment	8,993	7,575	16,634	15,096
Intangible amortization (Note 9)	4,582	3,968	8,674	7,930
Marketing	3,630	3,236	6,614	6,721
Professional services	2,938	2,994	5,837	5,472
Capital trust securities	—	2,743	—	5,665
Other expenses	14,975	14,505	28,008	28,283

Total noninterest expenses	97,179	93,199	189,320	186,005

Income before income taxes	68,366	60,700	131,754	120,718
Income taxes	22,523	20,090	43,588	40,171

Net Income	$45,843	40,610	$88,166	80,547

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited), continued

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income	$45,843	40,610	$88,166	80,547

Basic earnings per share	$0.92	0.89	$1.84	1.77
Diluted earnings per share	0.91	0.88	1.81	1.74
Dividends paid per common share	0.23	0.21	0.44	0.40

Average shares outstanding:
Basic	49,699	45,446	47,922	45,453
Diluted	50,475	46,242	48,767	46,217

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three months ended June 30,
(In thousands)	2004	2003
Net Income	$45,843	40,610
Other comprehensive loss, net of tax:
Unrealized net holding (loss) gain on securities available for sale arising during period (net of income tax effect of $(41,265) and $1,517, for 2004 and 2003, respectively)	(67,595)	2,261
Reclassification adjustment for net gains included in net income (net of income tax benefit of $2,112 and $3,416 for 2004 and 2003, respectively)	(3,922)	(5,150)
Reclassification adjustment for cash flow hedge gain amortization included in net income	(42)	(27)
Reclassification adjustment for amortization of unrealized gain upon transfer of securities to held to maturity (net of income tax)	(73)	—

Other comprehensive loss	(71,632)	(2,916)

Comprehensive (loss) income	$(25,789)	37,694

	Six months ended June 30,
(In thousands)	2004	2003
Net Income	$88,166	80,547
Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on securities available for sale arising during year (net of income tax benefit of $(24,323) and $4,657, for 2004 and 2003, respectively)	(41,431)	6,987
Reclassification adjustment for net gains included in net income (net of income tax effect of $4,016 and $4,456 for 2004 and 2003, respectively)	(7,457)	(6,719)
Deferred gain on cash flow hedge	—	1,690
Reclassification adjustment for cash flow hedge gain amortization included in net income	(84)	(78)
Reclassification adjustment for amortization of unrealized gain upon transfer of securities to held to maturity (net of income tax)	(136)	—

Other comprehensive (loss) income	(49,108)	1,880

Comprehensive income	$39,058	82,427

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

					Accumulated
					Other
	Common	Paid-in	Retained	Treasury	Comprehensive
(In thousands, except per share data)	Stock	Capital	Earnings	Stock	Income (loss)	Total
Six months ended June 30, 2003:
Balance, December 31, 2002	$495	411,154	707,531	(134,318)	50,596	1,035,458
Net income for the six months ended June 30, 2003	—	—	80,547	—	—	80,547
Dividends paid:
$.40 per common share	—	—	(18,251)	—	—	(18,251)
Exercise of stock options	—	(1,358)	—	5,060	—	3,702
Common stock repurchased	—	—	—	(5,795)	—	(5,795)
Stock-based compensation	—	1,863	—	896	—	2,759
Net unrealized gain on securities available for sale, net of taxes	—	—	—	—	268	268
Repurchase of capital trust securities	—	(991)	—	—	—	(991)
Deferred gain from hedge, net of amortization	—	—	—	—	1,612	1,612

Balance, June 30, 2003	$495	410,668	769,827	(134,157)	52,476	1,099,309

Six months ended June 30, 2004:
Balance, December 31, 2003	$495	412,020	833,357	(112,713)	19,736	1,152,895
Net income for the six months ended June 30, 2004	—	—	88,166	—	—	88,166
Dividends paid:
$.44 per common share	—	—	(19,926)	—	—	(19,926)
Exercise of stock options	—	(826)	—	6,452	—	5,626
Common stock repurchased	—	—	—	(2,438)	—	(2,438)
Common stock issued in acquisition	36	164,110	1	108,650	—	272,797
Common stock retired	(1)	1	—	—	—	—
Stock-based compensation	—	2,855	—	49	—	2,904
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	(48,888)	(48,888)
Amortization of deferred hedging gain	—	—	—	—	(84)	(84)
Amortization of unrealized gain on securities transferred to held to maturities, net of taxes	—	—	—	—	(136)	(136)

Balance, June 30, 2004	$530	578,160	901,598	—	(29,372)	1,450,916

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
(In thousands)	2004	2003
Operating Activities:
Net income	$88,166	80,547
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	10,000	10,000
Depreciation and amortization	15,454	18,217
Amortization of intangible assets	8,674	7,930
Stock-based compensation	2,904	2,759
Net gains on sale of foreclosed properties	(183)	(67)
Net gains on sale of securities	(11,473)	(11,175)
Net gains on sale of loans and servicing	(6,346)	(6,837)
Increase in cash surrender value of life insurance	(4,131)	(4,258)
Net loss (gain) on trading securities	357	(124)
(Increase) decrease in trading securities	(1,746)	1,983
Loans originated for sale	(664,076)	(1,513,786)
Proceeds from sale of loans originated for sale	686,251	1,604,725
(Increase) decrease in interest receivable	(6,981)	567
Decrease in prepaid expenses and other assets	83,937	26,073
Decrease in accrued expenses and other liabilities	(42,120)	(101,016)

Net cash provided by operating activities	158,687	115,538

Investing Activities:
Purchases of available for sale securities	(1,011,873)	(2,318,567)
Purchases of held to maturity securities	(113,758)	—
Proceeds from maturities and principal payments of available for sale securities	569,629	1,092,682
Proceeds from maturities of held to maturity securities	2,505	—
Proceeds from sales of available for sale securities	1,513,448	953,595
Net decrease (increase) in short-term investments	5,102	(5,075)
Net increase in loans	(524,487)	(772,448)
Proceeds from sale of foreclosed properties	3,037	1,051
Net purchases of premises and equipment	(20,712)	(7,618)
Net cash from acquisition and sale transactions	(163,016)	(27,447)

Net cash provided (used) by investing activities	259,875	(1,083,827)

Financing Activities:
Net increase in deposits	486,554	479,580
Proceeds from FHLB advances	35,525,157	20,261,731
Repayment of FHLB advances	(36,054,776)	(20,238,930)
Net (decrease) increase in federal funds purchased and securities sold under agreement to repurchase	(465,108)	286,776
Other long-term debt issued	149,933	200,000
Redemption of capital trust securities	—	(12,342)
Cash dividends to common shareholders	(19,926)	(18,251)
Exercise of stock options	5,626	3,702
Common stock repurchased	(2,438)	(5,795)

Net cash (used) provided by financing activities	(374,978)	956,471

Increase (decrease) in cash and cash equivalents	43,584	(11,818)
Cash and cash equivalents at beginning of period	209,234	266,463

Cash and cash equivalents at end of period	$252,818	254,645

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued

	Six months ended June 30,
(In thousands)	2004	2003
Supplemental Disclosures:
Income taxes paid	$35,393	38,748
Interest paid	115,607	124,142
Supplemental Schedule of Noncash Investing and Financing Activities:
Transfer of loans to foreclosed properties	1,114	2,588
Purchase Transactions:
Fair value of noncash assets acquired in purchase transaction	$2,639,554	43,058
Fair value of liabilities assumed in purchase acquisition	2,568,359	42,514
Fair value of common stock issued	272,797	—
Sale Transactions:
Fair value of noncash assets sold in sale transaction	4,562	—
Fair value of liabilities sold in sale transaction	983	—

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1: Basis of Presentation and Principles of Consolidation

The Consolidated Interim Financial Statements include the accounts of Webster Financial Corporation (“Webster” or the “Company”) and its subsidiaries. The Consolidated Interim Financial Statements and Notes thereto have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results which may be expected for the year as a whole.

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

NOTE 2: Stock-Based Compensation

At June 30, 2004 and 2003, Webster had a fixed stock-based compensation plan that covered employee and non-employee directors. During 2002, effective January 1, 2002, Webster adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, on a prospective basis, for all employee and non-employee stock options granted January 1, 2002 and thereafter. Prior to January 1, 2002, the provisions of APB No. 25 and related interpretations were applied for option grant accounting. Therefore, the cost related to this stock-based compensation included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all option grants since the original effective date of SFAS No. 123. Awards under the plan, in general, vest over periods ranging from 3 to 4 years. Webster also grants restricted stock to senior management and directors.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to stock option awards in each of the periods presented.

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income, as reported	$45,843	40,610	$88,166	80,547
Add: Stock option compensation expense included in reported net income, net of related tax effects	909	537	1,399	1,006
Deduct: Total stock option compensation expense determined under fair value based method for all awards, net of related tax effects	(1,090)	(1,051)	(1,491)	(2,034)

Pro forma net income	$45,662	40,096	$88,074	79,519

Earnings per share:
Basic – as reported	$0.92	0.89	$1.84	1.77
– pro forma	0.92	0.88	1.84	1.75

Diluted – as reported	$0.91	0.88	$1.81	1.74
– pro forma	0.90	0.87	1.81	1.72

The fair value of each option is determined as of the grant date using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions used for grants issued during the second quarter and first six months of 2004, respectively, expected option term of 6.8 years, expected dividend yield of 2.00%, expected volatility of 30.59%, expected forfeiture rate of 5.00%, and weighted risk-free interest rate of 4.10% and 4.07%. For the second quarter and first six months of 2003, the following weighted-average assumptions were: expected option term of 8.6 and 8.7 years, expected dividend yield of 2.15%, expected volatility of 31.75%, expected forfeiture rate of 4.46% and weighted risk-free interest rate of 3.97%. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options. In addition, changes to the subjective input assumptions can result in materially different fair market value estimates. Therefore, this model may not necessarily provide a reliable single measure of the fair value of employee stock options.

In addition, the cost of restricted stock granted is reflected in compensation and benefits expense and totaled $297,000 and $394,000, net of taxes, for the three months ended June 30, 2004 and 2003, and $583,000 and $789,000, net of taxes for the six month ended June 30, 2004 and 2003 respectively.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 3: Purchase and Sale Transactions

The following purchase and sale transactions have been completed during 2004. The results of operations of the acquired companies are included in the Consolidated Statements of Income subsequent to the date of acquisition.

Completed Transactions

Duff & Phelps, LLC

Webster sold its majority interest in Duff & Phelps, LLC, the Chicago-based financial advisory services and investment banking firm, to a private partnership group. Webster will maintain a strategic alliance with Duff & Phelps, with preferred customer status. The sale was completed on March 15, 2004.

Phoenix National Trust Company

On December 18, 2003, Webster Bank announced a definitive agreement to acquire Phoenix National Trust Company, (“Phoenix”), a wholly-owned subsidiary of the Phoenix Companies, Inc. The purchase was completed on March 31, 2004. Phoenix, which offered trust, custody and other financial services, was merged into Webster Trust Company, N.A., a subsidiary of Webster Bank.

New York Branch

On April 21, 2004, Webster Bank National Association (“Webster Bank”) completed the purchase of a banking branch with related deposits and loans from Hudson River Bank & Trust Company. The branch, located in Cohoes, New York, had deposit liabilities of approximately $11 million. This branch purchase was done as part of the overall charter change completed by Webster. The branch was closed and merged with Webster’s Scarsdale, New York branch.

FIRSTFED AMERICA BANCORP, INC.

As of the close of business on May 14, 2004, Webster completed its acquisition of FIRSTFED AMERICA BANCORP, INC. (“FIRSTFED”), headquartered in Swansea, Massachusetts, the holding company of First Federal Savings Bank of America (“First Federal”). The agreement was a combination cash and stock transaction valued at approximately $465 million, or $24.50 per common share of FIRSTFED stock, payable 60% in Webster common stock and 40% in cash. First Federal was a federally chartered thrift with $2.6 billion in assets as of December 31, 2003 and 26 branches; 19 in Massachusetts and 7 in Rhode Island.

FirstFed Trust Company

Webster sold its majority share in FirstFed Trust Company, N.A., to Coastline Trust Company, formerly MD Trust, LLC. The sale was completed on June 15, 2004.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 4: Securities

A summary of available for sale and held to maturity securities follows:

	June 30, 2004				December 31, 2003
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Trading:
Municipal bonds and notes				$1,944				$555

Available for Sale:
U.S. Treasury notes	$201	—	(1)	200	—	—	—	—
Municipal bonds and notes	1,096	1	(1)	1,096	—	—	—	—
U.S. Government agency notes	—	—	—	—	$73,821	96	(4,895)	69,022
Corporate bonds and notes	155,456	5,228	(912)	159,772	214,030	7,957	(2,124)	219,863
Equity securities (a)	260,294	10,932	(1,250)	269,976	163,783	17,202	(1,057)	179,928
Mortgage-backed securities (b)	3,486,404	7,805	(72,099)	3,422,110	3,649,955	29,033	(19,546)	3,659,442

Total available for sale	$3,903,451	23,966	(74,263)	3,853,154	$4,101,589	54,288	(27,622)	4,128,255

Held to maturity:
Municipal bonds and notes	$284,392	401	(7,050)	277,743	$173,371	1,348	(88)	174,631

(a)	As of June 30, 2004, the fair value of equity securities consisted of Federal Home Loan Bank (“FHLB”) stock of $227.5 million, and common stock of $42.5 million. The fair value of equity securities at December 31, 2003 consisted of FHLB stock of $134.0 million and common stock of $45.9 million.

(b)	Includes mortgage-backed securities comprised of Fannie Mae, Freddie Mac, Government National Mortgage Association and non-agency issued mortgage-backed securities.

The following table depicts temporarily impaired investment securities:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale:
U.S. Treasury notes	$200	(1)	—	—	200	(1)
Municipal bonds and notes	150	(1)	—	—	150	(1)
Corporate bonds and notes	26,602	(912)	—	—	26,602	(912)
Equity securities	6,106	(480)	3,673	(770)	9,779	(1,250)
Mortgage-backed securities	2,580,403	(52,277)	534,929	(19,822)	3,115,332	(72,099)

Total available for sale	$2,613,461	(53,671)	538,602	(20,592)	3,152,063	(74,263)

Held to maturity:
Municipal bonds and notes	$228,584	(7,050)	—	—	228,584	(7,050)

Available for sale mortgage-backed securities totaling $534.9 million as of June 30, 2004, had a $19.8 million unrealized loss for twelve consecutive months. These securities are rated AAA and continue to repay principal at par. Management believes that the market value decline of these securities is temporary resulting from the current interest rate environment and that full recovery of the original investment is likely.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 5: Loans Held for Sale

Loans held for sale totaled $153.4 million and $89.8 million at June 30, 2004 and December 31, 2003, respectively. These balances consisted of residential loans originated by Webster Bank and Peoples Mortgage Company (“PMC”). The activity for PMC is included for the period subsequent to the acquisition on May 14, 2004.

At June 30, 2004 and December 31, 2003, residential mortgage origination commitments totaled $319.2 million and $166.7 million, respectively. Residential commitments outstanding at June 30, 2004 consisted of adjustable rate and fixed rate mortgages of $82.4 million and $236.8 million, respectively, at rates ranging from 3.4% to 10.9%. Residential commitments outstanding at December 31, 2003 consisted of adjustable rate and fixed rate mortgages of $24.0 million and $142.7 million, respectively, at rates ranging from 3.9% to 7.8%. Commitments to originate loans generally expire within 60 days. At June 30, 2004 and December 31, 2003, Webster also had outstanding commitments to sell residential mortgage loans of $331.1 million and $149.6 million, respectively.

At June 30, 2004 and December 31, 2003, Webster Bank serviced for others residential and commercial loans totaling approximately $1.8 billion and $742.8 million, respectively. This increase is primarily due to the acquisition of FIRSTFED.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 6: Loans, Net

A summary of loans, net follows:

	June 30, 2004		December 31, 2003
(Dollars in thousands)	Amount	%	Amount	%
Residential mortgage loans	$4,731,950	41.9%	$3,744,013	40.6%
Commercial loans:
Commercial non-mortgage	1,338,552	11.9	1,007,696	10.9
Asset-based loans	565,320	5.0	526,933	5.8
Equipment financing	551,640	4.9	506,292	5.5

Total commercial loans	2,455,512	21.8	2,040,921	22.2
Commercial real estate	1,572,289	13.9	1,281,516	13.9
Consumer loans:
Home equity credit lines	1,586,290	14.1	1,467,251	15.9
Fixed home equity loans	912,100	8.1	649,971	7.1
Other consumer	32,053	0.2	29,137	0.3

Total consumer loans	2,530,443	22.4	2,146,359	23.3

Total loans	11,290,194	100.0%	9,212,809	100.0%
Less: allowance for loan losses	(146,511)		(121,674)

Loans, net	$11,143,683		$9,091,135

At June 30, 2004, loans, net included $19.8 million of net premiums and $31.1 million of net deferred costs, compared with $255,000 of net premiums and $29.0 million of net deferred costs at December 31, 2003. The unadvanced portions of residential and commercial construction loans totaled $334.2 million and $247.4 million at June 30, 2004 and December 31, 2003, respectively.

At June 30, 2004 and December 31, 2003, unused portions of home equity credit lines extended were $1.2 billion. Unused commercial and commercial real estate lines of credit, letters of credit, standby letters of credit, equipment financing commitments and outstanding commercial loan commitments totaled $2.4 billion at June 30, 2004 and $1.8 billion at December 31, 2003. Consumer loan commitments totaled $24.9 million and $14.2 million at June 30, 2004 and December 31, 2003, respectively.

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

The estimated fair value of commitments to extend credit is considered insignificant at June 30, 2004 and December 31, 2003. Future loan commitments represent residential and commercial mortgage loan commitments, commercial loan and equipment financing commitments, letters of credit and commercial and home equity unused credit lines. The interest rates for these loans are generally established shortly before closing. The interest rates on home equity lines of credit adjust with changes in the prime rate.

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

The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. At June 30, 2004, Webster’s standby letters of credit totaled $159.3 million. At June 30, 2004, the fair value of stand-by letters of credit is not material to the unaudited interim financial statements.

NOTE 7: Allowance for Loan Losses

The following table provides a summary of the activity in the allowance for loan losses:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2004	2003	2004	2003
Balance at beginning of period	$123,613	118,596	$121,674	116,804
Provisions charged to operations	5,000	5,000	10,000	10,000
Allowance for purchased loans	20,081	—	20,081	146

Subtotal	148,694	123,596	151,755	126,950

Charge-offs	(3,007)	(4,872)	(7,162)	(8,746)
Recoveries	824	515	1,918	1,035

Net charge-offs	(2,183)	(4,357)	(5,244)	(7,711)

Balance at end of period	$146,511	119,239	$146,511	119,239

Ratio of net charge-offs to average loans outstanding during the period (annualized)	0.08%	0.20%	0.11%	0.18%

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 8: Deferred Tax Asset, Net

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2004 and December 31, 2003 are summarized below. Temporary differences result from the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A 100% valuation allowance has been applied to the deferred tax assets applicable to Connecticut, Massachusetts and Rhode Island due to uncertainties of realization.

	June 30,	December 31,
(In thousands)	2004	2003
Deferred tax assets:
Allowance for loan losses	$57,747	48,286
Net unrealized loss on securities available for sale	17,619	—
Intangible assets, including goodwill impairment loss	5,358	8,658
Net operating loss and tax credit carryforwards	8,099	8,743
Compensation and employee benefit plans	8,230	3,286
Deductible acquisition costs	5,053	2,051
Other	3,460	6,148

Total deferred tax assets	105,566	77,172
Less: valuation allowance	(12,999)	(10,267)

Deferred tax assets, net of valuation allowance	92,567	66,905

Deferred tax liabilities:
Net unrealized gain on securities available for sale	—	10,712
Purchase accounting and fair value adjustments	190	10,123
Loan discounts	3,476	4,310
Equipment financing leases	2,833	1,773
Mortgage servicing rights	3,416	905
Other	2,089	994

Total deferred tax liabilities	12,004	28,817

Deferred tax asset, net	$80,563	38,088

Management believes that Webster will realize its net deferred tax asset, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that Webster will generate any specific level of future income.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 9: Goodwill and Intangible Assets

The following tables set forth the carrying values of goodwill and intangible assets, net of accumulated amortization.

	June 30,	December 31,
(In thousands)	2004	2003
Intangible assets:
Balances subject to amortization:
Core deposit intangibles	$68,925	47,803
Other identified intangibles	7,694	8,099
Balances not subject to amortization:
Pension assets	914	914

Total intangible assets	$77,533	56,816

Goodwill:
Balances not subject to amortization	$603,719	274,113

During the first quarter of 2004, Webster’s interest in Duff & Phelps, LLC was sold. The sale resulted in the reduction of $7.1 million of associated goodwill. The acquisition of FIRSTFED resulted in goodwill of $334.7 million.

During the second quarter of 2004, core deposit intangibles of $29.4 million were added as a result of the FIRSTFED acquisition. This identified intangible asset is being amortized over a ten year period.

Changes in the carrying amount of goodwill for the six months ended June 30, 2004 is as follows:

			Wealth and
	Retail	Commercial	Investment
(In thousands)	Banking	Banking	Services	Total
Balance at December 31, 2003	$239,841	24,939	9,333	274,113
Purchase price adjustments	104	2,544	—	2,648
Purchase transactions	327,174	6,681	1,006	334,861
Sale transaction	—	(7,074)	(829)	(7,903)

Balance at June 30, 2004	$567,119	27,090	9,510	603,719

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Amortization of intangible assets for the three and six months ended June 30, 2004, totaled $4.6 million and $8.7 million, respectively. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(In thousands)
For years ending December 31,
2004 (full year)	$18,327
2005	19,179
2006	15,006
2007	6,950
2008	4,013
Thereafter	21,818

NOTE 10: Deposits

The following table summarizes the composition of deposits.

	June 30, 2004		December 31, 2003
		% of		% of
(In thousands)	Amount	total	Amount	total
Demand deposits	$1,362,339	13.1%	$1,090,060	13.0%
NOW accounts	1,423,822	13.7	1,052,690	12.6
Money market deposit accounts	2,013,894	19.4	1,581,276	18.9
Savings accounts	2,281,312	22.0	1,869,398	22.3
Time deposits	3,291,555	31.8	2,778,711	33.2

Total	$10,372,922	100.0%	$8,372,135	100.0%

Interest expense on deposits is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2004	2003	2004	2003
NOW accounts	$990	1,009	$1,618	2,018
Money market deposit accounts	6,872	6,383	12,064	12,451
Savings accounts	3,593	3,957	6,757	8,084
Time deposits	17,717	17,401	34,563	35,615

Total	$29,172	28,750	$55,002	58,168

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 11: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

	June 30, 2004		December 31, 2003
	Total		Total
(In thousands)	Outstanding	Callable	Outstanding	Callable
Fixed Rate:
0.94% to 6.78% due in 2004	$1,261,589	—	$1,463,099	—
1.48% to 7.04% due in 2005	284,287	45,000	151,972	100,000
2.18% to 6.31% due in 2006	65,210	—	56,935	—
4.09% to 7.45% due in 2007	745,718	200,000	711,941	500,000
4.49% to 5.93% due in 2008	75,786	74,000	28,995	27,000
4.98% to 5.96% due in 2009	138,000	123,000	5,000	5,000
4.95% to 8.44% due in 2010	35,398	35,000	425	—
3.99% to 6.60% due in 2011	41,737	40,000	1,836	—
5.22% to 5.49% due in 2013	49,000	49,000	10,000	10,000
6.00% due in 2015	35	—	—	—
5.66% due in 2017	500	—	—	—
0.00% due in 2022	440	—	—	—
2.51% to 3.75% due in 2023	396	—	264	—

	2,698,096	566,000	2,430,467	642,000
Variable Rate:
5.76% due in 2004	—	—	80,000	—

	2,698,096	566,000	2,510,467	642,000
Unamortized premium on FHLB advances	33,236	—	1,028	—

Total advances, net	$2,731,332	566,000	$2,511,495	642,000

Webster Bank had additional borrowing capacity of approximately $744.4 million from the FHLB at June 30, 2004 and $140.6 million at December 31, 2003. Advances are secured by a blanket security agreement against certain qualifying assets, principally residential mortgage loans. At June 30, 2004 and December 31, 2003, Webster Bank had unencumbered investment securities available to secure additional borrowings. If these securities had been used to secure FHLB advances, borrowing capacity at June 30, 2004 and December 31, 2003 would have been increased by an additional $1.2 billion and $1.8 billion, respectively. At June 30, 2004 Webster Bank was in compliance with the FHLB collateral requirements.

Total callable FHLB advances at June 30, 2004 were $566.0 million, a decline from $642.0 million at December 31, 2003. During the first quarter of 2004, Webster Bank purchased the call option from the FHLB on $400.0 million of advances, restructuring the callable advances into non-callable. As of June 30, 2004, $1.2 billion of fixed rate advances had been converted to floating rate through the use of interest rate swaps. See Note 15 of Notes to Consolidated Interim Financial Statements for further information.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 12: Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

The following table summarizes balances for other borrowings:

	June 30,	December 31,
(In thousands)	2004	2003
Securities sold under agreement to repurchase	$1,149,429	1,378,229
Federal funds purchased	184,575	400,000
Treasury tax and loan	326,044	105,129
Other	10,546	8,780

Total	$1,670,594	1,892,138

The following table sets forth certain information concerning short-term borrowings.

	June 30,	December 31,
(Dollars in thousands)	2004	2003
Repurchase agreements:
Quarter end balance	$517,307	842,491
Quarter average balance	683,147	949,531
Highest month end balance during quarter	722,455	982,368
Weighted-average maturity (in months)	2.3	3.5
Weighted-average interest rate	0.82%	0.95

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 13: Shareholders’ Equity

At June 30, 2004, shareholder’s equity amounted to $1.5 billion, or 8.5% of total assets. At December 31, 2003, shareholder’s equity amounted to $1.2 billion or 7.9% of total assets.

Webster paid a cash dividend of $0.23 per share on common stock during the second quarter of 2004 compared to $0.21 per share in the second quarter of 2003.

Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of Currency of the United States (“OCC”) respectively require Webster and its banking subsidiary to maintain certain ratios, set forth below. At June 30, 2004, Webster and Webster Bank, were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios.

	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2004
Webster Financial Corporation
Total capital (to risk-weighted assets)	$1,363,699	10.9%	$997,154	8.0%	$1,246,442	10.0%
Tier 1 capital (to risk-weighted assets)	1,017,188	8.2	498,577	4.0	747,865	6.0
Tier 1 leverage capital ratio (to average assets)	1,017,188	6.5	627,067	4.0	783,833	5.0
Tangible capital (to average assets)	1,017,188	6.5	313,533	2.0	n/a
Webster Bank, N.A.
Total capital (to risk-weighted assets)	$1,420,443	11.5%	$985,748	8.0%	$1,232,185	10.0%
Tier 1 capital (to risk-weighted assets)	1,073,932	8.7	492,874	4.0	739,311	6.0
Tier 1 leverage capital ratio (to average assets)	1,073,932	6.9	624,779	4.0	780,974	5.0
Tangible capital (to average assets)	1,073,932	6.9	312,390	2.0	n/a
At December 31, 2003
Webster Financial Corporation
Total capital (to risk-weighted assets)	$1,319,087	13.5%	$784,195	8.0%	$980,244	10.0%
Tier 1 capital (to risk-weighted assets)	993,143	10.1	392,098	4.0	588,146	6.0
Tier 1 leverage capital ratio (to adjusted total assets)	993,143	6.9	571,713	4.0	714,641	5.0
Tangible capital (to adjusted total assets)	993,143	6.9	285,857	2.0	n/a
Webster Bank, N.A.
Total capital (to risk-weighted assets)	$1,272,870	13.2%	$773,578	8.0%	$966,973	10.0%
Tier 1 capital (to risk-weighted assets)	954,325	9.9	386,789	4.0	580,184	6.0
Tier 1 leverage capital ratio (to adjusted total assets)	954,325	6.7	566,351	4.0	772,053	5.0
Tangible capital (to adjusted total assets)	954,325	6.7	283,175	2.0	n/a

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 14: Business Segments

Webster has three segments for purposes of reporting business line results. These segments include Retail Banking, Commercial Banking and Wealth and Investment Services. The balance of the activity is reflected in Corporate. The methodologies and organizational hierarchies that define the business segments are periodically reviewed and revised. The second quarter and first six months results for 2003 have been restated, to reflect changes in the methodologies adopted and reflected in the results for the second quarter and first six months, 2004. The following table presents the statement of income and total assets for Webster’s reportable segments.

Three months ended June 30, 2004

			Wealth and
	Retail	Commercial	Investment		Consolidated
(In thousands)	Banking	Banking	Services	Corporate	Total
Net interest income	$77,956	24,317	845	10,349	113,467
Provision for loan losses	2,929	4,769	86	(2,784)	5,000

Net interest income after provision	75,027	19,548	759	13,133	108,467
Noninterest income	35,977	6,720	5,982	8,399	57,078
Noninterest expense	58,714	9,730	7,026	21,709	97,179

Income (loss) before income taxes	52,290	16,538	(285)	(177)	68,366
Income tax expense (benefit)	17,224	5,447	(94)	(54)	22,523

Net income (loss)	$35,066	11,091	(191)	(123)	45,843

Total assets at period end	$8,703,450	3,296,522	128,146	4,897,752	17,025,870

Three months ended June 30, 2003

			Wealth and
	Retail	Commercial	Investment		Consolidated
(In thousands)	Banking	Banking	Services	Corporate	Total
Net interest income	$68,483	20,219	830	11,087	100,619
Provision for loan losses	1,907	4,339	40	(1,286)	5,000

Net interest income after provision	66,576	15,880	790	12,373	95,619
Noninterest income	30,561	11,227	4,632	11,860	58,280
Noninterest expense	52,388	15,259	6,167	19,385	93,199

Income (loss) before income taxes	44,749	11,848	(745)	4,848	60,700
Income tax expense (benefit)	14,812	3,922	(247)	1,603	20,090

Net income (loss)	$29,937	7,926	(498)	3,245	40,610

Total assets at period end	$6,683,067	2,770,242	65,655	4,933,608	14,452,572

Six months ended June 30, 2004

			Wealth and
	Retail	Commercial	Investment		Consolidated
(In thousands)	Banking	Banking	Services	Corporate	Total
Net interest income	$148,713	47,325	1,636	21,599	219,273
Provision for loan losses	5,169	9,152	157	(4,478)	10,000

Net interest income after provision	143,544	38,173	1,479	26,077	209,273
Noninterest income	66,795	17,248	11,164	16,594	111,801
Noninterest expense	109,245	25,326	13,029	41,720	189,320

Income (loss) before income taxes	101,094	30,095	(386)	951	131,754
Income tax expense (benefit)	33,442	9,955	(128)	319	43,588

Net income (loss)	$67,652	20,140	(258)	632	88,166

Total assets at period end	$8,703,450	3,296,522	128,146	4,897,752	17,025,870

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six months ended June 30, 2003

			Wealth and
	Retail	Commercial	Investment		Consolidated
(In thousands)	Banking	Banking	Services	Corporate	Total
Net interest income	$133,241	38,905	1,524	31,625	205,295
Provision for loan losses	3,876	8,417	77	(2,370)	10,000

Net interest income after provision	129,365	30,488	1,447	33,995	195,295
Noninterest income	61,255	22,750	9,348	18,075	111,428
Noninterest expense	103,189	32,331	12,398	38,087	186,005

Income (loss) before income taxes	87,431	20,907	(1,603)	13,983	120,718
Income tax expense (benefit)	29,097	6,958	(533)	4,649	40,171

Net income (loss)	$58,334	13,949	(1,070)	9,334	80,547

Total assets at period end	$6,683,067	2,770,242	65,655	4,933,608	14,452,572

The Retail Banking segment includes insurance services, business and professional banking, consumer lending and deposit generation and direct banking activities, which include the operation of automated teller machines and telebanking customer support and sales. The Retail Banking segment also includes the residential real estate lending, loan servicing and secondary marketing activities. The growth in net interest income compared to a year ago can be attributed to the increases in consumer loans and lower cost deposits. Increase in deposit services fees from the growth in deposits as a result of the acquisition of FIRSTFED in May 2004 and the continued success of the High Performance Checking product have improved the level of noninterest income for 2004.

The Commercial Banking segment includes middle market, specialized, equipment financing, asset-based and commercial real estate lending, deposit and cash management activities and financial advisory services. The results for the first half of 2004 reflect the growth in equipment financing, middle market and commercial real estate loans, which was a primary reason for the 25% increase in net interest income from the 2003 period. Noninterest income declined chiefly due to the sale of Duff & Phelps in March 2004.

Wealth and Investment Services includes Webster Financial Advisors, Webster Investment Services and Fleming, Perry and Cox, which combine to provide comprehensive wealth management services for individuals and institutions. Its primary sources of revenue are fees from trust management activities and investment product sales. Additional fee revenues and expense control improved the results in the 2004 period as compared to the 2003 period.

Corporate includes the Treasury unit, which is responsible for managing the wholesale investment portfolio and funding needs. It also includes expenses not allocated to the business lines, the residual impact of methodology allocations such as the provision for loan losses and funds transfer pricing offsets. The decrease for the current year’s net income was primarily the result of a declining wholesale interest-rate spread. The yield on wholesale assets for the second quarter and first six months of 2004 declined 43 and 63 basis points from the same period a year earlier while wholesale borrowing costs declined only 38 and 36 basis points.

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

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 15: Derivative Financial Instruments

At June 30, 2004, Webster had outstanding interest rate swaps with a notional amount of $1.5 billion. These swaps are hedging FHLB advances, repurchase agreements, senior notes and subordinated debt and qualify for fair value hedge accounting using the short cut method under SFAS No. 133. The swaps are used to transform these liabilities from fixed to floating rate. Of the total, $350 million of the interest rate swaps mature in 2004, $100 million in 2005, $50 million in 2006 $500 million in 2007, $103 million in 2008, $200 million in 2013 and $150 million in 2014 and an equivalent amount of the hedged liabilities mature on these dates.

During the quarter, Webster Bank purchased two $100 million swaptions with the right, but not the obligation, to enter into two $100 million swaps paying 6.15% fixed and receiving one month LIBOR. The swaptions, together with $200 million of LIBOR swaps, establish a fair value hedge with certain callable fixed rate advances.

Webster Bank has outstanding interest swaps with a notional amount of $72.5 million against the cost of brokered deposits. The swaps transform the fixed rate deposits to floating rate and mature $31.5 million in 2006 and $41.0 million in 2008. A fair value hedging relationship has been established between the swaps and certain brokered deposits.

Webster Bank transacts certain derivative products with its customer base. These customer derivatives are offset with matching derivatives with other counterparties. Exposure with respect to these derivatives is largely limited to nonperformance by either of the parties in the transaction – the customer or the other counterparty. The notional amount of customer derivatives and the offsetting counterparty derivatives each totaled $140.2 million at June 30, 2004. The customer derivatives and the offsetting matching derivatives are marked to market and any difference is reflected in noninterest income.

Certain derivative instruments, primarily forward sales of mortgage-backed securities (“MBSs”), are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to the closing and funds disbursement on a single-family residential mortgage loan, an interest-rate locked commitment is generally extended to the borrower. During such time, the Bank is subject to risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, which agree to deliver whole mortgage loans to various investors or issue MBSs, are established. At June 30, 2004, outstanding rate locks totaled approximately $218.7 million and the residential mortgage held for sale portfolio totaled $153.4 million. Forward sales, which include mandatory forward commitments of approximately $143.0 million and best efforts forward commitments of approximately $188.1 million at June 30, 2004, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. Webster Bank will still have certain execution risk, that is, risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell. The derivative activities associated with loans held for sale qualify as a fair value hedge under SFAS No. 133. A highly effective relationship has been established between loans held for sale and certain forward sales commitments.

The interest rate locked loan commitments are recorded at fair value, with changes in fair value recorded in current period earnings. The changes in the fair value of loans held for sale and forward sales commitments are also recorded to current period earnings. The value of the interest rate locked commitments, loans held for sale and forward sales commitments will be adjusted monthly based upon market interest rates and the level of locked loan commitments and unallocated forward sales commitments. Generally, the value of the locked loan commitment will increase in a falling rate environment and decrease in a rising interest rate environment. The opposite is true for the forward loan sale commitment. The goal is to offset the change in the market value of the locked loan commitments with the change in the market value of the forward loan sales commitments.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 16: Pension and Other Benefits

The following table provides information regarding net benefit costs for the periods shown.

	Pension Benefits		Other Benefits
Three months ended June 30,	2004	2003	2004	2003
Service cost	$2,074	1,696	—	—
Interest cost	1,187	946	75	74
Expected return on plan assets	(1,235)	(857)	—	—
Transition obligation	(2)	(2)	—	—
109 Amortization of prior service cost	72	17	16	16
Amortization of the net loss	257	293	9	—

Net periodic benefit cost	$2,353	2,093	100	90

	Pension Benefits		Other Benefits
Six months ended June 30,	2004	2003	2004	2003
Service cost	$4,452	3,389	—	—
Interest cost	2,380	1,892	150	191
Expected return on plan assets	(2,482)	(1,714)	—	—
Transition obligation	(5)	(4)	—	—
109 Amortization of prior service cost	150	33	32	31
Amortization of the net loss	510	697	20	—

Net periodic benefit cost	$5,005	4,293	202	222

Webster plans to contribute at least an amount equal to the greater of the contribution required to meet the minimum funding standards under Internal Revenue Code Section 412 (estimated at $0 for 2004), or the amount necessary to avoid an additional minimum liability as defined in SFAS No. 87 and No. 132. Additional contributions will be made as deemed appropriate by management in conjunction with the plans actuaries. For 2004, the preliminary estimated contribution ranges from $10.0 million to $15.0 million. As of June 30, 2004, no contribution has been made.

Employees may vote their shares of Webster common stock held in the Company’s sponsored investment plans.

NOTE 17: Subsequent Events

On July 19, 2004, Webster announced a definitive agreement to acquire First City Bank in a combination cash and stock transaction. The transaction is valued at approximately $33 million, or $27 per common share of First City Bank stock, payable 60% in Webster stock and 40% in cash. First City Bank was founded in 1989 and has assets of approximately $185 million. It is headquartered in New Britain, Connecticut, with three additional branches in Berlin, Plainville and Newington. The transaction is subject to approval by the regulatory authorities and the First City Bank’s shareholders. The transaction is expected to close in the fourth quarter of 2004.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 18: Recent Accounting Pronouncements

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”), which provides guidance about the measurement of loan commitments required to be accounted for as derivative instruments and recognized at fair value under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after June 30, 2004. Webster’s current policies are consistent with the guidance issued in SAB 105.

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

Description of Business

Webster Financial Corporation (“Webster” or the “Company”), through its subsidiaries, Webster Bank, National Association (“Webster Bank”), Webster Insurance, Inc. (“Webster Insurance”) and Fleming, Perry & Cox (“Fleming”), delivers financial services to individuals, families and businesses primarily in Connecticut and equipment financing, asset-based lending and mortgage originations to public and private companies throughout the United States. Webster Bank provides business and consumer banking, mortgage origination and lending, trust and investment services through 147 banking and other offices, 268 ATM’s and its Internet website (www.websteronline.com). Founded in 1935 Webster Bank converted from a federal mutual to a federal stock institution in 1986. On April 21, 2004, Webster Bank completed its conversion from a federal savings bank to a national bank, regulated by the Office of the Comptroller of the Currency. At that time, Webster became a bank holding company, regulated by the Board of Governors of the Federal Reserve System. At June 30, 2004, Webster Bank as a national bank is subject to capital requirements similar to those applicable at March 31, 2004, when it operated under a federal savings bank charter. As a bank holding company, Webster is subject to capital requirements at June 30, 2004. Webster as of the close of business on May 14, 2004, acquired FIRSTFED America Bancorp, Inc., (“FIRSTFED”), the holding company of First Federal Savings Bank of America, (“First Federal”). Webster’s common stock is traded on the New York Stock Exchange under the symbol of “WBS”. Webster’s financial reports can be accessed through its website within 24 hours of filing with the SEC.

RESULTS OF OPERATIONS

Summary

Webster reported net income of $45.8 million in the second quarter, compared to $40.6 million in the year-ago period, an increase of 13 percent. Net income per diluted share was $.91 in the second quarter, compared to $.88 in the year-ago period, an increase of 3 percent.

For the first six months of 2004, net income was $88.2 million compared to $80.5 million in the year-ago period, an increase of 9 percent. Net income per diluted share was $1.81 compared to $1.74 in the year-ago period, an increase of 4 percent.

Increased net income was partially driven by the second quarter acquisition of FIRSTFED. FIRSTFED had assets of $2.7 billion, including loans of $1.5 billion and deposits of $1.5 billion with 26 branches and 37 ATM’s. The second quarter results also reflect the sale and deleveraging of $750 million of FIRSTFED’s investment portfolio.

Webster Financial Corporation and Subsidiaries

The increase in net income for the current quarter and six months was driven by a growth in total revenues partially offset by higher operating expenses. Total revenue, consisting of net interest income and total noninterest income, rose approximately 7.3% in the quarter and 4.5% for the six months as compared to a year ago. Impacting these periods was the implementation on December 31, 2003 of Financial Accounting Standards Board Interpretation No. 46 (revised) (“FIN 46R”), which required the reclassification of capital trust securities expense for the second quarter and first six months of 2004 from noninterest expense to interest expense. Adjusting the prior periods for this effect, total revenues would have grown $14.4 million, or 9.2%, for the quarter and $20.0 million, or 6.4%, for the first six months. This growth was primarily the result of an increase in loans funded by a growth in retail deposits.

Selected financial highlights for the three and six months ended June 30, 2004 and 2003 are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2004	2003	2004	2003
Earnings
Net income	$45,843	40,610	$88,166	80,547
Net income per diluted common share	0.91	0.88	1.81	1.74
Dividends declared per common share	0.23	0.21	0.44	0.40
Book value per common share	27.37	24.09	27.37	24.09
Tangible book value per common share	15.02	17.59	15.02	17.59
Basic shares (average)	49,699	45,446	47,922	45,453
Diluted shares (average)	50,475	46,242	48,767	46,217

Selected Ratios
Return on average assets	1.12%	1.15	1.14%	1.16
Return on average shareholders’ equity	13.86	15.01	14.06	15.10
Net interest margin	3.02	3.10	3.05	3.20
Efficiency Ratio(a)	56.98	58.65	57.18	58.73

Footnote:

(a)	Noninterest expense as a percentage of net interest income plus noninterest income

Webster Financial Corporation and Subsidiaries

A Comparison of the Three and Six Month Periods Ended June 30, 2004 and 2003.

Net income for the three and six months ended June 30, 2004, was $45.8 million, or $0.91 per diluted share and $88.2 million or $1.81 per diluted share respectively, compared to $40.6 million, or $.88 per diluted share and $80.5 million or $1.74 per diluted share for the same periods a year earlier.

Net Interest Income

Net interest income was $113.5 million in the second quarter and $219.3 million for the six months, compared to $100.6 million and $205.3 million for the same periods a year ago. Excluding the effect of FIN 46R, net interest income would have grown by $15.6 million or 15.9% for the quarter and $19.6 million or 9.8% from a year ago. These increases were primarily driven by the volume increase in loans, which was partially offset by the lower interest rate environment. Lower rates impacted the yields earned on earning assets as well as the rates paid on deposits and borrowings.

Webster anticipates that with the recent action by the Board of Governors of the Federal Reserve to increase interest rates the decline in net interest margin will begin to rise in the latter half of 2004. Cash flows from the securities portfolio continues to be redeployed into investments with shorter maturities, at significantly reduced yields, in anticipation of rising interest rates.

Interest Income

Total interest income on a fully tax-equivalent basis for the second quarter of 2004 increased $12.5 million, or 7.6%, and for the six months increased $7.6 million or 2.3% from the prior year. These increases are primarily due to an increase in the volume of earning assets, partially offset by a decrease in the yield on earning assets. Declines in yield occurred in both the loan and loans held for sale portfolios, where yields dropped compared to the year-ago period. The declines were a result of a lower interest rate environment during 2004 as compared to 2003, that caused an accelerated level of prepayments on fixed rate loans that were replaced with loans at significantly lower yields, such as residential mortgages and floating rate loans. Declines also occurred in the securities portfolio. The investment portfolio was also impacted by the low interest rate environment as mortgage related securities prepaid and premium amortization was accelerated as existing investment lives were shortened and proceeds were reinvested at significantly lower yields. The impact on interest income of lower yields on interest-earning assets was fully offset by an increase in the volume of average earnings assets of approximately $2.0 billion for the quarter and $1.5 billion for the first six months. Substantially all of this volume growth occurred in the loan portfolios.

Interest Expense

Total interest expense for the second quarter of 2004 decreased $1.2 million, or 1.9%, from the prior year and for the six month’s declined $7.5 million or 5.8%. These decreases were primarily due to a decline in the overall cost of interest-bearing liabilities. The cost of deposits and borrowings declined. The low interest rate environment was the primary factor for this decline as existing and new deposits were repriced at lower yields. Partially offsetting the favorable impact of lower interest rates was the increased expense resulting from growth in volume of deposits and borrowings. Also contributing to the increases was the FIN 46R reclassification of capital trust securities expense in the first quarter of 2004 to interest expense.

Webster Financial Corporation and Subsidiaries

The following table shows the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned or paid by Webster.

	Three months ended June 30,
	2004			2003
			Fully Tax-			Fully Tax-
	Average		Equivalent	Average		Equivalent
(In thousands)	Balance	Interest (a)	Yield/Rate	Balance	Interest (a)	Yield
Assets
Interest-earning assets:
Loans	$10,440,916	129,084	4.93%	$8,629,616	114,734	5.30%
Securities	4,485,738	46,277	4.11 (b)	4,146,519	46,086	4.54 (b)
Loans held for sale	169,092	2,139	5.06	322,371	4,231	5.25
Short-term investments	29,891	84	1.11	23,724	56	0.93

Total interest-earning assets	15,125,637	177,584	4.68	13,122,230	165,107	5.06

Noninterest-earning assets	1,219,002			949,376

Total assets	$16,344,639			$14,071,606

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$1,205,224	—	—%	$989,619	—	—%
Savings, Now & money market deposits	5,282,018	11,456	0.87	4,276,209	11,348	1.06
Time deposits	3,056,167	17,716	2.33	2,649,670	17,402	2.63

Total interest-bearing deposits	9,543,409	29,172	1.23	7,915,498	28,750	1.46

Federal Home Loan Bank advances	2,827,253	19,905	2.79	2,386,590	23,286	3.86
Fed funds and repurchase agreements	1,860,747	4,888	1.04	2,153,916	6,783	1.25
Other long-term debt	671,223	8,953	5.34	326,000	5,299	6.50

Total borrowings	5,359,223	33,746	2.50	4,866,506	35,368	2.88

Total interest-bearing liabilities	14,902,632	62,918	1.69	12,782,004	64,118	2.00

Noninterest-bearing liabilities	109,360			83,574

Total liabilities	15,011,992			12,865,578
Capital securities and preferred stock of subsidiary corporation	9,577			123,475
Shareholders’ equity	1,323,070			1,082,553

Total liabilities and shareholders’ equity	$16,344,639			$14,071,606

Fully tax-equivalent net interest income		114,666			100,989
Less: tax equivalent adjustments		(1,199)			(370)

Net interest income		113,467			100,619

Interest-rate spread			2.99%			3.06%

Net interest margin			3.02%			3.10%

(a)	On a fully tax-equivalent basis.

(b)	For purposes of this computation, unrealized (losses) gains of ($21.1) million and $90.0 million for 2004 and 2003, respectively, are excluded from the average balance for rate calculations.

Webster Financial Corporation and Subsidiaries

	Six months ended June 30,
	2004			2003
			Fully Tax-			Fully Tax-
	Average		Equivalent	Average		Equivalent
(In thousands)	Balance	Interest (a)	Yield/Rate	Balance	Interest (a)	Yield
Assets
Interest-earning assets:
Loans	$9,904,542	247,675	4.99%	$8,428,441	227,944	5.41%
Securities	4,408,620	91,438	4.16 (b)	4,177,334	98,113	4.80 (b)
Loans held for sale	127,184	3,209	5.05	324,980	8,723	5.37
Short-term investments	32,825	150	0.90	25,483	118	0.92

Total interest-earning assets	14,473,171	342,472	4.73	12,956,238	334,898	5.20

Noninterest-earning assets	1,054,197			942,439

Total assets	$15,527,368			$13,898,677

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$1,132,037	—	—%	$970,530	—	—%
Savings, Now & money market deposits	4,910,528	20,440	0.84	4,130,329	22,552	1.10
Time deposits	2,922,958	34,562	2.38	2,656,542	35,616	2.70

Total interest-bearing deposits	8,965,523	55,002	1.23	7,757,401	58,168	1.51

Federal Home Loan Bank advances	2,628,041	38,909	2.93	2,483,365	47,077	3.77
Fed funds and repurchase agreements	1,977,133	10,319	1.03	2,077,451	13,035	1.25
Other long-term debt	601,991	17,151	5.70	311,635	10,609	6.81

Total borrowings	5,207,165	66,379	2.53	4,872,451	70,721	2.89

Total interest-bearing liabilities	14,172,688	121,381	1.71	12,629,852	128,889	2.04

Noninterest-bearing liabilities	90,883			75,137

Total liabilities	14,263,571			12,704,989
Capital securities and preferred stock of subsidiary corporation	9,577			127,133
Shareholders’ equity	1,254,220			1,066,555

Total liabilities and shareholders’ equity	$15,527,368			$13,898,677

Fully tax-equivalent net interest income		221,091			206,009
Less: tax equivalent adjustments		(1,818)			(714)

Net interest income		219,273			205,295

Interest-rate spread			3.02%			3.16%

Net interest margin			3.05%			3.20%

(a)	On a fully tax-equivalent basis.

(b)	For purposes of this computation, unrealized gains of $14.3 million and $88.3 million for 2004 and 2003, respectively, are excluded from the average balance for rate calculations.

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

	Three months ended June 30			Six months ended June 30,
	2004 v. 2003			2004 v. 2003
	Increase (decrease) due to			Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$(8,399)	22,749	14,350	$(18,466)	38,197	19,731
Loans held for sale	(148)	(1,944)	(2,092)	(492)	(5,022)	(5,514)
Securities and short-term investments	(4,056)	4,275	219	(12,606)	5,963	(6,643)

Total interest income	(12,603)	25,080	12,477	(31,564)	39,138	7,574

Interest on interest-bearing liabilities:
Deposits	(4,971)	5,393	422	(11,636)	8,470	(3,166)
Borrowings	(4,932)	3,310	(1,622)	(9,034)	4,692	(4,342)

Total interest expense	(9,903)	8,703	(1,200)	(20,670)	13,162	(7,508)

Net change in fully taxable-equivalent net interest income	$(2,700)	16,377	13,677	$(10,894)	25,976	15,082

Provision for Loan Losses

The provision for loan losses was $5.0 million for the quarter and $10.0 million for the first six months, the same amounts as provided in the three and six months a year ago. Management performs a quarterly review of the loan portfolio and based on this review determines the level of provision necessary to maintain an adequate loan loss allowance. Several factors influence the amount of the provision, primarily growth in the loan portfolio, net charge-offs, the risk of loss on nonperforming and classified loans, and the level of economic activity. Net charge-offs in the second quarter and first six months of 2004 were $2.2 million and $5.2 million, compared to $4.4 million and $7.7 million for the same periods a year earlier. The annualized net charge-off ratio for the current quarter and six months was 0.08% and 0.11% of total average loans, down from 0.20% and 0.18% a year earlier. At June 30, 2004 and December 31, 2003, the allowance for loan losses totaled $146.5 million and $121.7 million, or 1.30% and 1.32% of total loans, and represented 332% and 323% of nonperforming loans, respectively. The offsetting effects of lower net charge-offs and higher loan volumes resulted in no change to the loan loss provision.

For further information see the “Loan Portfolio Review and Allowance for Loan Loss Methodology”, included in the “Financial Condition – Asset Quality” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 38 through 42 of this report.

Noninterest Income

Noninterest income for the three months ended June 30, 2004 decreased $1.2 million from the same period a year earlier. Strong growth in core fee categories of deposits, insurance, loans and wealth and investment services were offset by a $5.2 million decrease in financial advisory services due to the sale of Duff & Phelps during the first quarter. The acquisition of FIRSTFED during the second quarter contributed to fee income and overall noninterest income for the current period. Total noninterest income before gains on sale of securities increased $1.8 million or 3.7% from the same period a year earlier. Increased deposit fees were primarily due to a higher volume of deposits and increased levels of insufficient funds and ATM fees. Loan fees increased primarily due to lower mortgage servicing rights amortization, increased lease financing fee income and reduced deferred FAS91 fees due to a lower origination volume. There was a

Webster Financial Corporation and Subsidiaries

recovery of $201,000 in mortgage servicing rights in the three months ended June 30, 2004, compared to writedowns of $1.8 million for the same period a year earlier.

Noninterest income for the six months ended June 30, 2004 increased $373,000 from the same period a year earlier. Higher levels of fees from deposits, loans, insurance and wealth and investment services more than offset lower income from financial advisory services, loan sale gains and other income. The decrease in financial advisory services revenue of $6.9 million resulted from the sale of Duff & Phelps during the first quarter of 2004, as previously discussed. The acquisition of FIRSTFED during the second quarter contributed to fee income and overall noninterest income for the six month period. Increased deposit fees were primarily due to a higher volume of deposits, increased levels of insufficient funds charges and ATM fees that were partially offset by lower cash management and service fees on deposit accounts. Loan fees increased primarily due to lower mortgage servicing rights amortization, increased income from lease financing, prepayment penalties, line usage fee income and reduced deferred FAS91 fees due to a lower origination volume. Writedowns of mortgage servicing rights in the six months ended June 30, 2004 totaled $165,000 compared to $2.6 million for the same period a year earlier.

Noninterest Expenses

Total noninterest expenses for the three and six months ended June 30, 2004 were $97.2 million and $189.3 million, respectively, an increase from $93.2 million and $186.0 million recorded in the same periods a year ago. Adjusting for the effect of FIN 46R, expenses grew by $6.9 million, or 7.4%, for the second quarter and $9.0 million, or 5.0%, for the first six months. These increases reflect the investment in personnel, technology and infrastructure to meet our strategic plan for growth. The acquisition of FIRSTFED and the opening of de novo branches also added to the increase expense in the quarter. Webster’s voluntary turnover rate for 2003 was 12.8%.

Income Taxes

Income tax expenses for the three and six months ended June 30, 2004 are higher than the prior year periods primarily due to a higher level of income before taxes, partially offset by a lower effective tax rate. The effective tax rates for the three and six months ended June 30, 2004 and 2003 were approximately 32.9% and 33.1%, respectively, compared with 33.1% and 33.3%, respectively, in the prior year.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 of the 2003 Annual Report on Form 10-K. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan losses, valuation of goodwill intangible assets, deferred incentives and pension and post retirement benefits as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis and the December 31, 2003 Management’s Discussion and Analysis filed in the Annual Report on Form 10-K.

Financial Condition

Total assets increased by $2.5 billion, or 16.9%, during the first six months, reaching $17.0 billion as of June 30, 2004. The acquisition of FIRSTFED during the second quarter had a significant impact on the change in the balance sheet for the six month period. Total loans increased $2.1 billion with all loan categories showing significant growth over the prior year. The FIRSTFED acquisition contributed approximately $1.5 billion of loans. As part of the acquisition approximately $750 million of the FIRSTFED securities portfolio was sold with the proceeds used to reduce short-term borrowings.

Webster Financial Corporation and Subsidiaries

Total liabilities rose $2.2 billion, or 16.1%, over the year ago period. The increase is primarily due to deposit growth of $2.0 billion, or 23.9%, and a higher level of total borrowings of $161.0 million. The growth in total deposits is the result of increases in demand deposits of 25.0%, NOW accounts of 35.3%, savings accounts of 22.0%, money market deposit accounts of 27.4 % and certificates of deposit of 18.5%. The FIRSTFED acquisition contributed approximately $1.5 billion of total deposits. The increase in borrowings reflects a debt offering of $150.0 million of senior notes during the second quarter. The notes have an interest rate of 5.125% and mature on April 15, 2014. The proceeds of the note offering were partially used to fund the cash portion of the FIRSTFED acquisition purchase price.

The net increase in total equity of $298.0 million primarily reflects the value of Webster stock issued for the purchase of FIRSTFED that totaled $272.8 million and net income of $88.2 million. These were partially offset by an unfavorable change in net unrealized losses on available for sale securities of $48.9 million and $20.0 million in common stock dividend payments.

Loan Portfolio

Webster originates various types of commercial, commercial real estate, consumer and residential loans. At June 30, 2004 and December 31, 2003, total loans were $11.3 billion and $9.2 billion, respectively. Some of the loan products would include commercial and residential permanent and construction mortgage loans, commercial and industrial loans including asset-based loans, equipment financing loans and secured and unsecured loans to middle market and small business customers and consumer loans including home equity lines of credit and home equity loans. At June 30, 2004 and December 31, 2003, commercial loans (including commercial real estate) represented 36% and 37% of Webster’s loan portfolio and residential loans represented 42% and 41%, respectively. The remaining portion of the loan portfolios consisted of consumer loans. Refer to Webster’s 2003 Annual Report on Form 10-K, pages 4 through 10, for a more complete description of the Webster’s lending activities and credit administration policies and procedures. A majority of the increase in the loan portfolio is a result of the acquisition of FIRSTFED that had $1.5 billion of loans.

Commercial Lending

The following is a discussion of the activities by each of Webster’s commercial lending divisions.

Middle Market

The Middle Market Division provides a full array of financial services to a diversified group of companies, primarily privately held and located in Connecticut, with annual revenues greater than $10 million. At June 30, 2004 and December 31, 2003, Middle Market loans, including commercial and owner-occupied commercial real estate, totaled $978.7 million and $701.1 million, respectively, an increase of 40%. Originations for the second quarter and six months of 2004 totaled $68.5 million and $115.7 million as compared to $63.2 million and $128.3 million for the same periods in 2003. The FIRSTFED acquisition contributed approximately $188.0 million while the balance of the increase resulted from a combination of increased lending activity with existing customers and newly developed relationships.

Asset-Based Lending

Effective January 2004, Whitehall Business Credit Corporation, Webster Bank’s asset-based lending subsidiary, changed its name to Webster Business Credit Corporation (“WBCC”). Asset-based loans are generally secured by accounts receivable and inventory of the borrower and, in some cases, also include additional collateral such as property and equipment. At June 30, 2004, total asset-based loans were $565.3 million, an increase of 7.3% over the $526.9 million at December 31, 2003. WBCC directly originates loans for its portfolio and sells participations to other financial institutions. In addition, it participates in loans originated by other banks and financial institutions. In its direct originations, it generally establishes depository relationships with the borrower through cash management accounts. At June 30, 2004 and December 31, 2003, the total of these deposits was $24.4 million and $26.4 million, respectively. During the second quarter and first six months of 2004, WBCC funded $34.6 million and $71.6 million, respectively, with new commitments of $105.4 million and $226.5 million compared to funding of $92.9 million and $133.0 million with new commitments of $136.8 million and $228.2 million for the same periods in 2003.

Webster Financial Corporation and Subsidiaries

Specialized Lending

At June 30, 2004 and December 31, 2003, the Specialized Lending Division administered $168.3 million and $173.3 million of funded loans against commitments of $298.9 million and $323.9 million, respectively. Additionally, the portfolio contained $82.8 million and $84.6 million of funded Collateralized Loan Obligations against commitments of $91.7 million each at June 30, 2004 and December 31, 2003. All of these loans carry an investment grade rating by at least one of the independent rating agencies.

Business and Professional Banking

The Business and Professional Banking Division, previously Small Business Banking, provides a full array of commercial loan and deposit products to small businesses located throughout Connecticut, Southeastern Massachusetts Rhode Island and the Westchester County, New York marketplace. The target market reaches businesses with annual revenue of up to $10 million – providing commercial loan products with relationship credit exposures of generally up to $2 million, and the breadth of Webster’s business deposit products.

Through a dedicated group of business bankers as well as through the branch network, the Division provides a full range of financial products and services to its existing customer base as well as potential new customers. The Business and Professional Division also plays a major role in supporting the Community Reinvestment Act goals by providing credit facilities to a wide range of small businesses, including many local not-for-profit organizations. A Fair Isaac-based credit scoring model is utilized, in whole or in part, in loan approvals of up to $250,000, and offers a $100,000 same-day decisioned unsecured line of credit product. It also offers Small Business Administration (“SBA”) guaranteed loans under its Preferred Lender Program status in Connecticut. Application has been made to the SBA for Preferred Lender Program status in the states of Massachusetts and Rhode Island in support of the former FIRSTFED efforts in SBA lending. As of June 30, 2004 (the third quarter for the SBA), Webster Bank ranked third in Connecticut among SBA lenders with 63 loans totaling $9.9 million.

The Business and Professional Banking Division administered a portfolio of approximately $650.1 million at June 30, 2004, a 7.0% increase from $382.9 million at December 31, 2003. Included in the portfolio is $312.5 million of loans secured by commercial real estate. Originations totaled $54.0 million for the second quarter and $108.2 million for six months an 11.2% increase compared to the same periods in 2003. Webster Bank is a leader among Connecticut-based banks for providing loans of $1 million and under to small businesses in the state.

An objective of this Division’s strategic plan is to also focus on deposit growth as part of the overall customer relationship. The Bank has developed a variety of innovative small business deposit products and marketing programs that are designed to meet depositors’ needs and attract both short and long-term deposits. At June 30, 2004, small business deposit balances totaled $1.1 million, up from $901,000 the same period a year earlier, an increase of 18.8%.

Equipment Financing

Center Capital Corporation (“Center Capital”), Webster Bank’s nationwide equipment financing subsidiary, transacts loan business with end-users of equipment, either by soliciting this business on a direct basis or through referrals from various manufacturers, dealers and distributors with whom they have business relationships. The portfolio totaled $551.6 million at June 30, 2004, compared with $506.3 million at December 31, 2003, an increase of 8.9%. Center Capital originated $79.8 million and $146.2 million in loans during the second quarter and first six months of 2004, compared to $68.8 million and $124.6 million during the same periods a year ago.

Webster Financial Corporation and Subsidiaries

Insurance Premium Financing

On January 24, 2003, Webster acquired Budget Installment Corp. (“BIC”), an insurance premium financing company based in Rockville Centre, New York, which finances commercial property and casualty premiums for businesses that pay their insurance premiums on an installment basis. The majority of its borrowers are located in the Long Island, New York City and Northern New Jersey areas. At June 30, 2004, total loans outstanding were $75.6 million compared to $61.4 million at December 31, 2003, an increase of 23%. Loans originated in the second quarter and first six months of 2004, totaled $52.8 million and $99.9 million compared to $35.7 million and $56.8 million for the same periods in 2003.

Commercial Real Estate Lending

Webster provides financing for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan and the income which is produced from the property and its tenants is the primary repayment source. It also makes acquisition, development and construction loans to residential builders. At June 30, 2004 and December 31, 2003, commercial real estate loans totaled $1.6 billion and $1.3 billion, respectively. Included in these loans are owner-occupied loans originated by the Middle Market and Business and Professional Banking divisions of $598.7 million and $395.6 million at June 30, 2004 and December 31, 2003, respectively.

Cultivating relationships with high quality local, regional and national developers, both directly and through loan participations with selected banks outside its primary market, has been the unit’s goal as it seeks to maintain a core group of borrowers for repeat business, for cross selling opportunities, and to diversify its portfolio by geographic location. During the second quarter and first six months of 2004, it originated $134.7 million and $225.1 million of commercial real estate loans, an increase of $54.1 million, or 32%, from the six month period a year earlier.

Consumer Lending

At June 30, 2004 and December 31, 2003, consumer loans totaled $2.5 billion and $2.1 billion, respectively. Consumer loans outstanding increased significantly in 2003 and, at December 31, 2003 represented 23.6% of the total loan portfolio. This growth in balances continued during the first six months of 2004, as loans grew $384.1 million, or 18%, to $2.5 billion. The growth occurred in home equity loans and is attributable to the lower interest rate environment and the expansion of lending into states contiguous to Connecticut. Originations during the second quarter and six months of 2004 totaled $301.7 million and $490.5 million compared to $347.9 million and $676.8 million for the same periods a year earlier.

Residential Mortgage Loans and Mortgage Banking Activity

Webster is dedicated to providing a full complement of residential mortgage loan products that meet the financial needs of its customers. For the three and six months ending June 30, 2004 and 2003, originated residential mortgage loans totaled $598.5 million and $1.0 billion compared to $1.2 billion and $2.1 billion for the same period in 2003. As interest rates rose during the end of 2003, originations volume slowed. During the first quarter of 2004, interest rates fell and application activity increased from the previous quarter, which has positively impacted the second quarter volume. Webster’s channels for the origination of these loans include its network of branches, referrals, loan officers and call center, as well as its National Wholesale Lending Group through third party licensed mortgage brokers in targeted areas of the United States. A majority of this originated loan volume, including servicing, is sold in the secondary market. Webster sells these residential mortgage loans in a manner consistent with its asset/liability management objectives. At June 30, 2004 and December 31, 2003, there were $153.4 million and $89.8 million, respectively, of residential mortgage loans held for sale. See Notes 5 and 6 of Notes to Consolidated Interim Financial Statements within this report for further information.

The residential mortgage loan portfolio totaled $4.7 billion and $3.7 billion at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, approximately $1.1 billion, or 25%, of the total residential mortgage loan portfolio were adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. Adjustable rate loans originated during 2004 and 2003, when fully-indexed, will be 2.75% above the constant maturity one-year U.S. Treasury yield index. At June 30, 2004, approximately $3.6 billion, or 75% of the total residential mortgage loan portfolio, was fixed rate.

Webster Financial Corporation and Subsidiaries

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

The adequacy of the allowance is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Connecticut and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for loan losses is adequate at June 30, 2004, actual results in future periods may prove different and these differences could be significant. Management considers the adequacy of the allowance for loan losses to be a critical accounting policy.

See the Allowance for Loan Losses Methodology section within Management’s Discussion and Analysis on pages 35 through 36 of Webster’s 2003 Annual Report on Form 10-K for additional information.

Nonperforming Assets

The amount of nonperforming assets increased to $47.7 million, or 0.28% of total assets, at June 30, 2004 from $42.9 million, or 0.29% of total assets, at December 31, 2003 and decreased from $57.0 million, or 0.39% of total assets, at June 30, 2003. During 2004, total nonperforming assets increased $4.8 million. Total nonperforming loans increased $7.6 million during the second quarter, primarily due to an increase of $8.2 million in commercial real estate loans and a decrease in commercial loans of $1.5 million. This increase is principally the result of the FIRSTFED acquisition. The decline in nonperforming assets at June 30, 2004 from a year earlier occurred primarily in the commercial lending area, partially offset by a higher level of commercial real estate loans.

Webster Financial Corporation and Subsidiaries

The following table details Webster’s nonperforming assets:

	June 30,	December 31,	June 30,
(In thousands)	2004	2003	2003
Loans accounted for on a nonaccrual basis:
Commercial:
Commercial banking	$14,682	13,772	26,551
Specialized lending	—	6,427	3,399
Equipment financing	5,021	5,583	8,697

Total commercial	19,703	25,782	38,647
Commercial real estate	13,757	3,325	4,920
Residential	8,599	6,128	6,596
Consumer	826	959	767

Total nonaccruing loans	42,885	36,194	50,930

Loans past due 90 days or more and accruing:
Commercial	1,213	494	1,355
Commercial real estate	—	956	—

Total loans past due 90 days or more and accruing	1,213	1,450	1,355
Foreclosed Properties:
Residential and consumer	368	942	529
Commercial	3,192	4,296	4,224

Total foreclosed properties	3,560	5,238	4,753

Total nonperforming assets	$47,658	42,882	57,038

The allowance for loan losses at June 30, 2004 was $146.5 million and represented 332% of nonperforming loans and 1.30% of total loans. This compares with an allowance of $121.7 million that represented 323% of nonperforming loans and 1.32% of total loans at December 31, 2003. The allowance was $119.2 million or 228% of nonperforming loans and 1.37% of total loans at June 30, 2003. For additional information on the allowance, see Note 7 of Notes to Consolidated Interim Financial Statements elsewhere in this report.

Webster Financial Corporation and Subsidiaries

Other Past Due Loans

The following table sets forth information as to loans past due 30–89 days.

	June 30, 2004		December 31, 2003		June 30, 2003
	Principal	Percent of loans	Principal	Percent of loans	Principal	Percent of loans
(Dollars in thousands)	Balances	outstanding	Balances	outstanding	Balances	outstanding
Past due 30–89 days:
Residential	$13,405	0.12%	$9,443	0.10%	$12,409	0.14%
Commercial	22,161	0.19	6,285	0.07	8,899	0.10
Commercial real estate	4,010	0.04	14,419	0.16	10,667	0.12
Consumer	3,004	0.03	2,403	0.02	4,080	0.05

Total	$42,580	0.38%	$32,550	0.35%	$36,055	0.41%

The overall increase in loans past due 30-89 days of $10.0 million at June 30, 2004 from December 31, 2003 is primarily due to increases of $4.0 million in residential and $15.9 million commercial loans, partially offset by reduced commercial real estate loans. The increase in commercial loans was the result of two loans totaling $12.5 million, which became past due during the quarter.

Troubled Debt Restructurings

At June 30, 2004 and December 31, 2003, total accruing troubled debt restructurings were $236,000 and $731,000, respectively. This compares to $590,000 at June 30, 2003. These loans are performing in accordance with terms of restructuring. A troubled debt restructuring occurs when, for economic or legal reasons related to debtor’s financial difficulties, a financial institution grants a concession to the debtor that it would not otherwise consider. Interest income recognized for total restructured loans for the three and six months ended June 30, 2004 under the restructured terms totaled $3,000 and $7,000 as compared to $4,000 and $8,000 that would have been booked under their original terms. At June 30, 2004, the $236,000 of debt restructurings were performing in accordance with their restructured terms and are not included in nonperforming loans.

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

The following table summarizes classified loans, including nonperforming loans.

			Commercial
			Commercial
(In thousands)	Total	Residential	Banking*	Specialized	CRE**	Consumer
June 30, 2004
Substandard:
Accruing	$90,421	514	87,349	568	1,990	—
Nonaccruing	39,600	8,578	25,294	—	5,007	721

Total substandard	130,021	9,092	112,643	568	6,997	721
Doubtful:
Nonaccruing	3,286	21	3,160	—	—	105
Loss	—	—	—	—	—	—

Total classified loans	$133,307	9,113	115,803	568	6,997	826

Classified as a percent of loans	1.2%	0.2	4.1	0.2	0.7	—

December 31, 2003
Substandard:
Accruing	$72,638	999	63,408	8,231	—	—
Nonaccruing	29,403	6,097	17,413	5,067	—	826

Total substandard	102,041	7,096	80,821	13,298	—	826
Doubtful:
Nonaccruing	6,791	31	5,267	1,359	—	134
Loss	—	—	—	—	—	—

Total classified loans	$108,832	7,127	86,088	14,657	—	960

Classified as a percent of loans	1.2%	0.2	4.0	5.7	—	—

June 30, 2003
Substandard:
Accruing	$62,064	1,085	39,148	21,746	—	85
Nonaccruing	44,313	6,573	37,117	—	—	623

Total substandard	106,377	7,658	76,265	21,746	—	708
Doubtful:
Nonaccruing	6,617	23	3,051	3,399	—	144
Loss	—	—	—	—	—	—

Total classified loans	$112,994	7,681	79,316	25,145	—	852

Classified as a percent of loans	1.3%	0.2	3.9	7.4	—	0.1

* Includes Middle Market, Small Business Banking, Asset-Based Lending and Equipment Financing.

** Does not include CRE loans administered by Middle Market and Small Business Banking, which are included in Commercial Banking.

Webster Financial Corporation and Subsidiaries

Webster believes that early identification and management of problem loans serves to minimize future losses, therefore it employs a rigorous portfolio review and management process, which identifies deteriorating credit risk and proactively manages problem loans. At June 30, 2004 and December 31, 2003, classified loans, including nonperforming loans, totaled $133.3 million and $108.8 million, respectively. Total classified loans as a percentage of total loans were the same for June 30, 2004 and December 31, 2003 at 1.2%. The increase in substandard accruing commercial classified loans for the current period is primarily due to three loans totaling approximately $10.1 million. Classified loans at June 30, 2004 increased from a year earlier by $20.3 million, due to an increase in commercial loans.

The total of nonperforming loans included in classified loans at June 30, 2004 was $42.9 million, up $6.7 million from year end and down $8.0 million from June 30, 2003. The remaining classified loans of $90.4 million at June 30, 2004, continued to perform in accordance with their contractual terms and accrue interest. Due to their classification as substandard, these currently performing loans are considered by management to be potential problem loans, and may in the future become nonperforming loans.

Securities Portfolio

Webster maintains an investment portfolio that is primarily structured to provide a source of liquidity for its operating needs, to generate interest income and provide a means to balance interest rate sensitivity. At June 30, 2004 and the investment portfolio totaled $4.1 billion, or 24.3% of total assets, compared with $4.3 billion or 29.5% at December 31, 2003. During the quarter approximately $750 million of FIRSTFED’s securities were sold with the proceeds used to reduce short-term borrowed funds. At both June 30, 2004 and December 31, 2003, the portfolio consisted primarily of mortgage-backed securities. See Note 4 of Notes to Consolidated Interim Financial Statements for details on the components of the portfolio.

The portfolio is managed by the Treasury Group in accordance with regulatory guidelines and established corporate investment policies. These guidelines and policies include limitations on aspects such as investment grade and ratings, concentrations and investment type to help manage risk associated with investing in securities.

Deposits

Total deposits increased $2.0 billion, or 23.9%, to $10.4 billion at June 30, 2004 from December 31, 2003 and $2.3 billion, or 28.3%, from June 30, 2003. The increases primarily occurred in core deposits, which consist of interest-bearing and noninterest bearing demand deposits, savings accounts and money market deposit accounts. These changes reflect the success of Webster’s strategic plan, which calls for increasing core deposits as a percentage of total deposits. The percentage of core deposits increased to 68.3% at June 30, 2004, up from 66.8% at December 31, 2003 and from 67.6% at June 30 a year ago. The growth in the first six months of 2004 can be attributed to the acquisition of FIRSTFED in May which amounted to approximately $1.5 billion, with the balance due to the continued success of the High Performance Checking products (for Consumer and Business and Professional Practice customers) and de novo branch expansions. See Note 10 of Notes to Consolidated Interim Financial Statements for additional information.

Borrowing and Other Debt Obligations

Total borrowed funds, including other long-term debt, increased $161.0 million, or 3.3%, to $5.1 billion at June 30, 2004 from December 31, 2003. This increase is attributable to the $150 million of senior notes issued during the second quarter of 2004 to finance the cash portion of the FIRSTFED acquisition. The notes, which are not redeemable prior to their maturity on April 1, 2014, have an interest rate of 5.125%. Moody’s, Standard & Poor’s and Fitch have rated the notes as investment grade. See Notes 11 and 12 of Notes to Consolidated Interim Financial Statements for additional information.

Webster Financial Corporation and Subsidiaries

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

Interest rate risk simulation analyses cannot precisely measure the impact that higher or lower rate environments will have on net income or market value. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Results may also vary based upon actual customer loans and deposit behaviors as compared with those simulated. These simulated estimates assume that management does not take any action to mitigate any negative effects from changing interest rates.

During 2004, the methodology for calculating earnings at risk was changed from instantaneous to gradual rate changes. The change was made to more closely reflect historical patterns of rate movements and to incorporate a larger degree of absolute rate change. The estimated impact on Webster’s net income as of June 30, 2004, for the subsequent twelve month period, if interest rates increase or decrease by 100 basis points gradually is a decrease of 0.8% and 0.3%, respectively. The estimated impact, as of December 31, 2003, for an instantaneous 100 basis point change were decreases of 1.5% and 0.1%, respectively. For comparative purposes, the average yield curve change in the +100 basis point scenario for December 31, 2003 is approximately equivalent to the +200 basis point scenario for June 30, 2004. Webster expanded its analysis to include gradual interest rate increases of 200 and 300 basis points. This analysis estimated that net income would decline 1.8% and 2.8%, respectively. Measuring earnings at risk using gradual rate changes instead of rate shocks is more realistic and, therefore, more useful in measuring and managing risk. The current interest rate scenario anticipates rates will rise gradually throughout 2004 and 2005.

Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of the period yield curve constant over the twelve month forecast horizon. Webster is well within policy limits for all scenarios. Policy limits are also maintained for a –200 basis point scenario. This scenario has been suspended, however, until all points on the yield curve are once again greater than or equal to 2.00%.

Webster Financial Corporation and Subsidiaries

The following table summarizes the estimated economic value of assets, liabilities and hedges at June 30, 2004 and December 31, 2003 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

			Estimated Economic Value
	Book	Estimated Economic	Change
(In thousands)	Value	Value	-100 BP	+100 BP
June 30, 2004
Assets	$17,025,870	16,375,893	350,958	(402,898)
Liabilities	15,574,954	15,028,825	284,697	(257,059)
Off-balance sheet contracts		(19,984)	43,233	(40,896)

(Decrease) increase in net economic value			109,494	(186,735)
Net change as % of base net economic value			8.3%	(14.1)%
December 31, 2003
Assets	$14,568,690	14,382,681	274,299	(347,843)
Liabilities	13,415,795	13,415,770	294,220	(246,757)
Off-balance sheet contracts		(6,083)	32,839	(30,896)

(Decrease) increase in net economic value			12,918	(131,982)
Net change as % of Tier 1 Capital			1.4%	(13.1)%

The book value of assets exceeded the estimated economic value at June 30, 2004 and December 31, 2003 because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $681.3 million and $330.9 million, respectively.

As noted in the table above, the estimated volatility in economic value of equity has not changed significantly from year end for a 100 basis point rise in rates. Rates have risen with the yield curve increasing 25 to 100 basis points between December 31, 2003 and June 30, 2004. Risk to a rise in rates has not changed much due to minimal extension of asset durations. Economic value of equity does improve this quarter in the –100 basis point scenario, however, as pre-payable assets have less incentive to prepay at the now higher rate levels. In 2004, management began to compare changes in estimated economic value with base net economic value, instead of Tier 1 Capital, when calculating equity at risk. Changing this factor had no impact on the measured change in net economic value, but did modestly reduce the net change measurement as a percentage of the now larger denominator. The percentage measurement is now more consistent with industry practice.

Liquidity and Capital Resources

Liquidity management allows Webster to meet its cash needs at a reasonable cost under various operating environments. Liquidity is actively managed and reviewed in order to maintain stable, cost-effective funding to support the balance sheet. Liquidity comes from a variety of sources such as the cash flow from operating activities, including principal and interest payments on loans and investments, unpledged securities, which can be sold or utilized as collateral to secure funding and by the ability to attract new deposits. Webster’s goal is to maintain a strong increasing base of core deposits to support its growing balance sheet.

Management monitors current and projected cash needs and adjusts liquidity, as necessary. Webster has a detailed liquidity contingency plan, which is designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity risks.

At June 30, 2004 and December 31, 2003, FHLB advances outstanding totaled $2.7 billion and $2.5 billion. Webster Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $744.4 million at June 30, 2004. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $1.2 billion or used to collateralize other borrowings, such as repurchase agreements.

Webster Financial Corporation and Subsidiaries

The main sources of liquidity at the holding company level are dividends from Webster Bank investment income and net proceeds from capital offerings and borrowings. The main uses of liquidity are the payment of dividends to common stockholders, repurchases of common stock, purchases of investment securities, and the payment of interest on borrowings and capital securities. There are certain regulatory restrictions on the payment of dividends by Webster Bank to Webster. At June 30, 2004, $110.7 million of retained earnings were available for dividend to the holding company. Webster also maintains $75.0 million in available revolving lines of credit with correspondent banks.

On July 23, 2002, Webster announced an additional stock buyback program of 2.4 million shares, or approximately 5 percent of its 48.0 million shares of outstanding common stock as of the announcement date. Through June 30, 2004, Webster has repurchased 1,862,541 shares of its common stock under the buyback program, with 537,459 remaining shares to be repurchased. On July 22, 2003, a stock buyback program was announced consisting of 2.3 million shares. During the second quarter of 2004, no shares were repurchased.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 43 through 44 under the caption “Asset/Liability Management and Market Risk”.

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

There were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Webster or any of its subsidiaries is a party or of which any of their property is the subject.

Webster Financial Corporation and Subsidiaries

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser”, as defined by Section 240.10b-18(a)(3) of the Securities and Exchange Act of 1934, of shares of Webster common stock.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
April 1-30, 2004	—	—	—	2,837,459
May 1-31, 2004	—	—	—	2,837,459
June 1-30, 2004	—	—	—	2,837,459

Total	—	—	—	2,837,459

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

Webster Financial Corporation and Subsidiaries

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS UPDATE FOR ANNUAL MEETING

(a)	The annual meeting of shareholders was held on April 22, 2004.

(b)	The following individuals were re-elected as directors for a three-year term at the annual meeting: Joel S. Becker, William T. Bromage and James C. Smith. The other continuing directors are: Roger A. Gelfenbien, Robert A. Finkenzeller, George T. Carpenter, John J. Crawford, Laurence C. Morse and C. Michael Jacobi.

(c)	The following matters were voted upon and approved by the Registrant’s shareholders at the 2004 Annual Meeting of Shareholders on April 22, 2004: (i) election of three directors to serve for three-year terms (Proposal 1) and (ii) the ratification of the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2004 (Proposal 2).

The votes tabulated by an independent inspector of election, for the above-listed proposals were as follows:

Proposal 1

Joel S. Becker received 40,231,738 votes for election and 1,171,277 votes were withheld; William T. Bromage received 40,215,508 votes for election and 1,187,508 were withheld; and James C. Smith received 40,257,113 votes for election and 1,145,903 votes were withheld. There were no abstentions or broker non-votes for any of the nominees.

Proposal 2 Shareholders cast 40,631,223 votes for, 641,636 votes against and 130,152 abstentions.

(d)	Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1	Agreement and Plan of Merger by and between Webster Financial Corporation and FIRSTFED AMERICA BANCORP, INC., dated as of October 6, 2003 (filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on November 4, 2003 and incorporated herein by reference).

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K filed within the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Bylaws, as amended effective April 19, 2004 (filed as Exhibit 3.3 to the Corporation’s Quarterly Report on Form 10-Q with the SEC on May 10, 2004 and incorporated herein by reference).

Webster Financial Corporation and Subsidiaries

4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Corporation’s Registration Statement on Form S-3 (File No. 333-81563) filed with the SEC on June 25, 1999 and incorporated herein by reference).

4.2	Rights Agreement, dated as of February 5, 1996, between the Corporation and Chemical Mellon Shareholder Services, L.L.C. (filed as Exhibit 1 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 12, 1996 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, entered into as of November 4, 1996, by and between the Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as an exhibit to the Corporation’s Current Report on Form 8-K filed with the SEC on November 25, 1996 and incorporated herein by reference).

4.4	Amendment No. 2 to Rights Agreement, entered into as of October 30, 1998, between the Corporation and American Stock Transfer & Trust Company (filed as Exhibit 1 to the Corporation’s Current Report on Form 8-K filed with the SEC on October 30, 1998 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Company’s Chief Financial Officer.

32.1	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Company’s Chief Financial Officer.

(b)	Reports on Form 8-K

Current report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2004.

Current report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2004.

Current report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2004.

Current report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2004.

Webster Financial Corporation and Subsidiaries

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: August 9, 2004	By:	/s/ William J. Healy

William J. Healy
Executive Vice President and
Chief Financial Officer
Principal Financial Officer