Form 10-Q
period 2004-09-30
WEBSTER FINANCIAL CORP
filed 2004-11-09
CIK 801337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from_________ to __________.

Commission File Number: 001-31486

WEBSTER FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-1187536

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Webster Plaza, Waterbury, Connecticut	06702

(Address of principal executive offices)	(Zip Code)

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

[X]	Yes	[ ]	No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X]	Yes	[ ]	No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (par value $.01)	53,199,931

Class	Outstanding at October 31, 2004

Webster Financial Corporation and Subsidiaries

Webster Financial Corporation and Subsidiaries

ITEM 1. INTERIM FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2004	2003
Assets:
Cash and due from depository institutions	$234,449	209,234
Short-term investments	25,783	42,420
Securities (Note 4):
Trading, at fair value	2,635	555
Available for sale, at fair value	4,164,056	4,128,255
Held-to-maturity (fair value of $328,947 and $174,631)	323,378	173,371
Loans held for sale (Note 5)	111,175	89,830
Loans, net (Notes 6 and 7)	11,427,053	9,091,135
Accrued interest receivable	65,812	52,756
Goodwill (Note 9)	603,470	274,113
Cash surrender value of life insurance	226,503	180,556
Premises and equipment	136,385	95,631
Intangible assets (Note 9)	72,706	56,816
Deferred tax asset (Note 8)	71,130	38,088
Prepaid expenses and other assets	337,707	135,930

Total assets	$17,802,242	14,568,690

Liabilities and Shareholders’ Equity:
Deposits (Note 10)	$10,439,423	8,372,135
Federal Home Loan Bank advances (Note 11)	3,021,503	2,511,495
Federal funds purchased and securities sold under agreement to repurchase (Note 12)	1,973,478	1,892,138
Other long-term debt	695,316	532,760
Accrued expenses and other liabilities	144,963	97,690

Total liabilities	16,274,683	13,406,218

Preferred stock of subsidiary corporation	9,577	9,577
Commitments and contingencies (Notes 5 and 6)
Shareholders’ equity (Note 13):
Common stock, $.01 par value;
Authorized - 200,000,000 shares at September 30, 2004 and December 31, 2003; Issued - 53,184,900 shares at September 30, 2004 and 49,512,045 at December 31, 2003	532	495
Paid-in capital	584,733	412,020
Retained earnings	938,759	833,357
Less: Treasury stock, at cost; no shares at September 30, 2004 and 3,235,826 shares at December 31, 2003	—	(112,713)
Accumulated other comprehensive (loss) income	(6,042)	19,736

Total shareholders’ equity	1,517,982	1,152,895

Total liabilities and shareholders’ equity	$17,802,242	14,568,690

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Interest Income:
Loans	$145,456	114,792	$393,131	342,695
Securities and short-term investments	45,541	42,050	135,311	139,567
Loans held for sale	1,755	4,854	4,964	13,618

Total interest income	192,752	161,696	533,406	495,880

Interest Expense:
Deposits (Note 10)	32,611	26,824	87,613	84,992
Federal Home Loan Bank advances and other borrowings	29,292	29,613	78,520	89,725
Other long-term debt	9,561	4,330	26,712	14,939

Total interest expense	71,464	60,767	192,845	189,656

Net interest income	121,288	100,929	340,561	306,224
Provision for loan losses (Note 7)	4,000	10,000	14,000	20,000

Net interest income after provision for loan losses	117,288	90,929	326,561	286,224

Noninterest Income:
Deposit service fees	20,596	17,868	57,031	52,287
Insurance revenue	10,924	9,954	33,158	30,898
Loan fees	6,893	7,755	20,847	18,383
Wealth and investment services	6,044	4,826	17,009	13,925
Gain on sale of securities, net	5,843	4,560	16,959	15,859
Gain on sale of loans and loan servicing, net	4,467	9,829	10,813	16,666
Increase in cash surrender value of life insurance	2,421	2,150	6,552	6,408
Financial advisory services	—	4,833	3,808	15,493
Other income	1,912	2,737	4,724	6,021

Total noninterest income	59,100	64,512	170,901	175,940

Noninterest Expenses:
Compensation and benefits	55,606	51,592	162,392	152,659
Occupancy	9,144	7,457	25,911	23,228
Furniture and equipment	10,103	8,255	26,737	23,351
Intangible amortization (Note 9)	4,827	4,001	13,501	11,931
Marketing	4,233	2,729	10,847	9,450
Professional services	4,294	2,582	10,131	8,054
Capital trust securities	—	2,774	—	8,439
Other expenses	15,562	14,307	43,570	42,590

Total noninterest expenses	103,769	93,697	293,089	279,702

Income before income taxes	72,619	61,744	204,373	182,462
Income taxes	23,258	20,429	66,846	60,600

Net Income	$49,361	41,315	$137,527	121,862

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited), continued

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income	$49,361	41,315	$137,527	121,862

Basic earnings per share	$0.93	0.91	$2.77	2.68
Diluted earnings per share	0.92	0.89	2.73	2.63
Dividends paid per common share	0.23	0.21	0.67	0.61
Average shares outstanding:
Basic	52,938	45,444	49,606	45,450
Diluted	53,767	46,313	50,448	46,249

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three months ended September 30,
(In thousands)	2004	2003
Net Income	$49,361	41,315
Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on securities available for sale arising during period (net of income tax of $14,672 and $(15,044), for 2004 and 2003, respectively)	27,249	(22,632)
Reclassification adjustment for net security gains included in net income (net of income tax of $2,042 and $1,770 for 2004 and 2003, respectively)	(3,791)	(2,668)
Reclassification adjustment for cash flow hedge gain amortization included in net income	(42)	(27)
Reclassification adjustment for amortization of unrealized gain upon transfer of securities to held to maturity (net of income tax)	(86)	—

Other comprehensive income (loss)	23,330	(25,327)

Comprehensive income	$72,691	15,988

	Nine months ended September 30,
(In thousands)	2004	2003
Net Income	$137,527	121,862
Other comprehensive (loss) income, net of tax:
Unrealized net holding loss on securities available for sale arising during year (net of income tax benefit of $9,651 and $10,387 for 2004 and 2003, respectively)	(14,181)	(15,645)
Reclassification adjustment for net security gains included in net income (net of income tax of $6,057 and $6,225 for 2004 and 2003, respectively)	(11,249)	(9,387)
Deferred gain on cash flow hedge	—	1,690
Reclassification adjustment for cash flow hedge gain amortization included in net income	(126)	(78)
Reclassification adjustment for amortization of unrealized gain upon transfer of securities to held to maturity (net of income tax)	(222)	—

Other comprehensive loss	(25,778)	(23,420)

Comprehensive income	$111,749	98,442

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

					Accumulated
					Other
	Common	Paid-in	Retained	Treasury	Comprehensive
(In thousands, except per share data)	Stock	Capital	Earnings	Stock	Income (loss)	Total
Nine months ended September 30, 2003:
Balance, December 31, 2002	$495	411,154	707,531	(134,318)	50,596	1,035,458
Net income for the nine months ended September 30, 2003	—	—	121,862	—	—	121,862
Dividends paid:
$.61 per common share	—	—	(27,843)	—	—	(27,843)
Exercise of stock options	—	(1,903)	—	7,136	—	5,233
Common stock repurchased	—	—	—	(10,985)	—	(10,985)
Stock-based compensation	—	3,288	—	882	—	4,170
Net unrealized gain on securities available for sale, net of taxes	—	—	—	—	(25,032)	(25,032)
Repurchase of capital trust securities	—	(991)	—	—	—	(991)
Deferred gain from hedge, net of amortization	—	—	—	—	1,570	1,570

Balance, September 30, 2003	$495	411,548	801,550	(137,285)	27,134	1,103,442

Nine months ended September 30, 2004:
Balance, December 31, 2003	$495	412,020	833,357	(112,713)	19,736	1,152,895
Net income for the nine months ended September 30, 2004	—	—	137,527	—	—	137,527
Dividends paid:
$.67 per common share	—	—	(32,126)	—	—	(32,126)
Exercise of stock options	2	3,873	—	6,452	—	10,327
Common stock repurchased	—	—	—	(2,438)	—	(2,438)
Common stock issued in acquisition	36	164,110	1	108,650	—	272,797
Stock-based compensation	—	4,706	—	49	—	4,755
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	(25,430)	(25,430)
Amortization of deferred hedging gain	—	—	—	—	(126)	(126)
Amortization of unrealized gain on securities transferred to held to maturities, net of taxes	—	—	—	—	(222)	(222)
Other	(1)	24	—	—	—	23

Balance, September 30, 2004	$532	584,733	938,759	—	(6,042)	1,517,982

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
(In thousands)	2004	2003
Operating Activities:
Net income	$137,527	121,862
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,000	20,000
Depreciation and amortization	20,003	30,194
Amortization of intangible assets	13,501	11,931
Stock-based compensation	4,755	4,170
Net gains on sale of foreclosed properties	(298)	(117)
Net gains on sale of securities	(17,306)	(15,612)
Net gains on sale of loans and servicing	(10,813)	(16,666)
Increase in cash surrender value of life insurance	(6,552)	(6,408)
Net loss (gain) on trading securities	347	(247)
(Increase) decrease in trading securities	(2,427)	5,943
Loans originated for sale	(927,044)	(2,350,216)
Proceeds from sale of loans originated for sale	995,907	2,493,637
(Increase) decrease in interest receivable	(13,056)	1,510
(Increase) decrease in prepaid expenses and other assets	(137,102)	77,801
(Increase) decrease in accrued expenses and other liabilities	7,733	(82,781)

Net cash provided by operating activities	79,175	295,001

Investing Activities:
Purchases of available for sale securities	(1,888,932)	(3,023,000)
Purchases of held to maturity securities	(154,100)	—
Proceeds from maturities and principal payments of available for sale securities	751,524	1,707,798
Proceeds from maturities of held to maturity securities	3,739	—
Proceeds from sales of available for sale securities	1,937,797	1,109,866
Net decrease (increase) in short-term investments	19,206	(10,587)
Net increase in loans	(814,287)	(1,173,475)
Proceeds from sale of foreclosed properties	3,843	3,186
Net purchases of premises and equipment	(30,400)	(12,127)
Net cash paid for acquisitions and sales	(162,767)	(29,789)

Net cash used by investing activities	(334,377)	(1,428,128)

Financing Activities:
Net increase in deposits	553,055	527,449
Proceeds from FHLB advances	62,116,771	36,744,181
Repayment of FHLB advances	(62,353,864)	(36,757,448)
Net (decrease) increase in federal funds purchased and securities sold under agreement to repurchase	(161,308)	337,985
Other long-term debt issued	150,000	200,000
Issuance of capital securities	—	75,000
Redemption of capital trust securities	—	(12,342)
Cash dividends to common shareholders	(32,126)	(27,843)
Exercise of stock options	10,327	5,233
Common stock repurchased	(2,438)	(10,985)

Net cash provided by financing activities	280,417	1,081,230

Increase (decrease) in cash and cash equivalents	25,215	(51,897)
Cash and cash equivalents at beginning of period	209,234	266,463

Cash and cash equivalents at end of period	$234,449	214,566

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued

	Nine months ended September 30,
(In thousands)	2004	2003
Supplemental Disclosures:
Income taxes paid	$35,546	55,490
Interest paid	188,077	189,705
Supplemental Schedule of Noncash Investing and Financing Activities:
Transfer of loans to foreclosed properties	1,274	5,051
Purchase Transactions:
Fair value of noncash assets acquired in purchase transaction	$2,639,353	43,759
Fair value of liabilities assumed in purchase acquisition	2,568,359	43,202
Fair value of common stock issued	272,797	—
Sale Transactions:
Fair value of noncash assets sold in sale transaction	4,562	—
Fair value of liabilities sold in sale transaction	983	—

See accompanying Notes to Consolidated Interim Financial Statements.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1: Basis of Presentation and Principles of Consolidation

The Consolidated Interim Financial Statements include the accounts of Webster Financial Corporation (“Webster” or the “Company”) and its subsidiaries. The Consolidated Interim Financial Statements and Notes thereto have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results which may be expected for the year as a whole.

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

NOTE 2: Stock-Based Compensation

At September 30, 2004 and 2003, Webster had a fixed stock-based compensation plan that covered employee and non-employee directors. During 2002, effective as of January 1, 2002, the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation”, were adopted on a prospective basis, for all employee and non-employee stock options granted January 1, 2002 and thereafter. Prior to January 1, 2002, the provisions of APB No. 25 and related interpretations were applied for option grant accounting. Therefore, the cost related to this stock-based compensation included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all option grants since the original effective date of SFAS No. 123. Awards under the plan, in general, vest over periods ranging from 3 to 4 years. Webster also grants restricted stock to senior management and directors.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all stock option awards for each of the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income, as reported	$49,361	41,315	$137,527	121,862
Add: Stock option compensation expense included in reported net income, net of related tax effects	966	540	2,365	1,546
Deduct: Total stock option compensation expense determined under fair value based method for all awards, net of related tax effects	(1,178)	(1,054)	(2,670)	(3,087)

Pro forma net income	$49,149	40,801	$137,222	120,321

Earnings per share:
Basic - as reported	$0.93	0.91	$2.77	2.68
- pro forma	0.93	0.90	2.77	2.65

Diluted - as reported	0.92	0.89	2.73	2.63
- pro forma	0.91	0.88	2.72	2.60

The fair value of each option is determined as of the grant date using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions used for grants issued during the third quarter and nine months of 2004, respectively, expected option term of 7.9 and 7.2 years, expected dividend yield of 2.00%, expected volatility of 31.15% and 30.80%, expected forfeiture rate of 5%, and weighted risk-free interest rate of 4.04% and 4.06%. For the third quarter and nine months of 2003, weighted-average assumptions used were: expected option term of 8.7 years, expected dividend yield of 2.15%, expected volatility of 31.19% and 31.72%, expected forfeiture rate of 5% and weighted risk-free interest rate of 3.85% and 3.96%, respectively. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options. In addition, changes to the subjective input assumptions can result in materially different fair market value estimates. Therefore, this model may not necessarily provide a reliable single measure of the fair value of employee stock options.

In addition, the cost of restricted stock granted is reflected in compensation and benefits expense and totaled $295,000 and $377,000, net of taxes, for the three months ended September 30, 2004 and 2003, and $878,000 and $1.2 million, net of taxes for the nine months ended September 30, 2004 and 2003 respectively.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 3: Purchase and Sale Transactions

The following purchase and sale transactions have been completed or announced during 2004. The results of operations of the acquired companies are included in the Consolidated Statements of Income subsequent to the date of the completion of the acquisition.

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

New York Branch

On April 21, 2004, Webster Bank National Association (“Webster Bank”) completed the purchase of a banking branch with related deposits and loans from Hudson River Bank & Trust Company. The branch, located in Cohoes, New York, had deposit liabilities of approximately $11 million. This branch purchase was done as part of the overall charter change completed by Webster Bank. The branch was relocated to Scarsdale, New York.

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

Pending Transactions

First City Bank

On July 19, 2004, a definitive agreement was announced under which Webster will acquire First City Bank, in a combination cash and stock transaction valued at approximately $33 million, or $27 per common share of First City Bank stock, payable 60% in Webster stock and 40% in cash. First City Bank was founded in 1989 and has assets totaling $185.2 million. It is headquartered in New Britain, Connecticut, with three additional branches in Berlin, Plainville and Newington. Webster expects to close the transaction in the fourth quarter.

Eastern Wisconsin Bancshares, Inc.

On September 7, 2004, Webster announced its entry into the health savings account market through a definitive agreement to acquire Eastern Wisconsin Bancshares, Inc., the holding company for State Bank of Howards Grove, headquartered in Howards Grove, Wisconsin. The acquisition will make Webster one of the largest custodians and administrators of health savings accounts in the United States. The purchase price is approximately $26 million in

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

cash. Webster expects the deal to close in the first quarter of 2005. The State Bank of Howards Grove has $163 million in assets and $144 million in deposits, including $95 million in health savings account deposits as of June 30, 2004. Webster expects to divest State Bank’s two retail branches and related loans and deposits and retain the health savings account operation.

NOTE 4: Securities

A summary of available for sale and held to maturity securities follows:

	September 30, 2004				December 31, 2003
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Trading:
Municipal bonds and notes	$—	—	—	2,635	$—	—	—	555

Available for Sale:
Municipal bonds and notes	$442	1	—	443	—	—	—	—
U.S. Government agency notes	—	—	—	—	$73,821	96	(4,895)	69,022
Corporate bonds and notes	178,192	6,062	(2,363)	181,891	214,030	7,957	(2,124)	219,863
Equity securities (a)	266,762	9,789	(1,019)	275,532	163,783	17,202	(1,057)	179,928
Mortgage-backed securities	3,733,632	4,881	(32,323)	3,706,190	3,649,955	29,033	(19,546)	3,659,442

Total available for sale	$4,179,028	20,733	(35,705)	4,164,056	$4,101,589	54,288	(27,622)	4,128,255

Held to maturity:
Municipal bonds and notes	$323,378	6,237	(668)	328,947	$173,371	1,348	(88)	174,631

(a)	As of September 30, 2004, the fair value of equity securities consisted of Federal Home Loan Bank stock of $227.5 million and common stock of $48.0 million. The fair value of equity securities at December 31, 2003 consisted of FHLB stock of $134.0 million and common stock of $45.9 million.

The following table depicts temporarily impaired investment securities:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale:
Corporate bonds and notes	$22,166	(2,120)	7,266	(243)	29,432	(2,363)
Equity securities	6,190	(293)	1,305	(726)	7,495	(1,019)
Mortgage-backed securities	2,329,480	(22,814)	426,934	(9,509)	2,756,414	(32,323)

Total available for sale	$2,357,836	(25,227)	435,505	(10,478)	2,793,341	(35,705)

Held to maturity:
Municipal bonds and notes	$44,259	(668)	—	—	44,259	(668)

Available-for-sale corporate securities, totaling $7.3 million as of September 30, 2004, had a $243,000 unrealized loss for twelve consecutive months. These securities are investment grade and current as to interest. The decline in value of these securities is primarily due to higher interest rates since their purchase.

The decline in value of the equity securities is due to temporary market movement. The business prospects of the equity holdings are sound and Webster has the ability to hold these investments until recovery. The September 30, 2004 value does not include Webster’s ownership of identical securities which are owned at prices below closing market value.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Available-for-sale mortgage backed securities, including agency and non-agency CMO’s, totaling $426.9 million as of September 30, 2004, had a $9.5 million unrealized loss for twelve consecutive months. These securities are rated Aaa/AAA and continue to repay principal as scheduled.

NOTE 5: Loans Held for Sale

Loans held for sale totaled $111.2 million and $89.8 million at September 30, 2004 and December 31, 2003, respectively.

At September 30, 2004 and December 31, 2003, residential mortgage origination commitments totaled $336.7 million and $166.7 million, respectively. Residential commitments outstanding at September 30, 2004 consisted of adjustable rate and fixed rate mortgages of $60.1 million and $276.6 million, respectively, at rates ranging from 1.0% to 12.0%. Residential commitments outstanding at December 31, 2003 consisted of adjustable rate and fixed rate mortgages of $24.0 million and $142.7 million, respectively, at rates ranging from 3.9% to 7.8%. Commitments to originate loans generally expire within 60 days. At September 30, 2004 and December 31, 2003, Webster also had outstanding commitments to sell residential mortgage loans of $277.9 million and $149.6 million, respectively.

At September 30, 2004 and December 31, 2003, Webster Bank serviced for others residential and commercial loans totaling approximately $1.7 billion and $742.8 million, respectively. This increase is primarily due to the acquisition of FIRSTFED.

NOTE 6: Loans, Net

A summary of loans, net follows:

(In thousands)	September 30, 2004		December 31, 2003
	Amount	%	Amount	%
Residential mortgage loans	$4,773,284	41.2%	$3,744,013	40.6%
Commercial loans:
Commercial non-mortgage	1,367,684	11.8	1,007,696	10.9
Asset-based loans	620,857	5.4	526,933	5.8
Equipment financing	597,810	5.2	506,292	5.5

Total commercial loans	2,586,351	22.4	2,040,921	22.2
Commercial real estate	1,619,968	14.0	1,281,516	13.9
Consumer loans:
Home equity credit lines	1,611,801	13.9	1,467,251	15.9
Home equity loans	953,297	8.2	649,971	7.1
Other consumer	30,531	0.3	29,137	0.3

Total consumer loans	2,595,629	22.4	2,146,359	23.3

Total loans	11,575,232	100.0%	9,212,809	100.0%
Less: allowance for loan losses	(148,179)		(121,674)

Loans, net	$11,427,053		$9,091,135

At September 30, 2004, loans, net included $19.4 million of net premiums and $32.4 million of net deferred costs, compared with $255,000 of net premiums and $29.0 million of net deferred costs at December 31, 2003. The unadvanced portions of residential and commercial construction loans totaled $415.0 million and $247.4 million at September 30, 2004 and December 31, 2003, respectively.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

At September 30, 2004 and December 31, 2003, unused portions of home equity credit lines extended were $1.1 billion and $1.2 billion, respectively. Unused commercial and commercial real estate lines of credit, letters of credit, standby letters of credit, equipment financing commitments and outstanding commercial loan commitments totaled $2.4 billion at September 30, 2004 and $1.8 billion at December 31, 2003. Consumer loan commitments totaled $28.9 million and $14.2 million at September 30, 2004 and December 31, 2003, respectively.

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

The estimated fair value of commitments to extend credit is considered insignificant at September 30, 2004 and December 31, 2003. Future loan commitments represent residential and commercial mortgage loan commitments, commercial loan and equipment financing commitments, letters of credit and commercial and home equity unused credit lines. The interest rates for these loans are generally established shortly before closing. The interest rates on home equity lines of credit adjust with changes in the prime rate.

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

The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. At September 30, 2004, Webster’s standby letters of credit totaled $158.8 million. At September 30, 2004, the fair value of stand-by letters of credit is not material to the unaudited interim financial statements.

NOTE 7: Allowance for Loan Losses

The following table provides a summary of activity in the allowance for loan losses:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2004	2003	2004	2003
Balance at beginning of period	$146,511	119,239	$121,674	116,804
Provisions charged to operations	4,000	10,000	14,000	20,000
Allowance for purchased loans	—	—	20,081	146

Subtotal	150,511	129,239	155,755	136,950

Charge-offs	(3,843)	(13,392)	(11,005)	(22,138)
Recoveries	1,511	1,860	3,429	2,895

Net charge-offs	(2,332)	(11,532)	(7,576)	(19,243)

Balance at end of period	$148,179	117,707	$148,179	117,707

Ratio of net charge-offs to average loans outstanding during the period (annualized)	0.08%	0.52	0.10%	0.30

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 8: Deferred Tax Asset

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2004 and December 31, 2003 are summarized below. Temporary differences result from the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A 100% valuation allowance has been applied to the deferred tax assets applicable to Connecticut, Massachusetts and Rhode Island due to uncertainties of realization.

	September 30,	December 31,
(In thousands)	2004	2003
Deferred tax assets:
Allowance for loan losses	$58,951	48,286
Net unrealized loss on securities available for sale	4,988	—
Intangible assets, including goodwill impairment loss	5,485	8,658
Net operating loss and tax credit carryforwards	8,707	8,743
Compensation and employee benefit plans	10,844	3,286
Deductible acquisition costs	4,213	2,051
Other	4,137	6,148

Total deferred tax assets	97,325	77,172
Less: valuation allowance	(13,823)	(10,267)

Deferred tax assets, net of valuation allowance	83,502	66,905

Deferred tax liabilities:
Net unrealized gain on securities available for sale	—	10,712
Purchase accounting and fair value adjustments	68	10,123
Loan discounts	3,059	4,310
Equipment financing leases	2,833	1,773
Mortgage servicing rights	4,034	905
Other	2,378	994

Total deferred tax liabilities	12,372	28,817

Deferred tax asset	$71,130	38,088

Management believes that Webster will realize its net deferred tax asset, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that Webster will generate a specific level of future income to realize the amount of the deferred tax asset.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 9: Goodwill and Intangible Assets

The following tables set forth the carrying values of goodwill and intangible assets, net of accumulated amortization:

	September 30,	December 31,
(In thousands)	2004	2003
Intangible assets:
Balances subject to amortization:
Core deposit intangibles	$64,300	47,803
Other identified intangibles	7,492	8,099
Balances not subject to amortization:
Pension assets	914	914

Total intangible assets	$72,706	56,816

Goodwill:
Balances not subject to amortization	$603,470	274,113

During the first quarter of 2004, Webster’s interest in Duff & Phelps, LLC was sold. The sale resulted in the reduction of $7.1 million of associated goodwill. The acquisition of FIRSTFED resulted in goodwill of $333.6 million.

During the second quarter of 2004, core deposit intangibles of $29.4 million were added as a result of the FIRSTFED acquisition. This identified intangible asset is being amortized over a ten year period.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2004 is as follows:

			Wealth and
	Retail	Commercial	Investment
(In thousands)	Banking	Banking	Services	Total
Balance at December 31, 2003	$239,841	24,939	9,333	274,113
Purchase price adjustments	144	2,544	—	2,688
Purchase transactions	326,885	6,681	1,006	334,572
Sale transactions	—	(7,074)	(829)	(7,903)

Balance at September 30, 2004	$566,870	27,090	9,510	603,470

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Amortization of intangible assets for the three and nine months ended September 30, 2004, totaled $4.8 million and $13.5 million, respectively. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(In thousands)
For years ending December 31,
2004 (full year)	$18,327
2005	19,179
2006	15,006
2007	6,950
2008	4,013
Thereafter	21,818

NOTE 10: Deposits

The following table summarizes the composition of deposits:

	September 30, 2004		December 31, 2003
		% of		% of
(In thousands)	Amount	total	Amount	total
Demand deposits	$1,356,924	13.0%	$1,090,060	13.0%
NOW accounts	1,271,553	12.2	1,052,690	12.6
Money market deposit accounts	2,153,852	20.6	1,581,276	18.9
Savings accounts	2,243,949	21.5	1,869,398	22.3
Time deposits	3,413,145	32.7	2,778,711	33.2

Total	$10,439,423	100.0%	$8,372,135	100.0%

Interest expense on deposits is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2004	2003	2004	2003
NOW accounts	$859	871	$2,272	2,876
Money market deposit accounts	7,882	7,410	20,151	24,195
Savings accounts	3,962	1,570	10,720	5,334
Time deposits	19,908	16,973	54,470	52,587

Total	$32,611	26,824	$87,613	84,992

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 11: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

	September 30, 2004		December 31, 2003
	Total		Total
(In thousands)	Outstanding	Callable	Outstanding	Callable
Fixed Rate:
0.94% to 6.78% due in 2004	$1,356,000	—	$1,463,099	—
1.48% to 7.04% due in 2005	278,358	45,000	151,972	100,000
2.18% to 6.31% due in 2006	269,961	—	56,935	—
4.09% to 7.45% due in 2007	745,189	200,000	711,941	500,000
4.49% to 5.93% due in 2008	75,680	74,000	28,995	27,000
4.98% to 5.96% due in 2009	138,000	123,000	5,000	5,000
4.95% to 8.44% due in 2010	35,384	35,000	425	—
3.99% to 6.60% due in 2011	41,687	40,000	1,836	—
5.22% to 5.49% due in 2013	49,000	49,000	10,000	10,000
6.00% due in 2015	35	—	—	—
5.66% due in 2017	500	—	—	—
0.00% due in 2022	435	—	—	—
2.51% to 3.75% due in 2023	393	—	264	—

	2,990,622	566,000	2,430,467	642,000
Variable Rate:
5.76% due in 2004	—	—	80,000	—

	2,990,622	566,000	2,510,467	642,000
Unamortized premium on FHLB advances	30,881	—	1,028	—

Total advances, net	$3,021,503	566,000	$2,511,495	642,000

Webster Bank had additional borrowing capacity of approximately $371.5 million from the FHLB at September 30, 2004 and $140.6 million at December 31, 2003. Advances are secured by a blanket security agreement against certain qualifying assets, principally residential mortgage loans. At September 30, 2004 and December 31, 2003, Webster Bank had unencumbered investment securities available to secure additional borrowings. If these securities had been used to secure FHLB advances, borrowing capacity at September 30, 2004 and December 31, 2003 would have been increased by an additional $1.2 billion and $1.8 billion, respectively. At September 30, 2004 Webster Bank was in compliance with the FHLB collateral requirements.

Total callable FHLB advances at September 30, 2004 were $566.0 million, a decline from $642.0 million at December 31, 2003. During the first quarter of 2004, Webster Bank purchased the call option from the FHLB on $400.0 million of advances, restructuring the callable advances into non-callable. As of September 30, 2004, $850.0 million of fixed rate advances had been converted to floating rate through the use of interest rate swaps. See Notes 15 and 17 of Notes to Consolidated Interim Financial Statements for further information.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 12: Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

The following table summarizes balances for other borrowings:

	September 30,	December 31,
(In thousands)	2004	2003
Securities sold under agreement to repurchase	$1,420,398	1,378,229
Federal funds purchased	163,800	400,000
Treasury tax and loan	375,546	105,129
Other	13,734	8,780

Total	$1,973,478	1,892,138

The following table sets forth certain information concerning short-term borrowings:

	September 30,	December 31,
(In thousands)	2004	2003
Repurchase agreements:
Quarter end balance	$1,023,826	842,491
Quarter average balance	648,616	949,531
Highest month end balance during quarter	1,023,826	982,368
Weighted-average maturity (in months)	0.9	3.5
Weighted-average interest rate	1.31%	0.95

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 13: Shareholders’ Equity

At September 30, 2004, shareholder’s equity amounted to $1.5 billion, or 8.5% of total assets, compared to $1.2 billion, or 7.9%, at December 31, 2003.

Webster paid a cash dividend of $0.23 per share on common stock during the third quarter of 2004 compared to $0.21 per share in the third quarter of 2003.

Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of Currency of the United States (“OCC”) require Webster and its banking subsidiary to maintain certain minimum ratios, as set forth below. At September 30, 2004, Webster and Webster Bank, were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios.

	Actual		Minimum Capital Requirements		Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2004
Webster Financial Corporation
Total capital (to risk-weighted assets)	$1,417,739	11.1%	$1,022,166	8.0%	$1,277,708	10.0%
Tier 1 capital (to risk-weighted assets)	1,069,560	8.4	511,083	4.0	766,625	6.0
Tier 1 leverage capital ratio (to average assets)	1,069,560	6.4	671,863	4.0	839,828	5.0
Webster Bank, N.A.
Total capital (to risk-weighted assets)	1,483,536	11.8	1,009,195	8.0	1,261,494	10.0%
Tier 1 capital (to risk-weighted assets)	1,135,357	9.0	504,598	4.0	756,896	6.0
Tier 1 leverage capital ratio (to average assets)	1,135,357	6.8	665,691	4.0	832,113	5.0
At December 31, 2003
Webster Financial Corporation
Total capital (to risk-weighted assets)	$1,319,087	13.5%	$784,195	8.0%	$980,244	10.0%
Tier 1 capital (to risk-weighted assets)	993,143	10.1	392,098	4.0	588,146	6.0
Tier 1 leverage capital ratio (to adjusted total assets)	993,143	6.9	571,713	4.0	714,641	5.0
Webster Bank, N.A.
Total capital (to risk-weighted assets)	1,272,870	13.2	773,578	8.0	966,973	10.0
Tier 1 capital (to risk-weighted assets)	954,325	9.9	386,789	4.0	580,184	6.0
Tier 1 leverage capital ratio (to adjusted total assets)	954,325	6.7	566,351	4.0	772,053	5.0

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 14: Business Segments

Webster has three segments for purposes of reporting business line results. These segments include Retail Banking, Commercial Banking and Wealth and Investment Services. The balance of the activity is reflected in Corporate. The methodologies and organizational hierarchies that define the business segments are periodically reviewed and revised. The third quarter and nine months results for 2003 have been restated, to reflect changes in the methodologies adopted and reflected in the results for the third quarter and nine months of 2004. The changes related to two components of funds transfer pricing being reclassed within the income statement. The following table presents the statement of income and total assets for Webster’s reportable segments.

Three months ended September 30, 2004

			Wealth and
	Retail	Commercial	Investment		Consolidated
(In thousands)	Banking	Banking	Services	Corporate	Total
Net interest (loss) income	$94,084	30,765	1,182	(4,743)	121,288
Provision for loan losses	3,093	5,132	89	(4,314)	4,000

Net interest (loss) income after provision	90,991	25,633	1,093	(429)	117,288
Noninterest income	35,616	7,138	6,073	10,273	59,100
Noninterest expense	65,497	12,010	7,310	18,952	103,769

Income (loss) before income taxes	61,110	20,761	(144)	(9,108)	72,619
Income tax expense (benefit)	19,574	6,650	(46)	(2,920)	23,258

Net income (loss)	$41,536	14,111	(98)	(6,188)	49,361

Total assets at period end	$8,751,171	3,495,699	130,281	5,425,091	17,802,242

Three months ended September 30, 2003

			Wealth and
	Retail	Commercial	Investment		Consolidated
(In thousands)	Banking	Banking	Services	Corporate	Total
Net interest (loss) income	$78,859	25,288	1,094	(4,312)	100,929
Provision for loan losses	2,117	4,534	58	3,291	10,000

Net interest (loss) income after provision	76,742	20,754	1,036	(7,603)	90,929
Noninterest income	35,393	14,361	4,969	9,789	64,512
Noninterest expense	53,350	18,102	6,320	15,925	93,697

Income (loss) before income taxes	58,785	17,013	(315)	(13,739)	61,744
Income tax expense (benefit)	19,452	5,630	(104)	(4,549)	20,429

Net income (loss)	$39,333	11,383	(211)	(9,190)	41,315

Total assets at period end	$6,926,814	2,830,785	84,205	4,766,979	14,608,783

Nine months ended September 30, 2004

			Wealth and
	Retail	Commercial	Investment		Consolidated
(In thousands)	Banking	Banking	Services	Corporate	Total
Net interest (loss) income	$254,517	84,456	3,412	(1,824)	340,561
Provision for loan losses	8,262	14,284	246	(8,792)	14,000

Net interest income after provision	246,255	70,172	3,166	6,968	326,561
Noninterest income	102,275	23,441	17,237	27,948	170,901
Noninterest expense	188,755	43,497	20,933	39,904	293,089

Income (loss) before income taxes	159,775	50,116	(530)	(4,988)	204,373
Income tax expense (benefit)	52,262	16,393	(173)	(1,636)	66,846

Net income (loss)	$107,513	33,723	(357)	(3,352)	137,527

Total assets at period end	$8,751,171	3,495,699	130,281	5,425,091	17,802,242

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine months ended September 30, 2003

			Wealth and
	Retail	Commercial	Investment		Consolidated
(In thousands)	Banking	Banking	Services	Corporate	Total
Net interest income	$224,371	70,689	3,214	7,950	306,224
Provision for loan losses	5,993	12,951	135	921	20,000

Net interest income after provision	218,378	57,738	3,079	7,029	286,224
Noninterest income	96,467	36,844	14,299	28,330	175,940
Noninterest expense	168,651	56,664	19,297	35,090	279,702

Income (loss) before income taxes	146,194	37,918	(1,919)	269	182,462
Income tax expense (benefit)	48,551	12,593	(637)	93	60,600

Net income (loss)	$97,643	25,325	(1,282)	176	121,862

Total assets at period end	$6,926,814	2,830,785	84,205	4,766,979	14,608,783

The Retail Banking segment includes insurance services, business and professional banking, consumer lending and deposit generation and direct banking activities, which include the operation of automated teller machines and telebanking customer support and sales. The Retail Banking segment also includes the residential real estate lending, loan servicing and secondary marketing activities. The growth in net interest income compared to a year ago can be attributed to the increases in residential and consumer loans and lower cost deposits and the acquisition of FIRSTFED. Increase in deposit services fees from the growth in deposits as a result of the acquisition of FIRSTFED in May 2004 and the continued success of the High Performance Checking product have improved the level of noninterest income for 2004.

The Commercial Banking segment includes middle market, specialized, equipment financing, asset-based and commercial real estate lending, deposit and cash management activities and financial advisory services. The results for the first nine months of 2004 reflect the growth in equipment financing, middle market and commercial real estate loans, which was a primary reason for the 19% increase in net interest income from the 2003 period. Noninterest income and expense declined due to the sale of Duff & Phelps in March 2004.

Wealth and Investment Services includes Webster Financial Advisors, Webster Investment Services (“WIA”) and Fleming, Perry and Cox, which combine to provide comprehensive wealth management services for individuals and institutions. Its primary sources of revenue are fees from trust management activities and investment product sales. WIA offers clients a more comprehensive approach to delivering a wide array of products to three distinct market segments: Mass Market, High Net Worth and Institutions. Additional fee revenues due to strong sales growth and broker/dealer sales team reorganization as well as expense control improved the results significantly in the 2004 period as compared to the 2003 period.

Corporate includes the Treasury unit, which is responsible for managing the wholesale investment portfolio and funding needs. It also includes expenses not allocated to the business lines, the residual impact of methodology allocations such as the provision for loan losses and funds transfer pricing offsets. The decrease for the current year’s net income for the nine months was primarily the result of a declining wholesale interest-rate spread. The yield on wholesale assets for the nine months of 2004 declined by 37 basis points from the same period a year earlier while wholesale borrowing costs declined only 20 basis points.

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

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

NOTE 15: Derivative Financial Instruments

At September 30, 2004, Webster had outstanding interest rate swaps with a notional amount of $1.3 billion. These swaps are hedging FHLB advances, repurchase agreements, senior notes and subordinated debt and qualify for fair value hedge accounting using the short cut method under SFAS No. 133. The swaps are used to transform these liabilities from fixed to floating rate. Of the total, $100 million of the interest rate swaps mature in 2005, $50 million in 2006, $700 million in 2007, $103 million in 2008, $200 million in 2013 and $150 million in 2014 and an equivalent amount of the hedged liabilities mature on these dates.

During the second quarter, Webster Bank purchased two $100 million swaptions with the right, but not the obligation, to enter into two $100 million swaps paying 6.15% fixed and receiving one month LIBOR. The swaptions, together with $200 million of LIBOR swaps, establish a fair value hedge with certain callable fixed rate advances.

Webster Bank has outstanding interest swaps with a notional amount of $72.5 million against the cost of brokered deposits. The swaps transform the fixed rate deposits to floating rate and mature $31.5 million in 2006 and $41.0 million in 2008. A fair value hedging relationship has been established between the swaps and certain brokered deposits.

Webster Bank transacts certain derivative products with its customer base. These customer derivatives are offset with matching derivatives with other counterparties. Exposure with respect to these derivatives is largely limited to nonperformance by either of the parties in the transaction — the customer or the other counterparty. The notional amount of customer derivatives and the offsetting counterparty derivatives each totaled $169.1 million at September 30, 2004. The customer derivatives and the offsetting matching derivatives are marked to market and any difference is reflected in noninterest income.

Certain derivative instruments, primarily forward sales of mortgage-backed securities (“MBSs”), are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to the closing and funds disbursement on a single-family residential mortgage loan, an interest-rate locked commitment is generally extended to the borrower. During such time, Webster Bank is subject to risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, which agree to deliver whole mortgage loans to various investors or issue MBSs, are established. At September 30, 2004, outstanding rate locks totaled approximately $217.3 million and the residential mortgage held for sale portfolio totaled $111.2 million. Forward sales, which include mandatory forward commitments of approximately $143.0 million and best efforts forward commitments of approximately $134.9 million at September 30, 2004, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. Webster Bank will still have certain execution risk, that is, risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell. The derivative activities associated with loans held for sale qualify as a fair value hedge under SFAS No. 133. A highly effective relationship has been established between loans held for sale and certain forward sales commitments.

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

NOTE 16: Pension and Other Benefits

The following table provides information regarding net benefit costs for the periods shown:

	Pension Benefits		Other Benefits
Three months ended September 30,	2004	2003	2004	2003
Service cost	$1,872	1,704	—	—
Interest cost	1,226	946	67	75
Expected return on plan assets	(1,269)	(857)	—	—
Transition obligation	(2)	(2)	—	—
Amortization of prior service cost	63	17	16	15
Amortization of the net loss	334	96	(1)	—

Net periodic benefit cost	$2,224	1,904	82	90

	Pension Benefits		Other Benefits
Nine months ended September 30,	2004	2003	2004	2003
Service cost	$6,324	5,094	—	—
Interest cost	3,606	2,838	217	266
Expected return on plan assets	(3,751)	(2,571)	—	—
Transition obligation	(7)	(6)	—	—
Amortization of prior service cost	212	50	48	46
Amortization of the net loss	845	792	19	—

Net periodic benefit cost	$7,229	6,197	284	312

Webster plans to contribute at least an amount equal to the greater of the contribution required to meet the minimum funding standards under Internal Revenue Code Section 412 (estimated at zero for 2004) or the amount necessary to avoid an additional minimum liability as defined in SFAS No. 87 and No. 132. Additional contributions will be made as deemed appropriate by management in conjunction with the plan’s actuaries. For the year 2004, the preliminary estimated contribution ranges from $10.0 million to $15.0 million. As of September 30, 2004, no contribution has been made.

Employees may vote their shares of Webster common stock held in the Company’s sponsored investment plans.

Webster Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 17: Subsequent Events

On October 21, 2004, Webster announced plans to implement and complete during the fourth quarter of 2004 a balance sheet deleveraging plan through the sale of approximately $750 million of investment securities. Proceeds from this sale will be use to repay approximately $500 million of FHLB advances and $250 million of overnight borrowings. The securities anticipated to be sold yield 3.53% and have an effective duration of 2.1 years. The current cost of the borrowing’s being repaid is 4.27%. The FHLB advances had previously been swapped to a floating rate. The deleveraging is expected to result in an after-tax loss of approximately $34 million, $50 million pre-tax, and will be reflected in Webster’s fourth quarter results. The majority of the $50 million estimated expense is approximately $46 million of prepayment fees paid during October 2004.

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

In May 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). FSP 106-2, which supercedes FSP No. 106-1, provides guidance on the accounting for the effects of the Act for employers that sponsor post-retirement health care plans that provide prescription drug benefits. FSP 106-2 also requires employers to provide certain disclosures regarding the effect of the Federal subsidy provided by the Act. Net periodic benefit costs for post-retirement benefits in Footnote 16 do not reflect any amount associated with the subsidy provided by the Act. As permitted by FSP 106-2, reflection of the subsidy can be delayed until it is determined that the prescription drug benefits provided in the Company’s plan are actuarially equivalent to those under Medicare Part D. At this point, final regulations defining actuarial equivalence have not yet been issued and we are unable to determine if such benefits are actuarially equivalent. Please note that these changes in Medicare coverage, once reflected, can only potentially decrease the plan’s liability.

In 2003, Emerging Issues Task Force (“EITF”) of the FASB issued EITF No. 03-01. The EITF reach a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, Accounting is Certain Investments in Debt and Equity Securities. EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, FASB delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. Webster will evaluate the impact of EITF 03-01 once final guidance is issued.

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

Description of Business

Webster Financial Corporation (“Webster” or the “Company”), through its subsidiaries, Webster Bank, National Association (“Webster Bank”) and Webster Insurance, Inc. (“Webster Insurance”), delivers financial services to individuals, families and businesses primarily in Connecticut and equipment financing, asset-based lending and mortgage originations throughout the United States. Webster Bank provides business and consumer banking, mortgage origination and lending, trust and investment services through 148 banking and other offices, 273 ATM’s and its Internet website (www.websteronline.com). Founded in 1935, Webster Bank converted from a federal mutual to a federal stock institution in 1986. On April 21, 2004, Webster Bank completed its conversion from a federal savings bank to a national bank, regulated by the Office of the Comptroller of the Currency. At that time, Webster became a bank holding company, regulated by the Board of Governors of the Federal Reserve System. Webster Bank, as a national bank, is subject to capital requirements similar to those applicable when it operated under a federal savings bank charter. As a bank holding company, Webster is also subject to capital requirements. Webster’s common stock is traded on the New York Stock Exchange under the symbol of “WBS”. Webster’s financial reports can be accessed through its website within 24 hours of filing with the SEC.

RESULTS OF OPERATIONS

Summary

Webster reported net income of $49.4 million in the third quarter, compared to $41.3 million in the year-ago period, an increase of 19.5%. Net income per diluted share was $.92 in the third quarter compared to $.89 in the year-ago period, an increase of 3.4%.

For the nine months ended September 30, 2004, net income was $137.5 million compared to $121.9 million in the year-ago period, an increase of 12.9%. Net income per diluted share was $2.73 compared to $2.63 in the year-ago period, an increase of 3.8%.

The third quarter of 2004 results reflect the first full quarter of Webster’s acquisition of FIRSTFED AMERICA BANCORP, INC. (“FIRSTFED”), which became effective on May 14, 2004. Upon acquisition, FIRSTFED had loans of $1.5 billion and deposits of $1.5 billion with 26 branches and 33 ATM’s.

The increase in net income for the current quarter and nine months was driven by a growth in total revenues partially offset by higher operating expenses. Total revenue, consisting of net interest income and total noninterest income, rose approximately 9.0% in the quarter and 6.1% for the nine months as compared to a year ago. Impacting these periods was

Webster Financial Corporation and Subsidiaries

the implementation on December 31, 2003 of Financial Accounting Standards Board Interpretation No. 46 (revised) (“FIN 46R”), which required the reclassification of capital trust securities expense for the third quarter and nine months of 2004 from noninterest expense to interest expense. Adjusting the prior periods for this effect, total revenues would have grown $17.7 million, or 10.9%, for the quarter and $37.7 million, or 8.0%, for the nine months. This growth was primarily the result of increased net interest income driven primarily by the acquisition of FIRSTFED and the growth in loans funded by the increase in retail deposits.

Selected financial highlights are presented in the table below.

	At or for the		At or for the
	three months ended September 30,		nine months ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Earnings
Net interest income	$121,288	100,929	$340,561	306,224
Total noninterest income	59,100	64,512	170,901	175,940
Total noninterest expense	103,769	93,697	293,089	279,702
Net income	49,361	41,315	137,527	121,862

Net income per diluted common share	$0.92	0.89	$2.73	2.63
Dividends declared per common share	0.23	0.21	0.67	0.61
Book value per common share	28.54	24.22	28.54	24.22
Tangible book value per common share	16.30	17.73	16.30	17.73

Diluted shares (average)	53,767	46,313	50,448	46,249

Selected Ratios
Return on average assets	1.13%	1.13	1.13%	1.15
Return on average shareholders’ equity	13.25	15.54	13.75	15.25
Net interest margin	3.06	2.99	3.05	3.13
Efficiency ratio (a)	57.53	56.63	57.30	58.01
Tangible capital ratio	4.92	5.51	4.92	5.51

(a)	Noninterest expense as a percentage of net interest income plus noninterest income

Webster Financial Corporation and Subsidiaries

Net Interest Income

Net interest income was $121.3 million in the third quarter and $340.6 million for the nine months, compared to $100.9 million and $306.2 million for the same periods a year ago. Adjusting for the effect of FIN 46R, net interest income would have grown by $23.1 million, or 23.6%, for the quarter and $42.8 million, or 14.4%, year to date as compared to a year earlier. These increases were primarily driven by the acquisition of FIRSTFED and volume increase in loans, partially offset by the impact of the low interest rate environment. Lower rates impacted the yields on earning assets throughout the year, as well as the rates paid on deposits and borrowings for the quarter and year to date periods.

Interest Income

Total interest income on a fully tax-equivalent basis for the third quarter of 2004 increased $32.3 million, or 19.9%, and for the nine months increased $39.9 million, or 8.0%, from the prior year. These increases are primarily due to increases in the volume of earning assets, particularly the loan portfolio. The yield on earning assets for the current year quarter rose 7 basis points primarily due to a change in the mix of earning assets as loans increased to 71% of average earning assets from 65% a year earlier. For the nine month period, the overall yield declined 29 basis points as declines in yield occurred in the loan and loans held for sale portfolios as well as the securities portfolio. The declines in yield were a result of a lower interest rate environment during 2004 as compared to 2003, which contributed to an accelerated level of prepayments on fixed rate assets that were replaced at significantly lower yields. The investment portfolio was also impacted by the low interest rate environment as mortgage-backed securities prepaid at accelerated levels and related premium amortization was accelerated reducing interest income. The impact of lower yields was fully offset by an increase in the volume of average earnings assets of approximately $2.5 billion for the quarter and $1.8 billion for the nine months. Substantially all of this volume growth occurred in the loan portfolios.

Interest Expense

Total interest expense for the third quarter of 2004 increased $10.7 million, or 17.6%, from the prior year and for the nine months increased $3.2 million or 1.7%. These increases were primarily due to increases in the volume of interest bearing liabilities during the period, primarily deposits. The cost of deposits declined during both the three and nine month periods, as time deposits matured and were replaced with lower cost deposits. The cost of borrowings declined for the nine month period as FHLB advances and short-term borrowings repriced to lower rates. For the quarter, however, the overall cost of borrowed funds increased compared to the prior year due to a change in the mix of borrowed funds. The cost of FHLB advances continued to decline as a portion of the fixed rate advances were swapped to floating rate at a reduced interest cost.

Webster Financial Corporation and Subsidiaries

The following table shows the major categories of average assets and average liabilities together with their respective interest income or expense and the rates earned or paid by Webster.

	Three months ended September 30,
	2004			2003
			Fully Tax-			Fully Tax-
	Average		Equivalent	Average		Equivalent
(In thousands)	Balance	Interest (a)	Yield/Rate	Balance	Interest (a)	Yield/Rate
Assets
Interest-earning assets:
Loans	$11,401,076	145,456	5.06%	$8,953,970	114,792	5.09%
Securities	4,456,849	47,095	4.20 (b)	4,201,679	42,408	4.04 (b)
Loans held for sale	129,157	1,755	5.44	385,059	4,854	5.04
Short-term investments	31,231	106	1.33	18,593	56	1.18

Total interest-earning assets	16,018,313	194,412	4.82	13,559,301	162,110	4.75

Noninterest-earning assets	1,413,030			1,017,648

Total assets	$17,431,343			$14,576,949

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$1,357,230	—	—%	$1,042,556	—	—%
Savings, Now & money market deposits	5,673,797	12,703	0.89	4,393,262	9,851	0.89
Time deposits	3,366,232	19,908	2.35	2,642,488	16,973	2.55

Total interest-bearing deposits	10,397,259	32,611	1.25	8,078,306	26,824	1.32

Federal Home Loan Bank advances	3,147,887	23,373	2.91	2,319,927	22,127	3.73
Fed funds and repurchase agreements	1,608,818	5,919	1.44	2,576,065	7,486	1.14
Other long-term debt	695,365	9,561	5.50	326,000	4,330	5.31

Total borrowings	5,452,070	38,853	2.80	5,221,992	33,943	2.55

Total interest-bearing liabilities	15,849,329	71,464	1.78	13,300,298	60,767	1.80

Noninterest-bearing liabilities	82,696			81,836

Total liabilities	15,932,025			13,382,134
Capital securities and preferred stock of subsidiary corporation	9,577			131,220
Shareholders’ equity	1,489,741			1,063,595

Total liabilities and shareholders’ equity	$17,431,343			$14,576,949

Fully tax-equivalent net interest income		122,948			101,343
Less: tax equivalent adjustments		(1,660)			(414)

Net interest income		121,288			100,929

Interest-rate spread			3.04%			2.95%

Net interest margin			3.06%			2.99%

(a)	On a fully tax-equivalent basis.

(b)	For purposes of this computation, unrealized losses of $24.5 million and $561,000 for 2004 and 2003, respectively, are excluded from the average balance for rate calculations.

Webster Financial Corporation and Subsidiaries

	Nine months ended September 30,
	2004			2003
			Fully Tax-			Fully Tax-
	Average		Equivalent	Average		Equivalent
(In thousands)	Balance	Interest (a)	Yield/Rate	Balance	Interest (a)	Yield/Rate
Assets
Interest-earning assets:
Loans	$10,407,028	393,131	5.01%	$8,605,386	342,695	5.29%
Securities	4,424,813	138,533	4.18 (b)	4,185,538	140,521	4.54 (b)
Loans held for sale	127,846	4,964	5.18	345,382	13,618	5.26
Short-term investments	32,290	256	1.04	23,161	174	0.99

Total interest-earning assets	14,991,977	536,884	4.76	13,159,467	497,008	5.05

Noninterest-earning assets	1,174,680			967,783

Total assets	$16,166,657			$14,127,250

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$1,207,649	—	—%	$994,803	—	—%
Savings, Now & money market deposits	5,166,808	33,143	0.86	4,218,937	32,405	1.03
Time deposits	3,071,795	54,470	2.37	2,651,806	52,587	2.65

Total interest-bearing deposits	9,446,252	87,613	1.24	7,865,546	84,992	1.44

Federal Home Loan Bank advances	2,802,588	62,282	2.92	2,428,287	69,204	3.76
Fed funds and repurchase agreements	1,853,465	16,238	1.15	2,245,481	20,521	1.21
Other long-term debt	633,343	26,712	5.62	316,476	14,939	6.29

Total borrowings	5,289,396	105,232	2.62	4,990,244	104,664	2.77

Total interest-bearing liabilities	14,735,648	192,845	1.74	12,855,790	189,656	1.96

Noninterest-bearing liabilities	88,132			77,393

Total liabilities	14,823,780			12,933,183
Capital securities and preferred stock of subsidiary corporation	9,577			128,510
Shareholders’ equity	1,333,300			1,065,557

Total liabilities and shareholders’ equity	$16,166,657			$14,127,250

Fully tax-equivalent net interest income		344,039			307,352
Less: tax equivalent adjustments		(3,478)			(1,128)

Net interest income		340,561			306,224

Interest-rate spread			3.02%			3.09%

Net interest margin			3.05%			3.13%

(a)	On a fully tax-equivalent basis.

(b)	For purposes of this computation, unrealized gains of $1.3 million and $58.4 million for 2004 and 2003, respectively, are excluded from the average balance for rate calculations.

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

	Three months ended September 30			Nine months ended September 30,
	2004 v. 2003			2004 v. 2003
	Increase (decrease) due to			Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$(667)	31,331	30,664	$(18,671)	69,107	50,436
Loans held for sale	357	(3,456)	(3,099)	(204)	(8,450)	(8,654)
Securities and short-term investments	1,826	2,911	4,737	(10,893)	8,987	(1,906)

Total interest income	1,516	30,786	32,302	(29,768)	69,644	39,876

Interest on interest-bearing liabilities:
Deposits	(1,484)	7,271	5,787	(12,882)	15,503	2,621
Borrowings	3,388	1,522	4,910	(5,630)	6,198	568

Total interest expense	1,904	8,793	10,697	(18,512)	21,701	3,189

Net change in fully taxable-equivalent net interest income	$(388)	21,993	21,605	$(11,256)	47,943	36,687

Provision for Loan Losses

Management performs a quarterly review of the loan portfolio and based on this review determines the level of provision necessary to maintain an adequate loan loss allowance. Several factors influence the amount of the provision, primarily growth and mix in the loan portfolio, net charge-offs, the risk of loss on nonperforming and classified loans and the level of economic activity. The provision for loan losses was $4.0 million for the quarter and $14.0 million for the nine months, compared to $10.0 million and $20.0 million in the same periods a year ago. Net charge-offs in the third quarter and nine months of 2004 were $2.3 million and $7.6 million, compared to $11.5 million and $19.2 million for the same periods a year earlier. The annualized net charge-off ratio for the current quarter and nine months was 0.08% and 0.10% of total average loans, down from 0.52% and 0.30% a year earlier. At September 30, 2004 and December 31, 2003, the allowance for loan losses totaled $148.2 million and $121.7 million, or 1.28% and 1.32% of total loans, and represented 401% and 323% of nonperforming loans, respectively. The decline in net charge-offs and nonperforming loans partially offset the effects of an increasing portfolio and resulted in the decline in the provision of $6.0 million for the nine months from the same period a year earlier and $1.0 million for the quarter compared to a year ago. The higher level of net charge-offs in the prior year reflects the charge-off of a single commercial nonperforming loan during the third quarter of 2003.

For further information see the “Loan Portfolio Review and Allowance for Loan Loss Methodology”, included in the “Financial Condition — Asset Quality” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 37 through 41 of this report.

Webster Financial Corporation and Subsidiaries

Noninterest Income

Total noninterest income for the three months and nine months ended September 30, 2004 declined $5.4 million, or 8.4%, and $5.0 million, or 2.9%, respectively, from the same periods a year ago. These declines are explained by a one-time gain in the third quarter of 2003 of $4.2 million on the sale of telecommunication loans that were held for sale and the loss of revenue from the sale of Duff & Phelps, sold in the first quarter of 2004, which amounted to $4.8 million for the quarter and $11.7 million for the nine months. Adjusted for these items, noninterest income increased $3.6 million, or 6.5%, for the quarter and $10.8 million, or 6.9%, for the nine months.

The fee categories of deposit services, insurance and wealth management increased for both the quarter and nine months due to growth in core business activity. Loan and servicing fees declined during the quarter due to lower mortgage origination activity when compared to the prior year. Gains on sale of loans, excluding the telecommunication loan gains, declined in both the quarter and nine months also due to the lower mortgage origination activity as compared with the prior year.

During October 2004, a probe initiated by the New York Attorney General into the insurance industry was widely publicized. This probe focused on the relationships between carriers and brokers and how insurance brokers are compensated. Subsequent to the publicity surrounding the New York probe, public reports indicated that Connecticut's Attorney General also has begun a probe into insurance industry practices and has issued subpoenas to a number of insurance agents and brokers in Connecticut. While the initial outcome of the New York probe appears to be a bid rigging charge, the New York and Connecticut investigations also include a review of contingent payment practices by insurance companies to both brokers and agents.

Webster Insurance, receives contingent payments under standard agreements written by the insurance carriers; this is the standard practice throughout the industry. Contingent payments to Webster Insurance represent compensation incremental to commissions, typically based on the claims experience of the insureds and/or the volume of business written.

As of the date of this report, Webster has not been notified of any changes by its insurance carriers regarding the practice of paying contingent payments. For the nine months ended September 30, 2004, Webster Insurance accrued $3.8 million in contingent payment income.

Noninterest Expenses

Total noninterest expenses for the three and nine months ended September 30, 2004 were $103.8 million and $293.1 million, respectively, an increase from $93.7 million and $279.7 million recorded in the same periods a year ago. Adjusting for the effect of FIN 46R, expenses grew by $12.8 million, or 14.1%, for the third quarter and $21.8 million, or 8.0%, for the nine months. Webster’s acquisitions accounted for the majority of the increased noninterest expenses. Adjusting for the additional expenses resulting from the acquisitions of FIRSTFED and North American Bank & Trust, as well as the sale of Duff & Phelps, noninterest expenses rose 6.6% and 4.2% for the three and nine months, respectively. This increase reflects the continued investment in personnel and technology to meet our strategic plan for growth, as well as the opening of de novo branches.

Income Taxes

Income tax expense for the three and nine months ended September 30, 2004 is higher than the prior year periods primarily due to a higher level of income before taxes, partially offset by a lower effective tax rate. The effective tax rates for the three and nine months ended September 30, 2004 and 2003 were approximately 32.0% and 32.7%, respectively, compared with 33.1% and 33.2%, respectively, in the prior year. The majority of the decline in the effective tax rate can be attributed to Webster’s tax exempt income increase during the current periods due to an increase in the municipal securities portfolio.

Webster Financial Corporation and Subsidiaries

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

Financial Condition

Total assets increased $3.2 billion, or 22.2%, from December 31, 2003, reaching $17.8 billion as of September 30, 2004. The acquisition of FIRSTFED during the second quarter of 2004 as well as loan growth contributed significantly to this increase. Total loans increased $2.4 billion with all loan categories reflecting significant growth during the current year. The FIRSTFED acquisition contributed approximately $1.5 billion of loans. The securities portfolio, excluding trading securities, increased $185.8 million primarily in held to maturity securities increasing $150.0 million. The higher level of held to maturity securities is due to purchases of municipal securities during the current nine month period.

Total liabilities rose $2.9 billion, or 21.4%, since December 31, 2003. The increase is primarily due to deposit growth of $2.1 billion, or 24.7%, and total borrowings increase of $753.9 million. The FIRSTFED acquisition contributed approximately $1.5 billion of the increase in deposits and $130 million in borrowings. Increases were seen in all deposit categories. The increased level of total borrowings is primarily due to increases in FHLB advances of $510.0 million and long-term debt of $162.6 million. The change in long-term debt reflects $150.0 million of senior notes issued during the second quarter to fund the cash portion of the FIRSTFED purchase price.

The net increase in total equity of $365.1 million primarily reflects the value of Webster stock issued for the purchase of FIRSTFED that totaled $272.8 million and net income of $137.5 million. These were partially offset by an unfavorable change in net unrealized losses on available for sale securities of $25.4 million and the payment of $32.1 million in common stock dividends.

Total assets increased $776.4 million, or 4.6%, during the third quarter. Loan growth of $285.0 million along with investment securities of $350.6 million accounted for most of the increase. All loan categories grew during the quarter, most notably commercial loans. The increase in total assets for the current quarter was funded primarily by increases in total borrowings of $593.0 million, deposits of $66.5 million and equity of $67.1 million. The increase in total shareholder equity is primarily due to net income of $49.4 million, a favorable change of $23.5 million in unrealized losses that was partially offset by dividend payments to common shareholders of $12.1 million.

Loan Portfolio

Webster originates various types of commercial, commercial real estate, consumer and residential loans. At September 30, 2004 and December 31, 2003, total loans were $11.6 billion and $9.2 billion, respectively. Some of the loan products contributing to this growth would include commercial and residential permanent and construction mortgage loans, commercial and industrial loans including asset-based loans, equipment financing loans and secured and unsecured loans to middle market and small business customers and consumer loans including home equity lines of credit and home equity loans. At September 30, 2004 and December 31, 2003, commercial loans (including commercial real estate) represented 36% of the loan portfolio and residential loans represented 41% for both periods. The remaining portion of the loan portfolios consisted of consumer loans. Refer to Webster’s 2003 Annual Report on Form 10-K, pages 4 through 10, for a more complete description of lending activities and credit administration policies and

Webster Financial Corporation and Subsidiaries

procedures. A majority of the increase in the loan portfolio is a result of the acquisition of FIRSTFED that had $1.5 billion of loans.

Commercial Lending

The following is a discussion of the activities by each of Webster’s commercial lending divisions.

Middle Market

The Middle Market Division provides a full array of financial services to a diversified group of companies, primarily privately held and located in Connecticut, with annual revenues greater than $10 million. At September 30, 2004 and December 31, 2003, Middle Market loans, including commercial and owner-occupied commercial real estate, totaled $1.1 billion and $701.1 million, respectively, an increase of 50%. The FIRSTFED acquisition contributed approximately $188.0 million while the balance of the increase resulted from a combination of increased lending activity with existing customers and newly developed relationships. Originations for the third quarter and nine months of 2004 totaled $104.7 million and $220.4 million as compared to $95.9 million and $224.2 million for the same periods in 2003.

Asset-Based Lending

Effective January 2004, Whitehall Business Credit Corporation, Webster Bank’s asset-based lending subsidiary, changed its name to Webster Business Credit Corporation (“WBCC”). Asset-based loans are generally secured by accounts receivable and inventory of the borrower and, in some cases, also include additional collateral such as property and equipment. At September 30, 2004, total asset-based loans were $620.9 million, an increase of 17.8% over the $526.9 million at December 31, 2003. WBCC directly originates loans for its portfolio and sells participations to other financial institutions. In addition, it participates in loans originated by other banks and financial institutions. In its direct originations, it generally establishes depository relationships with the borrower through cash management accounts. At September 30, 2004 and December 31, 2003, the total of these deposits was $33.6 million and $26.4 million, respectively. During the third quarter and nine months of 2004, WBCC funded $29.4 million and $101.0 million, respectively, with new commitments of $110.8 million and $343.5 million compared to funding of $21.5 million and $154.5 million with new commitments of $59.0 million and $287.2 million for the same periods in 2003.

Business and Professional Banking

The Business and Professional Banking Division, previously Small Business Banking, provides a full array of commercial loan and deposit products to small businesses located throughout Connecticut, Southeastern Massachusetts, Rhode Island and Westchester County, New York. The division targets businesses with annual revenue of up to $10 million — providing commercial loan products with relationship credit exposures of generally up to $2 million.

The Business and Professional Banking Division administered a portfolio of approximately $636.5 million at September 30, 2004, a 66% increase from $382.9 million at December 31, 2003. The FIRSTFED acquisition contributed approximately $256 million in loans toward this increase. Included in the portfolio is $310.0 million of loans secured by commercial real estate. Originations totaled $58.1 million for the third quarter and $167.0 million for nine months of 2004. Webster Bank is a leader among Connecticut-based banks for providing loans of $1 million and under to small businesses in the state.

An objective of this division’s strategic plan is to also focus on deposit growth as part of the overall customer relationship. It has developed a variety of innovative small business deposit products and marketing programs that are designed to meet depositors’ needs and attract both short and long-term deposits. At September 30, 2004, small business deposit balances totaled $1.1 billion, from an increase of 12.2% the same period a year earlier.

Webster Financial Corporation and Subsidiaries

Equipment Financing

Center Capital Corporation (“Center Capital”) is a nationwide equipment financing company that transacts business with end-users of equipment, either by soliciting this business on a direct basis or through referrals from various manufacturers, dealers and distributors with whom they have business relationships. The portfolio totaled $597.8 million at September 30, 2004, compared with $506.3 million at December 31, 2003, an increase of 18.1%. Center Capital originated $99.3 million and $245.5 million in loans during the third quarter and nine months of 2004, compared to $70.6 million and $194.7 million during the same periods a year ago.

Specialized Lending

At September 30, 2004 and December 31, 2003, the Specialized Lending Division administered $166.5 million and $173.3 million of funded loans against commitments of $299.7 million and $323.9 million, respectively. Additionally, the portfolio contained $82.7 million and $84.6 million of funded Collateralized Loan Obligations against commitments of $91.7 million each at September 30, 2004 and December 31, 2003, all of which carry an investment grade rating by at least one of the independent rating agencies.

Insurance Premium Financing

Budget Installment Corp. (“BIC”) is an insurance premium financing company based in Rockville Centre, New York. BIC finances commercial property and casualty premiums for businesses throughout the United States that pay their insurance premiums on an installment basis. At September 30, 2004, total loans outstanding were $75.8 million compared to $61.4 million at December 31, 2003, an increase of 23.5%. Loans originated in the third quarter and nine months of 2004, totaled $53.3 million and $153.1 million compared to $37.5 million and $94.3 million for the same periods in 2003.

Commercial Real Estate Lending

Webster provides financing for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan and the income which is produced from the property and its tenants is the primary repayment source. It also makes acquisition, development and construction loans to residential builders. At September 30, 2004 and December 31, 2003, commercial real estate loans totaled $1.6 billion and $1.3 billion, respectively. Included in these loans are owner-occupied loans originated by the Middle Market and Business and Professional Banking divisions of $645.2 million and $395.6 million at September 30, 2004 and December 31, 2003, respectively. FIRSTFED contributed $326.4 million to the commercial real estate increase.

Cultivating relationships with high quality local, regional and national developers, both directly and through loan participations with selected banks both inside and outside its primary market, has been the unit’s goal as it seeks to maintain a core group of borrowers for repeat business, for cross selling opportunities, and to diversify its portfolio by geographic location. During the third quarter it originated $132.0 million and for the nine months of 2004 originated $357.6 million of commercial real estate loans, an increase of $94.9 million, or 36.1%, from the same period a year earlier.

Consumer Lending

At September 30, 2004 consumer loans totaled $2.6 billion, an increase of $449.3 million, or 21%, over $2.1 billion reported at December 31, 2003. The growth occurred primarily in floating rate home equity loans and is attributable to the lower interest rate environment and the expansion of lending into states contiguous to Connecticut. Originations during the third quarter and nine months of 2004 totaled $253.1 million and $743.6 million compared to $336.2 million and $1.0 billion for the same periods a year earlier. FIRSTFED contributed $250.1 million of the increase.

Residential Mortgage Loans and Mortgage Banking Activity

Webster is dedicated to providing a full complement of residential mortgage loan products that meet the financial needs of its customers. For the three and nine months ending September 30, 2004 and 2003, originated residential mortgage loans totaled $432.1 million and $1.4 billion compared to $1.3 billion and $3.4 billion for the same period in 2003. As long-term interest rates rose during the end of 2003, originations volume slowed. During the first quarter of 2004, long-term interest rates fell and application activity increased from the previous quarter, which had positively impacted the second quarter volume. Webster’s channels for the origination of these loans include its network of branches, referrals,

Webster Financial Corporation and Subsidiaries

loan officers and call center, as well as its National Wholesale Lending Group through third party licensed mortgage brokers in targeted areas of the United States. A majority of this originated loan volume, including servicing, is sold in the secondary market. Webster sells these residential mortgage loans in a manner consistent with its asset/liability management objectives. At September 30, 2004 and December 31, 2003, there were $111.2 million and $89.8 million, respectively, of residential mortgage loans held for sale. See Notes 5 and 6 of Notes to Consolidated Interim Financial Statements within this report for further information.

The residential mortgage loan portfolio totaled $4.8 billion and $3.7 billion at September 30, 2004 and December 31, 2003, respectively. FIRSTFED contributed approximately $788.0 million to this increase. At September 30, 2004, approximately $1.1 billion, or 23%, of the total residential mortgage loan portfolio were adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. Adjustable rate loans originated during 2004 and 2003, when fully-indexed, will be 2.75% above the constant maturity one-year U.S. Treasury yield index. At September 30, 2004, approximately $3.7 billion, or 77% of the total residential mortgage loan portfolio, was fixed rate.

Asset Quality

Loan Portfolio Review and Allowance for Loan Loss Methodology

Webster devotes significant attention to maintaining asset quality through conservative underwriting standards, active servicing of loans and aggressively managing nonperforming and classified assets. The allowance for loan losses is maintained at a level estimated by management to provide adequately for probable losses inherent in the current loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors which, in management’s judgment, deserve current recognition in estimating loan losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on nonperforming loans and classified loans, including an analysis of the collateral for these loans.

The adequacy of the allowance is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Webster’s Connecticut, Massachusetts and Rhode Island marketplace and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for loan losses is adequate at September 30, 2004, actual results in future periods may prove different and these differences could be significant. Management considers the adequacy of the allowance for loan losses to be a critical accounting policy.

See the Allowance for Loan Losses Methodology section within Management’s Discussion and Analysis on pages 35 through 36 of Webster’s 2003 Annual Report on Form 10-K for additional information.

Webster Financial Corporation and Subsidiaries

Nonperforming Assets

The amount of nonperforming assets decreased to $40.0 million, or 0.22% of total assets, at September 30, 2004 from $42.9 million, or 0.29% of total assets, at December 31, 2003 and down from $46.1 million, or 0.32% of total assets, at September 30, 2003. Total nonperforming loans decreased $7.1 million during the third quarter, primarily due to a decrease of $2.6 million in commercial real estate loans and a decrease in commercial loans of $4.0 million. During 2004, total nonperforming assets decreased $2.9 million including the FIRSTFED acquisition. The decline in nonperforming assets at September 30, 2004 from a year earlier occurred primarily in the commercial lending area, partially offset by a higher level of nonperforming commercial real estate loans. The increase in commercial real estate nonaccruals resulted primarily from the addition of FIRSTFED’s loan portfolio.

The following table details Webster’s nonperforming assets:

	September 30,	December 31,	September 30,
(In thousands)	2004	2003	2003
Loans accounted for on a nonaccrual basis:
Commercial:
Commercial banking	$11,291	13,772	15,676
Specialized lending	—	6,427	6,493
Equipment financing	4,501	5,583	8,241

Total commercial	15,792	25,782	30,410
Commercial real estate	11,157	3,325	1,940
Residential	7,695	6,128	7,087
Consumer	1,204	959	718

Total nonaccruing loans	35,848	36,194	40,155
Loans past due 90 days or more and accruing:
Commercial	1,116	494	995
Commercial real estate	—	956	353

Total loans past due 90 days or more and accruing	1,116	1,450	1,348
Foreclosed Properties:
Residential and consumer	547	942	541
Commercial	2,482	4,296	4,019

Total foreclosed properties	3,029	5,238	4,560

Total nonperforming assets	$39,993	42,882	46,063

The allowance for loan losses at September 30, 2004 was $148.2 million and represented 401% of nonperforming loans and 1.28% of total loans. This compares with an allowance of $121.7 million that represented 323% of nonperforming loans and 1.32% of total loans at December 31, 2003. The allowance was $117.7 million, or 284% of nonperforming loans and 1.29% of total loans, at September 30, 2003. For additional information on the allowance, see Note 7 of Notes to Consolidated Interim Financial Statements elsewhere in this report.

Not included in the totals above are performing troubled debt restructurings of $22,000, $731,000 and $579,000 at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

Webster Financial Corporation and Subsidiaries

Other Past Due Loans

The following table sets forth information as to loans past due 30–89 days.

	September 30, 2004		December 31, 2003		September 30, 2003
	Principal	Percent of loans	Principal	Percent of loans	Principal	Percent of loans
(Dollars in thousands)	Balances	total	Balances	total	Balances	total
Past due 30–89 days:
Residential	$10,000	0.09%	$9,443	0.10%	$10,916	0.12%
Commercial	8,235	0.07	6,285	0.07	6,854	0.08
Commercial real estate	5,037	0.04	14,419	0.16	3,014	0.03
Consumer	4,524	0.04	2,403	0.02	4,719	0.05

Total	$27,796	0.24%	$32,550	0.35%	$25,503	0.28%

The overall decrease in loans past due 30-89 days of $4.8 million at September 30, 2004 from December 31, 2003 is primarily due to a decrease of $9.4 million in commercial real estate loans, partially offset by small increases in the other loan categories.

Webster Financial Corporation and Subsidiaries

Classified Loans

Webster employs a dynamic risk rating system, designed to reflect the changes in the credit risk profile of each loan. The credit risk profile assesses the risks associated with both the borrower and the related loan facility. The rating system for Classified loans includes rating categories which correspond directly to the regulatory definitions for Substandard, Doubtful, and Loss rated loans.

The following table summarizes classified loans, including nonperforming loans.

			Commercial
			Commercial
(In thousands)	Total	Residential	Banking*	Specialized	CRE**	Consumer
September 30, 2004
Substandard:
Accruing	$89,463	449	88,258	533	223	—
Nonaccruing	32,234	7,678	20,639	—	2,800	1,117

Total substandard	121,697	8,127	108,897	533	3,023	1,117
Doubtful:
Nonaccruing	3,615	17	3,510	—	—	88
Loss	—	—	—	—	—	—

Total classified loans	$125,312	8,144	112,407	533	3,023	1,205

Classified as a percent of loan category	1.1%	0.2	3.8	0.2	0.3	—

December 31, 2003
Substandard:
Accruing	$72,638	999	63,408	8,231	—	—
Nonaccruing	29,403	6,097	17,413	5,067	—	826

Total substandard	102,041	7,096	80,821	13,298	—	826
Doubtful:
Nonaccruing	6,791	31	5,267	1,359	—	134
Loss	—	—	—	—	—	—

Total classified loans	$108,832	7,127	86,088	14,657	—	960

Classified as a percent of loan category	1.2%	0.2	4.0	5.7	—	—

September 30, 2003
Substandard:
Accruing	$69,216	802	50,401	18,013	—	—
Nonaccruing	36,365	7,058	23,551	5,133	—	623

Total substandard	105,581	7,860	73,952	23,146	—	623
Doubtful:
Nonaccruing	3,792	30	2,307	1,360	—	95
Loss	—	—	—	—	—	—

Total classified loans	$109,373	7,890	76,259	24,506	—	718

Classified as a percent of loan category	1.2%	0.2	4.4	8.6	—	—

*	Includes Middle Market, Business and Professional Banking, Asset-Based Lending and Equipment Financing.

**	Does not include CRE loans administered by Middle Market and Business and Professional Banking, which are included in Commercial Banking.

Webster Financial Corporation and Subsidiaries

Webster believes that early identification and management of problem loans serves to minimize future losses, therefore it employs a rigorous portfolio review and management process, which identifies deteriorating credit risk and proactively manages problem loans. Although up from prior year end, classified loans have declined from June 30, 2004. The decline occurred primarily in nonaccruing substandard commercial banking loans. This decline of $4.7 million resulted chiefly from the removal of three loans totaling $3.8 million which were current at September 30, 2004.

The increase from year end also occurred primarily in the commercial banking area. However, this is chiefly the result of an increasing portfolio as the percentage of classified loans to total in the commercial banking area decreased from year end.

The total of nonperforming loans included in classified loans at September 30, 2004 was $35.8 million, down $345,000 from year end and down $4.3 million from September 30, 2003. The remaining classified loans of $89.5 million at September 30, 2004, continued to perform in accordance with their contractual terms and accrue interest. Due to their classification as substandard, these currently performing loans are considered by management to be potential problem loans and may in the future become nonperforming loans.

Securities Portfolio

Webster maintains an investment portfolio that is primarily structured to provide a source of liquidity for its operating needs, to generate interest income and provide a means to balance interest rate sensitivity. At September 30, 2004 the investment portfolio totaled $4.5 billion, or 25.2% of total assets, compared with $4.3 billion, or 29.5%, at December 31, 2003 and $4.3 billion, or 29.3%, at September 30 a year ago. During the second quarter upon completion of the FIRSTFED merger, approximately $750 million of FIRSTFED’s securities were sold with the proceeds used to reduce short-term borrowed funds. At both September 30, 2004 and December 31, 2003, the portfolio consisted primarily of mortgage-backed securities.

The portfolio is managed by the Treasury Group in accordance with regulatory guidelines and established corporate investment policies. These guidelines and policies include limitations on aspects such as investment grade and ratings, concentrations and investment type to help manage risk associated with investing in securities. See Note 4 of Notes to Consolidated Interim Financial Statements for details on the portfolio.

Deposits

Total deposits increased $2.1 billion, or 24.7%, to $10.4 billion at September 30, 2004 from December 31, 2003 and $2.3 billion, or 28.3%, from September 30, 2003. The increases primarily occurred in core deposits, which consist of interest-bearing and noninterest bearing demand deposits, savings accounts and money market deposit accounts. These increases reflect the success of Webster’s strategic plan, which calls for increasing core deposits as a percentage of total deposits. The percentage of core deposits increased to 67.3% at September 30, 2004, up from 66.8% at December 31, 2003 and 66.9% at September 30 a year ago. The majority of the growth can be attributed to the acquisition of FIRSTFED in May which amounted to approximately $1.5 billion, with the remainder resulting from the continued success of the High Performance Checking products and de novo branch expansions. See Note 10 of Notes to Consolidated Interim Financial Statements for additional information.

Borrowing and Other Debt Obligations

Total borrowed funds, including other long-term debt, increased $753.9 million, or 15.3%, to $5.7 billion at September 30, 2004 from December 31, 2003. The increase is primarily a result of the $510.0 million increase in FHLB advances that includes $130 million from the FIRSTFED acquisition. In addition, Webster issued $150 million of senior notes during the second quarter of 2004 to finance the cash portion of the FIRSTFED acquisition. The senior notes, which are not redeemable prior to their maturity on April 1, 2014, have an interest rate of 5.125%. Moody’s, Standard & Poor’s and Fitch have rated the notes as investment grade. See Notes 11 and 12 of Notes to Consolidated Interim Financial Statements for additional information.

Webster Financial Corporation and Subsidiaries

Asset/Liability Management and Market Risk

Interest rate risk is the sensitivity of earnings to changes in interest rates and the sensitivity of the economic value of interest-sensitive assets and liabilities over short-term and long-term time horizons. The Asset/Liability Management Committee manages interest rate risk to maximize net income and net economic value over time in changing interest rate environments, within limits set by the Board of Directors. Management measures interest rate risk using simulation analyses to measure earnings and equity at risk. Earnings at risk is defined as the change in earnings from a base scenario due to changes in interest rates. Equity at risk is defined as the change in the net economic value of assets and liabilities due to changes in interest rates compared to a base net economic value. Economic value is measured as the net present value of future cash flows. Simulation analysis incorporates assumptions about balance sheet changes such as asset and liability growth, loan and deposit pricing and changes to the mix of assets and liabilities. Key assumptions relate to the behavior of interest rates and spreads, prepayment speeds and the run-off of deposits. From such simulations, interest rate risk is quantified and appropriate strategies are formulated and implemented.

Interest rate risk simulation analyses cannot precisely measure the impact that higher or lower rate environments will have on net income or net economic value. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies. Results may also vary based upon actual customer loan and deposit behaviors as compared with those simulated. These simulations assume that management does not take any action to mitigate any negative effects from changing interest rates.

During 2004, the methodology for calculating earnings at risk was changed from instantaneous to gradual interest rate changes. This was made to more closely reflect historical patterns of rate movements and to incorporate a larger degree of absolute rate change. The estimated impact of a gradual 100 basis point increase or decrease in interest rates on Webster’s annual net income starting September 30, 2004, is an increase of 0.5% and a decrease of 2.3%, respectively. As of December 31, 2003, the estimated impact for an instantaneous 100 basis point change up and down were decreases of 1.5% and 0.1%, respectively. For comparative purposes, the average yield curve change in the +100 basis point scenario for December 31, 2003 is approximately equivalent to the +200 basis point scenario for September 30, 2004. Webster’s analysis also includes gradual interest rate increases of 200 and 300 basis points. This analysis estimated that net income would increase by 0.6% in both scenarios. Measuring earnings at risk using gradual rate changes instead of rate shocks is more realistic and, therefore, more useful in measuring and managing risk. The current interest rate scenario anticipates rates will rise gradually throughout 2004 and 2005.

The change in sensitivity from year-end is primarily due to the incorporation into the twelve month forecast of an announced $750 million reduction in the securities portfolio deleveraging that will occur during the fourth quarter of 2004. The securities to be sold have a 2.1 year duration. The proceeds from the sale will be used to prepay $500 million of Federal Home Loan advances that had been swapped to floating rate at an average spread of approximately 365 basis points over one month LIBOR and $250 million of overnight borrowings. For additional information, see Note 17 of Notes to Consolidated Interim Financial Statements contained within this report.

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

Webster Financial Corporation and Subsidiaries

The following table summarizes the estimated economic value of assets, liabilities and balance sheet contracts at September 30, 2004 and December 31, 2003 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

		Estimated	Estimated Economic Value
	Book	Economic	Change
(In thousands)	Value	Value	-100 BP	+100 BP
September 30, 2004
Assets	$17,802,242	17,233,994	298,508	(392,938)
Liabilities	16,284,260	15,791,012	290,290	(262,470)
Off-balance sheet contracts		2,338	35,244	(33,386)

(Decrease) increase in net economic value			43,462	(163,854)
Net change as % of base net economic value			3.0%	(11.3)%
December 31, 2003
Assets	$14,568,690	14,382,681	274,299	(347,843)
Liabilities	13,415,795	13,415,770	294,220	(246,757)
Off-balance sheet contracts		(6,083)	32,839	(30,896)

(Decrease) increase in net economic value			12,918	(131,982)
Net change as % of Tier 1 Capital			1.4%	(13.1)%

The book value of assets exceeded the estimated economic value at September 30, 2004 and December 31, 2003 because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $676.2 million and $330.9 million, respectively.

As noted in the table above, the estimated volatility in economic value of equity has not changed significantly from year end for a 100 basis point rise in interest rates. While short term rates have risen from 75 to 100 basis points since year end, long term rates are relatively unchanged. Changes in net economic value are driven by changing durations of assets and liabilities and by changes in long term rates. Neither of these factors has changed by much since December 31, 2003. This analysis does not yet include the impact of the fourth quarter deleveraging transaction. The previously mentioned deleveraging plan to be implemented in the fourth quarter will reduce equity at risk to a rise in rates, but the impact will not be large, given the relatively short duration of the assets sold. In 2004, management began to compare changes in estimated economic value with base net economic value, instead of Tier 1 Capital, when calculating equity at risk. Changing this factor had no impact on the measured change in net economic value, but did modestly reduce the net change measurement as a percentage of the now larger denominator. The percentage measurement is now more consistent with industry practice.

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

At September 30, 2004 and December 31, 2003, FHLB advances outstanding totaled $3.0 billion and $2.5 billion, respectively. Webster Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $371.5 million at September 30, 2004. In addition, unpledged securities could have been used to increase

Webster Financial Corporation and Subsidiaries

borrowing capacity at the FHLB by an additional $1.2 billion or used to collateralize other borrowings, such as repurchase agreements.

The main sources of liquidity at the holding company are dividends from Webster Bank, investment income and net proceeds from capital offerings and borrowings. The main uses of liquidity are the payment of dividends to common stockholders, repurchases of common stock, purchases of investment securities and the payment of interest on borrowings and capital securities. There are certain regulatory restrictions on the payment of dividends by Webster Bank to the holding company. At September 30, 2004, $163.6 million of retained earnings were available for the payment of dividend to the holding company. Webster also maintains $75.0 million in available revolving lines of credit with correspondent banks.

On July 23, 2002, Webster announced a stock buyback program of 2.4 million shares, or approximately 5 percent of its 48.0 million shares of outstanding common stock as of the announcement date. Through September 30, 2004, Webster has repurchased 1,862,541 shares of its common stock under the buyback program, with 537,459 remaining shares to be repurchased. On July 22, 2003, a stock buyback program was announced consisting of 2.3 million shares. To date, no shares have been repurchased under this program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 42 through 43 under the caption “Asset/Liability Management and Market Risk”.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

There were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Sarbanes-Oxley Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require us to include an internal control report from management in our Annual Report on Form 10-K for the year ended December 31, 2004 and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting.

Webster Financial Corporation and Subsidiaries

Management acknowledges our responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, we have been conducting a process to document and evaluate our internal controls over financial reporting since 2003. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We believe our process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

Although as stated above we have not made any significant changes in our internal controls over financial reporting in the most recent fiscal quarter, based on our documentation and testing to date, we have made improvements in the documentation, design or effectiveness of internal controls over financial reporting. However, given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s conclusions at December 31, 2004 with respect to the effectiveness of our internal controls over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Webster or any of its subsidiaries is a party or of which any of their property is the subject.

Webster Financial Corporation and Subsidiaries

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser”, as defined by Section 240.10b-18(a)(3) of the Securities and Exchange Act of 1934, of shares of Webster common stock.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
July 1-31, 2004	—	—	—	2,837,459

August 1-31, 2004	—	—	—	2,837,459

September 1-30, 2004	—	—	—	2,837,459

Total	—	—	—	2,837,459

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

Webster Financial Corporation and Subsidiaries

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS UPDATE FOR ANNUAL MEETING

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

ITEM 5. OTHER INFORMATION

          Not applicable.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger by and between Webster Financial Corporation and FIRSTFED AMERICA BANCORP, INC., dated as of October 6, 2003 (filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on November 4, 2003 and incorporated herein by reference).

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K filed within the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Bylaws, as amended effective April 19, 2004 (filed as Exhibit 3.3 to the Corporation’s Quarterly Report on Form 10-Q with the SEC on May 10, 2004 and incorporated herein by reference).

4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Corporation’s Registration Statement on Form S-3 (File No. 333-81563) filed with the SEC on June 25, 1999 and incorporated herein by reference).

4.2	Rights Agreement, dated as of February 5, 1996, between the Corporation and Chemical Mellon Shareholder Services, L.L.C. (filed as Exhibit 1 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 12, 1996 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, entered into as of November 4, 1996, by and between the Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as an exhibit to the Corporation’s Current Report on Form 8-K filed with the SEC on November 25, 1996 and incorporated herein by reference).

4.4	Amendment No. 2 to Rights Agreement, entered into as of October 30, 1998, between the Corporation and American Stock Transfer & Trust Company (filed as Exhibit 1 to the Corporation’s Current Report on Form 8-K filed with the SEC on October 30, 1998 and incorporated herein by reference).

10.1	Amendment No. 3 to Webster’s Amended and Restated 1992 Stock Option Plan.

Webster Financial Corporation and Subsidiaries

10.2	Amendment No. 4 to Webster’s Amended and Restated 1992 Stock Option Plan.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

Webster Financial Corporation and Subsidiaries

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: November 9, 2004	By:	/s/ William J. Healy

William J. Healy
Executive Vice President and
Chief Financial Officer
Principal Financial Officer