Form 10-K
period 2004-12-31
WEBSTER FINANCIAL CORP
filed 2005-03-10
CIK 801337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2004.

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________.

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

Securities registered pursuant to Section 12(g) of the Act — Not Applicable

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Act). Yes ☑ No ☐

     The aggregate market value of voting and non-voting common equity held by non-affiliates of Webster Financial Corporation as of June 30, 2004 was $2,399,410,287.

     The number of shares of common stock outstanding, as of February 28, 2005: 53,768,574.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2005.

WEBSTER FINANCIAL CORPORATION AND SUBSIDARIES

WEBSTER FINANCIAL CORPORATION
2004 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1. Business

General

Webster Financial Corporation (“Webster” or the “Company”), a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Delaware in 1986. Webster, on a consolidated basis, at December 31, 2004 had assets of $17.0 billion and shareholders’ equity of $1.5 billion. Webster’s principal assets are all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”), and Webster Insurance, Inc. (“Webster Insurance”). Webster, through its various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout southern New England and eastern New York State, and equipment financing, asset-based lending, mortgage origination and insurance premium financing throughout the United States. Webster Bank provides business banking, retail banking, consumer financing, mortgage banking, call center, trust and investment services through 150 banking offices, 276 ATM’s and its Internet website (www.websteronline.com). Founded in 1935 it converted from a federal mutual to a federal stock institution in 1986. In 2004, Webster Bank converted from a federal savings bank to national bank charter, regulated by the Office of the Comptroller of the Currency. Webster’s common stock is traded on the New York Stock Exchange under the symbol of “WBS”.

Webster’s mission statement is the foundation of our operating principles. Stated simply as — “We Find A Way” to help individuals, families and businesses achieve their financial goals. The Company operates with a local market orientation and a vision to be the leading regional financial services provider in the markets we serve. Its operating objectives include developing customer relationships through cross-sale opportunities to fuel internal growth, increasing the products and services currently offered and expanding geographically in contiguous markets.

Retail Banking

Retail Banking is the oldest and largest part of our business. Our geographic reach stretches from Westchester County, New York and Fairfield County, Connecticut — one of the most affluent regions in the U.S. — through Connecticut. In 2004 we extended our franchise across Southern New England, by entering Rhode Island and southeastern Massachusetts, through the acquisition of FIRSTFED AMERICA BANCORP, INC. adding 26 branches to our network and approximately $1.5 billion in loans and deposits.

Our strong position within our service region is widely recognized. In terms of deposit share, Webster Bank ranks either first or second in our primary markets. These rankings are starting points for continued organic growth in the years ahead. Webster’s Retail Banking segment is intently focused on growing core deposits that fuel Webster’s profitability by attracting a growing number of customers and offering products and services that deepen our customer relationships.

New branches, high performance checking (HPC) and deeper relationships with our existing customers all depend upon gaining confidence and trust through skilled professionals in the field for their success. We select, develop and reward talented individuals in our retail banking system.

We are continually working to expand the franchise through de novo branches. In 2004 we opened four branches in Westchester County, New York, and one in Fairfield County, Connecticut which expanded and strengthened our contiguous market reach.

We also secured a position in the fast-moving health savings account market with our acquisition of HSA Bank. The largest bank provider of HSA accounts in the country.

Business and Professional Banking
Business and Professional Banking (“BP”) provides a full array of loan and deposit products to small businesses located in Webster’s markets. The BP market consists of businesses with annual revenue of up to $10 million, with relationship exposures up to $2 million and an array of business deposit products. This market segment represents a significant percentage of commercial businesses located within the boundaries of our marketplace. It originates loans and deposit relationships through a dedicated group of business bankers as well as through the branch network. It also plays a major role in supporting the Community Reinvestment Act goals by providing credit facilities to a wide range of small businesses, including many local not-for-profit organizations. A primary objective of BP’s strategy is to focus on deposit growth as part of the overall customer relationship and develop a variety of innovative small business deposit products that are designed to meet depositors’ needs and attract both short-term and long-term deposits.

Commercial Banking

Webster’s Commercial Banking group takes a direct relationship approach to providing lending, deposit and cash management services to middle market companies in our four-state franchise territory and commercial real estate loans principally in the Northeast. Asset-based lending and equipment financing is provided to customers across the United States. This well diversified portfolio totaled $4.3 billion at December 31, 2004 and is maintained and monitored under a strategy designed to mitigate credit risk.

Middle Market Lending
The Middle Market Division provides a full array of financial services to a diversified group of companies with revenues greater than $10 million, primarily privately held and located within Southern New England. Typical loan facilities include lines of credit for working capital, term loans to finance purchases of equipment and commercial real estate loans for owner-occupied buildings. Unit and relationship managers within the Middle Market Division average over 20 years of experience in the Connecticut market.

Commercial Real Estate Lending
The Commercial Real Estate Division provides primarily in and around Webster’s market variable rate and fixed rate financing alternatives for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan and the income generated from the property is the primary repayment source. Typically it lends on investment quality real estate, including apartments, anchored retail, industrial and office properties. Loan types include construction, construction mini-perm and permanent loans, in amounts that range from $2 million to $15 million and are diversified by property type and geographic location. The lending group consists of a team of professionals with a high level of expertise and experience. The majority of the lenders have more than 15 years of national lending experience in both construction and permanent lending with major banks and insurance companies.

Asset-Based Lending
Webster Business Credit Corporation (“WBCC”) is Webster Bank’s asset-based lending subsidiary with offices in New York, New York; South Easton, Massachusetts; Chicago, Illinois and Atlanta, Georgia. WBCC was previously named Whitehall Business Credit Corporation and changed its name effective January 5, 2004. Asset-based loans are generally secured by accounts receivable and inventories of the borrower and, in some cases, also include additional collateral such as property and equipment.

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

Center Capital markets its products nationally through a direct sales force of equipment financing professionals who are grouped by customer type or collateral-specific business. During 2004, financing initiatives encompassed four distinct industry/equipment niches, each operating as a division; Construction and Transportation Equipment Financing, Environmental Equipment Financing, Machine Tool Equipment Financing and Aviation Equipment Financing.

Within each division, Center Capital seeks to finance equipment that retains good value throughout the term of the underlying transaction. Little, if any, residual value risk is taken and, in many instances, financing terms cover only half of the financed equipment’s useful life. As such, and in the exceptional instances where it is forced to repossess its collateral, that equipment may have value equal to or in excess of the defaulted contract’s remaining balance. All credit underwriting, contract preparation and closing, as well as servicing (including collections) are performed centrally at Center Capital’s headquarters in Farmington, Connecticut.

Insurance Premium Financing
Budget Installment Corporation (“BIC”) is an insurance premium financing subsidiary of Webster Bank based in Rockville Centre, New York. BIC finances commercial property and casualty premiums for businesses throughout the United States that pay their insurance premiums on an installment basis.

Consumer Finance

Webster’s Consumer Finance division provides a convenient and competitive selection of residential first mortgages and home equity loans, through Webster Bank and People’s Mortgage Company (“PMC”), a wholly-owned subsidiary of Webster Bank. Webster Bank’s loan distribution channels consist of the branch network, loan officers, call center, as well as third party licensed mortgage brokers. Additionally, loan products may be offered periodically through direct mail programs. It also provides the convenience of the Internet for equity loan applications that are available in most states. PMC engages in mortgage banking activities throughout New England and the mid-Atlantic region.

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

Residential Mortgage and Mortgage Banking
Consumer Finance is dedicated to providing a full compliment of residential mortgage loan products that are available to meet the financial needs of Webster’s customers. While our primary lending markets are Connecticut, Southern New England and the mid-Atlantic region, we also lend nationally through our National Wholesale Lending Group. We offer customers products including conventional conforming and jumbo fixed rate loans, conforming and jumbo adjustable rate loans, Federal Housing Authority (“FHA”), Veterans Administration (“VA”) and state agency mortgage loans through Connecticut Housing Finance Authority (“CHFA”). Various programs are offered to support the Community Reinvestment Act goals at the state level. Types of properties consist of one-to-four family residences, owner and non-owner occupied, second homes, construction, permanent and improved single family building lots. Customer loans are normally retained in the residential mortgage portfolio with servicing retained. Non-customer loans are sold in the secondary market on a service-released basis.

The National Wholesale Lending production is originated by approved licensed mortgage brokers located throughout the United States and is underwritten, closed and funded by Webster Bank. The majority of this production is sold into the secondary market as mortgage-backed securities. The National Wholesale channel is headquartered in Cheshire, Connecticut and has three other regional offices located in Chicago, Illinois; Phoenix, Arizona; and Seattle, Washington.

PMC loan production is also originated by licensed professionals working in its regional locations. Loans are sold in the secondary market on a servicing-released basis.

Total residential mortgage originations for the group were $2.6 billion in 2004.

Consumer Loans
Webster Bank provides an array of consumer loan products to its customers. It concentrates on offering a range of products including home equity loans and lines of credit, as well as second mortgages and direct installment lending programs. There are no credit card loans in the consumer loan portfolio.

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

Risk Management, which is independent of the loan production areas, oversees the loan approval process, ensures adherence to credit policies and monitors efforts to reduce classified and nonperforming assets.

The Loan Review Department, which is independent of the loan production areas and loan approval, performs ongoing independent reviews of the risk management process, adequacy of loan documentation and assigned loan risk ratings. The results of its reviews are reported directly to the Audit Committee of the Board of Directors.

Insurance

Webster Insurance offers a full range of insurance products to both businesses and individuals. A regional insurance agency, Webster Insurance provides insurance products and services that include: commercial and personal property and casualty insurance; life, health, disability and long-term care insurance for individuals and businesses; annuities and investment products and risk management services. It is the largest insurance agency based in Connecticut and is headquartered in Wallingford with offices in several other Connecticut communities, including Westport, Waterford, Vernon, East Haven as well as an office in Harrison, New York. In 2004, as part of the FIRSTFED acquisition, Webster acquired FIRSTFED Insurance Agency, LLC, which provides insurance products in the Massachusetts and Rhode Island markets.

Wealth and Investment Services

This business line serves high net worth clients, not-for-profit organizations and business clients with investment management, trust, credit and deposit products and financial planning services through Webster Financial Advisors (“WFA”). WFA is comprised of three units, Trust, financial planning, as well as a lending and deposit product function that complements the private banking suite of products. WFA provides several different levels of financial plans. In addition, brokerage and investment products are offered through Webster Investment Services, Inc. (“WIS”).

WFA provides investment management and a comprehensive range of trust, custody, estate and administrative services to high net worth individuals, small to medium size companies and not-for-profit organizations (endowments and foundations). At December 31, 2004 and 2003, there were approximately $1.9 billion and $1.3 billion of trust assets under administration, of which $1.1 billion and $908.0 million were under management, respectively. These assets are not included in the Consolidated Financial Statements.

WIS offers securities services, including brokerage and investment advice, and is a registered investment advisor with over 100 registered representatives offering customers an expansive array of investment products including stocks and bonds, mutual funds, managed accounts and annuities. Brokerage and online investing services are available for customers who prefer to access and manage their own investments.

Information Technology Investment

Webster announced it will begin to use Fidelity Information Services, Inc., (“FIS”) under a ten-year agreement to provide information technology, application processing and item processing services. Webster plans to use new software for core data processing services, enhancing both capacity and speed for customer benefit in consumer, commercial, mortgage and small business accounts in Fidelity’s application service provider (“ASP”) environment. The migration to the new technology platform will be completed in the third quarter of 2005. Webster anticipates one-time implementation costs of approximately $5.7 million in 2005.

The new system will enhance sale and service delivery capabilities across its lines of business. Additionally, leveraging the processing capacity of Fidelity’s data centers will provide Webster with ability to continue to grow and expand its markets.

Business Segments

For segment reporting information, see Note 20 to the Financial Statements in Item 8 hereof.

Acquisitions

The Company’s growth and increase in market share have been achieved through both internal growth and acquisitions of financial institutions. We continually evaluate acquisition opportunities that complement our mission statement. Acquisitions typically involve the payment of a premium over book and market values. Acquisitions commonly result in one-time charges against earnings for costs to close the transaction, although cost-savings, especially incident to in-market acquisitions, are achieved.

The following acquisitions and sales transactions were completed during 2004 and their results of operations are included in the Consolidated Financial Statements for periods subsequent to the date of acquisition.

Duff & Phelps, LLC
Webster sold on March 15, 2004 its majority interest in Duff & Phelps, LLC, the Chicago-based financial advisory services and investment banking firm, to a private partnership group.

Phoenix National Trust Company
On March 31, 2004, Phoenix National Trust Company, (“Phoenix”), a wholly-owned subsidiary of the Phoenix Companies, Inc. was acquired by Webster Bank. Phoenix, which offered trust, custody and other financial services, was merged into Webster Trust Company, N.A., then a subsidiary of Webster Bank. Webster Trust has subsequently been merged into Webster Bank.

New York Branch
On April 21, 2004, Webster Bank completed the purchase of a banking branch with related deposits and loans from Hudson River Bank & Trust Company. The branch, located in Cohoes, New York, had deposit liabilities of approximately $11 million. This branch purchase was done as part of the overall charter change completed by Webster. The branch was closed and merged with Webster’s Scarsdale, New York branch.

FIRSTFED AMERICA BANCORP, INC.
As of the close of business on May 14, 2004, the acquisition of FIRSTFED AMERICA BANCORP, INC. (“FIRSTFED”), headquartered in Swansea, Massachusetts, the holding company of First Federal Savings Bank of America (“First Federal”) was completed. The agreement was a combination cash and stock transaction valued at approximately $460 million, or $24.50 per common share of FIRSTFED stock, payable 60% in Webster common stock and 40% in cash. First Federal was a federally chartered thrift with $2.7 billion in assets as of March 31, 2004 and 26 branches; 19 in Massachusetts and 7 in Rhode Island.

FirstFed Trust Company
Webster Bank sold its majority share in FirstFed Trust Company, N.A., to Coastline Trust Company, formerly MD Trust, LLC. The sale was completed on June 15, 2004.

First City Bank
On December 3, 2004, the acquisition of First City Bank, in a combination cash and stock transaction valued at approximately $33 million, or $27 per common share of First City Bank stock, payable 60% in Webster stock and 40% in cash, was completed. First City Bank was founded in 1989 and had $185.2 million in assets. It was headquartered in New Britain, Connecticut, with additional branches in Berlin, Plainville and Newington, all of which were relocated to existing Webster branches.

The following transaction announced during 2004 was closed on February 28, 2005:

Eastern Wisconsin Bancshares, Inc.
On September 7, 2004, Webster announced its entry into the health savings account market through a definitive agreement to acquire Eastern Wisconsin Bancshares, Inc., the holding company for State Bank of Howards Grove, headquartered in Howards Grove, Wisconsin. The acquisition will make Webster one of the largest custodians and administrators of health savings accounts in the United States. The purchase price is approximately $26 million in cash. The State Bank of Howards Grove has $163 million in assets and $144 million in deposits, including $100 million in health savings account deposits. This transaction closed on February 28, 2005.

A definitive agreement was announced on February 8, 2005 whereby Webster will divest The State Bank of Howards Grove’s two retail branches and related loans and deposits and retain the health savings account operation. The health savings account division operates under the name of HSA Bank. The branch sale is expected to close during the second quarter 2005.

Subsidiaries

Webster’s direct subsidiaries include Webster Bank and Webster Insurance. Webster also owns all of the outstanding common stock in the following unconsolidated financial vehicles: Webster Trust I and II, Webster Statutory Trust I and People’s Bancshares Capital Trust I. See Notes 14 and 21 of the Notes to Consolidated Financial Statements for additional information.

Below is a brief description of Webster’s principal direct and indirect subsidiaries.

Commercial Lending
Webster provides various commercial lending products through subsidiaries of Webster Bank to clients throughout the United States. Webster Business Credit Corporation provides asset-based lending services, Budget Installment Corporation finances insurance premiums for commercial entities and Center Capital provides equipment financing. Webster Growth Capital provides mezzanine financing for small to middle-market companies.

Retail Banking
Webster Bank is the primary source of retail activity within the consolidated group. Webster Bank provides banking services through 150 branches, 276 ATMs and the Internet. Insurance activities are conducted through Webster Insurance. Residential mortgage origination activity is conducted through both Webster Bank and People’s Mortgage Corporation.

Investment Planning and Securities Brokerage Activities
Brokerage and investment products are offered by Webster Investment Services, which is also a registered investment advisor. Fleming, Perry & Cox, Inc. provides financial planning services for high net worth individuals.

Other subsidiaries
Webster Mortgage Investment Corporation is a passive investment subsidiary whose primary function is to provide servicing on passive investments, such as residential and commercial mortgage loans purchased from Webster Bank.

Webster Preferred Capital Corporation is real estate investment trust, which acquires, holds and manages mortgage assets, principally residential mortgage loans acquired from Webster Bank.

Webster has various other subsidiaries that are not significant to the consolidated entity.

Employees

At December 31, 2004, Webster had 3,059 full-time equivalent employees consisting of 2,865 full-time and 378 part-time and other employees. None of the employees were represented by a collective bargaining group. Webster maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan and an employee 401(k) investment plan. Management considers relations with its employees to be good. See Note 18 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information on certain benefit programs.

Competition

We are subject to strong competition from banks and other financial institutions, including savings and loan associations, finance companies, credit unions, consumer finance companies and insurance companies. Certain of these competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems and a wider array of commercial banking services than Webster. Competition from both bank and non-bank organizations is expected to continue.

The banking industry is also experiencing rapid changes in technology. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. Technological advances are likely to increase competition by enabling more companies to provide cost effective products and services.

Webster faces substantial competition for deposits and loans throughout its market areas. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations, automated services and office hours. Competition for deposits comes primarily from other savings institutions, commercial banks, credit unions, mutual funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized service. Competition for origination of first mortgage loans comes primarily from other savings institutions, mortgage banking firms, mortgage brokers, commercial banks and insurance companies.

Supervision and Regulation

Webster is a bank holding company and is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act (“BHCA”). As such, the Federal Reserve is Webster’s primary federal regulator, and Webster is subject to extensive regulation, supervision, and examination by the Federal Reserve. Webster is subject to the capital adequacy guidelines of the Federal Reserve, which are applied on a consolidated basis. These guidelines require bank holding companies having the highest regulatory ratings for safety and soundness to maintain a minimum ratio of Tier 1 capital to total average assets (or “leverage ratio”) of 3%. All other bank holding companies are required to maintain an additional capital cushion of 100 to 200 basis points. The Federal Reserve capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. At December 31, 2004, Webster was well capitalized under the capital adequacy guidelines. The Federal Reserve also may set higher minimum capital requirements for a bank holding company whose circumstances warrant it, such as a bank holding company anticipating significant growth. The Federal Reserve has not advised Webster that it is subject to any special capital requirement.

Any bank holding company that failed to meet the minimum capital adequacy guidelines applicable to it would be considered to be undercapitalized and would be required to submit an acceptable plan to the Federal Reserve to achieve capital adequacy. The Federal Reserve considers a bank holding company’s capital ratios and other indicators of capital strength when evaluating proposals to expand banking or nonbanking activities, and it may restrict the ability of an undercapitalized bank holding company to pay dividends to its shareholders.

Webster also has made a declaration to the Federal Reserve of its status as a financial holding company under the Gramm-Leach-Bliley Act (“GLBA”). As a financial holding company, Webster is authorized to engage in certain financial activities that a bank holding company may not engage in. Currently, Webster engages in certain insurance agency activities pursuant to this authority. If a financial holding company fails to remain well capitalized and well managed, the company and its affiliates may not commence any new activity that is authorized particularly for financial holding companies. If a financial holding company remains out of compliance for 180 days or such longer period as the Federal Reserve permits, the Federal Reserve may require the financial holding company to divest either its insured depository institutions or all its nonbanking subsidiaries engaged in activities not permissible for a bank holding company. If a financial holding company fails to maintain a “satisfactory” or better record of performance under the Community Reinvestment Act, it may not commence any new activity authorized particularly for financial holding companies, but may continue to make merchant banking and insurance company investment in the ordinary course of business.

Webster Bank is a national association chartered by the Office of the Comptroller of the Currency (“OCC”). The OCC is its primary federal regulator, and it is subject to extensive regulation, supervision, and examination by the OCC. In addition, as to certain matters, Webster Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve. Webster Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the OCC that are similar to those applicable to Webster. At December 31, 2004, Webster Bank was in compliance with all minimum capital requirements. There also are substantial regulatory restrictions on Webster Bank’s ability to pay dividends to Webster. Under OCC regulations, Webster Bank may pay dividends to Webster without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. At December 31, 2004, Webster Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends to Webster of $123.7 million without the prior approval of the OCC. Its deposits are insured up to regulatory limits by the FDIC and are subject to corresponding deposit insurance assessments to maintain the FDIC insurance funds.

Any bank that is less than well-capitalized is subject the certain mandatory prompt corrective actions by its primary federal regulatory agency, as well as other discretionary actions, to resolve its capital deficiencies. The severity of the actions required to be taken increases as the bank’s capital position deteriorates. A bank holding company must guarantee that a subsidiary bank will meet its capital restoration plan, up to an amount equal to 5% of the subsidiary bank’s assets or the amount required to meet regulatory capital requirements, whichever is less. In addition, under Federal Reserve policy, a bank holding company is expected to serve as a source of financial strength for, and to commit financial resources to support its subsidiary banks. Any capital loans made by a bank holding company to a subsidiary bank are subordinated to the claims of depositors in the bank and to certain other indebtedness of the subsidiary bank. In the event of the bankruptcy of a bank holding company, any commitment by the bank holding company to a federal banking regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and would be entitled to priority of payment.

Webster Bank is authorized by the OCC to engage in trust activities and is subject to its regulation, supervision, and examination. Webster Bank provides trust and related fiduciary services to its customers. Webster Investment Services, Inc. (“WIS”) is registered as a broker-dealer and investment advisor and is subject to extensive regulation, supervision, and examination by the Securities and Exchange Commission (“SEC”). Fleming, Perry and Cox (“Fleming”) is registered as an investment advisor and is subject to extensive regulation, supervision and examination by the SEC. WIS and Fleming also are members of the National Association of Securities Dealers, Inc. (“NASD”) and are subject to its regulation. WIS is authorized to engage as a broker-dealer and Webster Bank is authorized to engage as an underwriter of municipal securities, and as such they are subject to regulation by the Municipal Securities Rulemaking Board. Webster Insurance is a licensed insurance agency with offices in the state of Connecticut and New York and is subject to registration and supervision by the State of Connecticut Department of Insurance.

Transactions between Webster Bank and its affiliates, including Webster, are governed by sections 23A and 23B of the Federal Reserve Act. Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and by requiring that such transactions be on terms that are consistent with safe and sound banking practices. Sections 23A and 23B and Regulation W of the Federal Reserve also regulate transactions by a bank with its financial subsidiaries that it may operate as a result of the expanded authority granted under GLBA.

Under GLBA, all financial institutions, including Webster, Webster Bank, and several of their affiliates and subsidiaries, are required to establish policies and procedures to restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request and to protect customer data from unauthorized access. In addition, the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) includes many provisions concerning national credit reporting standards, and permits consumers, including customers of Webster, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Federal Reserve and the Federal Trade Commission are granted extensive rulemaking authority under the FACT Act, and Webster Bank and its affiliates are subject to these provisions.

Webster has developed policies and procedures for itself and its subsidiaries, including Webster Bank, and believes it is in compliance with all privacy, information sharing, and notification provisions of GLBA and the FACT Act.

Under Title III of the USA PATRIOT Act, all financial institutions, including Webster, Webster Bank, and several of their affiliates and subsidiaries, are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking regulatory authorities and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking regulators and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution, such as Webster or Webster Bank, in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act and the BHCA. Webster and Webster Bank have in place a Bank Secrecy Act and USA PATRIOT Act compliance program, and they engage in very few transactions of any kind with foreign financial institutions or foreign persons.

The Sarbanes-Oxley Act (“SOA”) was adopted for the stated purpose to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOA is the most far-reaching U.S. securities legislation enacted in several years. It applies generally to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (“Exchange Act”), including Webster. The Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC and the Comptroller General. The Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act. In addition, the federal banking regulators have adopted generally similar requirements concerning the certification of financial statements by bank officials.

Available Information
Webster makes available free of charge on its website (www.wbst.com or www.websteronline.com) its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after it electronically files such material with, or furnishes it to the Securities and Exchange Commission. Information on Webster’s website is not incorporated by reference into this report.

Statistical Disclosure
The information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

		Page
I.	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differentials	17,18
II.	Investment Portfolio	25,52-54
III.	Loan Portfolio	25-27, 55,56
IV.	Summary of Loan Loss Experience	29,30,56
V.	Deposits	62,63
VI.	Return on Equity and Assets	13
VII.	Short-Term Borrowings	64,65

ITEM 2. Properties

At December 31, 2004, Webster Bank had 150 branch offices, which includes: 35 banking offices, including its main office, in New Haven County; 47 banking offices in Hartford County; 20 banking offices in Fairfield County; 9 banking offices in Litchfield County; 5 banking offices in Middlesex County; 2 banking offices in Tolland County and 1 banking office in New London County. It also maintains 5 banking offices in New York State, 19 in Massachusetts and 7 in Rhode Island. Of these, 75 offices are owned and 75 offices are leased. Lease expiration dates range from 1 to 83 years with renewal options of 3 to 35 years. Webster Financial Advisors has offices in Hartford, New Haven, Waterbury and is headquartered in Stamford, Connecticut. The National Wholesale Lending Group is headquartered in Cheshire, Connecticut and maintains offices in Chicago, Illinois; Phoenix, Arizona and Seattle, Washington.

Subsidiaries maintain the following offices: Webster Insurance has offices in Harrison, New York and East Haven, Vernon, Wallingford, Waterford and Westport, Connecticut. Webster Investment Services, Inc. is headquartered in Kensington, Connecticut with sales offices located throughout Webster’s branch network. Center Capital has offices in Blue Bell, Pennsylvania; Schaumburg, Illinois; Brookfield, Connecticut and is headquartered in Farmington, Connecticut. WBCC is headquartered in New York, New York with offices in Atlanta, Georgia; South Easton, Massachusetts; Chicago, Illinois and Hartford, Connecticut. BIC is headquartered in Rockville Centre, New York. Peoples Mortgage Corporation has offices in South Easton, Andover and Wellesley, Massachusetts; Hamden, Connecticut; Severna Park, Rockville and Towson, Maryland.

The total net book value of properties and furniture and fixtures owned at December 31, 2004 was $149.1 million. See Note 8 of Notes to Consolidated Financial Statements elsewhere in this report for additional information.

ITEM 3. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incident to the registrant’s business, to which Webster is a party or of which any of its property is subject.

ITEM 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2004, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
The common shares of Webster trade on the New York Stock Exchange under the symbol “WBS”.

The following table sets forth the quarterly high, low and dividends declared per share of common stock for the years ended December 31, 2004 and 2003. On February 28, 2005, the closing market price of Webster common stock was $43.80. Webster increased its quarterly dividend to $0.23 per share in the second quarter of 2004.

Common Stock (per share)

	Market Price		Dividends
2004	High	Low	Declared

First quarter	$51.65	$45.45	$0.21
Second quarter	51.00	42.56	0.23
Third quarter	50.04	45.95	0.23
Fourth quarter	51.33	46.99	0.23

	Market Price		Dividends
2003	High	Low	Declared

First quarter	$36.63	$33.93	$0.19
Second quarter	38.81	35.11	0.21
Third quarter	40.67	36.48	0.21
Fourth quarter	46.50	40.48	0.21

Holders
Webster had approximately 12,000 shareholders of common stock at February 14, 2005. The number of shareholders of record was determined by American Stock Transfer and Trust Company.

Dividends
Payment of dividends is subject to various restrictions, none of which is expected to limit any dividend policy that the Board of Directors may in the future decide to adopt. The payment of dividends from Webster Bank to Webster is subject to certain regulatory and other restrictions. Under OCC regulations, Webster Bank may pay dividends to Webster without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. At December 31, 2004, Webster Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of $123.7 million to Webster without the prior approval of the OCC. Its deposits are insured up to regulatory limits by the FDIC and are subject to corresponding deposit insurance assessments to maintain the FDIC insurance funds. If the capital of Webster is diminished by depreciation in the value of its property or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, no dividends may be paid out of net profits until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets has been repaired. See “Supervision and Regulation” section contained elsewhere within this report for additional information on dividends.

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2004).

Number of securities remaining
	Number of Securities	Weighted-average exercise	available for future issuance
	to be issued upon exercises	price of outstanding	under equity compensation
	of outstanding options,	options, warrants and	plans (excluding securities
Plan category	warrants and rights (a)	rights (b)	reflected in column (a)) (c)

Equity compensation plans approved by security holders	3,440,211	$33.15	1,729,195
Equity compensation plans not approved by security holders	—	—	—

Total	3,440,211	$33.15	1,729,195

  * This table does not include 106,145 options assumed in mergers and acquisitions transactions on an aggregated basis.

Recent sale of unregistered securities; use of proceeds from registered securities
No unregistered securities were sold by Webster within the last three years. Registered securities were exchanged either as part of an employee and director stock compensation plan or as consideration for acquired entities.

Purchases of equity securities by the issuer and affiliated purchases
The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser”, as defined by Section 240.10b-18(a)(3) of the Securities and Exchange Act of 1934, of shares of Webster common stock.

			Number of Shares	Maximum Number of
			Purchased of Total	Shares That May Yet
			That were Part of	Be Purchased Under
	Total Number of	Average Price Paid	Publicly Announced	the Plans or
Period	Shares Purchased	Per Share	Plans or Programs	Programs

October 1-31, 2004	9,675	$48.57	—	2,837,459
November 1-30, 2004	—	—	—	2,837,459
December 1-31, 2004	34,331	49.86	4,925	2,832,534

Total	44,006	$49.58	4,925	2,832,534

Other Events
The annual meeting of shareholders will be held on Thursday, April 21, 2005 at the Courtyard by Marriott, 63 Grand Street, Waterbury, Connecticut 06702.

ITEM 6. Selected Financial Data

	At or for year ended December 31,
(In thousands, except per share data)	2004	2003	2002	2001	2000

STATEMENT OF CONDITION
Total assets	$17,020,597	14,568,690	13,468,004	11,857,382	11,249,508
Loans, net	11,562,663	9,091,135	7,795,835	6,725,993	6,801,479
Securities	3,724,019	4,302,181	4,124,997	3,999,133	3,405,080
Goodwill and intangible assets	694,165	330,929	297,359	320,051	326,142
Deposits	10,571,288	8,372,135	7,606,122	7,066,471	6,981,128
FHLB advances and other borrowings	4,698,833	4,936,393	4,455,669	3,533,364	3,030,225
Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts (a)	—	—	121,255	150,000	150,000
Preferred stock of subsidiary corporation	9,577	9,577	9,577	9,577	49,577
Shareholders’ equity	1,543,974	1,152,895	1,035,458	1,006,467	890,374

STATEMENT OF INCOME
Interest income	$732,108	658,718	692,034	757,235	738,911
Interest expense	263,947	245,199	286,306	389,756	412,395

Net interest income	468,161	413,519	405,728	367,479	326,516
Provision for loan losses	18,000	25,000	29,000	14,400	11,800
Other noninterest income	205,394	213,909	162,195	151,477	120,376
Gain on sale of securities, net	14,313	18,574	23,377	10,621	8,445
Noninterest expenses	447,137	377,982	328,323	310,737	267,130

Income before income taxes, and cumulative effect of change in accounting method	222,731	243,020	233,977	204,440	176,407
Income taxes	68,898	79,772	73,965	68,834	58,116

Income before cumulative effect of change in accounting method	153,833	163,248	160,012	135,606	118,291
Cumulative effect of change in accounting method (net of taxes)	—	—	(7,280)	(2,418)	—

Net income	$153,833	163,248	152,732	133,188	118,291

Per Share Data
Net income per share — basic	$3.05	3.58	3.21	2.71	2.58
Net income per share — diluted	3.00	3.52	3.16	2.68	2.55
Dividends declared per common share	0.90	0.82	0.74	0.67	0.62
Book value per common share	28.79	24.91	22.69	20.48	18.19
Tangible book value per common share	16.30	18.18	16.64	14.65	12.18

Diluted weighted-average shares	51,352	46,362	48,392	49,743	46,428

Key Performance Ratios
Return on average assets	0.94%	1.15	1.22	1.15	1.11
Return on average shareholders’ equity	11.14	15.16	14.78	13.88	16.72
Net interest margin	3.11	3.14	3.50	3.48	3.29
Interest-rate spread	3.09	3.10	3.43	3.38	3.17
Noninterest income as a percentage of total revenue	31.94	35.99	31.38	30.61	28.29
Average shareholders’ equity to average assets	8.40	7.58	8.24	8.32	6.65
Dividend payout ratio	30.00	23.30	23.42	25.00	24.31

Asset Quality Ratios
Allowance for loan losses/total loans	1.28%	1.32	1.48	1.43	1.32
Net charge-offs/average loans	0.10	0.25	0.18	0.14	0.07
Nonperforming loans/total loans	0.31	0.41	0.55	0.84	0.60
Nonperforming asset/total assets	0.23	0.29	0.37	0.53	0.39

(a) Webster adopted FIN 46R on December 31, 2003, and in accordance with its provisions, deconsolidated the capital trusts and reported the associated liabilities as other long-term debt. Commencing in 2004, the costs have been reclassified from noninterest expenses to interest expense.

Selected Quarterly Consolidated Financial Information

Selected quarterly data for 2004 and 2003 follows:

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2004:
Interest income	$164,269	176,385	192,752	198,702
Interest expense	58,463	62,918	71,464	71,102

Net interest income	105,806	113,467	121,288	127,600
Provision for loan losses	5,000	5,000	4,000	4,000
Other noninterest income	49,223	51,462	53,257	51,452
Gain (loss) on sale of securities, net	5,500	5,616	5,843	(2,646)
Noninterest expenses	92,141	97,179	103,769	154,048

Income before income taxes	63,388	68,366	72,619	18,358
Income taxes	21,065	22,523	23,258	2,052

Net income	$42,323	45,843	49,361	16,306

Net income per common share:
Basic	$.92	.92	.93	.31

Diluted	.90	.91	.92	.30

2003:
Interest income	$169,447	164,737	161,696	162,838
Interest expense	64,771	64,118	60,767	55,543

Net interest income	104,676	100,619	100,929	107,295
Provision for loan losses	5,000	5,000	10,000	5,000
Other noninterest income	50,515	49,614	59,952	53,828
Gain on sale of securities, net	2,633	8,666	4,560	2,715
Noninterest expenses	92,806	93,199	93,697	98,280

Income before income taxes	60,018	60,700	61,744	60,558
Income taxes	20,081	20,090	20,429	19,172

Net income	$39,937	40,610	41,315	41,386

Net income per common share:
Basic	$.88	.89	.91	.90

Diluted	.86	.88	.89	.89

The fourth quarter of 2004 was impacted by the $750 million balance sheet de-leveraging transaction. Loss on sale of securities includes $4.0 million of losses related to the de-leveraging and non-interest expenses include $45.8 million of debt prepayment expenses. As a result, net income was reduced by $32.4 million, or $0.63 per diluted common share, after taxes.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements of Webster Financial Corporation and the Notes thereto considered elsewhere in this report (collectively, the “Financial Statements”).

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

Valuation of Goodwill/Intangible Assets and Analysis for Impairment
Webster, in part, has increased its market share through acquisitions, as well as from the purchase of other financial institution’s branches and selected assets (not entire institution). These acquisitions have been accounted for under the purchase method which requires that assets acquired and liabilities assumed be recorded at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates may result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques including multiples of revenue, price/equity and price/earnings ratios. For a discussion of impairment testing methodology, see Note 7 of Notes to Consolidated Financial Statements included elsewhere within this report.

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

Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statements tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income, to which “carry back” refund claims could be made. Valuation allowances are established against those deferred tax assets determined not likely to be realized (a full valuation allowance has been established for the Connecticut, Massachusetts and Rhode Island portion of the net deferred tax assets).

Deferred tax liabilities represent items that will require a future tax payment. They generally represent tax expense recognized in our financial statements for which payment has been deferred, or an expense taken on our tax return but not yet recognized in our financial statements. It also includes certain “non-cash” items such as purchase accounting adjustments, which represent a future financial statement expense not deductible for tax purposes.

For more information about income taxes see Note 9 of the Notes to Consolidated Financial Statements include elsewhere within this Report.

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

Results of Operations

Summary
Net income was $153.8 million or $3.00 per diluted shares in 2004, compared with $163.2 million or $3.52 the prior year. The decline is attributable to a balance sheet de-leveraging charge taken in the fourth quarter amounting to $32.4 million after-tax, or $0.63 per share. The de-leveraging contributed to significant improvement in the net interest margin, strengthened Webster’s capital position and improved the ability to respond to rising interest rates.

Our results for 2004 also reflect the interest rate environment during the year as short-term interest rates remained at or near historically low levels during much of the first half of 2004 and began to rise over the remainder of the year. As a result, our net interest margin declined slightly in 2004 to 3.11% compared to 3.14% a year ago. The decline in the net interest margin was more than offset by an increase of 13% in net interest income for the year driven primarily by growth of $2.0 billion in average earning assets. The margin improved in the second half of 2004, averaging 3.25% in the fourth quarter, as a result of the de-leveraging and the rise in interest rates.

Noninterest income declined by $12.8 million, or 5%, in 2004 due entirely to $19 million less revenue from Duff & Phelps, which was sold during the first quarter of 2004. Offsetting this was growth in the core fee categories of deposit services, insurance, loan and loan servicing and wealth and investment services which increased $17 million, or 11% compared to 2003. Gains on sale of loans and servicing declined $6.2 million during the year as a result of lower origination volume.

Noninterest expenses increased by $69 million and included $46 million of debt prepayment expenses related to the de-leveraging program. It also reflects continuing investment in personnel, technology and de novo branch openings under our strategic plan for growth. Partially offsetting this were declines resulting from the Duff & Phelps sale and the adoption of FIN 46R, which required the costs of the capital trusts to be classified as interest expense in 2004 instead of noninterest expenses as required in 2003.

	At or for the years ended December 31,

(Dollars in thousands, except per share data)	2004	2003	2002

Earnings
Net interest income	$468,161	413,519	405,728
Total noninterest income	219,707	232,483	185,572
Total noninterest expenses	447,137	377,982	328,323
Net income	153,833	163,248	152,732

Common Share Data
Net income (diluted)	$3.00	3.52	3.16
Dividends declared	0.90	0.82	0.74
Tangible book value	16.30	18.18	16.64
Book value	28.79	24.91	22.69

Diluted shares (average)	51,352	46,362	48,392

Selected Ratios
Return on average assets	0.94%	1.15	1.22
Return on average shareholders’ equity	11.14	15.16	14.78
Net interest margin	3.11	3.14	3.50
Efficiency ratio (a)	65.00	58.51	55.53
Tangible capital ratio	5.21	5.77	5.60

(a)	Total noninterest expense as a percentage of net interest income plus total noninterest income.

Table 1: Three-year average balance sheet and net interest margin.

	Year ended December 31,

		2004					2003					2002
	Average			Average		Average			Average		Average			Average
(Dollars in thousands)	Balance	Interest		Yields		Balance	Interest		Yields		Balance	Interest		Yields

Loans (a)	$10,719,446	547,308	(b)	5.11%		$8,756,883	460,677	(b)	5.26%		$7,451,370	454,673	(b)	6.10%
Loans held for sale	129,945	6,682		5.14		292,514	15,409		5.27		177,928	9,729		5.47
Securities	4,331,385	183,028		4.23	(c)	4,177,490	184,007		4.45	(c)	4,025,566	228,493		5.77	(c)
Short-term investments	30,651	390		1.27		25,588	250		0.98		22,188	364		1.64

Total interest-earning assets	15,211,427	737,408		4.85	(c)	13,252,475	660,343		5.00	(c)	11,677,052	693,259		5.97	(c)
Other assets	1,234,124					951,575					867,310

Total assets	$16,445,551					$14,204,050					$12,544,362

Demand deposits	$1,255,897	—		—		$1,010,952	—		—		$902,908	—		—
Savings, NOW, money market deposit accounts	5,286,637	47,683		0.90%		4,282,536	41,519		0.97%		3,551,731	49,521		1.39%
Certificates of deposits	3,162,939	72,923		2.31		2,677,863	69,792		2.61		2,810,220	96,641		3.44

Total deposits	9,705,473	120,606		1.24		7,971,351	111,311		1.40		7,264,859	146,162		2.01
FHLB advances	2,774,287	82,092		2.96		2,395,814	88,845		3.71		2,337,688	102,789		4.40
Fed funds and repurchase agreements	1,828,266	24,342		1.33		2,218,799	26,108		1.18		1,555,552	26,195		1.68
Other long-term debt	652,975	36,907		5.65		316,736	18,935		5.98		126,000	11,160		8.86

Total interest-bearing liabilities	14,961,001	263,947		1.76		12,902,700	245,199		1.90		11,284,099	286,306		2.54
Other liabilities	94,145					79,491					76,914
Capital securities and preferred stock of subsidiary corporation	9,577					145,227					149,666
Shareholders’ equity	1,380,828					1,076,632					1,033,683

Total liabilities and shareholders’ equity	$16,445,551	473,461				$14,204,050	415,144				$12,544,362	406,953

Less: fully taxable-equivalent adjustment		(5,300)					(1,625)					(1,225)

Net interest income		468,161					413,519					405,728
Interest rate spread				3.09	%(c)				3.10	%(c)				3.43	%(c)

Net interest margin				3.11	%(c)				3.14	%(c)				3.50	%(c)

(a)	Interest on nonaccrual loans has been included only to the extent reflected in the Consolidated Statements of Income. Nonaccrual loans are included in the average balance outstanding.

(b)	Includes amortization of net deferred loan costs (net of fees) and premiums (net of discounts) of: $14.2 million, $3.4 million and $3.7 million in 2004, 2003 and 2002, respectively.

(c)	Unrealized gains (losses) on available-for-sale securities are excluded from the average yield calculations. Unrealized net gains averaged $152,000, $46.4 million and $68.5 million for 2004, 2003 and 2002, respectively.

Net Interest Income
Net interest income also can be understood in terms of the impact of changing rates and changing volumes. The table below describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have impacted interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume) and (iii) the net change. The change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

Table 2: Net interest income — rate/volume analysis

	Years ended December 31,			Years ended December 31,
	2004 v. 2003			2003 v. 2002

	Increase (Decrease) due to			Increase (Decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total

Interest on interest-earning assets:
Loans, net	$(13,526)	100,157	86,631	$(67,416)	73,422	6,006
Loans held for sale	(371)	(8,356)	(8,727)	(372)	6,052	5,680
Securities and short-term investments	(12,028)	7,514	(4,514)	(53,879)	8,877	(45,002)

Total	(25,925)	99,315	73,390	(121,667)	88,351	(33,316)

Interest on interest-bearing liabilities:
Deposits	(13,522)	22,817	9,295	(47,902)	13,051	(34,851)
FHLB advances and other borrowings	501	8,952	9,453	(34,468)	28,212	(6,256)

Total	(13,021)	31,769	18,748	(82,370)	41,263	(41,107)

Net change in fully taxable-equivalent net interest income	$(12,904)	67,546	54,642	$(39,297)	47,088	7,791

Net interest income totaled $468.2 million for the year ended December 31, 2004, an increase of $54.6 million, or 13.2%, over the prior year and resulted from the growth in average earning assets of $2.0 billion during the year partially offset by a decline in the rate on earning assets. On a fully taxable-equivalent basis the net interest margin declined to 3.11% in 2004 from 3.14%. See the Table 2 above for further information.

The low interest rate environment during much of 2003 and the first half of 2004 contributed to the decline in margin. During this period mortgage related assets (loans and investments) and other fixed rate loans prepaid with the proceeds reinvested at lower yields. As can be seen from the rate/volume table above, the increase in net interest income in 2004 is entirely due to the volume growth in earning assets, which increased $2.0 billion or 14.8% with most of the growth occurring in the loan portfolio. Interest-bearing liabilities grew $2.1 billion, with deposits and borrowed funds increasing $1.7 billion and $324 million, respectively. Partially offsetting the volume increase was the decline in rate due to lower interest rate environment that existed in much of 2004 as compared to 2003. As a result, of the lower rates, asset yields dropped faster than liability costs. See “Asset/Liability Management and Market Risk” section within Management’s Discussion and Analysis for additional information.

The net interest margin improved throughout the second half of 2004. The fourth quarter de-leveraging transaction was the principal cause of the quarter’s net interest margin increasing to 3.25% from 3.06% in the third quarter. This increase in margin is expected to be maintained in 2005 and was one of the principal reasons for the de-leveraging transaction.

Interest Income
Total interest income increased $73.4 million, or 11.1%, to $732.1 million for the year 2004 as compared to $658.7 million the previous year. The increase in the volume of earning assets, with most of that growth occurring in the loan portfolio, was the primary cause of increased interest income. The increase in volume was partially offset by the low rates during much of the first half of the year.

The yield earned on earning assets declined during 2004 to 4.85% from 5.00% as a result of the lower interest rate environment as compared to the prior year. The yield on loans and investments decreased 15 and 22 basis points, respectively, during 2004. These yields did improve noticeably, however, during the second half of the year partly as a result of the balance sheet de-leveraging program and a rising interest rate environment.

Earning assets increased during 2004, fully offsetting the reduced yield. Earning assets averaged $15.2 billion during the year, up from $13.3 billion during 2003. Strong growth occurred in the loan portfolio, specifically in commercial, commercial real estate and home equity loans. The acquisitions of FIRSTFED and First City during 2004, contributed to the growth in assets and interest income.

Interest Expense
Interest expense increased $18.7 million, or 7.6%, to $263.9 million for 2004 as compared to $245.2 million the previous year. The increase was primarily due to an increase in the volume of interest-bearing liabilities, partially offset, by a decline in the cost of funds due to the lower interest rate environment during most of the year. Deposits accounted for the majority of the rate decline as their costs decreased to 1.24% in 2004 from 1.40% the prior year. Savings, checking and certificate of deposit offering rates were repriced downward earlier in the year and these rates are maintained in the second half of the year as interest rates began to rise. The cost of borrowings in 2004 was 2.73% consistent with 2003, however, increased volume added $9.0 million of expense. The use of swaps to change fixed rate borrowings to floating rates contributed to the reduced funding costs.

The average balance of interest-bearing liabilities increased $2.1 billion for 2004 compared to 2003. The increase was primary due to deposits increasing $1.7 billion. The majority of this increase occurred in the lower costing core deposits (i.e. savings, NOW and money market accounts), as certificate of deposit balances declined during 2004.

Provision for Loan Losses
The provision for loan losses declined to $18.0 million for the year ended December 31, 2004 from $25.0 million a year earlier, a decrease of 28.0%. The decrease in the provision for 2004 is a result of an additional provision of $5.0 million that was taken in the third quarter of 2003 reflecting the charge-off of a single commercial nonperforming loan. Excluding this additional provision in 2003, the provision decreased $2.0 million or 10.0%, reflecting the favorable asset quality trends, partially offset by an increase in the loan portfolio and a shift in mix to more commercial loans. During 2004, net charge-offs and nonperforming assets declined when compared to 2003. See Tables 10 through 15 for more information on nonperforming assets, the allowance for loan losses and net charge-offs. Management performs a quarterly review of the loan portfolio to determine the adequacy of the allowance for loan losses. See the “Allowance for Loan Losses Methodology” section later in this Management’s Discussion and Analysis for further details.

At December 31, 2004, the allowance for loan losses totaled $150.1 million or 1.28% of total loans compared to $121.7 million or 1.32% the prior year.

Noninterest Income

Table 3: Noninterest income comparison of 2004 to 2003.

	Year ended December 31,		Increase (decrease)
(In thousands)	2004	2003	Amount	%

Deposit service fees	$77,743	70,018	7,725	11.0%
Insurance revenue	43,506	39,975	3,531	8.8
Loan fees	28,574	26,384	2,190	8.3
Wealth and investment services	22,207	18,341	3,866	21.1
Gains on sale of loans and loan servicing, net	13,305	19,520	(6,215)	(31.8)
Increase in cash surrender value of life insurance	8,835	8,490	345	4.1
Financial advisory services	3,808	22,758	(18,950)	(83.3)
Other income	7,416	8,423	(1,007)	(12.0)

Noninterest revenues	205,394	213,909	(8,515)	(4.0)
Gain on sale of securities, net	14,313	18,574	(4,261)	(22.9)

Total noninterest income	$219,707	232,483	(12,776)	(5.5)%

The decrease in noninterest income is explained by a decline of $19.0 million in financial advisory revenue due to the sale of Duff & Phelps in the first quarter of 2004. Otherwise, noninterest income, increased by $6.2 million, or 3%. Increases in core fee categories of deposit service fees, insurance revenue, loan and loan servicing and wealth and investment services were offset by a decline of $6.2 million in gains on sale of loans and loan servicing due to lower mortgage origination volumes. Wealth and investment services income increased due to improved market conditions and stronger business development activities and the restructuring of the WIS sales teams during 2004.

In October 2004, a probe initiated by the New York Attorney General into the insurance industry was widely publicized. This probe focused on the relationships between carriers and brokers and how insurance brokers are compensated. Subsequent to the publicity surrounding the New York probe, public reports indicated that Connecticut’s Attorney General also has begun a probe into insurance industry practices and has issued subpoenas to a number of insurance agents and brokers in Connecticut. While the initial outcome of the New York probe appears to be a bid rigging charge, the New York and Connecticut investigations also include a review of contingent payment practices by insurance companies to both brokers and agents. To date, Webster Insurance has not been subpoenaed.

Webster Insurance receives contingent payments under standard agreements written by the insurance carriers; this is the standard practice throughout the industry. Contingent payments to Webster Insurance represent compensation incremental to commissions, typically based on the claims experience of the insureds and/or the volume of business written. As of the date of this report, Webster has not been notified of any changes by its insurance carriers regarding the practice of paying contingent payments.

Noninterest Expenses

Table 4: Noninterest expenses comparison of 2004 to 2003.

	Years ended December 31,		Increase (decrease)
(In thousands)	2004	2003	Amount	%

Compensation and benefits	$219,820	206,381	13,439	6.5%
Occupancy	35,820	30,698	5,122	16.7
Furniture and equipment	37,626	31,143	6,483	20.8
Intangible assets amortization	18,345	15,998	2,347	14.7
Marketing	13,380	11,508	1,872	16.3
Professional services	15,654	11,708	3,946	33.7
Capital securities	—	11,924	(11,924)	(100.0)
Dividends on preferred stock of subsidiary corporation	863	863	—	—
Acquisition costs	706	1,497	(791)	(52.8)
Debt prepayment expenses	45,761	—	45,761	100.0
Other expenses	59,162	56,262	2,900	5.2

Total noninterest expenses	$447,137	377,982	69,155	18.3%

The increase in noninterest expense is primarily attributable to $45.8 million of debt prepayment expenses against FHLB advances under the $750 million de-leveraging program in the fourth quarter of 2004. Excluding the de-leveraging, noninterest expenses increased by 6%.

The majority of the remaining increases is due to the combination of acquisitions during 2004 and late 2003 and the strategic investment in technology and de novo branch network. Capital securities expense decreased due to the adoption for FIN 46R on December 31 2003. Capital securities expense was recorded in interest expense for the 2004 year whereas in 2003 it was recorded in noninterest expense. Partially offsetting these increases were declines due to the Duff & Phelps sale during the first quarter of 2004.

Income Taxes
Income tax expense decreased from the prior year primarily due to a lower level of pre-tax income resulting from the $49.9 million de-leveraging program. Income tax expense was further reduced by $2.0 million from the favorable resolution of prior year tax audits in the fourth quarter of 2004. As a result of these two items, the effective tax rate was 30.9% in 2004, compared to 32.8% in the prior year.

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

Included in the net income for 2002 was a $7.3 million (net of taxes) writedown related to the cumulative effective of a change in method of accounting for the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets".

Net Interest Income
Net interest income totaled $413.5 million for the year ended December 31, 2003, an increase of $7.8 million or 1.9%. This resulted from an increase in average earning assets during the year offsetting a decline in the net interest margin (on a fully taxable-equivalent basis) to 3.14% for 2003 from 3.50% during the prior year. See the Table 2 above for further information.

The continued low interest rate environment during 2003 contributed to the margin compression. As rates declined during the first three quarters of the year mortgage related assets (loans and investments) and other fixed rate loans prepaid at increasing levels with the proceeds reinvested at lower yields. In addition, the high levels of prepayments on mortgage-backed securities resulted in the accelerated write-off of premium amortization in the second and third quarters of 2003. Premium amortization on securities totaled $16.7 million and $3.0 million for 2003 and 2002, respectively. As can be seen from the rate/volume table (Table 2) above, the increase in net interest income is entirely due to the volume growth in earning assets, offset by decreases in interest rates, with asset yields dropping faster than liability costs. See “Asset/Liability Management and Market Risk” section within Management’s Discussion and Analysis for additional information.

During the year, average earning assets increased $1.6 billion or 13.5% with most of the growth occurring in the loan portfolio. Interest bearing liabilities also grew $1.6 billion, with deposits and borrowed funds increasing $706 million and $912 million, respectively.

Net interest income also can be understood in terms of the impact of changing rates and changing volumes. Table 2 above describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have impacted interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume) and (iii) the net change. The change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

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

Table 5: Noninterest income comparison of 2003 to 2002

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

The increase in noninterest income is primarily due to increased gains on the loan sales for the year of $13.7 million. The interest rate environment during 2003 was very favorable for the mortgage production areas. Higher origination volume contributed approximately $8.8 million of increased gains from sale of mortgage loans into the secondary markets. In addition, the sale of telecommunication loans carried in the held for sale portfolio generated $4.9 million of gains. Insurance revenue continued to show growth in 2003, due principally to the acquisitions of The Mathog and Moniello Holding Co., Inc. (“Mathog”) and LJF Insurance Services (“LJF”) agencies in 2003, which added $11.3 million of the $12.9 million increase in insurance revenue. Increased premiums for property and casualty insurance contributed to the balance of the increase. Deposit service fees increased $6.9 million due to fees associated with usage of checking products, including the continued growth of accounts from the High Performance Checking product and $1.5 million in ATM related fees. Loan fees increased chiefly due to prepayment penalties, as borrowers sought to refinance their loans as a result of declining rates. Acquisitions contributed an additional $6.3 million to loan fee revenue. The increase in other income was the result of $1.6 million demutualization of life insured proceeds as well as $1.7 million in net direct investment gains.

Noninterest Expenses

Table 6: Noninterest expenses comparison of 2003 to 2002.

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2003	2002	Amount	%

Compensation and benefits	$206,381	171,042	35,339	20.7%
Occupancy	30,698	26,606	4,092	15.4
Furniture and equipment	31,143	29,167	1,976	6.8
Intangible assets amortization	15,998	16,017	(19)	(0.1)
Marketing	11,508	10,522	986	9.4
Professional services	11,708	11,404	304	2.7
Capital securities	11,924	13,525	(1,601)	(11.8)
Dividends on preferred stock of subsidiary corporation	863	863	—	—
Acquisition costs	1,497	1,965	(468)	(23.8)
Other expenses	56,262	47,212	9,050	19.2

Total noninterest expenses	$377,982	328,323	49,659	15.1%

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

The increase in furniture and occupancy is driven by the de novo branch expansion as well as the full year impact of four regional mortgage offices. Occupancy expense rose due to increased rent expense from acquisitions and de novo branch openings. Other expenses rose due to increased volume of loan originations and from acquisitions and business expansion. In 2003, $1.5 million of acquisition-related expense resulted from the North American Bank and Trust Company (“NABT”) purchase, compared to $2.0 million in 2002 relating to the WBCC purchase.

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

Financial Condition

Webster had total assets of $17.0 billion at December 31, 2004, an increase of $2.5 billion, or 17%, from the previous year end. The growth was primarily due to total loans increasing $2.5 billion as a result of the FIRSTFED and First City acquisitions and organic growth. Total liabilities increased by $2.1 billion with total deposits increasing $2.2 billion, total borrowings decreasing $237.6 million and other liabilities increasing $99.2 million. The $2.2 billion or 26.3% increase in total deposits for the current year includes the impact of the acquisitions, the continued success with the High Performance checking product and the opening of five new branches during the 2004 year. Higher core deposits (checking, money market and savings) accounted for $1.4 billion of the total deposit increase. The decrease in total borrowings of $237.6 million was primarily due to the de-leveraging transaction in which $750.0 million of borrowings were prepaid partially offset by the issuance of $150.0 million long-term senior notes issued related to the FIRSTFED acquisition.

Total equity was $1.5 billion at year end up $391.1 million or 33.9% for the current year. This increase was primarily due to net income of $153.8 million for the year, $291.0 million related to shares issued for the acquisitions and $12.1 million from stock option exercises, partially offset by $44.4 million of common stock dividend payments and a $24.1 million unfavorable change in unrealized gains (losses) on the available for sale securities portfolio.

Investment Activities
Webster, either directly or through Webster Bank, maintains an investment portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and to provide a means to balance interest-rate sensitivity. The investment portfolio may be classified into three major categories; available for sale, held to maturity and trading. On October 1, 2004, as permitted by the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, mortgage securities with a fair market value of $921.2 million were reclassified from available for sale to held to maturity. At December 31, 2004, the combined investment portfolios of Webster and Webster Bank totaled $3.7 billion. At December 31, 2004, Webster Bank’s portfolio consisted primarily of mortgage-backed securities and Webster’s portfolio consisted primarily of equity and corporate trust preferred securities. See Note 4 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information.

Webster Bank may acquire, hold and transact various types of investment securities in accordance with applicable federal regulations, state statutes and within the guidelines of its internal investment policy. The type of investments that it may invest in include: interest-bearing deposits of federally insured banks, federal funds, U.S. government treasury and agency securities, including mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), private issue MBSs and CMOs, municipal securities, corporate debt, commercial paper, banker’s acceptances, trust preferred securities, mutual funds and equity securities subject to restrictions applicable to federally charted institutions. Asset and liability management objectives also influence investment activities. While there may be no statutory limit on certain categories of investments, the OCC may establish an individual limit on such investments, if the concentration in such investments presents a safety and soundness concern.

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

In conjunction with the acquisition of FIRSTFED, Webster announced plans to de-leverage its balance sheet by up to $1.5 billion. During the second quarter of 2004, the first half of the de-leveraging took place with the sale of $750 million of FIRSTFED’s securities portfolio. The proceeds from the sale were used to reduce short-term borrowed funds.

During the fourth quarter of 2004, Webster completed its plan to de-leverage the balance sheet through the sale of $750.0 million of securities with an effective duration of 2.1 years. Proceeds from this de-leveraging were used to prepay approximately $500.0 million of FHLB advances that were swapped to floating rates and approximately $250.0 million of overnight borrowings. The aggregate yield on the securities sold was 3.53% while the aggregate cost on the borrowings prepaid was 4.27%. The objectives of the de-leveraging transaction were to improve the tangible capital ratio, reduce interest rate sensitivity and improve net interest margin.

Total securities, excluding the trading portfolio, decreased $577.6 million and reflects the de-leveraging transaction. The available for sale securities portfolio decreased $1.6 billion while the held to maturity portfolio increased $1.1 billion primarily due to a $921.0 million transfer of 15 year mortgage-backed securities from the available for sale to the held to maturity portfolio. The reclassification of these long duration securities provided further protection to tangible capital from upward movement in interest rates.

Table 7: Carrying value of investment securities

	At December 31,
		2004			2003			2002

			Percentage			Percentage			Percentage
(In thousands)	Amount		of Total	Amount		of Total	Amount		of Total

Trading:
Municipal bonds and notes	$—		—%	$555		—%	$5,752		0.1%

Available for Sale:
U.S. Government agencies notes	—		—	69,022		1.6	—		—
Municipal bonds and notes	390		—	—		—	109,025		2.6
Corporate bonds and notes	196,373		5.3	219,863		5.1	177,213		4.3
Equity securities	272,651		7.3	179,928		4.2	180,669		4.4
Mortgage-backed securities	2,024,992		54.4	3,659,442		85.1	3,652,338		88.6

Total available for sale	2,494,406		67.0	4,128,255		96.0	4,119,245		99.9

Held to Maturity:
Municipal bonds and notes	342,264		9.2	173,371		4.0	—		—
Mortgage-backed securities	887,349		23.8	—			—		—

Total held to maturity	1,229,613		33.0	173,371		4.0	—		—

Total securities	$3,724,019		100.0%	$4,302,181		100.0%	$4,124,997		100.0%

Loans

Table 8: Loan portfolio composition at December 31.

		2004		2003		2002		2001		2000
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Residential mortgage loans:
1-4 family units	$4,614,669	39.4%	$3,607,613	39.1%	$3,243,820	41.0%	$3,162,700	46.3%	$3,826,274	55.5%
Construction	160,675	1.4	136,400	1.5	142,387	1.8	223,583	3.3	302,776	4.4

Total	4,775,344	40.8	3,744,013	40.6	3,386,207	42.8	3,386,283	49.6	4,129,050	59.9

Commercial loans:
Commercial non-mortgage	1,409,155	12.0	1,007,696	11.0	913,529	11.5	911,473	13.4	1,097,267	15.9
Asset-based lending	547,898	4.7	526,933	5.7	465,407	5.9	135,401	2.0	110,131	1.6
Equipment financing	627,685	5.4	506,292	5.5	419,962	5.3	320,704	4.7	—	—

Total	2,584,738	22.1	2,040,921	22.2	1,798,898	22.7	1,367,578	20.1	1,207,398	17.5

Commercial real estate:
Commercial real estate	1,321,407	11.3	1,060,806	11.5	913,030	11.5	892,145	13.1	784,817	11.4
Commercial construction	393,640	3.3	220,710	2.4	116,302	1.5	82,831	1.2	72,216	1.0

Total	1,715,047	14.6	1,281,516	13.9	1,029,332	13.0	974,976	14.3	857,033	12.4

Consumer loans
Home equity credit loans	2,606,161	22.2	2,117,222	23.0	1,661,864	21.0	1,038,350	15.2	609,293	8.9
Other consumer	31,485	0.3	29,137	0.3	36,338	0.5	56,113	0.8	89,514	1.3

Total	2,637,646	22.5	2,146,359	23.3	1,698,202	21.5	1,094,463	16.0	698,807	10.2

Total loans (a)	11,712,775	100.0%	9,212,809	100.0%	7,912,639	100.0%	6,823,300	100.0%	6,892,288	100.0%
Less: allowance for loan losses	(150,112)		(121,674)		(116,804)		(97,307)		(90,809)

Loans, net	$11,562,663		$9,091,135		$7,795,835		$6,725,993		$6,801,479

(a)	Net of premiums, discounts and deferred costs.

Total loans increased 27.1% with commercial loans and commercial real estate loans increasing 26.6% and 33.8%, respectively from the previous year end. Residential and consumer loan categories also showed growth of 27.5% and 22.9%, respectively. The FIRSTFED and First City acquisitions completed by Webster during 2004 contributed approximately $1.6 billion of the overall $2.5 billion increase from the previous year end.

Selected Loan Maturity Schedule

Table 9: Contractual maturities and interest-rate sensitivity of selected loan categories at December 31, 2004.

	Contractual Maturity
	One Year	More than One	More Than
(In thousands)	or Less	to Five Years	Five Years	Total

Contractual Maturity
Construction loans:
Residential mortgage	$159,274	—	—	159,274
Commercial mortgage	311,308	50,882	29,645	391,835
Commercial loans	420,911	1,645,829	507,790	2,574,530

Total	$891,493	1,696,711	537,435	3,125,639

Interest-Rate Sensitivity
Fixed rate	$275,278	666,225	111,917	1,053,420
Variable rate	616,215	1,030,486	425,518	2,072,219

Total	$891,493	1,696,711	537,435	3,125,639

The contractual maturities are expected gross receipts from borrowers and do not reflect premiums, discounts and deferred costs.

Asset Quality

Asset quality improved in 2004 as nonperforming assets declined to $39.2 million compared to $42.9 million a year earlier. The level of the overall loan loss allowance decreased to 1.28% of total loans at year end compared with 1.32% at December 31, 2003, primarily due to growth in the loan portfolio through the acquisition of FIRSTFED and the favorable asset quality trends. Management believes the level of allowance at December 31, 2004 is adequate for the composition and the level of risks in the portfolio.

Nonperforming assets, loan delinquency and credit losses are considered to be key measures of asset quality. Asset quality is one of the key factors in the determination of the level of the allowance for loan losses. See “Allowance for Loan Losses” contained elsewhere within this section for further information on the allowance.

Nonperforming Assets
Management devotes significant attention to maintaining asset quality through conservative underwriting standards, active servicing of loans and aggressively managing nonperforming assets. Nonperforming assets include nonaccrual loans, loans past due 90 days or more and accruing and foreclosed properties. The aggregate amount of nonperforming assets decreased as a percentage of total assets to 0.23% at December 31, 2004 from 0.29% at December 31, 2003.

Nonperforming loans were $36.1 million at December 31, 2004, compared to $37.6 million at December 31, 2003. Nonperforming loans are defined as nonaccruing loans and loans past due 90 or more days and accruing. The ratio of nonperforming loans to total loans was 0.31% and 0.41% at December 31, 2004 and 2003, respectively. The allowance for loan losses at December 31, 2004 was $150.1 million and represented 416% of nonperforming loans and 1.28% of total loans. At December 31, 2003, the allowance was $121.7 million and represented 323% of nonperforming loans and 1.32% of total loans. Interest on nonaccrual loans that would have been recorded as additional interest income for the years ended December 31, 2004, 2003 and 2002 had the loans been current in accordance with their original terms approximated $2.1 million, $2.6 million, and $3.2 million, respectively. See Note 1 of Notes to Consolidated Financial Statements contained elsewhere within this report for information concerning the nonaccrual loan policy.

Total nonperforming loans decreased $1.5 million, or 4%. This decrease was primarily the result of an $8.9 million decrease in commercial loans, partially offset by a $5.1 million increase in commercial real estate loans. The decrease in commercial loans was principally due to two specialized lending credits totaling $6.4 million which were no longer nonperforming at December 31, 2004. One credit totaling $5.1 million was transferred to available for sale and sold and the other, totaling $1.3 million, was charged off. The increase in commercial real estate was primarily due to three credits added during 2004, one of which was from the FIRSTFED acquisition.

Table 10: Nonperforming assets.

	At December 31,
(In thousands)	2004	2003	2002	2001	2000

Loans accounted for on a nonaccrual basis:
Commercial:
Commercial banking	$13,502	20,199	18,885	29,521	16,528
Equipment financing	3,383	5,583	6,586	7,333	—

Total commercial	16,885	25,782	25,471	36,854	16,528
Commercial real estate	8,431	3,325	9,109	11,062	13,340
Residential	7,796	6,128	7,263	7,677	8,842
Consumer	1,894	959	894	1,823	2,324

Nonaccruing loans	35,006	36,194	42,737	57,416	41,034

Loans past due 90 days or more and accruing:
Commercial	1,122	494	515	—	—
Commercial real estate	—	956	—	—	—

Total loans past due 90 days or more and accruing	1,122	1,450	515	—	—

Total nonperforming loans	36,128	37,644	43,252	57,416	41,034

Nonaccruing loans held for sale:
Commercial	—	—	3,706	—	—

Foreclosed Properties:
Residential and consumer	214	942	509	2,504	2,284
Commercial	2,824	4,296	2,568	2,534	1,011

Total foreclosed property	3,038	5,238	3,077	5,038	3,295

Total nonperforming assets	$39,166	42,882	50,035	62,454	44,329

It is Webster’s policy that all loans 90 or more days past due are placed in nonaccruing status. Occasionally, there are circumstances that cause loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection.

Troubled Debt Restructures
The following accruing loans are considered troubled debt restructurings. A modification of terms constitutes a troubled debt restructuring if, for reasons related to the debtor’s financial difficulties, a concession is granted to the debtor that would not otherwise be considered.

Table 11: Troubled debt restructures.

	At December 31,
(In thousands)	2004	2003	2002	2001	2000

Residential	$—	710	826	1,262	1,588
Commercial real estate	—	—	18	3,767	3,842
Consumer	20	21	78	204	32

Total	$20	731	922	5,233	5,462

Other Past Due Loans

Table 12: Loans past due 30 to 89 days.

	December 31,
	2004		2003		2002		2001		2000

		Percent		Percent		Percent		Percent		Percent
	Principal	of loans	Principal	of loans	Principal	of loans	Principal	of loans	Principal	of loans
(Dollars in thousands)	Balances	outstanding	Balances	outstanding	Balances	outstanding	Balances	outstanding	Balances	outstanding

Residential	$11,296	0.10%	$9,443	0.10%	$13,318	0.17%	$18,359	0.27%	$20,974	0.30%
Commercial	21,338	0.18	6,285	0.07	21,894	0.28	16,286	0.23	10,883	0.16
Commercial real estate	6,611	0.06	14,419	0.16	21,324	0.27	22,973	0.34	16,101	0.23
Consumer	3,777	0.03	2,403	0.02	6,757	0.08	5,260	0.08	6,135	0.09

Total	$43,022	0.37%	$32,550	0.35%	$63,293	0.80%	$62,878	0.92%	$54,093	0.78%

Allowance for Loan Losses

Methodology
The allowance for loan losses is maintained at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors which, in management’s judgment, deserve current recognition in estimating loan losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on nonaccrual loans, classified loans and watch list loans including an analysis of the collateral for such loans. Management believes that the allowance for loan losses at December 31, 2004 is adequate to cover probable losses inherent in the loan portfolio.

Management considers the adequacy of the allowance for loan losses a critical accounting policy, consistent with the SEC’s financial release concerning critical accounting policies. As such, the adequacy of allowance for loan losses is subject to judgment in its determination. Actual loan losses could differ materially from management’s calculation if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Webster’s market and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for loan losses is adequate as of December 31, 2004, actual results may prove different and these differences could be significant.

Webster’s Loan Loss Allowance Committee meets on a quarterly basis to review and conclude on the adequacy of the allowance. In addition, the loan review function reports to the Audit Committee on a quarterly basis its findings during the past three months.

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

The data is analyzed and estimates of probable losses in the portfolio are estimated by calculating formula allowances for homogeneous pools of loans and classified loans and specific allowances for impaired loans. The formula allowance is calculated by applying loss factors to the loan pools based on historic default and loss rates, internal risk ratings, and other risk-based characteristics. Changes in risk ratings, and other risk factors, from period to period for both performing and nonperforming loans affect the calculation of the formula allowance. Loss factors are based on Webster’s loss experience, and may be adjusted for significant conditions that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. The following is considered when determining probable losses:

•	Webster utilizes migration models, which track the dynamic business characteristics inherent in the specific portfolios. The assumptions are updated periodically to match changes in the business cycle.

•	Pooled loan loss factors (not individually graded loans) are based on expected net charge-offs. Pooled loans are loans that are homogeneous in nature, such as residential and consumer loans.

•	The loan portfolios are characterized by historical statistics such as default rates, cure rates, loss in event of default rates and internal risk ratings.

•	Webster statistically evaluates the impact of larger concentrations in the commercial loan portfolio.

•	Comparable industry charge-off statistics by line of business, broadly defined as residential, consumer, home equity and second mortgages, commercial real estate and commercial and industrial lending, are utilized as factors in calculating loss estimates in the loan portfolios.

•	Actual losses by portfolio segment are reviewed to validate estimated probable losses.

At December 31, 2004, the allowance for loan losses was $150.1 million, or 1.28% of the total loan portfolio, and 416% of total nonperforming loans. This compares with an allowance of $121.7 million or 1.32% of the total loan portfolio, and 323% of total nonperforming loans at December 31, 2003.

Table 13: Allowance for loan losses activity.

	For the years ended December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000

Balance at beginning of year	$121,674	116,804	97,307	90,809	72,658
Allowances for acquired loans	20,698	2,116	16,338	1,851	10,980
Writedown of loans transferred to held for sale	—	—	(12,432)	—	—
Provisions charged to operations	18,000	25,000	29,000	14,400	11,800

Subtotal	160,372	143,920	130,213	107,060	95,438

Charge-offs:
Residential	(1,629)	(607)	(882)	(1,096)	(1,583)
Commercial	(12,709)	(24,898)	(13,775)	(8,978)	(3,781)
Commercial real estate (a)	—	—	—	—	—
Consumer	(613)	(644)	(1,093)	(1,501)	(1,452)

Total charge-offs	(14,951)	(26,149)	(15,750)	(11,575)	(6,816)
Recoveries:
Residential	689	252	191	333	372
Commercial	3,743	3,382	1,813	1,267	1,571
Commercial real estate (a)	—	—	—	—	—
Consumer	259	269	337	222	244

Total recoveries	4,691	3,903	2,341	1,822	2,187

Net charge-offs	(10,260)	(22,246)	(13,409)	(9,753)	(4,629)

Balance at end of year	$150,112	121,674	116,804	97,307	90,809

(a)	All Business and Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of charge-offs and recoveries.

Table 14: Net charge-offs to average outstanding loans by category.

	For the years ended December 31,
	2004	2003	2002	2001	2000

Residential	0.02%	0.01	0.02	0.02	0.03
Commercial	0.38	0.69	0.75	0.58	0.21
Commercial real estate	—	—	—	—	—
Consumer	0.01	0.02	0.05	0.16	0.19

Total	0.10%	0.25	0.18	0.14	0.07

Table 15: Allocation of loan loss allowance.

	At December 31,
	2004			2003		2002		2001		2000

		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
(Dollars in thousands)	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans

Allowance for loan losses at end of period applicable to:
Residential	$16,848	40.8%	$13,594	40.6%	$18,540	42.8%	$17,614	49.6%	$18,321	60.0%
Commercial	87,661	22.1	72,418	22.2	67,293	22.7	47,390	20.1	43,798	17.5
Commercial real estate	27,706	14.6	21,691	13.9	19,646	13.0	22,894	14.3	20,865	12.4
Consumer	17,897	22.5	13,971	23.3	11,325	21.5	9,409	16.0	7,825	10.1

Total	$150,112	100.0%	$121,674	100.0%	$116,804	100.0%	$97,307	100.0%	$90,809	100.0%

As management performed its review of the loan portfolio and the loan loss allowance, it considered various factors when determining the adequacy of the allowance. The amount allocated to the residential portfolio reflects the increase in the portfolio due to the acquisitions in 2004. The commercial loan allocation reflects growth in the portfolio partially offset by the decline in the amount of syndicated loans included in the specialized portfolio. The increased allocation for commercial real estate and consumer loans reflects the growth in these portfolios. Management believes that the allowance for loan losses at December 31, 2004 is adequate to cover probable losses in the loan portfolio.

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

Deposit Activities
Webster Bank continues to develop a variety of deposit programs designed to meet customer’s financial needs. A key strategic goal is to retain existing core deposit balances while attracting new customers. The key customer acquisition strategy is the High Performance Checking account program that offers consumers and small businesses a full line of accounts with varying features including both “free checking” without interest as well as several interest-bearing accounts. Savings accounts include both statement and passbook accounts as well as money market account and premium rate money market accounts. In addition, a variety of certificate of deposits that include both short and long-term maturity as well as options such as six month deferred interest payments and “bump-up” rate options are offered to consumers. Webster Bank continues to offer special IRA products, which include savings accounts, certificate of deposits and rollovers for individuals who receive lump sum distributions. Checking and savings products offer a variety of features including ATM and check card use, direct deposit, ACH payments, combined statements, automated telephone banking services, Internet-based banking, bank by mail as well as overdraft protection via a line of credit or transfer from another deposit account.

Webster Bank receives retail and commercial deposits through its main office and 149 other banking offices throughout Connecticut (118), Massachusetts (19), Rhode Island (7) and New York (5). Deposit customers can access their accounts in a variety of ways including branch banking, ATMs, internet banking or telephone banking. Effective advertising, direct mail, good service and competitive pricing policies are strategies that attract and retain deposits. In addition, commercial deposits are also received in the same manner and offers a variety of commercial accounts including a Totally Free Checking Product to meet small business customers’ financial needs.

Although not an integral part of its deposit strategies, from time to time, brokered deposits are used as a means of funds generation. As with any other funding source, Webster Bank considers its needs, relative cost and availability in determining the suitability of brokered deposits. At December 31, 2004 and 2003, outstanding brokered deposits totaled $281.6 million and $114.9 million, respectively.

Customer services also include 276 ATM facilities with membership in NYCE and PLUS networks and provide 24-hour access to linked accounts. The Internet banking service allows, among other things, customers the ability to open an account, transfer money between accounts, review statements, check balances and pay bills through the use of a personal computer. The telephone banking service provides automated customer access to account information 24 hours per day, seven days per week and to service representatives at certain established hours. Customers can transfer account balances, process stop payments and address changes, place check reorders, open deposit accounts, inquire about account transactions and request general information about products and services. These services provide for automatic loan payment features from its accounts as well as for direct deposit of Social Security, payroll, and other retirement benefits. See Note 11 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional deposit information.

Borrowings
Webster Bank is a member of the Federal Home Loan Bank system which functions in a reserve credit capacity for regulated, federally insured depository institutions and certain other home financing institutions. Members of the system are required to own capital stock in the FHLB and are authorized to apply for advances on the security of their FHLB stock and certain home mortgages and other assets (principally securities, which are obligations of, or guaranteed by, the United States Government or its agencies) provided certain creditworthiness standards have been met. Under its current credit policies, the FHLB limits advances based on a member’s assets, total borrowings and net worth. Long and short-term FHLB advances are utilized as a source of funding to meet liquidity and planning needs when the cost of these funds are favorable as compared to alternate funding sources. At December 31, 2004 and 2003, FHLB advances totaled $2.6 billion and $2.5 billion and represented 55% and 51%, respectively, of total outstanding borrowed funds.

In April 2004, Webster completed a senior note offering for $150.0 million. These notes have an interest rate of 5.125% and were priced to yield 5.18%. Net proceeds from this offering were used to partially fund the cash portion of the FIRSTFED acquisition. Webster also has outstanding $75.6 million of 5.875% senior notes due in 2007 issued in 2000. These notes require annual payments of $25.2 million. See Notes 12, 13 and 14 of Notes to Consolidated Financial Statements contained elsewhere within this report for further borrowing information.

Liquidity and Capital Resources

Liquidity management allows Webster to meet cash needs at a reasonable cost under various operating environments. Liquidity is actively managed and reviewed in order to maintain stable, cost effective funding to support growth in the balance sheet. Liquidity comes from a variety of sources such as the cash flow from operating activities including principal and interest payments on loans and investments, unpledged securities which can be sold or utilized to secure funding and by the ability to attract new deposits. Webster’s goal is to maintain a strong, increasing base of core deposits to support the growth in the loan portfolios.

The main sources of liquidity are payments of principal and interest from its loan and securities portfolio and the ability to use its loan and securities portfolios as collateral for secured borrowings. Webster Bank is a member of the FHLB system. At December 31, 2004, outstanding FHLB advances totaled $2.6 billion and there was additional borrowing capacity from the FHLB of $651.6 million. At December 31, 2004, investment securities were not fully utilized as collateral, and had all securities been used for collateral, Webster Bank would have additional borrowing capacity of approximately $913.6 million. There is also the ability to borrow funds through repurchase agreements, using the securities portfolio as collateral. At December 31, 2004, outstanding repurchase agreements totaled $1.1 billion. FHLB advances, repurchase agreements and other borrowings decreased $237.6 million from the prior year end, primarily due to the de-leveraging and a higher level of deposits.

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

During 2004 and 2003, a total of 95,677 and 331,722 shares, respectively, of common stock was repurchased utilizing funds of approximately $4.6 million and $12.4 million, respectively. The repurchased shares were the result of an announcement during the third quarter of 2001 a stock repurchase program to acquire 2.5 million shares of its common stock and a second stock repurchase program was announced during the third quarter of 2002 to buyback an additional 2.4 million shares. See Note 15 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information concerning stock repurchases.

Webster Bank is required by regulations adopted by the OCC to maintain liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OCC, may vary from institution to institution depending on such factors as the overall asset/liability structure, market conditions, competition and the nature of the institution’s deposit and loan customers. Management believes it exceeds all regulatory and operational liquidity requirements at December 31, 2004.

Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. At December 31, 2004, Webster Bank was in full compliance with all applicable capital requirements and met the FDIC requirements for a “well capitalized” institution. See Note 15 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information concerning capital.

Table 16: Contractual obligations and commercial commitments at December 31, 2004.

	Payments Due by Period
		Less than
(In thousands)	Total	one year	1-3 years	3-5 years	After 5 years

Contractual Obligations:
FHLB advances	$2,561,642	1,607,368	613,343	213,571	127,360
Senior notes	225,600	—	75,600	—	150,000
Subordinated notes	200,000	—	—	—	200,000
Junior subordinated debt	242,269	—	—	—	242,269
Other borrowed funds	1,426,698	1,024,890	205,675	113,133	83,000
Operating leases	105,123	15,208	25,648	15,890	48,377

Total contractual cash obligations	$4,761,332	2,647,466	920,266	342,594	851,006

	Amount of Commitment Expirations Per Period
	Total amounts	Less than
(In thousands)	committed	one year	1-3 years	3-5 years	After 5 years

Commercial Commitments:
Lines of credit	$2,065,523	829,691	627,052	389,107	219,673
Standby letters of credit	206,343	77,702	90,968	34,673	3,000
Other commercial commitment	659,040	373,353	234,624	32,957	18,106

Total commercial commitments	$2,930,906	1,280,746	952,644	456,737	240,779

Off-Balance Sheet Arrangements

In the normal course of operations, Webster engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding.

For the year ended December 31, 2004, Webster Bank engaged in no off-balance sheet transactions reasonably likely to have a material effect on the consolidated financial condition.

Asset/Liability Management and Market Risk

An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an Asset/Liability Committee (“ALCO”). The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board of Director approved risk limits. The Board sets limits for earnings at risk for parallel ramps in interest rates over 12 months of plus and minus 100, 200 and 300 basis points. Economic value or “equity at risk” limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points.

Management measures interest rate risk using simulation analyses to calculate earnings and equity at risk. These risk measures are quantified using simulation software from one of the leading firms in the field of asset/liability modeling. Key assumptions relate to the behavior of interest rates and spreads, prepayment speeds and the run-off of deposits. From such simulations, interest rate risk is quantified and appropriate strategies are formulated and implemented.

Earnings at risk is defined as the change in earnings due to changes in interest rates. Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of the period yield curve constant over the twelve month forecast horizon. Earnings simulation analysis incorporates assumptions about balance sheet changes such as asset and liability growth, loan and deposit pricing and changes to the mix of assets and liabilities. It is a measure of short-term interest rate risk. Equity at risk is defined as the change in the net economic value of assets and liabilities due to changes in interest rates compared to a base net economic value. Equity at risk analyzes sensitivity in the present value of cash flows over the expected life of existing assets, liabilities and off-balance sheet contracts. It is a measure of the long-term interest rate risk to future earnings streams embedded in the current balance sheet.

Key assumptions underlying the present value of cash flows include the behavior of interest rates and spreads, asset prepayment speeds and attrition rates on deposits. Cash flow projections from the model are continually compared to market expectations for similar collateral types and adjusted based on experience with the Bank’s own portfolio. The model’s valuation results are compared to observable market prices for similar instruments whenever possible. The behavior of deposit and loan customers is studied using historical time series analysis to model future customer behavior under varying interest rate environments.

The equity at risk simulation process uses multiple interest rate paths generated by an arbitrage-free trinomial lattice term structure model. The Base Case rate scenario, against which all others are compared, uses the month-end LIBOR/Swap yield curve as a starting point to derive forward rates for future months. Using interest rate swap option volatilities as inputs, the model creates multiple rate paths for this scenario with forward rates as the mean. In shock scenarios, the starting yield curve is shocked up or down in a parallel fashion. Future rate paths are then constructed in a similar manner to the Base Case.

Cash flows for all instruments are created for each scenario and each rate path using product specific prepayment models and account specific system data for properties such as maturity date, amortization type, coupon rate, repricing frequency and repricing date. The asset/liability simulation software is enhanced with a mortgage prepayment model and a Collateralized Mortgage Obligation database. Instruments with explicit options (i.e., caps, floors, puts and calls) and implicit options (i.e., prepayment and early withdrawal ability) require such a rate and cash flow modeling approach to more accurately quantify value and risk. On the asset side, risk is impacted the most by mortgage loans and mortgage-backed securities, which can typically prepay at any time without penalty and may have embedded caps and floors. On the liability side, there is a large concentration of customers with indeterminate maturity deposits who have options to add or withdraw funds from their accounts at any time. Webster Bank also has the option to change the interest rate paid on these deposits at any time.

Four main tools are used for managing interest rate risk: (1) the size and duration of the investment portfolio, (2) the size and duration of the wholesale funding portfolio, (3) off balance sheet interest rate contracts and (4) the pricing and structure of loans and deposits. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, the Committee’s interest rate expectations, the risk position and other factors. ALCO delegates pricing and product design responsibilities to individuals and sub-committees, but monitors and influences their actions on a regular basis.

Various interest rate contracts, including futures and options, interest rate swaps and interest rate caps and floors can be used to manage interest rate risk by reducing net exposures. As of December 31, 2004, Webster was paying the floating rate side of $875 million in interest rate swaps of varying maturities. These swaps were entered into during 2002, 2003 and 2004 in order to convert fixed rate FHLB advances, repurchase agreements, brokered deposits and subordinated debt into floating rate liabilities. All of the swaps qualify for the short-cut hedge accounting treatment under SFAS No. 133, except for $72 million of brokered CD swaps. The brokered CD swaps were terminated in the first quarter of 2005. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counter party to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged and therefore, the notional amounts should not be taken as a measure of credit risk. See Notes 1 and 16 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information.

Certain derivative instruments, primarily forward sales of mortgage-backed securities, are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage banking activities. Prior to closing and funds disbursement, an interest rate lock commitment is generally extended to the borrower. During such time, Webster Bank is subject to risk that market rates of interest may change impacting pricing on loan sales. In an effort to mitigate this risk, forward delivery sales commitments are established, thereby setting sales price.

During 2004, the methodology for calculating earnings at risk was changed from instantaneous to “ramps” or gradual interest rate changes. This was made to more closely reflect historical patterns of rate movements and to incorporate a larger degree of absolute rate change. The estimated impact of a gradual 100 basis point increase or decrease in interest rates on Webster’s annual net income starting December 31, 2004, is an increase of 0.4% and a decrease of 3.3%, respectively. As of December 31, 2003, the estimated impact for an instantaneous 100 basis point change up and down were decreases of 1.5% and 0.1%, respectively. Webster’s analysis also includes gradual interest rate increases of 200 and 300 basis points. This analysis estimated that net income would decrease by 0.1% and by 0.5% in the +200 and +300bp scenarios, respectively. For comparative purposes, the average yield curve change in the instantaneous +100 basis point interest rate shock scenario for December 31, 2003 is approximately equivalent to the gradual +200 basis point interest rate ramp scenario for December 31, 2004. Measuring earnings at risk using gradual rate changes instead of rate shocks is more realistic and, therefore, more useful in measuring and managing risk. Management’s expects interest rates to rise gradually throughout 2005 with the short end increasing by more than the long end of the yield curve.

These results include the addition of FIRSTFED in May 2004 and the $750 million securities portfolio de-leveraging that occurred during the fourth quarter of 2004. Earnings at risk to a rise in rates is essentially unchanged since last year. Risk to a fall in rates has increased, however, primarily due to deposit rates being closer to their assumed floors and the smaller size of the investment portfolio.

Webster is well within policy limits for all scenarios. Policy limits are also maintained for -200 and -300 basis point scenarios. Adherence to the limits for these scenarios has been temporarily suspended, however, until assumed declines along all points of the yield curve are feasible again.

Webster can also hold futures and options positions to minimize the price volatility of certain assets held as trading securities. Changes in the market value of these positions are recognized in the Consolidated Statements of Income in the period for which the change occurred.

Table 17: Market value sensitivity (Equity at risk).

		Estimated	Estimated Economic Value
	Book	Economic	Change
(Dollars in thousands)	Value	Value	-100 BP	+100 BP

2004
Assets	$17,020,597	16,430,957	246,773	(341,144)
Liabilities	15,476,623	14,842,477	276,937	(248,603)
Off-balance sheet contracts	—	(1,660)	24,318	(22,979)

Decrease in net economic value			(5,846)	(115,520)
Net change as % base net economic value			(0.4)%	(7.3)%

2003
Assets	$14,568,690	14,382,681	274,299	(347,843)
Liabilities	13,415,795	13,415,770	294,220	(246,757)
Off-balance sheet contracts	—	(6,083)	32,839	(30,896)

Increase (decrease) in net economic value			12,918	(131,982)
Net change as % of Tier 1 Capital			1.4%	(13.1)%

The book value of assets exceeded the estimated market value at December 31, 2004 and 2003 because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $694.2 million and $330.9 million, respectively. The above table includes interest-earning assets that are not directly impacted by changes in interest rates. Assets include equity securities of $272.7 million at December 31, 2004 and $179.9 million at December 31, 2003. Equity securities include $227.9 million of FHLB and FRB stock and $44.8 million in common stock at December 31, 2004. See Note 4 of Notes to the Consolidated Financial Statements contained elsewhere within this report for further information concerning investment securities. Values for mortgage servicing rights have been included in the tables above as movements in interest rates affect their valuation.

Changes in economic value can be best described using duration. Duration is a measure of the price sensitivity of financial instruments for small changes in interest rates and is expressed in terms of years. For fixed rate instruments it can also be thought of as the weighted average expected time to receive future cash flows. The longer the duration, the greater the price sensitivity for given changes in interest rates. Floating rate instruments are considered to have a duration of one month and therefore have very little price sensitivity due to changes in interest rates. Increases in interest rates typically reduce the value of fixed rate assets as future discounted cash flows are worth less at higher discount rates. A liability’s value decreases for the same reason in a rising rate environment. A reduction in value of a liability is a benefit, however, as this is an obligation of Webster.

At the end of 2004, Webster’s net economic value was less sensitive to a rise in rates than in 2003. The change in sensitivity was primarily due to changes in the structure of the balance sheet as long-term interest rates were relatively stable. The securities portfolio de-levering in 2004 reduced the amount of longer duration assets which reduced sensitivity of asset values to rises in rates. Liability durations fell slightly mainly due to expected deposit behavior. While short-term market rates rose 1.25% during 2004, deposit rates were essentially unchanged. The subsequent widening of deposit spreads shortened assumed duration thereby mitigating some of the benefit from the shortened asset durations.

Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster’s duration gap was positive 0.2 at the end of 2004. At the end of 2003, the duration gap was positive 0.4. A positive duration gap implies that assets are longer than liabilities and therefore, they have more economic price sensitivity than liabilities and will reset their interest rates slower than liabilities. Consequently, Webster’s net estimated economic value would decrease when interest rates rise as the increased value of liabilities would not offset the decreased value of assets. The opposite would occur when interest rates fall. Net income would also generally be expected to decrease when interest rates rise and increase when rates fall. The change in Webster’s duration gap is due to asset duration falling 0.4 to 1.8 and liability duration decreasing 0.2 to 1.6 in 2004 for the reasons discussed above.

These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The economic values and net income estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at December 31, 2004 represents a reasonable level of risk given the low probabilities of a decline in interest rates or significant increase in interest rates. Management, as always, is prepared to act in the event that interest rates do change rapidly.

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

ITEM 8. Financial Statements and Supplementary Data

MANAGEMENT REPORT ON INTERNAL CONTROL

We, as management of Webster Financial Corporation, and its Subsidiaries (“Webster”), are responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, we have concluded the Webster’s internal control over financial reporting is effective as of December 31, 2004.

The independent registered public accounting firm of KPMG LLP, as auditors of Webster’s consolidated financial statements, has issued an attestation report on management’s assessment of Webster’s internal control over financial reporting.

/s/ James C. Smith	/s/ William J. Healy

James C. Smith	William J. Healy
Chairman and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

March 10, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Webster Financial Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls, that Webster Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Webster Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflects the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Webster Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Webster Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Webster Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 10, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Hartford, Connecticut
March 10, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Webster Financial Corporation

We have audited the accompanying consolidated statements of condition of Webster Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Webster Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Webster Financial Corporation internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Hartford, Connecticut
March 10, 2005

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	At December 31,
(In thousands, except share and per share data)	2004	2003

Assets:
Cash and due from depository institutions	$248,825	209,234
Short-term investments	17,629	42,420
Securities: (Notes 4 and 13)
Trading, at fair value	—	555
Available for sale, at fair value	2,494,406	4,128,255
Held to maturity securities (fair value of $1,234,629 and $174,631)	1,229,613	173,371
Loans held for sale (Note 16)	147,211	89,830
Loans, net (Notes 5 and 6)	11,562,663	9,091,135
Accrued interest receivable	63,406	52,756
Goodwill (Note 7)	623,298	274,113
Cash surrender value of life insurance	228,120	180,556
Premises and equipment, net (Note 8)	149,069	95,631
Intangible assets (Note 7)	70,867	56,816
Deferred tax asset, net (Note 9)	70,988	38,088
Prepaid expenses and other assets (Note 10)	114,502	135,930

Total assets	$17,020,597	14,568,690

Liabilities and Shareholders’ Equity:
Deposits (Note 11)	$10,571,288	8,372,135
Federal Home Loan Bank advances (Note 12)	2,590,335	2,511,495
Securities sold under agreements to repurchase and other short-term borrowings (Note 13)	1,428,483	1,892,138
Other long-term debt (Note 14)	680,015	532,760
Accrued expenses and other liabilities	196,925	97,690

Total liabilities	15,467,046	13,406,218

Preferred stock of subsidiary corporation (Note 22)	9,577	9,577

Commitments and contingencies (Notes 5, 6 and 23)	—	—

Shareholders’ Equity: (Note 15)
Common stock, $.01 par value:
Authorized - 200,000,000 shares at December 31, 2004 and 2003;
Issued - 53,639,467 shares at December 31, 2004 and 49,512,045 shares at December 31, 2003	536	495
Paid-in capital	605,696	412,020
Retained earnings	942,830	833,357
Less Treasury stock at cost, 11,000 shares at December 31, 2004 and 3,235,826 shares at December 31, 2003	(547)	(112,713)
Accumulated other comprehensive (loss) income	(4,541)	19,736

Total shareholders’ equity	1,543,974	1,152,895

Total liabilities and shareholders’ equity	$17,020,597	14,568,690

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(In thousands, except per share data)	2004	2003	2002

Interest Income:
Loans	$547,308	460,677	454,671
Securities and short-term investments	178,118	182,632	227,634
Loans held for sale	6,682	15,409	9,729

Total interest income	732,108	658,718	692,034

Interest Expense:
Deposits (Note 11)	120,606	111,311	146,162
FHLB advances and other borrowings	106,434	114,953	128,984
Other long-term debt (Note 20)	36,907	18,935	11,160

Total interest expense	263,947	245,199	286,306

Net interest income	468,161	413,519	405,728
Provision for loan losses (Note 6)	18,000	25,000	29,000

Net interest income after provision for loan losses	450,161	388,519	376,728

Noninterest Income:
Deposit service fees	77,743	70,018	61,610
Insurance revenue	43,506	39,975	27,073
Loan fees	28,574	26,384	18,531
Wealth and investment services	22,207	18,341	15,918
Gain on sale of loans and loan servicing, net	13,305	19,520	5,808
Gain on sale of securities, net (Note 4)	14,313	18,574	23,377
Increase in cash surrender value of life insurance	8,835	8,490	9,042
Financial advisory services	3,808	22,758	19,277
Other income	7,416	8,423	4,936

Total noninterest income	219,707	232,483	185,572

Noninterest Expenses:
Compensation and benefits (Notes 18 and 19)	219,820	206,381	171,042
Occupancy	35,820	30,698	26,606
Furniture and equipment	37,626	31,143	29,167
Intangible assets amortization (Note 7)	18,345	15,998	16,017
Marketing	13,380	11,508	10,522
Professional services	15,654	11,708	11,404
Capital securities (Note 14 and 21)	—	11,924	13,525
Dividends on preferred stock of subsidiary corporation (Note 22)	863	863	863
Acquisition costs	706	1,497	1,965
Debt prepayment (Note 12)	45,761	—	—
Other expenses	59,162	56,262	47,212

Total noninterest expenses	447,137	377,982	328,323

Income before income taxes and cumulative effect of change in accounting method	222,731	243,020	233,977
Income taxes (Note 9)	68,898	79,772	73,965

Income before cumulative effect of change in accounting method	153,833	163,248	160,012
Cumulative effect of change in accounting method (net of tax benefit of $3,920) (Note 7)	—	—	(7,280)

Net Income	$153,833	163,248	152,732

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

	Years ended December 31,
(In thousands, except per share data)	2004	2003	2002

Net income	$153,833	163,248	152,732

Basic earning per share:
Income before cumulative effect of change in accounting method	$3.05	3.58	3.36
Cumulative effect of change in accounting method	—	—	(0.15)

Net income	$3.05	3.58	3.21

Diluted earnings per share:
Income before cumulative effect of change in accounting method	$3.00	3.52	3.31
Cumulative effect of change in accounting method	—	—	(0.15)

Net Income	$3.00	3.52	3.16

Weighted average shares outstanding:
Basic	50,506	45,542	47,584
Dilutive effect of stock-based compensation	846	820	808

Diluted	51,352	46,362	48,392

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In thousands)	2004	2003	2002

Net Income	$153,833	163,248	152,732
Other comprehensive income (loss), net of tax:
Unrealized net holding (loss) gain on securities available for sale arising during year (net of income tax effect of $(9,806), $(14,908) and $32,351 for 2004, 2003 and 2002, respectively)	(14,515)	(21,343)	48,628
Reclassification adjustment for net gains included in net income (net of income tax effect of $(5,179), $(7,311) and $(9,194) for 2004, 2003 and 2002, respectively)	(9,617)	(11,024)	(13,862)
Additional minimum pension liability (net of income tax effect of $474)	—	—	881
Deferred gain on cash flow hedge (Note 14)	—	1,690	—
Reclassification adjustment for cash flow hedge gain amortization included in net income	(169)	(162)	—
Reclassification adjustment for amortization of unrealized loss (gain) upon transfer to held to maturity (net of income tax)	24	(21)	—

Other comprehensive (loss) income	(24,277)	(30,860)	35,647

Comprehensive income	$129,556	132,388	188,379

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Employee	Accumulated
					Stock	Other
					Ownership	Compre-
					Plan Shares	hensive
	Common	Paid-in	Retained	Treasury	Purchased	Income
(In thousands, except per share data)	Stock	Capital	Earnings	Stock	With Debt	(Loss)	Total

Balance, December 31, 2001	$495	411,196	590,254	(10,141)	(286)	14,949	1,006,467

Net income for 2002	—	—	152,732	—	—	—	152,732
Dividends paid:
$.74 per common share	—	—	(35,463)	—	—	—	(35,463)
Allocation of ESOP shares	—	571	—	—	286	—	857
Exercise of stock options	—	(1,630)	—	7,664	—	—	6,034
Common stock repurchased	—	—	—	(138,511)	—	—	(138,511)
Common stock issued in acquisition	—	—	—	2,765	—	—	2,765
Net unrealized gain on securities available for sale, net of taxes	—	—	—	—	—	34,766	34,766
Stock-based compensation	—	1,007	8	3,905	—	—	4,920
Additional minimum pension liability adjustment, net of tax	—	—	—	—	—	881	881
Other, net	—	10	—	—	—	—	10

Balance, December 31, 2002	495	411,154	707,531	(134,318)	—	50,596	1,035,458

Net income for 2003	—	—	163,248	—	—	—	163,248
Dividends paid:
$.82 per common share	—	—	(37,422)	—	—	—	(37,422)
Exercise of stock options	—	(3,647)	—	11,916	—	—	8,269
Common stock repurchased	—	—	—	(12,400)	—	—	(12,400)
Common stock issued in acquisition	—	1,812	—	20,163	—	—	21,975
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	—	(32,367)	(32,367)
Stock-based compensation	—	3,692	—	1,926	—	—	5,618
Repurchase of capital trust securities	—	(991)	—	—	—	—	(991)
Deferred gain from hedge, net of amortization	—	—	—	—	—	1,528	1,528
Amortization of unrealized gain on securities transferred to held to maturity, net of taxes	—	—	—	—	—	(21)	(21)

Balance, December 31, 2003	495	412,020	833,357	(112,713)	—	19,736	1,152,895

Net income for 2004	—	—	153,833	—	—	—	153,833
Dividends paid:
$.90 per common share	—	—	(44,361)	—	—	—	(44,361)
Exercise of stock options	2	5,659	—	6,453	—	—	12,114
Common stock repurchased	—	—	—	(4,620)	—	—	(4,620)
Common stock issued in acquisitions	40	182,289	1	108,650	—	—	290,980
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	—	(24,132)	(24,132)
Stock-based compensation	—	5,704	—	1,683	—	—	7,387
Amortization of deferred hedging gain	—	—	—	—	—	(169)	(169)
Amortization of unrealized loss on securities transferred to held to maturity, net of taxes	—	—	—	—	—	24	24
Other	(1)	24	—	—	—	—	23

Balance, December 31, 2004	$536	605,696	942,830	(547)	—	(4,541)	1,543,974

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2004	2003	2002

Operating Activities:
Net income	$153,833	163,248	152,732
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	18,000	25,000	29,000
Provision for deferred taxes	18,965	(744)	(1,435)
Depreciation and amortization	34,424	37,524	21,637
Amortization of intangible assets	18,345	15,998	16,017
Stock-based compensation	7,387	5,618	4,920
Cumulative effect of change in accounting method	—	—	11,200
Net gain on sale of foreclosed properties	(313)	(216)	(321)
Net gain on sale of securities	(14,796)	(18,335)	(23,056)
Net gain on sale of loans and servicing	(13,305)	(19,520)	(5,808)
Net loss (gain) on trading securities	483	(239)	(321)
Decrease (increase) in trading securities	72	5,436	(5,431)
Increase in cash surrender value of life insurance	(8,835)	(8,490)	(9,042)
Loans originated for sale	(1,889,437)	(2,693,403)	(1,862,618)
Proceeds from sale of loans originated for sale	1,924,756	3,028,250	1,601,379
(Increase) decrease in interest receivable	(10,250)	1,845	547
Decrease (increase) in prepaid expenses and other assets	66,251	116,538	(162,559)
Increase (decrease) in accrued expenses and other liabilities, net	52,560	(160,587)	149,705
Proceeds from surrender of life insurance contracts	666	—	—
Other, net	—	—	(397)

Net cash provided (used) by operating activities	358,806	497,923	(83,851)

Investing Activities:
Purchases of securities, available for sale	(2,154,660)	(4,018,142)	(2,911,662)
Proceeds from maturities and principal repayments of securities available for sale	900,715	1,950,084	1,649,991
Proceeds from sales of securities, available for sale	2,800,802	1,937,431	1,219,876
Purchases of held-to-maturity securities	(176,687)	(17,448)	—
Proceeds from maturities and principal repayments of held-to-maturity securities	42,375	—	—
Decrease in short-term investments, net	27,426	4,089	20,341
Increase in loans, net	(867,350)	(1,200,185)	(667,914)
Proceeds from sale of foreclosed properties	7,343	4,401	4,828
Purchases of premises and equipment, net	(49,074)	(22,560)	(18,555)
Net cash paid for acquisitions	(108,911)	(57,587)	(430,770)
Deferred realized hedging gains	—	1,690	—
Other, net	—	(611)	—

Net cash provided (used) by investing activities	421,979	(1,418,838)	(1,133,865)

Financing Activities:
Net increase in deposits	532,701	616,021	539,651
Proceeds from FHLB advances	76,385,372	50,769,098	15,657,895
Repayment of FHLB advances	(77,051,445)	(50,442,836)	(16,026,045)
(Decrease) increase in securities sold under agreements to repurchase and other short-term borrowings	(695,755)	(274,502)	1,290,455
Other long-term debt issued	150,000	200,000	—
Other long-term debt repaid	(25,200)	(25,200)	—
Issuance of capital trust securities	—	75,000	—
Redemption of capital trust securities	—	(12,342)	(28,745)
Cash dividends to common shareholders	(44,361)	(37,422)	(35,463)
Exercise of stock options	12,114	8,269	6,034
Common stock repurchased	(4,620)	(12,400)	(138,511)

Net cash (used) provided by financing activities	(741,194)	863,686	1,265,271

Increase (decrease) in cash and cash equivalents	39,591	(57,229)	47,555
Cash and cash equivalents at beginning of year	209,234	266,463	218,908

Cash and cash equivalents at end of year	$248,825	209,234	266,463

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years ended December 31,
(In thousands)	2004	2003	2002

Supplemental Disclosures:
Income taxes paid	$39,177	78,146	80,419
Interest paid	258,353	243,331	280,091

Supplemental Schedule of Noncash Investing and Financing Activities:
Transfer of loans to foreclosed properties	4,767	6,347	2,545
Reclassification of available for sale securities to held to maturity	922,778	155,962	—

Assets acquired and liabilities assumed and assets sold and liabilities extinguished were as follows:

	Years ended December 31,
(In thousands)	2004	2003	2002

Purchase Transactions:
Fair value of noncash assets acquired	$2,740,278	222,189	430,604
Fair value of liabilities assumed	2,724,335	219,495	608
Fair value of common stock issued	290,980	21,975	2,750

Sale Transactions:
Fair value of noncash assets sold in sale transaction	16,263	—	—
Fair value of liabilities sold in sale transaction	7,104	—	—

See accompanying Notes to Consolidated Financial Statements.

NOTE 1: Summary of Significant Accounting Policies

a) Basis of Financial Statement Presentation

     1) Principles of Consolidation

The Consolidated Financial Statements include the accounts of Webster Financial Corporation (“Webster”) and its subsidiaries. The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and all significant intercompany balances and transactions have been eliminated in consolidation.

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

c) Securities

Securities are classified as available for sale, held to maturity or trading. Management determines the appropriate classification of securities at the time of purchase. Securities are classified as held to maturity when the intent and ability is to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Securities bought and held for the purpose of selling in the near term are classified as trading and are carried at fair value, with net unrealized gains and losses recognized currently in noninterest income. Securities not classified as held to maturity or trading are classified as available for sale and are stated at fair value. Unrealized gains and losses, net of tax, on available for sale securities are included in accumulated other comprehensive income (loss), net of income taxes, as a separate component of shareholders’ equity. Transfers from available for sale to held to maturity are recorded at fair market value at the time of transfer. Any unrealized gain or loss on transferred securities is reclassified as a separate component of accumulated other comprehensive income (loss) and amortized as an adjustment to interest income using a method that approximates the level yield method. The reported value of held to maturity or available for sale securities is adjusted for amortization of premiums or accretion of discounts using a method that approximates the level yield method. Such amortization and accretion is included in interest income from securities. Non-marketable securities, such as Federal Home Loan Bank (“FHLB”) and Federal Reserve Banks (“FRB”) stock, are carried at cost. Unrealized losses on securities are charged to noninterest income when the decline in fair value of a security is judged to be other than temporary. The specific identification method is used to determine realized gains and losses on sales of securities.

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

Loans held for sale are valued at the lower of aggregate cost or fair value. Gains or losses on sales of loans held for sale are determined using the specific identification basis and are recognized upon delivery in noninterest income.

Accrual of interest is discontinued if the loan is placed on nonaccrual status. When a loan is transferred to nonaccrual status, unpaid accrued interest is reversed and charged against interest income. If ultimate repayment of a nonaccrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment is not expected or management judges it to be prudent, any payment received on a nonaccrual loan is applied to principal until the unpaid balance has been fully recovered. Any excess is then credited to interest income received. Loans are removed from nonaccrual status when they become current as to principal and interest or demonstrate a period of performance under contractual terms and, in the opinion of management, are fully collectible as to principal and interest.

Commercial loans are considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement. Impaired loans included in nonperforming loans generally are nonaccrual commercial type loans, commercial loans past due 90 days or more and still accruing interest, and all loans restructured in a troubled debt restructuring.

While employing industry accepted portfolio management procedures and through aggressive problem loan practices, we periodically will identify credit losses within the loan portfolio. Loans, or portions of loans, are charged-off against the allowance for loan losses when deemed by management to be uncollectible. Charge-offs are processed in accordance with established Federal regulatory guidelines. Recoveries on previously charged off loans are credited to the allowance.

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

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and such agencies may require additions to the allowance for loan losses based on judgments different from those of management.

The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). Estimated costs to sell on a discounted basis are considered when determining the fair value of collateral in the measurement of impairment if these costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.

f) Derivative Instruments and Hedging Activities

Derivatives are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 137, 138 and 149. All derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value. Changes in the fair value of the derivatives are reported in either earnings or other comprehensive income (loss), depending on the use of the derivative and whether or not it qualifies for hedge accounting. Hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception of the hedge relationship and on an ongoing basis. Accounting for hedges varies based on the type of hedge — fair value or cash flow. Results of effective hedges are recognized in current earnings for fair value hedges and in other comprehensive income (loss) for cash flow hedges. Ineffective portions of hedges are recognized immediately in earnings and are not deferred. There may be increased volatility in net income and other comprehensive income (loss) on an ongoing basis as a result of accounting for derivative instruments in accordance with SFAS No. 133, as amended.

When derivative contracts which were designated as hedging instruments in fair value hedges are terminated, the fair value adjustment related to the hedged item is amortized as a yield adjustment over the remaining life of the hedged item.

Interest rate lock commitments are extended to borrowers that relate to the origination of mortgage loans held for sale (“rate locks”). To mitigate the interest rate risk inherent in these rate locks, as well as closed mortgage loans held for sale (“loans held for sale”), mandatory forward commitments (“forward commitments”) are established to sell mortgage-backed securities and best efforts forward commitments to sell individual mortgage loans. Rate locks and forward commitments are considered to be derivatives under SFAS No. 133, as amended.

g) Short-term investments

Short-term investments consist primarily of deposits in the FHLB or other short-term money market investments. These deposits are carried at cost, which approximates market value.

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

i) Impairment of Long-lived Assets

Long-lived assets are evaluated periodically for impairment. An assessment of recoverability is performed prior to any writedown of an asset. If circumstances suggest their value may be impaired, noninterest expense would be charged in the current period for any such impairment.

j) Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not subject to amortization but rather is tested at least annually for impairment.

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

l) Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, an “asset and liability” method. Accordingly, its deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in its financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of its existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income taxes in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as facts and circumstances warrant.

m) Employee Retirement Benefit Plans

Webster Bank has a noncontributory pension plan covering substantially all employees. Costs related to this plan, based upon actuarial computations of current and future benefits for employees, are charged to noninterest expense and are funded in accordance with the requirements of the Employee Retirement Income Security Act (“ERISA”). A supplemental retirement plan is also maintained for executive level employees.

n) Stock-based Compensation

At December 31, 2004, a fixed stock-based employee and non-employee director compensation plan was maintained and is described more fully in Note 19. Prior to January 1, 2002, stock-based compensation related to its option plans was accounted under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees", and related interpretations. Therefore, no stock-based employee compensation expense related to option grants was reflected in noninterest expense for 2001 and prior years as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. During 2002, effective January 1, 2002, the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, were adopted prospectively, for all employee and non-employee options granted, modified, or settled January 1, 2002 and thereafter. Awards under the plans, in general, vest over periods ranging from 3 to 4 years. Therefore, the cost related to this stock-based compensation included in the determination of net income for 2004, 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all option grants since the original effective date of SFAS No. 123. Restricted stock is also granted to employees and directors. The fair value of restricted stock granted is expensed over the vesting period and reflected in noninterest expense. The expense recognized for restricted stock totaled $1.8 million, $2.2 million and $1.7 million for the years 2004, 2003 and 2002, respectively.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all stock option awards in each of the periods presented.

	Year ended December 31,
(In thousands)	2004	2003	2002

Net income, as reported	$153,833	163,248	152,732
Add: Stock option compensation expense included in reported net income, net of related tax effects	3,304	2,329	529
Deduct: Total stock option compensation expense determined under fair value based method for all awards, net of related tax effects	(3,713)	(4,061)	(3,792)

Pro forma net income	$153,424	161,516	149,469

Earnings per share:
Basic — as reported	$3.05	3.58	3.21
— pro forma	3.04	3.55	3.14

Diluted — as reported	$3.00	3.52	3.16
— pro forma	2.99	3.48	3.09

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

p) Fee revenue

Generally, fee revenue from deposit service charges and loans is recognized when earned, except where ultimate collection is uncertain and is then recognized when received. Insurance revenue is recognized on property and casualty insurance, at the later of the billing or effective date, net of cancellations. Customer policy cancellations may result in a partial refund of previously collected revenue and, therefore, an adjustment to income is made at that time. Revenue for other lines of insurance, such as life, health, etc., is recognized when earned.

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

q) Comprehensive Income

Comprehensive income is defined as net income and any changes in equity from sources that are not reflected in the statements of income except those resulting from investment by or distributions to owners. Other comprehensive income includes items such as net changes in unrealized gains or losses in securities available for sale, unrealized gains or losses upon transfer of available for sale securities to held to maturity, deferred gains on cashflow hedges and minimum pension liability adjustment, net of income taxes. Accumulated other comprehensive income represents the accumulation of these other comprehensive income items until they are recognized in the Consolidated Statements of Income.

r) Earnings Per Share

Basic net income per common share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock (such as stock options) were exercised or converted into common stock that would then share in the earnings of Webster. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding, adjusted for the additional common shares that would have been outstanding if all potentially dilutive common shares were issued during the reporting period. For each of the years in the three-year period ended December 31, 2004, the difference between basic and diluted weighted average shares outstanding was entirely due to the effects of stock-based compensation as potential common shares.

At December 31, 2004, 2003 and 2002, options to purchase 475,140, 446,406, and 91,328 shares of common stock at exercise prices from $48.21 to $51.31; $39.20 to $46.15; and $35.60 to $39.45; respectively, were not considered in the computation of diluted potential common stock since the exercise prices of the options were greater than the average market price of Webster’s common stock for 2004, 2003 and 2002 periods, respectively.

s) Standby Letters of Credit

Substantially all the outstanding standby letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. 45. These are irrevocable undertakings by Webster, as guarantor, to make payments in the event a specified third party fails to perform under a nonfinancial contractual obligation. Most of the performance standby letter of credit arise in connection with lending relationships and have terms of one year or less. At December 31, 2004, standby letters of credit totaled $177.8 million. The fair value of standby letters of credit is considered immaterial to Webster’s financial statements.

t) Reclassification

Certain financial statement balances as previously reported have been reclassified to conform to the 2004 Consolidated Financial Statements presentation.

NOTE 2: Purchase and Sale Transactions

The following purchase and sale transactions were completed or announced during 2004. The results of operations of the acquired companies are included in the Consolidated Financial Statements only for periods subsequent to the date of acquisition.

Duff & Phelps, LLC

Webster sold on March 15, 2004 its majority interest in Duff & Phelps, LLC, the Chicago-based financial advisory services and investment banking firm, to a private partnership group.

Phoenix National Trust Company

On March 31, 2004, Phoenix National Trust Company, (“Phoenix”), a wholly-owned subsidiary of the Phoenix Companies, Inc. was acquired by Webster Bank. Phoenix, which offered trust, custody and other financial services, was merged into Webster Trust Company, N.A., then a subsidiary of Webster Bank. Webster Trust has subsequently been merged into Webster Bank.

New York Branch

On April 21, 2004, Webster Bank completed the purchase of a banking branch with related deposits and loans from Hudson River Bank & Trust Company. The branch, located in Cohoes, New York, had deposit liabilities of approximately $11 million. This branch purchase was done as part of the overall charter change completed by Webster. The branch was closed and merged with Webster’s Scarsdale, New York branch.

FIRSTFED AMERICA BANCORP, INC.

As of the close of business on May 14, 2004, the acquisition of FIRSTFED AMERICA BANCORP, INC. (“FIRSTFED”), headquartered in Swansea, Massachusetts, the holding company of First Federal Savings Bank of America (“First Federal”) was completed. The agreement was a combination cash and stock transaction valued at approximately $460 million, or $24.50 per common share of FIRSTFED stock, payable 60% in Webster common stock and 40% in cash. The former stockholders of FIRSTFED received an aggregate of $184 million in cash and 6,686,363 shares of Webster common stock. First Federal was a federally chartered thrift with $2.7 billion in assets as of March 31, 2004 and 26 branches; 19 in Massachusetts and 7 in Rhode Island.

FirstFed Trust Company

Webster Bank sold its majority share in FirstFed Trust Company, N.A., to Coastline Trust Company, formerly MD Trust, LLC. The sale was completed on June 15, 2004.

First City Bank

On December 3, 2004, the acquisition of First City Bank, in a combination cash and stock transaction valued at approximately $33 million, or $27 per common share of First City Bank stock, payable 60% in Webster stock and 40% in cash, was completed. The former stockholders of First City received an aggregate of $12.2 million in cash and 387,158 shares of Webster common stock. First City Bank was founded in 1989 and had assets totaling $185.2 million. It was headquartered in New Britain, Connecticut, with additional branches in Berlin, Plainville and Newington, all of which were relocated to existing Webster branches.

The following transaction announced during 2004 was closed on February 28, 2005:

Eastern Wisconsin Bancshares, Inc.

On September 7, 2004, Webster announced its entry into the health savings account market through a definitive agreement to acquire Eastern Wisconsin Bancshares, Inc., the holding company for State Bank of Howards Grove, headquartered in Howards Grove, Wisconsin. The acquisition will make Webster one of the largest custodians and administrators of health savings accounts in the United States. The purchase price is approximately $26 million in cash. The State Bank of Howard Grove has $163 million in assets and $144 million in deposits, including $100 million in health savings account deposits. This transaction closed on February 28, 2005.

A definitive agreement was announced on February 8, 2005 whereby Webster will divest State Bank’s two retail branches and related loans and deposits and retain the health savings account operation. The health savings account division operates under the name of HSA Bank. The branch sale is expected to close the second quarter of 2005.

NOTE 3: Recent Accounting Standards

In December 2004, FASB issued SFAS No. 123 (R), “Share Based Payment", which requires compensation cost relating to share-based payment transactions be recognized in the financial statements, based upon the fair value of the instruments issued. SFAS No. 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted stock plans, performance-based awards, share appreciation rights and employee purchase plans. This Statement is effective for public entities as of the first interim or annual period that begins after June 15, 2005. SFAS No. 123 (R) replaces SFAS No. 123, which established as preferable a fair value based method of accounting for share-based compensation with employees, but permitted the option of continuing to apply the guidance of APB No. 25, as long as the notes to the financial statements disclosed the effects of the preferable fair value method. Webster adopted the provisions of SFAS No. 123, effective January 1, 2002. Therefore, the adoption of SFAS No. 123 (R) will have no impact on Webster’s financial statements.

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

In May 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). FSP 106-2, which supersedes FSP No. 106-1, provides guidance on the accounting for the effects of the Act for employers that sponsor post-retirement health care plans that provide prescription drug benefits. FSP 106-2 also requires employers to provide certain disclosures regarding the effect of the Federal subsidy provided by the Act. Projected benefit obligation for post-retirement benefits in Note 18 reflects the subsidy provided by the Act as part of the actuarial gain for the year.

In 2003, Emerging Issues Task Force (“EITF”) of the FASB issued EITF No. 03-01. The EITF reach a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, FASB delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. Webster will evaluate the impact of EITF 03-01 once final guidance is issued.

NOTE 4: Securities

A summary of securities follows:

	At December 31,
	2004				2003				2002
	Amortized	Unrealized		Estimated	Amortized	Unrealized		Estimated	Amortized	Unrealized		Estimated
(In thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Trading:
Municipal bonds and notes				$—				$555				$5,752

Available for sale:
U.S. Government agency notes	$—	—	—	—	$73,821	96	(4,895)	69,022	$—	—	—	—
Municipal bonds and notes	390	—	—	390	—	—	—	—	104,676	4,388	(39)	109,025
Corporate bonds and notes	192,076	6,192	(1,895)	196,373	214,030	7,957	(2,124)	219,863	181,810	1,432	(6,029)	177,213
Equity securities (a)	262,776	9,893	(18)	272,651	163,783	17,202	(1,057)	179,928	177,051	5,234	(1,616)	180,669
Mortgage-backed securities	2,043,666	212	(18,886)	2,024,992	3,649,955	29,033	(19,546)	3,659,442	3,571,160	81,487	(309)	3,652,338

Total available for sale	$2,498,908	16,297	(20,799)	2,494,406	$4,101,589	54,288	(27,622)	4,128,255	$4,034,697	92,541	(7,993)	4,119,245

Held to maturity:
Municipal bonds and notes	$342,264	7,494	(550)	349,208	$173,371	1,348	(88)	174,631	$—	—	—	—
Mortgage-backed securities	887,349	196	(2,124)	885,421	—	—	—	—	—	—	—	—

Total held to maturity securities	$1,229,613	7,690	(2,674)	1,234,629	$173,371	1,348	(88)	174,631	$—	—	—	—

(a)	As of December 31, 2004, the fair value of equity securities consisted of FHLB stock of $190.0 million FRB stock of $37.9 million and common stock of $44.8 million. The fair value of equity securities at December 31, 2003 consisted of FHLB stock of $134.0 million and common stock of $45.9 million. As of December 31, 2002, the fair value of equity securities consisted of FHLB stock of $150.0 million, preferred stock of $5.8 million and common stock of $24.9 million.

The following table identifies temporarily impaired investment securities as of December 31, 2004 segregated by length of time in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for sale:
Municipal bonds and notes	$—	—	—	—	—	—
Corporate bonds and notes	32,319	(320)	15,321	(1,575)	47,640	(1,895)
Equity securities	409	(18)	—	—	409	(18)
Mortgage-backed securities	1,862,393	(18,886)	—	—	1,862,393	(18,886)

Total available for sale	1,895,121	(19,224)	15,321	(1,575)	1,910,442	(20,799)
Held to maturity:
Municipal bonds and notes	39,279	(550)	—	—	39,279	(550)
Mortgage-backed securities	648,664	(2,124)	—	—	648,664	(2,124)

Total held to maturity securities	687,943	(2,674)	—	—	687,943	(2,674)

Total securities	$2,583,064	(21,898)	15,321	(1,575)	2,598,385	(23,473)

Unrealized losses on fixed income securities result from the cost basis of securities being greater than current market value. This can be from an increase in interest rates since the time of purchase or from a deterioration in credit quality of the issuer. Three corporate securities had an unrealized loss for twelve consecutive months or longer due to interest rates being higher at December 31, 2004 than at the time of purchase. One of these corporate securities is investment grade whose credit rating has remained unchanged since the original purchase date. The remaining two corporate securities are unrated but have undergone an internal credit review. As a result of our credit review of the issuers, we have determined that there has been no deterioration in credit quality subsequent to purchase. Based on our experience with these types of investments and our financial strength, we have the ability to hold these investments to maturity or full recovery of the unrealized loss.

Management will continue to evaluate impairments, whether caused by adverse interest rate or credit movements, to determine if they are other-than-temporary. The determination will be based on the severity of unrealized loss, length of time of impairment, and the final condition and near-term prospects of the issuer.

There were no writedowns during the year ended December 31, 2004. During 2003 and 2002, writedowns on securities totaled $209,000 and $1.8 million, respectively and were included in gain on sale of securities in the statement of income.

The following table summarizes the fair value (“FV”) and weighted-average yield (based on amortized cost) of debt securities at December 31, 2004 by contractual maturity. Mortgage-backed securities are included by final contractual maturity. Actual maturities will differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

			After one year		After five years
	One year or less		through five years		through ten years		After 10 years		Total
(In thousands)	FV	Yield	FV	Yield	FV	Yield	FV	Yield	FV	Yield

Available for sale:
Municipal bonds and notes	$390	1.91%	$—	—%	$—	—%	$—	—%	$390	1.91%
Corporate bonds and notes	2,294	8.56	380	3.57	—	—	193,699	7.17	196,373	7.18
Mortgage-backed securities	17	6.93	—	—	73,556	3.79	1,951,419	3.96	2,024,992	3.95

Total available for sale	2,701	7.59	380	3.57	73,556	3.79	2,145,118	4.25	2,221,755	4.24

Held to maturities:
Municipal bonds and notes	4,775	2.36	12,629	5.41	5,778	4.48	326,026	4.73	349,208	4.72
Mortgage-backed securities	—	—	—	—	1,044	7.15	884,377	4.29	885,421	4.29

Total held to maturity	4,775	2.36	12,629	5.41	6,822	4.89	1,210,403	4.41	1,234,629	4.41

Total	$7,476	4.25%	$13,009	5.36%	$80,378	3.88%	$3,355,521	4.31%	$3,456,384	4.30%

A summary of realized gains and losses follows:

	Years ended December 31,
	2004			2003			2002
(In thousands)	Gains	Losses	Net	Gains	Losses	Net	Gains	Losses	Net

Trading Securities:
U.S. Treasury notes	$182	(202)	(20)	$489	(141)	348	$400	(199)	201
U.S. Government agency notes	9	(100)	(91)	44	(138)	(94)	31	—	31
Municipal bonds and notes	448	(369)	79	369	(290)	79	154	(94)	60
Corporate bonds and notes	65	(214)	(149)	477	(545)	(68)	105	(60)	45
Mortgage-backed securities	19	—	19	43	(67)	(24)	—	—	—
Futures and options contracts	391	(712)	(321)	—	(2)	(2)	1	(17)	(16)

Total trading	1,114	(1,597)	(483)	1,422	(1,183)	239	691	(370)	321

Available for Sale:
U.S. Treasury notes	—	(1)	(1)	—	—	—	—	—	—
U.S. Government agency notes	95	(4,964)	(4,869)	1,249	(3,431)	(2,182)	—	—	—
Municipal bonds and notes	—	—	—	259	(23)	236	—	—	—
Corporate bonds and notes	2,189	(978)	1,211	3,855	(4,232)	(377)	6	(5,058)	(5,052)
Equity securities	9,141	(742)	8,399	9,093	(335)	8,758	9,080	(2,185)	6,895
Mortgage-backed securities	20,374	(10,318)	10,056	12,286	(386)	11,900	21,214	(1)	21,213

Total available for sale	31,799	(17,003)	14,796	26,742	(8,407)	18,335	30,300	(7,244)	23,056

Total	$32,913	(18,600)	14,313	$28,164	(9,590)	18,574	$30,991	(7,614)	23,377

Short and long futures and options positions may be entered into to minimize the price volatility of certain assets held as trading securities and to profit from trading opportunities. At December 31, 2004 and 2003, there were no such positions. Changes in the market value of futures and options positions are recognized as a gain or loss in the period for which the change occurred. All gains and losses resulting from futures and options positions are reflected in noninterest income.

On October 1, 2004, certain available for sale mortgage-backed securities with an amortized cost of $929.7 million and market value of $921.3 million were transferred to held to maturity. In accordance to the provisions of SFAS No. 115, the securities were transferred at their fair value and an unrealized loss of $8.4 million was segregated within accumulated other comprehensive income and will be amortized as an adjustment to held to maturity securities interest income over the remaining life of the securities.

At December 31, 2004, securities with the following single issuers whose aggregate value exceeded ten percent of total stockholders’ equity, or $154.4 million, are as follows:

	Aggregate	Aggregate
(In thousands)	Amortized Cost	Market Value

Issuers:
Fannie Mae	$1,411,658	1,405,820
Freddie Mac	438,167	434,816
Bank of America	399,621	392,572
Wells Fargo	267,713	265,774
Washington Mutual, Inc.	260,735	259,873
Federal Home Loan Bank	189,976	189,976

Of the Fannie Mae and Freddie Mac securities identified above, none are preferred stock investments.

NOTE 5: Loans, Net

A summary of loans, net follows:

	At December 31,
(In thousands)	2004		2003
	Amount	%	Amount	%
Residential mortgage loans:
1-4 family units	$4,614,669	39.4%	$3,607,613	39.1%
Construction	160,675	1.4	136,400	1.5

Total residential mortgage loans	4,775,344	40.8	3,744,013	40.6

Commercial loans:
Commercial non-mortgage	1,409,155	12.0	1,007,696	11.0
Asset-based lending	547,898	4.7	526,933	5.7
Equipment financing	627,685	5.4	506,292	5.5

Total commercial loans	2,584,738	22.1	2,040,921	22.2

Commercial real estate:
Commercial real estate	1,321,407	11.3	1,060,806	11.5
Commercial construction	393,640	3.3	220,710	2.4

Total commercial real estate	1,715,047	14.6	1,281,516	13.9

Consumer loans:
Home equity credit loans	2,606,161	22.2	2,117,222	23.0
Other consumer	31,485	0.3	29,137	0.3

Total consumer loans	2,637,646	22.5	2,146,359	23.3

Total loans	11,712,775	100.0%	9,212,809	100.0%
Less: allowance for loan losses	(150,112)		(121,674)

Loans, net	$11,562,663		$9,091,135

At December 31, 2004, net loans included $20.5 million of net premiums and $32.1 million of net deferred costs. At December 31, 2003, net loans included $255,000 of net premiums and $29.0 million of net deferred costs. The unadvanced portions of closed loans totaled $523.3 million and $247.4 million at December 31, 2004 and 2003, respectively.

A majority of mortgage loans are secured by real estate in the state of Connecticut. In addition, substantial portions of foreclosed properties are also located in the state of Connecticut. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of the carrying amount of foreclosed properties is dependent on economic and market conditions in Connecticut.

At December 31, 2004, there were $14.1 million of impaired loans as defined by SFAS No. 114, of which $12.5 million were measured based upon the expected fair value of the underlying collateral and $1.6 million were measured based upon the expected future cash flows of the impaired loans. The $12.5 million of impaired loans had an allowance for loan losses of $2.9 million and the $1.6 million of impaired loans had an allowance for loan losses of $717,000. At December 31, 2003, impaired loans totaled $21.9 million, of which $5.5 million were measured based upon the fair value of the underlying collateral and $16.4 million were measured based upon the expected future cash flows of the impaired loans. The $5.5 million of impaired loans had an allowance for loan losses of $934,000 and the $16.4 million of impaired loans had an allowance for loan losses of $2.2 million. In 2004, 2003 and 2002, the average balance of impaired loans was $22.2 million, $23.6 million and $23.4 million, respectively.

The policy with regard to the recognition of interest income on commercial impaired loans includes an individual assessment of each loan. Interest on loans that are more than 90 days past due is no longer accrued and all previously accrued and unpaid interest is charged to interest income. When payments on commercial impaired loans are received, interest income is recorded on a cash basis or is applied to principal based on an individual assessment of each loan. Cash basis interest income recognized on commercial impaired loans for the years 2004, 2003 and 2002 amounted to $170,000, $725,000 and $594,000, respectively.

At December 31, 2004 and 2003, total troubled debt restructurings approximated $20,000 and $731,000, respectively. Interest income booked for 2004 and 2003 for restructured loans were insignificant. At December 31, 2004, there were no commitments to lend any additional funds to debtors of troubled debt restructurings.

Nonaccrual loans totaled $35.0 million and $36.2 million, at December 31, 2004 and 2003, respectively.

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

The estimated fair value of commitments to extend credit is considered insignificant at December 31, 2004 and 2003. Future loan commitments represent residential and commercial mortgage loan commitments, commercial loan and equipment financing commitments, letters of credit and commercial and home equity unused credit lines. Rates for these loans are generally established shortly before closing. The rates on home equity lines of credit generally vary with the prime rate.

As of December 31, 2004 and 2003, residential mortgage commitments totaled $284.4 million and $166.7 million, respectively. Residential commitments outstanding at December 31, 2004 consisted of adjustable rate and fixed rate mortgages of $55.1 million and $229.3 million, respectively, at rates ranging from 1.0% to 8.5%. Residential commitments outstanding at December 31, 2003 consisted of adjustable rate and fixed rate mortgages of $24.0 million and $142.7 million, respectively, at rates ranging from 3.9% to 7.8%. Commitments to originate loans generally expire within 60 days. In addition, at December 31, 2004 and 2003, there were unused portions of home equity credit lines extended of $1.2 billion for both periods. Unused commercial lines of credit, letters of credit, standby letters of credit, equipment financing commitments and outstanding commercial new loan commitments totaled $2.9 billion and $1.8 billion at December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, consumer loan commitments totaled $53.3 million and $14.2 million, respectively.

Forward commitments are used to sell residential mortgage loans, which are entered into for the purpose of reducing the market risk associated with originating loans held for sale and committed loans with rate locks. The types of risk that may arise are from the possible inability of Webster or the other party to fulfill the contracts. At December 31, 2004 and 2003, there were forward commitments to sell loans totaling $305.3 million and $149.6 million, respectively. At December 31, 2004 and 2003, there were $146.7 million and $89.8 million, respectively, of residential mortgage loans held for sale.

NOTE 6: Allowance for Loan Losses

The allowance for loan losses is maintained at a level that should absorb probable losses inherent in the loan portfolio. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off and reduced by charge-offs on loans.

A summary of the changes in the allowances for loan losses follows:

	For the years ended December 31,
(In thousands)	2004	2003	2002

Balance at beginning of year	$121,674	116,804	97,307
Allowances from purchase transactions	20,698	2,116	16,338
Write-down of loans transferred to held for sale	—	—	(12,432)
Provisions charged to operating expense	18,000	25,000	29,000

Subtotal	160,372	143,920	130,213

Charge-offs	(14,951)	(26,149)	(15,750)
Recoveries	4,691	3,903	2,341

Net charge-offs	(10,260)	(22,246)	(13,409)

Balance at end of year	$150,112	121,674	116,804

NOTE 7: Goodwill and Intangible Assets

The provisions of SFAS No. 141 were adopted by Webster effective July 1, 2001 and the provisions of SFAS No. 142 were effective January 1, 2002. SFAS No. 141 requires that upon adoption of SFAS No. 142, existing intangible assets and goodwill that were acquired in a prior purchase business combination be evaluated, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for intangible asset recognition apart from goodwill. Upon adoption of SFAS No. 142, Webster was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset was identified as having an indefinite useful life, Webster was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss was measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Goodwill impairment testing is a two step process. The first step involves comparing the fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, step two is required. The second step involves the allocation of the reporting unit’s fair value to all its assets and liabilities as if the reporting unit had been acquired as of the date of measurement. The implied fair value of goodwill is then determined and compared to its carrying value. Any impairment loss resulting from completion of the transitional impairment test of goodwill was to be recognized as a cumulative effect of accounting change and be recognized in the first interim accounting period.

During the first quarter of 2002, upon the implementation of SFAS No. 142, Webster performed a reevaluation of the remaining useful lives of all previously recognized other intangible assets with finite useful lives and found no adjustment necessary to the amortization periods used. Webster also found that no reclassifications of intangible assets were required. The review of the carrying value of goodwill was completed during the second quarter of 2002. As a result, it was determined that a portion of the goodwill related to the acquisition of Duff & Phelps, LLC was impaired. Accordingly, a one-time transitional charge of $11.2 million or $7.3 million, after taxes, was recognized retroactive to January 1, 2002, in accordance with the provisions of SFAS No. 142. No other portion of goodwill or other intangible assets was determined to be impaired. Webster performed its annual evaluations of goodwill for 2004 and 2003 and found no impairment.

The following tables set forth the carrying values of goodwill and intangible assets, net of accumulated amortization.

	At December 31,
(In thousands)	2004	2003

Goodwill — not subject to amortization:	$623,298	274,113

Intangible assets:
Balances subject to amortization:
Core deposit intangibles	$61,734	47,803
Other identified intangibles	7,289	8,099
Balances not subject to amortization:
Pension assets	1,844	914

Total	$70,867	56,816

Changes in the carrying amount of goodwill for the year ended December 31, 2004 are as follows:

			Wealth and
	Retail*	Commercial	Investment
(In thousands)	Banking	Banking	Services	Total

Balance at December 31, 2003	$239,841	24,939	9,333	274,113

Purchase transactions	348,188	6,681	1,006	355,875
Sales transactions	—	(7,074)	(829)	(7,903)
Purchase price adjustments	(824)	2,037	—	1,213

Balance at December 31, 2004	$587,205	26,583	9,510	623,298

*Includes insurance operations

During 2004, $31.5 million of core deposit intangibles with an amortization period of 10 years were added as the result of two purchase transactions.

Amortization of intangible assets for the twelve months ended December 31, 2004, 2003 and 2002 totaled $18.3 million, $16.0 million and $16.0 million, respectively. Other identified intangible assets include customer relationships, employment agreements and business relationship network. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any future impairment or change in estimated useful lives, is summarized below for each of the next five years and thereafter.

(In thousands)

For years ending December 31,
2005	$19,386
2006	15,213
2007	7,157
2008	4,221
2009	4,122
Thereafter	18,924

NOTE 8: Premises and Equipment, Net

A summary of premises and equipment, net follows:

	At December 31,
(In thousands)	2004	2003

Land	$17,100	14,559
Buildings and improvements	104,596	85,937
Leasehold improvements	27,234	12,841
Furniture, fixtures and equipment	142,729	115,476

Total premises and equipment	291,659	228,813
Accumulated depreciation and amortization	(142,590)	(133,182)

Premises and equipment, net	$149,069	95,631

At December 31, 2004, Webster was obligated under various non-cancelable operating leases for properties used as branch office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense based primarily upon increases in real estate taxes over a base year. Rental expense under leases was $14.8 million, $14.7 million and $12.4 million in 2004, 2003 and 2002, respectively. Webster is also entitled to rental income under various non-cancelable operating leases for properties owned. Rental income was $1.0 million, $1.1 million and $1.2 million in 2004, 2003 and 2002, respectively.

The following is a schedule of future minimum rental payments and receipts required under these leases as of December 31, 2004:

	Lease	Rental
(In thousands)	Payments	Receipts

Years ending December 31:
2005	$15,208	1,152
2006	13,813	759
2007	11,835	308
2008	9,253	137
2009	6,637	104
Later years	48,377	529

Total	$105,123	2,989

NOTE 9: Deferred Tax Assets, net and Income Taxes

Income taxes are comprised of the following:

	Years ended December 31,
(In thousands)	2004	2003	2002

Current:
Federal	$49,099	79,297	73,704
State and local	834	1,219	1,696

	49,933	80,516	75,400

Deferred:
Federal	19,165	(686)	(797)
State and local	(200)	(58)	(638)

	18,965	(744)	(1,435)

Total:
Federal	68,264	78,611	72,907
State and local	634	1,161	1,058

	$68,898	79,772	73,965

In addition to the income taxes shown above, tax benefits of $3.9 million were recorded related to the cumulative effect of change in method of accounting in 2002.

The following reconciles the federal statutory tax rate to Webster’s effective tax rate on income before income taxes and cumulative effect of change in method of accounting:

	Years ended December 31,
	2004	2003	2002

Federal statutory tax rate	35.0%	35.0	35.0
Increase (decrease) resulting from:
State and local income taxes, net of federal benefits	0.2	0.3	0.3
Tax-exempt income, net	(1.8)	(0.7)	(0.5)
Increase in cash surrender value of life insurance	(1.4)	(1.2)	(1.4)
Other, net	(1.1)	(0.6)	(1.8)

Effective tax rate	30.9%	32.8	31.6

Utilizable federal net operating loss carryforwards (“NOLs”) totaled $12.0 million at December 31, 2004, and are scheduled to expire in various tax years through 2023. Connecticut NOLs totaled $194.4 million at December 31, 2004, and are scheduled to expire in varying amounts, during tax years 2020 through 2024. A valuation allowance has been established for the full amount of Connecticut NOLs, due to uncertainties of realization.

The tax effects of significant temporary differences comprising the deferred tax assets and liabilities are summarized below:

	At December 31,
(In thousands)	2004	2003

Deferred tax assets:
Allowance for loan losses	$59,865	48,286
Net operating loss and credit carry forwards	13,800	8,743
Compensation and employee benefit plans	10,005	3,286
Intangible assets, including goodwill impairment loss	5,611	8,658
Deductible acquisition costs	5,128	2,051
Net unrealized loss on securities available for sale	1,325	—
Purchase accounting and fair-value adjustment	991	—
Other	4,337	6,148

Total deferred tax assets	101,062	77,172
Less: valuation allowance	(17,578)	(10,267)

Deferred tax assets, net of valuation allowance	83,484	66,905

Deferred tax liabilities:
Net unrealized gain on securities available for sale	—	10,712
Purchase accounting and fair-value adjustments	—	10,123
Loan discounts	2,642	4,310
Mortgage servicing rights	3,619	905
Equipment financing leases	3,386	1,773
Other	2,849	994

Total deferred tax liabilities	12,496	28,817

Deferred tax asset, net	$70,988	38,088

A valuation allowance has been established for the full amount of Connecticut, Massachusetts and Rhode Island net deferred tax assets, due to uncertainties of realization. The state and local portions of net deferred tax assets in those jurisdictions where these uncertainties do not exist, principally New York State, approximated $760,000 and $600,000 at December 31, 2004 and 2003, respectively.

Management believes it is more likely than not that Webster will realize its net deferred tax assets, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that any specific level of future income will be generated.

NOTE 10: Mortgage Servicing Rights

An analysis of mortgage servicing rights, which are included in other assets, for the three years ended December 31, 2004 follows:

				Balance of
	Mortgage		Net	Mortgage
	Servicing	Valuation	Book	Loans Serviced
(In thousands)	Rights	Allowance	Value	for Others

Balance at December 31, 2001	$6,964	(307)	6,657	1,090,773

Mortgage servicing rights capitalized	19,998	—	19,998
Amortization charged against mortgage servicing fee income	(2,525)	—	(2,525)
Additional reserve	—	(918)	(918)
Reduction of impairment reserve (credit to mortgage servicing fee income)	—	72	72
Mortgage servicing rights sold	(11,964)	—	(11,964)

Balance at December 31, 2002	12,473	(1,153)	11,320	1,368,421

Mortgage servicing rights capitalized	28,704	—	28,704
Amortization charged against mortgage servicing fee income	(2,585)	—	(2,585)
Additional reserve	—	(2,637)	(2,637)
Reduction of impairment reserve (credit to mortgage servicing fee income)	—	1,687	1,687
Mortgage servicing rights sold	(32,158)	—	(32,158)

Balance at December 31, 2003	6,434	(2,103)	4,331	584,625

Mortgage servicing rights acquired in acquisition	8,970	—	8,970
Mortgage servicing rights capitalized	9,826	—	9,826
Amortization charged against mortgage servicing fee income	(3,280)	—	(3,280)
Additional reserve	—	(681)	(681)
Reduction of impairment reserve (credit to mortgage servicing fee income)	—	542	542
Mortgage servicing rights sold	(9,761)	—	(9,761)

Balance at December 31, 2004	$12,189	(2,242)	9,947	1,450,416

Mortgage servicing rights represents the capitalized net present value of fee income streams generated from servicing residential mortgage loans for other financial institutions. Webster uses an eight year life for amortizing the capitalized balance. A discounted cash flow model is used to estimate fair value since observable market prices are not readily available. At December 31, 2004, the fair market value of servicing rights was $12.1 million.

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

Estimated annual amortization expense for mortgage servicing rights is summarized below for each of the next five years and in the aggregate thereafter.

(In thousands)

For years ending December 31,
2005	$3,542
2006	3,161
2007	2,300
2008	1,715
2009	1,226
Later years	245

NOTE 11: Deposits

A summary of deposit types follows.

	December 31,
	2004			2003			2002
			% of			% of			% of
		Average	total		Average	total		Average	total
(In thousands)	Amount	rate*	deposits	Amount	rate*	deposits	Amount	rate*	deposits

Demand deposits	$1,409,682	—%	13.4	$1,090,060	—%	13.0	$982,735	—%	12.9
NOW accounts	1,368,213	0.30	12.9	1,052,690	0.26	12.6	945,145	0.51	12.4
Money market deposit accounts	1,996,918	1.45	18.9	1,581,276	1.22	18.9	1,296,303	1.97	17.0
Savings accounts	2,253,073	0.72	21.3	1,869,398	0.69	22.3	1,691,292	0.99	22.3
Certificates of deposit	3,543,402	2.57	33.5	2,778,711	2.54	33.2	2,690,647	2.90	35.4

Total	$10,571,288	1.33%	100.0	$8,372,135	1.26%	100.0	$7,606,122	1.65%	100.0

*Average rate on deposits outstanding at year-end.

Interest expense on deposits is summarized as follows:

	Years ended December 31,
(In thousands)	2004	2003	2002

NOW accounts	$3,133	3,600	4,402
Money market deposit accounts	27,603	22,858	24,528
Savings accounts	14,744	15,061	20,591
Certificates of deposit	75,126	69,792	96,641

Total	$120,606	111,311	146,162

The following table represents the amount of certificates of deposit maturing during the periods indicated:

(In thousands)

Maturing:
January 1, 2005 to December 31, 2005	$2,020,416
January 1, 2006 to December 31, 2006	922,644
January 1, 2007 to December 31, 2007	310,625
January 1, 2008 to December 31, 2008	217,199
January 1, 2009 to December 31, 2009	70,922
January 1, 2010 and beyond	1,596

Total	$3,543,402

Certificates of deposit of $100,000 or more amounted to $1.1 billion and $650.6 million and represented approximately 10.8% and 7.8% of total deposits at December 31, 2004 and 2003, respectively.

The following table represents the amount of certificates of deposit of $100,000 or more maturing during the periods indicated:

(In thousands)

Maturing:
January 1, 2005 to March 31, 2005	$251,629
April 1, 2005 to June 30, 2005	180,770
July 1, 2005 to December 31, 2005	200,919
January 1, 2006 and beyond	508,473

Total	$1,141,791

NOTE 12: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank are summarized as follows:

	At December 31,
	2004		2003
	Total		Total
(In thousands)	Outstanding	Callable	Outstanding	Callable

Fixed Rate:
0.94% to 6.78% due in 2004	$—	—	1,463,099	—
1.48% to 7.04% due in 2005	1,607,368	45,000	151,972	100,000
2.18% to 6.31% due in 2006	368,695	—	56,935	—
4.09% to 7.45% due in 2007	244,648	—	711,941	500,000
4.49% to 5.93% due in 2008	75,571	74,000	28,995	27,000
4.98% to 5.96% due in 2009	138,000	123,000	5,000	5,000
4.95% to 8.44% due in 2010	35,370	35,000	425	—
3.99% to 6.60% due in 2011	41,635	40,000	1,836	—
5.22% to 5.49% due in 2013	49,000	49,000	10,000	10,000
6.00% due in 2015	34	—	—	—
5.66% due in 2017	500	—	—	—
0.00% due in 2022	430	—	—	—
2.51% to 3.75% due in 2023	391	—	264	—

	2,561,642	366,000	2,430,467	642,000
Variable Rate:
5.76% due in 2004	—	—	80,000	—

	2,561,642	366,000	2,510,467	642,000
Unamortized premium	28,693	—	1,028	—

Total advances, net	$2,590,335	366,000	2,511,495	642,000

Webster Bank had additional borrowing capacity from the FHLB of approximately $651.6 million and $140.6 million at December 31, 2004 and 2003, respectively. Advances are secured by a blanket security agreement, which requires Webster Bank to maintain as collateral certain qualifying assets, principally mortgage loans and securities. At December 31, 2004 and 2003, investment securities were not fully utilized as collateral, and had all securities been used for collateral, Webster Bank would have had additional borrowing capacity of approximately $913.6 million and $1.9 billion. At December 31, 2004 and 2003, Webster Bank was in compliance with the FHLB collateral requirements.

During 2004, Webster completed its plan to de-leverage its balance sheet through the sale of $750.0 million of securities with an effective duration of 2.1 years. Proceeds from the de-leveraging were used to prepay approximately $500.0 million of Federal Home Loan advances that were swapped to floating rates and approximately $250.0 million of overnight borrowing. The yield on the securities sold was 3.53% while the cost on the borrowing prepaid was 4.27%. Costs of $45.8 million resulted from the prepayment of the borrowings and is reflected in noninterest expenses in 2004.

NOTE 13: Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

The following table summarizes securities sold under agreements to repurchase and other short-term borrowings:

	At December 31,
(In thousands)	2004	2003

Securities sold under agreements to repurchase	$1,117,040	1,378,229
Federal funds purchased	133,780	400,000
Treasury tax and loan	164,592	105,129
Other	1,286	8,780

	1,416,698	1,892,138
Unamortized premiums	11,785	—

Total	$1,428,483	1,892,138

During 2004 and 2003, securities sold under agreements to repurchase (“repurchase agreements”) were also used as a primary source of borrowed funds in addition to FHLB advances. Repurchase agreements were primarily collateralized by U.S. Government agency mortgage-backed securities. The collateral for these repurchase agreements is delivered to broker/dealers. Repurchase agreements with broker/dealers are limited to primary dealers in government securities or commercial and municipal customers through Treasury Sales desk. At December 31, 2004 and 2003, there were $83.5 million and $235.0 million of repurchase agreements that were structured to be callable at the option of the counterparty. The weighted-average rates on total repurchase agreements and other borrowings were 2.40% and 1.14% at December 31, 2004 and 2003, respectively.

Information concerning repurchase agreements outstanding at December 31, 2004 is presented below:

(In thousands)
				Weighted-	Weighted-Average
		Amortized Cost	Market Value	Average	Original
Original maturity	Balance	of Collateral	of Collateral	Rate	Maturity

Up to 30 days	$401,581	408,299	404,250	1.54%	4.6	Days
31 to 90 days	657	676	672	2.02	2.9	Months
Over 90 days	714,802	757,512	749,625	2.98	31.7	Months

Totals	$1,117,040	1,166,487	1,154,547	2.46%	20.3	Months

The following table sets forth certain information concerning short-term borrowings at the dates and for the years indicated:

	Years ended December 31,
(In thousands)	2004	2003	2002

Repurchase agreement:
Average amount outstanding during the period	$714,320	1,064,404	1,192,253
Amount outstanding at end of period	527,127	842,491	1,218,596
Highest month-end balance during the period	1,023,826	1,270,166	1,636,177
Weighted-average interest rate at end of period	1.86%	0.95	1.44
Weighted-average interest rate during the period	1.17	1.08	1.73
Federal funds purchased:
Average amount outstanding during the period	n/a	$476,368	n/a
Amount outstanding at end of period	n/a	400,000	n/a
Highest month-end balance during the period	n/a	682,100	n/a
Weighted-average interest rate at end of period	n/a	0.95%	n/a
Weighted-average interest rate during the period	n/a	1.12	n/a

NOTE 14: Other Long-Term Debt

Other long-term debt consists of the following:

	At December 31,
(In thousands)	2004	2003

Subordinated notes (due January 2013)	$200,000	200,000
Senior notes (due April, 2014)	150,000	—
Senior notes (due November 2007)	75,600	100,800
Junior subordinated debt to related capital trusts:
Webster Capital Trust I	103,093	103,093
Webster Capital Trust II	51,547	51,547
Webster Statutory Trust I	77,320	77,320
People’s Bancshares Capital Trust	10,309	—
Note payable	10,000	—

	677,869	532,760
Unamortized premium	2,146	—

Total long-term debt	$680,015	532,760

In January 2003, Webster Bank completed an offering of $200.0 million of subordinated notes that bear an interest rate of 5.875% and mature on January 15, 2013. The notes were rated investment grade by the major rating agencies and will supplement existing regulatory capital. A futures derivative contract in anticipation of the debt issuance was used to hedge the fixed rate on the subordinated notes. The contract qualified as a cash flow hedge under the guidelines of SFAS No. 133, as amended. A gain of $1.7 million realized on the futures contract transaction has been deferred as a component of accumulated other comprehensive income and is being amortized over the life of the notes as a reduction of interest expense. It is anticipated that approximately $169,000 will be reclassified into earnings over the next twelve months.

On April 7, 2004, Webster completed an offering of $150.0 million of senior notes which are not redeemable prior to their maturity on April 15, 2014, have an interest rate of 5.125% and were priced to yield 5.187%. Net proceeds from this offering were used to partially fund the $184 million cash portion of the purchase price of the acquisition of FIRSTFED.

In November 2000, a private placement of $126.0 million of 8.72% unsecured Senior Notes due in 2007 was completed. In November 2003 and each year thereafter, a mandatory repayment of $25.2 million of principal is required. In addition, Webster may, at its option, prepay at any time, in whole or in part, the outstanding principal amount at par plus a make-whole prepayment penalty. The senior notes contain certain covenants that include a maximum amount of debt, a minimum equity to assets ratio and a maximum nonperforming assets ratio. At December 31, 2004, Webster is in compliance with all covenants.

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

On April 1, 1997, Eagle Financial Capital Trust I, subsequently renamed Webster Capital Trust II (“Trust II”), completed a private placement of capital securities. Proceeds from the issue were invested by Trust II in $51.5 million of 10.0% junior subordinated deferrable interest debentures issued by Eagle due in 2027. These debentures represent the sole assets of Trust II. Webster holds 100% of the common stock in Trust II.

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

In May 2004, with the acquisition of FIRSTFED, Webster assumed junior subordinated debt (People’s Bancshares Capital Trust) of $10.3 million. This debt has a coupon rate of 11.695% and matures in July 2030. A purchase premium of $2.1 million resulted from the acquisition and is being amortized over the life of the subordinated debt as an adjustment to interest expense. Additionally, Webster assumed a $10.0 million note payable maturing in April 2012, and has a coupon rate of 5.55%.

The subordinated debt securities are unsecured obligations of Webster and are subordinate and junior in right of payment to all present and future senior indebtedness. Webster has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the various trusts, including its obligations to pay costs, expenses, debts and liabilities (other than trust securities) provides a full and unconditional guarantee of amounts on the capital securities.

In December 2003, FIN 46R, which required Webster to deconsolidate its investment in the various trusts, was adopted. In accordance with the provisions of FIN 46R, the capital security obligations of the Trusts that were classified as a separate line between debt and equity were no longer consolidated. Webster’s junior subordinated debt obligation to the trusts are now not eliminated in consolidation and is included in other long-term debt on the Consolidated Statements of Condition.

NOTE 15: Shareholders’ Equity

Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of Currency of the United States (“OCC”) require Webster and Webster Bank to maintain certain minimum ratios, as set forth below. At December 31, 2004, both entities were deemed to be “well capitalized” and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios.

	Actual		Capital Requirements		Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2004
Webster Financial Corporation
Total capital (to risk-weighted assets)	$1,410,329	11.2%	$1,010,628	8.0%	$1,263,286	10.0%
Tier 1 capital (to risk-weighted assets)	1,055,636	8.4	505,314	4.0	757,971	6.0
Tier 1 leverage capital ratio (to average assets)	1,055,636	6.4	663,853	4.0	829,817	5.0
Webster Bank, N.A.
Total capital (to risk-weighted assets)	$1,451,810	11.6%	$997,393	8.0%	$1,246,741	10.0%
Tier 1 capital (to risk-weighted assets)	1,101,698	8.8	498,696	4.0	748,045	6.0
Tier 1 leverage capital ratio (to average assets)	1,101,698	6.7	657,714	4.0	822,143	5.0
At December 31, 2003
Webster Financial Corporation
Total capital (to risk-weighted assets)	$1,319,087	13.5%	$784,195	8.0%	$980,244	10.0%
Tier 1 capital (to risk-weighted assets)	993,143	10.1	392,098	4.0	588,146	6.0
Tier 1 leverage capital ratio (to adjusted total assets)	993,143	6.9	571,713	4.0	714,641	5.0
Webster Bank, N.A.
Total capital (to risk-weighted assets)	$1,272,870	13.2%	$773,578	8.0%	$966,973	10.0%
Tier 1 capital (to risk-weighted assets)	954,325	9.9	386,789	4.0	580,184	6.0
Tier 1 leverage capital ratio (to adjusted total assets)	954,325	6.7	566,351	4.0	707,938	5.0

A primary source of liquidity for Webster is dividend payments from Webster Bank, which are limited by various banking regulations to net profits for the current year plus net retained profits from the preceding two years and further restricted by minimum capital requirements at Webster Bank. Based on the most restrictive limitations, Webster Bank had excess regulatory capital and could declare up to $123.7 million of dividends without prior regulatory approval as of December 31, 2004. In addition, the OCC has the discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster totaled $135.0 million in 2004 and $70.0 million in 2003, respectively.

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

Retained earnings at December 31, 2004 and 2003 included $57.4 million and $50.0 million respectively, of certain “thrift bad debt” reserves established before 1988. For federal income tax purposes, Webster Bank deducted those reserves (including those deducted by certain thrift institutions later acquired by Webster), and they are subject to recapture in certain circumstances, including: (i) distributions by Webster Bank in excess of certain earnings and profits; (ii) redemption of the stock; or (iii) liquidation. Because Webster does not expect those events to occur, no federal income tax liability has been provided for the reserves.

In February 1996, Webster’s Board of Directors adopted a stockholder’s rights plan in which preferred stock purchase rights have been granted as a dividend at the rate of one right for each share of common stock held of record as of the close of business on February 16, 1996. The plan is designed to protect all shareholders against hostile acquirers who may seek to take advantage of Webster and its shareholders through coercive or unfair tactics aimed at gaining control without paying all shareholders a fair price. Each right initially would entitle the holder thereof to purchase under certain circumstances 1/1,000th of a share of a new Series C Preferred Stock at an exercise price of $100 per share. The rights will expire in February 2006. The rights will be exercisable only if a person or group in the future becomes the beneficial owner of 15% or more of the common stock, or announces a tender or exchange offer which would result in its ownership of 15% or more of the common stock, or if the Board declares any person or group to be an “adverse person” upon a determination that such person or group has acquired beneficial ownership of 10% or more and that such ownership is not in the best interests of Webster.

A total of 95,677 shares of common stock were repurchased during 2004 at an average cost of $48.29 per common share. Of the shares repurchased, 12,889 shares were repurchased as part of the July 2002, 2.4 million share stock buyback program. The remaining 82,788 shares were repurchased for acquisition and other corporate purposes. A total of 331,722 shares of common stock were repurchased during 2003 at an average cost of $37.38 per common share. Of the shares repurchased, 234,073 shares were repurchased through this stock buyback program. The remaining 97,649 shares were repurchased for acquisitions and other corporate purposes.

On July 22, 2003, an additional stock buyback program was announced consisting of 2.3 million shares, or approximately 5 percent, of its 45.6 million then outstanding common shares. There have not been any shares repurchased under this program.

There was a total of 39,716 and 48,713 shares of restricted common stock granted to senior management and non-employee directors during 2004 and 2003, respectively. The cost of the restricted shares was measured on the date of grant and will be charged to noninterest expense over the restricted period. See Notes 1 and 19 for further information on stock-based compensation.

Accumulated other comprehensive income is comprised of the following components.

	At December 31,
(In thousands)	2004	2003

Unrealized (loss) gain on available for sale of securities (net of tax)	$(2,461)	16,179
Unrealized (loss) gain upon transfer of available for sale securities to held to maturity (net of tax and amortization)	(3,438)	2,029
Deferred gain on hedge	1,358	1,528

Total accumulated other comprehensive (loss) income	$(4,541)	19,736

NOTE 16: Derivative Financial Instruments

At December 31, 2004, there were outstanding interest rate swaps with a total notional amount of $802.5 million. These swaps are used to hedge FHLB advances, repurchase agreements and other long-term debt and qualify for fair value hedge accounting under SFAS No. 133. The swaps are used to transform the debt from fixed rate to floating rate and qualify for short-cut treatment under hedge accounting. Of the total, $100.0 million of the interest rate swaps mature in 2005, $50.0 million in 2006, $200.0 million in 2007, $102.5 million in 2008, $200.0 million in 2013 and $150.0 million in 2014 and an equivalent amount of the hedged debt matures on these dates. At December 31, 2003, there were outstanding interest rate swaps with a notional amount of $1.3 billion.

During the 2004 second quarter, Webster Bank purchased two $100 million swaptions with the right, but not the obligation, to enter into two $100 million swaps, paying 6.15% fixed and receiving one month LIBOR. These swaptions were purchased with the objective of establishing a hedging relationship with certain debt that was subsequently prepaid. These swaptions are carried at fair value and mature in 2007.

In addition, Webster has outstanding interest rate swaps with a notional amount of $72.5 million that are used to mitigate interest rate risk associated with certain fixed rate brokered deposits. The swaps transform fixed rate deposits to floating rate and mature $31.5 million in 2006 and $41.0 million in 2008. A hedging relationship does not exist at December 31, 2004.

Webster transacts certain derivative products with its customer base, primarily interest rate swaps. These customer derivatives are offset with matching derivatives with other counterparties in order to minimize risk. Exposure with respect to these derivatives is largely limited to nonperformance by either of the parties in the transaction — the customer or the other counterparty. The notional amount of customer derivatives and the offsetting counter party derivatives each totaled $186.2 million at December 31, 2004 and $116.1 million at December 31, 2003. The customer derivatives and the offsetting matching derivatives are marked to market and any difference is reflected in noninterest income.

Certain derivative instruments, primarily forward sales of mortgage-backed securities (“MBSs”), are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to the closing and funds disbursement on a single-family residential mortgage loan, an interest-rate locked commitment is generally extended to the borrower. During such time, Webster Bank is subject to risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, which agree to deliver whole mortgage loans to various investors or issue MBSs, are established. At December 31, 2004, outstanding rate locks totaled approximately $203.2 million and the residential mortgage held for sale portfolio totaled $146.7 million. Forward sales, which include mandatory forward commitments of approximately $131.0 million and best efforts forward commitments of approximately $174.3 million at December 31, 2004, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. Webster Bank will still have certain execution risk, that is, risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell.

The interest rate locked loan commitments are recorded at fair value, with changes in fair value recorded in current period earnings. The changes in the fair value of forward sales commitments are also recorded in current period earnings. Loans held for sale are carried at the lower of aggregate cost or fair value. The changes in fair value of forward sales commitments will be adjusted monthly based upon market interest rates and the level of locked loan commitments and unallocated forward sales commitments.

NOTE 17: Summary of Estimated Fair Values of Financial Instruments

A summary of estimated fair values of significant financial instruments consisted of the following:

	At December 31,
	2004		2003
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and due from depository institutions	$248,825	248,825	209,234	209,234
Short-term investments	17,629	17,629	42,420	42,420
Securities	3,724,019	3,729,035	4,302,181	4,303,441
Loans held for sale	147,211	147,211	89,830	89,830
Total loans	11,712,775	11,811,942	9,212,809	9,352,140
Allowance for loan losses	(150,112)	(150,112)	(121,674)	(121,674)

Loans, net	11,562,663	11,661,830	9,091,135	9,230,466
Mortgage servicing rights	9,947	12,135	4,331	8,499
Liabilities:
Deposits other than time deposits	$7,027,886	7,027,886	5,593,424	5,425,115
Time deposits	3,543,402	3,544,047	2,778,711	2,829,156
Fed funds and repurchase agreements	1,428,483	1,427,993	1,892,138	1,889,556
FHLB advances and other long-term debt	3,270,350	3,300,154	3,044,255	3,157,747
Preferred stock of subsidiary corporation	9,577	9,801	9,577	10,243

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

The carrying amounts for short-term investments, other than time deposits, approximate fair value since they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of securities (see Note 4) is estimated based on prices or quotations received from third parties or pricing services. The fair value of debt issuances is based on prices calculated by Bloomberg. The fair value of interest-rate contracts was based on the amount Webster could receive or pay to terminate the agreements. FHLB and FRB stock, which is included in securities, has no active market and is required to be held by member banks. The estimated fair value of FHLB and FRB stock equals the carrying amount. In estimating the fair value of loans and time deposits, about 200 distinct types of accounts are separately valued and consolidated into the broad categories in the table above. Whenever possible, observable market prices for similar loans or deposit are used as benchmarks to calibrate Webster’s portfolios. The fair value of deposits with no defined maturities is the amount payable on demand at the reporting date.

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

NOTE 18: Employee Benefit Plans

Webster provides an employee investment savings plan governed by section 401(a) of the Internal Revenue Code, (“the Code”). Effective September 1, 2004, Webster matches 100% of the first 2% and 50% of the next 6% of the employee’s pretax contribution based on annual compensation. The employer match was adjusted in 2004 in conjunction with revisions to the pension benefit payment formula and to the value sharing component of the employee investment savings plan. Noninterest expense was charged with $4.5 million in 2004, $3.4 million in 2003 and $2.6 million in 2002 for employer matching contributions to the plan.

An Employee Stock Ownership Plan (“ESOP”) was active through December 31, 2001. Effective as of January 1, 2002, the ESOP did not receive any further employer contributions or allow any new members to join the plan. Members continue to receive dividend payments on their vested balance in Webster common stock. Benefit payments from the ESOP will continue under the benefit payment provisions of the plan. The final release of unallocated shares from the ESOP occurred in January 2002. Noninterest expense was charged $178,000, $108,000 and $935,000 for the years ended December 31, 2004, 2003 and 2002, respectively, for costs related to the ESOP. The 2004 and 2003 ESOP charges were related to administrative costs. The 2002 ESOP charge included $857,000 of compensation expense and $78,000 of administrative costs.

In 2002, the value sharing plan became a component of the 401(k) plan. Under the value sharing plan, employer discretionary profit sharing contributions are made to the 401(k) plan for the benefit of participants who are below the level of senior vice president. The contributions are initially invested in Webster common stock and remain there until the participant becomes fully vested in his profit sharing account. Employees become fully vested after three years of service. The employer contributions are allocated proportionately for each eligible participant on the basis of their compensation. Employer contribution payments to the value sharing plan totaled $500,000 and $799,000 in 2004 and 2003, respectively.

A qualified Employee Stock Purchase Plan (“ESPP”) governed by section 423 of the Code, provides eligible employees the opportunity to invest up to 10% of their after tax base compensation to purchase Webster common stock at a discounted price. Participants in the ESPP through December 31, 2004 were able to purchase Webster common stock at 85% of the lower of the market price on the first or last trading day of each offering period. Beginning January 1, 2005, the price to ESPP participants will be 85% of the market price on the last trading day of the period. During 2004 and 2003, shares purchased totaled 41,951 and 42,293, respectively. At December 31, 2003, there were 575,807 shares available for future purchase under the ESPP. For the years ended December 31, 2004, 2003 and 2002 charges to noninterest expense related to the ESPP totaled $469,000, $460,000 and $128,000, respectively.

A defined benefit noncontributory pension plan is maintained for employees who meet certain minimum service and age requirements. Pension plan benefits are based upon earnings of covered employees during the period of credited service. A supplemental retirement plan is also maintained for the benefit of certain employees who are at the executive vice president or above level. The supplemental retirement plan provides eligible participants with an additional retirement benefit. Webster also provides other postretirement benefits to certain retired employees.

As a result of the FIRSTFED acquisition on May 14, 2004, Webster assumed the obligations of the FIRSTFED pension plan during 2004. The FIRSTFED plan is currently administered by Pentegra (the Fund). The Fund does not segregate the assets or liabilities of its participating employers in the on-going administration of the fund and accordingly, disclosure of FIRSTFED accumulated vested and nonvested benefits was not possible. According to the Fund’s administrators, as of June 30, 2003, the date of the latest actuarial valuation, the market value of the Fund’s net assets exceeded the actuarial present value of vested and nonvested benefits in the aggregate. Webster has requested that the Fund determine the assets of the Fund attributed to FIRSTFED and anticipates the assets will be merged into Webster’s pension plan during 2005. During 2004 Webster accrued $360,000 related to the FIRSTFED pension plan. All former eligible employees have been included in the Webster pension plan calculation of projected benefit obligation as of December 31, 2004, and net pension expense for 2004, with respect to the benefits earned from September 1, 2004, through December 31, 2004.

A December 31 measurement date is used for the pension, supplemental pension and postretirement benefit plans. The following tables set forth changes in benefit obligation, changes in plan assets and the funded status of the pension plans and other postretirement benefit plan at December 31.

	Pension Benefits		Other Benefits
(In thousands)	2004	2003	2004	2003

Change in benefit obligation:
Projected benefit obligation at beginning of year	$72,703	54,746	4,602	4,223
Service cost	8,452	6,799	—	—
Interest cost	4,889	3,795	267	332
Plan amendments	464	—	—	—
Actuarial liability loss (gain)	9,100	7,385	(445)	332
Benefits paid and administrative expenses	(1,793)	(1,199)	(294)	(285)
Purchase acquisition	—	1,177	—	—

Projected benefit obligation at end of year	93,815	72,703	4,130	4,602

Change in plan assets:
Plan assets at fair value at beginning of year	60,243	44,600	—	—
Actual return on plan assets	5,470	7,855	—	—
Employer contributions	12,506	7,835	294	285
Benefits paid and administrative expenses	(1,793)	(1,199)	(294)	(285)
Purchase acquisition	—	1,152	—	—

Plan assets at fair value at end of year	76,426	60,243	—	—

Funded status	(17,389)	(12,460)	(4,130)	(4,602)
Unrecognized prior service cost	594	337	683	744
Unrecognized net loss	27,459	19,867	26	471
Unrecognized transition asset	(59)	(67)	—	—
Additional minimum liability	(1,844)	(914)	—	—

Prepaid (accrued) benefit cost	$8,761	6,763	(3,421)	(3,387)

The pension plan held in its investment portfolio 62,000 shares of Webster common stock at both December 31, 2004 and 2003 and had an approximate market value of $3.1 million and $2.9 million at those dates, respectively.

The accumulated benefit obligation for all pension plans was $77.6 million and $61.9 million at December 31, 2004 and 2003, respectively. The fair value of plan assets exceeds the accumulated benefit obligation in all of Webster’s pension plans, except for the supplemental retirement plan. Information concerning the supplemental plan is presented below.

	At December 31,
(In thousands)	2004	2003

Projected benefit obligation	$6,806	3,612
Accumulated benefit obligation	4,905	2,720
Fair value of plan assets	—	—

Expected future benefit payments for the pension plans and other postretirement benefit plans are presented:

(In thousands)	Pension Benefits	Other Benefits

2005	$1,355	389
2006	1,280	370
2007	1,893	374
2008	3,332	373
2009	2,841	369
2010-2014	26,852	1,730

Net benefit expense for the years ended December 31 included the following components.

	Pension Benefits			Other Benefits
(In thousands)	2004	2003	2002	2004	2003	2002

Service cost-benefits earned during the period	$8,452	6,799	5,557	$—	—	—
Interest cost on projected benefit obligations	4,889	3,795	3,193	267	332	210
Expected return on plan assets	(5,077)	(3,440)	(3,303)	—	—	—
Amortization of prior service cost and transition asset	199	56	(97)	62	62	62
Recognized net loss (gain)	1,116	923	517	—	—	(4)

Net pension expense	$9,579	8,133	5,867	$329	394	268

Webster plans to contribute at least an amount equal to the greater of the contribution required to meet the minimum funding standards under IRC Section 412, or the amount necessary to avoid an additional minimum liability as defined in SFAS No. 87 and No. 132. Additional contributions will be made as deemed appropriate by management in conjunction with the plans actuaries. For 2005, the preliminary estimated contribution ranges from $4.0 million to $5.0 million.

The allocation of the fair value of the pension plan’s assets at the December 31 measurement date is shown in the following table:

	2004	2003

Assets Category:
Cash/Cash Equivalents *	5%	16
Fixed Income Investments	26	25
Equity Investments	69	59

	100%	100

*	The December 31, 2003 percentage reflects an employer contribution of $7.8 million, that was made late in December. On average, over a complete market cycle, cash and cash equivalents were within policy guidelines .

The Retirement Plan Committee, the (“Committee”) is a fiduciary under ERISA, and is charged with the responsibility for directing and monitoring the investment management of the pension plan. To assist the Committee in this function, they engage the services of investment managers and advisors who possess the necessary expertise to manage the pension plan assets within the established investment policy guidelines and objectives. The statement of investment policy guidelines and objectives is not intended to remain static and is reviewed no less often than annually by the Committee.

The primary objective of the pension plan investment strategy is to provide long-term total return through capital appreciation and dividend and interest income. The plan invests in equity and fixed-income securities. The performance benchmarks for the plan include a composite of the Standard and Poors 500 stock index and the Lehman Brothers Corporate/Government Bond Index. The volatility, as measured by Standard Deviation, of the pension plan’s assets should not exceed that of the Composite Index. The investment policy guidelines allow the plan assets to be invested in certain types of cash equivalents, fixed income securities, equity securities and mutual funds. Investments in mutual funds must be only for funds that invest in the types of securities that are specifically allowed by investment policy guidelines.

The investment policy guidelines in effect as of December 31, 2004 and 2003, on average, over a complete market cycle, set the following asset allocation ranges:

Target Asset Allocations:
Cash/Cash Equivalents	0% - 10%
Fixed Income Investments	25% - 45%
Equity Investments	50% - 70%

The basis for the expected long-term rate of return on assets assumption is as follows.

	Percent of	Expected
Asset Category	Portfolio	Return

US Bonds	35%	6.5%
Large Cap Equity	51	9.5
Small Cap Equity	3	11.0
International Equity	6	9.5
Short-term Investments	5	5.0

Total	100%	8.3%

Reasonable range for the long-term return on assets assumption is 8.0% to 9.0%. Webster selected 8.5%. The above assumes a long-term inflation of 3.0%.

Weighted-average assumptions used to determine benefit obligations at December 31.

	Pension Benefits		Other Benefits
	2004	2003	2004	2003

Discount Rate	6.00%	6.25	6.00%	6.25
Rate of compensation increase	4.00	4.00	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31.

	Pension Benefits		Other Benefits
	2004	2003	2004	2003

Discount Rate	6.25%	6.75	6.25%	6.75
Expected long-term return on assets	8.50	7.75	n/a	n/a
Rate of compensation increase	4.00	4.50	n/a	n/a

The assumed healthcare cost-trend rate is 9.0% for 2004 declining 1.00% each year until 2008 when the rate will be 5.00%. An increase of 1.00% in the assumed healthcare cost trend rate for the 2004 period would have increased the net periodic postretirement benefit cost by $18,000 and increased the accumulated benefit obligation by $320,000. A decrease of 1.00% in the assumed healthcare cost trend rate for the 2004 period would have decreased the net periodic postretirement cost by $16,000 and decreased the accumulated benefit obligation by $283,000.

NOTE 19: Stock-Based Compensation Plans

A fixed stock option plan, the 1992 Stock Option Plan, (the “Plan”), is maintained for the benefit of Webster’s officers and directors. The Plan grants both incentive and nonqualified stock options. At December 31, 2004, there were 3.5 million options outstanding of which 106,145 pertained to options received from purchase acquisitions.

The fair value of each option is determined based on the grant date using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions.

	Weighted Average Assumptions
	2004	2003	2002

Expected term (years)	7.2	7.2	8.6
Expected dividend yield	2.00%	2.00	2.15
Expected volatility	31.78	30.59	31.75
Expected forfeiture rate	5.00	5.00	4.46
Risk-free interest rate	3.97	3.88	4.35

Fair value of options granted	$15.73	13.37	12.56

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	3,470,688	$28.91	3,362,299	$25.62	3,160,635	$23.69
Options granted	509,269	49.05	461,748	44.58	516,349	35.06
Options issued in connection with purchase acquisitions	83,220	15.05	29,461	16.86	—	—
Options exercised	(443,232)	18.97	(343,366)	16.72	(236,015)	19.59
Options forfeited/canceled	(73,589)	33.55	(39,454)	29.34	(78,670)	24.99

Options outstanding at end of year	3,546,356	$32.62	3,470,688	$28.91	3,362,299	$25.62

Options exercisable at year end	2,496,417	$27.54	2,292,015	$24.64	1,848,025	$23.37

The following table summarizes information about the option plans at December 31, 2004:

		Options Outstanding		Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$5.13 - 10.26	71,316	0.1	$9.94	71,316	$9.94
10.27 - 15.39	141,472	1.0	13.80	141,472	13.80
15.40 - 20.52	175,945	2.2	18.62	175,945	18.62
20.53 - 25.65	717,684	5.6	23.15	717,684	23.15
25.66 - 30.78	465,731	6.2	29.31	465,731	29.31
30.79 - 35.91	955,953	5.2	33.81	742,676	33.60
35.92 - 41.04	126,225	7.7	37.68	84,167	37.62
41.05 - 46.17	417,761	8.9	45.43	97,426	45.55
46.18 - 51.31	474,269	9.9	49.39	—	—

	3,546,356	6.1	$32.62	2,496,417	$27.54

At December 31, 2004, total options outstanding included 2,765,799 non-qualified and 780,557 incentive stock options. The options normally vest over a three to four year period and grant the holder the right to acquire a share of Webster common stock for each option held and have a contractual life of ten years. The Plan was amended in 2004 to add provisions for the deferral of stock compensation incentive awards and to allow for the granting of stock appreciation rights (“SARS”) to eligible employees and non-employee directors.

The Plan also permits grants of restricted stock. During 2004 and 2003, there were 35,817 and 43,638, respectively, of restricted common shares granted to senior management under the Plan, which normally vest over a period ranging from three to five years. A Director Retainer Fees plan provides non-employee directors with restricted shares in lieu of an annual cash retainer for their services rendered as directors. During 2004 and 2003, a total of 3,899 and 5,075 restricted shares, respectively, were granted to directors with a vesting schedule of one year. The cost of all restricted shares granted to directors and management is amortized to noninterest expense over the service vesting period and such expense is reflected in compensation and benefits expense. See Note 1 for further information on restricted stock grant expense. The Plan, as of December 31, 2004, had 1,729,195 common shares available for future grants.

NOTE 20: Business Segments

Webster segregates financial information in assessing its results among three operating segments: Retail Banking, Commercial Banking and Wealth and Investment Services. The amounts in the Corporate column include activity not related to the segments, such as the investment securities portfolio and administrative units. The Corporate column is not considered to be an operating segment. The methodologies and organizational hierarchies that define the business segments are periodically reviewed and revised. Results may be restated, when necessary, to reflect changes in organizational structure or allocation methodology. Prior years’ results were restated for changes relating to two component of funds transfer pricing being reclassed within the income statement. The following table presents the statement of operations and total assets for Webster’s reportable segments.

Year ended December 31, 2004
			Wealth and
	Retail	Commercial	Investment		Consolidated
(In thousands)	Banking	Banking	Services	Corporate	Total

Net interest income (loss)	$352,972	115,735	4,647	(5,193)	468,161
Provision for loan losses	11,313	19,722	331	(13,366)	18,000

Net interest income after provision	341,659	96,013	4,316	8,173	450,161
Noninterest income	137,144	30,127	22,622	29,814	219,707
Noninterest expense	258,327	57,280	27,859	103,671	447,137

Income (loss) before income taxes	220,476	68,860	(921)	(65,684)	222,731
Income taxes expense (benefit)	68,200	21,301	(285)	(20,318)	68,898

Net income (loss)	$152,276	47,559	(636)	(45,366)	153,833

Total assets at period end	$8,809,509	3,527,147	123,398	4,560,543	17,020,597

Year ended December 31, 2003
			Wealth and
	Retail	Commercial	Investment		Consolidated
(In thousands)	Banking	Banking	Services	Corporate	Total

Net interest income	$305,105	96,861	4,297	7,256	413,519
Provision for loan losses	8,167	17,506	196	(869)	25,000

Net interest income after provision	296,938	79,355	4,101	8,125	388,519
Noninterest income	128,339	50,263	18,899	34,982	232,483
Noninterest expense	227,637	75,949	25,456	48,940	377,982

Income (loss) before income taxes	197,640	53,669	(2,456)	(5,833)	243,020
Income taxes expense (benefit)	64,876	17,617	(806)	(1,915)	79,772

Net income (loss)	$132,764	36,052	(1,650)	(3,918)	163,248

Total assets at period end	$6,752,079	2,879,955	92,761	4,843,895	14,568,690

Year ended December 31, 2002
			Wealth and
	Retail	Commercial	Investment		Consolidated
(In thousands)	Banking	Banking	Services	Corporate	Total

Net interest income	$247,903	76,387	2,861	78,577	405,728
Provision for loan losses	7,853	12,078	116	8,953	29,000

Net interest income after provision	240,050	64,309	2,745	69,624	376,728
Noninterest income	98,256	31,013	16,744	39,559	185,572
Noninterest expense	186,986	61,869	25,229	54,239	328,323

Income (loss) before income taxes and cumulative effect of change in method of accounting	151,320	33,453	(5,740)	54,944	233,977
Income taxes expense (benefit)	47,836	10,575	(1,815)	17,369	73,965

Income (loss) before cumulative effect of change in method of accounting	103,484	22,878	(3,925)	37,575	160,012
Cumulative effect of change in method of accounting (net of taxes)	—	(7,280)	—	—	(7,280)

Net income (loss)	$103,484	15,598	(3,925)	37,575	152,732

Total assets at period end	$6,258,709	2,432,197	63,026	4,714,072	13,468,004

Retail Banking

The Retail Banking segment includes consumer lending, deposit generation and direct banking activities, which include the operation of automated teller machines and telebanking customer support and sales. It also includes insurance services and business and professional banking. The Retail Banking segment also includes the residential real estate lending, loan servicing and secondary marketing activities. The growth in net interest income compared to a year ago can be attributed to the increases in residential and consumer loans and lower cost deposits and the acquisition of FIRSTFED. Increase in deposit services fees from the growth in deposits as a result of the acquisition of FIRSTFED in May 2004 and the continued success of the High Performance Checking product have improved the level of noninterest income for 2004.

Commercial Banking

The Commercial Banking segment includes middle market, specialized, equipment financing, asset-based and commercial real estate lending, deposit and cash management activities and financial advisory services. The results for 2004 reflect the growth in equipment financing, middle market and commercial real estate loans, which was a primary reason for the increase in net interest income from the 2003 period. Noninterest income and expense declined due to the sale of Duff & Phelps in March 2004.

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

Corporate

Corporate includes the Treasury unit, which is responsible for managing the wholesale investment portfolio and funding needs. It also includes expenses not allocated to the business lines, the residual impact of methodology allocations such as the provision for loan losses and funds transfer pricing offsets. The decrease for the current year’s net income was primarily the result of a declining wholesale interest-rate spread. The yield on wholesale assets for 2004 declined by 22 basis points from the same period a year earlier while wholesale borrowing costs rose 1 basis point.

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

NOTE 21: Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts

In December 2003, the FASB issued FASB Interpretation No. (“FIN”) 46 (revised), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity (“VIE”). FIN 46R replaces FIN 46 that was issued in January 2003.Webster applied FIN 46R to variable interests generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. FIN 46R was adopted as of December 31, 2003, and resulted in the deconsolidation of Webster Capital Trusts I and II and Webster Statutory Trust I. See Note 14 for further information.

As discussed in the section captioned Item 1, “Business”, Webster in 2004 became a financial holding company in connection with the conversion from a federal savings bank to a national bank. As a financial holding company, Webster is subject to regulatory capital requirements. Presently, the capital trust securities qualify as Tier I capital. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank and financial holding companies to continue to include in Tier I capital for regulatory purposes the amount of notes payable to the unconsolidated entity, net of any investment in that entity, until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of December 31, 2004, if Webster was not allowed to include its $190.3 million of net outstanding notes within Tier I capital it would still exceed the regulatory required minimums for capital adequacy purposes.

NOTE 22: Preferred Stock of Subsidiary Corporation

The Series B preferred stock was not redeemable prior to January 15, 2003, except upon the occurrence of a specified tax event. Redemption after January 15, 2003 is at the option of WPCC. As of December 31, 2004, there were no redemptions. Dividend expense on the preferred stock, inclusive of issuance cost amortization, was $863,000 for 2004, 2003 and 2002. The preferred shares are not exchangeable into common stock or any other securities, and do not constitute regulatory capital of either Webster Bank or Webster. The Series B preferred shares are listed on NASDAQ under the symbol “WBSTP”.

NOTE 23: Legal Proceedings

Webster is involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate management believes to be immaterial to the financial condition and results of its operations.

NOTE 24: Parent Company Condensed Financial Information

The Parent Company Condensed Statements of Condition at December 31, 2004 and 2003 and the Statements of Income and Cash Flows for each of the years in the three-year period ended December 31, 2004 are presented below.

Statements of Condition

	At December 31,
(In thousands)	2004	2003

Assets:
Cash and due from depository institutions	$6,033	2,949
Short-term investments	92,701	55,423
Securities available for sale	113,002	111,827
Commercial loans	1,145	—
Loans to subsidiaries	2,750	6,549
Investment in subsidiaries	1,784,564	1,289,200
Due from subsidiaries	1,191	1,843
Other direct investments	14,696	13,235
Other assets	20,799	16,215

Total assets	$2,036,881	1,497,241

Liabilities and shareholders’ equity:
Senior notes (Note 14)	$225,600	100,800
Junior subordinated debt (Note 14)	244,415	231,960
Other borrowings	10,000	—
Accrued interest payable	9,103	4,758
Other liabilities	3,789	6,828

Total liabilities	492,907	344,346

Shareholders’ equity	1,543,974	1,152,895

Total liabilities and shareholders’ equity	$2,036,881	1,497,241

Statements of Income

	Years ended December 31,
(In thousands)	2004	2003	2002

Operating Income:
Dividends from subsidiary	$135,000	70,000	180,000
Interest on securities and short-term investments	9,427	5,863	4,949
Interest on loans	134	240	245
Gain on sale of securities, net	8,204	8,026	5,685
Other noninterest income	1,126	1,438	113

Total operating income	153,891	85,567	190,992

Operating Expenses:
Interest expense on borrowings	30,624	10,967	11,163
Capital securities expense	—	11,924	13,525
Compensation and benefits	6,954	6,795	5,926
Other expenses	5,976	5,310	3,720

Total operating expenses	43,554	34,996	34,334

Income before income tax benefit and equity in undistributed earnings (losses) of subsidiaries	110,337	50,571	156,658
Income tax benefit	10,327	7,760	9,123

Income before equity in undistributed earnings (losses) of subsidiaries	120,664	58,331	165,781
Equity in undistributed earnings (losses) of subsidiaries	33,169	104,917	(13,049)

Net income	$153,833	163,248	152,732

Statements of Cash Flows

	Years ended December 31,
(In thousands)	2004	2003	2002

Operating activities:
Net income	$153,833	163,248	152,732
Decrease (increase) in other assets	7,584	(9,635)	(3,336)
Gain on sale of securities	(8,204)	(8,026)	(5,685)
Equity in undistributed (earnings) loss of subsidiaries	(33,169)	(104,917)	13,049
Increase in other liabilities	1,306	5,664	1,745
Stock-based compensation	7,387	5,618	4,920
Amortization of securities, net	3	26	45
Amortization of debt, net	(268)	—	—

Net cash provided by operating activities	128,472	51,978	163,470

Investing activities:
Purchases of securities available for sale	(35,963)	(24,257)	(20,406)
Sales proceeds, paydowns and maturities of securities available for sale	40,037	45,221	51,045
(Increase) decrease in short-term investments	(37,278)	(44,263)	4,768
Decrease (increase) in loans to subsidiaries	3,799	(2,543)	(843)
Net increase in loans	(1,145)	—	—
Net cash paid for purchase acquisitions	(182,771)	(25,438)	(650)

Net cash (used) provided by investing activities	(213,321)	(51,280)	33,914

Financing activities:
Repurchase of capital securities	—	(12,342)	(28,745)
Issuance of capital securities	—	75,000	—
Issuance of senior notes	150,000	—	—
Repayment of debt	(25,200)	(25,200)	—
Exercise of stock options	12,114	8,269	6,034
Cash dividends to shareholders	(44,361)	(37,422)	(35,463)
Common stock repurchases	(4,620)	(12,400)	(138,511)
Capital return from subsidiary	—	4,500	—

Net cash provided (used) by financing activities	87,933	405	(196,685)

Increase in cash and cash equivalents	3,084	1,103	699
Cash and cash equivalents at beginning of year	2,949	1,846	1,147

Cash and cash equivalents at end of year	$6,033	2,949	1,846

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Webster’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to any material information relating to the Webster and its subsidiaries required to be included in the its Exchange Act filings.

Internal Control Over Financial Reporting

Webster’s management has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting. This report can be found on page 37 of this Form 10-K.

Our independent registered public accounting firm has issued a report on (1) Webster management’s assessment of the effectiveness of our internal control over financial reporting. See page 38 of this Form 10-K.

There were no changes made in Webster’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information for the executive officers of Webster, each of whom is elected to serve for a one-year period.

	Age at	Positions Held with Webster
Name	December 31, 2004	and Webster Bank
James C. Smith	55	Chairman, Chief Executive Officer and Director

William T. Bromage	59	President, Chief Operating Officer and Director of Webster and Webster Bank; Vice Chairman of Webster Bank

William J. Healy	60	Executive Vice President and Chief Financial Officer

Robert F. Stoico	64	Chairman and Chief Executive Officer, Webster Bank, Massachusetts and Rhode Island region

Jeffery N. Brown	47	Executive Vice President, Marketing and Communications

Joseph J. Savage	52	Executive Vice President, Commercial Banking

Jo D. Keeler	54	Executive Vice President and Chief Risk Officer of Webster and Webster Bank; Chief Credit Policy Officer of Webster Bank

Harriet Munrett Wolfe	51	Executive Vice President, General Counsel and Secretary

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

     Robert F. Stoico was named Chairman and Chief Executive Officer of Webster Bank’s Massachusetts and Rhode Island region and Director of Webster and Webster Bank in May 2004 upon Webster’s acquisition of FIRSTFED. Prior to joining Webster, Mr. Stoico served as Chairman and Chief Executive Officer of FIRSTFED since its inception in 1996.

     Jeffery N. Brown is Executive Vice President of Marketing and Communications of Webster and Webster Bank. Mr. Brown was elected Executive Vice President of Marketing and Communications for Webster in March 2004. He has served as Executive Vice President of Marketing and Communications of Webster Bank since joining Webster Bank in 1996.

     Joseph J. Savage is Executive Vice President of Webster and Executive Vice President of Commercial Banking for Webster Bank. He joined Webster in April 2002. Prior to joining Webster, Mr. Savage was Executive Vice President of the Communications and Energy Banking Group for CoBank in Denver, Colorado from 1996 to April 2002.

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

Webster has adopted a code of business conduct and ethics that applies to all directors, officers and employees, including the principal executive officer and principal financial officer. It has also adopted Corporate Governance Guidelines and charters for the Audit, Compensation, Nominating and Corporate Governance and Executive Committees of the Board of Directors. These documents can be found on Webster’s website (www.wbst.com).

You can also obtain a printed copy of any of these documents without charge by contacting Webster at the following address:

Webster Financial Corporation
145 Bank Street
Webster Plaza
Waterbury, Connecticut 06702
Attn: Investor Relations
Telephone: (203) 578-2295

Additional information required under this item may be found under the sections captioned “Information as to nominees and Other Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Webster’s Proxy Statement (“the 2005 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2004, and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information regarding compensation of executive officers and directors is omitted from this Report and may be found in the Proxy Statement under the sections captioned “Executive Compensation” and “Compensation of Directors”, and the information included therein (excluding the Personnel Resources Compensation Committee Report on Executive Compensation and the Comparative Company Performance information) is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this Item is omitted from this Report and may be found under the section captioned “Stock Owned by Management” in the Proxy Statement and the information included therein is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is omitted from this Report and may be found under the section captioned “Certain Relationships” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and the information included therein is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is omitted from this Report and may be found under the section captioned “Auditor Fee Information” in the Proxy Statement and the information included therein is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

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

Exhibit No.	Exhibit Description

Exhibit No. 2	Plan of Acquisition and Reorganization.

2.1	Agreement and Plan of Merger by and among Webster Financial Corporation, Webster Bank and North American Bank & Trust Company, dated as of June 4, 2003 (filed as Exhibit 2.1 to the Corporation’s Registration Statement on Form S-4 (File No. 333-108303) filed with the SEC on August 28, 2003 and incorporated herein by reference).

2.2	Agreement and Plan of Merger by and between Webster Financial Corporation and FIRSTFED AMERICA BANCORP, INC., dated as of October 6, 2003 (filed as Exhibit 99.1 to the Corporations Current Report on Form 8-K filed with the SEC on November 4, 2003 and incorporated herein by reference).

2.3	Agreement and Plan of Merger by and among Webster Financial Corporation, Webster Bank and First City Bank, dated as of July 16, 2004 (filed as Exhibit 2.1 to the Corporation’s Registration Statement on Form S-4 (File No. 333-118923) filed with the SEC on September 10, 2004 and incorporated herein by reference).

Exhibit No. 3.	Certificate of Incorporation and Bylaws.

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K filed within the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Bylaws, as amended (filed as Exhibit 3.3 to the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2004 and incorporated herein by reference).

Exhibit No. 4	Instruments Defining the Rights of Security Holders.

4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Corporation’s Registration Statement on Form S-3 (File No. 333-81563) filed with the SEC on June 25, 1999 and incorporated herein by reference).

4.2	Rights Agreement, dated as of February 5, 1996, between the Corporation and Chemical Mellon Shareholder Services, L.L.C. (filed as Exhibit 1 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 12, 1996 and incorporated herein by reference).

Exhibit No.	Exhibit Description

4.3	Amendment No. 1 to Rights Agreement, entered into as of November 4, 1996, by and between the Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as an exhibit to the Corporation’s Current Report on Form 8-K filed with the SEC on November 25, 1996 and incorporated herein by reference).

4.4	Amendment No. 2 to Rights Agreement, entered into as of October 30, 1998, between the Corporation and American Stock Transfer & Trust Company (filed as Exhibit 1 to the Corporation’s Current Report on Form 8-K filed with the SEC on October 30, 1998 and incorporated herein by reference).

Exhibit No. 10.	Material Contracts.

10.1	1986 Stock Option Plan of Webster Financial Corporation (filed as Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 and incorporated here in by reference).

10.2	Amendment to 1986 Stock Option Plan (filed as Exhibit 10.3 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.3	Mechanics Savings Bank 1996 Officer Stock Plan (filed as Exhibit 10.1 of MECH Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.4	Amendment No. 1 to Mechanics Savings Bank 1996 Officer Stock Option Plan (filed as Exhibit 4.1 (b) of MECH Financial Inc.’s Registration Statement on Form S-8 as filed with the SEC on April 2, 1998 and incorporated herein by reference).

10.5	Mechanics Savings Bank 1996 Director Stock Option Plan (incorporated by reference to Exhibit 10.2 of MECH Financial, Inc.’s Annual Report on Form 10-K filed with the SEC on March 30, 1998 and incorporated herein by reference).

10.6	Amendment No. 1 to Mechanics Savings Bank 1996 Director Stock Option Plan (filed as Exhibit 4.2 (b) of MECH Financial, Inc.’s Registration Statement on Form S-8 as filed with the SEC on April 2, 1998 and incorporated herein by reference).

10.7	New England Community Bancorp, Inc., 1997 Non-Officer’s Directors’ Stock Option Plan (filed as Exhibit 4.1 of New England Community Bancorp, Inc.’s Registration Statement on Form S-8 as filed with the SEC on October 6, 1998 and incorporated herein by reference).

10.8	Amended and Restated 1992 Stock Option Plan (filed as Exhibit 10.1 to the Corporation’s current report on Form 8-K, filed with the SEC on February 4, 2005 and incorporated herein by reference).

10.9	Amended and Restated Deferred Compensation Plan for Directors and Officers of Webster Bank (filed as Exhibit 10.12 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.10	2001 Directors Retainer Fees Plan (filed as Exhibit A to the Corporation’s Definitive Proxy Statement filed with the SEC on March 21, 2001 and incorporated herein by reference).

10.11	Supplemental Retirement Plan for Employees of Webster Bank, as amended and restated effective January 1, 2003 (filed as Exhibit 10.14 to Webster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.12	Qualified Performance-Based Compensation Plan (filed as Exhibit A to the Corporation’s definitive proxy materials for the Corporation’s 1998 Annual Meeting of Shareholders and incorporated herein by reference).

10.13	Employee Stock Purchase Plan (filed as Appendix A to Webster’s Definitive Proxy Statement filed with the SEC on March 23, 2000 and incorporated herein by reference).

10.14	Change of Control Agreement, dated as of December 15, 1997, by and between the Corporation and James C. Smith (filed as Exhibit 10.29 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.15	Change of Control Agreement, dated as of December 15, 1997, by and between the Corporation and William T. Bromage (filed as Schedule 10.29 to Exhibit 10.29 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.16	Change of Control Agreement, dated as of April 24, 2002, by and between the Corporation and Joseph J. Savage (filed as Exhibit 10.27 to Webster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.17	Change of Control Agreement, dated as of March 30, 2001, by and between Webster Financial Corporation and William J. Healy (filed as Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2001 and incorporated herein by reference).

10.18	Change of Control Agreement, dated as of December 15, 1997, by and between Webster Financial Corporation and Jeffrey N. Brown.

10.19	Change of Control Agreement, dated as of August 13, 2001, by and between Webster Financial Corporation and Jo D. Keeler.

10.20	Change of Control Agreement, dated as of January 1, 2003, by and between Webster Financial Corporation and Harriet Munrett Wolfe.

10.21	Form of Amendment to Change of Control Agreement, dated as of January 31, 2005, by and between Webster Financial Corporation and the following executives:
James C. Smith, William T. Bromage, William J. Healy, Joseph J. Savage, Jeffrey N. Brown, Jo D. Keeler and Harriet Munrett Wolfe (filed as Exhibit 10.3 to the Corporation’s Current Report on Form 8-K, filed with the SEC on February 4, 2005 and incorporated herein by reference).

10.22	Form of Non-Competition Agreement, dated as of January 31, 2005, by and between Webster Financial Corporation and the following executives: James C. Smith, William T. Bromage, William J. Healy, Joseph J. Savage, and Jeffrey N. Brown (filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K, filed with the SEC on February 4, 2005 and incorporated herein by reference).

10.23	Indenture, dated as of June 15, 1993, between the Corporation and Chemical Bank, as trustee, relating to the Corporation’s 8 3/4% Senior Notes due 2001 (filed as Exhibit 99.5 to the Corporation’s Current Report on Form 8-K/A filed with the SEC on November 10, 1993 and incorporated herein by reference).

10.24	Junior Subordinated Indenture, dated as of January 29, 1997 between the Corporation and The Bank of New York, as trustee, relating to the Corporation’s Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 10.41 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

10.25	Senior Indenture, dated as of April 12, 2004, between the Corporation and The Bank of New York, as trustee, (filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K, filed with the SEC on April 12, 2004, and incorporated herein by reference).

10.26	Supplemental Indenture, dated as of April 12, 2004, between the Corporation and The Bank of New York, as trustee, relating to the Corporation’s 5.125% Senior Notes due April 15, 2014 (filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K, filed with the SEC on April 12, 2004, and incorporated herein by reference).

10.27	Description of Arrangement for Directors Fees.

10.28	Description of Arrangement for Named Executive Officer Compensation (filed under Item 1.01 to the Corporation’s Current Report on Form 8-K, filed with the SEC on March 2, 2005, and incorporated herein by reference).

Exhibit No. 21	Subsidiaries.

Exhibit No. 23	Consent of KPMG LLP

Exhibit No.	Exhibit Description

Exhibit No. 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

Exhibit No. 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

Exhibit No. 32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

Exhibit No. 32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

(b) Reports on Form 8-K

Current report on Form 8-K filed with the SEC on October 21, 2004
Current report on Form 8-K filed with the SEC on December 6, 2004
Current report on Form 8-K filed with the SEC on December 10, 2004

(c) Exhibits to this Form 10-K are attached or incorporated herein by reference as stated above.

(d) Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2005.

WEBSTER FINANCIAL CORPORATION

By	/s/ James C. Smith

James C. Smith
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2005.

Signature:	Title:

/s/ James C. Smith James C. Smith	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ William J. Healy William J. Healy	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joel S. Becker Joel S. Becker	Director

/s/ William T. Bromage William T. Bromage	President and Director

George T. Carpenter	Director

/s/ John J. Crawford John J. Crawford	Director

Signature:	Title:

/s/ Robert A. Finkenzeller Robert A. Finkenzeller	Director

/s/ Roger A. Gelfenbien Roger A. Gelfenbien	Director

/s/ C. Michael Jacobi C. Michael Jacobi	Director

/s/ Laurence C. Morse Laurence C. Morse	Director

/s/ Robert F. Stoico Robert F. Stoico	Director