Form 10-Q
period 2005-03-31
WEBSTER FINANCIAL CORP
filed 2005-05-10
CIK 801337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2005.

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

(203) 465-4329

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

                    ☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                    ☑ Yes ☐ No

The number of shares of common stock outstanding as of April 30, 2005 was 53,772,087.

ITEM 1. INTERIM FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2005	2004

Assets:
Cash and due from depository institutions	$266,088	248,825
Short-term investments	79,676	17,629
Securities (Note 4):
Trading, at fair value	1,038	—
Available for sale, at fair value	2,591,270	2,494,406
Held-to-maturity (fair value of $1,201,210 and $1,234,629)	1,212,934	1,229,613
Loans held for sale (Note 5)	352,233	147,211
Loans, net (Notes 6 and 7)	11,544,555	11,562,663
Accrued interest receivable	67,953	63,406
Goodwill (Note 8)	639,512	623,298
Cash surrender value of life insurance	230,823	228,120
Premises and equipment	161,635	149,069
Other intangible assets (Note 8)	74,978	70,867
Deferred tax asset (Note 9)	73,981	70,988
Prepaid expenses and other assets	116,152	114,502

Total assets	$17,412,828	17,020,597

Liabilities and Shareholders’ Equity:
Deposits (Note 10)	$11,031,835	10,571,288
Federal Home Loan Bank advances (Note 11)	2,319,722	2,590,335
Securities sold under agreement to repurchase and other short-term debt (Note 12)	1,670,950	1,428,483
Other long-term debt	674,240	680,015
Accrued expenses and other liabilities	142,910	196,925

Total liabilities	15,839,657	15,467,046

Preferred stock of subsidiary corporation	9,577	9,577

Commitments and contingencies (Notes 5 and 6)

Shareholders’ equity (Note 13):
Common stock, $.01 par value;
Authorized – 200,000,000 shares at March 31, 2005 and December 31, 2004
Issued – 53,833,274 shares at March 31, 2005 and 53,639,467 shares at December 31, 2004	538	536
Paid-in capital	610,556	605,696
Retained earnings	977,963	942,830
Less: Treasury stock, at cost; 46,520 shares at March 31, 2005 and 11,000 shares at December 31, 2004	(2,314)	(547)
Accumulated other comprehensive loss	(23,149)	(4,541)

Total shareholders’ equity	1,563,594	1,543,974

Total liabilities and shareholders’ equity	$17,412,828	17,020,597

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2005	2004

Interest Income:
Loans	$158,787	118,591
Securities and short-term investments	40,899	44,608
Loans held for sale	2,732	1,070

Total interest income	202,418	164,269

Interest Expense:
Deposits (Note 10)	35,868	25,830
Federal Home Loan Bank advances and other borrowings	28,130	24,435
Other long-term debt	10,188	8,198

Total interest expense	74,186	58,463

Net interest income	128,232	105,806
Provision for loan losses (Note 7)	3,500	5,000

Net interest income after provision for loan losses	124,732	100,806

Noninterest Income:
Deposit service fees	19,129	17,185
Insurance revenue	11,802	11,638
Loan fees	8,929	6,649
Wealth and investment services	5,395	5,116
Gain on sale of loans and loan servicing, net	2,536	1,025
Increase in cash surrender value of life insurance	2,238	1,954
Gain on sale of securities, net	756	5,500
Financial advisory services	—	3,808
Other income	2,243	1,848

Total noninterest income	53,028	54,723

Noninterest Expenses:
Compensation and benefits	57,902	53,127
Occupancy	10,859	8,365
Furniture and equipment	10,798	7,641
Intangible assets amortization (Note 8)	4,902	4,092
Marketing	3,283	2,984
Professional services	3,770	2,899
Conversion and infrastructure costs	1,134	—
Other expenses	15,126	13,033

Total noninterest expenses	107,774	92,141

Income before income taxes	69,986	63,388
Income taxes	22,491	21,065

Net Income	$47,495	42,323

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited), continued

	Three months ended March 31,
(In thousands, except per share data)	2005	2004

Net income	$47,495	42,323

Basic earnings per share	$0.89	0.92
Diluted earnings per share	0.88	0.90
Dividends paid per common share	0.23	0.21

Average shares outstanding:
Basic	53,571	46,146
Diluted	54,217	47,059

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended March 31,
(In thousands)	2005	2004

Net Income	$47,495	42,323

Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on securities available for sale arising during period (net of income tax (benefit) expense of $(9,849), and $17,657 for 2005 and 2004, respectively)	(18,292)	25,900
Reclassification adjustment for net security gains included in net income (net of income tax expense of $255 and $2,169 for 2005 and 2004, respectively)	(473)	(3,271)
Reclassification adjustment for cash flow hedge gain amortization included in net income	(42)	(43)
Reclassification adjustment for amortization of unrealized loss (gain) upon transfer of securities to held to maturity (net of income tax)	199	(62)

Other comprehensive (loss) income	(18,608)	22,524

Comprehensive income	$28,887	64,847

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

					Accumulated
					Other
	Common	Paid-in	Retained	Treasury	Comprehensive
(In thousands, except per share data)	Stock	Capital	Earnings	Stock	Income (loss)	Total

Three months ended March 31, 2004:
Balance, December 31, 2003	$495	412,020	833,357	(112,713)	19,736	1,152,895
Net income for the three months ended March 31, 2004	—	—	42,323	—	—	42,323
Dividends paid:
$.21 per common share	—	—	(9,276)	—	—	(9,276)
Exercise of stock options	—	(1,503)	—	6,311	—	4,808
Common stock repurchased	—	—	—	(2,438)	—	(2,438)
Common stock retired	(1)	1	—	—	—	—
Stock-based compensation	—	1,076	—	50	—	1,126
Net unrealized gain on securities available for sale, net of taxes	—	—	—	—	22,629	22,629
Amortization of deferred hedging gain	—	—	—	—	(43)	(43)
Amortization of unrealized gain on securities transferred to held to maturity, net of taxes	—	—	—	—	(62)	(62)

Balance, March 31, 2004	$494	411,594	866,404	(108,790)	42,260	1,211,962

Three months ended March 31, 2005:
Balance, December 31, 2004	$536	605,696	942,830	(547)	(4,541)	1,543,974
Net income for the three months ended March 31, 2005	—	—	47,495	—	—	47,495
Dividends paid:
$.23 per common share	—	—	(12,362)	—	—	(12,362)
Exercise of stock options	2	3,529	—	—	—	3,531
Common stock repurchased	—	—	—	(3,023)	—	(3,023)
Stock-based compensation	—	1,331	—	1,256	—	2,587
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	(18,765)	(18,765)
Amortization of deferred hedging gain	—	—	—	—	(42)	(42)
Amortization of unrealized loss on securities transferred to held to maturity, net of taxes	—	—	—	—	199	199

Balance, March 31, 2005	$538	610,556	977,963	(2,314)	(23,149)	1,563,594

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
(In thousands)	2005	2004

Operating Activities:
Net income	$47,495	42,323
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	3,500	5,000
Depreciation and amortization	5,725	6,525
Amortization of intangible assets	4,902	4,092
Stock-based compensation	2,587	1,126
Net gain on sale of foreclosed properties	(8)	(141)
Net gain on sale of securities	(728)	(5,440)
Net gain on sale of loans and loan servicing	(2,536)	(1,025)
Increase in cash surrender value of life insurance	(2,238)	(1,954)
Net gain on trading securities	(28)	(60)
Increase in trading securities	(1,010)	(2,230)
Loans originated for sale	(503,269)	(295,151)
Proceeds from sale of loans originated for sale	300,783	250,235
(Increase) decrease in interest receivable	(3,610)	1,459
Decrease (increase) in prepaid expenses and other assets	4,996	(48,773)
(Decrease) increase in accrued expenses and other liabilities	(59,719)	14,062
Proceeds from surrender of life insurance contracts	793	—

Net cash used by operating activities	(202,365)	(29,952)

Investing Activities:
Purchases of available for sale securities	(229,236)	(698,647)
Purchases of held to maturity securities	(18,702)	(27,828)
Proceeds from maturities and principal payments of available for sale securities	89,380	199,713
Proceeds from maturities and principal payments of held to maturity securities	35,277	552
Proceeds from sales of available for sale securities	15,316	441,365
Net decrease in short-term investments	46,429	20,263
Net decrease (increase) in loans	111,097	(315,723)
Proceeds from sale of foreclosed properties	689	1,563
Net purchases of premises and equipment	(14,197)	(9,029)
Net cash paid for acquisitions	(28,998)	(8,109)

Net cash provided (used) by investing activities	7,055	(395,880)

Financing Activities:
Net increase in deposits	263,306	265,947
Proceeds from FHLB advances	9,350,500	14,706,340
Repayment of FHLB advances	(9,618,980)	(14,780,735)
Net increase in federal funds purchased and securities sold under agreement to repurchase	239,601	262,089
Repayment of other long term debt	(10,000)	—
Cash dividends to common shareholders	(12,362)	(9,276)
Exercise of stock options	3,531	4,808
Common stock repurchased	(3,023)	(2,438)

Net cash provided by financing activities	212,573	446,735

Increase in cash and cash equivalents	17,263	20,903
Cash and cash equivalents at beginning of period	248,825	209,234

Cash and cash equivalents at end of period	$266,088	230,137

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued

	Three months ended March 31,
(In thousands)	2005	2004

Supplemental Disclosures:
Income taxes paid	$8,344	5,872
Interest paid	77,605	59,917

Supplemental Schedule of Noncash Investing and Financing Activities:
Transfer of loans to foreclosed properties	$647	905

Purchase Transactions:
Fair value of noncash assets acquired	$235,033	5,027
Fair value of liabilities assumed	210,686	188

Sale Transaction:
Fair value of noncash assets sold	$—	11,743
Fair value of liabilities sold	—	5,292

See accompanying Notes to Consolidated Interim Financial Statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1: Basis of Presentation and Principles of Consolidation

The Consolidated Interim Financial Statements include the accounts of Webster Financial Corporation (“Webster” or the “Company”) and its subsidiaries. The Consolidated Interim Financial Statements and Notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the Consolidated Interim Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the Consolidated Interim Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan losses and the valuation allowance for the deferred tax asset. These Consolidated Interim Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Webster’s Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2: Stock-Based Compensation

At March 31, 2005 and 2004, Webster had a fixed stock-based compensation plan that covered employee and non-employee directors. During 2002, effective as of January 1, 2002, the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, were adopted on a prospective basis, for all stock options granted January 1, 2002 and thereafter. Prior to this date, the provisions of APB No. 25 and related interpretations were applied for option grant accounting. Therefore, the expense related to stock-based compensation for the quarter ended March 31, 2004 differs from the expense that would have been recognized if the fair value based method had been applied to all option grants since the original effective date of SFAS No. 123. Awards under the plan, in general, vest over periods ranging from 3 to 4 years. As of January 1, 2005, all stock options granted prior to the implementation of SFAS No. 123 are fully vested. Webster also grants restricted stock to senior management and directors.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all stock option awards.

	Three months ended March 31,
(In thousands, except per share data)	2005	2004

Net income, as reported	$47,495	42,323
Add: Stock option compensation expense included in reported net income, net of related tax effects	1,069	490
Deduct: Total stock option compensation expense determined under fair value based method for all awards, net of related tax effects	(1,069)	(449)

Pro forma net income	$47,495	42,364

Earnings per share:
Basic – as reported	$0.89	0.92
– pro forma	0.89	0.92

Diluted – as reported	$0.88	0.90
– pro forma	0.88	0.90

In addition, the cost of restricted stock granted is reflected in compensation and benefits expense and totaled $350,000 and $286,000, net of taxes, for the three months ended March 31, 2005 and 2004.

See Note 18, Recent Accounting Pronouncements, for information regarding a newly released pronouncement concerning stock-based compensation accounting.

NOTE 3: Purchase and Sale Transactions

The following purchase and sale transactions have been completed or announced during 2005. The results of operations of the acquired companies are included in the Consolidated Statements of Income subsequent to the date of the completion of the acquisition.

Eastern Wisconsin Bancshares, Inc.

On September 7, 2004, Webster announced its entry into the health savings account business through a definitive agreement to acquire Eastern Wisconsin Bancshares, Inc., (“EWBI”) the holding company for State Bank of Howards Grove (“State Bank”), headquartered in Howards Grove, Wisconsin. This transaction closed on February 28, 2005. The acquisition makes Webster one of the largest custodians and administrators of health savings accounts in the United States. The purchase price was approximately $27 million in cash. The State Bank had $163 million in assets and $144 million in deposits, including $95 million in health savings account deposits at the time of the agreement.

A definitive agreement was announced on February 8, 2005 whereby Webster would divest State Bank’s two retail branches and related loans and deposits and retain the health savings account operation. The health savings account division operates under the name of HSA Bank, a division of Webster Bank. The branch sale closed on April 15, 2005. See Note 17, Subsequent Events, for further information.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 4: Securities

A summary of trading, available for sale and held to maturity securities follows:

	March 31, 2005				December 31, 2004
	Amortized	Unrealized		Estimated	Amortized	Unrealized		Estimated
(In thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Trading:
Municipal bonds and notes				$1,038				$—

Available for Sale:
Municipal bonds and notes	$30	—	—	30	$390	—	—	390
Corporate bonds and notes	189,187	5,417	(1,982)	192,622	192,076	6,192	(1,895)	196,373
Equity securities (a)	261,914	6,248	(398)	267,764	262,776	9,893	(18)	272,651
Mortgage-backed securities	2,173,679	22	(42,847)	2,130,854	2,043,666	212	(18,886)	2,024,992

Total available for sale	$2,624,810	11,687	(45,227)	2,591,270	$2,498,908	16,297	(20,799)	2,494,406

Held to maturity:
Municipal bonds and notes	$358,694	5,295	(1,409)	362,580	$342,264	7,494	(550)	349,208
Mortgage-backed securities	854,240	—	(15,610)	838,630	887,349	196	(2,124)	885,421

Total held to maturity securities	$1,212,934	5,295	(17,019)	1,201,210	$1,229,613	7,690	(2,674)	1,234,629

(a)	As of March 31, 2005, the fair value of equity securities consisted of FHLB stock of $190.0 million, FRB stock of $37.9 million and common stock of $39.9 million. The fair value of equity securities at December 31, 2004 consisted of FHLB stock of $190.0 million, FRB stock of $37.9 million and common stock of $44.8 million.

The following table depicts temporarily impaired investment securities:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Available for Sale:
Corporate bonds and notes	$35,973	(520)	15,267	(1,462)	51,240	(1,982)
Equity securities	9,915	(398)	—	—	9,915	(398)
Mortgage-backed securities	1,263,364	(20,081)	845,461	(22,766)	2,108,825	(42,847)

Total available for sale	$1,309,252	(20,999)	860,728	(24,228)	2,169,980	(45,227)

Held to maturity:
Municipal bonds and notes	$73,564	(1,011)	8,345	(398)	81,909	(1,409)
Mortgage-backed securities	838,630	(15,610)	—	—	838,630	(15,610)

Total HTM Securities	$912,194	(16,621)	8,345	(398)	920,539	(17,019)

Unrealized losses on fixed income and equity securities result from the cost basis of securities being greater than current market value. This can be caused by an increase in interest rates since the time of purchase or from deterioration in credit quality of the issuer. Forty-eight securities had an unrealized loss for twelve consecutive months or longer due to interest rates being higher at March 31, 2005 than at the time of purchase. Approximately 98 percent of the unrealized loss was concentrated in twenty-six mortgage-backed and three corporate securities. These mortgage-backed securities are rated or carry an implied AAA credit rating. The three corporate securities are unrated but have undergone an internal credit review by Webster. As a result of this credit review of the issuers, Webster has determined that there has been no deterioration in credit quality subsequent to purchase. Based on our experience with these types of investments and our financial strength, Webster has the ability to hold these investments to maturity or full recovery of the unrealized loss.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Management will continue to evaluate impairments, whether caused by adverse interest rate or credit movements, to determine if they are other-than-temporary. The determination will be based on the severity of unrealized loss, length of time of impairment, and the financial condition and near-term prospects of the issuer.

NOTE 5: Loans Held for Sale

Loans held for sale totaled $352.2 million and $147.2 million at March 31, 2005 and December 31, 2004, respectively. Included in the March balance are approximately $97.8 million of loans which were sold on April 15, 2005, to National Exchange Bank and Trust of Wisconsin, as part of the previously announced branch divestiture.

At March 31, 2005 and December 31, 2004, residential mortgage origination commitments totaled $317.8 million and $284.4 million, respectively. Residential commitments outstanding at March 31, 2005 consisted of adjustable rate and fixed rate mortgages of $67.2 million and $250.6 million, respectively, at rates ranging from 1.0% to 11.0%. Residential commitments outstanding at December 31, 2004 consisted of adjustable rate and fixed rate mortgages of $55.1 million and $229.3 million, respectively, at rates ranging from 1.0% to 8.5%. Commitments to originate loans generally expire within 60 days. At March 31, 2005 and December 31, 2004, Webster also had outstanding commitments to sell residential mortgage loans of $415.9 million and $305.3 million, respectively.

At both March 31, 2005 and December 31, 2004, Webster Bank serviced for others residential and commercial loans totaling approximately $1.6 billion.

NOTE 6: Loans, Net

A summary of loans, net follows:

(In thousands)	March 31, 2005		December 31, 2004
	Amount	%	Amount	%
Residential mortgage loans	$4,722,897	40.4%	$4,775,344	40.8%
Commercial loans:
Commercial non-mortgage	1,459,787	12.5	1,409,155	12.0
Asset-based lending	568,556	4.9	547,898	4.7
Equipment financing	646,558	5.5	627,685	5.4

Total commercial loans	2,674,901	22.9	2,584,738	22.1
Commercial real estate	1,690,973	14.4	1,715,047	14.6
Consumer loans:
Home equity credit loans	2,577,993	22.0	2,606,161	22.2
Other consumer	30,310	0.3	31,485	0.3

Total consumer loans	2,608,303	22.3	2,637,646	22.5

Total loans	11,697,074	100.0%	11,712,775	100.0%
Less: allowance for loan losses	(152,519)		(150,112)

Loans, net	$11,544,555		$11,562,663

At March 31, 2005, loans, net included $18.9 million of net premiums and $32.9 million of net deferred costs, compared with $20.5 million of net premiums and $32.1 million of net deferred costs at December 31, 2004. The unadvanced portions of residential and commercial construction loans totaled $411.9 million and $523.3 million at March 31, 2005 and December 31, 2004, respectively.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

At March 31, 2005 and December 31, 2004 unused portions of home equity credit lines extended were $1.2 billion. Unused commercial and commercial real estate lines of credit, letters of credit, standby letters of credit, equipment financing commitments and outstanding commercial loan commitments totaled $ 2.7 billion at March 31, 2005 and $2.9 billion at December 31, 2004. Consumer loan commitments totaled $80.2 million and $53.3 million at March 31, 2005 and December 31, 2004, respectively.

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

The estimated fair value of commitments to extend credit is considered insignificant at March 31, 2005 and December 31, 2004. Future loan commitments represent residential and commercial mortgage loan commitments, commercial loan and equipment financing commitments, letters of credit and commercial and home equity unused credit lines. The interest rates for these loans are generally established shortly before closing. The interest rates on home equity lines of credit adjust with changes in the prime rate.

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

The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. At March 31, 2005, Webster’s standby letters of credit totaled $200.1 million. At March 31, 2005, the fair value of stand-by letters of credit is not material to the unaudited interim financial statements.

NOTE 7: Allowance for Loan Losses

The following table provides a summary of activity in the allowance for loan losses:

	Three months ended March 31,
(In thousands)	2005	2004

Balance at beginning of period	$150,112	121,674
Provisions charged to operations	3,500	5,000

Subtotal	153,612	126,674

Charge-offs	(2,464)	(4,155)
Recoveries	1,371	1,094

Net charge-offs	(1,093)	(3,061)

Balance at end of period	$152,519	123,613

Ratio of net charge-offs to average loans outstanding during the period (annualized)	0.04%	0.13%

Included in charge-offs are $629,000 of write-downs of loans transferred to held for sale during the first quarter of 2005.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 8: Goodwill and Other Intangible Assets

The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization:

	March 31,	December 31,
(In thousands)	2005	2004

Goodwill - not subject to amortization	$639,512	623,298

Other Intangible assets:
Balances subject to amortization:
Core deposit intangibles	$66,014	61,734
Other identified intangibles	7,120	7,289
Balances not subject to amortization:
Pension assets	1,844	1,844

Total other intangible assets	$74,978	70,867

Changes in the carrying amount of goodwill for the three months ended March 31, 2005 is as follows:

			Wealth and
	Retail	Commercial	Investment
(In thousands)	Banking	Banking	Services	Total

Balance at December 31, 2004	$587,205	26,583	9,510	623,298
Purchase price adjustments	(278)	4,928	—	4,650
Purchase transaction	11,564	—	—	11,564

Balance at March 31, 2005	$598,491	31,511	9,510	639,512

During the first quarter of 2005, $9.0 million of core deposit intangibles with an amortization period of 7 years were added as a result of the EWBI purchase described in Note 3. Approximately $4.4 million of this addition relates to deposits held in the two retail branches that were divested on April 15, 2005.

Amortization of intangible assets for the three months ended March 31, 2005, totaled $4.9 million. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(In thousands)

For years ending December 31,
2005 (full year)	$19,940
2006	15,879
2007	7,823
2008	4,961
2009	4,788
Thereafter	20,295

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 9: Deferred Tax Asset

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2005 and December 31, 2004 are summarized below. Temporary differences result from the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A 100% valuation allowance has been applied to the deferred tax assets applicable to Connecticut, Massachusetts and Rhode Island due to uncertainties of realization.

	March 31,	December 31,
(In thousands)	2005	2004

Deferred tax assets:
Allowance for loan losses	$60,377	59,865
Net unrealized loss on securities available for sale	11,430	1,325
Intangible assets	5,738	5,611
Net operating loss and tax credit carry forwards	11,720	13,800
Compensation and employee benefit plans	7,611	10,005
Deductible acquisition costs	4,857	5,128
Purchase accounting and fair-value adjustments	—	991
Other	3,827	4,337

Total deferred tax assets	105,560	101,062
Less: valuation allowance	(16,809)	(17,578)

Deferred tax assets, net of valuation allowance	88,751	83,484

Deferred tax liabilities:
Purchase accounting and fair-value adjustments	779	—
Loan discounts	2,225	2,642
Equipment financing leases	5,285	3,386
Mortgage servicing rights	3,413	3,619
Other	3,068	2,849

Total deferred tax liabilities	14,770	12,496

Deferred tax asset	$73,981	70,988

Management believes it is more likely than not that Webster will realize its net deferred tax asset, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that any specific level of future income will be generated.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 10: Deposits

The following table summarizes the composition of deposits:

	March 31, 2005		December 31, 2004
		% of		% of
(In thousands)	Amount	total	Amount	total

Demand deposits	$1,426,798	12.9%	$1,409,682	13.4%
NOW accounts	1,535,595	13.9	1,368,213	12.9
Money market deposit accounts	1,904,158	17.3	1,996,918	18.9
Savings accounts	2,276,623	20.7	2,253,073	21.3
Certificates of deposit	3,840,360	34.8	3,543,402	33.5
Deposits held in divested branches	48,301	0.4	—	—

Total	$11,031,835	100.0%	$10,571,288	100.0%

Interest expense on deposits is summarized as follows:

	Three months ended March 31,
(In thousands)	2005	2004

NOW accounts	$1,227	628
Money market deposit accounts	7,606	5,192
Savings accounts	4,126	3,164
Certificates of deposit	22,909	16,846

Total	$35,868	25,830

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 11: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

	March 31, 2005		December 31, 2004
	Total		Total
(In thousands)	Outstanding	Callable	Outstanding	Callable

Fixed Rate:
1.48% to 7.04% due in 2005	$1,340,909	45,000	$1,607,368	45,000
2.18% to 6.31% due in 2006	367,412	—	368,695	—
4.09% to 7.45% due in 2007	244,095	—	244,648	—
4.49% to 5.93% due in 2008	75,460	74,000	75,571	74,000
4.98% to 5.96% due in 2009	138,000	123,000	138,000	123,000
4.95% to 8.44% due in 2010	35,356	35,000	35,370	35,000
3.99% to 6.60% due in 2011	41,583	40,000	41,635	40,000
5.22% to 5.49% due in 2013	49,000	49,000	49,000	49,000
6.00% due in 2015	33	—	34	—
5.66% due in 2017	500	—	500	—
0.00% due in 2022	425	—	430	—
2.51% to 3.75% due in 2023	389	—	391	—

	2,293,162	366,000	2,561,642	366,000

Unamortized premium	26,560	—	28,693	—

Total advances	$2,319,722	366,000	$2,590,335	366,000

Webster Bank had additional borrowing capacity of approximately $478.3 million from the FHLB at March 31, 2005 and $651.6 million at December 31, 2004. Advances are secured by a blanket security agreement against certain qualifying assets, principally residential mortgage loans. At March 31, 2005 and December 31, 2004, Webster Bank had unencumbered investment securities available to secure additional borrowings. If these securities had been used to secure FHLB advances, borrowing capacity at March 31, 2005 and December 31, 2004 would have been increased by an additional $724.8 billion and $913.6 million, respectively. At March 31, 2005 Webster Bank was in compliance with the FHLB collateral requirements.

As of March 31, 2005, $350 million of fixed rate advances had been converted to floating rate through the use of interest rate swaps. See Note 15 for further information on interest rate swaps.

Total callable FHLB advances at March 31, 2005 and December 31, 2004 were $366 million.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 12: Securities Sold Under Agreement to Repurchase and Other Short-term Debt

The following table summarizes balances for other borrowings:

	March 31,	December 31,
(In thousands)	2005	2004

Securities sold under agreement to repurchase	$1,056,493	1,117,040
Federal funds purchased	192,240	133,780
Treasury tax and loan	410,882	164,592
Other	100	1,286

	1,659,715	1,416,698
Unamortized premium	11,235	11,785

Total	$1,670,950	1,428,483

The following table sets forth certain information on short-term borrowings:

	March 31,	December 31,
(In thousands)	2005	2004

Repurchase agreements:
Quarter end balance	$466,580	527,127
Quarter average balance	506,002	716,617
Highest month end balance during quarter	542,726	780,224
Weighted-average maturity (in months)	1.16	1.29
Weighted-average interest rate	1.91%	1.86%

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 13: Shareholders’ Equity

Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of Currency of the United States (“OCC”) require Webster and its banking subsidiary to maintain certain minimum ratios, as set forth below. At March 31, 2005, Webster and Webster Bank, were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios.

	Actual		Capital Requirements		Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2005
Webster Financial Corporation
Total capital (to risk-weighted assets)	$1,433,261	11.2%	$1,028,381	8.0%	$1,285,477	10.0%
Tier 1 capital (to risk-weighted assets)	1,077,972	8.4	514,191	4.0	771,286	6.0
Tier 1 leverage capital ratio (to average assets)	1,077,972	6.6	655,524	4.0	819,405	5.0
Webster Bank, N.A.
Total capital (to risk-weighted assets)	$1,511,673	11.9%	$1,015,301	8.0%	$1,269,126	10.0%
Tier 1 capital (to risk-weighted assets)	1,159,154	9.1	507,650	4.0	761,476	6.0
Tier 1 leverage capital ratio (to average assets)	1,159,154	7.1	649,367	4.0	811,708	5.0
At December 31, 2004
Webster Financial Corporation
Total capital (to risk-weighted assets)	$1,410,329	11.2%	$1,010,628	8.0%	$1,263,286	10.0%
Tier 1 capital (to risk-weighted assets)	1,055,636	8.4	505,314	4.0	757,971	6.0
Tier 1 leverage capital ratio (to average assets)	1,055,636	6.4	663,853	4.0	829,817	5.0
Webster Bank, N.A.
Total capital (to risk-weighted assets)	$1,451,810	11.6%	$997,393	8.0%	$1,246,741	10.0%
Tier 1 capital (to risk-weighted assets)	1,101,698	8.8	498,696	4.0	748,045	6.0
Tier 1 leverage capital ratio (to average assets)	1,101,698	6.7	657,714	4.0	822,143	5.0

Accumulated other comprehensive loss is comprised of the following components.

	March 31,	December 31,
(In thousands)	2005	2004

Unrealized loss on available for sale securities (net of tax)	$(21,226)	(2,461)
Unrealized loss upon transfer of available for sale securities to held to maturity (net of tax)	(3,239)	(3,438)
Deferred gain on hedge	1,316	1,358

Total	$(23,149)	(4,541)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 14: Business Segments

Webster has three operating segments for purposes of reporting business line results. These segments include Retail Banking, Commercial Banking and Wealth and Investment Services. The balance of the activity is reflected in Corporate. The methodologies and organizational hierarchies that define the business segments are periodically reviewed and revised. The first quarter of 2004 has been restated, to reflect changes in the methodologies adopted and reflected in the results for the first quarter of 2005. The following table presents the statement of income and total assets for Webster’s reportable segments.

Three months ended March 31, 2005

			Wealth and
	Retail	Commercial	Investment		Consolidated
(In thousands)	Banking	Banking	Services	Corporate	Total

Net interest income	$95,876	29,408	1,068	1,880	128,232
Provision for loan losses	3,174	5,261	81	(5,016)	3,500

Net interest income after provision	92,702	24,147	987	6,896	124,732
Noninterest income	34,571	6,655	5,549	6,253	53,028
Noninterest expense	70,101	13,033	7,325	17,315	107,774

Income (loss) before income taxes	57,172	17,769	(789)	(4,166)	69,986
Income tax expense (benefit)	18,375	5,710	(254)	(1,340)	22,491

Net income (loss)	$38,797	12,059	(535)	(2,826)	47,495

Total assets at period end	$9,131,959	3,579,989	125,262	4,575,618	17,412,828

Three months ended March 31, 2004

			Wealth and
	Retail	Commercial	Investment		Consolidated
(In thousands)	Banking	Banking	Services	Corporate	Total

Net interest income	$73,325	25,523	939	6,019	105,806
Provision for loan losses	2,240	4,383	71	(1,694)	5,000

Net interest income after provision	71,085	21,140	868	7,713	100,806
Noninterest income	30,750	10,099	5,182	8,692	54,723
Noninterest expense	56,471	18,437	6,295	10,938	92,141

Income (loss) before income taxes	45,364	12,802	(245)	5,467	63,388
Income tax expense (benefit)	15,075	4,254	(81)	1,817	21,065

Net income (loss)	$30,289	8,548	(164)	3,650	42,323

Total assets at period end	$7,216,250	2,935,747	109,728	4,828,545	15,090,270

The Retail Banking segment includes insurance services, business and professional banking, consumer lending and deposit generation, health savings accounts and direct banking activities, which include the operation of automated teller machines and telebanking customer support and sales. The Retail Banking segment also includes the residential real estate lending, loan servicing and secondary marketing activities. The growth in net interest income compared to a year ago can be attributed to the increases in residential and consumer loans and lower cost deposits and the May 2004 acquisition of FIRSTFED AMERICA BANCORP, INC. (“FIRSTFED”). The increase in noninterest income includes deposit services fees from the growth in deposits as a result of the acquisition of FIRSTFED in May 2004 and the continued success of the High Performance Checking product. Noninterest expenses also rose as a result of the FIRSTFED acquisition.

The Commercial Banking segment includes middle market, specialized, equipment financing, asset-based and commercial real estate lending, deposit and cash management activities and financial advisory services. The results for the first three months of 2005 reflect the growth in equipment financing, middle market and commercial real estate loans, which was a primary reason for the 15% increase in net interest income from the 2004 period. Noninterest income and expense declined due to the sale of Duff & Phelps in March 2004.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Wealth and Investment Services (“WIA”) includes Webster Financial Advisors, Webster Investment Services and Fleming, Perry and Cox, which combine to provide comprehensive wealth management services for individuals and institutions. Its primary sources of revenue are fees from trust management activities and investment product sales.

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

NOTE 15: Derivative Financial Instruments

At March 31, 2005, Webster had outstanding interest rate swaps with a notional amount of $803 million. These swaps are hedging FHLB advances, repurchase agreements, senior notes and subordinated debt and qualify for fair value hedge accounting using the short cut method under SFAS No. 133. The swaps are used to transform these liabilities from fixed to floating rate. Of the total, $100 million of the interest rate swaps mature in 2005, $50 million in 2006, $200 million in 2007, $103 million in 2008, $200 million in 2013 and $150 million in 2014 and an equivalent amount of the hedged liabilities mature on these dates.

Additionally, Webster Bank had outstanding $200 million of swaptions, which give it the right, but not the obligation, to enter into $200 million of interest rate swaps, paying 6.15% fixed and receiving one month LIBOR. These swaptions are carried at fair value and mature in 2007. Changes in fair value are reflected in noninterest income.

Webster Bank transacts certain derivative products with its customer base. These customer derivatives are offset with matching derivatives with other counterparties. Exposure with respect to these derivatives is largely limited to nonperformance by either of the parties in the transaction – the customer or the other counterparty. The notional amount of customer derivatives and the offsetting counterparty derivatives each totaled $202.6 million at March 31, 2005. The customer derivatives and the offsetting matching derivatives are marked to market and any difference is reflected in noninterest income.

Certain derivative instruments, primarily forward sales of mortgage-backed securities (“MBSs”), are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to the closing and funds disbursement on a single-family residential mortgage loan, an interest-rate locked commitment is generally extended to the borrower. During such time, Webster Bank is subject to risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, which agree to deliver whole mortgage loans to various investors or issue MBSs, are established. At March 31, 2005, outstanding rate locks totaled approximately $203.5 million and the residential mortgage held for sale portfolio totaled $254.4 million. Forward sales, which include mandatory forward commitments of approximately $146.0 million and best efforts forward commitments of approximately $269.9 million at March 31,

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2005, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. Webster Bank will still have certain execution risk, that is, risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell.

The interest rate locked loan commitments are recorded at fair value, with changes in fair value recorded in current period earnings. The changes in the fair value of forward sales commitments are also recorded to current period earnings. Loans held for sale are carried at the lower of aggregate cost or fair value. The changes in the fair value of forward sales commitments will be adjusted monthly based upon market interest rates and the level of locked loan commitments and unallocated forward sales commitments.

NOTE 16: Pension and Other Benefits

The following table provides information regarding net benefit costs for the periods shown:

(In thousands)	Pension Benefits			Other Benefits

Three months ended March 31,	2005	2004	2005		2004

Service cost	$2,044	2,377	$—		—
Interest cost	1,470	1,193	75		75
Expected return on plan assets	(1,449)	(1,247)	—		—
Transition obligation	(2)	(2)	—		—
Amortization of prior service cost	44	78	16		16
Amortization of the net loss	456	253	9		11

Net periodic benefit cost	$2,563	2,652	$100		102

Webster plans to contribute at least an amount equal to the greater of the contribution required to meet the minimum funding standards under Internal Revenue Code Section 412 or the amount necessary to avoid an additional minimum liability as defined in SFAS No. 87 and No. 132. Additional contributions will be made as deemed appropriate by management in conjunction with the plan’s actuaries. For the year 2005, the preliminary estimated contribution ranges from $4.0 million to $5.0 million. As of March 31, 2005, no contributions have been made.

NOTE 17: Subsequent Events

On April 15, 2005, Webster Bank completed its previously announced divestiture of the two retail branch offices of State Bank. Webster retained the health savings account business only, which now operates as HSA Bank, a division of Webster Bank.

NOTE 18: Recent Accounting Pronouncements

In April 2005, the Securities and Exchange Commission (“SEC”) issued rules that amend the compliance dates for Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. Under SFAS No. 123R, calendar year companies that are not small business issuers were required to adopt this standard in the third quarter of 2005. However, the new SEC rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of next reporting period, that begins after June 15, 2005. For companies with a calendar year end, the new compliance date is January 1, 2006. As Webster has already adopted the provisions of SFAS No. 123, the delayed compliance date and adoption of SFAS No. 123R are not expected to have an impact on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains forward looking statements within the meaning of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from management expectations, projections and estimates. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of Webster’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting Webster’s operations, markets, products, services and prices. Some of these and other factors are discussed in Webster’s annual and quarterly reports previously filed with the Securities and Exchange Commission. Such developments could have an adverse impact on Webster’s financial position and results of operations. Except as required by law, Webster does not undertake to update any such forward looking statements.

Description of Business

Webster Financial Corporation (“Webster” or the “Company”), a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Delaware in 1986. Webster, on a consolidated basis, at March 31, 2005 had assets of $17.4 billion and shareholders’ equity of $1.6 billion. Webster’s principal assets are all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”), and Webster Insurance, Inc. (“Webster Insurance”). Webster, through its various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout southern New England and eastern New York State, and equipment financing, asset-based lending, mortgage origination and insurance premium financing throughout the United States. Webster Bank provides business banking, retail banking, health savings accounts (“HSA”), consumer financing, mortgage banking, trust and investment services through 154 banking offices, 291 ATM’s and its Internet website (www.websteronline.com). In 2004, Webster Bank converted from a federal savings bank to national bank charter, regulated by the Office of the Comptroller of the Currency. Webster’s common stock is traded on the New York Stock Exchange under the symbol of “WBS”. Webster’s financial reports can be accessed through its website within 24 hours of filing with the SEC.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the 2004 Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan losses, valuation of goodwill/other intangible assets and analysis for impairment, deferred income taxes and pension and other post retirement benefits as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis and the December 31, 2004 Management’s Discussion and Analysis included in the Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Summary

Webster reported net income of $47.5 million in the first quarter 2005, compared to $42.3 million in the year-ago period, an increase of 12%. Net income per diluted share was $.88 in the first quarter compared to $.90 in the year-ago period. The year over year comparison is impacted by the amount of securities gains and acquisitions. Net income per share included $756,000, or $0.01, from gains on sale of securities in the current first quarter while the year ago period included $5.5 million, or $0.08, of gains. The first quarter of 2005 results are inclusive of Webster’s acquisitions of FIRSTFED, First City Bank and EWBI, all of which were completed subsequent to the 2004 first quarter. These acquisitions added loans of $1.6 billion and deposits of $1.9 billion. Diluted shares outstanding in the first quarter of 2005 included 6.7 million shares issued in the FIRSTFED acquisition.

The increase in net income for the current quarter was driven by a 13% growth in total revenues partially offset by higher operating expenses. The increase in total revenue, consisting of net interest income and total noninterest income, was primarily due to a $22.4 million or 21% increase in net interest income. Total noninterest expenses for the current quarter reflects the impact of acquisitions and continued investments to support Webster’s strategic growth objectives.

Selected financial highlights are presented in the table below.

	At or for the
	Three months ended March 31,
(In thousands, except per share data)	2005	2004

Earnings and Per Share Data
Net interest income	$128,232	105,806
Total noninterest income	53,028	54,723
Total noninterest expense	107,774	92,141
Net income	47,495	42,323

Net income per diluted common share	$0.88	0.90
Dividends declared per common share	0.23	0.21
Book value per common share	29.07	26.18
Tangible book value per common share	16.26	19.60

Diluted shares (average)	54,217	47,059

Selected Ratios
Return on average assets	1.11%	1.15
Return on average shareholders’ equity	12.13	14.28
Net interest margin	3.32	3.09
Efficiency ratio (a)	59.46	57.40
Tangible capital ratio	5.08	6.02

(a)	Noninterest expense as a percentage of net interest income plus noninterest income

Net Interest Income

Net interest income was $128.2 million in the first quarter of 2005, compared to $105.8 million in the year-ago period an increase of $22.4 million or 21%. The increase over the prior year reflects double-digit growth in the loan portfolio and a higher net interest margin.

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

	Three months ended March 31,
		2005 v. 2004

	Increase (decrease) due to
(In thousands)	Rate	Volume	Total

Interest on interest-earning assets:
Loans	$9,750	30,446	40,196
Loans held for sale	20	1,642	1,662
Securities and short-term investments	3,668	(6,064)	(2,396)

Total interest income	13,438	26,024	39,462

Interest on interest-bearing liabilities:
Deposits	2,816	7,222	10,038
Borrowings	7,805	(2,120)	5,685

Total interest expense	10,621	5,102	15,723

Net change in fully taxable-equivalent net interest income	$2,817	20,922	23,739

Webster’s net interest margin (annualized tax-equivalent net interest income as a percentage of average earning assets) improved 23 basis points to 3.32% from 3.09% in the year-ago period. The increase reflects the benefit of the balance sheet deleveraging program in the fourth quarter of 2004 and the impact of higher interest rates on earning asset yields. The deleveraging program involved the sale of $750 million of investment securities with the proceeds used to prepay approximately $500 million of FHLB advances and $250 million of overnight borrowing.

Interest Income

Total interest income on a fully tax-equivalent basis for the first quarter of 2005 increased $39.5 million, or 24%, from the prior year. Higher volumes of earning assets accounted for approximately two-thirds of the interest income increase. This increase is primarily due to growth in the loan portfolio, principally a result of the FIRSTFED acquisition. Total loans were $11.7 billion at March 31, 2005, an increase of 23% over the $9.5 billion a year ago. The yield on earning assets also increased, rising 44 basis points from the prior year’s first quarter primarily due to the higher interest rate environment than in the year ago first quarter. The loan portfolio accounted for the majority of the increase, as its yield increased 40 basis points and its contribution to total earning assets increased to 75% from 68% a year earlier.

Interest Expense

Total interest expense for the first quarter of 2005 increased $15.7 million, or 27%, from the prior year. The higher interest rate environment caused the cost of interest bearing liabilities to increase 20 basis points compared to the year ago period, and accounted for two-thirds of the increase in interest expense. The growth of deposits accounted for the remaining third of the increase. Deposit growth in the excess of loans and the deleveraging program reduced the reliance on higher cost borrowings.

The following table shows the major categories of average assets and liabilities together with their respective interest income or expense and the rates earned or paid by Webster.

	Three months ended March 31,

	2005			2004
			Fully Tax-			Fully Tax-
	Average		Equivalent	Average		Equivalent
(In thousands)	Balance	Interest(a)	Yield/Rate	Balance	Interest(a)	Yield Rate

Assets
Interest-earning assets:
Loans	$11,685,261	158,787	5.45%	$9,368,169	118,591	5.05%
Securities	3,750,867	42,690	4.54 (b)	4,331,501	45,161	4.22 (b)
Loans held for sale	213,952	2,732	5.11	85,276	1,070	5.02
Short-term investments	26,855	141	2.10	35,759	66	0.73

Total interest-earning assets	15,676,935	204,350	5.22	13,820,705	164,888	4.78

Noninterest-earning assets	1,401,298			889,392

Total assets	$17,078,233			$14,710,097

Liabilities and shareholders’ equity Interest-bearing liabilities:
Demand deposits	$1,345,366	—	—%	$1,058,849	—	—%
Savings, NOW & money market deposits	5,604,282	12,959	0.94	4,539,038	8,984	0.80
Certificates of deposit	3,692,642	22,909	2.52	2,789,750	16,846	2.43

Total interest-bearing deposits	10,642,290	35,868	1.37	8,387,637	25,830	1.24

Federal Home Loan Bank advances	2,407,150	18,587	3.09	2,428,829	19,004	3.10
Repurchase agreements and other short-term debt	1,659,605	9,543	2.30	2,093,519	5,431	1.03
Other long-term debt	681,120	10,188	5.98	532,760	8,198	6.16

Total borrowings	4,747,875	38,318	3.23	5,055,108	32,633	2.56

Total interest-bearing liabilities	15,390,165	74,186	1.94	13,442,745	58,463	1.74

Noninterest-bearing liabilities	112,679			72,405

Total liabilities	15,502,844			13,515,150

Preferred stock of subsidiary corporation	9,577			9,577

Shareholders’ equity	1,565,812			1,185,370

Total liabilities and shareholders’ equity	$17,078,233			$14,710,097

Fully tax-equivalent net interest income		130,164			106,425
Less: tax equivalent adjustments		(1,932)			(619)

Net interest income		128,232			105,806

Interest-rate spread			3.28%			3.04%

Net interest margin			3.32%			3.09%

(a)	On a fully tax-equivalent basis.

(b)	For purposes of this computation, unrealized (losses) gains of $(12.9) million and $49.8 million for 2005 and 2004, respectively, are excluded from the average balance for rate calculations.

Provision for Loan Losses

Management performs a quarterly review of the loan portfolio and based on this review determines the level of provision necessary to maintain an adequate loan loss allowance. Several factors influence the amount of the provision, primarily growth and mix in the loan portfolio, net charge-offs, the risk of loss on nonperforming and classified loans and the level of economic activity. The provision for loan losses was $3.5 million for the quarter, compared to $5.0 million the same period a year ago. The reduction in the provision was primarily the result of improved asset quality and the reduced level of net charge-offs. Net charge-offs in the first quarter of 2005 were $1.1 million, compared to $3.1 million for the same period a year earlier. The annualized net charge-off ratio for the current quarter was 0.04% of average total loans, down from 0.13% a year earlier, an indication of strong asset quality.

At March 31, 2005 and December 31, 2004, the allowance for loan losses totaled $152.5 million and $150.1 million, or 1.30% and 1.28% of total loans, and represented 334% and 416% of nonperforming loans, respectively.

For further information see the “Loan Portfolio Review and Allowance for Loan Loss Methodology”, included in the “Financial Condition – Asset Quality” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 30 through 32 of this report.

Noninterest Income

Total noninterest income of $53.0 million for the three months ended March 31, 2005 declined $1.7 million, or 3%, from the same period a year ago. This decline is the result of lower security gains in the current first quarter of $4.7 million from a year ago and the loss of Duff & Phelps revenue, which totaled to $3.8 million in the 2004 first quarter. Adjusted for these items, noninterest income increased $6.9 million, or 15%, over the year ago quarter.

Revenues from deposit service fees, insurance, loan and loan servicing and wealth management grew 11% compared to a year ago. Contributing to this increase was higher deposit service fees resulting primarily from the growth in the number of accounts. Loan and loan servicing fees rose as a result of increased origination volumes and higher prepayment fees. Gain on sales of loans and loan servicing increased primarily as a result of increased volumes of mortgage originations through Webster’s People’s Mortgage Corporation subsidiary.

Noninterest Expenses

Total noninterest expenses for the first quarter ended March 31, 2005 were $107.8 million, compared with $92.1 million recorded in the same period a year ago. The increase of $15.7 million resulted from $7.4 million of additional expenses relating to the acquisitions of FIRSTFED, First City and EWBI, $1.7 million from additional investment in de novo branch expansion, $1.1 million of expenses related to the core systems conversion and the continued investment in personnel and technology to meet our strategic plan for growth.

Income Taxes

Income tax expense for the first quarter ended March 31, 2005 is higher than the prior year period primarily due to a higher level of income before taxes, partially offset by a lower effective tax rate. The effective tax rates for the three months ended March 31, 2005 and 2004 were approximately 32.1% and 33.2% respectively. The majority of the decline in the effective tax rate can be attributed to a higher level of tax-exempt income during the current period due to an increase in the municipal securities portfolio.

Financial Condition

Total assets were $17.4 billion at March 31, 2005 compared with $17.0 million at December 31, 2004. Most of the increase occurred in loans held for sale and investment securities. The increase in loans held for sale is attributable to higher mortgage origination volume awaiting delivery into the secondary markets and $98 million of loans from EWBI that were sold on April 15, 2005. Total deposits increased $461 million, including approximately $169 million in health savings account deposits (“HSA”) and $48.3 million of other deposits from EWBI. The remaining growth in deposits was driven by Webster’s High Performance Checking products and continued growth from its de novo branches in Fairfield County, Connecticut and Westchester County, New York.

On April 15, 2005, Webster Bank completed its previously announced divestiture of the two branch offices of EWBI, with deposits other than health savings accounts totaling $48 million and loans of $98 million sold as part of the divestiture. Webster retained the health savings account business only, which now operates as HSA Bank and is a division of Webster Bank.

Total equity was $1.6 billion at March 31, 2005, up $20 million from December 31, 2004. This net increase was primarily due to net income of $47 million that was partially offset by $12 million of dividend payments to common shareholders and a $19 million unfavorable change in unrealized gains (losses) on the available for sale securities portfolio.

Securities Portfolio

Webster maintains an investment portfolio that is primarily structured to provide a source of liquidity for its operating needs, to generate interest income and provide a means to balance interest rate sensitivity. At March 31, 2005 the investment portfolio totaled $3.8 billion, or 21.9% of total assets, compared with $3.7 billion, or 21.9%, at December 31, 2004 and $4.4 billion, or 29.4%, at March 31 a year ago. The increase is a result of purchases of $247.9 million during the quarter consisting mostly of available for sale securities, offset by sales and payments of $124.7 million and $28.1 million of unrealized losses on the available for sale portfolio. At both March 31, 2005 and December 31, 2004, the portfolio consisted primarily of mortgage-backed securities.

Loan Portfolio

At March 31, 2005, total loans were $11.7 billion relatively unchanged from the total at December 31, 2004. Growth in commercial loans of $90.0 million during the quarter was offset by declines in the residential, commercial real estate and consumer portfolios.

Most of the commercial loan growth occurred in Middle Market where loans were up $47.8 million, asset-based loans grew by $20.6 million, equipment finance by $18.9 million and small business by $17.9 million. Commercial Real Estate loans were flat at $1.7 billion as strong fourth quarter activity was partially offset by pay-offs and the sell-down of positions in the first quarter. Residential mortgages declined by 1% or $52.4 million as we allowed the portfolio to decline in this period of rising rates. Consumer loans totaled $2.6 billion and were down $29.3 million as the rising rate environment appeared to cause accelerated prepayments in the home equity line portfolio.

Commercial loans (including commercial real estate) represented 37.3% of the loan portfolio up from 36.7% at year end, while residential mortgage loans declined to 40.4% from 40.8%. The remaining portion of the loan portfolio consisted of home equity and other consumer loans.

The following paragraphs highlight, by business segment, the lending activities in the various portfolios during the quarter. Refer to Webster’s 2004 Annual Report on Form 10-K, pages 4 and 5 for a more complete description of Webster’s lending activities and credit administration policies and procedures.

Commercial Lending

Middle Market

At March 31, 2005, Middle Market loans, including commercial and owner-occupied commercial real estate, totaled $998.0 million compared to $1.0 billion at December 31, 2004 and $748.6 million at March 31, 2004. Originations for the first quarter of 2005 totaled $101.3 million as compared to $47.2 million for the same period in 2004.

Asset-Based Lending

At March 31, 2005, Webster Business Credit Corporation (“WBCC”), an asset-based lending subsidiary, had total asset-based loans of $568.6 million compared to $547.9 million at year end and $539.3 million at March 31, 2004. In its direct originations, it generally establishes depository relationships with the borrower through cash management accounts. At March 31, 2005 and December 31, 2004, the total of these deposits was $41.7 million and $39.6 million, respectively. During the first quarter of 2005, WBCC funded loans of $71.4 million, with new commitments of $118.9 million compared to funding of $37.0 million with new commitments of $121.1 million for the same period in 2004.

Business and Professional Banking

The Business and Professional Banking Division administered a portfolio of approximately $467.7 million at March 31, 2005, a 5.7% increase from $438.8 million at December 31, 2004. At March 31, 2004, the portfolio totaled $449.8 million. Included in the portfolio is $255.6 million of loans secured by commercial real estate. Originations totaled $74.7 million for the first quarter of 2005 compared to $54.2 million in the same period in 2004. Webster Bank is a leader among Connecticut-based banks for providing loans of $1 million and under to small businesses in the state. At March 31, 2005, small business deposit balances totaled $1.1 billion, compared to $1.2 billion at December 31, 2004.

Equipment Financing

Center Capital Corporation (“Center Capital”), a nationwide equipment financing company, had a portfolio which totaled $646.6 million at March 31, 2005, compared to $627.7 million at December 31, 2004 and $527.0 million a March 31, 2004. Center Capital originated $78.3 million in loans during the first quarter, compared to $66.4 million during the same period a year ago.

Insurance Premium Financing

Budget Installment Corp. (“BIC”) finances commercial property and casualty insurance premiums for businesses throughout the United States. BIC had total loans outstanding of $78.1 million at March 31, 2005 compared to $79.7 million at December 31, 2004, and $63.5 million a year ago. Loans originated in the first quarter of 2005 totaled $15.9 million, compared to $43.9 million for the same period in 2004.

Commercial Real Estate Lending

At March 31, 2005 and December 31, 2004, commercial real estate loans totaled $1.7 billion. Included in these loans are owner-occupied loans originated by the Middle Market and Business and Professional Banking divisions at March 31, 2005 of $577.8 million, $581.7 million at December 31, 2004 and $411.5 million at March 31, 2004. During the first quarter of 2005, originations totaled $24.9 million, a decrease of $65.5 million, or 72.5%, from the same period a year earlier.

Consumer Finance

Mortgage Banking and Residential Mortgage Loans

For the three months ended March 31, 2005, originated residential mortgage loans totaled $548.6 million compared to $419.0 million for the same period in 2004. During the first quarter of 2005, long-term interest rates fell and application activity increased, which will also positively impact the second quarter volume. A majority of this originated loan volume, including servicing, is sold in the secondary market. At March 31, 2005 and December 31, 2004, there were

$254.4 million and $147.2 million, respectively, of residential mortgage loans held for sale in the secondary market. See Notes 5 and 6 of Notes to Consolidated Interim Financial Statements within this report for further information.

The residential mortgage loan portfolio totaled $4.7 billion and $4.8 billion at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005, approximately $1.1 billion, or 24%, of the total residential mortgage loan portfolio were adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. Adjustable rate loans originated during 2005 when fully-indexed, will be 2.75% above the constant maturity one-year U.S. Treasury yield index. At March 31, 2005, approximately $3.6 billion, or 76% of the total residential mortgage loan portfolio, was fixed rate.

Consumer Loans

At March 31, 2005, consumer loans totaled $2.6 billion, a decrease of $29.3 million, or 1%, compared to the prior year end. At March 31, 2004, consumer loans were $2.2 billion. Originations during the first quarter of 2005 totaled $183.9 million compared to $188.8 million for the same period a year earlier. The decline occurred primarily in floating rate home equity loans and is attributable to the higher interest rate environment.

Asset Quality

Loan Portfolio Review and Allowance for Loan Loss Methodology

Webster devotes significant attention to maintaining asset quality through conservative underwriting standards, active servicing of loans and aggressive management of nonperforming and classified assets. The allowance for loan losses is maintained at a level estimated by management to provide adequately for probable losses inherent in the current loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors which, in management’s judgment, deserve current recognition in estimating loan losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on nonperforming loans and classified loans, including an analysis of the collateral for these loans.

The adequacy of the allowance is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Webster’s marketplace and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for loan losses is adequate at March 31, 2005, actual results in future periods may prove different and these differences could be significant. Management considers the adequacy of the allowance for loan losses to be a critical accounting policy.

See the Allowance for Loan Losses Methodology section within Management’s Discussion and Analysis on pages 28 through 30 of Webster’s 2004 Annual Report on Form 10-K for additional information.

Nonperforming Assets

The amount of nonperforming assets increased to $49.1 million, or 0.28% of total assets, at March 31, 2005 from $39.2 million, or 0.23% of total assets, at December 31, 2004 and up from $41.3 million, or 0.27% of total assets, at March 31, 2004.

The following table details nonperforming assets:

	March 31,	December 31,	March 31,
(In thousands)	2005	2004	2004

Loans accounted for on a nonaccrual basis:
Commercial:
Commercial banking	$16,172	13,502	16,283
Equipment financing	3,800	3,383	5,561

Total commercial	19,972	16,885	21,844
Commercial real estate	15,609	8,431	5,583
Residential	7,528	7,796	7,941
Consumer	1,586	1,894	604

Total nonaccruing loans	44,695	35,006	35,972
Loans past due 90 days or more and accruing:
Commercial	940	1,122	568

Total nonperforming loans	45,635	36,128	36,540
Loans held for sale	492	—	—
Foreclosed properties	3,003	3,038	4,722

Total nonperforming assets	$49,130	39,166	41,262

Total nonperforming loans increased $9.5 million during the first quarter, primarily due to three credits, two of which are commercial real estate loans and the third a commercial loan. Management considers each of these loans well secured and does not expect to realize losses from their resolution.

The allowance for loan losses at March 31, 2005 was $152.5 million and represented 334% of nonperforming loans and 1.30% of total loans. This compares with an allowance of $150.1 million that represented 416% of nonperforming loans and 1.28% of total loans at December 31, 2004. The allowance was $123.6 million, or 338% of nonperforming loans and 1.30% of total loans, at March 31, 2004. For additional information on the allowance, see Note 7 of Notes to Consolidated Interim Financial Statements elsewhere in this report.

Not included in the totals above are performing troubled debt restructurings of $441,000, $20,000 and $609,000 at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

Other Past Due Loans

The following table sets forth information as to loans past due 30–89 days.

	March 31, 2005		December 31, 2004		March 31, 2004

	Principal	Percent of loans	Principal	Percent of loans	Principal	Percent of loans
(Dollars in thousands)	Balances	total	Balances	total	Balances	total

Past due 30–89 days:
Residential	$8,187	0.07%	$11,296	0.10%	$7,618	0.08%
Commercial	12,694	0.11	21,338	0.18	10,400	0.11
Commercial real estate	10,263	0.09	6,611	0.06	19,336	0.20
Consumer	3,930	0.03	3,777	0.03	2,050	0.02

Total	$35,074	0.30%	$43,022	0.37%	$39,404	0.41%

The overall decrease in loans past due 30-89 days of $7.9 million at March 31, 2005 from December 31, 2004 is primarily due to decreases of $8.6 million in commercial loans and $3.1 million in residential mortgage loans, partially offset by an increase of $3.7 million in commercial real estate loans.

Deposits

Total deposits increased $460.5 million, or 4%, to $11.0 billion at March 31, 2005 from December 31, 2004 and $2.4 billion, or 28%, from March 31, 2004. The increases occurred in most categories of deposits. The growth since year end was a result of HSA Bank, de novo branches and a funding diversification strategy, which raised deposits through the issuance of institutional certificates of deposit and Eurodollar deposits. The percentage of total deposits representing core deposits decreased to 64.8% at March 31, 2005, from 66.5% at December 31, 2004 and 67.7% at March 31 a year ago. This decline is due to the movement of core deposits into higher yielding certificates of deposit.

Borrowing and Other Debt Obligations

Total borrowed funds, including other long-term debt, decreased $33.9 million, or 1%, to $4.7 billion at March 31, 2005 from December 31, 2004. The decrease is primarily a result of the fourth quarter deleveraging program and deposit growth that was utilized to reduce our reliance on wholesale funding. See Notes 11 and 12 of Notes to Consolidated Interim Financial Statements for additional information.

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

The following table summarizes the estimated impact that gradual 100 and 200 basis point changes in interest rates over a twelve month period starting March 31, 2005 and December 31, 2004 might have on Webster’s net income for the subsequent twelve month period.

	-200 bp	-100 bp	+100 bp	+200 bp

March 31, 2005	-7.3%	-2.3%	+0.2%	-0.1%
December 31, 2004	-9.7%	-3.3%	+0.4%	-0.1%

Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of the period yield curve constant over the twelve month forecast horizon. Webster is well within policy limits for all scenarios. The policy limit for the -200 basis point scenario was suspended until the first quarter of 2005 due to the low level of interest rates. The reduction in risk to falling rates since the end of 2004 is due primarily to higher interest rates which have reduced mortgage prepayment risk in the securities and loan portfolios. The current interest rate scenario anticipates rates will rise gradually throughout 2005.

The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at March 31, 2005 and December 31, 2004 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

		Estimated	Estimated Economic Value
	Book	Economic	Change
(In thousands)	Value	Value	-100 BP	+100 BP

March 31, 2005
Assets	$17,412,828	16,674,691	301,028	(370,718)
Liabilities	15,849,234	15,068,418	288,930	(253,852)
Off-balance sheet contracts		17,181	28,054	(26,629)

(Decrease) increase in net economic value			40,152	(143,495)
Net change as % of base net economic value			2.5%	(9.0)%

December 31, 2004
Assets	$17,020,597	16,430,957	246,773	(341,144)
Liabilities	15,476,623	14,842,477	276,937	(248,603)
Off-balance sheet contracts		(1,660)	24,318	(22,979)

(Decrease) increase in net economic value			(5,846)	(115,520)
Net change as % of base net economic value			(0.4)%	(7.3)%

The book value of assets exceeded the estimated economic value at March 31, 2005 and December 31, 2004 because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $714.5 million and $694.2 million, respectively.

Changes in net economic value are primarily driven by changing durations of assets and liabilities and by changes in long term rates. Short-term rates have risen about 50 basis points since year end while long term rates have risen by about 30 basis points. As noted in the table above, the estimated volatility in economic value of equity has not changed significantly from year end for a 100 basis point rise in interest rates. The increase in long term rates has had a greater effect in the -100 basis point scenario as the economic incentive to prepay mortgage assets has diminished.

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

At March 31, 2005 and December 31, 2004, FHLB advances outstanding totaled $2.3 billion and $2.6 billion, respectively. Webster Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $478.3 million and $651.6 million at March 31, 2005 and December 31, 2004 respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $724.8 million at March 31, 2005 or used to collateralize other borrowings, such as repurchase agreements.

The main sources of liquidity at the holding company are dividends from Webster Bank, investment income and net proceeds from capital offerings and borrowings. The main uses of liquidity are the payment of dividends to common stockholders, repurchases of common stock, purchases of investment securities and the payment of interest on borrowings and capital securities. There are certain regulatory restrictions on the payment of dividends by Webster Bank to the holding company. At March 31, 2005, $169.1 million of retained earnings were available for the payment of dividends to the holding company. Webster also maintains $75.0 million in available revolving lines of credit with correspondent banks.

On July 23, 2002, Webster announced a stock buyback program of 2.4 million shares, or approximately 5 percent of its 48.0 million shares of outstanding common stock as of the announcement date. Through March 31, 2005, Webster has repurchased 1,871,803 shares of its common stock under the buyback program, with 528,197 remaining shares to be repurchased. On July 22, 2003, a stock buyback program was announced consisting of 2.3 million shares. To date, no shares have been repurchased under this program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 33 and 34 under the caption “Asset/Liability Management and Market Risk”.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As part of its ongoing integration activities, Webster is continuing to incorporate its controls and procedures into EWBI, acquired in the first quarter of 2005.

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

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share	Programs	Programs

January 1-31, 2005	35,520	$49.73	4,337	2,828,197

February 1-28, 2005	—	—	—	2,828,197

March 1-31, 2005	28,067	44.80	—	2,828,197

Total	63,587	$47.55	4,337

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not applicable.

ITEM 5. OTHER INFORMATION

                Not applicable.

ITEM 6. EXHIBITS

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K filed within the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Bylaws, as amended effective April 19, 2004 (filed as Exhibit 3.3 to the Corporation’s Quarterly Report on Form 10-Q with the SEC on May 10, 2004 and incorporated herein by reference).

4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Corporation’s Registration Statement on Form S-3 (File No. 333-81563) filed with the SEC on June 25, 1999 and incorporated herein by reference).

4.2	Rights Agreement, dated as of February 5, 1996, between the Corporation and Chemical Mellon Shareholder Services, L.L.C. (filed as Exhibit 1 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 12, 1996 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, entered into as of November 4, 1996, by and between the Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as an exhibit to the Corporation’s Current Report on Form 8-K filed with the SEC on November 25, 1996 and incorporated herein by reference).

4.4	Amendment No. 2 to Rights Agreement, entered into as of October 30, 1998, between the Corporation and American Stock Transfer & Trust Company (filed as Exhibit 1 to the Corporation’s Current Report on Form 8-K filed with the SEC on October 30, 1998 and incorporated herein by reference).

10.1	Amended and Restated 1992 Stock Option Plan (filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 4, 2005 and incorporated herein by reference).

10.2	Form of Non-Competition Agreement, dated as of January 31, 2005, by and between Webster Financial Corporation and the following executives: James C. Smith, William T. Bromage, William J. Healy, Joseph J. Savage, and Jeffrey N. Brown (filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 4, 2005 and incorporated herein by reference).

10.3	Form of Amendment to Change of Control Agreement, dated as of January 31, 2005, by and between Webster Financial Corporation and the following executives: James C. Smith, William T. Bromage, William J. Healy, Joseph J. Savage, Jeffrey N. Brown, Jo D. Keeler and Harriet Munrett Wolfe (filed as Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 4, 2005 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: May 9, 2005	By:	/s/ William J. Healy

William J. Healy
Executive Vice President and
Chief Financial Officer
Principal Financial Officer