Form 10-Q
period 2005-06-30
WEBSTER FINANCIAL CORP
filed 2005-08-09
CIK 801337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___.
Commission File Number: 001-31486
WEBSTER FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-1187536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Webster Plaza, Waterbury, Connecticut	06702
(Address of principal executive offices)	(Zip Code)
(203) 465-4364
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
☑ Yes       ☐ No
The number of shares of common stock outstanding as of July 31, 2005 was 53,861,929.

ITEM 1. INTERIM FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2005	2004

Assets:
Cash and due from depository institutions	$322,376	248,825
Short-term investments	13,088	17,629
Securities (Note 4):
Trading, at fair value	1,409	—
Available for sale, at fair value	2,649,930	2,494,406
Held to maturity (fair value of $1,205,985 and $1,234,629)	1,196,368	1,229,613
Loans held for sale (Note 5)	245,174	147,211
Loans (Notes 6 and 7)	11,654,866	11,562,663
Accrued interest receivable	67,380	63,406
Goodwill (Note 8)	642,732	623,298
Cash surrender value of life insurance	233,129	228,120
Premises and equipment	171,579	149,069
Intangible assets (Note 8)	65,655	70,867
Deferred tax asset (Note 9)	63,616	70,988
Prepaid expenses and other assets	144,895	114,502

Total assets	$17,472,197	17,020,597

Liabilities and Shareholders’ Equity:
Deposits (Note 10)	$11,579,234	10,571,288
Federal Home Loan Bank advances (Note 11)	2,126,437	2,590,335
Securities sold under agreement to repurchase and other short-term borrowings (Note 12)	1,345,910	1,428,483
Other long-term debt	674,117	680,015
Accrued expenses and other liabilities	126,011	196,925

Total liabilities	15,851,709	15,467,046

Preferred stock of subsidiary corporation	9,577	9,577

Commitments and contingencies (Notes 5 and 6)

Shareholders’ equity (Note 13):
Common stock, $.01 par value;
Authorized – 200,000,000 shares at June 30, 2005 and December 31, 2004
Issued – 53,862,604 shares at June 30, 2005 and 53,639,467 shares at December 31, 2004	539	536
Paid-in capital	612,925	605,696
Retained earnings	1,010,773	942,830
Less: Treasury stock, at cost; 55,213 shares at June 30, 2005 and 11,000 shares at December 31, 2004	(2,613)	(547)
Accumulated other comprehensive loss	(10,713)	(4,541)

Total shareholders’ equity	1,610,911	1,543,974

Total liabilities and shareholders’ equity	$17,472,197	17,020,597

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2005	2004	2005	2004

Interest Income:
Loans	$166,967	129,084	$325,754	247,675
Securities and short-term investments	42,684	45,162	83,583	89,770
Loans held for sale	2,964	2,139	5,696	3,209

Total interest income	212,615	176,385	415,033	340,654

Interest Expense:
Deposits (Note 10)	44,099	29,172	79,967	55,002
Federal Home Loan Bank advances and other borrowings	28,032	24,793	56,162	49,228
Other long-term debt	10,649	8,953	20,837	17,151

Total interest expense	82,780	62,918	156,966	121,381

Net interest income	129,835	113,467	258,067	219,273
Provision for loan losses (Note 7)	2,000	5,000	5,500	10,000

Net interest income after provision for loan losses	127,835	108,467	252,567	209,273

Noninterest Income:
Deposit service fees	21,747	19,250	40,876	36,435
Insurance revenue	10,562	10,596	22,364	22,234
Loan fees	7,274	7,305	16,203	13,954
Wealth and investment services	6,028	5,849	11,423	10,965
Gain on sale of loans and loan servicing, net	3,012	5,321	5,548	6,346
Increase in cash surrender value of life insurance	2,302	2,177	4,540	4,131
Gain on sale of securities, net	710	5,616	1,466	11,116
Financial advisory services	—	—	—	3,808
Other income	2,013	964	4,256	2,812

Total noninterest income	53,648	57,078	106,676	111,801

Noninterest Expenses:
Compensation and benefits	57,854	53,659	115,756	106,786
Occupancy	10,810	8,402	21,669	16,767
Furniture and equipment	11,611	8,993	22,409	16,634
Intangible assets amortization (Note 8)	5,009	4,582	9,911	8,674
Professional services	3,972	2,938	7,742	5,837
Marketing	3,664	3,630	6,947	6,614
Conversion and infrastructure costs	3,506	—	4,640	—
Other expenses	17,079	14,975	32,205	28,008

Total noninterest expenses	113,505	97,179	221,279	189,320

Income before income taxes	67,978	68,366	137,964	131,754
Income taxes	21,720	22,523	44,211	43,588

Net Income	$46,258	45,843	$93,753	88,166

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited), continued

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net income	$46,258	45,843	$93,753	88,166

Basic earnings per share	$0.86	0.92	$1.75	1.84
Diluted earnings per share	0.85	0.91	1.73	1.81
Dividends paid per common share	0.25	0.23	0.48	0.44

Average shares outstanding:
Basic	53,618	49,699	53,594	47,922
Diluted	54,278	50,475	54,244	48,767
See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended June 30,
(In thousands)	2005	2004

Net Income	$46,258	45,843
Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on securities available for sale arising during period (net of income tax expense (benefit) of $6,723 and $(41,265) for 2005 and 2004, respectively)	12,629	(67,595)
Reclassification adjustment for net security gains included in net income (net of income tax expense of $232 and $2,112 for 2005 and 2004, respectively)	(427)	(3,922)
Reclassification adjustment for cash flow hedge gain amortization included in net income	(42)	(42)
Reclassification adjustment for amortization of unrealized loss (gain) upon transfer of securities to held to maturity (net of income tax)	276	(73)

Other comprehensive income (loss)	12,436	(71,632)

Comprehensive income (loss)	$58,694	(25,789)

	Six months ended June 30,
(In thousands)	2005	2004

Net Income	$93,753	88,166
Other comprehensive loss, net of tax:
Unrealized net holding loss on securities available for sale arising during year (net of income tax benefit of $(3,128) and $(24,323) for 2005 and 2004, respectively)	(5,661)	(41,431)
Reclassification adjustment for net gains included in net income (net of income tax expense of $485 and $4,016 for 2005 and 2004, respectively)	(902)	(7,457)
Reclassification adjustment for cash flow hedge gain amortization included in net income	(84)	(84)
Reclassification adjustment for amortization of unrealized loss (gain) upon transfer of securities to held to maturity (net of income tax)	475	(136)

Other comprehensive loss	(6,172)	(49,108)

Comprehensive income	$87,581	39,058

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

					Accumulated
					Other
	Common	Paid-in	Retained	Treasury	Comprehensive
(In thousands, except per share data)	Stock	Capital	Earnings	Stock	Income (loss)	Total

Six months ended June 30, 2004:
Balance, December 31, 2003	$495	412,020	833,357	(112,713)	19,736	1,152,895
Net income for the six months ended June 30, 2004	—	—	88,166	—	—	88,166
Dividends paid:
$.44 per common share	—	—	(19,926)	—	—	(19,926)
Exercise of stock options	—	(826)	—	6,452	—	5,626
Common stock repurchased	—	—	—	(2,438)	—	(2,438)
Common stock issued in acquisition	36	164,110	1	108,650	—	272,797
Common stock retired	(1)	1	—	—	—	—
Stock-based compensation	—	2,855	—	49	—	2,904
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	(48,888)	(48,888)
Amortization of deferred hedging gain	—	—	—	—	(84)	(84)
Amortization of unrealized gain on securities transferred to held to maturities, net of taxes	—	—	—	—	(136)	(136)

Balance, June 30, 2004	$530	578,160	901,598	—	(29,372)	1,450,916

Six months ended June 30, 2005:
Balance, December 31, 2004	$536	605,696	942,830	(547)	(4,541)	1,543,974
Net income for the six months ended June 30, 2005	—	—	93,753	—	—	93,753
Dividends paid:
$.48 per common share	—	—	(25,810)	—	—	(25,810)
Exercise of stock options	3	4,289	—	—	—	4,292
Common stock repurchased	—	—	—	(4,699)	—	(4,699)
Stock-based compensation	—	2,940	—	2,633	—	5,573
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	(6,563)	(6,563)
Amortization of deferred hedging gain	—	—	—	—	(84)	(84)
Amortization of unrealized loss on securities transferred to held to maturity, net of taxes	—	—	—	—	475	475

Balance, June 30, 2005	$539	612,925	1,010,773	(2,613)	(10,713)	1,610,911

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
(In thousands)	2005	2004

Operating Activities:
Net income	$93,753	88,166
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	5,500	10,000
Depreciation and amortization	9,890	15,454
Amortization of intangible assets	9,911	8,674
Stock-based compensation	5,573	2,904
Net gain on sale of foreclosed properties	(17)	(183)
Net gain on sale of securities	(1,387)	(11,473)
Net gain on sale of loans and loan servicing	(5,548)	(6,346)
Increase in cash surrender value of life insurance	(4,540)	(4,131)
Net (gain) loss on trading securities	(79)	357
Increase in trading securities	(1,329)	(1,746)
Loans originated for sale	(859,732)	(664,076)
Proceeds from sale of loans originated for sale	767,317	686,251
Increase in interest receivable	(3,037)	(6,981)
Decrease (increase) in prepaid expenses and other assets	(21,088)	83,937
Decrease in accrued expenses and other liabilities	(76,718)	(42,120)
Proceeds from surrender of life insurance contracts	792	—

Net cash (used) provided by operating activities	(80,739)	158,687

Investing Activities:
Purchases of available for sale securities	(511,125)	(1,011,873)
Purchases of held to maturity securities	(42,556)	(113,758)
Proceeds from maturities and principal payments of available for sale securities	208,099	569,629
Proceeds from maturities and principal payments of held to maturity securities	75,736	2,505
Proceeds from sales of available for sale securities	139,428	1,513,448
Net decrease in short-term investments	113,017	5,102
Net increase in loans	(2,084)	(524,487)
Proceeds from sale of foreclosed properties	1,262	3,037
Net purchases of premises and equipment	(30,678)	(20,712)
Net cash paid for acquisitions	(27,846)	(163,016)

Net cash (used) provided by investing activities	(76,747)	259,875

Financing Activities:
Net increase in deposits	810,705	486,554
Proceeds from FHLB advances	17,962,500	35,525,157
Repayment of FHLB advances	(18,421,065)	(36,054,776)
Net decrease in federal funds purchased and securities sold under agreement to repurchase	(84,886)	(465,108)
Other long-term debt issued	—	149,933
Repayment of other long-term debt	(10,000)	—
Cash dividends to common shareholders	(25,810)	(19,926)
Exercise of stock options	4,292	5,626
Common stock repurchased	(4,699)	(2,438)

Net cash provided (used) by financing activities	231,037	(374,978)

Increase in cash and cash equivalents	73,551	43,584
Cash and cash equivalents at beginning of period	248,825	209,234

Cash and cash equivalents at end of period	$322,376	252,818

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued

	Six months ended June 30,
(In thousands)	2005	2004

Supplemental Disclosures:
Income taxes paid	$45,697	35,393
Interest paid	161,881	115,607

Supplemental Schedule of Noncash Investing and Financing Activities:
Transfer of loans to foreclosed properties	$546	1,114

Purchase Transactions:
Fair value of noncash assets acquired	$235,693	2,639,554
Fair value of liabilities assumed	210,786	2,568,359
Fair value of common stock issued	—	272,797

Sale Transactions:
Fair value of noncash assets sold	$105,656	4,562
Fair value of liabilities sold	56,237	983

See accompanying Notes to Consolidated Interim Financial Statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 1: Basis of Presentation and Principles of Consolidation
The Consolidated Interim Financial Statements include the accounts of Webster Financial Corporation (“Webster” or the “Company”) and its subsidiaries. The Consolidated Interim Financial Statements and Notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results which may be expected for the year as a whole.
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
NOTE 2: Stock-Based Compensation
At June 30, 2005 and 2004, Webster had a fixed stock-based compensation plan that covered employee and non-employee directors. Effective January 1, 2002, the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, were adopted on a prospective basis, for all stock options granted January 1, 2002 and thereafter. Prior to this date, the provisions of APB No. 25 and related interpretations were applied for option grant accounting. Therefore, the expense related to stock-based compensation for the quarter and six months ended June 30, 2004 differs from the expense that would have been recognized if the fair value based method had been applied to all option grants since the original effective date of SFAS No. 123. Awards under the plan, in general, vest over periods ranging from 3 to 4 years. As of January 1, 2005, all stock options granted prior to the implementation of SFAS No. 123 are fully vested. Webster also grants restricted stock to senior management and directors.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all stock option awards.

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net income, as reported	$46,258	45,843	$93,753	88,166
Add: Stock option compensation expense included in reported net income, net of related tax effects	1,211	909	2,281	1,399
Deduct: Total stock option compensation expense determined under fair value based method for all awards, net of related tax effects	(1,211)	(1,090)	(2,281)	(1,491)

Pro forma net income	$46,258	45,662	$93,753	88,074

Earnings per share:
Basic — as reported	$0.86	0.92	$1.75	1.84
— pro forma	0.86	0.92	1.75	1.84

Diluted — as reported	$0.85	0.91	$1.73	1.81
— pro forma	0.85	0.90	1.73	1.81

In addition, the cost of restricted stock granted is reflected in compensation and benefits expense and totaled $393,000 and $297,000, net of taxes, for the three months ended June 30, 2005 and 2004, respectively, and $743,000 and $583,000, net of taxes for the six months ended June 30, 2005 and 2004, respectively.
See Note 17, Recent Accounting Pronouncements, for information regarding a newly released pronouncement concerning stock-based compensation accounting.
NOTE 3: Purchase and Sale Transactions
The following purchase and sale transactions have been completed during 2005. The results of operations of the acquired companies are included in the Consolidated Statements of Income subsequent to the date of the completion of the acquisition.
Eastern Wisconsin Bancshares, Inc.
On September 7, 2004, Webster announced its entry into the health savings account business through a definitive agreement to acquire Eastern Wisconsin Bancshares, Inc. (“EWBI”), the holding company for State Bank of Howards Grove (“State Bank”), headquartered in Howards Grove, Wisconsin. This transaction closed on February 28, 2005. The acquisition makes Webster one of the largest custodians and administrators of health savings accounts in the United States. The purchase price was approximately $27 million in cash. The State Bank had $163 million in assets and $144 million in deposits, including $95 million in health savings account deposits at the time of the agreement.
A definitive agreement was announced on February 8, 2005 whereby Webster would divest State Bank’s two retail branches and related loans and deposits and retain the health savings account operation. The health savings account division operates under the name of HSA Bank, a division of Webster Bank. The branch sale closed on April 15, 2005.
J. Bush & Co.
On June 29, 2005, Webster announced the completion of its acquisition of the assets of J. Bush & Co., a New Haven based investment management firm. J. Bush & Co., which will retain its current name and operate as a division of Webster’s wealth and investment advisors group, brings to Webster over $200 million in assets under management.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 4: Securities
A summary of trading, available for sale and held to maturity securities follows:

	June 30, 2005				December 31, 2004
	Amortized	Unrealized		Estimated	Amortized	Unrealized		Estimated
(In thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Trading:
Municipal bonds and notes				$1,409				$—

Available for sale:
Municipal bonds and notes	$30	—	—	30	$390	—	—	390
Corporate bonds and notes	201,725	4,837	(3,297)	203,265	192,076	6,192	(1,895)	196,373
Equity securities (a)	247,230	6,612	(481)	253,361	262,776	9,893	(18)	272,651
Mortgage-backed securities	2,215,364	154	(22,244)	2,193,274	2,043,666	212	(18,886)	2,024,992

Total available for sale	$2,664,349	11,603	(26,022)	2,649,930	$2,498,908	16,297	(20,799)	2,494,406

Held to maturity:
Municipal bonds and notes	$379,270	12,132	(363)	391,039	$342,264	7,494	(550)	349,208
Mortgage-backed securities	817,098	405	(2,557)	814,946	887,349	196	(2,124)	885,421

Total held to maturity	$1,196,368	12,537	(2,920)	1,205,985	$1,229,613	7,690	(2,674)	1,234,629

(a)	As of June 30, 2005, the fair value of equity securities consisted of FHLB stock of $150.0 million, FRB stock of $37.9 million, common stock of $45.5 million and preferred stock of $20.0 million. The fair value of equity securities at December 31, 2004 consisted of FHLB stock of $190.0 million, FRB stock of $37.9 million and common stock of $44.8 million.
The following table depicts temporarily impaired investment securities as of June 30, 2005, segregated by length of time in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Available for sale:
Corporate bonds and notes	$31,037	(970)	20,173	(2,327)	51,210	(3,297)
Equity securities	8,524	(481)	—	—	8,524	(481)
Mortgage-backed securities	1,108,128	(6,250)	967,985	(15,994)	2,076,113	(22,244)

Total available for sale	$1,147,689	(7,701)	988,158	(18,321)	2,135,847	(26,022)

Held to maturity:
Municipal bonds and notes	$20,956	(177)	10,845	(186)	31,801	(363)
Mortgage-backed securities	656,957	(2,557)	—	—	656,957	(2,557)

Total held to maturity	$677,913	(2,734)	10,845	(186)	688,758	(2,920)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
The following table similarly identifies temporarily impaired investment securities as of December 31, 2004.

	Less Than Twelve Months		Twelve Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Available for sale:
Corporate bonds and notes	$32,319	(320)	15,321	(1,575)	47,640	(1,895)
Equity securities	409	(18)	—	—	409	(18)
Mortgage-backed securities	1,862,393	(18,886)	—	—	1,862,393	(18,886)

Total available for sale	$1,895,121	(19,224)	15,321	(1,575)	1,910,442	(20,799)

Held to maturity:
Municipal bonds and notes	$39,279	(550)	—	—	39,279	(550)
Mortgage-backed securities	648,664	(2,124)	—	—	648,664	(2,124)

Total held to maturity	$687,943	(2,674)	—	—	687,943	(2,674)

Unrealized losses on fixed income and equity securities result from the cost basis of securities being greater than current market value. This can be caused by an increase in interest rates since the time of purchase or from deterioration in credit quality of the issuer. Seventy-two securities had an unrealized loss for twelve consecutive months or longer due to interest rates being higher at June 30, 2005 than at the time of purchase. Approximately 98 percent of the unrealized loss was concentrated in thirty-two mortgage-backed and four corporate securities. Mortgage-backed securities are rated AAA or carry an implied AAA credit rating. Three corporate securities are unrated but have undergone an internal credit review. One corporate security is A rated, and has never been downgraded. As a result of our credit review of the issuers, we have determined that there has been no deterioration in credit quality subsequent to purchase. Based on our experience with these types of investments and our financial strength, we have the ability to hold these investments to maturity or full recovery of the unrealized loss.
Management will continue to evaluate impairments, whether caused by adverse interest rate or credit movements, to determine if they are other-than-temporary. The determination will be based on the severity of unrealized loss, length of time of impairment and the financial condition and near-term prospects of the issuer.
NOTE 5: Loans Held for Sale
Loans held for sale totaled $245.2 million and $147.2 million at June 30, 2005 and December 31, 2004, respectively. Included in the June 30, 2005 balance are approximately $3.9 million of commercial loans. The remainder of the loans held for sale at June 30, 2005 and all of the December 31, 2004 balance are residential mortgages.
At June 30, 2005 and December 31, 2004, residential mortgage origination commitments totaled $446.6 million and $284.4 million, respectively. Residential commitments outstanding at June 30, 2005 consisted of adjustable rate and fixed rate mortgages of $57.4 million and $389.2 million, respectively, at rates ranging from 1.0% to 10.75%. Residential commitments outstanding at December 31, 2004 consisted of adjustable rate and fixed rate mortgages of $55.1 million and $229.3 million, respectively, at rates ranging from 1.0% to 8.5%. Commitments to originate loans generally expire within 60 days. At June 30, 2005 and December 31, 2004, Webster also had outstanding commitments to sell residential mortgage loans of $445.6 million and $305.3 million, respectively.
At June 30, 2005 and December 31, 2004, Webster Bank serviced for others residential and commercial loans totaling $1.5 billion and $1.6 billion, respectively.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 6: Loans
A summary of loans follows:

(In thousands)	June 30, 2005		December 31, 2004
	Amount	%	Amount	%

Residential mortgage loans	$4,690,318	39.7%	$4,775,344	40.8%
Commercial loans:
Commercial non-mortgage	1,481,998	12.6	1,409,155	12.0
Asset-based lending	612,489	5.2	547,898	4.7
Equipment financing	687,452	5.8	627,685	5.4

Total commercial loans	2,781,939	23.6	2,584,738	22.1
Commercial real estate	1,666,235	14.1	1,715,047	14.6
Consumer loans:
Home equity credit loans	2,639,297	22.3	2,606,161	22.2
Other consumer	31,899	0.3	31,485	0.3

Total consumer loans	2,671,196	22.6	2,637,646	22.5

Total loans	11,809,688	100.0%	11,712,775	100.0%
Less: allowance for loan losses	(154,822)		(150,112)

Loans	$11,654,866		$11,562,663

At June 30, 2005, loans included $19.4 million of net premiums and $34.6 million of net deferred costs, compared with $20.5 million of net premiums and $32.1 million of net deferred costs at December 31, 2004. The unadvanced portions of residential and commercial construction loans totaled $446.7 million and $523.3 million at June 30, 2005 and December 31, 2004, respectively.
At June 30, 2005 and December 31, 2004, unused portions of home equity credit lines extended were $1.3 billion and $1.2 billion, respectively. Unused commercial and commercial real estate lines of credit, letters of credit, standby letters of credit, equipment financing commitments and outstanding commercial loan commitments totaled $2.6 billion at June 30, 2005 and $2.9 billion at December 31, 2004. Consumer loan commitments totaled $45.4 million and $53.3 million at June 30, 2005 and December 31, 2004, respectively.
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
The estimated fair value of commitments to extend credit is considered insignificant at June 30, 2005 and December 31, 2004. Future loan commitments represent residential and commercial mortgage loan commitments, commercial loan and equipment financing commitments, letters of credit and commercial and home equity unused credit lines. The interest rates for these loans are generally established shortly before closing. The interest rates on home equity lines of credit adjust with changes in the prime rate.
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
The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
procedures in effect to monitor other credit and off-balance sheet products. At June 30, 2005, Webster’s standby letters of credit totaled $218.4 million and their fair value is not material to the unaudited interim financial statements.
NOTE 7: Allowance for Loan Losses
The following table provides a summary of the activity in the allowance for loan losses:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Balance at beginning of period	$152,519	123,613	$150,112	121,674
Provisions charged to operations	2,000	5,000	5,500	10,000
Allowance for purchased loans	—	20,081	—	20,081

Subtotal	154,519	148,694	155,612	151,755

Charge-offs	(1,811)	(3,007)	(4,275)	(7,162)
Recoveries	2,114	824	3,485	1,918

Net recoveries (charge-offs)	303	(2,183)	(790)	(5,244)

Balance at end of period	$154,822	146,511	$154,822	146,511

Ratio of net recoveries (charge-offs) to average loans outstanding during the period (annualized)	0.01%	(0.08)%	(0.01)%	(0.11)%
Included in charge-offs are $775,000 of write-downs of loans transferred to held for sale during the first half of 2005.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 8: Goodwill and Intangible Assets
The following tables set forth the carrying values of goodwill and intangible assets, net of accumulated amortization:

	June 30,	December 31,
(In thousands)	2005	2004

Goodwill - not subject to amortization	$642,732	623,298

Intangible assets:
Balances subject to amortization:
Core deposit intangibles	$56,861	61,734
Other identified intangibles	6,950	7,289
Balances not subject to amortization:
Pension assets	1,844	1,844

Total intangible assets	$65,655	70,867

Changes in the carrying amount of goodwill for the six months ended June 30, 2005 is as follows:

			Wealth and
	Retail	Commercial	Investment
(In thousands)	Banking	Banking	Advisors	Total

Balance at December 31, 2004	$587,205	26,583	9,510	623,298
Purchase price adjustments	728	4,928	—	5,656
Purchase transactions	13,161	—	617	13,778

Balance at June 30, 2005	$601,094	31,511	10,127	642,732

During the first quarter of 2005, $9.0 million of core deposit intangibles with an amortization period of 7 years were added as a result of the Eastern Wisconsin Bancshares purchase described in Note 3. Approximately $4.4 million of this amount relates to deposits held in the two retail branches that were divested on April 15, 2005, resulting in a net addition of $4.6 million with respect to this acquisition.
Amortization of intangible assets for the three and six months ended June 30, 2005, totaled $5.0 million and $9.9 million, respectively. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(In thousands)

For years ending December 31,
2005 (full year)	$19,913
2006	15,832
2007	7,777
2008	4,915
2009	4,742
Thereafter	20,543

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 9: Deferred Tax Asset
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2005 and December 31, 2004 are summarized below. Temporary differences result from the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A 100% valuation allowance has been applied to the deferred tax assets applicable to Connecticut, Massachusetts and Rhode Island due to uncertainties of realization.

	June 30,	December 31,
(In thousands)	2005	2004

Deferred tax assets:
Allowance for loan losses	$61,346	59,865
Net operating loss and tax credit carry forwards	11,210	13,800
Intangible assets	5,904	5,611
Net unrealized loss on securities available for sale	4,859	1,325
Compensation and employee benefit plans	4,594	10,005
Deductible acquisition costs	3,837	5,128
Purchase accounting and fair-value adjustments	—	991
Other	4,608	4,337

Total deferred tax assets	96,358	101,062
Less: valuation allowance	(14,954)	(17,578)

Deferred tax assets, net of valuation allowance	81,404	83,484

Deferred tax liabilities:
Equipment financing leases	5,285	3,386
Purchase accounting and fair-value adjustments	5,151	—
Mortgage servicing rights	3,246	3,619
Loan discounts	1,808	2,642
Other	2,298	2,849

Total deferred tax liabilities	17,788	12,496

Deferred tax asset	$63,616	70,988

Management believes it is more likely than not that Webster will realize its net deferred tax asset, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that any specific level of future income will be generated.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 10: Deposits
The following table summarizes the composition of deposits:

	June 30, 2005		December 31, 2004
		% of		% of
(In thousands)	Amount	total	Amount	total

Demand deposits	$1,509,957	13.0%	$1,409,682	13.4%
NOW accounts	1,640,692	14.2	1,368,213	12.9
Money market deposit accounts	1,892,664	16.4	1,996,918	18.9
Savings accounts	2,284,076	19.7	2,253,073	21.3
Certificates of deposit	4,251,845	36.7	3,543,402	33.5

Total	$11,579,234	100.0%	$10,571,288	100.0%

Interest expense on deposits is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2005	2004	2005	2004

NOW accounts	$2,060	990	$3,287	1,618
Money market deposit accounts	9,305	6,873	16,911	12,065
Savings accounts	4,816	3,593	8,942	6,757
Certificates of deposit	27,918	17,716	50,827	34,562

Total	$44,099	29,172	$79,967	55,002

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 11: Federal Home Loan Bank Advances
Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

	June 30, 2005		December 31, 2004
	Total		Total
(In thousands)	Outstanding	Callable	Outstanding	Callable

Fixed Rate:
1.86% to 6.96% due in 2005	$952,868	45,000	$1,607,368	45,000
2.18% to 6.31% due in 2006	366,114	—	368,695	—
4.09% to 7.45% due in 2007	343,535	—	244,648	—
3.93% to 5.93% due in 2008	175,349	74,000	75,571	74,000
4.98% to 5.96% due in 2009	138,000	123,000	138,000	123,000
4.95% to 8.44% due in 2010	35,341	35,000	35,370	35,000
3.99% to 6.60% due in 2011	41,530	40,000	41,635	40,000
5.22% to 5.49% due in 2013	49,000	49,000	49,000	49,000
6.00% due in 2015	33	—	34	—
5.66% due in 2017	500	—	500	—
0.00% due in 2022	420	—	430	—
2.51% to 3.75% due in 2023	387	—	391	—

	2,103,077	366,000	2,561,642	366,000

Unamortized premium	23,360		28,693

Total advances	$2,126,437		$2,590,335

Webster Bank had additional borrowing capacity of approximately $1.1 billion from the FHLB at June 30, 2005 and $651.6 million at December 31, 2004. Advances are secured by a blanket security agreement against certain qualifying assets, principally residential mortgage loans. At June 30, 2005 and December 31, 2004, Webster Bank had unencumbered investment securities available to secure additional borrowings. If these securities had been used to secure FHLB advances, borrowing capacity at June 30, 2005 and December 31, 2004 would have been increased by an additional $800.3 million and $913.6 million, respectively. At June 30, 2005 Webster Bank was in compliance with the FHLB collateral requirements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 12: Securities Sold Under Agreement to Repurchase and Other Short-term Debt
The following table summarizes balances for other borrowings:

	June 30,	December 31,
(In thousands)	2005	2004

Securities sold under agreement to repurchase	$927,889	1,117,040
Federal funds purchased	199,526	133,780
Treasury tax and loan	207,743	164,592
Other	92	1,286

	1,335,250	1,416,698
Unamortized premium	10,660	11,785

Total	$1,345,910	1,428,483

The following table sets forth certain information on short-term borrowings:

	At or for the quarter ended
	June 30,	December 31,
(In thousands)	2005	2004

Repurchase agreements:
Quarter end balance	$536,188	527,127
Quarter average balance	556,975	716,617
Highest month end balance during quarter	568,238	780,224
Weighted-average maturity (in months)	1.65	1.29
Weighted-average interest rate	2.33%	1.86%

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 13: Shareholders’ Equity
Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of Currency of the United States (“OCC”) require Webster and its banking subsidiary to maintain certain minimum ratios, as set forth below. At June 30, 2005, Webster and Webster Bank, were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with the applicable capital requirements.
The following table provides information on the capital ratios.

	Actual		Capital Requirements		Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At June 30, 2005
Webster Financial Corporation
Total capital (to risk-weighted assets)	$1,475,621	11.4%	$1,038,963	8.0%	$1,298,704	10.0%
Tier 1 capital (to risk-weighted assets)	1,117,903	8.6	519,482	4.0	779,222	6.0
Tier 1 leverage capital ratio (to average assets)	1,117,903	6.7	666,072	4.0	832,591	5.0
Webster Bank, N.A.
Total capital (to risk-weighted assets)	$1,538,726	12.0%	$1,023,136	8.0%	$1,278,920	10.0%
Tier 1 capital (to risk-weighted assets)	1,183,904	9.3	511,568	4.0	767,352	6.0
Tier 1 leverage capital ratio (to average assets)	1,183,904	7.2	658,803	4.0	823,504	5.0
At December 31, 2004
Webster Financial Corporation
Total capital (to risk-weighted assets)	$1,410,329	11.2%	$1,010,628	8.0%	$1,263,286	10.0%
Tier 1 capital (to risk-weighted assets)	1,055,636	8.4	505,314	4.0	757,971	6.0
Tier 1 leverage capital ratio (to average assets)	1,055,636	6.4	663,853	4.0	829,817	5.0
Webster Bank, N.A.
Total capital (to risk-weighted assets)	$1,451,810	11.6%	$997,393	8.0%	$1,246,741	10.0%
Tier 1 capital (to risk-weighted assets)	1,101,698	8.8	498,696	4.0	748,045	6.0
Tier 1 leverage capital ratio (to average assets)	1,101,698	6.7	657,714	4.0	822,143	5.0
Accumulated other comprehensive loss is comprised of the following components.

	June 30,	December 31,
(In thousands)	2005	2004

Unrealized loss on available for sale securities (net of tax)	$(9,024)	(2,461)
Unrealized loss upon transfer of available for sale securities to held to maturity (net of tax)	(2,963)	(3,438)
Deferred gain on hedge	1,274	1,358

Total	$(10,713)	(4,541)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 14: Business Segments
Webster has three operating segments for purposes of reporting business line results. These segments include Retail Banking, Commercial Banking and Wealth and Investment Advisors. The balance of the activity is reflected in Corporate. The methodologies and organizational hierarchies that define the business segments are periodically reviewed and revised. The second quarter and first six months of 2004 have been restated, to reflect changes in the methodologies adopted and reflected in the results for the second quarter and first six months of 2005. The following table presents the statement of income and total assets for Webster’s reportable segments.
Three months ended June 30, 2005

			Wealth and
	Retail	Commercial	Investment		Consolidated
(In thousands)	Banking	Banking	Advisors	Corporate	Total

Net interest income	$96,266	30,847	1,220	1,502	129,835
Provision for loan losses	3,226	5,162	81	(6,469)	2,000

Net interest income after provision	93,040	25,685	1,139	7,971	127,835
Noninterest income	35,892	6,635	6,090	5,031	53,648
Noninterest expense	74,602	13,975	7,893	17,035	113,505

Income (loss) before income taxes	54,330	18,345	(664)	(4,033)	67,978
Income tax expense (benefit)	17,359	5,862	(212)	(1,289)	21,720

Net income (loss)	$36,971	12,483	(452)	(2,744)	46,258

Total assets at period end	$8,954,223	3,668,000	152,765	4,697,209	17,472,197
Three months ended June 30, 2004

			Wealth and
	Retail	Commercial	Investment		Consolidated
(In thousands)	Banking	Banking	Advisors	Corporate	Total

Net interest income	$83,982	27,504	1,151	830	113,467
Provision for loan losses	2,929	4,769	86	(2,784)	5,000

Net interest income after provision	81,053	22,735	1,065	3,614	108,467
Noninterest income	35,909	6,204	5,982	8,983	57,078
Noninterest expense	66,787	13,050	7,328	10,014	97,179

Income (loss) before income taxes	50,175	15,889	(281)	2,583	68,366
Income tax expense (benefit)	16,530	5,235	(93)	851	22,523

Net income (loss)	$33,645	10,654	(188)	1,732	45,843

Total assets at period end	$8,703,450	3,296,522	128,146	4,897,752	17,025,870
Six months ended June 30, 2005

			Wealth and
	Retail	Commercial	Investment		Consolidated
(In thousands)	Banking	Banking	Advisors	Corporate	Total

Net interest income	$192,142	60,255	2,289	3,381	258,067
Provision for loan losses	6,400	10,423	162	(11,485)	5,500

Net interest income after provision	185,742	49,832	2,127	14,866	252,567
Noninterest income	70,463	13,290	11,639	11,284	106,676
Noninterest expense	144,703	27,008	15,218	34,350	221,279

Income (loss) before income taxes	111,502	36,114	(1,452)	(8,200)	137,964
Income tax expense (benefit)	35,731	11,573	(465)	(2,628)	44,211

Net income (loss)	$75,771	24,541	(987)	(5,572)	93,753

Total assets at period end	$8,954,223	3,668,000	152,765	4,697,209	17,472,197

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Six months ended June 30, 2004

			Wealth and
	Retail	Commercial	Investment		Consolidated
(In thousands)	Banking	Banking	Advisors	Corporate	Total

Net interest income	$160,433	53,691	2,230	2,919	219,273
Provision for loan losses	5,169	9,152	157	(4,478)	10,000

Net interest income after provision	155,264	44,539	2,073	7,397	209,273
Noninterest income	66,659	16,303	11,164	17,675	111,801
Noninterest expense	123,258	31,487	13,623	20,952	189,320

Income (loss) before income taxes	98,665	29,355	(386)	4,120	131,754
Income tax expense (benefit)	32,641	9,712	(128)	1,363	43,588

Net income (loss)	$66,024	19,643	(258)	2,757	88,166

Total assets at period end	$8,703,450	3,296,522	128,146	4,897,752	17,025,870
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
The Commercial Banking segment includes middle market, specialized, equipment financing, asset-based and commercial real estate lending, deposit and cash management activities. During 2004, the segment also included financial advisory services. The results for the first six months of 2005 reflect the growth in equipment financing, middle market and commercial real estate loans, which was a primary reason for the 12% increase in net interest income from the 2004 period. Noninterest income and expense declined due to the sale of Duff & Phelps in March 2004.
Wealth and Investment Advisors (“WIA”) includes Webster Financial Advisors, Webster Investment Services and Fleming, Perry and Cox, which combine to provide comprehensive wealth management services for individuals and institutions. Its primary sources of revenue are fees from trust management activities and investment product sales.
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

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 15: Derivative Financial Instruments
At June 30, 2005, Webster had outstanding interest rate swaps with a notional amount of $703 million. These swaps are hedging FHLB advances, repurchase agreements, senior notes and subordinated debt and qualify for fair value hedge accounting using the short cut method under SFAS No. 133. The swaps are used to transform these liabilities from fixed to floating rate. Of the total, $50 million of the interest rate swaps mature in 2006, $200 million in 2007, $103 million in 2008, $200 million in 2013 and $150 million in 2014 and an equivalent amount of the hedged liabilities mature on these dates.
Additionally, Webster Bank had outstanding $200 million of swaptions, which give it the right, but not the obligation, to enter into $200 million of interest rate swaps, paying 6.15% fixed and receiving one month LIBOR. These swaptions are carried at fair value and mature in 2007. Changes in fair value are reflected in noninterest income.
Webster Bank transacts certain derivative products with its customer base. These customer derivatives are generally offset with matching derivatives with other counterparties. Exposure with respect to these derivatives is largely limited to nonperformance by either of the parties in the transaction – the customer or the other counterparty. The notional amount of customer derivatives and the offsetting counterparty derivatives each totaled $219.4 million at June 30, 2005. The customer derivatives and the offsetting matching derivatives are marked to market and any changes in fair value are reflected in noninterest income.
Certain derivative instruments, primarily forward sales of mortgage-backed securities (“MBSs”), are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage loan commitments (“rate locks”) and mortgage loans held for sale. Prior to the closing and funds disbursement on a single-family residential mortgage loan, an interest-rate locked commitment is generally extended to the borrower. During such time, Webster Bank is subject to risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, which obligate the Company to deliver whole mortgage loans to various investors or issue MBSs, are established. At June 30, 2005, outstanding rate locks totaled approximately $299.2 million and the residential mortgage held for sale portfolio totaled $241.3 million. Forward sales, which include mandatory forward commitments of approximately $285.4 million and best efforts forward commitments of approximately $160.2 million at June 30, 2005, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. Webster Bank will still have certain execution risk, that is, risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell.
The rate locks are recorded at fair value, with changes in fair value recorded in current period earnings. The changes in the fair value of forward sales commitments are also recorded to current period earnings. Loans held for sale are carried at the lower of aggregate cost or fair value. The changes in the fair value of forward sales commitments will be adjusted monthly based upon market interest rates.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 16: Pension and Other Benefits
The following table provides information regarding net benefit costs for the periods shown:

(In thousands)	Pension Benefits		Other Benefits
Three months ended June 30,	2005	2004	2005	2004

Service cost	$1,941	2,074	—	—
Interest cost	1,285	1,187	75	75
Expected return on plan assets	(1,741)	(1,235)	—	—
Transition obligation	(3)	(2)	—	—
Amortization of prior service cost	45	72	16	16
Amortization of the net loss	300	257	9	9

Net periodic benefit cost	$1,827	2,353	100	100

	Pension Benefits		Other Benefits
Six months ended June 30,	2005	2004	2005	2004

Service cost	$3,985	4,452	—	—
Interest cost	2,755	2,380	150	150
Expected return on plan assets	(3,190)	(2,482)	—	—
Transition obligation	(5)	(5)	—	—
Amortization of prior service cost	89	150	32	32
Amortization of the net loss	756	510	18	20

Net periodic benefit cost	$4,390	5,005	200	202

Webster plans to contribute at least an amount equal to the greater of the contribution required to meet the minimum funding standards under Internal Revenue Code Section 412 or the amount necessary to avoid an additional minimum liability as defined in SFAS No. 87 and No. 132. Additional contributions will be made as deemed appropriate by management in conjunction with the plan’s actuaries. In May 2005, a contribution of $10.0 million was made to the pension fund.
NOTE 17: Recent Accounting Pronouncements
In April 2005, the Securities and Exchange Commission (“SEC”) issued rules that amend the compliance dates for Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. Under SFAS No. 123R, calendar year companies that are not small business issuers were required to adopt this standard in the third quarter of 2005. However, the new SEC rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of next reporting period, that begins after June 15, 2005. For companies with a calendar year end, the new compliance date is January 1, 2006. As Webster has already adopted the provisions of SFAS No. 123, the delayed compliance date and adoption of SFAS No. 123R will not have an impact on its consolidated financial statements.
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which changes the requirements for accounting for and reporting a voluntary change in accounting principle. SFAS No. 154 requires retrospective application of such changes to prior periods’ financial statements unless it is impractical to do so. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This report contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from management expectations, projections and estimates. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of Webster’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting Webster’s operations, markets, products, services and prices. Some of these and other factors are discussed in Webster’s annual and quarterly reports previously filed with the Securities and Exchange Commission (“SEC”). Such developments could have an adverse impact on Webster’s financial position and results of operations. Except as required by law, Webster does not undertake to update any such forward looking statements.
Description of Business
Webster Financial Corporation (“Webster” or the “Company”), a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Delaware in 1986. Webster, on a consolidated basis at June 30, 2005, had assets of $17.5 billion and shareholders’ equity of $1.6 billion. Webster’s principal assets are all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”) and Webster Insurance, Inc. (“Webster Insurance”). Webster, through its various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout southern New England and eastern New York State, and equipment financing, asset-based lending, mortgage origination and insurance premium financing throughout the United States. Webster Bank provides commercial banking, retail banking, health savings accounts (“HSA”), consumer financing, mortgage banking, trust and investment services through 154 banking offices, 291 ATMs and its Internet website (www.websteronline.com). For 2004, Webster’s voluntary turnover rate was 17%. In 2004, Webster Bank converted from a federal savings bank to national bank charter, regulated by the Office of the Comptroller of the Currency. Webster’s common stock is traded on the New York Stock Exchange under the symbol of “WBS”. Webster’s financial reports can be accessed through its website within 24 hours of filing with the SEC.
Critical Accounting Policies
The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the 2004 Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan losses, valuation of goodwill/other intangible assets and analysis for impairment, deferred income taxes and pension and other post retirement benefits as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis and the Management’s Discussion and Analysis included in the 2004 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Summary
Webster reported net income of $46.3 million in the second quarter of 2005, compared to $45.8 million in the year-ago period, an increase of 0.9%. Net income per diluted share was $0.85 in the second quarter compared to $0.91 in the year-ago period.
For the six months ended June 30, 2005, net income was $93.8 million compared to $88.2 million in the year-ago period, an increase of 6.3%. Net income per diluted share was $1.73 compared to $1.81 in the year-ago period.
The year over year comparison is impacted significantly by securities gains, the provision for loan losses and the effect of acquisitions. Net income per share included $1.5 million, or $0.02 per diluted share, from gains on sale of securities in the first six months of 2005 while the year ago period included $11.1 million, or $0.15, of gains. Diluted shares outstanding in the first half of 2005 included 6.7 million shares issued in the FIRSTFED acquisition. The provision for loan losses totaled $5.5 million for the first six months of 2005, a decline from $10.0 million the prior year period.
The increase in net income for the current year was driven by 10% growth in total revenues partially offset by higher operating expenses. The increase in total revenue, consisting of net interest income and total noninterest income, was primarily due to a $38.8 million, or 18%, increase in net interest income. Total noninterest expenses for the current year reflects the impact of acquisitions, conversion and infrastructure costs and continued investments to support Webster’s strategic growth objectives.
Selected financial highlights are presented in the table below.

	At or for the		At or for the
	three months ended June 30,		six months ended June 30,
(In thousands, except per share data)	2005	2004	2005	2004

Earnings
Net interest income	$129,835	113,467	$258,067	219,273
Total noninterest income	53,648	57,078	106,676	111,801
Total noninterest expense	113,505	97,179	221,279	189,320
Net income	46,258	45,843	93,753	88,166

Net income per diluted common share	$0.85	0.91	$1.73	1.81
Dividends declared per common share	0.25	0.23	0.48	0.44
Book value per common share	29.94	27.37	29.94	27.37
Tangible book value per common share	17.18	15.02	17.18	15.02

Diluted shares (average)	54,278	50,475	54,244	48,767

Selected Ratios
Return on average assets	1.07%	1.12	1.09%	1.14
Return on average shareholders’ equity	11.57	13.86	11.85	14.06
Net interest margin	3.32	3.02	3.32	3.05
Efficiency ratio (a)	61.86	56.98	60.67	57.18
Tangible capital ratio	5.38	4.71	5.38	4.71

(a)	Noninterest expense as a percentage of net interest income plus noninterest income

Net Interest Income
Net interest income was $129.8 million in the second quarter and $258.1 million for the first six months, compared to $113.5 million and $219.3 million for the same period a year ago and increase of $16.3 million, or 14.4%, for three months and $38.8 million, or 17.7%, for six months. The increases over the prior year reflects double-digit growth in the loan portfolio and a higher net interest margin.
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

	Three months ended June 30			Six months ended June 30,
	2005 v. 2004			2005 v. 2004
	Increase (decrease) due to			Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total

Interest on interest-earning assets:
Loans	$20,932	16,952	37,884	$30,116	47,964	78,080
Loans held for sale	(74)	899	825	(39)	2,526	2,487
Securities and short-term investments	5,570	(7,113)	(1,543)	(2,805)	(1,134)	(3,939)

Total interest income	26,428	10,738	37,166	27,272	49,356	76,628

Interest on interest-bearing liabilities:
Deposits	9,001	5,926	14,927	11,656	13,309	24,965
Borrowings	12,157	(7,222)	4,935	19,908	(9,288)	10,620

Total interest expense	21,158	(1,296)	19,862	31,564	4,021	35,585

Net change in fully taxable-equivalent net interest income	$5,270	12,034	17,304	$(4,292)	45,335	41,043

Webster’s net interest margin for the quarter (annualized tax-equivalent net interest income as a percentage of average earning assets) improved 30 basis points to 3.32% from 3.02% in the year-ago period. The increase reflects the benefit of the balance sheet deleveraging program in the fourth quarter of 2004 and the impact of a larger increase in the yield on earning assets compared to the increase in the cost of rate bearing liabilities. The deleveraging program involved the sale of $750 million of investment securities with the proceeds used to prepay approximately $500 million of FHLB advances and $250 million of overnight borrowing.
Interest Income
Total interest income on a fully tax-equivalent basis for the second quarter increased $37.2 million, or 20.9%, from the same period in the prior year and increased $76.6 million, or 22.4%, for the first six months of 2005 as compared to a year earlier. Higher volumes of earning assets for the six month period accounted for approximately two-thirds of the interest income increase. This increase is primarily due to growth in the loan portfolio, principally a result of the FIRSTFED acquisition. Total loans for the second quarter were $11.7 billion at June 30, 2005, an increase of 12.3% over the $10.4 billion a year ago. The yield on earning assets for the second quarter increased by 72 basis points from the prior year’s second quarter primarily due to the higher interest rate environment than in the year ago second quarter. For the first six months, the yield on earning assets increased 58 basis points from the prior year six months period. The loan portfolio accounted for the majority of the increase, as its yield increased 57 basis points and its contribution to total earning assets increased to 74.3% from 68.4% a year earlier.
Interest Expense
Total interest expense for the second quarter of 2005 increased $19.9 million, or 31.6%, from the prior year. The higher interest rate environment caused the cost of interest bearing liabilities to increase 42 basis points compared to the year ago period, and accounted for the entire increase in interest expense. Deposit growth in excess of loans and the deleveraging program reduced the reliance on higher cost borrowings. The six month period interest expense was $157.0 million, an increase of $35.6 million from the prior year period.
The following table shows the major categories of average assets and liabilities together with their respective interest income or expense and the rates earned or paid by Webster.

	Three months ended June 30,
	2005			2004
			Fully Tax-				Fully Tax-
	Average		Equivalent	Average			Equivalent
(In thousands)	Balance	Interest (a)	Yield/Rate	Balance		Interest (a)	Yield Rate

Assets
Interest-earning assets:
Loans	$11,727,278	166,968	5.68%	$10,440,916		129,084	4.93%
Securities	3,851,741	44,687	4.62 (b)	4,485,738	(a)	46,277	4.11 (b)
Loans held for sale	242,351	2,964	4.89	169,092		2,139	5.06
Short-term investments	13,260	131	3.91	29,891	(a)	84	1.11

Total interest-earning assets	15,834,630	214,750	5.40	15,125,637		177,584	4.68

Noninterest-earning assets	1,493,233			1,219,002

Total assets	$17,327,863			$16,344,639

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$1,451,236	—	—%	$1,205,224		—	—%
Savings, NOW & money market deposits	5,749,931	16,181	1.13	5,282,018		11,456	0.87
Time deposits	4,078,793	27,918	2.75	3,056,167		17,716	2.33

Total interest-bearing deposits	11,279,960	44,099	1.57	9,543,409		29,172	1.23

Federal Home Loan Bank advances	2,210,809	18,160	3.25	2,827,253		19,905	2.79
Fed funds and repurchase agreements	1,449,355	9,872	2.69	1,860,747		4,888	1.04
Other long-term debt	674,178	10,649	6.32	671,223		8,953	5.34

Total borrowings	4,334,342	38,681	3.54	5,359,223		33,746	2.50

Total interest-bearing liabilities	15,614,302	82,780	2.11	14,902,632		62,918	1.69

Noninterest-bearing liabilities	104,104			109,360

Total liabilities	15,718,406			15,011,992

Preferred stock of subsidiary corporation	9,577			9,577

Shareholders’ equity	1,599,880			1,323,070

Total liabilities and shareholders’ equity	$17,327,863			$16,344,639

Fully tax-equivalent net interest income		131,970				114,666
Less: tax equivalent adjustments		(2,135)				(1,199)

Net interest income		129,835				113,467

Interest-rate spread			3.29%				2.99%

Net interest margin			3.32%				3.02%

(a)	On a fully tax-equivalent basis.

(b)	For purposes of this computation, unrealized losses of $15.7 million and $21.1 million for 2005 and 2004, respectively, are excluded from the average balance for rate calculations.

	Six months ended June 30,
	2005			2004
			Fully Tax-			Fully Tax-
	Average		Equivalent	Average		Equivalent
(In thousands)	Balance	Interest (a)	Yield/Rate	Balance	Interest (a)	Yield

Assets
Interest-earning assets:
Loans	$11,706,386	325,755	5.56%	$9,904,542	247,675	4.99%
Securities	3,801,582	87,376	4.58 (b)	4,408,620	91,438	4.16 (b)
Loans held for sale	228,230	5,696	4.99	127,184	3,209	5.05
Short-term investments	20,020	273	2.71	32,825	150	0.90

Total interest-earning assets	15,756,218	419,100	5.31	14,473,171	342,472	4.73

Noninterest-earning assets	1,447,520			1,054,197

Total assets	$17,203,738			$15,527,368

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$1,398,593	—	—%	$1,132,037	—	—%
Savings, NOW & money market deposits	5,677,509	29,140	1.04	4,910,528	20,440	0.84
Time deposits	3,886,783	50,827	2.64	2,922,958	34,562	2.38

Total interest-bearing deposits	10,962,885	79,967	1.47	8,965,523	55,002	1.23

Federal Home Loan Bank advances	2,308,437	36,747	3.17	2,628,041	38,909	2.93
Fed funds and repurchase agreements	1,553,899	19,415	2.49	1,977,133	10,319	1.03
Other long-term debt	677,630	20,837	6.15	601,991	17,151	5.70

Total borrowings	4,539,966	76,999	3.38	5,207,165	66,379	2.53

Total interest-bearing liabilities	15,502,851	156,966	2.03	14,172,688	121,381	1.71

Noninterest-bearing liabilities	108,370			90,883

Total liabilities	15,611,221			14,263,571

Preferred stock of subsidiary corporation	9,577			9,577

Shareholders’ equity	1,582,940			1,254,220

Total liabilities and shareholders’ equity	$17,203,738			$15,527,368

Fully tax-equivalent net interest income		262,134			221,091
Less: tax equivalent adjustments		(4,067)			(1,818)

Net interest income		258,067			219,273

Interest-rate spread			3.28%			3.02%

Net interest margin			3.32%			3.05%

(a)	On a fully tax-equivalent basis.

(b)	For purposes of this computation, unrealized (losses) gains of $(15.7) million and $14.3 million for 2005 and 2004, respectively, are excluded from the average balance for rate calculations.

Provision for Loan Losses
Management performs a quarterly review of the loan portfolio and based on this review determines the level of provision necessary to maintain an adequate loan loss allowance. Several factors influence the amount of the provision, primarily growth and mix in the loan portfolio, net charge-offs, the risk of loss on nonperforming and classified loans and the level of economic activity. The provision for loan losses was $2.0 million for the quarter and $5.5 million for the first six months, compared to $5.0 million and $10.0 million for the same periods a year ago. The reduction in the provision was primarily the result of improved asset quality and the reduced level of net charge-offs. Net charge-offs (recoveries) in the second quarter and first six months of 2005 were $(303,000), and $790,000 compared to $2.2 million and $5.2 million for the same periods a year earlier. The annualized net charge-off (recovery) ratio for the current quarter was (0.01)% of average total loans, down from 0.08% a year earlier, an indication of improved asset quality.
At June 30, 2005 and December 31, 2004, the allowance for loan losses totaled $154.8 million and $150.1 million, or 1.31% and 1.28% of total loans, and represented 369% and 416% of nonperforming loans, respectively.
For further information see the “Loan Portfolio Review and Allowance for Loan Loss Methodology”, included in the “Financial Condition – Asset Quality” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 30 through 32 of this report.
Noninterest Income
Total noninterest income of $53.6 million for the three months and $106.7 million for six months ended June 30, 2005 declined $3.4 million, or 6.0%, and $5.1 million, or 4.6%, from the same periods a year ago. This decline is the result of lower security gains, which were $0.7 million and $1.5 million for the 2005 periods compared with $5.6 million and $11.1 million for the same periods a year ago and the loss of Duff & Phelps revenue, which totaled $3.8 million for the first six months of 2004. Adjusted for these items, noninterest income increased $1.5 million, or 3.0%, for the quarter and $8.3 million, or 8.6%, for the first six months from the same periods a year ago.
Revenues from deposit service fees, loan and loan servicing and other fee income grew 17.5% for the quarter and 15.3% for the first six months compared to a year ago. Contributing to this increase was higher deposit service fees resulting primarily from the growth in the number of accounts and the acquisitions of FIRSTFED, First City and EWBI. Loan fees rose as a result of increased origination volumes and higher prepayment fees. Loan servicing income increased primarily as a result of increased volumes of mortgage loans serviced, acquired through the FIRSTFED acquisition.
Noninterest Expenses
Total noninterest expenses for the three and six months ended June 30, 2005 were $113.5 million, and $221.3 million compared with $97.2 million and $189.3 million recorded in the same periods a year ago, increases of $16.3 million for the quarter and $32.0 million for the first six months. The increases are the result of additional expenses relating to the acquisitions of FIRSTFED, First City and HSA of $9.2 million and $23.4 million for the quarter and first six months, respectively. Additional expense for the first six months included $1.7 million from additional investment in de novo branch expansion, $4.6 million of expenses related to the core systems conversion and the balance represents continued investment in personnel and technology to meet our strategic plan for growth.
Income Taxes
Income tax expense for the six months ended June 30, 2005 is higher than the prior year period primarily due to a higher level of income before taxes, partially offset by a lower effective tax rate. For the second quarter of 2005, a lower level of earnings before taxes and a lower effective rate resulted in a lower income tax expense. The effective tax rates for the three and six months ended June 30, 2005 were approximately 32.0% and 32.1%, respectively, compared to 32.9% and 33.1% in the year ago periods. The majority of the decline in the effective tax rate can be attributed to a higher level of tax-exempt income during the current period due to an increase in the municipal securities portfolio.

Financial Condition
Total assets were $17.5 billion at June 30, 2005 compared with $17.0 billion at December 31, 2004. Most of the increase occurred in loans, both held for sale and portfolio, and investment securities. Total deposits increased $1.0 billion, including approximately $187 million in health savings account deposits (“HSA”). The remaining growth in deposits was driven by continued growth from its de novo branches in Fairfield County, Connecticut and Westchester County, New York and a funding diversification strategy, which raised deposits through the issuance of institutional certificates of deposit and Eurodollar deposits.
Total equity was $1.6 billion at June 30, 2005, up $66.9 million from December 31, 2004. This net increase was primarily due to net income of $93.8 million that was partially offset by $25.8 million of dividend payments to common shareholders.
Securities Portfolio
Webster maintains an investment portfolio that is primarily structured to provide a source of liquidity for its operating needs, to generate interest income and provide a means to balance interest rate sensitivity. At June 30, 2005 the investment portfolio totaled $3.8 billion, or 22.0% of total assets, compared with $3.7 billion, or 21.9%, at December 31, 2004 and $4.1 billion, or 24.3%, at June 30 a year ago. The portfolio increase since December 31, 2004 is a result of purchases of $553.7 million during the year consisting mostly of available for sale securities, offset by sales and payments of $283.8 million and $8.8 million of unrealized losses on the available for sale portfolio. At both June 30, 2005 and December 31, 2004, the portfolio consisted primarily of mortgage-backed securities.
Loan Portfolio
At June 30, 2005, total loans were $11.8 billion, relatively unchanged from the total at December 31, 2004. Growth in commercial loans of $107.0 million during the quarter and $197.2 million for the first six months was partially offset by declines in the residential and commercial real estate portfolios.
Most of the commercial loan growth occurred in Middle Market where loans were up $84.9 million, asset-based loans grew by $64.6 million, equipment finance by $59.8 million and Business and Professional Banking by $17.2 million. Commercial Real Estate loans were flat at $1.7 billion as strong fourth quarter activity was partially offset by pay-offs and the sell-down of positions during the first six months of 2005. Residential mortgages declined by 1.8% or $85.0 million as we allowed the portfolio to decline in this period of rising rates. Consumer loans totaled $2.7 billion, up $33.6 million from December 31, 2004.
Commercial loans (including commercial real estate) represented 37.7% of the loan portfolio, up from 36.7% at year end, while residential mortgage loans declined to 39.7% from 40.8%. The remaining portion of the loan portfolio consisted of home equity and other consumer loans.
The following paragraphs highlight, by business segment, the lending activities in the various portfolios during the quarter. Refer to Webster’s 2004 Annual Report on Form 10-K, pages 4 and 5, for a more complete description of Webster’s lending activities and credit administration policies and procedures.

Commercial Lending
Middle Market
At June 30, 2005, Middle Market loans, including commercial and owner-occupied commercial real estate, totaled $1.1 billion compared to $1.0 billion at December 31, 2004 and $978.7 million at June 30, 2004. Originations for the second quarter and six months of 2005 totaled $171.7 million and $273.0 million as compared to $68.5 million and $115.7 million for the same periods in 2004.
Asset-Based Lending
Webster Business Credit Corporation (“WBCC”) is Webster’s asset-based lending subsidiary. At June 30, 2005, asset-based loans totaled $612.5 million compared to $547.9 million at year end and $565.3 million at June 30, 2004. In its direct originations, WBCC generally establishes depository relationships with the borrower through cash management accounts. At June 30, 2005 and December 31, 2004, the total of these deposits was $23.8 million and $39.6 million, respectively. During the second quarter and first six months of 2005, WBCC funded loans of $31.3 million and $102.6 million, with new commitments of $69.9 million and $188.9 million, compared to funding of $34.6 million and $71.6 million, with new commitments of $105.4 million and $226.5 million, for the same periods in 2004.
Business and Professional Banking
The Business and Professional Banking Division administered a CT/NY portfolio of approximately $465.2 million at June 30, 2005, a 6.0% increase from $438.8 million at December 31, 2004. At June 30, 2005, the aggregate portfolio totaled $715.4 million, a 3.8% increase from $689.2 million at December 31, 2004. Included in the portfolio is $360.7 million of loans secured by commercial real estate. Originations for the second quarter and first six months of 2005 totaled $75.7 million and $150.4 million compared to $54.0 million and $108.2 million in the same periods in 2004. Webster Bank is a leader among Connecticut-based banks for providing loans of $1 million and under to small businesses in the state. At June 30, 2005, small business deposit balances totaled $1.3 billion, compared to $1.2 billion at December 31, 2004.
Equipment Financing
Center Capital Corporation (“Center Capital”), a nationwide equipment financing company, had a portfolio which totaled $687.5 million at June 30, 2005, compared to $627.7 million at December 31, 2004 and $551.6 million at June 30, 2004. Center Capital originated $107.5 million and $185.8 million during the second quarter and first six months of 2005, respectively, compared to $79.8 million and $146.2 million during the same periods a year ago.
Insurance Premium Financing
Budget Installment Corp. (“BIC”) finances commercial property and casualty insurance premiums for businesses throughout the United States. BIC had total loans outstanding of $79.2 million at June 30, 2005 compared to $79.7 million at December 31, 2004, and $75.6 million a year ago. Loans originated in the second quarter and first six months of 2005 totaled $51.1 million and $102.1 million, respectively, compared to $52.8 million and $99.9 million for the same periods in 2004.
Commercial Real Estate Lending
At both June 30, 2005 and December 31, 2004, commercial real estate loans totaled $1.7 billion. Included in these loans are owner-occupied loans originated by the Middle Market and Business and Professional Banking divisions at June 30, 2005 of $676.3 million, $581.7 million at December 31, 2004 and $598.7 million a year ago. During the second quarter and first six months of 2005, originations totaled $91.4 million and $116.3 million, representing decreases of $43.3 million and $108.8 million from the same periods a year earlier.

Consumer Finance
Mortgage Banking and Residential Mortgage Loans
For the second quarter and six months ended June 30, 2005, originated residential mortgage loans totaled $665.1 million and $1.2 billion compared to $598.5 million and $1.0 billion for the same periods in 2004. During the second quarter of 2005, long-term interest rates fell and application activity increased, positively impacting the second quarter volume. A majority of this originated loan volume, including servicing, is sold in the secondary market. At June 30, 2005 and December 31, 2004, there were $245.2 million and $147.2 million, respectively, of residential mortgage loans held for sale in the secondary market. See Notes 5 and 6 of Notes to Consolidated Interim Financial Statements within this report for further information.
The residential mortgage loan portfolio totaled $4.7 billion and $4.8 billion at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005, approximately $1.1 billion, or 23.4%, of the total residential mortgage loan portfolio was adjustable rate loans. At June 30, 2005, approximately $3.6 billion, or 76.6% of the total residential mortgage loan portfolio, was fixed rate.
Consumer Loans
At June 30, 2005, consumer loans totaled $2.7 billion, an increase of $33.6 million, or 1.3%, compared to December 31, 2004. Originations during the second quarter and first six months of 2005 totaled $363.6 million and $547.5 million, compared to $301.7 million and $490.5 million for the same periods a year earlier.
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
The adequacy of the allowance is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Webster’s marketplace and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for loan losses is adequate at June 30, 2005, actual results in future periods may prove different and these differences could be significant. Management considers the adequacy of the allowance for loan losses to be a critical accounting policy.
See the Allowance for Loan Losses Methodology section within Management’s Discussion and Analysis on pages 28 through 30 of Webster’s 2004 Annual Report on Form 10-K for additional information.

Nonperforming Assets
The amount of nonperforming assets increased to $44.2 million, or 0.25% of total assets, at June 30, 2005 from $39.2 million, or 0.23% of total assets, at December 31, 2004, but was down from $47.7 million, or 0.28% of total assets, at June 30, 2004.
The following table details nonperforming assets:

	June 30,	December 31,	June 30,
(In thousands)	2005	2004	2004

Loans accounted for on a nonaccrual basis:
Commercial:
Commercial banking	$17,906	13,502	14,682
Equipment financing	3,466	3,383	5,021

Total commercial	21,372	16,885	19,703
Commercial real estate	11,654	8,431	13,757
Residential	6,690	7,796	8,599
Consumer	1,019	1,894	826

Total nonaccruing loans	40,735	35,006	42,885
Loans past due 90 days or more and accruing:
Commercial	1,167	1,122	1,213

Total nonperforming loans	41,902	36,128	44,098
Foreclosed properties	2,339	3,038	3,560

Total nonperforming assets	$44,241	39,166	47,658

Total nonperforming loans decreased $3.7 million during the second quarter and increased $5.8 million during the first six months. The decrease is due to repayments and the increase is primarily due to three credits, two of which are commercial real estate loans and the third a commercial loan. Management considers each of these loans well secured and does not expect to realize losses from their resolution.
The allowance for loan losses at June 30, 2005 was $154.8 million and represented 369% of nonperforming loans and 1.31% of total loans. This compares with an allowance of $150.1 million that represented 416% of nonperforming loans and 1.28% of total loans at December 31, 2004. The allowance was $146.5 million, or 332% of nonperforming loans and 1.30% of total loans, at June 30, 2004. For additional information on the allowance, see Note 7 of Notes to Consolidated Interim Financial Statements elsewhere in this report.
Other Past Due Loans
The following table sets forth information as to loans past due 30–89 days.

	June 30, 2005		December 31, 2004		June 30, 2004

	Principal	Percent of loans	Principal	Percent of loans	Principal	Percent of loans
(Dollars in thousands)	Balances	total	Balances	total	Balances	total

Past due 30–89 days:
Residential	$10,288	0.09%	$11,296	0.10%	$13,405	0.12%
Commercial	9,747	0.08	21,338	0.18	22,161	0.19
Commercial real estate	1,212	0.01	6,611	0.06	4,010	0.04
Consumer	5,479	0.05	3,777	0.03	3,004	0.03

Total	$26,726	0.23%	$43,022	0.37%	$42,580	0.38%

The overall decrease in loans past due 30-89 days of $16.3 million at June 30, 2005 from December 31, 2004 is primarily due to decreases of $11.6 million in commercial loans, $1.0 million in residential mortgage loans and $5.4 million in commercial real estate loans, partially offset by an increase of $1.7 million in consumer loans.

Deposits
Total deposits increased $1.0 billion, or 9.5% to $11.6 billion at June 30, 2005 from December 31, 2004 and $1.2 billion, or 11.6%, from June 30, 2004. The increases occurred in most categories of deposits. The growth since year end was a result of the acquisition and growth in health savings accounts, de novo branches and a funding diversification strategy, which raised deposits through the issuance of institutional certificates of deposit and Eurodollar deposits. The percentage of total deposits representing core deposits decreased to 63.3% at June 30, 2005, from 66.5% at December 31, 2004 and 68.3% at June 30 a year ago. This decline is due to the movement of core deposits into higher yielding certificates of deposit.
Borrowing and Other Debt Obligations
Total borrowed funds, including other long-term debt, decreased $552.3 million, or 11.8%, to $4.1 billion at June 30, 2005 from December 31, 2004. The decrease is primarily a result of deposit growth in excess of loan growth that was utilized to reduce our reliance on wholesale funding. See Notes 11 and 12 of Notes to Consolidated Interim Financial Statements for additional information.
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
The following table summarizes the estimated impact that gradual 100 and 200 basis point changes in interest rates over a twelve month period starting June 30, 2005 and December 31, 2004 might have on Webster’s net income for the subsequent twelve month period.

	-200 bp	-100 bp	+100 bp	+200 bp

June 30, 2005	-7.1%	-2.5%	+0.5%	0.0%
December 31, 2004	-9.7%	-3.3%	+0.4%	-0.1%
Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of the period yield curve constant over the twelve month forecast horizon. Webster is well within policy limits for all scenarios. The policy limit for the -200 basis point scenario was suspended until the first quarter of 2005 due to the low level of interest rates at that time. The reduction in risk to falling rates since the end of 2004 is due primarily to higher interest rates which have reduced mortgage prepayment risk in the securities and loan portfolios. We are also farther away from assumed deposit rate floors as rates have risen. The current interest rate scenario anticipates rates will rise gradually throughout 2005.

The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at June 30, 2005 and December 31, 2004 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

		Estimated	Estimated Economic Value
	Book	Economic	Change
(In thousands)	Value	Value	-100 BP	+100 BP
June 30, 2005
Assets	$17,472,197	16,850,298	224,469	(305,029)
Liabilities	15,861,241	15,193,373	272,166	(247,748)
Off-balance sheet contracts		(2,745)	29,561	(27,667)

Decrease in net economic value			(18,136)	(84,948)
Net change as % of base net economic value			(1.1)%	(5.1)%

December 31, 2004
Assets	$17,020,597	16,430,957	246,773	(341,144)
Liabilities	15,476,623	14,842,477	276,937	(248,603)
Off-balance sheet contracts		1,660	24,318	(22,979)

Decrease in net economic value			(5,846)	(115,520)
Net change as % of base net economic value			(0.4)%	(7.3)%
The book value of assets exceeded the estimated economic value at June 30, 2005 and December 31, 2004 because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $708.4 million and $694.2 million, respectively.
Changes in net economic value are primarily driven by changing durations of assets and liabilities and by changes in long- term rates. While short-term rates have risen about 100 basis points since year end, long-term rates have actually fallen by about 25 basis points. As noted in the table above, the estimated volatility in economic value of equity has increased modestly from year end for a 100 basis point fall in interest rates as the customers economic incentive to prepay mortgage assets increased slightly. The decrease in long-term rates had a slightly greater effect in the +100 basis point scenario due to the relatively greater slowdown in mortgage asset prepayments.
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
At June 30, 2005 and December 31, 2004, FHLB advances outstanding totaled $2.1 billion and $2.6 billion, respectively. Webster Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.1 billion and $651.6 million at June 30, 2005 and December 31, 2004 respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $800.3 million at June 30, 2005 or used to collateralize other borrowings, such as repurchase agreements.

The main sources of liquidity at the holding company are dividends from Webster Bank, investment income and net proceeds from capital offerings and borrowings. The main uses of liquidity are the payment of dividends to common stockholders, repurchases of common stock, purchases of investment securities and the payment of interest on borrowings and capital securities. There are certain regulatory restrictions on the payment of dividends by Webster Bank to the holding company. At June 30, 2005, $188.2 million of retained earnings were available for the payment of dividends to the holding company. Webster also maintains $75 million in available revolving lines of credit with correspondent banks.
On July 23, 2002, Webster announced a stock buyback program of 2.4 million shares, or approximately 5 percent of its 48.0 million shares of outstanding common stock as of the announcement date. Through June 30, 2005, Webster has repurchased 1,894,703 shares of its common stock under the buyback program, with 505,297 remaining shares to be repurchased. On July 22, 2003, a stock buyback program was announced consisting of 2.3 million shares. To date, no shares have been repurchased under this program.
Webster employees may vote their shares of Webster common stock held in the Company’s sponsored investment plans.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 33 through 34 under the caption “Asset/Liability Management and Market Risk”.
ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Webster or any of its subsidiaries is a party or of which any of their property is the subject.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser”, as defined by Section 240.10b-18(a)(3) of the Securities Exchange Act of 1934, of shares of Webster common stock.

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased under the Plans or
Period	Shares Purchased	Per Share	Programs	Programs

April 1-30, 2005	38,116	$44.10	22,900	2,805,297

May 1-31, 2005	—	—	—	2,805,297

June 1-30, 2005	—	—	—	2,805,297

Total	38,116	$44.10	22,900	2,805,297

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of shareholders was held on April 21, 2005.

(b)	The following individuals were re-elected as directors for a three-year term at the annual meeting: George T. Carpenter, John J. Crawford and C. Michael Jacobi. The other continuing directors are: Joel S. Becker, William T. Bromage, Robert A. Finkenzeller, Roger A. Gelfenbien, Laurence C. Morse, James C. Smith and Robert F. Stoico.

(c)	The following matters were voted upon and approved by Webster’s shareholders at the 2005 Annual Meeting of Shareholders on April 21, 2005: (i) election of three directors to serve for three-year terms (Proposal 1), (ii) amendment to the Webster 1992 Stock Option Plan (Proposal 2), and (iii) ratification of the appointment of KPMG LLP as the independent auditors for Webster for the fiscal year ending December 31, 2005 (Proposal 3).

The votes tabulated by an independent inspector of election, for the above-listed proposals were as follows:

Proposal 1

George T. Carpenter received 45,013,287 votes for election and 3,076,540 votes were withheld; John J. Crawford received 46,613,621 votes for election and 1,476,206 were withheld; and C. Michael Jacobi received 33,931,139 votes for election and 14,158,688 were withheld. There were no abstentions or broker non-votes for any of the nominees.

Proposal 2

Shareholders cast 45,335,215 votes for, 2,356,266 votes against and 400,256 abstentions.

Proposal 3

Shareholders cast 47,203,894 votes for, 787,929 votes against and 98,001 abstentions.

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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: August 8, 2005	By:	/s/ William J. Healy

William J. Healy Executive Vice President and Chief Financial Officer Principal Financial Officer