Form 10-Q
period 2005-09-30
WEBSTER FINANCIAL CORP
filed 2005-11-09
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005.
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
☑ Yes      No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☑ Yes      No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      No ☑
The number of shares of common stock outstanding as of October 31, 2005 was 53,677,412.

ITEM 1. INTERIM FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2005	2004

Assets:
Cash and due from depository institutions	$269,859	248,825
Short-term investments	9,224	17,629
Securities (Note 4):
Trading, at fair value	1,901	—
Available for sale, at fair value	2,668,226	2,494,406
Held to maturity (fair value of $1,156,239 and $1,234,629)	1,161,507	1,229,613
Loans held for sale (Note 5)	247,365	147,211
Loans, net (Notes 6 and 7)	12,042,186	11,562,663
Accrued interest receivable	73,253	63,406
Goodwill (Note 8)	643,086	623,298
Cash surrender value of life insurance	235,467	228,120
Premises and equipment	179,463	149,069
Intangible assets (Note 8)	60,654	70,867
Deferred tax asset (Note 9)	70,752	70,988
Other assets	144,113	114,502

Total assets	$17,807,056	17,020,597

Liabilities and Shareholders’ Equity:
Deposits (Note 10)	$11,662,192	10,571,288
Federal Home Loan Bank advances (Note 11)	2,064,963	2,590,335
Securities sold under agreement to repurchase and other short-term borrowings (Note 12)	1,633,906	1,428,483
Other long-term debt	673,999	680,015
Accrued expenses and other liabilities	126,537	196,925

Total liabilities	16,161,597	15,467,046

Preferred stock of subsidiary corporation	9,577	9,577

Commitments and contingencies (Notes 5 and 6)

Shareholders’ equity (Note 13):
Common stock, $.01 par value; Authorized — 200,000,000 shares at September 30, 2005 and December 31, 2004
Issued — 53,949,929 shares at September 30, 2005 and 53,639,467 shares at December 31, 2004	540	536
Paid-in capital	618,198	605,696
Retained earnings	1,043,905	942,830
Less: Treasury stock, at cost; 140,603 shares at September 30, 2005 and 11,000 shares at December 31, 2004	(6,503)	(547)
Accumulated other comprehensive loss	(20,258)	(4,541)

Total shareholders’ equity	1,635,882	1,543,974

Total liabilities and shareholders’ equity	$17,807,056	17,020,597

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004

Interest Income:
Loans	$175,680	145,456	$501,434	393,131
Securities and short-term investments	43,775	45,541	127,358	135,311
Loans held for sale	3,686	1,755	9,382	4,964

Total interest income	223,141	192,752	638,174	533,406

Interest Expense:
Deposits (Note 10)	51,338	32,611	131,305	87,613
Federal Home Loan Bank advances and other borrowings	30,993	29,292	87,155	78,520
Other long-term debt	11,198	9,561	32,035	26,712

Total interest expense	93,529	71,464	250,495	192,845

Net interest income	129,612	121,288	387,679	340,561
Provision for loan losses (Note 7)	2,000	4,000	7,500	14,000

Net interest income after provision for loan losses	127,612	117,288	380,179	326,561

Noninterest Income:
Deposit service fees	22,182	20,596	63,058	57,031
Insurance revenue	10,973	10,924	33,337	33,158
Loan fees	7,739	6,893	23,942	20,847
Wealth and investment services	5,554	6,044	16,977	17,009
Gain on sale of loans and loan servicing, net	3,703	4,467	9,251	10,813
Increase in cash surrender value of life insurance	2,341	2,421	6,881	6,552
Gain on sale of securities, net	1,141	5,843	2,607	16,959
Financial advisory services	—	—	—	3,808
Other income	2,347	1,912	6,603	4,724

Total noninterest income	55,980	59,100	162,656	170,901

Noninterest Expenses:
Compensation and benefits	60,808	55,406	176,564	162,192
Occupancy	10,482	9,144	32,151	25,911
Furniture and equipment	13,009	10,103	35,418	26,737
Intangible assets amortization (Note 8)	5,001	4,827	14,912	13,501
Professional services	3,626	4,294	11,368	10,131
Marketing	3,339	4,233	10,286	10,847
Conversion and infrastructure costs	2,217	200	6,857	200
Other expenses	16,450	15,562	48,655	43,570

Total noninterest expenses	114,932	103,769	336,211	293,089

Income before income taxes	68,660	72,619	206,624	204,373
Income taxes	22,058	23,258	66,269	66,846

Net Income	$46,602	49,361	$140,355	137,527

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited), continued

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net income	$46,602	49,361	$140,355	137,527

Basic earnings per share	$0.87	0.93	$2.62	2.77
Diluted earnings per share	0.86	0.92	2.59	2.73
Dividends paid per common share	0.25	0.23	0.73	0.67

Average shares outstanding:
Basic	53,648	52,938	53,612	49,606
Diluted	54,310	53,767	54,269	50,448
See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended September 30,
(In thousands)	2005	2004

Net Income	$46,602	49,361
Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on securities available for sale arising during the period (net of income tax (benefit) expense of $(4,974) and 14,672 for 2005 and 2004, respectively)	(9,199)	27,249
Reclassification adjustment for net security gains included in net income (net of income tax expense of $288 and $2,042 for 2005 and 2004, respectively)	(535)	(3,791)
Reclassification adjustment for amortization of cash flow hedge gain included in net income	(43)	(42)
Reclassification adjustment for amortization of unrealized loss (gain) upon transfer of securities to held to maturity (net of income tax)	232	(86)

Total other comprehensive (loss) income	(9,545)	23,330

Comprehensive income	$37,057	72,691

	Nine months ended September 30,
(In thousands)	2005	2004

Net Income	$140,355	137,527
Other comprehensive loss, net of tax:
Unrealized net holding loss on securities available for sale arising during the period (net of income tax benefit of $8,002 and $9,651 for 2005 and 2004, respectively)	(14,860)	(14,181)
Reclassification adjustment for net security gains included in net income (net of income tax expense of $773 and $6,057 for 2005 and 2004, respectively)	(1,437)	(11,249)
Reclassification adjustment for amortization of cash flow hedge gain included in net income	(127)	(126)
Reclassification adjustment for amortization of unrealized loss (gain) upon transfer of securities to held to maturity (net of income tax)	707	(222)

Total other comprehensive loss	(15,717)	(25,778)

Comprehensive income	$124,638	111,749

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

					Accumulated
					Other
	Common	Paid-in	Retained	Treasury	Comprehensive
(In thousands, except per share data)	Stock	Capital	Earnings	Stock	Income (loss)	Total

Nine months ended September 30, 2004:
Balance, December 31, 2003	$495	412,020	833,357	(112,713)	19,736	1,152,895
Net income for the nine months ended September 30, 2004	—	—	137,527	—	—	137,527
Dividends paid:
$.67 per common share	—	—	(32,126)	—	—	(32,126)
Exercise of stock options	2	3,873	—	6,452	—	10,327
Common stock repurchased	—	—	—	(2,438)	—	(2,438)
Common stock issued in acquisition	36	164,110	1	108,650	—	272,797
Stock-based compensation	—	4,706	—	49	—	4,755
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	(25,430)	(25,430)
Amortization of deferred hedging gain	—	—	—	—	(126)	(126)
Amortization of unrealized gain on securities transferred to held to maturity, net of taxes	—	—	—	—	(222)	(222)
Other	(1)	24	—	—	—	23

Balance, September 30, 2004	$532	584,733	938,759	—	(6,042)	1,517,982

Nine months ended September 30, 2005:
Balance, December 31, 2004	$536	605,696	942,830	(547)	(4,541)	1,543,974
Net income for the nine months ended September 30, 2005	—	—	140,355	—	—	140,355
Dividends paid:
$.73 per common share	—	—	(39,280)	—	—	(39,280)
Exercise of stock options	4	7,404	—	91	—	7,499
Common stock repurchased	—	—	—	(8,676)	—	(8,676)
Stock-based compensation	—	5,098	—	2,629	—	7,727
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	(16,297)	(16,297)
Amortization of deferred hedging gain	—	—	—	—	(127)	(127)
Amortization of unrealized loss on securities transferred to held to maturity, net of taxes	—	—	—	—	707	707

Balance, September 30, 2005	$540	618,198	1,043,905	(6,503)	(20,258)	1,635,882

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
(In thousands)	2005	2004

Operating Activities:
Net income	$140,355	137,527
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	7,500	14,000
Depreciation and amortization	23,089	20,003
Amortization of intangible assets	14,912	13,501
Stock-based compensation	7,727	4,755
Net gain on sale of foreclosed properties	(85)	(298)
Net gain on sale of securities	(2,210)	(17,306)
Net gain on sale of loans and loan servicing	(9,251)	(10,813)
Increase in cash surrender value of life insurance	(6,881)	(6,552)
Net (gain) loss on trading securities	(397)	347
Increase in trading securities	(1,504)	(2,427)
Loans originated for sale	(1,365,670)	(927,044)
Proceeds from sale of loans originated for sale	1,274,767	995,907
Increase in interest receivable	(8,910)	(13,056)
Increase in prepaid expenses and other assets	(22,962)	(137,102)
Increase (decrease) in accrued expenses and other liabilities	(71,867)	7,733
Proceeds from surrender of life insurance contracts	792	—

Net cash (used) provided by operating activities	(20,595)	79,175

Investing Activities:
Purchases of available for sale securities	(788,703)	(1,888,932)
Purchases of held to maturity securities	(54,648)	(154,100)
Proceeds from maturities and principal payments of available for sale securities	358,655	751,524
Proceeds from maturities and principal payments of held to maturity securities	121,787	3,739
Proceeds from sales of available for sale securities	233,805	1,937,797
Proceeds from sale of held to maturity securities	743	—
Net decrease in short-term investments	116,881	19,206
Net increase in loans	(499,473)	(814,287)
Proceeds from sale of foreclosed properties	2,561	3,843
Net purchases of premises and equipment	(47,645)	(30,400)
Net cash received (paid) for acquisition and sale transactions	16,869	(162,767)

Net cash used by investing activities	(539,168)	(334,377)

Financing Activities:
Net increase in deposits	949,900	553,055
Proceeds from FHLB advances	30,686,000	62,116,771
Repayment of FHLB advances	(31,204,008)	(62,353,864)
Net increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	199,362	(161,308)
Other long-term debt issued	—	150,000
Repayment of other long-term debt	(10,000)	—
Cash dividends to common shareholders	(39,280)	(32,126)
Exercise of stock options	7,499	10,327
Common stock repurchased	(8,676)	(2,438)

Net cash provided by financing activities	580,797	280,417

Increase in cash and cash equivalents	21,034	25,215
Cash and cash equivalents at beginning of period	248,825	209,234

Cash and cash equivalents at end of period	$269,859	234,449

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued

	Nine months ended September 30,
(In thousands)	2005	2004

Supplemental Disclosures:
Income taxes paid	$65,813	35,546
Interest paid	243,528	188,077

Supplemental Schedule of Noncash Investing and Financing Activities:
Transfer of loans to foreclosed properties	$1,075	1,274

Purchase Transactions:
Fair value of noncash assets acquired	$235,693	2,639,353
Fair value of liabilities assumed	210,786	2,568,359
Fair value of common stock issued	—	272,797

Sale Transactions:
Fair value of noncash assets sold	$105,656	4,562
Fair value of liabilities sold	56,237	983

See accompanying Notes to Consolidated Interim Financial Statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 1: Basis of Presentation and Principles of Consolidation
The Consolidated Interim Financial Statements include the accounts of Webster Financial Corporation (“Webster” or the “Company”) and its subsidiaries. The Consolidated Interim Financial Statements and Notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results which may be expected for the year as a whole.
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
NOTE 2: Stock-Based Compensation
At September 30, 2005 and 2004, Webster had a fixed stock-based compensation plan that covered employee and non-employee directors. Effective January 1, 2002, the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, were adopted on a prospective basis, for all stock options granted January 1, 2002 and thereafter. Prior to this date, the provisions of APB No. 25 and related interpretations were applied for option grant accounting. Therefore, the expense related to stock-based compensation for the quarter and nine months ended September 30, 2004 differs from the expense that would have been recognized if the fair value based method had been applied to all option grants since the original effective date of SFAS No. 123. Awards under the plan, in general, vest over periods ranging from 3 to 4 years. As of January 1, 2005, all stock options granted prior to the implementation of SFAS No. 123 are fully vested.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all stock option awards.

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net income, as reported	$46,602	49,361	$140,355	137,527
Add: Stock option compensation expense included in reported net income, net of related tax effects	1,066	966	3,346	2,365
Deduct: Total stock option compensation expense determined under fair value based method for all awards, net of related tax effects	(1,066)	(1,178)	(3,346)	(2,670)

Pro forma net income	$46,602	49,149	$140,355	137,222

Earnings per share:
Basic — as reported	$0.87	0.93	$2.62	2.77
— pro forma	0.87	0.93	2.62	2.77

Diluted — as reported	$0.86	0.92	$2.59	2.73
— pro forma	0.86	0.91	2.59	2.72

Webster also grants restricted stock to senior management and directors. The cost of restricted stock granted is also included in compensation and benefits expense and totaled $404,000 and $295,000, net of taxes, for the three months ended September 30, 2005 and 2004, respectively, and $1.1 million and $878,000, net of taxes for the nine months ended September 30, 2005 and 2004, respectively.
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

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 4: Securities
A summary of trading, available for sale and held to maturity securities follows:

	September 30, 2005				December 31, 2004
	Amortized	Unrealized		Estimated	Amortized	Unrealized		Estimated
(In thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Trading:
Municipal bonds and notes				$1,901				$—

Available for sale:
Municipal bonds and notes	$—	—	—	—	$390	—	—	390
Corporate bonds and notes	191,160	5,204	(1,896)	194,468	192,076	6,192	(1,895)	196,373
Equity securities (a)	245,641	6,410	(941)	251,110	262,776	9,893	(18)	272,651
Mortgage-backed securities	2,260,880	—	(38,232)	2,222,648	2,043,666	212	(18,886)	2,024,992

Total available for sale	$2,697,681	11,614	(41,069)	2,668,226	$2,498,908	16,297	(20,799)	2,494,406

Held to maturity:
Municipal bonds and notes	$385,856	8,225	(977)	393,104	$342,264	7,494	(550)	349,208
Mortgage-backed securities	775,651	—	(12,516)	763,135	887,349	196	(2,124)	885,421

Total held to maturity	$1,161,507	8,225	(13,493)	1,156,239	$1,229,613	7,690	(2,674)	1,234,629

(a)	As of September 30, 2005, the fair value of equity securities consisted of FHLB stock of $150.0 million, FRB stock of $37.9 million, common stock of $43.2 million and preferred stock of $20.0 million. The fair value of equity securities at December 31, 2004 consisted of FHLB stock of $190.0 million, FRB stock of $37.9 million and common stock of $44.8 million.
The following table depicts temporarily impaired investment securities as of September 30, 2005, segregated by length of time in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Available for sale:
Corporate bonds and notes	$30,891	(569)	15,075	(1,327)	45,966	(1,896)
Equity securities	8,062	(941)	—	—	8,062	(941)
Mortgage-backed securities	1,053,045	(12,632)	1,169,603	(25,600)	2,222,648	(38,232)

Total available for sale	$1,091,998	(14,142)	1,184,678	(26,927)	2,276,676	(41,069)

Held to maturity:
Municipal bonds and notes	$54,311	(692)	10,623	(285)	64,934	(977)
Mortgage-backed securities	763,135	(12,516)	—	—	763,135	(12,516)

Total held to maturity	$817,446	(13,208)	10,623	(285)	828,069	(13,493)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
The following table similarly identifies temporarily impaired investment securities as of December 31, 2004.

	Less Than Twelve Months		Twelve Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Available for sale:
Corporate bonds and notes	$32,319	(320)	15,321	(1,575)	47,640	(1,895)
Equity securities	409	(18)	—	—	409	(18)
Mortgage-backed securities	1,862,393	(18,886)	—	—	1,862,393	(18,886)

Total available for sale	$1,895,121	(19,224)	15,321	(1,575)	1,910,442	(20,799)

Held to maturity:
Municipal bonds and notes	$39,279	(550)	—	—	39,279	(550)
Mortgage-backed securities	648,664	(2,124)	—	—	648,664	(2,124)

Total held to maturity	$687,943	(2,674)	—	—	687,943	(2,674)

Unrealized losses on fixed income and equity securities result from the cost basis of securities being greater than current market value. This can be caused by an increase in interest rates since the time of purchase or from deterioration in credit quality of the issuer. Eighty securities had an unrealized loss for twelve consecutive months or longer due to interest rates being higher at September 30, 2005 than at the time of purchase. Approximately 98 percent of the unrealized loss was concentrated in forty mortgage-backed and three corporate securities. Mortgage-backed securities are rated AAA or carry an implied AAA credit rating. Two corporate securities are unrated but have undergone an internal credit review. One corporate security is A rated, but has never been downgraded. As a result of our credit review of the issuers, we have determined that there has been no deterioration in credit quality subsequent to purchase. Based on our experience with these types of investments and our financial strength, we have the ability to hold these investments to maturity or full recovery of the unrealized loss.
Management will continue to evaluate impairments, whether caused by adverse interest rate or credit movements, to determine if they are other-than-temporary. The determination will be based on the severity of unrealized loss, length of time of impairment and the financial condition and near-term prospects of the issuer.
NOTE 5: Loans Held for Sale
Loans held for sale totaled $247.4 million and $147.2 million at September 30, 2005 and December 31, 2004, respectively. Included in the September 30, 2005 balance are approximately $1.1 million of consumer loans. Included in December 31, 2004 balance is approximately $534,000 of commercial loans. The remainder of the loans held for sale at September 30, 2005 and December 31, 2004 are residential mortgages.
At September 30, 2005 and December 31, 2004, residential mortgage origination commitments totaled $431.5 million and $284.4 million, respectively. Residential commitments outstanding at September 30, 2005 consisted of adjustable rate and fixed rate mortgages of $79.1 million and $352.4 million, respectively, at rates ranging from 1.0% to 13.5%. Residential commitments outstanding at December 31, 2004 consisted of adjustable rate and fixed rate mortgages of $55.1 million and $229.3 million, respectively, at rates ranging from 1.0% to 8.5%. Commitments to originate loans generally expire within 60 days. At September 30, 2005 and December 31, 2004, Webster also had outstanding commitments to sell residential mortgage loans of $410.9 million and $305.3 million, respectively.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 6: Loans, net
A summary of loans follows:

(In thousands)	September 30, 2005		December 31, 2004
	Amount	%	Amount	%

Residential mortgage loans	$4,812,298	39.4%	$4,775,344	40.8%
Commercial loans:
Commercial non-mortgage	1,528,005	12.5	1,409,155	12.0
Asset-based lending	718,110	5.9	547,898	4.7
Equipment financing	732,422	6.0	627,685	5.4

Total commercial loans	2,978,537	24.4	2,584,738	22.1
Commercial real estate	1,666,384	13.7	1,715,047	14.6
Consumer loans:
Home equity credit loans	2,706,093	22.2	2,606,161	22.2
Other consumer	33,926	0.3	31,485	0.3

Total consumer loans	2,740,019	22.5	2,637,646	22.5

Total loans	12,197,238	100.0%	11,712,775	100.0%
Less: allowance for loan losses	(155,052)		(150,112)

Loans, net	$12,042,186		$11,562,663

At September 30, 2005, loans included $24.3 million of net premiums and $35.7 million of net deferred costs, compared with $20.5 million of net premiums and $32.1 million of net deferred costs at December 31, 2004. The unadvanced portions of residential and commercial construction loans totaled $466.7 million and $523.3 million at September 30, 2005 and December 31, 2004, respectively.
At September 30, 2005 and December 31, 2004, unused portions of home equity credit lines extended were $1.4 billion and $1.2 billion, respectively. Unused commercial and commercial real estate lines of credit, letters of credit, standby letters of credit, equipment financing commitments and outstanding commercial loan commitments totaled $2.7 billion at September 30, 2005 and $2.9 billion at December 31, 2004. Consumer loan commitments totaled $54.1 million and $53.3 million at September 30, 2005 and December 31, 2004, respectively.
At September 30, 2005 and December 31, 2004, Webster Bank serviced for others residential and commercial loans totaling $1.4 billion and $1.6 billion, respectively.
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
The estimated fair value of commitments to extend credit is considered insignificant at September 30, 2005 and December 31, 2004. Future loan commitments represent residential and commercial mortgage loan commitments, commercial loan and equipment financing commitments, letters of credit and commercial and home equity unused credit lines. The interest rates for these loans are generally established shortly before closing. The interest rates on home equity lines of credit adjust with changes in the prime rate.
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

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. At September 30, 2005, Webster’s standby letters of credit totaled $208.8 million and their fair value is not material to the unaudited interim financial statements.
NOTE 7: Allowance for Loan Losses
The following table provides a summary of the activity in the allowance for loan losses:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Balance at beginning of period	$154,822	146,511	$150,112	121,674
Provisions charged to operations	2,000	4,000	7,500	14,000
Allowance for purchased loans	—	—	—	20,081

Subtotal	156,822	150,511	157,612	155,755

Charge-offs	(2,719)	(3,843)	(6,994)	(11,005)
Recoveries	949	1,511	4,434	3,429

Net charge-offs	(1,770)	(2,332)	(2,560)	(7,576)

Balance at end of period	$155,052	148,179	$155,052	148,179

Ratio of net charge-offs to average loans outstanding during the period (annualized)	0.06%	0.08%	0.03%	0.10%
Included in charge-offs for the nine months ended September 30, 2005 are $775,000 of write-downs of loans transferred to held for sale.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 8: Goodwill and Intangible Assets
The following tables set forth the carrying values of goodwill and intangible assets, net of accumulated amortization:

	September 30,	December 31,
(In thousands)	2005	2004

Goodwill - not subject to amortization	$643,086	623,298

Intangible assets:
Balances subject to amortization:
Core deposit intangibles	$52,030	61,734
Other identified intangibles	6,780	7,289
Balances not subject to amortization:
Pension assets	1,844	1,844

Total intangible assets	$60,654	70,867

Changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

	Retail	Commercial
(In thousands)	Banking	Banking	Total

Balance at December 31, 2004	$596,715	26,583	623,298
Purchase transactions	13,838	—	13,838
Purchase price adjustments	1,022	4,928	5,950

Balance at September 30, 2005	$611,575	31,511	643,086

During the first quarter of 2005, $9.0 million of core deposit intangibles with an amortization period of 7 years were added as a result of the Eastern Wisconsin Bancshares acquisition described in Note 3. Approximately $4.4 million of this amount relates to deposits held in the two retail branches that were divested on April 15, 2005, resulting in a net addition of $4.6 million with respect to this acquisition.
Amortization of intangible assets for the three and nine months ended September 30, 2005, totaled $5.0 million and $14.9 million, respectively. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(In thousands)

For years ending December 31,
2005 (full year)	$19,913
2006	15,833
2007	7,777
2008	4,915
2009	4,741
Thereafter	20,543

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 9: Deferred Tax Asset
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2005 and December 31, 2004 are summarized below. Temporary differences result from the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A 100% valuation allowance has been applied to the deferred tax assets applicable to Connecticut, Massachusetts and Rhode Island due to uncertainties of realization.

	September 30,	December 31,
(In thousands)	2005	2004

Deferred tax assets:
Allowance for loan losses	$61,476	59,865
Net operating loss and tax credit carry forwards	14,819	13,800
Net unrealized loss on securities available for sale	10,100	1,325
Compensation and employee benefit plans	6,706	10,005
Intangible assets	6,030	5,611
Deductible acquisition costs	2,957	5,128
Purchase accounting and fair-value adjustments	—	991
Other	5,136	4,337

Total deferred tax assets	107,224	101,062
Less: valuation allowance	(19,022)	(17,578)

Deferred tax assets, net of valuation allowance	88,202	83,484

Deferred tax liabilities:
Equipment financing leases	5,213	3,386
Purchase accounting and fair-value adjustments	5,478	—
Mortgage servicing rights	2,948	3,619
Loan discounts	1,390	2,642
Other	2,421	2,849

Total deferred tax liabilities	17,450	12,496

Deferred tax asset	$70,752	70,988

Management believes it is more likely than not that Webster will realize its net deferred tax asset, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that any specific level of future income will be generated.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 10: Deposits
The following table summarizes the composition of deposits:

	September 30, 2005		December 31, 2004
		% of		% of
(In thousands)	Amount	total	Amount	total

Demand deposits	$1,431,642	12.3%	$1,409,682	13.4%
NOW accounts	1,600,481	13.7	1,368,213	12.9
Money market deposit accounts	1,971,075	16.9	1,996,918	18.9
Savings accounts	2,032,927	17.4	2,253,073	21.3
Retail certificates of deposit	4,118,765	35.3	3,376,718	31.9
Treasury certificates of deposit	507,302	4.4	166,684	1.6

Total	$11,662,192	100.0%	$10,571,288	100.0%

Interest expense on deposits is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2005	2004	2005	2004

NOW accounts	$2,155	859	$5,442	2,272
Money market deposit accounts	11,816	7,882	28,727	20,151
Savings accounts	4,049	3,962	12,991	10,720
Retail certificates of deposit	29,270	19,139	75,930	52,952
Treasury certificates of deposit	4,048	769	8,215	1,518

Total	$51,338	32,611	$131,305	87,613

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 11: Federal Home Loan Bank Advances
Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

	September 30, 2005		December 31, 2004
	Total		Total
(In thousands)	Outstanding	Callable	Outstanding	Callable

Fixed Rate:
3.65% to 5.97% due in 2005	$695,500	45,000	$1,607,368	45,000
2.18% to 6.31% due in 2006	364,800	—	368,695	—
3.62% to 7.45% due in 2007	442,965	—	244,648	—
3.93% to 5.93% due in 2008	175,235	74,000	75,571	74,000
4.98% to 5.96% due in 2009	138,000	123,000	138,000	123,000
3.76% to 8.44% due in 2010	135,326	35,000	35,370	35,000
3.99% to 6.60% due in 2011	41,476	40,000	41,635	40,000
5.22% to 5.49% due in 2013	49,000	49,000	49,000	49,000
0.00% to 6.00% due in 2015 to 2023	1,332	—	1,355	—

	2,043,634	366,000	2,561,642	366,000

Unamortized premium	21,329	—	28,693	—

Total advances	$2,064,963	366,000	$2,590,335	366,000

Webster Bank had additional borrowing capacity of approximately $1.2 billion from the FHLB at September 30, 2005 and $651.6 million at December 31, 2004. Advances are secured by a blanket security agreement against certain qualifying assets, principally residential mortgage loans. At September 30, 2005 and December 31, 2004, Webster Bank had unencumbered investment securities available to secure additional borrowings. If these securities had been used to secure FHLB advances, borrowing capacity at September 30, 2005 and December 31, 2004 would have been increased by an additional $650.7 million and $913.6 million, respectively. At September 30, 2005, Webster Bank was in compliance with the FHLB collateral requirements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 12: Securities Sold Under Agreement to Repurchase and Other Short-term Debt
The following table summarizes balances for other borrowings:

	September 30,	December 31,
(In thousands)	2005	2004

Securities sold under agreement to repurchase	$967,960	1,117,040
Federal funds purchased	239,081	133,780
Treasury tax and loan	416,676	164,592
Other	85	1,286

	1,623,802	1,416,698
Unamortized premium	10,104	11,785

Total	$1,633,906	1,428,483

The following table sets forth certain information on short-term borrowings:

	At or for the quarter ended
	September 30,	December 31,
(In thousands)	2005	2004

Repurchase agreements:
Quarter end balance	$576,259	527,127
Quarter average balance	579,953	716,617
Highest month end balance during quarter	592,216	780,224
Weighted-average maturity (in months)	1.64	1.29
Weighted-average interest rate	2.71%	1.86%

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 13: Shareholders’ Equity
Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of Currency of the United States (“OCC”) require Webster and its banking subsidiary to maintain certain minimum ratios, as set forth below. At September 30, 2005, Webster and Webster Bank, were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with the applicable capital requirements.
The following table provides information on the capital ratios.

	Actual		Capital Requirements		Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At September 30, 2005
Webster Financial Corporation
Total capital (to risk-weighted assets)	$1,513,114	11.3%	$1,071,896	8.0%	$1,339,870	10.0%
Tier 1 capital (to risk-weighted assets)	1,155,601	8.6	535,948	4.0	803,922	6.0
Tier 1 leverage capital ratio (to average assets)	1,155,601	6.8	678,239	4.0	847,799	5.0
Webster Bank, N.A.
Total capital (to risk-weighted assets)	$1,560,352	11.8%	$1,056,860	8.0%	$1,321,075	10.0%
Tier 1 capital (to risk-weighted assets)	1,205,300	9.1	528,430	4.0	792,645	6.0
Tier 1 leverage capital ratio (to average assets)	1,205,300	7.2	670,537	4.0	838,171	5.0

At December 31, 2004
Webster Financial Corporation
Total capital (to risk-weighted assets)	$1,410,329	11.2%	$1,010,628	8.0%	$1,263,286	10.0%
Tier 1 capital (to risk-weighted assets)	1,055,636	8.4	505,314	4.0	757,971	6.0
Tier 1 leverage capital ratio (to average assets)	1,055,636	6.4	663,853	4.0	829,817	5.0
Webster Bank, N.A.
Total capital (to risk-weighted assets)	$1,451,810	11.6%	$997,393	8.0%	$1,246,741	10.0%
Tier 1 capital (to risk-weighted assets)	1,101,698	8.8	498,696	4.0	748,045	6.0
Tier 1 leverage capital ratio (to average assets)	1,101,698	6.7	657,714	4.0	822,143	5.0
Accumulated other comprehensive loss is comprised of the following components.

	September 30,	December 31,
(In thousands)	2005	2004

Unrealized loss on available for sale securities (net of tax)	$(18,758)	(2,461)
Unrealized loss upon transfer of available for sale securities to held to maturity (net of tax)	(2,731)	(3,438)
Deferred gain on hedge	1,231	1,358

Total	$(20,258)	(4,541)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 14: Business Segments
Webster has two operating segments for purposes of reporting business line results. These segments are Retail Banking and Commercial Banking. The balance of the activity is reflected in Other. The methodologies and organizational hierarchies that define the business segments are periodically reviewed and revised. During the third quarter of 2005, Webster reevaluated its reportable segments and combined Wealth and Investment Services into the Retail Banking segment. Wealth and Investment Services accounted for less than one percent of the consolidated total assets and revenues. The third quarter and first nine months of 2004 have been restated, to reflect changes in the organizational hierarchies adopted and reflected in the results for the third quarter and first nine months of 2005. The following table presents the statement of income and total assets for Webster’s reportable segments.
Three months ended September 30, 2005

	Retail	Commercial		Consolidated
(In thousands)	Banking	Banking	Other	Total

Net interest income	$98,654	30,594	364	129,612
Provision for loan losses	3,295	5,389	(6,684)	2,000

Net interest income after provision	95,359	25,205	7,048	127,612
Noninterest income	44,434	6,465	5,081	55,980
Noninterest expense	85,776	15,379	13,777	114,932

Income (loss) before income taxes	54,017	16,291	(1,648)	68,660
Income tax expense (benefit)	17,353	5,234	(529)	22,058

Net income (loss)	$36,664	11,057	(1,119)	46,602

Total assets at period end	$9,414,973	3,866,650	4,525,433	17,807,056
Three months ended September 30, 2004

	Retail	Commercial		Consolidated
(In thousands)	Banking	Banking	Other	Total

Net interest (loss) income	$95,209	30,765	(4,686)	121,288
Provision for loan losses	3,182	5,132	(4,314)	4,000

Net interest (loss) income after provision	92,027	25,633	(372)	117,288
Noninterest income	41,747	7,138	10,215	59,100
Noninterest expense	74,029	12,814	16,926	103,769

Income (loss) before income taxes	59,745	19,957	(7,083)	72,619
Income tax expense (benefit)	19,135	6,392	(2,269)	23,258

Net income (loss)	$40,610	13,565	(4,814)	49,361

Total assets at period end	$8,881,344	3,495,699	5,425,199	17,802,242
Nine months ended September 30, 2005

	Retail	Commercial		Consolidated
(In thousands)	Banking	Banking	Other	Total

Net interest income	$293,085	90,849	3,745	387,679
Provision for loan losses	9,857	15,812	(18,169)	7,500

Net interest income after provision	283,228	75,037	21,914	380,179
Noninterest income	126,536	19,755	16,365	162,656
Noninterest expense	245,697	42,387	48,127	336,211

Income (loss) before income taxes	164,067	52,405	(9,848)	206,624
Income tax expense (benefit)	52,620	16,807	(3,158)	66,269

Net income (loss)	$111,447	35,598	(6,690)	140,355

Total assets at period end	$9,414,973	3,866,650	4,525,433	17,807,056

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine months ended September 30, 2004

	Retail	Commercial		Consolidated
(In thousands)	Banking	Banking	Other	Total

Net interest (loss) income	$257,872	84,456	(1,767)	340,561
Provision for loan losses	8,508	14,284	(8,792)	14,000

Net interest income after provision	249,364	70,172	7,025	326,561
Noninterest income	119,570	23,441	27,890	170,901
Noninterest expense	210,757	45,078	37,254	293,089

Income (loss) before income taxes	158,177	48,535	(2,339)	204,373
Income tax expense (benefit)	51,736	15,875	(765)	66,846

Net income (loss)	$106,441	32,660	(1,574)	137,527

Total assets at period end	$8,881,344	3,495,699	5,425,199	17,802,242
Included in the Retail Banking segment is Retail and Business Banking, Consumer Finance, Wealth Management and Insurance. The growth in net interest income for the quarter and nine months can be attributed to the increases in the residential and consumer loan portfolios as well as growth in retail deposits, including HSA Bank. The increase in noninterest income is primarily in deposit services fees from NSF charges and HSA account fees. Noninterest expenses also rose as a result of acquisitions, de novo branch expansion and infrastructure costs.
The Commercial Banking segment includes middle market, specialized, equipment financing, asset-based lending and Commercial Real Estate. During 2004, the segment also included financial advisory services prior to the sale of Duff & Phelps. Net interest income was flat quarter to quarter, while growth for the nine months of 2005 was due to growth in equipment financing and middle market loans. Noninterest income’s decline is due to the sale of Duff & Phelps in March 2004. The increase in noninterest expense reflects the continued investment in commercial activities.
Other includes the Treasury unit, which is responsible for managing the wholesale investment portfolio and funding needs. It also includes expenses not allocated to the business lines, the residual impact of methodology allocations such as the provision for loan losses and funds transfer pricing, which are further discussed below.
Management uses certain methodologies to allocate income and expenses to the business lines. Funds transfer pricing assigns interest income and interest expense to each line of business on a matched maturity funding concept based on each business’s assets and liabilities. The provision for loan losses is allocated to business lines on an “expected loss” basis. Expected loss is an estimate of the average loss rate that individual credits will experience over an economic cycle, based on historical loss experiences and the grading assigned each loan. This economic cycle methodology differs from that used to determine our consolidated provision for loan losses, which is based on an evaluation of the adequacy of the allowance for loan losses considering the risk characteristics in the portfolio at a point in time. The difference between the sum of the provisions for each line of business determined using the expected loss methodology and the consolidated provision is included in Other. Indirect expenses are allocated to segments. These expenses include administration, finance, technology and processing operations and other support functions. Taxes are allocated to each segment based on the effective rate for the period shown.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 15: Derivative Financial Instruments
At September 30, 2005, Webster had outstanding interest rate swaps with a notional amount of $803 million. These swaps are hedging FHLB advances, repurchase agreements, senior notes and subordinated debt and qualify for fair value hedge accounting using the short cut method under SFAS No. 133. The swaps are used to transform these liabilities from fixed to floating rate. Of the total, $50 million of the interest rate swaps mature in 2006, $200 million in 2007, $203 million in 2008, $200 million in 2013 and $150 million in 2014 and an equivalent amount of the hedged liabilities mature on these dates.
Additionally, Webster Bank had outstanding $200 million of swaptions, which give it the right, but not the obligation, to enter into $200 million of interest rate swaps, paying 6.15% fixed and receiving one month LIBOR. These swaptions are carried at fair value and mature in 2007. Changes in fair value are reflected in noninterest income.
Webster Bank transacts certain derivative products with its customer base. These customer derivatives are generally offset with matching derivatives with other counterparties. Exposure with respect to these derivatives is largely limited to nonperformance by either of the parties in the transaction – the customer or the other counterparty. The notional amount of customer derivatives and the offsetting counterparty derivatives each totaled $238.1 million at September 30, 2005. The customer derivatives and the offsetting matching derivatives are marked to market and any changes in fair value are reflected in noninterest income.
Certain derivative instruments, primarily forward sales of mortgage-backed securities (“MBSs”), are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage loan commitments (“rate locks”) and mortgage loans held for sale. Prior to the closing and funds disbursement on a single-family residential mortgage loan, an interest-rate locked commitment is generally extended to the borrower. During such time, Webster Bank is subject to risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, which obligate the Company to deliver whole mortgage loans to various investors or issue MBSs, are established. At September 30, 2005, outstanding rate locks totaled approximately $240.6 million and the residential mortgage held for sale portfolio totaled $246.3 million. Forward sales, which include mandatory forward commitments of approximately $298.4 million and best efforts forward commitments of approximately $112.5 million at September 30, 2005, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. Webster Bank will still have certain execution risk, that is, risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell.
The rate locks are recorded at fair value, with changes in fair value recorded in current period earnings. The changes in the fair value of forward sales commitments are also recorded to current period earnings. Loans held for sale are carried at the lower of aggregate cost or fair value. The changes in the fair value of rate locks and forward sales commitments are adjusted monthly based upon market interest rates.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 16: Pension and Other Benefits
     The following table provides information regarding net benefit costs for the periods shown:

(In thousands)	Pension Benefits		Other Benefits
Three months ended September 30,	2005	2004	2005	2004

Service cost	$2,124	1,872	—	—
Interest cost	1,402	1,226	39	67
Expected return on plan assets	(1,845)	(1,269)	—	—
Transition obligation	(2)	(2)	—	—
Amortization of prior service cost	41	63	23	16
Amortization of the net loss	215	334	(18)	(1)

Net periodic benefit cost	$1,935	2,224	44	82

	Pension Benefits		Other Benefits
Nine months ended September 30,	2005	2004	2005	2004

Service cost	$6,109	6,324	—	—
Interest cost	4,157	3,606	189	217
Expected return on plan assets	(5,035)	(3,751)	—	—
Transition obligation	(7)	(7)	—	—
Amortization of prior service cost	130	212	55	48
Amortization of the net loss	971	845	—	19

Net periodic benefit cost	$6,325	7,229	244	284

Webster plans to contribute at least an amount equal to the greater of the contribution required to meet the minimum funding standards under Internal Revenue Code Section 412 or the amount necessary to avoid an additional minimum liability as defined in SFAS No. 87 and No. 132. Additional contributions will be made as deemed appropriate by management in conjunction with the plan’s actuaries. In May 2005, a contribution of $10.0 million was made to fund the pension plan.
NOTE 17: Recent Accounting Pronouncements
In April 2005, the Securities and Exchange Commission (“SEC”) issued rules that amend the compliance dates for Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. Under SFAS No. 123R, calendar year companies that are not small business issuers were required to adopt this standard in the third quarter of 2005. However, the new SEC rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of next reporting period, that begins after June 15, 2005. For companies with a calendar year end, the new compliance date is January 1, 2006. As Webster has already adopted the provisions of SFAS No. 123, the delayed compliance date and adoption of SFAS No. 123R will not have a significant impact on its consolidated financial statements.
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
Description of Business
Webster Financial Corporation (“Webster” or the “Company”), a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Delaware in 1986. Webster, on a consolidated basis at September 30, 2005, had assets of $17.8 billion and shareholders’ equity of $1.6 billion. Webster’s principal assets are all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”) and Webster Insurance, Inc. (“Webster Insurance”). Webster, through its various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout southern New England and eastern New York State, and equipment financing, asset-based lending, mortgage origination and insurance premium financing throughout the United States. Webster Bank provides commercial banking, retail banking, health savings accounts (“HSAs”), consumer financing, mortgage banking, trust and investment services through 154 banking offices, 293 ATMs and its Internet website (www.websteronline.com). In 2004, Webster Bank converted from a federal savings bank to national bank charter, regulated by the Office of the Comptroller of the Currency. Webster’s common stock is traded on the New York Stock Exchange under the symbol of “WBS”. Webster’s financial reports can be accessed through its website within 24 hours of filing with the SEC.
Critical Accounting Policies
The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the 2004 Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan losses, valuation of goodwill/other intangible assets and analysis for impairment, deferred income taxes and pension and other post retirement benefits as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis and the Management’s Discussion and Analysis included in the 2004 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Summary
Webster’s net income was $46.6 million in the third quarter compared to $49.4 million in the year-ago quarter. Net income per diluted share was $.86 compared to $.92 a year ago. For the first nine months of 2005, net income was $140.4 million compared to $137.5 million a year ago. Net income per share was $2.59 and $2.73 in the respective periods. Average diluted shares outstanding are higher for the first three quarters of 2005 as a result of shares issued in connection with the acquisition of FIRSTFED.
Included in net income are gains on the sale of securities. In the third quarter, these gains represented $.01 per share compared to $.07 a year ago. For the first nine months of 2005, securities gains were $.03 per share compared to $.22 a year ago. The reduced level of securities and securities gains in 2005 is consistent with Webster’s emphasis on delivering high quality earnings. In addition, expenses equivalent to $.03 per share in the third quarter and $.08 in the first nine months of 2005 were incurred in support of Webster’s core infrastructure conversion project.
The increase in net interest income for the quarter and nine months is attributable to the growth in the loan portfolio and the improvements in the net interest margin. Noninterest income, excluding securities gains, also increased due to higher deposit service fees and loan and loan servicing fees. Offsetting these was the increase in noninterest expenses. The impact of acquisitions and the cost of strategic investments in de novo branch expansion and the core system conversion contributed to the growth in expenses.
The provision for loan losses declined for the quarter and nine months as a result of lower net charge-offs. The allowance for loan losses was 1.27% of total loans at September 30, 2005 compared to 1.28% a year ago.
Selected financial highlights are presented in the table below.

	At or for the		At or for the
	three months ended September 30,		nine months ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004

Earnings
Net interest income	$129,612	121,288	$387,679	340,561
Total noninterest income	55,980	59,100	162,656	170,901
Total noninterest expense	114,932	103,769	336,211	293,089
Net income	46,602	49,361	140,355	137,527

Net income per diluted common share	$0.86	0.92	$2.59	2.73
Dividends declared per common share	0.25	0.23	0.73	0.67
Book value per common share	30.41	28.54	30.41	28.54
Tangible book value per common share	17.71	16.30	17.71	16.30

Diluted shares (average)	54,314	53,767	54,247	50,448

Selected Ratios
Return on average assets	1.06%	1.13	1.08%	1.13
Return on average shareholders’ equity	11.39	13.25	11.69	13.75
Net interest margin	3.26	3.06	3.30	3.05
Efficiency ratio (a)	61.93	57.53	61.09	57.30
Tangible capital ratio	5.45	4.92	5.45	4.92

(a)	Noninterest expense as a percentage of net interest income plus noninterest income

Cash Earnings
Cash net income was $51.3 million in the third quarter compared to $53.8 million in the year-ago quarter. Cash net income per diluted share was $.95 compared to $1.00 a year ago. For the first nine months of 2005, cash net income was $154.5 million compared to $149.5 million a year ago. Cash net income per share was $2.85 and $2.96 in the respective periods.
Cash net income is a non-GAAP financial measure that adds back the non-cash expenses of stock-based compensation and intangible amortization expense, net of taxes, to reported net income. We believe that providing cash net income provides investors with information useful in understanding our financial performance, our financial trends and financial position. The following table reconciles net income and earning per share (“EPS”) as reported to cash net income and EPS.

For the three months ended September 30,	2005		2004
	Amount	EPS	Amount	EPS

Net income	$46,602	0.86	$49,361	0.92
Stock-based compensation, net of tax	1,470	0.03	1,260	0.02
Intangible amortization, net of tax	3,251	0.06	3,138	0.06

Cash net income	$51,323	0.95	$53,759	1.00

For the nine months ended September 30,	2005		2004
	Amount	EPS	Amount	EPS

Net income	$140,355	2.59	$137,527	2.73
Stock-based compensation, net of tax	4,493	0.08	3,242	0.06
Intangible amortization, net of tax	9,693	0.18	8,776	0.17

Cash net income	$154,541	2.85	$149,545	2.96

Net Interest Income
Net interest income was $129.6 million in the third quarter, an increase of $8.3 million, or 6.9%, over the prior year and $387.7 million for the first nine months, up $47.1 million, or 13.8%, from the same period a year ago. The increases over the prior year periods reflect growth in the loan portfolio, fully funded by deposit growth and a higher net interest margin.

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

	Three months ended September 30			Nine months ended September 30,
	2005 v. 2004			2005 v. 2004
	Increase (decrease) due to			Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total

Interest on interest-earning assets:
Loans	$22,566	7,663	30,229	$52,952	55,357	108,309
Loans held for sale	441	1,490	1,931	347	4,071	4,418
Securities and short-term investments	5,153	(6,240)	(1,087)	14,424	(19,450)	(5,026)

Total interest income	28,160	2,913	31,073	67,723	39,978	107,701

Interest on interest-bearing liabilities:
Deposits	14,672	4,055	18,727	25,935	17,757	43,692
Borrowings	12,298	(8,960)	3,338	31,976	(18,018)	13,958

Total interest expense	26,970	(4,905)	22,065	57,911	(261)	57,650

Net change in fully taxable-equivalent net interest income	$1,190	7,818	9,008	$9,812	40,239	50,051

Webster’s net interest margin for the quarter (annualized tax-equivalent net interest income as a percentage of average earning assets) improved 20 basis points to 3.26% and for the nine months increased 25 basis points to 3.30%. These increases reflect the impact of higher interest rates on earning assets over the past year and the benefit of the balance sheet deleveraging program in the fourth quarter of 2004. The deleveraging program involved the sale of $750 million of lower-yielding, fixed rate investment securities with the proceeds used to prepay approximately $500 million of higher-costing, floating rate FHLB advances and $250 million of overnight borrowing. The recent interest rate environment, with longer-term interest rates not rising at the same level as short-term rates, resulted in a 6 basis point decline in the net interest margin to 3.26% from 3.32% in the second quarter.
Interest Income
Total interest income, on a fully tax-equivalent basis, for the third quarter increased $31.1 million, or 16.0%, from the prior year and $107.7 million, or 20.1%, for the first nine months of 2005. Higher interest rates had a favorable impact on earning assets yields and accounted for most of the increase in interest income. Also contributing to the increase in interest income was the growth in the loan portfolio. Total loans were $12.2 billion at September 30, 2005, an increase of $622 million, or 5.4%, over a year ago. Commercial loans increased $392 million, or 15.2%, and consumer loans increased $144 million, or 5.6%. Partially offsetting this was the decline in the securities portfolio resulting from the balance sheet deleveraging program The yield on earning assets for the third quarter increased by 73 basis points due to the higher interest rate environment than in the year ago and for the first nine months increased 63 basis points from the prior year. The loan portfolio accounted for the majority of the increase, as its yield increased 64 basis points.
Interest Expense
Total interest expense for the third quarter increased $22.1 million, or 30.9%, from the prior year and for the nine months increased $57.7 million, or 29.9%. The volume increase in deposits together with a higher interest rate environment and a shift in deposit mix to higher-costing certificates of deposit were the primary reasons for the increase. Total deposits increased $1.2 billion, or 11.7%, at September 30, 2005 over a year earlier. The cost of interest bearing liabilities to increase 55 basis points in the quarter compared to the year ago period, and for the nine months was up 39 basis points over the prior year. The growth in deposits was used to reduce the amount of borrowings. Despite this decrease, the higher interest rate environment in 2005 caused the cost of borrowings to increase in both the quarter and the nine months.

The following table shows the major categories of average assets and liabilities together with their respective interest income or expense and the rates earned or paid by Webster.

	Three months ended September 30,
	2005			2004
			Fully Tax-			Fully Tax-
	Average		Equivalent	Average		Equivalent
(In thousands)	Balance	Interest (a)	Yield/Rate	Balance	Interest (a)	Yield Rate

Assets
Interest-earning assets:
Loans	$11,974,880	175,685	5.81%	$11,401,076	145,456	5.06%
Securities	3,906,118	45,997	4.68 (b)	4,456,849	47,095	4.20 (b)
Loans held for sale	223,002	3,686	6.61	129,157	1,755	5.44
Short-term investments	20,044	117	2.28	31,231	106	1.33

Total interest-earning assets	16,124,044	225,485	5.55	16,018,313	194,412	4.82

Noninterest-earning assets	1,505,579			1,413,030

Total assets	$17,629,623			$17,431,343

Liabilities and shareholders’ equity Interest-bearing liabilities:
Demand deposits	$1,477,230	—	—%	$1,357,230	—	—%
Savings, NOW & money market deposits	5,679,259	18,021	1.26	5,673,797	12,703	0.89
Certificates of deposit	4,413,329	33,317	3.00	3,366,232	19,908	2.35

Total interest-bearing deposits	11,569,818	51,338	1.76	10,397,259	32,611	1.25

Federal Home Loan Bank advances	2,128,760	19,134	3.52	3,147,887	23,373	2.91
Fed funds and repurchase agreements	1,518,921	11,859	3.06	1,608,818	5,919	1.44
Other long-term debt	674,056	11,198	6.65	695,365	9,561	5.50

Total borrowings	4,321,737	42,191	3.84	5,452,070	38,853	2.80

Total interest-bearing liabilities	15,891,555	93,529	2.33	15,849,329	71,464	1.78

Noninterest-bearing liabilities	92,381			82,696

Total liabilities	15,983,936			15,932,025

Preferred stock of subsidiary corporation	9,577			9,577

Shareholders’ equity	1,636,110			1,489,741

Total liabilities and shareholders’ equity	$17,629,623			$17,431,343

Fully tax-equivalent net interest income		131,956			122,948
Less: tax equivalent adjustments		(2,344)			(1,660)

Net interest income		129,612			121,288

Interest-rate spread			3.22%			3.04%

Net interest margin			3.26%			3.06%

(a)	On a fully tax-equivalent basis.

(b)	For purposes of this computation, unrealized losses of $23.1 million and $24.5 million for 2005 and 2004, respectively, are excluded from the average balance for rate calculations.

	Nine months ended September 30,
	2005			2004
			Fully Tax-			Fully Tax-
	Average		Equivalent	Average		Equivalent
(In thousands)	Balance	Interest (a)	Yield/Rate	Balance	Interest (a)	Yield

Assets
Interest-earning assets:
Loans	$11,796,868	501,440	5.65%	$10,407,028	393,131	5.01%
Securities	3,836,811	133,373	4.61 (b)	4,424,813	138,533	4.18 (b)
Loans held for sale	226,468	9,382	5.52	127,846	4,964	5.18
Short-term investments	20,028	390	2.57	32,290	256	1.04

Total interest-earning assets	15,880,175	644,585	5.39	14,991,977	536,884	4.76

Noninterest-earning assets	1,467,085			1,174,680

Total assets	$17,347,260			$16,166,657

Liabilities and shareholders’ equity Interest-bearing liabilities:
Demand deposits	$1,425,093	—	—%	$1,207,649	—	—%
Savings, NOW & money market deposits	5,678,099	47,161	1.11	5,166,808	33,143	0.86
Certificates of deposit	4,064,228	84,144	2.77	3,071,795	54,470	2.37

Total interest-bearing deposits	11,167,420	131,305	1.57	9,446,252	87,613	1.24

Federal Home Loan Bank advances	2,247,887	55,881	3.28	2,802,588	62,282	2.92
Fed funds and repurchase agreements	1,542,111	31,274	2.67	1,853,465	16,238	1.15
Other long-term debt	676,426	32,035	6.31	633,343	26,712	5.62

Total borrowings	4,466,424	119,190	3.53	5,289,396	105,232	2.62

Total interest-bearing liabilities	15,633,844	250,495	2.13	14,735,648	192,845	1.74

Noninterest-bearing liabilities	102,981			88,132

Total liabilities	15,736,825			14,823,780

Preferred stock of subsidiary corporation	9,577			9,577

Shareholders’ equity	1,600,858			1,333,300

Total liabilities and shareholders’ equity	$17,347,260			$16,166,657

Fully tax-equivalent net interest income		394,090			344,039
Less: tax equivalent adjustments		(6,411)			(3,478)

Net interest income		387,679			340,561

Interest-rate spread			3.26%			3.02%

Net interest margin			3.30%			3.05%

(a)	On a fully tax-equivalent basis.

(b)	For purposes of this computation, unrealized (losses) gains of $(18.2) million and $1.3 million for 2005 and 2004, respectively, are excluded from the average balance for rate calculations.

Provision for Loan Losses
Management performs a quarterly review of the loan portfolio and based on this review determines the level of provision necessary to maintain an adequate loan loss allowance. Several factors influence the amount of the provision, primarily growth and mix in the loan portfolio, net charge-offs, the risk of loss on nonperforming and classified loans and the level of economic activity. The provision for loan losses was $2.0 million for the quarter and $7.5 million for the first nine months, compared to $4.0 million and $14.0 million for the same periods a year ago. The reduction in the provision was primarily the result of the reduced level of net charge-offs. Net charge-offs in the third quarter and first nine months of 2005 were $1.8 million and $2.6 million compared to $2.3 million and $7.6 million for the same periods a year earlier. The annualized net charge-off ratio for the current quarter was 0.06% of average total loans, down from 0.08% a year earlier.
At September 30, 2005, the allowance for loan losses totaled $155.1 million, or 1.27% of total loans, compared with $150.1 million, or 1.28%, at December 31, 2004.
For further information, see the “Loan Portfolio Review and Allowance for Loan Loss Methodology”, included in the “Financial Condition – Asset Quality” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 35 through 36 of this report.
Noninterest Income
Total noninterest income was $56.0 million for the three months, a decline of $3.1 million, or 5.3%, and for the nine months totaled $162.7 million, a decline of $8.2 million, or 4.8%. These declines are primarily the result of lower security gains, which were $1.1 million for the quarter and $2.6 million for the nine months compared with $5.8 million and $17.0 million for the same periods a year ago. Also contributing to the decline for the nine months was the loss of revenue in financial advisory services which totaled $3.8 million which resulted from the sale of Duff and Phelps in the first quarter of 2004. Adjusted for these items, noninterest income increased $1.6 million, or 3.0%, for the quarter and $9.9 million, or 6.6%, for the first nine months from the same periods a year ago.
Revenues from deposit service fees were up in the quarter and nine months primarily in NSF fees and as a result of the acquisitions of FIRSTFED, First City and HSA Bank. Loan and loan servicing fees were up as a result of acquisitions and higher loan prepayment fees, primarily in the first just quarter of 2005.
Noninterest Expenses
Total noninterest expenses for the third quarter were $114.9 million, an increase of $11.2 million, and for the first nine months were $336.2 million, an increase of $43.1 million over the prior year. The acquisition of FIRSTFED, First City and HSA contributed additional expenses of $2.9 million in the quarter and $23.6 million for the nine months, while the de novo branch expansion program contributed $1.3 million and $3.9 million, respectively. Non-recurring costs related to the conversion and installation of a new core systems contributed an additional $2.2 million of expenses in the quarter and $6.9 million for the year. The balance of the increase reflects higher employee related costs and investments in technology to support Webster’s new core systems.
Income Taxes
Income tax expense for the nine months ended September 30, 2005 is lower than the prior year period primarily due to an increase in tax exempt income. For the third quarter of 2005, the lower income tax expense reflects a lower level of earnings before taxes and an increase in tax exempt income. The effective tax rates for the three and nine months ended September 30, 2005 were approximately 32.1% and 32.1%, respectively, compared to 32.0% and 32.7% in the year ago periods. The majority of the decline in the effective tax rate can be attributed to the higher level of tax-exempt income during the current year period due to an increase in the municipal securities portfolio.

Financial Condition
The increase in total assets reflects the Company’s balance sheet management program to increase the tangible capital ratio. During the year, deposit growth funded the increase in loans and the excess was used to reduce borrowings.
Total assets were $17.8 billion at September 30, 2005 compared with $17.0 billion at December 31, 2004. Most of the increase occurred in loans, loans held for sale and investment securities. At the same time, total deposits increased $1.1 billion, including approximately $199 million in health savings account deposits from the acquisition of HSA Bank. Excess deposit growth over asset growth was used to reduce total borrowings which declined almost $326 million during the period.
Total equity was $1.6 billion at September 30, 2005, up $91.9 million from December 31, 2004. This increase was primarily due to net income of $140.4 million, reduced by $39.3 million of dividend payments to common shareholders and a $16.3 million increase in the net unrealized loss on available for sale securities. The tangible capital ratio was 5.45% at September 30, 2005, compared to 5.21% at December 31, 2004 and 4.92% at September 30, a year ago.
Securities Portfolio
Webster maintains an investment portfolio that is primarily structured to provide a source of liquidity for its operating needs, to generate interest income and provide a means to balance interest rate sensitivity. At September 30, 2005 the investment portfolio totaled $3.8 billion, or 21.5% of total assets, compared with $3.7 billion, or 21.9%, at December 31, 2004 and $4.5 billion, or 25.2%, at September 30, 2004. The portfolio increase since December 31, 2004 is the result of purchases of $843.4 million during the year consisting mostly of securities classified as available for sale. This was offset by repayments and sales proceeds totaling $712.8 million and $22.9 million of unrealized losses on the available for sale portfolio. At both September 30, 2005 and December 31, 2004, the portfolio consisted primarily of mortgage-backed securities. The average duration of the total portfolio was 2.8 years at September 30, 2005 compared with 3.0 years at December 31, 2004.
Loan Portfolio
At September 30, 2005, total loans were $12.2 billion, up $484.5 million from the total at December 31, 2004. Most of the growth was in commercial loans which grew $393.8 million. Strong growth occurred in Middle Market, where loans were up $109.6 million, asset-based loans grew by $170.2 million and equipment finance by $104.7 million. Commercial Real Estate loans were flat at $1.7 billion as growth in the portfolio was offset by pay-offs as borrowers refinanced in the capital markets at more favorable rates and terms. Consumer loans totaled $2.7 billion, up $102.4 million from December 31, 2004, as increases in fixed-rate second mortgages were partially offset by reductions in home equity credit lines as consumers appear to have refinanced into lower yield first mortgages. Residential mortgages increased $37.0 million as we decided to add loans to the portfolio during the quarter.
Commercial loans (including commercial real estate) represented 38.1% of the total loan portfolio, up from 36.7% at year end, while residential mortgage loans declined to 39.4% from 40.8%. The remaining portion of the loan portfolio consisted of home equity and other consumer loans.
The following highlights the lending activities in the various portfolios during the quarter. For a more complete description of Webster’s lending activities and credit administration policies and procedures, refer to Webster’s 2004 Annual Report on Form 10-K, pages 4 and 5.

Commercial Lending
Middle Market
At September 30, 2005, Middle Market loans, including commercial and owner-occupied commercial real estate, totaled $1.2 billion compared to $1.0 billion at December 31, 2004 and $1.1 billion at September 30, 2004. Originations for the third quarter and nine months of 2005 totaled $70.0 million and $343.0 million as compared to $104.7 million and $220.4 million for the same periods in 2004.
Asset-Based Lending
Webster Business Credit Corporation (“WBCC”) is Webster’s asset-based lending subsidiary. At September 30, 2005, asset-based loans totaled $718.1 million compared to $547.9 million at year end and $620.9 million at September 30, 2004. During the third quarter and first nine months of 2005, WBCC funded loans of $107.3 million and $210.0 million, with new commitments of $236.9 million and $405.8 million, compared to funding of $29.4 million and $101.0 million, with new commitments of $110.8 million and $343.5 million, for the same periods in 2004. In its direct originations, WBCC generally establishes depository relationships with the borrower through cash management accounts. At September 30, 2005 and December 31, 2004, the total of these deposits was $24.6 million and $39.6 million, respectively.
Business and Professional Banking
The Business and Professional Banking Division administers a CT/NY portfolio of approximately $469.1 million at September 30, 2005, a 6.9% increase from $438.8 million at December 31, 2004. At September 30, 2005, the aggregate portfolio totaled $711.9 million, a 3.3 % increase from $689.2 million at December 31, 2004. Included in the portfolio is $357.6 million of loans secured by commercial real estate. Originations for the third quarter and first nine months of 2005 totaled $69.0 million and $219.4 million compared to $58.1 million and $167.0 million in the same periods in 2004. Webster Bank is a leader among Connecticut-based banks for providing loans of $1 million and under to small businesses in the state. At September 30, 2005, small business deposit balances totaled $1.3 billion, compared to $1.2 billion at December 31, 2004.
Equipment Financing
Center Capital Corporation (“Center Capital”), a nationwide equipment financing company, has a portfolio which totaled $732.4 million at September 30, 2005, compared to $627.7 million at December 31, 2004 and $597.8 million at September 30, 2004. Total loans originated were $110.7 million and $296.5 million during the third quarter and first nine months of 2005, respectively, compared to $99.3 million and $245.5 million during the same periods a year ago.
Insurance Premium Financing
Budget Installment Corp. (“BIC”) finances commercial property and casualty insurance premiums for businesses throughout the United States. Total loans outstanding at September 30, 2005 were $77.2 million compared to $79.7 million at December 31, 2004, and $75.8 million a year ago. Loans originated in the third quarter and first nine months of 2005 totaled $49.9 million and $152.1 million, respectively, compared to $53.3 million and $153.1 million for the same periods in 2004.
Commercial Real Estate Lending
At both September 30, 2005 and December 31, 2004, commercial real estate loans totaled $1.7 billion. Included in these loans are owner-occupied real estate loans originated and administered by the Middle Market and Business and Professional Banking divisions of $671.8 million at September 30, 2005, $581.7 million at December 31, 2004 and $645.2 million a year ago. The balance of the portfolio is administered by the Commercial Real Estate division. During the third quarter and first nine months of 2005, this group’s originations totaled $73 million and $189 million, as compared to $132 million and $358 million in the same periods a year earlier. The portfolio was significantly affected by prepayments during the year as loans were refinanced in the capital markets at attractive rates and terms.

Consumer Finance
Mortgage Banking and Residential Mortgage Loans
For the third quarter and nine months ended September 30, 2005, originated residential mortgage loans totaled $780.3 million and $2.0 billion compared to $432.1 million and $1.4 billion for the same periods in 2004. During the third quarter of 2005, long-term interest rates fell and application activity increased, positively impacting the third quarter volume. A majority of this originated loan volume, including servicing, is sold in the secondary market. At September 30, 2005 and December 31, 2004, there were $246.3 million and $146.7 million, respectively, of residential mortgage loans held for sale in the secondary market. See Notes 5 and 6 of Notes to Consolidated Interim Financial Statements within this report for further information.
The residential mortgage loan portfolio totaled $4.8 billion at September 30, 2005 and December 31, 2004. At September 30, 2005, approximately $1.5 billion, or 32% of the total residential mortgage loan portfolio, was adjustable rate loans. At September 30, 2005, approximately $3.3 billion, or 68% of the total residential mortgage loan portfolio, was fixed rate.
Consumer Loans
At September 30, 2005, consumer loans totaled $2.7 billion, an increase of $102.4 million, or 3.9%, compared to December 31, 2004. Originations during the third quarter and first nine months of 2005 totaled $297.0 million and $844.3 million, compared to $253.1 million and $743.6 million for the same periods a year earlier. The shift in consumer preference from floating rate home equity products to fixed rate mortgage loans is the primary reason the portfolio remained relatively flat despite an increase in originations.
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
The adequacy of the allowance is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Webster’s marketplace and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for loan losses is adequate at September 30, 2005, actual results in future periods may prove different and these differences could be significant. Management considers the adequacy of the allowance for loan losses to be a critical accounting policy.
See the Allowance for Loan Losses Methodology section within Management’s Discussion and Analysis on pages 28 through 30 of Webster’s 2004 Annual Report on Form 10-K for additional information.

Nonperforming Assets
The amount of nonperforming assets increased to $60.4 million, or 0.34% of total assets, at September 30, 2005 from $39.2 million, or 0.23% of total assets, at December 31, 2004, and was up from $40.0 million, or 0.22% of total assets, at September 30, 2004.
The following table details nonperforming assets:

	September 30,	December 31,	September 30,
(In thousands)	2005	2004	2004

Loans accounted for on a nonaccrual basis:
Commercial:
Commercial banking	$25,321	13,502	11,291
Equipment financing	3,209	3,383	4,501

Total commercial	28,530	16,885	15,792
Commercial real estate	19,650	8,431	11,157
Residential	6,436	7,796	7,695
Consumer	1,699	1,894	1,204

Total nonaccruing loans	56,315	35,006	35,848
Loans past due 90 days or more and accruing:
Commercial	2,223	1,122	1,116

Total nonperforming loans	58,538	36,128	36,964
Loans held for sale	181	—	—
Foreclosed properties and repossessed assets	1,636	3,038	3,029

Total nonperforming assets	$60,355	39,166	39,993

The increase in nonperforming loans of $16.6 million in the current quarter was primarily the result of the migration of four credits. Two of the loans are commercial real estate related and two are commercial. Management considers three of these loans well secured and does not expect to realize losses from their resolution. The fourth loan is secured, however on a liquidation basis a collateral shortfall may exist. The loan was written down to its estimated net realizable value at September 30, 2005. Any further loss is subject to the ultimate resolution of bankruptcy proceedings.
The allowance for loan losses at September 30, 2005 represented 265% of nonperforming loans compared with 416% at December 31, 2004 and 401%, at September 30, 2004. For additional information on the allowance, see Note 7 of Notes to Consolidated Interim Financial Statements elsewhere in this report.
Other Past Due Loans
The following table sets forth information as to loans past due 30–89 days.

	September 30, 2005		December 31, 2004		September 30, 2004

	Principal	Percent of	Principal	Percent of	Principal	Percent of
(Dollars in thousands)	Balances	total loans	Balances	total loans	Balances	total loans

Past due 30–89 days:
Residential	$11,363	0.09%	$11,296	0.10%	$10,000	0.09%
Commercial	16,443	0.14	21,338	0.18	8,235	0.07
Commercial real estate	12,558	0.10	6,611	0.06	5,037	0.04
Consumer	3,914	0.03	3,777	0.03	4,524	0.04

Total	44,278	0.36	43,022	0.37	27,796	0.24
Loans held for sale	218	—	—	—	—	—

Total increase	$44,496	0.36%	$43,022	0.37%	$27,796	0.24%

Deposits
Total deposits increased $1.1 billion, or 10.3% to $11.7 billion at September 30, 2005 from December 31, 2004. All of the increase occurred in higher-costing retail certificates of deposit. With the increase in interest rates, there has been a shift in deposit mix as customers seek the higher yields available in this deposit product. Also contributing to the growth since year end was the acquisition and growth in health savings accounts, which totaled $199 million at September 30, 2005, de novo branches which contributed $198 million of new deposits since year end and a funding diversification strategy, which raised deposits through the issuance of institutional certificates of deposit and Eurodollar deposits. The percentage of total deposits representing core deposits decreased to 60.3% at September 30, 2005, from 66.5% at December 31, 2004.
Borrowing and Other Debt Obligations
Total borrowed funds, including other long-term debt, decreased $326.0 million, or 6.9%, to $4.4 billion at September 30, 2005 from December 31, 2004. The decrease is primarily a result of deposit growth outpacing loan growth with the excess funds utilized to reduce wholesale borrowings. See Notes 11 and 12 of Notes to Consolidated Interim Financial Statements for additional information.
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
The following table summarizes the estimated impact that gradual 100 and 200 basis point changes in interest rates over a twelve month period starting September 30, 2005 and December 31, 2004 might have on Webster’s net income for the subsequent twelve month period.

	-200 bp	-100 bp	+100 bp	+200 bp

September 30, 2005	-3.1%	-0.7%	-0.4%	-1.0%
December 31, 2004	-9.7%	-3.3%	+0.4%	-0.1%
Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of the period yield curve constant over the twelve month forecast horizon. Webster is well within policy limits for all scenarios. The reduction in risk to falling rates since the end of 2004 is due primarily to higher interest rates which have reduced mortgage prepayment risk in the securities and loan portfolios. We are also farther away from assumed deposit rate floors as rates have risen. The current interest rate scenario anticipates rates will rise gradually throughout 2006.

The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at September 30, 2005 and December 31, 2004 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

		Estimated	Estimated Economic Value
	Book	Economic	Change
(In thousands)	Value	Value	-100 BP	+100 BP

September 30, 2005
Assets	$17,807,056	17,126,702	300,923	(368,413)
Liabilities	16,171,174	15,387,390	269,675	(242,035)
Off-balance sheet contracts		12,152	29,882	(28,088)

Decrease in net economic value			61,130	(154,466)
Net change as % of base net economic value			3.5%	(8.9)%

December 31, 2004
Assets	$17,020,597	16,430,957	246,773	(341,144)
Liabilities	15,476,623	14,842,477	276,937	(248,603)
Off-balance sheet contracts		1,660	24,318	(22,979)

Decrease in net economic value			(5,846)	(115,520)
Net change as % of base net economic value			(0.4)%	(7.3)%
The book value of assets exceeded the estimated economic value at September 30, 2005 and December 31, 2004 because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $703.7 million and $694.2 million, respectively.
Changes in net economic value are primarily driven by changing durations of assets and liabilities. Durations are primarily driven by changes in long- term rates. While short-term rates have risen about 150 basis points since year end, long-term rates are up by about 10 basis points. As noted in the table above, the estimated volatility in economic value of equity has changed positively from year end for a 100 basis point fall in interest rates as the customers’ economic incentive to prepay mortgage assets decreased and rates are farther away from assumed deposit rate floors. The increase in the +100 basis point scenario was due to a small extension in asset duration from 1.8 to 2.0 years.
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

At September 30, 2005 and December 31, 2004, FHLB advances outstanding totaled $2.1 billion and $2.6 billion, respectively. Webster Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.2 billion and $651.6 million at September 30, 2005 and December 31, 2004 respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $651 million at September 30, 2005 or used to collateralize other borrowings, such as repurchase agreements.
The main sources of liquidity at the holding company are dividends from Webster Bank, investment income and net proceeds from capital offerings and borrowings. The main uses of liquidity are the payment of dividends to common stockholders, repurchases of common stock, purchases of investment securities and the payment of interest on borrowings and capital securities. There are certain regulatory restrictions on the payment of dividends by Webster Bank to the holding company. At September 30, 2005, $202.8 million of retained earnings were available for the payment of dividends to the holding company. Webster also maintains $75 million in available revolving lines of credit with correspondent banks.
On July 23, 2002 and July 22, 2003, Webster announced stock buyback programs of 2.4 million shares and 2.3 million shares, respectively, or approximately 5 percent of its outstanding common stock as of each announcement date. Through September 30, 2005, Webster has repurchased 1,979,983 shares under the buyback programs, with 2,720,017 remaining shares to be repurchased. See additional information in Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.
Webster employees may vote their shares of Webster common stock held in the Company’s sponsored investment plans.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 37 through 38 under the caption “Asset/Liability Management and Market Risk”.
ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share	Programs	Programs

July 1-31, 2005	10,236	$47.55	10,236	2,795,061

August 1-31, 2005	31,222	46.40	31,222	2,763,839

September 1-30, 2005	43,822	44.51	43,822	2,720,017

Total	85,280	$45.57	85,280	2,720,017

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K filed within the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Bylaws, as amended effective April 19, 2004 (filed as Exhibit 3.3 to the Corporation’s Quarterly Report on Form 10-Q with the SEC on May 10, 2004 and incorporated herein by reference).

4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Corporation’s Registration Statement on Form S-3 (File No. 333-81563) filed with the SEC on September 25, 1999 and incorporated herein by reference).

4.2	Rights Agreement, dated as of February 5, 1996, between the Corporation and Chemical Mellon Shareholder Services, L.L.C. (filed as Exhibit 1 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 12, 1996 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, entered into as of November 4, 1996, by and between the Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as an exhibit to the Corporation’s Current Report on Form 8-K filed with the SEC on November 25, 1996 and incorporated herein by reference).

4.4	Amendment No. 2 to Rights Agreement, entered into as of October 30, 1998, between the Corporation and American Stock Transfer & Trust Company (filed as Exhibit 1 to the Corporation’s Current Report on Form 8-K filed with the SEC on October 30, 1998 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: November 8, 2005	By:	/s/ William J. Healy
William J. Healy Executive Vice President and Chief Financial Officer Principal Financial Officer