Form 10-K
period 2005-12-31
WEBSTER FINANCIAL CORP
filed 2006-03-10
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File Number: 001-31486
WEBSTER FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1187536 (I.R.S. Employer Identification No.)

Webster Plaza, Waterbury, Connecticut (Address of principal executive offices)	06702 (Zip Code)
Registrant’s telephone number, including area code: (203) 465-4364
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act – Not Applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☑ No ☐ .
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Yes ☐ No ☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12B-2). Large accelerated filer ☑                     Accelerated filer ☐                      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12B-2. Yes ☐ No ☑ .
The aggregate market value of voting and non-voting common equity held by non-affiliates of Webster Financial Corporation as of June 30, 2005 was $2,408,943,750.
The number of shares of common stock outstanding, as of February 24, 2006: 53,203,481.
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2006.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
WEBSTER FINANCIAL CORPORATION
2005 FORM 10-K ANNUAL REPORT

Forward Looking Statements
This Annual Report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from management expectations, projections and estimates. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of Webster’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting Webster’s operations, markets, products, services and prices. Such developments, or any combination thereof, could have an adverse impact on Webster’s financial position and results of operations.
PART I
ITEM 1. Business
General
Webster Financial Corporation (“Webster” or the “Company”), a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Delaware in 1986. Webster, on a consolidated basis, at December 31, 2005 had assets of $17.8 billion and shareholders’ equity of $1.6 billion. Webster’s principal assets are all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”), and Webster Insurance, Inc. (“Webster Insurance”). Webster, through its various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout southern New England and eastern New York State, and equipment financing, asset-based lending, mortgage origination and insurance premium financing throughout the United States. Webster Bank provides commercial banking, retail banking, health savings accounts (“HSAs”), consumer financing, mortgage banking, trust and investment services through 157 banking offices, 304 ATMs and its Internet website (www.websteronline.com). In 2004, Webster Bank converted from a federal savings bank to national bank charter, regulated by the Office of the Comptroller of the Currency. Webster’s common stock is traded on the New York Stock Exchange under the symbol “WBS”.
Webster’s mission statement is the foundation of our operating principles. Stated simply as “We Find A Way” to help individuals, families and businesses achieve their financial goals. The Company operates with a local market orientation and a vision to be the leading regional financial services provider in the markets we serve. Its operating objectives include developing customer relationships through cross-sale opportunities to fuel internal growth, increasing the products and services currently offered and expanding geographically in contiguous markets.
Webster facilitates cooperation across its business segments through its Sales Council, which consists of sales teams, organized by geography or industry specialty, that approach our markets to deliver the totality of Webster’s capabilities with a unified approach. These teams consist of members from each business segment, meet regularly to share opportunities, and call jointly on customers and prospects. Since creation of the Sales Council in 1999, cross-sell revenues from the teams have on average doubled every year.
Retail Banking
Retail Banking is the largest line of business within the Webster franchise and is dedicated to serving the needs of 400,000 consumer households and 60,000 small business customers in southern New England and eastern New York State. Our distribution network is comprised of 157 banking offices and 304 ATMs in Connecticut, Massachusetts, Rhode Island and New York. We also serve our customer base with a full range of telephone and internet banking services.
Webster’s Retail Segment is intent on growing its customer base through the acquisition of new relationships and the retention and expansion of existing customer relationships. There is a strong focus on core deposit growth, which provides a low-cost funding source for the bank in addition to an increasing stream of fee revenues. As of December 31, 2005, core deposits totaled $11.2 billion and increased $0.8 billion or 7.9% from the previous year. Revenue growth is also achieved by offering additional products and services to meet customer needs and deepen customer relationships. Webster’s successful execution of this strategy is evidenced by its #2 ranking in deposit market share in its primary market of Connecticut.

Retail Banking also includes the Business & Professional Banking division (“B&P”). B&P is focused on the development and delivery of a full array of credit and deposit-related products targeted to small businesses and professional services firms with annual revenue up to $10 million. B&P markets and sells to these customers through a combination of direct sales (‘Business Bankers’) and branch-delivered efforts. As of December 31, 2005, B&P loans totaled $713 million and deposits were $1.3 billion. This compares to $698 million in loans and $1.2 billion in deposits at December 31, 2004. Our small business lending effort is focused on those customers with borrowing needs from $25,000 to $2 million. Webster was recognized in 2005 by the Connecticut district of the Small Business Administration as the state’s leading bank SBA 504 lender; this was the third consecutive year Webster was recognized for this accomplishment.
An important element of Webster’s Retail growth strategy is disciplined de novo branch expansion in attractive markets. Eight branches were added to the network in 2005, adding $273 million in new deposits during the year, with a contiguous expansion into lower Fairfield County and Westchester County, New York. We also continued our expansion into Rhode Island and southeastern Massachusetts with additional branch openings to complement our market entry with the 2004 acquisition of FIRSTFED AMERICA BANCORP, INC. Through the de novo branch expansion program, a total of 19 de novo branches have been opened since 2002, adding a total of $572 million in deposits through December 31, 2005.
The rapidly rising costs of health care have fostered the increased popularity of high-deductible health insurance plans and health savings accounts. In September 2004, Webster agreed to acquire HSA Bank, the largest bank custodian of health savings accounts in the United States. The acquisition was completed in February 2005. At the time of the agreement, HSA Bank had approximately $95 million of health savings account deposits and at the date of completion of the acquisition HSA Bank had approximately $155 million in such deposits. During 2005, these deposits grew to $210 million and we expect them to continue to grow as the popularity of health savings accounts continues to increase.
Commercial Banking
Webster’s Commercial Banking group takes a direct relationship approach to providing lending, deposit and cash management services to middle-market companies in our four-state franchise territory and commercial real estate loans principally in the Northeast. Additionally, it serves as a primary referral source to our Insurance, Wealth Management and Retail operations. Asset-based lending is located primarily in the Northeast with a national presence, and equipment financing is provided to customers across the United States. This well diversified portfolio, which totaled $4.7 billion at December 31, 2005, up from $4.3 billion the prior year end, is maintained and monitored under a strategy designed to mitigate credit risk, while maximizing returns.
Middle-Market Banking
The Middle-Market Division delivers Webster’s full array of financial services to a diversified group of companies with revenues greater than $10 million, primarily privately held and located within southern New England. Typical loan facilities include lines of credit for working capital, term loans to finance purchases of equipment and commercial real estate loans for owner-occupied buildings. Unit and relationship managers within the Middle-Market Division average over 20 years of experience in their markets. The middle-market loan portfolio increased by 26.6% to a total portfolio of $1.3 billion at December 31, 2005 from a portfolio of $1.0 billion a year earlier.
Commercial Real Estate Lending
The Commercial Real Estate Division provides (primarily in Webster’s core markets) variable rate and fixed rate financing alternatives for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. Typically it lends on investment quality real estate, including apartments, anchored retail, industrial and office properties. Loan types include construction, construction mini-perm and permanent loans, in amounts that range from $2 million to $15 million and are diversified by property type and geographic location. The lending group consists of a team of professionals with a high level of expertise and experience. The majority of the lenders have more than 15 years of national lending experience in construction and permanent lending with major banks and insurance companies. The commercial real estate lending portfolio increased by 5.4% to a total portfolio of $1.8 billion at December 31, 2005 from $1.7 billion a year earlier.
Asset-Based Lending
Webster Business Credit Corporation (“WBCC”) is Webster Bank’s asset-based lending subsidiary with headquarters in New York, New York and regional offices in South Easton, Massachusetts; Chicago, Illinois; Atlanta, Georgia; Baltimore, Maryland; Memphis, Tennessee; and Hartford, Connecticut. Asset-based loans are generally secured by accounts receivable of the borrower and, in some cases, also include additional collateral such as inventories, property and equipment. The asset-based lending portfolio increased by 20.6% to a total portfolio of $661 million at December 31, 2005 from $548 million a year earlier.

Equipment Financing
Center Capital Corporation (“Center Capital”), an equipment financing subsidiary of Webster Bank, transacts business with end users of equipment, either by soliciting this business on a direct basis or through referrals from various equipment manufacturers, dealers and distributors with whom it has relationships. The equipment financing portfolio increased by 24.2% to a total portfolio of $780 million at December 31, 2005 from $628 million a year earlier, marking its fifth year of greater than 20 percent growth.
Center Capital markets its products nationally through a direct sales force of equipment financing professionals who are grouped by customer type or collateral-specific business line. During 2005, financing initiatives encompassed four distinct industry/equipment niches, each operating as a division: Construction and Transportation Equipment Financing, Environmental Equipment Financing, Machine Tool Equipment Financing and General Aviation Equipment Financing.
Within each division, Center Capital seeks to finance equipment that retains good value throughout the term of the underlying transaction. Little, if any, residual value risk is taken and, in many instances, financing terms cover only half of the financed equipment’s useful life. As such, and in exceptional instances where it is forced to repossess its collateral, that equipment may have value equal to or in excess of the defaulted contract’s remaining balance. All credit underwriting, contract preparation and closings, as well as servicing (including collections) are performed centrally at Center Capital’s headquarters in Farmington, Connecticut.
Insurance Premium Financing
Budget Installment Corporation (“BIC”), headquartered in Rockville Centre, New York, provides insurance premium financing products covering commercial property and casualty policies. Its dedicated staff of insurance premium financing professionals works directly with local, regional and national insurance agents and brokers to market BIC’s financing products to customers nationwide. BIC’s portfolio increased by 6.3% to a total portfolio of $85 million at December 31, 2005, from $80 million a year earlier.
Deposit and Cash Management Services
Webster offers a wide range of deposit and cash management services for clients ranging from sole proprietors to large corporations. For depository needs we offer products ranging from core checking and money market accounts, to treasury sweep options including repurchase agreements and euro dollar deposits. For clients with more sophisticated cash management needs, available services include ACH origination and payment services such as lockbox for receipts posting, positive pay for fraud control and controlled disbursement for cash forecasting. All of these services are available through our on-line banking system Webster Web-Link(tm), which uses image technology to provide online information to our clients.
Consumer Finance
Webster’s Consumer Finance division provides a convenient and competitive selection of residential first mortgages, home equity loans and direct installment lending programs through Webster Bank and its wholly-owned subsidiary, People’s Mortgage Company (“PMC”). Webster Bank’s loan distribution channels consist of the branch network, loan officers, call center, and third party licensed mortgage brokers. Additionally, loan products may be offered periodically through direct mail programs. The division also provides the convenience of the Internet for equity loan applications that are available in most states. PMC engages in mortgage banking activities throughout New England and the mid-Atlantic region.
Consumer loan products are underwritten in accordance with accepted industry guidelines including, but not limited to, the evaluation of the credit worthiness of the borrower(s) and collateral. Independent credit reporting agencies and the Fair Isaac scoring model and the analysis of personal financial information are utilized to determine the credit worthiness of potential borrowers. Also, the Consumer Finance division obtains and evaluates an independent appraisal of collateral value to determine the adequacy of the collateral.
Residential Mortgage and Mortgage Banking
Consumer Finance is dedicated to providing a full complement of residential mortgage loan products that are available to meet the financial needs of Webster’s customers. While the Company’s primary lending markets are Connecticut, southern New England and the mid-Atlantic region, we also lend nationally through our National Wholesale Lending Group. We offer customers products including conventional conforming and jumbo fixed rate loans, conforming and jumbo adjustable rate loans, Federal Housing Authority (“FHA”), Veterans Administration (“VA”) and state agency mortgage loans through the Connecticut Housing Finance Authority (“CHFA”). Various programs are offered to support the Community Reinvestment Act goals at the state level. Types of properties consist of one-to-four family residences, owner and non-owner occupied, second homes, construction, permanent and improved single family building lots. Customer loans are normally retained in the residential mortgage portfolio with servicing retained. Non-customer loans are sold in the secondary market on a servicing-released basis.

The National Wholesale Lending production is originated by approved licensed mortgage brokers located throughout the United States and is underwritten, closed and funded by Webster Bank. The majority of this production is sold into the secondary market on a servicing released basis. The National Wholesale channel is headquartered in Cheshire, Connecticut and has three other regional offices located outside of the state in Chicago, Illinois; Phoenix, Arizona; and Seattle, Washington.
PMC loan production is also originated by licensed professionals working in its regional locations. Loans are sold in the secondary market on a servicing-released basis.
Total residential mortgage originations for the group were $2.7 billion in 2005 and $2.6 billion in 2004. The total gain on sale of residential mortgages originated and sold in the secondary market was $11.1 million for 2005 and $10.9 million for 2004.
Consumer Loans
Webster Bank provides an array of consumer loan products to its customers. It concentrates on offering a range of products including home equity loans and lines of credit, as well as second mortgages and direct installment lending programs. There are no credit card loans in the consumer loan portfolio. The consumer loan portfolio grew 5.1% to $2.8 billion at December 31, 2005 from $2.6 billion a year earlier.
Credit Risk Management
Webster Bank manages and controls risk in its loan portfolio through adherence to consistent standards. Written credit policies establish underwriting standards, place limits on exposure and set other limits or standards as deemed necessary and prudent. Exceptions to the underwriting policies arise periodically, and to insure proper identification and disclosure, additional approval requirements and a tracking requirement for all qualified exceptions have been established. In addition, regular reports are made to senior management and the Board of Directors regarding the credit quality of the loan portfolio.
Risk Management, which is independent of the loan production areas, oversees the loan approval process, ensures adherence to credit policies and monitors efforts to reduce classified and nonperforming assets.
The Loan Review Department, which is independent of the loan production areas and loan approval, performs ongoing independent reviews of the risk management process, adequacy of loan documentation and assigns loan risk ratings. The results of its reviews are reported directly to the Audit Committee of the Board of Directors.
Insurance
Webster Insurance offers a full range of insurance products to both businesses and individuals. A regional insurance agency, Webster Insurance provides insurance products and services that include: commercial and personal property and casualty insurance; life, health, disability and long-term care insurance; annuities and investment products; third party worker’s compensation claims administration and risk management services. It is the largest insurance agency based in Connecticut and is headquartered in Wallingford with offices in several other Connecticut communities, including Westport, Waterford, Vernon, East Haven as well as an office in Harrison, New York. In 2004, as part of the FIRSTFED acquisition, Webster acquired FIRSTFED Insurance Agency, LLC, which provides insurance products in the Massachusetts and Rhode Island markets. For the year ended December 31, 2005, Webster Insurance’s revenue was $44.0 million, an increase of $0.5 million or 1.2% over the prior year.
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
Wealth and Investment Services
There are two business lines within Wealth and Investment Services providing investment and advisory services to affluent and high-net worth individuals and institutions. Webster Financial Advisors (“WFA”) targets high-net worth clients, not-for-profit organizations and business clients with investment management, trust, credit and deposit products and financial planning services. WFA takes a comprehensive view when dealing with clients in order to fully serve their short and long-term financial objectives. We offer proprietary and non-proprietary investment products through WFA and the J. Bush & Co. division. WFA provides several different levels of financial planning expertise including specialized services with our subsidiary, Fleming, Perry & Cox. At December 31, 2005 and 2004, there were approximately $2.4 billion and $1.9 billion of client assets under management and administration, of which $1.4 billion and $1.1 billion were under management, respectively. These assets are not included in the Consolidated Financial Statements.

Webster Investment Services, Inc. (“WIS”) offers securities services, including brokerage and investment advice, and is a registered investment advisor with over 100 registered representatives offering affluent customers an expansive array of investment products including stocks and bonds, mutual funds, managed accounts and annuities. Brokerage and online investing services are available for customers who prefer to access and manage their own investments. At December 31, 2005 and 2004, there were $1.5 billion and $1.3 billion of assets under administration, respectively. These assets are not included in the Consolidated Financial Statements.
For the year ended December 31, 2005, revenue for the combined business units was $23.2 million, an increase of $0.9 million or 4.3% over the prior year.
Information Technology Investment
During 2005, Webster converted its core systems processing to Fidelity Information Services, Inc. (“Fidelity”) platform, to provide information technology, application processing and item processing services under a ten-year agreement. Webster is using the new software for core data processing services, enhancing both capacity and speed for customer benefit in consumer, commercial, mortgage and small business accounts in Fidelity’s application service provider environment. The migration to the new technology platform was completed in the fourth quarter of 2005. Webster recognized one-time conversion and infrastructure costs of $8.1 million in 2005.
The new system will enhance sale and service delivery capabilities across Webster’s lines of business. Additionally, leveraging the processing capacity of Fidelity’s data centers will provide Webster with the ability to continue to grow and expand its customer base.
Business Segments
For segment reporting information, see Note 20 of Notes to Consolidated Financial Statements in Item 8 hereof.
Acquisitions
The Company’s growth and increased market share have been achieved through both internal growth and acquisitions. We continually evaluate acquisition opportunities that complement our mission statement. Acquisitions typically involve the payment of a premium over book and market values. Acquisitions commonly result in one-time charges against earnings for costs to close the transaction, although cost-savings, especially incident to in-market acquisitions, are achieved.
The following acquisition and sale transactions were completed during 2005. The results of operations of the acquired companies are included in the Consolidated Financial Statements for periods subsequent to the date of acquisition.
Eastern Wisconsin Bancshares, Inc.
On September 7, 2004, Webster announced its entry into the health savings account business through a definitive agreement to acquire Eastern Wisconsin Bancshares, Inc. (“EWBI”), the holding company for State Bank of Howards Grove (“State Bank”), headquartered in Howards Grove, Wisconsin. This transaction closed on February 28, 2005. The acquisition made Webster one of the largest custodians and administrators of health savings accounts in the United States. The purchase price was approximately $27 million in cash. State Bank had $163 million in assets and $144 million in deposits, including $95 million in health savings account deposits, at the time of the agreement. Health saving accounts totaled $155.4 million at the time of the closing in February 2005.
A definitive agreement was announced on February 8, 2005 whereby Webster would divest State Bank’s two retail branches and related loans and deposits and retain the health savings account operation. The health savings account division operates under the name of HSA Bank, a division of Webster Bank. The State Bank branch sale closed on April 15, 2005.
J. Bush & Co.
On June 29, 2005, Webster announced the completion of its acquisition of the assets of J. Bush & Co., a New Haven-based investment management firm. J. Bush & Co., which retained its name and operates as a division of Webster’s Wealth and Investment Advisors group, brought to Webster over $200 million in assets under management. These assets are not included in the Consolidated Financial Statements.

Subsidiaries
Webster’s direct subsidiaries include Webster Bank, Webster Insurance and Fleming, Perry & Cox, Inc. Webster also owns all of the outstanding common stock in the following unconsolidated financial vehicles that have issued trust preferred securities: Webster Capital Trust I and II, Webster Statutory Trust I, People’s Bancshares Capital Trust II and Eastern Wisconsin Bancshares Capital Trust I and II. See Notes 14 and 21 of Notes to Consolidated Financial Statements for additional information.
The following is a brief description of Webster Bank and its principal direct and indirect subsidiaries.
Retail Banking
Webster Bank is the primary source of retail activity within the consolidated group. Webster Bank provides banking services through 157 banking offices, 304 ATMs and the Internet. Insurance activities are conducted through Webster Insurance. Residential mortgage origination activity is conducted through both Webster Bank and People’s Mortgage Corporation.
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
Investment Planning and Securities Brokerage Activities
Brokerage and investment products are offered by Webster Investment Services, which is also a registered investment advisor. Fleming, Perry & Cox, Inc., a subsidiary of Webster, provides financial planning services for high net worth individuals.
Other Subsidiaries
Webster Mortgage Investment Corporation is a passive investment subsidiary whose primary function is to provide servicing on passive investments, such as residential and commercial mortgage loans purchased from Webster Bank. Webster Preferred Capital Corporation is a real estate investment trust, which acquires, holds and manages mortgage assets, principally residential mortgage loans acquired from Webster Bank. Additionally, Webster has various other subsidiaries that are not significant to the consolidated entity.
Executive Officers of the Registrant
See Part III, Item 10 of this Form 10-K for information about our executive officers.
Employees
At December 31, 2005, Webster had 3,181 full-time equivalent employees including 426 part-time and other employees. The turnover rate for 2005 was 24.2%. None of the employees was represented by a collective bargaining group. Webster maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan and an employee 401(k) investment plan. Management considers relations with its employees to be good. See Note 18 of Notes to Consolidated Financial Statements contained elsewhere within the Report for additional information on certain benefit programs.
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
Supervision and Regulation
Webster is a bank holding company and is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act (“BHCA”). As such, the Federal Reserve is Webster’s primary federal regulator, and Webster is subject to extensive regulation, supervision and examination by the Federal Reserve. Webster is subject to the capital adequacy guidelines of the Federal Reserve, which are applied on a consolidated basis. These guidelines require bank holding companies having the highest regulatory ratings for safety and soundness to maintain a minimum ratio of Tier 1 capital to total average assets (or “leverage ratio”) of 3%. All other bank holding companies are required to maintain an additional capital cushion of 100 to 200 basis points. The Federal Reserve capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. At December 31, 2005, Webster was well capitalized under the capital adequacy guidelines. The Federal Reserve also may set higher minimum capital requirements for a bank holding company whose circumstances warrant it, such as a bank holding company anticipating significant growth. The Federal Reserve has not advised Webster that it is subject to any special capital requirement.
Any bank holding company that fails to meet the minimum capital adequacy guidelines applicable to it is considered to be undercapitalized and is required to submit an acceptable plan to the Federal Reserve to achieve capital adequacy. The Federal Reserve considers a bank holding company’s capital ratios and other indicators of capital strength when evaluating proposals to expand banking or nonbanking activities, and it may restrict the ability of an undercapitalized bank holding company to pay dividends to its shareholders.
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
Webster Bank is a national association chartered by the Office of the Comptroller of the Currency (“OCC”). The OCC is its primary federal regulator, and it is subject to extensive regulation, supervision, and examination by the OCC. In addition, as to certain matters, Webster Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve. Webster Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the OCC that are similar to those applicable to Webster. At December 31, 2005, Webster Bank was in compliance with all minimum capital requirements. There also are substantial regulatory restrictions on Webster Bank’s ability to pay dividends to Webster. Under OCC regulations, Webster Bank may pay dividends to Webster without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income for the calendar year to date plus retained net income for the preceding two years. At December 31, 2005, Webster Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends to Webster of $186.8 million without the prior approval of the OCC. Its deposits are insured up to regulatory limits by the FDIC and are subject to corresponding deposit insurance assessments to maintain the FDIC insurance funds.

Any bank that is less than well-capitalized is subject to certain mandatory prompt corrective actions by its primary federal regulatory agency, as well as other discretionary actions, to resolve its capital deficiencies. The severity of the actions required to be taken increases as the bank’s capital position deteriorates. A bank holding company must guarantee that a subsidiary bank will meet its capital restoration plan, up to an amount equal to 5% of the subsidiary bank’s assets or the amount required to meet regulatory capital requirements, whichever is less. In addition, under Federal Reserve policy, a bank holding company is expected to serve as a source of financial strength for, and to commit financial resources to support its subsidiary banks. Any capital loans made by a bank holding company to a subsidiary bank are subordinated to the claims of depositors in the bank and to certain other indebtedness of the subsidiary bank. In the event of the bankruptcy of a bank holding company, any commitment by the bank holding company to a federal banking regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and would be entitled to priority of payment.
Webster Bank is authorized by the OCC to engage in trust activities subject to the OCC’s regulation, supervision, and examination. Webster Bank provides trust and related fiduciary services to its customers. Webster Investment Services, Inc. (“WIS”) is registered as a broker-dealer and investment advisor and is subject to extensive regulation, supervision, and examination by the Securities and Exchange Commission (“SEC”). Fleming, Perry and Cox (“Fleming”) is registered as an investment advisor and is subject to extensive regulation, supervision and examination by the SEC. WIS and Fleming also are members of the National Association of Securities Dealers, Inc. (“NASD”) and are subject to its regulation. WIS is authorized to engage as a broker-dealer and Webster Bank is authorized to engage as an underwriter of municipal securities, and as such they are subject to regulation by the Municipal Securities Rulemaking Board. Webster Insurance is a licensed insurance agency with offices in the state of Connecticut and New York and is subject to registration and supervision by the State of Connecticut Department of Insurance.
Transactions between Webster Bank and its affiliates, including Webster, are governed by sections 23A and 23B of the Federal Reserve Act and Federal Reserve regulations thereunder. Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and by requiring that such transactions be on terms that are consistent with safe and sound banking practices. Sections 23A and 23B also regulate transactions by a bank with its financial subsidiaries that it may operate as a result of the expanded authority granted under GLBA.
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
Beginning in March 2005, home mortgage lenders, including banks, were required under the Home Mortgage Disclosure Act to make available to the public expanded information regarding the pricing of home mortgage loans, including the “rate spread” between the interest rate on loans and certain Treasury securities and other benchmarks. The availability of this information has led to increased scrutiny of higher-priced loans at all financial institutions to detect illegal discriminatory practices and to the initiation of a limited number of investigations by federal banking agencies and the U.S. Department of Justice. Webster has no information that it or its affiliates is the subject of any investigation.
The Bankruptcy Abuse Prevention and Consumer Protection Act amended the U.S. Bankruptcy Code effective October 17, 2005. Under the new law, the ability of consumers to discharge their debts in bankruptcy is limited by a needs-based test, and more debtors than in the past are expected to enter into repayment programs with their creditors. The law also provides for pre-bankruptcy credit counseling, limits certain homestead exemptions, limits the discharge of debt incurred for the purchase of certain luxury items, and extends from 6 years to 8 years the minimum time between successive bankruptcy discharges.
The Federal Deposit Insurance Reform Act of 2005 was signed into law on February 8, 2006 and gives the FDIC increased flexibility in assessing premiums on banks and savings associations, including Webster Bank, to pay for deposit insurance and in managing its deposit insurance reserves. This replaces the current system, under which the FDIC is prohibited from assessing a premium on the best risk-rated banks and thrifts as long as the ratio of reserves to insured deposits in the appropriate insurance fund is more than 1.25%, but is required to assess a significant premium to quickly restore the reserve ratio when is falls below this mark. The reform legislation provides a credit to all insured institutions, based on the amount of their insured deposits at year-end 1996, to offset the premiums that they may be assessed, combines the FDIC’s Bank Insurance Fund and Savings Association Insurance Fund to form a single Deposit Insurance Fund, increases deposit insurance to $250,000 for Individual Retirement Accounts, and authorizes inflation-based increases in deposit insurance on other accounts every 5 years, beginning in 2011. The FDIC also is directed to conduct studies regarding further deposit insurance reform.
Periodic disclosures by companies in various industries of the loss or theft of computer-based nonpublic customer information has led to the introduction in Congress of several bills to establish national standards for the safeguarding of such information and the disclosure of security breaches. Several committees of both houses of Congress have announced plans to conduct hearings on data security and related issues.
During 2005, several states’ Attorneys General, including the Attorneys General of the states of New York and Connecticut, continued investigations and enforcement actions against a number of insurance brokers. These matters generally involved allegations that the insurance brokers had undisclosed conflicts of interest and made recommendations to clients concerning the purchase of insurance that was not the clients’ best interests. Recent settlement agreements entered into between insurance brokers and some Attorneys General typically included significant penalties and the imposition of disclosure requirements on the broker. Webster is not aware that it has been the subject of any such investigation.
During 2005, the National Association of Insurance Commissioners (the “NAIC”) also issued a proposed Compensation Disclosure Amendment to its 2004 Producer Licensing Model Act. In June 2005, the first section of this Model Act was accepted and reaffirmed but the second section, which proposed requiring all insurance producers to make additional disclosures, was dropped from the final recommended model. While individual state insurance commissioners are not required to accept and implement any proposed NAIC guidelines, they are encouraged to conform.

Bills with varying provisions relating to producer compensation disclosure were also introduced in a number of states during 2005. Some states introduced bills based on the NAIC model. Other states, like Connecticut, adopted legislation that required more disclosures than the NAIC model. The Insurance Producer Compensation Disclosure Act adopted by the State of Connecticut on June 2, 2005, prohibits an insurance broker who receives compensation from the customer for the initial placement of insurance from also receiving compensation from the insurance company or other third party for that placement of insurance unless the broker has provided the prescribed disclosure to the customer and obtained the customer’s consent. This legislation became effective on October 1, 2005.
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
Statistical Disclosure
The information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page
I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differentials	23, 24
II.	Investment Portfolio	30, 57-61
III.	Loan Portfolio	30-32, 61,62
IV.	Summary of Loan Loss Experience	34, 35, 63
V.	Deposits	68, 69
VI.	Return on Equity and Assets	19
VII.	Short-Term Borrowings	69-71
ITEM 1A. Risk Factors
An investment in Webster’s common stock is subject to various risks inherent in its business. The material risks and uncertainties that management believes affect the Company are described below. The risks and uncertainties described below are not the only ones facing the Webster. Additional risks and uncertainties that management is not aware of, or that it currently deems immaterial, may also impair business operations.
If any of the following risks actually occur, Webster’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Webster’s common stock could decline significantly.
Webster’s Business Strategy Of Growth Through Acquisitions Could Have An Impact On Its Earnings And Results Of Operations That May Negatively Impact The Value Of The Company’s Stock
In recent years, Webster has focused, in part, on growth through acquisitions. In fiscal 2005, Webster acquired two businesses. In February 2005, Webster Bank completed the acquisition of Eastern Wisconsin Bancshares, Inc., the holding company for State Bank of Howards Grove, headquartered in Howards Grove, Wisconsin. Webster sold the two branches of the State Bank and retained the health savings account business which operates as a division of Webster Bank under the name of HSA Bank. In June 2005, Webster acquired the assets and employees of J. Bush & Co., a New Haven based investment management firm which operates as a division of Webster’s Wealth and Investment Advisors group.
From time to time in the ordinary course of business, Webster engages in preliminary discussions with potential acquisition targets. As of the date of this filing, there are no binding or definitive agreements, plans, arrangements or understandings for any such acquisitions by Webster. The consummation of any future acquisitions may dilute stockholder value.
Although our business strategy emphasizes internal expansion combined with acquisitions, there can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into our existing operations or expand into new markets. There can be no assurance that acquisitions will not have an adverse effect upon our operating results while the operations of the acquired businesses are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by our existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of the Webster’s stock.

The Company Operates In A Highly Competitive Industry and Market Area
Webster faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Webster can.
The ability of Webster to compete successfully depends on a number of factors, including, among other things:
•	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•	The ability to expand our market position.

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	The rate at which Webster introduces new products and services relative to its competitors.

•	Customer satisfaction with Webster’s level of service.

•	Industry and general economic trends.
Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect the growth and profitability, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.
Webster’s Business Strategy Of Shifting Its Asset Mix To Reduce The Residential Mortgage Loan Portfolio And Increase Commercial And Consumer Loans Involves Risks
In recent years, Webster has focused on shifting its asset mix to reduce the residential mortgage loan portfolio and increase commercial and consumer loans. At the end of 2005, commercial loans were $4.7 billion, including commercial and industrial loans at $2.9 billion, up 11 percent from a year ago, and commercial real estate loans at $1.8 billion, up 5 percent. Consumer loans, primarily home equity loans and lines, increased 5 percent to $2.8 billion at December 31, 2005 compared to $2.6 billion a year ago. Commercial, commercial real estate and consumer loans comprised 61 percent of total loans at December 31, 2005 compared to 59 percent a year ago. Commercial and consumer lending typically results in greater yields than traditional residential mortgage lending; however, it also entails more credit risk. Generally speaking, the losses on commercial and consumer portfolios are more volatile and less predictable than residential mortgage lending, and, consequently, the credit risk associated with such portfolios is higher.
Webster’s Allowance For Credit Losses May Be Insufficient
Webster maintains an allowance for credit losses, which is established through a provision for credit losses charged to expense, that represents management’s best estimate of probable losses that could be incurred within the existing portfolio of loans and unfunded credit commitments. The allowance, in the judgment of management, is necessary to reserve for estimated credit losses and risks inherent in the loan portfolio and unfunded commitments. The level of the allowance reflects management’s continuing evaluation of: industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires Webster to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of Webster’s control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review Webster’s allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, Webster will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Webster’s financial condition and results of operations. See the section captioned “Allowance for Credit Losses” in Item 7. of Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in the Report for further discussion related to the process for determining the appropriate level of the allowance for credit losses.

Changes In Interest Rates Could Impact Webster’s Earnings And Results Of Operations Which Could Negatively Impact The Value Of Webster’s Stock
Webster’s consolidated results of operations depend, to a large extent, on the level of its net interest income, which is the difference between interest income from interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. If interest-rate fluctuations cause the cost of interest-bearing liabilities to increase faster than the yield on interest-earning assets, then net interest income for Webster will decrease. If the cost of interest-bearing liabilities declines faster than the yield on interest earning assets, then net interest income for Webster will increase.
Webster measures its interest-rate risk using simulation analyses with particular emphasis on measuring changes in net income and net economic value in different interest-rate environments. The simulation analyses incorporate assumptions about balance sheet changes, such as asset and liability growth, loan and deposit pricing and changes due to the mix and maturity of such assets and liabilities. Other key assumptions relate to the behavior of interest rates and spreads, prepayments of loans and the run-off of deposits. These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies.
While various monitors of interest-rate risk are employed, Webster is unable to predict future fluctuations in interest rates or the specific impact thereof. The market values of most of our financial assets are sensitive to fluctuations in market interest rates. Fixed-rate investments, mortgage-backed securities and mortgage loans typically decline in value as interest rates rise. Prepayments on mortgage-backed securities may adversely affect the value of such securities and the interest income generated by them.
Changes in interest rates can also affect the amount of loans that we originate, as well as the value of our loans and other interest-earning assets and our ability to realize gains on the sale of such assets and liabilities. Prevailing interest rates also affect the extent to which our borrowers prepay their loans. When interest rates increase, borrowers are less likely to prepay their loans, and when interest rates decrease, borrowers are more likely to prepay loans. Funds generated by prepayments might be reinvested at a less favorable interest rate. Prepayments may adversely affect the value of mortgage loans, the levels of such assets that we retain in our portfolio, net interest income, loan servicing income and capitalized servicing rights.
Increases in interest rates might cause depositors to shift funds from accounts that have a comparatively lower cost, such as regular savings accounts, to accounts with a higher cost, such as certificates of deposit. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, the net interest income will be negatively affected. Changes in the asset and liability mix may also affect the net interest income.
Webster Is Subject To Extensive Government Regulation and Supervision
Webster, primarily through Webster Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect Webster’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Webster in substantial and unpredictable ways. Such changes could subject Webster to additional costs, limit the types of financial services and products Webster may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on Webster’s business, financial condition and results of operations. While Webster has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1. of this report for further information.
Webster’s Controls and Procedures May Fail or Be Circumvented
Management regularly reviews and updates Webster’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on Webster’s business, results of operations and financial condition.

New Lines of Business or New Products and Services May Subject Webster to Additional Risks
From time to time, Webster may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, Webster may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of Webster’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on Webster’s business, results of operations and financial condition.
Webster May Not Pay Dividends If It Is Not Able To Receive Dividends From Its Subsidiary, Webster Bank
Cash dividends from Webster Bank and our liquid assets are Webster’s principal sources of funds for paying cash dividends on our common stock. Unless we receive dividends from Webster Bank or choose to use our liquid assets, we may not be able to pay dividends. Webster Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements.
Webster’s main sources of liquidity are dividends from Webster Bank, investment income and net proceeds from capital offerings and borrowings. The main uses of liquidity are purchases of investment securities, the payment of dividends to common stockholders, repurchases of Webster’s common stock, and the payment of interest on borrowings and capital securities. There are certain regulatory restrictions on the payment of dividends by Webster Bank to Webster. See Note 15 of Notes to Consolidated Financial Statements contained elsewhere within this Report for further information on such dividend restrictions.
Webster May Not Be Able To Attract and Retain Skilled People
Webster’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by Webster can be intense and we may not be able to hire people or to retain them. The unexpected loss of services of one or more of Webster’s key personnel could have a material adverse impact on the business because of their skills, knowledge of the market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. Webster does not currently have employment agreements with any of its executive officers.
Webster’s Information Systems May Experience An Interruption Or Breach In Security
Webster relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the customer relationship management, general ledger, deposit, loan and other systems. While Webster has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of information systems could damage Webster’s reputation, result in a loss of customer business, subject Webster to additional regulatory scrutiny, or expose Webster to civil litigation and possible financial liability, any of which could have a material adverse effect on Webster’s financial condition and results of operations.
Webster Continually Encounters Technological Change
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Webster’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of Webster’s competitors have substantially greater resources to invest in technological improvements. Webster may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on Webster’s business and, in turn, its financial condition and results of operations.

Webster Is Subject To Claims and Litigation Pertaining To Fiduciary Responsibility
From time to time, customers make claims and take legal action pertaining to Webster’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to Webster’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to Webster they may result in significant financial liability and/or adversely affect the market perception of Webster and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on Webster’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.
ITEM 1B. Unresolved Staff Comments
Webster has no unresolved comments from the SEC staff.
ITEM 2. Properties
At December 31, 2005, Webster Bank had 157 banking offices, which includes: 34 banking offices, including its main office, in New Haven County; 48 banking offices in Hartford County; 21 banking offices in Fairfield County; 9 banking offices in Litchfield County; 4 banking offices in Middlesex County; 2 banking offices in Tolland County and 3 banking offices in New London County. It also maintains 6 banking offices in New York State, 21 in Massachusetts and 9 in Rhode Island. Of the 157 offices, 68 offices are owned and 89 offices are leased. Lease expiration dates range from 1 to 82 years with renewal options of 2 to 35 years. Webster Financial Advisors, headquartered in Stamford, Connecticut, has offices in Hartford, New Haven, Waterbury and Providence, Rhode Island. The National Wholesale Lending Group is headquartered in Cheshire, Connecticut and maintains regional offices in Chicago, Illinois; Phoenix, Arizona; and Seattle, Washington.
Subsidiaries maintain the following offices: Webster Insurance is headquartered in Wallingford, Connecticut and has offices in East Haven, Vernon, Waterford and Westport, Connecticut and in Harrison, New York. Webster Investment Services, Inc. is headquartered in Kensington, Connecticut with sales offices located throughout Webster’s branch network. Center Capital has offices in Blue Bell, Pennsylvania; Schaumburg, Illinois; Brookfield, Connecticut and is headquartered in Farmington, Connecticut. WBCC is headquartered in New York, New York with offices in Atlanta, Georgia; South Easton, Massachusetts; Chicago, Illinois, Baltimore, Maryland; Memphis, Tennessee; and Hartford, Connecticut. BIC is headquartered in Rockville Centre, New York. Peoples Mortgage Corporation has offices in South Easton, Andover and Wellesley, Massachusetts; Hamden, Connecticut; Severna Park, Rockville and Towson, Maryland.
The total net book value of properties and equipment owned at December 31, 2005 was $182.9 million. See Note 8 of Notes to Consolidated Financial Statements elsewhere in the Report for additional information.
ITEM 3. Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incident to the registrant’s business, to which Webster is a party or of which any of its property is subject.
ITEM 4. Submission of Matters to a Vote of Security Holders
During the fourth quarter of 2005, no matters were submitted to a vote of Webster security holders.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The common shares of Webster trade on the New York Stock Exchange under the symbol “WBS”.
The following table sets forth for each quarter of 2005 and 2004 the intra-day high and low sales prices per share of common stock as reported by the NYSE and the cash dividend declared per share. On February 24, 2006, the closing market price of Webster common stock was $47.45. Webster increased its quarterly dividend to $0.25 per share in the second quarter of 2005.
Common Stock (per share)

	Market Price		Dividends
2005	High	Low	Declared

First quarter	$50.65	$43.52	$0.23
Second quarter	47.84	43.10	0.25
Third quarter	49.24	43.84	0.25
Fourth quarter	48.97	43.23	0.25

	Market Price		Dividends
2004	High	Low	Declared

First quarter	$52.15	$45.15	$0.21
Second quarter	51.29	41.35	0.23
Third quarter	50.24	45.22	0.23
Fourth quarter	51.56	46.45	0.23
Holders
Webster had 10,604 holders of record of common stock and 53,203,481 shares outstanding on February 24, 2006. The number of shareholders of record was determined by American Stock Transfer and Trust Company.
Dividends
The payment of dividends is subject to various restrictions, none of which is expected to limit any dividend policy that the Board of Directors may in the future decide to adopt. Payment of dividends to Webster from Webster Bank is subject to certain regulatory and other restrictions. Under OCC regulations, Webster Bank may pay dividends to Webster without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. At December 31, 2005, Webster Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of $186.8 million to Webster without the prior approval of the OCC.
If the capital of Webster is diminished by depreciation in the value of its property or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, no dividends may be paid out of net profits until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets has been repaired. See “Supervision and Regulation” section contained elsewhere within the Report for additional information on dividends.

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

			Number of Shares
			Purchased of Total	Maximum Number of
			That were Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs

October 1-31, 2005	139,673	$45.66	139,673	2,580,344
November 1-30, 2005	186,100	45.81	186,100	2,394,244
December 1-31, 2005	96,948	47.98	96,948	2,297,296

Total	422,721	$46.26	422,721	2,297,296
Other Events
The annual meeting of shareholders will be held on Thursday, April 20, 2006 at the Courtyard by Marriott, 63 Grand Street, Waterbury, Connecticut 06702.

ITEM 6. Selected Financial Data

	At or for year ended December 31,
(In thousands, except per share data)	2005	2004	2003	2002	2001

STATEMENT OF CONDITION
Total assets	$17,836,562	17,020,597	14,568,690	13,468,004	11,857,382
Loans, net	12,138,800	11,562,663	9,091,135	7,795,835	6,725,993
Securities	3,700,585	3,724,019	4,302,181	4,124,997	3,999,133
Goodwill and intangible assets	698,570	694,165	330,929	297,359	320,051
Deposits	11,631,145	10,571,288	8,372,135	7,606,122	7,066,471
FHLB advances and other borrowings	4,377,297	4,698,833	4,936,393	4,455,669	3,533,364
Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts (a)	—	—	—	121,255	150,000
Preferred stock of subsidiary corporation	9,577	9,577	9,577	9,577	9,577
Shareholders’ equity	1,647,226	1,543,974	1,152,895	1,035,458	1,006,467

STATEMENT OF INCOME
Interest income	$871,847	732,108	658,718	692,034	757,235
Interest expense	354,506	263,947	245,199	286,306	389,756

Net interest income	517,341	468,161	413,519	405,728	367,479
Provision for credit losses	9,500	18,000	25,000	29,000	14,400
Other noninterest income	217,252	205,394	213,909	162,195	151,477
Gain on sale of securities, net	3,633	14,313	18,574	23,377	10,621
Noninterest expenses	455,570	447,137	377,982	328,323	310,737

Income before income taxes, and cumulative effect of change in accounting method	273,156	222,731	243,020	233,977	204,440
Income taxes	87,301	68,898	79,772	73,965	68,834

Income before cumulative effect of change in accounting method	185,855	153,833	163,248	160,012	135,606
Cumulative effect of change in accounting method (net of taxes)	—	—	—	(7,280)	(2,418)

Net income	$185,855	153,833	163,248	152,732	133,188

Per Share Data
Net income per share — basic	$3.47	3.05	3.58	3.21	2.71
Net income per share — diluted	3.43	3.00	3.52	3.16	2.68
Dividends declared per common share	0.98	0.90	0.82	0.74	0.67
Book value per common share	30.70	28.79	24.91	22.69	20.48
Tangible book value per common share	18.03	16.30	18.18	16.64	14.65

Diluted weighted-average shares	54,236	51,352	46,362	48,392	49,743

Key Performance Ratios
Return on average assets	1.06%	0.94	1.15	1.22	1.15
Return on average shareholders’ equity	11.52	11.14	15.16	14.78	13.88
Net interest margin	3.29	3.11	3.14	3.50	3.48
Interest-rate spread	3.25	3.09	3.10	3.43	3.38
Noninterest income as a percentage of total revenue	29.92	31.94	35.99	31.38	30.61
Average shareholders’ equity to average assets	9.23	8.40	7.58	8.24	8.32
Dividend payout ratio	28.57	30.00	23.30	23.42	25.00

Asset Quality Ratios
Allowance for credit losses/total loans	1.27%	1.28	1.32	1.48	1.43
Allowance for loan losses/total loans	1.19	1.28	1.32	1.48	1.43
Net charge-offs/average loans	0.03	0.10	0.25	0.18	0.14
Nonperforming loans/total loans	0.55	0.31	0.41	0.55	0.84
Nonperforming assets/total assets	0.41	0.23	0.29	0.37	0.53

(a)	Webster adopted FIN 46R on December 31, 2003, and in accordance with its provisions, deconsolidated the capital trusts and reported the associated liabilities as other long-term debt. Commencing in 2004, the costs have been reclassified from noninterest expenses to interest expense.

Selected Quarterly Consolidated Financial Information
Selected quarterly data for 2005 and 2004 follows:

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2005:
Interest income	$202,418	212,615	223,141	233,673
Interest expense	74,186	82,780	93,529	104,011

Net interest income	128,232	129,835	129,612	129,662
Provision for credit losses	3,500	2,000	2,000	2,000
Other noninterest income	52,272	52,938	54,839	57,203
Gain on sale of securities, net	756	710	1,141	1,026
Noninterest expenses	107,774	113,505	114,932	119,359

Income before income taxes	69,986	67,978	68,660	66,532
Income taxes	22,491	21,720	22,058	21,032

Net income	$47,495	46,258	46,602	45,500

Net income per common share:
Basic	$.89	.86	.87	.85

Diluted	.88	.85	.86	.84

2004:
Interest income	$164,269	176,385	192,752	198,702
Interest expense	58,463	62,918	71,464	71,102

Net interest income	105,806	113,467	121,288	127,600
Provision for credit losses	5,000	5,000	4,000	4,000
Other noninterest income	49,223	51,462	53,257	51,452
Gain (loss) on sale of securities, net	5,500	5,616	5,843	(2,646)
Noninterest expenses	92,141	97,179	103,769	154,048

Income before income taxes	63,388	68,366	72,619	18,358
Income taxes	21,065	22,523	23,258	2,052

Net income	$42,323	45,843	49,361	16,306

Net income per common share:
Basic	$.92	.92	.93	.31

Diluted	.90	.91	.92	.30

The fourth quarter of 2004 was impacted by the $750 million balance sheet de-leveraging transaction. Loss on sale of securities includes $4.0 million of losses related to the de-leveraging and non-interest expenses include $45.8 million of debt prepayment expenses. As a result, net income was reduced by $32.4 million, or $0.63 per diluted common share, after taxes.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements of Webster Financial Corporation and the Notes thereto included elsewhere in the Report (collectively, the “Financial Statements”).
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management believes that our most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:
Allowance for Credit Losses
Arriving at an appropriate level of allowance for credit losses involves a high degree of judgment. The allowance for credit losses, which comprises the allowance for loan losses and the reserve for unfunded credit commitments, provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio and in unfunded credit commitments. To assess the adequacy of the allowance, management considers historical information as well as the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for credit losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the methodology of assessing the adequacy of the allowance for credit losses, see the “Asset Quality” section elsewhere within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Valuation of Goodwill/Intangible Assets and Analysis for Impairment
Webster, in part, has increased its market share through acquisitions, as well as from the purchase of other financial institutions’ branches and selected assets (not the entire institution). These acquisitions have been accounted for under the purchase method which requires that assets acquired and liabilities assumed be recorded at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques including multiples of revenue, price/equity and price/earnings ratios.
Income Taxes
Certain aspects of income tax accounting require management judgment, including determining the expected realization of deferred tax assets for inclusion in the Consolidated Statements of Condition. Such judgments are subjective and involve estimates and assumptions about matters that are inherently uncertain. Should actual factors and conditions differ materially from those used by management, the actual realization of the net deferred tax assets could differ materially from the amounts recorded in the financial statements.
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
Deferred tax liabilities represent items that will require a future tax payment. They generally represent tax expense recognized in our financial statements for which payment has been deferred, or a deduction taken on our tax return but not yet recognized as an expense in our financial statements. Deferred tax liabilities are also recognized for certain “non-cash” items such as certain acquired intangible assets subject to amortization which results in a future financial statement expenses that are not deductible for tax purposes.
For more information about income taxes, see Note 9 of Notes to Consolidated Financial Statements included elsewhere within this Report.
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

Results of Operations
Summary
Net income was $185.9 million or $3.43 per diluted share in 2005, compared with $153.8 million or $3.00 per diluted share in the prior year, which included a $32.4 million after tax, or $0.63 per share, charge in conjunction with a balance sheet de-leveraging program.
Results for 2005 reflect our commitment to core operating principles which focuses on growing loans and deposits, while reducing our exposure to rising interest rates by paying down borrowings and increasing tangible capital. The 2005 net interest margin improvement of 18 basis points to 3.29% from 3.11% in the prior year, was due to the benefit of a balance sheet de-leveraging program in the fourth quarter of 2004, and the growth in earning assets in 2005. Average earning assets increased $778.3 million or 5.1% with all the growth occurring in higher yielding loans and loans held for sale.
Noninterest income increased by $1.2 million, or 1.0%, in 2005 due to increases in deposit service fees of $8.2 million, or 10.6%, loan related fees of $4.7 million, or 16.3%, and wealth and investment services of $0.9 million, or 4.3%. These increases were partially offset by a reduction of $10.7 million in gains on sales of securities. The reduced level of security gains is consistent with Webster’s emphasis on achieving high quality earnings.
Noninterest expenses increased $8.4 million to $455.6 million from a year ago. Adjusting for $45.8 million of debt prepayment expenses incurred in connection with the de-leveraging in 2004, expenses increased $54.2 million or 13.5%. The increase reflects the impact of acquisitions, investments in customer contact personnel, other employee-related costs and investments in technology to support the new core systems. Expenses related to Webster’s core conversion equated to $0.10 per share for the full year 2005.

	At or for the years ended December 31,
(Dollars in thousands, except per share data)	2005	2004	2003

Earnings
Net interest income	$517,341	468,161	413,519
Total noninterest income	220,885	219,707	232,483
Total noninterest expenses	455,570	447,137	377,982
Net income	185,855	153,833	163,248

Common Share Data
Net income (diluted)	$3.43	3.00	3.52
Dividends declared	0.98	0.90	0.82
Book value	30.70	28.79	24.91
Tangible book value	18.03	16.30	18.18

Diluted shares (average)	54,236	51,352	46,362

Selected Ratios
Return on average assets	1.06%	0.94	1.15
Return on average shareholders’ equity	11.52	11.14	15.16
Net interest margin	3.29	3.11	3.14
Efficiency ratio (a)	61.71	65.00	58.51
Tangible capital ratio	5.54	5.21	5.77

(a)	Total noninterest expense as a percentage of net interest income plus total noninterest income.

     Table 1: Three-year average balance sheet and net interest margin.

	Year ended December 31,
	2005					2004					2003
	Average			Average		Average			Average		Average			Average
(Dollars in thousands)	Balance	Interest		Yields		Balance	Interest		Yields		Balance	Interest		Yields

Loans (a)	$11,930,776	689,048	(b)	5.78%		$10,719,446	547,308	(b)	5.11%		$8,756,883	460,677	(b)	5.26%
Loans held for sale	232,695	12,945		5.56		129,945	6,682		5.14		292,514	15,409		5.27
Securities	3,806,289	178,106		4.68	(c)	4,331,385	183,028		4.23	(c)	4,177,490	184,007		4.45	(c)
Short-term investments	19,982	537		2.69		30,651	390		1.27		25,588	250		0.98

Total interest-earning assets	15,989,742	880,636		5.50	(c)	15,211,427	737,408		4.85	(c)	13,252,475	660,343		5.00	(c)
Other assets	1,484,723					1,234,124					951,575

Total assets	$17,474,465					$16,445,551					$14,204,050

Demand deposits	$1,449,596	—		—		$1,255,897	—		—		$1,010,952	—		—
Savings, NOW, money market deposit accounts	5,633,897	66,226		1.18%		5,286,637	47,683		0.90%		4,282,536	41,519		0.97%
Certificates of deposits	4,215,801	122,211		2.90		3,162,939	72,923		2.31		2,677,863	69,792		2.61

Total deposits	11,299,294	188,437		1.67		9,705,473	120,606		1.24		7,971,351	111,311		1.40
FHLB advances	2,256,216	78,623		3.48		2,774,287	82,092		2.96		2,395,814	88,845		3.71
Fed funds and repurchase agreements	1,520,086	43,842		2.88		1,828,266	24,342		1.33		2,218,799	26,108		1.18
Other long-term debt	673,562	43,604		6.47		652,975	36,907		5.65		316,736	18,935		5.98

Total interest-bearing liabilities	15,749,158	354,506		2.25		14,961,001	263,947		1.76		12,902,700	245,199		1.90
Other liabilities	102,732					94,145					79,491
Capital securities and preferred stock of subsidiary corporation	9,577					9,577					145,227
Shareholders’ equity	1,612,998					1,380,828					1,076,632

Total liabilities and shareholders’ equity	$17,474,465	526,130				$16,445,551	473,461				$14,204,050	415,144

Less: fully taxable-equivalent adjustment		(8,789)					(5,300)					(1,625)

Net interest income		517,341					468,161					413,519
Interest rate spread				3.25%	(c)				3.09%	(c)				3.10%	(c)

Net interest margin				3.29%	(c)				3.11%	(c)				3.14%	(c)

(a)	Interest on nonaccrual loans has been included only to the extent reflected in the Consolidated Statements of Income. Nonaccrual loans are included in the average balance outstanding.

(b)	Includes amortization of net deferred loan costs (net of fees) and premiums (net of discounts) of: $14.0 million, $14.2 million and $3.4 million in 2005, 2004 and 2003, respectively.

(c)	Unrealized gains (losses) on available-for-sale securities are excluded from the average yield calculations. Unrealized net gains (losses) averaged $(24.1) million, $0.2 million and $46.4 million for 2005, 2004 and 2003, respectively.

Net Interest Income
Net interest income, which is the difference between interest earned on loans, investments and other interest earning assets and interest paid on deposits and borrowings, totaled $517.3 million in 2005, an increase of $49.2 million or 10.5% over the prior year. Net interest income is affected by changes in interest rates, by loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and interest bearing liabilities, and the level of non-performing assets.
Net interest income also can be understood in terms of the impact of changing rates and changing volumes. The table below describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have impacted interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in rates (changes in rates multiplied by prior volume), (ii) changes attributable to changes in volume (changes in volume multiplied by prior rate) and (iii) the net change. The change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.
Table 2: Net interest income – rate/volume analysis.

	Years ended December 31,			Years ended December 31,
	2005 v. 2004			2004 v. 2003
	Increase (Decrease) due to			Increase (Decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total

Interest on interest-earning assets:
Loans, net	$76,125	65,608	141,733	$(13,526)	100,157	86,631
Loans held for sale	587	5,676	6,263	(371)	(8,356)	(8,727)
Securities and short-term investments	16,915	(25,172)	(8,257)	(12,028)	7,514	(4,514)

Total	93,627	46,112	139,739	(25,925)	99,315	73,390

Interest on interest-bearing liabilities:
Deposits	46,032	21,799	67,831	(13,522)	22,817	9,295
FHLB advances and other borrowings	47,034	(24,306)	22,728	501	8,952	9,453

Total	93,066	(2,507)	90,559	(13,021)	31,769	18,748

Net change in net interest income	$561	48,619	49,180	$(12,904)	67,546	54,642

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit ratings, began 2003 at 4.25%, decreased 25 basis points at the end of the second quarter and ended the year at 4.00%. During 2004, the prime rate increased 25 basis points at the end of the second quarter, 50 basis points during the third quarter and 50 basis points during the fourth quarter and ended the year at 5.25%. During 2005, the prime interest rate increased 50 basis points in each of the four quarters to end the year at 7.25%. The federal funds rate, which is the cost of immediately available overnight funds, fluctuated in a similar manner. It began 2003 at 1.25%, decreased 25 basis points at the end of the second quarter and ended the year at 1.00%. During 2004, the federal funds rate increased 25 basis points at the end of the second quarter, 50 basis points during the third quarter and 50 basis points during the fourth quarter to end the year at 2.25%. During 2005, the federal funds rate increased 50 basis points in each of the four quarters to end the year at 4.25%.
Net interest income totaled $517.3 million for the year ended December 31, 2005, an increase of $49.2 million, or 10.5%, over the prior year. The increase reflects the growth in average earning assets, primarily in the loan portfolio, up $1.2 billion or 11.3% over 2004, partially offset by a reduction in securities and short-term investments of $535.8 million from 2004. Additionally, the increasing interest rate environment during much of 2005 contributed to the increase in net interest income. See Table 2 above for further information.
The net interest margin for 2005 was 3.29%, up 18 basis points from the prior year. The improvement is due to the growth in higher-yielding loans funded by deposits and the de-leveraging in the 2004 forth quarter. Despite the year-over-year increase, the margin declined in the third and fourth quarters of 2005 due to the flattening of the yield curve.
Interest Income
Total interest income increased $139.7 million, or 19.1%, to $871.8 million for the year 2005 as compared to $732.1 million for the prior year. The rising interest rate environment during 2005 was responsible for most of the increase in interest income. Also contributing was the increase in the volume of earning assets, with most of that growth occurring in the loan portfolio.

The yield earned on earning assets increased during 2005 to 5.50% from 4.85% as a result of a higher interest rate environment when compared to the prior year. The yield on loans for the year was 5.78%, up 67 basis points, while the yield on securities was 4.68%, a 45 basis point improvement over 2004.
Earning assets increased during 2005, averaging $16.0 billion, up from $15.2 billion in 2004. Strong growth occurred in the loan portfolio, particularly commercial loans and commercial real estate loans. In total, the average loan portfolio increased by 11.3% over the prior year. Securities decreased during the year as a result of the de-leveraging in the fourth quarter of 2004 when securities of $750 million were sold to reduce borrowings.
Interest Expense
Interest expense increased $90.6 million, or 34.3%, to $354.5 million as compared to $263.9 million for the previous year. The increase was entirely due to the higher interest rate environment, while the volume increase in deposits was offset by a decline in borrowings.
The cost of interest bearing liabilities increased 49 basis points to 2.25% from 1.76% in 2004. Deposit costs were 1.67% for the year, up 43 basis points from the prior year, as higher interest rates were paid on deposit accounts. The cost of FHLB advances, Fed funds and repurchase agreements and other borrowings, all rose due to higher wholesale funding rates.
Total interest bearing liabilities increased during the year by $788.2 million or 5.3% to $15.7 billion. Total deposits averaged $11.3 billion for the year, an increase of $1.6 billion, or 16.4%. Since the growth in deposits exceeded the increase in earning assets, the excess was used to reduce borrowings. As a result, total borrowings declined $805.7 million. Also contributing to the decline in borrowings was the de-leveraging in the fourth quarter of 2004.
Provision for Credit Losses
The provision for credit losses declined to $9.5 million for the year ended December 31, 2005 from $18.0 million a year earlier, a decrease of 47%. The decrease in the provision is primarily a result of a reduced level of net-charge offs and continued strong asset quality. During 2005, net charge-offs were $3.2 million compared to $10.3 million in 2004, a decrease of 69%. See Tables 10 through 15 for information on the allowance for credit losses, net charge-offs and nonperforming assets.
Management performs a quarterly review of the loan portfolio and unfunded commitments to determine the adequacy of the allowance for credit losses. At December 31, 2005, the allowance for credit losses totaled $155.6 million or 1.27% of total loans compared to $150.1 million or 1.28% at the prior year end. See the “Allowance for Credit Losses Methodology” section later in this Management’s Discussion and Analysis for further details.
Noninterest Income
Table 3: Noninterest income comparison of 2005 to 2004.

	Year ended December 31,		Increase (decrease)
(In thousands)	2005	2004	Amount	%

Deposit service fees	$85,967	77,743	8,224	10.6%
Insurance revenue	44,015	43,506	509	1.2
Loan related fees	33,232	28,574	4,658	16.3
Wealth and investment services	23,151	22,207	944	4.3
Gain on sale of loans and loan servicing, net	11,573	13,305	(1,732)	(13.0)
Increase in cash surrender value of life insurance	9,241	8,835	406	4.6
Financial advisory services	—	3,808	(3,808)	(100.0)
Other income	10,073	7,416	2,657	35.8

Noninterest revenues	217,252	205,394	11,858	5.8
Gain on sale of securities, net	3,633	14,313	(10,680)	(74.6)

Total noninterest income	$220,885	219,707	1,178	0.5%

The $1.2 million increase in noninterest income over the prior year is the result of increases in deposit service fees of $8.2 million, loan fees of $4.7 million and other income of $2.7 million, offset by a decrease in gain on sale of securities of $10.7 million and a $3.8 million loss of revenue from financial advisory services due to the sale of Duff and Phelps in the first quarter of 2004. See below for further discussion on various components of non-interest income.
Deposit Service Fees. Deposit servicing fees increased $8.2 million or 10.6% compared to 2004. The increase was primarily due to increases in insufficient funds fees of $6.0 million, check card fees of $2.9 million and account service fees from HSA of $2.8 million. These increases were partially offset by a decrease in account analysis fees of $2.1 million.

Insurance Revenue. Insurance revenue increased $0.5 million or 1.2%. The competitive environment for pricing and business development impacted the growth of revenues during the year. Also affecting revenues was the sale of the Pension and 401k Third Party Administration business in July 2005.
Loan Related Fees. Loan related fees increased by $4.7 million or 16.3% primarily due to higher loan prepayment penalties of $1.8 million, commercial loan commitment fees of $1.2 million, commercial late charges of $0.5 million and lower amortization of mortgage servicing rights of $1.0 million due to lower prepayments.
Other Income. Other income increased in 2005 by $2.7 million or 35.8% primarily due to the recognition of realized and unrealized gains of $2.5 million related to Webster’s direct investments.
Noninterest Expenses
Table 4: Noninterest expenses comparison of 2005 to 2004.

	Years ended December 31,		Increase (decrease)
(In thousands)	2005	2004	Amount	%

Compensation and benefits	$241,469	219,320	22,149	10.1%
Occupancy	43,292	35,820	7,472	20.9
Furniture and equipment	50,228	37,626	12,602	33.5
Intangible assets amortization	19,913	18,345	1,568	8.5
Marketing	14,267	13,380	887	6.6
Professional services	14,962	15,654	(692)	(4.4)
Conversion and infrastructure costs	8,138	500	7,638	1,527.6
Debt prepayment expenses	—	45,761	(45,761)	(100.0)
Other expenses	63,301	60,731	2,570	4.2

Total noninterest expenses	$455,570	447,137	8,433	1.9%

Total noninterest expense increased by $8.4 million or 1.9% compared to 2004 and $54.2 million or 13.5% excluding the de-leverage charge in 2004. The increase is the result of the acquisitions of FIRSTFED AMERICA BANCORP, INC. (“FIRSTFED”) in May 2004 and HSA Bank in February 2005, adding $9.1 million and $7.6 million, respectively, of noninterest expense in 2005 that did not exist in the prior year. Also contributing to the increase was $8.1 million costs related to the conversion and installation of the new core banking systems and an increase of $4.5 million related to the de novo branch expansion program. Offsetting these increases was the $45.8 million of debt prepayment expense due to the de-leveraging program that was completed in 2004. Further changes in various components of noninterest expense are discussed below.
Compensation and benefits. Total compensation and benefits increased by $22.1 million or 10.1% from 2004. The increase was primarily due to increases in compensation of $14.3 million, commissions of $4.4 million and temporary help of $3.9 million. The increase in compensation can be attributed to the full year impact of acquisitions, increased staff to support loan growth and de novo branch expansion and merit increases. The increase in temporary help is primarily related the conversion and installation of new core banking systems.
Occupancy. Total occupancy expense increased by $7.5 million or 20.9% compared to 2004. The increase in occupancy is primarily due to expenses related to the de novo branch expansion program, higher rent expense and increased utilities and snow removal costs.
Furniture and equipment. Total furniture and equipment expense increased by $12.6 million or 33.5% compared to 2004. The increase is primarily due to higher depreciation on data processing equipment, increases in equipment maintenance contracts and service costs related to the new core banking systems.
Conversion and infrastructure costs. These represent costs such as training, overtime, consulting, marketing, statement rendering of contracts and other miscellaneous costs related to the installation of the new core banking systems.
Income Taxes
Income tax expense increased from the prior year primarily due to a higher level of pre-tax income in 2005, partially offset by the effect of a higher level of tax-exempt income in 2005. Tax expense in 2004 was impacted by the $2.0 million favorable resolution of tax audits. As a result, the effective tax rate increased to 32.0% in 2005, as compared to 30.9% in the prior year.

Comparison of 2004 and 2003 Years
For the year 2004, net income was $153.8 million, or $3.00 per diluted common share, a decrease of $9.4 million, or 5.8%, compared to net income of $163.2 million, or $3.52 per diluted common share for the previous year. Net interest income rose to $468.2 million for 2004, an increase of $54.6 million, or 13.2%. Growth in net interest income resulted from growth of average earning assets, partially offset by a decline in the rate on earning assets. The net interest margin declined to 3.11% during 2004 from 3.14% in the prior year. Noninterest income reached $219.7 million, a decrease of $12.8 million, or 5.5%, primarily due to a decline in financial advisory revenue due to the sale of Duff & Phelps in the first quarter of 2004. Noninterest expenses increased $69.2 million, or 18.3%, from the previous year as a result of $45.8 million in debt prepayment expenses on FHLB advances related to the de-leveraging program. The provision for credit losses decreased $7.0 million to $18.0 million for 2004.
Net Interest Income
Net interest income totaled $468.2 million for the year ended December 31, 2004, an increase of $54.6 million, or 13.2%, over the prior year and resulted from the growth in average earning assets of $2.0 billion during the year partially offset by a decline in the rate on earning assets. On a fully taxable-equivalent basis the net interest margin declined to 3.11% in 2004 from 3.14%. See Table 2 above for further information.
The low interest rate environment during much of 2003 and the first half of 2004 contributed to the decline in margin. During this period mortgage related assets (loans and investments) and other fixed rate loans prepaid with the proceeds reinvested at lower yields. As can be seen from the rate/volume Table 2 on page 24, the increase in net interest income in 2004 is entirely due to the volume growth in earning assets, which increased $2.0 billion or 14.8% with most of the growth occurring in the loan portfolio. Interest-bearing liabilities grew $2.1 billion, with deposits and borrowed funds increasing $1.7 billion and $324 million, respectively. Partially offsetting the volume increase was the decline in rate due to the lower interest rate environment that existed in much of 2004 as compared to 2003. As a result of the lower rates, asset yields dropped faster than liability costs. See “Asset/Liability Management and Market Risk” section within Management’s Discussion and Analysis for additional information.
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
Interest Expense
Interest expense increased $18.7 million, or 7.6%, to $263.9 million for 2004 as compared to $245.2 million the previous year. The increase was primarily due to an increase in the volume of interest-bearing liabilities, partially offset by a decline in the cost of funds due to the lower interest rate environment during most of the year. Deposits accounted for the majority of the rate decline as their costs decreased to 1.24% in 2004 from 1.40% the prior year. Savings, checking and certificate of deposit offering rates were repriced downward earlier in the year and these rates were maintained in the second half of the year as interest rates began to rise. The cost of borrowings in 2004 was 2.73% consistent with 2003, however, increased volume added $9.0 million of expense. The use of interest rate swaps to change fixed rate borrowings to floating rates contributed to the reduced funding costs.
The average balance of interest-bearing liabilities increased $2.1 billion for 2004 compared to 2003. The increase was primarily due to deposits increasing $1.7 billion. The majority of this increase occurred in the lower costing core deposits (i.e. savings, NOW and money market accounts), as certificate of deposit balances declined during 2004.

Provision for Credit Losses
The provision for credit losses declined to $18.0 million for the year ended December 31, 2004 from $25.0 million a year earlier, a decrease of 28.0%. The decrease in the provision was a result of an additional provision of $5.0 million that was taken in the third quarter of 2003 reflecting the charge-off of a single commercial nonperforming loan. Excluding this additional provision in 2003, the provision decreased $2.0 million or 10.0%, reflecting the favorable asset quality trends, partially offset by an increase in the loan portfolio and a shift in mix to more commercial loans. During 2004, net charge-offs and nonperforming assets declined when compared to 2003. See Tables 10 through 15 for more information on the allowance for credit losses, net charge-offs and nonperforming assets.
Management performs a quarterly review of the loan portfolio and unfunded commitments to determine the adequacy of the allowance for credit losses. At December 31, 2004, the allowance for credit losses totaled $150.1 million or 1.28% of total loans compared to $121.7 million or 1.32% in 2003. See the “Allowance for Credit Losses Methodology” section later in this Management’s Discussion and Analysis for further details.
Noninterest Income
Table 5: Noninterest income comparison of 2004 to 2003.

	Year ended December 31,		Increase (decrease)
(In thousands)	2004	2003	Amount	%

Deposit service fees	$77,743	70,018	7,725	11.0%
Insurance revenue	43,506	39,975	3,531	8.8
Loan related fees	28,574	26,384	2,190	8.3
Wealth and investment services	22,207	18,341	3,866	21.1
Gain on sale of loans and loan servicing, net	13,305	19,520	(6,215)	(31.8)
Increase in cash surrender value of life insurance	8,835	8,490	345	4.1
Financial advisory services	3,808	22,758	(18,950)	(83.3)
Other income	7,416	8,423	(1,007)	(12.0)

Noninterest revenues	205,394	213,909	(8,515)	(4.0)
Gain on sale of securities, net	14,313	18,574	(4,261)	(22.9)

Total noninterest income	$219,707	232,483	(12,776)	(5.5)%

The decrease in noninterest income is primarily attributable to a decline of $19.0 million in financial advisory revenue due to the sale of Duff & Phelps in the first quarter of 2004. Otherwise, noninterest income increased by $6.2 million, or 3%. Increases in core fee categories of deposit service fees, insurance revenue, loan and loan servicing and wealth and investment services were offset by a decline of $6.2 million in gains on sale of loans and loan servicing due to lower mortgage origination volumes. Wealth and investment services income increased due to improved market conditions and stronger business development activities and the restructuring of the WIS retail investment sales teams during 2004.
Noninterest Expenses
Table 6: Noninterest expenses comparison of 2004 to 2003.

	Years ended December 31,		Increase (decrease)
(In thousands)	2004	2003	Amount	%

Compensation and benefits	$219,820	206,381	13,439	6.5%
Occupancy	35,820	30,698	5,122	16.7
Furniture and equipment	37,626	31,143	6,483	20.8
Intangible assets amortization	18,345	15,998	2,347	14.7
Marketing	13,380	11,508	1,872	16.3
Professional services	15,654	11,708	3,946	33.7
Capital securities	—	11,924	(11,924)	(100.0)
Debt prepayment expenses	45,761	—	45,761	100.0
Other expenses	60,731	58,622	2,109	3.6

Total noninterest expenses	$447,137	377,982	69,155	18.3%

The increase in noninterest expenses is primarily attributable to $45.8 million of debt prepayment expenses on FHLB advances related to the de-leveraging program in the fourth quarter of 2004. Excluding the de-leveraging, noninterest expenses increased by 6%.
The majority of the remaining increases are due to the combination of acquisitions during 2004 and late 2003 and the strategic investment in technology and de novo branch network. Capital securities expense decreased due to the adoption of FASB Interpretation No. 46R on December 31, 2003. Capital securities expense was recorded in interest expense for the 2004 year whereas in 2003 it was recorded in noninterest expense. Also partially offsetting the increases were declines due to the Duff & Phelps sale during the first quarter of 2004.
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
Financial Condition
Webster had total assets of $17.8 billion at December 31, 2005, an increase of $816 million, or 5%, from the previous year end. The growth was primarily due to total loans increasing $572.5 million as a result of growth in the residential, commercial, commercial real estate and second mortgage loan portfolio products. Total liabilities increased $713 million with total deposits increasing $1.1 billion, partially offset by total borrowings and other liabilities decreasing $431.5 million and $23.6 million, respectively. The $1.1 billion or 10% increase in total deposits for the year includes the de novo branching program which added eight new retail banking branches and $273 million in deposits in 2005 and $155 million of deposits from the acquisition of HSA Bank in February 2005. The decrease in total borrowings was primarily due to deposits growing faster than loans over the past year, which allowed excess funds to be used to reduce higher costs borrowings by over $300 million.
Total equity was $1.6 billion at year end, up $103.3 million or 6.7% over the prior year end. This increase was primarily due to net income of $185.9 million for the year, $6.7 million related to stock-based compensation expense and $11.8 million from stock option exercises, partially offset by $52.7 million of common stock dividend payments, $28.1 million of common stock repurchases and a $24.1 million increase in the after-tax net unrealized losses on the available for sale securities portfolio.
Investment Activities
Webster, either directly or through Webster Bank, maintains an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and to provide a means to balance interest-rate sensitivity. The investment portfolio is classified into three major categories: available for sale, held to maturity and trading. At December 31, 2005, the combined investment portfolios of Webster and Webster Bank totaled $3.7 billion. At December 31, 2005, Webster Bank’s portfolio consisted primarily of mortgage-backed securities and Webster’s portfolio consisted primarily of equity and corporate trust preferred securities. See Note 4 of Notes to Consolidated Financial Statements contained elsewhere within the Report for additional information.
Webster Bank may acquire, hold and transact various types of investment securities in accordance with applicable federal regulations and within the guidelines of its internal investment policy. The type of investments that it may invest in include: interest-bearing deposits of federally insured banks, federal funds, U.S. government treasury and agency securities, including mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), private issue MBSs and CMOs, municipal securities, corporate debt, commercial paper, banker’s acceptances, trust preferred securities, mutual funds and equity securities subject to restrictions applicable to federally charted institutions.
Webster Bank has the ability to use the investment portfolio as well as interest-rate financial instruments, within internal policy guidelines, to hedge and manage interest-rate risk as part of its assets/liability strategy. See Note 16 of Notes to Consolidated Financial Statements contained elsewhere within the Report for additional information concerning derivative financial instruments.
The securities portfolios are managed in accordance with regulatory guidelines and established internal corporate investment policies. These policies and guidelines include limitations on aspects such as investment grade, concentrations and investment type to help manage risk associated with investing in securities. While there may be no statutory limit on certain categories of investments, the OCC may establish an individual limit on such investments, if the concentration in such investments presents a safety and soundness concern.

Investment Securities
Total securities, excluding the trading portfolio, decreased by $26 million from December 31, 2004. The available for sale securities portfolio increased by $61 million while the held to maturity portfolio decreased by $87 million.
Table 7: Carrying value of investment securities.

	At December 31,
	2005		2004		2003
		Percentage		Percentage		Percentage
(Dollars in thousands)	Amount	of Total	Amount	of Total	Amount	of Total

Trading:
Municipal bonds and notes	$2,257	0.1%	$—	—%	$555	0.0%

Available for Sale:
U.S. Government agencies notes	—		—	—	69,022	1.6
Municipal bonds and notes	—		390	—	—	—
Corporate bonds and notes	201,323	5.4	196,373	5.3	219,863	5.1
Equity securities	228,026	6.2	272,651	7.3	179,928	4.2
Mortgage-backed securities	2,126,070	57.5	2,024,992	54.4	3,659,442	85.1

Total available for sale	2,555,419	69.1	2,494,406	67.0	4,128,255	96.0

Held to Maturity:
Municipal bonds and notes	401,112	10.8	342,264	9.2	173,371	4.0
Mortgage-backed securities	741,797	20.0	887,349	23.8	—	—

Total held to maturity	1,142,909	30.8	1,229,613	33.0	173,371	4.0

Total securities	$3,700,585	100.0%	$3,724,019	100.0%	$4,302,181	100.0%

For additional information on the securities portfolio see Note 4 of Notes to Consolidated Financial Statements included elsewhere in this Report.
Loans
Table 8: Loan portfolio composition at December 31.

	2005		2004		2003		2002		2001
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Residential mortgage loans:
1-4 family units	$4,640,284	37.8%	$4,614,669	39.4%	$3,607,613	39.1%	$3,243,820	41.0%	$3,162,700	46.3%
Construction	188,280	1.5	160,675	1.4	136,400	1.5	142,387	1.8	223,583	3.3

Total	4,828,564	39.3	4,775,344	40.8	3,744,013	40.6	3,386,207	42.8	3,386,283	49.6

Commercial loans:
Commercial non-mortgage	1,435,512	11.7	1,409,155	12.0	1,007,696	11.0	913,529	11.5	911,473	13.4
Asset-based lending	661,234	5.4	547,898	4.7	526,933	5.7	465,407	5.9	135,401	2.0
Equipment financing	779,782	6.3	627,685	5.4	506,292	5.5	419,962	5.3	320,704	4.7

Total	2,876,528	23.4	2,584,738	22.1	2,040,921	22.2	1,798,898	22.7	1,367,578	20.1

Commercial real estate:
Commercial real estate	1,342,741	10.9	1,321,407	11.3	1,060,806	11.5	913,030	11.5	892,145	13.1
Commercial construction	465,753	3.8	393,640	3.3	220,710	2.4	116,302	1.5	82,831	1.2

Total	1,808,494	14.7	1,715,047	14.6	1,281,516	13.9	1,029,332	13.0	974,976	14.3

Consumer loans
Home equity credit loans	2,736,274	22.3	2,606,161	22.2	2,117,222	23.0	1,661,864	21.0	1,038,350	15.2
Other consumer	35,426	0.3	31,485	0.3	29,137	0.3	36,338	0.5	56,113	0.8

Total	2,771,700	22.6	2,637,646	22.5	2,146,359	23.3	1,698,202	21.5	1,094,463	16.0

Total loans (a)	12,285,286	100.0%	11,712,775	100.0%	9,212,809	100.0%	7,912,639	100.0%	6,823,300	100.0%
Less: allowance for loan losses	(146,486)		(150,112)		(121,674)		(116,804)		(97,307)

Loans, net	$12,138,800		$11,562,663		$9,091,135		$7,795,835		$6,725,993

(a)	Net of premiums, discounts and deferred costs.
Total loans increased 4.9% during 2005, with commercial loans and commercial real estate loans increasing 11.3% and 5.4%, respectively, from the previous year end. Consumer loans also showed growth of 5.1%, while the residential mortgage portfolio grew by 1.1%. The FIRSTFED and First City acquisitions completed by Webster during 2004 contributed to the overall increase from year end 2003.

Table 9: Contractual maturities and interest-rate sensitivity of selected loan categories at December 31, 2005.

	Contractual Maturity
	One Year	More than One	More Than
(In thousands)	or Less	to Five Years	Five Years	Total

Contractual Maturity
Construction loans:
Residential mortgage	$186,864	—	—	186,864
Commercial mortgage	136,353	264,429	53,684	454,466
Commercial loans	390,908	1,926,011	545,455	2,862,374

Total	$714,125	2,190,440	599,139	3,503,704

Interest-Rate Sensitivity
Fixed rate	$215,360	747,748	135,207	1,098,315
Variable rate	498,765	1,442,692	463,932	2,405,389

Total	$714,125	2,190,440	599,139	3,503,704

The contractual maturities are expected gross receipts from borrowers and do not reflect premiums, discounts and deferred costs.
Asset Quality
Asset quality declined slightly in 2005 as nonperforming assets increased to $73.0 million compared to $39.2 million a year earlier. The increase in nonperforming assets was primarily the result of increase in nonperforming commercial loans and commercial real estate loans. The allowance for loan losses decreased in 2005 to $146.5 million from $150.1 million in 2004 primarily due to a reclassification of $9.1 million of the allowance to a reserve for unfunded credit commitments. Reflecting this reclassification, the allowance for loan losses decreased to 1.19% of total loans at year end 2005 compared with 1.28% at December 31, 2004.
Nonperforming assets, loan delinquency and credit losses are considered to be key measures of asset quality. Asset quality is one of the key factors in the determination of the level of the allowance for credit losses. See “Allowance for Credit Losses” contained elsewhere within this section for further information on the allowance.
Nonperforming Assets
Management devotes significant attention to maintaining asset quality through conservative underwriting standards, active servicing of loans and aggressively managing nonperforming assets. Nonperforming assets include nonaccrual loans, loans past due 90 days or more and accruing and foreclosed properties. The aggregate amount of nonperforming assets increased as a percentage of total assets to 0.41% at December 31, 2005 from 0.23% at December 31, 2004.
Nonperforming loans were $67.2 million at December 31, 2005, compared to $36.1 million at December 31, 2004. Nonperforming loans are defined as nonaccruing loans and loans past due 90 or more days and accruing. The ratio of nonperforming loans to total loans was 0.55% and 0.31% at December 31, 2005 and 2004, respectively. The allowance for loan losses at December 31, 2005 was $146.5 million and represented 218% of nonperforming loans and 1.19% of total loans. At December 31, 2004, the allowance was $150.1 million and represented 416% of nonperforming loans and 1.28% of total loans. Interest on nonaccrual loans that would have been recorded as additional interest income for the years ended December 31, 2005, 2004 and 2003 had the loans been current in accordance with their original terms approximated $3.2 million, $2.1 million, and $2.6 million, respectively. See Note 1 of Notes to Consolidated Financial Statements contained elsewhere within the Report for information concerning the nonaccrual loan policy.
Total nonperforming loans increased $31.1 million, or 86% in 2005. This increase was primarily the result of a $12.2 million increase in commercial loans and a $14.2 million increase in commercial real estate loans. The increase in commercial loans was principally due to four new loans totaling $15.0 million offset by one loan of $3.4 million that paid off in 2005. The increase in commercial real estate was primarily due to five loans totaling $16.7 million that were added during 2005, partially offset by two loans that paid off in 2005 for a total of $3.0 million. The new nonperforming loans do not represent a concentration in any particular industry or collateral type and, in management’s judgment, should not result in a significant increase in net charge-offs in future periods.

Table 10: Nonperforming assets.

	At December 31,
(In thousands)	2005	2004	2003	2002	2001

Loans accounted for on a nonaccrual basis:
Commercial:
Commercial banking	$26,002	13,502	20,199	18,885	29,521
Equipment financing	3,065	3,383	5,583	6,586	7,333

Total commercial	29,067	16,885	25,782	25,471	36,854
Commercial real estate	22,678	8,431	3,325	9,109	11,062
Residential	6,979	7,796	6,128	7,263	7,677
Consumer	1,829	1,894	959	894	1,823

Nonaccruing loans	60,553	35,006	36,194	42,737	57,416

Loans past due 90 days or more and accruing:
Commercial	6,676	1,122	494	515	—
Commercial real estate	—	—	956	—	—

Total loans past due 90 days or more and accruing	6,676	1,122	1,450	515	—

Total nonperforming loans	67,229	36,128	37,644	43,252	57,416

Nonaccruing loans held for sale:
Commercial	—	—	—	3,706	—

Foreclosed Properties:
Residential and consumer	659	214	942	509	2,504
Commercial	5,126	2,824	4,296	2,568	2,534

Total foreclosed property	5,785	3,038	5,238	3,077	5,038

Total nonperforming assets	$73,014	39,166	42,882	50,035	62,454

It is Webster’s policy that all loans 90 or more days past due are placed in nonaccruing status. Occasionally, there are circumstances that cause loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection.
Table 11: Troubled debt restructures.
The following accruing loans are considered troubled debt restructurings. A modification of terms constitutes a troubled debt restructuring if, for reasons related to the debtor’s financial difficulties, a concession is granted to the debtor that would not otherwise be considered.

	At December 31,
(In thousands)	2005	2004	2003	2002	2001

Residential	$—	—	710	826	1,262
Commercial real estate	—	—	—	18	3,767
Consumer	12	20	21	78	204

Total	$12	20	731	922	5,233

Table 12: Loans past due 30 to 89 days.

	December 31,
	2005		2004		2003		2002		2001
		Percent		Percent		Percent		Percent		Percent
	Principal	of loans	Principal	of loans	Principal	of loans	Principal	of loans	Principal	of loans
(Dollars in thousands)	Balances	outstanding	Balances	outstanding	Balances	outstanding	Balances	outstanding	Balances	outstanding

Residential	$17,717	0.14%	$11,296	0.10%	$9,443	0.10%	$13,318	0.17%	$18,359	0.27%
Commercial	46,343	0.38	21,338	0.18	6,285	0.07	21,894	0.28	16,286	0.23
Commercial real estate	31,680	0.26	6,611	0.06	14,419	0.16	21,324	0.27	22,973	0.34
Consumer	10,878	0.09	3,777	0.03	2,403	0.02	6,757	0.08	5,260	0.08

Total	$106,618	0.87%	$43,022	0.37%	$32,550	0.35%	$63,293	0.80%	$62,878	0.92%

Allowance for Credit Losses
Methodology
The allowance for credit losses, which comprises the allowance for loan losses and the reserve for unfunded credit commitments, is maintained at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio and unfunded commitments. Probable losses are estimated based upon a quarterly review of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors which, in management’s judgment, deserve current recognition in estimating loan losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on nonaccrual loans, classified loans and watch list loans including an analysis of the collateral for such loans. Management believes that the allowance for credit losses at December 31, 2005 is adequate to cover probable losses inherent in the loan portfolio and unfunded commitments at the balance sheet date.
Management considers the adequacy of the allowance for credit losses a critical accounting policy. As such, the adequacy of the allowance for credit losses is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Webster’s market and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for credit losses is adequate as of December 31, 2005, actual results may prove different and these differences could be significant.
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
At December 31, 2005, the allowance for loan losses was $146.5 million, or 1.19% of the total loan portfolio, and 218% of total nonperforming loans. This compares with an allowance of $150.1 million or 1.28% of the total loan portfolio, and 416% of total nonperforming loans at December 31, 2004.
The allowance for credit losses analysis includes consideration for the risks associated with unfunded loan commitments and letters of credit. These commitments are converted to estimates of potential loss using loan equivalency factors, and include internal and external historic loss experience. At December 31, 2005, the reserve for unfunded credit commitments was $9.1 million, which represents 5.9% of the total allowance for credit losses. This reserve was established as a separate component of the allowance for credit losses in the fourth quarter of 2005.

The allowance for credit losses incorporates the range of probable outcomes as part of the loss estimate calculation, as well as an estimate of loss representing inherent risk not captured in quantitative modeling and methodologies. These factors include, but are not limited to, imprecision in loss estimate methodologies and models, internal asset quality trends, changes in portfolio characteristics and loan mix, significant volatility in historic loss experience, and the uncertainty associated with industry trends, economic uncertainties and other external factors.
Table 13: Allowance for credit losses activity.

	For the years ended December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001

Balance at beginning of year	$150,112	121,674	116,804	97,307	90,809
Allowances for acquired loans	—	20,698	2,116	16,338	1,851
Writedown of loans transferred to held for sale	(775)	—	—	(12,432)	—
Provisions charged to operations	9,500	18,000	25,000	29,000	14,400

Subtotal	158,837	160,372	143,920	130,213	107,060

Charge-offs:
Residential	(833)	(1,629)	(607)	(882)	(1,096)
Commercial	(8,288)	(12,709)	(24,898)	(13,775)	(8,978)
Commercial real estate (a)	—	—	—	—	—
Consumer	(633)	(613)	(644)	(1,093)	(1,501)

Total charge-offs	(9,754)	(14,951)	(26,149)	(15,750)	(11,575)
Recoveries:
Residential	548	689	252	191	333
Commercial	5,814	3,743	3,382	1,813	1,267
Commercial real estate (a)	—	—	—	—	—
Consumer	187	259	269	337	222

Total recoveries	6,549	4,691	3,903	2,341	1,822

Net charge-offs	(3,205)	(10,260)	(22,246)	(13,409)	(9,753)

Balance at end of year	$155,632	150,112	121,674	116,804	97,307

Components:
Allowance for loan losses	$146,486	150,112	121,674	116,804	97,307
Reserve for unfunded credit commitments (b)	9,146	—	—	—	—

Allowance for credit losses	$155,632	150,112	121,674	116,804	97,307

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.
(b)	Effective December 31, 2005, Webster transferred the portion of the allowance for loan losses related to commercial and consumer lending commitments and letters of credit to the reserve for unfunded credit commitments.
Table 14: Net charge-offs to average outstanding loans by category.

	For the years ended December 31,
	2005	2004	2003	2002	2001

Residential	0.01%	0.02	0.01	0.02	0.02
Commercial	0.09	0.38	0.69	0.75	0.58
Commercial real estate	—	—	—	—	—
Consumer	0.02	0.01	0.02	0.05	0.16

Total	0.03%	0.10	0.25	0.18	0.14

Table 15: Allocation of allowance for credit losses.

	At December 31,
		2005		2004		2003		2002		2001
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
(Dollars in thousands)	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans

Allowance for credit losses at end of period applicable to:
Residential	$17,198	39.3%	$16,848	40.8%	$13,594	40.6%	$18,540	42.8%	$17,614	49.6%
Commercial	92,318	23.4	87,661	22.1	72,418	22.2	67,293	22.7	47,390	20.1
Commercial real estate	28,207	14.7	27,706	14.6	21,691	13.9	19,646	13.0	22,894	14.3
Consumer	17,909	22.6	17,897	22.5	13,971	23.3	11,325	21.5	9,409	16.0

Total	$155,632	100.0%	$150,112	100.0%	$121,674	100.0%	$116,804	100.0%	$97,307	100.0%

As management performed its review of the loan portfolio and the credit loss allowance, it considered various factors when determining the adequacy of the allowance. The amounts allocated to the residential and consumer portfolio reflect portfolio growth including the effect of acquisitions. The commercial loan allocation reflects growth in the portfolio partially offset by the decline in the amount of syndicated loans included in the specialized portfolio. The increased allocation for commercial real estate reflects the growth in the portfolio. Management believes that the allowance for credit losses is adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at December 31, 2005.
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
Deposit Activities
Webster Bank continues to develop a variety of deposit programs designed to meet customer’s financial needs. A key strategic goal is to retain existing core deposit balances while attracting new customers. The key customer acquisition strategy is the High Performance Checking account program that offers consumers and small businesses a full line of accounts with varying features including both “free checking” without interest as well as several interest-bearing accounts. Savings accounts include both statement and passbook accounts as well as money market account and premium rate money market accounts. In addition certificate of deposit accounts are offered to consumers that include both short and long term maturity options up to five years. Webster Bank continues to offer special IRA products, which include savings accounts, certificate of deposits and rollovers for individuals who receive lump sum distributions. Checking and savings products offer a variety of features including ATM and check card use, direct deposit, ACH payments, combined statements, automated telephone banking services, Internet-based banking, bank by mail as well as overdraft protection via a line of credit or transfer from another deposit account.
Webster Bank receives retail and commercial deposits through its main office and 156 other banking offices throughout Connecticut (120), Massachusetts (21), Rhode Island (9) and New York (6). Deposit customers can access their accounts in a variety of ways including branch banking, ATMs, internet banking or telephone banking. Effective advertising, direct mail, good service and competitive pricing policies are strategies that attract and retain deposits. In addition, commercial deposits are also received in the same manner and a variety of commercial accounts, such as “free checking” is offered to meet small business customers’ financial needs.

Although not an integral part of its deposit strategies, from time to time, brokered deposits are used as a means of funds generation. As with any other funding source, Webster Bank considers its needs, relative cost and availability in determining the suitability of brokered deposits. At December 31, 2005 and 2004, outstanding brokered deposits totaled $490.6 million and $281.6 million, respectively.
Customer services also include 304 ATM facilities with membership in NYCE and PLUS networks and provide 24-hour access to linked accounts. Webster Bank’s internet service allows, among other things, customers the ability to open an account, transfer money between accounts, review statements, check balances and pay bills through the use of a personal computer. The telephone banking service provides automated customer access to account information 24 hours per day, seven days per week and access to customer service representatives at certain established hours. Customers can transfer account balances, process stop payments and change addresses, place check orders, open deposit accounts, inquire about account transactions and request general information about products and services. Additional services include automatic loan payment from accounts as well as direct deposit of Social Security benefits, payroll, and other retirement benefits. See Note 11 of Notes to Consolidated Financial Statements contained elsewhere within the Report for additional deposit information.
Borrowings
Webster Bank is a member of the Federal Home Loan Bank of Boston which is part of the Federal Home Loan Bank System. Members are required to own capital stock in the FHLBs and borrowings are collateralized by certain home mortgages or securities of the U.S. Government and its agencies. The maximum amount of credit which the FHLBs will extend varies from time to time depending on their policies. Webster maintains borrowing capacity at the FHLB Boston that is a percentage of its total regulatory assets, subject to capital stock and collateralization requirements. Long-term and short-term borrowings are utilized as a source of funding to meet liquidity and planning needs when the cost of these funds are favorable compared to alternative funding sources. At December 31, 2005 and 2004, FHLB borrowings totaled $2.2 billion and $2.6 billion and represented 50.6% and 55.1%, respectively, of total outstanding borrowed funds.
In addition to FHLB borrowings, Webster Bank’s wholesale funding sources include repurchase agreements and term and overnight Federal funds. Webster Bank often participates and is awarded U.S. Treasury operating funds in auctions conducted by the Federal Reserve System.
In April 2004, Webster completed a $150 million senior note offering which was issued under a universal shelf registration filed with the Securities and Exchange Commission. These 10-year notes have an interest rate of 5.125%, and net proceeds were used to partially fund the cash portion of the FIRSTFED acquisition. In January 2003, Webster Bank issued $200 million of 5.875% subordinated notes due 2013. Webster has outstanding $50.4 million of $126 million 8.72% senior notes issued in 2000 and due 2007. These notes require annual principal payments of $25.2 million. Webster also has several issues of capital trust securities, including $75 million in statutory trust securities issued 2003 and due 2013.
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
The main sources of liquidity are customer deposits, wholesale borrowings, payments of principal and interest from our loan and securities portfolio and the ability to use our loan and securities portfolios as collateral for secured borrowings. Webster Bank is a member of the FHLB system. At December 31, 2005, outstanding FHLB advances totaled $2.2 billion and there was additional borrowing capacity from the FHLB of $1.0 billion. At December 31, 2005, investment securities were not fully utilized as collateral, and had all securities been used for collateral, Webster Bank would have additional borrowing capacity of approximately $1.8 billion. There is also the ability to borrow funds through repurchase agreements, using the securities portfolio as collateral. At December 31, 2005, outstanding repurchase agreements and other short-term borrowings totaled $1.5 billion. FHLB advances, repurchase agreements and other borrowings decreased $321.5 million from the prior year end, primarily due to the de-leveraging and a higher level of deposits.

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
Webster’s main sources of liquidity at the parent company level are dividends from Webster Bank, investment income and net proceeds from borrowings and capital offerings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster’s common stock, and the payment of principal and interest to holders of senior notes and capital securities. There are certain restrictions on the payment of dividends. See Note 15 of Notes to Consolidated Financial Statements contained elsewhere within this Report for further information on such dividend restrictions. Webster also maintains $75 million in three-year revolving lines of credit with correspondent banks as a source of additional liquidity.
During 2005 and 2004, a total of 609,519 and 95,677 shares, respectively, of common stock were repurchased utilizing funds of approximately $28.1 million and $4.6 million, respectively. A majority of the repurchased shares were the result of a Board approved program during the third quarter of 2002 to acquire 2.4 million shares of common stock. Another stock repurchase program was approved by the Board during the third quarter of 2003 to buy back an additional 2.3 million shares. See Note 15 of Notes to Consolidated Financial Statements contained elsewhere within the Report for further information concerning stock repurchases.
Webster Bank is required by regulations adopted by the OCC to maintain liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OCC, may vary from institution to institution depending on such factors as the overall asset/liability structure, market conditions, competition and the nature of the institution’s deposit and loan customers. Management believes Webster Bank exceeds all regulatory and operational liquidity requirements at December 31, 2005.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. At December 31, 2005, Webster Bank was in full compliance with all applicable capital requirements and met the FDIC requirements for a “well capitalized” institution. See Note 15 of Notes to Consolidated Financial Statements contained elsewhere within this Report for further information concerning capital.
Table 16: Contractual obligations and commercial commitments at December 31, 2005.

	Payments Due by Period
		Less than
(In thousands)	Total	one year	1-3 years	3-5 years	After 5 years

Contractual Obligations:
FHLB advances	$2,196,026	1,213,468	755,502	176,732	50,324
Senior notes	200,400	25,200	25,200	—	150,000
Subordinated notes	200,000	—	—	—	200,000
Junior subordinated debt	246,409	—	—	—	246,409
Other borrowed funds	1,516,356	1,330,330	113,026	73,000	—
Operating leases	122,829	16,018	24,933	18,984	62,894

Total contractual cash obligations	$4,482,020	2,585,016	918,661	268,716	709,627

	Amount of Commitment Expirations Per Period
	Total amounts	Less than
(In thousands)	committed	one year	1-3 years	3-5 years	After 5 years

Commercial Commitments:
Lines of credit	$2,489,711	860,680	867,112	648,643	113,276
Standby letters of credit	211,597	91,768	76,418	40,765	2,646
Other commercial commitments	761,822	289,121	196,281	205,332	71,088

Total commercial commitments	$3,463,130	1,241,569	1,139,811	894,740	187,010

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
For the year ended December 31, 2005, Webster Bank engaged in no off-balance sheet transactions reasonably likely to have a material effect on the consolidated financial condition.
Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an Asset/Liability Committee (“ALCO”). The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board of Director approved risk limits. The Board sets limits for earnings at risk for parallel ramps in interest rates over 12 months of plus and minus 100, 200 and 300 basis points. Economic value or “equity at risk” limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer term earnings at risk for up to four years in the future.
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
Key assumptions underlying the present value of cash flows include the behavior of interest rates and spreads, asset prepayment speeds and attrition rates on deposits. Cash flow projections from the model are continually compared to market expectations for similar collateral types and adjusted based on experience with Webster Bank’s own portfolio. The model’s valuation results are compared to observable market prices for similar instruments whenever possible. The behavior of deposit and loan customers is studied using historical time series analysis to model future customer behavior under varying interest rate environments.
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

Webster’s earnings and equity at risk models incorporate certain non-interest income and expense items that vary with interest rates. These items include mortgage banking income, mortgage servicing rights and derivative mark-to-market adjustments.
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
Various interest rate contracts, including futures and options, interest rate swaps and interest rate caps and floors can be used to manage interest rate risk. As of December 31, 2005, Webster was paying the floating rate side of $802.5 million in interest rate swaps of varying maturities. These swaps were entered into during 2002, 2003, 2004 and 2005 in order to convert fixed rate FHLB advances, repurchase agreements and subordinated debt into floating rate liabilities. All of the swaps qualify for fair value hedge accounting treatment under SFAS No. 133. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counter party to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged and therefore, the notional amounts should not be taken as a measure of credit risk. See Notes 1 and 16 of Notes to Consolidated Financial Statements contained elsewhere within this Report for additional information.
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
The following table summarizes the estimated impact that gradual 100 and 200 basis point changes in interest rates over a twelve month period starting December 31, 2005 and December 31, 2004 might have on Webster’s net income for the subsequent twelve month period compared to no change in interest rates.
Table 17: Earnings sensitivity (Earnings at risk).

	-200 bp	-100 bp	+100 bp	+200 bp

December 31, 2004	-9.7%	-3.3%	+0.4%	-0.1%
December 31, 2005	+0.3%	+0.8%	-1.3%	-2.6%
The reduction in risk to falling rates since the end of 2004 is due primarily to higher market interest rates which have reduced mortgage related prepayment risk in the loan and securities portfolios. Mortgage rates have risen about 50 basis points during this time reducing the economic incentive to prepay. Additionally, Webster has raised deposit rates farther away from assumed floors during 2005 giving it more flexibility should market rates fall again. The increase in risk to rising rates is due primarily to a changing mix of deposits from savings and money market accounts into more rate sensitive CDs and from an increase in the assumed pricing elasticity of core deposits. Webster is well within policy limits for all scenarios.
Webster can also hold futures and options positions to minimize the price volatility of certain assets held as trading securities. Changes in the market value of these positions are recognized in the Consolidated Statements of Income in the period for which the change occurred.

Table 18: Market value sensitivity (Equity at risk).

		Estimated	Estimated Economic Value
	Book	Economic	Change
(Dollars in thousands)	Value	Value	-100 BP	+100 BP

2005
Assets	$17,836,562	17,121,602	319,715	(379,819)
Liabilities	16,189,336	15,371,476	246,837	(220,926)

Total	$1,647,226	1,750,126	72,878	(158,893)
Net change as % base net economic value			4.2%	(9.1)%

2004
Assets	$17,020,597	16,430,957	246,773	(341,144)
Liabilities	15,476,623	14,840,817	252,619	(225,624)

Total	$1,543,974	1,590,140	(5,846)	(115,520)
Net change as % base net economic value			(0.4)%	(7.3)%
The book value of assets exceeded the estimated market value at December 31, 2005 and 2004 because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $698.6 million and $694.2 million, respectively. The above table includes interest-earning assets that are not directly impacted by changes in interest rates. Assets include equity securities of $228.0 million at December 31, 2005 and $272.7 million at December 31, 2004. Equity securities include $169.7 million of FHLB and FRB stock and $38.4 million in common stock at December 31, 2005. See Note 4 of Notes to Consolidated Financial Statements contained elsewhere within this Report for further information concerning investment securities. Values for mortgage servicing rights have been included in the tables above as movements in interest rates affect their valuation.
Changes in economic value can be best described using duration. Duration is a measure of the price sensitivity of financial instruments for small changes in interest rates. For fixed rate instruments it can also be thought of as the weighted average expected time to receive future cash flows. For floating rate instruments it can be thought of as the weighted average expected time until the next rate reset. The longer the duration, the greater the price sensitivity for given changes in interest rates. Floating rate instruments may have a duration as short as one month and therefore have very little price sensitivity due to changes in interest rates. Increases in interest rates typically reduce the value of fixed rate assets as future discounted cash flows are worth less at higher discount rates. A liability’s value decreases for the same reason in a rising rate environment. A reduction in value of a liability is a benefit, however, as this is an obligation of Webster.
At the end of 2005, Webster’s net economic value was more sensitive to changing rates than in 2004. The change in sensitivity was primarily due to a 50 basis point increase in long term interest rates and changes in the mix of deposits.
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster’s duration gap was positive 0.6 at the end of 2005. At the end of 2004, the duration gap was positive 0.2. A positive duration gap implies that assets are longer than liabilities and therefore, they have more economic price sensitivity than liabilities and will reset their interest rates slower than liabilities. Consequently, Webster’s net estimated economic value would decrease when interest rates rise as the increased value of liabilities would not offset the decreased value of assets. The opposite would occur when interest rates fall. Net income would also generally be expected to decrease when interest rates rise and increase when rates fall. The change in Webster’s duration gap is due to asset duration rising 0.3 to 2.1 and liability duration falling 0.1 to 1.5 in 2005 for the reasons discussed above.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The net income and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at December 31, 2005 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.

Impact of Inflation and Changing Prices
The consolidated financial statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.
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
ITEM 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL
We, as management of Webster Financial Corporation and its Subsidiaries (“Webster” or the “Company”), are responsible for establishing and maintaining effective internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:
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
Management has evaluated the effectiveness of Webster’s internal control over financial reporting as of December 31, 2005 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, we have concluded the Webster’s internal control over financial reporting is effective as of December 31, 2005.
The independent registered public accounting firm of KPMG LLP, as auditors of Webster’s consolidated financial statements, has issued an attestation report on management’s assessment of Webster’s internal control over financial reporting.

/s/ James C. Smith James C. Smith	/s/ William J. Healy William J. Healy
Chairman and Chief Executive Officer	Executive Vice President and
Chief Financial Officer
March 10, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Webster Financial Corporation:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that Webster Financial Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Webster Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Hartford, Connecticut
March 10, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Webster Financial Corporation:
We have audited the accompanying consolidated statements of condition of Webster Financial Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Webster Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Hartford, Connecticut
March 10, 2006

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	At December 31,
(In thousands, except share and per share data)	2005	2004

Assets:
Cash and due from depository institutions	$293,706	248,825
Short-term investments	36,302	17,629
Securities: (Notes 4 and 13)
Trading, at fair value	2,257	—
Available for sale, at fair value	2,555,419	2,494,406
Held to maturity securities (fair value of $1,132,223 and $1,234,629)	1,142,909	1,229,613
Loans held for sale (Note 16)	267,919	147,211
Loans, net (Notes 5 and 6)	12,138,800	11,562,663
Accrued interest receivable	85,779	63,406
Goodwill (Note 7)	642,889	623,298
Cash surrender value of life insurance	237,822	228,120
Premises and equipment, net (Note 8)	182,856	149,069
Intangible assets (Note 7)	55,681	70,867
Deferred tax asset, net (Note 9)	55,313	70,988
Prepaid expenses and other assets (Note 10)	138,910	114,502

Total assets	$17,836,562	17,020,597

Liabilities and Shareholders’ Equity:
Deposits (Note 11)	$11,631,145	10,571,288
Federal Home Loan Bank advances (Note 12)	2,214,010	2,590,335
Securities sold under agreements to repurchase and other short-term borrowings (Note 13)	1,522,381	1,428,483
Other long-term debt (Note 14)	640,906	680,015
Reserve for unfunded credit commitments (Note 6)	9,146	—
Accrued expenses and other liabilities	162,171	196,925

Total liabilities	16,179,759	15,467,046

Preferred stock of subsidiary corporation (Note 22)	9,577	9,577

Commitments and contingencies (Notes 5, 8 and 23)

Shareholders’ Equity: (Note 15)
Common stock, $.01 par value:
Authorized — 200,000,000 shares at December 31, 2005 and 2004;
Issued — 54,117,218 shares at December 31, 2005 and 53,639,467 shares at December 31, 2004	541	536
Paid-in capital	619,644	605,696
Retained earnings	1,075,984	942,830
Less: Treasury stock at cost, 455,426 shares at December 31, 2005 and 11,000 shares at December 31, 2004	(21,065)	(547)
Accumulated other comprehensive loss	(27,878)	(4,541)

Total shareholders’ equity	1,647,226	1,543,974

Total liabilities and shareholders’ equity	$17,836,562	17,020,597

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(In thousands, except per share data)	2005	2004	2003

Interest Income:
Loans	$689,041	547,308	460,677
Securities and short-term investments	169,861	178,118	182,632
Loans held for sale	12,945	6,682	15,409

Total interest income	871,847	732,108	658,718

Interest Expense:
Deposits (Note 11)	188,437	120,606	111,311
FHLB advances and other borrowings	86,283	106,434	114,953
Other long-term debt	79,786	36,907	18,935

Total interest expense	354,506	263,947	245,199

Net interest income	517,341	468,161	413,519
Provision for credit losses (Note 6)	9,500	18,000	25,000

Net interest income after provision for credit losses	507,841	450,161	388,519

Noninterest Income:
Deposit service fees	85,967	77,743	70,018
Insurance revenue	44,015	43,506	39,975
Loan related fees	33,232	28,574	26,384
Wealth and investment services	23,151	22,207	18,341
Gain on sale of loans and loan servicing, net	11,573	13,305	19,520
Increase in cash surrender value of life insurance	9,241	8,835	8,490
Gain on sale of securities, net (Note 4)	3,633	14,313	18,574
Financial advisory services	—	3,808	22,758
Other income	10,073	7,416	8,423

Total noninterest income	220,885	219,707	232,483

Noninterest Expenses:
Compensation and benefits (Notes 18 and 19)	241,469	219,320	206,381
Occupancy	43,292	35,820	30,698
Furniture and equipment	50,228	37,626	31,143
Intangible amortization (Note 7)	19,913	18,345	15,998
Marketing	14,267	13,380	11,508
Professional services	14,962	15,654	11,708
Dividends on preferred stock of subsidiary corporation (Note 22)	863	863	863
Conversion and infrastructure costs	8,138	500	—
Debt prepayment expenses (Note 12)	—	45,761	—
Capital securities (Note 14 and 21)	—	—	11,924
Other expenses	62,438	59,868	57,759

Total noninterest expenses	455,570	447,137	377,982

Income before income taxes	273,156	222,731	243,020
Income taxes (Note 9)	87,301	68,898	79,772

Net Income	$185,855	153,833	163,248

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)

	Years ended December 31,
(In thousands, except per share data)	2005	2004	2003

Net income	$185,855	153,833	163,248

Net income per common share:
Basic	$3.47	3.05	3.58
Diluted	$3.43	3.00	3.52

Weighted average shares outstanding:
Basic	53,577	50,506	45,542
Dilutive effect of stock-based compensation	659	846	820

Diluted	54,236	51,352	46,362

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In thousands)	2005	2004	2003

Net Income	$185,855	153,833	163,248
Other comprehensive income (loss), net of tax:
Unrealized net holding loss on securities available for sale arising during year (net of income tax effect of $(11,873), $(9,806) and $(14,908) for 2005, 2004 and 2003, respectively)	(22,052)	(14,515)	(21,343)
Reclassification adjustment for net gains on securities included in net income (net of income tax effect of $(1,097), $(5,179) and $(7,311) for 2005, 2004 and 2003, respectively)	(2,037)	(9,617)	(11,024)
Deferred gain on cash flow hedge (Note 14)	—	—	1,690
Reclassification adjustment for cash flow hedge gain amortization included in net income	(168)	(169)	(162)
Reclassification adjustment for amortization of unrealized loss (gain) upon transfer to held to maturity (net of income tax effect of $496, $13, and $(11) for 2005, 2004 and 2003, respectively )	920	24	(21)

Other comprehensive loss	(23,337)	(24,277)	(30,860)

Comprehensive income	$162,518	129,556	132,388

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
					Compre-
					hensive
	Common	Paid-in	Retained	Treasury	Income
(In thousands, except per share data)	Stock	Capital	Earnings	Stock	(Loss)	Total

Balance, December 31, 2002	$495	411,154	707,531	(134,318)	50,596	1,035,458

Net income for 2003	—	—	163,248	—	—	163,248
Dividends paid:
$.82 per common share	—	—	(37,422)	—	—	(37,422)
Exercise of stock options	—	(3,647)	—	11,916	—	8,269
Common stock repurchased	—	—	—	(12,400)	—	(12,400)
Common stock issued in acquisition	—	1,812	—	20,163	—	21,975
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	(32,367)	(32,367)
Stock-based compensation	—	3,692	—	1,926	—	5,618
Repurchase of capital trust securities	—	(991)	—	—	—	(991)
Deferred gain from hedge, net of amortization	—	—	—	—	1,528	1,528
Amortization of unrealized gain on securities transferred to held to maturity, net of taxes	—	—	—	—	(21)	(21)

Balance, December 31, 2003	495	412,020	833,357	(112,713)	19,736	1,152,895

Net income for 2004	—	—	153,833	—	—	153,833
Dividends paid:
$.90 per common share	—	—	(44,361)	—	—	(44,361)
Exercise of stock options	2	5,659	—	6,453	—	12,114
Common stock repurchased	—	—	—	(4,620)	—	(4,620)
Common stock issued in acquisitions	40	182,289	1	108,650	—	290,980
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	(24,132)	(24,132)
Stock-based compensation	—	5,704	—	1,683	—	7,387
Amortization of deferred hedging gain	—	—	—	—	(169)	(169)
Amortization of unrealized loss on securities transferred to held to maturity, net of taxes	—	—	—	—	24	24
Other	(1)	24	—	—	—	23

Balance, December 31, 2004	536	605,696	942,830	(547)	(4,541)	1,543,974

Net income for 2005	—	—	185,855	—	—	185,855
Dividends paid:
$.98 per common share	—	—	(52,701)	—	—	(52,701)
Exercise of stock options	5	11,639	—	161	—	11,805
Common stock repurchased	—	—	—	(28,135)	—	(28,135)
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	(24,089)	(24,089)
Stock-based compensation	—	1,871	—	6,740	—	8,611
Amortization of deferred hedging gain	—	—	—	—	(168)	(168)
Amortization of unrealized loss on securities transferred to held to maturity, net of taxes	—	—	—	—	920	920
Employee Stock Purchase Plan	—	438	—	716	—	1,154

Balance, December 31, 2005	$541	619,644	1,075,984	(21,065)	(27,878)	1,647,226

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2005	2004	2003

Operating Activities:
Net income	$185,855	153,833	163,248
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,500	18,000	25,000
Provision for deferred taxes	25,452	18,965	(744)
Depreciation and amortization	33,781	34,424	37,524
Amortization of intangible assets	19,913	18,345	15,998
Stock-based compensation	8,611	7,387	5,618
Net gain on sale of foreclosed properties	(41)	(313)	(216)
Net gain on sale of securities	(3,160)	(14,796)	(18,335)
Net gain on sale of loans and loan servicing	(11,573)	(13,305)	(19,520)
Net (gain) loss on trading securities	(456)	483	(239)
(Increase) decrease in trading securities	(1,801)	72	5,436
Increase in cash surrender value of life insurance	(9,241)	(8,835)	(8,490)
Loans originated for sale	(1,844,829)	(1,889,437)	(2,693,403)
Proceeds from sale of loans originated for sale	1,735,694	1,924,756	3,028,250
(Increase) decrease in interest receivable	(21,436)	(10,250)	1,845
(Increase) decrease in prepaid expenses and other assets	(17,114)	66,251	116,538
(Decrease) increase in accrued expenses and other liabilities, net	(52,271)	52,560	(160,587)
Proceeds from surrender of life insurance contracts	797	666	—

Net cash provided by operating activities	57,681	358,806	497,923

Investing Activities:
Purchases of securities, available for sale	(833,071)	(2,154,660)	(4,018,142)
Proceeds from maturities and principal repayments of securities available for sale	480,619	900,715	1,950,084
Proceeds from sales of securities, available for sale	258,370	2,800,802	1,937,431
Purchases of held-to-maturity securities	(72,901)	(176,687)	(17,448)
Proceeds from maturities and principal repayments of held-to-maturity securities	158,543	42,375	—
Proceeds from sale of held-to-maturity securities	769	—	—
Decrease in short-term investments, net	89,803	27,426	4,089
Increase in loans, net	(598,196)	(867,350)	(1,200,185)
Proceeds from sale of foreclosed properties	2,687	7,343	4,401
Purchases of premises and equipment, net	(58,539)	(49,074)	(22,560)
Net cash received (paid) for purchase and sale transactions	17,038	(108,911)	(57,587)
Deferred realized hedging gains	—	—	1,690
Other, net	—	—	(611)

Net cash (used) provided by investing activities	(554,878)	421,979	(1,418,838)

Financing Activities:
Net increase in deposits	918,853	532,701	616,021
Proceeds from FHLB advances	42,204,505	76,385,372	50,769,098
Repayment of FHLB advances	(42,570,120)	(77,051,445)	(50,442,836)
Increase (decrease) in securities sold under agreements to repurchase and other short-term borrowings	91,917	(695,755)	(274,502)
Other long-term debt issued	—	150,000	200,000
Other long-term debt repaid	(35,200)	(25,200)	(25,200)
Issuance of capital trust securities	—	—	75,000
Redemption of capital trust securities	—	—	(12,342)
Cash dividends to common shareholders	(52,701)	(44,361)	(37,422)
Exercise of stock options	11,805	12,114	8,269
Stock sold to Employee Stock Purchase Plan	1,154	—	—
Common stock repurchased	(28,135)	(4,620)	(12,400)

Net cash provided (used) by financing activities	542,078	(741,194)	863,686

Increase (decrease) in cash and cash equivalents	44,881	39,591	(57,229)
Cash and cash equivalents at beginning of year	248,825	209,234	266,463

Cash and cash equivalents at end of year	$293,706	248,825	209,234

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years ended December 31,
(In thousands)	2005	2004	2003

Supplemental Disclosures:
Income taxes paid	$84,349	39,177	78,146
Interest paid	344,418	258,353	243,331

Supplemental Schedule of Noncash Investing and Financing Activities:
Transfer of loans to foreclosed properties	5,394	4,767	6,347
Reclassification of reserve for unfunded credit commitments	9,146	—	—
Reclassification of available for sale securities to held to maturity	—	922,778	155,962

Assets acquired and liabilities assumed and assets sold and liabilities extinguished were as follows:

	Years ended December 31,
(In thousands)	2005	2004	2003

Purchase Transactions:
Fair value of noncash assets acquired	$235,963	2,740,278	222,189
Fair value of liabilities assumed	210,786	2,724,335	219,495
Fair value of common stock issued	—	290,980	21,975

Sale Transactions:
Fair value of noncash assets sold	105,656	16,263	—
Fair value of liabilities extinguished	56,237	7,104	—

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: Summary of Significant Accounting Policies
a) Basis of Financial Statement Presentation
1) Principles of Consolidation
The Consolidated Financial Statements include the accounts of Webster Financial Corporation and its subsidiaries (collectively, “Webster”), including Webster Bank, National Association, a national bank regulated by the Office of the Comptroller of the Currency (“OCC”). The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and all significant intercompany balances and transactions have been eliminated in consolidation.
2) Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the periods presented. The actual results could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for credit losses and the valuation allowance for the deferred tax asset.
b) Cash and Cash Equivalents
 For the purposes of the Statements of Cash Flows, cash on hand and in banks is reflected as cash and cash equivalents. Webster is required by the Federal Reserve System to maintain noninterest bearing cash reserves equal to a percentage of certain deposits.
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
d) Loans
Loans are stated at the principal amounts outstanding, net of unamortized premiums and discounts and net of deferred loan fees and/or costs which are recognized as a yield adjustment using the interest method. These yield adjustments are generally amortized over the contractual life of the related loans adjusted for estimated prepayments when applicable. Interest on loans is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Loans are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans are transferred to a nonaccrual basis generally when principal or interest payments become 90 days delinquent, unless the loan is well secured and in process of collection, or sooner when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments.
Loans held for sale are valued at the lower of aggregate cost or fair value. Gains or losses on sales of loans held for sale are determined using the specific identification basis and are recognized upon delivery in noninterest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Commercial-type loans (commercial and commercial real estate loans) are considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement. Impaired loans included in nonperforming loans generally are nonaccrual commercial-type loans, commercial-type loans past due 90 days or more and still accruing interest, and all loans restructured in a troubled debt restructuring.
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
Loan origination fees, net of certain direct origination costs, and premiums and discounts on loans purchased are recognized in interest income over the lives of the loans using a method approximating the interest method.
e) Allowance for Credit Losses
The allowance for credit losses, which comprises the allowance for loan losses and the reserve for unfunded credit commitments, is maintained at a level adequate to absorb probable losses inherent in the loan portfolio and in unfunded credit commitments. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off, and reduced by charge-offs on loans.
Management believes that the allowance for credit losses is adequate. While management uses available information to recognize losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses and such agencies may require additions to the allowance for credit losses based on judgments different from those of management.
The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). Estimated costs to sell are considered when determining the fair value of collateral in the measurement of impairment if these costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.
f) Derivative Instruments and Hedging Activities
Derivatives are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. All derivatives are recognized as either assets or liabilities in the Consolidated Statements of Condition and measured at fair value. Changes in the fair value of the derivatives are reported in either earnings or other comprehensive income (loss), depending on the use of the derivative and whether or not it qualifies for hedge accounting. Hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception of the hedge relationship and on an ongoing basis. Accounting for hedges varies based on the type of hedge — fair value or cash flow. Results of effective hedges are recognized in current earnings for fair value hedges and in other comprehensive income (loss) for cash flow hedges. Ineffective portions of hedges are recognized immediately in earnings and are not deferred.
When derivative contracts that were designated as hedging instruments in fair value hedges are terminated, the fair value adjustment related to the hedged item is amortized as a yield adjustment over the remaining life of the hedged item.
Interest rate lock commitments are extended to borrowers in connection with the origination of mortgage loans held for sale (“rate locks”). To mitigate the interest rate risk inherent in these rate locks, as well as in closed mortgage loans held for sale (“loans held for sale”), mandatory forward commitments (“forward commitments”) are established to sell mortgage-backed securities and best efforts forward commitments are established to sell individual mortgage loans. Rate locks and forward commitments are considered to be derivatives under SFAS No. 133, as amended.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
g) Short-term Investments
Short-term investments consist primarily of interest-bearing deposits in the FHLB or other short-term money market investments. These deposits are carried at cost, which approximates market value.
h) Premises and Equipment and Depreciation
Premises and equipment are carried at cost, less accumulated depreciation. Depreciation of premises and equipment is accumulated on a straight-line basis over the estimated useful lives of the related assets. Estimated lives are 15 to 40 years for buildings and improvements and 3 to 20 years for equipment and software. Amortization of leasehold improvements is calculated on a straight-line basis over the shorter of the useful life of the improvement or the term of the related leases.
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
Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either separately or in combination with a related contract, asset or liability. Intangible assets with finite useful lives are amortized to noninterest expense over their estimated useful lives and are subject to impairment testing. Any impairment writedown would be charged to noninterest expense.
k) Cash Surrender Value of Life Insurance
The investment in life insurance represents the cash surrender value of life insurance policies on officers of Webster. Increases in the cash surrender value are recorded as other noninterest income. Decreases are the result of collection on the policies due to the death of an insured. Death benefit proceeds in excess of cash surrender value are recorded in noninterest income when received.
l) Income Taxes
Income taxes are recorded in accordance with SFAS No. 109, using the “asset and liability” method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expenses in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
n) Stock-based Compensation
At December 31, 2005, a stock-based employee and a non-employee director compensation plan were maintained as described more fully in Note 19. Prior to January 1, 2002, stock-based compensation related to option plans was accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Therefore, no stock-based employee compensation expense related to option grants was reflected in noninterest expense for 2001 and prior years, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2002, the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, were adopted prospectively, for all employee and non-employee options granted, modified, or settled January 1, 2002 and thereafter. Awards under the plans, in general, vest over periods ranging from 3 to 4 years. Therefore, the cost related to stock-based compensation included in the determination of net income for 2004 and 2003 was less than that which would have been recognized if the fair value based method had been applied to all option grants since the original effective date of SFAS No. 123. As of January 1, 2005, all stock options granted prior to the implementation of SFAS No. 123 are fully vested. Restricted stock is also granted to employees and directors. The fair value of restricted stock granted is expensed over the vesting period and reflected in noninterest expense. The expense recognized for restricted stock totaled $2.3 million, $1.8 million and $2.2 million for the years 2005, 2004 and 2003, respectively.
The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all stock option awards in each of the periods presented.

	Year ended December 31,
(In thousands)	2005	2004	2003

Net income, as reported	$185,855	153,833	163,248
Add: Stock-based compensation expense included in reported net income, net of related tax effects	5,845	3,304	2,329
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(5,845)	(3,713)	(4,061)

Pro forma net income	$185,855	153,424	161,516

Earnings per share:
Basic — as reported	$3.47	3.05	3.58
— pro forma	3.47	3.04	3.55

Diluted — as reported	$3.43	3.00	3.52
— pro forma	3.43	2.99	3.48

o) Loan and Loan Servicing Sales
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
p) Fee Revenue
Generally, fee revenue from deposit service charges and loans is recognized when earned, except where ultimate collection is uncertain, in which case revenue is recognized when received. Insurance revenue is recognized on property and casualty insurance, at the later of the billing or effective date, net of cancellations. Customer policy cancellations may result in a partial refund of previously collected revenue and, therefore, an adjustment to income is made at that time. Revenue for other lines of insurance, such as life and health, is recognized when earned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Trust revenue is recognized as received from individual accounts based upon a percentage of asset value. Fee income on managed institutional accounts is accrued as earned and collected quarterly based on the value of assets managed at quarter end.
Generally, financial advisory services revenue is recognized to the extent that work has been completed on specific projects. Additionally, some revenues are contingent on successful completion of the project. Revenues on these contracts are not recognized until determinable.
q) Comprehensive Income
Comprehensive income is defined as net income and any changes in equity from sources that are not reflected in the statements of income except those resulting from investments by or distributions to owners. Other comprehensive income includes items such as net changes in unrealized gains or losses on securities available for sale, unrealized gains or losses upon transfer of available for sale securities to held to maturity, deferred gains on cash flow hedges and minimum pension liability adjustments, net of income taxes. Accumulated other comprehensive income or loss represents the accumulation of these other comprehensive income items until they are recognized in the Consolidated Statements of Income.
r) Earnings Per Share
Basic net income per common share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock (such as stock options) were exercised or converted into common stock that would then share in the earnings of Webster. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding, adjusted for the additional common shares that would have been outstanding if all potentially dilutive common shares were issued during the reporting period. For each of the years in the three-year period ended December 31, 2005, the difference between basic and diluted weighted average shares outstanding was entirely due to the effects of stock-based compensation as potential common shares.
At December 31, 2005, 2004 and 2003, options to purchase 296,315, 475,140 and 446,406 shares of common stock at exercise prices from $46.96 to $50.64; $48.21 to $51.31; and $39.20 to $46.15; respectively, were not considered in the computation of diluted potential common stock since the exercise prices of the options were greater than the average market price of Webster’s common stock for the respective periods.
s) Standby Letters of Credit
Substantially all the outstanding standby letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. 45. These are irrevocable undertakings by Webster, as guarantor, to make payments in the event a specified third party fails to perform under a nonfinancial contractual obligation. Most of the performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. At December 31, 2005, standby letters of credit totaled $187.6 million. The fair value of standby letters of credit is considered immaterial to Webster’s Consolidated Financial Statements.
t) Reclassifications
Certain financial statement balances as previously reported have been reclassified to conform to the 2005 Consolidated Financial Statements presentation.
NOTE 2: Purchase and Sale Transactions
The following purchase and sale transactions were completed during 2005. The results of operations of the acquired companies are included in the Consolidated Financial Statements only for periods subsequent to the date of acquisition.
Eastern Wisconsin Bancshares, Inc.
On September 7, 2004, Webster announced its entry into the health savings account business through a definitive agreement to acquire Eastern Wisconsin Bancshares, Inc. (“EWBI”), the holding company for State Bank of Howards Grove (“State Bank”), headquartered in Howards Grove, Wisconsin. This transaction closed on February 28, 2005. The acquisition made Webster one of the largest custodians and administrators of health savings accounts in the United States. The purchase price was approximately $27 million in cash. State Bank had $163 million in assets and $144 million in deposits, including $95 million in health savings account deposits at the time of the agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A definitive agreement was announced on February 8, 2005 whereby Webster would divest State Bank’s two retail branches and related loans and deposits and retain the health savings account operation. The health savings account division operates under the name of HSA Bank, a division of Webster Bank. The State Bank branch sale closed on April 15, 2005.
J. Bush & Co.
On June 29, 2005, Webster announced the completion of its acquisition of the assets of J. Bush & Co., a New Haven-based investment management firm. J. Bush & Co., which retained its name and operates as a division of Webster’s Wealth and Investment Advisors group, brought to Webster over $200 million in assets under management. These assets are not included in the Consolidated Financial Statements.
NOTE 3: Recent Accounting Standards
Statements of Financial Accounting Standards
SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3,” establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS No. 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS No. 154 carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 also carries forward without change the guidance contained in APB Opinion No. 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
In December 2004, the FASB issued SFAS No. 123 (R), “Share Based Payment”, which requires compensation cost relating to share-based payment transactions to be recognized in the financial statements, based upon the fair value of the instruments issued. SFAS No. 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted stock plans, performance-based awards, share appreciation rights and employee purchase plans. This Statement is effective for public entities as of the beginning of the first annual period that begins after June 15, 2005. SFAS No. 123 (R) replaces SFAS No. 123, which established as preferable a fair value based method of accounting for share-based compensation with employees, but permitted the option of continuing to apply the guidance of APB Opinion No. 25, as long as the notes to the financial statements disclosed the effects of the preferable fair value method. Webster adopted the provisions of SFAS No. 123, effective January 1, 2002. Therefore, the adoption of SFAS No. 123 (R) is not expected to have a material impact on Webster’s Consolidated Financial Statements.
Financial Accounting Standards Board Staff Positions
In November 2005, the FASB issued Staff Position Nos. 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP No. 115-1”), which addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. FSP No. 115-1 also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment loss on a debt security and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP No. 115-1 replaces the impairment guidance in Emerging Issues Task Force Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and Securities and Exchange Commission Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities”). Under FSP No. 115-1, impairment losses must be recognized in earnings for the difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. FSP No. 115-1 also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. FSP No. 115-1 is effective for reporting periods beginning after December 15, 2005. Webster does not expect that the application of FSP No. 115-1 will have a material impact on its Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4: Securities
A summary of securities follows:

	At December 31,
	2005				2004				2003
	Amortized	Unrealized		Estimated	Amortized	Unrealized		Estimated	Amortized	Unrealized		Estimated
(In thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Trading:
Municipal bonds and notes	$			2,257	$			—	$			555

Available for sale:
U.S. Government agency notes	$—	—	—	—	$—	—	—	—	$73,821	96	(4,895)	69,022
Municipal bonds and notes	—	—	—	—	390	—	—	390	—	—	—	—
Corporate bonds and notes	197,101	5,384	(1,162)	201,323	192,076	6,192	(1,895)	196,373	214,030	7,957	(2,124)	219,863
Equity securities (a)	223,043	5,542	(559)	228,026	262,776	9,893	(18)	272,651	163,783	17,202	(1,057)	179,928
Mortgage-backed securities	2,176,121	27	(50,078)	2,126,070	2,043,666	212	(18,886)	2,024,992	3,649,955	29,033	(19,546)	3,659,442

Total available for sale	$2,596,265	10,953	(51,799)	2,555,419	$2,498,908	16,297	(20,799)	2,494,406	$4,101,589	54,288	(27,622)	4,128,255

Held to maturity:
Municipal bonds and notes	$401,112	8,237	(1,011)	408,338	$342,264	7,494	(550)	349,208	$173,371	1,348	(88)	174,631
Mortgage-backed securities	741,797	—	(17,912)	723,885	887,349	196	(2,124)	885,421	—	—	—	—

Total held to maturity securities	$1,142,909	8,237	(18,923)	1,132,223	$1,229,613	7,690	(2,674)	1,234,629	$173,371	1,348	(88)	174,631

(a)	As of December 31, 2005, the fair value of equity securities consisted of FHLB stock of $133.4 million FRB stock of $36.3 million, common stock of $38.4 million and preferred stock of $19.9 million. The fair value of equity securities at December 31, 2004 consisted of FHLB stock of $190.0 million, FRB stock of $37.9 million and common stock of $44.8 million. As of December 31, 2003, the fair value of equity securities consisted of FHLB stock of $134.0 million and common stock of $45.9 million.
The following table identifies temporarily impaired investment securities as of December 31, 2005 segregated by length of time the securities had been in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for sale:
Corporate bonds and notes	$8,678	(431)	15,353	(731)	24,031	(1,162)
Equity securities	22,601	(133)	3,979	(426)	26,580	(559)
Mortgage-backed securities	688,628	(10,475)	1,426,055	(39,603)	2,114,683	(50,078)

Total available for sale	719,907	(11,039)	1,445,387	(40,760)	2,165,294	(51,799)
Held to maturity:
Municipal bonds and notes	62,907	(589)	15,851	(422)	78,758	(1,011)
Mortgage-backed securities	522,006	(12,576)	201,879	(5,336)	723,885	(17,912)

Total held to maturity securities	584,913	(13,165)	217,730	(5,758)	802,643	(18,923)

Total securities	$1,304,820	(24,204)	1,663,117	(46,518)	2,967,937	(70,722)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table identifies temporarily impaired investment securities as of December 31, 2004 segregated by length of time the securities had been in a continuous unrealized loss position.

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

Unrealized losses on fixed income securities result from the cost basis of securities being greater than current market value. This will generally occur as a result of an increase in interest rates since the time of purchase, a structural change in an investment or from deterioration in credit quality of the issuer. Management has and will continue to evaluate impairments, whether caused by adverse interest rate or credit movements, to determine if they are other-than-temporary.
In accordance with applicable accounting literature, Webster must demonstrate an ability and intent to hold impaired securities until full recovery of their cost basis. Management uses both internal and external information sources to arrive at the most informed decision. This quantitative and qualitative assessment begins with a review of general market conditions and changes to market conditions, credit, investment performance and structure since the prior review period. The ability to hold the impaired securities will involve a number of factors, including: forecasted recovery period based on average life; whether its return provides satisfactory carry relative to funding sources; Webster’s capital, earnings and cash flow positions; and compliance with various debt covenants, among other things. Webster currently intends to hold all temporarily impaired securities to full recovery, which may be until maturity.
Estimating the recovery period for equity securities will include analyst forecasts, earnings assumptions and other company specific financial performance metrics. In addition, this assessment will incorporate general market data, industry and sector cycles and related trends to determine a reasonable recovery period.
Webster’s determination of impairment at December 31, 2005 began with a recognition that market yields increased during the course of 2005, reflecting the impact of thirteen interest rate increases of 25 basis points, or 325 basis points in total, by the Federal Reserve from June 2004 through December 2005.
At December 31, 2005, Webster had $1.7 billion of impaired securities with an unrealized loss of $46.5 million for twelve consecutive months or longer due to interest rates currently being higher than at the time of purchase. Approximately 85 percent of that unrealized loss, or $39.6 million, was concentrated in mortgage-backed securities available for sale totaling $1.43 billion in fair value. These securities carry AAA ratings or Agency-implied AAA credit ratings and are currently performing as expected. Management does not consider these investments to be other-than-temporarily impaired and Webster has the ability and intent to hold these investments to full recovery of the cost basis. Management expects that recovery of temporarily impaired available for sale mortgage-backed securities will occur over the weighted-average estimated remaining life of these securities. Management uses market-accepted pricing and prepayment models to project the estimated average life, which for this group of securities is presently estimated to be approximately 2.8 years. Further, the majority of these securities are hybrid adjustable rate mortgage-backed securities, which tend to prepay faster than similar coupon fixed-rate mortgage-backed securities and as the collateral loans approach their interest rate reset dates, management expects the securities to trade at par or at a premium when fully indexed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Held to maturity mortgage-backed securities totaling $201.9 million at December 31, 2005, with an unrealized loss of $5.3 million, were impaired for twelve consecutive months or longer due to interest rate increases. These securities carry AAA ratings or Agency-implied AAA credit ratings and are currently performing as expected. Management does not consider these investments to be other-than-temporarily impaired. Webster has the ability and intent to hold these investments to full recovery of the cost basis. Management expects that recovery of temporarily impaired held to maturity mortgage-backed securities will occur over the weighted-average estimated remaining life of these securities. Management uses market-accepted pricing and prepayment models to project the estimated average life, which for this group of securities is presently estimated to be approximately 4.4 years. Further, this group of securities continues to record acceptable levels of prepayments monthly at par, which reduces the amount of fair value and unrealized loss accordingly.
Held to maturity municipal securities totaling $15.9 million at December 31, 2005, with an unrealized loss of $0.4 million, were impaired for twelve consecutive months or longer due to interest rate increases. Most of these bonds are insured AAA rated general obligation bonds with stable ratings. There were no credit downgrades since the last review period. These securities are currently performing as anticipated. Management does not consider these investments to be other-than-temporarily impaired. Webster has the ability and intent to hold these investments to full recovery of the cost basis. Management expects recovery of temporarily impaired held to maturity municipal securities over their weighted-average estimated remaining life, which is presently estimated to be approximately 8.7 years.
Three available for sale corporate securities totaling $15.4 million at December 31, 2005, with an unrealized loss of $0.7 million, were impaired for twelve consecutive months or longer. The unrealized loss was primarily caused by higher interest rates. Two of the corporate securities are unrated, but have undergone an internal credit review. One corporate security is A rated, but has never been downgraded. As a result of our credit review of the issuers, management has determined that there has been no deterioration in credit quality subsequent to purchase or last review period. These securities are currently performing as projected. Management does not consider these investments to be other-than-temporarily impaired based on experience with these types of investments. Webster has the ability and intent to hold these investments to full recovery of the cost basis. Management expects recovery of temporarily impaired available for sale corporate securities over their weighted-average estimated remaining life, which is presently estimated to be approximately 2.2 years.
One available for sale equity security of $4.0 million at December 31, 2005, with an unrealized loss of $0.4 million, was impaired for twelve consecutive months or longer. The stock is in the financial services industry, which is experiencing performance pressures from a flatter yield curve and slowing mortgage originations. The severity of the impairment is consistent with those market developments. Management believes the decline in price has stabilized and the security is not other-than-temporarily impaired. Based on our internal evaluation and analyst forecasts, management believes that Webster has the ability and intent to hold this security to full recovery of the cost basis.
There were no impairment writedowns of securities during the years ended December 31, 2005 and 2004. Writedowns of $0.2 million were recorded in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the fair value (“FV”) and weighted-average yield (based on amortized cost) of debt securities at December 31, 2005 by contractual maturity. Mortgage-backed securities are included by final contractual maturity. Actual maturities will differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

			After one year		After five years
	One year or less		through five years		through ten years		After 10 years		Total
(Dollars in thousands)	FV	Yield	FV	Yield	FV	Yield	FV	Yield	FV	Yield
Trading:
Trading
Municipal bonds and notes	$30	3.23%	$471	3.43%	$338	3.76%	$1,418	4.25%	$2,257	3.99%

Available for sale:
Corporate bonds and notes	406	4.31	—	—	—	—	200,917	8.19	201,323	8.18
Mortgage-backed securities	—	—	58,528	3.77	—	—	2,067,542	4.24	2,126,070	4.23

Total available for sale	406	4.31	58,528	3.77	—	—	2,268,459	4.59	2,327,393	4.57

Held to maturity:
Municipal bonds and notes	14,866	4.52	7,774	4.34	9,012	4.54	376,686	4.69	408,338	4.67
Mortgage-backed securities	—	—	—	—	—	—	723,885	4.29	723,885	4.29

Total held to maturity	14,866	4.52	7,774	4.34	9,012	4.54	1,100,571	4.43	1,132,223	4.43

Total	$15,302	4.51%	$66,773	3.83%	$9,350	4.51%	$3,370,448	4.53%	$3,461,873	4.52%

A summary of realized gains and losses follows:

	Years ended December 31,
		2005			2004			2003

(In thousands)	Gains	Losses	Net	Gains	Losses	Net	Gains	Losses	Net

Trading Securities:
U.S. Treasury notes	$147	—	147	$182	(202)	(20)	$489	(141)	348
U.S. Government agency notes	—	—	—	9	(100)	(91)	44	(138)	(94)
Municipal bonds and notes	429	(176)	253	448	(369)	79	369	(290)	79
Corporate bonds and notes	6	(200)	(194)	65	(214)	(149)	477	(545)	(68)
Mortgage-backed securities	28	—	28	19	—	19	43	(67)	(24)
Futures and options contracts	428	(206)	222	391	(712)	(321)	—	(2)	(2)

Total trading	1,038	(582)	456	1,114	(1,597)	(483)	1,422	(1,183)	239

Available for Sale:
U.S. Treasury notes	—	—	—	—	(1)	(1)	—	—	—
U.S. Government agency notes	—	—	—	95	(4,964)	(4,869)	1,249	(3,431)	(2,182)
Municipal bonds and notes	—	—	—	—	—	—	259	(23)	236
Corporate bonds and notes	168	(17)	151	2,189	(978)	1,211	3,855	(4,232)	(377)
Equity securities	2,728	(2)	2,726	9,141	(742)	8,399	9,093	(335)	8,758
Mortgage-backed securities	698	(424)	274	20,374	(10,318)	10,056	12,286	(386)	11,900

Total available for sale	3,594	(443)	3,151	31,799	(17,003)	14,796	26,742	(8,407)	18,335

Held to Maturity:
Mortgage-backed securities	26	—	26	—	—	—	—	—	—

Total	$4,658	(1,025)	3,633	$32,913	(18,600)	14,313	$28,164	(9,590)	18,574

The mortgage-backed securities sold in 2005 from the held to maturity portfolio represented securities for which Webster collected over 85% of the principal outstanding at acquisition. The net carrying amount of the mortgage-backed securities sold in 2005 totaled $0.7 million.
Short and long futures and options positions may be entered into to minimize the price volatility of certain assets held as trading securities and to profit from trading opportunities. Changes in the market value of futures and options positions are recognized as a gain or loss in the period in which the change occurred. All gains and losses resulting from futures and options positions are reflected in noninterest income. At December 31, 2005 and 2004, there were no such positions open.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On October 1, 2004, certain available for sale mortgage-backed securities with an amortized cost of $929.7 million and fair value of $921.3 million were transferred to held to maturity. In accordance to the provisions of SFAS No. 115, the securities were transferred at their fair value and an unrealized loss of $8.4 million was segregated within accumulated other comprehensive income and is being amortized as an adjustment to held to maturity securities interest income over the remaining life of the securities.
At December 31, 2005, securities of single issuers with an aggregate value exceeding ten percent of total stockholders’ equity, or $164.7 million, are as follows:

	Aggregate	Aggregate
(In thousands)	Amortized Cost	Market Value

Issuers:
Fannie Mae	$1,162,424	$1,132,332
Bank of America	617,377	605,075
Freddie Mac	396,893	385,258
Wells Fargo	307,770	301,521
Washington Mutual, Inc.	209,453	205,722
Of the Fannie Mae and Freddie Mac securities identified above, none are preferred stock investments.
NOTE 5: Loans, Net
A summary of loans, net follows:

	At December 31,
	2005		2004
(Dollars in thousands)	Amount	%	Amount	%

Residential mortgage loans:
1-4 family units	$4,640,284	37.8	$4,614,669	39.4
Construction	188,280	1.5	160,675	1.4

Total residential mortgage loans	4,828,564	39.3	4,775,344	40.8

Commercial loans:
Commercial non-mortgage	1,435,512	11.7	1,409,155	12.0
Asset-based lending	661,234	5.4	547,898	4.7
Equipment financing	779,782	6.3	627,685	5.4

Total commercial loans	2,876,528	23.4	2,584,738	22.1

Commercial real estate:
Commercial real estate	1,342,741	10.9	1,321,407	11.3
Commercial construction	465,753	3.8	393,640	3.3

Total commercial real estate	1,808,494	14.7	1,715,047	14.6

Consumer loans:
Home equity credit loans	2,736,274	22.3	2,606,161	22.2
Other consumer	35,426	0.3	31,485	0.3

Total consumer loans	2,771,700	22.6	2,637,646	22.5

Total loans	12,285,286	100.0	11,712,775	100.0
Less: allowance for loan losses	(146,486)		(150,112)

Loans, net	$12,138,800		$11,562,663

At December 31, 2005, net loans included $24.5 million of net premiums and $36.9 million of net deferred costs. At December 31, 2004, net loans included $20.5 million of net premiums and $32.1 million of net deferred costs. The unadvanced portions of closed loans totaled $547.5 million and $523.3 million at December 31, 2005 and 2004, respectively.
A majority of mortgage loans are secured by real estate in the State of Connecticut. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio is dependent on economic and market conditions in Connecticut.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Webster individually reviews classified loans greater than $250,000 for impairment based on the fair value of collateral or expected cash flows and it reviews loans under $250,000 as a homogeneous pool. At December 31, 2005, there were $61.7 million of impaired loans as defined by SFAS No. 114, including loans of $27.5 million with an impairment allowance of $9.9 million. At December 31, 2004, there were $14.1 million of impaired loans with an impairment allowance of $1.1 million. In 2005, 2004 and 2003, the average balance of impaired loans was $42.7 million, $22.2 million and $23.6 million, respectively.
The policy with regard to the recognition of interest income on commercial impaired loans includes an individual assessment of each loan. Interest on loans that are more than 90 days past due is no longer accrued and all previously accrued and unpaid interest is charged to interest income. When payments on commercial impaired loans are received, interest income is recorded on a cash basis or is applied to principal based on an individual assessment of each loan. Cash basis interest income recognized on commercial impaired loans for the years 2005, 2004 and 2003 amounted to $591,000, $170,000 and $725,000, respectively.
At December 31, 2005 and 2004, total troubled debt restructurings approximated $12,000 and $20,000, respectively. Interest income recognized in 2005 and 2004 on restructured loans was insignificant. At December 31, 2005, there were no commitments to lend any additional funds to debtors in troubled debt restructurings.
Nonaccrual loans totaled $60.6 million and $35.0 million at December 31, 2005 and 2004, respectively. Interest on nonaccrual loans that would have been recorded as additional interest income for the years ended December 31, 2005, 2004 and 2003 had the loans been current in accordance with their original terms totaled $3.2 million, $2.1 million and $2.6 million, respectively.
Webster is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and commitments to sell residential first mortgage loans and commercial loans. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the Consolidated Statements of Condition.
The estimated fair value of commitments to extend credit is considered insignificant at December 31, 2005 and 2004. Future loan commitments represent residential and commercial mortgage loan commitments, commercial loan and equipment financing commitments, letters of credit and commercial and home equity unused credit lines. Rates for these loans are generally established shortly before closing. The rates on home equity lines of credit generally vary with the prime rate.
As of December 31, 2005 and 2004, residential mortgage commitments totaled $137.2 million and $284.4 million, respectively. Residential commitments outstanding at December 31, 2005 consisted of adjustable rate and fixed rate mortgages of $14.8 million and $122.4 million, respectively, at rates ranging from 1.0% to 12.25%. Residential commitments outstanding at December 31, 2004 consisted of adjustable rate and fixed rate mortgages of $55.1 million and $229.3 million, respectively, at rates ranging from 1.0% to 8.5%. Commitments to originate loans generally expire within 60 days. In addition, at December 31, 2005 and 2004, there were unused portions of home equity credit lines extended of $1.7 billion and $1.2 billion, respectively. Unused commercial lines of credit, letters of credit, standby letters of credit, equipment financing commitments and outstanding commercial new loan commitments totaled $3.4 billion and $2.9 billion at December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, consumer loan commitments totaled $83.2 million and $53.3 million, respectively.
Forward commitments are used to sell residential mortgage loans, and are entered into for the purpose of reducing the market risk associated with originating loans held for sale and committed loans with rate locks. Risks may arise from the possible inability of Webster or the other party to fulfill the contracts. At December 31, 2005 and 2004, there were forward commitments to sell loans totaling $343.0 million and $305.3 million, respectively. At December 31, 2005 and 2004, there were $262.6 million and $146.7 million, respectively, of residential mortgage loans held for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6: Allowance for Credit Losses
The allowance for credit losses is maintained at a level adequate to absorb probable losses inherent in the loan portfolio and in unfunded credit commitments. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off, and reduced by charge-offs on loans.
A summary of the changes in the allowance for credit losses follows:

	Years ended December 31,
(In thousands)	2005	2004	2003

Balance at beginning of year	$150,112	121,674	116,804
Allowances from purchase transactions	—	20,698	2,116
Write-down of loans transferred to held for sale	(775)	—	—
Provisions charged to operating expense	9,500	18,000	25,000

Subtotal	158,837	160,372	143,920

Charge-offs	(9,754)	(14,951)	(26,149)
Recoveries	6,549	4,691	3,903

Net charge-offs	(3,205)	(10,260)	(22,246)

Balance at end of year	$155,632	150,112	121,674

Components:
Allowance for loan losses	$146,486	150,112	121,674
Reserve for unfunded credit commitments (1)	9,146	—	—

Allowance for credit losses	$155,632	150,112	121,674

Net loan charge-offs as a percentage of average total loans	0.03%	0.10	0.25
Allowance for loan losses as a percentage of total loans	1.19	1.28	1.32
Allowance for credit losses as a percentage of total loans	1.27	1.28	1.32

(1)	Effective December 31, 2005, Webster transferred the portion of the allowance for loan losses related to commercial and consumer lending commitments and letters of credit to the reserve for unfunded credit commitments.
NOTE 7: Goodwill and Other Intangible Assets
The following tables set forth the carrying values of goodwill and intangible assets, net of accumulated amortization.

	At December 31,
(In thousands)	2005	2004

Goodwill — not subject to amortization:	$642,889	623,298

Intangible assets:
Balances subject to amortization:
Core deposit intangibles	$47,227	61,734
Other identified intangibles	6,610	7,289
Balances not subject to amortization:
Pension assets	1,844	1,844

Total	$55,681	70,867

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the carrying amount of goodwill for the year ended December 31, 2005 are as follows:

	Retail	Commercial
(In thousands)	Banking	Banking	Total

Balance at December 31, 2004	$596,715	26,583	623,298

Purchase transactions	13,983	—	13,983
Purchase price adjustments	680	4,928	5,608

Balance at December 31, 2005	$611,378	31,511	642,889

Webster performed annual evaluations of goodwill and found no impairment in 2005, 2004 and 2003.
During 2005, $4.7 million of net core deposit intangibles with an amortization period of 7 years were added as the result of the purchase of HSA Bank.
Amortization of intangible assets for 2005, 2004 and 2003 totaled $19.9 million, $18.3 million and $16.0 million, respectively. Other identified intangible assets include customer relationships, employment agreements and business relationship network. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any future impairment or change in estimated useful lives, is summarized below for each of the next five years and thereafter.

(In thousands)

For years ending December 31,
2006	$15,861
2007	7,777
2008	4,914
2009	4,742
2010	4,671
Thereafter	15,872

NOTE 8: Premises and Equipment, Net
A summary of premises and equipment, net follows:

	At December 31,
(In thousands)	2005	2004

Land	$16,713	17,100
Buildings and improvements	106,152	104,596
Leasehold improvements	37,421	27,234
Equipment and software	188,880	142,729

Total premises and equipment	349,166	291,659
Accumulated depreciation and amortization	(166,310)	(142,590)

Premises and equipment, net	$182,856	149,069

At December 31, 2005, Webster was obligated under various non-cancelable operating leases for properties used as banking offices and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense based primarily upon increases in real estate taxes over a base year. Rental expense under leases was $17.2 million, $14.8 million and $14.7 million in 2005, 2004 and 2003, respectively. Webster is also entitled to rental income under various non-cancelable operating leases for properties owned. Rental income was $1.1 million, $1.0 million and $1.1 million in 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a schedule of future minimum rental payments and receipts required under these leases as of December 31, 2005:

	Rental	Rental
(In thousands)	Payments	Receipts

For years ending December 31,
2006	$16,018	864
2007	13,936	400
2008	10,997	193
2009	9,838	146
2010	9,146	101
Thereafter	62,894	495

Total	$122,829	2,199

NOTE 9: Deferred Tax Asset, net and Income Taxes
Income tax expense is comprised of the following:

	Years ended December 31,
(In thousands)	2005	2004	2003

Current:
Federal	$61,318	49,099	79,297
State and local	531	834	1,219

	61,849	49,933	80,516

Deferred:
Federal	25,209	19,165	(686)
State and local	243	(200)	(58)

	25,452	18,965	(744)

Total:
Federal	86,527	68,264	78,611
State and local	774	634	1,161

	$87,301	68,898	79,772

The following reconciles the federal statutory tax rate to Webster’s effective tax rate based on income before income taxes:

	Years ended December 31,
	2005	2004	2003

Federal statutory tax rate	35.0%	35.0	35.0

Increase (decrease) resulting from:
State and local income taxes, net of federal benefit	0.2	0.2	0.3
Tax-exempt income, net	(2.0)	(1.8)	(0.7)
Increase in cash surrender value of life insurance	(1.2)	(1.4)	(1.2)
Other, net	—	(1.1)	(0.6)

Effective tax rate	32.0%	30.9	32.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax effects of significant temporary differences comprising the deferred tax assets and liabilities are summarized below:

	At December 31,
(In thousands)	2005	2004

Deferred tax assets:
Allowance for credit losses	$60,721	59,865
Net operating loss and credit carryforwards	19,350	13,800
Net unrealized loss on securities available for sale	14,296	1,325
Compensation and employee benefit plans	9,265	10,005
Intangible assets	5,314	5,611
Deductible acquisition costs	2,793	5,128
Premises and equipment	—	1,085
Purchase accounting and fair-value adjustments	—	991
Other	3,594	3,252

Total deferred tax assets	115,333	101,062
Less: valuation allowance	(21,320)	(17,578)

Deferred tax assets, net of valuation allowance	94,013	83,484

Deferred tax liabilities:
Deferred loan costs	11,575	—
Premises and equipment	8,811	—
Equipment financing leases	7,174	3,386
Purchase accounting and fair-value adjustments	4,968	—
Mortgage servicing rights	2,728	3,619
Loan discounts	880	2,642
Other	2,564	2,849

Total deferred tax liabilities	38,700	12,496

Deferred tax asset, net	$55,313	70,988

Utilizable federal net operating loss carryforwards (“NOLs”) totaled $7.2 million at December 31, 2005, and are scheduled to expire in various tax years through 2024. Connecticut NOLs totaled $344.0 million at December 31, 2005, and are scheduled to expire in varying amounts, during tax years 2020 through 2025. A valuation allowance has been established for the full amount of Connecticut NOLs, due to uncertainties of realization.
A valuation allowance has been established for the full amount of Connecticut, Massachusetts and Rhode Island net state deferred tax assets, due to uncertainties of realization. The state and local portions of net deferred tax assets in jurisdictions where such uncertainties do not exist, principally New York State and City, approximated $0.5 million and $0.8 million at December 31, 2005 and 2004, respectively.
Management believes it is more likely than not that Webster will realize its net deferred tax assets, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that any specific level of future income will be generated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10: Mortgage Servicing Rights
An analysis of mortgage servicing rights, which are included in other assets, for the three years ended December 31, 2005 follows:

	Mortgage Servicing Rights			Balance of
			Net	Mortgage
	Amortized	Valuation	Carrying	Loans Serviced
(In thousands)	Cost	Allowance	Value	for Others

Balance at December 31, 2002	$12,473	(1,153)	11,320	1,368,421

Mortgage servicing rights capitalized	28,704	—	28,704
Amortization charged against mortgage servicing fee income	(2,585)	—	(2,585)
Additional valuation allowance	—	(2,637)	(2,637)
Reduction of impairment allowance (credit to mortgage servicing fee income)	—	1,687	1,687
Mortgage servicing rights sold	(32,158)	—	(32,158)

Balance at December 31, 2003	6,434	(2,103)	4,331	584,625

Mortgage servicing rights acquired in acquisition	8,970	—	8,970
Mortgage servicing rights capitalized	9,826	—	9,826
Amortization charged against mortgage servicing fee income	(3,280)	—	(3,280)
Additional valuation allowance	—	(681)	(681)
Reduction of impairment allowance (credit to mortgage servicing fee income)	—	542	542
Mortgage servicing rights sold	(9,761)	—	(9,761)

Balance at December 31, 2004	12,189	(2,242)	9,947	1,450,416

Mortgage servicing rights capitalized	1,829	—	1,829
Amortization charged against mortgage servicing fee income	(2,976)	—	(2,976)
Additional valuation allowance	—	(505)	(505)
Reduction of impairment allowance (credit to mortgage servicing fee income)	—	1,226	1,226
Mortgage servicing rights sold	(1,829)	—	(1,829)

Balance at December 31, 2005	$9,213	(1,521)	7,692	1,340,429

Mortgage servicing rights represent the capitalized net present value of fee income streams generated from servicing residential mortgage loans for other investors. A discounted cash flow model is used to estimate fair value since observable market prices are not readily available. At December 31, 2005, the fair value of servicing rights was $11.7 million.
Fair value is estimated on individual pools of loans grouped according to the following characteristics: fixed versus adjustable coupons; government versus non-government backed collateral; and acquired versus originated. The key assumptions used in the valuation model include: current and future interest rates; expected prepayments of underlying mortgage loans; servicing and other ancillary fees; and cost to service loans. Impairment results when the fair market value of an individual pool has fallen below its amortized cost. A valuation allowance is established by a charge or credit to noninterest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Estimated annual amortization expense for mortgage servicing rights is summarized below for each of the next five years and in the aggregate thereafter.

(In thousands)

For years ending December 31,
2006	$2,569
2007	2,245
2008	1,971
2009	1,506
2010	822
Thereafter	100

NOTE 11: Deposits
A summary of deposit types follows.

	December 31,
	2005			2004			2003
			% of			% of			% of
		Average	total		Average	total		Average	total
(Dollars in thousands)	Amount	rate*	deposits	Amount	rate*	deposits	Amount	rate*	deposits

Demand	$1,546,096	—	13.3	$1,409,682	—	13.4	$1,090,060	—	13.0
NOW	1,622,403	0.89%	14.0	1,368,213	0.30%	12.9	1,052,690	0.26%	12.6
Money market	1,789,781	2.55	15.4	1,996,918	1.45	18.9	1,581,276	1.22	18.9
Savings	2,015,045	0.91	17.3	2,253,073	0.72	21.3	1,869,398	0.69	22.3
Retail certificates	4,249,874	3.70	36.5	3,376,718	2.58	31.9	2,681,986	2.59	32.0
Treasury certificates	407,946	4.14	3.5	166,684	2.29	1.6	96,725	1.25	1.2

Total	$11,631,145	2.03%	100.0	$10,571,288	1.33%	100.0	$8,372,135	1.26%	100.0

*Average rate on deposits outstanding at year-end.
Interest expense on deposits is summarized as follows:

	Years ended December 31,
(In thousands)	2005	2004	2003

NOW	$7,938	3,133	3,600
Money market	40,792	27,603	22,858
Savings	17,495	14,744	15,061
Retail certificates	109,414	72,768	68,587
Treasury certificates	12,798	2,358	1,205

Total	$188,437	120,606	111,311

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the amount of certificates of deposit, including Treasury certificates, maturing during the periods indicated:

(In thousands)

Maturing in the years ending December 31:
2006	$3,472,528
2007	673,675
2008	368,442
2009	114,534
2010	26,983
Thereafter	1,658

Total	$4,657,820

Certificates of deposit of $100,000 or more amounted to $1.9 billion and $1.1 billion and represented approximately 16.0% and 10.8% of total deposits at December 31, 2005 and 2004, respectively.
The following table represents the amount of certificates of deposit of $100,000 or more at December 31, 2005 maturing during the periods indicated:

(In thousands)

Maturing:
January 1, 2006 to March 31, 2006	$510,227
April 1, 2006 to June 30, 2006	428,757
July 1, 2006 to December 31, 2006	336,783
January 1, 2007 and beyond	586,508

Total	$1,862,275

NOTE 12: Federal Home Loan Bank Advances
Advances payable to the Federal Home Loan Bank are summarized as follows:

	At December 31,
	2005		2004
	Total		Total
(In thousands)	Outstanding	Callable	Outstanding	Callable

Fixed Rate:
1.48% to 7.04% due in 2005	$—	—	1,607,368	45,000
2.18% to 6.31% due in 2006	1,213,468	—	368,695	—
4.09% to 7.45% due in 2007	442,383	—	244,648	—
3.93% to 5.93% due in 2008	175,119	74,000	75,571	74,000
4.98% to 5.96% due in 2009	138,000	123,000	138,000	123,000
4.32% to 8.44% due in 2010	135,311	35,000	35,370	35,000
3.99% to 6.60% due in 2011	41,421	40,000	41,635	40,000
5.22% to 5.49% due in 2013	49,000	49,000	49,000	49,000
0.00% to 6.00% due in 2015 to 2023	1,325	—	1,355	—

	2,196,027	321,000	2,561,642	366,000
Unamortized premiums and hedge accounting adjustments	17,983	—	28,693	—

Total advances, net	$2,214,010	321,000	2,590,335	366,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Webster Bank had additional borrowing capacity from the FHLB of approximately $1.0 billion and $651.6 million at December 31, 2005 and 2004, respectively. Advances are secured by a blanket security agreement, which requires Webster Bank to maintain as collateral certain qualifying assets, principally mortgage loans and securities. At December 31, 2005 and 2004, investment securities were not fully utilized as collateral, and had all securities been used for collateral, Webster Bank would have had additional borrowing capacity of approximately $737.1 million and $913.6 million, respectively. At December 31, 2005 and 2004, Webster Bank was in compliance with the FHLB collateral requirements.
During 2004, Webster completed its plan to de-leverage its balance sheet through the sale of $750.0 million of securities with an effective duration of 2.1 years. Proceeds from the de-leveraging were used to prepay approximately $500.0 million of Federal Home Loan advances that were swapped to floating rates and approximately $250.0 million of overnight borrowings. The yield on the securities sold was 3.53% while the cost on the borrowings prepaid was 4.27%. Costs of $45.8 million resulted from the prepayment of the borrowings and are reflected in noninterest expenses in 2004.
NOTE 13: Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings
The following table summarizes securities sold under agreements to repurchase and other short-term borrowings:

	At December 31,
(In thousands)	2005	2004

Securities sold under agreements to repurchase	$792,838	1,117,040
Federal funds purchased	246,375	133,780
Treasury tax and loan	477,066	164,592
Other	77	1,286

	1,516,356	1,416,698
Unamortized premiums and hedge accounting adjustments	6,025	11,785

Total	$1,522,381	1,428,483

During 2005 and 2004, securities sold under agreements to repurchase (“repurchase agreements”) were also used as a primary source of borrowed funds in addition to FHLB advances. Repurchase agreements were primarily collateralized by U.S. Government agency mortgage-backed securities. The collateral for these repurchase agreements is delivered to broker/dealers. Repurchase agreements with broker/dealers are limited to primary dealers in government securities or commercial and municipal customers through Webster’s Treasury Sales desk. At December 31, 2005 and 2004, there were $83.5 million of repurchase agreements that were structured to be callable at the option of the counterparty. The weighted-average rates on total repurchase agreements and other borrowings were 3.22% and 2.40% at December 31, 2005 and 2004, respectively.
Information concerning repurchase agreements outstanding at December 31, 2005 is presented below:
(Dollars in thousands)

				Weighted-	Weighted-Average
		Amortized Cost	Market Value	Average	Original
Original maturity	Balance	of Collateral	of Collateral	Rate	Maturity

Up to 30 days	$300,733	314,099	304,163	2.99%	3.2	Days
31 to 90 days	243	257	249	3.39	2.4	Months
Over 90 days	491,862	539,808	522,875	3.64	35.8	Months

Totals	$792,838	854,164	827,287	3.39%	22.3	Months

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth certain information concerning short-term borrowings (with original maturities of one year or less) at the dates and for the years indicated:

	At and for the years ended December 31,
(In thousands)	2005	2004	2003

Repurchase agreement:
Average amount outstanding during the period	$537,151	714,320	1,064,404
Amount outstanding at end of period	401,137	527,127	842,491
Highest month-end balance during the period	592,216	1,023,826	1,270,166
Weighted-average interest rate at end of period	3.16%	1.86	0.95
Weighted-average interest rate during the period	2.53	1.17	1.08
Federal funds purchased:
Average amount outstanding during the period	—	—	$476,368
Amount outstanding at end of period	—	—	400,000
Highest month-end balance during the period	—	—	682,100
Weighted-average interest rate at end of period	—	—	0.95%
Weighted-average interest rate during the period	—	—	1.12
NOTE 14: Other Long-Term Debt
Other long-term debt consists of the following:

	At December 31,
(In thousands)	2005	2004

Subordinated notes (due January 2013)	$200,000	200,000
Senior notes (due April 2014)	150,000	150,000
Senior notes (due November 2007)	50,400	75,600
Junior subordinated debt to related capital trusts (due 2027-2033):
Webster Capital Trust I	103,093	103,093
Webster Capital Trust II	51,547	51,547
Webster Statutory Trust I	77,320	77,320
People’s Bancshares Capital Trust	10,309	10,309
Eastern Wisconsin Bancshares Capital Trust I	2,070	—
Eastern Wisconsin Bancshares Capital Trust II	2,070	—
Note payable	—	10,000

	646,809	677,869
Unamortized premiums and hedge accounting adjustments	(5,903)	2,146

Total other long-term debt	$640,906	680,015

In January 2003, Webster Bank completed an offering of $200.0 million of subordinated notes that bear an interest rate of 5.875% and mature on January 15, 2013. The notes were rated investment grade by the major rating agencies and supplement existing regulatory capital. A futures derivative contract in anticipation of the debt issuance was used to hedge the fixed rate on the subordinated notes. The contract qualified as a cash flow hedge under SFAS No. 133, as amended. A gain of $1.7 million realized on the futures contract transaction has been deferred as a component of accumulated other comprehensive income and is being amortized over the life of the notes as a reduction of interest expense. It is anticipated that approximately $168,000 will be reclassified into earnings in 2006.
In April 2004, Webster completed an offering of $150.0 million of senior notes which are not redeemable prior to their maturity on April 15, 2014, have an interest rate of 5.125% and were priced to yield 5.187%. Net proceeds from this offering were used to partially fund the $184 million cash portion of the purchase price of the acquisition of FIRSTFED AMERICA BANCORP, INC. (“FIRSTFED”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In November 2000, a private placement of $126.0 million of 8.72% unsecured Senior Notes due in November 2007 was completed. In November 2003 and each year thereafter, a mandatory repayment of $25.2 million of principal is required. In addition, Webster may, at its option, prepay at any time, in whole or in part, the outstanding principal amount at par plus a make-whole prepayment penalty. The senior notes contain certain covenants that include a maximum amount of debt, a minimum equity to assets ratio and a maximum nonperforming assets ratio. At December 31, 2005, Webster is in compliance with all covenants.
In January 1997, a statutory business trust, Webster Capital Trust I (“Trust I”), was formed of which Webster holds 100% of the common stock. Trust I exists for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of subordinated debentures of Webster. The sole asset of Trust I is $103.1 million of Webster’s 9.36% junior subordinated deferrable interest debentures due in 2027 (“subordinated debt securities”).
In April 1997, Eagle Financial Capital Trust I, subsequently renamed Webster Capital Trust II (“Trust II”), completed a private placement of capital securities. Proceeds from the issue were invested by Trust II in $51.5 million of 10.0% subordinated debt securities issued by Eagle due in 2027. These debt securities represent the sole assets of Trust II. Webster holds 100% of the common stock in Trust II.
In September 2003, a statutory business trust, Webster Statutory Trust I (“ST I”), was created of which Webster holds 100% of the common stock. The sole asset of ST I is the $77.3 million of Webster’s floating rate subordinated debt securities due in 2033. The interest rate on the subordinated debt securities changes quarterly to 3-month LIBOR plus 2.95%. The subordinated debt securities may be redeemed in whole or in part quarterly, beginning in September 2008. Earlier redemption is possible prior to this date on the occurrence of a special qualifying event.
In May 2004, with the acquisition of FIRSTFED, Webster assumed junior subordinated debt (People’s Bancshares Capital Trust) of $10.3 million. This debt has a coupon rate of 11.695% and matures in July 2030. A purchase premium of $2.1 million resulted from the acquisition and is being amortized over the life of the subordinated debt as an adjustment to interest expense. Additionally, Webster assumed a $10.0 million note payable that was paid off in full on March 29, 2005.
In February 2005, with the acquisition of HSA Bank, Webster assumed junior subordinated debt (Eastern Wisconsin Bancshares Capital Trust I & II) of $4.1 million, $2.07 million each. Eastern Wisconsin Bancshares Capital Trust I has a coupon rate of 8.0% and matures in April 2032. Eastern Wisconsin Bancshares Capital Trust II has a coupon rate of 7.4% and matures in November 2033. The HSA acquisition created a premium for the capital trust securities of approximately $185,000. Webster assumed the guarantee agreements executed by Eastern Wisconsin Bancshares, Inc. as guarantor of these trust preferred securities.
The subordinated debt securities are unsecured obligations of Webster and are subordinate to and junior in right of payment to all present and future senior indebtedness. Webster entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the various trusts, including its obligations to pay costs, expenses, debts and liabilities (other than trust securities) provides a full and unconditional guarantee of amounts on the capital securities.
In December 2003, FIN 46R, which required Webster to deconsolidate its investment in the various trusts, was adopted. In accordance with the provisions of FIN 46R, the capital security obligations of the Trusts that had been classified as a separate line between debt and equity are no longer consolidated. Webster’s junior subordinated debt obligations to the trusts, which are now consolidated under FIN 46R, are included in other long-term debt on the Consolidated Statements of Condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15: Shareholders’ Equity
Capital guidelines issued by the Federal Reserve Board and the OCC require Webster Financial Corporation and Webster Bank to maintain certain minimum ratios, as set forth below. At December 31, 2005 and 2004, both entities were deemed to be “well capitalized” and in compliance with the applicable capital requirements.
The following table provides information on the capital ratios:

	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2005
Webster Financial Corporation
Total capital (to risk-weighted assets)	$1,537,032	11.1%	$1,107,805	8.0%	$1,384,756	10.0%
Tier 1 capital (to risk-weighted assets)	1,179,158	8.5	553,902	4.0	830,853	6.0
Tier 1 leverage capital ratio (to adjusted total assets)	1,179,158	6.9	688,133	4.0	860,166	5.0
Webster Bank, N.A.
Total capital (to risk-weighted assets)	$1,532,996	11.2%	$1,092,476	8.0%	$1,365,595	10.0%
Tier 1 capital (to risk-weighted assets)	1,177,364	8.6	546,238	4.0	819,357	6.0
Tier 1 leverage capital ratio (to adjusted total assets)	1,177,364	6.9	680,675	4.0	850,844	5.0
At December 31, 2004
Webster Financial Corporation
Total capital (to risk-weighted assets)	$1,410,329	11.2%	$1,010,628	8.0%	$1,263,286	10.0%
Tier 1 capital (to risk-weighted assets)	1,055,636	8.4	505,314	4.0	757,971	6.0
Tier 1 leverage capital ratio (to average assets)	1,055,636	6.4	663,853	4.0	829,817	5.0
Webster Bank, N.A.
Total capital (to risk-weighted assets)	$1,451,810	11.6%	$997,393	8.0%	$1,246,741	10.0%
Tier 1 capital (to risk-weighted assets)	1,101,698	8.8	498,696	4.0	748,045	6.0
Tier 1 leverage capital ratio (to average assets)	1,101,698	6.7	657,714	4.0	822,143	5.0
A primary source of liquidity for Webster Financial Corporation is dividend payments from Webster Bank, which are limited by various banking regulations to net profits for the current year plus net retained profits from the preceding two years and further restricted by minimum capital requirements at Webster Bank. Based on the most restrictive limitations, Webster Bank had excess regulatory capital and could declare up to $186.8 million of dividends without prior regulatory approval as of December 31, 2005. In addition, the OCC has the discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster Financial Corporation totaled $144.0 million in 2005 and $135.0 million in 2004.
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
Retained earnings at December 31, 2005 and 2004 included $57.4 million of certain “thrift bad debt” reserves established before 1988. For federal income tax purposes, Webster Bank deducted those reserves (including those deducted by certain thrift institutions later acquired by Webster) which are subject to recapture in certain circumstances, including: (i) distributions by Webster Bank in excess of certain earnings and profits; (ii) redemption of Webster Bank’s stock; or (iii) liquidation. Because Webster does not expect those events to occur, no federal income tax liability has been provided for the reserves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In February 1996, Webster’s Board of Directors adopted a stockholder’s rights plan in which preferred stock purchase rights were granted as a dividend at the rate of one right for each share of common stock held of record as of the close of business on February 16, 1996. The plan was designed to protect all shareholders against hostile acquirers who may seek to take advantage of Webster and its shareholders through coercive or unfair tactics aimed at gaining control without paying all shareholders a fair price. Each right initially would entitle the holder thereof to purchase under certain circumstances 1/1,000th of a share of a new Series C Preferred Stock at an exercise price of $100 per share. The rights would be exercisable only if a person or group in the future becomes the beneficial owner of 15% or more of the common stock, or announces a tender or exchange offer which would result in its ownership of 15% or more of the common stock, or if the Board declares any person or group to be an “adverse person” upon a determination that such person or group has acquired beneficial ownership of 10% or more and that such ownership is not in the best interests of Webster. On February 4, 2006, the rights issued under the rights plan expired. Webster’s Board of Directors has elected not to renew the rights plan and has determined that such action was in the best interests of Webster’s stockholders.
A total of 609,519 shares of common stock were repurchased during 2005 at an average cost of $46.16 per common share. Of the shares repurchased, 532,534 shares were repurchased as part of, and which completed the July 2002, 2.4 million share stock buyback program and 2,704 shares were repurchased as part of the July 2003, 2.3 million share stock buyback program. The remaining 74,281 shares were repurchased for acquisition and other corporate purposes. A total of 95,677 shares of common stock were repurchased during 2004 at an average cost of $48.29 per common share. Of the shares repurchased, 12,889 shares were repurchased through the July 2002 stock buyback program. The remaining 82,788 shares were repurchased for acquisitions and other corporate purposes.
A total of 51,311, 39,716 and 48,713 shares of restricted common stock were granted to senior management and non-employee directors during 2005, 2004 and 2003, respectively. The cost of the restricted shares was measured on the date of grant and is being charged to noninterest expense over the restricted period. See Notes 1 and 19 for further information on stock-based compensation.
Accumulated other comprehensive loss is comprised of the following components:

	At December 31,
(In thousands)	2005	2004

Unrealized loss on available for sale securities (net of tax)	$(26,550)	(2,461)
Unrealized loss upon transfer of available for sale securities to held to maturity (net of tax and amortization)	(2,518)	(3,438)
Deferred gain on hedge	1,190	1,358

Total accumulated other comprehensive loss	$(27,878)	(4,541)

NOTE 16: Derivative Financial Instruments
At December 31, 2005, there were outstanding interest rate swaps with a total notional amount of $802.5 million. These swaps are used to hedge FHLB advances, repurchase agreements and other long-term debt (subordinated notes and senior notes). The swaps are used to transform the debt from fixed rate to floating rate and qualify for fair value hedge accounting under SFAS No. 133. Of the total, $50.0 million of the interest rate swaps mature in 2006, $200.0 million in 2007, $202.5 million in 2008, $200.0 million in 2013 and $150.0 million in 2014 and an equal amount of the hedged debt matures on these dates. At December 31, 2004, there were outstanding interest rate swaps with a notional amount of $802.5 million.
During the 2004 second quarter, Webster Bank purchased two $100 million swaptions with the right, but not the obligation, to enter into two $100 million swaps, paying 6.15% fixed and receiving one month LIBOR. These swaptions mature in 2007 and were purchased with the objective of establishing a hedging relationship with certain debt that was subsequently prepaid in 2004. The swaptions are carried at fair value with changes in fair value recognized in current period earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Webster transacts certain derivative products with its customer base, primarily interest rate swaps. These customer derivatives are offset with matching derivatives with other counterparties in order to minimize risk. Exposure with respect to these derivatives is largely limited to nonperformance by either the customer or the other counterparty. The notional amount of customer derivatives and the related counterparty derivatives each totaled $261.4 million at December 31, 2005 and $186.2 million at December 31, 2004. The customer derivatives and the related counterparty derivatives are marked to market and any difference is reflected in noninterest income.
The fair values and notional amounts of derivatives at December 31, 2005 and 2004 are summarized below:

	At December 31,
	2005		2004
	Notional	Estimated	Notional	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Asset and liability management positions
Interest rate swaps
Receive fixed/pay floating	$802,526	(13,013)	$802,526	3,678

Customer related positions
Interest rate swaps
Receive fixed/pay floating	$(214,533)	(2,165)	$(157,768)	(2,577)
Receive floating/pay fixed	214,529	3,656	157,734	1,010
Purchased options-interest rate caps	46,886	91	28,495	33
Written options-interest rate caps	(46,886)	(91)	(28,495)	(33)
Certain derivative instruments, primarily forward sales of mortgage-backed securities (“MBSs”), are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding a single-family residential mortgage loan, an interest-rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster Bank is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBSs, are established. At December 31, 2005, outstanding rate locks totaled approximately $137.2 million and the residential mortgage held for sale portfolio totaled $262.6 million. Forward sales, which include mandatory forward commitments of approximately $256.8 million and best efforts forward commitments of approximately $86.2 million at December 31, 2005, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. Webster Bank will still have certain execution risk, that is, risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell.
The interest rate locked loan commitments are recorded at fair value, with changes in fair value recorded in current period earnings. The changes in the fair value of forward sales commitments are also recorded in current period earnings. Loans held for sale are carried at the lower of aggregate cost or fair value. The changes in fair value of forward sales commitments are adjusted monthly based upon market interest rates and the level of locked loan commitments and unallocated forward sales commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17: Summary of Estimated Fair Values of Financial Instruments
A summary of estimated fair values of significant financial instruments consisted of the following:

	At December 31,
	2005		2004
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and due from depository institutions	$293,706	293,706	248,825	248,825
Short-term investments	36,302	36,302	17,629	17,629
Securities	3,700,585	3,689,899	3,724,019	3,729,035
Loans held for sale	267,919	267,919	147,211	147,211
Total loans	12,285,286	12,280,979	11,712,775	11,811,942
Allowance for loan losses	(146,486)	(146,486)	(150,112)	(150,112)

Loans, net	12,138,800	12,134,493	11,562,663	11,661,830
Mortgage servicing rights	7,692	11,664	9,947	12,135
Liabilities:
Deposits other than time deposits	$6,973,325	6,973,325	7,027,886	7,027,886
Time deposits	4,657,820	4,628,713	3,543,402	3,544,047
Securities sold under agreements to repurchase and other short-term borrowings	1,522,381	1,520,690	1,428,483	1,427,993
FHLB advances and other long-term debt	2,854,916	2,886,482	3,270,350	3,300,154
Preferred stock of subsidiary corporation	9,577	9,907	9,577	9,801
An Asset/Liability simulation model is used to estimate the fair value of most assets and liabilities. Fair value is estimated by discounting the average expected cash flows over multiple interest rate paths. An arbitrage-free trinomial lattice term structure model generates the interest rate paths. The month-end LIBOR/Swap yield curve and swap option volatilities are used as the input for deriving forward rates for future months. Cash flows for all instruments are created for each rate path using product specific behavioral models and account specific system data. Discount rates are matched with the time period of the expected cash flow. The Asset/Liability simulation software is enhanced with a mortgage prepayment model and a Collateralized Mortgage Obligation database. Instruments with explicit options (i.e., caps, floors, puts and calls) and implicit options (i.e., prepayment and early withdrawal ability) require such a rate and cash flow modeling approach to more accurately estimate fair value. A spread is added to the discount rates to reflect credit and option risks embedded in each instrument. Spreads and prices are calibrated to observable market instruments when available or to estimates based on industry standards.
The carrying amounts for short-term investments and deposits other than time deposits approximate fair value since they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of securities (see Note 4) is estimated based on prices or quotations received from third parties or pricing services. The fair value of derivative instruments was based on the amount Webster could receive or pay to terminate the agreements. FHLB and FRB stock, which is included in securities, has no active market and is required to be held by member banks. The estimated fair value of FHLB and FRB stock equals the carrying amount. In estimating the fair value of loans and time deposits, approximately 200 distinct types of products are separately valued and consolidated for purposes of the table above. Whenever possible, observable market prices for similar loans or deposits are used as benchmarks to calibrate Webster’s portfolios. The fair value of deposits with no defined maturities is the amount payable on demand at the reporting date.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, Webster has a substantial insurance and trust and investment management operations that contribute noninterest income annually. These operations are not considered financial instruments and their value has not been incorporated into the fair value estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimate of fair value.
NOTE 18: Employee Benefit Plans
Webster provides an employee investment savings plan governed by section 401(a) of the Internal Revenue Code (“the Code”). Effective September 1, 2004, Webster matches 100% of the first 2% and 50% of the next 6% of the employee’s pretax contribution based on annual compensation. The employer match was adjusted in 2004 in conjunction with revisions to the pension benefit payment formula and to the value sharing component of the employee investment savings plan. Effective December 31, 2004, three benefit plans with combined assets of $92.3 million were terminated and merged with the Webster Employee Investment Savings Plan. The Plans were the Webster ESOP Plan with assets of $41.0 million, the First Federal ESOP Plan with assets of $25.4 million and the First Federal 401(k) Plan with assets of $25.9 million. Noninterest expense included $7.0 million in 2005, $4.5 million in 2004 and $3.4 million in 2003 for employer matching contributions to the plan.
An Employee Stock Ownership Plan (“ESOP”) was active through December 31, 2001. Effective as of January 1, 2002, the ESOP did not receive any further employer contributions or allow any new members to join the plan. Members continue to receive dividend payments on their vested balance in Webster common stock. Benefit payments from the ESOP will continue under the benefit payment provisions of the plan. The final release of unallocated shares from the ESOP occurred in January 2002. Effective December 31, 2004, the Webster ESOP Plan was terminated and the assets of $41.0 million were merged with the Webster Employee Investment Savings Plan. Noninterest expense included $178,000 and $108,000 for 2004 and 2003, respectively, for ESOP administrative costs.
In 2002, the value sharing plan became a component of the 401(k) plan. Under the value sharing plan, employer discretionary profit sharing contributions are made to the 401(k) plan for the benefit of participants who are below the level of senior vice president. The contributions are invested in Webster common stock until the participant becomes fully vested in his or her profit sharing account. Employees become fully vested after three years of service. The employer contributions are allocated proportionately for each eligible participant on the basis of their compensation. There were no employer contribution payments to the value sharing plan in 2005, $500,000 in 2004 and $799,000 in 2003.
A qualified Employee Stock Purchase Plan (“ESPP”), governed by section 423 of the Code, provides eligible employees the opportunity to invest up to 10% of their after-tax base compensation to purchase Webster common stock at a discounted price. Participants in the ESPP through December 31, 2004 were able to purchase Webster common stock at 85% of the lower of the market price on the first or last trading day of each offering period. Beginning January 1, 2005, the price to ESPP participants is 85% of the market price on the last trading day of the period. During 2005, 2004 and 2003, shares purchased totaled 51,572, 41,951 and 42,293, respectively. At December 31, 2005, there were 524,235 shares available for future purchase under the ESPP. For the years ended December 31, 2005, 2004 and 2003, charges to noninterest expense related to the ESPP totaled $350,000, $469,000 and $460,000, respectively.
Webster employees may vote their shares of Webster common stock that is held in the Company’s sponsored stock-based plans.
A defined benefit noncontributory pension plan is maintained for employees who meet certain minimum service and age requirements. Pension plan benefits are based upon earnings of covered employees during the period of credited service. A supplemental retirement plan is also maintained for the benefit of certain employees who are at the executive vice president level or above. The supplemental retirement plan provides eligible participants with an additional retirement benefit. Webster also provides other postretirement benefits to certain retired employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As a result of the FIRSTFED acquisition on May 14, 2004, Webster assumed the obligations of all the FIRSTFED pension plan during 2004. The FIRSTFED plan is currently administered by Pentegra (the “Fund”). The Fund does not segregate the assets or liabilities of its participating employers in the on-going administration of the fund and accordingly, disclosure of FIRSTFED accumulated vested and nonvested benefits is not possible. According to the Fund’s administrators, as of July 1, 2004, the date of the latest actuarial valuation, the market value of the Fund’s net assets exceeded the actuarial present value of vested and nonvested benefits in the aggregate. Webster has requested that the Fund determine the assets of the Fund attributed to FIRSTFED and anticipates the assets will be merged into Webster’s pension plan during 2006, at which time Webster may make a contribution to the plan. During 2005 and 2004, Webster accrued $105,000 and $360,000, respectively, related to the FIRSTFED pension plan.
A December 31, measurement date is used for the pension, supplemental pension and postretirement benefit plans. The following tables set forth changes in benefit obligation, changes in plan assets and the funded status of the pension plans and other postretirement benefit plan at December 31:

	Pension Benefits		Other Benefits
(In thousands)	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$93,815	72,703	4,130	4,602
Service cost	7,845	8,452	—	—
Interest cost	5,558	4,889	252	267
Plan amendments	—	464	132	—
Actuarial liability (gain) loss	(76)	9,100	475	(445)
Benefits paid and administrative expenses	(1,924)	(1,793)	(375)	(294)

Benefit obligation at end of year	105,218	93,815	4,614	4,130

Change in plan assets:
Plan assets at fair value at beginning of year	76,426	60,243	—	—
Actual return on plan assets	4,632	5,470	—	—
Employer contributions	11,609	12,506	375	294
Benefits paid and administrative expenses	(1,924)	(1,793)	(375)	(294)

Plan assets at fair value at end of year	90,743	76,426	—	—

Funded status	(14,475)	(17,389)	(4,614)	(4,130)
Unrecognized prior service cost	423	594	741	683
Unrecognized net loss	28,443	27,459	502	26
Unrecognized transition asset	(49)	(59)	—	—
Additional minimum liability	(1,881)	(1,844)	—	—

Prepaid (accrued) benefit cost	$12,461	8,761	(3,371)	(3,421)

The pension plan held in its investment portfolio 97,000 shares and 62,000 shares of Webster common stock at December 31, 2005 and 2004 with an approximate market value of $4.5 million and $3.1 million at those dates, respectively.
The accumulated benefit obligation for all pension plans was $93.3 million and $77.6 million at December 31, 2005 and 2004, respectively. The fair value of plan assets exceeds the accumulated benefit obligation in all of Webster’s pension plans, except for the supplemental retirement plan. Information concerning the supplemental plan is presented below.

	At December 31,
(In thousands)	2005	2004

Projected benefit obligation	$6,272	6,806
Accumulated benefit obligation	4,391	4,905
Fair value of plan assets	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Expected future benefit payments for the pension plans and other postretirement benefit plans are presented below:

(In thousands)	Pension Benefits	Other Benefits

2006	$1,974	431
2007	2,413	434
2008	3,495	437
2009	3,558	437
2010	4,074	430
2011-2015	33,598	2,009
Net benefit expense for the years ended December 31 included the following components.

	Pension Benefits			Other Benefits
(In thousands)	2005	2004	2003	2005	2004	2003

Service cost (benefits earned during the period)	$7,845	8,452	6,799	—	—	—
Interest cost on projected benefit obligations	5,558	4,889	3,795	$252	267	332
Expected return on plan assets	(6,879)	(5,077)	(3,440)	—	—	—
Amortization of prior service cost and transition asset	161	199	56	73	62	62
Recognized net loss	1,187	1,116	923	—	—	—

Net pension expense	$7,872	9,579	8,133	$325	329	394

Webster plans to contribute at least an amount equal to the greater of the contribution required to meet the minimum funding standards under Code section 412, or the amount necessary to avoid an additional minimum liability as defined in SFAS No. 87. Additional contributions will be made as deemed appropriate by management in conjunction with the plan actuaries. For 2006, the preliminary estimated contribution is $6 million.
The allocation of the fair value of the pension plan’s assets at the December 31 measurement date is shown in the following table:

	2005	2004

Assets Category:
Cash/Cash Equivalents *	2%	5
Fixed Income Investments	31	26
Equity Investments	67	69

	100%	100

*	The December 31, 2004 percentage reflects an employer contribution of $7.8 million that was made in late December 2004. On average, over a complete market cycle, cash and cash equivalents were within policy guidelines.
The Retirement Plan Committee (the “Committee”) is a fiduciary under ERISA, and is charged with the responsibility for directing and monitoring the investment management of the pension plan. To assist the Committee in this function, it engages the services of investment managers and advisors who possess the necessary expertise to manage the pension plan assets within the established investment policy guidelines and objectives. The statement of investment policy guidelines and objectives is not intended to remain static and is reviewed no less often than annually by the Committee.
The primary objective of the pension plan investment strategy is to provide long-term total return through capital appreciation and dividend and interest income. The plan invests in equity and fixed-income securities. The performance benchmarks for the plan include a composite of the Standard and Poor’s 500 stock index and the Lehman Brothers Corporate/Government Bond Index. The volatility, as measured by standard deviation, of the pension plan’s assets should not exceed that of the Composite Index. The investment policy guidelines allow the plan assets to be invested in certain types of cash equivalents, fixed income securities, equity securities and mutual funds. Investments in mutual funds must be only for funds that invest in the types of securities that are specifically allowed by investment policy guidelines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The investment policy guidelines in effect as of December 31, 2005 and 2004, on average, over a complete market cycle, set the following asset allocation ranges:

Target Asset Allocations:
Cash/Cash Equivalents	0% - 10%
Fixed Income Investments	25% - 45%
Equity Investments	50% - 70%
The basis for Webster’s 2005 assumption for the expected long-term rate of return on assets is as follows:

	Percent of	Expected
Asset Category	Portfolio	Return

U.S. Bonds	31%	6.5%
Large Cap Equity	50	9.5
Small Cap Equity	4	11.0
International Equity	14	9.5
Short-term Investments	1	5.0

Total	100%	8.8%

On this basis, a reasonable range for the long-term return on assets assumption would be 8.0% to 9.0%. Webster selected 8.25% for 2005. The above assumes a long-term inflation rate of 3.0%.
Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Discount rate	5.75%	6.00	5.75%	6.00
Rate of compensation increase	4.00	4.00	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Discount rate	6.00%	6.25	6.00%	6.25
Expected long-term return on assets	8.25	8.50	n/a	n/a
Rate of compensation increase	4.00	4.00	n/a	n/a
The assumed healthcare cost-trend rate is 8.0% for 2005 and 2006, declining 1.0% each year until 2009 when the rate will be 5.0%. An increase of 1.0% in the assumed healthcare cost trend rate for 2005 would have increased the net periodic postretirement benefit cost by $16,000 and increased the accumulated benefit obligation by $312,000. A decrease of 1.0% in the assumed healthcare cost trend rate for 2005 would have decreased the net periodic postretirement cost by $14,000 and decreased the accumulated benefit obligation by $277,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19: Stock-Based Compensation Plans
The 1992 Stock Option Plan (the “Plan”) is a stock option plan maintained for the benefit of Webster’s officers and directors. The Plan grants both incentive and nonqualified stock options. At December 31, 2005, there were 3.3 million options outstanding, including 30,999 related to purchase acquisitions. The Plan, as of December 31, 2005, had 1,376,953 common shares available for future grants.
The fair value of each option is determined at the grant date using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

	Weighted Average Assumptions
	2005	2004	2003

Expected term (years)	6.5	7.2	7.2
Expected dividend yield	2.16%	2.00	2.00
Expected volatility	28.59	31.78	30.59
Expected forfeiture rate	5.00	5.00	5.00
Risk-free interest rate	4.32	3.97	3.88

Fair value of options granted	$13.44	15.73	13.37
The activity in the Plan for 2005, 2004 and 2003 follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	3,546,356	$32.62	3,470,688	$28.91	3,362,299	$25.62
Options granted	247,779	46.22	509,269	49.05	461,748	44.58
Options issued in connection with purchase acquisitions	—	—	83,220	15.05	29,461	16.86
Options exercised	(487,386)	20.94	(443,232)	18.97	(343,366)	16.72
Options forfeited/canceled	(49,782)	45.83	(73,589)	33.55	(39,454)	29.34

Options outstanding at end of year	3,256,967	$35.22	3,546,356	$32.62	3,470,688	$28.91

Options exercisable at end of year	2,398,324	$31.33	2,496,417	$27.54	2,292,015	$24.64

The following table summarizes information about options outstanding and options exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$10.01 – 15.00	17,422	0.3	$12.93	17,422	$12.93
15.01 – 20.00	116,011	1.2	18.79	116,011	18.79
20.01 – 25.00	607,582	4.6	23.12	607,582	23.12
25.01 – 30.00	361,139	5.2	29.02	361,139	29.02
30.01 – 35.00	931,894	4.2	33.63	844,955	33.53
35.01 – 40.00	138,225	6.5	37.48	129,975	37.52
40.01 – 45.00	112,468	9.0	43.88	32,000	44.00
45.01 – 50.00	969,226	8.7	47.62	288,790	47.01
50.01 – 51.31	3,000	8.5	51.04	450	51.31

	3,256,967	5.9	$35.22	2,398,324	$31.33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2005, total options outstanding included 2,641,260 non-qualified and 615,707 incentive stock options. The options normally vest over a three to four year period, grant the holder the right to acquire a share of Webster common stock for each option held and have a contractual life of ten years. The Plan was amended in 2004 to add provisions for the deferral of stock compensation incentive awards and to allow for the granting of stock appreciation rights (“SARS”) to eligible employees and non-employee directors. No SARs have been granted through December 31, 2005. The Plan was further amended in 2005 to establish a limit of 100,000 shares as the number of shares that may be granted to an eligible individual in a calendar year as restricted stock.
The Plan also permits grants of restricted stock. During 2005, 2004 and 2003, respectively, there were 46,891, 35,817 and 43,638, restricted common shares granted to senior management under the Plan, which normally vest over a period ranging from three to five years. A Director Retainer Fees plan provides non-employee directors with restricted shares in lieu of an annual cash retainer for their services rendered as directors. During 2005, 2004 and 2003, a total of 4,420, 3,899 and 5,075 restricted shares, respectively, were granted to directors with a vesting schedule of one year. The cost of all restricted shares granted to directors and management is amortized to noninterest expense over the service vesting period and such expense is reflected in compensation and benefits expense. See Note 1 for further information on restricted stock grant expense.
NOTE 20: Business Segments
Webster has two operating segments for purposes of reporting business line results. These segments are Retail Banking and Commercial Banking. The balance of Webster’s activity is reflected in Other. The methodologies and organizational hierarchies that define the business segments are periodically reviewed and revised. During the third quarter of 2005, Webster reevaluated its reportable segments and combined Wealth and Investment Services into the Retail Banking segment. Wealth and Investment Services accounted for less than one percent of the consolidated total assets and revenues. The December 31, 2004 and 2003 amounts have been restated, to reflect changes in the organizational hierarchies adopted and reflected in the results for the year ended December 31, 2005. The following table presents the operating results and total assets for Webster’s reportable segments.
Year ended December 31, 2005

	Retail	Commercial		Consolidated
(In thousands)	Banking	Banking	Other	Total

Net interest income	$389,421	123,189	4,731	517,341
Provision for credit losses	13,373	21,684	(25,557)	9,500

Net interest income after provision	376,048	101,505	30,288	507,841
Noninterest income	170,582	27,017	23,286	220,885
Noninterest expense	334,308	58,832	62,430	455,570

Income (loss) before income taxes	212,322	69,690	(8,856)	273,156
Income taxes expense (benefit)	67,858	22,273	(2,830)	87,301

Net income (loss)	$144,464	47,417	(6,026)	185,855

Total assets at period end	$9,636,322	3,892,668	4,307,572	17,836,562

Year ended December 31, 2004

	Retail	Commercial		Consolidated
(In thousands)	Banking	Banking	Other	Total

Net interest income (loss)	$357,619	115,735	(5,193)	468,161
Provision for credit losses	11,644	19,722	(13,366)	18,000

Net interest income after provision	345,975	96,013	8,173	450,161
Noninterest income	159,766	30,127	29,814	219,707
Noninterest expense	286,186	57,280	103,671	447,137

Income (loss) before income taxes	219,555	68,860	(65,684)	222,731
Income taxes expense (benefit)	67,915	21,301	(20,318)	68,898

Net income (loss)	$151,640	47,559	(45,366)	153,833

Total assets at period end	$8,932,907	3,527,147	4,560,543	17,020,597

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2003

	Retail	Commercial		Consolidated
(In thousands)	Banking	Banking	Other	Total

Net interest income	$309,402	96,861	7,256	413,519
Provision for credit losses	8,363	17,506	(869)	25,000

Net interest income after provision	301,039	79,355	8,125	388,519
Noninterest income	147,238	50,263	34,982	232,483
Noninterest expense	253,093	75,949	48,940	377,982

Income (loss) before income taxes	195,184	53,669	(5,833)	243,020
Income taxes expense (benefit)	64,070	17,617	(1,915)	79,772

Net income (loss)	$131,114	36,052	(3,918)	163,248

Total assets at period end	$6,844,840	2,879,955	4,843,895	14,568,690

Retail Banking
Included in the Retail Banking segment is Retail and Business Banking, Consumer Finance, Wealth Management and Insurance. The growth in net interest income in 2005 is attributable to the increases in the residential and consumer loan portfolios, as well as growth in retail deposits, including HSA Bank. The increase in noninterest income in 2005 relates primarily to deposit services fees from insufficient funds charges and HSA account fees. Noninterest expenses also rose in 2005 as a result of acquisitions, de novo branch expansion and infrastructure costs.
Commercial Banking
The Commercial Banking segment includes middle market, specialized, equipment financing, asset-based lending and Commercial Real Estate. During 2004 and 2003, the segment also included financial advisory services prior to the sale of Duff & Phelps. The net interest income increase in 2005 was due to growth in equipment financing and middle market loans. The lower 2005 noninterest income is due to the sale of Duff & Phelps in March 2004. The increase in noninterest expense in 2005 reflects the continued investment in staff to meet the growth in loans.
Other
Other includes the Treasury unit, which is responsible for managing the wholesale investment portfolio and funding needs. It also includes expenses not allocated to the business lines, and the residual impact of methodology allocations such as the provision for credit losses and funds transfer pricing, which are further discussed below.
Management uses certain methodologies to allocate income and expenses to the business lines. Funds transfer pricing assigns interest income and interest expense to each line of business on a matched maturity funding concept based on each business’s assets and liabilities. The provision for credit losses is allocated to business lines on an “expected loss” basis. Expected loss is an estimate of the average loss rate that individual portfolios will experience over an economic cycle, based on historical loss experiences and the gradings assigned. This economic cycle methodology differs from that used to determine our consolidated provision for credit losses, which is based on an evaluation of the adequacy of the allowance for credit losses considering the risk characteristics in the portfolio at a point in time. The difference between the sum of the provisions for each line of business determined using the expected loss methodology and the consolidated provision is included in Other. Indirect expenses are allocated to segments. These expenses include administration, finance, technology and processing operations and other support functions. Taxes are allocated to each segment based on the effective rate for the period shown.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21: Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts
In December 2003, the FASB issued FASB Interpretation (“FIN”) No. 46 (revised), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity (“VIE”). FIN 46R replaces FIN 46 that was issued in January 2003.Webster applied FIN 46R to variable interests generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. FIN 46R resulted in the deconsolidation of Webster Capital Trusts I and II and Webster Statutory Trust I. See Note 14 for further information. Dividends of $11.9 million in 2003 on the capital trust securities are included in noninterest expenses in the Consolidated Statements of Income, prior to the adoption of FIN 46R.
NOTE 22: Preferred Stock of Subsidiary Corporation
The Series B preferred stock was not redeemable prior to January 15, 2003, except upon the occurrence of a specified tax event. Redemption after January 15, 2003 is at the option of the subsidiary, Webster Preferred Capital Corporation. As of December 31, 2005, there have been no redemptions. Dividend expense on the preferred stock, inclusive of issuance cost amortization, was $863,000 for 2005, 2004 and 2003. The preferred shares are not exchangeable into common stock or any other securities, and do not constitute regulatory capital of either Webster Bank or Webster Financial Corporation. The Series B preferred shares are listed on NASDAQ under the symbol “WBSTP”.
NOTE 23: Legal Proceedings
Webster is involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate management believes are immaterial to Webster’s consolidated financial condition and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 24: Parent Company Condensed Financial Information
The Parent Company Condensed Statements of Condition at December 31, 2005 and 2004, and the Condensed Statements of Income and Cash Flows for each of the years in the three-year period ended December 31, 2005 are presented below:
Condensed Statements of Condition

	At December 31,
(In thousands)	2005	2004

Assets:
Cash and due from depository institutions	$3,036	6,033
Short-term investments	79,594	92,701
Securities available for sale	135,488	113,002
Commercial loans	—	1,145
Loans to subsidiaries	1,750	2,750
Investment in subsidiaries	1,844,640	1,784,564
Due from subsidiaries	394	1,191
Other direct investments	18,892	14,696
Other assets	23,346	20,799

Total assets	$2,107,140	2,036,881

Liabilities and Shareholders’ Equity:
Senior notes (Note 14)	$200,400	225,600
Junior subordinated debt (Note 14)	240,506	244,415
Other borrowings	—	10,000
Accrued interest payable	9,489	9,103
Other liabilities	9,519	3,789

Total liabilities	459,914	492,907

Shareholders’ equity	1,647,226	1,543,974

Total liabilities and shareholders’ equity	$2,107,140	2,036,881

Condensed Statements of Income

	Years ended December 31,
(In thousands)	2005	2004	2003
Operating Income:
Dividends from subsidiary	$144,000	135,000	70,000
Interest on securities and short-term investments	12,396	9,427	5,863
Interest on loans	138	134	240
Gain on sale of securities, net	2,726	8,204	8,026
Other noninterest income	3,866	1,126	1,438

Total operating income	163,126	153,891	85,567

Operating Expenses:
Interest expense on borrowings	33,639	30,624	10,967
Capital securities expense	—	—	11,924
Compensation and benefits	8,899	6,954	6,795
Other expenses	4,783	5,976	5,310

Total operating expenses	47,321	43,554	34,996

Income before income tax benefit and equity in undistributed earnings of subsidiaries	115,805	110,337	50,571
Income tax benefit	11,359	10,327	7,760

Income before equity in undistributed earnings of subsidiaries	127,164	120,664	58,331
Equity in undistributed earnings of subsidiaries	58,691	33,169	104,917

Net income	$185,855	153,833	163,248

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Statements of Cash Flows

	Years ended December 31,
(In thousands)	2005	2004	2003

Operating activities:
Net income	$185,855	153,833	163,248
(Increase) decrease in other assets	(42,313)	7,584	(9,635)
Gain on sale of securities, net	(2,726)	(8,204)	(8,026)
Equity in undistributed earnings of subsidiaries	(58,691)	(33,169)	(104,917)
(Increase) decrease in other liabilities	(2,477)	1,306	5,664
Stock-based compensation	8,611	7,387	5,618
Other	(620)	(265)	26

Net cash provided by operating activities	87,639	128,472	51,978

Investing activities:
Purchases of securities available for sale	(41,707)	(35,963)	(24,257)
Sales proceeds, paydowns and maturities of securities available for sale	16,680	40,037	45,221
Decrease (increase) in short-term investments	13,107	(37,278)	(44,263)
Decrease (increase) in loans to subsidiaries	1,000	3,799	(2,543)
Net decrease (increase) in commercial loans	1,145	(1,145)	—
Net cash received (paid) for purchase and sale transactions	22,216	(182,771)	(25,438)

Net cash provided (used) by investing activities	12,441	(213,321)	(51,280)

Financing activities:
Issuance of senior notes	—	150,000	—
Repurchase of capital securities	—	—	(12,342)
Issuance of capital securities	—	—	75,000
Repayment of debt	(35,200)	(25,200)	(25,200)
Exercise of stock options	11,805	12,114	8,269
Cash dividends to common shareholders	(52,701)	(44,361)	(37,422)
Common stock repurchased	(28,135)	(4,620)	(12,400)
Capital return from subsidiary	—	—	4,500
Employer contribution for common stock sold to Employee Stock Purchase Plan	1,154	—	—

Net cash (used) provided by financing activities	(103,077)	87,933	405

(Decrease) increase in cash and cash equivalents	(2,997)	3,084	1,103
Cash and cash equivalents at beginning of year	6,033	2,949	1,846

Cash and cash equivalents at end of year	$3,036	6,033	2,949

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Disclosure Controls and Procedures
Webster’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Webster’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that Webster’s disclosure controls and procedures are effective in timely alerting them to any material information relating to Webster and its subsidiaries required to be included in the its Exchange Act filings.
Internal Control Over Financial Reporting
Webster’s management has issued a report on its assessment of the effectiveness of Webster’s internal control over financial reporting as of December 31, 2005. This report can be found on page 42 of this Form 10-K.
Webster’s independent registered public accounting firm has issued a report on (1) management’s assessment of the effectiveness of Webster’s internal control over financial reporting and (2) the effectiveness of Webster’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment of and the effective operation of the Company’s internal control over financial reporting as of December 31, 2005, is included on page 43 of this Form 10-K.
Except as noted in this paragraph, there were no changes made in Webster’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. During the quarter ended December 31, 2005, Webster completed a conversion of its core banking systems to a Fidelity Information Services, Inc. platform. In connection with this conversion, Webster substantially changed certain internal controls over financial reporting. Both prior to and following the conversion, management assessed the effectiveness of the related controls and found such controls to be effective.
ITEM 9B. Other Information
None

PART III
ITEM 10. Directors and Executive Officers of the Registrant
The following table sets forth certain information for the executive officers of Webster, each of whom is elected to serve for a one-year period.

	Age at	Positions Held with Webster
Name	December 31, 2005	and Webster Bank

James C. Smith	56	Chairman, Chief Executive Officer and Director

William T. Bromage	60	President and Chief Operating Officer and Director; Vice Chairman, Webster Bank

William J. Healy	61	Executive Vice President and Chief Financial Officer

Jeffery N. Brown	48	Executive Vice President, Marketing, Communications and Strategy

Joseph J. Savage	53	Executive Vice President, Commercial Banking

Jo D. Keeler	55	Executive Vice President and Chief Risk Officer of Webster and Webster Bank; Chief Credit Policy Officer of Webster Bank

Scott M. McBrair	49	Executive Vice President, Retail Banking

Harriet Munrett Wolfe	52	Executive Vice President, General Counsel and Secretary
Information concerning the principal occupation of these executive officers of Webster and Webster Bank during at least the last five years is set forth below.
     James C. Smith is Chairman, Chief Executive Officer and a director of Webster and Webster Bank, having been elected Chief Executive Officer in 1987 and Chairman in 1995. Mr. Smith joined Webster Bank in 1975, and was elected President, Chief Operating Officer and a director of Webster Bank in 1982 and of Webster in 1986. Mr. Smith served as President of Webster and Webster Bank until April 2000. Mr. Smith is Chairman of the Executive Committee. Mr. Smith is a member of the Federal Advisory Council, which advises the deliberations of the Federal Reserve Board of Governors. He is a member of the executive committee of the Connecticut Bankers Association and is a former member of the board of directors of the American Bankers Association (ABA), serving as chairman of the ABA’s Corporate Governance Task Force in 2002-2003. He is a director of MacDermid, Incorporated (NYSE: MRD), the Palace Theater and St. Mary’s Hospital in Waterbury, Connecticut.
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
     Jeffrey N. Brown is Executive Vice President of Marketing, Communications and Strategy of Webster and Webster Bank. Mr. Brown was elected Executive Vice President of Marketing and Communications for Webster in March 2004. He has served as Executive Vice President of Marketing and Communications of Webster Bank since joining Webster Bank in 1996.
     Joseph J. Savage is Executive Vice President of Webster and Executive Vice President, Commercial Banking for Webster Bank. He joined Webster in April 2002. Prior to joining Webster, Mr. Savage was Executive Vice President of the Communications and Energy Banking Group for CoBank in Denver, Colorado from 1996 to April 2002.

     Jo D. Keeler is Executive Vice President and Chief Risk Officer of Webster and Webster Bank and Chief Credit Policy Officer of Webster Bank. Mr. Keeler joined Webster in 2001. Prior to joining Webster, Mr. Keeler was an Executive Credit Officer for FleetBoston Financial in Boston, Massachusetts, from June 1993 to March 2001.
     Scott M. McBrair is Executive Vice President of Webster and Executive Vice President, Retail Banking of Webster Bank. Prior to joining Webster in 2005, Mr. McBrair had a 21-year career with Chicago’s Bank One Corporation, which was acquired by JP Morgan Chase in 2004. In his most recent position with Chase, he was Executive Vice President and Region Executive and served as National Director-New Branches.
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
Webster has adopted a code of business conduct and ethics that applies to all directors, officers and employees, including the principal executive officers, principal financial officer and principal accounting officer. It has also adopted Corporate Governance Guidelines (“Guidelines”) and charters for the Audit, Compensation, Nominating and Corporate Governance, Executive and Risk Committees of the Board of Directors. The Guidelines and the charters of the Audit, Compensation, and Nominating and Corporate Governance Committees can be found on Webster’s website (www.wbst.com).
You can also obtain a printed copy of any of these documents without charge by contacting Webster at the following address:

Webster Financial Corporation
Webster Plaza
145 Bank Street
Waterbury, Connecticut 06702
Attn: Investor Relations
Telephone: (203) 578-2295
Additional information required under this item may be found under the sections captioned “Information as to Nominees and Other Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Webster’s Proxy Statement (“the Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2005, and is incorporated herein by reference.
ITEM 11. Executive Compensation
     Information regarding compensation of executive officers and directors is omitted from this Report and may be found in the Proxy Statement under the sections captioned “Executive Compensation and Other Information” and “Compensation of Directors”, and the information included therein is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2005).

Number of securities remaining
	Number of Securities to	Weighted-average exercise	available for future issuance
	be issued upon exercises	price of outstanding	under equity compensation
	of outstanding options,	options, warrants and	plans (excluding securities
Plan category	warrants and rights (a)	rights (b)	reflected in column (a)) (c)

Equity compensation plans approved by security holders	3,225,968	$34.87	1,376,953
Equity compensation plans not approved by security holders	—	—	—

Total	3,225,968	$34.87	1,376,953

*	This table does not include 30,999 options assumed in mergers and acquisitions transactions on an aggregated basis.
Additional information required by this Item is omitted from this Report and may be found under the sections captioned “Stock Owned by Management” and “Principal Holders of Voting of Securities of Webster” in the Proxy Statement and the information included therein is incorporated herein by reference.
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
PART IV
ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	The Consolidated Financial Statements of Registrant and its subsidiaries are included within Item 8 of Part II of this Report.

(a)(2)	All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)	A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2006.

WEBSTER FINANCIAL CORPORATION

By	/s/ James C. Smith

James C. Smith Chairman and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2006.

Signature:	Title:

/s/ James C. Smith	Chairman and Chief Executive Officer
James C. Smith	(Principal Executive Officer)

/s/ William J. Healy	Executive Vice President and
William J. Healy	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Joel S. Becker	Director
Joel S. Becker

/s/ William T. Bromage	President and Director
William T. Bromage

/s/ George T. Carpenter	Director
George T. Carpenter

/s/ John J. Crawford	Director
John J. Crawford

Signature:	Title:

/s/ Robert A. Finkenzeller	Director
Robert A. Finkenzeller

/s/ Roger A. Gelfenbien	Director
Roger A. Gelfenbien

/s/ C. Michael Jacobi	Director
C. Michael Jacobi

/s/ Laurence C. Morse	Director
Laurence C. Morse

/s/ Robert F. Stoico	Director
Robert F. Stoico

WEBSTER FINANCIAL CORPORATION
EXHIBIT INDEX

Exhibit No.	Exhibit Description

Exhibit No. 2	Plan of Acquisition and Reorganization.

2.1	Agreement and Plan of Merger by and among Webster Financial Corporation, Webster Bank and First City Bank, dated as of July 16, 2004 (filed as Exhibit 2.1 to the Corporation’s Registration Statement on Form S-4 (File No. 333-118923) filed with the SEC on September 10, 2004 and incorporated herein by reference).

Exhibit No. 3.	Certificate of Incorporation and Bylaws.

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K filed within the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Certificate of Elimination Relating to the Corporation’s Series C Participating Preferred Stock (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 9, 2006 and incorporated herein by reference).

3.4	Bylaws, as amended (filed as Exhibit 3.3 to the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2004 and incorporated herein by reference).

Exhibit No. 4	Instruments Defining the Rights of Security Holders.

4.1	Specimen common stock certificate.

Exhibit No. 10.	Material Contracts.

10.1	1986 Stock Option Plan of Webster Financial Corporation (filed as Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 and incorporated here in by reference).

10.2	Amendment to 1986 Stock Option Plan (filed as Exhibit 10.3 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.3	Mechanics Savings Bank 1996 Officer Stock Plan (filed as Exhibit 10.1 of MECH Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.4	Amendment No. 1 to Mechanics Savings Bank 1996 Officer Stock Option Plan (filed as Exhibit 4.1 (b) of MECH Financial Inc.’s Registration Statement on Form S-8 as filed with the SEC on April 2, 1998 and incorporated herein by reference).

10.5	Mechanics Savings Bank 1996 Director Stock Option Plan (incorporated by reference to Exhibit 10.2 of MECH Financial, Inc.’s Annual Report on Form 10-K filed with the SEC on March 30, 1998 and incorporated herein by reference).

10.6	Amendment No. 1 to Mechanics Savings Bank 1996 Director Stock Option Plan (filed as Exhibit 4.2 (b) of MECH Financial, Inc.’s Registration Statement on Form S-8 as filed with the SEC on April 2, 1998 and incorporated herein by reference).

10.7	New England Community Bancorp, Inc., 1997 Non-Officer’s Directors’ Stock Option Plan (filed as Exhibit 4.1 of New England Community Bancorp, Inc.’s Registration Statement on Form S-8 as filed with the SEC on October 6, 1998 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.8	Amended and Restated 1992 Stock Option Plan (filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 4, 2005 and incorporated herein by reference).

10.9	Amended and Restated Deferred Compensation Plan for Directors and Officers of Webster Bank (filed as Exhibit 10.12 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.10	2001 Directors Retainer Fees Plan (filed as Exhibit A to the Corporation’s Definitive Proxy Statement filed with the SEC on March 21, 2001 and incorporated herein by reference).

10.11	Supplemental Retirement Plan for Employees of Webster Bank, as amended and restated effective January 1, 2003 (filed as Exhibit 10.14 to Webster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.12	Qualified Performance-Based Compensation Plan (filed as Exhibit A to the Corporation’s definitive proxy materials for the Corporation’s 1998 Annual Meeting of Shareholders and incorporated herein by reference).

10.13	Employee Stock Purchase Plan (filed as Appendix A to Webster’s Definitive Proxy Statement filed with the SEC on March 23, 2000 and incorporated herein by reference).

10.14	Change of Control Agreement, dated as of December 15, 1997, by and between the Corporation and James C. Smith (filed as Exhibit 10.29 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.15	Change of Control Agreement, dated as of December 15, 1997, by and between the Corporation and William T. Bromage (filed as Schedule 10.29 to Exhibit 10.29 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.16	Change of Control Agreement, dated as of April 24, 2002, by and between the Corporation and Joseph J. Savage (filed as Exhibit 10.27 to Webster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.17	Change of Control Agreement, dated as of March 30, 2001, by and between Webster Financial Corporation and William J. Healy (filed as Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2001 and incorporated herein by reference).

10.18	Change of Control Agreement, dated as of December 15, 1997, by and between Webster Financial Corporation and Jeffrey N. Brown (filed as Exhibit 10.18 to the Corporation’s Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference)

10.19	Change of Control Agreement, dated as of August 13, 2001, by and between Webster Financial Corporation and Jo D. Keeler (filed as Exhibit 10.19 to the Corporation’s Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.20	Change of Control Agreement, dated as of January 1, 2003, by and between Webster Financial Corporation and Harriet Munrett Wolfe (filed as Exhibit 10.20 to the Corporation’s Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.21	Form of Change of Control Agreement, dated as of April 21, 2005, by and between Webster Financial Corporation and Scott McBrair (filed as Exhibit 10.3 to the Corporation’s Current Report on Form 8-K, filed with the SEC on April 26, 2005 and incorporated herein by reference).

10.22	Form of Amendment to Change of Control Agreement, dated as of January 31, 2005, by and between Webster Financial Corporation and the following executives: James C. Smith, William T. Bromage, William J. Healy, Joseph J. Savage, Jeffrey N. Brown, Jo D. Keeler and Harriet Munrett Wolfe (filed as Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 4, 2005 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.23	Form of Non-Competition Agreement, dated as of January 31, 2005, by and between Webster Financial Corporation and the following executives: James C. Smith, William T. Bromage, William J. Healy, Joseph J. Savage, and Jeffrey N. Brown (filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 4, 2005 and incorporated herein by reference).

10.24	Form of Non-Competition Agreement, dated as of April 21, 2005, by and between Webster Financial Corporation and Scott McBrair (filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on April 26, 2005 and incorporated herein by reference).

10.25	Junior Subordinated Indenture, dated as of January 29, 1997 between the Corporation and The Bank of New York, as trustee, relating to the Corporation’s Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 10.41 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

10.26	Senior Indenture, dated as of April 12, 2004, between the Corporation and The Bank of New York, as trustee, (filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on April 12, 2004, and incorporated herein by reference).

10.27	Supplemental Indenture, dated as of April 12, 2004, between the Corporation and The Bank of New York, as trustee, relating to the Corporation’s 5.125% Senior Notes due April 15, 2014 (filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on April 12, 2004, and incorporated herein by reference).

10.28	Description of Arrangement for Directors Fees.

10.29	Description of Arrangement for Named Executive Officer Compensation (filed under Item 1.01 to the Corporation’s Current Report on Form 8-K filed with the SEC on March 1, 2006, and incorporated herein by reference).

Exhibit No. 21	Subsidiaries.

Exhibit No. 23	Consent of KPMG LLP

Exhibit No. 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

Exhibit No. 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

Exhibit No. 32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

Exhibit No. 32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

Note:	Exhibit numbers 10.1 — 10.24 and 10.29 — 10.30 are management contracts or compensatory plans or arrangements in which directors or executive officers are eligible to participate.
(b) Exhibits to this Form 10-K are attached or incorporated herein by reference as stated above.
(c) Not applicable.