Form 10-Q
period 2006-03-31
WEBSTER FINANCIAL CORP
filed 2006-05-10
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2006.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-31486
WEBSTER FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-1187536

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Webster Plaza, Waterbury, Connecticut	06702

(Address of principal executive offices)	(Zip Code)
(203) 465-4329

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12B-2). Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12B-2). Yes ☐ No ☑
The number of shares of common stock outstanding as of April 30, 2006 was 52,785,808.

ITEM 1. INTERIM FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2006	2005

Assets:
Cash and due from depository institutions	$267,541	$293,706
Short-term investments	11,889	36,302
Securities: (Notes 4 and 13)
Trading, at fair value	1,042	2,257
Available for sale, at fair value	2,472,699	2,555,419
Held-to-maturity (fair value of $1,092,003 and $1,132,223)	1,116,386	1,142,909
Loans held for sale (Notes 5 and 15)	201,210	267,919
Loans, net (Notes 6 and 7)	12,444,254	12,138,800
Accrued interest receivable	94,602	85,779
Goodwill and other intangible assets (Note 8)	698,557	698,570
Cash surrender value of life insurance	240,426	237,822
Premises and equipment	184,831	182,856
Deferred tax asset (Note 9)	54,644	55,313
Prepaid expenses and other assets	119,105	138,910

Total assets	$17,907,186	$17,836,562

Liabilities and Shareholders’ Equity:
Deposits (Note 10)	$12,078,277	$11,631,145
Federal Home Loan Bank advances (Note 11)	2,383,118	2,214,010
Securities sold under agreements to repurchase and other short-term debt (Note 12)	1,007,439	1,522,381
Other long-term debt	631,568	640,906
Reserve for unfunded credit commitments (Note 7)	9,574	9,146
Accrued expenses and other liabilities	146,871	162,171

Total liabilities	16,256,847	16,179,759

Preferred stock of subsidiary corporation	9,577	9,577

Commitments and contingencies (Notes 5 and 6)	—	—

Shareholders’ equity (Note 13):
Common stock, $.01 par value;
Authorized — 200,000,000 shares at March 31, 2006 and December 31, 2005
Issued — 54,127,697 shares at March 31, 2006 and 54,117,218 shares at December 31, 2005	541	541
Paid-in capital	629,498	619,644
Retained earnings	1,106,463	1,075,984
Less: Treasury stock, at cost; 1,351,890 shares at March 31, 2006 and 455,426 shares at December 31, 2005	(58,931)	(21,065)
Accumulated other comprehensive loss	(36,809)	(27,878)

Total shareholders’ equity	1,640,762	1,647,226

Total liabilities and shareholders’ equity	$17,907,186	$17,836,562

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2006	2005

Interest Income:
Loans	$195,574	$158,787
Securities and short-term investments	41,595	40,899
Loans held for sale	3,339	2,732

Total interest income	240,508	202,418

Interest Expense:
Deposits (Note 10)	62,354	35,868
Federal Home Loan Bank advances and other borrowings	26,411	28,130
Other long-term debt	21,584	10,188

Total interest expense	110,349	74,186

Net interest income	130,159	128,232
Provision for credit losses (Note 7)	2,000	3,500

Net interest income after provision for credit losses	128,159	124,732

Noninterest Income:
Deposit service fees	21,869	19,129
Insurance revenue	10,724	11,802
Loan related fees	7,824	8,929
Wealth and investment services	6,354	5,395
Gain on sale of loans and loan servicing, net	3,273	2,536
Increase in cash surrender value of life insurance	2,371	2,238
Gain on sale of securities, net	1,012	756
Other income	1,775	2,243

Total noninterest income	55,202	53,028

Noninterest Expenses:
Compensation and benefits	65,003	57,902
Occupancy	12,182	10,859
Furniture and equipment	13,595	10,798
Intangible assets amortization (Note 8)	4,377	4,902
Marketing	3,624	3,283
Professional services	3,544	3,770
Conversion and infrastructure costs	—	1,134
Other expenses	16,846	15,126

Total noninterest expenses	119,171	107,774

Income before income taxes	64,190	69,986
Income taxes	20,338	22,491

Net Income	$43,852	$47,495

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited), continued

	Three months ended March 31,
(In thousands, except per share data)	2006	2005

Net income	$43,852	47,495

Basic earnings per share	$0.83	$0.89
Diluted earnings per share	0.82	0.88
Dividends paid per common share	0.25	0.23

Average shares outstanding:

Basic	53,094	53,571
Diluted	53,703	54,217
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended March 31,
(In thousands)	2006	2005

Net Income	$43,852	47,495

Other comprehensive (loss) income, net of tax:
Unrealized net holding loss on securities available for sale arising during period (net of tax effect of $(4,623) and $(9,849) for 2006 and 2005, respectively)	(8,583)	(18,292)
Reclassification adjustment for net security gains included in net income (net of tax effect of $(261) and $(255) for 2006 and 2005, respectively)	(486)	(473)
Reclassification adjustment for cash flow hedge gain amortization included in net income	(42)	(42)
Reclassification adjustment for amortization of unrealized loss upon transfer of securities to held to maturity (net of tax effect of $97 and $108 for 2006 and 2005, respectively)	180	199

Other comprehensive loss	(8,931)	(18,608)

Comprehensive income	$34,921	28,887

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

					Accumulated
					Other
	Common	Paid-in	Retained	Treasury	Comprehensive
(In thousands, except per share data)	Stock	Capital	Earnings	Stock	Loss	Total

Three months ended March 31, 2005:
Balance, December 31, 2004	$536	605,696	942,830	(547)	(4,541)	1,543,974
Net income for the three months ended March 31, 2005	—	—	47,495	—	—	47,495
Dividends paid:
$.23 per common share	—	—	(12,362)	—	—	(12,362)
Exercise of stock options	2	3,529	—	—	—	3,531
Common stock repurchased	—	—	—	(3,023)	—	(3,023)
Stock-based compensation expense	—	831	—	1,256	—	2,087
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	(18,765)	(18,765)
Amortization of deferred hedging gain	—	—	—	—	(42)	(42)
Amortization of unrealized loss on securities transferred to held to maturity, net of taxes	—	—	—	—	199	199
Employee Stock Purchase Plan	—	500	—	—	—	500

Balance, March 31, 2005	$538	610,556	977,963	(2,314)	(23,149)	1,563,594

Three months ended March 31, 2006:
Balance, December 31, 2005	$541	619,644	1,075,984	(21,065)	(27,878)	1,647,226
Net income for the three months ended March 31, 2006	—	—	43,852	—	—	43,852
Dividends paid:
$.25 per common share	—	—	(13,373)	—	—	(13,373)
Exercise of stock options	—	(869)	—	1,851	—	982
Tax benefit from stock options exercised	—	293	—	—	—	293
Common stock repurchased	—	—	—	(31,850)	—	(31,850)
Stock-based compensation expense	—	1,201	—	870	—	2,071
Unearned compensation transfer to treasury stock upon adoption of SFAS No. 123(R)	—	8,737	—	(8,737)	—	—
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	(9,069)	(9,069)
Amortization of deferred hedging gain	—	—	—	—	(42)	(42)
Amortization of unrealized loss on securities transferred to held to maturity, net of taxes	—	—	—	—	180	180
Employee Stock Purchase Plan	—	492	—	—	—	492

Balance, March 31, 2006	$541	629,498	1,106,463	(58,931)	(36,809)	1,640,762

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
(In thousands)	2006	2005

Operating Activities:
Net income	$43,852	$47,495
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	2,000	3,500
Depreciation and amortization	7,669	5,725
Amortization of intangible assets	4,377	4,902
Stock-based compensation	2,071	2,587
Net gain on sale of foreclosed properties	(3)	(8)
Net gain on sale of securities	(747)	(728)
Net gain on sale of loans and loan servicing	(3,273)	(2,536)
Increase in cash surrender value of life insurance	(2,371)	(2,238)
Net gain on trading securities	(265)	(28)
Decrease (increase) in trading securities	1,480	(1,010)
Loans originated for sale	(302,680)	(503,269)
Proceeds from sale of loans originated for sale	372,662	300,783
Increase in interest receivable	(8,823)	(3,610)
Decrease in prepaid expenses and other assets	17,391	4,996
Decrease in accrued expenses and other liabilities	(26,119)	(59,719)
Proceeds from surrender of life insurance contracts	—	793

Net cash provided (used) by operating activities	107,221	(202,365)

Investing Activities:
Purchases of available for sale securities	(14,712)	(229,236)
Purchases of held to maturity securities	(4,473)	(18,702)
Proceeds from maturities and principal payments of available for sale securities	81,638	89,380
Proceeds from maturities and principal payments of held to maturity securities	30,923	35,277
Proceeds from sales of available for sale securities	1,737	15,316
Net decrease in short-term investments	24,413	46,429
Net (increase) decrease in loans	(310,394)	111,097
Proceeds from sale of foreclosed properties	4,172	689
Net purchases of premises and equipment	(9,369)	(14,197)
Net cash paid for acquisitions	—	(28,998)

Net cash (used) provided by investing activities	(196,065)	7,055

Financing Activities:
Net increase in deposits	447,132	263,306
Proceeds from FHLB advances	15,702,721	9,350,500
Repayment of FHLB advances	(15,529,878)	(9,618,980)
Net (decrease) increase in federal funds purchased and securities sold under agreement to repurchase	(513,840)	239,601
Repayment of other long term debt	—	(10,000)
Cash dividends to common shareholders	(13,373)	(12,362)
Exercise of stock options	1,275	3,531
Stock sold to Employee Stock Purchase Plan	492	—
Common stock repurchased	(31,850)	(3,023)

Net cash provided by financing activities	62,679	212,573

(Decrease) increase in cash and cash equivalents	(26,165)	17,263
Cash and cash equivalents at beginning of period	293,706	248,825

Cash and cash equivalents at end of period	$267,541	$266,088

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued

	Three months ended March 31,
(In thousands)	2006	2005

Supplemental Disclosures:
Income taxes paid	$219	$8,344
Interest paid	109,609	77,605

Supplemental Schedule of Noncash Investing and Financing Activities:
Transfer of loans to foreclosed properties	$913	$647

Purchase Transactions:
Fair value of noncash assets acquired	$—	$235,033
Fair value of liabilities assumed	—	210,686

See accompanying Notes to Consolidated Interim Financial Statements.

NOTE 1: Basis of Presentation and Principles of Consolidation
The Consolidated Interim Financial Statements include the accounts of Webster Financial Corporation (“Webster” or the “Company”) and its subsidiaries. The Consolidated Interim Financial Statements and Notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results which may be expected for the year as a whole.
The preparation of the Consolidated Interim Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the Consolidated Interim Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for credit losses and the valuation allowance for the deferred tax asset. These Consolidated Interim Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Webster’s Annual Report on Form 10-K for the year ended December 31, 2005.
NOTE 2: Share-Based Compensation
Webster has a share-based compensation plan (the “Plan”) that covers employees and directors and a Director Retainer Fees Plan for non-employee directors (collectively, the “Plans”). The compensation cost that has been included in compensation and benefits expense for the Plans was $2.1 million for both the three month periods ended March 31, 2006 and 2005. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $694,000 and $669,000 for the three month periods ended March 31, 2006 and 2005, respectively.
The Plan, which is shareholder-approved, permits the grant of incentive and nonqualified stock options, restricted stock and stock appreciation rights (“SARS”) to employees and directors for up to 6.7 million shares of common stock. Webster believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of Webster’s stock at the date of grant and vest over periods ranging from three to four years. These options grant the holder the right to acquire a share of Webster common stock for each option held and have a contractual life of ten years.
During the three month period ended March 31, 2006, there were 1,052 restricted common shares granted to senior management, which vest over a period ranging from three to five years. The Plan also permits performance-based restricted stock awards. These performance-based awards vest after three years in a range from zero to 200% of the target number of shares under the grant, dependent upon Webster’s ranking for total shareholder return among a blended peer group of companies in the S&P Midcap 400 Financial Services Subset index and the KBW 50 index. During the first quarter of 2006, there were no performance-based restricted stock awards granted while during 2005, two executive officers received performance-based restricted stock awards.
The Director Retainer Fees Plan provides non-employee directors with restricted shares in lieu of an annual cash retainer for their services rendered as directors. During the three month period ended March 31, 2006, no shares were granted to directors. The grant-date fair value of restricted share awards to directors and management under the Plans is amortized to noninterest expense over the service vesting period and such expense is reflected in compensation and benefits expense.

On January 1, 2006, Webster adopted the provisions of SFAS No. 123 (R), “Share-Based Payment”, which requires compensation cost relating to share-based payment transactions to be recognized in the financial statements, based upon the fair value of the instruments issued. SFAS No. 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted stock plans, performance-based awards, share appreciation rights and employee purchase plans. SFAS No. 123 (R) replaces SFAS No. 123, which established as preferable a fair value based method of accounting for share-based compensation with employees, but permitted the option of continuing to apply the guidance of APB Opinion No. 25, as long as the notes to the financial statements disclosed the effects of the preferable fair value method. Since Webster adopted the provisions of SFAS No. 123, effective January 1, 2002, the adoption of SFAS No. 123 (R) as of January 1, 2006 did not have a material impact on Webster’s Consolidated Financial Statements.
The fair value of each option award is estimated on the date of grant using the Black-Scholes Option-Pricing Model. The weighted-average assumptions used for options granted in the first quarter of 2005 are noted in the following table (no options were granted in the first quarter of 2006). Webster uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

	Weighted Average Assumptions
	March 31,
	2006	2005

Expected term (years)	N/A	6.7
Expected dividend yield	N/A	2.00%
Expected volatility	N/A	31.92
Expected forfeiture rate	N/A	5.00
Risk-free interest rate	N/A	4.23

Fair value of options granted	N/A	$14.17
A summary of option activity under the Plans as of March 31, 2006, and changes during the quarter then ended, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Term	Value
	Number	Price	(in years)	(in thousands)

Options outstanding at beginning of the period	3,256,967	$35.22
Options granted	—	—
Options exercised	(40,052)	24.61
Options forfeited	(11,027)	42.40
Options expired	—	—

Options outstanding at end of the period	3,205,888	$35.32	5.6	$42,119

Options exercisable at end of the period	2,364,972	$31.48	4.6	$40,157

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Webster’s closing stock price on the last trading day of the first quarter of 2006 and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The aggregate intrinsic value fluctuates based on changes in the fair market value of Webster’s stock.
The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $934,000 and $5.8 million, respectively.

The following table summarizes information about options outstanding and options exercisable at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$10.01 – 15.00	5,334	0.1	$13.75	5,334	$13.75
15.01 – 20.00	112,037	1.0	18.79	112,037	18.79
20.01 – 25.00	602,757	4.3	23.12	602,757	23.12
25.01 – 30.00	351,076	5.0	29.00	351,076	29.00
30.01 – 35.00	920,790	3.9	33.62	838,928	33.52
35.01 – 40.00	138,225	6.3	37.48	130,850	37.51
40.01 – 45.00	112,468	8.8	43.88	36,625	44.04
45.01 – 50.00	960,201	8.5	47.61	286,165	47.00
50.01 – 51.31	3,000	8.3	51.04	1,200	51.14

	3,205,888	5.6	$35.32	2,364,972	$31.48

The following table summarizes Webster’s restricted stock activity for the three months ended March 31, 2006:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value

Restricted stock at beginning of the period	259,167	$44.37
Granted	19,493	47.52
Vested	(8,646)	37.63
Forfeited	(3,625)	34.22

Restricted stock at end of the period	266,389	$44.94

As of March 31, 2006, there was $14.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.7 years. The fair value of shares that vested during the quarters ended March 31, 2006 and 2005 was $405,000 and $579,000, respectively.
NOTE 3: Purchase and Sale Transactions
No purchase or sale transactions were announced or completed during the first quarter of 2006.

NOTE 4: Securities
A summary of trading, available for sale and held to maturity securities follows:

	March 31, 2006				December 31, 2005
	Amortized	Unrealized		Estimated	Amortized	Unrealized		Estimated
(In thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Trading:
Municipal bonds and notes				$1,042				$2,257

Available for Sale:
Corporate bonds and notes	$205,409	4,596	(1,654)	208,351	$197,101	5,384	(1,162)	201,323
Equity securities (a)	226,874	6,169	(256)	232,787	223,043	5,542	(559)	228,026
Mortgage-backed securities	2,094,909	—	(63,348)	2,031,561	2,176,121	27	(50,078)	2,126,070

Total available for sale	$2,527,192	10,765	(65,258)	2,472,699	$2,596,265	10,953	(51,799)	2,555,419

Held to maturity:
Municipal bonds and notes	$401,973	6,721	(1,480)	407,214	$401,112	8,237	(1,011)	408,338
Mortgage-backed securities	714,413	—	(29,624)	684,789	741,797	—	(17,912)	723,885

Total held to maturity securities	$1,116,386	6,721	(31,104)	1,092,003	$1,142,909	8,237	(18,923)	$1,132,223

(a)	As of March 31, 2006, the fair value of equity securities consisted of FHLB stock of $134.1 million, FRB stock of $36.3 million, common stock of $42.4 million and preferred stock of $20.0 million. The fair value of equity securities at December 31, 2005 consisted of FHLB stock of $133.4 million, FRB stock of $36.3 million, common stock of $38.4 million and preferred stock of $19.9 million.
The following table identifies temporarily impaired investment securities as of March 31, 2006 segregated by length of time the securities had been in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Available for Sale:
Corporate bonds and notes	$15,207	(447)	22,812	(1,207)	38,019	(1,654)
Equity securities	2,268	(30)	4,179	(226)	6,447	(256)
Mortgage-backed securities	410,288	(8,096)	1,621,273	(55,252)	2,031,561	(63,348)

Total available for sale	$427,763	(8,573)	1,648,264	(56,685)	2,076,027	(65,258)

Held to maturity:
Municipal bonds and notes	$92,496	(910)	21,032	(570)	113,528	(1,480)
Mortgage-backed securities	134,027	(6,039)	550,762	(23,585)	684,789	(29,624)

Total HTM Securities	$226,523	(6,949)	571,794	(24,155)	798,317	(31,104)

Total Securities	$654,286	(15,522)	2,220,058	(80,840)	2,874,344	(96,362)

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
Webster’s determination of impairment at March 31, 2006 began with a recognition that market yields increased during 2005 and the first quarter of 2006, reflecting the impact of fifteen interest rate increases of 25 basis points, or 375 basis points in total, by the Federal Reserve from June 2004 through March 2006.
At March 31, 2006, Webster had $2.2 billion of impaired securities with an unrealized loss of $80.8 million for twelve months or longer. These securities have had varying levels of unrealized loss due to higher interest rates subsequent to their purchase. Approximately 68 percent of that unrealized loss, or $55.2 million, was concentrated in mortgage-backed securities available for sale totaling $1.6 billion in fair value. These securities carry AAA ratings or Agency-implied AAA credit ratings and are currently performing as expected. Management does not consider these investments to be other-than-temporarily impaired and Webster has the ability and intent to hold these investments to full recovery of the cost basis. Management expects that recovery of temporarily impaired available for sale mortgage-backed securities will occur over the weighted-average estimated remaining life of these securities. Market-accepted pricing and prepayment models are used to project the estimated average life, which for this group of securities is presently estimated to be 2.7 years. Further, the majority of these securities are hybrid adjustable rate mortgage-backed securities, which tend to prepay faster than similar coupon fixed-rate mortgage-backed securities and as the collateral loans approach their interest rate reset dates, management expects the securities to trade at par or at a premium when fully indexed.

Available for sale corporate securities totaling $22.8 million at March 31, 2006, with an unrealized loss of $1.2 million, were impaired for twelve consecutive months or longer due to higher interest rates subsequent to their purchase. Several corporate securities are unrated, but have undergone an internal credit review. The remaining securities are a mix of investment grade and below investment grade bonds. As a result of the credit review of the issuers, management has determined that there has been no deterioration in credit quality subsequent to purchase or last review period. These securities are currently performing as projected. Management does not consider these investments to be other-than-temporarily impaired based on experience with these types of investments. Webster has the ability and intent to hold these investments to full recovery of the cost basis. Management expects recovery of temporarily impaired available for sale corporate securities over their weighted-average estimated remaining life, which is presently estimated to be 1.9 years.
Held to maturity mortgage-backed securities totaling $550.8 million at March 31, 2006, with an unrealized loss of $23.6 million, were impaired for twelve consecutive months or longer due to higher interest rates subsequent to their purchase. These securities carry AAA ratings or Agency-implied AAA credit ratings and are currently performing as expected. Management does not consider these investments to be other-than-temporarily impaired. Webster has the ability and intent to hold these investments to full recovery of the cost basis. Management expects that recovery of temporarily impaired held to maturity mortgage-backed securities will occur over the weighted-average estimated remaining life of these securities. Management uses market-accepted pricing and prepayment models to project the estimated average life, which for this group of securities is presently estimated to be 4.4 years. Further, this group of securities continues to record acceptable levels of prepayments monthly at par, which reduces the amount of fair value and unrealized loss accordingly.
Held to maturity municipal securities totaling $21.0 million at March 31, 2006, with an unrealized loss of $0.6 million, were impaired for twelve consecutive months or longer due to higher interest rates subsequent to their purchase. Most of these bonds are insured AAA rated general obligation bonds with stable ratings. There were no credit downgrades since the last review period. These securities are currently performing as anticipated. Management does not consider these investments to be other-than-temporarily impaired. Webster has the ability and intent to hold these investments to full recovery of the cost basis. Management expects recovery of temporarily impaired held to maturity municipal securities over their weighted-average estimated remaining life, which is presently estimated to be 10.2 years.
Available for sale equity securities totaling $4.2 million at March 31, 2006, with an unrealized loss of $0.2 million, were impaired for twelve consecutive months or longer. Most of Webster’s equity holdings are issuers in the financial services industry, which is experiencing performance pressures from a flatter yield curve and slowing mortgage originations. The severity of the impairment is consistent with those market developments. Management believes the declines in price have stabilized and the securities are not other-than-temporarily impaired. Based on our internal evaluation and analyst forecasts, management believes that Webster has the ability and intent to hold these securities to full recovery of the cost basis.
There were no impairment writedowns of securities during the first quarter of 2006 and 2005.

NOTE 5: Loans Held for Sale
Loans held for sale totaled $201.2 million and $267.9 million at March 31, 2006 and December 31, 2005, respectively.
Included in the March 31, 2006 balance are approximately $2.2 million in commercial loans and $2.0 million in consumer loans. Included in the December 31, 2005 balance are approximately $3.2 million in commercial loans and $2.2 million in consumer loans. The remainder of the loans held for sale at March 31, 2006 and December 31, 2005 are residential mortgages.
At March 31, 2006 and December 31, 2005, residential mortgage origination commitments totaled $181.7 million and $137.2 million, respectively. Residential commitments outstanding at March 31, 2006 consisted of adjustable rate and fixed rate mortgages of $18.1 million and $163.6 million, respectively, at rates ranging from 1.0% to 13.8%. Residential commitments outstanding at December 31, 2005 consisted of adjustable rate and fixed rate mortgages of $14.8 million and $122.4 million, respectively, at rates ranging from 1.0% to 12.3%. Commitments to originate loans generally expire within 60 days. At March 31, 2006 and December 31, 2005, Webster also had outstanding commitments to sell residential mortgage loans of $394.3 million and $343.0 million, respectively. See Note 15 for a further discussion of loan origination and sale commitments.
NOTE 6: Loans, Net
A summary of loans, net follows:

(In thousands)	March 31, 2006		December 31, 2005
	Amount	%	Amount	%
Residential mortgage loans	$4,890,887	38.8%	$4,828,564	39.3%
Commercial loans:
Commercial non-mortgage	1,532,804	12.2	1,435,512	11.7
Asset-based lending	705,027	5.6	661,234	5.4
Equipment financing	801,099	6.4	779,782	6.3

Total commercial loans	3,038,930	24.2	2,876,528	23.4
Commercial real estate	1,851,035	14.7	1,808,494	14.7
Consumer loans:
Home equity credit loans	2,776,913	22.0	2,736,274	22.3
Other consumer	32,872	0.3	35,426	0.3

Total consumer loans	2,809,785	22.3	2,771,700	22.6

Total loans	12,590,637	100.0%	12,285,286	100.0%
Less: allowance for loan losses	(146,383)		(146,486)

Loans, net	$12,444,254		$12,138,800

At March 31, 2006, total loans included $24.6 million of net premiums and $39.0 million of net deferred costs, compared with $24.5 million of net premiums and $36.9 million of net deferred costs at December 31, 2005. The unadvanced portions of closed loans totaled $538.3 million and $547.5 million at March 31, 2005 and December 31, 2005, respectively.
At March 31, 2006 and December 31, 2005, unused portions of home equity credit lines extended were $1.8 billion and $1.7 billion, respectively. Unused commercial lines of credit, letters of credit, standby letters of credit, equipment financing commitments and outstanding commercial loan commitments totaled $3.3 billion at March 31, 2006 and $3.4 billion at December 31, 2005. Consumer loan commitments totaled $95.8 million and $83.2 million at March 31, 2006 and December 31, 2005, respectively.

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
The estimated fair value of commitments to extend credit is considered insignificant at March 31, 2006 and December 31, 2005. Future loan commitments represent residential and commercial mortgage loan commitments, commercial loan and equipment financing commitments, letters of credit and commercial and home equity unused credit lines. The interest rates for these loans are generally established shortly before closing. The interest rates on home equity lines of credit adjust with changes in the prime rate.
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
The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. At March 31, 2006, Webster’s standby letters of credit totaled $190.6 million. At March 31, 2006, the fair value of stand-by letters of credit is not material to the unaudited interim financial statements.

NOTE 7: Allowance for Credit Losses
The allowance for credit losses is maintained at a level adequate to absorb probable losses inherent in the loan portfolio and in unfunded credit commitments. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off, and reduced by charge-offs on loans.
The following table provides a summary of activity in the allowance for credit losses:

	Three months ended March 31,
(In thousands)	2006	2005

Balance at beginning of period	$155,632	150,112
Provisions charged to operations	2,000	3,500

Subtotal	157,632	153,612

Charge-offs	(2,066)	(2,464)
Recoveries	391	1,371

Net charge-offs	(1,675)	(1,093)

Balance at end of period	$155,957	152,519

	March 31,	March 31,
(In thousands)	2006	2005

Components:
Allowance for loan losses	$146,383	152,519
Reserve for unfunded credit commitments (1)	9,574	—

Allowance for credit losses	$155,957	152,519

Net loan charge-offs as a percentage of average total loans	0.05%	0.04
Allowance for loan losses as a percentage of total loans	1.16	1.30
Allowance for credit losses as a percentage of total loans	1.24	1.30

(1)	Effective December 31, 2005, Webster transferred the portion of the allowance for loan losses related to commercial and consumer lending commitments and letters of credit to the reserve for unfunded credit commitments. This reserve amounted to $9.1 million at December 31, 2005.
NOTE 8: Goodwill and Other Intangible Assets
The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization:

	March 31,	December 31,
(In thousands)	2006	2005

Balances not subject to amortization:
Goodwill	$647,217	642,889
Pension assets	1,880	1,844

Balances subject to amortization:
Core deposit intangibles	43,019	47,227
Other identified intangibles	6,441	6,610

Total goodwill and other intangible assets	$698,557	698,570

Changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

	Retail	Commercial
(In thousands)	Banking	Banking	Total

Balance at December 31, 2005	$611,378	31,511	642,889
Purchase price adjustments	(504)	4,832	4,328

Balance at March 31, 2006	$610,874	36,343	647,217

The addition to the Commercial Banking goodwill is due to a final year earnout of contingent consideration related to an earlier acquisition.
Amortization of intangible assets for the three months ended March 31, 2006, totaled $4.4 million. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(In thousands)

For years ending December 31,
2006 (full year)	$14,085
2007	9,441
2008	5,000
2009	4,816
2010	4,745
Thereafter	15,750

NOTE 9: Deferred Tax Asset
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2006 and December 31, 2005 are summarized below. Temporary differences result from the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance has been established for the full amount of the deferred tax assets applicable to Connecticut, Massachusetts and Rhode Island due to uncertainties of realization.

	March 31,	December 31,
(In thousands)	2006	2005

Deferred tax assets:
Allowance for loan losses	$60,872	60,721
Net operating loss and tax credit carry forwards	19,262	19,350
Net unrealized loss on securities available for sale	19,180	14,296
Compensation and employee benefit plans	8,540	9,265
Intangible assets	4,932	5,314
Deductible acquisition costs	1,970	2,793
Other	3,055	3,594

Total deferred tax assets	117,811	115,333
Less: valuation allowance	(22,089)	(21,320)

Deferred tax assets, net of valuation allowance	95,722	94,013

Deferred tax liabilities:
Deferred loan costs	14,361	11,575
Premises and equipment	8,698	8,811
Equipment financing leases	7,174	7,174
Purchase accounting and fair-value adjustments	5,213	4,968
Mortgage servicing rights	2,578	2,728
Other	3,054	3,444

Total deferred tax liabilities	41,078	38,700

Deferred tax asset	$54,644	55,313

Management believes it is more likely than not that Webster will realize its net deferred tax assets, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that any specific level of future income will be generated.

NOTE 10: Deposits
The following table summarizes the composition of deposits:

	March 31, 2006		December 31, 2005
		% of		% of
(In thousands)	Amount	total	Amount	total

Demand	$1,459,855	12.1%	$1,546,096	13.3%
NOW	1,419,330	11.8	1,412,821	12.2
Money market	1,761,016	14.6	1,789,781	15.4
Savings	2,004,375	16.6	2,015,045	17.3
Health savings accounts (“HSA”)	264,347	2.1	209,582	1.8
Retail certificates of deposit	4,392,731	36.4	4,249,874	36.5
Treasury certificates of deposit	776,623	6.4	407,946	3.5

Total	$12,078,277	100.0%	$11,631,145	100.0%

Interest expense on deposits is summarized as follows:

	Three months ended March 31,
(In thousands)	2006	2005

NOW accounts	$1,216	921
Money market deposit accounts	12,065	7,606
Savings accounts	5,006	4,126
HSA	1,521	306
Certificates of deposit	42,546	22,909

Total	$62,354	35,868

NOTE 11: Federal Home Loan Bank Advances
Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

	March 31, 2006		December 31, 2005
	Total		Total
(In thousands)	Outstanding	Callable	Outstanding	Callable

Fixed Rate:
2.88 % to 4.90 % due in 2006	$1,417,103	—	$1,213,468	—
4.09 % to 7.45 % due in 2007	441,788	—	442,383	—
3.93 % to 5.93 % due in 2008	175,002	74,000	175,119	74,000
4.98 % to 5.96 % due in 2009	138,000	123,000	138,000	123,000
4.80 % to 8.44 % due in 2010	135,295	35,000	135,311	35,000
4.58 % to 6.60 % due in 2011	11,365	10,000	41,421	40,000
5.22 % to 5.49 % due in 2013	49,000	49,000	49,000	49,000
0.00 % to 6.00 % due in 2015 to 2023	1,317	—	1,325	—

	2,368,870	291,000	2,196,027	321,000

Unamortized premiums and hedge accounting adjustments	14,248	—	17,983	—

Total advances	$2,383,118	291,000	$2,214,010	321,000

Webster Bank had additional borrowing capacity of approximately $0.7 billion from the FHLB at March 31, 2006 and $1.0 billion at December 31, 2005. Advances are secured by a blanket security agreement against certain qualifying assets, principally residential mortgage loans. At March 31, 2006 and December 31, 2005, Webster Bank had unencumbered investment securities available to secure additional borrowings. If these securities had been used to secure FHLB advances, borrowing capacity at March 31, 2006 and December 31, 2005 would have been increased by an additional $645.8 million and $737.1 million, respectively. At March 31, 2006 Webster Bank was in compliance with the FHLB collateral requirements.
NOTE 12: Securities Sold Under Agreements to Repurchase and Other Short-Term Debt
The following table summarizes securities sold under agreements to repurchase and other short term borrowings:

	March 31,	December 31,
(In thousands)	2006	2005

Securities sold under agreements to repurchase	$793,119	792,838
Federal funds purchased	205,485	246,375
Treasury tax and loan	3,843	477,066
Other	70	77

	1,002,517	1,516,356
Unamortized premiums and hedge accounting adjustments	4,922	6,025

Total	$1,007,439	1,522,381

The following table sets forth certain information on short-term borrowings:

	March 31,	December 31,
(In thousands)	2006	2005

Repurchase agreements:
Quarter end balance	$403,871	401,137
Quarter average balance	424,129	510,084
Highest month end balance during quarter	440,448	572,722
Weighted-average maturity (in months)	1.27	1.30
Weighted-average interest rate	3.40%	3.16%

NOTE 13: Shareholders’ Equity
Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of Currency of the United States (“OCC”) require Webster and its banking subsidiary to maintain certain minimum ratios, as set forth below. At March 31, 2006, Webster and Webster Bank, were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with the applicable capital requirements.
The following table provides information on the capital ratios.

	Actual		Capital Requirements		Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2006
Webster Financial Corporation
Total capital (to risk-weighted assets)	$1,538,546	11.0%	$1,119,797	8.0%	$1,399,746	10.0%
Tier 1 capital (to risk-weighted assets)	1,180,066	8.4	559,898	4.0	839,848	6.0
Tier 1 leverage capital ratio (to average assets)	1,180,066	6.9	684,873	4.0	856,091	5.0
Webster Bank, N.A.
Total capital (to risk-weighted assets)	$1,505,704	10.9%	$1,104,558	8.0%	$1,380,698	10.0%
Tier 1 capital (to risk-weighted assets)	1,149,747	8.3	552,279	4.0	828,419	6.0
Tier 1 leverage capital ratio (to average assets)	1,149,747	6.8	677,269	4.0	846,587	5.0
At December 31, 2005
Webster Financial Corporation
Total capital (to risk-weighted assets)	$1,537,032	11.1%	$1,107,805	8.0%	$1,384,756	10.0%
Tier 1 capital (to risk-weighted assets)	1,179,158	8.5	553,902	4.0	830,853	6.0
Tier 1 leverage capital ratio (to average assets)	1,179,158	6.9	688,133	4.0	860,166	5.0
Webster Bank, N.A.
Total capital (to risk-weighted assets)	$1,532,996	11.2%	$1,092,476	8.0%	$1,365,595	10.0%
Tier 1 capital (to risk-weighted assets)	1,177,364	8.6	546,238	4.0	819,357	6.0
Tier 1 leverage capital ratio (to average assets)	1,177,364	6.9	680,675	4.0	850,844	5.0
Accumulated other comprehensive loss is comprised of the following components.

	March 31,	December 31,
(In thousands)	2006	2005

Unrealized loss on available for sale securities (net of tax)	$(35,619)	(26,550)
Unrealized loss upon transfer of available for sale securities to held to maturity (net of tax)	(2,338)	(2,518)
Deferred gain on hedge	1,148	1,190

Total	$(36,809)	(27,878)

NOTE 14: Business Segments
Webster has two operating segments for purposes of reporting business line results. These segments are Retail Banking and Commercial Banking. The balance of Webster’s activity is reflected in Other. The methodologies and organizational hierarchies that define the business segments are periodically reviewed and revised. The first quarter of 2005 has been restated, to reflect changes in the methodologies adopted and reflected in the results for the first quarter of 2006. The following table presents the operating results and total assets for Webster’s reportable segments.
Three months ended March 31, 2006

	Retail	Commercial		Consolidated
(In thousands)	Banking	Banking	Other	Total

Net interest income	$97,076	32,010	1,073	130,159
Provision for credit losses	3,250	6,218	(7,468)	2,000

Net interest income after provision	93,826	25,792	8,541	128,159
Noninterest income	45,057	6,513	3,632	55,202
Noninterest expense	90,276	15,456	13,439	119,171

Income (loss) before income taxes	48,607	16,849	(1,266)	64,190
Income tax expense (benefit)	15,399	5,338	(399)	20,338

Net income (loss)	$33,208	11,511	(867)	43,852

Total assets at period end	$9,727,236	4,080,666	4,099,284	17,907,186
Three months ended March 31, 2005

	Retail	Commercial		Consolidated
(In thousands)	Banking	Banking	Other	Total

Net interest income	$96,581	29,976	1,675	128,232
Provision for credit losses	3,255	5,261	(5,016)	3,500

Net interest income after provision	93,326	24,715	6,691	124,732
Noninterest income	40,046	6,655	6,327	53,028
Noninterest expense	79,343	13,162	15,269	107,774

Income (loss) before income taxes	54,029	18,208	(2,251)	69,986
Income tax expense (benefit)	17,365	5,852	(726)	22,491

Net income (loss)	$36,664	12,356	(1,525)	47,495

Total assets at period end	$9,257,218	3,587,229	4,568,381	17,412,828
Included in the Retail Banking segment is retail and business banking, consumer finance, wealth management and insurance. The increase in noninterest income is primarily due to deposit services fees reflecting an increased contribution from HSA Bank and growth in retail banking activities as well as higher gains on sales of residential mortgages. The increase in noninterest expense is primarily attributable to increases in retail banking costs including the de novo branches, a full quarter of HSA expenses in 2006, higher technology costs as well as increased cost of compliance, risk management and administrative support.
The Commercial Banking segment includes middle market, specialized, equipment financing, asset-based and commercial real estate. The results for the first three months of 2006 reflect a growth in net interest income due to increases in the commercial loan portfolio. These increases were partially offset by an increase in non interest expenses, primarily due to increases in compensation and benefits attributable to new revenue generating personnel.
Other includes the Treasury unit, which is responsible for managing the wholesale investment portfolio and funding needs. It also includes expenses not allocated to the business lines, the residual impact of methodology allocations such as the provision for credit losses and funds transfer pricing.

Management uses certain methodologies to allocate income and expenses to the business lines. Funds transfer pricing assigns interest income and interest expense to each line of business on a matched maturity funding concept based on each business’s assets and liabilities. The provision for credit losses is allocated to business lines on an “expected loss” basis. Expected loss is an estimate of the average loss rate that individual credits will experience over an economic cycle, based on historical loss experiences and the grading assigned each loan. This economic cycle methodology differs from that used to determine our consolidated provision for credit losses, which is based on an evaluation of the adequacy of the allowance for credit losses considering the risk characteristics in the portfolio at a point in time. The difference between the sum of the provisions for each line of business determined using the expected loss methodology and the consolidated provision is included in Other. Indirect expenses are allocated to segments. These expenses include administration, finance, technology, processing operations and other support functions. Taxes are allocated to each segment based on the effective rate for the period shown.
NOTE 15: Derivative Financial Instruments
At March 31, 2006, there were outstanding interest rate swaps with a total notional amount of $802.5 million. These swaps are used to hedge FHLB advances, repurchase agreements and other long-term debt (subordinated notes and senior notes). The swaps are used to transform the debt from fixed rate to floating rate and qualify for fair value hedge accounting under SFAS No. 133. Of the total, $50.0 million of the interest rate swaps mature in 2006, $200.0 million in 2007, $202.5 million in 2008, $200.0 million in 2013 and $150.0 million in 2014 and an equal amount of the hedged debt matures on these dates. At December 31, 2005, there were outstanding interest rate swaps with a notional amount of $802.5 million.
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
Webster transacts certain derivative products with its customer base, primarily interest rate swaps. These customer derivatives are offset with matching derivatives with other counterparties in order to minimize risk. Exposure with respect to these derivatives is largely limited to nonperformance by either the customer or the other counterparty. The notional amount of customer derivatives and the related counterparty derivatives each totaled $273.3 million at March 31, 2006 and $261.4 million at December 31, 2005. The customer derivatives and the related counterparty derivatives are marked to market and any difference is reflected in noninterest income.
The fair values and notional amounts of derivatives at March 31, 2006 and December 31, 2005 are summarized below:

	March 31,		December 31,
	2006		2005
	Notional	Estimated	Notional	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Asset and liability management positions
Interest rate swaps
Receive fixed/pay floating	$802,526	(24,260)	$802,526	(13,013)

Customer related positions
Interest rate swaps Receive fixed/pay floating	$(225,867)	(5,007)	$(214,533)	(2,165)
Receive floating/pay fixed	225,863	6,469	214,529	3,656
Purchased options-interest rate caps	47,403	119	46,886	91
Written options-interest rate caps	(47,403)	(119)	(46,886)	(91)

Certain derivative instruments, primarily forward sales of mortgage-backed securities (“MBSs”), are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding a single-family residential mortgage loan, an interest-rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster Bank is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBSs, are established. At March 31, 2006, outstanding rate locks totaled approximately $181.7 million and the residential mortgage held for sale portfolio totaled $197.0 million. Forward sales, which include mandatory forward commitments of approximately $314.5 million and best efforts forward commitments of approximately $79.8 million at March 31, 2006, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. Webster Bank will still have certain execution risk, that is, risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell.
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
NOTE 16: Pension and Other Benefits
The following table provides information regarding net benefit costs for the periods shown:

(In thousands)	Pension Benefits		Other Benefits
Three months ended March 31,	2006	2005	2006	2005

Service cost	$2,225	2,044	$—	—
Interest cost	1,530	1,470	60	75
Expected return on plan assets	(1,854)	(1,449)	—	—
Transition obligation	(6)	(2)	—	—
Amortization of prior service cost	43	44	18	16
Amortization of the net loss	462	456	22	9

Net periodic benefit cost	$2,400	2,563	$100	100

Webster plans to contribute at least an amount equal to the greater of the contribution required to meet the minimum funding standards under Internal Revenue Code Section 412 or the amount necessary to avoid an additional minimum liability as defined in SFAS No. 87 and No. 132. Additional contributions will be made as deemed appropriate by management in conjunction with the plan’s actuaries. For the year 2006, the preliminary estimated contribution is $6.0 million. As of March 31, 2006, no contributions have been made.
NOTE 17: Subsequent Events
On April 25, 2006, Webster announced a definitive agreement to acquire NewMil Bancorp, Inc. (“NewMil”), headquartered in New Milford, Connecticut, in a deal valued at approximately $172.5 million whereby NewMil shareholders will receive $41 in Webster common stock for each NewMil share of common stock, subject to a floating exchange rate. NewMil is the holding company for NewMil Bank, a state-chartered savings bank with $873 million in assets at December 31, 2005 and 20 branches in Connecticut. Webster will acquire NewMil through a tax-deferred, stock-for-stock exchange of all of the outstanding shares of NewMil ’s common stock. The transaction is expected to close in the fourth quarter of 2006.

NOTE 18: Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The adoption of SFAS 156 is not expected to have a material effect on Webster’s consolidated financial position, results of operations or cash flows.
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments”, which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on Webster’s consolidated financial position, results of operations or cash flows.
On January 1, 2006, Webster adopted the provisions of SFAS No. 123 (R), “Share-Based Payment”, which requires compensation cost relating to share-based payment transactions to be recognized in the financial statements, based upon the fair value of the instruments issued. SFAS No. 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted stock plans, performance-based awards, share appreciation rights and employee purchase plans. SFAS No. 123 (R) replaces SFAS No. 123, which established as preferable a fair value based method of accounting for share-based compensation with employees, but permitted the option of continuing to apply the guidance of APB Opinion No. 25, as long as the notes to the financial statements disclosed the effects of the preferable fair value method. Since Webster adopted the provisions of SFAS No. 123, effective January 1, 2002, the adoption of SFAS No. 123 (R) as of January 1, 2006 did not have a material impact on Webster’s Consolidated Financial Statements.

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
Description of Business
Webster Financial Corporation (“Webster” or the “Company”), a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Delaware in 1986. Webster, on a consolidated basis, at March 31, 2006 had assets of $17.9 billion and shareholders’ equity of $1.6 billion. Webster’s principal assets are all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”), and Webster Insurance, Inc. (“Webster Insurance”). Webster, through its various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout southern New England and eastern New York State, and equipment financing, asset-based lending, mortgage origination and insurance premium financing throughout the United States. Webster Bank provides commercial banking, retail banking, health savings accounts (“HSAs”), consumer financing, mortgage banking, trust and investment services through 158 banking offices, 306 ATMs and its Internet website (www.websteronline.com). Webster Bank is regulated by the Office of the Comptroller of the Currency. Webster’s common stock is traded on the New York Stock Exchange under the symbol of “WBS”. Webster’s financial reports can be accessed through its website within 24 hours of filing with the SEC.
Critical Accounting Policies
The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the 2005 Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for credit losses, valuation of goodwill/other intangible assets and analysis for impairment, deferred income taxes and pension and other post retirement benefits as the Company’s most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis and the December 31, 2005 Management’s Discussion and Analysis included in the Annual Report on Form 10-K.

Results Of Operations
Summary
Webster’s net income was $43.9 million in the first quarter 2006, compared to $47.5 million for the first quarter of 2005, a decrease of 7.6%. Net income per diluted share was $0.82 in the first quarter compared to $0.88 for the first quarter a year ago. The year over year comparison is impacted by rising short term interest rates and a flattening of the yield curve over the past year. The decrease in the overall net interest margin of 8 basis points to 3.24% from 3.32% a year ago, is largely due to the cost of borrowed funds rising faster than the yield on earning assets over the past year.
The increase of $2.2 million in noninterest income was the result of a $1.0 million increase in wealth and investment services and a $2.7 million increase in deposit service fees, partially offset by a decrease of $1.1 million in loan related fees for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Noninterest expenses increased by $11.4 million in the first quarter of 2006 as a result of increases in investments in de novo branch expansion, HSA Bank, other employee costs and investments in technology to support the new core operating system.
Selected financial highlights are presented in the table below.

	At or for the
	Three months ended March 31,
(In thousands, except per share data)	2006	2005

Earnings and Per Share Data
Net interest income	$130,159	128,232
Total noninterest income	55,202	53,028
Total noninterest expense	119,171	107,774
Net income	43,852	47,495

Net income per diluted common share	$0.82	0.88
Dividends declared per common share	0.25	0.23
Book value per common share	31.09	29.07
Tangible book value per common share	18.18	16.26

Diluted shares (average)	53,703	54,217

Selected Ratios
Return on average assets	0.99%	1.11%
Return on average shareholders’ equity	10.55	12.13
Net interest margin	3.24	3.32
Efficiency ratio (a)	64.29	59.46
Tangible capital ratio	5.48	5.08

(a)	Noninterest expense as a percentage of net interest income plus noninterest income

Net Interest Income
Net interest income, which is the difference between interest earned on loans, investments and other interest earning assets and interest paid on deposits and borrowings, totaled $130.2 million in the first quarter of 2006, compared to $128.2 million for the first quarter of 2005, an increase of $2.0 million or 1.6%. The increase over the prior year reflects the growth of loans, partially offset by deposit and borrowing costs increasing faster than the yield on earning assets. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest earning assets and the mix of interest bearing and non-interest bearing deposits and borrowings. Webster manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest rate risk monitoring and management policies. See “Asset/Liability Management and Market Risk” for further discussion of Webster’s interest rate risk position.

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

	Three months ended March 31,
	2006 v. 2005
	Increase (decrease) due to
(Dollars in thousands)	Rate	Volume	Total

Interest on interest-earning assets:
Loans	$26,762	10,025	36,787
Loans held for sale	409	198	607
Securities and short-term investments	57	639	696

Total interest income	27,228	10,862	38,090

Interest on interest-bearing liabilities:
Deposits	22,693	3,793	26,486
Borrowings	13,316	(3,639)	9,677

Total interest expense	36,009	154	36,163

Net change in net interest income	$(8,781)	10,708	1,927

Webster’s net interest margin (annualized tax-equivalent net interest income as a percentage of average earning assets) declined 8 basis points to 3.24% for the first quarter of 2006 compared to 3.32% for the first quarter of 2005.
Interest Income
Interest income on a fully tax-equivalent basis for the first quarter of 2006 increased $38.5 million, or 18.8%, from the prior year. The increase in short term interest rates had a favorable impact on interest sensitive loans as well as higher rates on new volumes. Also contributing to the increase in interest income was the growth in the loan portfolio. Total loans were $12.6 billion at March 31, 2006, an increase of 7.7% from $11.7 billion a year ago. The yield on interest-earning assets increased, rising 75 basis points from the prior year’s first quarter primarily due to the higher interest rate environment than in the year ago first quarter. The loan portfolio accounted for the majority of the increase, as its yield increased 88 basis points and comprised 76% of total interest-earning assets compared to 75% a year earlier.
Interest Expense
Interest expense for the first quarter of 2006 increased $36.2 million, or 48.7%, from the prior year. The increase was also due to the higher interest rate environment. The cost of interest bearing liabilities rose 84 basis points to 2.78% for the quarter ended March 31, 2006 compared to 1.94% for the quarter ended March 31, 2005. Deposit costs increased to 2.16% from 1.37% an increase of 79 basis points from a year ago. Total borrowing costs rose 121 basis points to 4.44% from 3.23% a year ago.

The following table summarizes the major categories of average assets and liabilities together with their respective interest income or expense and the rates earned or paid by Webster.

	Three months ended March 31,
	2006			2005
			Fully Tax-				Fully Tax-
	Average		Equivalent	Average			Equivalent
(In thousands)	Balance	Interest (a)	Yield/Rate	Balance		Interest (a)	Yield Rate

Assets
Interest-earning assets:
Loans	$12,392,022	195,674	6.33%	$11,685,261		158,787	5.45%
Securities	3,630,986	43,819	4.77 (b)	3,750,867	(a)	42,690	4.54 (b)
Loans held for sale	228,695	3,339	5.84	213,952		2,732	5.11
Short-term investments	15,181	112	2.95	26,855		141	2.10

Total interest-earning assets	16,266,884	242,844	5.97	15,676,935		204,350	5.22

Noninterest-earning assets	1,500,627			1,401,298

Total assets	$17,767,511			$17,078,233

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$1,451,677	—	—%	$1,345,366		—	—%
Savings, NOW & money market deposits	5,309,282	19,808	1.51	5,604,282		12,959	0.94
Certificates of deposit	4,906,912	42,546	3.52	3,692,642		22,909	2.52

Total interest-bearing deposits	11,667,871	62,354	2.16	10,642,290		35,868	1.37

Federal Home Loan Bank advances	2,397,872	24,496	4.09	2,407,150		18,587	3.09
Repurchase agreements and other short-term debt	1,289,102	11,830	3.67	1,659,605		9,543	2.30
Other long-term debt	640,804	11,669	7.28	681,120		10,188	5.98

Total borrowings	4,327,778	47,995	4.44	4,747,875		38,318	3.23

Total interest-bearing liabilities	15,995,649	110,349	2.78	15,390,165		74,186	1.94

Noninterest-bearing liabilities	98,991			112,679

Total liabilities	16,094,640			15,502,844

Preferred stock of subsidiary corporation	9,577			9,577

Shareholders’ equity	1,663,294			1,565,812

Total liabilities and shareholders’ equity	$17,767,511			$17,078,233

Fully tax-equivalent net interest income		132,495				130,164
Less: tax equivalent adjustments		(2,336)				(1,932)

Net interest income		130,159				128,232

Interest-rate spread			3.19%				3.28%

Net interest margin			3.24%				3.32%

(a)	On a fully tax-equivalent basis.

(b)	For purposes of this computation, unrealized losses of $46.2 million and $12.9 million for 2006 and 2005, respectively, are excluded from the average balance for rate calculations.

Provision for Credit Losses
Management performs a quarterly review of the loan portfolio and unfunded commitments to determine the adequacy of the allowance for credit losses. Several factors influence the amount of the provision, primarily growth and mix in the loan portfolio, net charge-offs, the risk of loss on nonperforming and classified loans and the level of economic activity. The provision for credit losses was $2.0 million for the quarter, compared to $3.5 million the same period a year ago. The reduction in the provision was primarily the result of continued strong asset quality. Net charge-offs in the first quarter of 2006 were $1.7 million, compared to $1.1 million for the same period a year earlier. The annualized net charge-off ratio for the current quarter was 0.05% of average total loans, a slight increase from 0.04% a year earlier.
At March 31, 2006 and December 31, 2005, the allowance for credit losses, which is comprised of the allowance for loan losses and the reserve for unfunded commitments, totaled $156.0 million compared to $155.6 million. The allowance for loan losses totaled $146.4 million or 1.16% of total loans at March 31, 2006 and $146.5 million or 1.19% of total loans at December 31, 2005 and represented 246.6% and 217.9% of nonperforming loans, respectively.
For further information, see “Loan Portfolio Review and Allowance for Loan Loss Methodology”, included in the “Financial Condition – Asset Quality” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 35 through 36 of this report.
Noninterest Income
Total noninterest income of $55.2 million for the three months ended March 31, 2006 increased $2.2 million, or 4.2%, from the same period a year ago. Excluding securities gains of $1.0 million and $0.8 million in the respective periods, noninterest income totaled $54.2 million and increased 3.8% from a year ago.
Deposit service fees totaled $21.9 million and increased 14.3% from a year ago reflecting an increased contribution from HSA Bank and growth in NSF charges. Wealth management fees totaled $6.4 million and increased 17.8% based on equally strong performances from trust fees and investment product sales. These increases were partially offset by declines of $1.1 million each in insurance revenue and loan related fees.
Noninterest Expenses
Total noninterest expenses for the first quarter were $119.2 million, compared with $107.8 million recorded in the same period a year ago. Contributing to this increase were investments in de novo branch expansion, HSA Bank and the higher net cost of our new core operating system. Further adjusting for expenses that were particular to each quarter, noninterest expenses increased by 5.0% to $108.5 million compared to $103.0 million a year ago. This increase reflects new revenue generating personnel in Webster’s lines of business, build-out of the compliance function and other employee reflected costs.
Income Taxes
Income tax expense for the first quarter ended March 31, 2006 is lower than the prior year period primarily due to a lower level of income before taxes. The effective tax rates for the three months ended March 31, 2006 and 2005 were approximately 31.7% and 32.1%, respectively. The decline in the effective tax rate reflects higher levels of tax-exempt interest income and dividends-received deductions in the current period.

Financial Condition
Webster had total assets of $17.9 billion at March 31, 2006 compared with $17.8 billion at December 31, 2005. The increase in assets is primarily attributable to the growth in loans. Deposits increased $447 million, partially off set by a decrease in total borrowings of $355 million.
Total equity was $1.6 billion at March 31, 2006, down $6.5 million from December 31, 2005. This net decrease was due to $13.4 million of dividend payments to common shareholders, the repurchase of common stock of $31.9 million, and a $9.1 million unfavorable change in unrealized losses on the available for sale securities portfolio, partially offset by net income of $43.9 million. The remaining change of $3.9 million was related to increases in stock options and contributions to the Employee Stock Purchase Plan.
Securities Portfolio
Webster maintains an investment portfolio that is primarily structured to provide a source of liquidity for its operating needs, to generate interest income and provide a means to balance interest rate sensitivity. At March 31, 2006, the investment portfolio totaled $3.6 billion, or 20.0% of total assets, compared with $3.7 billion, or 20.7% of total assets at December 31, 2005 and $3.8 billion, or 21.9% of total assets at March 31, 2005. The decrease is a result of a plan to use the cash flows from the portfolio to pay down borrowings and reduce interest rate sensitivity. At both March 31, 2006 and December 31, 2005, the portfolio consisted primarily of mortgage-backed securities.
Loan Portfolio
At March 31, 2006, total loans were $12.6 billion, up $305 million from December 31, 2005. Growth in commercial loans of $205 million during the quarter led the way, followed by residential and consumer loans with respective increases of $62 million and $38 million.
Most of the commercial loan growth occurred in Middle Market where loans were up $85.0 million. Asset-based loans grew by $43.8 million, equipment finance by $21.3 million and small business by $13.0 million. Commercial Real Estate loans increased by $42.5 million to $1.9 billion. Residential mortgages increased by 1.3% or $62.3 million. Consumer loans totaled $2.8 billion and were up $38.1 million, primarily in home equity loans.
Commercial loans (including commercial real estate) represented 38.9% of the loan portfolio at March 31, 2006, up from 38.1% at year end, while residential mortgage loans declined to 38.8% from 39.3%. The remaining portion of the loan portfolio consisted of consumer loans.
The following paragraphs highlight, by business segment, the lending activities in the various portfolios during the quarter. Refer to Webster’s 2005 Annual Report on Form 10-K, pages 4 through 6, for a more complete description of Webster’s lending activities and credit administration policies and procedures.
Commercial Lending
Middle Market
At March 31, 2006, Middle Market loans, including commercial and owner-occupied commercial real estate, totaled $1.4 billion compared to $1.3 billion at December 31, 2005 and $998.0 million at March 31, 2005. Originations for the first quarter of 2006 totaled $62.6 million as compared to $101.3 million for the same period in 2005.
Asset-Based Lending
At March 31, 2006, asset-based loans totaled $705.0 million, compared to $661.2 million at December 31, 2005 and $568.6 million at March 31, 2005. The majority of these loans are managed by Webster Business Credit Corporation (“WBCC”), an asset-based lending subsidiary. In its direct originations, WBCC generally establishes depository relationships with the borrower through cash management accounts. At March 31, 2006 and December 31, 2005, the total of these deposits was $33.1 million and $27.1 million, respectively. During the first quarter of 2006, WBCC funded loans of $31.3 million, with new commitments of $71.8 million, compared to funding of $68.8 million with new commitments of $108.9 million for the same period in 2005.

Business and Professional Banking
Business & Professional Banking, Webster’s small business banking division, had loans outstanding of $716.0 million at March 31, 2006, a 1.7% increase from $704.0 million at December 31, 2005. At March 31, 2005, the portfolio totaled $707.5 million. Included in the portfolio is $427.4 million of loans secured by commercial real estate. New originations for the first quarter of 2006 totaled $98.0 million.
Equipment Financing
Center Capital Corporation (“Center Capital”), a nationwide equipment financing company, had a portfolio which totaled $801.1 million at March 31, 2006, compared to $779.8 million at December 31, 2005 and $646.6 million at March 31, 2005. Center Capital originated $96.5 million in loans during the first quarter of 2006, compared to $78.3 million during the same period a year ago.
Insurance Premium Financing
Budget Installment Corporation (“BIC”) provides insurance premium financing products covering commercial property and casualty policies for businesses throughout the United States. BIC had total loans outstanding of $84.1 million at March 31, 2006, compared to $85 million at December 31, 2005 and $78.1 million a year ago. Loans originated in the first quarter of 2006 totaled $51.9 million, compared to $51.0 million for the same period in 2005.
Commercial Real Estate Lending
At March 31, 2006 and December 31, 2005, commercial real estate loans totaled $1.9 billion and $1.8 billion, respectively. Included in these loans are owner-occupied loans originated by the Middle Market and Business and Professional Banking divisions of $663.0 million at March 31, 2006, $664.0 million at December 31, 2005 and $577.8 million at March 31, 2005. The balance of the portfolio is administered by the Commercial Real Estate Division. During the first quarter of 2006, originations totaled $42.2 million.
Consumer Finance
Mortgage Banking and Residential Mortgage Loans
For the three months ended March 31, 2006, residential mortgage loan originations totaled $616.1 million, compared to $548.6 million for the same period in 2005. A majority of this originated loan volume, including servicing, is sold in the secondary market. At March 31, 2006 and December 31, 2005, there were $197.1 million and $262.6 million, respectively, of residential mortgage loans held for sale in the secondary market. See Note 5 of Notes to Consolidated Interim Financial Statements within this report for further information.
The residential mortgage loan portfolio totaled $4.9 billion and $4.8 billion at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, approximately $3.3 billion, or 80.1%, of the portfolio consisted of adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. At March 31, 2006, approximately $1.6 billion, or 19.9% of the total residential mortgage loan portfolio, consisted of fixed rate loans.
Consumer Loans
At March 31, 2006, consumer loans totaled $2.8 billion, an increase of $200 million, or 8.0%, compared to March 31, 2005. Originations during the first quarter of 2006 totaled $259.2 million compared to $183.9 million for the same period a year earlier. The increase in consumer loans was primarily in home equity loans and lines.

Asset Quality
Loan Portfolio Review and Allowance for Credit Losses Methodology
Webster devotes significant attention to maintaining asset quality through conservative underwriting standards, active servicing of loans and aggressive management of nonperforming and classified assets. The allowance for credit losses is maintained at a level estimated by management to provide adequately for probable losses inherent in the current loan portfolio and unfunded commitments. Probable losses are estimated based upon a quarterly review of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors which, in management’s judgment, deserve current recognition in estimating credit losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on nonaccrual loans, classified loans and watch list loans including an analysis of the collateral for such loans.
The allowance for credit losses analysis includes consideration for the risks associated with unfunded loan commitments and letters of credit. These commitments are converted to estimates of potential loss using loan equivalency factors, and include internal and external historic loss experience. At March 31, 2006, the reserve for unfunded credit commitments was $9.6 million, which represents 6.1% of the total allowance for credit losses. This reserve was established as a separate allocated component of the allowance for credit losses as of December 31, 2005.
Management considers the adequacy of the allowance for credit losses to be a critical accounting policy. The adequacy of the allowance is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Webster’s market and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for credit losses is adequate as of March 31, 2006, actual results may prove different and these differences could be significant.
See the Allowance for Credit Losses Methodology section within Management’s Discussion and Analysis on pages 33 through 35 of Webster’s 2005 Annual Report on Form 10-K for additional information.
Nonperforming Assets
The amount of nonperforming assets decreased to $61.9 million, or 0.35% of total assets, at March 31, 2006 from $73.0 million, or 0.41% of total assets, at December 31, 2005 and up from $49.1 million, or 0.28% of total assets, at March 31, 2005.
The following table details nonperforming assets:

	March 31,	December 31,	March 31,
(In thousands)	2006	2005	2005

Loans accounted for on a nonaccrual basis:
Commercial:
Commercial banking	$19,719	26,002	16,172
Equipment financing	2,864	3,065	3,800

Total commercial	22,583	29,067	19,972
Commercial real estate	24,012	22,678	15,609
Residential	8,891	6,979	7,528
Consumer	2,875	1,829	1,586

Total nonaccruing loans	58,361	60,553	44,695
Loans past due 90 days or more and accruing:
Commercial	1,002	6,676	940

Total nonperforming loans	59,363	67,229	45,635
Loans held for sale	—	—	492
Foreclosed properties	2,529	5,785	3,003

Total nonperforming assets	$61,892	73,014	49,130

Total nonperforming assets decreased $11.1 million, or 15%, from year end. Approximately $7.0 million represented two credits that returned to accruing status, while another $6.7 resulted from a cash settlement. The reduction in other real estate owned was the result of the sale of a property during the quarter. The balance represents new activity during the quarter.
The allowance for loan losses at March 31, 2006 was $146.4 million and represented 246.6% of nonperforming loans and 1.16% of total loans. This compares with an allowance of $146.5 million that represented 217.9% of nonperforming loans and 1.19% of total loans at December 31, 2005. For additional information on the allowance, see Note 7 of Notes to Consolidated Interim Financial Statements elsewhere in this report.
Not included in the totals above are performing troubled debt restructurings of $240,000, $12,000 and $441,000 at March 31, 2006, December 31, 2005 and March 31, 2005, respectively.
Other Past Due Loans
The following table sets forth information as to loans past due 30–89 days.

	March 31, 2006		December 31, 2005		March 31, 2005
	Principal	Percent of loans	Principal	Percent of loans	Principal	Percent of loans
(Dollars in thousands)	Balances	total	Balances	total	Balances	total

Past due 30–89 days:
Residential	$11,093	0.09%	$17,717	0.14%	$8,187	0.07%
Commercial	19,329	0.16	46,343	0.38	12,694	0.11
Commercial real estate	32,802	0.26	31,680	0.26	10,263	0.09
Consumer	4,197	0.03	10,878	0.09	3,930	0.03

Total	$67,421	0.54%	$106,618	0.87%	$35,074	0.30%

The overall decrease in loans past due 30-89 days of $39.2 million at March 31, 2006 from December 31, 2005 is primarily due to decreases of $27.0 million in commercial loans, $6.6 million in residential mortgage loans and $6.7 million in consumer loans.
Deposits
Total deposits increased $0.4 billion, or 3.8%, to $12.1 billion at March 31, 2006 from December 31, 2005 and $1.0 billion, or 9.0%, from March 31, 2005. The growth since year end was a result of increases in HSA Bank and de novo branch deposits. The percentage of total deposits representing core deposits decreased to 57.2% at March 31, 2006, from 60.0% at December 31, 2005 and 64.8% at March 31 a year ago. This decline is due to the movement of core deposits into higher yielding certificates of deposit.
Borrowing and Other Debt Obligations
Total borrowed funds, including other long-term debt, decreased $0.4 billion, or 8.1%, to $4.0 billion at March 31, 2006 from December 31, 2005. The decrease is primarily a result of the reduction in the investment portfolio and the utilization of deposit growth over loan growth to reduce our reliance on wholesale funding. See Notes 11 and 12 of Notes to Consolidated Interim Financial Statements for additional information.

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
The following table summarizes the estimated impact that gradual 100 and 200 basis point changes in interest rates over a twelve month period starting March 31, 2006 and December 31, 2005 might have on Webster’s net income for the subsequent twelve month period.

	-200 bp	-100 bp	+100 bp	+200 bp

March 31, 2006	+0.6%	+0.8%	-1.1%	-2.1%
December 31, 2005	+0.3%	+0.8%	-1.3%	-2.6%
Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of the period yield curve constant over the twelve month forecast horizon. Webster is well within policy limits for all scenarios. The small reduction in risk to falling rates since the end of 2005 is due primarily to higher interest rates which have reduced mortgage prepayment risk in the securities and loan portfolios. The base case interest rate scenario anticipates rates will rise gradually through the first half of 2006.
The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at March 31, 2006 and December 31, 2005 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

		Estimated	Estimated Economic Value
	Book	Economic	Change
(Dollars in thousands)	Value	Value	-100 BP	+100 BP

March 31, 2006
Assets	$17,907,186	$17,095,162	335,015	(372,161)
Liabilities	16,266,424	15,360,520	224,733	(203,770)

Total	$1,640,762	$1,734,642	110,282	(168,391)
Net change as % base net economic value			6.4%	(9.7)%

December 31, 2005
Assets	$17,836,562	$17,121,602	319,715	(379,819)
Liabilities	16,189,336	15,371,476	246,837	(220,926)

Total	$1,647,226	$1,750,126	72,878	(158,893)
Net change as % base net economic value			4.2%	(9.1)%

The book value of assets exceeded the estimated economic value at March 31, 2006 and December 31, 2005 principally because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $698.6 million at both dates.
Changes in net economic value are primarily driven by changing durations of assets and liabilities and by changes in long term rates. Both short and long-term rates have risen about 50 basis points since year end. This change in rates has had only a modest impact on equity at risk versus year end as seen in the table above.
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
At March 31, 2006 and December 31, 2005, FHLB advances outstanding totaled $2.4 billion and $2.2 billion, respectively. Webster Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $0.7 billion and $1.0 billion at March 31, 2006 and December 31, 2005, respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $0.6 billion at March 31, 2006 or used to collateralize other borrowings, such as repurchase agreements.
Webster’s main sources of liquidity at the parent company level are dividends from Webster Bank, investment income and net proceeds from borrowings and capital offerings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster’s common stock and the payment of principal and interest to holders of senior notes and capital securities. There are certain restrictions on the payment of dividends by Webster Bank to the holding company. At March 31, 2006, $160.9 million of retained earnings were available for the payment of dividends to the holding company. Webster also maintains $75 million in available revolving lines of credit with correspondent banks.
For the quarter ended March 31, 2006, a total of 685,995 shares of common stock were repurchased at an average cost of $46.43 per common share. Of the shares repurchased, 667,629 shares were repurchased as part of the July 2003, 2.3 million share stock buyback program with 1,629,667 shares remaining to be repurchased under the program. The remaining 18,366 shares were repurchased for other corporate purposes.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 37 and 38 under the caption “Asset/Liability Management and Market Risk”.

Item 4. Controls And Procedures
As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
Item 1. Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Webster or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1a. Risk Factors
During the first quarter of 2006, there were no material changes to the risk factors relevant to Webster’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser”, as defined by Section 240.10b-18(a)(3) of the Securities Exchange Act of 1934, of shares of Webster common stock.

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased under the Plans
Period	Shares Purchased	Paid Per Share	Programs	or Programs

January 1-31, 2006	1,763	$46.90	1,763	2,295,533

February 1-28, 2006	534,400	46.24	534,400	1,761,133

March 1-31, 2006	149,832	47.10	131,466	1,629,667

Total	685,995	$46.43	667,629	1,629,667

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission Of Matters To A Vote Of Security Holders
Not applicable.

Item 5. Other Information
     Not applicable.
Item 6. Exhibits
2.1	Agreement and Plan of Merger by and between Webster Financial Corporation and NewMil Bancorp, dated as of April 24, 2006.

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-31486) filed within the SEC on March 10, 2006 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

3.3	Bylaws, as amended effective April 19, 2004 (filed as Exhibit 3.3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 with the SEC on May 10, 2004 and incorporated herein by reference).

4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

4.2	Rights Agreement, dated as of February 5, 1996, between the Corporation and Chemical Mellon Shareholder Services, L.L.C. (filed as Exhibit 1 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 12, 1996 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, entered into as of November 4, 1996, by and between the Corporation and ChaseMellon Shareholder Services, L.L.C. (filed as an exhibit to the Corporation’s Current Report on Form 8-K filed with the SEC on November 25, 1996 and incorporated herein by reference).

4.4	Amendment No. 2 to Rights Agreement, entered into as of October 30, 1998, between the Corporation and American Stock Transfer & Trust Company (filed as Exhibit 1 to the Corporation’s Current Report on Form 8-K filed with the SEC on October 30, 1998 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION Registrant
Date: May 10, 2006	By:	/s/ William J. Healy
William J. Healy
Executive Vice President and Chief Financial Officer Principal Financial Officer