Form 10-Q
period 2006-06-30
WEBSTER FINANCIAL CORP
filed 2006-08-04
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of July 31, 2006 was 52,547,456.

ITEM 1. INTERIM FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2006	2005

Assets:
Cash and due from depository institutions	$327,622	$293,706
Short-term investments	59,666	36,302
Securities: (Notes 4 and 13)
Trading, at fair value	2,698	2,257
Available for sale, at fair value	2,317,645	2,555,419
Held-to-maturity (fair value of $1,049,433 and $1,132,223)	1,088,206	1,142,909
Loans held for sale (Notes 5 and 15)	275,240	267,919
Loans, net (Notes 6 and 7)	12,563,126	12,138,800
Accrued interest receivable	85,719	85,779
Goodwill and other intangible assets (Note 8)	695,014	698,570
Cash surrender value of life insurance	242,740	237,822
Premises and equipment	188,125	182,856
Deferred tax asset (Note 9)	57,963	55,313
Prepaid expenses and other assets	118,378	138,910

Total assets	$18,022,142	$17,836,562

Liabilities and Shareholders’ Equity:
Deposits (Note 10)	$12,216,465	$11,631,145
Federal Home Loan Bank advances (Note 11)	1,804,140	2,214,010
Securities sold under agreements to repurchase and other short-term debt (Note 12)	1,528,224	1,522,381
Other long-term debt	622,267	640,906
Reserve for unfunded credit commitments (Note 7)	9,070	9,146
Accrued expenses and other liabilities	187,445	162,171

Total liabilities	16,367,611	16,179,759

Preferred stock of subsidiary corporation	9,577	9,577

Commitments and contingencies (Notes 5 and 6)	—	—

Shareholders’ equity (Note 13):
Common stock, $.01 par value;
Authorized – 200,000,000 shares at June 30, 2006 and December 31, 2005
Issued – 54,132,503 shares at June 30, 2006 and 54,117,218 shares at December 31, 2005	541	541
Paid-in capital	622,502	619,644
Retained earnings	1,135,285	1,075,984
Less: Treasury stock, at cost; 1,522,021 shares at June 30, 2006 and 455,426 shares at December 31, 2005	(70,918)	(21,065)
Accumulated other comprehensive loss	(42,456)	(27,878)

Total shareholders’ equity	1,644,954	1,647,226

Total liabilities and shareholders’ equity	$18,022,142	$17,836,562

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2006	2005	2006	2005

Interest Income:
Loans	$207,097	166,967	$402,671	325,754
Securities and short-term investments	39,134	42,684	80,729	83,583
Loans held for sale	3,317	2,964	6,656	5,696

Total interest income	249,548	212,615	490,056	415,033

Interest Expense:
Deposits (Note 10)	72,593	44,099	134,947	79,967
Federal Home Loan Bank advances and other borrowings	37,937	28,032	74,263	56,162
Other long-term debt	12,213	10,649	23,882	20,837

Total interest expense	122,743	82,780	233,092	156,966

Net interest income	126,805	129,835	256,964	258,067
Provision for credit losses (Note 7)	3,000	2,000	5,000	5,500

Net interest income after provision for credit losses	123,805	127,835	251,964	252,567

Noninterest Income:
Deposit service fees	24,150	21,747	46,019	40,876
Insurance revenue	9,988	10,562	20,712	22,364
Loan related fees	9,162	7,274	16,986	16,203
Wealth and investment services	6,930	6,028	13,284	11,423
Gain on sale of loans and loan servicing, net	2,538	3,012	5,811	5,548
Increase in cash surrender value of life insurance	2,314	2,302	4,685	4,540
Gain on sale of securities, net	702	710	1,714	1,466
Other income	1,284	2,013	3,059	4,256

Total noninterest income	57,068	53,648	112,270	106,676

Noninterest Expenses:
Compensation and benefits	64,585	57,854	129,588	115,756
Occupancy	11,824	10,810	24,006	21,669
Furniture and equipment	13,962	11,611	27,557	22,409
Intangible assets amortization (Note 8)	3,544	5,009	7,921	9,911
Marketing	4,292	3,664	7,916	6,947
Professional services	3,464	3,972	7,008	7,742
Conversion and infrastructure costs	—	3,506	—	4,640
Other expenses	15,647	17,079	32,493	32,205

Total noninterest expenses	117,318	113,505	236,489	221,279

Income before income taxes	63,555	67,978	127,745	137,964
Income taxes	20,412	21,720	40,750	44,211

Net Income	$43,143	46,258	$86,995	93,753

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited), continued

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2006	2005	2006	2005

Net income	$43,143	46,258	$86,995	93,753

Basic earnings per share	$0.82	0.86	$1.65	1.75
Diluted earnings per share	0.81	0.85	1.63	1.73
Dividends paid per common share	0.27	0.25	0.52	0.48

Average shares outstanding:
Basic	52,637	53,618	52,864	53,594
Diluted	53,252	54,278	53,468	54,244

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended June 30,
(In thousands)	2006	2005

Net Income	$43,143	46,258

Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on securities available for sale arising during period (net of tax effect of $(2,820) and $6,723 for 2006 and 2005, respectively)	(5,237)	12,629
Reclassification adjustment for net security gains included in net income (net of tax effect of $(285) and $(232) for 2006 and 2005, respectively)	(528)	(427)
Reclassification adjustment for cash flow hedge gain amortization included in net income	(42)	(42)
Reclassification adjustment for amortization of unrealized loss upon transfer of securities to held to maturity (net of tax effect of $86 and $149 for 2006 and 2005, respectively)	160	276

Other comprehensive (loss) income	(5,647)	12,436

Comprehensive income	$37,496	58,694

	Six months ended June 30,
(In thousands)	2006	2005

Net Income	$86,995	93,753

Other comprehensive loss, net of tax:
Unrealized net holding loss on securities available for sale arising during period (net of tax effect of $(7,408) and $(3,128) for 2006 and 2005, respectively)	(13,755)	(5,661)
Reclassification adjustment for net security gains included in net income (net of tax effect of $(581) and $(485) for 2006 and 2005, respectively)	(1,079)	(902)
Reclassification adjustment for cash flow hedge gain amortization included in net income	(84)	(84)
Reclassification adjustment for amortization of unrealized loss upon transfer of securities to held to maturity (net of tax effect of $184 and $256 for 2006 and 2005, respectively)	340	475

Other comprehensive loss	(14,578)	(6,172)

Comprehensive income	$72,417	87,581

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

					Accumulated
					Other
	Common	Paid-in	Retained	Treasury	Comprehensive
(In thousands, except per share data)	Stock	Capital	Earnings	Stock	Loss	Total

Six months ended June 30, 2005:
Balance, December 31, 2004	$536	605,696	942,830	(547)	(4,541)	1,543,974
Net income for the six months ended June 30, 2005	—	—	93,753	—	—	93,753
Dividends paid:
$.48 per common share	—	—	(25,810)	—	—	(25,810)
Exercise of stock options	3	2,861	—	—	—	2,864
Tax benefit from stock options exercised	—	1,428	—	—	—	1,428
Common stock repurchased	—	—	—	(4,699)	—	(4,699)
Stock-based compensation expense	—	2,502	—	2,633	—	5,135
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	(6,563)	(6,563)
Amortization of deferred hedging gain	—	—	—	—	(84)	(84)
Amortization of unrealized loss on securities transferred to held to maturity, net of taxes	—	—	—	—	475	475
Employee Stock Purchase Plan	—	438	—	—	—	438

Balance at June 30, 2005	$539	612,925	1,010,773	(2,613)	(10,713)	1,610,911

Six months ended June 30, 2006:
Balance, December 31, 2005	$541	619,644	1,075,984	(21,065)	(27,878)	1,647,226
Net income for the six months ended June 30, 2006	—	—	86,995	—	—	86,995
Dividends paid:
$.52 per common share	—	—	(27,694)	—	—	(27,694)
Exercise of stock options	—	(1,274)	—	2,747	—	1,473
Tax benefit from stock options exercised	—	412	—	—	—	412
Common stock repurchased	—	—	—	(53,542)	—	(53,542)
Stock-based compensation expense	—	3,228	—	942	—	4,170
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	(14,834)	(14,834)
Amortization of deferred hedging gain	—	—	—	—	(84)	(84)
Amortization of unrealized loss on securities transferred to held to maturity, net of taxes	—	—	—	—	340	340
Employee Stock Purchase Plan	—	492	—	—	—	492

Balance at June 30, 2006	$541	622,502	1,135,285	(70,918)	(42,456)	1,644,954

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
(In thousands)	2006	2005

Operating Activities:
Net income	$86,995	93,753
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	5,000	5,500
Depreciation and amortization	18,631	9,890
Amortization of intangible assets	7,921	9,911
Stock-based compensation	4,170	5,135
Net gain on sale of foreclosed properties	(36)	(17)
Net gain on sale of securities	(1,714)	(1,387)
Net gain on sale of loans and loan servicing	(5,811)	(5,548)
Increase in cash surrender value of life insurance	(4,685)	(4,540)
Net gain on trading securities	(154)	(79)
Increase in trading securities	(287)	(1,329)
Loans originated for sale	(774,301)	(859,732)
Proceeds from sale of loans originated for sale	772,791	767,317
Decrease (increase) in interest receivable	60	(3,037)
Decrease (increase) in prepaid expenses and other assets	17,594	(21,088)
Increase (decrease) in accrued expenses and other liabilities	3,202	(76,718)
Proceeds from surrender of life insurance contracts	—	792
Company contribution to stock purchased by the Employee Stock Purchase Plan	492	438

Net cash provided by (used in) operating activities	129,868	(80,739)

Investing Activities:
Purchases of available for sale securities	(37,710)	(511,125)
Purchases of held to maturity securities	(9,818)	(42,556)
Proceeds from maturities and principal payments of available for sale securities	195,632	208,099
Proceeds from maturities and principal payments of held to maturity securities	64,341	75,736
Proceeds from sales of available for sale securities	58,653	139,428
Net (increase) decrease in short-term investments	(23,364)	113,017
Net increase in loans	(438,320)	(2,084)
Proceeds from sale of foreclosed properties	4,260	1,262
Net purchases of premises and equipment	(20,317)	(30,678)
Net cash paid for acquisitions	—	(27,846)

Net cash used in investing activities	(206,643)	(76,747)

Financing Activities:
Net increase in deposits	585,320	810,705
Proceeds from FHLB advances	32,330,921	17,962,500
Repayment of FHLB advances	(32,734,200)	(18,421,065)
Net increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	8,001	(84,886)
Repayment of other long-term debt	—	(10,000)
Cash dividends to common shareholders	(27,694)	(25,810)
Exercise of stock options	1,885	4,292
Common stock repurchased	(53,542)	(4,699)

Net cash provided by financing activities	110,691	231,037

Increase in cash and cash equivalents	33,916	73,551
Cash and cash equivalents at beginning of period	293,706	248,825

Cash and cash equivalents at end of period	$327,622	322,376

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued

	Six months ended June 30,
(In thousands)	2006	2005

Supplemental Disclosures:
Income taxes paid	$19,924	$45,697
Interest paid	231,151	161,881

Supplemental Schedule of Noncash Investing and Financing Activities:
Transfer of loans to foreclosed properties	$801	$546

Purchase Transactions:
Fair value of noncash assets acquired	$—	$235,693
Fair value of liabilities assumed	—	210,786

Sale Transactions:
Fair value of noncash assets sold	$—	$105,656
Fair value of liabilities sold	—	56,237

See accompanying Notes to Consolidated Interim Financial Statements.

NOTE 1: Basis of Presentation and Principles of Consolidation
The Consolidated Interim Financial Statements include the accounts of Webster Financial Corporation (“Webster” or the “Company”) and its subsidiaries. The Consolidated Interim Financial Statements and Notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results which may be expected for the year as a whole.
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
NOTE 2: Share-Based Compensation
Webster has a share-based compensation plan (the “Plan”) that covers employees and directors and a Director Retainer Fees Plan for non-employee directors (collectively, the “Plans”). The compensation cost that has been included in compensation and benefits expense for the Plans totaled $2.1 million and $2.3 million for the three months ended June 30, 2006 and 2005, respectively, and $4.3 million and $4.4 million for the six months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $.7 million for both of the three month periods ended June 30, 2006 and 2005 and $1.4 million for both of the six month periods ended June 30, 2006 and 2005.
The Plan, which is shareholder-approved, permits the grant of incentive and nonqualified stock options, restricted stock and stock appreciation rights (“SARS”) to employees and directors for up to 6.7 million shares of common stock. Webster believes that such awards better align the interests of its employees with those of its shareholders. Option awards are granted with an exercise price equal to the market price of Webster’s stock at the date of grant and vest over periods ranging from three to four years. These options grant the holder the right to acquire a share of Webster common stock for each option held and have a contractual life of ten years.
During the six month period ended June 30, 2006, there were 1,052 restricted common shares granted to senior management, which vest over a period ranging from one to three years. No restricted common shares were granted during the second quarter of 2006. The Plan also permits performance-based restricted stock awards. These performance-based awards vest after three years in a range from zero to 200% of the target number of shares under the grant, dependent upon Webster’s ranking for total shareholder return among a blended peer group of companies in the S&P Midcap 400 Financial Services Subset index and the KBW 50 index. During the six month period ended June 30, 2006, there were no performance-based restricted stock awards granted while during 2005, two executive officers received performance-based restricted stock awards.
The Director Retainer Fees Plan provides non-employee directors with restricted shares for a portion of their annual retainer for services rendered as directors. During the three and six month periods ended June 30, 2006, 4,806 shares were granted to directors. The grant-date fair value of restricted share awards to directors and management under the Plans is amortized to noninterest expense over the service vesting period and such expense is reflected in compensation and benefits expense.

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
The fair value of each option award is estimated on the date of grant using the Black-Scholes Option-Pricing Model. The weighted-average assumptions used for options granted during the three and six months ended June 30, 2006 and 2005 are noted in the following table. Webster uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of grant.
Weighted Average Assumptions

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Expected term (years)	6.07	8.24	6.07	7.87
Expected dividend yield	2.25%	2.00	2.25%	2.00
Expected volatility	25.69	36.96	25.69	35.78
Expected forfeiture rate	5.00	5.00	5.00	5.00
Risk-free interest rate	4.83	4.20	4.83	4.20

Fair value of options granted	$12.72	17.15	$12.72	21.47
A summary of option activity under the Plans as of June 30, 2006, and changes during the six months then ended, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Term	Value
	Number	Price	(in years)	(in thousands)

Options outstanding at beginning of the period	3,256,967	$35.22
Options granted	41,562	47.92
Options exercised	(59,372)	24.86
Options forfeited	(14,027)	43.19
Options expired	(5,979)	25.29

Options outstanding at end of the period	3,219,151	$35.55	5.5	$39,166

Options exercisable at end of the period	2,390,930	$31.81	4.5	$37,592

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Webster’s closing stock price on the last trading day of the second quarter of 2006 and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The aggregate intrinsic value fluctuates based on changes in the fair market value of Webster’s stock.
The total intrinsic value of options exercised during the three month periods ended June 30, 2006 and 2005 was $0.4 million and $0.5 million, respectively, and $1.4 million and $6.3 million for the six month periods ended June 30, 2006 and 2005, respectively.

The following table summarizes information about options outstanding and options exercisable at June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$15.01 – 20.00	102,351	0.7	$18.77	102,351	$18.77
20.01 – 25.00	601,257	4.1	23.12	601,257	23.12
25.01 – 30.00	349,576	4.7	28.99	349,576	28.99
30.01 – 35.00	917,640	3.7	33.61	836,228	33.52
35.01 – 40.00	137,725	6.0	37.49	133,600	37.49
40.01 – 45.00	112,468	8.5	43.88	74,366	43.85
45.01 – 50.00	995,134	8.3	47.63	292,352	47.01
50.01 – 51.31	3,000	8.0	51.04	1,200	51.14

	3,219,151	5.5	$35.55	2,390,930	$31.81

The following table summarizes Webster’s restricted stock activity for the six months ended June 30, 2006:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value

Restricted stock at beginning of the period	259,167	$44.37
Granted	27,486	47.66
Vested	18,354	39.86
Forfeited	4,237	36.13

Restricted stock at end of the period	264,062	$45.17

As of June 30, 2006, there was $13.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.4 years. The fair value of shares that vested during the six month periods ending June 30, 2006 and 2005 were $488,000 and $792,000, respectively.
NOTE 3: Purchase and Sale Transactions
On April 25, 2006, Webster announced a definitive agreement to acquire NewMil Bancorp, Inc. (“NewMil”), headquartered in New Milford, Connecticut, in a deal valued at approximately $172.5 million whereby NewMil shareholders will receive $41 in Webster common stock for each NewMil share of common stock, subject to a floating exchange rate. NewMil is the holding company for NewMil Bank, a state-chartered savings bank with $873.0 million in assets, $492.8 million in loans and $616.0 in deposits at December 31, 2005 and 20 branches in Connecticut. Webster will acquire NewMil through a tax-deferred, stock-for-stock exchange of all of the outstanding shares of NewMil ’s common stock. The transaction is expected to close in the fourth quarter of 2006.

NOTE 4: Securities
A summary of trading, available for sale and held to maturity securities follows:

	June 30, 2006				December 31, 2005
	Amortized	Unrealized		Estimated	Amortized	Unrealized		Estimated
(In thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Trading:
Municipal bonds and notes				$2,698				$2,257

Available for Sale:
Corporate bonds and notes	$155,493	3,238	(1,202)	157,529	$197,101	5,384	(1,162)	201,323
Equity securities (a)	233,707	7,390	(861)	240,236	223,043	5,542	(559)	228,026
Mortgage-backed securities	1,991,807	—	(71,927)	1,919,880	2,176,121	27	(50,078)	2,126,070

Total available for sale	$2,381,007	10,628	(73,990)	2,317,645	$2,596,265	10,953	(51,799)	2,555,419

Held to maturity:
Municipal bonds and notes	$402,474	3,350	(3,484)	402,340	$401,112	8,237	(1,011)	408,338
Mortgage-backed securities	685,732	—	(38,639)	647,093	741,797	—	(17,912)	723,885

Total held to maturity	$1,088,206	3,350	(42,123)	1,049,433	$1,142,909	8,237	(18,923)	$1,132,223

(a)	As of June 30, 2006, the fair value of equity securities consisted of FHLB stock of $134.1 million, FRB stock of $36.3 million, common stock of $49.6 million and preferred stock of $20.2 million. The fair value of equity securities at December 31, 2005 consisted of FHLB stock of $133.4 million, FRB stock of $36.3 million, common stock of $38.4 million and preferred stock of $19.9 million.
The following table identifies temporarily impaired investment securities as of June 30, 2006 segregated by length of time the securities had been in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for Sale:
Corporate bonds and notes	$18,479	(145)	27,376	(1,057)	45,855	(1,202)
Equity securities	6,457	(172)	3,945	(459)	10,402	(631)
Mortgage-backed securities	100,449	(2,426)	1,819,431	(69,501)	1,919,880	(71,927)

Total available for sale	$125,385	(2,743)	1,850,752	(71,017)	1,976,137	(73,760)

Held to maturity:
Municipal bonds and notes	$185,512	(2,776)	20,790	(708)	206,302	(3,484)
Mortgage-backed securities	—	—	647,093	(38,639)	647,093	(38,639)

Total held to maturity	$185,512	(2,776)	667,883	(39,347)	853,395	(42,123)

Total securities	$310,897	(5,519)	2,518,635	(110,364)	2,829,532	(115,883)

The following table identifies temporarily impaired investment securities as of December 31, 2005 segregated by length of time the securities had been in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for sale:
Corporate bonds and notes	$8,678	(431)	15,353	(731)	24,031	(1,162)
Equity securities	22,601	(133)	3,979	(426)	26,580	(559)
Mortgage-backed securities	688,628	(10,475)	1,426,055	(39,603)	2,114,683	(50,078)

Total available for sale	719,907	(11,039)	1,445,387	(40,760)	2,165,294	(51,799)

Held to maturity:
Municipal bonds and notes	62,907	(589)	15,851	(422)	78,758	(1,011)
Mortgage-backed securities	522,006	(12,576)	201,879	(5,336)	723,885	(17,912)

Total held to maturity	584,913	(13,165)	217,730	(5,758)	802,643	(18,923)

Total securities	$1,304,820	(24,204)	1,663,117	(46,518)	2,967,937	(70,722)

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
In accordance with applicable accounting literature, Webster must demonstrate an ability and intent to hold impaired securities until full recovery of their cost basis. Management uses both internal and external information sources to arrive at the most informed decision. This quantitative and qualitative assessment begins with a review of general market conditions and changes to market conditions, credit, investment performance and structure since the prior review period. The ability to hold the impaired securities will involve a number of factors, including: forecasted recovery period based on average life; whether its return provides satisfactory carry relative to funding sources; Webster’s capital, earnings and cash flow positions; and compliance with various debt covenants, among other things. Webster currently has the ability to and intends to hold all temporarily impaired securities to full recovery, which may be until maturity.
Estimating the recovery period for equity securities will include analyst forecasts, earnings assumptions and other company specific financial performance metrics. In addition, this assessment will incorporate general market data, industry and sector cycles and related trends to determine a reasonable recovery period.
Webster’s determination of impairment at June 30, 2006 began with a recognition that market yields increased during 2005 through the first half of 2006, reflecting the impact of seventeen interest rate increases of 25 basis points, or 425 basis points in total, by the Federal Reserve from June 2004 through June 2006.
At June 30, 2006, Webster had $2.5 billion of impaired securities with an unrealized loss of $110.4 million for twelve months or longer. These securities have had varying levels of unrealized loss due to higher interest rates subsequent to their purchase. Approximately 63.0 percent of that unrealized loss, or $69.5 million, was concentrated in mortgage-backed securities available for sale totaling $1.9 billion in fair value. These securities carry AAA ratings or Agency-implied AAA credit ratings and are currently performing as expected. Management does not consider these investments to be other-than-temporarily impaired and Webster has the ability and intent to hold these investments to full recovery of the cost basis. Management expects that recovery of temporarily impaired available for sale mortgage-backed securities will occur over the weighted-average estimated remaining life of these securities. Market-accepted pricing and prepayment models are used to project the estimated average life, which for this group of securities is presently estimated to be 3.3 years. Further, the majority of these securities are hybrid adjustable rate mortgage-backed securities, which tend to prepay faster than similar coupon fixed-rate mortgage-backed securities and, as the collateral loans approach their interest rate reset dates, management expects the securities to trade at par or at a premium when fully indexed.

Available for sale corporate securities totaling $27.4 million at June 30, 2006, with an unrealized loss of $1.1 million, were impaired for twelve consecutive months or longer due to higher interest rates subsequent to their purchase. Several corporate securities are unrated, but have undergone an internal credit review. The remaining securities are a mix of investment grade and below investment grade bonds. As a result of the credit review of the issuers, management has determined that there has been no deterioration in credit quality subsequent to purchase or last review period. These securities are currently performing as projected. Management does not consider these investments to be other-than-temporarily impaired based on experience with these types of investments. Webster has the ability and intent to hold these investments to full recovery of the cost basis. Management expects recovery of temporarily impaired available for sale corporate securities over their weighted-average estimated remaining life, which is presently estimated to be 1.7 years.
Held to maturity mortgage-backed securities totaling $647.1 million at June 30, 2006, with an unrealized loss of $38.6 million, were impaired for twelve consecutive months or longer due to higher interest rates subsequent to their purchase. These securities carry AAA ratings or Agency-implied AAA credit ratings and are currently performing as expected. Management does not consider these investments to be other-than-temporarily impaired. Webster has the ability and intent to hold these investments to full recovery of the cost basis. Management expects that recovery of temporarily impaired held to maturity mortgage-backed securities will occur over the weighted-average estimated remaining life of these securities. Management uses market-accepted pricing and prepayment models to project the estimated average life, which for this group of securities is presently estimated to be 4.4 years. Further, this group of securities continues to record acceptable levels of prepayments monthly at par, which reduces the amount of fair value and unrealized loss accordingly.
Held to maturity municipal securities totaling $20.8 million at June 30, 2006, with an unrealized loss of $0.7 million, were impaired for twelve consecutive months or longer due to higher interest rates subsequent to their purchase. Most of these bonds are insured AAA rated general obligation bonds with stable ratings. There were no credit downgrades since the last review period. These securities are currently performing as anticipated. Management does not consider these investments to be other-than-temporarily impaired. Webster has the ability and intent to hold these investments to full recovery of the cost basis. Management expects recovery of temporarily impaired held to maturity municipal securities over their weighted-average estimated remaining life, which is presently estimated to be 10.8 years.
Available for sale equity securities totaling $3.9 million at June 30, 2006, with an unrealized loss of $0.5 million, were impaired for twelve consecutive months or longer. Most of Webster’s equity holdings are issuers in the financial services industry, which is experiencing performance pressures from a flatter yield curve and slowing mortgage originations. The severity of the impairment is consistent with those market developments. Management believes the declines in price have stabilized and the securities are not other-than-temporarily impaired. Based on our internal evaluation and analyst forecasts of future company trends and performance, management believes that Webster has the ability and intent to hold these securities to full recovery of the cost basis.
The unrealized losses of $5.5 million for less than twelve months at June 30, 2006 are attributable to factors similar to those described above for unrealized losses greater than twelve months.
There were no impairment write-downs of securities during the first half of 2006 or 2005.

NOTE 5: Loans Held for Sale
Loans held for sale totaled $275.2 million and $267.9 million at June 30, 2006 and December 31, 2005, respectively.
Included in the June 30, 2006 balance are approximately $1.7 million in consumer loans. Included in the December 31, 2005 balance are approximately $3.2 million in commercial loans and $2.2 million in consumer loans. The remainder of the loans held for sale at June 30, 2006 and December 31, 2005 are residential mortgages.
At June 30, 2006 and December 31, 2005, residential mortgage origination commitments totaled $302.2 million and $137.2 million, respectively. Residential commitments outstanding at June 30, 2006 consisted of adjustable rate and fixed rate mortgages of $20.0 million and $282.2 million, respectively, at rates ranging from 1.3% to 13.3%. Residential commitments outstanding at December 31, 2005 consisted of adjustable rate and fixed rate mortgages of $14.8 million and $122.4 million, respectively, at rates ranging from 1.0% to 12.3%. Commitments to originate loans generally expire within 60 days. At June 30, 2006 and December 31, 2005, Webster also had outstanding commitments to sell residential mortgage loans of $521.8 million and $343.0 million, respectively. See Note 15 for a further discussion of loan origination and sale commitments.
NOTE 6: Loans, Net
A summary of loans, net follows:

(In thousands)	June 30, 2006		December 31, 2005
	Amount	%	Amount	%
Residential mortgage loans	$4,875,134	38.4%	$4,828,564	39.3%
Commercial loans:
Commercial non-mortgage	1,571,941	12.4	1,435,512	11.7
Asset-based lending	736,583	5.8	661,234	5.4
Equipment financing	851,676	6.7	779,782	6.3

Total commercial loans	3,160,200	24.9	2,876,528	23.4
Commercial real estate	1,819,635	14.3	1,808,494	14.7
Consumer loans:
Home equity credit loans	2,822,521	22.2	2,736,274	22.3
Other consumer	33,037	0.2	35,426	0.3

Total consumer loans	2,855,558	22.4	2,771,700	22.6

Total loans	12,710,527	100.0%	12,285,286	100.0%
Less: allowance for loan losses	(147,401)		(146,486)

Loans, net	$12,563,126		$12,138,800

At June 30, 2006, total loans included $23.7 million of net premiums and $43.3 million of net deferred costs, compared with $24.5 million of net premiums and $36.9 million of net deferred costs at December 31, 2005. The unadvanced portions of closed loans totaled $528.7 million and $547.5 million at June 30, 2006 and December 31, 2005, respectively.
At June 30, 2006 and December 31, 2005, unused portions of home equity credit lines extended were $2.0 billion and $1.7 billion, respectively. Unused commercial lines of credit, letters of credit, standby letters of credit, equipment financing commitments and outstanding commercial loan commitments totaled $3.1 billion at June 30, 2006 and $3.4 billion at December 31, 2005. Consumer loan commitments totaled $72.4 million and $83.2 million at June 30, 2006 and December 31, 2005, respectively.
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

The estimated fair value of commitments to extend credit is considered insignificant at June 30, 2006 and December 31, 2005. Future loan commitments represent residential and commercial mortgage loan commitments, commercial loan and equipment financing commitments, letters of credit and commercial and home equity unused credit lines. The interest rates for these loans are generally established shortly before closing. The interest rates on home equity lines of credit adjust with changes in the prime rate.
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
The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. At June 30, 2006, Webster’s standby letters of credit totaled $190.1 million. At June 30, 2006, the fair value of stand-by letters of credit is not material to the unaudited interim financial statements.
NOTE 7: Allowance for Credit Losses
The allowance for credit losses is maintained at a level adequate to absorb probable losses inherent in the loan portfolio and in unfunded credit commitments. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off and reduced by charge-offs on loans.
The following table provides a summary of activity in the allowance for credit losses:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005

Balance at beginning of period	$155,957	152,519	$155,632	150,112
Provisions charged to operations	3,000	2,000	5,000	5,500

Subtotal	158,957	154,519	160,632	155,612

Charge-offs	(3,079)	(1,811)	(5,145)	(4,275)
Recoveries	593	2,114	984	3,485

Net (charge-offs) recoveries	(2,486)	303	(4,161)	(790)

Balance at end of period	$156,471	154,822	$156,471	154,822

	June 30,	June 30,
(In thousands)	2006	2005

Components:
Allowance for loan losses	$147,401	154,822
Reserve for unfunded credit commitments(1)	9,070	—

Allowance for credit losses	$156,471	154,822

Net loan charge-offs (recoveries) as a percentage of average total loans(2)	0.08%	(0.01)
Allowance for loan losses as a percentage of total loans	1.16	1.31
Allowance for credit losses as a percentage of total loans	1.23	1.31

(1)	Effective December 31, 2005, Webster transferred the portion of the allowance for loan losses related to commercial and consumer lending commitments and letters of credit to the reserve for unfunded credit commitments. This reserve amounted to $9.1 million at December 31, 2005.

(2)	Net loan charge-offs (recoveries) as a percentage of average loans is calculated using the annualized current quarter charge off amount divided by the current quarter average.

NOTE 8: Goodwill and Other Intangible Assets
The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization:

	June 30,	December 31,
(In thousands)	2006	2005

Balances not subject to amortization:
Goodwill	$647,217	642,889
Pension assets	1,881	1,844

Balances subject to amortization:
Core deposit intangibles	39,645	47,227
Other identified intangibles	6,271	6,610

Total goodwill and other intangible assets	$695,014	698,570

Changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

	Retail	Commercial
(In thousands)	Banking	Banking	Total

Balance at December 31, 2005	$611,378	31,511	642,889
Purchase price adjustments	(504)	4,832	4,328

Balance at June 30, 2006	$610,874	36,343	647,217

The addition to the Commercial Banking goodwill is due to a final year earn out of contingent consideration related to an earlier acquisition.
Amortization of intangible assets for the six months ended June 30, 2006, totaled $7.9 million. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(In thousands)

For years ending December 31,
2006 (full year)	$14,085
2007	9,441
2008	5,000
2009	4,816
2010	4,745
Thereafter	15,750

NOTE 9: Deferred Tax Asset
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2006 and December 31, 2005 are summarized below. Temporary differences result from the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance has been established for the full amount of the deferred tax assets applicable to Connecticut, Massachusetts and Rhode Island due to uncertainties of realization.

	June 30,	December 31,
(In thousands)	2006	2005

Deferred tax assets:
Allowance for credit losses	$60,779	60,721
Net operating loss and tax credit carry forwards	22,610	19,350
Net unrealized loss on securities available for sale	22,283	14,296
Compensation and employee benefit plans	11,380	9,265
Intangible assets	4,870	5,314
Deductible acquisition costs	1,863	2,793
Other	3,062	3,594

Total deferred tax assets	126,847	115,333
Less: valuation allowance	(25,523)	(21,320)

Deferred tax assets, net of valuation allowance	101,324	94,013

Deferred tax liabilities:
Deferred loan costs	16,583	11,575
Premises and equipment	8,521	8,811
Equipment financing leases	7,828	7,174
Purchase accounting and fair-value adjustments	5,295	4,968
Mortgage servicing rights	2,496	2,728
Other	2,638	3,444

Total deferred tax liabilities	43,361	38,700

Deferred tax asset	$57,963	55,313

Management believes it is more likely than not that Webster will realize its net deferred tax assets, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that any specific level of future income will be generated.

NOTE 10: Deposits
The following table summarizes the period end balance and the composition of deposits:

	June 30, 2006		December 31, 2005
		% of		% of
(In thousands)	Amount	Total	Amount	Total

Demand	$1,549,051	12.6%	$1,546,096	13.3%
NOW	1,411,951	11.6	1,412,821	12.2
Money market	1,888,179	15.5	1,789,781	15.4
Savings	1,954,298	16.0	2,015,045	17.3
HSA	275,346	2.3	209,582	1.8
Retail certificates of deposit	4,447,504	36.4	4,249,874	36.5
Treasury certificates of deposit	690,136	5.6	407,946	3.5

Total	$12,216,465	100.0%	$11,631,145	100.0%

Interest expense on deposits is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2006	2005	2006	2005

NOW	$1,285	1,016	$2,501	1,937
Money market	14,038	9,305	26,103	16,911
Savings	5,314	4,816	10,320	8,942
HSA	1,852	1,044	3,373	1,350
Retail certificates of deposit	41,082	25,348	77,301	46,660
Treasury certificates of deposit	9,022	2,570	15,349	4,167

Total	$72,593	44,099	$134,947	79,967

NOTE 11: Federal Home Loan Bank Advances
Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

	June 30, 2006		December 31, 2005
	Total		Total
(In thousands)	Outstanding	Callable	Outstanding	Callable

Fixed Rate:
2.88 % to 5.21 % due in 2006	$858,784	—	$1,213,468	—
4.09 % to 7.45 % due in 2007	441,185	—	442,383	—
3.93 % to 5.93 % due in 2008	167,884	67,000	175,119	74,000
4.98 % to 5.96 % due in 2009	138,000	123,000	138,000	123,000
4.95 % to 8.44 % due in 2010	135,279	35,000	135,311	35,000
6.60 % to 6.60 % due in 2011	1,308	—	41,421	40,000
5.22 % to 5.49 % due in 2013	49,000	49,000	49,000	49,000
0.00 % to 6.00 % due in 2015 to 2023	1,308	—	1,325	—

	1,792,748	274,000	2,196,027	321,000
Unamortized premiums and hedge accounting adjustments	11,392	—	17,983	—

Total advances	$1,804,140	274,000	$2,214,010	321,000

Webster Bank had additional borrowing capacity of approximately $1.1 billion from the FHLB at June 30, 2006 and $1.0 billion at December 31, 2005. Advances are secured by a blanket security agreement against certain qualifying assets, principally residential mortgage loans. At June 30, 2006 and December 31, 2005, Webster Bank had unencumbered investment securities available to secure additional borrowings. If these securities had been used to secure FHLB advances, borrowing capacity at June 30, 2006 and December 31, 2005 would have been increased by an additional $821.2 million and $737.1 million, respectively. At June 30, 2006 Webster Bank was in compliance with the FHLB collateral requirements.
NOTE 12: Securities Sold Under Agreements to Repurchase and Other Short-Term Debt
The following table summarizes securities sold under agreements to repurchase and other short term borrowings:

	June 30,	December 31,
(In thousands)	2006	2005

Securities sold under agreements to repurchase	$593,555	$792,838
Federal funds purchased	184,215	246,375
Treasury tax and loan	753,696	477,066
Other	61	77

	1,531,527	1,516,356
Unamortized premiums and hedge accounting adjustments	(3,303)	6,025

Total	$1,528,224	$1,522,381

The following table sets forth certain information on short-term repurchase agreements:

	June 30,	December 31,
(In thousands)	2006	2005

Quarter end balance	$303,804	$401,137
Quarter average balance	316,649	510,084
Highest month end balance during quarter	305,085	572,722
Weighted-average maturity (in months)	3.75	1.30
Weighted-average interest rate at end of period	3.96%	3.16%
NOTE 13: Shareholders’ Equity
Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of Currency of the United States (“OCC”) require Webster and its banking subsidiary to maintain certain minimum ratios, as set forth below. At June 30, 2006, Webster and Webster Bank, were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with the applicable capital requirements.
The following table provides information on the capital ratios.

	Actual		Capital Requirements		Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At June 30, 2006
Webster Financial Corporation
Total capital (to risk-weighted assets)	$1,551,987	11.01%	$1,127,929	8.0%	$1,409,911	10.0%
Tier 1 capital (to risk-weighted assets)	1,192,715	8.46	563,964	4.0	845,947	6.0
Tier 1 leverage capital ratio (to average assets)	1,192,715	6.91	690,663	4.0	863,329	5.0
Webster Bank, N.A.
Total capital (to risk-weighted assets)	$1,506,768	10.8%	$1,111,518	8.0%	$1,389,398	10.0%
Tier 1 capital (to risk-weighted assets)	1,150,297	8.3	555,759	4.0	833,639	6.0
Tier 1 leverage capital ratio (to average assets)	1,150,297	6.7	682,857	4.0	853,572	5.0
At December 31, 2005
Webster Financial Corporation
Total capital (to risk-weighted assets)	$1,537,032	11.1%	$1,107,805	8.0%	$1,384,756	10.0%
Tier 1 capital (to risk-weighted assets)	1,179,158	8.5	553,902	4.0	830,853	6.0
Tier 1 leverage capital ratio (to average assets)	1,179,158	6.9	688,133	4.0	860,166	5.0
Webster Bank, N.A.
Total capital (to risk-weighted assets)	$1,532,996	11.2%	$1,092,476	8.0%	$1,365,595	10.0%
Tier 1 capital (to risk-weighted assets)	1,177,364	8.6	546,238	4.0	819,357	6.0
Tier 1 leverage capital ratio (to average assets)	1,177,364	6.9	680,675	4.0	850,844	5.0
Accumulated other comprehensive loss is comprised of the following components.

	June 30,	December 31,
(In thousands)	2006	2005

Unrealized loss on available for sale securities (net of tax)	$(41,384)	(26,550)
Unrealized loss upon transfer of available for sale securities to held to maturity (net of tax)	(2,177)	(2,518)
Deferred gain on hedge	1,105	1,190

Total	$(42,456)	(27,878)

NOTE 14: Business Segments
Webster has two operating segments for purposes of reporting business line results. These segments are Retail Banking and Commercial Banking. The balance of Webster’s activity is reflected in Other. The methodologies and organizational hierarchies that define the business segments are periodically reviewed and revised. The 2005 periods have been restated, to reflect changes in the methodologies adopted and reflected in the results for 2006. The following table presents the operating results and total assets for Webster’s reportable segments.
Three months ended June 30, 2006

	Retail	Commercial		Consolidated
(In thousands)	Banking	Banking	Other	Total

Net interest income	$99,101	33,941	(6,237)	126,805
Provision for credit losses	2,836	6,294	(6,130)	3,000

Net interest income after provision	96,265	27,647	(107)	123,805
Noninterest income	46,874	7,681	2,513	57,068
Noninterest expense	92,286	16,663	8,369	117,318

Income (loss) before income taxes	50,853	18,665	(5,963)	63,555
Income tax expense (benefit)	16,328	5,990	(1,906)	20,412

Net income (loss)	$34,525	12,675	(4,057)	43,143

Total assets at period end	$10,229,472	4,139,158	3,653,512	18,022,142
Three months ended June 30, 2005

	Retail	Commercial		Consolidated
(In thousands)	Banking	Banking	Other	Total

Net interest income	$97,850	30,279	1,706	129,835
Provision for credit losses	3,307	5,162	(6,469)	2,000

Net interest income after provision	94,543	25,117	8,175	127,835
Noninterest income	42,057	6,635	4,956	53,648
Noninterest expense	84,683	13,929	14,893	113,505

Income (loss) before income taxes	51,917	17,823	(1,762)	67,978
Income tax expense (benefit)	16,586	5,694	(560)	21,720

Net income (loss)	$35,331	12,129	(1,202)	46,258

Total assets at period end	$9,106,988	3,668,000	4,697,209	17,472,197

Six months ended June 30, 2006

	Retail	Commercial		Consolidated
(In thousands)	Banking	Banking	Other	Total

Net interest income	$196,177	65,951	(5,164)	256,964
Provision for credit losses	6,086	12,512	(13,598)	5,000

Net interest income after provision	190,091	53,439	8,434	251,964
Noninterest income	91,931	14,194	6,145	112,270
Noninterest expense	182,562	32,119	21,808	236,489

Income (loss) before income taxes	99,460	35,514	(7,229)	127,745
Income tax expense (benefit)	31,727	11,329	(2,306)	40,750

Net income (loss)	$67,733	24,185	(4,923)	86,995

Total assets at period end	$10,229,472	4,139,158	3,653,512	18,022,142
Six months ended June 30, 2005

	Retail	Commercial		Consolidated
(In thousands)	Banking	Banking	Other	Total

Net interest income	$194,431	60,255	3,381	258,067
Provision for credit losses	6,562	10,423	(11,485)	5,500

Net interest income after provision	187,869	49,832	14,866	252,567
Noninterest income	82,103	13,290	11,283	106,676
Noninterest expense	164,026	27,091	30,162	221,279

Income (loss) before income taxes	105,946	36,031	(4,013)	137,964
Income tax expense (benefit)	33,951	11,546	(1,286)	44,211

Net income (loss)	$71,995	24,485	(2,727)	93,753

Total assets at period end	$9,106,988	3,668,000	4,697,209	17,472,197
Included in the Retail Banking segment is retail and small business banking, consumer finance, wealth management and insurance. The increase in noninterest income is primarily due to deposit services fees reflecting an increased contribution from HSA Bank, a division of Webster Bank, and growth in NSF and Debit Card fees, as well as investment service fee income increasing relating to business growth. The increase in noninterest expense is primarily attributable to increases in retail banking costs including ongoing investments in de novo branch expansion, HSA Bank expenses, higher net costs of the new core systems, new revenue generating personnel, the ongoing build out of the compliance function and other employee related costs.
The Commercial Banking segment includes middle market, specialized, equipment financing, asset-based and commercial real estate. The results for the 2006 periods reflect a growth in net interest income due to increases in the commercial loan portfolio, an increase in interest rates and prepayment fee income. These increases were partially offset by an increase in noninterest expenses, primarily due to increases in compensation and benefits attributable to new revenue generating personnel.
Other includes indirect expenses allocated to segments. These expenses include administration, finance, technology, processing operations and other support functions. Other also includes the Treasury unit, which is responsible for managing the wholesale investment portfolio and funding needs. It also includes expenses not allocated to the business lines, the residual impact of methodology allocations such as the provision for credit losses and funds transfer pricing.
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

NOTE 15: Derivative Financial Instruments
At June 30, 2006, there were outstanding interest rate swaps with a total notional amount of $802.5 million. These swaps are used to hedge FHLB advances, repurchase agreements and other long-term debt (subordinated notes and senior notes). The swaps are used to transform the debt from fixed rate to floating rate and qualify for fair value hedge accounting under SFAS No. 133. Of the total, $50.0 million of the interest rate swaps mature in 2006, $200.0 million in 2007, $202.5 million in 2008, $200.0 million in 2013 and $150.0 million in 2014 and an equal amount of the hedged debt matures on these dates. At December 31, 2005, there were outstanding interest rate swaps with a notional amount of $802.5 million.
Webster transacts certain derivative products with its customer base, primarily interest rate swaps. These customer derivatives are offset with matching derivatives with other counterparties in order to minimize risk. Exposure with respect to these derivatives is largely limited to nonperformance by either the customer or the other counterparty. The notional amount of customer derivatives and the related counterparty derivatives each totaled $291.8 million at June 30, 2006 and $261.4 million at December 31, 2005. The customer derivatives and the related counterparty derivatives are marked to market and any difference is reflected in noninterest income.
The fair values and notional amounts of derivatives at June 30, 2006 and December 31, 2005 are summarized below:

	June 30,		December 31,
	2006		2005
	Notional	Estimated	Notional	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Asset and liability management positions
Interest rate swaps
Receive fixed/pay floating	$802,526	(35,009)	$802,526	(13,013)

Customer related positions
Interest rate swaps Receive fixed/pay floating	$(242,672)	(8,201)	$(214,533)	(2,165)
Receive floating/pay fixed	242,667	9,664	214,529	3,656
Purchased options-interest rate caps	49,090	194	46,886	91
Written options-interest rate caps	(49,090)	(194)	(46,886)	(91)
Certain derivative instruments, primarily forward sales of mortgage-backed securities (“MBSs”), are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding a single-family residential mortgage loan, an interest-rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster Bank is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBSs, are established. At June 30, 2006, outstanding rate locks totaled approximately $302.2 million and the outstanding commitments to sell residential mortgage loans totaled $521.8 million. Forward sales, which include mandatory forward commitments of approximately $436.3 million and best efforts forward commitments of approximately $85.5 million at June 30, 2006, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. Webster Bank will still have certain execution risk, that is, risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell.
The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings. Loans held for sale are carried at the lower of aggregate cost or fair value.

NOTE 16: Pension and Other Benefits
The following table provides information regarding net benefit costs for the periods shown:

(In thousands)	Pension Benefits		Other Benefits
Three months ended June 30,	2006	2005	2006	2005

Service cost	$2,225	1,941	$—	—
Interest cost	1,530	1,285	60	75
Expected return on plan assets	(1,854)	(1,741)	—	—
Transition obligation	(6)	(3)	—	—
109 Amortization of prior service cost	43	45	18	16
Amortization of the net loss	468	300	22	9

Net periodic benefit cost	$2,406	1,827	$100	100

(In thousands)	Pension Benefits		Other Benefits
Six months ended June 30,	2006	2005	2006	2005

Service cost	$4,450	3,985	$—	—
Interest cost	3,060	2,755	120	150
Expected return on plan assets	(3,708)	(3,190)	—	—
Transition obligation	(13)	(5)	—	—
Amortization of prior service cost	86	89	36	32
Amortization of the net loss	931	756	44	18

Net periodic benefit cost	$4,806	4,390	$200	200

Webster plans to contribute at least an amount equal to the greater of the contribution required to meet the minimum funding standards under Internal Revenue Code Section 412 or the amount necessary to avoid an additional minimum liability as defined in SFAS No. 87. Additional contributions will be made as deemed appropriate by management in conjunction with the Plan’s actuaries. For the year 2006, the estimated contribution is to be $6.0 million. As of June 30, 2006, no contributions have been made.

NOTE 17: Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Tax positions must meet the more-likely-than-not recognition threshold at the effective date in order for the related tax benefits to be recognized or continue to be recognized upon adoption of FIN 48. The Company has not yet determined the potential financial statement impact of adopting FIN 48.
In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140”, which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The adoption of SFAS 156 is not expected to have a material effect on Webster’s consolidated financial position, results of operations or cash flows.
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
Description of Business
Webster Financial Corporation (“Webster” or the “Company”), a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Delaware in 1986. Webster, on a consolidated basis, at June 30, 2006 had assets of $18.0 billion and shareholders’ equity of $1.6 billion. Webster’s principal assets are all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”), and Webster Insurance, Inc. (“Webster Insurance”). Webster, through its various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout southern New England and eastern New York State, and equipment financing, asset-based lending, mortgage origination and insurance premium financing throughout the United States. Webster Bank provides commercial banking, retail banking, health savings accounts (“HSAs”), consumer financing, mortgage banking, trust and investment services through 160 banking offices, 308 ATMs and its Internet website (www.websteronline.com). Webster is a bank holding company and is registered with the Board of Govenors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act. As such the Federal Reserve is Webster’s primary regulator, and Webster is subject to extensive regulation, supervision and examination by the Federal Reserve. Webster Bank is regulated by the Office of the Comptroller of the Currency. Webster’s common stock is traded on the New York Stock Exchange under the symbol of “WBS”. Webster’s financial reports can be accessed through its website within 24 hours of filing with the SEC.
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

Results Of Operations
Summary
Webster’s net income was $43.1 million in the second quarter 2006, compared to $46.3 million for the second quarter of 2005, a decrease of 6.9%. Net income per diluted share was $0.81 in the second quarter compared to $0.85 for the second quarter of 2005. For the six months ended June 30, 2006, Webster’s net income was $87.0 million compared to $93.8 million for the same period a year ago, a decrease of 7.2%. Net income per diluted share was $1.63 for the six months ended June 30, 2006 compared to $1.73 for the same period a year ago.
The year over year comparisons are impacted by the interest rate environment, and the effect rising short term interest rates and a flattening of the yield curve had on our net interest margin. Partially offsetting this has been the growth in the loan portfolio, particularly in higher yielding commercial and consumer loans. Also impacting the quarter was a change in the timing of dividends from the Federal Home Loan Bank of Boston (FHLB Boston). Webster did not record any dividend income on its investment during the quarter, but the FHLB Boston has indicated that it expects to declare the equivalent of two dividend payments in the third quarter . The approximate amount of the second quarter dividend would have been $1.8 million or $0.02 per share.
Selected financial highlights are presented in the table below.

	At or for the		At or for the
	three months ended June 30,		six months ended June 30,
(In thousands, except per share data)	2006	2005	2006	2005

Earnings and Per Share Data
Net interest income	$126,805	129,835	$256,954	258,067
Total noninterest income	57,608	53,648	112,270	106,676
Total noninterest expense	117,318	113,505	236,489	221,279
Net income	43,143	46,258	86,995	93,753

Net income per diluted common share	$0.81	0.85	$1.63	1.73
Dividends declared per common share	0.27	0.25	0.52	0.48
Book value per common share	31.27	29.94	31.27	29.94
Tangible book value per common share	18.36	17.18	18.36	17.18
Diluted shares (average)	53,252	54,278	53,468	54,244

Selected Ratios
Return on average assets	0.96%	1.07	0.98%	1.09
Return on average shareholders’ equity	10.34	11.57	10.44	11.85
Net interest margin	3.13	3.32	3.18	3.32
Efficiency ratio (a)	63.80	61.86	64.05	60.67
Tangible capital ratio	5.48	5.38	5.48	5.38

(a)	Noninterest expense as a percentage of net interest income plus noninterest income
In July 2006 Webster Bank reached an informal agreement with the Office of the Comptroller of the Currency to address general bank compliance, including bank secrecy act and related money laundering risks, flood acts compliance and the internal audit program. These increased compliance efforts, already well under way and receiving significant management attention, are not expected to have a material impact on Webster’s operations or earnings.

Net Interest Income
Net interest income, which is the difference between interest earned on loans, investments and other interest earning assets and interest paid on deposits and borrowings, totaled $126.8 million in the second quarter of 2006, compared to $129.8 million for the second quarter of 2005, a decrease of $3.0 million or 2.3%. For the six months ended June 30, 2006 net interest income totaled $257.0 million compared to $258.1 million for the prior year, a decrease of $1.1 million.
These declines are largely due to the interest environment as the costs of deposits and borrowings have increased faster than our yields on earning assets. For the quarter, the yield on interest earning assets increased 71 basis points while the cost of interest-bearing liabilities rose 94 basis points. For the six months the earning asset yield increased 73 basis points while the cost of liabilities increased 88 basis points. As a result, the net interest margin for the quarter at 3.13%, declined 19 basis points, and for the six months was down 14 basis points from the prior year.
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

	Three months ended June 30			Six months ended June 30,
	2006 v. 2005			2006 v. 2005
	Increase (decrease) due to			Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total

Interest on interest-earning assets:
Loans	$26,653	13,476	40,129	$53,664	23,252	76,916
Loans held for sale	506	(153)	353	929	31	960
Securities and short-term investments	(55)	(3,365)	(3,420)	3,642	(5,962)	(2,320)

Total interest income	27,104	9,958	37,062	58,235	17,321	75,556

Interest on interest-bearing liabilities:
Deposits	25,609	2,885	28,494	48,273	6,707	54,980
Borrowings	13,618	(2,149)	11,469	26,973	(5,827)	21,146

Total interest expense	39,227	736	39,963	75,246	880	76,126

Net change in net interest income	$(12,123)	9,222	(2,901)	$(17,011)	16,441	(570)

Interest Income
Interest income on a fully tax-equivalent basis for the second quarter increased $37.1 million, or 17.3%, from the prior year, and rose $75.6 million, or 18.0%, for the first six months. The increase in short term interest rates had a favorable impact on interest sensitive loans as well as higher rates on new volumes. Also contributing to the increase in interest income was the growth in the loan portfolio. Total loans were $12.7 billion at June 30, 2006, an increase of 7.6% from $11.8 billion a year ago. The second quarter average balance for loans was $12.3 billion, an increase of 4.6% from $11.7 billion for the second quarter of 2005. Year to date average balance for loans was $12.5 billion, an increase of 6.9% from $11.7 billion a year ago. Most of the growth occurred in higher yielding commercial and consumer loans.
The yield on interest-earning assets increased, rising 71 basis points from the prior year’s second quarter and 73 basis point for the first six months of 2006 compared to the first six months of 2005, primarily due to the higher interest rate environment than in the prior year. The loan portfolio accounted for the majority of the increase, as its yield increased 88 basis points for the six month period and comprised 76.6% of year to date average interest-earning assets compared to 75.2% the same period in the prior year. These increases in the yield, however, lagged the increase in the prime lending rate of 200 basis points for the year, due to the fixed rate nature of the investment and residential mortgage portfolios in particular.
Interest Expense
Interest expense for the second quarter of 2006 increased $40.0 million, or 48.3%, from the prior year. For the six months interest expense increased $76.1 million, or 48.5%, from the same period a year ago. The increase was entirely due to the rapidly rising short-term interest rate environment. The amount of borrowings declined as cash flows from the investment portfolio were used to reduce these high costing funding sources and deposit growth was used mostly to fund loan growth.
The cost of interest bearing liabilities rose 94 basis points to 3.05% for the quarter ended June 30, 2006 compared to 2.11% in the year ago period and rose 88 basis points to 2.91% for the six months compared to 2.03% for the prior year. Deposit costs increased to 2.43% from 1.57%, an increase of 86 basis points from a year ago. Total borrowing costs rose 131 basis points to 4.85% from 3.54% a year ago.

The following summarizes the major categories of assets and liabilities together with their respective interest income or expense and the rates earned or paid by Webster.

	Three months ended June 30,
	2006			2005
			Fully Tax-				Fully Tax-
	Average		Equivalent	Average			Equivalent
(In thousands)	Balance	Interest (a)	Yield/Rate	Balance		Interest (a)	Yield Rate

Assets
Interest-earning assets:
Loans	$12,625,061	207,097	6.54%	$11,727,278		166,968	5.68%
Securities	3,496,863	40,991	4.61 (b)	3,851,741	(a)	44,687	4.62 (b)
Loans held for sale	230,268	3,317	5.76	242,351		2,964	4.89
Short-term investments	38,412	407	4.19	13,260	(a)	131	3.91

Total interest-earning assets	16,390,604	251,812	6.11	15,834,630		214,750	5.40

Noninterest-earning assets	1,507,337			1,493,233

Total assets	$17,897,941			$17,327,863

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$1,457,462	—	—%	$1,451,236		—	—%
Savings, NOW & money market deposits	5,371,432	22,489	1.68	5,749,931		16,181	1.13
Certificates of deposit	5,147,276	50,104	3.90	4,078,793		27,918	2.75

Total interest-bearing deposits	11,976,170	72,593	2.43	11,279,960		44,099	1.57

Federal Home Loan Bank advances	2,241,811	25,329	4.47	2,210,809		18,160	3.25
Repurchase agreements and other short-term debt	1,230,394	12,608	4.05	1,449,355		9,872	2.69
Other long-term debt	628,735	12,213	7.77	674,178		10,649	6.32

Total borrowings	4,100,940	50,150	4.85	4,334,342		38,681	3.54

Total interest-bearing liabilities	16,077,110	122,743	3.05	15,614,302		82,780	2.11

Noninterest-bearing liabilities	141,469			104,104

Total liabilities	16,218,579			15,718,406

Preferred stock of subsidiary corporation	9,577			9,577

Shareholders’ equity	1,669,785			1,599,880

Total liabilities and shareholders’ equity	$17,897,941			$17,327,863

Fully tax-equivalent net interest income		129,069				131,970
Less: tax equivalent adjustments		(2,264)				(2,135)

Net interest income		126,805				129,835

Interest-rate spread			3.06%				3.29%

Net interest margin			3.13%				3.32%

(a)	On a fully tax-equivalent basis.

(b)	For purposes of this computation, unrealized losses of $58.4 million and $18.5 million for 2006 and 2005, respectively, are excluded from the average balance for rate calculations.

	Six months ended June 30,
	2006			2005
			Fully Tax-			Fully Tax-
	Average		Equivalent	Average		Equivalent
(In thousands)	Balance	Interest (a)	Yield/Rate	Balance	Interest (a)	Yield Rate

Assets
Interest-earning assets:
Loans	$12,509,184	402,671	6.44%	$11,706,386	325,755	5.56%
Securities	3,563,554	84,810	4.70 (b)	3,801,582	87,376	4.58 (b)
Loans held for sale	229,486	6,656	5.80	228,230	5,696	4.99
Short-term investments	26,861	519	3.84	20,020	273	2.71

Total interest-earning assets	16,329,085	494,656	6.04	15,756,218	419,100	5.31

Noninterest-earning assets	1,504,001			1,447,520

Total assets	$17,833,086			$17,203,738

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$1,454,585	—	—%	$1,398,593	—	—%
Savings, NOW & money market deposits	5,340,529	42,297	1.60	5,677,509	29,140	1.04
Certificates of deposit	5,027,758	92,650	3.72	3,886,783	50,827	2.64

Total interest-bearing deposits	11,822,872	134,947	2.30	10,962,885	79,967	1.47

Federal Home Loan Bank advances	2,319,410	49,825	4.27	2,308,437	36,747	3.17
Repurchase agreements and other short-term debt	1,259,585	24,436	3.86	1,553,899	19,415	2.49
Other long-term debt	634,736	23,884	7.53	677,630	20,837	6.15

Total borrowings	4,213,731	98,145	4.64	4,539,966	76,999	3.38

Total interest-bearing liabilities	16,036,603	233,092	2.91	15,502,851	156,966	2.03

Noninterest-bearing liabilities	120,349			108,370

Total liabilities	16,156,952			15,611,221

Preferred stock of subsidiary corporation	9,577			9,577

Shareholders’ equity	1,666,557			1,582,940

Total liabilities and shareholders’ equity	$17,833,086			$17,203,738

Fully tax-equivalent net interest income		261,564			262,134
Less: tax equivalent adjustments		(4,600)			(4,067)

Net interest income		256,964			258,067

Interest-rate spread			3.13%			3.28%

Net interest margin			3.18%			3.32%

(a)	On a fully tax-equivalent basis.

(b)	For purposes of this computation, unrealized losses of $52.3 million and $15.7 million for 2006 and 2005, respectively, are excluded from the average balance for rate calculations.

Provision for Credit Losses
Management performs a quarterly review of the loan portfolio and unfunded commitments to determine the adequacy of the allowance for credit losses and the amount of provision for credit losses required. Several factors influence the amount of the provision, primarily loan growth and portfolio mix, net charge-offs, the risk of loss on nonperforming and classified loans and the level of economic activity.
The provision for credit losses was $3.0 million for the quarter compared to $2.0 million a year ago. The increase in the provision as compared to the same period a year ago is attributable to loan growth and higher net charge-offs. For the six months the provision was $5.0 million compared to $5.5 million a year ago.
Net charge-offs (recoveries) in the second quarter were $2.5 million compared to $(0.3) million and for the six months were $4.2 million compared to $0.8 million for the same periods a year earlier. The annualized net charge-off ratio for the current quarter was 0.08% of average total loans, compared to an annualized net recovery ratio of (0.01%) a year earlier.
The allowance for credit losses, which is comprised of the allowance for loan losses and the reserve for unfunded commitments, totaled $156.5 million, or 1.23% of total loans and $155.6 million, or 1.27% of total loans respectively. The allowance for loan losses totaled $147.4 million or 1.16% of total loans at June 30, 2006 and $146.5 million or 1.19% of total loans at December 31, 2005 and represented 238.8% and 217.9% of nonperforming loans, respectively.
For further information, see “Loan Portfolio Review and Allowance for Credit Losses Methodology”, included in the “Financial Condition — Asset Quality” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 37 through 39 of this report.
Noninterest Income
Total noninterest income was $57.1 million for the three months an increase of $3.4 million, or 6.4%, and for the six months was $112.3 million increasing $5.6 million, or 5.2%, from the same period a year ago. Most of the increase for the quarter and year to date was in deposit service fees. Contributing to the increases were higher NSF fees, debit card revenues and the full impact of HSA Bank. Loan related fees rose mostly as a result of prepayment fees. The growth in wealth management and investment fees are attributable to growth in new business and increased sales in our retail brokerage area. These increases were partially offset by a decline in insurance revenues due to lower contingent revenue and a competitive market for business.
Noninterest Expenses
Total noninterest expenses for the three months ended June 30, 2006 were $117.3 million an increase of $3.8 million, or 3.3%, from a year ago and for six months were $221.3 million up $15.2 million, or 7.4%, from the same period a year ago. Contributing to the increases were investments in de novo branch expansion, full period impact of HSA Bank and the higher net cost of our new core operating system. They also reflect new revenue generating personnel in Webster’s lines of business, the continued build-out of the compliance function and other employee related costs.
Income Taxes
Income tax expense for the second quarter and six months ended June 30, 2006 is lower than the comparable prior year periods primarily due to a lower level of income before taxes. The effective tax rates for the six months ended June 30, 2006 and 2005 were 31.9% and 32.0%, respectively. The slight decline in the effective tax rate reflects higher levels of tax-exempt interest income and dividends-received deductions in the current period.

Financial Condition
Webster had total assets of $18.0 billion at June 30, 2006 virtually unchanged compared with the $17.8 billion at December 31, 2005 and up modestly from the $17.5 billion at June 30, 2005, which reflects our strategy of using cash flows from the securities portfolio to reduce borrowings and increase capital ratios. This strategy masks the growth in loans and deposits.
Total loans grew by $425.2 million or 3.5% from December 31, 2005 and $900.8 million, or 7.6%, from June 30 a year ago. At the same time, total deposits increased $585.3 million or 5.0% from December 31, 2005 and $637.2 million, or 5.5%, from June 30, 2005. Excess deposits over loans was used to reduce borrowings.
At June 30, 2006, total shareholders equity remained unchanged from December 31, 2005 at $1.6 billion. The activity in equity for the six month period ended June 30, 2006 consisted of $27.7 million of dividends to common shareholders, $53.5 million to repurchase shares of common stock and a $14.8 million unfavorable change in unrealized losses on the available for sale securities portfolio, offset by net income of $87.0 million and $6.8 million related to increases in stock options exercised and contributions to the Employee Stock Purchase Plan, respectively. At June 30, 2006 the tangible capital ratio was 5.48%, compared to 5.54% at December 31, 2005 and 5.38% a year ago.
Securities Portfolio
Webster maintains an investment portfolio that is primarily structured to provide a source of liquidity for its operating needs, to generate interest income and provide a means to balance interest rate sensitivity. At June 30, 2006, the investment portfolio totaled $3.4 billion, or 18.9% of total assets, down from $3.7 billion, or 20.7% of total assets, at December 31, 2005 and $3.8 billion, or 22.0% of total assets, at June 30, 2005. The decrease is a result of a plan to use the cash flows from the portfolio to pay down borrowings and reduce interest rate sensitivity. At both June 30, 2006 and December 31, 2005, the portfolio consisted primarily of mortgage-backed securities. The average duration of the total portfolio was 2.9 years at June 30, up slightly from 2.8 a year ago.
Loan Portfolio
At June 30, 2006, total loans were $12.7 billion, up $0.4 million from December 31, 2005. Growth in commercial loans of $121.3 million during the quarter and $283.7 million for the first six months of 2006 led the way, followed by consumer loans, primarily home equity loans and lines, with increases of $45.6 million and $83.9 million for the quarter and the six month period ending June 30, 2006, respectively.
Much of the commercial loan growth over the six month period ended June 30, 2006 occurred in the Asset-Based Lending and Equipment Financing portfolios. Asset-based loans grew by $75.3 million, equipment finance by $71.9 million and small business by $26.4 million. Additionally, Commercial Real Estate loans increased by $11.1 million to $1.8 billion and residential mortgages increased by $46.6 million.
Commercial loans (including commercial real estate) represented 39.2% of the loan portfolio at June 30, 2006, up from 38.1% at December 31, 2005, while residential mortgage loans declined to 38.4% of the loan portfolio at June 30, 2006 from 39.3% at December 31, 2005. The remaining portion of the loan portfolio consisted of consumer loans.
The following paragraphs highlight, by business segment, the lending activities in the various portfolios during the quarter. Refer to Webster’s 2005 Annual Report on Form 10-K, pages 4 through 6, for a more complete description of Webster’s lending activities and credit administration policies and procedures.

Commercial Lending
Middle Market
At June 30, 2006, Middle Market loans, including commercial and owner-occupied commercial real estate, totaled $1.4 billion compared to $1.3 billion at December 31, 2005 and $1.1 billion at June 30, 2005. Originations for the second quarter of 2006 totaled $171.8 million as compared to $171.7 million for the same period in 2005.
Asset-Based Lending
At June 30, 2006, asset-based loans totaled $736.6 million, compared to $661.2 million at December 31, 2005 and $612.5 million at June 30, 2005. The majority of these loans are managed by Webster Business Credit Corporation (“WBCC”), an asset-based lending subsidiary. In its direct originations, WBCC generally establishes depository relationships with the borrower through cash management accounts. At June 30, 2006 and December 31, 2005, the total of these deposits was $39.6 million and $27.1 million, respectively. During the second quarter of 2006, WBCC funded loans of $41.6 million, with new commitments of $84.5 million, compared to funding of $31.3 million with new commitments of $69.9 million for the same period in 2005.
Business and Professional Banking
Business and Professional Banking, Webster’s small business banking division, had loans outstanding of $730.4 million at June 30, 2006, a 3.8% increase from $704.0 million at December 31, 2005. At June 30, 2005, the portfolio totaled $715.4 million. Included in the portfolio is $436.7 million of loans secured by commercial real estate. New originations for the second quarter of 2006 totaled $84.3 million, compared to $75.5 million for the same period in 2005.
Equipment Financing
Center Capital Corporation (“Center Capital”), a nationwide equipment financing company, had a portfolio which totaled $850.0 million at June 30, 2006, compared to $779.8 million at December 31, 2005 and $687.5 million at June 30, 2005. Center Capital originated $124.1 million in loans during the second quarter of 2006, compared to $107.5 million during the same period a year ago.
Insurance Premium Financing
Budget Installment Corporation (“BIC”) provides insurance premium financing products covering commercial property and casualty policies for businesses throughout the United States. BIC had total loans outstanding of $93.0 million at June 30, 2006, compared to $85.0 million at December 31, 2005 and $79.2 million at June 30, 2005. Loans originated in the second quarter of 2006 totaled $62.4 million, compared to $51.1 million for second quarter of 2005.
Commercial Real Estate Lending
Commercial real estate loans totaled $1.8 billion at both June 30, 2006 and December 31, 2005 and $1.7 billion at June 30, 2005. Growth in the portfolio continues to be offset by prepayments as borrowers find more attractive rates and structures primarily in the secondary markets. Included in these loans are owner-occupied loans originated by the Middle Market division and owner-occupied and non-owner-occupied loans originated in the Business and Professional Banking divisions of $658.0 million at June 30, 2006, $664.0 million at December 31, 2005 and $676.3 million at June 30, 2005. The balance of the portfolio is administered by the Commercial Real Estate Division. During the second quarter of 2006, originations totaled $88.0 million.

Consumer Finance
Mortgage Banking and Residential Mortgage Loans
For the six months ended June 30, 2006, residential mortgage loan originations totaled $1.1 billion, compared to $1.2 billion for the same period in 2005. A majority of this originated loan volume, including servicing, is sold in the secondary market. At June 30, 2006 and December 31, 2005, there were $273.5 million and $262.6 million, respectively, of residential mortgage loans held for sale in the secondary market. See Note 5 of Notes to Consolidated Interim Financial Statements within this report for further information.
The residential mortgage loan portfolio totaled $4.9 billion at June 30, 2006, $4.8 billion at December 31, 2005 and $4.7 billion at June 30, 2005. At June 30, 2006, approximately $1.0 billion, or 17.0%, of the portfolio consisted of adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. At June 30, 2006, approximately $4.0 billion, or 83.0% of the total residential mortgage loan portfolio, consisted of fixed rate loans.
Consumer Loans
At June 30, 2006, consumer loans totaled $2.9 billion, an increase of $182 million, or 6.9%, compared to June 30, 2005 and an increase of $83.9 million, or 3.0%, compared to December 31, 2005. Originations during the second quarter of 2006 totaled $415.0 million compared to $363.6 million for the same period a year earlier. The increase in consumer loans was primarily in home equity loans and lines.
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
The allowance for credit losses analysis includes consideration for the risks associated with unfunded loan commitments and letters of credit. These commitments are converted to estimates of potential loss using loan equivalency factors, and include internal and external historic loss experience. At June 30, 2006, the reserve for unfunded credit commitments was $9.1 million, which represents 5.8% of the total allowance for credit losses. This reserve was established as a separate allocated component of the allowance for credit losses beginning December 31, 2005.
Management considers the adequacy of the allowance for credit losses to be a critical accounting policy. The adequacy of the allowance is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Webster’s market and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for credit losses is adequate as of June 30, 2006, actual results may prove different and these differences could be significant.
See the Allowance for Credit Losses Methodology section within Management’s Discussion and Analysis on pages 33 through 35 of Webster’s 2005 Annual Report on Form 10-K for additional information.

Nonperforming Assets
The amount of nonperforming assets decreased to $64.3 million, or 0.36% of total assets, at June 30, 2006 from $73.0 million, or 0.41% of total assets, at December 31, 2005 and up from $44.2 million, or 0.25% of total assets, at June 30, 2005.
The following table details nonperforming assets:

	June 30,	December 31,	June 30,
(In thousands)	2006	2005	2005

Loans accounted for on a nonaccrual basis:
Commercial:
Commercial banking	$22,930	26,002	17,906
Equipment financing	2,693	3,065	3,466

Total commercial	25,623	29,067	21,372
Commercial real estate	23,291	22,678	11,654
Residential	7,218	6,979	6,690
Consumer	3,065	1,829	1,019

Total nonaccruing loans	59,197	60,553	40,735
Loans past due 90 days or more and accruing:
Commercial	2,542	6,676	1,167

Total nonperforming loans	61,739	67,229	41,902
Foreclosed properties	2,580	5,785	2,339

Total nonperforming assets	$64,319	73,014	44,241

Total nonperforming assets decreased $8.7 million, or 11.9%, from year end, comprised of the following: an increase of $2.4 million in non-performing assets, primarily the result of the migration of one commercial credit, offset by a $7.0 million reduction representing two credits that were returned to accruing status, and $6.7 million from a cash settlement.
The allowance for loan losses at June 30, 2006 was $147.4 million and represented 238.8% of nonperforming loans and 1.16% of total loans. This compares with an allowance of $146.5 million that represented 217.9% of nonperforming loans and 1.19% of total loans at December 31, 2005. For additional information on the allowance, see Note 7 of Notes to Consolidated Interim Financial Statements elsewhere in this report.
Not included in the totals above are performing troubled debt restructurings of $240,000, $12,000 and $389,000 at June 30, 2006, December 31, 2005 and June 30, 2005, respectively.
Other Past Due Loans
The following table sets forth information as to loans past due 30–89 days.

	June 30, 2006		December 31, 2005		June 30, 2005
	Principal	Percent of	Principal	Percent of	Principal	Percent of
(Dollars in thousands)	Balances	total loans	Balances	total loans	Balances	total loans

Past due 30–89 days:
Residential	$10,215	0.08%	$17,717	0.14%	$10,288	0.09%
Commercial	12,298	0.10	46,343	0.38	9,747	0.08
Commercial real estate	12,326	0.10	31,680	0.26	1,212	0.01
Consumer	5,704	0.04	10,878	0.09	5,479	0.05

Total	$40,543	0.32%	$106,618	0.87%	$26,726	0.23%

Deposits
Total deposits increased $585.3 million, or 5.0%, to $12.2 billion at June 30, 2006 from December 31, 2005 and $637.2 million, or 5.5%, from June 30, 2005. The growth since year end was a result of increases in HSA Bank and de novo branch deposits. The percentage of total deposits representing core deposits decreased to 57.9% at June 30, 2006, from 60.0% at December 31, 2005 and 63.3% at June 30, 2005. This shift is due to a higher interest rate environment and both new and existing customer’s preferences for higher yielding certificates of deposit.
Borrowing and Other Debt Obligations
Total borrowed funds, including other long-term debt, decreased $0.4 billion, or 9.7%, to $4.0 billion at June 30, 2006 from December 31, 2005. Borrowings represented 21.9% of assets at June 30, 2006 compared to 24.5% at December 31, 2005 and $23.7% a year ago. The decrease is primarily a result of the reduction in the investment portfolio and the utilization of deposit growth in excess of loan growth to reduce our reliance on wholesale funding. See Notes 11 and 12 of Notes to Consolidated Interim Financial Statements for additional information.
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

The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points over a twelve month period starting June 30, 2006 and December 31, 2005 might have on Webster’s net income for the subsequent twelve month period.

	-200 bp	-100 bp	+100 bp	+200 bp
June 30, 2006	+1.0%	+1.4%	+0.7%	+1.3%
December 31, 2005	+0.3%	+0.8%	-1.3%	-2.6%
Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of the period yield curve constant over the twelve month forecast horizon. Webster is well within policy limits for all scenarios. The flat rate scenario at the end of 2005 assumed a fed Funds rate of 4.25%. The flat rate scenario as of June 30, 2006 is 100 basis points higher at 5.25%. The change in risk to higher rates since year end is mainly due to the potential income recognition of unamortized premium on certain callable FHLB advances if rates rise and the advances are called. The change in the lower rate scenarios is driven by the reduction in mortgage prepayment risk due to the 50 basis point increase in mortgage rates since the end of the year.
The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at June 30, 2006 and December 31, 2005 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

		Estimated	Estimated Economic Value
	Book	Economic	Change
(Dollars in thousands)	Value	Value	-100 BP	+100 BP

June 30, 2006
Assets	$18,022,142	$17,080,978	$350,479	(370,834)
Liabilities	16,377,188	15,441,732	210,254	(191,370)

Total	$1,644,954	$1,639,246	$140,225	(179,464)
Net change as % base net economic value			8.6%	(10.9)%

December 31, 2005
Assets	$17,836,562	$17,121,602	$319,715	(379,819)
Liabilities	16,189,336	15,371,476	246,837	(220,926)

Total	$1,647,226	$1,750,126	$72,878	(158,893)
Net change as % base net economic value			4.2%	(9.1)%
The book value of assets exceeded the estimated economic value at June 30, 2006 and December 31, 2005 principally because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $695.0 million and $698.6 million, respectively.
Changes in net economic value are primarily driven by changing durations of assets and liabilities and by changes in long term rates. Short term rates have risen about 100 basis points since year end while long term rates have risen about 50 basis points. This change in rates has had only a modest impact on equity at risk at June 30, 2006 versus December 31, 2005 in the +100 basis point scenario as seen in the table above. The -100 basis point scenario has improved mainly due to the decreased mortgage prepayment risk from the rise in long term rates.

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
At June 30, 2006 and December 31, 2005, FHLB advances outstanding totaled $1.8 billion and $2.2 billion, respectively. Webster Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.1 billion and $1.0 billion at June 30, 2006 and December 31, 2005, respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $0.8 billion at June 30, 2006 or used to collateralize other borrowings, such as repurchase agreements.
Webster’s main sources of liquidity at the Parent Company are dividends from Webster Bank, investment income and net proceeds from borrowings and capital offerings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster’s common stock and the payment of principal and interest to holders of senior notes and capital securities. There are certain restrictions on the payment of dividends by Webster Bank to the Parent Company. At June 30, 2006, $158.8 million of retained earnings were available for the payment of dividends to the Parent Company. Webster also maintains $75.0 million in available revolving lines of credit with correspondent banks.
For the quarter ended June 30, 2006, a total of 459,252 shares of common stock were repurchased at an average cost of $47.23 per common share. All of the 459,252 shares were repurchased as part of the July 2003, 2.3 million share stock buyback program with 1,170,415 shares remaining available to be repurchased under the program.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 39 and 40 under the caption “Asset/Liability Management and Market Risk”.
Item 4. Controls And Procedures
As of June 30, 2006 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Webster or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1a. Risk Factors
During the second quarter of 2006, there were no material changes to the risk factors relevant to Webster’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
(c)	The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser”, as defined in Section 240.10b-18(a)(3) of the Securities Exchange Act of 1934, of shares of Webster common stock.

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number of		as Part of Publicly	Shares that May Yet Be
	Shares	Average Price	Announced Plans	Purchased under the
Period	Purchased	Paid Per Share	or Programs	Plans or Programs

April 1-30, 2006	1,652	$47.48	1,652	1,628,015

May 1-31, 2006	228,800	46.80	228,800	1,399,215

June 1-30, 2006	228,800	47.66	228,800	1,170,415

Total	459,252	$47.23	459,252	1,170,415

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission Of Matters To A Vote Of Security Holders
(a)	The annual meeting of shareholders was held on April 20, 2006.

(b)	The following individuals were re-elected as directors for a three-year term at the annual meeting: Robert A. Finkenzeller, Roger A. Gelfenbien and Laurence C. Morse. The other continuing directors are: Joel S. Becker, William T. Bromage, George T. Carpenter, John J. Crawford, C. Michael Jacobi, Karen R. Osar, James C. Smith and Robert F. Stoico.

(c)	The following matters were voted upon and approved by Webster’s shareholders at the 2006 Annual Meeting of Shareholders held on April 20, 2006: (i) election of three directors to serve for three-year terms (Proposal 1); and (ii) ratification of the appointment of KPMG LLP as the independent registered public accounting firm for Webster for the fiscal year ending December 31, 2006 (Proposal 2).

The votes tabulated by an independent inspector of election for the above-listed proposals were as follows:

Proposal 1

Robert A. Finkenzeller received 46,321,710 votes for election and 1,123,516 votes were withheld; Roger A. Gelfenbien received 46,501,490 votes for election and 943,736 votes were withheld; and Laurence C. Morse received 46,568,208 votes for election and 877,018 votes were withheld. There were no abstentions or broker non-votes for any of the nominees.

Proposal 2

Shareholders cast 46,658,163 votes for, 674,546 votes against and 112,515 abstentions.

(d)	Not applicable.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits

2.1	Agreement and Plan of Merger by and between Webster Financial Corporation and NewMil Bancorp dated as of April 24, 2006 (filed as Exhibit 2.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 with the SEC on May 11, 2006 and incorporated herein by reference).

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-31486) filed within the SEC on March 10, 2006 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

3.3	Bylaws, as amended effective April 19, 2004 (filed as Exhibit 3.3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 with the SEC on May 10, 2004 and incorporated herein by reference).

4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

10.1	Non-Competition Agreement by and between Webster Financial Corporation and Gerald P. Plush dated as of July 5, 2006.

10.2	Change of Control Agreement by and between Webster Financial Corporation and Gerald P. Plush dated as of July 5, 2006.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: August 4, 2006	By:	/s/	William J. Healy

William J. Healy
Executive Vice President and
Chief Financial Officer
Principal Financial Officer

Exhibit Index

2.1	Agreement and Plan of Merger by and between Webster Financial Corporation and NewMil Bancorp dated as of April 24, 2006 (filed as Exhibit 2.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 with the SEC on May 11, 2006 and incorporated herein by reference).

3.2	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-31486) filed within the SEC on March 10, 2006 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

3.3	Bylaws, as amended effective April 19, 2004 (filed as Exhibit 3.3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 with the SEC on May 10, 2004 and incorporated herein by reference).

4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

10.1	Non-Competition Agreement by and between Webster Financial Corporation and Gerald P. Plush dated as of July 5, 2006.

10.2	Change of Control Agreement by and between Webster Financial Corporation and Gerald P. Plush dated as of July 5, 2006.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.