Form 10-Q
period 2006-09-30
WEBSTER FINANCIAL CORP
filed 2006-11-07
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.
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
The number of shares of common stock outstanding as of October 31, 2006 was 56,160,397.

ITEM 1. INTERIM FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2006	2005

Assets:
Cash and due from depository institutions	$243,434	$293,706
Short-term investments	9,562	36,302
Securities (Note 4):
Trading, at fair value	2,848	2,257
Available for sale, at fair value	2,249,935	2,555,419
Held-to-maturity (fair value of $1,054,093 and $1,132,223)	1,064,188	1,142,909
Loans held for sale (Notes 5 and 15)	309,149	267,919
Loans, net (Notes 6 and 7)	12,874,264	12,138,800
Accrued interest receivable	93,844	85,779
Goodwill and other intangible assets (Note 8)	692,388	698,570
Cash surrender value of life insurance	245,108	237,822
Premises and equipment	189,562	182,856
Deferred tax asset (Note 9)	52,670	55,313
Prepaid expenses and other assets	111,862	138,910

Total assets	$18,138,814	$17,836,562

Liabilities and Shareholders’ Equity:
Deposits (Note 10)	$12,304,053	$11,631,145
Federal Home Loan Bank advances (Note 11)	1,867,393	2,214,010
Securities sold under agreements to repurchase and other short-term debt (Note 12)	1,466,845	1,522,381
Other long-term debt	636,028	640,906
Reserve for unfunded credit commitments (Note 7)	8,885	9,146
Accrued expenses and other liabilities	162,886	162,171

Total liabilities	16,446,090	16,179,759

Preferred stock of subsidiary corporation	9,577	9,577

Shareholders’ equity (Note 13):
Common stock, $.01 par value;
Authorized - 200,000,000 shares at September 30, 2006 and December 31, 2005
Issued - 54,132,503 shares at September 30, 2006 and 54,117,218 shares at December 31, 2005	541	541
Paid-in capital	624,183	619,644
Retained earnings	1,130,107	1,075,984
Less: Treasury stock, at cost; 1,656,308 shares at September 30, 2006 and 455,426 shares at December 31, 2005	(77,254)	(21,065)
Accumulated other comprehensive income (loss)	5,570	(27,878)

Total shareholders’ equity	1,683,147	1,647,226

Total liabilities and shareholders’ equity	$18,138,814	$17,836,562

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2006	2005	2006	2005

Interest Income:
Loans	$215,094	$175,680	$617,765	$501,434
Securities and short-term investments	40,883	43,775	121,612	127,358
Loans held for sale	4,366	3,686	11,022	9,382

Total interest income	260,343	223,141	750,399	638,174

Interest Expense:
Deposits (Note 10)	85,058	51,338	220,005	131,305
Federal Home Loan Bank advances and other borrowings	40,092	30,993	114,353	87,155
Other long-term debt	12,757	11,198	36,641	32,035

Total interest expense	137,907	93,529	370,999	250,495

Net interest income	122,436	129,612	379,400	387,679
Provision for credit losses (Note 7)	3,000	2,000	8,000	7,500

Net interest income after provision for credit losses	119,436	127,612	371,400	380,179

Noninterest Income:
Deposit service fees	25,252	22,182	71,271	63,058
Insurance revenue	9,793	10,973	30,505	33,337
Loan related fees	7,760	7,739	24,746	23,942
Wealth and investment services	6,738	5,554	20,022	16,977
(Loss) gain on sale of loans and loan servicing, net	(185)	3,703	5,626	9,251
Increase in cash surrender value of life insurance	2,368	2,341	7,053	6,881
Loss on write-down of securities available for sale to fair value (Note 4)	(48,879)	—	(48,879)	—
Gain on sale of securities, net	2,307	1,141	4,021	2,607
Other income	1,693	2,347	4,752	6,603

Total noninterest income	6,847	55,980	119,117	162,656

Noninterest Expenses:
Compensation and benefits	62,050	60,808	191,638	176,564
Occupancy	11,977	10,482	35,983	32,151
Furniture and equipment	13,840	13,009	41,397	35,418
Intangible assets amortization (Note 8)	3,079	5,001	11,000	14,912
Marketing	4,211	3,339	12,127	10,286
Professional services	4,302	3,626	11,310	11,368
Conversion and infrastructure costs	—	2,217	—	6,857
Acquisition costs	868	—	933	—
Other expenses	15,523	16,450	47,951	48,655

Total noninterest expenses	115,850	114,932	352,339	336,211

Income before income taxes	10,433	68,660	138,178	206,624
Income taxes	1,436	22,058	42,186	66,269

Net Income	$8,997	$46,602	$95,992	$140,355

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited), continued

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2006	2005	2006	2005

Net income	$8,997	$46,602	$95,992	$140,355

Basic earnings per share	$0.17	$0.87	$1.82	$2.62
Diluted earnings per share	0.17	0.86	1.80	2.59
Dividends paid per common share	0.27	0.25	0.79	0.73

Average shares outstanding:
Basic	52,241	53,648	52,654	53,612
Diluted	52,871	54,310	53,276	54,269

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended September 30,
(In thousands)	2006	2005

Net Income	$8,997	$46,602

Other comprehensive income (loss), net of tax:
Reclassification adjustment for loss on write-down of securities available for sale included in net income (net of tax effect of $17,111)	31,768	—
Unrealized net holding gain (loss) on securities available for sale arising during period, excluding effect of write-down (net of tax effect of $10,068 and $(4,974) for 2006 and 2005, respectively)	17,458	(9,199)
Reclassification adjustment for net realized security gains included in net income (net of tax effect of $(888) and $(288) for 2006 and 2005, respectively)	(1,340)	(535)
Reclassification adjustment for cash flow hedge gain amortization included in net income	(42)	(43)
Reclassification adjustment for amortization of unrealized loss upon transfer of securities to held to maturity (net of tax effect of $98 and $125 for 2006 and 2005, respectively)	182	232

Other comprehensive income (loss)	48,026	(9,545)

Comprehensive income	$57,023	$37,057

	Nine months ended September 30,
(In thousands)	2006	2005

Net Income	$95,992	$140,355

Other comprehensive income (loss), net of tax:
Reclassification adjustment for loss on write-down of securities available for sale included in net income (net of tax effect of $17,111)	31,768	—
Unrealized net holding gain (loss) on securities available for sale arising during period, excluding effect of write-down (net of tax effect of $2,701 and $(8,002) for 2006 and 2005, respectively)	3,562	(14,860)
Reclassification adjustment for net realized security gains included in net income (net of tax effect of $(1,510) and $(773) for 2006 and 2005, respectively)	(2,278)	(1,437)
Reclassification adjustment for cash flow hedge gain amortization included in net income	(126)	(127)
Reclassification adjustment for amortization of unrealized loss upon transfer of securities to held to maturity (net of tax effect of $281 and $381 for 2006 and 2005, respectively)	522	707

Other comprehensive income (loss)	33,448	(15,717)

Comprehensive income	$129,440	$124,638

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

					Accumulated
					Other
	Common	Paid-in	Retained	Treasury	Comprehensive
(In thousands, except per share data)	Stock	Capital	Earnings	Stock	Income (Loss)	Total

Nine months ended September 30, 2005:
Balance, December 31, 2004	$536	605,696	942,830	(547)	(4,541)	1,543,974
Net income for the nine months ended September 30, 2005	—	—	140,355	—	—	140,355
Dividends paid:
$.73 per common share	—	—	(39,280)	—	—	(39,280)
Exercise of stock options	4	5,327	—	91	—	5,422
Tax benefit from stock options exercised	—	2,077	—	—	—	2,077
Common stock repurchased	—	—	—	(8,676)	—	(8,676)
Stock-based compensation expense	—	4,660	—	1,913	—	6,573
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	(16,297)	(16,297)
Amortization of deferred hedging gain	—	—	—	—	(127)	(127)
Amortization of unrealized loss on securities transferred to held to maturity, net of taxes	—	—	—	—	707	707
Employee Stock Purchase Plan	—	438	—	716	—	1,154

Balance at September 30, 2005	$540	618,198	1,043,905	(6,503)	(20,258)	1,635,882

Nine months ended September 30, 2006:
Balance, December 31, 2005	$541	619,644	1,075,984	(21,065)	(27,878)	1,647,226
Net income for the nine months ended September 30, 2006	—	—	95,992	—	—	95,992
Dividends paid:
$.79 per common share	—	—	(41,869)	—	—	(41,869)
Exercise of stock options	—	(1,878)	—	4,583	—	2,705
Tax benefit from stock options exercised	—	566	—	—	—	566
Common stock repurchased	—	—	—	(61,557)	—	(61,557)
Stock-based compensation expense	—	5,359	—	785	—	6,144
Decrease in net unrealized loss on securities available for sale due to write-down to fair value, net of taxes	—	—	—	—	31,768	31,768
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	1,284	1,284
Amortization of deferred hedging gain	—	—	—	—	(126)	(126)
Amortization of unrealized loss on securities transferred to held to maturity, net of taxes	—	—	—	—	522	522
Employee Stock Purchase Plan	—	492	—	—	—	492

Balance at September 30, 2006	$541	624,183	1,130,107	(77,254)	5,570	1,683,147

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
(In thousands)	2006	2005

Operating Activities:
Net income	$95,992	$140,355
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	8,000	7,500
Depreciation and amortization	25,173	23,089
Amortization of intangible assets	11,000	14,912
Stock-based compensation	6,144	6,573
Net gain on sale of foreclosed properties	(48)	(85)
Loss on write-down of securities available for sale to fair value	48,879	—
Net gain on sale of securities	(3,788)	(2,210)
Net gain on sale of loans and loan servicing	(5,626)	(9,251)
Increase in cash surrender value of life insurance	(7,053)	(6,881)
Net gain on trading securities	(233)	(397)
Increase in trading securities	(358)	(1,504)
Loans originated for sale	(1,306,371)	(1,365,670)
Proceeds from sale of loans originated for sale	1,270,767	1,274,767
Increase in interest receivable	(8,065)	(8,910)
Decrease (increase) in prepaid expenses and other assets	2,438	(22,962)
Decrease in accrued expenses and other liabilities	(3,838)	(71,867)
Proceeds from surrender of life insurance contracts	—	792
Company contribution to stock purchased by the Employee Stock Purchase Plan	492	1,154

Net cash provided by (used in) operating activities	133,505	(20,595)

Investing Activities:
Purchases of available for sale securities	(69,796)	(788,703)
Purchases of held to maturity securities	(14,899)	(54,648)
Proceeds from maturities and principal payments of available for sale securities	300,661	358,655
Proceeds from maturities and principal payments of held to maturity securities	93,365	121,787
Proceeds from sales of available for sale securities	80,201	233,805
Proceeds from sales of held to maturity securities	—	743
Net decrease in short-term investments	26,740	116,881
Net increase in loans	(753,155)	(499,473)
Proceeds from sale of foreclosed properties	5,234	2,561
Net purchases of premises and equipment	(29,560)	(47,645)
Net cash received for acquisitions	—	16,869

Net cash used in investing activities	(361,209)	(539,168)

Financing Activities:
Net increase in deposits	672,908	949,900
Proceeds from FHLB advances	53,213,679	30,686,000
Repayment of FHLB advances	(53,554,657)	(31,204,008)
Net (decrease) increase in federal funds purchased and securities sold under agreement to repurchase	(54,343)	199,362
Repayment of other long-term debt	—	(10,000)
Cash dividends to common shareholders	(41,869)	(39,280)
Exercise of stock options	3,271	7,499
Common stock repurchased	(61,557)	(8,676)

Net cash provided by financing activities	177,432	580,797

(Decrease) increase in cash and cash equivalents	(50,272)	21,034
Cash and cash equivalents at beginning of period	293,706	248,825

Cash and cash equivalents at end of period	$243,434	$269,859

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued

	Nine months ended September 30,
(In thousands)	2006	2005

Supplemental Disclosures:
Income taxes paid	$36,833	$65,813
Interest paid	365,400	243,528

Supplemental Schedule of Noncash Investing and Financing Activities:
Transfer of loans to foreclosed properties	$1,405	$1,075

Purchase Transactions:
Fair value of noncash assets acquired	$—	$235,693
Fair value of liabilities assumed	—	210,786

Sale Transactions:
Fair value of noncash assets sold	$—	$105,656
Fair value of liabilities sold	—	56,237

See accompanying Notes to Consolidated Interim Financial Statements.

NOTE 1: Basis of Presentation and Principles of Consolidation
The Consolidated Interim Financial Statements include the accounts of Webster Financial Corporation (“Webster” or the “Company”) and its subsidiaries. The Consolidated Interim Financial Statements and Notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results which may be expected for the year as a whole.
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
NOTE 2: Share-Based Compensation
Webster has a share-based compensation plan (the “Plan”) that covers employees and directors and a Director Retainer Fees Plan for non-employee directors (collectively, the “Plans”). The compensation cost that has been included in compensation and benefits expense for the Plans totaled $2.0 million and $2.2 million for the three months ended September 30, 2006 and 2005, respectively, and $6.1 million and $6.6 million for the nine months ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $0.6 million and $0.7 million for the three months ended September 30, 2006 and 2005, respectively, and $2.0 million and $2.1 million for the nine months ended September 30, 2006 and 2005, respectively.
The Plans, which are shareholder-approved, permit the grant of incentive and nonqualified stock options, restricted stock and stock appreciation rights (“SARS”) to employees and directors for up to 6.7 million shares of common stock. Webster believes that such awards better align the interests of its employees with those of its shareholders. Option awards are granted with an exercise price equal to the market price of Webster’s stock at the date of grant and vest over periods ranging from three to four years. These options grant the holder the right to acquire a share of Webster common stock for each option held and have a contractual life of ten years.
During the nine months ended September 30, 2006, there were 5,992 restricted common shares granted to senior management, which vest over a period ranging from one to three years, including 4,940 shares granted during the three months ended September 30, 2006. The Plan also permits performance-based restricted stock awards. These performance-based awards vest after three years in a range from zero to 200% of the target number of shares under the grant, dependent upon Webster’s ranking for total shareholder return among a blended peer group of companies in the S&P Midcap 400 Financial Services Subset index and the KBW 50 index. During the three and nine months ended September 30, 2006, there were no performance-based restricted stock awards granted.
The Director Retainer Fees Plan provides non-employee directors with restricted shares for a portion of their annual retainer for services rendered as directors. During the nine months ended September 30, 2006, there were 4,806 shares granted to directors. No grants were made to directors during the three months ended September 30, 2006. The grant-date fair value of restricted share awards to directors and management under the Plans is amortized to noninterest expense over the service vesting period and such expense is reflected in compensation and benefits expense.

On January 1, 2006, Webster adopted the provisions of SFAS No. 123 (R), “Share-Based Payment”, which requires compensation cost relating to share-based payment transactions to be recognized in the financial statements, based upon the fair value of the instruments issued. SFAS No. 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted stock plans, performance-based awards, share appreciation rights and employee purchase plans. SFAS No. 123 (R) replaces SFAS No. 123, which established as preferable a fair value based method of accounting for share-based compensation with employees. Since Webster adopted the provisions of SFAS No. 123, effective January 1, 2002, the adoption of SFAS No. 123 (R) as of January 1, 2006 did not have a material impact on Webster’s Consolidated Financial Statements.
The fair value of each option award is estimated on the date of grant using the Black-Scholes Option-Pricing Model. The weighted-average assumptions used for options granted during the three and nine months ended September 30, 2006 and 2005 are noted in the following table. Webster uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of grant.
Weighted Average Assumptions

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Expected term (years)	6.07	N/A	6.07	7.87
Expected dividend yield	2.25%	N/A	2.25%	2.00
Expected volatility	24.60	N/A	25.41	35.78
Expected forfeiture rate	5.00	N/A	5.00	5.00
Risk-free interest rate	4.96	N/A	4.86	4.20
Fair value of options granted	$12.36	N/A	$12.63	16.45
A summary of options under the Plans as of September 30, 2006, and activity during the nine months then ended, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Term	Value
	Number	Price	(in years)	(in thousands)

Options outstanding at beginning of the period	3,256,967	$35.22
Options granted	55,670	47.81
Options exercised	(98,722)	26.95
Options forfeited	(42,840)	45.61
Options expired	(8,639)	32.19

Options outstanding at end of the period	3,162,436	$35.56	5.0	$37,596

Options exercisable at end of the period	2,363,559	$31.89	4.0	$36,240

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Webster’s closing stock price on the last trading day of the third quarter of 2006 and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The aggregate intrinsic value fluctuates based on changes in the fair market value of Webster’s stock.
The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $0.6 million and $2.0 million, respectively, and $2.0 million and $8.3 million for the nine months ended September 30, 2006 and 2005, respectively.
The following table summarizes information about options outstanding and options exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$15.01 — 20.00	101,651	0.4	$18.77	101,651	$18.77
20.01 — 25.00	592,357	3.9	23.11	592,357	23.11
25.01 — 30.00	335,026	4.2	29.04	335,026	29.04
30.01 — 35.00	905,769	3.2	33.61	831,169	33.52
35.01 — 40.00	134,225	5.7	37.50	130,600	37.51
40.01 — 45.00	112,468	8.3	43.88	74,366	43.85
45.01 — 50.00	977,940	7.8	47.62	297,190	46.98
50.01 — 51.31	3,000	7.8	51.04	1,200	51.14

	3,162,436	5.0	$35.56	2,363,559	$31.89

The following table summarizes Webster’s restricted stock activity for the nine months ended September 30, 2006:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value

Restricted stock at beginning of the period	259,167	$44.37
Granted	54,465	47.61
Vested	(23,427)	39.49
Forfeited	(34,503)	41.26

Restricted stock at end of the period	255,702	$45.33

As of September 30, 2006, there was $11.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The fair value of shares that vested during the nine months ending September 30, 2006 and 2005 was $1.1 million and $1.0 million, respectively.
NOTE 3: Purchase and Sale Transactions
On April 25, 2006, Webster announced a definitive agreement to acquire NewMil Bancorp, Inc. (“NewMil”), headquartered in New Milford, Connecticut. On October 6, 2006, Webster completed its acquisition of NewMil. NewMil was the holding company for NewMil Bank, a state-chartered savings bank with $706.1 million in assets, $505.8 million in loans, $615.5 million in deposits and 20 branches in Connecticut. NewMil was merged with and into Webster, with Webster being the surviving corporation, and NewMil Bank was merged with and into Webster Bank, N.A., with Webster Bank being the surviving institution. Under the terms of the merger, Webster acquired NewMil through a tax-deferred, stock-for-stock exchange of all of the outstanding shares of NewMil’s common stock. For each issued and outstanding share of NewMil common stock, NewMil shareholders received approximately 0.8736 of a share of Webster common stock, which was the equivalent of $41.00 per share of Webster’s common stock, for a total number of shares of 3.6 million with a fair value of approximately $172.9 million.

NOTE 4: Securities
At September 30, 2006, Webster recognized an impairment loss on all of its mortgage-backed securities (“MBS”) classified as available for sale. A description of the transaction follows the tables.
A summary of trading, available for sale and held to maturity securities follows:

	September 30, 2006				December 31, 2005
	Amortized	Unrealized		Estimated	Amortized	Unrealized		Estimated
(In thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Trading:
Municipal bonds and notes				$2,848				$2,257

Available for Sale:
Corporate bonds and notes	$176,326	4,677	(611)	180,392	$197,101	5,384	(1,162)	201,323
Equity securities (a)	214,320	7,391	(642)	221,069	223,043	5,542	(559)	228,026
Mortgage-backed securities	1,848,474	—	—	1,848,474	2,176,121	27	(50,078)	2,126,070

Total available for sale	$2,239,120	12,068	(1,253)	2,249,935	$2,596,265	10,953	(51,799)	2,555,419

Held to maturity:
Municipal bonds and notes	$403,217	11,704	(517)	414,404	$401,112	8,237	(1,011)	408,338
Mortgage-backed securities	660,971	—	(21,282)	639,689	741,797	—	(17,912)	723,885

Total held to maturity	$1,064,188	11,704	(21,799)	1,054,093	$1,142,909	8,237	(18,923)	1,132,223

(a)	As of September 30, 2006, the fair value of equity securities consisted of FHLB stock of $123.1 million, FRB stock of $36.3 million, common stock of $41.2 million and preferred stock of $20.5 million. The fair value of equity securities at December 31, 2005 consisted of FHLB stock of $133.4 million, FRB stock of $36.3 million, common stock of $38.4 million and preferred stock of $19.9 million.
The following table identifies temporarily impaired investment securities as of September 30, 2006 segregated by length of time the securities had been in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or Longer		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available for Sale:
Corporate bonds and notes	$31,788	(94)	20,257	(517)	52,045	(611)
Equity securities	3,183	(65)	3,916	(488)	7,099	(553)
Mortgage-backed securities	—	—	—	—	—	—

Total available for sale	$34,971	(159)	24,173	(1,005)	59,144	(1,164)

Held to maturity:
Municipal bonds and notes	$11,983	(104)	22,151	(413)	34,134	(517)
Mortgage-backed securities	—	—	639,689	(21,282)	639,689	(21,282)

Total held to maturity	$11,983	(104)	661,840	(21,695)	673,823	(21,799)

Total securities	$46,954	(263)	686,013	(22,700)	732,967	(22,963)

The following table identifies temporarily impaired investment securities as of December 31, 2005 segregated by length of time the securities had been in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or Longer		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available for Sale:
Corporate bonds and notes	$8,678	(431)	15,353	(731)	24,031	(1,162)
Equity securities	22,601	(133)	3,979	(426)	26,580	(559)
Mortgage-backed securities	688,628	(10,475)	1,426,055	(39,603)	2,114,683	(50,078)

Total available for sale	$719,907	(11,039)	1,445,387	(40,760)	2,165,294	(51,799)

Held to maturity:
Municipal bonds and notes	$62,907	(589)	15,851	(422)	78,758	(1,011)
Mortgage-backed securities	522,006	(12,576)	201,879	(5,336)	723,885	(17,912)

Total held to maturity	$584,913	(13,165)	217,730	(5,758)	802,643	(18,923)

Total securities	$1,304,820	(24,204)	1,663,117	(46,518)	2,967,937	(70,722)

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
In accordance with applicable accounting literature, Webster must demonstrate an ability and intent to hold impaired securities until full recovery of their cost basis. Management uses both internal and external information sources to arrive at the most informed decision. This quantitative and qualitative assessment begins with a review of general market conditions and changes to market conditions, credit, investment performance and structure since the prior review period. The ability to hold impaired securities will involve a number of factors, including: forecasted recovery period based on average life; whether its return provides satisfactory carry relative to funding sources; Webster’s capital, earnings and cash flow positions; and compliance with various debt covenants, among other things. As of September 30, 2006, Webster had the ability and intent to hold all temporarily impaired securities to full recovery, which may be until maturity. As of September 30, 2006, an other-than-temporary impairement loss was recognized for all unrealized losses on the mortgage-backed securities portfolio classified as available for sale.
As outlined on Webster’s press release issued on October 17, 2006 and filed on Form 8-K, management evaluated the available for sale securities portfolio in light of changing market conditions and other factors, and determined that Webster would sell its entire portfolio of MBS classified as available for sale (approximately $1.9 billion as of September 30, 2006). Approximately $1.25 billion of proceeds from the sale of securities would be used to repay wholesale funding (short-term borrowings), with the remaining $650 million in proceeds expected to be used to purchase different securities to extend duration and improve the overall portfolio yield.
A net unrealized loss on the available for sale MBS portfolio of $48.9 million ($31.8 million after tax or $0.60 per common share), was recognized in the consolidated statement of income for the three months ended September 30, 2006. In October 2006 the Company sold the MBS available for sale portfolio at a pre-tax loss of approximately $2.4 million, which will be recognized in the consolidated statement of income for the three months ended December 31, 2006.
Management focused on several key factors in making its determination regarding the securities portfolio, including Webster’s overall interest rate risk as well as its future earnings and capital position. As part of this process, management identified the securities where there is no longer the intent to hold to full recovery. Driving the determination to sell the available for sale MBS portfolio is Webster’s belief that these securities will likely continue to yield less than the cost of short-term borrowings.

For the balance of Webster’s securities portfolio, a determination of impairment at September 30, 2006 began with a recognition that market yields increased during 2005 and through the nine months ended September 30, 2006, reflecting the impact of seventeen interest rate increases of 25 basis points, or 425 basis points in total, by the Federal Reserve from June 2004 through September 2006.
At September 30, 2006 Webster had $0.7 billion in securities with an unrealized loss of $22.7 million for twelve months or longer. These securities have had varying levels of unrealized loss due to higher interest rates subsequent to their purchase. Approximately 94 percent of that unrealized loss, or $21.3 million, was concentrated in MBS held to maturity totaling $0.6 billion in fair value. These securities carry AAA ratings or Agency-implied AAA credit ratings and are currently performing as expected. Management does not consider these investments to be other-than-temporarily impaired and Webster has the ability and intent to hold these investments to full recovery of the cost basis. Management expects that recovery of these temporarily impaired securities will occur over the weighted-average estimated remaining life of these securities.
Available for sale corporate securities totaling $20.3 million at September 30, 2006, with an unrealized loss of $0.5 million, were impaired for twelve consecutive months or longer due to higher interest rates subsequent to their purchase. Several corporate securities are unrated, but have undergone an internal credit review. The remaining securities are a mix of investment grade and below investment grade bonds. As a result of the credit review of the issuers, management has determined that there has been no deterioration in credit quality subsequent to purchase or last review period. These securities are currently performing as projected. Management does not consider these investments to be other-than-temporarily impaired based on experience with these types of investments. Webster has the ability and intent to hold these investments to full recovery of the cost basis.
Held to maturity municipal securities totaling $22.2 million at September 30, 2006, with an unrealized loss of $0.4 million, were impaired for twelve consecutive months or longer due to higher interest rates subsequent to their purchase. Most of these bonds are insured AAA rated general obligation bonds with stable ratings. There were no credit downgrades since the last review period. These securities are currently performing as anticipated. Management does not consider these investments to be other-than-temporarily impaired. Webster has the ability and intent to hold these investments to full recovery of the cost basis.
Available for sale equity securities totaling $3.9 million at September 30, 2006, with an unrealized loss of $0.5 million, were impaired for twelve consecutive months or longer. Most of Webster’s equity holdings are issuers in the financial services industry, which is experiencing performance pressures from a flatter yield curve and slowing mortgage originations. The severity of the impairment is consistent with those market developments. Management believes the securities are not other-than-temporarily impaired. Based on our internal evaluation and analyst forecasts of future company trends and performance, management believes that Webster has the ability and intent to hold these securities to full recovery of the cost basis.
The unrealized losses of $0.3 million for less than twelve months at September 30, 2006 are attributable to factors similar to those described above for unrealized losses greater than twelve months.

NOTE 5: Loans Held for Sale
Loans held for sale had a total carrying value of $309.1 million and $267.9 million at September 30, 2006 and December 31, 2005, respectively. Included in the September 30, 2006 balance are $307.9 million in residential mortgage loans and $1.2 million in consumer loans. Included in the December 31, 2005 balance are $262.5 million in residential mortgage loans, $3.2 million in commercial loans and $2.2 million in consumer loans.
At September 30, 2006 and December 31, 2005, residential mortgage origination commitments totaled $289.0 million and $137.2 million, respectively. Residential commitments outstanding at September 30, 2006 consisted of adjustable rate and fixed rate mortgages of $20.0 million and $269.0 million, respectively, at rates ranging from 1.0% to 9.5%. Residential commitments outstanding at December 31, 2005 consisted of adjustable rate and fixed rate mortgages of $14.8 million and $122.4 million, respectively, at rates ranging from 1.0% to 12.3%. Commitments to originate loans generally expire within 60 days. At September 30, 2006 and December 31, 2005, Webster also had outstanding commitments to sell residential mortgage loans of $491.8 million and $343.0 million, respectively. See Note 15 for a further discussion of loan origination and sale commitments.
NOTE 6: Loans, Net
A summary of loans, net follows:

	September 30, 2006		December 31, 2005
(Dollars in thousands)	Amount	%	Amount	%

Residential mortgage loans	$4,845,198	37.2	$4,828,564	39.3

Commercial loans:
Commercial non-mortgage	1,680,445	12.9	1,435,512	11.7
Asset-based lending	821,727	6.3	661,234	5.4
Equipment financing	865,992	6.7	779,782	6.3

Total commercial loans	3,368,164	25.9	2,876,528	23.4

Commercial real estate	1,770,674	13.6	1,808,494	14.7

Consumer loans:
Home equity credit loans	3,004,662	23.1	2,736,274	22.3
Other consumer	33,012	0.2	35,426	0.3

Total consumer loans	3,037,674	23.3	2,771,700	22.6

Total loans	13,021,710	100.0	12,285,286	100.0
Less: allowance for loan losses	(147,446)		(146,486)

Loans, net	$12,874,264		$12,138,800

At September 30, 2006, total loans included $26.8 million of net premiums and $44.7 million of net deferred costs, compared with $24.5 million of net premiums and $36.9 million of net deferred costs at December 31, 2005. The unadvanced portions of closed loans totaled $471.2 million and $547.5 million at September 30, 2006 and December 31, 2005, respectively.
At September 30, 2006 and December 31, 2005, unused portions of home equity credit lines extended were $2.0 billion and $1.7 billion, respectively. Unused commercial lines of credit, letters of credit, standby letters of credit, equipment financing commitments and outstanding commercial loan commitments totaled $3.0 billion at September 30, 2006 and $3.4 billion at December 31, 2005. Consumer loan commitments totaled $69.1 million and $83.2 million at September 30, 2006 and December 31, 2005, respectively.
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

The estimated fair value of commitments to extend credit is considered insignificant at September 30, 2006 and December 31, 2005. Future loan commitments represent residential and commercial mortgage loan commitments, commercial loan and equipment financing commitments, letters of credit and commercial and home equity unused credit lines. The interest rates for these loans are generally established shortly before closing. The interest rates on home equity lines of credit adjust with changes in the prime rate.
A majority of the outstanding letters of credit are performance stand-by letters of credit within the scope of FASB Interpretation No. (“FIN”) 45. These are irrevocable undertakings by Webster, as guarantor, to make payments in the event a specified third party fails to perform under a nonfinancial contractual obligation. Most of the performance stand-by letters of credit arise in connection with lending relationships and have a term of one year or less.
The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. At September 30, 2006, Webster’s stand-by letters of credit totaled $191.3 million. At September 30, 2006, the fair value of stand-by letters of credit is considered insignificant to the unaudited interim financial statements.
NOTE 7: Allowance for Credit Losses
The allowance for credit losses is maintained at a level adequate to absorb probable losses inherent in the loan portfolio and in unfunded credit commitments. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off and reduced by charge-offs on loans.
The following table provides a summary of activity in the allowance for credit losses:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2006	2005	2006	2005

Balance at beginning of period	$156,471	154,822	$155,632	150,112
Provisions charged to operations	3,000	2,000	8,000	7,500

Subtotal	159,471	156,822	163,632	157,612

Charge-offs	(3,680)	(2,719)	(8,825)	(6,994)
Recoveries	540	949	1,524	4,434

Net charge-offs	(3,140)	(1,770)	(7,301)	(2,560)

Balance at end of period	$156,331	155,052	$156,331	155,052

Net loan charge-offs as a percentage of average total loans (2)	0.10%	0.06%	0.08%	0.03%

	September 30,	September 30,
(In thousands)	2006	2005

Components:
Allowance for loan losses	$147,446	155,052
Reserve for unfunded credit commitments (1)	8,885	—

Allowance for credit losses	$156,331	155,052

Allowance for loan losses as a percentage of total loans	1.13%	1.27%
Allowance for credit losses as a percentage of total loans	1.20	1.27

(1)	Effective December 31, 2005, Webster transferred the portion of the allowance for loan losses related to commercial and consumer lending commitments and letters of credit to the reserve for unfunded credit commitments. This reserve amounted to $9.1 million at December 31, 2005.

(2)	Net loan charge-offs as a percentage of average loans is calculated by annualizing the charge off amounts for the three month and nine month periods and dividing the result by average total loans for the respective periods.

NOTE 8: Goodwill and Other Intangible Assets
The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization:

	September 30,	December 31,
(In thousands)	2006	2005

Balances not subject to amortization:
Goodwill	$647,670	$642,889
Pension assets	1,881	1,844

Balances subject to amortization:
Core deposit intangibles	36,733	47,227
Other identified intangibles	6,104	6,610

Total goodwill and other intangible assets	$692,388	$698,570

Changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

	Retail	Commercial
(In thousands)	Banking	Banking	Total

Balance at December 31, 2005	$611,378	$31,511	$642,889
Purchase price adjustments	44	4,737	4,781

Balance at September 30, 2006	$611,422	$36,248	$647,670

The addition to goodwill is principally due to a final year earn-out of contingent consideration related to the acquisition of Budget Installment Corporation.
Amortization of intangible assets for the nine months ended September 30, 2006, totaled $11.0 million. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(In thousands)

For years ending December 31,
2006 (full year)	$14,085
2007	9,441
2008	5,000
2009	4,816
2010	4,745
Thereafter	15,750

Goodwill and amortizable intangible assets related to the acquisition of NewMil are not reflected within this note as this transaction closed in October 2006. Relevant information will be provided in the Company’s 2006 Form 10-K.

NOTE 9: Deferred Tax Asset
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2006 and December 31, 2005 are summarized below. Temporary differences result from the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance has been established for the full amount of the deferred tax assets applicable to Connecticut, Massachusetts and Rhode Island due to uncertainties of realization.

	September 30,	December 31,
(In thousands)	2006	2005

Deferred tax assets:
Allowance for credit losses	$60,721	$60,721
Net operating loss and tax credit carry forwards	22,897	19,350
Loss on write-down of securities available for sale to fair value	19,491	—
Net unrealized loss on securities available for sale	—	14,296
Compensation and employee benefit plans	14,827	9,265
Intangible assets	4,490	5,314
Deductible acquisition costs	1,855	2,793
Other	3,609	3,594

Total deferred tax assets	127,890	115,333
Less: valuation allowance	(28,789)	(21,320)

Deferred tax assets, net of valuation allowance	99,101	94,013

Deferred tax liabilities:
Deferred loan costs	17,470	11,575
Premises and equipment	6,281	8,811
Equipment financing leases	7,741	7,174
Purchase accounting and fair-value adjustments	5,099	4,968
Net unrealized gains on securities available for sale	4,312	—
Mortgage servicing rights	2,842	2,728
Other	2,686	3,444

Total deferred tax liabilities	46,431	38,700

Deferred tax asset	$52,670	$55,313

Management believes it is more likely than not that Webster will realize its net deferred tax assets, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that any specific level of future income will be generated.

NOTE 10: Deposits
The following table summarizes the period end balance and the composition of deposits:

	September 30, 2006		December 31, 2005
		Percentage		Percentage
(In thousands)	Amount	of Total	Amount	of Total

Demand	$1,453,317	11.8%	$1,546,096	13.3%
NOW	1,281,922	10.4	1,412,821	12.2
Money market	2,078,797	16.9	1,789,781	15.4
Savings	1,838,494	14.9	2,015,045	17.3
Health savings accounts (“HSA”)	277,662	2.3	209,582	1.8
Retail certificates of deposit	4,583,508	37.3	4,249,874	36.5
Treasury certificates of deposit	790,353	6.4	407,946	3.5

Total	$12,304,053	100.0%	$11,631,145	100.0%

Interest expense on deposits is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2006	2005	2006	2005

NOW	$1,263	1,039	$3,764	2,976
Money market	19,337	11,816	45,440	28,727
Savings	5,693	4,049	16,013	12,991
HSA	1,966	1,116	5,339	2,466
Retail certificates of deposit	46,814	29,270	124,115	75,930
Treasury certificates of deposit	9,985	4,048	25,334	8,215

Total	$85,058	51,338	$220,005	131,305

NOTE 11: Federal Home Loan Bank Advances
Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

	September 30, 2006		December 31, 2005
	Total		Total
(In thousands)	Outstanding	Callable	Outstanding	Callable

Fixed Rate:
4.03 % to 5.42 % due in 2006	$621,902	—	$1,213,468	—
4.09 % to 7.45 % due in 2007	740,571	—	442,383	—
3.93 % to 5.93 % due in 2008	167,763	67,000	175,119	74,000
4.98 % to 5.96 % due in 2009	138,000	123,000	138,000	123,000
4.95 % to 8.44 % due in 2010	135,262	35,000	135,311	35,000
6.60 % to 6.60 % due in 2011	1,250	—	41,421	40,000
5.22 % to 5.49 % due in 2013	49,000	49,000	49,000	49,000
0.00 % to 6.00 % due in 2015 to 2023	1,301	—	1,325	—

	1,855,049	274,000	2,196,027	321,000
Unamortized premiums and hedge accounting adjustments	12,344	—	17,983	—

Total advances	$1,867,393	274,000	$2,214,010	321,000

Webster Bank had additional borrowing capacity of approximately $1.1 billion from the FHLB at September 30, 2006 and $1.0 billion at December 31, 2005. Advances are secured by a blanket security agreement against certain qualifying assets, principally residential mortgage loans. At September 30, 2006 and December 31, 2005, Webster Bank had unencumbered investment securities available to secure additional borrowings. If these securities had been used to secure FHLB advances, borrowing capacity at September 30, 2006 and December 31, 2005 would have been increased by an additional $458.0 million and $737.1 million, respectively. At September 30, 2006 Webster Bank was in compliance with the FHLB collateral requirements.

NOTE 12: Securities Sold Under Agreements to Repurchase and Other Short-Term Debt
The following table summarizes securities sold under agreements to repurchase and other short term borrowings:

	September 30,	December 31,
(In thousands)	2006	2005

Securities sold under agreements to repurchase	$909,209	$792,838
Federal funds purchased	238,130	246,375
Treasury tax and loan	317,387	477,066
Other	54	77

	1,464,780	1,516,356
Unamortized premiums and hedge accounting adjustments	2,065	6,025

Total	$1,466,845	$1,522,381

The following table sets forth certain information on short-term repurchase agreements:

	September 30,	December 31,
(Dollars in thousands)	2006	2005

Quarter end balance	$319,457	$401,137
Quarter average balance	319,667	510,084
Highest month end balance during quarter	338,332	572,722
Weighted-average maturity (in months)	0.72	1.30
Weighted-average interest rate at end of period	4.01%	3.16%

NOTE 13: Shareholders’ Equity
Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of Currency of the United States (“OCC”) require Webster and its banking subsidiary to maintain certain minimum ratios, as set forth below. At September 30, 2006, Webster and Webster Bank, were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with the applicable capital requirements.
The following table provides information on the capital ratios:

	Actual		Capital Requirements		Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At September 30, 2006
Webster Financial Corporation
Total capital (to risk-weighted assets)	$1,544,198	10.8%	$1,148,767	8.0%	$1,435,959	10.0%
Tier 1 capital (to risk-weighted assets)	1,184,830	8.3	574,383	4.0	861,575	6.0
Tier 1 leverage capital ratio (to average assets)	1,184,830	6.8	692,755	4.0	865,943	5.0
Webster Bank, N.A.
Total capital (to risk-weighted assets)	$1,500,731	10.6%	$1,132,615	8.0%	$1,415,769	10.0%
Tier 1 capital (to risk-weighted assets)	1,144,400	8.1	566,308	4.0	849,461	6.0
Tier 1 leverage capital ratio (to average assets)	1,144,400	6.7	684,630	4.0	855,788	5.0
At December 31, 2005
Webster Financial Corporation
Total capital (to risk-weighted assets)	$1,537,032	11.1%	$1,107,805	8.0%	$1,384,756	10.0%
Tier 1 capital (to risk-weighted assets)	1,179,158	8.5	553,902	4.0	830,853	6.0
Tier 1 leverage capital ratio (to average assets)	1,179,158	6.9	688,133	4.0	860,166	5.0
Webster Bank, N.A.
Total capital (to risk-weighted assets)	$1,532,996	11.2%	$1,092,476	8.0%	$1,365,595	10.0%
Tier 1 capital (to risk-weighted assets)	1,177,364	8.6	546,238	4.0	819,357	6.0
Tier 1 leverage capital ratio (to average assets)	1,177,364	6.9	680,675	4.0	850,844	5.0

Accumulated other comprehensive income (loss) is comprised of the following components:

	September 30,	December 31,
(In thousands)	2006	2005

Unrealized gain (loss) on available for sale securities (net of tax)	$6,502	$(26,550)
Unrealized loss upon transfer of available for sale securities to held to maturity (net of tax)	(1,996)	(2,518)
Deferred gain on hedge	1,064	1,190

Total	$5,570	$(27,878)

The improvement in accumulated other comprehensive income is due primarily to the recognition of the loss on available for sale mortgage-backed securities in the results of operations for the three months ended September 30, 2006.

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
Three months ended September 30, 2006

	Retail	Commercial		Consolidated
(In thousands)	Banking	Banking	Other	Total

Net interest income	$97,145	$34,061	$(8,770)	$122,436
Provision for credit losses	2,968	6,581	(6,549)	3,000

Net interest income after provision	94,177	27,480	(2,221)	119,436
Noninterest income	44,644	5,279	(43,076)	6,847
Noninterest expense	92,168	16,085	7,597	115,850

Income (loss) before income taxes	46,653	16,674	(52,894)	10,433
Income tax expense (benefit)	12,881	4,604	(16,049)	1,436

Net income (loss)	$33,772	$12,070	$(36,845)	$8,997

Total assets at period end	$10,403,468	$4,314,979	$3,420,367	$18,138,814
Three months ended September 30, 2005

	Retail	Commercial		Consolidated
(In thousands)	Banking	Banking	Other	Total

Net interest income	$98,654	$30,594	$364	$129,612
Provision for credit losses	3,295	5,389	(6,684)	2,000

Net interest income after provision	95,359	25,205	7,048	127,612
Noninterest income	44,433	6,465	5,082	55,980
Noninterest expense	87,606	15,342	11,984	114,932

Income (loss) before income taxes	52,186	16,328	146	68,660
Income tax expense (benefit)	16,766	5,246	46	22,058

Net income (loss)	$35,420	$11,082	$100	$46,602

Total assets at period end	$9,414,973	$3,866,650	$4,525,433	$17,807,056

Nine months ended September 30, 2006

	Retail	Commercial		Consolidated
(In thousands)	Banking	Banking	Other	Total

Net interest income	$293,322	$100,012	$(13,934)	$379,400
Provision for credit losses	9,054	19,093	(20,147)	8,000

Net interest income after provision	284,268	80,919	6,213	371,400
Noninterest income	136,575	19,473	(36,931)	119,117
Noninterest expense	274,731	48,204	29,404	352,339

Income (loss) before income taxes	146,112	52,188	(60,122)	138,178
Income tax expense (benefit)	44,608	15,933	(18,355)	42,186

Net income (loss)	$101,504	$36,255	$(41,767)	$95,992

Total assets at period end	$10,403,468	$4,314,979	$3,420,367	$18,138,814
Nine months ended September 30, 2005

	Retail	Commercial		Consolidated
(In thousands)	Banking	Banking	Other	Total

Net interest income	$293,085	$90,849	$3,745	$387,679
Provision for credit losses	9,857	15,812	(18,169)	7,500

Net interest income after provision	283,228	75,037	21,914	380,179
Noninterest income	126,536	19,755	16,365	162,656
Noninterest expense	251,632	42,433	42,146	336,211

Income (loss) before income taxes	158,132	52,359	(3,867)	206,624
Income tax expense (benefit)	50,717	16,793	(1,241)	66,269

Net income (loss)	$107,415	$35,566	$(2,626)	$140,355

Total assets at period end	$9,414,973	$3,866,650	$4,525,433	$17,807,056
Included in the Retail Banking segment is retail and small business banking, consumer finance, wealth management and insurance. For the nine months ended September 30, 2006, the increase in noninterest income is primarily due to deposit services fees reflecting an increased contribution from HSA Bank, a division of Webster Bank, and growth in NSF and Debit Card fees, as well as investment service fee income due to business growth. The increase in noninterest expense is primarily attributable to increases in retail banking costs including ongoing investments in de novo branch expansion, HSA Bank expenses, higher net costs of the new core systems, new revenue generating personnel, the ongoing build out of the compliance function and other employee related costs.
The Commercial Banking segment includes middle market, specialized lending, equipment financing, asset-based lending, commercial real estate and cash management. Net income increased $1.0 million for the three months ended September 30, 2006 and $0.7 million for the nine months ended September 30, 2006 when compared to the comparable periods in 2005. The increases are attributable to increases in net interest income due to loan growth. Offsetting the increases in net interest income were increases in the provision for credit losses, due to loan growth, and increases in noninterest expense, primarily due to higher compensation and benefits costs attributable to new revenue generating personnel.
Other includes indirect expenses allocated to segments. These expenses include administration, finance, technology, processing operations and other support functions. Other also includes the Treasury unit, which is responsible for managing the wholesale investment portfolio and funding needs. It also includes expenses not allocated to the business lines, the residual impact of methodology allocations such as the provision for credit losses and funds transfer pricing. For the three and nine months ended September 30, 2006, the net losses of $36.8 million and $41.8 million, respectively, and the levels of noninterest income reflect the recognition of the loss on write-down of available for sale mortgage-backed securities to fair value as described in Note 4 of Notes to the Consolidated Interim Financial Statements.

Management uses certain methodologies to allocate income and expenses to the business lines. Funds transfer pricing assigns interest income and interest expense to each line of business on a matched maturity funding concept based on each business’s assets and liabilities. The provision for credit losses is allocated to business lines on an “expected loss” basis. Expected loss is an estimate of the average loss rate that individual credits will experience over an economic cycle, based on historical loss experiences and the grading assigned each loan. This economic cycle methodology differs from that used to determine our consolidated provision for credit losses, which is based on an evaluation of the adequacy of the allowance for credit losses considering the risk characteristics in the portfolio at a point in time. The difference between the sum of the provisions for each line of business determined using the expected loss methodology and the consolidated provision is included in Other. Taxes are allocated to each segment generally based on the effective rate for the period shown.
NOTE 15: Derivative Financial Instruments
At September 30, 2006, there were outstanding interest rate swaps with a total notional amount of $752.5 million. These swaps are used to hedge FHLB advances, repurchase agreements and other long-term debt (subordinated notes and senior notes). The swaps are used to transform the debt from fixed rate to floating rate and qualify for fair value hedge accounting under SFAS No. 133. Of the total, $200.0 million of the interest rate swaps mature in 2007, $202.5 million in 2008, $200.0 million in 2013 and $150.0 million in 2014 with an equal amount of the hedged debt also maturing on these dates. At December 31, 2005, there were outstanding interest rate swaps with a notional amount of $802.5 million.
Webster transacts certain derivative products with its customer base, primarily interest rate swaps. These customer derivatives are offset with matching derivatives with other counterparties in order to minimize risk. Exposure with respect to these derivatives is largely limited to nonperformance by either the customer or the other counterparty. The notional amount of customer derivatives and the related counterparty derivatives each totaled $222.3 million at September 30, 2006 and $261.4 million at December 31, 2005. The customer derivatives and the related counterparty derivatives are marked to market and any difference is reflected in noninterest income.
The fair values and notional amounts of derivatives at September 30, 2006 and December 31, 2005 are summarized below:

	September 30,		December 31,
	2006		2005
	Notional	Estimated	Notional	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Asset and liability management positions
Interest rate swaps:
Receive fixed/pay floating	$752,526	(17,305)	$802,526	(13,013)

Customer related positions
Interest rate swaps:
Receive fixed/pay floating	(222,339)	(1,721)	(214,533)	(2,165)
Receive floating/pay fixed	222,339	3,242	214,529	3,656
Interest rate caps:
Purchased options	45,648	75	46,886	91
Written options	(45,648)	(75)	(46,886)	(91)

Certain derivative instruments, primarily forward sales of MBS, are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding a single-family residential mortgage loan, an interest-rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster Bank is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At September 30, 2006, outstanding rate locks totaled approximately $289.0 million and the outstanding commitments to sell residential mortgage loans totaled $491.8 million. Forward sales, which include mandatory forward commitments of approximately $431.1 million and best efforts forward commitments of approximately $60.7 million at September 30, 2006, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. Webster Bank will still have certain execution risk, that is, risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell.
The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings. Loans held for sale are carried at the lower of aggregate cost or fair value.
NOTE 16: Pension and Other Benefits
The following table provides information regarding net benefit costs for the periods shown:

(In thousands)
	Pension Benefits		Other Benefits
Three months ended September 30,	2006	2005	2006	2005

Service cost	$2,054	2,124	$—	—
Interest cost	1,550	1,402	70	39
Expected return on plan assets	(1,846)	(1,845)	—	—
Transition obligation	(6)	(2)	—	—
Amortization of prior service cost	43	41	18	23
Amortization of the net loss	449	215	(33)	(18)

Net periodic benefit cost	$2,244	1,935	$55	44

(In thousands)
	Pension Benefits		Other Benefits
Nine months ended September 30,	2006	2005	2006	2005

Service cost	$6,504	6,109	$—	—
Interest cost	4,610	4,157	190	189
Expected return on plan assets	(5,554)	(5,035)	—	—
Transition obligation	(19)	(7)	—	—
Amortization of prior service cost	129	130	54	55
Amortization of the net loss	1,380	971	11	—

Net periodic benefit cost	$7,050	6,325	$255	244

Webster plans to contribute at least an amount equal to the greater of the contribution required to meet the minimum funding standards under Internal Revenue Code Section 412 or the amount necessary to avoid an additional minimum liability as defined in SFAS No. 87. Additional contributions will be made as deemed appropriate by management in conjunction with the Plan’s actuaries. For the year 2006, the estimated contribution is $6.0 million. As of September 30, 2006, no contributions have been made.

NOTE 17: Recent Accounting Pronouncements
In September 2006, the Financial Accountings Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income or loss, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date for plan assets and benefit obligations is required to be the company’s fiscal year end. Presently, Webster uses a December 31, measurement date for our pension and postretirement benefit plans. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Based on actuarial calculations as of December 31, 2005, the adoption of SFAS 158 would decrease total assets by approximately $20.8 million, decrease total liabilities by approximately $1.3 million and reduce total shareholders’ equity by approximately $19.5 million. The adoption of SFAS 158 will not affect Webster’s results of operations. By the time of adoption at December 31, 2006, plan performance and actuarial assumptions could have an impact on the actual amounts recorded.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the potential impact of adopting SFAS 157.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Tax positions must meet the more-likely-than-not recognition threshold at the effective date in order for the related tax benefits to be recognized or continue to be recognized upon adoption of FIN 48. The Company is currently evaluating the potential financial statement impact of adopting FIN 48.
In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 156”), which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The adoption of SFAS 156 is not expected to have a material effect on Webster’s consolidated financial position, results of operations or cash flows.
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting SFAS 155.

On January 1, 2006, Webster adopted the provisions of SFAS No. 123 (R), “Share-Based Payment”, which requires compensation cost relating to share-based payment transactions to be recognized in the financial statements, based upon the fair value of the instruments issued. SFAS No. 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted stock plans, performance-based awards, share appreciation rights and employee purchase plans. SFAS No. 123 (R) replaces SFAS No. 123, which established as preferable a fair value based method of accounting for share-based compensation with employees. Since Webster adopted the provisions of SFAS No. 123, effective January 1, 2002, the adoption of SFAS No. 123 (R) as of January 1, 2006 did not have a material impact on Webster’s Consolidated Financial Statements.

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
Description of Business
Webster Financial Corporation (“Webster” or the “Company”), a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Delaware in 1986. Webster, on a consolidated basis, at September 30, 2006 had assets of $18.1 billion and shareholders’ equity of $1.7 billion. Webster’s principal assets are all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”), and Webster Insurance, Inc. (“Webster Insurance”). Webster, through its various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout southern New England and eastern New York State, and equipment financing, asset-based lending, mortgage origination and insurance premium financing throughout the United States. Webster Bank provides commercial banking, retail banking, health savings accounts (“HSAs”), consumer financing, mortgage banking, trust and investment services through 161 banking offices, 310 ATMs, excluding the acquisition of NewMil Bancorp, Inc. which was completed on October 6, 2006 and increased Webster Bank’s network to 175 banking offices and 334 ATM’s, and its Internet website (www.websteronline.com). Webster is a bank holding company and is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act. As such the Federal Reserve is Webster’s primary regulator, and Webster is subject to extensive regulation, supervision and examination by the Federal Reserve. Webster Bank is regulated by the Office of the Comptroller of the Currency. Webster’s common stock is traded on the New York Stock Exchange under the symbol of “WBS”. Webster’s financial reports can be accessed through its website within 24 hours of filing with the SEC.
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

Results Of Operations
Summary
Webster’s net income was $9.0 million for the three months ended September 30, 2006, compared to $46.6 million for the comparable period in 2005, a decrease of 80.7%. Net income per diluted share was $0.17 for the three months ended September 30, 2006 compared to $0.86 for the comparable period in 2005. For the nine months ended September 30, 2006, Webster’s net income was $96.0 million compared to $140.4 million for the comparable period a year ago, a decrease of 31.6%. Net income per diluted share was $1.80 for the nine months ended September 30, 2006 compared to $2.59 for the comparable period in 2005.
On October 17, 2006, Webster announced the repositioning of the securities portfolio and management’s decision to sell all of its MBS classified as available for sale (approximately $1.9 billion as of September 30, 2006). As a result, Webster recorded a loss on write-down of available for sale MBS of $48.9 million ($31.8 million after tax or $0.60 per common share). See Note 4 of Notes to Consolidated Interim Financial Statements for further discussion. Noninterest income was $6.8 million for the three months ended September 30, 2006 and $119.1 million for the nine months ended September 30, 2006 inclusive of the $48.9 million write-down outlined above.
The year-over-year comparisons are also impacted by the interest rate environment, and the effect that rising short-term interest rates and a flattening of the yield curve had on our net interest margin. The effect of these market conditions has been partially offset by the growth in the loan portfolio, particularly in higher yielding commercial and consumer loans.
Selected financial highlights are presented in the table below.

	At or for the		At or for the
	three months ended September 30,		nine months ended September 30,
(In thousands, except per share data)	2006	2005	2006	2005

Earnings and Per Share Data
Net interest income	$122,436	129,612	$379,400	387,679
Total noninterest income (a)	6,847	55,980	119,117	162,656
Total noninterest expense	115,850	114,932	352,339	336,211
Net income	8,997	46,602	95,992	140,355

Net income per diluted common share	$0.17	0.86	$1.80	2.59
Dividends declared per common share	0.27	0.25	0.79	0.73
Book value per common share	32.07	30.41	32.07	30.41
Tangible book value per common share	19.16	17.71	19.16	17.71

Diluted shares (average)	52,871	54,310	53,276	54,269

Selected Ratios
Return on average assets	0.20%	1.06	0.72%	1.08
Return on average shareholders’ equity	2.16	11.39	7.69	11.69
Net interest margin	3.01	3.26	3.13	3.30
Efficiency ratio (b)	89.61	61.93	70.68	61.09
Tangible capital ratio	5.68	5.45	5.68	5.45

(a)	Noninterest income for the periods ended September 30, 2006 has been reduced by the $48.9 million loss on write-down of securities available for sale to fair value.

(b)	Noninterest expense as a percentage of net interest income plus noninterest income
In July 2006 Webster Bank reached an informal agreement with the Office of the Comptroller of the Currency to address general bank compliance, including Bank Secrecy Act and related money laundering risks, flood acts compliance and the internal audit program. These increased compliance efforts, which are well under way, are receiving significant management attention and are not expected to have a material impact on Webster’s operations or earnings.

Net Interest Income
Net interest income, which is the difference between interest earned on loans, investments and other interest earning assets and interest paid on deposits and borrowings, totaled $122.4 million for the three months ended September 30, 2006, compared to $129.6 million for the comparable period in 2005, a decrease of $7.2 million or 5.6%. For the nine months ended September 30, 2006 net interest income totaled $379.4 million compared to $387.7 million for the comparable period in 2005, a decrease of $8.3 million or 2.1%.
These declines are largely due to the interest rate environment, as the costs of deposits and borrowings have increased faster than our yields on earning assets. For the three months ended September 30, 2006, the yield on interest earning assets increased 76 basis points while the cost of interest-bearing liabilities rose 105 basis points. For the nine months ended September 30, 2006, the earning asset yield increased 74 basis points while the cost of liabilities increased 94 basis points. As a result, the net interest margin for the three months ended September 30, 2006 was 3.01%, a decline of 25 basis points from the comparable period in 2005. For the nine months ended September 30, 2006 the net interest margin was 3.13%, a decline of 17 basis points from the comparable period in 2005.
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
The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have impacted interest income and interest expense during the periods indicated. Information is provided in each category with respect to changes attributable to changes in volume (changes in volume multiplied by prior rate), changes attributable to changes in rates (changes in rates multiplied by prior volume) and the total net change. The change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate. The table presented below is based upon the fully tax-equivalent basis.

	Three months ended September 30,			Nine months ended September 30,
	2006 vs. 2005			2006 vs. 2005
	Increase (decrease) due to			Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total

Interest on interest-earning assets:
Loans	$26,550	12,859	39,409	$80,015	36,310	116,325
Loans held for sale	(180)	859	679	815	824	1,639
Securities and short-term investments	3,752	(6,675)	(2,923)	3,453	(8,696)	(5,243)

Total interest income	30,122	7,043	37,165	84,283	28,438	112,721

Interest on interest-bearing liabilities:
Deposits	30,750	2,970	33,720	78,924	9,776	88,700
Borrowings	14,846	(4,188)	10,658	36,604	(4,800)	31,804

Total interest expense	45,596	(1,218)	44,378	115,528	4,976	120,504

Net change in net interest income	$(15,474)	8,261	(7,213)	$(31,245)	23,462	(7,783)

Interest Income
Interest income, on a fully tax-equivalent basis, for the three months ended September 30, 2006 increased $37.2 million, or 16.5%, from the comparable period in 2005, and for the nine months ended September 30, 2006, rose $112.8 million, or 17.5%, from the comparable period in 2005. The increase in short-term interest rates had a favorable impact on interest sensitive loans as well as higher rates on new volumes. Also contributing to the increase in interest income was the growth in the loan portfolio. Total loans were $13.0 billion at September 30, 2006, an increase of 6.8% from $12.2 billion at September 30, 2005. The third quarter average balance for loans was $12.8 billion, an increase of 7.0% from $12.0 billion for the comparable period in 2005. The year-to-date average balance for loans was $12.6 billion, an increase of 6.9% from the 2005 year to date average balance for loans of $11.8 billion. Most of the growth occurred in higher yielding commercial and consumer loans.
The yield on interest-earning assets increased 76 basis points for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. For the nine months ended September 30, 2006 the yield increased 74 basis points compared to the nine months ended September 30, 2005. These increases reflect the rising interest rate environment in these periods.
The loan portfolio yield increased 86 basis points to 6.51% for the nine months ended September 30, 2006 and comprised 77.0% of average interest-earning assets compared to a loan portfolio yield of 5.65% and 74.3% of average interest- earning assets for the nine months ended September 30, 2005. The increase in yields, however, lagged the 200 basis point increase in the prime lending rate over the past year, primarily due to the fixed rate nature of the investment securities and residential mortgage portfolios.
Interest Expense
Interest expense for the three months ended September 30, 2006 increased $44.4 million, or 47.4%, from the comparable period in 2005. For the nine months ended September 30, 2006, interest expense increased $120.5 million, or 48.1%, from the comparable period in 2005. The increase was primarily due to the rising short-term interest rates. The amount of borrowings declined as cash flows from the investment portfolio were used to reduce these high-cost funding sources and deposit growth was used primarily to fund loan growth.
The cost of interest bearing liabilities was 3.38% for the three months ended September 30, 2006, an increase of 105 basis points compared to 2.33% for the comparable period in 2005. For the nine months ended September 30, 2006, the cost of interest bearing liabilities was 3.07%, an increase of 94 basis points from 2.13% for the comparable period in 2005. Deposit costs for the nine months ended September 30, 2006 increased to 2.46% from 1.57%, an increase of 89 basis points from the comparable period in 2005. Total borrowing costs for the nine months ended September 30, 2006 increased 133 basis points to 4.86% from 3.53% for the comparable period in 2005.

The following summarizes the major categories of assets and liabilities together with their respective interest income or expense and the rates earned or paid by Webster.

	Three months ended September 30,
	2006			2005
			Fully Tax-			Fully Tax-
	Average		Equivalent	Average		Equivalent
(In thousands)	Balance	Interest (a)	Yield/Rate	Balance	Interest (a)	Yield Rate

Assets
Interest-earning assets:
Loans	$12,813,385	215,094	6.65%	$11,974,880	175,685	5.81%
Securities	3,347,060	43,000	5.06 (b)	3,906,118	45,997	4.68 (b)
Loans held for sale	277,181	4,366	6.30	223,002	3,686	6.61
Short-term investments	18,484	190	4.02	20,044	117	2.28

Total interest-earning assets	16,456,110	262,650	6.31	16,124,044	225,485	5.55

Noninterest-earning assets	1,498,903			1,505,579

Total assets	$17,955,013			$17,629,623

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$1,451,171	—	—%	$1,477,230	—	—%
Savings, NOW & money market deposits	5,445,159	28,258	2.06	5,679,259	18,021	1.26
Certificates of deposit	5,308,496	56,800	4.23	4,413,329	33,317	3.00

Total interest-bearing deposits	12,204,826	85,058	2.76	11,569,818	51,338	1.76

Federal Home Loan Bank advances	2,069,417	26,328	4.98	2,128,760	19,134	3.52
Repurchase agreements and other short-term debt	1,215,371	13,764	4.43	1,518,921	11,859	3.06
Other long-term debt	627,379	12,757	8.13	674,056	11,198	6.65

Total borrowings	3,912,167	52,849	5.31	4,321,737	42,191	3.84

Total interest-bearing liabilities	16,116,993	137,907	3.38	15,891,555	93,529	2.33

Noninterest-bearing liabilities	165,301			92,381

Total liabilities	16,282,294			15,983,936

Preferred stock of subsidiary corporation	9,577			9,577

Shareholders’ equity	1,663,142			1,636,110

Total liabilities and shareholders’ equity	$17,955,013			$17,629,623

Fully tax-equivalent net interest income		124,743			131,956
Less: tax equivalent adjustments		(2,307)			(2,344)

Net interest income		122,436			129,612

Interest-rate spread			2.93%			3.22%

Net interest margin			3.01%			3.26%

(a)	On a fully tax-equivalent basis.

(b)	For purposes of this computation, unrealized losses of $51.1 million and $23.1 million for 2006 and 2005, respectively, are excluded from the average balance for rate calculations.

	Nine months ended September 30,
	2006			2005
			Fully Tax-			Fully Tax-
	Average		Equivalent	Average		Equivalent
(In thousands)	Balance	Interest (a)	Yield/Rate	Balance	Interest (a)	Yield Rate

Assets
Interest-earning assets:
Loans	$12,611,701	617,765	6.51%	$11,796,868	501,440	5.65%
Securities	3,490,595	127,810	4.81 (b)	3,836,811	133,373	4.61 (b)
Loans held for sale	245,559	11,022	5.98	226,468	9,382	5.52
Short-term investments	24,038	709	3.89	20,028	390	2.57

Total interest-earning assets	16,371,893	757,306	6.13	15,880,175	644,585	5.39

Noninterest-earning assets	1,502,282			1,467,085

Total assets	$17,874,175			$17,347,260

Liabilities and shareholders’ equity Interest-bearing liabilities:
Demand deposits	$1,453,435	—	—%	$1,425,093	—	—%
Savings, NOW & money market deposits	5,375,789	70,555	1.75	5,678,099	47,161	1.11
Certificates of deposit	5,122,366	149,450	3.89	4,064,228	84,144	2.77

Total interest-bearing deposits	11,951,590	220,005	2.46	11,167,420	131,305	1.57

Federal Home Loan Bank advances	2,235,163	76,153	4.49	2,247,887	55,881	3.28
Repurchase agreements and other short-term debt	1,244,686	38,200	4.05	1,542,111	31,274	2.67
Other long-term debt	632,257	36,641	7.73	676,426	32,035	6.31

Total borrowings	4,112,106	150,994	4.86	4,466,424	119,190	3.53

Total interest-bearing liabilities	16,063,696	370,999	3.07	15,633,844	250,495	2.13

Noninterest-bearing liabilities	135,496			102,981

Total liabilities	16,199,192			15,736,825

Preferred stock of subsidiary corporation	9,577			9,577

Shareholders’ equity	1,665,406			1,600,858

Total liabilities and shareholders’ equity	$17,874,175			$17,347,260

Fully tax-equivalent net interest income		386,307			394,090
Less: tax equivalent adjustments		(6,907)			(6,411)

Net interest income		379,400			387,679

Interest-rate spread			3.06%			3.26%

Net interest margin			3.13%			3.30%

(a)	On a fully tax-equivalent basis.

(b)	For purposes of this computation, unrealized losses of $51.9 million and $18.2 million for 2006 and 2005, respectively, are excluded from the average balance for rate calculations.

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
The provision for credit losses was $3.0 million for the three months ended September 30, 2006, an increase of $1.0 million compared to $2.0 million from the comparable period in 2005. The increased provision is attributable to loan growth, primarily in the commercial and consumer portfolios, and higher net charge-offs. For the nine months ended September 30, 2006, the provision was $8.0 million, an increase of $0.5 million from $7.5 million in the comparable period in 2005.
Net charge-offs for the three months ended September 30, 2006 were $3.1 million compared to $1.8 million for the comparable period in 2005. For the nine months ended September 30, 2006, net charge-offs were $7.3 million compared to $2.6 million for the comparable period in 2005. The annualized net charge-off ratio for the three months ended September 30, 2006 was 0.10% of average total loans, compared to 0.06% for the comparable period in 2005.
The allowance for credit losses, which is comprised of the allowance for loan losses and the reserve for unfunded commitments, totaled $156.3 million, or 1.20% of total loans at September 30, 2006, and $155.6 million, or 1.27% of total loans at December 31, 2005. The allowance for loan losses totaled $147.4 million or 1.13% of total loans at September 30, 2006 and $146.5 million or 1.19% of total loans at December 31, 2005 and represented 249.4% and 241.9% of nonperforming loans, respectively.
For further information, see “Loan Portfolio Review and Allowance for Credit Losses Methodology”, included in the “Financial Condition — Asset Quality” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 39 through 41 of this report.
Noninterest Income
Total noninterest income, excluding the securities portfolio repositioning charge (See Note 4 of Notes to Consolidated Interim Financial Statements for additional information), was $55.7 million for the three months ended September 30, 2006, a decrease of $0.3 million, or 0.5% from the comparable period in 2005, and for the nine months ended September 30, 2006, was $168.0 million, an increase of $5.3 million, or 3.3%, from the comparable period in 2005. The decrease for the three months ended September 30, 2006, before recognition of the securities portfolio repositioning charge, is attributable to a $0.2 million loss on sale of loans and loan servicing, whereas the Company recorded a $3.7 million gain for the three months ended September 30, 2005. This line item includes the effect of forward sales commitments between the time of origination and eventual sale of residential mortgage loans. The direction of interest rates during the three months ended September 30, 2006 resulted in losses on the forward sales commitments while the related increase in the fair value of loans held for sale was not recognized due to the application of lower-of-cost-or-market accounting. Actual benefits of an increase in value of the loans held for sale are not recognized until the time of sale. The increase in non-interest income for the nine months ended September 30, 2006, before recognition of the securities portfolio repositioning charge, was primarily due to increases in NSF fees, debit card revenues and the impact of HSA Bank for the full period. Additionally, loan related fees increased as a result of prepayment fees and new business and increased sales in our retail brokerage area attributed to increases in wealth management and investment fees. These increases were partially offset by a decline in insurance revenues due to lower contingent revenue and a competitive market for business and the accounting treatment for the loans held for sale as described above.

Noninterest Expenses
Total noninterest expenses for the three months ended September 30, 2006 were $115.9 million, an increase of $1.0 million, or 1.0%, from the comparable period in 2005 and for the nine months ended September 30, 2006 were $352.3 million, up $16.1 million, or 4.8%, from the comparable period in 2005. Expenses for the three months ended September 30, 2006 were flat compared to the comparable period in 2005 excluding $0.9 million of acquisition costs from the recently completed NewMil Bancorp acquisition. Increases over the past year in compensation and benefits, furniture and equipment, occupancy, marketing and professional services were offset by declines in IT conversion and infrastructure costs, intangible amortization and other expenses. Contributing to the increases when comparing the nine months ended September 30, 2006 with the comparable period in 2005 were investments in de novo branch expansion, the full period impact of HSA Bank and the higher net cost of the new core operating system, as well as new revenue generating personnel in Webster’s lines of business, the continued build-out of the compliance function and other employee related costs.
Income Taxes
Income tax expense for the three and nine months ended September 30, 2006 is lower than the comparable prior year periods primarily due to a lower level of income before taxes. The effective tax rates for the nine months ended September 30, 2006 and 2005 were 30.5% and 32.0%, respectively. The decline in the effective tax rate is primarily attributable to higher levels of tax-exempt interest income and dividends-received deductions in comparison to income before taxes, partially offset by higher state and local tax expense in the current period.
Financial Condition
Webster had total assets of $18.1 billion at September 30, 2006, an increase of $300 million from the $17.8 billion at December 31, 2005 and September 30, 2005. This reflects management’s decision to use cash flows from the securities portfolio to reduce borrowings and increase capital ratios, while pursuing growth in loans and deposits.
Total loans grew by $0.7 million or 6.0% from December 31, 2005 and $0.8 million, or 6.8%, from September 30, 2005. At the same time, total deposits increased $0.7 million or 5.8% from December 31, 2005 and $0.6 million, or 5.5%, from September 30, 2005.
At September 30, 2006, total shareholders equity of $1.7 billion represented a net increase of $35.9 million from December 31, 2005. The change in equity for the nine months ended September 30, 2006 consisted of $41.9 million of dividends to common shareholders and $61.6 million to repurchase shares of common stock, which were more than offset by a $33.1 million favorable change in unrealized losses on the available for sale securities portfolio, net income of $96.0 million and $9.6 million related to increases in stock options exercised and contributions to the Employee Stock Purchase Plan. For the three months ended September 30, 2006, the change in unrealized losses principally reflects the income statement recognition of losses of $31.8 million, net of tax, on the write-down to fair value of available for sale MBS(See Note 4 of Notes to Consolidated Interim Financial Statements for additional information). At September 30, 2006 the tangible capital ratio was 5.68%, compared to 5.54% at December 31, 2005 and 5.45% at September 30, 2005.
Securities Portfolio
Webster maintains an investment securities portfolio that is primarily structured to provide a source of liquidity for its operating needs, to generate interest income and provide a means to balance interest rate sensitivity. At September 30, 2006, the investment securities portfolio totaled $3.3 billion, or 18.3% of total assets, down from $3.7 billion, or 20.7% of total assets, at December 31, 2005 and $3.8 billion, or 21.5% of total assets, at September 30, 2005.
As outlined in Note 4 of Notes to Consolidated Interim Financial Statements, based on the completion of the planned sale of $1.9 billion in available for sale MBS in October 2006, there will be a further reduction in investment securities as a percentage of total assets.

The repositioning of the securities portfolio is expected to improve Webster’s tangible capital ratio as a result of the net reduction in investment securities of approximately $1.2 billion. Webster also expects that net interest income and the net interest margin will improve due to an improved yield on the portfolio and a reduction in high-cost, short-term borrowings.
Loan Portfolio
At September 30, 2006, total loans were $13.0 billion, up $736.4 million from December 31, 2005. Growth occurred in commercial loans of $208.0 million during the three months and $491.6 million for the nine months ended September 30, 2006 as well as in consumer loans, primarily home equity loans and lines, which increased $182.1 million and $266.0 million for the three months and the nine months ended September 30, 2006, respectively.
Much of the commercial loan growth over the nine months ended September 30, 2006 occurred in the Asset-Based Lending and Equipment Financing portfolios as asset-based loans grew by $160.5 million, equipment finance by $86.2 million, and small business by $21.1 million. Commercial Real Estate loans decreased by $37.8 million during the nine months ended September 30, 2006 to $1.8 billion and residential mortgages increased by $16.6 million during the nine months ended September 30, 2006, and totaled $4.8 billion at September 30, 2006.
Commercial loans (including commercial real estate) represented 39.5% of the loan portfolio at September 30, 2006, up from 38.1% at December 31, 2005, while residential mortgage loans declined to 37.2% of the loan portfolio at September 30, 2006 from 39.3% at December 31, 2005. The remaining portion of the loan portfolio consisted of consumer loans.
The following paragraphs highlight, by business segment, the lending activities in the various portfolios during the quarter. Refer to Webster’s 2005 Annual Report on Form 10-K, pages 4 through 6, for a more complete description of Webster’s lending activities and credit administration policies and procedures.
Commercial Lending
Middle Market
At September 30, 2006, Middle Market loans, including commercial and owner-occupied commercial real estate, totaled $1.5 billion compared to $1.3 billion at December 31, 2005 and $1.2 billion at September 30, 2005. Originations for the three months ended September 30, 2006 totaled $146.0 million as compared to $70.0 million for the comparable period in 2005.
Asset-Based Lending
At September 30, 2006, asset-based loans totaled $821.7 million, compared to $661.2 million at December 31, 2005 and $718.1 million at September 30, 2005. The majority of these loans are managed by Webster Business Credit Corporation (“WBCC”), an asset-based lending subsidiary. In addition to direct originations, WBCC generally establishes depository relationships with the borrower through cash management accounts. At September 30, 2006 and December 31, 2005, the total of these deposits was $46.7 million and $27.1 million, respectively. During the three months ended September 30, 2006, WBCC funded loans of $60.4 million, with new commitments of $120.1 million, compared to funding loans of $123.1 million with new commitments of $279.4 million for the comparable period in 2005.
Business and Professional Banking
Business and Professional Banking, Webster’s small business banking division, had loans outstanding of $725.1 million at September 30, 2006, a 3.0% increase from $704.0 million at December 31, 2005. At September 30, 2005, the portfolio totaled $709.3 million. Included in the portfolio is $430.8 million of loans secured by commercial real estate. New originations for the three months ended September 30, 2006 totaled $43.2 million, compared to $50.8 million for the comparable period in 2005.
Equipment Financing
Center Capital Corporation (“Center Capital”), a nationwide equipment financing subsidiary, had a portfolio which totaled $864.5 million at September 30, 2006, compared to $777.9 million at December 31, 2005 and $730.4 million at September 30, 2005. Center Capital originated $99.8 million in loans during the three months ended September 30, 2006, compared to $110.7 million during the comparable period in 2005.

Insurance Premium Financing
Budget Installment Corporation (“BIC”), an insurance premium financing subsidiary, provides products covering commercial property and casualty policies for businesses throughout the United States. BIC had total loans outstanding of $93.3 million at September 30, 2006, compared to $85.0 million at December 31, 2005 and $77.2 million at September 30, 2005. Loans originated in the three months ended September 30, 2006 totaled $59.7 million, compared to $49.9 million for comparable period in 2005.
Commercial Real Estate Lending
Commercial real estate loans totaled $1.8 billion at both September 30, 2006 and December 31, 2005 and $1.7 billion at September 30, 2005. Growth in the portfolio continued to be offset by prepayments as borrowers find more attractive rates and structures primarily in the secondary markets. Included in these loans are owner-occupied loans originated by the Middle Market division and owner-occupied and non-owner-occupied loans originated in the Business and Professional Banking divisions of $609.0 million at September 30, 2006, $664.0 million at December 31, 2005 and $671.8 million at September 30, 2005. The balance of the portfolio is administered by the Commercial Real Estate Division. During the three months ended September 30, 2006, originations totaled $41.6 million compared to $73.0 million for the comparable period in 2005.
Consumer Finance
Mortgage Banking and Residential Mortgage Loans
For the nine months ended September 30, 2006, residential mortgage loan originations totaled $2.2 billion, compared to $2.6 billion for the comparable period in 2005. A majority of this originated loan volume, including servicing, is sold in the secondary market. At September 30, 2006 and December 31, 2005, there were $308.0 million and $262.6 million, respectively, of residential mortgage loans held for sale in the secondary market. See Note 5 of Notes to Consolidated Interim Financial Statements within this report for further information.
The residential mortgage loan portfolio totaled $4.8 billion as of September 30, 2006, December 31, 2005 and September 30, 2005, respectively. At September 30, 2006, approximately $1.0 billion, or 20%, of the portfolio consisted of adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. At September 30, 2006, approximately $3.8 billion, or 80% of the total residential mortgage loan portfolio, consisted of fixed rate loans.
Consumer Loans
At September 30, 2006, consumer loans totaled $3.0 billion, an increase of $297.7 million, or 9.0%, compared to September 30, 2005, and an increase of $266.0 million, or 9.6%, compared to December 31, 2005. Originations for the three months ended September 30, 2006 totaled $358.1 million compared to $297.6 million for the comparable period in 2005. The increase in consumer loans was primarily in home equity loans and lines of credit.
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

The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments and letters of credit. These commitments are converted to estimates of potential loss using loan equivalency factors, and include internal and external historic loss experience. At September 30, 2006, the reserve for unfunded credit commitments was $8.9 million, which represents 5.7% of the total allowance for credit losses. This reserve was established as a separate allocated component of the allowance for credit losses beginning December 31, 2005.
Management considers the adequacy of the allowance for credit losses to be a critical accounting policy. The adequacy of the allowance is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Webster’s market and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for credit losses is adequate as of September 30, 2006, actual results may prove different and these differences could be significant.
See the Allowance for Credit Losses Methodology section within Management’s Discussion and Analysis on pages 33 through 35 of Webster’s 2005 Annual Report on Form 10-K for additional information.
Nonperforming Assets
Total nonperforming assets decreased by $4.9 million to $61.4 million at September 30, 2006 from $66.3 million at December 31, 2005 and increased by $3.3 million from $58.1 million at September 30, 2005.
The following table details nonperforming assets:

	September 30,	December 31,	September 30,
(In thousands)	2006	2005	2005

Loans accounted for on a nonaccrual basis:
Commercial:
Commercial banking	$29,321	$26,002	$25,321
Equipment financing	2,450	3,065	3,209

Total commercial	31,771	29,067	28,530
Commercial real estate	16,811	22,678	19,650
Residential	7,032	6,979	6,436
Consumer	3,496	1,829	1,699

Total nonaccruing loans	59,110	60,553	56,315
Loans held for sale	—	—	181
Foreclosed properties	2,306	5,785	1,636

Total nonperforming assets (a)	$61,416	$66,338	$58,132

(a)	Total nonperforming assets previously disclosed included accruing loans past due 90 days or more. Loans past due 90 days or more and still accruing are now disclosed in the “Other Past Due Loans” table.
Total nonperforming assets decreased $4.9 million, or 7.4% from December 31, 2005, primarily the result of a $7.0 million reduction representing two credits returned to accruing status, $6.7 million from a cash settlement, and $3.3 million in credit losses for two credits, partially offset by a $12.1 million increase represented by two commercial credits.
The allowance for loan losses at September 30, 2006 was $147.4 million and represented 1.13% of total loans in comparison with an allowance of $146.5 million that represented 1.19% of total loans at December 31, 2005. For additional information on the allowance, see Note 7 of Notes to Consolidated Interim Financial Statements elsewhere in this report.
Not included in the totals above are performing troubled debt restructurings of $144,000, $12,000 and $228,000 at September 30, 2006, December 31, 2005 and September 30, 2005, respectively.

Other Past Due Loans
The following table sets forth information regarding Webster’s over 30-day delinquent loans, excluding loans held for sale and nonaccrual loans.

	September 30, 2006		December 31, 2005		September 30, 2005
	Principal	Percent of	Principal	Percent of	Principal	Percent of
(Dollars in thousands)	Balances	total loans	Balances	total loans	Balances	total loans

Past due 30-89 days:
Residential	$16,020	0.12%	$17,717	0.14%	$11,363	0.09%
Commercial	10,495	0.08	46,343	0.38	16,443	0.14
Commercial real estate	14,699	0.11	31,680	0.26	12,558	0.10
Consumer	10,145	0.08	10,878	0.09	3,914	0.03
Past due 90 days or more:
Commercial	2,209	0.02	6,676	0.05	2,223	0.02
Commercial real estate	2,400	0.02	—	—	—	—

Total	$55,968	0.43%	$113,294	0.92%	$46,501	0.38%

Deposits
Total deposits increased $672.9 million, or 5.8%, to $12.3 billion at September 30, 2006 from December 31, 2005 and $641.9 million, or 5.5%, from September 30, 2005. The deposit growth occurred primarily in the Money Market and Certificate of Deposit product categories and has been driven by new deposits to the bank and a migration of existing funds from Demand, NOW and Savings accounts. This shift is due a higher interest rate environment and both new and existing customer’s preference for higher yielding deposit products.
Borrowings and Other Debt Obligations
Total borrowed funds, including other long-term debt, decreased $407.0 million, or 9.3%, to $4.0 billion at September 30, 2006 from $4.4 billion at December 31, 2005. Borrowings represented 21.9% of assets at September 30, 2006 compared to 24.5% at December 31, 2005 and 24.6% at September 30, 2005. See Notes 11 and 12 of Notes to Consolidated Interim Financial Statements for additional information.
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

The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points over a twelve month period starting September 30, 2006 and December 31, 2005 might have on Webster’s net income for the subsequent twelve month period.

	–200 bp	–100 bp	+100 bp	+200 bp

September 30, 2006	–1.6%	–0.1%	+1.1%	+2.4%
December 31, 2005	+0.3%	+0.8%	–1.3%	–2.6%
Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is well within policy limits for all scenarios. The flat rate scenario at the end of 2005 assumed a Fed Funds rate of 4.25%. The flat rate scenario as of September 30, 2006 is 100 basis points higher at 5.25%. The change in risk to higher rates since year end is mainly due to (1) the projected sale of $1.25 billion of available for sale MBS portfolio and (2) the potential income recognition of unamortized premium on certain callable FHLB advances if rates rise and the advances are called. The change in the lower rate scenarios is driven primarily by the projected security sales.
The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at September 30, 2006 and December 31, 2005 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

		Estimated	Estimated Economic Value
	Book	Economic	Change
(Dollars in thousands)	Value	Value	-100 BP	+100BP

September 30, 2006
Assets	$18,138,814	$17,396,234	$275,694	(321,155)
Liabilities	16,455,667	15,687,494	198,171	(183,949)

Total	$1,683,147	$1,708,740	$77,523	(137,206)

Net change as % of base net economic value			4.5%	(8.0)%

December 31, 2005
Assets	$17,836,562	$17,121,602	$319,715	(379,819)
Liabilities	16,189,336	15,371,476	246,837	(220,926)

Total	$1,647,226	$1,750,126	$72,878	(158,893)
Net change as % of base net economic value			4.2%	(9.1)%

The book value of assets exceeded the estimated economic value at September 30, 2006 and December 31, 2005 principally because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $692.4 million and $698.6 million, respectively.
Changes in net economic value are primarily driven by changing durations of assets and liabilities and by changes in long term rates. Short term rates have risen about 100 basis points since year end while long term rates have risen about 25 basis points. This change in rates combined with the aforementioned balance sheet repositioning has had only a modest impact on equity at risk at September 30, 2006 versus December 31, 2005 in both the +100 and -100 basis point scenarios as seen in the table above. The reduction in risk in the +100 basis point scenario was driven by the projected balance sheet repositioning, but since the securities expected to be sold have a duration of less than two years, the impact on changes in the net economic value was relatively small. The -100 basis point scenario was also impacted by the projected sale but still improved primarily due to decreased mortgage prepayment risk from the rise in long term rates.

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
At September 30, 2006 and December 31, 2005, FHLB advances outstanding totaled $1.9 billion and $2.2 billion, respectively. Webster Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.1 billion and $1.0 billion at September 30, 2006 and December 31, 2005, respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $0.5 billion at September 30, 2006 or used to collateralize other borrowings, such as repurchase agreements.
The primary sources of liquidity for the Company are dividends from Webster Bank, investment income and net proceeds from borrowings and capital offerings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster’s common stock and the payment of principal and interest to holders of senior notes and capital securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company. At September 30, 2006, $151.2 million of retained earnings were available for the payment of dividends to the Company. Webster also maintains $75 million in available revolving lines of credit with correspondent banks.
For the three months ended September 30, 2006, a total of 169,513 shares of common stock were repurchased at an average cost of $47.28 per common share. All of the 169,513 shares were repurchased as part of the July 2003, 2.3 million share stock buyback program with 1,000,902 shares remaining available to be repurchased under the program.

Item 3. Quantitative And Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 41 and 42 under the caption “Asset/Liability Management and Market Risk”.
Item 4. Controls And Procedures
As of September 30, 2006 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Webster or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1a.  Risk Factors
During the three months ended September 30, 2006, there were no material changes to the risk factors relevant to Webster’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2005, except for the additional risk factor set forth below.
Webster Is Subject To Insurance Industry-Related Risks
The Attorney General of the States of New York and Connecticut have been investigating insurance brokerage firms regarding certain compensation arrangements between insurance brokers and insurance companies. One of the areas of focus of these inquiries to date has been on contingency or override payments that insurance companies pay based on the overall relationship and services provided. Such payments are generally in accordance with longstanding industry practice and may be based upon a variety of factors, including, but not limited to, aggregate volume, profitability, and persistency of insurance policies placed with the insurance company. Recent settlement agreements entered into between insurance brokers and the Attorney General of some states relating to contingency payments have included significant penalties and the imposition of disclosure requirements on the broker. Webster Insurance acts principally as an agent although it has some brokerage business.
Webster Insurance receives contingent payments from insurance carriers. Webster Insurance has received and responded to a request for information from the Connecticut Department of Insurance, and a subpoena from the Office of the Attorney General of the State of Connecticut regarding its compensation arrangements with insurance carriers. It is the Company’s understanding that Webster Insurance’s receipt of these inquiries is part of a broad review of the insurance industry and that others in the industry have received similar inquiries. Webster Insurance has fully cooperated with the Attorney General and Department of Insurance inquiries and is not aware of any claims with respect to compensation arrangements with insurance carriers.
While it is not possible to predict the outcome of these inquiries, if contingent compensation agreements were to be restricted or no longer permitted or if Webster Insurance were to be subject to monetary penalties in connection therewith, Webster’s financial condition and results of operations may be adversely affected. Webster will continue to monitor industry developments in these areas, as well as compliance and disclosure practices.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
(c)	The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser”, as defined in Section 240.10b-18(a)(3) of the Securities Exchange Act of 1934, of shares of Webster common stock.

			Total Number of
			Shares Purchased
			as Part of	Maximum Number of
	Total Number		Publicly	Shares that May Yet
	of Shares	Average Price	Announced Plans	Be Purchased under
Period	Purchased	Paid Per Share	or Programs	the Plans or Programs

July 1-31, 2006	72,815	$47.27	72,815	1,097,600

August 1-31, 2006	96,698	47.29	96,698	1,000,902

September 1-30, 2006	—	—	—	1,000,902

Total	169,513	$47.28	169,513	1,000,902

Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission Of Matters To A Vote Of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits
2.1	Agreement and Plan of Merger by and between Webster Financial Corporation and NewMil Bancorp dated as of April 24, 2006 (filed as Exhibit 2.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 with the SEC on May 10, 2006 and incorporated herein by reference).

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-31486) filed within the SEC on March 10, 2006 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

3.3	Bylaws, as amended effective October 23, 2006 (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on October 26, 2006 and incorporated herein by reference).

4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

10.1	Non-Competition Agreement by and between Webster Financial Corporation and Gerald P. Plush dated as of July 5, 2006 (filed as Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 with the SEC on August 4, 2006 and incorporated herein by reference).

10.2	Change of Control Agreement by and between Webster Financial Corporation and Gerald P. Plush dated as of July 5, 2006 (filed as Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 with the SEC on August 4, 2006 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION Registrant
Date: November 6, 2006	By:	/s/ Gerald P. Plush
Gerald P. Plush
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

2.1
Agreement and Plan of Merger by and between Webster Financial Corporation and NewMil Bancorp dated as of April 24, 2006 (filed as Exhibit 2.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 with the SEC on May 10, 2006 and incorporated herein by reference).

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

3.3	Bylaws, as amended effective October 23, 2006 (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on October 26, 2006 and incorporated herein by reference).

4.1
Specimen common stock certificate (filed as Exhibit 4.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

10.1
Non-Competition Agreement by and between Webster Financial Corporation and Gerald P. Plush dated as of July 5, 2006 (filed as Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 with the SEC on August 4, 2006 and incorporated herein by reference).

10.2
Change of Control Agreement by and between Webster Financial Corporation and Gerald P. Plush dated as of July 5, 2006 (filed as Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 with the SEC on August 4, 2006 and incorporated herein by reference).

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