Form 10-K
period 2006-12-31
WEBSTER FINANCIAL CORP
filed 2007-02-27
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

Commission File Number: 001-31486

WEBSTER FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-1187536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Webster Plaza, Waterbury, Connecticut 06702
(Address and zip code of principal executive offices)

Registrant’s telephone number, including area code: (203) 465-4364

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act — Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☑     No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12B-2).  Yes ☐     No ☑.

The aggregate market value of the common stock held by non-affiliates of Webster Financial Corporation was approximately $2.4 billion, based on the closing sale price of Common Stock on the New York Stock Exchange on June 30, 2006, the last trading day of the registrant’s most recently completed second quarter.

The number of shares of common stock outstanding, as of January 31, 2007: 56,465,108.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2007.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

WEBSTER FINANCIAL CORPORATION
2006 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

General

Webster Financial Corporation (“Webster” or the “Company”), a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Delaware in 1986. Webster, on a consolidated basis, at December 31, 2006 had assets of $17.1 billion and shareholders’ equity of $1.9 billion. Webster’s principal assets are all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”), and Webster Insurance, Inc. (“Webster Insurance”). Webster, through its various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout southern New England and eastern New York State, and equipment financing, asset-based lending, residential and commercial mortgage origination and insurance premium financing on a regional or national basis. Webster Bank provides commercial banking, retail banking, health savings accounts, consumer financing, mortgage banking, trust and investment services through 177 banking offices, 334 ATMs and its Internet website (www.websteronline.com). Webster’s common stock is traded on the New York Stock Exchange under the symbol “WBS”.

Webster’s mission statement is the foundation of our operating principles, stated simply as “We Find A Way”, to help individuals, families and businesses achieve their financial goals. The Company operates with a local market orientation and with a vision to be New England’s bank. Its operating objectives include developing customer relationships through cross-sale opportunities to fuel internal growth, increasing the products and services currently offered and expanding geographically in contiguous markets through a build and buy strategy.

Webster facilitates cooperation across its business segments through its Sales Council, with focused sales teams, organized by geography or industry specialty, that approach our markets to deliver the totality of Webster’s capabilities with a unified approach. These teams consist of members from each business segment, meet regularly to share opportunities, and call jointly on customers and prospects. This group works together to develop deep customer relationships through cross sell of products in and across lines of business.

Retail Banking

Retail Banking is the largest line of business within the Webster franchise and is dedicated to serving the needs of approximately 400,000 consumer households and approximately 60,000 small business customers in southern New England and eastern New York State. Webster’s Retail Segment is intent on growing its customer base through the acquisition of new relationships and the retention and expansion of existing customer relationships.

Deposit Activities

Retail Banking’s primary focus is on core deposit growth, which provides a low-cost funding source for the bank in addition to an increasing stream of fee revenues. As of December 31, 2006, retail deposits within the branch footprint totaled $10.2 billion. Webster’s successful execution of its strategy is evidenced by its #2 ranking in deposit market share in the state of Connecticut. Core deposit growth is driven by a growing base of checking relationships, strong customer retention and successful cross-sell efforts including increasing debit card and on-line banking usage. Revenue growth is achieved by offering a range of deposit products that pay competitive interest rates to meet customer savings and liquidity management needs and deepen customer relationships.

Distribution Network

Retail Banking’s distribution network provides convenience and easy access to Webster’s full range of products and services. This multi-channel network is comprised of 177 banking offices and 334 ATMs in Connecticut, Massachusetts, Rhode Island and New York. It also includes a telephone banking center and a full-range of internet banking services. In addition to deposit products, Retail Banking’s distribution network delivers a full range of consumer lending products such as home equity loans and mortgages as well as investment products offered through Webster Investment Services, Inc.

Small Business Activities

Retail Banking includes the Business & Professional Banking division (“B&P”). B&P is focused on the development and delivery of a full array of credit and deposit-related products targeted to small businesses and professional services firms with annual revenue up to $10 million. B&P markets and sells to these customers through a combination of direct sales (’Business Bankers’) and branch-delivered efforts. B&P is a significant provider of deposits to Webster. The B&P lending effort is focused on those customers with borrowing needs from $25,000 to $2 million. Webster was recognized in 2006, for the fourth consecutive year, by the Connecticut district of the Small Business Administration as the state’s leading bank SBA 504 lender.

De novo Expansion and Acquisition

An important element of Webster’s Retail growth strategy is its build and buy strategy for franchise expansion. Webster takes a disciplined approach to both de novo branch expansion and franchise acquisition in attractive markets. Six branches were opened during 2006 with new locations added in each of the four states within our footprint. Through the de novo branch expansion program, a total of 25 de novo branches have been opened since 2002, adding a total of $734 million in deposits through December 31, 2006. Webster’s acquisition of the NewMil franchise in early October boosted Webster’s presence in western Connecticut by adding 14 additional branch locations and $615 million in retail and B&P deposits.

Health Savings Accounts

HSA Bank, a division of Webster Bank, is a national leader in providing health savings accounts. HSA Bank focuses entirely on marketing and servicing health savings accounts (“HSA’s”). HSA Bank serves customers in every state, combining specialized knowledge, convenience and service with competitive account maintenance fees, 24-hour access online and telephone service. HSA deposit balances increased 36.8% to a total of $286.6 million at December 31, 2006 compared to $209.6 million at December 31, 2005.

Consumer Finance

Webster’s Consumer Finance division provides a convenient and competitive selection of residential first mortgages, home equity loans and direct installment lending programs through Webster Bank and its wholly-owned subsidiary, People’s Mortgage Corporation (“PMC”). Webster Bank’s loan distribution channels consist of the branch network, loan officers, call center, and third party licensed mortgage brokers. Additionally, loan products may be offered periodically through direct mail programs. The division also provides the convenience of the Internet for equity loan applications that are available in most states. PMC engages in mortgage banking activities throughout New England and the mid-Atlantic region.

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

Residential Mortgage and Mortgage Banking

Consumer Finance is dedicated to providing a full complement of residential mortgage loan products that are available to meet the financial needs of Webster’s customers. While the Company’s primary lending markets are Connecticut, southern New England and the mid-Atlantic region, we also lend nationally through our National Wholesale Lending Group. We offer customers products including conventional conforming and jumbo fixed rate loans, conforming and jumbo adjustable rate loans, Federal Housing Authority (“FHA”), Veterans Administration (“VA”) and state agency mortgage loans through the Connecticut Housing Finance Authority (“CHFA”). Various programs are offered to support the Community Reinvestment Act goals at the state level. Types of properties consist of one-to-four family residences, owner and non-owner occupied, second homes, construction, permanent and improved single family building lots. Webster both retains and sells servicing on originated loans. The determination to sell or retain servicing is dependent on channel of origin as well as borrower relationships with

Webster. The servicing rights of customer loans are normally retained while the servicing rights of non-customer loans are normally sold.

The National Wholesale Lending production is originated by approved licensed mortgage brokers located throughout the United States and is underwritten, closed and funded by Webster Bank. The majority of this production is sold into the secondary market on a servicing-released basis. The National Wholesale channel operates out of four regional offices in Cheshire, Connecticut; Chicago, Illinois; Phoenix, Arizona; and Seattle, Washington.

PMC loan production is also originated by licensed professionals working in its regional locations. Loans are sold in the secondary market on a servicing-released basis.

Total residential mortgage originations for the group were $3.0 billion in 2006 compared to $3.5 billion in 2005. Income from mortgage banking activities was $8.5 million for 2006 compared to $11.6 million for 2005. The decline is primarily due to a lower of cost or market adjustment recorded on loans held for sale in 2006.

Consumer Loans

Webster Bank concentrates on offering a range of products including home equity loans and lines of credit, as well as second mortgages. There are no credit card loans in the consumer loan portfolio. The consumer loan portfolio grew 15.7% to a total portfolio of $3.2 billion at December 31, 2006 compared to $2.8 billion at December 31, 2005.

Insurance

Webster Insurance offers a full range of insurance products to both businesses and individuals. A regional insurance agency, Webster Insurance provides insurance products and services throughout Connecticut, Massachusetts and Rhode Island that include: commercial and personal property and casualty insurance; life, health, disability and long-term care insurance; third party worker’s compensation claims administration and risk management services. It is the largest insurance agency based in Connecticut and is headquartered in Meriden with offices in several other Connecticut communities, including East Haven, Vernon, Waterford and Westport as well as an office in Harrison, New York. For the year ended December 31, 2006, Webster Insurance’s revenue was $38.8 million, a decrease of $5.2 million or 11.8%, compared to December 31, 2005, primarily due to reduced retention and a decline in contingent revenue.

Webster Insurance, acting as agent, receives contingent payments under standard agreements written by the insurance carriers; this is the standard practice throughout the industry. Contingent payments to Webster Insurance represent compensation incremental to commissions, typically based on the claims experience of the insured and/or the volume of business written. For additional information see “Webster Is Subject To Insurance Industry-Related Risks” under Item 1A, Risk Factors, of this report.

Wealth and Investment Services

There are two business units within wealth and investment services providing investment and advisory services to affluent and high-net worth individuals and institutions. Webster Financial Advisors (“WFA”) targets high-net worth clients, not-for-profit organizations and business clients with investment management, trust, credit and deposit products and financial planning services. WFA takes a comprehensive view when dealing with clients in order to fully serve their short and long-term financial objectives. Proprietary and non-proprietary investment products are offered through WFA and the J. Bush & Co. division. WFA provides several different levels of financial planning expertise including specialized services through another wholly-owned subsidiary, Fleming, Perry & Cox. At December 31, 2006 and 2005, there were approximately $2.3 billion and $2.4 billion of client assets under management and administration, of which $1.5 billion and $1.4 billion were under management, respectively. These assets are not included in the Consolidated Financial Statements.

Webster Investment Services, Inc. (“WIS”) offers securities services, including brokerage and investment advice, and is a registered investment advisor with over 100 registered representatives offering customers an expansive array of investment products including stocks and bonds, mutual funds, managed accounts and annuities. Brokerage and online investing services are available for customers who prefer to access and manage their own investments. At

December 31, 2006 and 2005, there were $1.6 billion and $1.5 billion of assets under administration, respectively. These assets are not included in the Consolidated Financial Statements.

For the year ended December 31, 2006, revenue for the combined business units was $27.2 million, an increase of $4.0 million or 17.4%, compared to December 31, 2005.

Commercial Banking

Webster’s Commercial Banking group takes a direct relationship approach to providing lending, deposit and cash management services to middle-market companies in our four-state franchise territory and commercial real estate loans principally in the Northeast. Additionally, it serves as a primary referral source to our insurance, wealth management and retail operations. Asset-based lending is located primarily in the Northeast with a national presence, and equipment financing is provided to customers across the United States. This well diversified portfolio, which grew 12.8% to $5.3 billion at December 31, 2006, compared to $4.7 billion at December 31, 2005, is maintained and monitored under a strategy designed to mitigate credit risk, while maximizing returns.

Middle-Market Banking

The Middle-Market Division delivers Webster’s full array of financial services to a diversified group of companies with revenues greater than $10 million, primarily privately held and located within southern New England. Typical loan facilities include lines of credit for working capital, term loans to finance purchases of equipment and commercial real estate loans for owner-occupied buildings. Unit and relationship managers within the Middle-Market Division average over 20 years of experience in their markets. The middle-market loan portfolio increased by 23.1% to a total portfolio of $1.6 billion at December 31, 2006 compared to $1.3 billion at December 31, 2005.

Commercial Real Estate Lending

The Commercial Real Estate Division provides variable rate and fixed rate financing alternatives (primarily in Webster’s core markets) for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. Loans are typically secured by investment quality real estate, including apartments, anchored retail, industrial and office properties. Loan types include construction, construction mini-perm and permanent loans, in amounts that range from $2 million to $15 million and are diversified by property type and geographic location. The lending group consists of a team of professionals with a high level of expertise and experience. The majority of the lenders have more than 15 years of national lending experience in construction and permanent lending with major banks and insurance companies. The commercial real estate lending portfolio increased by 5.3% to a total portfolio of $1.9 billion at December 31, 2006 compared to $1.8 billion at December 31, 2005.

Asset-Based Lending

Webster Business Credit Corporation (“WBCC”) is Webster Bank’s asset-based lending subsidiary with headquarters in New York, New York and regional offices in South Easton, Massachusetts; Charlotte, North Carolina; Dallas, Texas; Chicago, Illinois; Atlanta, Georgia; Memphis, Tennessee; and Hartford, Connecticut. Asset-based loans are generally secured by accounts receivable and inventories of the borrower and, in some cases, also include additional collateral such as property and equipment. The asset-based lending portfolio increased by 15.8% to a total portfolio of $766 million at December 31, 2006 compared to $661 million at December 31, 2005.

Equipment Financing

Center Capital Corporation (“Center Capital”), a nationwide equipment financing subsidiary of Webster Bank, transacts business with end users of equipment, either by soliciting this business on a direct basis or through referrals from various equipment manufacturers, dealers and distributors with whom it has relationships. The equipment financing portfolio increased by 14.1% to a total portfolio of $890 million at December 31, 2006 compared to $780 million at December 31, 2005.

Center Capital markets its products nationally through a direct sales force of equipment financing professionals who are grouped by customer type or collateral-specific business line. During 2006, financing initiatives encompassed four distinct industry/equipment niches, each operating as a division: Construction and Transportation Equipment Financing, Environmental Equipment Financing, Manufacturing Equipment Financing and General Aviation Equipment Financing.

Within each division, Center Capital seeks to finance equipment that retains value throughout the term of the underlying transaction. Little, if any, residual value risk is taken and, in many instances, financing terms cover only half of the financed equipment’s useful life. As such, and in exceptional instances where it is forced to repossess its collateral, that equipment may have value equal to or in excess of the defaulted contract’s remaining balance. All credit underwriting, contract preparation and closings, as well as servicing (including collections) are performed centrally at Center Capital’s headquarters in Farmington, Connecticut.

Insurance Premium Financing

Budget Installment Corp. (“BIC”), an insurance premium financing subsidiary headquartered in Rockville Centre, New York, provides insurance premium financing products covering commercial property and casualty policies. Its dedicated staff of insurance premium financing professionals works directly with local, regional and national insurance agents and brokers to market BIC’s financing products to customers nationwide. BIC’s portfolio increased by 6.5% to a total portfolio of $90 million at December 31, 2006 compared to $85 million at December 31, 2005.

Deposit and Cash Management Services

Webster offers a wide range of deposit and cash management services for clients ranging from sole proprietors to large corporations. For depository needs, we offer products ranging from core checking and money market accounts, to treasury sweep options including repurchase agreements and euro dollar deposits. For clients with more sophisticated cash management needs, available services include ACH origination and payment services such as lockbox for receipts posting, positive pay for fraud control and controlled disbursement for cash forecasting. All of these services are available through our on-line banking system Webster Web-Link (tm) which uses image technology to provide online information to our clients.

Credit Risk Management

Webster Bank manages and controls risk in its loan portfolio through adherence to consistent standards. Written credit policies establish underwriting standards, place limits on exposure and set other limits or standards as deemed necessary and prudent. Exceptions to the underwriting policies arise periodically, and to ensure proper identification and disclosure, additional approval requirements and a tracking requirement for all qualified exceptions have been established. In addition, regular reports are made to senior management and the Board of Directors regarding the credit quality of the loan portfolio.

Risk Management, which is independent of the loan production areas, oversees the loan approval process, ensures adherence to credit policies and monitors efforts to reduce classified and nonperforming assets.

The Loan Review Department, which is independent of the loan production areas and loan approval, performs ongoing independent reviews of the risk management process, the adequacy of loan documentation and the assigned loan risk ratings. The results of its reviews are reported directly to the Audit Committee of the Board of Directors.

The Corporate Compliance Department, which is independent of the operational lines of business, manages and controls compliance risks at the corporate level. Webster’s Compliance Program defines the infrastructure to support this oversight with defined roles and responsibilities, compliance risk assessment, policies and procedures, training and communication, testing and monitoring, issue management and supervision, evaluation and reporting mechanisms. The findings of the Corporate Compliance Department’s oversight activities and line of business compliance risk management controls are reported to the Risk Committee of the Board of Directors.

Information Technology Investment

During 2005, Webster converted its core systems processing to the Fidelity Information Services, Inc. (“Fidelity”) platform, to provide information technology, application processing and item processing services under a ten-year agreement. Webster is using the new software for core data processing services, enhancing both capacity and speed for customer benefit in consumer, commercial, mortgage and small business accounts in Fidelity’s application service provider environment. The migration to the new technology platform was completed in the fourth quarter of 2005. Webster recognized one-time conversion and infrastructure costs of $8.1 million in 2005.

The new system enhances sale and service delivery capabilities across Webster’s lines of business. Additionally, leveraging the processing capacity of Fidelity’s data centers provides Webster with the ability to continue to grow and expand its customer base. Webster will also continue to build out its technology capabilities with projects such as Internet development, automated lending solutions and enhanced cash management systems.

Business Segments

For segment reporting information, see Note 21 of Notes to Consolidated Financial Statements in Item 8 hereof.

Acquisitions

The Company’s growth and increased market share have been achieved through both internal growth and acquisitions. The Company continually evaluates acquisition opportunities that complement or advance its mission. Acquisitions typically involve the payment of a premium over book and market values and commonly result in one-time charges against earnings for integration and similar costs. Cost-savings, especially incident to in-market acquisitions, are achieved and revenue growth opportunities are enhanced through acquisitions.

The acquisition of NewMil Bancorp, Inc. (“NewMil”) was completed during 2006. The assets acquired and liabilities assumed were recorded at fair values at the acquisition date, with goodwill and other intangible assets recognized as described in Note 7 of Notes to Consolidated Financial Statements in Item 8 hereof. The results of operations of NewMil are included in the Consolidated Financial Statements for periods subsequent to the date of acquisition.

NewMil Bancorp, Inc.

On October 6, 2006, Webster completed its acquisition of NewMil. NewMil was the holding company for NewMil Bank, a state-chartered savings bank which, on the acquisition date, had $706.1 million in assets, $505.8 million in loans, $615.5 million in deposits and 20 branches in Connecticut. NewMil was merged with and into Webster, with Webster being the surviving corporation, and NewMil Bank was merged with and into Webster Bank, N.A., with Webster Bank being the surviving institution. Under the terms of the merger, Webster acquired NewMil through a tax-deferred, stock-for-stock exchange of all of the outstanding shares of NewMil’s common stock. For each issued and outstanding share of NewMil common stock, NewMil shareholders received approximately 0.8736 of a share of Webster common stock, which was the equivalent of $41.00 per share. Webster issued a total of 3.6 million common shares with a fair value of approximately $172.9 million.

Subsidiaries

Webster’s direct subsidiaries include Webster Bank, Webster Insurance and Fleming, Perry & Cox, Inc. Webster also owns all of the outstanding common stock in the following unconsolidated financial vehicles that have issued trust preferred securities: Webster Capital Trust I and II, Webster Statutory Trust I, People’s Bancshares Capital Trust II, Eastern Wisconsin Bancshares Capital Trust I and II and NewMil Statutory Trust I. See Note 14 of Notes to Consolidated Financial Statements for additional information.

The following is a brief description of Webster Bank and its principal direct and indirect subsidiaries.

Retail Banking

Webster Bank is the primary source of retail activity within the consolidated group. Webster Bank provides banking services through 177 banking offices, 334 ATMs and the Internet. Insurance activities are conducted through Webster Insurance. Residential mortgage origination activity is conducted through both Webster Bank and People’s Mortgage Corporation.

Commercial Lending

Webster provides various commercial lending products through subsidiaries of Webster Bank to clients throughout the United States. Webster Business Credit Corporation provides asset-based lending services, Budget Installment Corporation finances insurance premiums for commercial entities, and Center Capital provides equipment financing.

Investment Planning and Securities Brokerage Activities

Brokerage and investment products are offered by Webster Investment Services, which is also a registered investment advisor. Fleming, Perry & Cox, Inc., a subsidiary of Webster, provides financial planning services for high net worth individuals.

Other Subsidiaries

Webster Mortgage Investment Corporation is a passive investment subsidiary whose primary function is to provide servicing on passive investments, such as residential and commercial mortgage loans transferred from Webster Bank. Webster Preferred Capital Corporation is a real estate investment trust, which holds mortgage assets, principally residential mortgage loans transferred from Webster Bank. Additionally, Webster Bank has various other subsidiaries that are not significant to the consolidated entity.

Executive Officers of the Registrant

See Part III, Item 10 of this Form 10-K (“Report”) for information about our executive officers.

Employees

At December 31, 2006, Webster had 3,418 full-time equivalent employees including 3,204 full time and 433 part-time and other employees. The turnover rate for 2006 was 26.3%. None of the employees were represented by a collective bargaining group. Webster maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, and an employee 401(k) investment plan. Management considers relations with its employees to be good. See Note 19 of Notes to Consolidated Financial Statements contained elsewhere within the Report for additional information on certain benefit programs.

Competition

Webster is subject to strong competition from banks and other financial institutions, including savings and loan associations, finance companies, credit unions, consumer finance companies and insurance companies. Certain of these competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems and a wider array of commercial banking services than Webster. Competition from both bank and non-bank organizations is expected to continue.

The banking industry is also experiencing rapid changes in technology. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. Technological advances are likely to increase competition by enabling more companies to provide cost effective products and services.

Webster faces substantial competition for deposits and loans throughout its market areas. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations, automated services and office hours. Competition for deposits comes primarily from other commercial banks, savings institutions, credit unions, mutual funds and other investment alternatives. The primary factors in competing for commercial and business loans are interest rates, loan origination fees, the quality and range of lending services and personalized service. Competition for origination of mortgage loans comes primarily from savings institutions, mortgage banking firms, mortgage brokers, other commercial banks and insurance companies.

Supervision and Regulation

Webster is a bank holding company and is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act (“BHCA”). As such, the Federal Reserve is Webster’s primary federal regulator, and Webster is subject to extensive regulation, supervision and examination by the Federal Reserve. Webster is subject to the capital adequacy guidelines of the Federal Reserve, which are applied on a consolidated basis. These guidelines require bank holding companies having the highest regulatory ratings for safety and soundness to maintain a minimum ratio of Tier 1 capital to total average assets (or “leverage ratio”) of 3%. All other bank holding companies are required to maintain an additional capital cushion of 100 to 200 basis points. The Federal Reserve capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. At December 31, 2006, Webster was well capitalized under the capital adequacy guidelines. The Federal Reserve also may set higher minimum capital requirements for a bank holding company whose circumstances warrant it, such as a bank holding company anticipating significant growth. The Federal Reserve has not advised Webster that it is subject to any special capital requirement.

Any bank holding company that fails to meet the minimum capital adequacy guidelines applicable to it is considered to be undercapitalized and is required to submit an acceptable plan to the Federal Reserve to achieve capital adequacy. The Federal Reserve considers a bank holding company’s capital ratios and other indicators of capital strength when evaluating proposals to expand banking or non-banking activities, and it may restrict the ability of an undercapitalized bank holding company to pay dividends to its shareholders.

Webster also has made a declaration to the Federal Reserve of its status as a financial holding company under the Gramm-Leach-Bliley Act (“GLBA”). As a financial holding company, Webster is authorized to engage in certain financial activities that a bank holding company may not engage in. Currently, Webster engages in certain insurance agency activities pursuant to this authority. If a financial holding company fails to remain well capitalized and well managed, the company and its affiliates may not commence any new activity that is authorized particularly for financial holding companies. If a financial holding company remains out of compliance for 180 days or such longer period as the Federal Reserve permits, the Federal Reserve may require the financial holding company to divest either its insured depository institutions or all its non-banking subsidiaries engaged in activities not permissible for a bank holding company. If a financial holding company fails to maintain a “satisfactory” or better record of performance under the Community Reinvestment Act, it may not commence any new activity authorized particularly for financial holding companies, but may continue to make merchant banking and insurance company investments in the ordinary course of business.

Webster Bank is a national association chartered by the Office of the Comptroller of the Currency (“OCC”). The OCC is its primary federal regulator, and it is subject to extensive regulation, supervision, and examination by the OCC. In addition, as to certain matters, Webster Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve. Webster Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the OCC that are similar to those applicable to Webster. At December 31, 2006, Webster Bank was in compliance with all minimum capital requirements. There also are substantial regulatory restrictions on Webster Bank’s ability to pay dividends to Webster. Under OCC regulations, Webster Bank may pay dividends to Webster without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income for the calendar year to date plus retained net income for the preceding two years. At December 31, 2006, Webster Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends to Webster of $40.6 million without the prior approval of the OCC. Its deposits are insured up to regulatory limits by the FDIC and are subject to corresponding deposit insurance assessments to maintain the FDIC insurance funds.

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

Webster Bank is authorized by the OCC to engage in trust activities subject to the OCC’s regulation, supervision, and examination. Webster Bank provides trust and related fiduciary services to its customers. Webster Investment Services, Inc. (“WIS”) is registered as a broker-dealer and investment advisor and is subject to extensive regulation, supervision, and examination by the Securities and Exchange Commission (“SEC”). Fleming, Perry and Cox (“Fleming”) is registered as an investment advisor and is subject to extensive regulation, supervision and examination by the SEC. WIS and Fleming also are members of the National Association of Securities Dealers, Inc. (“NASD”) and are subject to its regulation. WIS is authorized to engage as a broker-dealer and Webster Bank is authorized to engage as an underwriter of municipal securities, and as such they are subject to regulation by the Municipal Securities Rulemaking Board. Webster Insurance is a licensed insurance agency with offices in the states of Connecticut and New York and is subject to registration and supervision by the State of Connecticut Department of Insurance.

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

Under GLBA, all financial institutions, including Webster, Webster Bank, and several of their affiliates and subsidiaries, are required to establish policies and procedures to restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request and to protect customer data from unauthorized access. In addition, the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) includes many provisions concerning national credit reporting standards, and permits consumers, including customers of Webster, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Federal Reserve and the Federal Trade Commission are granted extensive rulemaking authority under the FACT Act, and Webster Bank and its affiliates are subject to those provisions. Webster has developed policies and procedures for itself and its subsidiaries, including Webster Bank, and believes it is in compliance with all privacy, information sharing, and notification provisions of GLBA and the FACT Act.

Under Title III of the USA PATRIOT Act, all financial institutions, including Webster, Webster Bank, and several of their affiliates and subsidiaries, are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking regulatory authorities and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking regulators and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution, such as Webster or Webster Bank, in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act or the BHCA. Webster and Webster Bank have in place a Bank Secrecy Act and USA PATRIOT Act compliance program, and they engage in very few transactions of any kind with foreign financial institutions or foreign persons.

The Sarbanes-Oxley Act (“SOA”) was adopted for the stated purpose to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOA is the most far-reaching U.S. securities legislation enacted in several years. It applies generally to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (“Exchange Act”), including Webster. SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC and the Comptroller General. SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. In addition, the federal banking regulators have adopted generally similar requirements concerning the certification of financial statements by bank officials.

Home mortgage lenders, including banks, are required under the Home Mortgage Disclosure Act to make available to the public expanded information regarding the pricing of home mortgage loans, including the “rate spread” between the interest rate on loans and certain Treasury securities and other benchmarks. The availability of this information has led to increased scrutiny of higher-priced loans at all financial institutions to detect illegal discriminatory practices and to the initiation of a limited number of investigations by federal banking agencies and the U.S. Department of Justice. Webster is committed to fulfilling its responsibility to its communities by providing access to all customers and prospects including low and moderate income and minority borrowers. Webster has no information that it or any of its affiliates are the subject of any investigation.

The Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 8, 2006, gave the FDIC increased flexibility in assessing premiums on banks and savings associations, including Webster Bank, to pay for deposit insurance and in managing its deposit insurance reserves. During 2006, the FDIC adopted rules to implement its new authority to set deposit insurance premiums. Under these regulations, all insured depository institutions pay a base rate, which may be adjusted annually up to 3 basis points by the FDIC, and an additional assessment based on the risk of loss to the Deposit Insurance Fund posed by that institution. For an institution, such as Webster Bank, that has a long-term public debt rating, the risk assessment is based on its debt rating and the components of its supervisory rating. For institutions that do not have a long-term public debt rating, the risk assessment is based on certain measurements of its financial condition and its supervisory ratings. Assessment rates set by the FDIC effective January 1, 2007 will range from 5 to 43 basis points. The reform legislation also provided a credit to insured institutions based on the amount of their insured deposits at year-end 1996 which will offset the premiums assessed. Webster Bank’s credit of $12.6 million is expected to offset its 2007 deposit insurance assessment and at least a portion of its 2008 assessment.

Periodic disclosures by companies in various industries of the loss or theft of computer-based nonpublic customer information have led several members of Congress to call for the adoption of national standards for the safeguarding of such information and the disclosure of security breaches. Several committees of both houses of Congress have discussed plans to conduct hearings on data security and related issues. Webster devotes considerable resources to corporate data security and to protecting its customers’ identity and privacy, including the use of encryption, multiple authentication and other safeguards.

On October 13, 2006, the Financial Services Regulatory Relief Act of 2006 was signed into law. This Act permits a financial holding company, such as Webster, to increase cross-marketing between its banking subsidiaries, such as Webster Bank, and any commercial companies in which it may invest pursuant to its merchant banking authority under the GLBA. This Act also directs the Federal Reserve and the SEC to engage in joint rulemaking to clarify that traditional banking activities involving some elements of securities brokerage activities may be performed by banks without SEC supervision. A proposed rule was issued for public comment on December 18, 2006. Other provisions of this Act may increase competition between banks and thrifts by increasing parity between them with regard to certain powers, accounting practices, and lending limits.

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

Statistical Disclosure

The information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page

I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differentials	26, 27
II.	Investment Portfolio	34, 35, 64-69
III.	Loan Portfolio	35-37, 70, 71
IV.	Summary of Loan Loss Experience	38-41, 71, 72
V.	Deposits	77, 78
VI.	Return on Equity and Assets	22, 23
VII.	Short-Term Borrowings	79, 80

Item 1a.	Risk Factors

An investment in Webster’s common stock is subject to various risks inherent in its business. The material risks and uncertainties that management believes affect the Company are described below. The risks and uncertainties described below are not the only ones facing Webster. Additional risks and uncertainties that management is not aware of, or that it currently deems immaterial, may also impair business operations.

If any of the following risks actually occur, Webster’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of Webster’s common stock could decline significantly.

Webster’s Business Strategy Of Growth Through Acquisitions Could Have An Impact On Its Earnings And Results Of Operations That May Negatively Impact The Value Of The Company’s Stock

In recent years, Webster has focused, in part, on growth through acquisitions. In October 2006, Webster completed the acquisition of NewMil Bancorp, Inc., the holding company for NewMil Bank, headquartered in New Milford, Connecticut, a state chartered savings bank.

From time to time in the ordinary course of business, Webster engages in preliminary discussions with potential acquisition targets. The consummation of any future acquisitions may dilute stockholder value.

Although Webster’s business strategy emphasizes organic expansion combined with acquisitions, there can be no assurance that, in the future, Webster will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into our existing operations or expand into new markets.

There can be no assurance that acquisitions will not have an adverse effect upon Webster’s operating results while the operations of the acquired businesses are being integrated into Webster’s operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by Webster’s existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect Webster’s earnings. These adverse effects on Webster’s earnings and results of operations may have a negative impact on the value of Webster’s stock.

The Company Operates In A Highly Competitive Industry And Market Area

Webster faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets in which we operate. Webster also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than Webster can.

The ability of Webster to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•	The ability to expand market position.

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	The rate at which Webster introduces new products and services relative to its competitors.

•	Customer satisfaction with Webster’s level of service.

•	Industry and general economic trends.

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

In recent years, Webster has focused on shifting its asset mix to reduce the residential mortgage loan portfolio and increase commercial and consumer loans. In 2006, Webster sold $250 million of its residential mortgage loans and utilized the proceeds to pay down high cost/short term borrowings, and securitized $370 million of residential mortgage loans and retained the resulting securities in order to strengthen its balance sheet. At the end of 2006, commercial loans were $5.3 billion, including (1) commercial and industrial loans at $3.4 billion, up 17.7% compared to balances at December 31, 2005, and (2) commercial real estate loans at $1.9 billion, up 5.3% compared to balances at December 31, 2005. Consumer loans, primarily home equity loans and lines, increased 15.7% to $3.2 billion at December 31, 2006 compared to December 31, 2005. Commercial, commercial real estate and consumer loans comprised 65.8% of total loans at December 31, 2006 compared to 60.7% at December 31, 2005. Commercial and consumer lending typically results in greater yields than traditional residential mortgage lending; however, it also entails more credit risk. Generally speaking, the losses on commercial and consumer portfolios are more volatile and less predictable than residential mortgage lending, and, consequently, the credit risk associated with such portfolios is higher.

Webster’s Allowance For Credit Losses May Be Insufficient

Webster maintains an allowance for credit losses, which is established through a provision for credit losses charged to operations, that represents management’s best estimate of probable losses within the existing portfolio of loans and unfunded credit commitments. The allowance, in the judgment of management, is necessary to reserve for estimated credit losses and risks inherent in the loan portfolio and unfunded commitments. The level of the allowance reflects management’s continuing evaluation of: industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires Webster to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of Webster’s control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review Webster’s allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, Webster will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on Webster’s financial condition and results of operations. See the section captioned “Allowance for Credit Losses” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, located elsewhere in the Report for further discussion related to the process for determining the appropriate level of the allowance for credit losses.

Changes In Interest Rates Could Impact Webster’s Earnings And Results Of Operations Which Could Negatively Impact The Value Of Webster’s Stock

Webster’s consolidated results of operations depend, to a large extent, on the level of its net interest income, which is the difference between interest income from interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. If interest-rate fluctuations cause the cost of interest-bearing liabilities to increase faster than the yield on interest-earning assets, then net interest income for Webster will decrease. If the cost of interest-bearing liabilities declines faster than the yield on interest-earning assets, then net interest income for Webster will increase.

Webster measures its interest-rate risk using simulation analyses with particular emphasis on measuring changes in net income and net economic value in different interest-rate environments. The simulation analyses incorporate assumptions about balance sheet changes, such as asset and liability growth, loan and deposit pricing and changes due to the mix and maturity of such assets and liabilities. Other key assumptions relate to the behavior of interest rates and spreads, prepayments of loans and the run-off of deposits. These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies.

While various monitors of interest-rate risk are employed, Webster is unable to predict future fluctuations in interest rates or the specific impact thereof. The market values of most of Webster’s financial assets are sensitive to fluctuations in market interest rates. Fixed-rate investments, mortgage-backed securities and mortgage loans typically decline in value as interest rates rise. Prepayments on mortgage-backed securities may adversely affect the value of such securities and the interest income generated by them.

Changes in interest rates can also affect the amount of loans that Webster originates, as well as the value of loans and other interest-earning assets and Webster’s ability to realize gains on the sale of such assets and liabilities. Prevailing interest rates also affect the extent to which Webster’s borrowers prepay their loans. When interest rates increase, borrowers are less likely to prepay their loans, and when interest rates decrease, borrowers are more likely to prepay loans. Funds generated by prepayments might be reinvested at a less favorable interest rate. Prepayments may adversely affect the value of mortgage loans, the levels of such assets that are retained in our portfolio, net interest income, loan servicing income and capitalized servicing rights.

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

Webster Is Subject To Extensive Government Regulation And Supervision

Webster, primarily through Webster Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect Webster’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Webster in substantial and unpredictable ways. Such changes could subject Webster to additional costs, limit the types of financial services and products Webster may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on Webster’s business, financial condition and results of operations. While Webster has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1 of this report for further information.

Webster Is Subject To Insurance Industry-Related Risks

The Attorneys General of the states of New York and Connecticut have been investigating insurance brokerage firms regarding certain compensation arrangements between insurance brokers and insurance companies. One of the areas of focus of these inquiries to date has been on contingency or override payments that insurance companies pay based on the overall relationship and services provided. Such payments are generally in accordance with longstanding industry practice and may be based upon a variety of factors, including, but not limited to, aggregate volume, profitability, and persistency of insurance policies placed with the insurance company. Recent settlement agreements entered into between insurance brokers and the Attorneys General of some states relating to contingency payments have included significant penalties and the imposition of disclosure requirements on the broker. Webster Insurance acts principally as an agent, although it has some brokerage business.

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

Webster May Not Pay Dividends If It Is Not Able To Receive Dividends From Its Subsidiary, Webster Bank

Cash dividends from Webster Bank and existing liquid assets are the principal sources of funds for paying cash dividends on Webster’s common stock. Unless the Company receives dividends from Webster Bank or chooses to use liquid assets, the Company may not be able to pay dividends. Webster Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements.

Webster’s main sources of liquidity are dividends from Webster Bank, investment income and net proceeds from capital offerings and borrowings. The main uses of liquidity are purchases of investment securities, the payment of dividends to common stockholders, repurchases of the Company’s common stock, and the payment of interest on borrowings and capital securities. There are certain regulatory restrictions on the payment of dividends by Webster Bank to Webster. See Note 16 of Notes to Consolidated Financial Statements contained elsewhere within this Report for further information on such dividend restrictions.

Webster May Not Be Able To Attract And Retain Skilled People

Webster’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by Webster can be intense and the Company may not be able to hire people or to retain them. The unexpected loss of services of one or more of Webster’s key personnel could have a material adverse impact on the business because of their skills, knowledge of the market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. Webster does not currently have employment agreements with any of its executive officers.

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

Webster Continually Encounters Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Webster’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of Webster’s competitors because of their larger size and available capital have substantially greater resources to invest in technological improvements. Webster may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on Webster’s business and, in turn, its financial condition and results of operations.

Webster Is Subject To Claims And Litigation Pertaining To Fiduciary Responsibility

From time to time, customers make claims and take legal action pertaining to Webster’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to Webster’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to Webster they may result in significant financial liability and/or adversely affect the market perception of Webster and its products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on Webster’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Item 1b.	Unresolved Staff Comments

Webster has no unresolved comments from the SEC staff.

Item 2.	Properties

At December 31, 2006, Webster Bank had 177 banking offices, which includes: 35 banking offices, including its main office, in New Haven County; 49 banking offices in Hartford County; 28 banking offices in Fairfield County; 16 banking offices in Litchfield County; 5 banking offices in Middlesex County; 2 banking offices in Tolland County; and 3 banking offices in New London County. It also maintains 7 banking offices in New York State, 22 in Massachusetts and 10 in Rhode Island. Of the 177 offices, 77 offices are owned and 100 offices are leased. Lease expiration dates range from 1 to 81 years with renewal options of 2 to 35 years. Webster Financial Advisors, headquartered in Stamford, Connecticut, has offices in Hartford, New Haven, Waterbury and Providence, Rhode Island. The National Wholesale Lending Group maintains regional offices in Cheshire, Connecticut; Chicago, Illinois; Phoenix, Arizona; and Seattle, Washington.

Subsidiaries maintain the following offices: Webster Insurance is headquartered in Meriden, Connecticut and has offices in several Connecticut communities, including East Haven, Vernon, Waterford and Westport as well as an office in Harrison, New York. Webster Investment Services, Inc. is headquartered in Kensington, Connecticut with sales offices located throughout Webster’s branch network. Center Capital is headquartered in Farmington, Connecticut and has offices in Brookfield, Connecticut; Blue Bell, Pennsylvania; and Schaumburg, Illinois. WBCC is headquartered in New York, New York with offices in Atlanta, Georgia; South Easton, Massachusetts; Chicago, Illinois; Dallas, Texas; Charlotte, North Carolina; Memphis, Tennessee; and Hartford, Connecticut. BIC is headquartered in Rockville Centre, New York. Peoples Mortgage Corporation has offices in, Andover, Massachusetts; Hamden, Connecticut; Severna Park and Rockville, Maryland.

The total net book value of properties and equipment owned at December 31, 2006 was $195.9 million. See Note 8 of Notes to Consolidated Financial Statements elsewhere in this Report for additional information.

Item 3.	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incident to the registrant’s business, to which Webster is a party or of which any of its property is subject.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2006, no matters were submitted to a vote of Webster security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The common shares of Webster trade on the New York Stock Exchange under the symbol “WBS”.

The following table sets forth for each quarter of 2006 and 2005 the intra-day high and low sales prices per share of common stock as reported by the NYSE and the cash dividend declared per share. On January 31, 2007, the closing market price of Webster common stock was $49.82. Webster increased its quarterly dividend to $0.27 per share in the second quarter of 2006.

Common Stock (per share)

			Dividends
2006	High	Low	Declared

Fourth quarter	$50.44	$46.04	$0.27
Third quarter	48.64	45.30	0.27
Second quarter	49.20	45.30	0.27
First quarter	49.55	45.25	0.25

			Dividends
2005	High	Low	Declared

Fourth quarter	$48.97	$43.23	$0.25
Third quarter	49.24	43.84	0.25
Second quarter	47.84	43.10	0.25
First quarter	50.65	43.52	0.23

Holders

Webster had 10,943 holders of record of common stock and 56,465,108 shares outstanding on January 31, 2007. The number of shareholders of record was determined by American Stock Transfer and Trust Company.

Dividends

The payment of dividends is subject to various restrictions, none of which is expected to limit any dividend policy that the Board of Directors may in the future decide to adopt. Payment of dividends to Webster from Webster Bank is subject to certain regulatory and other restrictions. Under OCC regulations, Webster Bank may pay dividends to Webster without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. At December 31, 2006, Webster Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of $40.6 million to Webster without the prior approval of the OCC.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to any purchase of shares of Webster common stock made by or on behalf of Webster or any “affiliated purchaser” for the quarter ended December 31, 2006. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

			Number of Shares
			Purchased of Total	Maximum Number of
			That were Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs

October 1-31, 2006	—	$—	—	1,000,902
November 1-30, 2006	26,651	48.36	—	1,000,902
December 1-31, 2006	6,518	48.96	—	1,000,902

Total	33,169	$48.47	—	1,000,902

Stock-Based Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2006, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information is presented in Note 20, Stock-Based Compensation Plans, in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report.

	Number of Shares
	to be Issued Upon	Weighted-Average	Number of Shares
	Exercise of	Exercise Price of	Available for
Plan Category	Outstanding Awards	Outstanding Awards	Future Grants

Plans approved by shareholders	3,286,513	$36.38	1,012,906
Plans not approved by shareholders	—	—	—

Total	3,286,513	$36.38	1,012,906

Performance Graph

The performance graph compares Webster’s cumulative shareholder return on its common stock over the last five fiscal years to the cumulative total return of the Standard & Poor’s 500 Index (“S&P 500 Index”) and the SNL All Bank and Thrift Index. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. Webster’s cumulative shareholder return over a five-year period is based on an initial investment of $100 on December 31, 2001.

Comparison of Five Year Cumulative Total Return Among
Webster, S&P 500 Index and SNL All Bank & Thrift Index

Total Return Performance

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Webster Financial Corporation	100.00	112.71	151.70	170.77	161.59	171.67
S & P 500	100.00	78.03	100.16	110.92	116.28	134.43
SNL All Bank & Thrift Index	100.00	93.96	127.39	142.66	144.89	169.30

Sources : SNL Financial LC, Bloomberg L.P.

Item 6.	Selected Financial Data

	At or for Year Ended December 31,
	2006*	2005	2004	2003	2002
	(In thousands, except per share data)

STATEMENT OF CONDITION
Total assets	$17,097,471	$17,836,562	$17,020,597	$14,568,690	$13,468,004
Loans, net	12,775,772	12,138,800	11,562,663	9,091,135	7,795,835
Securities	1,962,733	3,700,585	3,724,019	4,302,181	4,124,997
Goodwill and other intangible assets	825,012	698,570	694,165	330,929	297,359
Deposits	12,458,396	11,631,145	10,571,288	8,372,135	7,606,122
FHLB advances and other borrowings	2,590,075	4,377,297	4,698,833	4,936,393	4,455,669
Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts(a)	—	—	—	—	121,255
Preferred stock of subsidiary corporation	9,577	9,577	9,577	9,577	9,577
Shareholders’ equity	1,876,863	1,647,226	1,543,974	1,152,895	1,035,458

STATEMENT OF INCOME
Interest income	$1,014,738	$871,847	$732,108	$658,718	$692,034
Interest expense	506,188	354,506	263,947	245,199	286,306

Net interest income	508,550	517,341	468,161	413,519	405,728
Provision for credit losses	11,000	9,500	18,000	25,000	29,000
Other non-interest income	218,061	217,252	205,394	213,909	162,195
Loss on write-down of securities available for sale to fair value	48,879	—	—	—	—
Gain on sale of securities, net	1,289	3,633	14,313	18,574	23,377
Non-interest expenses	474,948	455,570	447,137	377,982	328,323

Income before income taxes and cumulative effect of change in accounting method	193,073	273,156	222,731	243,020	233,977
Income taxes	59,283	87,301	68,898	79,772	73,965

Income before cumulative effect of change in accounting method	133,790	185,855	153,833	163,248	160,012
Cumulative effect of change in accounting method (net of taxes)	—	—	—	—	(7,280)

Net income	$133,790	$185,855	$153,833	$163,248	$152,732

Per Share Data
Net income per share — basic	$2.50	$3.47	$3.05	$3.58	$3.21
Net income per share — diluted	2.47	3.43	3.00	3.52	3.16
Dividends declared per common share	1.06	0.98	0.90	0.82	0.74
Book value per common share	33.30	30.70	28.79	24.91	22.69
Tangible book value per common share	19.00	18.03	16.30	18.18	16.64
Diluted weighted-average shares	54,065	54,236	51,352	46,362	48,392

	At or for Year Ended December 31,
	2006*	2005	2004	2003	2002
	(In thousands, except per share data)

Key Performance Ratios
Return on average assets	0.75%	1.06%	0.94%	1.15%	1.22%
Return on average shareholders’ equity	7.79	11.52	11.14	15.16	14.78
Net interest margin	3.16	3.29	3.11	3.14	3.50
Interest-rate spread	3.09	3.25	3.09	3.10	3.43
Non-interest income as a percentage of total revenue	25.11	29.92	31.94	35.99	31.38
Average shareholders’ equity to average assets	9.61	9.23	8.40	7.58	8.24
Dividend payout ratio	42.91	28.57	30.00	23.30	23.42
Asset Quality Ratios
Allowance for credit losses/total loans	1.20%	1.27%	1.28%	1.32%	1.48%
Allowance for loan losses/total loans	1.14	1.19	1.28	1.32	1.48
Net charge-offs/average loans	0.13	0.03	0.10	0.25	0.18
Nonperforming loans/total loans	0.46	0.49	0.30	0.39	0.54
Nonperforming assets/total loans plus OREO	0.48	0.54	0.33	0.47	0.63

*	Net income, per share data and ratios include the effect of balance sheet repositioning action charges of $37.0 million, net of tax. Excluding these charges, diluted earnings per share would have been $3.16.

(a)	Webster adopted FASB Interpretation No. 46R on December 31, 2003, and in accordance with its provisions, deconsolidated the capital trusts and reported the associated liabilities as other long-term debt. Commencing in 2004, the associated costs are reported as interest expense (previously reported as non-interest expense).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements of Webster Financial Corporation and the Notes thereto included elsewhere in the Report (collectively, the “Financial Statements”).

Critical Accounting Policies and Estimates

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Credit Losses

Arriving at an appropriate level of allowance for credit losses involves a high degree of judgment. The allowance for credit losses, which comprises the allowance for loan losses and the reserve for unfunded credit commitments, provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio and in unfunded credit commitments. To assess the adequacy of the allowance, management considers historical information as well as the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for credit losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the methodology of assessing the adequacy of the allowance for credit losses, see the “Asset Quality” section elsewhere within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Valuation of Goodwill/Other Intangible Assets and Analysis for Impairment

Webster, in part, has increased its market share through acquisitions accounted for under the purchase method, which requires that assets acquired and liabilities assumed be recorded at their fair values estimated by means of internal or other valuation techniques. These valuation estimates affect the measurement of goodwill and other intangible assets recorded in the acquisition. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques including multiples of revenue, price/equity and price/earnings ratios.

Income Taxes

Certain aspects of income tax accounting require management judgment, including determining the expected realization of deferred tax assets. Such judgments are subjective and involve estimates and assumptions about matters that are inherently uncertain. Should actual factors and conditions differ materially from those used by management, the actual realization of the net deferred tax assets could differ materially from the amounts recorded in the financial statements.

Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry back” refund claims could be made. Valuation allowances are established against those deferred tax assets determined not likely to be realized (a full valuation allowance has been established for the Connecticut, Massachusetts and Rhode Island portion of the net deferred tax assets).

Deferred tax liabilities represent items that will require a future tax payment. They generally represent tax expense recognized in the Company’s financial statements for which a payment has been deferred, or a deduction taken on the Company’s tax return but not yet recognized as an expense in the financial statements. Deferred tax liabilities are also recognized for certain “non-cash” items such as certain acquired intangible assets subject to amortization which results in future financial statement expenses that are not deductible for tax purposes.

For more information about income taxes, see Note 9 of Notes to Consolidated Financial Statements included elsewhere within this Report.

Pension and Other Postretirement Benefits

The determination of the obligation and expense for pension and other postretirement benefits is dependent upon certain assumptions used in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs. Actual results could differ from the assumptions and market driven rates may fluctuate. Significant differences in actual experience or significant changes in the assumptions may materially affect the future pension and other postretirement obligations and expense. See Note 19 of Notes to Consolidated Financial Statements for further information.

Results of Operations

Summary

Webster’s net income was $133.8 million or $2.47 per diluted share in 2006, compared to $185.9 million or $3.43 per diluted share in 2005, a decrease of 28%. The $52.1 million decline in net income is primarily due to charges of $57.0 million ($37.0 million after taxes, or $0.69 per diluted share) related to the balance sheet repositioning actions taken in the fourth quarter.

Results for 2006 reflect Webster’s continued focus on growing loans and deposits, while reducing exposure to rising interest rates by paying down borrowings and increasing tangible capital. A 13 basis point decrease in the net interest margin for 2006, when compared to the prior year, was due to the flattening of the yield curve including especially the effect of rising short-term interest rates. The effect of these rates has been partially offset by loan portfolio growth. Average earning assets increased $350.3 million or 2.2% with an increase of $870.1 million or 7.3% in loans, primarily higher yielding commercial and consumer loans, and an increase in loans held for sale of $56.2 million or 24.2%, partially offset by a decrease in securities of $581.5 million or 15.5% when compared to 2005.

Non-interest income decreased by $50.4 million, or 22.8%, in 2006 compared to a year ago, due to the loss of $51.3 million on write-down and subsequent sale of available for sale mortgage-backed securities and the loss of $5.7 million on the sale of mortgage loans. Both of these losses were related to the balance sheet repositioning actions that were announced and completed in the fourth quarter of 2006. Insurance revenues decreased $5.2 million or 11.8%, the result of reduced retention and a decline in contingent revenue. These decreases were partially offset by an increase in deposit service fees of $10.8 million, or 12.6% compared to 2005.

Non-interest expenses increased $19.4 million, or 4.3%, to $474.9 million compared to 2005. The increase reflects the impact of the NewMil acquisition, investments in customer facing personnel and de novo branch expansion, partially offset by the $8.1 million of conversion and infrastructure costs incurred in 2005.

	At or for the Years Ended December 31,
	2006*	2005	2004
	(Dollars in thousands,
	except per share data)

Earnings
Net interest income	$508,550	$517,341	$468,161
Total non-interest income	170,471	220,885	219,707
Total non-interest expenses	474,948	455,570	447,137
Net income	133,790	185,855	153,833

Common Share Data
Net income (diluted)	2.47	3.43	3.00
Dividends declared	1.06	0.98	0.90
Book value	33.30	30.70	28.79
Tangible book value	19.00	18.03	16.30

Diluted shares (average)	54,065	54,236	51,352

Selected Ratios
Return on average assets	0.75%	1.06%	0.94%
Return on average shareholders’ equity	7.79	11.52	11.14
Net interest margin	3.16	3.29	3.11
Efficiency ratio (a)	69.95	61.71	65.00
Tangible capital ratio	6.46	5.54	5.21

*	Net income, per share data and ratios include the effect of balance sheet repositioning action charges of $37.0 million, net of tax. Excluding these charges, diluted earnings per share would have been $3.16.

(a)	Total non-interest expense as a percentage of net interest income plus total non-interest income.

In July 2006, Webster Bank reached an informal agreement with the Office of the Comptroller of the Currency to address general bank compliance, including Bank Secrecy Act and related money laundering risks, flood acts compliance and the internal audit program. These increased compliance efforts, already well under way and receiving significant management attention, are not expected to have a material impact on Webster’s operations or earnings.

Table 1: Three-year average balance sheet and net interest margin.

	Year Ended December 31,
	2006			2005			2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yields	Balance	Interest	Yields	Balance	Interest	Yields
	(Dollars in thousands)

Loans(a)(b)	$12,800,864	$843,398	6.59%	$11,930,776	$689,048	5.78%	$10,719,446	$547,308	5.11%
Loans held for sale	288,892	17,213	5.96	232,695	12,945	5.56	129,945	6,682	5.14
Securities(c)	3,224,776	162,504	4.98	3,806,289	178,106	4.68	4,331,385	183,028	4.23
Short-term investments	25,514	1,079	4.23	19,982	537	2.69	30,651	390	1.27

Total interest-earning assets(c)	16,340,046	1,024,194	6.25	15,989,742	880,636	5.50	15,211,427	737,408	4.85
Other assets	1,531,421			1,484,723			1,234,124

Total assets	$17,871,467			$17,474,465			$16,445,551

Demand deposits	$1,470,861	$—	—	$1,449,596	$—	—	$1,255,897	$—	—
Savings, NOW, money market deposit accounts	5,427,812	100,165	1.85%	5,633,897	66,226	1.18%	5,286,637	47,683	0.90%
Certificates of deposits	5,193,608	210,034	4.04	4,215,801	122,211	2.90	3,162,939	72,923	2.31

Total deposits	12,092,281	310,199	2.57	11,299,294	188,437	1.67	9,705,473	120,606	1.24
FHLB advances	2,035,786	94,322	4.63	2,256,216	78,623	3.48	2,774,287	82,092	2.96
Fed funds and repurchase agreements	1,243,269	52,301	4.21	1,520,086	43,842	2.88	1,828,266	24,342	1.33
Other long-term-debt	633,667	49,366	7.79	673,562	43,604	6.47	652,975	36,907	5.65

Total interest-bearing liabilities	16,005,003	506,188	3.16	15,749,158	354,506	2.25	14,961,001	263,947	1.76
Other liabilities	139,057			102,732			94,145
Preferred stock of subsidiary corporation	9,577			9,577			9,577
Shareholders’ equity	1,717,830			1,612,998			1,380,828

Total liabilities and shareholders’ equity	$17,871,467	518,006		$17,474,465	526,130		$16,445,551	473,461

Less fully taxable-equivalent adjustment		(9,456)			(8,789)			(5,300)

Net interest income		$508,550			$517,341			$468,161

Interest rate spread(c)			3.09%			3.25%			3.09%
Net interest margin(c)			3.16%			3.29%			3.11%

(a)	Interest on nonaccrual loans has been included only to the extent reflected in the Consolidated Statements of Income. Nonaccrual loans are included in the average balance outstanding.

(b)	Includes amortization of net deferred loan costs (net of fees) and premiums (net of discounts) of: $19.5 million, $14.0 million and $14.2 million in 2006, 2005 and 2004, respectively.

(c)	Unrealized gains (losses) on available-for-sale securities are excluded from the average yield calculations. Unrealized net gains (losses) averaged $(36.0) million, $(24.1) million and $0.2 million for 2006, 2005 and 2004, respectively.

Net Interest Income

Net interest income, which is the difference between interest earned on loans, investments and other interest-earning assets and interest paid on deposits and borrowings, totaled $508.6 million in 2006, compared to $517.3 million in 2005, a decrease of $8.7 million or 1.7%. Net interest income is affected by changes in interest rates, by loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. As a result of the balance sheet repositioning in the fourth quarter, the net interest margin for the three months ended December 31, 2006 was 3.23%, an increase of 22 basis points compared to the three months ended September 30, 2006.

These declines are largely due to the interest rate environment, as the costs of deposits and borrowings have increased faster than the yields on earning assets. For the year ended December 31, 2006, the yield on interest-earning assets increased 75 basis points while the cost of interest-bearing liabilities rose 91 basis points. As a result, the net interest margin for the year was 3.16%, a decline of 13 basis points compared to 2005.

Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings. Webster manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest rate risk monitoring and management policies. See “Asset/Liability Management and Market Risk” for further discussion of Webster’s interest rate risk position.

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

Table 2: Net interest income — rate/volume analysis.

	Years Ended December 31,			Years Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)

Interest on interest-earning assets:
Loans	$101,463	$52,894	$154,357	$76,125	$65,608	$141,733
Loans held for sale	976	3,292	4,268	587	5,676	6,263
Securities and short-term investments	2,519	(18,253)	(15,734)	16,915	(25,172)	(8,257)

Total interest income	104,958	37,933	142,891	93,627	46,112	139,739

Interest on interest-bearing liabilities:
Deposits	107,733	14,029	121,762	46,032	21,799	67,831
Borrowings	51,778	(21,858)	29,920	47,034	(24,306)	22,728

Total interest expense	159,511	(7,829)	151,682	93,066	(2,507)	90,559

Net change in net interest income	$(54,553)	$45,762	$(8,791)	$561	$48,619	$49,180

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit ratings, began 2004 at 4.00%, increased 25 basis points at the end of the second quarter, 50 basis points during the third quarter and 50 basis points during the fourth quarter and ended the year at 5.25%. During 2005, the prime rate increased 50 basis points in each of the four quarters to end the year at 7.25%. During 2006, the prime interest rate increased 50 basis points in each of the first two quarters to end the year at 8.25%. The federal funds rate, which is the cost of immediately available overnight funds, fluctuated in a similar manner. It began 2004 at 1.00%, increased 25 basis points at the end of the second quarter, 50 basis points during the third quarter and 50 basis points during the fourth quarter to end the year at 2.25%. During 2005, the federal funds rate increased 50 basis points in each of the four quarters to end the year at 4.25%. During 2006, the federal funds rate increased 50 basis points in each of the first two quarters to end the year at 5.25%.

Interest Income

Interest income (on a fully tax-equivalent basis) increased $143.6 million, or 16.3%, to $1.0 billion for 2006 as compared to 2005. The increase in short-term interest rates had a favorable impact on interest sensitive loans as well as higher rates on new volumes. Most of the growth occurred in higher yielding commercial and consumer loans. Also contributing was the increase in the volume of earning assets, with most of that growth occurring in the loan portfolio.

The yield earned on earning assets increased 75 basis points for the year ended December 31, 2006 to 6.25% compared to 5.50% for 2005 as a result of a rising interest rate environment. The loan portfolio yield increased 81 basis points to 6.59% for the year ended December 31, 2006 and comprised 78.3% of average interest-earning assets compared to the loan portfolio yield of 5.78% and 74.6% of average earning assets for the year ended December 31, 2005. Additionally, the yield on securities was 4.98%, a 30 basis point improvement over 2005.

Earning assets increased during 2006, averaging $16.3 billion, up from $16.0 billion in 2005. Strong growth occurred in the loan portfolio, particularly commercial loans and consumer loans. In total, the average loan portfolio increased by 7.3% over 2005. Securities decreased during the year as a result of the repositioning of the securities portfolio during the fourth quarter of 2006 when the $1.9 billion available for sale mortgage-backed securities portfolio was sold.

Interest Expense

Interest expense for the year ended December 31, 2006 increased $151.7 million, or 42.8%, compared to 2005. The increase was primarily due to the rising short-term interest rates and changing consumer preference for higher yielding products. The amount of borrowings declined as cash flows from the investment portfolio were used to reduce these high-cost funding sources and deposit growth was used primarily to fund loan growth, and also from the balance sheet repositioning that took place in the fourth quarter of 2006.

The cost of interest-bearing liabilities was 3.16% for the year ended December 31, 2006, an increase of 91 basis points compared to 2.25% for 2005. Deposit costs for the year ended December 31, 2006 increased to 2.57% from 1.67% in 2005, an increase of 90 basis points. Total borrowing costs for the year ended December 31, 2006 increased 128 basis points to 5.01% from 3.73% for 2005.

Provision for Credit Losses

The provision for credit losses was $11.0 million for the year ended December 31, 2006, an increase of 15.8% compared to $9.5 million for the year ended December 31, 2005. The increase in provision is primarily due to a higher level of net-charge offs and growth in both the commercial and consumer loan portfolios. During 2006, net charge-offs were $16.4 million compared to $3.2 million in 2005. See Tables 10 through 15 for information on the allowance for credit losses, net charge-offs and nonperforming assets.

Management performs a quarterly review of the loan portfolio and unfunded commitments to determine the adequacy of the allowance for credit losses. Several factors influence the amount of the provision, primarily loan growth and portfolio mix, net charge-offs and the level of economic activity. At December 31, 2006, the allowance for credit losses totaled $155.0 million or 1.20% of total loans compared to $155.6 million or 1.27% at December 31, 2005. See the “Allowance for Credit Losses Methodology” section later in the Management’s Discussion and Analysis for further details.

Non-interest Income

Table 3: Non-interest income comparison of 2006 to 2005.

	Year Ended December 31,		Increase (Decrease)
	2006	2005	Amount	Percent
	(In thousands)

Deposit service fees	$96,765	$85,967	$10,798	12.6%
Insurance revenue	38,806	44,015	(5,209)	(11.8)
Loan related fees	34,389	33,232	1,157	3.5
Wealth and investment services	27,183	23,151	4,032	17.4
Mortgage banking activities	8,542	11,573	(3,031)	(26.2)
Increase in cash surrender value of life insurance	9,603	9,241	362	3.9
Other income	8,486	10,073	(1,587)	(15.8)

Non-interest revenues	223,774	217,252	6,522	3.0
Loss on write-down of securities available for sale to fair value	(48,879)	—	(48,879)	(100.0)
Loss on sale of mortgage loans	(5,713)	—	(5,713)	(100.0)
Net gain on securities transactions	1,289	3,633	(2,344)	(64.5)

Total non-interest income	$170,471	$220,885	$(50,414)	(22.8)%

The $50.4 million, or 22.8%, decrease in non-interest income over the prior year is primarily attributable to management’s decision to sell the mortgage-backed securities classified as available for sale. A $48.9 million loss was recognized at September 30, 2006 for the write-down of these securities available for sale to fair value. During the fourth quarter of 2006, an additional loss of $2.4 million, included in net gain on securities transactions, was recognized upon completion of the sale. Additionally, as part of Webster’s balance sheet repositioning actions, the Company recognized a $5.7 million loss on the sale of $250 million of residential mortgage loans in the fourth quarter of 2006. The total impact of the balance sheet repositioning actions was a reduction in non-interest income of $57.0 million for the year ended December 31, 2006. Excluding the balance sheet actions cited above, non-interest income for the year ended December 31, 2006 increased 3.0% when compared to the prior year as a result of increases in deposit service fees of $10.8 million, wealth and investment service fees of $4.0 million and loan related fees of $1.2 million, which were partially offset by decreases in insurance revenue of $5.2 million due to reduced retention and a decline in contingent revenues, and mortgage banking activities of $3.0 million primarily due to a lower of cost or market adjustment recorded in 2006. See below for further discussion of various components of non-interest income.

Deposit Service Fees.  Deposit service fees increased $10.8 million or 12.6% compared to 2005. The increase was primarily due to increases in insufficient fund fees, electronic overdraft fees, NSF fees, electronic bill pay services related to account growth and cross-sell, including from de novo branches and the addition of NewMil Bancorp in the fourth quarter of 2006. Teller checks and money order fees increased $0.8 million and ATM surcharge fees increased $0.7 million.

Insurance Revenue.  Insurance revenue decreased $5.2 million or 11.8% compared to 2005, primarily due to reduced retention and a decline in contingent revenue. The balance is the result of market conditions and increasing pricing pressure in both commercial and personal lines.

Loan Related Fees.  Loan related fees increased by $1.2 million or 3.5% primarily due to higher commercial real estate prepayment fees of $0.9 million, higher credit line usage fees of $0.7 million, higher origination fees on mortgages of $0.5 million and lower amortization of mortgage servicing rights of $0.5 million due to lower prepayments, partially offset by lower application fees of $1.2 million.

Wealth and Investment Services.  Investment service fees increased $4.0 million or 17.4% compared to 2005. The increase is due to an increase in sales of investment services and a full year’s revenue from J. Bush & Co. which was acquired in 2005.

Non-interest Expenses

Table 4: Non-interest expense comparison of 2006 to 2005.

	Years Ended December 31,		Increase (Decrease)
	2006	2005	Amount	Percent
	(In thousands)

Compensation and benefits	$255,780	$241,469	$14,311	5.9%
Occupancy	49,386	43,292	6,094	14.1
Furniture and equipment	56,033	50,228	5,805	11.6
Intangible assets amortization	14,473	19,913	(5,440)	(27.3)
Marketing	15,477	14,267	1,210	8.5
Professional services	16,767	14,962	1,805	12.1
Acquisition costs	2,951	—	2,951	100.0
Conversion and infrastructure costs	—	8,138	(8,138)	(100.0)
Other expenses	64,081	63,301	780	1.2

Total non-interest expense	$474,948	$455,570	$19,378	4.3%

Total non-interest expenses for the year ended December 31, 2006 were $474.9 million, an increase of $19.4 million or 4.3% compared to December 31, 2005. Non-interest expense for the year ended December 31, 2006 increased as a result of the acquisition of NewMil on October 6, 2006 which added $3.0 million of one-time acquisition costs and $3.4 million of NewMil’s costs of ongoing operations. The 2006 non-interest expense also includes $0.4 million from the early termination of two leased properties, $0.2 million in leasehold improvement write-offs, $0.5 million in regulatory consulting expenses and the expenses from the opening of six de novo branches throughout 2006. Partially offsetting the increase were decreases of $5.4 million in the amortization of intangible assets due to core deposit intangibles from several past acquisitions becoming fully amortized during the year and the absence of the conversion and infrastructure costs ($8.1 million in 2005), as the core banking systems were fully in place during 2006. Further changes in various components of non-interest expense are discussed below.

Compensation and Benefits.  Total compensation and benefits increased by $14.3 million or 6.0% from 2005. The increase was primarily due to increases in compensation of $10.2 million, benefits of $0.8 million, recruiting expenses of $0.8 million and temporary help of $0.6 million. The increase in compensation is attributed to merit increases, increased staff to support loan growth, staffing increases related to de novo branch expansion and the continued build out of compliance functions which is expected to continue through 2007. The acquisition of NewMil in the fourth quarter of 2006 also impacted the increase; the full effect of the acquisition will occur in 2007.

Occupancy.  Total occupancy expense increased by $6.1 million or 14.1% compared to December 31, 2005. The increase in occupancy is primarily due to expenses related to the de novo branch expansion program, higher rent expense and increased utilities, as well as the addition of NewMil.

Furniture and Equipment.  Total furniture and equipment expense increased by $5.8 million or 11.6% compared to December 31, 2005. The increase is primarily due to higher depreciation on data processing equipment, increases in equipment maintenance contracts and service costs related to core banking systems.

Income Taxes

Income tax expense decreased from the prior year principally due to a lower level of pre-tax income in 2006. The effective tax rate decreased to 30.7% in 2006, from 32.0% in the prior year. The lower effective rate is attributable to the lower level of pre-tax income in 2006 coupled with higher levels of tax-exempt interest income, dividends-received deductions, and state and local tax expense in 2006, as compared to the prior year.

Comparison of 2005 and 2004 Years

Net income for 2005 was $185.9 million, or $3.43 per diluted common share, an increase of $32.1 million, or 20.8%, compared to net income of $153.8 million, or $3.00 per diluted common share for 2004. Net interest income rose to $517.3 million for 2005, an increase of $49.1 million, or 10.5%. The net interest margin for 2005 was 3.29%, up 18 basis points from 2004. Non-interest income reached $220.9 million, an increase of $1.2 million, or 0.5% compared to 2004 and non-interest expenses increased $8.4 million, or 1.9% compared to 2004.

Net Interest Income

Net interest income totaled $517.3 million for the year ended December 31, 2005, an increase of $49.1 million, or 10.5%, compared to 2004 and resulted from the growth in average earning assets, primarily in the loan portfolio, up $1.2 billion or 11.3% over 2004, partially offset by a reduction in securities and short-term investments of $535.8 million from 2004. Additionally, the increasing interest rate environment during much of 2005 contributed to the increase in net interest income.

On a fully taxable-equivalent basis, the net interest margin increased to 3.29% in 2005 from 3.11% in 2004. The improvement is due to the growth in higher-yielding loans funded by deposits and the de-leveraging in the fourth quarter of 2004. While the margin improved year-over-year, the margin declined in the third and fourth quarters of 2005 due to the flattening of the yield curve. See Table 2 above for further information.

Interest Income

Total interest income increased $139.7 million, or 19.1%, to $871.8 million for 2005 as compared to $732.1 million for 2004. The rising interest rate environment during 2005 was responsible for most of the increase in interest income. Also contributing was the increase in the volume of earning assets, with most of that growth occurring in the loan portfolio.

The yield earned on earning assets increased during 2005 to 5.50% from 4.85% as a result of a higher interest rate environment when compared to 2004. The yield on loans for 2005 was 5.78%, up 67 basis points, while the yield on securities was 4.68%, a 45 basis point improvement over 2004.

Earning assets increased during 2005, averaging $16.0 billion, up from $15.2 billion in 2004. Strong growth occurred in the loan portfolio, particularly commercial loans and commercial real estate loans. In total, the average loan portfolio increased by 11.3% over 2004. Securities decreased during the year as a result of the de-leveraging in the fourth quarter of 2004 when securities of $750 million were sold to reduce borrowings.

Interest Expense

Interest expense increased $90.6 million, or 34.3%, to $354.5 million as compared to $263.9 million for 2004. The increase was entirely due to the higher interest rate environment, while the volume increase in deposits was offset by a decline in borrowings.

The cost of interest-bearing liabilities increased 49 basis points to 2.25% from 1.76% in 2004. Deposit costs were 1.67% for the year, up 43 basis points from the prior year, as higher interest rates were paid on deposit accounts. The cost of FHLB advances, Fed funds and repurchase agreements and other borrowings all rose due to higher wholesale funding rates.

Total interest-bearing liabilities increased during 2005 by $788.2 million or 5.3% to $15.7 billion. Total deposits averaged $11.3 billion for the year, an increase of $1.6 billion, or 16.4%. Since the growth in deposits exceeded the increase in earning assets, the excess was used to reduce borrowings. As a result, total borrowings declined $805.7 million. Also contributing to the decline in borrowings was the de-leveraging in the fourth quarter of 2004.

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

Non-interest Income

Table 5: Non-interest income comparison of 2005 to 2004.

	Year Ended December 31,		Increase (Decrease)
	2005	2004	Amount	Percent
	(In thousands)

Deposit service fees	$85,967	$77,743	$8,224	10.6%
Insurance revenue	44,015	43,506	509	1.2
Loan related fees	33,232	28,574	4,658	16.3
Wealth and investment services	23,151	22,207	944	4.3
Gain on sale of loans and loan servicing, net	11,573	13,305	(1,732)	(13.0)
Increase in cash surrender value of life insurance	9,241	8,835	406	4.6
Financial advisory services	—	3,808	(3,808)	(100.0)
Other income	10,073	7,416	2,657	35.8

Non-interest revenues	217,252	205,394	11,858	5.8
Gain on sale of securities, net	3,633	14,313	(10,680)	(74.6)

Total non-interest income	$220,885	$219,707	$1,178	0.5%

The $1.2 million increase in non-interest income over the prior year is the result of increases in deposit service fees of $8.2 million, loan fees of $4.7 million and other income of $2.7 million, offset by a decrease in gain on sale of securities of $10.7 million and a $3.8 million loss of revenue from financial advisory services due to the sale of Duff and Phelps in the first quarter of 2004. See below for further discussion on various components of non-interest income.

Deposit Service Fees.  Deposit service fees increased $8.2 million or 10.6% compared to 2004. The increase was primarily due to increases in insufficient funds fees of $6.0 million, check card fees of $2.9 million and account service fees from HSA of $2.8 million. These increases were partially offset by a decrease in account analysis fees of $2.1 million.

Insurance Revenue.  Insurance revenue increased $0.5 million or 1.2%. The competitive environment for pricing and business development impacted the growth of revenues during the year. Also affecting revenues was the sale of the Pension and 401(k) Third Party Administration business in July 2005.

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

Non-interest Expenses

Table 6: Non-interest expenses comparison of 2005 to 2004.

	Years Ended December 31,		Increase (Decrease)
	2005	2004	Amount	Percent
	(In thousands)

Compensation and benefits	$241,469	$219,320	$22,149	10.1%
Occupancy	43,292	35,820	7,472	20.9
Furniture and equipment	50,228	37,626	12,602	33.5
Intangible assets amortization	19,913	18,345	1,568	8.5
Marketing	14,267	13,380	887	6.6
Professional services	14,962	15,654	(692)	(4.4)
Conversion and infrastructure costs	8,138	500	7,638	1,527.6
Debt prepayment expenses	—	45,761	(45,761)	(100.0)
Other expenses	63,301	60,731	2,570	4.2

Total non-interest expenses	$455,570	$447,137	$8,433	1.9%

Total non-interest expense increased by $8.4 million or 1.9% compared to 2004 and $54.2 million or 13.5% excluding the de-leverage charge in 2004. The increase is the result of the acquisitions of FIRSTFED AMERICA BANCORP, INC. (“FIRSTFED”) in May 2004 and HSA Bank in February 2005, adding $9.1 million and $7.6 million, respectively, of non-interest expense in 2005 that did not exist in the prior year. Also contributing to the increase was $8.1 million in costs related to the conversion and installation of the new core banking systems and an increase of $4.5 million related to the de novo branch expansion program. Offsetting these increases was the $45.8 million of debt prepayment expense due to the de-leveraging program that was completed in 2004. Further changes in various components of non-interest expense are discussed below.

Compensation and Benefits.  Total compensation and benefits increased by $22.1 million or 10.1% from 2004. The increase was primarily due to increases in compensation of $14.3 million, commissions of $4.4 million and temporary help of $3.9 million. The increase in compensation can be attributed to the full year impact of acquisitions, increased staff to support loan growth and de novo branch expansion and merit increases. The increase in temporary help is primarily related to the conversion and installation of new core banking systems.

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

Conversion and Infrastructure Costs.  These represent costs such as training, overtime, consulting, marketing, statement rendering and other miscellaneous costs related to the installation of the new core banking systems.

Income Taxes

Income tax expense increased from the prior year primarily due to a higher level of pre-tax income in 2005, partially offset by the effect of a higher level of tax-exempt income in 2005. Tax expense in 2004 was impacted by the $2.0 million favorable resolution of tax audits. As a result, the effective tax rate increased to 32.0% in 2005, as compared to 30.9% in the prior year.

Financial Condition

Webster had total assets of $17.1 billion at December 31, 2006, a decrease of $739.1 million, or 4.1%, from the previous year end. The decline was primarily due to the balance sheet repositioning actions taken during the fourth quarter: the sale of the $1.9 billion mortgage-backed securities portfolio classified as available for sale; and the sale of $250 million in residential mortgage loans. Total liabilities decreased $1.0 billion with total borrowings decreasing $1.8 billion, partially offset by an $827.3 million increase in total deposits. The decrease in total borrowings was primarily due to the pay down of wholesale borrowings as part of the balance sheet repositioning actions. The increase in total deposits for the year is related to contributions from the branches acquired as part of the NewMil acquisition, the de novo branching program which added six new retail banking branches and growth in health savings account deposits.

Shareholders’ equity was $1.9 billion at December 31, 2006, up $229.6 million or 13.9% over the prior year end. This increase was primarily due to $172.8 million of additional capital related to the acquisition of NewMil, $133.8 million in net income for the year and a $31.8 million decrease in the after-tax net unrealized losses on the available for sale securities portfolio due primarily to Webster’s sale of the mortgage-backed securities portfolio, partially offset by $63.2 million of common stock repurchases, $57.0 million of common stock dividend payments and a $9.7 million charge to equity related to the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

Securities Portfolio

Webster, either directly or through Webster Bank, maintains an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and to provide a means to balance interest-rate sensitivity. The investment portfolio is classified into three major categories: available for sale, held to maturity and trading. At December 31, 2006, the combined investment portfolios of Webster and Webster Bank totaled $2.0 billion. At December 31, 2006, Webster Bank’s portfolio consisted primarily of mortgage-backed securities held to maturity and Webster’s portfolio consisted primarily of equity and corporate trust preferred securities available for sale. See Note 3 of Notes to Consolidated Financial Statements contained elsewhere within the Report for additional information.

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

Webster Bank has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 17 of Notes to Consolidated Financial Statements contained elsewhere within the Report for additional information concerning derivative financial instruments.

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

Investment Securities

Total securities, excluding the trading portfolio, decreased by $1.7 billion from December 31, 2005. The available for sale securities portfolio decreased by $2.1 billion while the held to maturity portfolio increased by $0.3 billion.

Table 7: Carrying value of investment securities at December 31.

	2006		2005		2004
		Percentage		Percentage		Percentage
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)

Trading:
Municipal bonds and notes	$4,842	0.2%	$2,257	0.1%	$—	—%

Available for Sale:
Municipal bonds and notes	—	—	—	—	390	—
U.S. Government Agency bonds	104,728	5.3	—	—	—	—
Corporate bonds and notes	201,272	10.3	201,323	5.4	196,373	5.3
Equity securities	197,918	10.1	228,026	6.2	272,651	7.3
Mortgage-backed securities	—	—	2,126,070	57.5	2,024,992	54.4

Total available for sale	503,918	25.7	2,555,419	69.1	2,494,406	67.0

Held to Maturity:
Municipal bonds and notes	444,755	22.7	401,112	10.8	342,264	9.2
Mortgage-backed securities	1,009,218	51.4	741,797	20.0	887,349	23.8

Total held to maturity	1,453,973	74.1	1,142,909	30.8	1,229,613	33.0

Total securities	$1,962,733	100.0%	$3,700,585	100.0%	$3,724,019	100.0%

For additional information on the securities portfolio, see Note 3 of Notes to Consolidated Financial Statements included elsewhere in this Report.

Loans

Table 8: Loan portfolio composition at December 31.

	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Residential mortgage loans:
1-4 family units	$4,193,160	32.4	$4,640,284	37.8	$4,614,669	39.4	$3,607,613	39.1	$3,243,820	41.0
Construction	231,474	1.8	188,280	1.5	160,675	1.4	136,400	1.5	142,387	1.8

Total	4,424,634	34.2	4,828,564	39.3	4,775,344	40.8	3,744,013	40.6	3,386,207	42.8

Commercial loans:
Commercial non-mortgage	1,730,554	13.4	1,435,512	11.7	1,409,155	12.0	1,007,696	11.0	913,529	11.5
Asset-based lending	765,895	5.9	661,234	5.4	547,898	4.7	526,933	5.7	465,407	5.9
Equipment financing	889,825	6.9	779,782	6.3	627,685	5.4	506,292	5.5	419,962	5.3

Total	3,386,274	26.2	2,876,528	23.4	2,584,738	22.1	2,040,921	22.2	1,798,898	22.7

Commercial real estate:
Commercial real estate	1,426,529	11.0	1,342,741	10.9	1,321,407	11.3	1,060,806	11.5	913,030	11.5
Commercial construction	478,068	3.7	465,753	3.8	393,640	3.3	220,710	2.4	116,302	1.5

Total	1,904,597	14.7	1,808,494	14.7	1,715,047	14.6	1,281,516	13.9	1,029,332	13.0

Consumer loans:
Home equity credit loans	3,173,142	24.6	2,736,274	22.3	2,606,161	22.2	2,117,222	23.0	1,661,864	21.0
Other consumer	34,844	0.3	35,426	0.3	31,485	0.3	29,137	0.3	36,338	0.5

Total	3,207,986	24.9	2,771,700	22.6	2,637,646	22.5	2,146,359	23.3	1,698,202	21.5

Total loans(a)	12,923,491	100.0	12,285,286	100.0	11,712,775	100.0	9,212,809	100.0	7,912,639	100.0
Less: allowance for loan losses	(147,719)		(146,486)		(150,112)		(121,674)		(116,804)

Loans, net	$12,775,772		$12,138,800		$11,562,663		$9,091,135		$7,795,835

(a)	Net of premiums, discounts and deferred costs.

Total loans increased 5.2% during 2006, with commercial loans and commercial real estate loans increasing 17.7% and 5.3%, respectively, from the previous year end. Consumer loans also increased by 15.7%, while the residential mortgage portfolio declined by 8.4%. The FIRSTFED and First City acquisitions completed by Webster during 2004 contributed to the overall increase from year end 2003.

Table 9: Contractual maturities and interest-rate sensitivity of selected loan categories at December 31, 2006.

	Contractual Maturity
	One Year	More than One	More than
	or Less	to Five Years	Five Years	Total
	(In thousands)

Contractual Maturity
Construction loans:
Residential mortgage	$230,240	$—	$—	$230,240
Commercial mortgage	150,179	235,786	92,047	478,012
Commercial loans	417,353	2,340,968	642,841	3,401,162

Total	$797,772	$2,576,754	$734,888	$4,109,414

Interest-Rate Sensitivity
Fixed rate	$203,772	$806,141	$205,049	1,214,962
Variable rate	594,000	1,770,613	529,839	2,894,452

Total	$797,772	$2,576,754	$734,888	$4,109,414

The contractual maturities are expected gross receipts from borrowers and do not reflect premiums, discounts and deferred costs.

Asset Quality

Asset quality improved slightly in 2006 as nonperforming assets decreased to $61.8 million at December 31, 2006 compared to $66.3 million a year earlier. The decrease in nonperforming assets was primarily the result of decreases in nonperforming commercial and commercial real estate loans and commercial other real estate owned. Total commercial and commercial real estate nonperforming assets decreased $13.6 million when compared to the balances at December 31, 2005. Partially offsetting these decreases were increases of $9.1 million in residential and consumer nonperforming assets. The allowance for loan losses increased in 2006 to $147.7 million from $146.5 million in 2005 due to the $4.7 million allowance for loan losses acquired as part of the acquisition of NewMil, partially offset by the effect of net charge-offs exceeding the provision for losses during the year.

Nonperforming assets, loan delinquency and credit losses are considered to be key measures of asset quality. Asset quality is one of the key factors in the determination of the level of the allowance for credit losses. See “Allowance for Credit Losses” contained elsewhere within this section for further information on the allowance.

Nonperforming Assets

Management devotes significant attention to maintaining asset quality through conservative underwriting standards, active servicing of loans and aggressive management of nonperforming assets. Nonperforming assets include nonaccruing loans and foreclosed properties. The aggregate amount of nonperforming assets decreased as a percentage of total assets to 0.36% at December 31, 2006 from 0.37% at December 31, 2005.

Nonperforming loans were $58.9 million at December 31, 2006, compared to $60.6 million at December 31, 2005. Nonperforming loans are defined as nonaccruing loans. The ratio of nonperforming loans to total loans was 0.46% and 0.49% at December 31, 2006 and 2005, respectively. The allowance for loan losses at December 31, 2006 was $147.7 million and represented 250.7% of nonperforming loans and 1.14% of total loans. At December 31, 2005, the allowance was $146.5 million and represented 241.9% of nonperforming loans and 1.19% of total loans. Interest on nonaccrual loans that would have been recorded as additional interest income for the years ended December 31, 2006, 2005 and 2004 had the loans been current in accordance with their original terms approximated $2.0 million,

$3.2 million and $2.1 million, respectively. See Note 1 of Notes to Consolidated Financial Statements contained elsewhere within the Report for information concerning the nonaccrual loan policy.

Total nonperforming loans decreased $1.6 million, or 2.7% in 2006. This decrease was primarily the result of a $5.3 million decrease in commercial loans and a $5.1 million decrease in commercial real estate loans, partially offset by an $8.8 million increase in residential and consumer loans. The increase in residential and consumer loans was principally due to the acquisition of $0.9 million of nonperforming assets from NewMil; a $3.4 million increase in residential mortgages to borrowers primarily within the Webster footprint; and a $4.4 million increase in home equity accounts that are associated with the expansion of Webster’s national distribution channels. Nonperforming asset levels at December 31, 2006 compare favorably to Webster’s ten year averages for nonperforming residential and consumer assets. The new nonperforming loans do not represent a concentration in any particular borrower group or collateral type.

Table 10: Nonperforming assets.

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Loans accounted for on a nonaccrual basis:
Commercial:
Commercial banking	$21,105	$26,002	$13,502	$20,199	$18,885
Equipment financing	2,616	3,065	3,383	5,583	6,586

Total commercial	23,721	29,067	16,885	25,782	25,471
Commercial real estate	17,618	22,678	8,431	3,325	9,109
Residential	11,307	6,979	7,796	6,128	7,263
Consumer	6,266	1,829	1,894	959	894

Total nonperforming loans	58,912	60,553	35,006	36,194	42,737

Nonaccruing loans held for sale:
Commercial	—	—	—	—	3,706

Foreclosed and repossessed properties:
Residential and consumer	991	659	214	942	509
Commercial	1,922	5,126	2,824	4,296	2,568

Total foreclosed and repossessed properties	2,913	5,785	3,038	5,238	3,077

Total nonperforming assets	$61,825	$66,338	$38,044	$41,432	$49,520

It is Webster’s policy that all commercial loans 90 or more days past due are placed in nonaccruing status. There are, on occasion, circumstances that cause loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection. Loans past due 90 days or more and still accruing are disclosed in Table 12 below.

Table 11: Troubled debt restructures.

The following accruing loans are considered troubled debt restructurings. A modification of terms constitutes a troubled debt restructuring if, for reasons related to the debtor’s financial difficulties, a concession is granted to the debtor that would not otherwise be considered.

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Residential	$144	$—	$—	$710	$826
Commercial real estate	—	—	—	—	18
Consumer	—	12	20	21	78

Total	$144	$12	$20	$731	$922

Table 12: Loans past due 30 days or more.

The following table sets forth information regarding Webster’s delinquent loan and lease portfolio, excluding loans held for sale and nonaccrual loans and leases, at December 31.

	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
	Principal	of Total	Principal	of Total	Principal	of Total	Principal	of Total	Principal	of Total
	Balances	Loans	Balances	Loans	Balances	Loans	Balances	Loans	Balances	Loans
	(Dollars in thousands)

Past due 30-89 days:
Residential	$14,954	0.12%	$17,717	0.14%	$11,296	0.10%	$9,443	0.10%	$13,318	0.17%
Commercial	7,115	0.06	46,343	0.38	21,338	0.18	6,285	0.07	21,894	0.28
Commercial real estate	26,476	0.20	31,680	0.26	6,611	0.06	14,419	0.16	21,324	0.27
Consumer	14,018	0.11	10,878	0.09	3,777	0.03	2,403	0.02	6,757	0.08
Past due 90 days or more and accruing:
Commercial	1,490	0.01	6,676	0.05	1,122	0.01	494	—	515	0.01
Commercial real estate	—	—	—	—	—	—	956	0.01	—	—

Total	$64,053	0.50%	$113,294	0.92%	$44,144	0.38%	$34,000	0.36%	$63,808	0.81%

Allowance for Credit Losses

Methodology

The allowance for credit losses, which comprises the allowance for loan losses and the reserve for unfunded credit commitments, is maintained at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio and unfunded commitments. Probable losses are estimated based upon a quarterly review of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors which, in management’s judgment, deserve current recognition in estimating loan losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on nonaccrual loans, criticized loans and watch list loans including an analysis of the collateral for such loans. Management believes that the allowance for credit losses at December 31, 2006 is adequate to cover probable losses inherent in the loan portfolio and unfunded commitments at the balance sheet date.

Management considers the adequacy of the allowance for credit losses a critical accounting policy. As such, the adequacy of the allowance for credit losses is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Webster’s market and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for credit losses is adequate as of December 31, 2006, actual results may prove different and these differences could be significant.

Webster’s Loan Loss Allowance Committee meets on a quarterly basis to review and conclude on the adequacy of the allowance. In addition, findings from the loan review function are reported to the Audit Committee on a quarterly basis.

Webster’s methodology for assessing the appropriateness of the allowance consists of several key elements. The loan portfolio is segmented into pools of loans that are similar in type and risk characteristic. These homogeneous pools are tracked over time and historic delinquency, nonaccrual and loss information is collected and analyzed. In addition, problem loans are identified and analyzed individually on an ongoing basis to detect specific probable losses. Webster collects industry delinquency, nonaccrual and loss data for the same portfolio segments for comparison purposes.

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

At December 31, 2006, the allowance for loan losses was $147.7 million, or 1.14% of the total loan portfolio, and 250.7% of total nonperforming loans. This compares with an allowance of $146.5 million or 1.19% of the total loan portfolio, and 241.9% of total nonperforming loans at December 31, 2005. The allowance for loan losses does not include the reserve for unfunded credit commitments that is discussed in the following paragraph.

The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments and letters of credit. These commitments are converted to estimates of potential loss using loan equivalency factors, and include internal and external historic loss experience. At December 31, 2006, the reserve for unfunded credit commitments was $7.3 million, which represents 4.7% of the total allowance for credit losses. This reserve was established as a separate component of the allowance for credit losses in the fourth quarter of 2005, at which time the reserve was $9.1 million or 5.9% of the total allowance for credit losses.

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

Table 13: Allowance for credit losses activity.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance at beginning of year	$155,632	$150,112	$121,674	$116,804	$97,307
Allowances for acquired loans	4,724	—	20,698	2,116	16,338
Writedown of loans transferred to held for sale	—	(775)	—	—	(12,432)
Provisions charged to operations	11,000	9,500	18,000	25,000	29,000

Subtotal	171,356	158,837	160,372	143,920	130,213

Charge-offs:
Residential	(385)	(833)	(1,629)	(607)	(882)
Commercial(a)	(17,125)	(8,288)	(12,709)	(24,898)	(13,775)
Commercial real estate(a)	—	—	—	—	—
Consumer	(1,320)	(633)	(613)	(644)	(1,093)

Total charge-offs	(18,830)	(9,754)	(14,951)	(26,149)	(15,750)
Recoveries:
Residential	175	548	689	252	191
Commercial(a)	2,188	5,814	3,743	3,382	1,813
Commercial real estate(a)	—	—	—	—	—
Consumer	105	187	259	269	337

Total recoveries	2,468	6,549	4,691	3,903	2,341

Net charge-offs	(16,362)	(3,205)	(10,260)	(22,246)	(13,409)

Balance at end of year	$154,994	$155,632	$150,112	$121,674	$116,804

Components:
Allowance for loan losses	$147,719	$146,486	$150,112	$121,674	$116,804
Reserve for unfunded credit commitments(b)	7,275	9,146	—	—	—

Allowance for credit losses	$154,994	$155,632	$150,112	$121,674	$116,804

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.

(b)	Effective December 31, 2005, Webster transferred the portion of the allowance for loan losses related to commercial and consumer lending commitments and letters of credit to the reserve for unfunded credit commitments.

Table 14: Net charge-offs to average outstanding loans by category.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002

Residential	—%	0.01%	0.02%	0.01%	0.02%
Commercial(a)	0.30	0.09	0.38	0.69	0.75
Commercial real estate(a)	—	—	—	—	—
Consumer	0.04	0.02	0.01	0.02	0.05

Total net charge-offs to total average loans	0.13%	0.03%	0.10%	0.25%	0.18%

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.

Table 15: Allocation of allowance for credit losses.

	December 31,
	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Allowance for credit losses at end of year applicable to:
Residential	$15,964	34.2%	$17,198	39.3%	$16,848	40.8%	$13,594	40.6%	$18,540	42.8%
Commercial	91,843	26.2	92,318	23.4	87,661	22.1	72,418	22.2	67,293	22.7
Commercial real estate	32,085	14.7	28,207	14.7	27,706	14.6	21,691	13.9	19,646	13.0
Consumer	15,102	24.9	17,909	22.6	17,897	22.5	13,971	23.3	11,325	21.5

Total	$154,994	100.0%	$155,632	100.0%	$150,112	100.0%	$121,674	100.0%	$116,804	100.0%

As management performed its review of the loan portfolio and the allowance for credit loss, it considered various factors when determining the adequacy of the allowance. The amounts allocated to the residential and consumer portfolios are considered adequate relative to portfolio changes which includes the effect of the NewMil acquisition. The commercial loan allocation is considered adequate and reflects growth in the portfolio partially offset by the decline in the amount of syndicated loans included in the specialized portfolio. The increased allocation for commercial real estate reflects the growth in the portfolio.

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

Webster Bank attempts to control the flow of funds in its deposit accounts according to its need for funds and the cost of alternative sources of funding. Webster’s Retail Pricing Committee meets regularly to determine pricing and marketing initiatives. It influences the flow of funds primarily by the pricing of deposits, which is affected to a large extent by competitive factors in its market area and asset/liability management strategies.

Deposit Activities

Webster Bank offers a wide variety of deposit products designed to meet the transactional, savings and investment needs of our consumer and business customers. A key strategic objective is to grow the base of checking customers by continuing to attract new customers while retaining existing relationships. The deposit base provides an important source of funding for the bank as well as an ongoing stream of fee revenue. Checking and savings products offer a variety of features including ATM and check card use, direct deposit, ACH payments, combined statements, automated telephone banking services, Internet-based banking, bank by mail as well as overdraft protection via a line of credit or transfer from another deposit account. Savings accounts include both statement and passbook accounts as well as money market accounts and premium rate money market accounts. In addition, certificate of deposit accounts are offered to consumers that include both short and long term maturity options up to five years. Webster Bank continues to offer special IRA products, which include savings accounts, certificate of deposits and rollovers for individuals who receive lump sum distributions. Effective advertising, convenient access, quality service and competitive pricing policies are strategies that attract and retain deposits.

Webster Bank gathers and services retail and commercial deposits through 177 banking offices throughout Connecticut (138 locations), Massachusetts (22 locations), Rhode Island (10 locations) and New York (7 locations). Deposit customers can access their accounts in a variety of ways including branch banking, ATMs, internet banking or telephone banking. Customer services also include 334 ATM facilities with membership in NYCE and PLUS networks and provide 24-hour access to linked accounts. Webster Bank’s internet service allows, among other things, customers the ability to open an account, transfer money between accounts, review statements, check balances and pay bills through the use of a personal computer. The telephone banking service provides automated customer access to account information 24 hours per day, seven days per week and access to customer service representatives at certain established hours. Customers can transfer account balances, process stop payments and change addresses, place check orders, open deposit accounts, inquire about account transactions and request general information about products and services. Additional services include automatic loan payment from accounts as well as direct deposit of Social Security benefits, payroll, and other retirement benefits.

Although not an integral part of its deposit strategies, from time to time, brokered deposits are used as a means of funds generation. As with any other funding source, Webster Bank considers its needs, relative cost and availability in determining the suitability of brokered deposits. At December 31, 2006 and 2005, outstanding brokered deposits totaled $452.5 million and $490.6 million, respectively.

Webster also attracts deposits in health savings accounts through HSA Bank. At December 31, 2006 and 2005, HSA Bank had $286.6 million and $209.6 million, respectively in deposits. HSA Bank also had $38.0 million in brokerage account balances at December 31, 2006. See Note 11 of Notes to Consolidated Financial Statements contained elsewhere within this Report for additional deposit information.

Borrowings

Webster is a member of the Federal Home Loan Bank of Boston, which is a part of the Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged (principally single-family residential mortgage loans and securities). The maximum amount of credit which the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. Webster satisfied its collateral requirement at December 31, 2006. Long-term and short-term borrowings are utilized as a source of funding to meet liquidity and planning needs when the cost of these funds are favorable compared to alternative funding sources. At December 31, 2006 and 2005, FHLB borrowings totaled $1.1 billion and $2.2 billion and represented 41.5% and 50.6%, respectively, of total outstanding borrowed funds. The decrease in FHLB borrowings is due to repayments related to Webster’s balance sheet repositioning actions.

Webster Bank’s wholesale funding sources include securities repurchase agreements whereby Webster delivers securities to counterparties under an agreement to repurchase the securities at a fixed price in the future. Borrowings under repurchase agreements totaled $790.0 million and $792.8 million and represented 30.5% and 18.1%, respectively, of total outstanding borrowed funds. Other funding sources include purchases of term and overnight Federal funds, which amounted to $81.1 million and $246.4 million at December 31, 2006 and 2005, respectively. The Bank often participates and is awarded U.S. Treasury operating funds in auctions conducted by the Federal Reserve System, which amounted to $21.1 million and $477.1 million at December 31, 2006 and 2005, respectively.

In April 2004, Webster completed a $150 million senior note offering which was issued under a universal shelf registration filed with the Securities and Exchange Commission. These 10-year notes have an interest rate of 5.125%, and net proceeds were used to partially fund the cash portion of the FIRSTFED acquisition that was completed in 2004. In January 2003, Webster Bank issued $200 million of 5.875% subordinated notes due 2013. Webster has outstanding $25.2 million of $126 million 8.72% senior notes issued in 2000 and due 2007. These notes require annual principal payments of $25.2 million. Webster also has several issues of capital trust securities, totaling $256.7 million at December 31, 2006 with final maturity dates in 2027-2033.

In January 2007, Webster announced its intention to redeem certain trust preferred securities issued by several of its financing subsidiaries, including Webster Capital Trust I and Webster Capital Trust II. Webster Capital Trust I and Webster Capital Trust II have initial call prices of 104.7% and 105.0%, respectively, and initial call dates of March 31, 2007 and April 1, 2007, respectively. The Company expects to record pre-tax charges to income on the dates of extinguishment totaling approximately $6.9 million related to the redemption premium and immediate recognition of unamortized issuance costs.

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

The main sources of liquidity are customer deposits, wholesale borrowings, payments of principal and interest from our loan and securities portfolio and the ability to use our loan and securities portfolios as collateral for secured borrowings. Webster Bank is a member of the FHLB system. At December 31, 2006, outstanding FHLB advances totaled $1.1 billion and there was additional borrowing capacity from the FHLB of $1.6 billion. At December 31, 2006, investment securities were not fully utilized as collateral, and had all securities been used for collateral, Webster Bank would have additional borrowing capacity of approximately $0.8 billion. There is also the ability to borrow funds through repurchase agreements, using the securities portfolio as collateral. At December 31, 2006, outstanding repurchase agreements and other short-term borrowings totaled $0.9 billion. FHLB advances, repurchase agreements and other borrowings decreased $1.8 billion from the prior year end, primarily due to the sale of $1.9 billion in available for sale mortgage-backed securities during the fourth quarter of 2006 and a higher level of deposits at December 31, 2006.

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

Webster’s main sources of liquidity at the parent company level are dividends from Webster Bank, investment income and net proceeds from borrowings and capital offerings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster’s common stock, and the payment of principal and interest to holders of senior notes and capital securities. There are certain restrictions on the payment of dividends. See Note 16 of Notes to Consolidated Financial Statements contained elsewhere within this Report for further information on such dividend restrictions. Webster also maintains $75 million in three-year revolving lines of credit with correspondent banks as a source of additional liquidity.

During 2006 and 2005, a total of 1,347,929 and 609,519 shares, respectively, of common stock were repurchased utilizing funds of approximately $63.2 million and $28.1 million, respectively. The majority of the repurchased shares were the result of a Board approved program during the third quarter of 2003 to acquire 2.3 million shares of common stock. See Note 15 of Notes to Consolidated Financial Statements contained elsewhere within the Report for further information concerning stock repurchases.

Webster Bank is required by regulations adopted by the OCC to maintain liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OCC, may vary from institution to institution depending on such factors as the overall asset/liability structure, market conditions, competition and the nature of the institution’s deposit and loan customers. Management believes Webster Bank exceeds all regulatory and operational liquidity requirements at December 31, 2006.

Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. At December 31, 2006, Webster Bank was in full compliance with all applicable capital requirements and met the FDIC requirements for a “well capitalized” institution. See Note 16 of Notes to Consolidated Financial Statements contained elsewhere within this Report for further information concerning capital.

Table 16: Contractual obligations and commercial commitments at December 31, 2006.

Payments due by period in the following table are based on final maturity dates without consideration of early redemption.

	Payments Due by Period
		Less than
	Total	One Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)

Contractual Obligations:
FHLB advances	$1,064,012	$650,309	$326,973	$36,437	$50,293
Senior notes	175,200	25,200	—	—	150,000
Subordinated notes	200,000	—	—	—	200,000
Junior subordinated debt(a)	256,719	—	—	—	256,719
Other borrowed funds	892,225	406,199	413,026	73,000	—
Operating leases	142,223	18,880	30,042	22,572	70,729

Total contractual cash obligations	$2,730,379	$1,100,588	$770,041	$132,009	$727,741

	Amount of Commitment Expirations Per Period
	Total Amounts	Less Than
	Committed	One Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)

Commercial Commitments:
Commercial lines of credit	$2,597,517	$723,714	$894,753	$785,566	$193,484
Standby letters of credit	176,213	59,056	63,772	49,710	3,675
Other commercial commitments	484,747	144,050	229,632	64,507	46,558

Total commercial commitments	$3,258,477	$926,820	$1,188,157	$899,783	$243,717

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

For the year ended December 31, 2006, Webster Bank engaged in no off-balance sheet transactions that would have a material effect on its consolidated financial condition.

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

Various interest rate contracts, including futures and options, interest rate swaps and interest rate caps and floors can be used to manage interest rate risk. As of December 31, 2006, Webster was paying the floating rate side of $752.5 million in interest rate swaps of varying maturities. These swaps were entered into during 2002, 2003, 2004 and 2005 in order to effectively convert fixed rate FHLB advances, repurchase agreements and subordinated debt into floating rate liabilities. All of the swaps qualify for fair value hedge accounting treatment under SFAS No. 133. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counter party to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged and therefore, the notional amounts should not be taken as a measure of credit risk. Liabilities of $15.7 million and $13.0 million were recognized for the fair value of these swaps at December 31, 2006 and 2005, respectively. See Notes 1 and 17 of Notes to Consolidated Financial Statements contained elsewhere within this Report for additional information.

Certain derivative instruments, primarily forward sales of mortgage-backed securities, are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage banking activities. Prior to closing and funds disbursement, an interest-rate lock commitment is generally extended to the borrower. During such time, Webster Bank is subject to risk that market rates of interest may change impacting pricing on loan sales. In an effort to mitigate this risk, forward delivery sales commitments are established, thereby setting the sales price.

The following table summarizes the estimated impact that gradual 100 and 200 basis point changes in interest rates over a twelve month period starting December 31, 2006 and December 31, 2005 might have on Webster’s net income for the subsequent twelve month period, compared to net income assuming no change in interest rates.

Table 17: Earnings sensitivity (Earnings at risk).

	−200 bp	−100 bp	+100 bp	+200 bp

December 31, 2005	+0.3%	+0.8%	−1.3%	−2.6%
December 31, 2006	−4.2%	−1.7%	+1.6%	+4.3%

The increase in risk to falling rates since the end of 2005 is due primarily to the balance sheet repositioning which reduced the amount of fixed rate assets funded by short term borrowings. The decrease in risk to rising rates is also due to the balance sheet repositioning. In addition, the +200 basis point scenario was affected by the impact of higher short term interest rates on certain callable FHLB advances. Short term rates are 100 basis points higher at the end of 2006 than at the end of 2005. If short term rates were to continue to rise sufficiently, these callable FHLB advances would be called resulting in an increase to earnings from the immediate recognition of unamortized premiums related to the FIRSTFED acquisition. Webster is well within policy limits for all scenarios.

Webster can also hold futures and options positions to minimize the price volatility of certain assets held as trading securities. Changes in the market value of these positions are recognized in the Consolidated Statements of Income in the period during which the change occurred.

Table 18: Market value sensitivity (Equity at risk).

		Estimated
	Book	Economic	Estimated Economic Value Change
	Value	Value	−100 BP	+100 BP
	(Dollars in thousands)

December 31, 2006
Assets	$17,097,471	$16,278,337	$263,228	$(313,066)
Liabilities	15,220,608	14,433,119	205,480	(189,849)

Total	$1,876,863	$1,845,218	$57,748	$(123,217)
Net change as % base net economic value			3.1%	(6.7)%
December 31, 2005
Assets	$17,836,562	$17,121,602	$319,715	$(379,819)
Liabilities	16,189,336	15,371,476	246,837	(220,926)

Total	$1,647,226	$1,750,126	$72,878	$(158,893)
Net change as % base net economic value			4.2%	(9.1)%

The book value of assets exceeded the estimated market value at December 31, 2006 and 2005 because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $825.0 million and $698.6 million, respectively. The above table includes interest-earning assets that are not directly impacted by changes in interest rates. Assets include equity securities of $197.9 million at December 31, 2006 and $228.0 million at December 31, 2005. Equity securities include $137.7 million of FHLB and FRB stock, $40.2 million in common stock and $20.0 million in preferred stock at December 31, 2006. See Note 3 of Notes to Consolidated Financial Statements contained elsewhere within this Report for further information concerning investment securities. Values for mortgage servicing rights have been included in the tables above as movements in interest rates affect their valuation.

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

At the end of 2006, Webster’s net economic value was slightly less sensitive to changing rates than in 2005. The change in sensitivity was primarily due to the reduction in long term fixed rate securities and mortgage loans as part of the balance sheet repositioning.

Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster’s duration gap was positive 0.4 at the end of 2006. At the end of 2005, the duration gap was positive 0.6. A positive duration gap implies that assets are longer than liabilities and therefore, they have more economic price sensitivity than liabilities and will reset their interest rates slower than liabilities. Consequently, Webster’s net estimated economic value would decrease when interest rates rise as the increased value of liabilities would not offset the decreased value of assets. The opposite would occur when interest rates fall. Net income would also generally be expected to decrease when interest rates rise and increase when rates fall over the long term absent the effects of new business booked in the future. The change in Webster’s duration gap is due to asset duration falling 0.3 to 1.8 and liability duration falling 0.1 to 1.4 in 2006 for the reasons discussed above.

These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The net income and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at December 31, 2006 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.

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

We have audited the accompanying consolidated statements of condition of Webster Financial Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Webster Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Hartford, Connecticut
February 27, 2007

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2006	2005
	(In thousands, except share and per share data)

ASSETS:
Cash and due from depository institutions	$311,888	$293,706
Short-term investments	175,648	36,302
Securities:
Trading, at fair value	4,842	2,257
Available for sale, at fair value	503,918	2,555,419
Held-to-maturity (fair value of $1,434,543 and $1,132,223)	1,453,973	1,142,909
Loans held for sale	354,798	267,919
Loans, net	12,775,772	12,138,800
Goodwill	770,001	642,889
Cash surrender value of life insurance	259,318	237,822
Premises and equipment	195,909	182,856
Accrued interest receivable	90,565	85,779
Other intangible assets	55,011	55,681
Deferred tax asset	31,792	55,313
Prepaid expenses and other assets	114,036	138,910

Total assets	$17,097,471	$17,836,562

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits	$12,458,396	$11,631,145
Federal Home Loan Bank advances	1,074,933	2,214,010
Securities sold under agreements to repurchase and other short-term debt	893,206	1,522,381
Long-term debt	621,936	640,906
Reserve for unfunded credit commitments	7,275	9,146
Accrued expenses and other liabilities	155,285	162,171

Total liabilities	15,211,031	16,179,759

Preferred stock of subsidiary corporation	9,577	9,577
Shareholders’ equity:
Common stock, $.01 par value;
Authorized — 200,000,000 shares
Issued — 56,388,707 shares and 54,117,218 shares	564	541
Paid-in capital	726,886	619,644
Retained earnings	1,152,737	1,075,984
Less: Treasury stock, at cost; 455,426 shares at December 31, 2005	—	(21,065)
Accumulated other comprehensive loss, net	(3,324)	(27,878)

Total shareholders’ equity	1,876,863	1,647,226

Total liabilities and shareholders’ equity	$17,097,471	$17,836,562

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Interest Income:
Loans	$843,398	$689,041	$547,308
Securities and short-term investments	154,127	169,861	178,118
Loans held for sale	17,213	12,945	6,682

Total interest income	1,014,738	871,847	732,108

Interest Expense:
Deposits	310,199	188,437	120,606
FHLB advances and other borrowings	94,321	86,283	106,434
Long-term debt	101,668	79,786	36,907

Total interest expense	506,188	354,506	263,947

Net interest income	508,550	517,341	468,161
Provision for credit losses	11,000	9,500	18,000

Net interest income after provision for credit losses	497,550	507,841	450,161

Non-interest Income:
Deposit service fees	96,765	85,967	77,743
Insurance revenue	38,806	44,015	43,506
Loan related fees	34,389	33,232	28,574
Wealth and investment services	27,183	23,151	22,207
Mortgage banking activities	8,542	11,573	13,305
Increase in cash surrender value of life insurance	9,603	9,241	8,835
Loss on write-down of securities available for sale to fair value	(48,879)	—	—
Loss on sale of mortgage loans	(5,713)	—	—
Net gain on securities transactions	1,289	3,633	14,313
Financial advisory services	—	—	3,808
Other income	8,486	10,073	7,416

Total non-interest income	170,471	220,885	219,707

Non-interest Expense:
Compensation and benefits	255,780	241,469	219,320
Occupancy	49,386	43,292	35,820
Furniture and equipment	56,033	50,228	37,626
Intangible amortization	14,473	19,913	18,345
Marketing	15,477	14,267	13,380
Professional services	16,767	14,962	15,654
Acquisition costs	2,951	—	—
Conversion and infrastructure costs	—	8,138	500
Debt prepayment expenses	—	—	45,761
Other expenses	64,081	63,301	60,731

Total non-interest expense	474,948	455,570	447,137

Income before income taxes	193,073	273,156	222,731
Income taxes	59,283	87,301	68,898

Net Income	$133,790	$185,855	$153,833

CONSOLIDATED STATEMENTS OF INCOME (Continued)

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Net income	$133,790	$185,855	$153,833

Net income per common share:
Basic	$2.50	$3.47	$3.05
Diluted	$2.47	$3.43	$3.00
Weighted average shares outstanding:
Basic	53,435	53,577	50,506
Dilutive effect of stock-based compensation	630	659	846

Diluted	54,065	54,236	51,352

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Net Income	$133,790	$185,855	$153,833
Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on securities available for sale arising during year (net of income tax effect of $1,415, $(11,873) and $(9,806) for 2006, 2005 and 2004, respectively)	2,627	(22,052)	(14,515)
Reclassification adjustment for net loss (gain) on sales and write-down of securities available for sale included in net income (net of income tax effect of $16,765, $(1,097) and $(5,179) for 2006, 2005 and 2004, respectively)	31,134	(2,037)	(9,617)
Reclassification adjustment for cash flow hedge gain amortization included in net income	(168)	(168)	(169)
Reclassification adjustment for amortization of unrealized loss upon transfer to held to maturity (net of tax effect of $359, $496 and $13 for 2006, 2005 and 2004, respectively)	666	920	24

Other comprehensive income (loss)	34,259	(23,337)	(24,277)

Comprehensive income	$168,049	$162,518	$129,556

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Number of					Accumulated
	Common					Other
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive
	Issued	Stock	Capital	Earnings	Stock	Income (Loss)	Total
	(In thousands, except share and per share data)

Balance, December 31, 2003	49,512,045	$495	$412,020	$833,357	$(112,713)	$19,736	$1,152,895
Net income for 2004	—	—	—	153,833	—	—	153,833
Dividends paid; $.90 per common share	—	—	—	(44,361)	—	—	(44,361)
Exercise of stock options	259,865	2	1,957	—	6,453	—	8,412
Excess tax benefit from stock options exercised	—	—	3,702	—	—	—	3,702
Repurchase of 95,677 shares	—	—	—	—	(4,620)	—	(4,620)
Common stock issued in acquisition	3,971,580	40	182,289	1	108,650	—	290,980
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	—	(24,132)	(24,132)
Stock-based compensation expense and grants of restricted stock	4,258	—	5,704	—	1,683	—	7,387
Amortization of deferred hedging gain	—	—	—	—	—	(169)	(169)
Amortization of unrealized loss on securities transferred to held to maturity, net of taxes	—	—	—	—	—	24	24
Other	(108,281)	(1)	24	—	—	—	23

Balance, December 31, 2004	53,639,467	536	605,696	942,830	(547)	(4,541)	1,543,974
Net income for 2005	—	—	—	185,855	—	—	185,855
Dividends paid; $.98 per common share	—	—	—	(52,701)	—	—	(52,701)
Exercise of stock options	463,319	5	9,415	—	161	—	9,581
Excess tax benefit from stock options exercised		—	2,224	—	—	—	2,224
Repurchase of 609,519 shares	—	—	—	—	(28,135)	—	(28,135)
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	—	(24,089)	(24,089)
Stock-based compensation expense and grants of restricted stock	4,420	—	1,871	—	6,740	—	8,611
Amortization of deferred hedging gain	—	—	—	—	—	(168)	(168)
Amortization of unrealized loss on securities transferred to held to maturity, net of taxes	—	—	—	—	—	920	920
Employee Stock Purchase Plan	10,012	—	438	—	716	—	1,154

Balance, December 31, 2005	54,117,218	541	619,644	1,075,984	(21,065)	(27,878)	1,647,226
Net income for 2006	—	—	—	133,790	—	—	133,790
Dividends paid; $1.06 per common share	—	—	—	(57,037)	—	—	(57,037)
Exercise of stock options	190,148	3	3,550	—	4,583	—	8,136
Excess tax benefit from stock options exercised	—	—	1,600	—	—	—	1,600
Repurchase of 1,347,929 shares	—	—	—	—	(63,165)	—	(63,165)
Common stock issued in acquisition	1,964,204	20	95,568	—	77,254	—	172,842
Net unrealized gain on securities available for sale, net of taxes	—	—	—	—	—	2,627	2,627
Decrease in net unrealized loss on securities available for sale due to write-down to fair value, net of taxes	—	—	—	—	—	31,134	31,134
Stock-based compensation expense and grants of restricted stock	106,658	—	5,783	—	2,393	—	8,176
Amortization of deferred hedging gain	—	—	—	—	—	(168)	(168)
Amortization of unrealized loss on securities transferred to held to maturity, net of taxes	—	—	—	—	—	666	666
Employee Stock Purchase Plan	10,479	—	492	—	—	—	492
Excess tax effect of restricted stock	—	—	249	—	—	—	249
Adoption of SFAS No. 158 as of December 31, 2006	—	—	—	—	—	(9,705)	(9,705)

Balance, December 31, 2006	56,388,707	$564	$726,886	$1,152,737	$—	$(3,324)	$1,876,863

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Operating Activities:
Net income	$133,790	$185,855	$153,833
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,000	9,500	18,000
Provision for deferred taxes	5,461	25,452	18,965
Depreciation and amortization	41,580	33,781	34,424
Amortization of intangible assets	14,473	19,913	18,345
Stock-based compensation expense	8,176	8,611	7,387
Net gain on sale of foreclosed properties	(48)	(41)	(313)
Loss on write-down of securities available for sale to fair value	48,879	—	—
Net gain on sale of securities	(980)	(3,160)	(14,796)
Net gain on sale of loans and loan servicing	(2,829)	(11,573)	(13,305)
Net (gain) loss on trading securities	(309)	(456)	483
(Increase) decrease in trading securities	(2,276)	(1,801)	72
Increase in cash surrender value of life insurance	(9,603)	(9,241)	(8,835)
Loans originated for sale	(1,893,287)	(1,844,829)	(1,889,437)
Proceeds from sale of loans originated for sale	1,809,233	1,735,694	1,924,756
Increase in interest receivable	(2,202)	(21,436)	(10,250)
Decrease (increase) in prepaid expenses and other assets	11,369	(17,114)	66,251
Net (decrease) increase in accrued expenses and other liabilities	(14,782)	(52,271)	52,560
Proceeds from surrender of life insurance contracts	—	797	666

Net cash provided by operating activities	157,645	57,681	358,806

Investing Activities:
Purchases of securities, available for sale	(1,488,873)	(833,071)	(2,154,660)
Proceeds from maturities and principal repayments of securities available for sale	1,600,792	480,619	900,715
Proceeds from sales of securities, available for sale	1,979,650	258,370	2,800,802
Purchases of held-to-maturity securities	(14,528)	(72,901)	(176,687)
Proceeds from maturities and principal repayments of held-to-maturity securities	124,177	158,543	42,375
Proceeds from sale of held-to-maturity securities	—	769	—
Net (increase) decrease in short-term investments	(63,633)	89,803	27,426
Net increase in loans	(777,863)	(598,196)	(867,350)
Net proceeds from sale of mortgage loans	242,433	—	—
Proceeds from sale of foreclosed properties	5,876	2,687	7,343
Net purchases of premises and equipment	(36,027)	(58,539)	(49,074)
Net cash received (paid) for acquisitions	11,181	17,038	(108,911)

Net cash provided (used) by investing activities	1,583,185	(554,878)	421,979

Financing Activities:
Net increase in deposits	217,844	918,853	532,701
Proceeds from FHLB advances	78,896,149	42,204,505	76,385,372
Repayment of FHLB advances	(80,073,985)	(42,570,120)	(77,051,445)
(Decrease) increase in securities sold under agreements to repurchase and other short-term borrowings	(627,731)	91,917	(695,755)
Other long-term debt issued	—	—	150,000
Repayment of other long-term debt	(25,200)	(35,200)	(25,200)
Cash dividends to common shareholders	(57,037)	(52,701)	(44,361)
Exercise of stock options	8,136	11,805	12,114
Excess tax benefit from stock options exercised	1,600	—	—
Tax effect of restricted stock	249	—	—
Contribution to stock purchased by the Employee Stock Purchase Plan	492	1,154	—
Common stock repurchased	(63,165)	(28,135)	(4,620)

Net cash (used) provided by financing activities	(1,722,648)	542,078	(741,194)

Increase in cash and cash equivalents	18,182	44,881	39,591
Cash and cash equivalents at beginning of year	293,706	248,825	209,234

Cash and cash equivalents at end of year	$311,888	$293,706	$248,825

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Supplemental Disclosures:
Income taxes paid	$37,003	$84,349	$39,177
Interest paid	514,558	344,418	258,353
Supplemental Schedule of Noncash Investing and Financing Activities:
Transfer of loans to foreclosed properties	$2,956	$5,394	$4,767
Reclassification of reserve for unfunded credit commitments	—	9,146	—
Reclassification of available for sale securities to held-to-maturity	—	—	922,778
Mortgage loans securitized and transferred to mortgage-backed securities held-to-maturity	371,133	—	—
Purchase Transactions:
Fair value of noncash assets acquired	$815,515	$235,963	$2,740,278
Fair value of liabilities assumed	653,854	210,786	2,724,335
Fair value of common stock issued	172,842	—	290,980
Sale Transactions:
Fair value of noncash assets sold	$—	$105,656	$16,263
Fair value of liabilities extinguished	—	56,237	7,104

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

a) Basis of Financial Statement Presentation

1) Principles of Consolidation

The Consolidated Financial Statements include the accounts of Webster Financial Corporation and its consolidated subsidiaries (collectively, “Webster”), including Webster Bank, National Association, a national bank and Webster Insurance, Inc., an insurance agency. The principal subsidiaries of Webster Bank include Center Capital Corporation, an equipment finance company; Webster Business Credit Corporation, an asset-based lender; Webster Preferred Capital Corporation, a publicly-traded real estate investment trust; and Webster Mortgage Investment Corporation, a Connecticut passive investment company. Subsidiaries of Webster Financial Corporation that have issued trust preferred securities, as described in Note 14, are not consolidated for financial reporting purposes in accordance with FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities.” The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and all significant intercompany balances and transactions have been eliminated in consolidation.

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

b) Cash and Cash Equivalents

For the purposes of the Statements of Cash Flows, cash on hand and in banks is reflected as cash and cash equivalents. Webster is required by the Federal Reserve System to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. At December 31, 2006 and 2005, Webster was required by Federal Reserve Board regulations to maintain reserve balances of $5.9 million and $9.8 million, respectively, in cash on hand or at the Federal Reserve Bank.

c) Securities

Securities are classified as available for sale, held to maturity or trading. Management determines the appropriate classification of securities at the time of purchase. Securities are classified as held to maturity when the intent and ability is to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Securities bought and held for the purpose of selling in the near term are classified as trading and are carried at fair value, with net unrealized gains and losses recognized currently in non-interest income. Securities not classified as held to maturity or trading are classified as available for sale and are stated at fair value. Unrealized gains and losses, net of tax, on available for sale securities are included in accumulated other comprehensive income (loss), net of income taxes, which is a separate component of shareholders’ equity. Transfers from available for sale to held to maturity are recorded at fair market value at the time of transfer. Any unrealized gain or loss on transferred securities is reclassified as a separate component of accumulated other comprehensive income (loss) and amortized as an adjustment to interest income using a method that approximates the level yield method.

The reported value of held to maturity or available for sale securities is adjusted for amortization of premiums or accretion of discounts using the level yield method. Such amortization and accretion is included in interest income from securities. Non-marketable securities, such as Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, are carried at cost. Unrealized losses on securities are charged to non-interest income when the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

decline in fair value of a security is judged to be other than temporary. The specific identification method is used to determine realized gains and losses on sales of securities.

d) Loans

Loans are stated at the principal amounts outstanding, net of unamortized premiums and discounts and net of deferred loan fees and/or costs which are recognized as a yield adjustment using the interest method. These yield adjustments are amortized over the contractual life of the related loans adjusted for estimated prepayments when applicable. Interest on loans is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Loans are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans are transferred to a nonaccrual basis generally when principal or interest payments become 90 days delinquent, unless the loan is well secured and in process of collection, or sooner when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments.

Loans held for sale are stated at the lower of aggregate cost or fair value. Gains or losses on sales of loans held for sale are determined using the specific identification basis and are recognized, upon settlement, in non-interest income.

Accrual of interest is discontinued if the loan is placed on nonaccrual status. When a loan is transferred to nonaccrual status, unpaid accrued interest is reversed and charged against interest income. If ultimate repayment of a nonaccrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment is not expected or management judges it to be prudent, any payment received on a nonaccrual loan is applied to principal until the unpaid balance has been fully recovered. Any excess is then credited to interest income when received. Loans are removed from nonaccrual status when they become current as to principal and interest or demonstrate a period of performance under contractual terms and, in the opinion of management, are fully collectible as to principal and interest.

Commercial loans (commercial business and commercial real estate loans) are considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement. Impaired loans generally are nonaccrual commercial-type loans, commercial-type loans past due 90 days or more and still accruing interest, and all loans restructured in a troubled debt restructuring.

By employing industry accepted portfolio management procedures and through aggressive problem loan practices, we periodically will identify credit losses within the loan portfolio. Loans, or portions of loans, are charged-off against the allowance for loan losses when deemed by management to be uncollectible. Charge-offs are processed in accordance with established Federal regulatory guidelines. Recoveries on previously charged off loans are credited to the allowance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

f) Derivative Instruments and Hedging Activities

Derivatives are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. All derivatives are recognized as either assets or liabilities in the Consolidated Statements of Condition and measured at fair value. Changes in the fair value of the derivatives are reported in either earnings or other comprehensive income (loss), depending on the use of the derivative and whether or not it qualifies for hedge accounting. Hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception of the hedge relationship and on an ongoing basis. Derivatives that qualify for hedge accounting treatment are designated as either a fair value hedge or a cash flow hedge. For fair value hedges, changes in the fair values of the derivative instruments are recognized in the results of operations together with changes in the fair values of the related assets and liabilities attributable to the hedged risk. For cash flow hedges, changes in the fair values of the derivative instruments are reported in other comprehensive income (loss) to the extent the hedge is effective. Derivatives that do not qualify for hedge accounting are recorded at fair value, with all changes therein recorded in current earnings.

When derivative contracts that were designated as hedging instruments in fair value hedges are terminated, the fair value adjustment related to the hedged item is amortized as a yield adjustment over the remaining life of the hedged item.

Interest-rate locked commitments are extended to borrowers in connection with the origination of mortgage loans held for sale (“rate locks”). To mitigate the interest rate risk inherent in these commitments, as well as in closed mortgage loans held for sale, mandatory forward commitments are established to sell mortgage-backed securities and best efforts forward commitments are established to sell individual mortgage loans. Interest-rate locked commitments and forward sales commitments are considered to be derivatives under SFAS No. 133 and are recorded at fair value. Changes in fair value are measured based on current market interest rates and are recorded in current period earnings.

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

Maintenance and repairs are charged to non-interest expense as incurred and improvements are capitalized. The cost and accumulated depreciation relating to premises and equipment retired or otherwise disposed of are eliminated and any resulting gains and losses are credited or charged to income.

i) Impairment of Long-lived Assets

Long-lived assets are evaluated periodically for impairment. An assessment of recoverability is performed prior to any writedown of an asset. Non-interest expense would be charged in the current period for any such impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

j) Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not subject to amortization but rather is tested at least annually for impairment.

Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either separately or in combination with a related contract, asset or liability. Other intangible assets with finite useful lives are amortized to non-interest expense over their estimated useful lives and are subject to impairment testing. Any impairment write-down would be charged to non-interest expense.

k) Cash Surrender Value of Life Insurance

The investment in life insurance represents the cash surrender value of life insurance policies on certain officers of Webster. Increases in the cash surrender value are recorded as other non-interest income. Decreases are the result of collection on the policies due to the death of an insured. Death benefit proceeds in excess of cash surrender value are recorded in non-interest income when received.

l) Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,” as amended, using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.

m) Employee Retirement Benefit Plans

Webster Bank has a noncontributory defined benefit pension plan covering substantially all employees. Costs related to this qualified plan, based upon actuarial computations of current and future benefits for employees, are charged to non-interest expense and are funded in accordance with the requirements of the Employee Retirement Income Security Act (“ERISA”). A supplemental retirement plan is also maintained for executive level employees. Webster also provides postretirement healthcare benefits to certain retired employees.

Effective December 31, 2006, Webster adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” As a result of the adoption of SFAS No. 158, an asset was recognized for the overfunded status of the qualified pension plan and a liability was recognized for the underfunded status of the supplemental pension and other postretirement benefit plans, with a related after-tax charge to accumulated other comprehensive income/loss. See Note 19 for a further discussion of SFAS No. 158.

n) Stock-based Compensation

Webster maintains stock-based employee and non-employee director compensation plans, as described more fully in Note 20. Effective January 1, 2002, the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, were adopted prospectively, for all employee and non-employee options granted, modified, or settled January 1, 2002 and thereafter. Effective January 1, 2006, Webster adopted revised SFAS No. 123, “Share-Based Payment‘ (“SFAS No. 123(R)”), which requires recognition of the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Compensation cost is recognized over the requisite service period. SFAS No. 123(R) applies to all awards granted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

after January 1, 2006 and to awards modified, repurchased or cancelled after that date. The adoption of SFAS No. 123(R) did not have a material impact on Webster’s Consolidated Financial Statements.

The following table illustrates the effect on net income and earnings per share for 2004, assuming the fair value based method of SFAS No. 123 had been applied to all stock options awarded after the original effective date of SFAS No. 123. As of January 1, 2005, all such awards were fully vested.

Year ended
December 31,
2004
(In thousands)

Net income, as reported	$153,833
Add: Stock-based compensation expense included in reported net income, net of related tax effects	3,304
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,713)

Pro forma net income	$153,424

Earnings per share:
Basic — as reported	$3.05
— pro forma	3.04
Diluted — as reported	$3.00
— pro forma	2.99

o) Loan and Loan Servicing Sales

Gains or losses on sales of loans are included in non-interest income and are recognized on the settlement date. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as amended, these transactions are accounted for as sales based on the satisfaction of the criteria for such accounting which provide that the transferor (seller) has surrendered control over the loans. SFAS No. 140 also requires recognition of a separate asset for the value of the right to service mortgage loans for others, regardless of how those servicing rights are acquired. Fair values are estimated considering loan prepayment predictions, historical prepayment rates, interest rates, and other economic factors. For purposes of impairment evaluation and measurement, mortgage servicing rights are stratified based on predominate risk characteristics of the underlying loans including loan type, interest rate (fixed or adjustable) and amortization type. To the extent that the carrying value of mortgage servicing rights exceeds fair value by individual stratum, a valuation allowance is established by a charge to non-interest income. The allowance is adjusted for subsequent changes in fair value. The cost basis of mortgage servicing rights is amortized into non-interest income over the estimated period of servicing revenue.

p) Securities Sold Under Agreements to Repurchase

These agreements are accounted for as secured financing transactions since Webster maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. Obligations to repurchase securities sold are reflected as a liability in the Consolidated Statements of Condition. The securities underlying the agreements are delivered to a custodial account for the benefit of the dealer or bank with whom each transaction is executed. The dealers or banks, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agree to resell to Webster the same securities at the maturities of the agreements.

q) Fee Revenue

Generally, fee revenue from deposit service charges and loans is recognized when earned, except where ultimate collection is uncertain, in which case revenue is recognized when received. Insurance revenue is recognized on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

property and casualty insurance, at the later of the billing or effective date, net of cancellations. Customer policy cancellations may result in a partial refund of previously collected revenue and, therefore, an adjustment to income is made at that time. Revenue for other lines of insurance, such as life and health, is recognized when earned.

Trust revenue is recognized as earned on individual accounts based upon a percentage of asset value. Fee income on managed institutional accounts is accrued as earned and collected quarterly based on the value of assets managed at quarter end.

r) Comprehensive Income

Comprehensive income is defined as net income and any changes in equity from sources that are not reflected in the statements of income except those resulting from investments by or distributions to owners. Other comprehensive income includes items such as the following, net of income taxes: net changes in unrealized gains or losses on securities available for sale; unrealized gains or losses upon transfer of available for sale securities to held to maturity; and deferred gains on cash flow hedges. These amounts are reported in shareholders’ equity (accumulated other comprehensive income or loss) until they are recognized in the Consolidated Statements of Income.

s) Earnings Per Share

Basic net income per common share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock (such as stock options) were exercised or converted into common stock that would then share in the earnings of Webster. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding, adjusted for the additional common shares that would have been outstanding if all potentially dilutive common shares were issued during the reporting period. For each of the years in the three-year period ended December 31, 2006, the difference between basic and diluted weighted average shares outstanding was entirely due to the effects of stock-based compensation as potential common shares.

At December 31, 2006, 2005 and 2004, options to purchase 666,995, 600,136 and 475,140 shares of common stock at exercise prices ranging from $47.60 to $51.31; $46.45 to $51.31; and $48.21 to $51.31; respectively, were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of Webster’s common stock for the respective periods.

t) Standby Letters of Credit

Substantially all the outstanding standby letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. 45. These are irrevocable undertakings by Webster, as guarantor, to make payments in the event a specified third party fails to perform under a nonfinancial contractual obligation. Most of the performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. At December 31, 2006, standby letters of credit totaled $176.2 million. The fair value of standby letters of credit is considered immaterial to Webster’s Consolidated Financial Statements.

u) Reclassifications

Certain financial statement balances as previously reported have been reclassified to conform to the 2006 Consolidated Financial Statements presentation.

NOTE 2:  Mergers and Acquisitions

The following purchase was completed during 2006. The assets acquired and liabilities assumed were recorded at their fair values at the acquisition date, with goodwill and other intangible assets recognized as described in Note 7. The results of operations of the acquired company are included in the Consolidated Financial Statements only for periods subsequent to the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NewMil Bancorp, Inc.

On April 25, 2006, Webster announced a definitive agreement to acquire NewMil Bancorp, Inc. (“NewMil”), headquartered in New Milford, Connecticut. On October 6, 2006, Webster completed its acquisition of NewMil. NewMil was the holding company for NewMil Bank, a state-chartered savings bank which, on the acquisition date, had $706.1 million in assets, $505.8 million in loans, $615.5 million in deposits and 20 branches in Connecticut. NewMil was merged with and into Webster, with Webster being the surviving corporation, and NewMil Bank was merged with and into Webster Bank, N.A., with Webster Bank being the surviving institution. Under the terms of the merger, Webster acquired NewMil through a tax-deferred, stock-for-stock exchange of all of the outstanding shares of NewMil’s common stock. For each issued and outstanding share of NewMil common stock, NewMil shareholders received approximately 0.8736 of a share of Webster common stock, which was the equivalent of $41.00 per share. Webster issued a total of 3.6 million shares (2.0 million newly-issued shares and 1.6 million treasury shares) with a total fair value of approximately $172.9 million.

NOTE 3: Securities

A summary of securities follows:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

December 31, 2006:
Trading:
Municipal bonds and notes				$4,842

Available for Sale:
U.S. Government Agency bonds	$104,774	$—	$(46)	$104,728
Corporate bonds and notes	197,596	4,191	(515)	201,272
Equity securities	189,555	8,424	(61)	197,918

Total available for sale	$491,925	$12,615	$(622)	$503,918

Held to maturity:
Municipal bonds and notes	$444,755	$10,170	$(786)	$454,139
Mortgage-backed securities	1,009,218	547	(29,361)	980,404

Total held to maturity	$1,453,973	$10,717	$(30,147)	$1,434,543

December 31, 2005:
Trading:
Municipal bonds and notes				$2,257

Available for Sale:
Corporate bonds and notes	$197,101	$5,384	$(1,162)	$201,323
Equity securities	223,043	5,542	(559)	228,026
Mortgage-backed securities	2,176,121	27	(50,078)	2,126,070

Total available for sale	$2,596,265	$10,953	$(51,799)	$2,555,419

Held to maturity:
Municipal bonds and notes	$401,112	$8,237	$(1,011)	$408,338
Mortgage-backed securities	741,797	—	(17,912)	723,885

Total held to maturity	$1,142,909	$8,237	$(18,923)	$1,132,223

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

December 31, 2004:
Available for Sale:
Municipal bonds and notes	$390	$—	$—	$390
Corporate bonds and notes	192,076	6,192	(1,895)	196,373
Equity securities	262,776	9,893	(18)	272,651
Mortgage-backed securities	2,043,666	212	(18,886)	2,024,992

Total available for sale	$2,498,908	$16,297	$(20,799)	$2,494,406

Held to maturity:
Municipal bonds and notes	$342,264	$7,494	$(550)	$349,208
Mortgage-backed securities	887,349	196	(2,124)	885,421

Total held to maturity	$1,229,613	$7,690	$(2,674)	$1,234,629

As of December 31, 2006, the fair value of equity securities consisted of FHLB stock of $96.0 million, FRB stock of $41.7 million, common stock of $40.2 million and preferred stock of $20.0 million. The fair value of equity securities at December 31, 2005 consisted of FHLB stock of $133.4 million, FRB stock of $36.3 million, common stock of $38.4 million and preferred stock of $19.9 million. The fair value of equity securities at December 31, 2004 consisted of FHLB stock of $190.0 million, FRB stock of $37.9 million and common stock of $44.8 million.

The following table identifies temporarily impaired investment securities as of December 31, 2006 segregated by length of time the securities had been in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Available for sale:
U.S. Government Agency bonds	$104,728	$(46)	$—	$—	$104,728	$(46)
Corporate bonds and notes	14,615	(187)	15,307	(328)	29,922	(515)
Equity securities	1,733	(61)	—	—	1,733	(61)

Total available for sale	$121,076	$(294)	$15,307	$(328)	$136,383	$(622)

Held to maturity:
Municipal bonds and notes	$56,478	$(324)	$25,815	$(462)	$82,293	$(786)
Mortgage-backed securities	295,797	(8,161)	616,885	(21,200)	912,682	(29,361)

Total held to maturity	$352,275	$(8,485)	$642,700	$(21,662)	$994,975	$(30,147)

Total securities	$473,351	$(8,779)	$658,007	$(21,990)	$1,131,358	$(30,769)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table identifies temporarily impaired investment securities as of December 31, 2005 segregated by length of time the securities had been in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Available for sale:
Corporate bonds and notes	$8,678	$(431)	$15,353	$(731)	$24,031	$(1,162)
Equity securities	22,601	(133)	3,979	(426)	26,580	(559)
Mortgage-backed securities	688,628	(10,475)	1,426,055	(39,603)	2,114,683	(50,078)

Total available for sale	$719,907	$(11,039)	$1,445,387	$(40,760)	$2,165,294	$(51,799)

Held to maturity:
Municipal bonds and notes	$62,907	$(589)	$15,851	$(422)	$78,758	$(1,011)
Mortgage-backed securities	522,006	(12,576)	201,879	(5,336)	723,885	(17,912)

Total held to maturity	$584,913	$(13,165)	$217,730	$(5,758)	$802,643	$(18,923)

Total securities	$1,304,820	$(24,204)	$1,663,117	$(46,518)	$2,967,937	$(70,722)

Unrealized losses on fixed income securities result from the cost basis of securities being greater than current fair value. This will generally occur as a result of an increase in interest rates since the time of purchase, a structural change in an investment or from deterioration in credit quality of the issuer. Management has and will continue to evaluate impairments, whether caused by adverse interest rate or credit movements, to determine if they are other-than-temporary.

In accordance with applicable accounting literature, Webster must demonstrate an ability and intent to hold temporarily impaired securities until full recovery of their cost basis. Management uses both internal and external information sources to arrive at the most informed decision. This quantitative and qualitative assessment begins with a review of general market conditions and changes to market conditions, credit, investment performance and structure since the prior review period. The ability to hold the temporarily impaired securities will involve a number of factors, including: forecasted recovery period based on average life; whether its return provides satisfactory carry relative to funding sources; Webster’s capital, earnings and cash flow positions; and compliance with various debt covenants, among other things. Webster currently intends to hold all temporarily impaired securities to full recovery, which may be until maturity.

Estimating the recovery period for equity securities will include analyst forecasts, earnings assumptions and other company specific financial performance metrics. In addition, this assessment will incorporate general market data, industry and sector cycles and related trends to determine a reasonable recovery period.

Webster’s management evaluated the available for sale securities portfolio in light of changing market conditions and other factors, and in October 2006 announced that Webster would sell its entire portfolio of MBS classified as available for sale (approximately $1.9 billion as of September 30, 2006). These sales were completed during the fourth quarter and the proceeds from the sale were used to repay wholesale funding (short-term borrowings). A net unrealized loss on the available for sale MBS portfolio of $48.9 million ($31.8 million after tax) was recognized at September 30, 2006. An additional pre-tax loss of $2.4 million ($1.6 million after tax) was recognized upon sale of the securities in the fourth quarter.

Management focused on several key factors in making its determination regarding the securities portfolio, including Webster’s overall interest rate risk as well as its future earnings and capital position. As part of this process, management identified the securities for which there was no longer the intent to hold to full recovery of the cost basis. Driving the determination to sell the available for sale MBS portfolio was Webster’s belief that these securities would likely continue to yield less than the cost of short-term borrowings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2006, Webster announced its intention to securitize $1.0 billion of residential mortgage loans and hold the resulting securities in its held-to-maturity securities portfolio, primarily for collateral purposes. As of December 31, 2006, $371.1 million of these loans had been securitized; an additional $633.0 million in loans were securitized in January 2007. A separate mortgage servicing asset was not recognized in these transactions. The held-to-maturity securities were recorded at an amortized cost equal to the carrying amount of the securitized loans.

Management’s evaluation of securities impairment losses at December 31, 2006 began with a recognition that market yields increased during 2006, reflecting the impact of seventeen interest rate increases of 25 basis points each, or 425 basis points in total, by the Federal Reserve from June 2004 through June 2006. The Federal Reserve’s Open Market Committee has held the Federal funds rate target at 5.25% since the last increase through December 31, 2006.

At December 31, 2006, Webster had $658.0 million in securities with an unrealized loss of $22.0 million for twelve months or longer. These securities have had varying levels of unrealized loss due to higher interest rates subsequent to their purchase. Approximately 96 percent of that unrealized loss, or $21.2 million, was concentrated in 22 mortgage-backed securities held to maturity totaling $616.9 million in fair value. These securities carry AAA ratings or Agency-implied AAA credit ratings and are currently performing as expected. Management does not consider these investments to be other-than-temporarily impaired and Webster has the ability and intent to hold these investments to full recovery of the cost basis. Management expects that recovery of these temporarily impaired securities will occur over the weighted-average estimated remaining life of these securities.

Three available for sale corporate securities totaling $15.3 million at December 31, 2006, with an unrealized loss of $0.3 million, were impaired for twelve consecutive months or longer due to higher interest rates subsequent to their purchase. The Company invests in corporate securities that are unrated, below investment grade and investment grade. Securities that are unrated or below investment grade have undergone an internal credit review. As a result of the credit review of the issuers, management has determined that there has been no deterioration in credit quality subsequent to the purchase or last review period. These securities are performing as projected. Management does not consider these investments to be other-than temporarily impaired based on its credit reviews and Webster’s ability and intent to hold these investments to full recovery of the cost basis.

Sixty-one held to maturity municipal securities totaling $25.8 million at December 31, 2006, with an unrealized loss of $0.5 million, were impaired for twelve consecutive months or longer due to higher interest rates subsequent to their purchase. Most of these bonds are insured AAA rated general obligation bonds with stable ratings. There were no significant credit downgrades since the last review period. These securities are currently performing as anticipated. Management does not consider these investments to be other-than-temporarily impaired. Webster has the ability and intent to hold these investments to full recovery of the cost basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair value (“FV”) and weighted-average yield (based on amortized cost) of debt securities at December 31, 2006 by contractual maturity. Mortgage-backed securities are included by final contractual maturity. Actual maturities will differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

			After one year through		After five years through
	One Year or less		five years		ten years		After ten years		Total
	FV	Yield	FV	Yield	FV	Yield	FV	Yield	FV	Yield
	(Dollars in thousands)

Trading:
Municipal bonds and notes	$260	3.56%	$1,555	3.71%	$1,928	3.79%	$1,099	4.22%	$4,842	3.85%

Available for Sale:
U.S. Government Agency bonds	104,728	5.24	—	—	—	—	—	—	104,728	5.24
Corporate bonds and notes	—	—	—	—	—	—	201,272	8.55	201,272	8.55

Total available for sale	104,728	5.24	—	—	—	—	201,272	8.55	306,000	7.42

Held to Maturity:
Municipal bonds and notes	3,344	6.00	6,274	6.35	20,003	5.43	424,518	6.77	454,139	6.70
Mortgage-backed securities	—	—	—	—	—	—	980,404	4.70	980,404	4.70

Total held to maturity	3,344	6.00	6,274	6.35	20,003	5.43	1,404,922	5.33	1,434,543	5.33

Total	$108,332	5.26%	$7,829	5.83%	$21,931	5.29%	$1,607,293	5.73%	$1,745,385	5.69%

The following is a summary of realized gains and losses on sales of securities. The 2006 amounts exclude the effect of the $48.9 million loss on write-downs of securities available for sale to fair value prior to their sale in the fourth quarter of the year.

	Years ended December 31,
	2006			2005			2004
	Gains	Losses	Net	Gains	Losses	Net	Gains	Losses	Net
	(In thousands)

Trading Securities:
U.S. Treasury Notes	$116	$—	$116	$147	$—	$147	$182	$(202)	$(20)
U.S. Government agency notes	1	(81)	(80)	—	—	—	9	(100)	(91)
Municipal bonds and notes	287	(214)	73	429	(176)	253	448	(369)	79
Corporate bonds and notes	25	—	25	6	(200)	(194)	65	(214)	(149)
Mortgage-backed securities	39	(260)	(221)	28	—	28	19	—	19
Futures and options contracts	618	(222)	396	428	(206)	222	391	(712)	(321)

Total trading	1,086	(777)	309	1,038	(582)	456	1,114	(1,597)	(483)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years ended December 31,
	2006			2005			2004
	Gains	Losses	Net	Gains	Losses	Net	Gains	Losses	Net
	(In thousands)

Available for Sale:
U.S. Treasury Notes	—	—	—	—	—	—	—	(1)	(1)
U.S. Government agency notes	—	(6)	(6)	—	—	—	95	(4,964)	(4,869)
Municipal bonds and notes	4	(3)	1	—	—	—	—	—	—
Corporate bonds and notes	799	—	799	168	(17)	151	2,189	(978)	1,211
Equity securities	3,260	(664)	2,596	2,728	(2)	2,726	9,141	(742)	8,399
Mortgage-backed securities	740	(3,150)	(2,410)	698	(424)	274	20,374	(10,318)	10,056

Total available for sale	4,803	(3,823)	980	3,594	(443)	3,151	31,799	(17,003)	14,796

Held to Maturity:
Mortgage-backed securities	—	—	—	26	—	26	—	—	—

Total	$5,889	$(4,600)	$1,289	$4,658	$(1,025)	$3,633	$32,913	$(18,600)	$14,313

The mortgage-backed securities sold in 2005 from the held to maturity portfolio represented securities for which Webster collected over 85% of the principal outstanding at acquisition. The net carrying amount of the mortgage-backed securities sold in 2005 totaled $0.7 million.

Short and long futures and options positions may be entered into to minimize the price volatility of certain assets held as trading securities and to profit from trading opportunities. Changes in the market value of futures and options positions are recognized as a gain or loss in the period in which the change occurs. All gains and losses resulting from futures and options positions are reflected in non-interest income. At December 31, 2006 and 2005, there were no such positions open.

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

At December 31, 2006, securities of a single issuer with an aggregate value exceeding ten percent of total stockholders’ equity, or $187.7 million, were limited to Fannie Mae mortgage-backed securities with an amortized cost of $950.3 million and a market value of $927.0 million.

NOTE 4:  Loans Held For Sale and Related Commitments

Loans held for sale had a total carrying value of $354.8 million and $267.9 million at December 31, 2006 and 2005, respectively. Included in the December 31, 2006 balance are $353.4 million in residential mortgage loans and $1.4 million in consumer loans. Included in the December 31, 2005 balance are $262.5 million in residential mortgage loans, $3.2 million in commercial loans and $2.2 million in consumer loans.

At December 31, 2006, residential mortgage origination commitments totaled $305.1 million compared to $137.2 million at December 31, 2005. Residential commitments outstanding at December 31, 2006 consisted of adjustable rate and fixed rate mortgages of $17.5 million and $287.6 million, respectively, at rates ranging from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.5% to 8.25%. Residential commitments outstanding at December 31, 2005 consisted of adjustable rate and fixed rate mortgages of $14.8 million and $122.4 million, respectively, at rates ranging from 4.5% to 8.0%. Commitments to originate loans generally expire within 60 days.

Forward commitments are used to sell residential mortgage loans, and are entered into for the purpose of reducing the market risk associated with originated loans held for sale and committed loans with interest rate locks. Risks may arise from the possible inability of Webster or the other party to fulfill the contracts. At December 31, 2006, Webster had outstanding commitments to sell residential mortgage loans of $652.4 million compared to $343.0 million at December 31, 2005.

See Note 17 for a further discussion of loan origination and sale commitments.

NOTE 5: Loans, Net

A summary of loans, net follows:

	At December 31,
	2006		2005
	Amount	%	Amount	%
	(Dollars in thousands)

Residential mortgage loans:
1 - 4 family	$4,193,160	32.4	$4,640,284	37.8
Construction	231,474	1.8	188,280	1.5

Total residential mortgage loans	4,424,634	34.2	4,828,564	39.3

Commercial loans:
Commercial non-mortgage	1,730,554	13.4	1,435,512	11.7
Asset-based loans	765,895	5.9	661,234	5.4
Equipment financing	889,825	6.9	779,782	6.3

Total commercial loans	3,386,274	26.2	2,876,528	23.4

Commercial real estate:
Commercial real estate	1,426,529	11.0	1,342,741	10.9
Commercial construction	478,068	3.7	465,753	3.8

Total commercial real estate	1,904,597	14.7	1,808,494	14.7

Consumer loans:
Home equity loans	3,173,142	24.6	2,736,274	22.3
Other consumer	34,844	0.3	35,426	0.3

Total consumer loans	3,207,986	24.9	2,771,700	22.6

Total loans	12,923,491	100.0	12,285,286	100.0
Less: allowance for loan losses	(147,719)		(146,486)

Loans, net	$12,775,772		$12,138,800

At December 31, 2006, net loans included $24.3 million of net premiums and $44.6 million of net deferred costs. At December 31, 2005, net loans included $24.5 million of net premiums and $36.9 million of net deferred costs. The unadvanced portions of closed loans totaled $512.9 million and $547.5 million at December 31, 2006 and 2005, respectively.

During December 2006, Webster sold $250.0 million of 1−4 family residential mortgage loans as part of its balance sheet repositioning actions. The $5.7 million loss on the sale of these loans is presented separately on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Income, as the transaction is not considered part of Webster’s ongoing mortgage banking activities.

A majority of mortgage loans are secured by real estate in the State of Connecticut. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio is dependent on economic and market conditions in Connecticut.

Webster individually reviews classified loans greater than $250,000 for impairment based on the fair value of collateral or expected cash flows and it reviews loans under $250,000 as a homogeneous pool. At December 31, 2006, there were $55.0 million of impaired loans as defined by SFAS No. 114, including loans of $18.1 million with an impairment allowance of $6.6 million. At December 31, 2005, there were $61.7 million of impaired loans including loans of $27.5 million with an impairment allowance of $9.9 million. In 2006, 2005 and 2004, the average balance of impaired loans was $57.9 million, $42.7 million and $22.2 million, respectively.

The policy with regard to the recognition of interest income on commercial impaired loans includes an individual assessment of each loan. Interest on loans that are more than 90 days past due is no longer accrued and all previously accrued and unpaid interest is charged to interest income. When payments on commercial impaired loans are received, interest income is recorded on a cash basis or is applied to principal based on an individual assessment of each loan. Cash basis interest income recognized on commercial impaired loans for the years 2006, 2005 and 2004 amounted to approximately $279,000, $591,000 and $170,000, respectively.

At December 31, 2006 and 2005, total troubled debt restructurings approximated $144,000 and $12,000, respectively. Interest income recognized in 2006 and 2005 on restructured loans was insignificant. At December 31, 2006, there were no commitments to lend any additional funds to debtors in troubled debt restructurings.

Nonaccrual loans totaled $58.9 million and $60.6 million at December 31, 2006 and 2005, respectively. Interest on nonaccrual loans that would have been recorded as additional interest income for the years ended December 31, 2006, 2005 and 2004 had the loans been current in accordance with their original terms totaled $2.0 million, $3.2 million and $2.1 million, respectively.

Webster is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include residential and commercial mortgage loan commitments, commercial loan and equipment financing commitments, letters of credit and commercial and home equity unused credit lines. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the Consolidated Statements of Condition.

At December 31, 2006 and 2005, there were unused portions of home equity credit lines extended of $2.0 billion and $1.7 billion, respectively. The rates on home equity lines of credit generally vary with the prime rate. At December 31, 2006 and 2005, unused commercial lines of credit, letters of credit, standby letters of credit, equipment financing commitments and outstanding commercial new loan commitments totaled $3.2 billion and $3.4 billion, respectively, and consumer loan commitments totaled $65.3 million and $83.2 million, respectively. Rates for these loans are generally established shortly before closing. The estimated fair value of commitments to extend credit is considered insignificant at December 31, 2006 and 2005.

NOTE 6:  Allowance for Credit Losses

The allowance for credit losses is maintained at a level adequate to absorb probable losses inherent in the loan portfolio and in unfunded credit commitments. This allowance is increased by provisions charged to operations and by recoveries on loans previously charged-off, and reduced by charge-offs on loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the changes in the allowance for credit losses follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Balance at beginning of year	$155,632	$150,112	$121,674
Allowances from purchase transactions	4,724	—	20,698
Write-down of loans transferred to held for sale	—	(775)	—
Provisions charged to operations	11,000	9,500	18,000

Subtotal	171,356	158,837	160,372

Charge-offs	(18,830)	(9,754)	(14,951)
Recoveries	2,468	6,549	4,691

Net charge-offs	(16,362)	(3,205)	(10,260)

Balance at end of year	$154,994	$155,632	$150,112

Components:
Allowance for loan losses	$147,719	$146,486	$150,112
Reserve for unfunded credit commitments(1)	7,275	9,146	—

Allowance for credit losses	$154,994	$155,632	$150,112

(1)	Effective December 31, 2005, Webster transferred the portion of the allowance for loan losses related to commercial and consumer lending commitments and letters of credit to the reserve for unfunded credit commitments.

NOTE 7:  Goodwill and Other Intangible Assets

The following tables set forth the carrying values of goodwill and intangible assets, net of accumulated amortization.

	At December 31,
	2006	2005
	(In thousands)

Balances not subject to amortization:
Goodwill	$770,001	$642,889
Pension assets	—	1,844
Balances subject to amortization:
Core deposit intangibles	49,170	47,227
Other identified intangibles	5,841	6,610

Total goodwill and other intangible assets	$825,012	$698,570

Changes in the carrying amount of goodwill for the year ended December 31, 2006 are as follows:

	Retail	Commercial
	Banking	Banking	Total
	(In thousands)

Balance at December 31, 2005	$611,378	$31,511	$642,889
Purchase transaction	122,297	—	122,297
Purchase price adjustments	(16)	4,831	4,815

Balance at December 31, 2006	$733,659	$36,342	$770,001

Webster performed annual evaluations of goodwill and found no impairment in 2006, 2005 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2006, $122.3 million of goodwill (none of which is tax deductible), and $15.7 million of core deposit intangibles with an amortization period of 9 years, were added as the result of the acquisition of NewMil Bancorp. The $4.8 million goodwill addition to Commercial Banking was due to a final year earn out of contingent consideration related to an earlier acquisition.

Amortization of intangible assets for 2006, 2005 and 2004 totaled $14.5 million, $19.9 million and $18.3 million, respectively. Other identified intangible assets include customer relationships, employment agreements and business relationship network. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any future impairment or change in estimated useful lives, is summarized below for each of the next five years and thereafter.

(In thousands)

For years ending December 31,
2007	$11,005
2008	6,565
2009	6,380
2010	6,310
2011	6,310
Thereafter	18,441

NOTE 8:  Premises and Equipment, Net

A summary of premises and equipment, net follows:

	At December 31,
	2006	2005
	(In thousands)

Land	$18,081	$16,713
Buildings and improvements	111,604	106,152
Leasehold improvements	48,334	37,421
Equipment and software	175,553	188,880

Total premises and equipment	353,572	349,166
Less accumulated depreciation and amortization	(157,663)	(166,310)

Premises and equipment, net	$195,909	$182,856

At December 31, 2006, Webster was obligated under various non-cancelable operating leases for properties used as banking offices and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense based primarily upon increases in real estate taxes over a base year. Rental expense under leases was $20.4 million, $17.2 million and $14.8 million in 2006, 2005 and 2004, respectively. Webster is also entitled to rental income under various non-cancelable operating leases for properties owned. Rental income was $1.1 million, $1.1 million and $1.0 million in 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a schedule of future minimum rental payments and receipts required under these leases as of December 31, 2006:

	Rental	Rental
	Payments	Receipts
	(In thousands)

For years ending December 31,
2007	$18,880	$864
2008	16,517	400
2009	13,525	193
2010	12,246	146
2011	10,326	101
Thereafter	70,729	495

Total	$142,223	$2,199

NOTE 9:  Income Taxes

Income tax expense is comprised of the following:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Current:
Federal	$52,533	$61,318	$49,099
State and local	1,289	531	834

	53,822	61,849	49,933

Deferred:
Federal	4,895	25,209	19,165
State and local	566	243	(200)

	5,461	25,452	18,965

Total:
Federal	57,428	86,527	68,264
State and local	1,855	774	634

	$59,283	$87,301	$68,898

The following reconciles the federal statutory tax rate to Webster’s effective tax rate based on income before income taxes:

	Years Ended December 31,
	2006	2005	2004

Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal benefit	0.6	0.2	0.2
Tax-exempt income, net	(3.0)	(2.0)	(1.8)
Increase in cash surrender value of life insurance	(1.7)	(1.2)	(1.4)
Other, net	(0.2)	—	(1.1)

Effective tax rate	30.7%	32.0%	30.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of significant temporary differences comprising the deferred tax assets and liabilities are summarized below:

	At December 31,
	2006	2005
	(In thousands)

Deferred tax assets:
Allowance for credit losses	$59,876	$59,947
Net operating loss and credit carry forwards	27,239	19,350
Net unrealized loss on securities available for sale	—	14,296
Compensation and employee benefit plans	20,969	9,265
Intangible assets	3,750	5,314
Deductible acquisition costs	1,993	2,793
Other	4,142	3,594

Total deferred tax assets	117,969	114,559
Less: valuation allowance	(30,850)	(21,320)

Deferred tax assets, net of valuation allowance	87,119	93,239

Deferred tax liabilities:
Deferred loan costs	17,878	11,575
Premises and equipment	6,229	8,811
Equipment financing leases	11,303	7,174
Purchase accounting and fair-value adjustments	10,474	4,968
Net unrealized gain on securities available for sale	4,782	—
Mortgage servicing rights	2,079	1,954
Other	2,582	3,444

Total deferred tax liabilities	55,327	37,926

Deferred tax asset, net	$31,792	$55,313

Utilizable federal net operating loss carryforwards (“NOLs”) totaled $3.5 million at December 31, 2006, and are scheduled to expire in various tax years through 2022. Connecticut NOLs totaled $532.2 million at December 31, 2006, and are scheduled to expire in varying amounts during tax years 2020 through 2026. A valuation allowance has been established for the full amount of Connecticut NOLs due to uncertainties of realization.

Due to uncertainties of realization, a valuation allowance also has been established for the Connecticut net deferred tax assets in addition to those from NOLs, and for substantially all Massachusetts and Rhode Island net state deferred tax assets. The state and local portions of net deferred tax (liabilities) assets in jurisdictions where such uncertainties do not exist approximated ($48,000) and $517,000 at December 31, 2006 and 2005, respectively.

Management believes it is more likely than not that Webster will realize its net deferred tax assets, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that any specific level of future income will be generated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10: Mortgage Servicing Rights

An analysis of mortgage servicing rights, which are included in other assets, for the three years ended December 31, 2006 follows:

	Mortgage Servicing Rights			Balance of
			Net	Mortgage
	Amortized	Valuation	Carrying	Loans Serviced
	Cost	Allowance	Value	for Others
	(In thousands)

Balance at December 31, 2003	$6,434	$(2,103)	$4,331	$584,625

Mortgage servicing rights acquired in acquisition	8,970	—	8,970
Mortgage servicing rights capitalized	9,826	—	9,826
Amortization charged against mortgage servicing fee income	(3,280)	—	(3,280)
Additional valuation allowance	—	(681)	(681)
Reduction of impairment allowance (credit to mortgage servicing fee income)	—	542	542
Mortgage servicing rights sold	(9,761)	—	(9,761)

Balance at December 31, 2004	12,189	(2,242)	9,947	1,450,416

Mortgage servicing rights capitalized	1,829	—	1,829
Amortization charged against mortgage servicing fee income	(2,976)	—	(2,976)
Additional valuation allowance	—	(505)	(505)
Reduction of impairment allowance (credit to mortgage servicing fee income)	—	1,226	1,226
Mortgage servicing rights sold	(1,829)	—	(1,829)

Balance at December 31, 2005	9,213	(1,521)	7,692	1,340,429

Mortgage servicing rights capitalized	472	—	472
Amortization charged against mortgage servicing fee income	(2,521)	—	(2,521)
Additional valuation allowance	—	(21)	(21)
Reduction of impairment allowance (credit to mortgage servicing fee income)	—	596	596

Balance at December 31, 2006	$7,164	$(946)	$6,218	$1,467,947

Mortgage servicing rights represent the capitalized net present value of fee income streams generated from servicing residential mortgage loans for other investors. A discounted cash flow model is used to estimate fair value since observable market prices are not readily available. At December 31, 2006, the fair value of servicing rights was $11.3 million.

Fair value is estimated on individual pools of loans grouped according to the following characteristics: fixed versus adjustable coupons; government versus non-government backed collateral; and acquired versus originated. The key assumptions used in the valuation model include: current and future interest rates; expected prepayments of underlying mortgage loans; servicing and other ancillary fees; and cost to service loans. Impairment results when

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the fair market value of an individual pool has fallen below its amortized cost. A valuation allowance is established or reduced by a charge or credit to non-interest income.

The reported amounts of non-interest income from mortgage banking activities include loan servicing fees, gains and losses from sales of loans held for sale and loan servicing, amortization of mortgage servicing rights, and adjustments to the impairment valuation allowance for mortgage servicing rights.

Estimated annual amortization expense for mortgage servicing rights is summarized below for each of the next five years and in the aggregate thereafter:

(In thousands)

For years ending December 31,
2007	$2,302
2008	2,011
2009	1,398
2010	895
2011	438
Thereafter	120

NOTE 11: Deposits

A summary of deposit types follows:

	December 31,
	2006			2005			2004
			% of			% of			% of
		Average	Total		Average	Total		Average	Total
	Amount	Rate*	Deposits	Amount	Rate*	Deposits	Amount	Rate*	Deposits
	(In thousands)

Demand	$1,588,783	—	12.8	$1,546,096	—	13.3	$1,409,682	—	13.4
NOW	1,385,131	0.47%	11.1	1,412,821	0.41%	12.2	1,368,213	0.30%	12.9
Money market	1,908,496	3.69	15.3	1,789,781	2.55	15.4	1,996,918	1.45	18.9
Savings	1,985,201	1.41	15.9	2,015,045	0.91	17.3	2,253,073	0.72	21.3
Health savings accounts	286,647	2.88	2.3	209,582	2.40	1.8	—	—	—
Retail certificates	4,911,861	4.41	39.4	4,249,874	3.70	36.5	3,376,718	2.58	31.9
Treasury certificates	392,277	4.98	3.2	407,946	4.14	3.5	166,684	2.29	1.6

Total	$12,458,396	2.80%	100.0	$11,631,145	2.03%	100.0	$10,571,288	1.33%	100.0

* Average rate on deposits outstanding at year-end.

Interest expense on deposits is summarized as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

NOW	$5,591	$4,251	$3,133
Money market	64,617	40,792	27,603
Savings	22,592	17,495	14,744
Health savings accounts	7,364	3,687	—
Retail certificates	177,728	109,414	72,768
Treasury certificates	32,307	12,798	2,358

Total	$310,199	$188,437	$120,606

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents the amount of certificates of deposit, including Treasury certificates, maturing for each of the next five years and thereafter:

(In thousands)

Maturing in the years ending December 31:
2007	$4,526,717
2008	555,892
2009	129,126
2010	46,035
2011	43,705
Thereafter	2,663

Total	$5,304,138

Certificates of deposit of $100,000 or more amounted to $2.0 billion and $1.9 billion and represented approximately 16.4% and 16.0% of total deposits at December 31, 2006 and 2005, respectively.

The following table represents the amount of certificates of deposit of $100,000 or more at December 31, 2006 maturing during the periods indicated:

(In thousands)

Maturing:
January 1, 2007 to March 31, 2007	$712,023
April 1, 2007 to June 30, 2007	527,992
July 1, 2007 to December 31, 2007	429,179
January 1, 2008 and beyond	369,654

Total	$2,038,848

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12:  Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank are summarized as follows:

	December 31, 2006		December 31, 2005
	Total		Total
	Outstanding	Callable	Outstanding	Callable
	(In thousands)

Fixed Rate:
2.18% to 6.31% due in 2006	$—	$—	$1,213,468	$—
0.00% to 7.37% due in 2007	650,309	10,000	442,383	—
2.67% to 5.93% due in 2008	188,973	67,000	175,119	74,000
4.98% to 5.96% due in 2009	138,000	123,000	138,000	123,000
4.95% to 8.44% due in 2010	35,246	35,000	135,311	35,000
6.60% to 6.60% due in 2011	1,191	—	41,421	40,000
5.22% to 5.49% due in 2013	49,000	49,000	49,000	49,000
6.00% to 6.00% due in 2015	29	—	32	—
0.00% to 5.66% due in 2017 to 2023	1,264	—	1,293	—

	1,064,012	284,000	2,196,027	321,000
Unamortized premiums	12,560	—	19,696	—
Hedge accounting adjustments	(1,639)	—	(1,713)	—

Total advances	$1,074,933	$284,000	$2,214,010	$321,000

Webster Bank had additional borrowing capacity from the FHLB of approximately $1.6 billion and $1.0 billion at December 31, 2006 and 2005, respectively. Advances are secured by a blanket security agreement, which requires Webster Bank to maintain as collateral certain qualifying assets, principally mortgage loans and securities. At December 31, 2006 and 2005, investment securities were not fully utilized as collateral, and had all securities been used for collateral, Webster Bank would have had additional borrowing capacity of approximately $849.0 million and $737.1 million, respectively. At December 31, 2006 and 2005, Webster Bank was in compliance with the FHLB collateral requirements.

During 2004, Webster used proceeds from sales of securities to prepay approximately $500.0 million of Federal Home Loan advances that were swapped to floating rates and approximately $250.0 million of overnight borrowings. The yield on the securities sold was 3.53% while the cost on the borrowings prepaid was 4.27%. Costs of $45.8 million resulted from the prepayment of the borrowings and are reflected in non-interest expenses in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13:  Securities Sold Under Agreements to Repurchase and Other Short-term Debt

The following table summarizes securities sold under agreements to repurchase and other short-term borrowings:

	At December 31,
	2006	2005
	(In thousands)

Securities sold under agreements to repurchase	$789,973	$792,838
Federal funds purchased	81,110	246,375
Treasury tax and loan	21,097	477,066
Other	45	77

	892,225	1,516,356
Unamortized premiums	3,730	9,550
Hedge accounting adjustments	(2,749)	(3,525)

Total	$893,206	$1,522,381

During 2006 and 2005, securities sold under agreements to repurchase (“repurchase agreements”) were also used as a primary source of borrowed funds in addition to FHLB advances. Repurchase agreements were primarily collateralized by U.S. Government agency mortgage-backed securities. The collateral for these repurchase agreements is delivered to broker/dealers. Repurchase agreements with broker/dealers are limited to primary dealers in government securities or commercial and municipal customers through Webster’s Treasury Sales desk. At December 31, 2006 and 2005, there were $83.5 million of repurchase agreements that were structured to be callable at the option of the counterparty. The weighted-average rates on total repurchase agreements and other borrowings were 4.43% and 3.22% at December 31, 2006 and 2005, respectively.

Information concerning repurchase agreements outstanding at December 31, 2006 is presented below:

				Weighted-
		Amortized Cost	Market Value	Average	Weighted-Average
	Balance	of Collateral	of Collateral	Rate	Original Maturity
	(Dollars in thousands)

Original maturity:
Up to 30 days	$303,210	$312,210	$303,447	3.46%	3.4 Days
31 to 90 days	737	774	752	4.36	2.2 Months
Over 90 days	486,026	535,698	520,576	4.91	27.4 Months

Totals	$789,973	$848,682	$824,775	4.35%	16.9 Months

The following table sets forth certain information concerning short-term repurchase agreements (with original maturities of one year or less) at the dates and for the years indicated:

	At and for the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Average amount outstanding during the period	$345,832	$537,151	$714,320
Amount outstanding at end of period	300,348	401,137	527,127
Highest month end balance during period	437,090	592,216	1,023,826
Weighted-average interest rate at end of period	3.46%	3.16%	1.86%
Weighted-average interest rate during the period	3.38	2.53	1.17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14:  Long-Term Debt

Long-term debt consists of the following:

	At December 31,
	2006	2005
	(In thousands)

Subordinated notes (due January 2013)	$200,000	$200,000
Senior notes (due April 2014)	150,000	150,000
Senior notes (due November 2007)	25,200	50,400
Junior subordinated debt to related capital trusts (due 2027-2033):
Webster Capital Trust I	103,093	103,093
Webster Capital Trust II	51,547	51,547
Webster Statutory Trust I	77,320	77,320
People’s Bancshares Capital Trust II	10,309	10,309
Eastern Wisconsin Bancshares Capital Trust I	2,070	2,070
Eastern Wisconsin Bancshares Capital Trust II	2,070	2,070
NewMil Statutory Trust I	10,310	—

	631,919	646,809
Unamortized premiums	1,340	1,873
Hedge accounting adjustments	(11,323)	(7,776)

Total long-term debt	$621,936	$640,906

In January 2003, Webster Bank completed an offering of $200.0 million of subordinated notes that bear an interest rate of 5.875% and mature on January 15, 2013. The notes were rated investment grade by the major rating agencies and supplement existing regulatory capital. A futures derivative contract in anticipation of the debt issuance was used to hedge the fixed rate on the subordinated notes. The contract qualified as a cash flow hedge under of SFAS No. 133, as amended. A gain of $1.7 million realized on the futures contract transaction has been deferred as a component of accumulated other comprehensive income and is being amortized over the life of the notes as a reduction of interest expense. It is anticipated that approximately $169,000 will be reclassified into earnings in 2007.

In April 2004, Webster completed an offering of $150.0 million of senior notes which are not redeemable prior to their maturity on April 15, 2014, have an interest rate of 5.125% and were priced to yield 5.187%. Net proceeds from this offering were used to partially fund the $184 million cash portion of the purchase price of the acquisition of FIRSTFED AMERICA BANCORP, INC. (“FIRSTFED”).

In November 2000, a private placement of $126.0 million of 8.72% unsecured Senior Notes due in November 2007 was completed. In November 2003 and each year thereafter, a mandatory repayment of $25.2 million of principal is required. In addition, Webster may, at its option, prepay at any time, in whole or in part, the outstanding principal amount at par plus a make-whole prepayment penalty. The senior notes contain certain covenants that include a maximum amount of debt, a minimum equity to assets ratio and a maximum nonperforming assets ratio. At December 31, 2006, Webster is in compliance with all covenants.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In May 2004, with the acquisition of FIRSTFED, Webster assumed junior subordinated debt (People’s Bancshares Capital Trust II) of $10.3 million. This debt has a coupon rate of 11.695% and matures in July 2030. A purchase premium of $2.1 million resulted from the acquisition and is being amortized over the life of the subordinated debt as an adjustment to interest expense.

In February 2005, with the acquisition of HSA Bank, Webster assumed junior subordinated debt (Eastern Wisconsin Bancshares Capital Trust I & II) of $4.1 million and $2.07 million, respectively. Eastern Wisconsin Bancshares Capital Trust I has a coupon rate of 8.0% and matures in April 2032. Eastern Wisconsin Bancshares Capital Trust II has a coupon rate of 7.4% and matures in November 2033. The HSA acquisition created a premium for the capital trust securities of approximately $185,000. Webster assumed the guarantee agreements executed by Eastern Wisconsin Bancshares, Inc. as guarantor of these trust preferred securities.

In October 2006, with the acquisition of NewMil Bancorp, Webster assumed junior subordinated debt (NewMil Statutory Trust I) of $10.3 million. NewMil Statutory Trust has a coupon rate of 6.4% and matures in March 2033. A purchase discount of approximately $74,000 resulted from the acquisition.

In January 2007, Webster announced its intention to redeem certain trust preferred securities issued by several of its financing subsidiaries, including Webster Capital Trust I and Webster Capital Trust II. Webster Capital Trust I and Webster Capital Trust II have initial call prices of 104.7% and 105.0%, respectively, and initial call dates of March 31, 2007 and April 1, 2007, respectively. The Company expects to record pre-tax charges to income on the dates of extinguishment totaling approximately $6.9 million related to the redemption premium and immediate recognition of unamortized issuance costs.

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

NOTE 15:  Shareholders’ Equity

In February 1996, Webster’s Board of Directors adopted a stockholder’s rights plan in which preferred stock purchase rights were granted as a dividend at the rate of one right for each share of common stock held of record at that time. The plan was designed to protect all shareholders against hostile acquirers who may seek to take advantage of Webster and its shareholders through coercive or unfair tactics aimed at gaining control without paying all shareholders a fair price. Each right entitled the holder to purchase under certain circumstances 1/1,000th of a share of a new Series C Preferred Stock at an exercise price of $100 per share. On February 4, 2006, the rights issued under the rights plan expired. Webster’s Board of Directors elected not to renew the rights plan and determined that such action was in the best interests of Webster’s stockholders.

A total of 1,347,929 shares of common stock were repurchased during 2006 at an average cost of $46.86 per common share. Of the shares repurchased, 1,296,394 shares were repurchased as part of the July 2003, 2.3 million share stock buyback program. The remaining 51,535 shares were repurchased for acquisition and other corporate purposes. At December 31, 2006, there were 1,000,902 shares available to purchase under the July 2003 program. A total of 609,519 shares of common stock were repurchased during 2005 at an average cost of $46.16 per common share. Of the shares repurchased, 532,534 shares were repurchased as part of, and which completed, the July 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock buyback program and 2,704 shares were repurchased as part of the July 2003 share stock buyback program. The remaining 74,281 shares were repurchased for acquisition and other corporate purposes.

A total of 44,052, 51,311 and 39,716 shares of restricted common stock were granted to senior management and non-employee directors during 2006, 2005 and 2004, respectively. The cost of the restricted shares was measured on the date of grant and is being charged to non-interest expense over the restricted period. See Notes 1 and 20 for further information on stock-based compensation.

Accumulated other comprehensive loss, net is comprised of the following components:

	At December 31,
	2006	2005
	(In thousands)

Unrealized gain (loss) on available for sale securities (net of tax)	$7,211	$(26,550)
Unrealized loss upon transfer of available for sale securities to held to maturity (net of tax and amortization)	(1,852)	(2,518)
Underfunded pension and other postretirement benefit plans (net of tax):
Net actuarial loss	(9,674)	—
Prior service cost	(31)	—
Deferred gain on hedge	1,022	1,190

Total accumulated other comprehensive loss, net	$(3,324)	$(27,878)

Retained earnings at December 31, 2006 and 2005 included $58.0 million and $57.4 million, respectively, of certain “thrift bad debt” reserves established before 1988. For federal income tax purposes, Webster Bank deducted those reserves (including those deducted by certain thrift institutions later acquired by Webster) which are subject to recapture in certain circumstances, including: (i) distributions by Webster Bank in excess of certain earnings and profits; (ii) redemption of Webster Bank’s stock; or (iii) liquidation. Because Webster does not expect those events to occur, no federal income tax liability has been provided for the reserves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16: Regulatory Matters

Capital guidelines issued by the Federal Reserve Board and the OCC require Webster Financial Corporation and Webster Bank to maintain certain regulatory capital minimum ratios, as set forth below.

	Actual		Capital Requirements		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

At December 31, 2006
Webster Financial Corporation
Total risk-based capital (to risk-weighted assets)	$1,625,743	11.5%	$1,135,641	8.0%	$1,419,552	10.0%
Tier 1 capital (to risk-weighted assets)	1,266,985	8.9	567,821	4.0	851,731	6.0
Tier 1 leverage capital ratio (to average assets)	1,266,985	7.4	681,547	4.0	851,934	5.0
Webster Bank, N.A
Total risk-based capital (to risk-weighted assets)	$1,575,200	11.3%	$1,119,939	8.0%	$1,399,924	10.0%
Tier 1 capital (to risk-weighted assets)	1,220,205	8.7	559,970	4.0	839,954	6.0
Tier 1 leverage capital ratio (to average assets)	1,220,205	7.2	673,692	4.0	842,115	5.0
At December 31, 2005
Webster Financial Corporation
Total risk-based capital (to risk-weighted assets)	$1,537,032	11.1%	$1,107,805	8.0%	$1,384,756	10.0%
Tier 1 capital (to risk-weighted assets)	1,179,158	8.5	553,902	4.0	830,853	6.0
Tier 1 leverage capital ratio (to adjusted total assets)	1,179,158	6.9	688,133	4.0	860,166	5.0
Webster Bank, N.A
Total risk-based capital (to risk-weighted assets)	$1,532,996	11.2%	$1,092,476	8.0%	$1,365,595	10.0%
Tier 1 capital (to risk-weighted assets)	1,177,364	8.6	546,238	4.0	819,357	6.0
Tier 1 leverage capital ratio (to adjusted total assets)	1,177,364	6.9	680,675	4.0	850,844	5.0

At December 31, 2006 and 2005, Webster Financial Corporation and Webster Bank exceeded their regulatory capital requirements and are considered well capitalized under the guidelines established by the FRB and the OCC.

A primary source of liquidity for Webster Financial Corporation is dividend payments from Webster Bank, which are limited by various banking regulations to net profits for the current year plus net retained profits from the preceding two years and further restricted by minimum capital requirements at Webster Bank. Based on the most restrictive limitations, Webster Bank had excess regulatory capital and could declare up to $40.6 million of dividends without prior regulatory approval as of December 31, 2006. In addition, the OCC has the discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster Financial Corporation totaled $164.0 million in 2006 and $144.0 million in 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17: Derivative Financial Instruments

At December 31, 2006, Webster had outstanding interest rate swaps with a total notional amount of $752.5 million that are designated as hedges of FHLB advances, repurchase agreements and other long-term debt (subordinated notes and senior notes). The swaps effectively convert the debt from fixed rate to floating rate and qualify for fair value hedge accounting under SFAS No. 133. Of the total interest-rate swaps, $200.0 million mature in 2007, $202.5 million in 2008, $200.0 million in 2013 and $150.0 million in 2014 and an equal amount of the hedged debt matures on the same dates. At December 31, 2005, there were outstanding interest rate swaps with a notional amount of $802.5 million. There was no hedge ineffectiveness recognized in the Consolidated Statements of Income for 2006, 2005 and 2004.

During the 2004 second quarter, Webster Bank purchased two $100 million swaptions with the right, but not the obligation, to enter into two $100 million swaps, paying 6.15% fixed and receiving one month LIBOR. These swaptions matured in January 2007.

Webster transacts certain derivative products with its customer base, primarily interest rate swaps. These customer derivatives are offset with matching derivatives with other counterparties in order to minimize risk. Exposure with respect to these derivatives is largely limited to nonperformance by either the customer or the other counterparty. The notional amount of customer derivatives and the related counterparty derivatives each totaled $274.5 million at December 31, 2006 and $261.4 million at December 31, 2005. The customer derivatives and the related counterparty derivatives are marked to market and any difference is reflected in non-interest income.

Summarized below are the fair values and notional amounts of derivatives at December 31:

	2006		2005
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Asset and liability management positions
Interest rate swaps:
Receive fixed/pay floating	$752,526	$(15,711)	$802,526	$(13,013)
Customer related positions
Interest rate swaps:
Receive fixed/pay floating	$(221,913)	$(1,368)	$(214,533)	$(2,165)
Receive floating/pay fixed	221,908	2,902	214,529	3,656
Purchased options-interest rate caps	52,615	92	46,886	91
Written options-interest rate caps	(52,615)	(92)	(46,886)	(91)

Certain other derivative instruments, primarily forward commitments for sales of MBSs, are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding a single-family residential mortgage loan, an interest-rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster Bank is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBSs, are established. At December 31, 2006, outstanding interest-rate locked commitments totaled approximately $305.1 million and the residential mortgage held for sale portfolio totaled $353.4 million. Forward sales, which include mandatory forward commitments of approximately $585.4 million and best efforts forward commitments of approximately $67.0 million at December 31, 2006, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. Webster Bank will still have certain execution risk, that is, risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18: Summary of Estimated Fair Values of Financial Instruments

A summary of estimated fair values of significant financial instruments consisted of the following at December 31:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Assets:
Cash and due from depository institutions	$311,888	$311,888	$293,706	$293,706
Short-term investments	175,648	175,648	36,302	36,302
Securities	1,962,733	1,943,303	3,700,585	3,689,899
Loans held for sale	354,798	354,798	267,919	267,919
Loans, net	12,775,772	12,741,428	12,138,800	12,134,493
Mortgage servicing rights	6,218	11,349	7,692	11,664
Derivative instruments	2,994	2,994	3,747	3,747
Liabilities:
Deposits other than time deposits	$7,154,258	$7,154,258	$6,973,325	$6,973,325
Time deposits	5,304,138	5,289,789	4,657,820	4,628,713
Securities sold under agreements to repurchase and other short-term debt	893,206	893,757	1,522,381	1,520,690
FHLB advances and other long-term debt	1,696,869	1,728,834	2,854,916	2,886,482
Preferred stock of subsidiary corporation	9,577	10,201	9,577	9,907
Derivative instruments	17,171	17,171	15,269	15,269

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

The carrying amounts for short-term investments and deposits other than time deposits approximate fair value since they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of securities (see Note 3) is estimated based on prices or quotations received from third parties or pricing services. The fair value of derivative instruments was based on the amount Webster could receive or pay to terminate the agreements. FHLB and FRB stock, which is included in securities, has no active market and is required to be held by member banks. The estimated fair value of FHLB and FRB stock equals the carrying amount. In estimating the fair value of loans and time deposits, approximately 200 distinct types of products are separately valued and consolidated for purposes of the table above. Whenever possible, observable market prices for similar loans or deposits are used as benchmarks to calibrate Webster’s portfolios. The fair value of deposits with no defined maturities is the amount payable on demand at the reporting date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, Webster has substantial insurance and trust and investment management operations that contribute non-interest income annually. These operations are not considered financial instruments and their value has not been incorporated into the fair value estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimate of fair value.

NOTE 19: Pension and Other Benefits

Webster provides an employee investment savings plan governed by section 401(k) of the Internal Revenue Code (“the Code”). Effective September 1, 2004, Webster matches 100% of the first 2% and 50% of the next 6% of the employee’s pretax contribution based on annual compensation. The employer match was adjusted in 2004 in conjunction with revisions to the pension benefit payment formula of the employee investment savings plan. Non-interest expense included $6.9 million in 2006, $7.0 million in 2005 and $4.5 million in 2004 for employer matching contributions to the plan. Effective December 31, 2004, three benefit plans with combined assets of $92.3 million were terminated and merged with the Webster Employee Investment Savings Plan. The Plans were the Webster ESOP Plan with assets of $41.0 million, the First Federal ESOP Plan with assets of $25.4 million and the First Federal 401(k) Plan with assets of $25.9 million.

Under the value sharing plan component of the 401(k), employer discretionary profit sharing contributions are made to the 401(k) plan for the benefit of participants who are below the level of senior vice president. The contributions are invested in Webster common stock until the participant becomes fully vested in his or her profit sharing account. Employees become fully vested after three years of service. The employer contributions are allocated proportionately for each eligible participant on the basis of their compensation. There were no contributions to the value sharing plan in 2006 or 2005. A $500,000 contribution was made to the value sharing plan in 2004.

A qualified Employee Stock Purchase Plan (“ESPP”), governed by section 423 of the Code, provides eligible employees the opportunity to invest up to 10% of their after-tax base compensation up to a maximum threshold of $25,000 to purchase Webster common stock at a discounted price. Participants in the ESPP through December 31, 2004 were able to purchase Webster common stock at 85% of the lower of the market price on the first or last trading day of each offering period. Beginning January 1, 2005, the price to ESPP participants is 85% of the market price on the last trading day of the period. During 2006, 2005 and 2004, shares purchased totaled 50,114, 51,572 and 41,951, respectively. At December 31, 2006, there were 474,120 shares available for future purchase under the ESPP. For the years ended December 31, 2006, 2005 and 2004, charges to non-interest expense related to the ESPP totaled $413,000, $350,000 and $469,000, respectively.

Webster employees may vote their shares of Webster common stock that is held in the Company’s sponsored stock-based plans except for unearned shares of restricted stock awards.

A defined benefit noncontributory pension plan is maintained for employees who meet certain minimum service and age requirements. Pension plan benefits are based upon earnings of covered employees during the period of credited service. A supplemental retirement plan is also maintained for the benefit of certain employees who are at the executive vice president level or above. The supplemental retirement plan provides eligible participants with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional pension benefits and 401(k) contributions. Webster also provides postretirement healthcare benefits to certain retired employees (referred to as “other benefits” below).

In December 2006, Webster announced that an enhanced 401(k) retirement savings plan for all employees will be implemented effective January 1, 2008. The Webster Bank Pension Plan will be frozen as of December 31, 2007. Webster also announced that the supplemental pension plan will be frozen as of December 31, 2007 and employees hired after January 1, 2007 will not receive qualified or supplemental retirement income under the plan. All other employees will accrue no additional qualified or supplemental retirement income under the plan on or after January 1, 2008, and the amount of their qualified and supplemental retirement income will not exceed the amount of their qualified and supplemental retirement income determined as of the close of business December 31, 2007. As a result of freezing these plans, a curtailment was recognized that reduced the benefit obligations at December 31, 2006 by $11.6 million and resulted in a fourth quarter 2006 benefit of $0.4 million in net periodic benefit cost.

As a result of the FIRSTFED acquisition in May 2004, Webster assumed the obligations of the FIRSTFED pension plan. During 2006, a decision was made that the FIRSTFED plan will not be merged into the Webster Bank Pension Plan, but instead will continue to be included in the multi-employer plan administered by Pentegra (the “Fund”). The Fund does not segregate the assets or liabilities of its participating employers in the on-going administration of this plan and accordingly, disclosure of FIRSTFED accumulated vested and nonvested benefits is not possible. According to the Fund’s administrators, as of July 1, 2006, the date of the latest actuarial valuation, the FIRSTFED pension plan was underfunded by $4.1 million. Webster made $1.9 million in contributions in 2006 and is scheduled to make $3.1 million in contributions prior to June 30, 2007.

As a result of the NewMil acquisition on October 6, 2006, Webster assumed the obligations of the NewMil pension plan. At September 30, 2006, the date of the last actuarial valuation prior to the acquisition, the market value of the fund assets was $8.4 million and the actuarial present value of vested and nonvested benefits was $6.5 million. The changes in the benefit obligations, plan assets and funded status for the period October 6, 2006 to December 31, 2006 are included in the disclosures below.

As discussed in Note 1(m), Webster adopted SFAS No. 158 effective December 31, 2006. SFAS No. 158 requires an employer to: (1) recognize the overfunded or underfunded status of a defined benefit postretirement plan, which is measured as the difference between plan assets at fair value and the benefit obligation, as an asset or liability in its statement of condition; (2) recognize changes in that funded status in the year in which the changes occur through comprehensive income; and (3) measure the defined benefit plan assets and obligations as of the date of its year-end statement of condition. SFAS No. 158 does not change how an employer measures plan assets and benefit obligations as of the date of its statement of condition or how it determines the amount of net periodic benefit cost. The following table details the impact of adoption of SFAS No. 158 on individual line items in the consolidated statement of condition at December 31, 2006:

	At December 31, 2006
	Before		After
	Adoption of		Adoption of
	SFAS No. 158	Adjustments	SFAS No. 158
	(In thousands)

Prepaid expenses and other assets	$122,612	$(8,576)	$114,036
Total assets	17,106,047	(8,576)	17,097,471
Accrued expenses and other liabilities	154,156	1,129	155,285
Total liabilities	15,209,902	1,129	15,211,031
Accumulated other comprehensive income (loss), net	6,380	(9,705)	(3,325)
Total shareholders’ equity	1,888,568	(9,705)	1,878,863

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A December 31 measurement date is used for the pension, supplemental pension and postretirement benefit plans. The following table sets forth changes in benefit obligation, changes in plan assets and the funded status of the pension plans and other postretirement benefit plan at December 31:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$105,218	$93,815	$4,614	$4,130
Service cost	8,411	7,845	—	—
Interest cost	6,117	5,558	256	252
Plan amendments	—	—	—	132
Actuarial (gain) loss	(172)	(76)	(83)	475
Acquisition of NewMil Bancorp	6,461	—	—	—
Benefits paid and administrative expenses	(2,050)	(1,924)	(239)	(375)
Curtailments	(11,617)	—	—	—

Benefit obligation at end of year	112,368	105,218	4,548	4,614

Change in plan assets:
Plan assets at fair value at beginning of year	90,743	76,426	—	—
Actual return on plan assets	8,896	4,632	—	—
Acquisition of NewMil Bancorp	8,375	—	—	—
Employer contributions	7,029	11,609	239	375
Benefits paid and administrative expenses	(2,050)	(1,924)	(239)	(375)

Plan assets at fair value at end of year	112,993	90,743	—	—

Funded status at end of year	$625	$(14,475)	$(4,548)	$(4,614)

The pension plan held in its investment portfolio 97,000 shares of Webster common stock at December 31, 2006 and 2005 with an approximate market value of $4.7 million and $4.5 million at those dates, respectively.

The components of accumulated other comprehensive loss related to pensions and other postretirement benefits, on a pre-tax basis, at December 31, 2006 are summarized below. Webster expects that $353,000 in net actuarial loss and $244,000 in prior service cost will be recognized as components of net periodic benefit cost in 2007.

	Pension	Other
	Benefits	Benefits
	(In thousands)

Net actuarial loss	$14,214	$669
Prior service cost	(93)	140

Total pre-tax amounts recognized in accumulated other comprehensive loss	$14,121	$809

The funded status of the pension and other postretirement benefit plans has been recognized as follows in the Consolidated Statement of Condition at December 31, 2006. An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension	Other
	Benefits	Benefits
	(In thousands)

Prepaid expenses and other assets	$7,773	$—
Accrued expenses and other liabilities	(7,148)	(4,548)

Funded status	$625	$(4,548)

Information concerning the funded status of the pension and other postretirement benefits plans and the amounts recognized in the Consolidated Statement of Condition at December 31, 2005, prior to the adoption of SFAS No. 158, is summarized below:

	Pension	Other
	Benefits	Benefits
	(In thousands)

Funded status	$(14,475)	$(4,614)
Unrecognized prior service cost	423	741
Unrecognized net loss	28,443	502
Unrecognized transition asset	(49)	—
Additional minimum liability	(1,881)	—

Net amount recognized	$12,461	$(3,371)

Components of net amount recognized:
Prepaid benefit cost	$18,732	$—
Accrued benefit liability	(4,390)	(3,371)
Intangible asset	(1,881)	—

Net amount recognized	$12,461	$(3,371)

The accumulated benefit obligation for all pension plans was $110.2 million and $93.3 million at December 31, 2006 and 2005, respectively. The fair value of plan assets exceeds the accumulated benefit obligation in all of Webster’s pension plans, except for the supplemental retirement plan. Information concerning the supplemental plan is presented below:

	At December 31,
	2006	2005
	(In thousands)

Projected benefit obligation	$7,147	$6,272
Accumulated benefit obligation	6,388	4,391
Fair value of plan assets	—	—

Expected future benefit payments for the pension plans and other postretirement benefit plans are presented below:

	Pension	Other
	Benefits	Benefits
	(In thousands)

2007	$2,931	$422
2008	3,979	421
2009	3,984	416
2010	4,368	410
2011	4,756	402
2012 - 2015	34,385	1,846

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net periodic benefit cost for the years ended December 31 included the following components:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
	(In thousands)

Net Periodic Benefit Cost:
Service cost (benefits earned during the period)	$8,411	$7,845	$8,452	$—	$—	$—
Interest cost on benefit obligations	6,117	5,558	4,889	256	252	267
Expected return on plan assets	(7,455)	(6,879)	(5,077)	—	—	—
Amortization of prior service cost and transition asset	150	161	199	73	73	62
Recognized net loss	1,749	1,187	1,116	8	—	—
Curtailment gain	(354)	—	—	—	—	—

Net periodic benefit cost	$8,618	$7,872	$9,579	$337	$325	$329

The allocation of the fair value of the pension plan’s assets at the December 31 measurement date is shown in the following table:

	2006	2005

Assets Category:
Cash/Cash Equivalents	5%	2%
Fixed Income Investments	33	31
Equity Investments	62	67

Total	100%	100%

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

The primary objective of the pension plan investment strategy is to provide long-term total return through capital appreciation and dividend and interest income. The plan invests in equity and fixed-income securities. The performance benchmarks for the plan include a composite of the Standard and Poor’s 500 stock index and the Lehman Brothers Corporate/Government Bond Index. The volatility, as measured by standard deviation, of the pension plan’s assets should not exceed that of the Composite Index. The investment policy guidelines allow the plan assets to be invested in certain types of cash equivalents, fixed income securities, equity securities and mutual funds. Investments in mutual funds are limited to funds that invest in the types of securities that are specifically allowed by investment policy guidelines.

The investment policy guidelines in effect as of December 31, 2006 and 2005, on average, over a complete market cycle, set the following asset allocation ranges:

Target Asset Allocations:
Cash/Cash Equivalents	0% - 10%
Fixed Income Investments	25% - 45%
Equity Investments	50% - 70%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The basis for Webster’s 2006 assumption for the expected long-term rate of return on assets is as follows:

	Percent of	Expected
Asset Category	Portfolio	Return

U.S. Bonds	35%	5.0%
Large Cap Equity	45	10.0
Small Cap Equity	5	12.0
International Equity	15	12.0
Short-term Investments	—	8.7

On this basis, a reasonable range for the long-term return on assets assumption would be 8.0% to 9.0%. Webster selected 8.25% for 2006. The above assumes a long-term inflation rate of 3.0%.

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Discount rate	5.90%	5.75%	5.66%	5.75%
Rate of compensation increase	4.00	4.00	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004

Discount rate	5.75%	6.00%	6.25%	5.75%	6.00%	6.25%
Expected long-term return on assets	8.25	8.25	8.50	n/a	n/a	n/a
Rate of compensation increase	4.00	4.00	4.00	n/a	n/a	n/a

The assumed healthcare cost-trend rate is 8.0% for 2006, declining 1.0% each year until 2009 when the rate will be 5.0%. An increase of 1.0% in the assumed healthcare cost trend rate for 2006 would have increased the net periodic postretirement benefit cost by $16,000 and increased the accumulated benefit obligation by $303,000.

NOTE 20:  Stock-Based Compensation Plans

Webster has a share-based compensation plan (the “Plan”) that covers employees and directors, and a Director Retainer Fees Plan for non-employee directors (collectively, the “Plans”). The compensation cost that has been included in compensation and benefits expense for the Plans totaled $8.2 million, $8.6 million and $7.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. These respective totals consist of (1) stock option expense of $4.4 million, $6.3 million and $5.6 million and (2) restricted stock expense of $3.8 million, $2.3 million and $1.8 million. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $2.7 million, $2.8 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Plans, which are shareholder-approved, permit the grant of incentive and non-qualified stock options, restricted stock and stock appreciation rights (“SARS”) to employees and directors for up to 6.7 million shares of common stock. As of December 31, 2006, the Plan had 1,012,906 common shares available for future grants. Webster believes that such awards better align the interests of its employees with those of its shareholders. Option awards are granted with an exercise price equal to the market price of Webster’s stock at the date of grant and vest over periods ranging from three to four years. These options grant the holder the right to acquire a share of Webster common stock for each option held and have a contractual life of ten years. At December 31, 2006, total options outstanding included 2,691,646 non-qualified and 594,867 incentive stock options. No SARS have been granted through December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2006, 2005 and 2004, respectively, there were 39,246, 46,891 and 35,817 restricted stock awards granted to senior management, which vest based on service over a period ranging from one to three years. The Plan limits at 100,000 shares the number of restricted stock shares that may be granted to an eligible individual in a calendar year. The Plan also permits performance-based restricted stock awards. These performance-based awards vest after three years in a range from zero to 200% of the target number of shares under the grant, dependent upon Webster’s ranking for total shareholder return versus a blended peer group of companies in the S&P Midcap 400 Financial Services Subset index and the KBW 50 index. This blend of companies was chosen because it represents the mix of size and type of financial institutions that best compare with Webster. During the year ended December 31, 2006, there were 26,596 shares of performance-based restricted stock awards granted.

The Director Retainer Fees Plan provides non-employee directors with restricted shares for a portion of their annual retainer for services rendered as directors. During the years ended December 31, 2006, 2005 and 2004, respectively, there were 4,806, 4,420 and 3,899 shares granted to directors with a vesting schedule of one year. The grant-date fair value of restricted share awards to directors and management under the Plans is amortized to non-interest expense over the service vesting period and such expense is reflected in compensation and benefits expense.

As discussed in Note 1(n), on January 1, 2006, Webster adopted the provisions of SFAS No. 123(R), which requires compensation cost relating to share-based payment transactions to be recognized in the financial statements, based upon the grant-date fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted stock plans, performance-based awards, share appreciation rights and employee stock purchase plans. SFAS No. 123(R) replaces SFAS No. 123, which established as preferable a fair value based method of accounting for share-based compensation with employees. Since Webster adopted the provisions of SFAS No. 123, effective January 1, 2002, the adoption of SFAS No. 123(R) as of January 1, 2006 did not have a material impact on Webster’s Consolidated Financial Statements.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option-Pricing Model. The weighted-average assumptions used for options granted during the years ended December 31, 2006, 2005 and 2004 are listed in the following table. Webster uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

	Weighted Average Assumptions
	2006	2005	2004

Expected term (years)	6.2	6.5	7.2
Expected dividend yield	2.33%	2.16%	2.00%
Expected volatility	23.75	28.59	31.78
Expected forfeiture rate	5.00	5.00	5.00
Risk-free interest rate	4.55	4.32	3.97
Fair value of options granted	$11.95	$13.44	$15.73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of options under the Plans as of December 31, 2006, and activity during the year then ended, is presented below:

	2006
		Weighted-Average
	Shares	Exercise Price

Options outstanding at beginning of year	3,256,967	$35.22
Options granted	284,424	48.67
Options issued in connection with acquisitions	109,352	23.00
Options exercised	(288,870)	27.90
Options expired	(75,360)	45.30

Options outstanding at end of the year	3,286,513	$36.38

Options exercisable at end of the year	2,560,691	$33.09

Options expected to vest as of the end of the year	474,095	$47.57

The following table summarizes information about options outstanding and options exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-Average	Weighted-
		Remaining	Average		Remaining	Average
	Number	Contractual Life	Exercise	Number	Contractual Life	Exercise
Range of Exercise Prices	of Shares	(In Years)	Price	of Shares	(In Years)	Price

$10.01 – 15.00	37,123	2.38	$12.51	37,123	2.38	$12.51
15.01 – 20.00	47,864	1.44	17.82	47,864	1.44	17.82
20.01 – 25.00	587,157	3.58	23.10	587,157	3.58	23.10
25.01 – 30.00	314,146	4.15	28.98	314,146	4.15	28.98
30.01 – 35.00	895,106	3.30	33.66	894,656	3.29	33.66
35.01 – 40.00	132,225	5.52	37.50	128,600	5.50	37.51
40.01 – 45.00	112,468	8.01	43.88	74,616	7.87	43.86
45.01 – 50.00	1,157,424	8.24	47.88	475,329	7.45	47.29
50.01 – 51.31	3,000	7.52	51.04	1,200	7.40	51.14

	3,286,513	5.41	$36.38	2,560,691	4.46	$33.09

The aggregate intrinsic values, which fluctuate based on changes in the fair market value of Webster’s stock, of all outstanding stock options, exercisable stock options at December 31, 2006 and options expected to vest as of December 31, 2006 were $40.9 million, $40.2 million and $0.7 million, respectively. This represents the total pretax intrinsic value (i.e., the difference between Webster’s closing stock price on the last trading day of 2006 and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2006.

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $5.8 million, $12.9 million and $12.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes Webster’s restricted stock activity for the year ended December 31, 2006:

	Number	Weighted-Average
	of	Grant Date
	Shares	Fair Value

Restricted stock at beginning of year	259,167	$44.37
Granted	174,068	48.58
Vested	(49,097)	35.70
Forfeited	(19,085)	44.94

Restricted stock at end of year	365,053	$47.15

The fair value of restricted shares that vested during the years ended December 31, 2006, 2005 and 2004 was $2.2 million, $2.6 million and $0.9 million, respectively.

As of December 31, 2006, there was $17.1 million of total unrecognized compensation cost related to nonvested share-based compensation granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.3 years.

NOTE 21: Business Segments

Webster has two operating segments for purposes of reporting segment results. These segments are Retail Banking and Commercial Banking. The balance of Webster’s activity is reflected in Other. The methodologies and organizational hierarchies that define the business segments are periodically reviewed and revised. During the third quarter of 2005, Webster reevaluated its reportable segments and combined wealth and investment services into the Retail Banking segment. Wealth and investment services accounted for less than one percent of the consolidated total assets and revenues. The December 31, 2005 and 2004 amounts have been restated, to reflect changes in the organizational hierarchies adopted and reflected in the results for the year ended December 31, 2006. The following table presents the operating results and total assets for Webster’s reportable segments.

	Year Ended December 31, 2006
	Retail	Commercial		Consolidated
	Banking	Banking	Other	Total
	(In thousands)

Net interest income	$396,327	$144,434	$(32,211)	$508,550
Provision for credit losses	12,575	25,921	(27,496)	11,000

Net interest income after provision	383,752	118,513	(4,715)	497,550
Non-interest income	176,830	27,789	(34,148)	170,471
Non-interest expense	373,119	65,258	36,571	474,948

Income (loss) before income taxes	187,463	81,044	(75,434)	193,073
Income tax expense (benefit)	57,560	24,885	(23,162)	59,283

Net income (loss)	$129,903	$56,159	$(52,272)	$133,790

Total assets at period end	$9,976,005	$4,276,746	$2,844,720	$17,097,471

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2005
	Retail	Commercial		Consolidated
	Banking	Banking	Other	Total
	(In thousands)

Net interest income	$389,421	$123,189	$4,731	$517,341
Provision for credit losses	13,371	21,684	(25,555)	9,500

Net interest income after provision	376,050	101,505	30,286	507,841
Non-interest income	170,582	27,017	23,286	220,885
Non-interest expense	342,531	58,902	54,137	455,570

Income (loss) before income taxes	204,101	69,620	(565)	273,156
Income tax expense (benefit)	65,231	22,251	(181)	87,301

Net income (loss)	$138,870	$47,369	$(384)	$185,855

Total assets at period end	$9,636,322	$3,892,668	$4,307,572	$17,836,562

	Year Ended December 31, 2004
	Retail	Commercial		Consolidated
	Banking	Banking	Other	Total
	(In thousands)

Net interest income	$357,619	$115,735	$(5,193)	$468,161
Provision for credit losses	11,644	19,722	(13,366)	18,000

Net interest income after provision	345,975	96,013	8,173	450,161
Non-interest income	159,766	30,127	29,814	219,707
Non-interest expense	290,099	57,183	99,855	447,137

Income (loss) before income taxes	215,642	68,957	(61,868)	222,731
Income tax expense (benefit)	66,705	21,331	(19,138)	68,898

Net income (loss)	$148,937	$47,626	$(42,730)	$153,833

Total assets at period end	$8,932,907	$3,527,147	$4,560,543	$17,020,597

Retail Banking

Included in the Retail Banking segment is retail and business and professional banking, consumer finance, wealth management and insurance. The growth in net interest income in 2006 is attributable to the increases in the consumer loan portfolio, as well as growth in retail deposits, including HSA Bank, partially offset by a drop in the residential mortgage loan portfolio due to a general portfolio runoff throughout the year. The increase in non-interest income in 2006 relates primarily to deposit services fees from insufficient funds charges, HSA account fees and wealth management fees, partially offset by a decrease in insurance revenue. Non-interest expenses rose in 2006 as a result of the acquisitions of NewMil and de novo branch expansion.

Commercial Banking

The Commercial Banking segment includes middle market, specialized lending, equipment financing, asset-based lending and commercial real estate. During 2004, the segment also included financial advisory services prior to the sale of Duff & Phelps. The net interest income increase in 2006 was due to growth in equipment financing and middle market loans. The increase in non-interest income is due to higher commercial real estate loan prepayment fees. The increase in non-interest expense in 2006 reflects the continued investment in staff to meet the growth in loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other

Other includes the Treasury unit, which is responsible for managing the wholesale investment portfolio and funding needs. It also includes expenses not allocated to the business lines, and the residual impact of methodology allocations such as the provision for credit losses and funds transfer pricing, which are further discussed below. The loss reflected in non-interest income in 2006 relates primarily to the loss on write-down and loss on sale of mortgage-backed securities available for sale that were sold in the fourth quarter. The higher level of non-interest expense in 2004 relates primarily to $45.8 million in debt prepayment expense incurred in the fourth quarter.

Management uses certain methodologies to allocate income and expenses to the business lines. Funds transfer pricing assigns interest income and interest expense to each line of business on a matched maturity funding concept based on each business’s assets and liabilities. The provision for credit losses is allocated to business lines on an “expected loss” basis. Expected loss is an estimate of the average loss rate that individual portfolios will experience over an economic cycle, based on historical loss experiences and the gradings assigned. This economic cycle methodology differs from that used to determine the Company’s consolidated provision for credit losses, which is based on an evaluation of the adequacy of the allowance for credit losses considering the risk characteristics in the portfolio at a point in time. The difference between the sum of the provisions for each line of business determined using the expected loss methodology and the consolidated provision is included in Other. Indirect expenses are allocated to segments. These expenses include administration, finance, technology and processing operations and other support functions. Taxes are allocated to each segment based on the effective rate for the period shown.

NOTE 22: Preferred Stock of Subsidiary Corporation

The Series B preferred stock was not redeemable prior to January 15, 2003, except upon the occurrence of a specified tax event. Redemption after January 15, 2003 is at the option of the subsidiary, Webster Preferred Capital Corporation. As of December 31, 2006, there have been no redemptions. Dividend expense on the preferred stock, inclusive of issuance cost amortization, was $863,000 for 2006, 2005 and 2004. The preferred shares are not exchangeable into common stock or any other securities, and do not constitute regulatory capital of either Webster Bank or Webster Financial Corporation. The Series B preferred shares are listed on NASDAQ under the symbol “WBSTP”.

NOTE 23: Legal Proceedings

Webster is involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate, management believes are immaterial to Webster’s Consolidated Financial Condition and Results of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24: Parent Company Condensed Financial Information

The Parent Company Condensed Statements of Condition at December 31, 2006 and 2005, and the Condensed Statements of Income and Cash Flows for each of the years in the three-year period ended December 31, 2006, are presented below:

	Condensed Statements of Condition
	At December 31,
	2006	2005
	(In thousands)

Assets:
Cash and due from depository institutions	$7,041	$3,036
Short-term investments	90,686	79,594
Securities available for sale, at fair value	138,089	135,488
Loan to subsidiary	1,750	1,750
Investment in subsidiaries	2,037,091	1,844,640
Due from subsidiaries	1,676	394
Other direct investments	18,756	18,892
Other assets	28,067	23,346

Total assets	$2,323,156	$2,107,140

Liabilities and shareholders’ equity:
Senior notes	$170,562	$197,637
Junior subordinated debt	258,059	243,269
Accrued interest payable	9,755	9,489
Other liabilities	7,917	9,519

Total liabilities	446,293	459,914
Shareholders’ equity	1,876,863	1,647,226

Total liabilities and shareholders’ equity	$2,323,156	$2,107,140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Condensed Statements of Income
	Years ended December 31,
	2006	2005	2004
	(In thousands)

Operating Income:
Dividends from subsidiary	$164,000	$144,000	$135,000
Interest on securities and short-term investments	14,230	12,396	9,427
Interest on loans	107	138	134
Gain on sale of securities, net	2,901	2,726	8,204
Other non-interest income	1,285	3,866	1,126

Total operating income	182,523	163,126	153,891

Operating Expense:
Interest expense on borrowings	35,789	33,639	30,624
Compensation and benefits	8,456	8,899	6,954
Other expenses	5,270	4,783	5,976

Total operating expense	49,515	47,321	43,554

Income before income tax benefit and equity in undistributed earnings of subsidiaries	133,008	115,805	110,337
Income tax benefit	13,162	11,359	10,327

Income before equity in (overdistributed) undistributed earnings of subsidiaries	146,170	127,164	120,664
Equity in (overdistributed) undistributed earnings of subsidiaries	(12,380)	58,691	33,169

Net income	$133,790	$185,855	$153,833

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Condensed Statements of Cash Flows
	Years ended December 31,
	2006	2005	2004
	(In thousands)

Operating activities:
Net income	$133,790	$185,855	$153,833
(Increase) decrease in other assets	(6,562)	(42,313)	7,584
Gain on sale of securities, net	(2,901)	(2,726)	(8,204)
Equity in overdistributed (undistributed) earnings of subsidiaries	12,380	(58,691)	(33,169)
Increase (decrease) in other liabilities	1,121	(2,477)	1,306
Stock-based compensation	8,176	8,611	7,387
Other	449	(620)	(265)

Net cash provided by operating activities	146,453	87,639	128,472

Investing activities:
Purchases of securities available for sale	(32,617)	(41,707)	(35,963)
Sales proceeds, paydowns and maturities of securities available for sale	35,107	16,680	40,037
(Increase) decrease in short-term investments	(11,092)	13,107	(37,278)
Decrease in loans to subsidiaries	—	1,000	3,799
Net decrease (increase) in commercial loans	—	1,145	(1,145)
Net cash received (paid) for purchase and sale transactions	1,079	22,216	(182,771)

Net cash (used) provided by investing activities	(7,523)	12,441	(213,321)

Financing activities:
Issuance of senior notes	—	—	150,000
Repayment of debt	(25,200)	(35,200)	(25,200)
Exercise of stock options	8,136	11,805	12,114
Cash dividends to common shareholders	(57,037)	(52,701)	(44,361)
Common stock repurchased	(63,165)	(28,135)	(4,620)
Tax benefit from stock options	1,600	—	—
Contribution to stock purchased by the Employee Stock Purchase Plan	492	1,154	—
Tax effect of restricted stock	249	—	—

Net cash (used) provided by financing activities	(134,925)	(103,077)	87,933

Increase (decrease) in cash and cash equivalents	4,005	(2,997)	3,084
Cash and cash equivalents at beginning of year	3,036	6,033	2,949

Cash and cash equivalents at end of year	$7,041	$3,036	$6,033

NOTE 25: Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value and expands the related disclosure requirements. The adoption of SFAS 157 is not expected to have a material effect on Webster’s consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and are to be applied to all tax positions upon initial adoption of this standard. Tax positions must meet the more-likely-than-not recognition threshold at the adoption date in order for the related tax benefits to be recognized or continue to be recognized. The adoption of FIN 48 is not expected to have a material effect on Webster’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 156”), which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. SFAS 156 permits an entity to choose either the amortization method, which is consistent with current accounting principles, or the fair value measurement method. The adoption of SFAS 156 is not expected to have a material effect on Webster’s consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on Webster’s consolidated financial position, results of operations or cash flows.

Selected Quarterly Consolidated Financial Information (Unaudited)

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

2006:
Interest income	$240,508	$249,548	$260,343	$264,339
Interest expense	110,349	122,743	137,907	135,189

Net interest income	130,159	126,805	122,436	129,150
Provision for credit losses	2,000	3,000	3,000	3,000
Other non-interest income	54,190	56,366	53,419	59,799
Loss on write-down of securities available for sale to fair value	—	—	(48,879)	—
Loss on sale of mortgage loans	—	—	—	(5,713)
Net gain (loss) on securities transactions	1,012	702	2,307	(2,732)
Non-interest expenses	119,171	117,318	115,850	122,609

Income before income taxes	64,190	63,555	10,433	54,895
Income taxes	20,338	20,412	1,436	17,097

Net income	$43,852	$43,143	$8,997	$37,798

Net income per common share:
Basic	$0.83	$0.82	$0.17	$0.68
Diluted	0.82	0.81	0.17	0.67
2005:
Interest income	$202,418	$212,615	$223,141	$233,673
Interest expense	74,186	82,780	93,529	104,011

Net interest income	128,232	129,835	129,612	129,662
Provision for credit losses	3,500	2,000	2,000	2,000
Other non-interest income	52,272	52,938	54,839	57,203
Net gain on securities transactions	756	710	1,141	1,026
Non-interest expenses	107,774	113,505	114,932	119,359

Income before income taxes	69,986	67,978	68,660	66,532
Income taxes	22,491	21,720	22,058	21,032

Net income	$47,495	$46,258	$46,602	$45,500

Net income per common share:
Basic	$0.89	$0.86	$0.87	$0.85
Diluted	0.88	0.85	0.86	0.84

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9a.	Controls And Procedures

Disclosure Controls and Procedures

Webster’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Webster’s disclosure controls and procedures (as defined in Rule 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that Webster’s disclosure controls and procedures are effective in timely alerting them to any material information relating to Webster and its subsidiaries required to be included in its Exchange Act filings.

Internal Control Over Financial Reporting

Webster’s management has issued a report on its assessment of the effectiveness of Webster’s internal control over financial reporting as of December 31, 2006.

Webster’s independent registered public accounting firm has issued a report on (1) management’s assessment of the effectiveness of Webster’s internal control over financial reporting and (2) the effectiveness of Webster’s internal control over financial reporting as of December 31, 2006. The report expresses unqualified opinions on management’s assessment of and the effective operation of the Company’s internal control over financial reporting as of December 31, 2006.

There were no changes made in Webster’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The reports of Webster’s management and of Webster’s independent registered public accounting firm follows.

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

Management has evaluated the effectiveness of Webster’s internal control over financial reporting as of December 31, 2006 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, we have concluded that Webster’s internal control over financial reporting is effective as of December 31, 2006.

The independent registered public accounting firm of KPMG LLP, as auditors of Webster’s Consolidated Financial Statements, has issued an attestation report on management’s assessment of Webster’s internal control over financial reporting.

/s/ James C. Smith James C. Smith Chairman and Chief Executive Officer	/s/ Gerald P. Plush Gerald P. Plush Executive Vice President and Chief Financial Officer

February 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Webster Financial Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that Webster Financial Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Webster Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Hartford, Connecticut
February 27, 2007

Item 9b.	Other Information

The annual meeting of shareholders will be held on Thursday, April 26, 2007 at the Courtyard by Marriott, 63 Grand Street, Waterbury, Connecticut 06702.

PART III

Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance

The following table sets forth certain information for the executive officers of Webster, each of whom is elected to serve for a one-year period.

	Age at
	December 31,
Name	2006	Positions Held with Webster and Webster Bank

James C. Smith	57	Chairman, Chief Executive Officer and Director

William T. Bromage	61	President and Chief Operating Officer and Director;Vice Chairman, Webster Bank

Gerald P. Plush	48	Executive Vice President and Chief Financial Officer

Jeffrey N. Brown	49	Executive Vice President, Marketing, Communications and Strategy

Joseph J. Savage	54	Executive Vice President, Commercial Banking

Jo D. Keeler	56	Executive Vice President and Chief Risk Officer of Webster and Webster Bank; Chief Credit Policy Officer of Webster Bank

Scott M. McBrair	50	Executive Vice President, Retail Banking

Harriet Munrett Wolfe	53	Executive Vice President, General Counsel and Secretary

Information concerning the principal occupation of these executive officers of Webster and Webster Bank during at least the last five years is set forth below.

James C. Smith is Chairman, Chief Executive Officer and a director of Webster and Webster Bank, having been elected Chief Executive Officer in 1987 and Chairman in 1995. Mr. Smith joined Webster Bank in 1975, and was elected President, Chief Operating Officer and a director of Webster Bank in 1982 and of Webster in 1986. Mr. Smith served as President of Webster and Webster Bank until April 2000. Mr. Smith is a member of the Federal Advisory Council, which advises the deliberations of the Federal Reserve Board of Governors. He is a member of the executive committee of the Connecticut Bankers Association, and is a former member of the board of directors of the American Bankers Association (ABA) and the Federal Home Loan Bank of Boston. He is a director of MacDermid, Incorporated (NYSE: MRD), and the Palace Theater and St. Mary’s Hospital in Waterbury, Connecticut. Mr. Smith is Chairman of the Executive Committee.

William T. Bromage is President, Chief Operating Officer and a director of Webster and Webster Bank and Vice Chairman of Webster Bank. Mr. Bromage was elected President in April 2000 and Chief Operating Officer in January 2002. From September 1999 to April 2000, he served as Senior Executive Vice President, Business Banking and Corporate Development of Webster and Webster Bank. Mr. Bromage serves on the boards of MetroHartford Alliance, Connecticut Public Broadcasting and Junior Achievement of Southwest New England.

Gerald P. Plush is Executive Vice President and Chief Financial Officer of Webster and Webster Bank. Prior to joining Webster in July 2006, Mr. Plush was employed at MBNA America in Wilmington, Delaware. In his most recent position with MBNA, he was Senior Executive Vice President and Managing Director of Corporate Development and Acquisitions. Prior to this position, Mr. Plush was Senior Executive Vice President and Chief Financial Officer of MBNA’s North American Operations, and prior to that he was Senior Executive Vice President and Chief Financial Officer of U.S. Credit Card. Mr. Plush serves on the board of directors of Ronald McDonald House of Delaware and the board of trustees of Upland Country Day School in Kennett Square, Pennsylvania.

Jeffrey N. Brown is Executive Vice President of Marketing, Communications and Strategy of Webster and Webster Bank. Mr. Brown was elected Executive Vice President of Marketing and Communications for Webster in March 2004. He has served as Executive Vice President of Marketing and Communications of Webster Bank since joining Webster Bank in 1996.

Joseph J. Savage is Executive Vice President of Webster and Executive Vice President, Commercial Banking for Webster Bank. He joined Webster in April 2002. Prior to joining Webster, Mr. Savage was Executive Vice President of the Communications and Energy Banking Group for CoBank in Denver, Colorado from 1996 to April 2002. Mr. Savage is a director of the Connecticut Business & Industry Association.

Jo D. Keeler is Executive Vice President and Chief Risk Officer of Webster and Webster Bank and Chief Credit Policy Officer of Webster Bank. Mr. Keeler joined Webster in 2001. Prior to joining Webster, Mr. Keeler was an Executive Credit Officer for FleetBoston Financial in Boston, Massachusetts, from June 1993 to March 2001.

Scott M. McBrair is Executive Vice President of Webster and Executive Vice President, Retail Banking of Webster Bank. Prior to joining Webster in April 2005, Mr. McBrair was employed at Chicago’s Bank One Corporation, which was acquired by JP Morgan Chase in 2004. In his most recent position with Chase, he was Executive Vice President and Region Executive and served as National Director-New Branches.

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

You can also obtain a printed copy of any of these documents without charge by contacting Webster at the following address:

Webster Financial Corporation
145 Bank Street
Waterbury, Connecticut 06702
Attn: Investor Relations
Telephone: (203) 578-2295

Additional information required under this item may be found under the sections captioned “Information as to Nominees and Other Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Webster’s Proxy Statement (“the Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2006, and is incorporated herein by reference.

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

Certain information regarding securities authorized for issuance under the Company’s equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Additional information required by this Item is omitted from this Report and may be found under the sections captioned “Stock Owned by Management” and “Principal Holders of Voting of Securities of Webster” in the Proxy Statement and the information included therein is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence is omitted from this Report and may be found under the sections captioned “Certain Relationships”, “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance” in the Proxy Statement and the information included therein is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is omitted from this Report and may be found under the section captioned “Auditor Fee Information” in the Proxy Statement and the information included therein is incorporated herein by reference.

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

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2007.

WEBSTER FINANCIAL CORPORATION

By	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2007.

Signature:	Title:

/s/ James C. Smith James C. Smith	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Gerald P. Plush Gerald P. Plush	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joel S. Becker Joel S. Becker	Director

/s/ William T. Bromage William T. Bromage	President and Director

/s/ George T. Carpenter George T. Carpenter	Director

/s/ John J. Crawford John J. Crawford	Director

/s/ Robert A. Finkenzeller Robert A. Finkenzeller	Director

/s/ Roger A. Gelfenbien Roger A. Gelfenbien	Director

/s/ C. Michael Jacobi C. Michael Jacobi	Director

/s/ Laurence C. Morse Laurence C. Morse	Director

/s/ Karen R. Osar Karen R. Osar	Director

/s/ Robert F. Stoico Robert F. Stoico	Director

WEBSTER FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2	Plan of Acquisition and Reorganization.
2.1	Agreement and Plan of Merger by and between Webster Financial Corporation and NewMil Bancorp dated as of April 24, 2006 (filed as Exhibit 2.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 with the SEC on May 10, 2006 and incorporated herein by reference).
3	Certificate of Incorporation and Bylaws.
3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K filed within the SEC on March 29, 2000 and incorporated herein by reference).
3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).
3.3	Certificate of Elimination Relating to the Corporation’s Series C Participating Preferred Stock (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 9, 2006 and incorporated herein by reference).
3.4	Bylaws, as amended effective October 23, 2006 (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on October 26, 2006 and incorporated herein by reference).
4	Instruments Defining the Rights of Security Holders.
4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).
10	Material Contracts.
10.1	1986 Stock Option Plan of Webster Financial Corporation (filed as Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 and incorporated here in by reference).
10.2	Amendment to 1986 Stock Option Plan (filed as Exhibit 10.3 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).
10.3	Mechanics Savings Bank 1996 Officer Stock Plan (filed as Exhibit 10.1 of MECH Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.4	Amendment No. 1 to Mechanics Savings Bank 1996 Officer Stock Option Plan (filed as Exhibit 4.1 (b) of MECH Financial Inc.’s Registration Statement on Form S-8 as filed with the SEC on April 2, 1998 and incorporated herein by reference).
10.5	Mechanics Savings Bank 1996 Director Stock Option Plan (incorporated by reference to Exhibit 10.2 of MECH Financial, Inc.’s Annual Report on Form 10-K filed with the SEC on March 30, 1998 and incorporated herein by reference).
10.6	Amendment No. 1 to Mechanics Savings Bank 1996 Director Stock Option Plan (filed as Exhibit 4.2 (b) of MECH Financial, Inc.’s Registration Statement on Form S-8 as filed with the SEC on April 2, 1998 and incorporated herein by reference).
10.7	New England Community Bancorp, Inc., 1997 Non-Officer’s Directors’ Stock Option Plan (filed as Exhibit 4.1 of New England Community Bancorp, Inc.’s Registration Statement on Form S-8 as filed with the SEC on October 6, 1998 and incorporated herein by reference).
10.8	Amended and Restated 1992 Stock Option Plan (filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 4, 2005 and incorporated herein by reference).
10.9	Amended and Restated Deferred Compensation Plan for Directors and Officers of Webster Bank (filed as Exhibit 10.12 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.10	2001 Directors Retainer Fees Plan (filed as Exhibit A to the Corporation’s Definitive Proxy Statement filed with the SEC on March 21, 2001 and incorporated herein by reference).
10.11	Supplemental Retirement Plan for Employees of Webster Bank, as amended and restated effective January 1, 2003 (filed as Exhibit 10.14 to Webster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).
10.12	Qualified Performance-Based Compensation Plan (filed as Exhibit A to the Corporation’s definitive proxy materials for the Corporation’s 1998 Annual Meeting of Shareholders and incorporated herein by reference).
10.13	Employee Stock Purchase Plan (filed as Appendix A to Webster’s Definitive Proxy Statement filed with the SEC on March 23, 2000 and incorporated herein by reference).
10.14	Change of Control Agreement, dated as of December 15, 1997, by and between the Corporation and James C. Smith (filed as Exhibit 10.29 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).
10.15	Change of Control Agreement, dated as of December 15, 1997, by and between the Corporation and William T. Bromage (filed as Schedule 10.29 to Exhibit 10.29 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).
10.16	Change of Control Agreement, dated as of April 24, 2002, by and between the Corporation and Joseph J. Savage (filed as Exhibit 10.27 to Webster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).
10.17	Change of Control Agreement, dated as of March 30, 2001, by and between Webster Financial Corporation and William J. Healy (filed as Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
10.18	Change of Control Agreement, dated as of December 15, 1997, by and between Webster Financial Corporation and Jeffrey N. Brown (filed as Exhibit 10.18 to the Corporation’s Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.19	Change of Control Agreement, dated as of August 13, 2001, by and between Webster Financial Corporation and Jo D. Keeler (filed as Exhibit 10.19 to the Corporation’s Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.20	Change of Control Agreement, dated as of January 1, 2003, by and between Webster Financial Corporation and Harriet Munrett Wolfe (filed as Exhibit 10.20 to the Corporation’s Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.21	Form of Change of Control Agreement, dated as of April 21, 2005, by and between Webster Financial Corporation and Scott McBrair (filed as Exhibit 10.3 to the Corporation’s Current Report on Form 8-K, filed with the SEC on April 26, 2005 and incorporated herein by reference).
10.22	Form of Amendment to Change of Control Agreement, dated as of January 31, 2005, by and between Webster Financial Corporation and the following executives: James C. Smith, William T. Bromage, William J. Healy, Joseph J. Savage, Jeffrey N. Brown, Jo D. Keeler and Harriet Munrett Wolfe (filed as Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 4, 2005 and incorporated herein by reference).
10.23	Change of Control Agreement by and between Webster Financial Corporation and Gerald P. Plush dated as of July 5, 2006 (filed as Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 with the SEC on August 4, 2006 and incorporated herein by reference).
10.24	Form of Non-Competition Agreement, dated as of January 31, 2005, by and between Webster Financial Corporation and the following executives: James C. Smith, William T. Bromage, William J. Healy, Joseph J. Savage, and Jeffrey N. Brown (filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 4, 2005 and incorporated herein by reference).
10.25	Form of Non-Competition Agreement, dated as of April 21, 2005, by and between Webster Financial Corporation and Scott McBrair (filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on April 26, 2005 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.26	Non-Competition Agreement by and between Webster Financial Corporation and Gerald P. Plush dated as of July 5, 2006 (filed as Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 with the SEC on August 4, 2006 and incorporated herein by reference).
10.27	Junior Subordinated Indenture, dated as of January 29, 1997 between the Corporation and The Bank of New York, as trustee, relating to the Corporation’s Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 10.41 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).
10.28	Senior Indenture, dated as of April 12, 2004, between the Corporation and The Bank of New York, as trustee, (filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on April 12, 2004, and incorporated herein by reference).
10.29	Supplemental Indenture, dated as of April 12, 2004, between the Corporation and The Bank of New York, as trustee, relating to the Corporation’s 5.125% Senior Notes due April 15, 2014 (filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on April 12, 2004, and incorporated herein by reference).
10.30	Description of Arrangement for Directors Fees.
10.31	Description of Arrangement for Named Executive Officer Compensation (filed under Item 1.01 to the Corporation’s Current Report on Form 8-K filed with the SEC on March 1, 2006, and incorporated herein by reference).
21	Subsidiaries.
23	Consent of KPMG LLP.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

Note:	Exhibit numbers 10.1 — 10.26 and 10.30 — 10.31 are management contracts or compensatory plans or arrangements in which directors or executive officers are eligible to participate.