Form 10-Q
period 2007-03-31
WEBSTER FINANCIAL CORP
filed 2007-05-04
CIK 801337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of April 30, 2007 was 56,521,822.

ITEM 1. INTERIM FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except share and per share data)	March 31, 2007	December 31, 2006
Assets:
Cash and due from depository institutions	$269,061	$311,888
Short-term investments	6,161	175,648
Securities:
Trading, at fair value	14,076	4,842
Available for sale, at fair value	395,668	503,918
Held-to-maturity (fair value of $2,036,697 and $1,434,543)	2,066,763	1,453,973
Loans held for sale	456,033	354,798
Loans, net	12,157,881	12,775,772
Goodwill	771,662	770,001
Cash surrender value of life insurance	261,852	259,318
Premises and equipment	196,232	195,909
Accrued interest receivable	86,878	90,565
Other intangible assets	51,538	55,011
Deferred tax asset, net	30,608	31,792
Prepaid expenses and other assets	114,787	114,036

Total assets	$16,879,200	$17,097,471

Liabilities and Shareholders' Equity:
Deposits	$12,558,390	$12,458,396
Federal Home Loan Bank advances	655,709	1,074,933
Securities sold under agreements to repurchase and other short-term debt	943,802	893,206
Long-term debt	623,091	621,936
Reserve for unfunded credit commitments	7,293	7,275
Accrued expenses and other liabilities	176,324	155,285

Total liabilities	14,964,609	15,211,031

Preferred stock of subsidiary corporation	9,577	9,577
Shareholders' equity:
Common stock, $.01 par value;
Authorized - 200,000,000 shares
Issued - 56,531,337 shares and 56,388,707 shares	565	564
Paid-in capital	734,100	726,886
Retained earnings	1,173,924	1,152,737
Less: Treasury stock, at cost; 1,279 shares at March 31, 2007	(60)	—
Accumulated other comprehensive loss, net	(3,515)	(3,324)

Total shareholders' equity	1,905,014	1,876,863

Total liabilities and shareholders' equity	$16,879,200	$17,097,471

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2007	2006
Interest Income:
Loans	$209,164	$195,574
Securities and short-term investments	33,280	41,595
Loans held for sale	6,249	3,339

Total interest income	248,693	240,508

Interest Expense:
Deposits	87,630	62,354
Federal Home Loan Bank advances and other borrowings	20,787	36,326
Long-term debt	12,195	11,669

Total interest expense	120,612	110,349

Net interest income	128,081	130,159
Provision for credit losses	3,000	2,000

Net interest income after provision for credit losses	125,081	128,159

Noninterest Income:
Deposit service fees	25,354	21,869
Insurance revenue	10,121	10,724
Loan related fees	7,940	7,824
Wealth and investment services	6,878	6,354
Mortgage banking activities	2,229	3,273
Increase in cash surrender value of life insurance	2,534	2,371
Net gain on securities transactions	541	1,012
Other income	1,824	1,775

Total noninterest income	57,421	55,202

Noninterest Expenses:
Compensation and benefits	68,391	65,003
Occupancy	13,383	12,182
Furniture and equipment	14,969	13,595
Intangible asset amortization	3,473	4,377
Marketing	4,211	3,624
Professional services	4,802	3,544
Severance and closing costs	4,522	—
Other expenses	17,529	16,846

Total noninterest expenses	131,280	119,171

Income before income taxes	51,222	64,190
Income taxes	16,186	20,338

Net Income	$35,036	$43,852

Basic earnings per share	$0.62	$0.83
Diluted earnings per share	0.62	0.82

Average shares outstanding:
Basic	56,113	53,094
Diluted	56,762	53,703

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In thousands, except per share data)	Number of Common Shares Issued	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Three months ended March 31, 2006:
Balance, December 31, 2005	54,117,218	$541	$619,644	$1,075,984	$(21,065)	$(27,878)	$1,647,226

Comprehensive income:
Net income	—	—	—	43,852	—	—	43,852
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	—	(9,069)	(9,069)
Amortization of unrealized loss on securities transferred to held to maturity, net of taxes	—	—	—	—	—	180	180
Amortization of deferred hedging gain	—	—	—	—	—	(42)	(42)

Total comprehensive income	—	—	—	43,852	—	(8,931)	34,921
Dividends paid: $.25 per common share	—	—	—	(13,373)	—	—	(13,373)
Exercise of stock options	—	—	(869)	—	1,851	—	982
Excess tax benefit from stock options exercised	—	—	293	—	—	—	293
Repurchased of 685,995 shares	—	—	—	—	(31,850)	—	(31,850)
Decrease in net unrealized loss on securities available for sale due to write-down to fair value, net of taxes	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,198	—	—	—	1,198
Restricted stock grants and expense	—	—	79	—	794	—	873
Employee Stock Purchase Plan	10,479	—	492	—	—	—	492

Balance at March 31, 2006	54,127,697	$541	$620,837	$1,106,463	$(50,270)	$(36,809)	$1,640,762

Three months ended March 31, 2007:
Balance, December 31, 2006	56,388,707	$564	$726,886	$1,152,737	$—	$(3,324)	$1,876,863

Comprehensive income:
Net income	—	—	—	35,036	—	—	35,036
Unrealized gain on derivatives held	—	—	—	—	—	211	211
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	—	(620)	(620)
Amortization of deferred hedging gain	—	—	—	—	—	(43)	(43)
Amortization of unrealized loss on securities transferred to held to maturity, net of taxes	—	—	—	—	—	144	144
Amortization of net actuarial loss and prior service cost	—	—	—	—	—	117	117
Total comprehensive income	—	—	—	35,036	—	(191)	34,845
Dividends paid: $.27 per common share	—	—	—	(15,249)	—	—	(15,249)
Exercise of stock options	142,630	1	4,122	—	—	—	4,123
Excess tax benefit from stock options exercised	—	—	748	—	—	—	748
Repurchased of 30,000 shares	—	—	—	—	(1,556)	—	(1,556)
Stock-based compensation expense	—	—	803	—	—	—	803
Restricted stock grants and expense	—	—	1,436	—	16	—	1,452
Cumulative impact of change in accounting for uncertainties in income taxes	—	—	—	1,400	—	—	1,400
Contingent consideration in a business combination	—	—	105	—	1,480	—	1,585

Balance at March 31, 2007	56,531,337	$565	$734,100	$1,173,924	$(60)	$(3,515)	$1,905,014

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
(In thousands)	2007	2006
Operating Activities:
Net income	$35,036	$43,852
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	3,000	2,000
Depreciation and amortization	13,115	7,669
Amortization of intangible assets	3,473	4,377
Stock-based compensation	2,255	2,071
Net loss (gain) on sale of foreclosed properties	20	(3)
Net gain on sale of securities	(662)	(747)
Net gain on sale of loans and loan servicing	(2,229)	(3,273)
Net loss (gain) on trading securities	121	(265)
(Increase) decrease in trading securities	(9,355)	1,480
Increase in cash surrender value of life insurance	(2,534)	(2,371)
Loans originated for sale	(744,914)	(302,680)
Proceeds from sale of loans originated for sale	645,908	372,662
Decrease (increase) in interest receivable	3,687	(8,823)
Decrease in prepaid expenses and other assets	3,835	17,391
Net increase (decrease) in accrued expenses and other liabilities	24,767	(26,119)

Net cash (used) provided by operating activities	(24,477)	107,221

Investing Activities:
Purchases of securities, available for sale	(153,946)	(14,712)
Proceeds from maturities and principal payments of securities available for sale	234,807	81,638
Proceeds from sales of securities, available for sale	27,199	1,737
Purchases of held-to-maturity securities	(21,592)	(4,473)
Proceeds from maturities and principal payments of held-to-maturity securities	41,597	30,923
Net decrease in short-term investments	169,487	24,413
Net increase in loans	(28,295)	(310,394)
Proceeds from sale of foreclosed properties	753	4,172
Net purchases of premises and equipment	(8,555)	(9,369)

Net cash provided (used) by investing activities	261,455	(196,065)

Financing Activities:
Net increase in deposits	99,994	447,132
Proceeds from FHLB advances	163,000	15,702,721
Repayment of FHLB advances	(581,498)	(15,529,878)
Increase (decrease) in securities sold under agreements to repurchase and other short-term borrowings	50,633	(513,840)
Cash dividends to common shareholders	(15,249)	(13,373)
Exercise of stock options	4,123	982
Excess tax benefit from stock options exercised	748	293
Contribution to stock purchased by the Employee Stock Purchase Plan	—	492
Common stock repurchased	(1,556)	(31,850)

Net cash (used) provided by financing activities	(279,805)	62,679

Decrease in cash and cash equivalents	(42,827)	(26,165)
Cash and cash equivalents at beginning of period	311,888	293,706

Cash and cash equivalents at end of period	$269,061	$267,541

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued

	Three months ended March 31,
(In thousands)	2007	2006
Supplemental Disclosures:
Income taxes paid	$372	$219
Interest paid	116,197	109,609

Supplemental Schedule of Noncash Investing and Financing Activities:
Transfer of loans to foreclosed properties	$3,801	$913
Contingent consideration in a business combination	1,585	—

See accompanying Notes to Consolidated Interim Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Interim Financial Statements

(Unaudited)

NOTE 1: Basis of Presentation and Principles of Consolidation

The Consolidated Interim Financial Statements include the accounts of Webster Financial Corporation (“Webster” or the “Company”) and its subsidiaries. The Consolidated Interim Financial Statements and Notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the Consolidated Interim Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the Consolidated Interim Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for credit losses and the valuation allowance for the deferred tax asset. These Consolidated Interim Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Webster’s Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2: Purchase and Sale Transactions

On March 30, 2007, Webster announced the sale of its People's Mortgage Corporation (PMC) branch offices in Severna Park and Rockville, Maryland, and Hamden CT to 1st Mariner Mortgage, a division of 1st Mariner Bank of Baltimore, MD, and on April 30, 2007, Webster sold a PMC branch office located in Andover, Massachusetts to 1st Mariner Mortgage.

As part of Webster’s previously announced strategic review process, Webster determined that PMC’s operations no longer fit Webster’s core business model. This determination led to the decision to close PMC’s remaining operations. As a result of these actions, Webster recorded a pre-tax charge of $2.3 million in its first quarter 2007 results. The expenses relate primarily to severance, lease termination and other transaction costs.

NOTE 3: Securities

A summary of trading, available for sale and held to maturity securities follows:

	March 31, 2007				December 31, 2006
(In thousands)	Amortized Cost	Unrealized		Estimated Fair Value	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Trading:
Municipal bonds and notes				$14,076				$4,842

Available for Sale:
U.S Government Agency bonds	$—	$—	$—	$—	$104,774	$—	$(46)	$104,728
Corporate bonds and notes	204,191	4,413	(434)	208,170	197,596	4,191	(515)	201,272
Equity securities	170,739	7,280	(268)	177,751	189,555	8,424	(61)	197,918
Mortgage-backed securities	9,777	—	(30)	9,747	—	—	—	—

Total available for sale	$384,707	$11,693	$(732)	$395,668	$491,925	$12,615	$(622)	$503,918

Held to maturity:
Municipal bonds and notes	$461,194	$9,872	$(696)	$470,370	$444,755	$10,170	$(786)	$454,139
Mortgage-backed securities	1,605,569	1,688	(40,930)	1,566,327	1,009,218	547	(29,361)	980,404

Total held to maturity	$2,066,763	$11,560	$(41,626)	$2,036,697	$1,453,973	$10,717	$(30,147)	$1,434,543

As of March 31, 2007, the fair value of equity securities consisted of FHLB stock of $69.2 million, FRB stock of $41.7 million, common stock of $46.9 million and preferred stock of $20.0 million. The fair value of equity securities at December 31, 2006 consisted of FHLB stock of $96.0 million, FRB stock of $41.7 million, common stock of $40.2 million and preferred stock of $20.0 million. During the three months ended March 31, 2007, Webster purchased $9.7 million of mortgage backed securities as part of its ongoing Community Reinvestment Act program that are classified as available for sale.

The following table identifies temporarily impaired investment securities as of March 31, 2007 segregated by length of time the securities have been in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Corporate bonds and notes	$9,963	$(165)	$10,798	$(269)	$20,761	$(434)
Equity securities	6,194	(251)	329	(17)	6,523	(268)
Mortgage-backed securities	1,183	(30)	—	—	1,183	(30)

Total available for sale	$17,340	$(446)	$11,127	$(286)	$28,467	$(732)

Held to maturity:
Municipal bonds and notes	$54,702	$(239)	$25,133	$(457)	$79,835	$(696)
Mortgage-backed securities	845,561	(22,466)	598,057	(18,464)	1,443,618	(40,930)

Total held to maturity	$900,263	$(22,705)	$623,190	$(18,921)	$1,523,453	$(41,626)

Total securities	$917,603	$(23,151)	$634,317	$(19,207)	$1,551,920	$(42,358)

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

In accordance with applicable accounting literature, Webster must demonstrate an ability and intent to hold temporarily impaired securities until full recovery of their cost basis. Management uses both internal and external information sources to arrive at the most informed decision. This quantitative and qualitative assessment begins with a review of general market conditions and changes to market conditions, credit, investment performance and structure since the prior review period. The ability to hold temporarily impaired securities will involve a number of factors, including: forecasted recovery period based on average life; whether its return provides satisfactory carry relative to funding sources; Webster’s capital, earnings and cash flow positions; and compliance with various debt covenants, among other things. As of March 31, 2007, Webster had the ability and intent to hold all temporarily impaired securities to full recovery, which may be until maturity.

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

Management’s evaluation of securities impairment losses at March 31, 2007 began with recognition that market yields still reflect the impact of 17 separate interest rate increases totaling 425 basis points by the Federal Reserve from June 2004 through June 2006. Through March 31, 2007, the Federal Reserve’s Open Market Committee has held the federal funds rate target at 5.25%.

Three available for sale corporate securities totaling $11.1 million at March 31, 2007, with an unrealized loss of $0.3 million, were impaired for twelve consecutive months or longer due to higher interest rates subsequent to their purchase. The Company invests in corporate securities that are unrated, below investment grade and investment grade. Securities that are unrated or below investment grade have undergone an internal credit review. As a result of the credit review of the issuers, management has determined that there has been no deterioration in credit quality subsequent to the purchase or last review period. These securities are performing as projected. Management does not consider these investments to be other-than temporarily impaired based on its credit reviews and Webster’s ability and intent to hold these investments to full recovery of the cost basis.

Fifty-nine held to maturity municipal securities totaling $25.1 million at March 31, 2007, with an unrealized loss of $0.5 million, were impaired for twelve consecutive months or longer due to higher interest rates subsequent to their purchase. Most of these bonds are insured AAA rated general obligation bonds with stable ratings. There were no significant credit downgrades since the last review period. These securities are currently performing as anticipated. Management does not consider these investments to be other-than-temporarily impaired. Webster has the ability and intent to hold these investments to full recovery of the cost basis.

At March 31, 2007, Webster had $623.2 million in held to maturity securities with an unrealized loss of $18.9 million for twelve months or longer. These securities have had varying levels of unrealized loss due to higher interest rates subsequent to their purchase. Approximately 96 percent of that unrealized loss, or $18.5 million, was concentrated in 22 mortgage-backed securities held to maturity totaling $598.1 million in fair value. These securities carry AAA ratings or Agency-implied AAA credit ratings and are currently performing as expected. Management does not consider these investments to be other-than-temporarily impaired and Webster has the ability and intent to hold these investments to full recovery of the cost basis. Management expects that recovery of these temporarily impaired securities will occur over the weighted-average estimated remaining life of these securities.

There were no impairment write-downs of securities during the three months ended March 31, 2007 and 2006, respectively.

NOTE 4: Loans Held for Sale

Loans held for sale had a total carrying value of $456.0 million and $354.8 million at March 31, 2007 and December 31, 2006, respectively. The composition of loans held for sale at March 31, 2007 and December 31, 2006 follows:

	March 31, 2007		December 31, 2006
(Dollars in thousands)	Amount	%	Amount	%
Residential mortgage loans:
1-4 family units	$365,804	80.2	$261,896	73.8
Construction	88,886	19.5	91,547	25.8

Total residential mortgage loans	454,690	99.7	353,443	99.6

Consumer loans:
Home equity credit loans	973	0.2	961	0.3
Home equity lines of credit	370	0.1	394	0.1
Total consumer loans	1,343	0.3	1,355	0.4

Total loans held for sale	$456,033	100.0	$354,798	100.0

At March 31, 2007, the total residential construction loans held for sale (combination construction/permanent mortgage loans) were originated by Webster’s National Wholesale Construction Lending (“NCL”) operation using mortgage brokers approved by Webster. Total construction loan originations classified as held-for-sale are geographically diverse with no state having greater than 11.9% of the total outstanding balance. Of the total construction loans which were originated by Webster’s NCL operation and classified as held-for-sale as of March 31, 2007, $10.6 million were originated in the state of Florida. At March 31, 2007 and December 31, 2006, the amount of unused credit on the construction loans classified as held-for-sale was $54.0 million and $67.7 million, respectively. The Company has discontinued NCL residential construction lending outside of its primary New England market area.

At March 31, 2007 and December 31, 2006, residential mortgage origination commitments totaled $428.9 million and $305.1 million, respectively. Residential commitments outstanding at March 31, 2007 consisted of adjustable rate and fixed rate mortgages of $13.3 million and $415.6 million, respectively, at rates ranging from 5.25% to 9.73%. Residential commitments outstanding at December 31, 2006 consisted of adjustable rate and fixed rate mortgages of $17.5 million and $287.6 million, respectively, at rates ranging from 5.5% to 8.25%. Commitments to originate loans generally expire within 60 days. At March 31, 2007 and December 31, 2006, Webster also had outstanding commitments to sell residential mortgage loans of $738.3 million and $652.4 million, respectively. See Note 15 for a further discussion of loan origination and sale commitments.

NOTE 5: Loans, Net

A summary of loans, net follows:

	March 31, 2007		December 31, 2006
(Dollars in thousands)	Amount	%	Amount	%
Residential mortgage loans:
1-4 family units	$3,524,251	28.6	$4,193,160	32.4
Construction	214,970	1.8	231,474	1.8

Total residential mortgage loans	3,739,221	30.4	4,424,634	34.2

Commercial loans:
Commercial non-mortgage	1,789,152	14.5	1,730,554	13.4
Asset-based lending	739,835	6.0	765,895	5.9
Equipment financing	915,625	7.5	889,825	6.9

Total commercial loans	3,444,612	28.0	3,386,274	26.2

Commercial real estate:
Commercial real estate	1,529,935	12.4	1,426,529	11.0
Commercial construction	406,715	3.3	478,068	3.7

Total commercial real estate	1,936,650	15.7	1,904,597	14.7

Consumer loans:
Home equity credit loans and lines of credit	3,150,005	25.6	3,173,142	24.6
Other consumer	32,760	0.3	34,844	0.3
Total consumer loans	3,182,765	25.9	3,207,986	24.9

Total loans	12,303,248	100.0	12,923,491	100.0

Less: allowance for loan losses	(145,367)		(147,719)

Loans, net	$12,157,881		$12,775,772

At March 31, 2007, total loans included $22.6 million of net premiums and $43.9 million of net deferred costs, compared with $24.3 million of net premiums and $44.6 million of net deferred costs at December 31, 2006. The unadvanced portions of closed loans totaled $563.4 million and $512.9 million at March 31, 2007 and December 31, 2006, respectively.

At March 31, 2007, Webster had $215.0 million in residential construction loans within its portfolio of which $79.7 million were originated by its National Wholesale Construction Lending (“NCL”) operation using mortgage brokers approved by Webster. Additionally, of the total NCL construction loans that were originated, $20.3 million were originated in the state of Florida. At March 31, 2007 and December 31, 2006, the amount of unused credit on residential construction loans was $91.8 million and $101.7 million, respectively.

At March 31, 2007 and December 31, 2006, unused portions of home equity credit lines extended were $2.1 billion and $2.0 billion, respectively. Unused commercial lines of credit, letters of credit, standby letters of credit, equipment financing commitments and outstanding commercial loan commitments totaled $2.9 billion at March 31, 2007 and $3.2 billion at December 31, 2006. Other consumer loan commitments totaled $60.4 million and $65.3 million at March 31, 2007 and December 31, 2006, respectively.

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

A majority of the outstanding letters of credit are performance stand-by letters of credit within the scope of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 45. These are irrevocable undertakings by Webster, as guarantor, to make payments in the event a specified third party fails to perform under a nonfinancial contractual obligation. Most of the performance stand-by letters of credit arise in connection with lending relationships and have a term of one year or less.

The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. At March 31, 2007, Webster’s stand-by letters of credit totaled $164.1 million. At March 31, 2007, the fair value of stand-by letters of credit is considered insignificant to the unaudited interim financial statements.

NOTE 6: Allowance for Credit Losses

The allowance for credit losses is maintained at a level adequate to absorb probable losses inherent in the loan portfolio and in unfunded credit commitments. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off and reduced by charge-offs on loans.

A summary of the changes in the allowance for credit losses follows:

	Three months ended March 31,
(In thousands)	2007	2006
Balance at beginning of period	$154,994	$155,632
Provisions charged to operations	3,000	2,000

Subtotal	157,994	157,632

Charge-offs	(6,867)	(2,066)
Recoveries	1,533	391

Net charge-offs	(5,334)	(1,675)

Balance at end of period	$152,660	$155,957

Components:
Allowance for loan losses	$145,367	$146,383
Reserve for unfunded credit commitments	7,293	9,574

Allowance for credit losses	$152,660	$155,957

Net loan charge-offs as a percentage of average total loans (1)	0.17%	0.05%
Allowance for loan losses as a percentage of total loans	1.18	1.16
Allowance for credit losses as a percentage of total loans	1.24	1.24

(1)	Net loan charge-offs as a percentage of average loans is calculated by annualizing the charge off amounts for the three month period and dividing the result by average total loans for the respective periods.

NOTE 7: Goodwill and Other Intangible Assets

The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization:

(In thousands)	March 31, 2007	December 31, 2006
Balances not subject to amortization:
Goodwill	$771,662	$770,001
Balances subject to amortization:
Core deposit intangibles	45,864	49,170
Other identified intangibles	5,674	5,841

Total goodwill and other intangible assets	$823,200	$825,012

Changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows:

(In thousands)	Retail Banking	Commercial Banking	Total
Balance at December 31, 2006	$733,659	$36,342	$770,001
Purchase price adjustments	1,661	—	1,661

Balance at March 31, 2007	$735,320	$36,342	$771,662

The addition to goodwill is principally due to a final year earn-out of contingent consideration related to a prior business combination.

Amortization of intangible assets for the three months ended March 31, 2007, totaled $3.5 million. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(In thousands)
For years ending December 31,
2007 (full year)	$11,005
2008	6,565
2009	6,380
2010	6,310
2011	6,310
Thereafter	18,441

NOTE 8: Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2007 and December 31, 2006 are summarized below. Temporary differences result from the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Due to uncertainties of realization, a valuation allowance has been established for the full amount of the net state deferred tax asset applicable to Connecticut, and for substantially all Massachusetts and Rhode Island net state deferred tax assets.

(In thousands)	March 31, 2007	December 31, 2006
Deferred tax assets:
Allowance for credit losses	$59,627	$59,876
Net operating loss and tax credit carry forwards	28,485	27,239
Compensation and employee benefit plans	19,645	20,969
Intangible assets	3,243	3,750
Deductible acquisition costs	823	1,993
Other	4,128	4,142

Total deferred tax assets	115,951	117,969
Less: valuation allowance	(32,420)	(30,850)

Deferred tax assets, net of valuation allowance	83,531	87,119

Deferred tax liabilities:
Deferred loan costs	17,687	17,878
Premises and equipment	5,108	6,229
Equipment financing leases	11,303	11,303
Purchase accounting and fair-value adjustments	10,588	10,474
Net unrealized gains on securities available for sale	4,371	4,782
Mortgage servicing rights	2,051	2,079
Other	1,815	2,582

Total deferred tax liabilities	52,923	55,327

Deferred tax asset	$30,608	$31,792

Management believes it is more likely than not that Webster will realize its net deferred tax assets, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that any specific level of future income will be generated.

On January 1, 2007, Webster adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Tax positions must meet the more-likely-than-not recognition threshold at the effective date in order for the related tax benefits to be recognized or continue to be recognized upon adoption of FIN 48. As a result of the adoption of FIN 48, Webster recognized a $1.4 million decrease in the liability for unrecognized tax benefits, which was accounted for as an addition to the January 1, 2007, balance of retained earnings. After the impact of recognizing the decrease in the liability noted above, Webster’s unrecognized tax benefit totaled $5.9 million. Of that amount, $3.9 million, if recognized, would affect the effective tax rate. Webster recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. As of the adoption date, Webster had net accrued interest expense related to unrecognized tax benefits of $639,000. At March 31, 2007, Webster had net accrued interest expense related to unrecognized tax benefits of $660,000.

Currently, the Company is under examination from various taxing authorities. It is reasonably possible that at least some of these examinations will conclude in the next 12 months and result in a change in our unrecognized tax benefits. However, quantification of an estimated range of the change in our unrecognized tax benefits cannot be made at this time.

Webster and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. With few exceptions, Webster is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2002.

NOTE 9: Deposits

The following table summarizes the period end balance and the composition of deposits:

	March 31, 2007		December 31, 2006
(In thousands)	Amount	Percentage of Total	Amount	Percentage of Total
Demand	$1,505,074	12.0%	$1,588,783	12.8%
NOW	1,404,123	11.2	1,385,131	11.1
Money market	1,887,602	15.0	1,908,496	15.3
Savings	2,109,866	16.8	1,985,201	15.9
Health savings accounts (“HSA”)	357,055	2.8	286,647	2.3
Retail certificates of deposit	4,834,440	38.5	4,831,478	38.8
Brokered deposits	460,230	3.7	472,660	3.8

Total	$12,558,390	100.0%	$12,458,396	100.0%

Interest expense on deposits is summarized as follows:

	Three months ended March 31,
(In thousands)	2007	2006
NOW	$1,655	$1,216
Money market	17,466	12,065
Savings	7,271	5,006
HSA	2,370	1,521
Retail certificates of deposit	54,060	28,619
Brokered deposits	4,808	13,927

Total	$87,630	$62,354

NOTE 10: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

	March 31, 2007		December 31, 2006
(In thousands)	Total Outstanding	Callable	Total Outstanding	Callable
Fixed Rate:
4.09 % to 7.45 % due in 2007	$232,496	$—	$650,309	$10,000
2.67 % to 5.93 % due in 2008	188,227	67,000	188,973	67,000
4.98 % to 5.96 % due in 2009	138,000	123,000	138,000	123,000
4.95 % to 8.44 % due in 2010	35,229	35,000	35,246	35,000
6.60 % to 6.60 % due in 2011	1,131	—	1,191	—
5.22 % to 5.49 % due in 2013	49,000	49,000	49,000	49,000
6.00 % to 6.00 % due in 2015	29	—	29	—
0.00 % to 5.66 % due in 2017 to 2023	1,256	—	1,264	—

	645,368	274,000	1,064,012	284,000
Unamortized premiums	11,447	—	12,560	—
Hedge accounting adjustments	(1,106)	—	(1,639)	—

Total advances	$655,709	$274,000	$1,074,933	$284,000

Webster Bank had additional borrowing capacity of approximately $1.3 billion from the FHLB at March 31, 2007 and $1.6 billion at December 31, 2006. Advances are secured by a blanket security agreement against certain qualifying assets, principally residential mortgage loans. At March 31, 2007 and December 31, 2006, Webster Bank had unencumbered investment securities available to secure additional borrowings. If these securities had been used to secure FHLB advances, borrowing capacity at March 31, 2007 and December 31, 2006 would have been increased by an additional $431.7 million and $849.0 million, respectively. At March 31, 2007 Webster Bank was in compliance with the FHLB collateral requirements.

NOTE 11: Securities Sold Under Agreements to Repurchase and Other Short-term Debt

The following table summarizes securities sold under agreements to repurchase and other short term borrowings:

(In thousands)	March 31, 2007	December 31, 2006
Securities sold under agreements to repurchase	$735,745	$786,374
Federal funds purchased	198,270	81,110
Treasury tax and loan	5,208	21,097
Other	36	45

	939,259	888,626
Unamortized premiums	6,774	7,329
Hedge accounting adjustments	(2,231)	(2,749)

Total	$943,802	$893,206

The following table sets forth certain information on short-term repurchase agreements:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Quarter end balance	$249,719	$300,348
Quarter average balance	274,490	334,277
Highest month end balance during quarter	291,426	333,025
Weighted-average maturity (in months)	0.10	1.33
Weighted-average interest rate at end of period	3.44%	3.46%

NOTE 12: Shareholders’ Equity

A total of 33,049 shares of common stock were repurchased during the first three months of 2007 at an average cost of $47.06 per common share. Of the shares repurchased, 30,000 shares were repurchased as part of the July 2003, 2.3 million share stock buyback program. At March 31, 2007, there were 970,902 shares available to purchase under the July 2003 program. Management intends to continue to repurchase shares of common stock for the foreseeable future given the attainment of higher tangible capital levels. The tangible capital ratio at March 31, 2007 was 6.74% compared to 6.46% at December 31, 2006 and 5.48% at March 31, 2006. A total of 685,995 shares of common stock were repurchased during the first three months of 2006 at an average cost of $46.43 per common share. Of the shares repurchased, 667,629 were repurchased as part of the July 2003 stock buyback program.

Webster does occasionally repurchase its common securities on the open market to fund equity compensation plans for its employees. Additionally, Webster repurchases its shares from employees who surrender a portion of their shares received through the Company’s stock based compensation plans to cover their associated minimum income tax liabilities. At March 31, 2007, and 2006, Webster repurchased 3,049 and 18,366 shares respectively, outside of the publicly announced repurchase program.

Accumulated other comprehensive income (loss) is comprised of the following components:

(In thousands)	March 31, 2007	December 31, 2006
Unrealized gain on available for sale securities (net of tax)	$6,591	$7,211
Unrealized loss upon transfer of available for sale securities to held-to-maturity (net of tax and amortization)	(1,708)	(1,852)
Underfunded pension and other postretirement benefit plans (net of tax):
Net actuarial loss	(9,585)	(9,674)
Prior service cost	(3)	(31)
Unrealized gain on derivatives held and amortization of deferred hedging gain	1,190	1,022

Accumulated other comprehensive loss	$(3,515)	$(3,324)

NOTE 13: Regulatory Matters

Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of Currency of the United States (“OCC”) require Webster and its banking subsidiary to maintain certain minimum ratios, as set forth below. At March 31, 2007, Webster and Webster Bank, were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios:

	Actual		Capital Requirements		Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2007
Webster Financial Corporation
Total risk-based capital	$1,652,594	11.9%	$1,111,343	8.0%	$1,389,178	10.0%
Tier 1 capital	1,296,779	9.3	555,671	4.0	833,507	6.0
Tier 1 leverage capital ratio	1,296,779	8.1	641,629	4.0	802,037	5.0
Webster Bank, N.A.
Total risk-based capital	$1,556,280	11.4%	$1,094,742	8.0%	$1,368,427	10.0%
Tier 1 capital	1,203,620	8.8	547,371	4.0	821,056	6.0
Tier 1 leverage capital ratio	1,203,620	7.6	633,575	4.0	791,969	5.0

At December 31, 2006
Webster Financial Corporation
Total risk-based capital	$1,625,743	11.5%	$1,135,641	8.0%	$1,419,552	10.0%
Tier 1 capital	1,266,985	8.9	567,821	4.0	851,731	6.0
Tier 1 leverage capital ratio	1,266,985	7.4	681,547	4.0	851,934	5.0
Webster Bank, N.A.
Total risk-based capital	$1,575,200	11.3%	$1,119,939	8.0%	$1,399,924	10.0%
Tier 1 capital	1,220,205	8.7	559,970	4.0	839,954	6.0
Tier 1 leverage capital ratio	1,220,205	7.2	673,692	4.0	842,115	5.0

NOTE 14: Business Segments

Retail Banking and Commercial Banking have been identified as reportable operating segments. The balance of Webster’s activity is reflected in Other. The methodologies and organizational hierarchies that define the business segments are periodically reviewed and revised. The following table presents the operating results and total assets for Webster’s reportable segments.

Three months ended March 31, 2007

(In thousands)	Retail Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$99,557	$34,068	$(5,544)	$128,081
Provision for credit losses	3,796	6,881	(7,677)	3,000

Net interest income after provision	95,761	27,187	2,133	125,081
Noninterest income	46,726	6,537	4,158	57,421
Noninterest expense	107,034	17,720	6,526	131,280

Income (loss) before income taxes	35,453	16,004	(235)	51,222
Income tax expense (benefit)	11,203	5,057	(74)	16,186

Net income (loss)	$24,250	$10,947	$(161)	$35,036

Total assets at period end	$9,944,577	$4,350,362	$2,584,261	$16,879,200

Three months ended March 31, 2006

(In thousands)	Retail Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$97,076	$32,010	$1,073	$130,159
Provision for credit losses	3,250	6,218	(7,468)	2,000

Net interest income after provision	93,826	25,792	8,541	128,159
Noninterest income	45,057	6,513	3,632	55,202
Noninterest expense	90,276	15,456	13,439	119,171

Income (loss) before income taxes	48,607	16,849	(1,266)	64,190
Income tax expense (benefit)	15,399	5,338	(399)	20,338

Net income (loss)	$33,208	$11,511	$(867)	$43,852

Total assets at period end	$9,727,236	$4,080,666	$4,099,284	$17,907,186

Retail Banking includes retail and business & professional banking, consumer banking, wealth management and insurance. For the three months ended March 31, 2007, the increase in noninterest income is primarily due to deposit services fees reflecting an increased contribution from HSA Bank, a division of Webster Bank, and growth in NSF and Debit Card fees, as well as investment service fee income due to business growth. The increase in noninterest expense is primarily attributable to increases in retail banking costs including ongoing investments in de novo branch expansion, HSA Bank expenses, higher information technology costs, new revenue generating personnel, the ongoing build out of the compliance function, costs related to closing the remaining operations of People’s Mortgage Company and severance-related charges from ongoing line of business restructuring.

Commercial Banking includes middle market, commercial real estate, asset-based lending, equipment financing, insurance premium financing and cash management. Net income decreased $0.5 million for the three months ended March 31, 2007 when compared to the comparable period in 2006. The decreases are attributable to increases in noninterest expense, primarily due to higher compensation and benefits costs attributable to new revenue generating personnel. Offsetting the decreases in net income are increases in net interest income due to loan growth.

Other includes indirect expenses allocated to segments. These expenses include administration, finance, technology, processing operations and other support functions. Other also includes the Treasury unit, which is responsible for managing the wholesale investment portfolio and funding needs and expenses not allocated to the business lines, the residual impact of methodology allocations such as the provision for credit losses and funds transfer pricing.

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

NOTE 15: Derivative Financial Instruments

At March 31, 2007, there were outstanding interest rate swaps with a total notional amount of $602.5 million of which $552.5 million of these swaps are used to hedge FHLB advances, repurchase agreements and long-term debt (subordinated notes and senior notes). The swaps are used to transform the debt from fixed rate to floating rate and qualify for fair value hedge accounting under SFAS No. 133. Of the total, $202.5 million of the interest rate swaps mature in 2008, $200.0 million in 2013 and $150.0 million in 2014 with an equal amount of the hedged debt also maturing on these dates. The remaining $50.0 million of interest rate swaps is being used to hedge the interest rate for the issuance of $50.0 million in debt securities in the second quarter of 2007. At December 31, 2006, there were outstanding interest rate swaps with a notional amount of $752.5 million.

Webster transacts certain derivative products with its customer base, primarily interest rate swaps. These customer derivatives are offset with matching derivatives with other counterparties in order to minimize risk. Exposure with respect to these derivatives is largely limited to nonperformance by either the customer or the other counterparty. The notional amount of customer derivatives and the related counterparty derivatives each totaled $262.2 million at March 31, 2007 and $274.5 million at December 31, 2006. The customer derivatives and the related counterparty derivatives are marked to market and any difference is reflected in noninterest income.

The fair values and notional amounts of derivatives at March 31, 2007 and December 31, 2006 are summarized below:

	March 31, 2007		December 31, 2006
(In thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset and liability management positions
Interest rate swaps:
Receive fixed/pay floating	$602,526	$(13,399)	$752,526	$(15,711)

Customer related positions
Interest rate swaps:
Receive fixed/pay floating	(214,567)	(39)	(221,913)	(1,368)
Receive floating/pay fixed	214,562	1,630	221,908	2,902
Interest rate caps:
Purchased options	47,641	75	52,615	92
Written options	(47,641)	(75)	(52,615)	(92)

Certain derivative instruments, primarily forward sales of MBS, are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding a single-family residential mortgage loan, an interest-rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster Bank is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At March 31, 2007, outstanding rate locks totaled approximately $428.9 million and the outstanding commitments to sell residential mortgage loans totaled $738.3 million. Forward sales, which include mandatory forward commitments of approximately $660.5 million and best efforts forward commitments of approximately $77.8 million at March 31, 2007, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. Webster Bank will still have certain execution risk, that is, risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell.

The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings. Loans held for sale are carried at the lower of aggregate cost or fair value.

NOTE 16: Pension and Other Benefits

The following table provides information regarding net benefit costs for the periods shown:

	Pension Benefits		Other Benefits
(In thousands)	2007	2006	2007	2006
Three months ended March 31,
Service cost	$2,269	$2,225	$—	$—
Interest cost	1,562	1,530	88	60
Expected return on plan assets	(2,086)	(1,854)	—	—
Transition obligation	—	(6)	—	—
Amortization of prior service cost	16	43	12	18
Amortization of the net loss	89	462	—	22

Net periodic benefit cost	$1,850	$2,400	$100	$100

In December 2006, Webster announced that both the Webster Pension Plan and the supplemental pension plan will be frozen as of December 31, 2007. Thus, employees will accrue no additional qualified or supplemental retirement income after 2007. Furthermore, employees hired after December 31, 2006 will not be eligible to enter either plan. At the same time, Webster announced enhancements to its 401(k) qualified and supplemental retirement savings plans. The enhancement will take effect April 1, 2007 for employees hired after December 31, 2006 and January 1, 2008 for all other employees.

Additional contributions will be made as deemed appropriate by management in conjunction with the Plan’s actuaries. The Company currently estimates there will be no contributions to Webster Bank Pension Plan in 2007.

Webster assumed the obligations of the FIRSTFED pension plan. The plan was not merged into the Webster Bank Pension Plan, but instead will continue to be included in the multi-employer plan administered by Pentegra (the “Fund”). The Fund does not segregate the assets or liabilities of its participating employers in the on-going administration of this plan and accordingly, disclosure of FIRSTFED accumulated vested and nonvested benefits is not possible. Webster estimates it will make approximately $2.6 million in contributions during 2007.

NOTE 17: Subsequent Events

On April 2, 2007, Webster, pursuant to its optional prepayment right under the Indenture dated as of January 29, 1997 between the Corporation and The Bank of New York as Trustee (the “Trust I Indenture”), prepaid all the $103.1 million outstanding aggregate principal amount of its 9.36% junior subordinated deferrable interest debentures due January 29, 2027 (the “Trust I Debentures”) at an aggregate prepayment price equal to $109.6 million representing 104.68% of such outstanding principal amount plus accrued and unpaid interest of $1.7 million. As a result of the prepayment of the Trust I Debentures, all of the $100.0 million outstanding aggregate liquidation amount of the 9.36% Capital Securities (the “Trust I Capital Securities”) and the $3.1 million outstanding aggregate liquidation amount of the 9.36% Common Securities (the “Trust I Common Securities”) issued by Webster Capital Trust I (“Trust I”) were also redeemed at an aggregate redemption price (including accrued and unpaid distributions) equal to the aggregate prepayment price of the Trust I Debentures.

The prepayment of the Trust I Debentures and the redemption of the Trust I Capital Securities and the Trust I Common Securities will result in (i) the dissolution of Trust I and its termination upon the filing of a certificate of cancellation with the Secretary of State of Delaware in accordance with the Amended and Restated Declaration of Trust dated as of January 29, 1997 relating to Trust I (the “Trust I Declaration of Trust”), and (ii) the termination of the Trust I Declaration of Trust, the Trust I Indenture and the Guarantee Agreements entered into by the Corporation with respect to the Trust I Capital Securities and the Trust I Common Securities, in each case, in accordance with and subject to the terms of such document.

On April 2, 2007, Webster, pursuant to its optional prepayment right as successor-by-merger to Eagle Financial Corp. (“Eagle”) under the Indenture dated as of April 1, 1997, as amended by First Supplemental Indenture, between Eagle and Wilmington Trust Company as Debenture Trustee (collectively, the “Trust II Indenture”), prepaid all the $51.5 million outstanding aggregate principal amount of its Series B 10% junior subordinated deferrable interest debentures due April 1, 2027 (the “Trust II Debentures”) at an aggregate prepayment price equal to $56.7 million, representing 105.0% of such outstanding principal amount plus accrued and unpaid interest of $2.6 million. As a result of the prepayment of the Trust II Debentures, all of the $50.0 million outstanding aggregate liquidation amount of the Series B 10% Capital Securities (the “Trust II Capital Securities”) and the $1.5 million outstanding aggregate liquidation amount of the Series B 10% Common Securities (the “Trust II Common Securities”) issued by Webster Capital Trust II, formerly known as Eagle Financial Capital Trust I (“Trust II”), were also redeemed at an aggregate redemption price (including accrued and unpaid distributions) equal to the aggregate prepayment price of the Trust II Debentures.

The prepayment of the Trust II Debentures and the redemption of the Trust II Capital Securities and the Trust II Common Securities will result in (i) the dissolution of Trust II and its termination upon the filing of a certificate of cancellation with the Secretary of State of Delaware in accordance with the Amended and Restated Declaration of Trust of Trust II dated as of April 1, 1997 (the “Trust II Declaration of Trust”), and (ii) the termination of the Trust II Declaration of Trust, the Trust II Indenture and the Guarantee Agreements entered into by the Corporation with respect to the Trust II Capital Securities and the Trust II Common Securities, in each case, in accordance with and subject to the terms of such document.

On April 25, 2007, Webster, pursuant to its optional prepayment right as successor-by-merger to Eastern Wisconsin Bancshares, Inc. (“EWBI”) under the Indenture dated as of April 25, 2002, as amended by First Supplemental Indenture dated as of February 28, 2005 between EWBI, the Corporation and Wilmington Trust Company as Trustee (collectively, the “EWBI Trust Indenture”), prepaid all the $2.1 million outstanding aggregate principal amount of its 8% junior subordinated deferrable interest debentures due April 25, 2032 (the “EWBI Trust Debentures”) at an aggregate prepayment price equal to $2.1 million representing 100% of such outstanding principal amount plus accrued and unpaid interest of $41,400. As a result of the prepayment of the EWBI Trust Debentures, all of the $2.0 million outstanding aggregate liquidation amount of the 8% Capital Securities (the “EWBI Trust Capital Securities”) and the $70,000 outstanding aggregate liquidation amount of the 8% Common Securities (the “EWBI Common Securities”) issued by Eastern Wisconsin Bancshares Capital Trust I (“EWB Capital Trust I”) were also redeemed at an aggregate redemption price (including accrued and unpaid distributions) equal to the aggregate prepayment price of the EWBI Trust Debentures.

The prepayment of the EWBI Trust Debentures and the redemption of the EWB Trust Capital Securities and the EWBI Common Securities will result in (i) the dissolution of EWBI Capital Trust I and its termination upon the filing of a certificate of cancellation with the Secretary of State of Delaware in accordance with the Amended and Restated Declaration of Trust dated as of April 25, 2002 relating to EWBI Capital Trust I (the “EWBI Trust I Declaration of Trust”), and (ii) the termination of the EWBI Capital Trust I Declaration of Trust, the EWBI Trust Indenture and the Guarantee Agreements entered into by the Corporation with respect to the EWBI Trust Capital Securities and the EWBI Trust Common Securities, in each case, in accordance with and subject to the terms of such document

Webster will record a net pretax charge to income in the second quarter of 2007 of approximately $6.9 million; $9.0 million related to the redemption premiums and unamortized issuance costs, partially offset by a $2.1 million gain on Trust I and II securities positions held by Webster.

NOTE 18: Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115” to permit measurement of recognized financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses on items for which the fair value option has been taken are reported in earnings at each subsequent reporting date. Upfront costs and fees related to items reported under the fair value option are recognized in earnings as incurred and not deferred. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Because SFAS 159 permits management to determine which, if any, financial assets and liabilities to measure at fair value, Webster’s management is currently evaluating what, if any, impact the adoption of SFAS 159 will have on Webster’s consolidated financial position, results of operations or cash flows.

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

Description of Business

Webster Financial Corporation (“Webster” or the “Company”), a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Delaware in 1986. Webster, on a consolidated basis, at March 31, 2007 had assets of $16.9 billion and shareholders’ equity of $1.9 billion. Webster’s principal assets are all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”), and Webster Insurance, Inc. (“Webster Insurance”). Webster, through its various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout southern New England and eastern New York State, and equipment financing, asset-based lending, mortgage origination and insurance premium financing throughout the United States. Webster Bank provides commercial banking, retail banking, health savings accounts (“HSAs”), consumer financing, mortgage banking, trust and investment services through 177 banking offices, 334 ATMs, and its Internet website (www.websteronline.com). Webster is a bank holding company and is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act. As such the Federal Reserve is Webster’s primary regulator, and Webster is subject to extensive regulation, supervision and examination by the Federal Reserve. Webster Bank is regulated by the Office of the Comptroller of the Currency. Webster’s common stock is traded on the New York Stock Exchange under the symbol of “WBS”. Webster’s financial reports can be accessed through its website within 24 hours of filing with the SEC.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the 2006 Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for credit losses, valuation of goodwill/other intangible assets and analysis for impairment, deferred income taxes and pension and other post retirement benefits as the Company’s most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis and the December 31, 2006 Management’s Discussion and Analysis included in the Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Summary

Webster’s net income was $35.0 million for the three months ended March 31, 2007, compared to $43.9 million for the three months ended March 31, 2006, a decrease of 20.3%. Net income per diluted share was $0.62 for the three months ended March 31, 2007 compared to $0.82 for the comparable period in 2006. The year-over-year decrease is attributable to closing costs of $2.3 million ($1.5 million, net of taxes) related to the remaining operations of PMC, severance related charges from ongoing restructuring in insurance and other lines of business of $2.2 million ($1.4 million, net of taxes) and a $0.7 million ($0.5 million, net of taxes) write down in value of one residential construction loan in Florida classified as held for sale. The year-over-year comparisons are also impacted by the interest rate environment, and the effect that rising short-term interest rates and a flattening of the yield curve had on our net interest margin. The effect of these market conditions has been partially offset by the growth in the loan portfolio, particularly in higher yielding commercial and consumer loans.

The Company has made considerable progress regarding management’s strategic review which began in the fourth quarter of 2006 and is expected to be completed by the end of the second quarter of 2007. This previously announced strategic review is looking at all segments and lines of business to focus on core competencies, identify operational efficiencies and position Webster to realize its vision of becoming New England’s bank. This process encompasses evaluating the contribution, growth potential, fit and alignment of each segment and line of business with the Company’s goals and mission. The Company also anticipates structural and other changes will be made to improve operational efficiency and effectiveness in the coming months.

In addition to the actions regarding PMC and residential construction lending discussed above, during the first quarter of 2007, Webster decided to terminate the mezzanine lending operations of Webster Bank’s subsidiary, Webster Growth Capital. Webster also outsourced the back-office operations of Webster Investment Services, its mutual fund and annuities distribution services.

Selected financial highlights are presented in the table below.

	At or for the three months ended March 31,
(In thousands, except per share data)	2007	2006
Earnings and Per Share Data
Net interest income	$128,081	$130,159
Total noninterest income	57,421	55,202
Total noninterest expense	131,280	119,171
Net income	35,036	43,852

Net income per diluted common share	$0.62	$0.82
Dividends declared per common share	0.27	0.25
Book value per common share	33.70	31.09
Tangible book value per common share	19.46	18.18

Diluted shares (average)	56,762	53,703

Selected Ratios
Return on average assets	0.83%	0.99%
Return on average shareholders' equity	7.38	10.55
Net interest margin	3.41	3.24
Efficiency ratio (a)	70.77	64.29
Tangible capital ratio	6.74	5.48

(a)	Noninterest expense as a percentage of net interest income plus noninterest income

Net Interest Income

Net interest income, which is the difference between interest earned on loans, investments and other interest earning assets and interest paid on deposits and borrowings, totaled $128.1 million in the first quarter of 2007, compared to $130.2 million for the comparable period in 2006, a decrease of $2.1 million or 1.6%.

The decline in net interest income is largely due to the 75 basis point increase in short-term interest rates over the last year which offset positive volume variances. For the three months ended March 31, 2007, the yield on interest earning assets increased 64 basis points due to the rise in short-term interest rates and a reduction in low yielding assets, which is a result of Webster’s balance sheet restructuring activities, while the cost of interest-bearing liabilities rose 51 basis points. As a result, the net interest margin for the three months ended March 31, 2007 was 3.41%, an increase of 17 basis points from the comparable period in 2006.

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

	Three months ended March 31, 2007 vs. 2006 Increase (decrease) due to
(In thousands)	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$12,748	$842	$13,590
Loans held for sale	308	2,602	2,910
Securities and short-term investments	8,298	(16,441)	(8,143)

Total interest income	21,354	(12,997)	8,357

Interest on interest-bearing liabilities:
Deposits	21,332	3,944	25,276
Borrowings	9,298	(24,311)	(15,013)

Total interest expense	30,630	(20,367)	10,263

Net change in net interest income	$(9,276)	$7,370	$(1,906)

Interest Income

Interest income, on a fully tax-equivalent basis, for the three months ended March 31, 2007 increased $8.4 million, or 3.5%, from the comparable period in 2006. The increase in short-term interest rates had a favorable impact on interest sensitive loans as well as higher rates on new volumes. The first quarter average balance for loans was $12.4 billion, no change for the comparable period in 2006.

The yield on interest-earning assets increased 64 basis points for the three months ended March 31, 2007 from the comparable period in 2006. The increase reflects the rising interest rate environment in these periods and the reduction in low yielding assets.

The loan portfolio yield increased 41 basis points to 6.74% for the three months ended March 31, 2007 and comprised 81.6% of average interest-earning assets compared to a loan portfolio yield of 6.33% and 76.2% of average interest- earning assets for the three months ended March 31, 2006.

Interest Expense

Interest expense for the three months ended March 31, 2007 increased $10.3 million, or 9.3%, from the comparable period in 2006. The increase was primarily due to the rising short-term interest rates and continued consumer preference for higher yielding certificates of deposit. Offsetting the increase was a decrease in borrowings as cash flows from the investment portfolio were used to reduce these high-cost funding sources.

The cost of interest bearing liabilities was 3.29% for the three months ended March 31, 2007, an increase of 51 basis points compared to 2.78% for the comparable period in 2006. Deposit costs for the three months ended March 31, 2007 increased to 2.87% from 2.16%, an increase of 71 basis points from the comparable period in 2006. Total borrowing yields for the three months ended March 31, 2007 increased 101 basis points to 5.45% from 4.44% for the comparable period in 2006.

The following summarizes the major categories of assets and liabilities together with their respective interest income or expense and the rates earned or paid by Webster.

	Three months ended March 31,
	2007			2006
(In thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$12,445,025	$209,164	6.74%	$12,392,022	$195,574	6.33%
Securities (b)	2,303,191	34,203	5.97	3,630,986	43,819	4.77
Loans held for sale	394,102	6,249	6.34	228,695	3,339	5.84
Short-term investments	117,584	1,585	5.39	15,181	112	2.95

Total interest-earning assets	15,259,902	251,201	6.61	16,266,884	242,844	5.97
Noninterest-earning assets	1,605,708			1,500,627

Total assets	$16,865,610			$17,767,511

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$1,505,598	$—	—%	$1,451,677	$—	—%
Savings, NOW & money market deposits	5,567,702	28,762	2.10	5,309,282	19,808	1.51
Certificates of deposit	5,303,759	58,868	4.50	4,906,912	42,546	3.52

Total interest-bearing deposits	12,377,059	87,630	2.87	11,667,871	62,354	2.16
Federal Home Loan Bank advances	918,125	10,909	4.75	2,397,872	24,496	4.09
Repurchase agreements and other short-term debt	883,172	9,878	4.47	1,289,102	11,830	3.67
Long-term debt	620,451	12,195	7.86	640,804	11,669	7.28

Total borrowings	2,421,748	32,982	5.45	4,327,778	47,995	4.44

Total interest-bearing liabilities	14,798,807	120,612	3.29	15,995,649	110,349	2.78
Noninterest-bearing liabilities	157,247			98,991
Preferred stock of subsidiary corporation	9,577			9,577
Shareholders’ equity	1,899,979			1,663,294

Total liabilities and shareholders’ equity	$16,865,610			$17,767,511

Fully tax-equivalent net interest income		130,589			132,495
Less: tax equivalent adjustments		(2,508)			(2,336)

Net interest income		$128,081			$130,159

Interest-rate spread			3.32%			3.19%
Net interest margin (b)			3.41%			3.24%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, unrealized losses of $10.9 million and $46.2 million for 2007 and 2006, respectively, are excluded from the average balance for rate calculations.

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

The provision for credit losses was $3.0 million for the three months ended March 31, 2007, an increase of $1.0 million compared to $2.0 million from the comparable period in 2006. Net charge-offs for the three months ended March 31, 2007 were $5.3 million compared to $1.7 million for the comparable period in 2006. The annualized net charge-off ratio for the three months ended March 31, 2007 was 0.17% of average total loans, compared to 0.05% for the comparable period in 2006. The increase in net charge-offs when comparing the first quarter of 2007 to the first quarter of 2006 reflects $2.1 million of net charge-offs in connection with 13 residential construction loans in Florida.

Net charge-offs in the first quarter include $2.1 million for 13 residential construction loans in Florida for which management has determined a high probability of loss based on borrower delinquency and market deterioration. The Company also recorded a $700,000 write-down in value on one loan in Florida that had been classified as held-for-sale. This adjustment was reflected in mortgage banking activities as a reduction in noninterest income for the three months ended March 31, 2007.

The Florida loans were originated through Webster’s National Wholesale Lending operation using Bank-approved mortgage brokers. The loans originated by the National Wholesale Lending operation are primarily residential mortgages, and to a lesser extent, residential construction loans. As of March 31, 2007, Webster had residential construction loans originated by its National Wholesale Lending operation of $168.5 million ($33.6 million in primary market area and $134.9 million out of primary market area), of which $88.8 million was classified as held-for-sale (combination construction/permanent mortgage loans), and $79.7 million was in portfolio. Loans originated in Florida total $30.9 million, of which $10.6 million was classified as held-for-sale and $20.3 million was in portfolio. The Company also decided to suspend the accrual of interest on $11.6 million of construction loans in Florida ($3.0 million of which are classified as held-for-sale with the balance in portfolio) that are paid from interest reserve on a prospective basis, questioning the ultimate realization of interest income based on current contractual terms. The Company has discontinued all residential construction lending outside of its primary New England market area.

The allowance for credit losses, which is comprised of the allowance for loan losses and the reserve for unfunded commitments, totaled $152.7 million, or 1.24% of total loans at March 31, 2007, and $155.0 million, or 1.20% of total loans at December 31, 2006. The allowance for loan losses totaled $145.4 million or 1.18% of total loans at March 31, 2007 and $147.7 million or 1.14% of total loans at December 31, 2006 and represented 246.9% and 250.7% of nonperforming loans, respectively.

For further information, see “Loan Portfolio Review and Allowance for Credit Losses Methodology”, included in the “Financial Condition – Asset Quality” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 35 through 37 of this report.

Noninterest Income

Total noninterest income, was $57.4 million for the three months ended March 31, 2007, an increase of $2.2 million, or 4.0% from the comparable period in 2006. The increase for the three months ended March 31, 2007 is attributable to a $3.5 million increase in deposit service fees partially offset by a decrease in mortgage banking activities reflecting a $700,000 write down in value of one residential construction loan in Florida classified as held for sale.

Noninterest Expenses

Total noninterest expenses for the three months ended March 31, 2007 were $131.3 million, an increase of $12.1 million, or 10.2%, from the comparable period in 2006. Contributing to the increases were $2.3 million of closing costs related to PMC. As part of Webster’s previously announced strategic review process, Webster determined that PMC’s operations no longer fit Webster’s core business model. This determination led to the decision to close PMC’s remaining operations. The closing costs relate primarily to severance, lease termination and other transaction costs. Also contributing to higher noninterest expense in the three months ended March 31. 2007 was other severance-related charges of $2.2 million from ongoing restructuring in Webster’s insurance operations and other lines of business. Additional costs could be incurred in 2007 as the Company continues this organizational review. Other factors include increases in compensation and benefits, furniture and equipment, occupancy, marketing and professional services. The increases in compensation and benefits are primarily due to investments in people, mostly customer facing personnel, including personnel added in the Company’s Massachusetts and Rhode Island branches, HSA Bank and compliance and regulatory areas. Management recognizes that the Company’s investment in people has contributed to negative operating leverage in recent quarters but expects these investments to contribute to positive operating leverage in the second half of 2007. These increases were partially offset by declines in IT conversion and infrastructure costs, intangible amortization and other expenses.

Income Taxes

Income tax expense for the three months ended March 31, 2007 is lower than the comparable prior year period primarily due to a lower level of income before taxes. The effective tax rates for the three months ended March 31, 2007 and 2006 were 31.6% and 31.7%, respectively.

Financial Condition

Webster had total assets of $16.9 billion at March 31, 2007, compared with $17.1 billion at December 31, 2006.

Total loans declined by $620.2 million or 4.8% from December 31, 2006 and $287.4 million, or 2.3%, from March 31, 2006. The decline is principally due to the residential loan securitization. At the same time, total deposits increased $100.0 million or 0.8% from December 31, 2006 and $480.1 million, or 4.0%, from March 31, 2006. Webster’s loan to deposit ratio improved to 98.0% at March 31, 2007 compared with 103.7% and 104.2% at December 31, 2006 and March 31, 2006, respectively.

At March 31, 2007, total shareholders equity of $1.9 billion represented a net increase of $28.2 million from December 31, 2006. The change in equity for the three months ended March 31, 2007 consisted of net income of $35.0 million, $7.1 million related stock options exercised, stock based compensation and the related tax benefits, $1.4 million resulting from the adoption of FIN 48, $1.5 million relating to a business combination contingent consideration payment and $0.6 million other miscellaneous offset by $15.2 million of dividends to common shareholders, $1.6 million to repurchase shares of common stock and $0.6 million unfavorable change in unrealized losses on the available for sale securities portfolio (net of tax). At March 31, 2007 the tangible capital ratio was 6.74%, compared to 6.46% at December 31, 2006 and 5.48% at March 31, 2006.

Securities Portfolio

Webster maintains an investment securities portfolio that is primarily structured to provide a source of liquidity for its operating needs, to generate interest income and provide a means to balance interest rate sensitivity. At March 31, 2007, the investment securities portfolio totaled $2.5 billion, or 14.2% of total assets, an increase from $2.0 billion, or 11.7% of total assets, at December 31, 2006 and $3.6 billion, or 20.2% of total assets, at March 31, 2006.

Loan Portfolio

At March 31, 2007, total loans were $12.3 billion, down $620.2 million from December 31, 2006. The decrease is primarily due to the securitization of $633 million of residential mortgage loans, partially offset by growth in commercial and commercial real estate loans.

Commercial loans (including commercial real estate) represented 43.7% of the loan portfolio at March 31, 2007, up from 40.9% at December 31, 2006, while residential mortgage loans declined to 30.4% of the loan portfolio at March 31, 2007 from 34.2% at December 31, 2006. The remaining portion of the loan portfolio consisted of consumer loans.

The following paragraphs highlight, by business segment, the lending activities in the various portfolios during the quarter. Refer to Webster’s 2006 Annual Report on Form 10-K, pages 2 through 7, for a more complete description of Webster’s lending activities and credit administration policies and procedures.

RETAIL BANKING

Business & Professional Banking

Business & Professional Banking, Webster’s small business banking division, had loans outstanding of $916.5 million at March 31, 2007, a 2.7% increase from $892.8 million at December 31, 2006. At March 31, 2006, the portfolio totaled $716.0 million. Included in the portfolio is $560.6 million of loans secured by commercial real estate. New originations for the three months ended March 31, 2007 totaled $105.6 million, compared to $98.0 million for the comparable period in 2006.

Consumer Banking

Residential Mortgage and Mortgage Banking

For the three months ended March 31, 2007, residential mortgage loan originations totaled $921.4 million, compared to $616.1 million for the comparable period in 2006. A majority of this originated loan volume, including servicing, is sold in the secondary market. At March 31, 2007 and December 31, 2006, there were $454.7 million and $353.4 million, respectively, of residential mortgage loans held for sale in the secondary market. See Note 4 of Notes to Consolidated Interim Financial Statements within this report for further information.

The residential mortgage loan portfolio totaled $3.7 billion, $4.4 billion and $4.9 billion as of March 31, 2007, December 31, 2006 and March 31, 2006, respectively. At March 31, 2007, approximately $997 million, or 27%, of the portfolio consisted of adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. At March 31, 2007, approximately $2.7 billion, or 73% of the total residential mortgage loan portfolio, consisted of fixed rate loans.

Consumer Finance

Consumer finance includes home equity loans and lines of credit and other consumer loans. At March 31, 2007, total consumer loans totaled $3.2 billion, a decrease of $25.2 million ($35.2 million of the decrease was in home equity lines of credit, $2.1 million in other consumer loans offset by an increase of $12.1 million in home equity loans) compared to December 31, 2006 and an increase of $373.0 million ($377.6 million of the increase was in home equity loans offset by a decrease of $4.5 million in home equity lines of credit and $0.1 million in other consumer loans) compared to March 31, 2006.

COMMERCIAL BANKING

Middle-Market Banking

At March 31, 2007 and December 31, 2006, middle market loans, including commercial and owner-occupied commercial real estate, totaled $1.6 billion compared to $1.4 billion at March 31, 2006. Originations for the three months ended March 31, 2007 totaled $111 million as compared to $62.6 million for the comparable period in 2006.

Commercial Real Estate Lending

At March 31, 2007 and December 31, 2006 commercial real estate loans totaled $1.9 billion for each period. Growth in the portfolio continued to be offset by prepayments as borrowers find more attractive rates and structures primarily in the secondary markets. Included in these loans are owner-occupied loans originated by the Middle Market division and owner-occupied and non-owner-occupied loans originated in the Business & Professional Banking divisions of $750 million at March 31, 2007, $764 million at December 31, 2006 and $663.0 million at March 31, 2006. The balance of the portfolio is administered by the Commercial Real Estate Division. During the three months ended March 31, 2007, originations totaled $102.4 million compared to $42.2 million for the comparable period in 2006.

Asset-Based Lending

At March 31, 2007, asset-based loans totaled $739.8 million, compared to $765.9 million at December 31, 2006 and $704.5 million at March 31, 2006. The majority of these loans are managed by Webster Business Credit Corporation (“WBCC”), an asset-based lending subsidiary. In addition to direct originations, WBCC generally establishes depository relationships with the borrower through cash management accounts. At March 31, 2007 and December 31, 2006, the total of these deposits was $33.0 million and $48.6 million, respectively. During the three months ended March 31, 2007, WBCC funded loans of $20.5 million, with new commitments of $53.0 million, compared to funding loans of $31.3 million with new commitments of $71.8 million for the comparable period in 2006.

Equipment Financing

Center Capital Corporation (“Center Capital”), a nationwide equipment financing subsidiary of Webster Bank, had a portfolio which totaled $915.6 million at March 31, 2007, compared to $889.8 million at December 31, 2006 and $801.1 million at March 31, 2006. Center Capital originated $101.5 million in loans during the three months ended March 31, 2007, compared to $96.5 million during the comparable period in 2006.

Insurance Premium Financing

Budget Installment Corporation (“BIC”), an insurance premium financing subsidiary, provides products covering commercial property and casualty policies for businesses throughout the United States. BIC had total loans outstanding of $83.6 million at March 31, 2007, compared to $90.0 million at December 31, 2006 and $84.1 million at March 31, 2006. Loans originated in the three months ended March 31, 2007 totaled $47.6 million, compared to $51.9 million for comparable period in 2006.

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

The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments and letters of credit. These commitments are converted to estimates of potential loss using loan equivalency factors, and include internal and external historic loss experience. At March 31, 2007, the reserve for unfunded credit commitments was $7.3 million, which represents 1.24% of the total allowance for credit losses.

Management considers the adequacy of the allowance for credit losses to be a critical accounting policy. The adequacy of the allowance is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Webster’s market and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for credit losses is adequate as of March 31, 2007, actual results may prove different and these differences could be significant.

See the Allowance for Credit Losses Methodology section within Management’s Discussion and Analysis on pages 40 through 43 of Webster’s 2006 Annual Report on Form 10-K for additional information.

Nonperforming Assets

Total nonperforming assets increased by $3.0 million to $64.8 million at March 31, 2007 from $61.8 million at December 31, 2006 and increased by $3.9 million from $60.9 million at March 31, 2006.

The following table details nonperforming assets:

(In thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Loans accounted for on a nonaccrual basis:
Commercial:
Commercial banking	$13,679	$21,105	$19,719
Equipment financing	2,405	2,616	2,864

Total commercial	16,084	23,721	22,583
Commercial real estate	18,524	17,618	24,012
Residential	13,473	11,307	8,891
Consumer	10,808	6,266	2,875

Total nonaccruing loans	58,889	58,912	58,361
Foreclosed properties	5,941	2,913	2,529

Total nonperforming assets (a)	$64,830	$61,825	$60,890

(a)

Total nonperforming assets previously disclosed included accruing loans past due 90 days or more. Loans past due 90 days or more and still accruing are now disclosed in the “Other Past Due Loans” table.

The increase in nonperforming assets of $3.0 million was primarily the result of an increase of $6.7 million in residential and consumer nonperforming assets offset by a $4.5 million reduction representing two commercial credits from a cash settlement.

The allowance for loan losses at March 31, 2007 was $145.4 million and represented 1.18% of total loans in comparison with an allowance of $147.7 million that represented 1.14% of total loans at December 31, 2006. For additional information on the allowance, see Note 6 of Notes to Consolidated Interim Financial Statements elsewhere in this report.

Not included in the totals above are performing troubled debt restructurings of $144,000 at both March 31, 2007 and December 31, 2006 and $240,000 at March 31, 2006.

Other Past Due Loans

The following table sets forth information regarding Webster’s over 30-day delinquent loans, excluding loans held for sale and nonaccrual loans.

	March 31, 2007		December 31, 2006		March 31, 2006
(Dollars in thousands)	Principal Balances	Percent of total loans	Principal Balances	Percent of total loans	Principal Balances	Percent of total loans
Past due 30-89 days:
Residential	$12,189	0.10%	$14,954	0.12%	$11,093	0.09%
Commercial	24,119	0.20	7,115	0.06	19,329	0.16
Commercial real estate	6,429	0.05	26,476	0.20	32,802	0.26
Consumer	9,616	0.08	14,018	0.11	4,197	0.03
Past due 90 days or more:
Commercial	1,361	0.01	1,490	0.01	1,002	0.01
Commercial real estate	3,275	0.03	—	—	—	—

Total	$56,989	0.47%	$64,053	0.50%	$68,423	0.55%

Deposits

Total deposits increased $100.0 million, or 0.8%, to $12.6 billion at March 31, 2007 from December 31, 2006 and $480.1 million, or 4.0%, from March 31, 2006. The deposit growth occurred primarily in Savings and HSA categories and has been driven by new deposits to the bank.

Borrowings and Other Debt Obligations

Total borrowed funds, including long-term debt, decreased $367.5 million, or 14.2%, to $2.2 billion at March 31, 2007 from $2.6 billion at December 31, 2006. Borrowings represented 13.2% of assets at March 31, 2007 compared to 15.1% at December 31, 2006 and 22.5% at March 31, 2006. See Notes 10 and 11 of Notes to Consolidated Interim Financial Statements for additional information.

Asset/Liability Management and Market Risk

Interest rate risk is the sensitivity of earnings to changes in interest rates and the sensitivity of the economic value of interest-sensitive assets and liabilities over short-term and long-term time horizons. The Asset/Liability Management Committee manages interest rate risk to maximize net income and net economic value over time in changing interest rate environments, within limits set by the Board of Directors. Management measures interest rate risk using simulation analyses to measure earnings and equity at risk. Earnings at risk is defined as the change in earnings from a base scenario due to changes in interest rates. Earnings simulation analysis incorporates assumptions about balance sheet changes such as asset and liability growth, loan and deposit pricing and changes to the mix of assets and liabilities. Equity at risk is defined as the change in the net economic value of assets and liabilities due to changes in interest rates compared to a base net economic value. Economic value is measured as the net present value of future cash flows. Key assumptions in both Earnings and Equity at risk include the behavior of interest rates and spreads, prepayment speeds and the run-off of deposits. From these interest rate risk measures, interest rate risk is quantified and appropriate strategies are formulated and implemented.

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

The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points over a twelve month period starting March 31, 2007 and December 31, 2006 might have on Webster’s net income for the subsequent twelve month period.

	-200 bp	-100 bp	+100 bp	+200 bp
March 31, 2007	-3.7%	-1.6%	+1.2%	+3.3%
December 31, 2006	-4.2%	-1.7%	+1.6%	+4.3%

Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is well within policy limits for all scenarios. The flat rate scenario at the end of 2006 assumed a Fed Funds rate of 5.25%. The flat rate scenario as of March 31, 2007 has the same assumption. The reduction in risk to higher rates since year end is mainly due to a reduction in the passage of time and its impact on the potential income recognition of unamortized premium on certain callable FHLB advances if rates rise and the advances are called. The change in the lower rate scenarios was due to slightly higher long term interest rates at the end of March which reduced asset prepayment risk.

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s net income for the subsequent twelve month period starting March 31, 2007.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100 BP	-50 BP	+50 BP	+100 BP	-100 BP	-50 BP	+50 BP	+100 BP
March 31, 2007	+2.1%	+1.1%	-0.7%	-1.0%	-6.6%	-2.8%	+2.8%	+6.0%

The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months and the long end is terms of greater than 18 months. Webster’s net income generally benefits from a rise in long term interest rates since more new and existing assets than liabilities are tied to long term rates. A decline in long term interest rates has the opposite effect and is relatively greater in the Down 100 basis point scenario due to an acceleration of mortgage related asset prepayments. Webster’s net income generally benefits from a fall in short term interest rates since more new and existing liabilities than assets are tied to short term rates. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base. An increase in short term interest rates has the opposite effect on net income and is relatively less in the Up scenarios due to the potential income recognition of unamortized premium on certain callable FHLB advances if rates rise and the advances are called. Webster introduced policy limits for these yield curve twist scenarios in 2007 and is within policy for all scenarios.

The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at March 31, 2007 and December 31, 2006 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change
			-100 BP	+100 BP
March 31, 2007
Assets	$16,879,200	$16,075,482	$268,802	$(318,758)
Liabilities	14,974,986	14,201,410	190,305	(176,513)

Total	$1,904,214	$1,874,072	$78,497	$(142,245)

Net change as % of base net economic value			4.2%	(7.6)%

December 31, 2006
Assets	$17,097,471	$16,278,337	$263,228	$(313,066)
Liabilities	15,220,608	14,433,119	205,480	(189,949)

Total	$1,876,863	$1,845,218	$57,748	$(123,117)
Net change as % of base net economic value			3.1%	(6.7)%

The book value of assets exceeded the estimated economic value at March 31, 2007 and December 31, 2006 principally because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $823.2 million and $825.0 million, respectively.

Changes in net economic value are primarily driven by changing durations of assets and liabilities which are caused by changes in the level of interest rates and in interest rate volatilities. Short and long term rates have remained essentially unchanged since year end but volatility has fallen. This change in volatility has had a modest impact on equity at risk at March 31, 2007 versus December 31, 2006 in both the +100 and -100 basis point scenarios as seen in the table above.

These net income and economic values estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at March 31, 2007 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.

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

At March 31, 2007 and December 31, 2006, FHLB advances outstanding totaled $0.7 billion and $1.1 billion, respectively. Webster Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.3 billion and $1.6 billion at March 31, 2007 and December 31, 2006, respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $0.4 billion at March 31, 2007 or used to collateralize other borrowings, such as repurchase agreements.

The primary sources of liquidity for the Company are dividends from Webster Bank, investment income and net proceeds from borrowings and capital offerings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster’s common stock and the payment of principal and interest to holders of senior notes and capital securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company. At March 31, 2007, $21.9 million of retained earnings were available for the payment of dividends to the Company. Webster also maintains $75.0 million in available revolving lines of credit with correspondent banks.

For the three months ended March 31, 2007, a total of 33,049 shares of common stock were repurchased at an average cost of $47.06 per common share. 30,000 shares were repurchased as part of the July 2003, 2.3 million share stock buyback program with 970,902 shares remaining available to be repurchased under the program. The remaining 3,049 shares were repurchased outside of the publicly announced repurchase program in the open market to fund equity compensation plans. See Note 12 of Notes to Consolidated Interim Financial Statements within this report for further information.

As previously announced, on April 2, 2007 Webster redeemed all of the securities of Webster Capital Trust I and II. See Note 17 of Notes to Consolidated Interim Financial Statements within this report for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 37-39 under the caption “Asset/Liability Management and Market Risk”.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2007 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Webster or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 1A. RISK FACTORS

During the three months ended March 31, 2007, there were no material changes to the risk factors relevant to Webster’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser”, as defined in Section 240.10b-18(a)(3) of the Securities Exchange Act of 1934, of shares of Webster common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
January 1-31, 2007	1,707	$48.68	—	1,000,902
February 1-28, 2007	1,291	50.59	—	1,000,902
March 1-31, 2007	30,051	46.82	30,000	970,902

Total	33,049	$47.06	30,000	970,902

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

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: May 4, 2007	By:	/s/ Gerald P. Plush
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

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.