Form 10-Q
period 2007-06-30
WEBSTER FINANCIAL CORP
filed 2007-08-08
CIK 801337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of July 31, 2007 was 54,454,841.

Webster Financial Corporation and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except share data)	June 30, 2007	December 31, 2006
Assets:
Cash and due from depository institutions	$293,223	$311,888
Short-term investments	8,222	175,648
Securities:
Trading, at fair value	5,935	4,842
Available for sale, at fair value	411,309	503,918
Held-to-maturity (fair value of $1,969,484 and $1,434,543)	2,046,891	1,453,973
Loans held for sale	372,891	354,798
Loans, net	12,295,298	12,775,772
Goodwill	770,489	770,001
Cash surrender value of life insurance	264,100	259,318
Premises and equipment	194,412	195,909
Accrued interest receivable	85,078	90,565
Other intangible assets	47,933	55,011
Deferred tax asset, net	35,709	33,262
Prepaid expenses and other assets	115,766	109,837

Total assets	$16,947,256	$17,094,742

Liabilities and Shareholders’ Equity:
Deposits	$12,819,061	$12,458,396
Federal Home Loan Bank advances	531,117	1,074,933
Securities sold under agreements to repurchase and other short-term debt	899,852	893,206
Long-term debt	656,455	621,936
Reserve for unfunded credit commitments	7,776	7,275
Accrued expenses and other liabilities	185,767	155,285

Total liabilities	15,100,028	15,211,031

Preferred stock of subsidiary corporation	9,577	9,577

Shareholders’ equity:
Common stock, $.01 par value;
Authorized - 200,000,000 shares
Issued - 56,582,089 shares and 56,388,707 shares	566	564
Paid-in capital	737,300	726,886
Retained earnings	1,189,713	1,150,008
Less: Treasury stock, at cost; 1,938,822 shares at June 30, 2007	(85,015)	—
Accumulated other comprehensive loss, net	(4,913)	(3,324)

Total shareholders’ equity	1,837,651	1,874,134

Total liabilities and shareholders’ equity	$16,947,256	$17,094,742

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2007	2006	2007	2006
Interest Income:
Loans	$210,337	$207,097	$419,501	$402,671
Securities and short-term investments	32,563	39,134	65,843	80,729
Loans held for sale	7,419	3,317	13,668	6,656

Total interest income	250,319	249,548	499,012	490,056

Interest Expense:
Deposits	89,683	72,593	177,313	134,947
Federal Home Loan Bank advances and other borrowings	21,271	37,937	42,059	74,263
Long-term debt	9,012	12,213	21,206	23,882

Total interest expense	119,966	122,743	240,578	233,092

Net interest income	130,353	126,805	258,434	256,964
Provision for credit losses	4,250	3,000	7,250	5,000

Net interest income after provision for credit losses	126,103	123,805	251,184	251,964

Noninterest Income:
Deposit service fees	28,758	24,150	54,112	46,019
Insurance revenue	9,141	9,988	19,262	20,712
Loan related fees	7,901	9,162	15,841	16,986
Wealth and investment services	7,637	6,930	14,515	13,284
Mortgage banking activities	3,962	2,538	6,191	5,811
Increase in cash surrender value of life insurance	2,586	2,314	5,120	4,685
Net gain on securities transactions	503	702	1,044	1,714
Gain on Webster Capital Trust I and II securities	2,130	—	2,130	—
Other income	1,367	1,284	3,191	3,059

Total noninterest income	63,985	57,068	121,406	112,270

Noninterest Expenses:
Compensation and benefits	66,888	64,585	135,279	129,588
Occupancy	13,200	11,824	26,583	24,006
Furniture and equipment	15,389	13,962	30,358	27,557
Intangible assets amortization	3,344	3,544	6,817	7,921
Marketing	4,209	4,292	8,420	7,916
Professional services	3,432	3,464	8,234	7,008
Debt redemption premium	8,940	—	8,940	—
Severance and other costs	5,291	—	9,813	—
Other expenses	17,398	15,647	34,927	32,493

Total noninterest expenses	138,091	117,318	269,371	236,489

Income before income taxes	51,997	63,555	103,219	127,745
Income taxes	16,530	20,412	32,716	40,750

Net Income	$35,467	$43,143	$70,503	$86,995

Basic earnings per share	$0.64	$0.82	$1.26	$1.65
Diluted earnings per share	0.63	0.81	1.25	1.63

Average shares outstanding:
Basic	55,677	52,637	55,894	52,864
Diluted	56,243	53,252	56,497	53,468

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In thousands, except share and per share data)	Number of Common Shares Issued	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Six months ended June 30, 2006:
Balance, December 31, 2005	54,117,218	$541	$619,644	$1,075,984	$(21,065)	$(27,878)	$1,647,226
Opening balance adjustment (see note 18)	—	—	—	(2,729)	—	—	(2,729)

Balance, December 31, 2005 (as adjusted)	54,117,218	541	619,644	1,073,255	(21,065)	(27,878)	1,644,497

Comprehensive income:
Net income	—	—	—	86,995	—	—	86,995
Other comprehensive income (loss), net of taxes
Net unrealized loss on securities available for sale	—	—	—	—	—	(14,834)	(14,834)
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	340	340
Amortization of deferred hedging gain	—	—	—	—	—	(84)	(84)

Other comprehensive loss							(14,578)

Comprehensive income							72,417
Dividends paid: $.52 per common share	—	—	—	(27,694)	—	—	(27,694)
Exercise of stock options	—	—	(1,274)	—	2,747	—	1,473
Excess tax benefit from stock options exercised	—	—	412	—	—	—	412
Repurchase of 1,145,247 shares	—	—	—	—	(53,542)	—	(53,542)
Stock-based compensation expense	—	—	2,318	—	—	—	2,318
Restricted stock grants and expense	4,806	—	910	—	942	—	1,852
Employee Stock Purchase Plan	10,479	—	492	—	—	—	492

Balance at June 30, 2006	54,132,503	$541	$622,502	$1,132,556	$(70,918)	$(42,456)	$1,642,225

Six months ended June 30, 2007:
Balance, December 31, 2006	56,388,707	$564	$726,886	$1,152,737	$—	$(3,324)	$1,876,863
Opening balance adjustment (see note 18)	—	—	—	(2,729)	—	—	(2,729)

Balance, December 31, 2006 (as adjusted)	56,388,707	564	726,886	1,150,008	—	(3,324)	1,874,134

Comprehensive income:
Net income	—	—	—	70,503	—	—	70,503
Other comprehensive income (loss), net of taxes
Deferred gain on derivatives sold	—	—	—	—	—	2,636	2,636
Net unrealized loss on securities available for sale	—	—	—	—	—	(4,574)	(4,574)
Amortization of deferred hedging gain	—	—	—	—	—	(85)	(85)
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	200	200
Amortization of net actuarial loss and prior service cost	—	—	—	—	—	234	234

Other comprehensive loss							(1,589)

Comprehensive income							68,914
Dividends paid: $.57 per common share	—	—	—	(32,198)	—	—	(32,198)
Exercise of stock options	189,206	2	5,276	—	—	—	5,278
Excess tax benefit from stock options exercised	—	—	986	—	—	—	986
Repurchase of 1,973,753 shares	—	—	—	—	(87,032)	—	(87,032)
Stock-based compensation expense	—	—	1,674	—	—	—	1,674
Restricted stock grants and expense	4,176	—	2,373	—	537	—	2,910
Cumulative effect of change in accounting for uncertainties in income taxes	—	—	—	1,400	—	—	1,400
Contingent consideration in a business combination	—	—	105	—	1,480	—	1,585

Balance at June 30, 2007	56,582,089	$566	$737,300	$1,189,713	$(85,015)	$(4,913)	$1,837,651

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
(In thousands)	2007	2006
Operating Activities:
Net income	$70,503	$86,995
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,250	5,000
Provision for deferred taxes
Depreciation and amortization	25,754	18,631
Amortization of intangible assets	6,817	7,921
Debt redemption premium	8,940	—
Gain on Webster Capital Trust I and II securities	(2,130)	—
Stock-based compensation	4,584	2,318
Net gain on sale of foreclosed properties	(35)	(36)
Net gain on sale of securities	(1,128)	(1,714)
Net gain on sale of loans and loan servicing	(6,191)	(5,811)
Net loss (gain) on trading securities	84	(154)
Increase in trading securities	(1,177)	(287)
Increase in cash surrender value of life insurance	(5,120)	(4,685)
Loans originated for sale	(1,632,814)	(774,301)
Proceeds from sale of loans originated for sale	1,524,588	772,791
Decrease in interest receivable	5,487	60
(Increase) decrease in prepaid expenses and other assets	(2,112)	17,594
Net increase in accrued expenses and other liabilities	38,377	3,202
Proceeds from surrender of life insurance contracts	338	—

Net cash provided by operating activities	42,015	127,524

Investing Activities:
Purchases of securities, available for sale	(240,581)	(37,710)
Proceeds from maturities and principal payments of securities available for sale	296,975	195,632
Proceeds from sales of securities, available for sale	29,807	58,653
Purchases of held-to-maturity securities	(57,702)	(9,818)
Proceeds from maturities and principal payments of held-to-maturity securities	97,380	64,341
Net decrease (increase) in short-term investments	167,426	(23,364)
Net increase in loans	(80,775)	(438,320)
Proceeds from sale of foreclosed properties	1,714	4,260
Net purchases of premises and equipment	(15,092)	(20,317)

Net cash provided by (used in) investing activities	199,152	(206,643)

Financing Activities:
Net increase in deposits	360,665	585,320
Proceeds from FHLB advances	11,714,916	32,330,921
Repayment of FHLB advances	(12,256,687)	(32,734,200)
Increase in securities sold under agreements to repurchase and other short-term borrowings	7,066	8,001
Long-term debt issued	199,344	—
Repayment of long-term debt	(172,170)	—
Cash dividends to common shareholders	(32,198)	(27,694)
Exercise of stock options	5,278	1,473
Excess tax benefit from stock options exercised	986	412
Contribution to stock purchased by the Employee Stock Purchase Plan	—	492
Common stock repurchased	(87,032)	(53,542)

Net cash (used in) provided by financing activities	(259,832)	111,183

(Decrease) increase in cash and cash equivalents	(18,665)	32,064
Cash and cash equivalents at beginning of period	311,888	293,706

Cash and cash equivalents at end of period	$293,223	$325,770

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued

	Six months ended June 30,
(In thousands)	2007	2006
Supplemental Disclosures:
Income taxes paid	$31,239	$19,924
Interest paid	241,021	231,151

Supplemental Schedule of Noncash Investing and Financing Activities:
Mortgage loans securitized and transferred to mortgage-backed securities held-to-maturity	$632,897	$—
Residential construction loans held-for-sale transferred to Residential construction loan portfolio	96,324	—
Transfer of loans to foreclosed properties	4,894	801
Contingent consideration in a business combination	1,585	—

See accompanying Notes to Consolidated Interim Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Interim Financial Statements

(Unaudited)

NOTE 1: Basis of Presentation and Principles of Consolidation

The Consolidated Interim Financial Statements include the accounts of Webster Financial Corporation (“Webster” or the “Company”) and its subsidiaries. The Consolidated Interim Financial Statements and Notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three or six months ended June 30, 2007 are not necessarily indicative of the results which may be expected for the year as a whole.

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

NOTE 2: Sale Transactions

On March 30, 2007, Webster announced the sale of certain branches of its People’s Mortgage Corporation (PMC) subsidiary. The branch offices in Severna Park and Rockville, Maryland, and Hamden Connecticut were sold to 1st Mariner Mortgage, a division of 1st Mariner Bank of Baltimore, Maryland. In connection with this sale, Webster recorded a pre-tax charge of $2.3 million in its first quarter 2007 results. The expenses relate primarily to severance, lease termination and other transaction costs. On April 30, 2007, Webster sold a PMC branch office located in Andover, Massachusetts to 1st Mariner Mortgage. PMC is a subsidiary of Webster Bank, National Association (“Webster Bank”).

NOTE 3: Securities

A summary of trading, available for sale and held to maturity securities follows:

	June 30, 2007				December 31, 2006
(In thousands)	Amortized Cost	Unrealized		Estimated Fair Value	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Trading:
Municipal bonds and notes				$5,935				$4,842

Available for Sale:
U.S Government Agency bonds	$—	—	—	—	$104,774	—	(46)	104,728
Corporate bonds and notes	184,061	2,387	(573)	185,875	197,596	4,191	(515)	201,272
Equity securities	172,944	4,748	(1,001)	176,691	189,555	8,424	(61)	197,918
Mortgage-backed securities	49,918	—	(1,175)	48,743	—	—	—	—

Total available for sale	$406,923	7,135	(2,749)	411,309	$491,925	12,615	(622)	503,918

Held to maturity:
Municipal bonds and notes	$491,224	4,587	(4,929)	490,882	$444,755	10,170	(786)	454,139
Mortgage-backed securities	1,555,667	299	(77,364)	1,478,602	1,009,218	547	(29,361)	980,404

Total held to maturity	$2,046,891	4,886	(82,293)	1,969,484	$1,453,973	10,717	(30,147)	1,434,543

As of June 30, 2007, the fair value of equity securities consisted of FHLB stock of $69.3 million, FRB stock of $41.7 million, common stock of $45.0 million and preferred stock of $20.7 million. The fair value of equity securities at December 31, 2006 consisted of FHLB stock of $96.0 million, FRB stock of $41.7 million, common stock of $40.2 million and preferred stock of $20.0 million. During the six months ended June 30, 2007, Webster purchased $50.6 million of agency mortgage backed securities as part of its ongoing Community Reinvestment Act program that are classified as available for sale.

The following table identifies temporarily impaired investment securities as of June 30, 2007 segregated by length of time the securities have been in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Corporate bonds and notes	$38,810	(345)	10,798	(228)	49,608	(573)
Equity securities	19,289	(938)	283	(63)	19,572	(1,001)
Mortgage-backed securities	48,743	(1,175)	—	—	48,743	(1,175)

Total available for sale	$106,842	(2,458)	11,081	(291)	117,923	(2,749)

Held to maturity:
Municipal bonds and notes	$220,970	(4,617)	20,094	(312)	241,064	(4,929)
Mortgage-backed securities	897,851	(47,476)	560,279	(29,888)	1,458,130	(77,364)

Total held to maturity	$1,118,821	(52,093)	580,373	(30,200)	1,699,194	(82,293)

Total securities	$1,225,663	(54,551)	591,454	(30,491)	1,817,117	(85,042)

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

In accordance with applicable accounting literature, Webster must demonstrate an ability and intent to hold temporarily impaired securities until full recovery of their cost basis. Management uses both internal and external information sources to arrive at the most informed decision. This quantitative and qualitative assessment begins with a review of general market conditions and changes to market conditions, credit, investment performance and structure since the prior review period. The ability to hold temporarily impaired securities will involve a number of factors, including: forecasted recovery period based on average life; whether its return provides satisfactory carry relative to funding sources; Webster’s capital, earnings and cash flow positions; and compliance with various debt covenants, among other things. As of June 30, 2007, Webster had the ability and intent to hold all temporarily impaired securities to full recovery, which may be until maturity.

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

Management’s evaluation of securities impairment losses at June 30, 2007 began with recognition that market yields still reflect the impact of 17 separate interest rate increases totaling 425 basis points by the Federal Reserve from June 2004 through June 2006. Through June 30, 2007, the Federal Reserve’s Open Market Committee has held the federal funds rate target at 5.25%.

Three available for sale corporate securities totaling $10.8 million at June 30, 2007, with an unrealized loss of $0.2 million, were impaired for twelve consecutive months or longer due to higher interest rates subsequent to their purchase. The Company invests in corporate securities that are unrated, below investment grade and investment grade. Securities that are unrated or below investment grade have undergone an internal credit review. As a result of the credit review of the issuers, management has determined that there has been no deterioration in credit quality subsequent to the purchase or last review period. These securities are performing as projected. Management does not consider these investments to be other-than temporarily impaired based on its credit reviews and Webster’s ability and intent to hold these investments to full recovery of the cost basis.

Fifty-one held to maturity municipal securities totaling $20.1 million at June 30, 2007, with an unrealized loss of $0.3 million, were impaired for twelve consecutive months or longer due to higher interest rates subsequent to their purchase. Most of these bonds are insured AAA rated general obligation bonds with stable ratings. There were no significant credit downgrades since the last review period. These securities are currently performing as anticipated. Management does not consider these investments to be other-than-temporarily impaired. Webster has the ability and intent to hold these investments to full recovery of the cost basis.

At June 30, 2007, Webster had $580.4 million in held to maturity securities (including the municipal securities described above) with an unrealized loss of $30.2 million for twelve months or longer. These securities have had varying levels of unrealized loss due to higher interest rates subsequent to their purchase. Approximately 99 percent of that unrealized loss, or $29.9 million, was concentrated in 22 mortgage-backed securities held to maturity totaling $560.3 million in fair value. These securities carry AAA ratings or Agency-implied AAA credit ratings and are currently performing as expected. Management does not consider these investments to be other-than-temporarily impaired and Webster has the ability and intent to hold these investments to full recovery of the cost basis. Management expects that recovery of these temporarily impaired securities will occur over the weighted-average estimated remaining life of these securities.

There were no impairment write-downs of securities during the six months ended June 30, 2007 and 2006, respectively.

NOTE 4: Loans Held for Sale

Loans held for sale had a total carrying value of $372.9 million and $354.8 million at June 30, 2007 and December 31, 2006, respectively. The composition of loans held for sale at June 30, 2007 and December 31, 2006 follows:

	June 30, 2007		December 31, 2006
(Dollars in thousands)	Amount	%	Amount	%
Residential mortgage loans:
1-4 family units	$370,978	99.5	$261,896	73.8
Construction	1,837	0.5	91,547	25.8

Total residential mortgage loans	372,815	100.0	353,443	99.6

Consumer loans:
Home equity credit loans	76	—	961	0.3
Home equity lines of credit	—	—	394	0.1

Total consumer loans	76	—	1,355	0.4

Total loans held for sale	$372,891	100.0	$354,798	100.0

At June 30, 2007 and December 31, 2006, residential mortgage origination commitments totaled $293.6 million and $305.1 million, respectively. Residential commitments outstanding at June 30, 2007 consisted of adjustable rate and fixed rate mortgages of $11.1 million and $282.5 million, respectively, at rates ranging from 5.375% to 10.15%. Residential commitments outstanding at December 31, 2006 consisted of adjustable rate and fixed rate mortgages of $17.5 million and $287.6 million, respectively, at rates ranging from 5.50% to 8.25%. Commitments to originate loans generally expire within 60 days. At June 30, 2007 and December 31, 2006, Webster also had outstanding commitments to sell residential mortgage loans of $573.1 million and $652.4 million, respectively. See Note 15 for a further discussion of loan origination and sale commitments.

During the three months ended June 30, 2007, a lower of cost or market adjustment of $1.2 million was recorded on the construction loans held-for-sale portfolio. This adjustment was charged to noninterest income (mortgage banking activities). Subsequent to the write-down, $96.3 million of construction loans that were not under contract were transferred from the held-for-sale portfolio to the residential mortgage portfolio. Construction loans totaling $1.8 million remained in the held-for-sale portfolio at June 30, 2007 and will be sold and delivered in the third quarter. During the first quarter of 2007, the Company recorded a $700,000 write-down in value on one loan in Florida that had been classified as held-for-sale.

NOTE 5: Loans, Net

A summary of loans, net follows:

	June 30, 2007		December 31, 2006
(Dollars in thousands)	Amount	%	Amount	%
Residential mortgage loans:
1-4 family units	$3,465,141	27.9	$4,193,160	32.4
Construction	271,172	2.2	231,474	1.8

Total residential mortgage loans	3,736,313	30.1	4,424,634	34.2

Commercial loans:
Commercial non-mortgage	1,780,024	14.3	1,730,554	13.4
Asset-based lending	816,785	6.6	765,895	5.9
Equipment financing	958,037	7.7	889,825	6.9

Total commercial loans	3,554,846	28.6	3,386,274	26.2

Commercial real estate:
Commercial real estate	1,550,871	12.5	1,426,529	11.0
Commercial construction	387,785	3.1	478,068	3.7

Total commercial real estate	1,938,656	15.6	1,904,597	14.7

Consumer loans:
Home equity credit loans and lines of credit	3,177,222	25.5	3,173,142	24.6
Other consumer loans	33,235	0.2	34,844	0.3

Total consumer loans	3,210,457	25.7	3,207,986	24.9

Total loans	12,440,272	100.0	12,923,491	100.0
Less: allowance for loan losses	(144,974)		(147,719)

Loans, net	$12,295,298		$12,775,772

At June 30, 2007, total loans included $18.5 million of net premiums and $48.1 million of net deferred costs, compared with $24.3 million of net premiums and $44.6 million of net deferred costs at December 31, 2006. The unadvanced portions of closed loans totaled $570.3 million and $512.9 million at June 30, 2007 and December 31, 2006, respectively.

At June 30, 2007, Webster had $342.6 million in construction loans within its portfolio of which $151.8 million were originated by its National Wholesale Construction Lending (“NCL”) operation using mortgage brokers approved by Webster. At June 30, 2007 and December 31, 2006, the amount of unused credit on construction loans was $124.3 million and $131.8 million, respectively.

At June 30, 2007 and December 31, 2006, unused portions of home equity credit lines extended were $2.2 billion and $2.0 billion, respectively. Unused commercial lines of credit, letters of credit, standby letters of credit, equipment financing commitments and outstanding commercial loan commitments totaled $2.6 billion at June 30, 2007 and $3.2 billion at December 31, 2006. Other consumer loan commitments totaled $50.5 million and $65.3 million at June 30, 2007 and December 31, 2006, respectively.

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

The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. At June 30, 2007, Webster’s stand-by letters of credit totaled $168.6 million. At June 30, 2007, the fair value of stand-by letters of credit is considered insignificant to the unaudited interim financial statements.

NOTE 6: Allowance for Credit Losses

The allowance for credit losses is maintained at a level adequate to absorb probable losses inherent in the loan portfolio and in unfunded credit commitments. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off and reduced by charge-offs on loans.

A summary of the changes in the allowance for credit losses follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2007	2006	2007	2006
Balance at beginning of period	$152,660	$155,957	$154,994	$155,632
Provisions charged to operations	4,250	3,000	7,250	5,000

Subtotal	156,910	158,957	162,244	160,632

Charge-offs	(5,496)	(3,079)	(12,363)	(5,145)
Recoveries	1,336	593	2,869	984

Net charge-offs	(4,160)	(2,486)	(9,494)	(4,161)

Balance at end of period	$152,750	$156,471	$152,750	$156,471

Net loan charge-offs as a percentage of average total loans (1)	0.14%	0.08%	0.15%	0.07%

	June 30,
(In thousands)	2007	2006
Components:
Allowance for loan losses	$144,974	$147,401
Reserve for unfunded credit commitments	7,776	9,070

Allowance for credit losses	$152,750	$156,471

Allowance for loan losses as a percentage of total loans	1.17%	1.16%
Allowance for credit losses as a percentage of total loans	1.23	1.23

(1)	Net loan charge-offs as a percentage of average loans is calculated by annualizing the charge off amounts for the three and six month periods and dividing the result by average total loans for the respective periods.

NOTE 7: Goodwill and Other Intangible Assets

The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization:

(In thousands)	June 30, 2007	December 31, 2006
Balances not subject to amortization:
Goodwill	$770,489	$770,001
Balances subject to amortization:
Core deposit intangibles	42,510	49,170
Other identified intangibles	5,423	5,841

Total goodwill and other intangible assets	$818,422	$825,012

Changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

(In thousands)	Retail Banking	Commercial Banking	Total
Balance at December 31, 2006	$733,659	$36,342	$770,001
Purchase price adjustments	488	—	488

Balance at June 30, 2007	$734,147	$36,342	$770,489

The addition to goodwill is principally due to a final year earn-out of contingent consideration related to a prior business combination, partially offset by an adjustment due to the resolution of various acquisition related tax liabilities.

Amortization of intangible assets for the six months ended June 30, 2007, totaled $6.8 million. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(In thousands)
For years ending December 31,
2007 (full year)	$11,005
2008	6,542
2009	6,358
2010	6,287
2011	6,287
Thereafter	18,272

NOTE 8: Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2007 and December 31, 2006 are summarized below. Temporary differences result from the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Due to uncertainties of realization, a valuation allowance has been established for the full amount of the net state deferred tax asset applicable to Connecticut, and for substantially all Massachusetts and Rhode Island net state deferred tax assets.

(In thousands)	June 30, 2007	December 31, 2006
Deferred tax assets:
Allowance for credit losses	$58,919	$59,876
Net operating loss and tax credit carry forwards	30,498	27,239
Compensation and employee benefit plans	20,782	20,969
Intangible assets	2,737	3,750
Deductible acquisition costs	685	1,993
Accrued liability for unrecognized tax benefits	2,335	—
Other	5,375	5,612

Total deferred tax assets	121,331	119,439
Less: valuation allowance	(34,777)	(30,850)

Deferred tax assets, net of valuation allowance	86,554	88,589

Deferred tax liabilities:
Deferred loan costs	19,650	17,878
Premises and equipment	3,144	6,229
Equipment financing leases	12,715	11,303
Purchase accounting and fair-value adjustments	8,569	10,474
Net unrealized gains on securities available for sale	1,748	4,782
Mortgage servicing rights	1,839	2,079
Other	3,180	2,582

Total deferred tax liabilities	50,845	55,327

Deferred tax asset	$35,709	$33,262

Management believes it is more likely than not that Webster will realize its net deferred tax assets, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that any specific level of future income will be generated.

On January 1, 2007, Webster adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Tax positions must meet the more-likely-than-not recognition threshold at the effective date in order for the related tax benefits to be recognized or continue to be recognized upon adoption of FIN 48. As a result of the adoption of FIN 48, Webster recognized a $1.4 million decrease in the liability for unrecognized tax benefits, which was accounted for as an addition to the January 1, 2007, balance of retained earnings. After the impact of recognizing the decrease in the liability noted above, Webster’s net unrecognized tax benefits totaled $5.9 million. Of that amount, $3.9 million, if recognized, would affect the effective tax rate, and the remainder would reduce goodwill. Webster recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. As of the adoption date, Webster had net accrued interest expense related to unrecognized tax benefits of $639,000. At June 30, 2007, Webster had net accrued interest expense related to unrecognized tax benefits of $701,000.

Currently, the Company is under examination from various taxing authorities. It is reasonably possible that at least some of these examinations will conclude in the next 12 months and result in a change in our unrecognized tax benefits. However, quantification of an estimated range of the change in the Company’s unrecognized tax benefits cannot be made at this time.

Webster and its subsidiaries file Federal and various state and local income tax returns. With few exceptions, Webster is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2002.

NOTE 9: Deposits

The following table summarizes the period end balance and the composition of deposits:

	June 30, 2007		December 31, 2006
(In thousands)	Amount	Percentage of Total	Amount	Percentage of Total
Demand	$1,544,695	12.1%	$1,588,783	12.8%
NOW	1,421,806	11.1	1,385,131	11.1
Money market	1,916,097	15.0	1,908,496	15.3
Savings	2,194,215	17.1	1,985,201	15.9
Health savings accounts (“HSA”)	375,895	2.9	286,647	2.3
Retail certificates of deposit	4,965,140	38.7	4,831,478	38.8
Brokered deposit	401,213	3.1	472,660	3.8

Total	$12,819,061	100.0%	$12,458,396	100.0%

Interest expense on deposits is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2007	2006	2007	2006
NOW	$1,764	$1,285	$3,419	$2,501
Money market	17,057	14,038	34,523	26,103
Savings	8,827	5,314	16,098	10,320
HSA	2,740	1,852	5,110	3,373
Retail certificates of deposit	54,702	30,287	108,762	58,906
Brokered deposit	4,593	19,817	9,401	33,744

Total	$89,683	$72,593	$177,313	$134,947

NOTE 10: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

	June 30, 2007		December 31, 2006
(In thousands)	Total Outstanding	Callable	Total Outstanding	Callable
Fixed Rate:
4.09 % to 5.27 % due in 2007	$102,000	$—	$650,309	$10,000
2.67 % to 5.93 % due in 2008	190,476	67,000	188,973	67,000
4.98 % to 5.96 % due in 2009	142,616	123,000	138,000	123,000
4.95 % to 8.44 % due in 2010	35,211	35,000	35,246	35,000
6.60 % to 6.60 % due in 2011	1,071	—	1,191	—
5.22 % to 5.49 % due in 2013	49,000	49,000	49,000	49,000
6.00 % to 6.00 % due in 2015	28	—	29	—
0.00 % to 5.66 % due in 2017 to 2027	1,548	—	1,264	—

	521,950	274,000	1,064,012	284,000
Unamortized premiums	10,337	—	12,560	—
Hedge accounting adjustments	(1,170)	—	(1,639)	—

Total advances	$531,117	$274,000	$1,074,933	$284,000

Webster Bank had additional borrowing capacity of approximately $1.5 billion from the FHLB at June 30, 2007 and $1.6 billion at December 31, 2006. Advances are secured by a blanket security agreement against certain qualifying assets, principally residential mortgage loans. At June 30, 2007 and December 31, 2006, Webster Bank had unencumbered investment securities available to secure additional borrowings. If these securities had been used to secure FHLB advances, borrowing capacity at June 30, 2007 and December 31, 2006 would have been increased by an additional $356.5 million and $849.0 million, respectively. At June 30, 2007 Webster Bank was in compliance with the FHLB collateral requirements.

NOTE 11: Securities Sold Under Agreements to Repurchase and Other Short-term Debt

The following table summarizes securities sold under agreements to repurchase and other short term borrowings:

(In thousands)	June 30, 2007	December 31, 2006
Securities sold under agreements to repurchase	$770,932	$786,374
Federal funds purchased	106,445	81,110
Treasury tax and loan	8,286	21,097
Other	10,028	45

	895,691	888,626
Unamortized premiums	6,220	7,329
Hedge accounting adjustments	(2,059)	(2,749)

Total	$899,852	$893,206

The following table sets forth certain information on short-term repurchase agreements:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Quarter end balance	$284,906	$300,348
Quarter average balance	273,762	334,277
Highest month end balance during quarter	284,906	333,025
Weighted-average maturity (in months)	0.10	1.33
Weighted-average interest rate at end of period	3.47%	3.46%

NOTE 12: Shareholders’ Equity

A total of 1,973,753 shares of common stock were repurchased during the first six months of 2007 at an average cost of $44.09 per common share. Of the shares repurchased, 1,000,902 shares were repurchased as part of the July 2003, 2.3 million share stock buyback program, which at June 30, 2007 was complete. On June 5, 2007 the Company announced that its Board of Directors authorized the repurchase of up to 5 percent of the Company’s common stock or approximately 2.8 million of its 55.8 million shares outstanding at that time. Of the shares repurchased during the first six months of 2007, 968,300 shares were repurchased as part of this new program. Management intends to continue to repurchase shares of common stock for the foreseeable future given the attainment of higher tangible capital levels during 2006. The tangible capital ratio at June 30, 2007 was 6.32% compared to 6.46% at December 31, 2006 and 5.48% at June 30, 2006. A total of 1,145,247 shares of common stock were repurchased during the first six months of 2006 at an average cost of $46.75 per common share. Of the shares repurchased, 1,126,881 shares were repurchased as part of the July 2003 stock buyback program.

Webster does occasionally repurchase its common securities on the open market to fund equity compensation plans for its employees. Additionally, Webster repurchases its shares from employees who surrender a portion of their shares received through the Company’s stock based compensation plans to cover their associated minimum income tax liabilities. During the six months ended June 30, 2007 and 2006, Webster repurchased 4,551 and 18,366 shares, respectively, outside of the publicly announced repurchase programs.

Accumulated other comprehensive loss is comprised of the following components:

(In thousands)	June 30, 2007	December 31, 2006
Unrealized gain on available for sale securities (net of tax)	$2,637	$7,211
Unrealized loss upon transfer of available for sale securities to held-to-maturity (net of tax and amortization)	(1,652)	(1,852)
Underfunded pension and other postretirement benefit plans (net of tax):
Net actuarial loss	(9,594)	(9,674)
Prior service cost	123	(31)
Deferred gain on hedge accounting transactions	3,573	1,022

Total	$(4,913)	$(3,324)

NOTE 13: Regulatory Matters

Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of Currency of the United States (“OCC”) require Webster and its banking subsidiary to maintain certain minimum ratios, as set forth below. At June 30, 2007, Webster and Webster Bank, were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios:

	Actual		Capital Requirements		Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2007
Webster Financial Corporation
Total risk-based capital	$1,680,481	12.0%	$1,121,510	8.0%	$1,401,887	10.0%
Tier 1 capital	1,326,042	9.5	560,755	4.0	841,132	6.0
Tier 1 leverage capital ratio	1,326,042	8.3	640,439	4.0	800,549	5.0
Webster Bank, N.A.
Total risk-based capital	$1,573,938	11.4%	$1,109,492	8.0%	$1,386,864	10.0%
Tier 1 capital	1,221,188	8.8	554,746	4.0	832,119	6.0
Tier 1 leverage capital ratio	1,221,188	7.7	634,519	4.0	793,148	5.0

At December 31, 2006
Webster Financial Corporation
Total risk-based capital	$1,623,014	11.4%	$1,135,305	8.0%	$1,419,132	10.0%
Tier 1 capital	1,264,256	8.9	567,653	4.0	851,479	6.0
Tier 1 leverage capital ratio	1,264,256	7.4	681,379	4.0	851,724	5.0
Webster Bank, N.A.
Total risk-based capital	$1,575,200	11.3%	$1,119,939	8.0%	$1,399,924	10.0%
Tier 1 capital	1,220,205	8.7	559,970	4.0	839,954	6.0
Tier 1 leverage capital ratio	1,220,205	7.2	673,692	4.0	842,115	5.0

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

Three months ended June 30, 2007

(In thousands)	Retail Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$100,312	$35,177	$(5,136)	$130,353
Provision for credit losses	3,982	6,643	(6,375)	4,250

Net interest income after provision	96,330	28,534	1,239	126,103
Noninterest income	51,605	6,484	5,896	63,985
Noninterest expense	109,026	18,274	10,791	138,091

Income (loss) before income taxes	38,909	16,744	(3,656)	51,997
Income tax expense (benefit)	12,367	5,322	(1,159)	16,530

Net income (loss)	$26,542	$11,422	$(2,497)	$35,467

Total assets at period end	$9,473,590	$4,470,576	$3,003,090	$16,947,256

Three months ended June 30, 2006
(In thousands)	Retail Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$99,104	$33,941	$(6,240)	$126,805
Provision for credit losses	2,845	6,294	(6,139)	3,000

Net interest income after provision	96,259	27,647	(101)	123,805
Noninterest income	46,875	7,681	2,512	57,068
Noninterest expense	92,528	16,663	8,127	117,318

Income (loss) before income taxes	50,606	18,665	(5,716)	63,555
Income tax expense (benefit)	16,247	5,990	(1,825)	20,412

Net income (loss)	$34,359	$12,675	$(3,891)	$43,143

Total assets at period end	$10,229,695	$4,139,158	$3,649,090	$18,017,943

Six months ended June 30, 2007

(In thousands)	Retail Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$199,869	$69,245	$(10,680)	$258,434
Provision for credit losses	7,778	13,524	(14,052)	7,250

Net interest income after provision	192,091	55,721	3,372	251,184
Noninterest income	98,331	13,021	10,054	121,406
Noninterest expense	216,060	35,994	17,317	269,371

Income (loss) before income taxes	74,362	32,748	(3,891)	103,219
Income tax expense (benefit)	23,570	10,380	(1,234)	32,716

Net income (loss)	$50,792	$22,368	$(2,657)	$70,503

Total assets at period end	$9,473,590	$4,470,576	$3,003,090	$16,947,256

Six months ended June 30, 2006
(In thousands)	Retail Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$196,170	$65,951	$(5,157)	$256,964
Provision for credit losses	6,100	12,512	(13,612)	5,000

Net interest income after provision	190,070	53,439	8,455	251,964
Noninterest income	91,932	14,194	6,144	112,270
Noninterest expense	183,118	32,119	21,252	236,489

Income (loss) before income taxes	98,884	35,514	(6,653)	127,745
Income tax expense (benefit)	31,543	11,329	(2,122)	40,750

Net income (loss)	$67,341	$24,185	$(4,531)	$86,995

Total assets at period end	$10,229,695	$4,139,158	$3,649,090	$18,017,943

Retail Banking includes deposit activities, distribution network costs, business and professional banking, consumer finance, wealth management and insurance. For the six months ended June 30, 2007, the increase in noninterest income is primarily due to deposit services fees reflecting an increased contribution from HSA Bank, a division of Webster Bank, and growth in NSF and Debit Card fees, as well as investment service fee income due to business growth. The increase in noninterest expense is primarily attributable to increases in retail distribution costs associated with the acquisition of NewMil, HSA Bank expenses, write-off of software development costs due to the cancellation of a technology project, new revenue generating personnel, the ongoing build out of the compliance function, costs related to closing the remaining operations of People’s Mortgage Corporation and severance-related charges from ongoing line of business restructuring.

Commercial Banking includes middle market, commercial real estate, asset-based lending, equipment financing, insurance premium financing and cash management. Net income decreased $1.8 million for the six months ended June 30, 2007 when compared to the comparable period in 2006. The decreases are attributable to increases in noninterest expense, primarily due to higher compensation and benefits costs attributable to new revenue generating personnel, and increases in overhead costs. Offsetting the decreases in net income are increases in net interest income due to loan growth.

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

Management uses certain methodologies to allocate income and expenses to the business lines. Funds transfer pricing assigns interest income and interest expense to each line of business on a matched maturity funding concept based on each business’ assets and liabilities. The provision for credit losses is allocated to business lines on an “expected loss” basis. Expected loss is an estimate of the average loss rate that individual credits will experience over an economic cycle, based on historical loss experiences and the grading assigned each loan. This economic cycle methodology differs from that used to determine our consolidated provision for credit losses, which is based on an evaluation of the adequacy of the allowance for credit losses considering the risk characteristics in the portfolio at a point in time. The difference between the sum of the provisions for each line of business determined using the expected loss methodology and the consolidated provision is included in Other. Taxes are allocated to each segment generally based on the effective rate for the period shown.

NOTE 15: Derivative Financial Instruments

At June 30, 2007, there were outstanding interest rate swaps with a total notional amount of $552.5 million which are used to hedge FHLB advances, repurchase agreements and long-term debt (subordinated notes and senior notes). The swaps are used to transform the debt from fixed rate to floating rate and qualify for fair value hedge accounting under SFAS No. 133. Of the total, $202.5 million of the interest rate swaps mature in 2008, $200.0 million in 2013 and $150.0 million in 2014, with an equal amount of the hedged debt also maturing on these dates. At December 31, 2006, there were outstanding interest rate swaps with a notional amount of $752.5 million.

Webster transacts certain derivative products with its customer base, primarily interest rate swaps and, to a lesser extent, interest rate caps. These customer derivatives are offset with matching derivatives with other counterparties in order to minimize risk. Exposure with respect to these derivatives is largely limited to nonperformance by either the customer or the other counterparty. The notional amount of customer derivatives and the related counterparty derivatives each totaled $284.1 million at June 30, 2007 and $274.5 million at December 31, 2006. The customer derivatives and the related counterparty derivatives are marked to market and any difference is reflected in noninterest income.

The fair values and notional amounts of derivatives at June 30, 2007 and December 31, 2006 are summarized below:

	June 30, 2007			December 31, 2006
(In thousands)	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain	(Loss)		Gain	(Loss)
Asset and liability management positions
Interest rate swaps:
Receive fixed/pay floating	$552,526	$—	$(22,476)	$752,526	$—	$(15,711)
Customer related positions
Interest rate swaps:
Receive fixed/pay floating	(238,227)	220	(4,570)	(221,913)	1,406	(2,774)
Receive floating/pay fixed	238,222	5,955	—	221,908	3,286	(383)

Total interest rate swaps position		6,175	—		4,692	(3,157)

Counterparty offset		—	—		—	24

Total interest rate swaps position, net		6,175	(4,570)		4,692	(3,133)

Interest rate caps:
Written Options	(45,864)	—	(103)	(52,615)	—	(92)
Purchased options	45,864	103	—	52,615	92	—

Total interest rate cap position		103	(103)		92	(92)
Counterparty offset		—	—		(24)	—

Total interest rate cap position, net		103	(103)		68	(92)

Total customer related positions		6,278	(4,673)		4,760	(3,225)

Total derivative positions		$6,278	$(27,149)		$4,760	$(18,936)

Certain derivative instruments, primarily forward sales of mortgage backed securities (“MBS”), are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding a single-family residential mortgage loan, an interest-rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster Bank is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At June 30, 2007, outstanding rate locks totaled approximately $293.6 million and the outstanding commitments to sell residential mortgage loans totaled $573.1 million. Forward sales, which include mandatory forward commitments of approximately $532.5 million and best efforts forward commitments of approximately $40.6 million at June 30, 2007, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. Webster Bank will still have certain execution risk, that is, risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell.

The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings. Loans held for sale are carried at the lower of aggregate cost or fair value.

NOTE 16: Pension and Other Benefits

The following table provides information regarding net benefit costs for the periods shown:

(In thousands)	Pension Benefits		Other Benefits
Three months ended June 30,	2007	2006	2007	2006
Service cost	$1,386	2,225	$—	—
Interest cost	1,666	1,530	88	60
Expected return on plan assets	(2,302)	(1,854)	—	—
Transition obligation	—	(6)	—	—
Amortization of prior service cost	40	43	12	18
Amortization of the net loss	65	468	—	22

Net periodic benefit cost	$855	2,406	$100	100

(In thousands)	Pension Benefits		Other Benefits
Six months ended June 30,	2007	2006	2007	2006
Service cost	$3,655	4,450	$—	—
Interest cost	3,228	3,060	176	120
Expected return on plan assets	(4,388)	(3,708)	—	—
Transition obligation	—	(13)	—	—
Amortization of prior service cost	56	86	24	36
Amortization of the net loss	154	931	—	44

Net periodic benefit cost	$2,705	4,806	$200	200

In December 2006, Webster announced that both the Webster Pension Plan and the supplemental pension plan will be frozen as of December 31, 2007. Employees will no longer accrue additional qualified or supplemental retirement income after December 31, 2007. Furthermore, employees hired after December 31, 2006 will not be eligible to enter either plan. At the same time, Webster announced enhancements to its 401(k) qualified and supplemental retirement savings plans. The enhancements will take effect April 1, 2007 for employees hired after December 31, 2006 and January 1, 2008 for all other employees.

An updated estimate of 2007 pension expense was performed by the Plan’s actuaries and resulted in a decrease in net periodic benefit costs of $1.0 million for the first six months and $2.0 million for the full year 2007. Contributions will be made as deemed appropriate by management in conjunction with the Plan’s actuaries. The Company currently estimates there will be no contributions to the Webster Bank Pension Plan in 2007.

Webster assumed the obligations of the FIRSTFED pension plan. The plan was not merged into the Webster Bank Pension Plan, but instead will continue to be included in the multiple-employer plan administered by Pentegra (the “Fund”). The Fund does not segregate the assets or liabilities of its participating employers in the on-going administration of this plan and accordingly, disclosure of FIRSTFED accumulated vested and nonvested benefits is not possible. Webster has made $1.0 million in contributions in the first six months and estimates it will make approximately $2.6 million in total contributions during calendar year 2007.

On July 23, 2007, the Company’s Board Of Directors approved the merger of NewMil’s Pension Plan into Webster’s Pension Plan and the merger of the NewMil Bank Savings and Protection Plan (the “NewMil 401(k)Plan”) into Webster’s 401(k) Plan, effective as of August 1, 2007.

NOTE 17: Other Comprehensive Income

The following table summarizes the components of other comprehensive income:

	Three Months ended June 30,
	2007			2006
(In thousands)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Other comprehensive income (loss):
Deferred gain on derivatives sold	$3,731	$(1,306)	$2,425	$—	$—	$—
Net unrealized loss on securities available for sale	(6,576)	2,622	(3,954)	(8,870)	3,105	(5,765)
Amortization of deferred hedging gain	(65)	23	(42)	(64)	22	(42)
Amortization of unrealized loss on securities transferred to held to maturity	86	(30)	56	246	(86)	160
Amortization of net actuarial loss and prior service cost	180	(63)	117	—	—	—

Total other comprehensive loss	$(2,644)	$1,246	$(1,398)	$(8,688)	$3,041	$(5,647)

	Six Months ended June 30,
	2007			2006
(In thousands)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Other comprehensive income (loss):
Deferred gain on derivatives sold	$4,055	$(1,419)	$2,636	$—	$—	$—
Net unrealized loss on securities available for sale	(7,607)	3,033	(4,574)	(22,822)	7,988	(14,834)
Amortization of deferred hedging gain	(131)	46	(85)	(129)	45	(84)
Amortization of unrealized loss on securities transferred to held to maturity	308	(108)	200	523	(183)	340
Amortization of net actuarial loss and prior service cost	360	(126)	234	—	—	—

Total other comprehensive loss	$(3,015)	$1,426	$(1,589)	$(22,428)	$7,850	$(14,578)

NOTE 18: Accounting Adjustment

During the second quarter of 2007, management identified an error related to an unintentional over-accrual of insurance revenues between 2002 and 2005, caused by the accrual of direct bill revenues at a rate greater than ultimate collections. The effect was not material in any one period and resulted in a cumulative over-accrual of approximately $4.2 million or $2.7 million after-tax. Management evaluated the financial statement impact of this error and recorded a cumulative decrease to opening retained earnings of $2.7 million, as well as a $4.2 million reduction in other assets for the over-accrual and a $1.5 million decrease in other liabilities for the related tax effect. The adjustment had no effect on the consolidated statements of income for any of the periods presented herein.

NOTE 19: Recent Accounting Pronouncements

On June 14, 2007, the EITF reached a final consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. This consensus was ratified by the FASB on June 27, 2007. This Issue states that tax benefits received on dividends paid to employees associated with their unvested stock compensation awards should be recorded in additional-paid-in-capital (APIC) for awards expected to vest. Currently, such dividends are a permanent tax deduction reducing the annual effective income tax rate. This Issue also requires that such tax benefits be reclassified between APIC and income tax expense in subsequent periods for any changes in forfeiture estimates. Tax benefits for dividends recorded to APIC would be available to absorb future stock compensation tax deficiencies. This Issue is to be applied prospectively to dividends declared in fiscal years beginning after December 15, 2007. Retrospective application of this Issue is prohibited. This Issue will not have a material effect on Webster’s financial statements.

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

Description of Business

Webster Financial Corporation (“Webster” or the “Company”), a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Delaware in 1986. Webster, on a consolidated basis, at June 30, 2007 had assets of $16.9 billion and shareholders’ equity of $1.8 billion. Webster’s principal assets are all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”), and Webster Insurance, Inc. (“Webster Insurance”). Webster, through its various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout southern New England and eastern New York State, and equipment financing, asset-based lending, mortgage origination and insurance premium financing throughout the United States. Webster Bank provides commercial banking, retail banking, health savings accounts (“HSAs”), consumer financing, mortgage banking, trust and investment services through 177 banking offices, 337 ATMs, and its Internet website (www.websteronline.com). Webster is a bank holding company and is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act. As such the Federal Reserve is Webster’s primary regulator, and Webster is subject to extensive regulation, supervision and examination by the Federal Reserve. Webster Bank is regulated by the Office of the Comptroller of the Currency. Webster’s common stock is traded on the New York Stock Exchange under the symbol of “WBS.” Webster’s financial reports can be accessed through its website within 24 hours of filing with the SEC.

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

RESULTS OF OPERATIONS

Summary

Webster’s net income was $35.5 million for the three months ended June 30, 2007, compared to $43.1 million for the three months ended June 30, 2006, a decrease of 17.6%. Net income per diluted share was $0.63 for the three months ended June 30, 2007 compared to $0.81 for the comparable period in 2006. For the six months ended June 30, 2007, Webster’s net income was $70.5 million compared to $87.0 million for the comparable period in 2006, a decrease of 19.0%. Net income per diluted share was $1.25 for the six months ended June 30, 2007 compared to $1.63 for the comparable period in 2006. The year-over-year decrease is attributable to $8.9 million ($5.8 million net of taxes) in redemption premiums and unamortized issuance costs related to the redemption of Webster Capital Trust I and II securities, closing costs of $2.3 million ($1.5 million, net of taxes) related to the remaining operations of PMC, severance related charges from ongoing restructuring in insurance and other lines of business of $4.1 million ($2.7 million, net of taxes), the write-off of software development costs of $3.4 million ($2.2 million, net of taxes) and $1.6 million ($1.1 million, net of taxes) related to the write down in value of various residential construction loans classified as held for sale, partially offset by a $2.1 million ($1.4 million net of taxes) gain on positions in Webster Capital Trust I and II securities positions that were held by Webster. The year-over-year comparisons are also impacted by the interest rate environment, and the effect that rising short-term interest rates and a flattening of the yield curve had on our net interest margin. The effect of these market conditions has been partially offset by the growth in the loan portfolio, particularly in higher yielding commercial and consumer loans.

In addition to the actions regarding PMC and residential construction lending discussed above, during the first quarter of 2007, Webster terminated the mezzanine lending operations of Webster Bank’s subsidiary, Webster Growth Capital.

During the second quarter management completed its strategic review of the Company, which began in the fourth quarter of 2006, and the organizational review, which was announced on February 28, 2007. The previously announced strategic review looked at the bank and all lines of business to focus on core competencies, identify operational efficiencies and position Webster to realize its vision of becoming New England’s bank. This process encompassed evaluating the contribution, growth potential, fit and alignment of each segment and line of business with the Company’s goals and mission. The strategic review resulted in, as the Company had previously announced at the end of the first quarter of 2007, the decision to close Peoples Mortgage Company; terminate mezzanine lending operations (Webster Growth Capital); discontinue construction lending outside of its primary New England market area (National Construction Lending); restructure its insurance operations; and outsource the back office operations of Webster Investment Services.

Additionally, the Company has determined additional strategic review outcomes, including a decision to focus on in-market and contiguous franchise growth, and that future lending relationships outside the Northeast will be direct. Regarding mortgage banking, the focus will be on the New England and Mid-Atlantic states with reduced national presence. Regarding insurance, the Company announced it is exploring strategic alternatives that may result in the sale of Webster Insurance. As part of that process, the Company is seeking to include a relationship to continue selling insurance products. With respect to HSA Bank, the Company announced it is evaluating strategic alliances as well as additional investment in HSA Bank to continue capturing a high market share in the fast-growing health savings account deposit segment.

The Company also announced specific actions it intends to open four new branch locations in second half of 2007 (New Rochelle, NY: Longmeadow and East Longmeadow, MA; Woodbridge, CT), and six to eight new locations in 2008. The Company will optimize the existing franchise by combining certain offices into stronger locations and using efficiency gained to fund investment in de novo.

The Company also detailed a facilities strategy to consolidate back office operations into one location and a regional hub approach to consolidate facilities in certain cities.

The stated goal of the organizational review was to implement a structure that would result in a more efficient and effective organization. The organization review resulted in the creation of: an Office of the Chief Executive Officer: an Executive Management Committee; a new position – the Chief Administrative Officer, who is responsible for all shared services functions; restructuring and streamlining of governance committees and layers of management; and a restructured approach to risk management that distinctly addresses credit, operating and interest rate risk.

Selected financial highlights are presented in the following table.

	At or for the three months ended June 30,		At or for the six months ended June 30,
(In thousands, except per share data)	2007	2006	2007	2006
Earnings and Per Share Data
Net interest income	$130,353	$126,805	$258,434	$256,964
Total noninterest income	63,985	57,068	121,406	112,270
Total noninterest expense	138,091	117,318	269,371	236,489
Net income	35,467	43,143	70,503	86,995

Net income per diluted common share	$0.63	$0.81	$1.25	$1.63
Dividends declared per common share	0.30	0.27	0.57	0.52
Book value per common share	33.63	31.22	33.63	31.22
Tangible book value per common share	18.96	18.31	18.96	18.31

Diluted shares (average)	56,243	53,252	56,497	53,468

Selected Ratios
Return on average assets	0.84%	0.96%	0.84%	0.98%
Return on average shareholders’ equity	7.49	10.35	7.44	10.46
Net interest margin	3.47	3.13	3.44	3.18
Efficiency ratio (a)	71.06	63.80	70.92	64.05
Tangible capital ratio	6.32	5.47	6.32	5.47

(a)	Noninterest expense as a percentage of net interest income plus noninterest income.

Net Interest Income

Net interest income, which is the difference between interest earned on loans, investments and other interest earning assets and interest paid on deposits and borrowings, totaled $130.4 million for the three months ended June 30, 2007, compared to $126.8 million for the comparable period in 2006, an increase of $3.6 million or 2.8%. For the six months ended June 30, 2006 net interest income totaled $258.4 million compared to $257.0 million for the comparable period in 2006, an increase of $1.4 million or 0.5%. In the second quarter of 2006, the timing of FHLB dividends was changed and resulted in Webster not recording any dividend income on its investment. The approximate dividend would have been $1.8 million for the three months ended June 30, 2006. The dividend for the three months ended June 30, 2007 was $1.3 million.

The increase in net interest income is largely due to Webster’s balance sheet repositioning actions as proceeds from the sale of securities were used to pay down high cost borrowings. For the three months ending June 30, 2007, the yield on interest earning assets increased 51 basis points while the cost of interest bearing liabilities rose 20 basis points. For the six months ending June 30, 2007, the yield on interest earning assets rose 57 basis points while the cost of interest bearing liabilities rose 36 basis points. As a result, the net interest margin for the three months ended June 30, 2007 was 3.47%, an increase of 34 basis points from the comparable period in 2006. For the six months ended June 30, 2007, the net interest margin was 3.44%, an increase of 26 basis points from the comparable period in 2006.

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

	Three months ended June 30, 2007 vs. 2006 Increase (decrease) due to			Six months ended June 30, 2007 vs. 2006 Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$8,473	(5,233)	3,240	$21,156	(4,326)	16,830
Loans held for sale	245	3,857	4,102	540	6,472	7,012
Securities and short-term investments	8,542	(14,760)	(6,218)	17,479	(31,841)	(14,362)

Total interest income	17,260	(16,136)	1,124	39,175	(29,695)	9,480

Interest on interest-bearing liabilities:
Deposits	13,931	3,159	17,090	35,215	7,151	42,366
Borrowings	3,609	(23,476)	(19,867)	13,062	(47,942)	(34,880)

Total interest expense	17,540	(20,317)	(2,777)	48,277	(40,791)	7,486

Net change in net interest income	$(280)	4,181	3,901	$(9,102)	11,096	1,994

Interest Income

Interest income, on a fully tax-equivalent basis, for the three months ended June 30, 2007 increased $1.1 million, or 0.4%, from the comparable period in 2006, and for the six months ended June 30, 2007, rose $9.4 million, or 1.9%, from the comparable period in 2006. The increase in short-term interest rates had a favorable impact on interest sensitive loans as well as higher rates on new volumes. The second quarter average balance for loans was $12.3 billion, a decrease of 2.4% from $12.6 billion for the comparable period in 2006. The year to date average balance for loans was $12.4 billion, a decrease of 1.1% from $12.5 billion for the comparable period in 2006.

The yield on interest-earning assets for the six months ended June 30, 2007 increased 57 basis points from the comparable period in 2006. The increase reflects the rising interest rate environment in these periods and the reduction in low yielding assets.

The loan portfolio yield for the six months ended June 30, 2007 increased 34 basis points to 6.78% and comprised 81.2% of average interest-earning assets compared to a loan portfolio yield of 6.44% and comprising 76.6% of average interest- earning assets for the six months ended June 30, 2006.

Interest Expense

Interest expense for the three months ended June 30, 2007 decreased $2.8 million, or 2.3%, from the comparable period in 2006 primarily due to lower FHLB borrowings and the call of the Webster Capital Trust I and II securities. For the six months ended June 30, 2007, interest expense increased $7.5 million, or 3.2%, from the comparable period in 2006. The increase for the six months was primarily due to the rising short-term interest rates and continued consumer preference for higher yielding certificates of deposit. Offsetting the increase was a decrease in borrowings as cash flows from the investment portfolio were used to reduce these high-cost funding sources.

The cost of interest bearing liabilities was 3.25% for the three months ended June 30, 2007, an increase of 20 basis points compared to 3.05% for the comparable period in 2006. For the six months ended June 30, 2007, the cost of interest bearing liabilities was 3.27%, an increase of 36 basis points from 2.91% for the comparable period in 2006. Deposit costs for the six months ended June 30, 2007 increased to 2.88% from 2.30%, an increase of 58 basis points from the comparable period in 2006. Total borrowing yields for the six months ended June 30, 2007 increased 70 basis points to 5.34% from 4.64% for the comparable period in 2006.

The following summarizes the major categories of assets and liabilities together with their respective interest income or expense and the rates earned or paid by Webster.

	Three months ended June 30,
	2007			2006
(In thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$12,306,789	$210,337	6.81%	$12,625,061	$207,097	6.54%
Securities (b)	2,430,989	35,035	5.78	3,496,863	40,991	4.61
Loans held for sale	481,583	7,419	6.16	230,268	3,317	5.76
Short-term investments	10,708	145	5.36	38,412	407	4.19

Total interest-earning assets	15,230,069	252,936	6.62	16,390,604	251,812	6.11
Noninterest-earning assets	1,597,103			1,503,138

Total assets	$16,827,172			$17,893,742

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$1,515,877	$—	—%	$1,457,462	$—	—%
Savings, NOW & money market deposits	5,720,081	30,388	2.13	5,371,432	22,489	1.68
Certificates of deposit	5,243,115	59,295	4.53	5,147,276	50,104	3.90

Total interest-bearing deposits	12,479,073	89,683	2.88	11,976,170	72,593	2.43
Federal Home Loan Bank advances	727,371	8,675	4.72	2,241,811	25,329	4.47
Repurchase agreements and other short-term debt	1,078,192	12,596	4.62	1,230,394	12,608	4.05
Other long-term debt	492,020	9,012	7.33	628,735	12,213	7.77

Total borrowings	2,297,583	30,283	5.23	4,100,940	50,150	4.85

Total interest-bearing liabilities	14,776,656	119,966	3.25	16,077,110	122,743	3.05
Noninterest-bearing liabilities	147,312			139,999
Preferred stock of subsidiary corporation	9,577			9,577
Shareholders’ equity	1,893,627			1,667,056

Total liabilities and shareholders’ equity	$16,827,172			$17,893,742

Fully tax-equivalent net interest income		132,970			129,069
Less: tax equivalent adjustments		(2,617)			(2,264)

Net interest income		$130,353			$126,805

Interest-rate spread			3.37%			3.06%
Net interest margin (b)			3.47%			3.13%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, unrealized losses of $6.4 million and $58.4 million for 2007 and 2006, respectively, are excluded from the average balance for rate calculations.

	Six months ended June 30,
	2007			2006
(In thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$12,375,526	$419,501	6.78%	$12,509,184	$402,671	6.44%
Securities (b)	2,367,443	69,238	5.87	3,563,554	84,810	4.70
Loans held for sale	438,084	13,668	6.24	229,486	6,656	5.80
Short-term investments	63,851	1,729	5.39	26,861	519	3.84

Total interest-earning assets	15,244,904	504,136	6.61	16,329,085	494,656	6.04
Noninterest-earning assets	1,599,293			1,499,802

Total assets	$16,844,197			$17,828,887

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$1,510,766	$—	—%	$1,454,585	$—	—%
Savings, NOW & money market deposits	5,644,312	59,150	2.11	5,340,529	42,297	1.60
Certificates of deposit	5,273,269	118,163	4.52	5,027,758	92,650	3.72

Total interest-bearing deposits	12,428,347	177,313	2.88	11,822,872	134,947	2.30
Federal Home Loan Bank advances	822,221	19,584	4.74	2,319,410	49,826	4.27
Repurchase agreements and other short-term debt	981,222	22,475	4.56	1,259,585	24,437	3.86
Other long-term debt	555,881	21,206	7.63	634,736	23,882	7.53

Total borrowings	2,359,324	63,265	5.34	4,213,731	98,145	4.64

Total interest-bearing liabilities	14,787,671	240,578	3.27	16,036,603	233,092	2.91
Noninterest-bearing liabilities	151,521			118,879
Preferred stock of subsidiary corporation	9,577			9,577
Shareholders’ equity	1,895,428			1,663,828

Total liabilities and shareholders’ equity	$16,844,197			$17,828,887

Fully tax-equivalent net interest income		263,558			261,564
Less: tax equivalent adjustments		(5,124)			(4,600)

Net interest income		$258,434			$256,964

Interest-rate spread			3.34%			3.13%
Net interest margin			3.44%			3.18%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, unrealized losses of $8.7 million and $52.3 million for 2007 and 2006, respectively, are excluded from the average balance for rate calculations.

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

The provision for credit losses was $4.3 million for the three months ended June 30, 2007, an increase of $1.3 million compared to $3.0 million from the comparable period in 2006. For the six months ended June 30, 2007, the provision was $7.3 million, an increase of $2.3 million from $5.0 million in the comparable period in 2006. Net charge-offs for the three months ended June 30, 2007 were $4.2 million compared to $2.5 million for the comparable period in 2006. For the six months ended June 30, 2007, net charge-offs were $9.5 million compared to $4.2 million for the comparable period in 2006. The annualized net charge-off ratio for the three months ended June 30, 2007 was 0.14% of average total loans, compared to 0.08% for the comparable period in 2006. Included in net charge-offs in the second quarter of 2007 were $0.6 million of consumer overdraft losses. Prior to the second quarter of 2007, overdraft losses were shown as a reduction of deposit fee income.

Net charge-offs for the six months ended June 30, 2007 include $2.0 million for 13 residential construction loans in Florida for which management has determined a high probability of loss based on borrower delinquency and market deterioration. The Company also recorded a $700,000 write-down in value on one loan in Florida in the first quarter of 2007 that had been classified as held-for-sale. This adjustment was reflected in mortgage banking activities as a reduction in noninterest income for the six months ended June 30, 2007. In June of 2007, the Company transferred its remaining residential construction loans that were classified as held-for-sale to the loan portfolio and recorded a lower of cost or market adjustment of $1.2 million, which was charged against noninterest income from mortgage banking activities.

The Florida loans were originated through Webster’s National Wholesale Construction Lending (“NCL”) operation using Bank-approved mortgage brokers. The loans originated by the NCL operation are primarily residential mortgages, and to a lesser extent, residential construction loans. As of June 30, 2007, Webster had residential construction loans originated by its NCL operation of $152 million ($28 million in its primary market area and $124 million out of its primary market area), of which loans secured by properties in Florida total $32 million. In April 2007, the Company suspended the accrual of interest on $11.6 million of construction loans in Florida that are paid from interest reserve on a prospective basis, reflecting concerns about the ultimate realization of interest income based on current contractual terms. Approximately $1.0 million of these interest reserve loans placed on nonaccrual were paid off during the second quarter of 2007. The Company has discontinued all residential construction lending outside of its primary New England market area.

The allowance for credit losses, which is comprised of the allowance for loan losses and the reserve for unfunded commitments, totaled $152.8 million, or 1.23% of total loans at June 30, 2007, and $155.0 million, or 1.20% of total loans at December 31, 2006. The allowance for loan losses totaled $145.0 million or 1.17% of total loans at June 30, 2007 and $147.7 million or 1.14% of total loans at December 31, 2006 and represented 199.9% and 250.7% of nonperforming loans, respectively.

For further information, see “Loan Portfolio Review and Allowance for Credit Losses Methodology”, included in the “Financial Condition – Asset Quality” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 40 through 41 of this report.

Noninterest Income

Total noninterest income, was $64.0 million for the three months ended June 30, 2007, an increase of $6.9 million, or 12.1% from the comparable period in 2006, and for the six months ended June 30, 2007 was $121.4 million, an increase of $9.1 million, or 8.1%, from the comparable period in 2006. The increase for the three months ended June 30, 2007 is primarily attributable to a $4.6 million increase in deposit service fees reflecting growth in deposits and the recent implementation of a new consumer fee structure and a $2.1 million gain on the redemption of Webster Capital Trust I and II securities that had been held by Webster. The increase in noninterest income for the six months ended June 30, 2007 when compared to the same period in 2006, was primarily due to increases in deposit service fees and the gain on Webster Capital Trust I and II securities, as described above, in addition to increased fees from the wealth and investment services lines of business.

Noninterest Expenses

Total noninterest expenses for the three months ended June 30, 2007 were $138.1 million, an increase of $20.8 million, or 17.7%, from the comparable period in 2006 and for the six months ended June 30, 2007 were $269.4 million, up $32.9 million, or 13.9%, from the comparable period in 2006. Contributing to the increases when comparing the three months ended June 30, 2007 with the comparable period in 2006 were $8.9 million of debt prepayment expenses related to redemption premiums and unamortized issuance costs, $3.4 million related to the write-off of software development costs, $1.9 million in occupancy costs, $1.9 million in severance-related costs, $1.8 million related to compensation costs, $1.4 million in equipment costs and $1.8 in other various costs. Contributing to the higher compensation was investments in people, mostly customer facing personnel, HSA Bank and compliance and regulatory areas. These increases were partially offset by declines in IT conversion and infrastructure costs, intangible amortization and other expenses.

Contributing to the increases when comparing the six months ended June 30, 2007 with the comparable period in 2006 were $8.9 million of debt prepayment expenses related to redemption premiums and unamortized issuance costs, $5.2 million related to compensation costs, severance-related charges of $4.1 million in part from restructuring in conjunction with the Company’s strategic and organizational review, $3.4 million related to the write-off of software development costs and $2.3 million of closing costs related to PMC. As part of Webster’s previously announced strategic review process, Webster determined that PMC’s operations no longer fit Webster’s core business model. This determination led to the decision to close PMC’s remaining operations. The closing costs relate primarily to severance, lease termination and other transaction costs. Other factors include increases in compensation and benefits, furniture and equipment, occupancy, marketing and professional services. The remaining increases in compensation and benefits are primarily due to investments in people as discussed above.

Income Taxes

Income tax expense for the three and six months ended June 30, 2007 is lower than the comparable prior year period primarily due to a lower level of income before taxes. The effective tax rates for the six months ended June 30, 2007 and 2006 were 31.7% and 31.9%, respectively. The decline in the effective tax rate reflects the effects of a decrease in pre-tax income combined with higher tax-exempt interest income and non-taxable increase in cash surrender value of life insurance amounts, partially offset by increased state and local tax expense in 2007, as compared to 2006.

Financial Condition

Webster had total assets of $16.9 billion at June 30, 2007, compared with $17.1 billion at December 31, 2006.

Total loans declined by $483.2 million, or 3.7%, from December 31, 2006 and $270.3 million, or 2.1%, from June 30, 2006. The decline is principally due to the residential loan securitization. At the same time, total deposits increased $360.7 million, or 2.9%, from December 31, 2006 and $602.6 million, or 4.9%, from June 30, 2006. Webster’s loan to deposit ratio declined to 97.0% at June 30, 2007 compared with 103.7% and 104.0% at December 31, 2006 and June 30, 2006, respectively.

At June 30, 2007, total shareholders’ equity of $1.8 billion represented a net decrease of $36.5 million from December 31, 2006. The change in equity for the six months ended June 30, 2007 consisted of net income of $70.5 million, $10.3 million related to stock options exercised, stock based compensation and the related tax benefits, $2.6 million related to unrealized gains on derivatives held, $1.4 million resulting from the adoption of FIN 48, $1.6 million relating to a business combination contingent consideration payment and $1.0 million of other miscellaneous amounts, more than offset by $32.2 million of dividends to common shareholders, $87.0 million to repurchase shares of common stock and a $4.6 million unfavorable change in unrealized losses on the available for sale securities portfolio (net of tax). At June 30, 2007, the tangible capital ratio was 6.32%, compared to 6.46% at December 31, 2006 and 5.47% at June 30, 2006.

Securities Portfolio

Webster maintains an investment securities portfolio that is primarily structured to provide a source of liquidity for its operating needs, to generate interest income and provide a means to balance interest rate sensitivity. At June 30, 2007, the investment securities portfolio totaled $2.5 billion, or 14.5% of total assets, an increase from $2.0 billion, or 11.5% of total assets, at December 31, 2006 and $3.4 billion, or 18.9% of total assets, at June 30, 2006.

Loan Portfolio

At June 30, 2007, total loans were $12.4 billion, down $483.2 million from December 31, 2006. The decrease is primarily due to the securitization of $633 million of residential mortgage loans, partially offset by growth in commercial and commercial real estate loans.

Commercial loans (including commercial real estate) represented 44.2% of the loan portfolio at June 30, 2007, up from 40.9% at December 31, 2006, while residential mortgage loans declined to 30.1% of the loan portfolio at June 30, 2007 from 34.2% at December 31, 2006. The remaining portion of the loan portfolio consisted of consumer loans.

The following paragraphs highlight, by business segment, the lending activities in the various portfolios during the quarter. Refer to Webster’s 2006 Annual Report on Form 10-K, pages 2 through 7, for a more complete description of Webster’s lending activities and credit administration policies and procedures.

RETAIL BANKING

Business & Professional Banking

Business & Professional Banking, Webster’s small business banking division, had loans outstanding of $904.7 million at June 30, 2007, a 1.3% increase from $892.8 million at December 31, 2006. At June 30, 2006, the portfolio totaled $730.4 million. Included in the portfolio is $546.6 million of loans secured by commercial real estate. New originations for the three months ended June 30, 2007 totaled $106.8 million, compared to $105.4 million for the comparable period in 2006.

Consumer Banking

Residential Mortgage and Mortgage Banking

For the six months ended June 30, 2007, residential mortgage loan originations totaled $1.7 billion, compared to $1.1 billion for the comparable period in 2006. A majority of this originated loan volume, including servicing, is sold in the secondary market. At June 30, 2007 and December 31, 2006, there were $372.8 million and $353.4 million, respectively, of residential mortgage loans held for sale in the secondary market. See Note 4 of Notes to Consolidated Interim Financial Statements within this report for further information.

The residential mortgage loan portfolio totaled $3.7 billion, $4.4 billion and $4.9 billion as of June 30, 2007, December 31, 2006 and June 30, 2006, respectively. At June 30, 2007, approximately $951 million, or 25%, of the portfolio consisted of adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. At June 30, 2007, approximately $2.8 billion, or 75% of the total residential mortgage loan portfolio, consisted of fixed rate loans.

Consumer Finance

Consumer finance includes home equity loans and lines of credit and other consumer loans. At June 30, 2007, total consumer loans totaled $3.2 billion, an increase of $2.5 million ($9.1 million of the increase was in home equity loans offset by a decrease of $5.0 million in home equity lines of credit and $1.6 million in other consumer loans) compared to December 31, 2006 and an increase of $354.9 million ($339.4 million of the increase was in home equity loans, $15.3 million in home equity lines of credit and $0.2 million in other consumer loans) compared to June 30, 2006. At June 30, 2007, 18.5% of the total home equity loans and lines of credit were in a first position and 81.5% were in a second position status. Additionally, 80% of the total home equity loans and lines were geographically located with in the Northeastern United States and the other 20% were spread throughout the remaining United States with no individual state having a significant percentage.

COMMERCIAL BANKING

Middle-Market Banking

At June 30, 2007, and December 31, 2006, middle market loans, including commercial and owner-occupied commercial real estate, totaled $1.6 billion and $1.4 billion at June 30, 2006. Originations for the three months ended June 30, 2007 totaled $39.5 million as compared to $171.8 million for the comparable period in 2006.

Commercial Real Estate Lending

Commercial real estate loans totaled $1.9 billion at both June 30, 2007 and December 31, 2006. Growth in the portfolio continued to be offset by prepayments as borrowers find more attractive rates and structures primarily in the secondary markets. Included in these loans are owner-occupied loans originated by the Middle Market division and owner-occupied and non-owner-occupied loans originated in the Business & Professional Banking divisions of $725 million at June 30, 2007, $764 million at December 31, 2006 and $658.0 million at June 30, 2006. The balance of the portfolio is administered by the Commercial Real Estate Division. During the three months ended June 30, 2007, originations totaled $89.0 million compared to $88.0 million for the comparable period in 2006.

Asset-Based Lending

At June 30, 2007, asset-based loans totaled $816.8 million, compared to $765.9 million at December 31, 2006 and $736.6 million at June 30, 2006. The majority of these loans are managed by Webster Business Credit Corporation (“WBCC”), an asset-based lending subsidiary. In addition to direct originations, WBCC generally establishes depository relationships with the borrower through cash management accounts. At June 30, 2007, December 31, 2006 and June 30, 2006, the total of these deposits was $31.0 million, $48.6 million and $39.6 million, respectively. During the three months ended June 30, 2007, WBCC funded loans of $64.5 million, with new commitments of $122.3 million, compared to funding loans of $41.6 million with new commitments of $84.5 million for the comparable period in 2006.

Equipment Financing

Center Capital Corporation (“Center Capital”), a nationwide equipment financing subsidiary of Webster Bank, had a portfolio which totaled $958.0 million at June 30, 2007, compared to $889.8 million at December 31, 2006 and $851.7 million at June 30, 2006. Center Capital originated $125.7 million in loans during the three months ended June 30, 2007, compared to $124.1 million during the comparable period in 2006.

Insurance Premium Financing

Budget Installment Corporation (“BIC”), an insurance premium financing subsidiary, provides products covering commercial property and casualty policies for businesses throughout the United States. BIC had total loans outstanding of $87.9 million at June 30, 2007, compared to $90.0 million at December 31, 2006 and $93.0 million at June 30, 2006. Loans originated in the three months ended June 30, 2007 totaled $56.1 million, compared to $62.4 million for comparable period in 2006.

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

The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments and letters of credit. These commitments are converted to estimates of potential loss using loan equivalency factors, and include internal and external historic loss experience. At June 30, 2007, the reserve for unfunded credit commitments was $7.8 million, which represents 5.1% of the total allowance for credit losses.

Management considers the adequacy of the allowance for credit losses to be a critical accounting policy. The adequacy of the allowance is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Webster’s market and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for credit losses is adequate as of June 30, 2007, actual results may prove different and these differences could be significant.

See the Allowance for Credit Losses Methodology section within Management’s Discussion and Analysis on pages 40 through 43 of Webster’s 2006 Annual Report on Form 10-K for additional information.

Nonperforming Assets

Total nonperforming assets increased by $16.9 million to $78.7 million at June 30, 2007 from $61.8 million at both December 31, 2006 and June 30, 2006.

The following table details nonperforming assets:

(In thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Loans accounted for on a nonaccrual basis:
Commercial:
Commercial banking	$20,142	$21,105	$22,930
Equipment financing	2,584	2,616	2,693

Total commercial	22,726	23,721	25,623
Commercial real estate	12,242	17,618	23,291
Residential	26,683	11,307	7,218
Consumer	10,875	6,266	3,065

Total nonaccruing loans	72,526	58,912	59,197
Foreclosed properties	6,128	2,913	2,580

Total nonperforming assets (a)	$78,654	$61,825	$61,777

(a)	Total nonperforming assets previously disclosed included accruing loans past due 90 days or more. Loans past due 90 days or more and still accruing are now disclosed in the “Other Past Due Loans” table.

The increase in nonperforming assets of $16.9 million from December 31, 2006, was primarily the result of an increase of $20.0 million in residential and consumer nonperforming assets, partially offset by a $5.4 million reduction in commercial real estate representing primarily principal paydowns on two accounts. The $15.4 million increase in residential nonaccrual loans relates to the Company’s decision, as previously disclosed, to suspend the accrual of interest on approximately $11.0 million of construction loans in Florida beginning in the second quarter.

The allowance for loan losses at June 30, 2007 was $145.0 million and represented 1.2% of total loans in comparison with an allowance of $147.7 million that represented 1.1% of total loans at December 31, 2006. For additional information on the allowance, see Note 6 of Notes to Consolidated Interim Financial Statements elsewhere in this report.

Not included in the totals above are performing troubled debt restructurings of $144,000 at both June 30, 2007 and December 31, 2006 and $240,000 at June 30, 2006.

Other Past Due Loans

The following table sets forth information regarding Webster’s over 30-day delinquent loans, excluding loans held for sale and nonaccrual loans.

	June 30, 2007		December 31, 2006		June 30, 2006
(Dollars in thousands)	Principal Balances	Percent of total loans	Principal Balances	Percent of total loans	Principal Balances	Percent of total loans
Past due 30-89 days:
Residential	$24,129	0.19%	$14,954	0.12%	$10,215	0.08%
Commercial	13,354	0.11	7,115	0.06	12,298	0.11
Commercial real estate	13,452	0.11	26,476	0.20	12,326	0.10
Consumer	22,384	0.18	14,018	0.11	5,704	0.04
Past due 90 days or more:
Commercial	1,188	0.01	1,490	0.01	2,542	0.02
Commercial real estate	900	0.01	—	—	—	—

Total	$75,407	0.61%	$64,053	0.50%	$43,085	0.35%

Deposits

Total deposits increased $360.7 million, or 2.9%, to $12.8 billion at June 30, 2007 from December 31, 2006 and $602.6 million, or 4.9%, from June 30, 2006. The deposit growth occurred primarily in Savings and HSA categories and has been driven by new deposits to the bank.

Borrowings and Other Debt Obligations

Total borrowed funds, including long-term debt, decreased $502.7 million, or 19.4%, to $2.1 billion at June 30, 2007 from $2.6 billion at December 31, 2006. Borrowings represented 12.3% of assets at June 30, 2007 compared to 15.1% at December 31, 2006 and 21.9% at June 30, 2006. See Notes 10 and 11 of Notes to Consolidated Interim Financial Statements for additional information.

On April 2, 2007 Webster prepaid $105.0 million of its Capital Trust I and II securities that paid 9.57% pre-tax, at call prices of 104.68% and 105.0%, respectively, plus accrued and unpaid interest. As previously disclosed, Webster recorded a net pretax charge to income in the second quarter of 2007 of $6.8 million ($8.9 million related to the redemption premiums and unamortized issuance costs, partially offset by a $2.1 million gain on Webster Capital Trust I and II securities held by Webster).

On June 20, 2007, Webster and Webster Capital Trust IV, a statutory trust organized under Delaware law pursuant to a trust agreement dated as of February 6, 2004 (“Trust IV”), completed the sale of $200 million of the Trust IV’s 7.65% Fixed to Floating Rate Trust Preferred Securities (the “Trust Securities”). The Trust Securities were issued at a discount of approximately $656,000, which will be amortized into interest expense over the life of the Trust Securities. The proceeds from the sale of the Trust Securities were used to purchase $200,010,000 aggregate principal amount of Webster’s 7.65% Fixed to Floating Rate Junior Subordinated Notes (the “Junior Subordinated Notes”). The Trust Securities are guaranteed on a subordinated basis by Webster pursuant to a Guarantee Agreement (the “Guarantee”), between Webster and The Bank of New York, as Guarantee Trustee.

The Junior Subordinated Notes will bear interest from the date of issuance to but excluding June 15, 2017 at the annual rate of 7.65% of their principal amount. From and including June 15, 2017 to but excluding June 15, 2037, the initial scheduled maturity date, the Junior Subordinated Notes will bear interest at a floating annual rate equal to three-month LIBOR plus 1.89%. If any Junior Subordinated Notes remain outstanding after June 15, 2037, they will bear interest at a floating annual rate equal to one-month LIBOR plus 2.89%, provided that if Webster elects to extend the scheduled maturity date for the Junior Subordinated Notes, they will bear interest from June 15, 2037 to but excluding the scheduled maturity date at a floating annual rate equal to three-month LIBOR plus 2.89% and thereafter at a floating annual rate equal to one-month LIBOR plus 2.89%. The scheduled maturity date of the Junior Subordinated Notes may be extended at Webster’s option up to two times, in each case for an additional 10-year period if certain criteria are satisfied. Webster may, at its option from time to time, defer interest payments on the Junior Subordinated Notes as provided for in the Indenture.

On June 15, 2007, Webster sold an interest rate swap hedging the forecasted Trust Securities’ transaction which qualified for hedge accounting in accordance with FAS 133 for a gain of $2.7 million. The $2.7 million gain was deferred and added to the carrying value of the Junior Subordinated Notes and is being amortized and recorded to interest expense over ten years, which represents the fixed rate term of the Junior Subordinated Notes. The effect of this transaction reduces the net cost of the Trust Securities to 7.5% through June 15, 2017.

On June 20, 2007, in connection with the closing of the Trust Securities offering, the Company entered into a Replacement Capital Covenant (the “RCC”), whereby the Company agreed for the benefit of certain of its debt holders’ named therein that it would not cause the redemption or repurchase of the Trust Securities or the Junior Subordinated Notes during the time period specified in the RCC unless such repurchases or redemptions are made from the proceeds of the issuance of certain qualified securities and pursuant to the other terms and conditions set forth in the RCC.

The proceeds from the issuance of the Junior Subordinated Notes were used for general corporate purposes.

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

The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points over a twelve month period starting June 30, 2007 and December 31, 2006 might have on Webster’s net income for the subsequent twelve month period.

	-200 bp	-100 bp	+100 bp	+200 bp
June 30, 2007	-2.2%	-0.7%	+0.7%	+2.2%
December 31, 2006	-4.2%	-1.7%	+1.6%	+4.3%

Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is well within policy limits for all scenarios. The flat rate scenario at the end of 2006 assumed a Fed Funds rate of 5.25%. The flat rate scenario as of June 30, 2007 has the same assumption. The reduction in risk to higher rates since year end is mainly due to a reduction in the passage of time and its impact on the potential income recognition of unamortized premium on certain callable FHLB advances if rates rise and the advances are called. The change in the lower rate scenarios was due to higher long term interest rates at the end of March which reduced asset prepayment risk.

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s net income for the subsequent twelve month period starting June 30, 2007.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100 BP	-50 BP	+50 BP	+100 BP	-100 BP	-50 BP	+50 BP	+100 BP
June 30, 2007	+2.8%	+1.5%	-1.1%	-1.6%	-4.9%	-2.2%	+2.5%	+5.2%

The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months and the long end is terms of greater than 18 months. Webster’s net income generally benefits from a fall in short term interest rates since more new and existing liabilities than assets are tied to short term rates. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base. An increase in short term interest rates has the opposite effect on net income and is relatively less in the Up scenarios due to the potential income recognition of unamortized premium on certain callable FHLB advances if rates rise and the advances are called. Webster’s net income generally benefits from a rise in long term interest rates since more new and existing assets than liabilities are tied to long term rates. A decline in long term interest rates has the opposite effect. Webster introduced policy limits for these yield curve twist scenarios in 2007 and is within policy for all scenarios.

The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at June 30, 2007 and December 31, 2006 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change
			-100 BP	+100 BP
June 30, 2007
Assets	$16,951,455	$15,973,596	$300,895	(323,021)
Liabilities	15,111,075	14,227,014	199,040	(184,558)

Total	$1,840,380	$1,746,582	$101,855	(138,463)

Net change as % of base net economic value			5.8%	(7.9)%

December 31, 2006
Assets	$17,097,471	$16,278,337	$263,228	(313,066)
Liabilities	15,220,608	14,433,119	205,480	(189,949)

Total	$1,876,863	$1,845,218	$57,748	(123,117)

Net change as % of base net economic value			3.1%	(6.7)%

The book value of assets exceeded the estimated economic value at June 30, 2007 and December 31, 2006 principally because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $818.4 million and $825.0 million, respectively.

Changes in net economic value are primarily driven by changing durations of assets and liabilities which are caused by changes in the level of interest rates and in interest rate volatilities. Short term rates are unchanged since year end while long term rates have risen and volatility has fallen. The changes in long term rates and volatility have had a modest impact on equity at risk at June 30, 2007 versus December 31, 2006 in both the +100 and -100 basis point scenarios, as seen in the table above.

These net income and economic values estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at June 30, 2007 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.

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

At June 30, 2007 and December 31, 2006, FHLB advances outstanding totaled $0.5 billion and $1.1 billion, respectively. Webster Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.5 billion and $1.6 billion at June 30, 2007 and December 31, 2006, respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $0.4 billion at June 30, 2007 or used to collateralize other borrowings, such as repurchase agreements.

The primary sources of liquidity for the Company are dividends from Webster Bank, investment income and net proceeds from borrowings and capital offerings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster’s common stock and the payment of principal and interest to holders of senior notes and capital securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company. At June 30, 2007, $35.6 million of retained earnings were available for the payment of dividends to the Company. Webster also maintains $75.0 million in available revolving lines of credit with correspondent banks.

For the three months ended June 30, 2007, a total of 1,940,704 shares of common stock were repurchased at an average cost of $44.04 per common share. 970,902 shares were repurchased as part of the July 2003, 2.3 million share stock buyback program with no shares remaining available to be repurchased under this program. On June 5, 2007 the Company announced that its Board of Directors authorized the repurchase of up to 5 percent of the Company’s common stock or approximately 2.8 million of its 55.8 million shares then outstanding. Of the shares repurchased during the three months ended June 30, 2007, 968,300 shares were repurchased as part of this new program. The remaining 1,502 shares were repurchased outside of the publicly announced repurchase program in the open market to fund equity compensation plans. See Note 12 of Notes to Consolidated Interim Financial Statements within this report for further information.

As previously announced, on April 2, 2007 Webster redeemed all of the securities of Webster Capital Trust I and II.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 42-44 under the caption “Asset/Liability Management and Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2007 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Webster or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 1A. RISK FACTORS

During the three months ended June 30, 2007, there were no material changes to the risk factors relevant to Webster’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser,” as defined in Section 240.10b-18(a)(3) of the Securities Exchange Act of 1934, of shares of Webster common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
April 1-30, 2007	41,451	$45.77	40,000	930,902

May 1-31, 2007	717,551	44.91	715,500	213,402

June 1-30, 2007	1,181,702	43.46	1,181,702	1,831,700

Total	1,940,704	$44.04	1,937,202	1,831,700

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of shareholders was held on April 26, 2007.

(b)	The following individuals were re-elected as directors for a three-year term at the annual meeting: Joel S. Becker, William T. Bromage and James C. Smith. The other continuing directors are: George T. Carpenter, John J. Crawford, Robert A. Finkenzeller, Roger A. Gelfenbien, C. Michael Jacobi, Laurence C. Morse and Karen R. Osar.

(c)	The following matters were voted upon and approved by Webster’s shareholders at the 2007 Annual Meeting of Shareholders held on April 26, 2007: (i) election of three directors to serve for three-year terms (Proposal 1); (ii) amendment to the Webster Financial Corporation 1992 Stock Option Plan (Proposal 2); and (iii) ratification of the appointment of KPMG LLP as the independent registered public accounting firm for Webster for the fiscal year ending December 31, 2007 (Proposal 3).

The votes tabulated by an independent inspector of election for the above-listed proposals were as follows:

Proposal 1

Joel S. Becker received 49,859,341 votes for election and 858,889 votes were withheld; William T. Bromage received 49,519,195 votes for election and 1,199,036 votes were withheld; and James C. Smith received 49,494,690 votes for election and 1,223,541 votes were withheld. There were no abstentions or broker non-votes for any of the nominees.

Proposal 2

Shareholders cast 38,032,210 votes for, 4,960,350 votes against and 365,243 abstentions.

Proposal 3

Shareholders cast 49,869,702 votes for, 678,893 votes against and 169,634 abstentions.

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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: August 8, 2007	By:	/s/ Gerald P. Plush
Gerald P. Plush
Senior Executive Vice President and Chief Financial Officer
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