Form 10-Q
period 2007-09-30
WEBSTER FINANCIAL CORP
filed 2007-11-05
CIK 801337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

The number of shares of common stock outstanding as of October 26, 2007 was 53,489,973.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except share data)	September 30, 2007	December 31, 2006
Assets:
Cash and due from depository institutions	$264,929	$311,888
Short-term investments	80,270	175,648
Securities:
Trading, at fair value	635	4,842
Available for sale, at fair value	455,508	503,918
Held-to-maturity (fair value of $2,007,892 and $1,434,543)	2,051,277	1,453,973
Loans held for sale	211,659	354,798
Loans, net	12,266,024	12,775,772
Goodwill	770,596	770,001
Cash surrender value of life insurance	266,729	259,318
Premises and equipment	197,852	195,909
Accrued interest receivable	86,654	90,565
Other intangible assets	45,875	55,011
Deferred tax asset, net	41,904	33,262
Prepaid expenses and other assets	105,495	109,837

Total assets	$16,845,407	$17,094,742

Liabilities and Shareholders’ Equity:
Deposits	$12,553,993	$12,458,396
Federal Home Loan Bank advances	628,445	1,074,933
Securities sold under agreements to repurchase and other short-term debt	994,624	893,206
Long-term debt	666,236	621,936
Reserve for unfunded credit commitments	9,479	7,275
Accrued expenses and other liabilities	178,010	155,285

Total liabilities	15,030,787	15,211,031

Preferred stock of subsidiary corporation	9,577	9,577

Shareholders’ equity:
Common stock, $.01 par value;
Authorized - 200,000,000 shares
Issued - 56,584,354 shares and 56,388,707 shares	566	564
Paid-in capital	739,533	726,886
Retained earnings	1,208,364	1,150,008
Less: Treasury stock, at cost; 3,064,181 shares at September 30, 2007	(133,161)	—
Accumulated other comprehensive loss, net	(10,259)	(3,324)

Total shareholders’ equity	1,805,043	1,874,134

Total liabilities and shareholders’ equity	$16,845,407	$17,094,742

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Interest Income:
Loans	$212,847	$215,094	$632,348	$617,765
Securities and short-term investments	34,163	40,883	100,006	121,612
Loans held for sale	4,616	4,366	18,284	11,022

Total interest income	251,626	260,343	750,638	750,399

Interest Expense:
Deposits	94,484	85,058	271,797	220,005
Federal Home Loan Bank advances and other borrowings	17,639	40,092	59,698	114,353
Other long-term debt	12,444	12,757	33,650	36,641

Total interest expense	124,567	137,907	365,145	370,999

Net interest income	127,059	122,436	385,493	379,400
Provision for credit losses	15,250	3,000	22,500	8,000

Net interest income after provision for credit losses	111,809	119,436	362,993	371,400

Noninterest Income:
Deposit service fees	29,954	25,252	84,068	71,271
Insurance revenue	8,948	9,793	28,210	30,505
Loan related fees	7,660	7,760	23,502	24,746
Wealth and investment services	7,142	6,738	21,657	20,022
Gain (loss) on sales of loans and loan servicing, net	1,850	(185)	8,040	5,626
Increase in cash surrender value of life insurance	2,629	2,368	7,749	7,053
Loss on write-down of securities available for sale to fair value	—	(48,879)	—	(48,879)
Net gain on securities transactions	483	2,307	1,526	4,021
Gain on Webster Capital Trust I and II securities	—	—	2,130	—
Other income	1,569	1,693	4,759	4,752

Total noninterest income	60,235	6,847	181,641	119,117

Noninterest Expenses:
Compensation and benefits	66,958	62,050	202,237	191,638
Occupancy	12,516	11,977	39,099	35,983
Furniture and equipment	15,039	13,840	45,397	41,397
Intangible assets amortization	2,153	3,079	8,970	11,000
Marketing	4,134	4,211	12,554	12,127
Professional services	3,557	4,302	11,791	11,310
Acquisition costs	—	868	—	933
Debt redemption premium	—	—	8,940	—
Severance and other costs	452	—	10,265	—
Other expenses	16,867	15,523	51,794	47,951

Total noninterest expenses	121,676	115,850	391,047	352,339

Income before income taxes	50,368	10,433	153,587	138,178
Income taxes	15,400	1,436	48,116	42,186

Net Income	$34,968	$8,997	$105,471	$95,992

Basic earnings per share	$0.65	$0.17	$1.91	$1.82
Diluted earnings per share	0.64	0.17	1.89	1.80

Average shares outstanding:
Basic	53,735	52,241	55,166	52,654
Diluted	54,259	52,871	55,753	53,276

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In thousands, except share and per share data)	Number of Common Shares Issued	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Nine months ended September 30, 2006:
Balance, December 31, 2005	54,117,218	$541	$619,644	$1,075,984	$(21,065)	$(27,878)	$1,647,226
Opening balance adjustment (Note 18)	—	—	—	(2,729)	—	—	(2,729)

Balance, December 31, 2005 (as adjusted)	54,117,218	541	619,644	1,073,255	(21,065)	(27,878)	1,644,497

Comprehensive income:
Net income	—	—	—	95,992	—	—	95,992
Other comprehensive income (loss), net of taxes
Decrease in net unrealized loss on securities available for sale due to write-down to fair value	—	—	—	—	—	31,768	31,768
Net unrealized loss on securities available for sale	—	—	—	—	—	1,284	1,284
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	522	522
Amortization of deferred hedging gain	—	—	—	—	—	(126)	(126)

Other comprehensive income							33,448

Comprehensive income							129,440
Dividends paid: $.79 per common share	—	—	—	(41,869)	—	—	(41,869)
Exercise of stock options	—	—	(1,878)	—	4,583	—	2,705
Excess tax benefit from stock options exercised	—	—	566	—	—	—	566
Repurchase of 1,314,760 shares	—	—	—	—	(61,557)	—	(61,557)
Stock-based compensation expense	—	—	3,480	—	785	—	4,265
Restricted stock grants and expense	4,806	—	1,879	—	—	—	1,879
Employee Stock Purchase Plan	10,479	—	492	—	—	—	492

Balance at September 30, 2006	54,132,503	$541	$624,183	$1,127,378	$(77,254)	$5,570	$1,680,418

Nine months ended September 30, 2007:
Balance, December 31, 2006	56,388,707	$564	$726,886	$1,152,737	$—	$(3,324)	$1,876,863
Opening balance adjustment (Note 18)	—	—	—	(2,729)	—	—	(2,729)

Balance, December 31, 2006 (as adjusted)	56,388,707	564	726,886	1,150,008	—	(3,324)	1,874,134
Comprehensive income:
Net income	—	—	—	105,471	—	—	105,471
Other comprehensive income (loss), net of taxes
Deferred gain on derivatives sold	—	—	—	—	—	2,571	2,571
Net unrealized loss on securities available for sale	—	—	—	—	—	(10,069)	(10,069)
Amortization of deferred hedging gain	—	—	—	—	—	(126)	(126)
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	339	339
Amortization of net actuarial loss and prior service cost	—	—	—	—	—	350	350

Other comprehensive loss							(6,935)

Comprehensive income							98,536
Dividends paid: $.87 per common share	—	—	—	(48,515)	—	—	(48,515)
Exercise of stock options	191,471	2	5,177	—	953	—	6,132
Excess tax benefit from stock options exercised	—	—	994	—	—	—	994
Repurchase of 3,130,109 shares	—	—	—	—	(136,046)	—	(136,046)
Stock-based compensation expense	—	—	2,684	—	—	—	2,684
Restricted stock grants and expense	4,176	—	3,687	—	452	—	4,139
Cumulative effect of change in accounting for uncertainties in income taxes	—	—	—	1,400	—	—	1,400
Contingent consideration in a business combination	—	—	105	—	1,480	—	1,585

Balance at September 30, 2007	56,584,354	$566	$739,533	$1,208,364	$(133,161)	$(10,259)	$1,805,043

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)	Nine months ended September 30,
	2007	2006
Operating Activities:
Net income	$105,471	$95,992
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	22,500	8,000
Depreciation and amortization	39,495	25,173
Amortization of intangible assets	8,970	11,000
Debt redemption premium	8,940	—
Gain on Webster Capital Trust I and II securities	(2,130)	—
Stock-based compensation	6,823	6,144
Net gain on sale of foreclosed properties	(40)	(48)
Net gain on sale of securities	(1,728)	(3,788)
Net gain on sale of loans and loan servicing	(8,040)	(5,626)
Net loss (gain) on trading securities	202	(233)
Decrease (increase) in trading securities	4,005	(358)
Increase in cash surrender value of life insurance	(7,751)	(7,053)
Loans originated for sale	(2,257,050)	(1,306,371)
Proceeds from sale of loans originated for sale	2,311,905	1,270,767
Decrease (increase) in interest receivable	3,911	(8,065)
Decrease in prepaid expenses and other assets	6,431	2,438
Increase (decrease) in accrued expenses and other liabilities	36,204	(3,838)
Proceeds from surrender of life insurance contracts	340	—
Company contribution to stock purchased by the Employee Stock Purchase Plan	—	492

Net cash provided by operating activities	278,458	133,505

Investing Activities:
Purchases of securities, available for sale	(301,456)	(69,796)
Proceeds from maturities and principal payments of securities available for sale	297,578	300,661
Proceeds from sales of securities, available for sale	37,663	80,201
Purchases of held-to-maturity securities	(61,871)	(14,899)
Proceeds from maturities and principal payments of held-to-maturity securities	97,380	93,365
Decrease in short-term investments	95,378	26,740
Net increase in loans	(76,834)	(753,155)
Proceeds from sale of foreclosed properties	2,081	5,234
Net purchases of premises and equipment	(27,044)	(29,560)

Net cash provided by (used in) investing activities	62,875	(361,209)

Financing Activities:
Net increase in deposits	95,597	672,908
Proceeds from FHLB advances	12,537,426	53,213,679
Repayment of FHLB advances	(12,981,433)	(53,554,657)
Net increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	101,662	(54,343)
Long-term debt issued	199,344	—
Repayment of long-term debt	(163,453)	—
Cash dividends to common shareholders	(48,515)	(41,869)
Exercise of stock options	6,132	2,705
Excess tax benefit from stock options exercised	994	566
Common stock repurchased	(136,046)	(61,557)

Net cash (used in) provided by financing activities	(388,292)	177,432

Decrease in cash and cash equivalents	(46,959)	(50,272)
Cash and cash equivalents at beginning of period	311,888	293,706

Cash and cash equivalents at end of period	$264,929	$243,434

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued

(In thousands)	Nine months ended September 30,
	2007	2006
Supplemental Disclosures:
Income taxes paid	$36,874	$36,833
Interest paid	373,081	365,400

Supplemental Schedule of Noncash Investing and Financing Activities:
Mortgage loans securitized and transferred to mortgage-backed securities held-to-maturity	$632,897	$—
Residential construction loans held-for-sale transferred to Residential construction loan portfolio	96,324	—
Transfer of loans to foreclosed properties	7,981	1,405
Contingent consideration in a business combination	1,585	—

See accompanying Notes to Consolidated Interim Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

(Unaudited)

NOTE 1: Basis of Presentation and Principles of Consolidation

The Consolidated Interim Financial Statements include the accounts of Webster Financial Corporation (“Webster” or the “Company”) and its subsidiaries. The Consolidated Interim Financial Statements and Notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three or nine months ended September 30, 2007 are not necessarily indicative of the results which may be expected for the year as a whole.

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

NOTE 2: Sale Transactions

On March 30, 2007, Webster announced the sale of certain branches of its People’s Mortgage Corporation (PMC), a subsidiary of Webster Bank, National Association (“Webster Bank”). The branch offices in Severna Park and Rockville, Maryland, and Hamden, Connecticut were sold. On April 30, 2007, Webster sold an additional PMC branch office located in Andover, Massachusetts. The Company established a liability for exit costs through the recognition of a pre-tax charge of $2.3 million in its first quarter 2007 results. The expenses relate primarily to severance, lease termination and other transaction costs. No additional costs have been incurred as of September 30, 2007. As of September 30, 2007, the remaining liability was $0.6 million. The Company expects activities associated with the exit from PMC’s operations to be substantially complete by December 31, 2007.

NOTE 3: Securities

A summary of trading, available for sale and held to maturity securities follows:

(In thousands)	September 30, 2007				December 31, 2006
	Amortized Cost	Unrealized		Estimated Fair Value	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Trading:
Municipal bonds and notes				$635				$4,842

Available for Sale:
U.S Government Agency bonds	$—	$—	$—	$—	$104,774	$—	$(46)	$104,728
Corporate bonds and notes	235,499	1,630	(6,873)	230,256	197,596	4,191	(515)	201,272
Equity securities	174,863	2,816	(1,638)	176,041	189,555	8,424	(61)	197,918
Mortgage-backed securities	49,544	—	(333)	49,211	—	—	—	—

Total available for sale	$459,906	$4,446	$(8,844)	$455,508	$491,925	$12,615	$(622)	$503,918

Held to maturity:
Municipal bonds and notes	$542,270	$7,855	$(2,214)	$547,911	$444,755	$10,170	$(786)	$454,139
Mortgage-backed securities	1,509,007	936	(49,962)	1,459,981	1,009,218	547	(29,361)	980,404

Total held to maturity	$2,051,277	$8,791	$(52,176)	$2,007,892	$1,453,973	$10,717	$(30,147)	$1,434,543

As of September 30, 2007, the fair value of equity securities consisted of Federal Home Loan Bank (FHLB) stock of $69.2 million, Federal Reserve Bank (FRB) stock of $41.7 million, common stock of $45.3 million and preferred stock of $19.8 million. The fair value of equity securities at December 31, 2006 consisted of FHLB stock of $96.0 million, FRB stock of $41.7 million, common stock of $40.2 million and preferred stock of $20.0 million. During the nine months ended September 30, 2007, Webster purchased $50.6 million of agency mortgage backed securities as part of its ongoing Community Reinvestment Act program that are classified as available for sale.

The following table identifies temporarily impaired investment securities as of September 30, 2007 segregated by length of time the securities have been in a continuous unrealized loss position.

(In thousands)	Less Than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Corporate bonds and notes	$169,722	$(6,613)	$10,751	$(260)	$180,473	$(6,873)
Equity securities	40,571	(1,508)	523	(130)	41,094	(1,638)
Mortgage-backed securities	49,211	(333)	—	—	49,211	(333)

Total available for sale	$259,504	$(8,454)	$11,274	$(390)	$270,778	$(8,844)

Held to maturity:
Municipal bonds and notes	$133,457	$(1,892)	$20,803	$(322)	$154,260	$(2,214)
Mortgage-backed securities	798,780	(30,407)	547,421	(19,555)	1,346,201	(49,962)

Total held to maturity	$932,237	$(32,299)	$568,224	$(19,877)	$1,500,461	$(52,176)

Total securities	$1,191,741	$(40,753)	$579,498	$(20,267)	$1,771,239	$(61,020)

The following table identifies temporarily impaired investment securities as of December 31, 2006 segregated by length of time the securities had been in a continuous unrealized loss position.

(In thousands)	Less Than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
U.S. Government agency Bonds	$104,728	$(46)	$—	$—	$104,728	$(46)
Corporate bonds and notes	14,615	(187)	15,307	(328)	29,922	(515)
Equity securities	1,733	(61)	—	—	1,733	(61)

Total available for sale	$121,076	$(294)	$15,307	$(328)	$136,383	$(622)

Held to maturity:
Municipal bonds and notes	$56,478	$(324)	$25,815	$(462)	$82,293	$(786)
Mortgage-backed securities	295,797	(8,161)	616,885	(21,200)	912,682	(29,361)

Total held to maturity	$352,275	$(8,485)	$642,700	$(21,662)	$994,975	$(30,147)

Total securities	$473,351	$(8,779)	$658,007	$(21,990)	$1,131,358	$(30,769)

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

In accordance with applicable accounting literature, Webster must demonstrate an ability and intent to hold temporarily impaired securities until full recovery of their cost basis. Management uses both internal and external information sources to arrive at the most informed decision. This quantitative and qualitative assessment begins with a review of general market conditions and changes to market conditions, credit, investment performance and structure since the prior review period. The ability to hold temporarily impaired securities will involve a number of factors, including: forecasted recovery period based on average life; whether its return provides satisfactory carry relative to funding sources; Webster’s capital, earnings and cash flow positions; and compliance with various debt covenants, among other things. As of September 30, 2007, Webster had the ability and intent to hold all temporarily impaired securities to full recovery, which may be until maturity in the case of debt securities.

In estimating the recovery period for equity securities, the Company reviews analyst forecasts, earnings assumptions and other company specific financial performance metrics. In addition, this assessment will incorporate general market data, industry and sector cycles and related trends to determine a reasonable recovery period.

In November 2006, Webster announced its intention to securitize $1.0 billion of residential mortgage loans and hold the resulting securities in its held-to-maturity securities portfolio, primarily for collateral purposes. As of December 31, 2006, $371.1 million of these loans had been securitized and an additional $633.0 million in loans were securitized in January 2007. A separate mortgage servicing asset was not recognized in these transactions. The held-to-maturity securities were recorded at an amortized cost equal to the carrying amount of the securitized loans.

Management’s evaluation of securities’ impairment losses at September 30, 2007 began with recognition that the Federal Reserve’s Open Market Committee lowered the federal funds rate target by 50 basis points on September 18, 2007 to 4.75%. The Federal Reserve’s action appears to have been due in part to a weakening housing market, subprime mortgage problems, and the lack of liquidity in the banking system hurting investors’ ability to finance their securities positions. Restoring financial market stability and liquidity is positive for both the banking system and Webster.

Three available for sale corporate securities totaling $10.8 million at September 30, 2007, had been in an unrealized loss of position for twelve consecutive months or longer due to higher interest rates subsequent to their purchase. At September 30, 2007 the unrealized loss on these securities was $0.3 million. The Company invests in corporate securities that are investment grade, below investment grade and unrated. Securities that are below investment grade or have undergone an internal credit review. As a result of the credit review of the issuers, management has determined that there has been no deterioration in credit quality subsequent to the purchase or last review period. These securities are performing as projected. Management does not consider these investments to be other-than-temporarily impaired based on its credit reviews and Webster’s ability and intent to hold these investments to full recovery of the cost basis which may be to maturity.

Forty-nine held to maturity municipal securities totaling $20.8 million at September 30, 2007, had been in an unrealized loss position for twelve consecutive months or longer due to higher interest rates subsequent to their purchase. At September 30, 2007 the unrealized loss on these securities was $0.3 million. Most of these bonds are insured AAA rated general obligation bonds with stable ratings. There were no significant credit downgrades since the last credit review period. These securities are currently performing as anticipated. Management does not consider these investments to be other-than-temporarily impaired. Webster has the ability and intent to hold these investments to full recovery of the cost basis which may be to maturity.

At September 30, 2007, Webster had $568.2 million in held to maturity securities (including the municipal securities described above) that were in an unrealized loss position for twelve months or longer. At September 30, 2007 the unrealized loss on these securities was $19.9 million. These securities have had varying levels of unrealized loss due to higher interest rates subsequent to their purchase. Approximately 98 percent of that unrealized loss, or $19.6 million, was concentrated in 22 mortgage-backed securities held to maturity totaling $547.4 million in fair value. These securities carry AAA ratings or Agency-implied AAA credit ratings and are currently performing as expected. Management does not consider these investments to be other-than-temporarily impaired and Webster has the ability and intent to hold these investments to full recovery of the cost basis which may be to maturity. Management expects that recovery of these temporarily impaired securities will occur over the weighted-average estimated remaining life of these securities.

There were no other-than-temporary impairment write-downs of securities during the nine months ended September 30, 2007 and 2006, respectively.

NOTE 4: Loans Held for Sale

Loans held for sale had a total carrying value of $211.7 million and $354.8 million at September 30, 2007 and December 31, 2006, respectively. The composition of loans held for sale at September 30, 2007 and December 31, 2006 follows:

(Dollars in thousands)	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
Residential mortgage loans:
1-4 family units	$211,659	100.0	$261,896	73.8
Construction	—	—	91,547	25.8

Total residential mortgage loans	211,659	100.0	353,443	99.6

Consumer loans:
Home equity loans	—	—	961	0.3
Home equity lines of credit	—	—	394	0.1

Total consumer loans	—	—	1,355	0.4

Total loans held for sale	$211,659	100.0	$354,798	100.0

At September 30, 2007 and December 31, 2006, residential mortgage origination commitments totaled $241.7 million and $305.1 million, respectively. Residential commitments outstanding at September 30, 2007 consisted of fixed rate mortgages at rates ranging from 5.38% to 8.75%. Residential commitments outstanding at December 31, 2006 consisted of adjustable rate and fixed rate mortgages of $17.5 million and $287.6 million, respectively, at rates ranging from 5.50% to 8.25%. Commitments to originate loans generally expire within 60 days. At September 30, 2007 and December 31, 2006, Webster also had outstanding commitments to sell residential mortgage loans of $433.4 million and $652.4 million, respectively. See Note 15 for a further discussion of loan origination and sale commitments.

During the second quarter of 2007, a lower of cost or market adjustment of $1.2 million was recorded on the residential construction loans held for sale portfolio. This adjustment was charged to noninterest income (mortgage banking activities). Subsequent to the write-down, $96.3 million of residential construction loans that were not under contract were transferred from the held for sale portfolio to the residential mortgage portfolio. There are no residential construction loans in the held for sale portfolio at September 30, 2007 as the Company discontinued residential construction lending outside of its primary New England market area during the first quarter of 2007. During the third quarter of 2007, the Company changed its mortgage banking focus to the New England and Mid-Atlantic states with a reduced national presence. During the first quarter of 2007, the Company recorded a $700,000 write-down in value on one loan in Florida that had been classified as held for sale. This write-down was charged to noninterest income (mortgage banking activities).

NOTE 5: Loans, Net

A summary of loans, net follows:

(Dollars in thousands)	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
Residential mortgage loans:
1-4 family units	$3,452,973	27.8	$4,193,160	32.4
Construction	224,709	1.8	231,474	1.8

Total residential mortgage loans	3,677,682	29.6	4,424,634	34.2

Commercial loans:
Commercial non-mortgage	1,775,040	14.3	1,730,554	13.4
Asset-based lending	806,615	6.5	765,895	5.9
Equipment financing	980,739	7.9	889,825	6.9

Total commercial loans	3,562,394	28.7	3,386,274	26.2

Commercial real estate:
Commercial real estate	1,556,598	12.5	1,426,529	11.0
Commercial construction	339,968	2.7	478,068	3.7

Total commercial real estate	1,896,566	15.2	1,904,597	14.7

Consumer loans:
Home equity credit loans and lines of credit	3,250,817	26.2	3,173,142	24.6
Other consumer loans	33,097	0.3	34,844	0.3

Total consumer loans	3,283,914	26.5	3,207,986	24.9

Total loans	12,420,556	100.0	12,923,491	100.0
Less: allowance for loan losses	(154,532)		(147,719)

Loans, net	$12,266,024		$12,775,772

At September 30, 2007, total loans included $18.0 million of net premiums and $47.9 million of net deferred costs, compared with $24.3 million of net premiums and $44.6 million of net deferred costs at December 31, 2006. The unadvanced portions of closed loans totaled $470.2 million and $512.9 million at September 30, 2007 and December 31, 2006, respectively.

Webster’s National Wholesale Construction Lending (“NCLC”) originates loans using bank approved mortgage brokers. As of September 30, 2007, Webster held residential construction loans originated by NCLC totaling $118.1 million ($20.3 million in its primary market area and $97.8 million out of its primary market area), of which loans secured by properties in Florida total $27.9 million. As of December 31, 2006, Webster held residential construction loans originated by NCLC totaling $187.0 million ($42.8 million in its primary market area and $144.2 million out of its primary market area), of which loans secured by properties in Florida total $32.7 million. The Company has discontinued residential construction lending outside of its primary New England market area. In connection with discontinuing this activity the Company allocated $10.0 million of allowance for loan loss during the first quarter of 2007 to this portfolio and since has recorded $2.2 million in charge-offs.

At September 30, 2007 and December 31, 2006, unused portions of home equity credit lines were $2.1 billion and $2.0 billion, respectively. Unused commercial lines of credit, letters of credit, standby letters of credit, equipment financing commitments and outstanding commercial loan commitments totaled $2.7 billion at September 30, 2007 and $3.2 billion at December 31, 2006. Other consumer loan commitments totaled $15.0 million and $65.3 million at September 30, 2007 and December 31, 2006, respectively.

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

The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. At September 30, 2007, Webster’s stand-by letters of credit totaled $175.7 million. At September 30, 2007, the fair value of stand-by letters of credit is considered insignificant to the financial statements.

NOTE 6: Allowance for Credit Losses

The allowance for credit losses is maintained at a level adequate to absorb probable losses inherent in the loan portfolio and in unfunded credit commitments. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off and reduced by charge-offs on loans.

A summary of the changes in the allowance for credit losses follows:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$152,750	$156,471	$154,994	$155,632
Provisions charged to operations	15,250	3,000	22,500	8,000

Subtotal	168,000	159,471	177,494	163,632

Charge-offs	(5,007)	(3,680)	(17,370)	(8,825)
Recoveries	1,018	540	3,887	1,524

Net charge-offs	(3,989)	(3,140)	(13,483)	(7,301)

Balance at end of period	$164,011	$156,331	$164,011	$156,331

Net loan charge-offs as a percentage of average total loans (1)	0.13%	0.10%	0.15%	0.08%

(In thousands)	September 30,
	2007	2006
Components:
Allowance for loan losses	$154,532	$147,446
Reserve for unfunded credit commitments	9,479	8,885

Allowance for credit losses	$164,011	$156,331

Allowance for loan losses as a percentage of total loans	1.24%	1.13%
Allowance for credit losses as a percentage of total loans	1.32	1.20

(1)	Net loan charge-offs as a percentage of average loans is calculated by annualizing the charge off amounts for the three and nine month periods and dividing the result by average total loans for the respective periods.

NOTE 7: Goodwill and Other Intangible Assets

The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization:

(In thousands)	September 30, 2007	December 31, 2006
Balances not subject to amortization:
Goodwill	$770,596	$770,001

Balances subject to amortization:
Core deposit intangibles	40,499	49,170
Other identified intangibles	5,376	5,841

Total goodwill and other intangible assets	$816,471	$825,012

Changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

(In thousands)	Retail Banking	Commercial Banking	Total
Balance at December 31, 2006	$733,659	$36,342	$770,001
Purchase price adjustments	595	—	595

Balance at September 30, 2007	$734,254	$36,342	$770,596

The addition to goodwill is principally due to a final year earn-out of contingent consideration related to a prior business combination, partially offset by an adjustment due to the resolution of various acquisition related tax liabilities.

Amortization of intangible assets for the nine months ended September 30, 2007, totaled $9.0 million. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(In thousands)
For years ending December 31,
2007 (full year)	$11,005
2008	6,542
2009	6,358
2010	6,287
2011	6,287
Thereafter	18,366

NOTE 8: Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2007 and December 31, 2006 are summarized below. Temporary differences result from the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Due to uncertainties of realization, a valuation allowance has been established for the full amount of the net state deferred tax asset applicable to Connecticut, and for substantially all Massachusetts and Rhode Island net state deferred tax assets.

(In thousands)	September 30, 2007	December 31, 2006
Deferred tax assets:
Allowance for credit losses	$63,595	$59,876
Net operating loss and tax-credit carry forwards	32,244	27,239
Compensation and employee benefit plans	22,574	20,969
Intangible assets	2,230	3,750
Deductible acquisition costs	604	1,993
Accrued liability for unrecognized tax benefits	2,335	—
Net unrealized losses on securities available for sale	1,539	—
Other	4,663	5,612

Total deferred tax assets	129,784	119,439
Less: valuation allowance	(37,252)	(30,850)

Deferred tax assets, net of valuation allowance	92,532	88,589

Deferred tax liabilities:
Deferred loan costs	20,197	17,878
Premises and equipment	3,723	6,229
Equipment financing leases	14,277	11,303
Purchase accounting and fair-value adjustments	7,902	10,474
Net unrealized gains on securities available for sale	—	4,782
Mortgage servicing rights	1,675	2,079
Other	2,854	2,582

Total deferred tax liabilities	50,628	55,327

Deferred tax asset	$41,904	$33,262

Management believes it is more likely than not that Webster will realize its net deferred tax assets, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that any specific level of future income will be generated.

On January 1, 2007, Webster adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Tax positions must meet the more-likely-than-not recognition threshold at the effective date in order for the related tax benefits to be recognized or continue to be recognized upon adoption of FIN 48. As a result of the adoption of FIN 48, Webster recognized a $1.4 million decrease in the liability for unrecognized tax benefits, which was accounted for as an addition to the January 1, 2007, balance of retained earnings. After the impact of recognizing the decrease in the liability noted above, Webster’s net unrecognized tax benefits totaled $5.9 million. Of that amount, $3.9 million, if recognized, would affect the effective tax rate, and the remainder would reduce goodwill. Webster recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. As of the adoption date, Webster had net accrued interest expense related to unrecognized tax benefits of $639,000. At September 30, 2007, Webster had net accrued interest expense related to unrecognized tax benefits of $745,000.

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

NOTE 9: Deposits

The following table summarizes the period end balance and the composition of deposits:

(In thousands)	September 30, 2007		December 31, 2006
	Amount	Percentage of Total	Amount	Percentage of Total
Demand	$1,479,503	11.8%	$1,588,783	12.8%
NOW	1,279,702	10.2	1,385,131	11.1
Money market	2,065,474	16.4	1,908,496	15.3
Savings	2,211,125	17.6	1,985,201	15.9
Health savings accounts ("HSA")	384,323	3.1	286,647	2.3
Retail certificates of deposit	4,847,060	38.6	4,831,478	38.8
Brokered deposit	286,806	2.3	472,660	3.8

Total	$12,553,993	100.0%	$12,458,396	100.0%

Interest expense on deposits is summarized as follows:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
NOW	$1,685	$1,263	$5,104	$3,764
Money market	20,508	19,337	55,031	45,440
Savings	9,786	5,693	25,884	16,013
HSA	2,854	1,966	7,964	5,339
Retail certificates of deposit	55,605	46,723	164,367	123,386
Brokered deposit	4,046	10,076	13,447	26,063

Total	$94,484	$85,058	$271,797	$220,005

NOTE 10: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

(In thousands)	September 30, 2007		December 31, 2006
	Total Outstanding	Callable	Total Outstanding	Callable
Fixed Rate:
4.09 % to 5.27 % due in 2007	$—	$—	$650,309	$10,000
2.67 % to 5.93 % due in 2008	189,721	67,000	188,973	67,000
4.98 % to 5.96 % due in 2009	142,616	123,000	138,000	123,000
4.16 % to 8.44 % due in 2010	235,194	135,000	35,246	35,000
6.60 % to 6.60 % due in 2011	1,010	—	1,191	—
5.22 % to 5.49 % due in 2013	49,000	49,000	49,000	49,000
6.00 % to 6.00 % due in 2015	27	—	29	—
0.00 % to 5.66 % due in 2017 to 2027	2,049	—	1,264	—

	619,617	374,000	1,064,012	284,000
Unamortized premiums	9,372	—	12,560	—
Hedge accounting adjustments	(544)	—	(1,639)	—

Total advances	$628,445	$374,000	$1,074,933	$284,000

Webster Bank had additional borrowing capacity of approximately $1.3 billion from the FHLB at September 30, 2007 and $1.6 billion at December 31, 2006. Advances are secured by a blanket security agreement against certain qualifying assets, principally residential mortgage loans. At September 30, 2007 and December 31, 2006, Webster Bank had unencumbered investment securities available to secure additional borrowings. If these securities had been used to secure FHLB advances, borrowing capacity at September 30, 2007 and December 31, 2006 would have been increased by an additional $276.9 million and $849.0 million, respectively. At September 30, 2007 Webster Bank was in compliance with the FHLB collateral requirements.

NOTE 11: Securities Sold Under Agreements to Repurchase and Other Short-term Debt

The following table summarizes securities sold under agreements to repurchase and other short-term borrowings:

(In thousands)	September 30, 2007	December 31, 2006
Securities sold under agreements to repurchase	$763,894	$786,374
Federal funds purchased	96,375	81,110
Treasury tax and loan	130,000	21,097
Other	18	45

	990,287	888,626
Unamortized premiums	5,665	7,329
Hedge accounting adjustments	(1,328)	(2,749)

Total	$994,624	$893,206

The following table sets forth certain information on short-term repurchase agreements:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Quarter end balance	$277,868	$300,348
Quarter average balance	299,858	334,277
Highest month end balance during quarter	316,683	333,025
Weighted-average maturity (in months)	1.04	1.33
Weighted-average interest rate at end of period	3.02%	3.46%

NOTE 12: Shareholders’ Equity

A total of 1,156,356 and 3,130,109 shares of common stock were repurchased during the three and nine month periods ended September 30, 2007 at an average cost of $42.39 and $43.46 per common share, respectively. The following table summarizes the Company’s share repurchase activity for the nine months ended September 30, 2007.

	Share Repurchase Programs			Total
	July 2003	June 2007	Sept. 2007
Shares available to be repurchased as of January 1, 2007	1,000,902	—	—	1,000,902
Shares repurchased during the three months ended March 31, 2007	(30,000)	—	—	(30,000)

Shares available to be repurchased as of March 31, 2007	970,902	—	—	970,902
Shares granted to be repurchased under the June 2007 program		2,800,000	—	2,800,000
Shares repurchased during the three months ended June 30, 2007	(970,902)	(968,300)	—	(1,939,202)

Shares available to be repurchased as of June 30, 2007	—	1,831,700	—	1,831,700
Shares granted to be repurchased under the September 2007 program	—	—	2,700,000	2,700,000
Shares repurchased during the three months ended September 30, 2007	—	(1,152,800)	—	(1,152,800)

Shares available to be repurchased as of September 30, 2007	—	678,900	2,700,000	3,378,900

Management intends to selectively repurchase shares of common stock given the current level of the stock price. The tangible capital ratio at September 30, 2007 was 6.17% compared to 6.46% at December 31, 2006 and 5.66% at September 30, 2006. A total of 1,314,760 shares of common stock were repurchased during the first nine months of 2006 at an average cost of $46.82 per common share. Of the shares repurchased, 1,296,394 shares were repurchased as part of the July 2003 stock buyback program.

Webster does occasionally repurchase its common securities on the open market to fund equity compensation plans for its employees. Additionally, Webster repurchases its shares from employees who surrender a portion of their shares received through the Company’s stock based compensation plans to cover their associated minimum income tax liabilities. During the nine months ended September 30, 2007 and 2006, Webster repurchased 8,107 and 18,366 shares, respectively, outside of the publicly announced repurchase programs.

Accumulated other comprehensive loss is comprised of the following components:

(In thousands)	September 30, 2007	December 31, 2006
Unrealized (loss) gain on available for sale securities, net of tax	$(2,858)	$7,211
Unrealized loss upon transfer of available for sale securities to held-to-maturity, net of tax and amortization	(1,513)	(1,852)
Underfunded pension and other postretirement benefit plans, net of tax:
Net actuarial loss	(9,444)	(9,674)
Prior service cost	89	(31)
Deferred gain on hedge accounting transactions	3,467	1,022

Total	$(10,259)	$(3,324)

NOTE 13: Regulatory Matters

Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of Currency of the United States (“OCC”) require Webster and its banking subsidiary to maintain certain minimum ratios, as set forth below. At September 30, 2007, Webster and Webster Bank, were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios:

(In thousands)	Actual		Capital Requirements		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2007
Webster Financial Corporation
Total risk-based capital	$1,664,936	11.4%	$1,171,498	8.0%	$1,464,372	10.0%
Tier 1 capital	1,300,395	8.9	585,749	4.0	878,623	6.0
Tier 1 leverage capital ratio	1,300,395	8.1	641,589	4.0	801,986	5.0
Webster Bank, N.A.
Total risk-based capital	$1,595,675	11.0%	$1,159,438	8.0%	$1,449,298	10.0%
Tier 1 capital	1,231,664	8.5	579,719	4.0	869,579	6.0
Tier 1 leverage capital ratio	1,231,664	7.8	635,494	4.0	794,367	5.0

At December 31, 2006
Webster Financial Corporation
Total risk-based capital	$1,623,014	11.4%	$1,135,305	8.0%	$1,419,132	10.0%
Tier 1 capital	1,264,256	8.9	567,653	4.0	851,479	6.0
Tier 1 leverage capital ratio	1,264,256	7.4	681,379	4.0	851,724	5.0
Webster Bank, N.A.
Total risk-based capital	$1,575,200	11.3%	$1,119,939	8.0%	$1,399,924	10.0%
Tier 1 capital	1,220,205	8.7	559,970	4.0	839,954	6.0
Tier 1 leverage capital ratio	1,220,205	7.2	673,692	4.0	842,115	5.0

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

Three months ended September 30, 2007

(In thousands)	Retail Banking	Commercial Banking	Other	Consolidated Total
Net interest income (loss)	$100,027	$35,630	$(8,598)	$127,059
Provision for credit losses	3,923	6,583	4,744	15,250

Net interest income (loss) after provision	96,104	29,047	(13,342)	111,809
Noninterest income	48,884	7,132	4,219	60,235
Noninterest expense	100,660	18,138	2,878	121,676

Income (loss) before income taxes	44,328	18,041	(12,001)	50,368
Income tax expense (benefit)	13,614	5,532	(3,746)	15,400

Net income (loss)	$30,714	$12,509	$(8,255)	$34,968

Total assets at period end	$9,081,865	$4,441,412	$3,322,130	$16,845,407

Three months ended September 30, 2006

(In thousands)	Retail Banking	Commercial Banking	Other	Consolidated Total
Net interest income (loss)	$97,143	$34,061	$(8,768)	$122,436
Provision for credit losses	2,954	6,581	(6,535)	3,000

Net interest income (loss) after provision	94,189	27,480	(2,233)	119,436
Noninterest income	44,643	5,279	(43,075)	6,847
Noninterest expense	92,331	16,085	7,434	115,850

Income (loss) before income taxes	46,501	16,674	(52,742)	10,433
Income tax expense (benefit)	12,843	4,604	(16,011)	1,436

Net income (loss)	$33,658	$12,070	$(36,731)	$8,997

Total assets at period end	$10,403,468	$4,314,979	$3,420,367	$18,138,814

Nine months ended September 30, 2007

(In thousands)	Retail Banking	Commercial Banking	Other	Consolidated Total
Net interest income (loss)	$299,896	$104,875	$(19,278)	$385,493
Provision for credit losses	11,701	20,107	(9,308)	22,500

Net interest income (loss) after provision	288,195	84,768	(9,970)	362,993
Noninterest income	147,215	20,153	14,273	181,641
Noninterest expense	316,720	54,132	20,195	391,047

Income (loss) before income taxes	118,690	50,789	(15,892)	153,587
Income tax expense (benefit)	37,183	15,911	(4,978)	48,116

Net income (loss)	$81,507	$34,878	$(10,914)	$105,471

Total assets at period end	$9,081,865	$4,441,412	$3,322,130	$16,845,407

Nine months ended September 30, 2006

(In thousands)	Retail Banking	Commercial Banking	Other	Consolidated Total
Net interest income (loss)	$293,313	$100,012	$(13,925)	$379,400
Provision for credit losses	9,054	19,093	(20,147)	8,000

Net interest income (loss) after provision	284,259	80,919	6,222	371,400
Noninterest income	136,575	19,473	(36,931)	119,117
Noninterest expense	275,449	48,204	28,686	352,339

Income (loss) before income taxes	145,385	52,188	(59,395)	138,178
Income tax expense (benefit)	44,386	15,933	(18,133)	42,186

Net income (loss)	$100,999	$36,255	$(41,262)	$95,992

Total assets at period end	$10,403,468	$4,314,979	$3,420,367	$18,138,814

Retail Banking includes deposit activities, distribution network costs, business and professional banking, consumer lending, residential mortgage, mortgage banking, wealth management and insurance. For the nine months ended September 30, 2007, the increase in noninterest income is primarily due to deposit services fees reflecting an increased contribution from HSA Bank, a division of Webster Bank, the recent implementation of a new consumer fee structure and growth in NSF and Debit Card fees, as well as investment service fee income due to business growth. The increase in noninterest expense is primarily attributable to increases in retail distribution costs associated with the acquisition of NewMil, HSA Bank expenses, write-off of software development costs due to the cancellation of a technology project, the ongoing build out of the compliance function, costs related to closing the remaining operations of People’s Mortgage Corporation and severance-related charges from ongoing line of business restructuring.

Commercial Banking includes middle market, commercial real estate, asset-based lending, equipment financing, insurance premium financing and cash management. Net income decreased $1.4 million for the nine months ended September 30, 2007 when compared to the comparable period in 2006. The decreases are attributable to increases in noninterest expense, primarily due to higher compensation and benefits costs and increases in overhead costs. Offsetting the decreases in net income are increases in net interest income due to loan growth in commercial and commercial real estate loans.

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

NOTE 15: Derivative Financial Instruments

At September 30, 2007, there were outstanding interest rate swaps with a total notional amount of $552.5 million which are used to hedge FHLB advances, repurchase agreements and long-term debt (subordinated notes and senior notes). The swaps are used to transform the debt from fixed rate to floating rate and qualify for fair value hedge accounting under SFAS No. 133. Of the total, $202.5 million of the interest rate swaps mature in 2008, $200.0 million in 2013 and $150.0 million in 2014, with an equal amount of the hedged debt also maturing on these dates. At December 31, 2006, there were outstanding interest rate swaps with a notional amount of $752.5 million.

Webster transacts certain derivative products with its customer base, primarily interest rate swaps and, to a lesser extent, interest rate caps. These customer derivatives are offset with matching derivatives with other counterparties in order to minimize risk. Exposure with respect to these derivatives is largely limited to nonperformance by either the customer or the other counterparty. The notional amount of customer derivatives and the related counterparty derivatives each totaled $310.9 million at September 30, 2007 and $274.5 million at December 31, 2006. The customer derivatives and the related counterparty derivatives are marked to market and any difference is reflected in noninterest income.

The fair values and notional amounts of derivatives at September 30, 2007 and December 31, 2006 are summarized below:

(In thousands)	September 30, 2007			December 31, 2006
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain	(Loss)		Gain	(Loss)
Asset and liability management positions
Interest rate swaps:
Receive fixed/pay floating	$552,526	$—	$(11,260)	$752,526	$—	$(15,711)

Customer related positions
Interest rate swaps:
Receive fixed/pay floating	(271,076)	1,311	(887)	(221,913)	1,406	(2,774)
Receive floating/pay fixed	271,105	2,887	(1,536)	221,908	3,286	(383)

Total interest rate swaps position		4,198	(2,423)		4,692	(3,157)

Counterparty offset		—	19		—	24

Total interest rate swaps position, net		4,198	(2,404)		4,692	(3,133)

Interest rate caps:
Written options	(39,787)	—	(79)	(52,615)	—	(92)
Purchased options	39,787	79	—	52,615	92	—

Total interest rate cap position		79	(79)		92	(92)
Counterparty offset		(19)	—		(24)	—

Total interest rate cap position, net		60	(79)		68	(92)

Total customer related positions		4,258	(2,483)		4,760	(3,225)

Total derivative positions		$4,258	$(13,743)		$4,760	$(18,936)

Certain derivative instruments, primarily forward sales of mortgage backed securities (“MBS”), are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding a single-family residential mortgage loan, an interest-rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster Bank is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At September 30, 2007, outstanding rate locks totaled approximately $241.7 million and the outstanding commitments to sell residential mortgage loans totaled $433.4 million. Forward sales, which include mandatory forward commitments of approximately $410.2 million and best efforts forward commitments of approximately $23.2 million at September 30, 2007, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. Webster Bank will still have certain execution risk, that is, risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell.

The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings. Loans held for sale are carried at the lower of aggregate cost or fair value.

NOTE 16: Pension and Other Benefits

The following table provides information regarding net benefit costs for the periods shown:

(In thousands)

	Pension Benefits		Other Benefits
Three months ended September 30,	2007	2006	2007	2006
Service cost	$1,997	2,054	$—	—
Interest cost	1,575	1,550	88	70
Expected return on plan assets	(2,323)	(1,846)	—	—
Transition obligation	—	(6)	—	—
Amortization of prior service cost	28	43	12	18
Amortization of the net loss	76	449	—	(33)

Net periodic benefit cost	$1,353	2,244	$100	55

(In thousands)

	Pension Benefits		Other Benefits
Nine months ended September 30,	2007	2006	2007	2006
Service cost	$5,652	6,504	$—	—
Interest cost	4,803	4,610	264	190
Expected return on plan assets	(6,711)	(5,554)	—	—
Transition obligation	—	(19)	—	—
Amortization of prior service cost	84	129	36	54
Amortization of the net loss	230	1,380	—	11

Net periodic benefit cost	$4,058	7,050	$300	255

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

In conjunction with the acquisition of FIRSTFED AMERICA BANCORP, INC. (“FIRSTFED”) in May 2004, Webster assumed the obligations of the FIRSTFED pension plan. The plan was not merged into the Webster Bank Pension Plan, but instead will continue to be included in the multiple-employer plan administered by Pentegra (the “Fund”). The Fund does not segregate the assets or liabilities of its participating employers in the on-going administration of this plan and accordingly, disclosure of FIRSTFED accumulated vested and nonvested benefits is not possible. Webster has made $1.0 million in contributions in the first nine months and estimates it will make approximately $2.6 million in total contributions during calendar year 2007.

In conjunction with the acquisition of NewMil Bancorp, Inc. (“NewMil”) in October 2006, Webster assumed the obligations of the New Milford Savings Bank Defined Benefit Pension Plan. On July 31, 2007, the New Milford Savings Bank Defined Benefit Pension Plan was merged into the Webster Bank Pension Plan.

NOTE 17: Other Comprehensive Income

The following table summarizes the components of other comprehensive income:

	Three Months ended September 30,
	2007			2006
(In thousands)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Other comprehensive (loss) income:
Deferred gain on derivatives sold	$(100)	$35	$(65)	$—	$—	$—
Net unrealized (loss) gain on securities available for sale	(8,784)	3,289	(5,495)	25,298	(9,180)	16,118
Loss on write-down of securities available for sale included in net income		—	—	48,879	(17,111)	31,768
Amortization of deferred hedging gain	(63)	22	(41)	(64)	22	(42)
Amortization of unrealized loss on securities transferred to held to maturity	214	(75)	139	280	(98)	182
Amortization of net actuarial loss and prior service cost	178	(62)	116	—	—	—

Total other comprehensive (loss) income	$(8,555)	$3,209	$(5,346)	$74,393	$(26,367)	$48,026

	Nine Months ended September 30,
	2007			2006
(In thousands)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Other comprehensive (loss) income:
Deferred gain on derivatives sold	$3,955	$(1,384)	$2,571	$—	$—	$—
Net unrealized (loss) gain on securities available for sale	(16,391)	6,322	(10,069)	2,475	(1,191)	1,284
Loss on write-down of securities available for sale included in net income	—	—	—	48,879	(17,111)	31,768
Amortization of deferred hedging gain	(194)	68	(126)	(194)	68	(126)
Amortization of unrealized loss on securities transferred to held to maturity	522	(183)	339	803	(281)	522
Amortization of net actuarial loss and prior service cost	538	(188)	350	—	—	—

Total other comprehensive (loss) income	$(11,570)	$4,635	$(6,935)	$51,963	$(18,515)	$33,448

NOTE 18: Accounting Adjustment

During the second quarter of 2007, management identified an error related to an unintentional over-accrual of insurance revenues between 2002 and 2005, caused by the accrual of direct bill revenues at a rate greater than ultimate collections. The effect was not material in any one period and resulted in a cumulative over-accrual of approximately $4.2 million or $2.7 million after-tax. Management evaluated the financial statement impact of this error and recorded a cumulative decrease to opening retained earnings of $2.7 million, as well as a $4.2 million reduction in other assets for the over-accrual and a $1.5 million decrease in deferred tax asset, net for the related tax effect. The adjustment had no effect on the consolidated statements of income for any of the periods presented herein.

NOTE 19: Recent Accounting Pronouncements

On June 14, 2007, the EITF reached a final consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. This consensus was ratified by the FASB on June 27, 2007. This Issue states that tax benefits received on dividends paid to employees associated with their unvested stock compensation awards should be recorded in additional-paid-in-capital (APIC) for awards expected to vest. Currently, such dividends are a permanent tax deduction reducing the annual effective income tax rate. This Issue also requires that such tax benefits be reclassified between APIC and income tax expense in subsequent periods for any changes in forfeiture estimates. Tax benefits for dividends recorded to APIC would be available to absorb future stock compensation tax deficiencies. This Issue is to be applied prospectively to dividends declared in fiscal years beginning after December 15, 2007. Retrospective application of this Issue is prohibited. This EITF is not expected to have a material effect on Webster’s financial statements.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115 to permit measurement of recognized financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses on items for which the fair value option has been taken are reported in earnings at each subsequent reporting date. Upfront costs and fees related to items reported under the fair value option are recognized in earnings as incurred and not deferred. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Because SFAS 159 permits management to determine which, if any, financial assets and liabilities to measure at fair value, Webster’s management is currently evaluating what, if any, impact the adoption of SFAS 159 will have on Webster’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Webster is currently evaluating the potential impact of adopting SFAS 157.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions or APB Opinion No. 12, Omnibus Opinion — 1967. The provisions of EITF 06-4 are effective for Webster on January 1, 2008 and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or through retrospective application to all prior periods. Webster is currently evaluating the financial statement impact of adoption of EITF 06-4.

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

Description of Business

Webster Financial Corporation (“Webster” or the “Company”), a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Delaware in 1986. Webster, on a consolidated basis, at September 30, 2007 had assets of $16.8 billion and shareholders’ equity of $1.8 billion. Webster’s principal assets are all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”), and Webster Insurance, Inc. (“Webster Insurance”). Webster, through its various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout southern New England and eastern New York State, and equipment financing, asset-based lending, mortgage origination and insurance premium financing throughout the United States. Webster Bank provides commercial banking, retail banking, health savings accounts (“HSAs”), consumer financing, mortgage banking, trust and investment services through 179 banking offices, 340 ATMs, and its Internet website (www.websteronline.com). Webster is a bank holding company and is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act. As such the Federal Reserve is Webster’s primary regulator, and Webster is subject to extensive regulation, supervision and examination by the Federal Reserve. Webster Bank is regulated by the Office of the Comptroller of the Currency (“OCC”). Webster’s common stock is traded on the New York Stock Exchange under the symbol of “WBS.” Webster’s financial reports can be accessed through its website within 24 hours of filing with the Securities and Exchange Commission (“SEC”).

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

RESULTS OF OPERATIONS

Summary

Webster’s net income was $35.0 million for the three months ended September 30, 2007, compared to $9.0 million for the three months ended September 30, 2006. Net income per diluted share was $0.64 for the three months ended September 30, 2007 compared to $0.17 for the comparable period in 2006. For the nine months ended September 30, 2007, Webster’s net income was $105.5 million compared to $96.0 million for the comparable period in 2006, an increase of 9.9%. Net income per diluted share was $1.89 for the nine months ended September 30, 2007 compared to $1.80 for the comparable period in 2006. Results for the three and nine months ended September 30, 2007 includes an increase in the provision for credit losses of $11.0 million ($7.6 million net of tax or $0.14 per diluted share). $11.0 million of the provision recorded in the third quarter of 2007 was applicable to the Company’s home equity loans and lines of credit portfolio, based on management’s analysis of third quarter data. This analysis indicated a higher level of estimated losses inherent in this portfolio based on recent adverse trends in credit quality, including increases in delinquencies and nonaccrual loans in this portfolio during the month of September 2007 most particularly for loans originated with high combined loan to value ratios or without income verification. The year-over-year increase in net income is also attributable to a prior year loss on the write-down of available for sale mortgage-backed securities (MBS) of $48.9 million ($31.8 million after tax or $0.60 per common share) that was recorded in the third quarter of 2006. Excluding the prior year write-down, net income decreased by $5.8 million and $22.3 million for the three and nine months ended September 30, 2007, respectively, when compared to the same periods in 2006. The year over year decrease, excluding the prior year write-down, is primarily attributable to the $11.0 million increase in the provision for loan losses as described above, $8.9 million ($5.8 million net of taxes) in redemption premiums and unamortized issuance costs related to the redemption of Webster Capital Trust I and II securities, closing costs of $2.3 million ($1.5 million, net of taxes) related to the remaining operations of PMC, severance related charges from ongoing restructuring in insurance and other lines of business of $4.5 million ($2.9 million, net of taxes), the write-off of software development costs of $3.4 million ($2.2 million, net of taxes) and $1.6 million ($1.1 million, net of taxes) related to the write down in value of various residential construction loans classified as held for sale, partially offset by a $2.1 million ($1.4 million net of taxes) gain on positions in Webster Capital Trust I and II securities that were redeemed by Webster.

The Company completed its previously announced strategic and organizational reviews during the second quarter of 2007. The goal of the strategic review was to look at the bank and all lines of business and focus on core competencies, identify operational efficiencies, and position Webster to realize its vision of becoming New England’s bank. This required evaluating the contribution, growth potential, fit and alignment of each segment and line of business with the Company’s goals and mission. In the first quarter of 2007, the Company announced a decision to close People’s Mortgage Company; terminate mezzanine lending operations (Webster Growth Capital); discontinue construction lending outside of its primary New England market area (National Construction Lending); restructure its insurance operations; and outsource the back office operations of Webster Investment Services.

Additional outcomes that the Company announced as part of its second quarter 2007 earnings call included:

•	A decision to focus on in-market and contiguous franchise growth.

•	Future lending relationships outside the Northeast will be direct.

•	Mortgage banking

•	Focus will be on the New England and Mid-Atlantic states with reduced national presence.

•	Insurance

•	The Company is exploring strategic alternatives for Webster Insurance that may result in its sale and ideally would include a partnership to continue to sell insurance products.

•	HSA Bank

•	The Company is evaluating strategic alliances as well as additional investment in HSA Bank to continue capturing a high market share in the fast-growing health savings account deposit segment.

In addition, the Company announced its intent to open two new branch locations in the fourth quarter of 2007 (East Longmeadow, MA and Woodbridge, CT), and currently anticipates opening approximately six new locations in 2008. Two new branches (New Rochelle, NY and Longmeadow, MA) were opened during the third quarter of 2007. The Company intends to optimize its existing franchise by combining certain offices into stronger locations and using efficiency gained to fund investment in de novo branches. The Company has also detailed a facilities strategy to consolidate back office operations into one location and a regional hub approach to consolidate facilities in certain cities, which is expected to occur over the next 2 years.

The stated goal of the organizational review, which was announced on February 28, 2007, was to implement a structure that will result in a more efficient and effective organization. The organizational review resulted in the creation of: an Office of the Chairman; an Executive Management Committee; a new position – the Chief Administrative Officer, who is responsible for all shared services functions; restructuring and streamlining of governance committees and layers of management; and a restructured approach to risk management that distinctly addresses credit, operating and interest rate risk.

Selected financial highlights are presented in the following table.

	At or for the Three months ended September 30,		At or for the Nine months ended September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Earnings and Per Share Data
Net interest income	$127,059	$122,436	$385,493	$379,400
Total noninterest income	60,235	6,847	181,641	119,117
Total noninterest expense	121,676	115,850	391,047	352,339
Net income	34,968	8,997	105,471	95,992

Net income per diluted common share	$0.64	$0.17	$1.89	$1.80
Dividends declared per common share	0.30	0.27	0.87	0.79
Book value per common share	33.73	32.02	33.73	32.02
Tangible book value per common share	18.77	19.11	18.77	19.11

Diluted shares (average)	54,259	52,871	55,753	53,276

Selected Ratios
Return on average assets	0.83%	0.20%	0.83%	0.72%
Return on average shareholders' equity	7.63	2.17	7.50	7.70
Net interest margin	3.38	3.01	3.42	3.13
Efficiency ratio (a)	64.96	89.61	68.95	70.68
Tangible capital ratio	6.17	5.66	6.17	5.66

(a)	Noninterest expense as a percentage of net interest income plus noninterest income.

Net Interest Income

Net interest income, which is the difference between interest earned on loans, investments and other interest earning assets and interest paid on deposits and borrowings, totaled $127.1 million for the three months ended September 30, 2007, compared to $122.4 million for the comparable period in 2006, an increase of $4.7 million or 3.8%. For the nine months ended September 30, 2007 net interest income totaled $385.5 million compared to $379.4 million for the comparable period in 2006, an increase of $6.1 million or 1.6%.

The increase in net interest income is largely due to Webster’s balance sheet repositioning actions as proceeds from the sale of securities were used to pay down high cost borrowings. For the three months ending September 30, 2007, the yield on interest earning assets increased 30 basis points while the cost of interest bearing liabilities decreased by 6 basis points compared to the same period in 2006. The decreased yield on interest bearing liabilities is attributable to decreases on long-term debt and FHLB borrowings. For the nine months ending September 30, 2007, the yield on interest earning assets rose 48 basis points while the cost of interest bearing liabilities rose 22 basis points compared to the same period in 2006. As a result, the net interest margin for the three months ended September 30, 2007 was 3.38%, an increase of 37 basis points from the comparable period in 2006. For the nine months ended September 30, 2007, the net interest margin was 3.42%, an increase of 29 basis points from the comparable period in 2006.

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

	Three months ended September 30, 2007 vs. 2006 Increase (decrease) due to			Nine months ended September 30, 2007 vs. 2006 Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$4,798	(7,045)	(2,247)	$20,551	(5,968)	14,583
Loans held for sale	(64)	314	250	498	6,764	7,262
Securities and short-term investments	5,292	(11,514)	(6,222)	12,349	(32,932)	(20,583)

Total interest income	10,026	(18,245)	(8,219)	33,398	(32,136)	1,262

Interest on interest-bearing liabilities:
Deposits	6,285	3,141	9,426	41,376	10,416	51,792
Borrowings	846	(23,612)	(22,766)	5,721	(63,367)	(57,646)

Total interest expense	7,131	(20,471)	(13,340)	47,097	(52,951)	(5,854)

Net change in net interest income	$2,895	2,226	5,121	$(13,699)	20,815	7,116

Interest Income

Interest income, on a fully tax-equivalent basis, for the three months ended September 30, 2007 decreased $8.2 million, or 3.1%, from the comparable period in 2006, and for the nine months ended September 30, 2007, rose $1.3 million, or 0.2%, from the comparable period in 2006. For the nine months ended September 30, 2007 the increase in short-term interest rates had a favorable impact on interest sensitive loans as well as higher rates on new volumes. Partially offsetting the impact of higher short term rates were lower loan and securities balances. The year to date average balance for loans was $12.4 billion, a decrease of 1.6% from $12.6 billion for the comparable period in 2006 and the year to date average balance for securities was $2.4 billion, a decrease of 31.2% from $3.5 billion for the comparable period in 2006.

The yield on interest-earning assets for the nine months ended September 30, 2007 increased 48 basis points from the comparable period in 2006. The increase reflects the rising interest rate environment in these periods and the reduction in low yielding assets.

The loan portfolio yield for the nine months ended September 30, 2007 increased 27 basis points to 6.78% and comprised 81.2% of average interest-earning assets compared to a loan portfolio yield of 6.51% and comprising 77.0% of average interest- earning assets for the nine months ended September 30, 2006.

Interest Expense

Interest expense for the three months ended September 30, 2007 decreased $13.3 million, or 9.7%, from the comparable period in 2006 primarily due to lower FHLB borrowings. For the nine months ended September 30, 2007, interest expense decreased $5.9 million, or 1.6%, from the comparable period in 2006. The decrease for the nine months was primarily due to lower borrowings, primarily FHLB borrowings, offset by rising short-term interest rates and continued consumer preference for higher yielding certificates of deposit and money market savings accounts.

The cost of interest bearing liabilities was 3.32% for the three months ended September 30, 2007, a decrease of 6 basis points compared to 3.38% for the comparable period in 2006. For the nine months ended September 30, 2007, the cost of interest bearing liabilities was 3.29%, an increase of 22 basis points from 3.07% for the comparable period in 2006. Deposit costs for the nine months ended September 30, 2007 increased to 2.91% from 2.46%, an increase of 45 basis points from the comparable period in 2006. Total borrowing rates for the nine months ended September 30, 2007 increased 50 basis points to 5.36% from 4.86% for the comparable period in 2006.

The following summarizes the major categories of assets and liabilities together with their respective interest income or expense and the rates earned or paid by Webster.

	Three months ended September 30,
	2007			2006
(In thousands)	Average Balance	Interest (a)	Average Yields (a)	Average Balance	Interest (a)	Average Yields (a)
Assets
Interest-earning assets:
Loans	$12,390,191	$212,847	6.80%	$12,813,385	$215,094	6.65%
Securities (b)	2,470,938	35,783	5.79	3,347,060	43,000	5.06
Loans held for sale	297,330	4,616	6.21	277,181	4,366	6.30
Short-term investments	91,362	1,185	5.08	18,484	190	4.02

Total interest-earning assets	15,249,821	254,431	6.61	16,456,110	262,650	6.31
Noninterest-earning assets	1,597,950			1,496,171

Total assets	$16,847,771			$17,952,281

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$1,512,450	$—	—%	$1,451,171	$—	—%
Savings, NOW & money market deposits	5,909,836	34,832	2.34	5,445,159	28,258	2.06
Certificates of deposit	5,224,511	59,652	4.53	5,308,496	56,800	4.23

Total interest-bearing deposits	12,646,797	94,484	2.96	12,204,826	85,058	2.76

Federal Home Loan Bank advances	589,427	6,906	4.58	2,069,417	26,328	4.98
Repurchase agreements and other short-term debt	949,452	10,733	4.42	1,215,371	13,764	4.43
Other long-term debt	661,075	12,444	7.53	627,379	12,757	8.13

Total borrowings	2,199,954	30,083	5.40	3,912,167	52,849	5.31

Total interest-bearing liabilities	14,846,751	124,567	3.32	16,116,993	137,907	3.38

Noninterest-bearing liabilities	159,375			165,298

Preferred stock of subsidiary corporation	9,577			9,577

Shareholders’ equity	1,832,068			1,660,413

Total liabilities and shareholders’ equity	$16,847,771			$17,952,281

Fully tax-equivalent net interest income		129,864			124,743
Less: tax equivalent adjustments		(2,805)			(2,307)

Net interest income		$127,059			$122,436

Interest-rate spread			3.29%			2.93%
Net interest margin (b)			3.38%			3.01%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, unrealized losses of $0.5 million and $51.1 million for 2007 and 2006, respectively, are excluded from the average balance for rate calculations.

	Nine months ended September 30,
	2007			2006
(In thousands)	Average Balance	Interest (a)	Average Yields (a)	Average Balance	Interest (a)	Average Yields (a)
Assets
Interest-earning assets:
Loans	$12,380,468	$632,348	6.78%	$12,611,701	$617,765	6.51%
Securities (b)	2,402,321	105,023	5.84	3,490,595	127,810	4.81
Loans held for sale	390,651	18,284	6.24	245,559	11,022	5.98
Short-term investments	73,122	2,913	5.25	24,038	709	3.89

Total interest-earning assets	15,246,562	758,568	6.61	16,371,893	757,306	6.13
Noninterest-earning assets	1,598,840			1,498,577

Total assets	$16,845,402			$17,870,470

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$1,511,333	$—	—%	$1,453,435	$—	—%
Savings, NOW & money market deposits	5,733,793	93,982	2.19	5,375,789	70,555	1.75
Certificates of deposit	5,256,838	177,815	4.52	5,122,366	149,450	3.89

Total interest-bearing deposits	12,501,964	271,797	2.91	11,951,590	220,005	2.46

Federal Home Loan Bank advances	743,770	26,490	4.70	2,235,163	76,153	4.49
Repurchase agreements and other short-term debt	970,515	33,208	4.51	1,244,686	38,200	4.05
Other long-term debt	591,331	33,650	7.59	632,257	36,641	7.73

Total borrowings	2,305,616	93,348	5.36	4,112,106	150,994	4.86

Total interest-bearing liabilities	14,807,580	365,145	3.29	16,063,696	370,999	3.07

Noninterest-bearing liabilities	154,169			134,520

Preferred stock of subsidiary corporation	9,577			9,577

Shareholders’ equity	1,874,076			1,662,677

Total liabilities and shareholders’ equity	$16,845,402			$17,870,470

Fully tax-equivalent net interest income		393,423			386,307
Less: tax equivalent adjustments		(7,930)			(6,907)

Net interest income		$385,493			$379,400

Interest-rate spread			3.32%			3.06%
Net interest margin			3.42%			3.13%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, unrealized gains of $5.6 million and unrealized losses of $51.9 million for 2007 and 2006, respectively, are excluded from the average balance for rate calculations.

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

The provision for credit losses was $15.3 million for the three months ended September 30, 2007, an increase of $12.3 million compared to $3.0 million from the comparable period in 2006. For the nine months ended September 30, 2007, the provision was $22.5 million, an increase of $14.5 million from $8.0 million in the comparable period in 2006. The provision recorded in the third quarter of 2007 includes $11.0 million applicable to the Company’s home equity loans and lines of credit portfolio, based on management’s analysis of third quarter data. This analysis indicated a higher level of estimated losses inherent in this portfolio based on recent adverse trends in credit quality, including increases in delinquencies and nonaccrual loans in this portfolio during the month of September 2007 most particularly for loans originated with high combined loan to value ratios or without income verification.

Net charge-offs for the three months ended September 30, 2007 were $4.0 million compared to $3.1 million for the comparable period in 2006. For the nine months ended September 30, 2007, net charge-offs were $13.5 million compared to $7.3 million for the comparable period in 2006. Included in the net charge-offs for the nine months ended September 30, 2007 is $2.2 million related to 13 residential construction loans in Florida for which management has determined a high probability of loss based on borrower delinquency and market deterioration. The annualized net charge-off ratio for the three months ended September 30, 2007 was 0.13% of average total loans, compared to 0.10% for the comparable period in 2006. Included in net charge-offs in the third quarter of 2007 were $0.5 million of consumer overdraft losses. Prior to the second quarter of 2007, overdraft losses were shown as a reduction of deposit fee income. Uncollected fees related to overdraft amounts continue to be charged against deposit service fees.

Webster’s National Wholesale Construction Lending (“NCLC”) originates loans using bank approved mortgage brokers. As of September 30, 2007, Webster held residential construction loans originated by NCLC totaling $118.1 million ($20.3 million in its primary market area and $97.8 million out of its primary market area), of which loans secured by properties in Florida total $27.9 million. As of December 31, 2006, Webster held residential construction loans originated by NCLC totaling $187.0 million ($42.8 million in its primary market area and $144.2 million out of its primary market area), of which loans secured by properties in Florida total $32.7 million. The Company has discontinued residential construction lending outside of its primary New England market area. In connection with discontinuing this activity the Company allocated $10.0 million during the first quarter of 2007 in reserves to offset potential exposure in this portfolio and since has recorded $2.2 million in charge-offs.

The allowance for credit losses, which is comprised of the allowance for loan losses and the reserve for unfunded commitments, totaled $164.0 million, or 1.32% of total loans at September 30, 2007, and $155.0 million, or 1.20% of total loans at December 31, 2006. The allowance for loan losses totaled $154.5 million or 1.24% of total loans at September 30, 2007 and $147.7 million or 1.14% of total loans at December 31, 2006 and represented 162.1% and 250.7% of nonperforming loans, respectively.

For further information, see “Loan Portfolio Review and Allowance for Credit Losses Methodology”, included in the “Financial Condition – Asset Quality” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 40 through 43 of this report.

Noninterest Income

Total noninterest income, was $60.2 million for the three months ended September 30, 2007, an increase of $53.4 million and for the nine months ended September 30, 2007 was $181.6 million, an increase of $62.5 million from the comparable period in the prior year. The quarterly and year to date increase when compared to the same periods in 2006 are primarily due to a prior year loss on the write-down of available for sale mortgage-backed securities of $48.9 million. Excluding the prior year write-down, total noninterest income for the three months ended September 30, 2007 increased $4.5 million, or 8.1%, from the comparable period in 2006. For the nine months ended September 30, 2007, excluding the prior year write-down, noninterest income increased $13.6 million, or 8.1% from the comparable period in 2006. The increase for the three months ended September 30, 2007 is primarily attributable to a $4.7 million increase in deposit service fees reflecting debit card interchange income and the implementation during the year of a new consumer fee structure and a $2.0 million increase in mortgage banking activities offset by a $1.8 million decrease in the gain on the sales of securities. The increase in noninterest income for the nine months ended September 30, 2007 when compared to the same period in 2006, was primarily due to increases in deposit service fees and a gain on the redemption of Webster Capital Trust I and II securities during the second quarter of 2007, in addition to increased fees from mortgage banking activities and the wealth and investment services lines of businesses partially offset by decreases in insurance revenue and the net gain on securities transactions.

Noninterest Expenses

Total noninterest expenses for the three months ended September 30, 2007 were $121.7 million, an increase of $5.8 million, or 5.0%, from the comparable period in 2006 and for the nine months ended September 30, 2007 were $391.0 million, up $38.7 million, or 11.0%, from the comparable period in 2006. Contributing to the increases when comparing the three months ended September 30, 2007 with the comparable period in 2006 were $4.9 million related to compensation costs, $1.2 million in furniture and equipment costs and $0.5 million in severance-related charges offset by $0.9 million in lower intangible amortization costs. Contributing to the higher compensation was HSA Bank, compliance and regulatory areas and a reduction in the deferral of salaries related to loan origination costs and other expenses.

Contributing to the increases when comparing the nine months ended September 30, 2007 with the comparable period in 2006 were $8.9 million of debt prepayment expenses related to redemption premiums and unamortized issuance costs, $10.6 million related to compensation and benefit costs, severance-related charges of $4.6 million primarily related to restructuring in conjunction with the Company’s strategic and organizational review, $3.4 million related to the write-off of software development costs and $2.3 million of closing costs related to PMC. As part of Webster’s previously announced strategic review process, the Company determined in the first quarter of 2007, that PMC’s operations no longer fit Webster’s core business model. This determination led to the decision to close PMC’s remaining operations. The closing costs relate primarily to severance, lease termination and other transaction costs. Other factors include increases in furniture and equipment, occupancy, and broker and referral fees offset by lower intangible amortization costs. The increases in compensation and benefits are primarily due to investments in people as discussed above.

Income Taxes

Income tax expense for the three and nine months ended September 30, 2007 is higher than the comparable prior year period primarily due to a higher level of income before taxes. The effective tax rates for the nine months ended September 30, 2007 and 2006 were 31.3% and 30.5%, respectively. The increase in the effective tax rate reflects the effects of an increase in pre-tax income combined with higher state and local tax expense, offset by higher levels of tax-exempt interest income and non-taxable increase in cash surrender value of life insurance in 2007, as compared to 2006.

Financial Condition

Webster had total assets of $16.8 billion at September 30, 2007, compared with $17.1 billion at December 31, 2006. Total loans declined by $502.9 million, or 3.9%, from December 31, 2006 and $601.2 million, or 4.6%, from September 30, 2006. The decline is principally due to the residential loan securitization that took place in the fourth quarter of 2006 and the first quarter of 2007. At the same time, total deposits increased $95.6 million, or 0.8%, from December 31, 2006 and $249.9 million, or 2.0%, from September 30, 2006. Webster’s loan to deposit ratio declined to 98.9% at September 30, 2007 compared with 103.7% and 105.8% at December 31, 2006 and September 30, 2006, respectively.

At September 30, 2007, total shareholders’ equity of $1.8 billion represented a net decrease of $69.1 million from December 31, 2006. The change in equity for the nine months ended September 30, 2007 consisted of net income of $105.5 million, $13.9 million related to stock options exercised, stock based compensation and the related tax benefits, $2.6 million related to deferred gains on derivatives sold, $1.4 million resulting from the adoption of FIN 48, $1.6 million relating to business combination contingent consideration payments and $0.6 million of other miscellaneous amounts, more than offset by $48.5 million of dividends to common shareholders, $136.0 million to repurchase shares of common stock and a $10.1 million unfavorable change in unrealized losses on the available for sale securities portfolio (net of tax). At September 30, 2007, the tangible capital ratio was 6.17%, compared to 6.46% at December 31, 2006 and 5.66% at September 30, 2006.

Securities Portfolio

Webster maintains an investment securities portfolio that is primarily structured to provide a source of liquidity for its operating needs, to generate interest income and provide a means to balance interest rate sensitivity. At September 30, 2007, the investment securities portfolio totaled $2.5 billion, or 14.9% of total assets, an increase from $2.0 billion, or 11.5% of total assets, at December 31, 2006 and a decrease from $3.3 billion, or 18.3% of total assets, at September 30, 2006.

Loan Portfolio

At September 30, 2007, total loans were $12.4 billion, down $502.9 million from December 31, 2006. The decrease is primarily due to the securitization of $633 million of residential mortgage loans, partially offset by growth in commercial and commercial real estate loans.

Commercial loans (including commercial real estate) represented 43.9% of the loan portfolio at September 30, 2007, up from 40.9% at December 31, 2006, while residential mortgage loans declined to 29.6% of the loan portfolio at September 30, 2007 from 34.2% at December 31, 2006. The remaining portion of the loan portfolio consisted of consumer loans.

The following paragraphs highlight, by business segment, the lending activities in the various portfolios during the quarter. Refer to Webster’s 2006 Annual Report on Form 10-K, pages 2 through 7, for a more complete description of Webster’s lending activities and credit administration policies and procedures.

RETAIL BANKING

Business & Professional Banking

Business & Professional Banking, Webster’s small business banking division, had loans outstanding of $905.2 million at September 30, 2007, a 1.4% increase from $892.8 million at December 31, 2006. At September 30, 2006, the portfolio totaled $725.1 million. Included in the portfolio is $541.5 million of loans secured by commercial real estate. New originations for the three months ended September 30, 2007 totaled $85.4 million, compared to $73.8 million for the comparable period in 2006.

Consumer Finance

Residential Mortgage and Mortgage Banking

For the three months ended September 30, 2007, residential mortgage loan originations totaled $700.0 million, compared to $800.0 million for the comparable period in 2006. A majority of this originated loan volume, including servicing, is sold in the secondary market. At September 30, 2007 and December 31, 2006, there were $211.7 million and $353.4 million, respectively, of residential mortgage loans held for sale in the secondary market. See Note 4 of Notes to Consolidated Interim Financial Statements within this report for further information.

The residential mortgage loan portfolio totaled $3.7 billion, $4.4 billion and $4.8 billion as of September 30, 2007, December 31, 2006 and September 30, 2006, respectively. At September 30, 2007, approximately $908 million, or 24.7%, of the portfolio consisted of adjustable and variable rate loans. The adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. At September 30, 2007, approximately $2.8 billion, or 75.3% of the total residential mortgage loan portfolio, consisted of fixed rate loans.

Consumer Lending

Consumer lending includes home equity loans and lines of credit and other consumer loans. At September 30, 2007, consumer loans totaled $3.3 billion, an increase of $75.9 million ($60.2 million of the increase was in home equity loans and $17.4 million in home equity lines of credit offset by a decrease of $1.7 million in other consumer loans) compared to December 31, 2006 and an increase of $246.2 million ($197.4 million of the increase was in home equity loans, $48.7 million in home equity lines of credit and $0.1 million in other consumer loans) compared to September 30, 2006. At September 30, 2007, 19.5% of the total home equity loans and lines of credit were in a first lien position and 80.5% were in a second lien position. Additionally, approximately 75% of the total home equity loans and lines were geographically located within the New England and Mid-Atlantic market areas and the other approximately 25% were spread throughout the remaining United States of which no individual state has a significant percentage. The Company has discontinued all wholesale home equity lending outside of its New England and Mid-Atlantic market areas. For further information on the results of operations related to Consumer Lending, see “Provision for Credit Losses”, included in the “Results of Operations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 36 of this report.

Webster Insurance

Webster Insurance offers a full range of insurance products to both businesses and individuals. A regional insurance agency, Webster Insurance provides insurance products and services throughout Connecticut, Massachusetts and Rhode Island that include; commercial and personal property and casualty insurance; life, health, disability and long-term care insurance; third party worker’s compensation claims administration and risk management services. It is the largest insurance agency based in Connecticut and is headquartered in Meriden with offices in several other Connecticut communities, including Vernon, Waterford and Westport as well as an office in Harrison, New York. For the three and nine months ended September 30, 2007 and 2006, Webster Insurance recorded revenues of $8.9 million and $28.2 million compared to $9.8 million and $30.5 million, respectively. Webster Insurance incurred expenses of $8.2 million and $27.5 million, including $0.2 million and $1.5 million of severance and other restructuring charges, for the three and nine months ended September 30, 2007 compared with $28.7 million and $9.5 million for the same periods in 2006. As previously disclosed, the Company is currently exploring strategic alternatives for Webster Insurance that may result in its sale and ideally would include a partnership to continue to sell insurance products.

Wealth and Investment Services

There are two business units within wealth and investment services providing investment and advisory services to affluent and high-net worth individuals and institutions. Webster Financial Advisors (“WFA”) targets high-net worth clients, not-for-profit organizations and business clients with investment management, trust, credit and deposit products and financial planning services. WFA takes a comprehensive view when dealing with clients in order to fully serve their short and long-term financial objectives. Proprietary and non-proprietary investment products are offered through WFA and the J. Bush & Co. division. WFA provides several different levels of financial planning expertise including specialized services through another wholly-owned subsidiary, Fleming, Perry & Cox. At both September 30, 2007 and December 31, 2006, there were approximately $2.3 billion of client assets under management and administration, of which $1.5 billion were under management. These assets are not included in the Consolidated Financial Statements.

Webster Investment Services, Inc. (“WIS”) offers customers an expansive array of investment products including stocks and bonds, mutual funds, managed accounts and annuities. Brokerage and online investing services are available for customers who prefer to access and manage their own investments. At September 30, 2007 and December 31, 2006, there were $1.8 billion and $1.6 billion of assets under administration, respectively. These assets are not included in the Consolidated Financial Statements.

COMMERCIAL BANKING

Middle-Market Banking

At September 30, 2007, December 31, 2006 and September 30, 2006, middle market loans, including commercial and owner-occupied commercial real estate, totaled $1.5 billion. Originations for the three months ended September 30, 2007 totaled $30.1 million as compared to $146.0 million for the comparable period in 2006.

Commercial Real Estate Lending

Commercial real estate loans totaled $1.9 billion at both September 30, 2007 and December 31, 2006 and $1.8 billion at September 30, 2006. Growth in the portfolio continued to be offset by prepayments as borrowers find more attractive rates and structures primarily in the secondary markets. Included in these loans are owner-occupied and non-owner occupied loans originated by the Middle Market division and the Business & Professional Banking divisions of $711 million at September 30, 2007, $764 million at December 31, 2006 and $609 million at September 30, 2006. The balance of the portfolio is administered by the Commercial Real Estate Division. During the three months ended September 30, 2007, originations totaled $50.9 million compared to $41.6 million for the comparable period in 2006.

Asset-Based Lending

At September 30, 2007, asset-based loans totaled $806.6 million, compared to $765.9 million at December 31, 2006 and $821.7 million at September 30, 2006. The majority of these loans are managed by Webster Business Credit Corporation (“WBCC”), an asset-based lending subsidiary, which is headquartered in New York, NY. In addition to direct originations, WBCC generally establishes depository relationships with the borrower through cash management accounts. At September 30, 2007, December 31, 2006 and September 30, 2006, the total of these deposits was $23.0 million, $48.6 million and $46.7 million, respectively. During the three months ended September 30, 2007, WBCC funded loans of $17.7 million, with new commitments of $61.0 million, compared to funding loans of $60.4 million with new commitments of $120.1 million for the comparable period in 2006.

Equipment Financing

Center Capital Corporation (“Center Capital”), a nationwide equipment financing subsidiary of Webster Bank, headquartered in Farmington, CT, had a portfolio which totaled $980.7 million at September 30, 2007, compared to $889.8 million at December 31, 2006 and $864.5 million at September 30, 2006. Center Capital originated $109.9 million in loans during the three months ended September 30, 2007, compared to $99.8 million during the comparable period in 2006.

Insurance Premium Financing

Budget Installment Corporation (“BIC”), an insurance premium financing subsidiary, headquartered in Garden City, NY, provides products covering commercial property and casualty policies for businesses throughout the United States. BIC had total loans outstanding of $92.0 million at September 30, 2007, compared to $90.0 million at December 31, 2006 and $93.3 million at September 30, 2006. Loans originated in the three months ended September 30, 2007 totaled $55.9 million, compared to $59.7 million for comparable period in 2006.

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

The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments and letters of credit. These commitments are converted to estimates of potential loss using loan equivalency factors, and include internal and external historic loss experience. At September 30, 2007, the reserve for unfunded credit commitments was $9.5 million, which represents 5.8% of the total allowance for credit losses.

Management considers the adequacy of the allowance for credit losses to be a critical accounting policy. The adequacy of the allowance is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Webster’s market and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for credit losses is adequate as of September 30, 2007, actual results may prove different and these differences could be significant.

See the Allowance for Credit Losses Methodology section within Management’s Discussion and Analysis on pages 40 through 43 of Webster’s 2006 Annual Report on Form 10-K for additional information.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and foreclosed properties. Nonperforming assets are summarized in the following table:

	September 30, 2007		December 31, 2006		September 30, 2006
(In thousands)	Balance	Percent (1)	Balance	Percent (1)	Balance	Percent (1)
Loans accounted for on a nonaccrual basis:
Commercial:
Commercial banking	$25,845	1.00%	$21,105	0.85%	$29,321	1.17%
Equipment financing	5,054	0.52	2,616	0.29	2,450	0.28

Total commercial	30,899		23,721		31,771
Commercial real estate	14,238	0.75	17,618	0.93	16,811	0.95
Residential:
Originated by NCLC	18,486	16.27	1,076	0.59	655	0.83
All other originations	14,811	0.42	10,231	0.24	6,377	0.13

Total residential	33,297	0.91	11,307	0.26	7,032	0.15
Consumer (2)	16,887	0.51	6,266	0.20	3,496	0.12

Total nonaccruing loans	95,321		58,912		59,110
Foreclosed properties	8,853		2,913		2,306

Total nonperforming assets	$104,174		$61,825		$61,416

(1)	Percentage represents the balance of nonaccrual loans to the total outstanding within the comparable category.
(2)	Included in consumer nonaccruing loans are loans and lines made through the Company's bank approved broker network that are no income verification loans originated with a loan to value ratio greater than 90% of $4.9 million, $1.1 million and $0.1 million at September 30, 2007, December 31, 2006 and September 30, 2006, respectively.

Nonperforming assets were $104.2 million at September 30, 2007, an increase of $42.3 million from December 31, 2006. The increase is comprised of a $36.4 million increase in nonaccrual loans and a $5.9 million increase in foreclosed properties. The $36.4 million increase in nonaccrual loans from December 31, 2006, was primarily the result of an increase of $22.0 million in nonaccrual residential loans, $10.6 million in nonaccrual consumer loans and $7.2 million in nonaccrual commercial loans, partially offset by a $3.4 million reduction in nonaccrual commercial real estate loans as a result of principal pay downs.

The increase in nonaccrual commercial loans is primarily related to several loans to one middle market customer that were classified as nonaccrual during the quarter. The increase in consumer nonaccrual loans relates in part to home equity loans and lines that were originated as no income verification loans and that have high combined loan-to-value ratios.

The increase in residential nonaccrual loans relates primarily to $18.5 million of residential construction loans originated by the Company’s NCLC operations. The Company has previously announced that it has discontinued residential construction lending outside of its primary New England market area. In connection with discontinuing this activity the Company allocated $10.0 million of allowance for loan losses during the first quarter of 2007 to this portfolio, and since has recorded $2.2 million in charge-offs. In accordance with FFIEC regulations, the Company is obtaining independent valuations on nonaccrual residential construction loans and any adjustment in value would result in a charge to the allowance designated for such loans. While management believes the remaining $7.8 million allowance is adequate as of September 30, 2007, actual results may prove different and these differences could be significant.

The allowance for loan losses at September 30, 2007 was $154.5 million and represented 1.24% of total loans in comparison with an allowance of $147.7 million that represented 1.13% of total loans at December 31, 2006. For additional information on the allowance, see Note 6 of Notes to Consolidated Interim Financial Statements elsewhere in this report.

Included in the table above are $7.4 million of commercial loans, related to one customer, which went on nonaccrual during the second quarter of 2007 and were restructured during the third quarter of 2007. Not included in the totals above are residential and consumer performing troubled debt restructurings of $144,000 at September 30, 2007, December 31, 2006 and September 30, 2006.

Other Past Due Loans

The following table sets forth information regarding Webster’s over 30-day delinquent loans, excluding loans held for sale and nonaccrual loans.

	September 30, 2007		December 31, 2006		September 30, 2006
(Dollars in thousands)	Balance	Percent (1)	Balance	Percent (1)	Balance	Percent (1)
Past due 30-89 days:
Residential:
Originated by NCLC	$11,865	7.62%	$685	0.38%	$—	—%
All other originations	22,501	0.64	14,269	0.34	16,020	0.34

Total residential	34,366	0.93	14,954	0.34	16,020	0.33
Commercial	7,294	0.20	7,115	0.21	10,495	0.31
Commercial real estate	21,017	1.11	26,476	1.39	14,699	0.83
Consumer (2)	25,651	0.78	14,018	0.44	10,145	0.33
Past due 90 days or more:
Commercial	1,031	0.03	1,490	0.04	2,209	0.07
Commercial real estate	255	0.01	—	—	2,400	0.14

Total	$89,614		$64,053		$55,968

(1)	Percentage represents the balance of past due loans to the total outstanding within the comparable category.
(2)	Included in consumer past due loans are loans and lines made through the Company's bank approved broker network that are no income verification loans originated with a loan to value ratio greater than 90% of $3.8 million at September 30, 2007, and $1.1 million at December 31, 2006 and September 30, 2006, respectively.

The increase in over 30 day delinquent loans of $25.6 million from December 31, 2006, is primarily the result of a $19.4 million increase in residential loans past due and an $11.6 million increase in consumer loans past due offset by a decrease in commercial real estate past due loans of $5.5 million. The increase in residential past due loans is primarily related to residential construction loans that were originated by the Company’s NCLC operations. The increase in consumer past due loans is in part attributable to loans that were originated with no income verification and that have a high combined loan-to-value ratio.

Deposits

Total deposits increased $95.6 million, or 0.8%, to $12.6 billion at September 30, 2007 from December 31, 2006 and $250.0 million, or 2.0%, from September 30, 2006. The deposit growth occurred primarily in Savings and HSA categories and has been driven by new deposits to the bank.

Borrowings and Other Debt Obligations

Total borrowed funds, including long-term debt, decreased $300.8 million, or 11.6%, to $2.3 billion at September 30, 2007 from $2.6 billion at December 31, 2006. Borrowings represented 13.6% of assets at September 30, 2007 compared to 15.1% at December 31, 2006 and 21.9% at September 30, 2006. See Notes 10 and 11 of Notes to Consolidated Interim Financial Statements for additional information.

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

The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points over a twelve month period starting September 30, 2007 and December 31, 2006 might have on Webster’s net income for the subsequent twelve month period.

	-200 bp	-100 bp	+100 bp	+200 bp
September 30, 2007	-1.5%	-0.6%	+0.4%	+1.4%
December 31, 2006	-4.2%	-1.7%	+1.6%	+4.3%

Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is well within policy limits for all scenarios. The flat rate scenario at the end of 2006 assumed a fed funds rate of 5.25%. The flat rate scenario as of September 30, 2007 has a fed funds rate of 4.75%. The reduction in earnings volatility to higher rates since year end is mainly due to customer movement into more rate sensitive deposits, a reduction in equity from share buybacks. Another reason is the passage of time and its impact on the additional income recognition of unamortized premium on certain callable FHLB advances if rates rise and the advances are called. The change in the lower rate scenarios was also impacted by deposit movement and the reduction in equity as well as to higher mortgage rates at the end of September which reduced asset prepayment risk.

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s net income for the subsequent twelve month period starting September 30, 2007.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100 BP	-50 BP	+50 BP	+100 BP	-100 BP	-50 BP	+50 BP	+100 BP
September 30, 2007	+3.5%	+2.0%	-2.0%	-3.3%	-4.8%	-2.2%	+2.1%	+4.8%

The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months and the long end as terms of greater than 18 months. Webster’s net income generally benefits from a fall in short term interest rates since more new and existing liabilities than assets are tied to short term rates. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base. An increase in short term interest rates has the opposite effect on net income. Webster’s net income generally benefits from a rise in long term interest rates since more new and existing assets than liabilities are tied to long term rates. A decline in long term interest rates has the opposite effect. These results reflect the annualized impact to earnings of immediate rate changes. The actual impact can be uneven during the year especially in the Short End scenarios where asset yields tied to Prime or LIBOR change immediately while certain deposit rate changes take more time. Webster introduced policy limits for these yield curve twist scenarios in 2007 and is within policy for all scenarios.

The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at September 30, 2007 and December 31, 2006 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

	Book Value	Estimated Economic Value	Estimated Economic Value Change
(Dollars in thousands)			-100 BP	+100 BP
September 30, 2007
Assets	$16,845,407	$15,998,538	296,067	(328,787)
Liabilities	15,040,365	14,306,674	202,815	(185,608)

Total	$1,805,042	$1,691,864	$93,252	(143,179)

Net change as % of base net economic value			5.5%	(8.5)%

December 31, 2006
Assets	$17,097,471	$16,278,337	$263,228	(313,066)
Liabilities	15,220,608	14,433,119	205,480	(189,949)

Total	$1,876,863	$1,845,218	$57,748	(123,117)

Net change as % of base net economic value			3.1%	(6.7)%

The book value of assets exceeded the estimated economic value at September 30, 2007 and December 31, 2006 principally because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $816.5 million and $825.0 million, respectively.

Changes in net economic value are primarily driven by changing durations of assets and liabilities which are influenced by changes in the level of interest rates, interest rate volatilities and spreads. Although long term rates and rate volatilites are similar to last year, Mortgage spreads, especially jumbo, have widened considerably. The changes in mortgage spreads have had a modest impact on equity at risk at September 30, 2007 versus December 31, 2006 in both the +100 and -100 basis point scenarios, as seen in the table above.

These net income and economic value estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at September 30, 2007 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.

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

At September 30, 2007 and December 31, 2006, FHLB advances outstanding totaled $0.6 billion and $1.1 billion, respectively. Webster Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.3 billion and $1.6 billion at September 30, 2007 and December 31, 2006, respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $0.3 billion at September 30, 2007 or used to collateralize other borrowings, such as repurchase agreements.

The primary sources of liquidity for the Company are dividends from Webster Bank, investment income and net proceeds from borrowings and capital offerings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster’s common stock and the payment of principal and interest to holders of senior notes and capital securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company. At September 30, 2007, $56.1 million of retained earnings were available for the payment of dividends to the Company. Webster also maintains $75.0 million in available revolving lines of credit with correspondent banks.

For the three months ended September 30, 2007, a total of 1,156,356 shares of common stock were repurchased at an average cost of $42.39 per common share. 1,152,800 shares were repurchased as part of the June 5, 2007, 2.8 million share stock buyback program with 678,900 shares remaining available to be repurchased under this program. On September 26, 2007 the Company’s Board of Directors authorized the repurchase of up to 5 percent of the Company’s common stock or approximately 2.7 million of its 53.6 million shares then outstanding. The remaining 3,556 shares were repurchased outside of the publicly announced repurchase program in the open market to fund equity compensation plans. See Note 12 of Notes to Consolidated Interim Financial Statements within this report for further information.

As previously announced, on April 2, 2007 Webster redeemed all of the securities of Webster Capital Trust I and II.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 44-46 under the caption “Asset/Liability Management and Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2007 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Webster or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 1A. RISK FACTORS

During the three months ended September 30, 2007, there were no material changes to the risk factors relevant to Webster’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser,” as defined in Section 240.10b-18(a)(3) of the Securities Exchange Act of 1934, of shares of Webster common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1-31, 2007	192,891	$43.43	192,000	1,639,700

August 1-31, 2007	694,088	42.05	693,100	946,600

September 1-30, 2007	269,377	42.52	267,700	3,378,900

Total	1,156,356	$42.39	1,152,800	3,378,900

(1)	The Company’s two current stock repurchase programs, which were announced on June 5, 2007 and September 26, 2007, authorized the Company to purchase up to an additional 5% of Webster’s common stock outstanding at the time of authorization, or 2.8 million shares and 2.7 million shares, respectively. These programs will remain in effect until fully utilized or until modified, superseded or terminated.

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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: November 5, 2007	By:	/s/ Gerald P. Plush
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