Form 10-K
period 2007-12-31
WEBSTER FINANCIAL CORP
filed 2008-02-28
CIK 801337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes  ☒    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12B-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12B-2) Yes  ☐    No  ☒.

The aggregate market value of the common stock held by non-affiliates of Webster Financial Corporation was approximately $2.2 billion, based on the closing sale price of Common Stock on the New York Stock Exchange on June 30, 2007, the last trading day of the registrant’s most recently completed second quarter.

The number of shares of common stock outstanding, as of January 31, 2008: 52,480,182.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2008.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

WEBSTER FINANCIAL CORPORATION

2007 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

General

Webster Financial Corporation (“Webster” or the “Company”), a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Delaware in 1986. Webster, on a consolidated basis, at December 31, 2007 had assets of $17.2 billion and shareholders’ equity of $1.7 billion. Webster’s principal assets at December 31, 2007 were all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”), and Webster Insurance, Inc. (“Webster Insurance”). Subsequent to December 31, 2007, Webster sold Webster Insurance. See Note 2 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information.

Webster, through Webster Bank and various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout southern New England and eastern New York State. Webster also offers equipment financing, commercial real estate lending, asset-based lending, and insurance premium financing on a regional or national basis. Webster Bank provides commercial banking, retail banking, consumer financing, mortgage banking, trust and investment services through 181 banking offices, 343 ATMs and its Internet website (www.websteronline.com). Through its HSA Bank division (www.hsabank.com), Webster Bank offers health savings accounts on a nationwide basis. Webster’s common stock is traded on the New York Stock Exchange under the symbol “WBS”.

Webster’s mission statement, the foundation of our operating principles, is stated simply as “We Find A Way”, to help individuals, families and businesses achieve their financial goals. The Company operates with a local market orientation and with a vision to be New England’s bank. Operating objectives include acquiring and developing customer relationships through marketing, on boarding and cross-sale efforts to fuel internal growth and expanding geographically in contiguous markets through a build and buy strategy. Webster also pursues acquisitions of like minded partners who share Webster’s vision to be New England’s bank.

Webster facilitates cooperation across business segments through its Sales Council, with focused sales teams, organized by geography or industry specialty, that approach our markets to deliver the totality of Webster’s capabilities with a unified approach. These teams consist of members from each business segment that meet regularly to share opportunities and call jointly on customers and prospects. This group works together to develop deeper customer relationships through the cross-sell of products in and across lines of business.

Commercial Banking

Webster’s Commercial Banking group takes a direct relationship approach to providing lending, deposit and cash management services to middle-market companies in our four-state franchise territory and commercial real estate loans principally in the Northeast. Additionally, it serves as a primary referral source to wealth management and retail operations. Asset-based lending is located primarily in the Northeast with a national presence. Our well diversified commercial lending portfolio, which grew 4.5% to $4.5 billion at December 31, 2007, compared to $4.3 billion at December 31, 2006, is maintained and monitored under a strategy designed to mitigate credit risk, while maximizing returns.

Middle-Market Banking

The Middle-Market Division delivers Webster’s full array of financial services to a diversified group of companies with revenues greater than $10 million, primarily privately held and located within southern New England. Typical loan facilities include lines of credit for working capital, term loans to finance purchases of equipment and commercial real estate loans for owner-occupied buildings. Unit and relationship managers within the Middle-Market Division average over 20 years of experience in their markets. The middle-market loan portfolio was $1.5 billion at December 31, 2007, a decrease of 6.3%, compared to $1.6 billion at December 31, 2006, primarily due to prepayment volume.

Commercial Real Estate Lending

The Commercial Real Estate Division provides variable rate and fixed rate financing alternatives (primarily in Connecticut, Massachusetts, Rhode Island, New York, New Jersey and Pennsylvania) for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. Loans are typically secured by investment quality real estate, including apartments, anchored retail and industrial and office properties. Loan types include construction, construction mini-perm and permanent loans, in amounts that range primarily from $2 million to $15 million and are diversified by property type and geographic location. The lending group consists of a team of professionals with a high level of expertise and experience. The majority of the lenders have more than 15 years of national lending experience in construction and permanent lending with major banks and insurance companies. The commercial real estate lending portfolio was $2.1 billion at December 31, 2007, an increase of 8.1%, compared to $1.9 billion at December 31, 2006.

Asset-Based Lending

Webster Business Credit Corporation (“WBCC”) is Webster Bank’s asset-based lending subsidiary with headquarters in New York, New York and eight regional offices. Asset-based loans are generally secured by accounts receivable and inventories of the borrower and, in some cases, also include additional collateral such as property and equipment. The asset-based lending portfolio was $793 million at December 31, 2007, an increase of 3.5%, compared to $766 million at December 31, 2006.

Deposit and Cash Management Services

Webster offers a wide range of deposit and cash management services for clients ranging from sole proprietors to large corporations. For depository needs, we offer products ranging from core checking and money market accounts, to treasury sweep options including repurchase agreements and Euro dollar deposits. For clients with more sophisticated cash management needs, available services include ACH origination and payment services such as lockbox for receipts posting, positive pay for fraud control and controlled disbursement for cash forecasting. All of these services are available through our online banking system Webster Web-Link (tm) which uses image technology to provide online information to our clients.

Retail Banking

Retail Banking is dedicated to serving the needs for over 430,000 consumer households and approximately 60,000 small business customers in southern New England and eastern New York State. Webster’s Retail Banking segment is focused on growing its customer base through the acquisition of new customer relationships and the retention and expansion of existing customer relationships.

Distribution Network

Retail Banking’s distribution network provides convenience and easy access to Webster’s full range of products and services. This multi-channel network is comprised of 181 banking offices and 343 ATMs in Connecticut, Massachusetts, Rhode Island and New York. In the fourth quarter of 2007, Webster announced an ATM branding agreement with plans for 158 in-store Webster branded ATMs in select Walgreens stores in Massachusetts (131 locations, primarily in the eastern part of the state), Rhode Island (20 locations) and Connecticut (7 locations). The project is scheduled to be implemented in the first quarter of 2008. This branding agreement complements Webster’s branch expansion program and establishes another distribution platform for future growth in Rhode Island and the Boston market. The distribution network also includes a telephone banking center and a full-range of internet banking services. In addition to transaction and servicing convenience, Retail Banking’s distribution network delivers a full range of deposit, lending and investment products and services to both consumer and small business customers within Webster’s regional footprint.

Deposit Activities

Retail Banking’s primary focus is on core deposit growth, which provides a low-cost funding source for the Bank in addition to an increasing stream of fee revenues. As of December 31, 2007, retail deposits within the branch footprint totaled $9.9 billion. Webster’s successful execution of its strategy is evidenced by its #2 ranking in deposit market share in the state of Connecticut. Core deposit growth is driven by a growing base of checking relationships, strong customer retention and successful cross-sell efforts including increasing debit card and on-line banking usage. Revenue growth is achieved by offering a range of deposit products that pay competitive interest rates to meet customer savings and liquidity management needs and deepen customer relationships.

Small Business Activities

Retail Banking includes the Business & Professional Banking division (“B&P”). B&P is focused on the development and delivery of a full array of credit and deposit-related products to small businesses and professional services firms with annual revenue up to $10 million. B&P markets and sells to these customers through a combination of direct sales (‘Business Bankers’) and branch-delivered efforts. B&P is a significant provider of deposits to Webster and the B&P lending effort is focused on those customers with borrowing needs from $25,000 to $2 million. Webster was recognized in 2007, for the fifth consecutive year, by the Connecticut district of the Small Business Administration (“SBA”) as the state’s leading bank SBA 504 lender and was awarded the national Excellence in Lending Award by the SBA.

Investment Services

Beginning in February 2007, Webster commenced offering the investment and securities-related services, including brokerage and investment advice that it had previously offered through its subsidiary Webster Investment Services, Inc. (“WIS”) through a strategic partnership with UVEST Financial Services Group, Inc. UVEST, a provider of investment and insurance programs in financial institutions’ branches, is a broker dealer registered with the Securities and Exchange Commission, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority (“FINRA”), and a member of the Securities Investor Protection Corporation (“SIPC”). Webster, through its relationship with UVEST, has over 100 dual employees who are registered representatives located throughout its branch network offering customers an array of insurance and investment products including stocks and bonds, mutual funds, annuities and managed accounts. Brokerage and online investing services are available for customers. At December 31, 2007, Webster had $1.9 billion of assets under administration in its strategic partnership with UVEST, compared with $1.6 billion of assets under administration at WIS at December 31, 2006. These assets are not included in the Consolidated Financial Statements.

De novo Expansion and Acquisition

An important element of Webster’s Retail growth strategy is its build and buy strategy for franchise expansion. Webster takes a disciplined approach to both de novo branch expansion and franchise acquisition in attractive markets. Four branches were opened during 2007 with new locations added in Connecticut, Massachusetts and New York. Through the de novo branch expansion program, a total of 29 de novo branches have been opened since 2002, adding a total of $781 million in deposits through December 31, 2007.

Consumer Finance

Webster’s Consumer Finance division provides a convenient and competitive selection of residential first mortgages, home equity loans and direct installment lending programs through Webster Bank. Webster Bank’s loan distribution channels consist of the branch network, loan officers, the call center and third party licensed mortgage brokers. Additionally, loan products may be offered through direct mail programs. The division also provides the convenience of the Internet for home equity lines and loans applications that are available in the states where Webster applies its focus.

Consumer loan products are underwritten in accordance with accepted industry guidelines including, but not limited to, the evaluation of the credit worthiness of the borrower(s) and collateral. Independent credit reporting agencies, Fair Isaac scoring model and the analysis of personal financial information are utilized to determine the credit worthiness of potential borrowers. Also, the Consumer Finance division obtains and evaluates an independent appraisal of collateral value to determine the adequacy of the collateral. FICO scores and collateral values are re-evaluated on a quarterly basis.

In late 2007, Webster discontinued its indirect residential construction lending and its indirect home equity lending outside of its primary New England market area referred to as National Wholesale Lending. In the aggregate, these two indirect out of footprint loan portfolios totaled $424.0 million ($340.7 million of indirect home equity loans and $83.3 million of residential construction loans), have been placed into liquidating portfolios, and will be managed by a designated credit team.

Residential Mortgages and Mortgage Banking

Consumer Finance is dedicated to providing a full complement of residential mortgage loan products that are available to meet the financial needs of Webster’s customers. The Company’s primary lending markets are Connecticut, southern New England and the mid-Atlantic region. Webster offers customers products including conventional conforming and jumbo fixed rate loans, conforming and jumbo adjustable rate loans, Federal Housing Authority (“FHA”), Veterans Administration (“VA”) and state agency mortgage loans through the Connecticut Housing Finance Authority (“CHFA”). Various programs are offered to support the Community Reinvestment Act goals at the state level. Types of properties consist of one-to-four family residences, owner and non-owner occupied, second homes, construction, permanent and improved single family building lots. Webster both retains and sells servicing on originated loans. The determination to sell or retain servicing is dependent on channel of origin as well as borrower relationships with Webster. The servicing rights of customer loans are normally retained while the servicing rights of non-customer loans are normally sold.

Total residential mortgage originations for the group were $3.2 billion in 2007 compared to $3.0 billion in 2006. Originations included mortgages originated from a national wholesale channel. Webster discontinued all national wholesale mortgage banking activities and, as a result, has closed its wholesale lending offices in Seattle, Washington; Phoenix, Arizona; Cheshire, Connecticut; and Chicago, Illinois. Webster recorded severance and other costs, primarily for lease terminations and outplacement, of $3.5 million (pre tax) in the fourth quarter of 2007 related to the discontinuance of national wholesale mortgage banking activities. Webster’s remaining mortgage and consumer lending operations in Cheshire, Connecticut will now focus solely on direct to consumer retail originations.

Consumer Loans

Webster Bank concentrates on offering a range of products including home equity loans and lines of credit, as well as second mortgages. There are no credit card loans in the consumer loan portfolio. The consumer continuing loan portfolio remained flat year over year with a total continuing portfolio balance of $2.9 billion at both December 31, 2007 and 2006. The liquidating consumer loan portfolio was $340.7 million at December 31, 2007.

Other

Health Savings Accounts

HSA Bank, a division of Webster Bank, is a national leader in providing health savings accounts. HSA Bank focuses entirely on marketing and servicing health savings accounts (“HSAs”). HSA Bank serves customers in every state, combining specialized knowledge, convenience and service with competitive account maintenance fees, 24-hour access online (www.hsabank.com) and telephone service. As of December 31, 2007, HSA Bank had approximately 187,000 accounts compared to approximately 155,000 accounts at December 31, 2006. HSA deposit balances totaled $403.9 million at December 31, 2007, an increase of 40.9%, compared to $286.6 million at December 31, 2006.

Government Finance

Webster’s Government Finance Group provides a full range of banking, cash management, investment, and credit-related services to public entities across Webster’s four-state footprint. The group offers customized products that are delivered locally through single points of contact through our offices located in Connecticut and Massachusetts. By acquiring and developing relationships that consider Webster to be their “primary bank”, the Group has become a reliable source of funding for the Bank. This business effort has been enhanced by the significant investment the Bank has made in recent years in both the depth and breadth of cash management services and overall infrastructure. Government Finance group deposits were $965.7 million at December 31, 2007, an increase of 52.0%, compared to $635.2 million December 31, 2006.

Equipment Financing

Center Capital Corporation (“Center Capital”), a nationwide equipment financing subsidiary of Webster Bank, transacts business with end users of equipment, either by soliciting this business on a direct basis or through referrals from various equipment manufacturers, dealers and distributors with whom it has relationships. The equipment financing portfolio was $985.3 million at December 31, 2007, an increase of 10.7% compared to $889.8 million at December 31, 2006.

Center Capital markets its products nationally through a direct sales force of equipment financing professionals who are grouped by customer type or collateral-specific business line. During 2007, financing initiatives encompassed four distinct industry/equipment niches, each operating as a division: Construction and Transportation, Environmental, Manufacturing and General Aviation.

Within each division, Center Capital seeks to finance equipment that retains value throughout the term of the underlying transaction. Little, if any, residual value risk is taken and, in all cases, financing terms are for less than financed equipment’s projected useful life. As such, and in exceptional instances where it is forced to repossess its collateral, that equipment may have value equal to or in excess of the defaulted contract’s remaining balance. All credit underwriting, contract preparation and closings, as well as servicing (including collections) are performed centrally at Center Capital’s headquarters in Farmington, Connecticut.

Investment Planning

Webster Financial Advisors (“WFA”) targets high net worth clients, not-for-profit organizations and business clients with investment management, trust, credit and deposit products and financial planning services. WFA takes a comprehensive view when dealing with clients in order to fully serve their short and long-term financial objectives. Proprietary and non-proprietary investment products are offered through WFA and the J. Bush & Co. division. WFA provides several different levels of financial planning expertise including specialized services through another wholly-owned subsidiary, Fleming, Perry & Cox. At both December 31, 2007 and 2006, there were approximately $2.3 billion of client assets under management and administration of which $1.5 billion were under management, respectively. These assets are not included in the Consolidated Financial Statements.

Insurance Premium Financing

Budget Installment Corp. (“BIC”), an insurance premium financing subsidiary headquartered in Garden City, New York, provides insurance premium financing products covering commercial property and casualty policies.

Its dedicated staff of insurance premium financing professionals works directly with local, regional and national insurance agents and brokers to market BIC’s financing products to customers nationwide. BIC’s portfolio was $84.4 million at December 31, 2007, a decrease of 6.3%, compared to $90.1 million at December 31, 2006.

Risk Management Functions

Credit Risk

Webster Bank manages and controls risk in its loan portfolio through adherence to consistent standards. Written credit policies establish underwriting standards, place limits on exposure and set other limits or standards as deemed necessary and prudent. Exceptions to the underwriting policies arise periodically, and to ensure proper identification and disclosure, additional approval requirements and a tracking requirement for all qualified exceptions have been established. In addition, regular reports are made by the Chief Credit Risk Officer to the Credit Risk Management Committee, which Webster established in 2007 as one of the outcomes of the Company’s organization review, and to the Board of Directors regarding the credit quality of the loan portfolio.

•

Credit Risk Management, which is under the supervision of the Chief Credit Risk Officer, is independent of the loan production areas, oversees the loan approval process, ensures adherence to credit policies and monitors efforts to reduce classified and nonperforming assets.

•

The Loan Review Department, which is independent of the loan production areas and loan approval, performs ongoing independent reviews of the risk management process, the adequacy of loan documentation and the assigned loan risk ratings. The results of its reviews are reported directly to the Risk Committee of the Board of Directors.

Operational Risk

Recognizing the growing importance of operational risk as a unique discipline, in 2007 Webster established a separate and distinct unit to focus on issues of operational risk. An Operational Risk Management Committee was established to oversee the management and effectiveness of Webster’s operational risk framework. The Committee includes the Corporate Compliance Department, Internal Audit, Enterprise Risk Management and Corporate Security.

•

Corporate Compliance Department is independent of the operational lines of business and manages and controls compliance risks at the corporate level. Webster’s Compliance Program defines the infrastructure to support this oversight with defined roles and responsibilities, compliance risk assessment, policies and procedures, training and communication, testing and monitoring, issue management and supervision, evaluation and reporting mechanisms. The findings of the Corporate Compliance Department’s oversight activities and line of business compliance risk management controls are reported to the Risk Committee of the Board of Directors.

•

Internal Audit provides an independent assessment of the quality of internal controls for all major business units and operations throughout Webster. Results of Internal Audit reviews are reported to management and the Audit Committee. Corrective measures are monitored to ensure risk issues are mitigated or resolved. Internal Audit reports directly to the Audit Committee.

•

Enterprise Risk Management is responsible for establishing an overarching process for measuring, aggregating and analyzing all risks to the Company, and providing management and the Board of Directors with an effective enterprise risk management program and operational risk management framework.

•

Corporate Security is responsible for the physical security of Webster’s employees, customers and assets as well as internal fraud investigations. Fraud investigative work is also supported by Retail Operations, the Compliance team and other line of business support areas.

Strategic and Organizational Reviews

The Company completed its previously announced strategic and organizational reviews in 2007. The goal of the strategic review was to look at Webster and all lines of business and focus on core competencies, identify operational efficiencies, and position Webster to realize its vision of becoming New England’s bank. This required evaluating the contribution, growth potential, fit and alignment of each segment and line of business with the Company’s goals and mission. In the first quarter of 2007, the Company announced a decision to close People’s Mortgage Company; terminate mezzanine lending operations (Webster Growth Capital); discontinue indirect residential construction lending outside of its primary New England market area (National Construction Lending); evaluate a restructuring or sale of its insurance operations; and outsource the back office operations of Webster Investment Services.

Additional outcomes of the strategic review that the Company announced in 2007 included:

➢	Focus on being a pure-play regional commercial bank.

➢	Seek in-footprint, contiguous franchise growth; direct to consumer; direct to commercial.

➢	Grow select, direct specialty businesses outside of New England; asset-based lending, equipment finance, commercial real estate and HSA Bank.

➢	Mortgage banking

•	Focus will be on retail only.

•	Discontinued all national wholesale mortgage banking activities; wrap up of residual activities is anticipated to be completed during the first quarter of 2008.

➢	Insurance

•	On February 1, 2008, Webster completed the sale of Webster Insurance. See Note 2 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information.

➢	HSA Bank

•	The Company is evaluating strategic alliances as well as additional investment in HSA Bank to continue capturing a high market share in the fast-growing health savings account deposit segment.

Webster also has launched an earnings optimization program that began in January 2008, assigning senior officers from each line of business and shared services area to teams dedicated to enhance revenues and reduce expenses. Harvest Earnings Group, LLC, a highly regarded firm with expertise in this area, is assisting with this employee-led program. The effort to improve operating efficiency will be undertaken in the first half of 2008 and implemented through the end of the year and into 2009. The Company anticipates that some job eliminations will occur as a result of this initiative.

In addition, the Company announced its intent to open new branch locations in Greenwich, Connecticut and North Kingston, Rhode Island and a downtown Boston flagship branch by the end of 2008. Four new branches (New Rochelle, New York; Longmeadow, Massachusetts; East Longmeadow, Massachusetts; and Woodbridge, Connecticut) were opened during the third and fourth quarters of 2007. The Company intends to optimize its existing franchise by combining certain offices into stronger locations and using efficiency gained to fund investment in de novo branches. The Company has also detailed a facilities strategy to consolidate back office operations into one location and a regional hub approach to consolidate facilities in certain cities, which is expected to occur over the next two years.

The stated goal of the organizational review, was to implement a structure that will result in a more efficient and effective organization. The organizational review resulted in the creation of the Office of the Chairman, which consists of the CEO, COO, and CFO; an Executive Management Committee; a new position — the Chief Administrative Officer, who is responsible for all shared services functions; restructuring and streamlining of governance committees and layers of management; and a restructured approach to risk management that distinctly addresses credit, operating and interest rate risk.

Acquisitions

The Company’s growth and increased market share have been achieved through both internal growth and acquisitions. The Company continually evaluates acquisition opportunities that complement or advance its mission. Acquisitions typically involve the payment of a premium over book and market values and commonly result in one-time charges against earnings for integration and similar costs. Cost-savings, especially incident to in-market acquisitions, are achieved and revenue growth opportunities are enhanced through acquisitions. No acquisitions were completed during 2007.

Subsidiaries

Webster’s direct subsidiaries as of December 31, 2007, included Webster Bank, Webster Insurance and Fleming, Perry & Cox, Inc. Webster also owns all of the outstanding common stock in the following unconsolidated financial vehicles that have issued trust preferred securities: Webster Capital Trust IV, Webster Statutory Trust I, People’s Bancshares Capital Trust II, Eastern Wisconsin Bancshares Capital Trust II and NewMil Statutory Trust I. See Note 13 of Notes to Consolidated Financial Statements for additional information.

Webster Bank’s direct subsidiaries include Webster Mortgage Investment Corporation, Webster Preferred Capital Corporation, Webster Business Credit Corporation, Budget Installment Corporation and Center Capital Corporation. Webster Bank is the primary source of retail activity within the consolidated group. Webster Bank provides banking services through 181 banking offices, 343 ATMs and the Internet. Residential mortgage origination activity is conducted through Webster Bank. Webster Mortgage Investment Corporation is a passive investment subsidiary whose primary function is to provide servicing on passive investments, such as residential and commercial mortgage loans transferred from Webster Bank. Webster Preferred Capital Corporation is a real estate investment trust, which holds mortgage assets, principally residential mortgage loans transferred from Webster Bank. Various commercial lending products are provided through Webster Bank and its subsidiaries to clients throughout the United States. Webster Business Credit Corporation provides asset-based lending services. Budget Installment Corporation finances insurance premiums for commercial entities, and Center Capital provides equipment financing for end users of equipment. Additionally, Webster Bank has various other subsidiaries that are not significant to the consolidated entity.

Employees

At December 31, 2007, Webster had 3,354 full-time equivalent employees including 3,213 full time and 396 part-time and other employees. None of the employees were represented by a collective bargaining group. Webster maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, and an employee 401(k) investment plan. Management considers relations with its employees to be good. See Note 20 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information on certain benefit programs.

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

The banking industry is experiencing rapid changes in technology. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. Technological advances are likely to increase competition by enabling more companies to provide cost effective products and services.

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

Supervision and Regulation

Webster is a bank holding company and is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act (“BHCA”). As such, the Federal Reserve is Webster’s primary federal regulator, and Webster is subject to extensive regulation, supervision and examination by the Federal Reserve. Webster is subject to the capital adequacy guidelines of the Federal Reserve, which are applied on a consolidated basis. These guidelines require bank holding companies having the highest regulatory ratings for safety and soundness to maintain a minimum ratio of Tier 1 capital to total average assets (or “leverage ratio”) of 3%. All other bank holding companies are required to maintain an additional capital cushion of 100 to 200 basis points. The Federal Reserve capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Under the capital adequacy guidelines a bank holding company or insured depository institution is generally deemed well capitalized if its leverage ratio is greater than 5%, its Tier 1 capital to risk-weighted assets is greater than 6%, and its total capital to risk-weighted assets is greater than 10%. At December 31, 2007, Webster was well capitalized under the capital adequacy guidelines. The Federal Reserve also may set higher minimum capital requirements for a bank holding company whose circumstances warrant it, such as a bank holding company anticipating significant growth. The Federal Reserve has not advised Webster that it is subject to any special capital requirement.

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

Webster also has made a declaration to the Federal Reserve of its status as a financial holding company under the Gramm-Leach-Bliley Act (“GLBA”). As a financial holding company, Webster is authorized to engage in certain financial activities that a bank holding company may not engage in. If a financial holding company’s subsidiary insured depository institutions fail to remain well capitalized and well managed, the company and its affiliates may not commence any new activity that is authorized particularly for financial holding companies. If a financial holding company remains out of compliance for 180 days or such longer period as the Federal Reserve permits, the Federal Reserve may require the financial holding company to divest either its insured depository institutions or all its non-banking subsidiaries engaged in activities not permissible for a bank holding company. If a financial holding company’s subsidiary insured depository institutions fail to maintain a “satisfactory” or better record of performance under the Community Reinvestment Act, it may not commence any new activity authorized particularly for financial holding companies, but may continue to make merchant banking and insurance company investments in the ordinary course of business.

Webster Bank is a national association chartered by the Office of the Comptroller of the Currency (“OCC”). The OCC is its primary federal regulator, and it is subject to extensive regulation, supervision, and examination by the OCC. In addition, as to certain matters, Webster Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve. Webster Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the OCC that are similar to those applicable to Webster. At December 31, 2007, Webster Bank was in compliance with all minimum capital requirements and was well capitalized under the capital guidelines. There also are substantial regulatory restrictions on Webster Bank’s ability to pay dividends to Webster. Under OCC regulations, Webster Bank may pay dividends to Webster without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends declared do not exceed net profits for the current year to date as of the declaration date plus net retained profits from the preceding two years less dividends declared in such years. At December 31, 2007, Webster Bank was in compliance with all applicable minimum capital requirements and had no dividend paying capacity to pay dividends to Webster. Its deposits are insured up to regulatory limits by the FDIC and are subject to corresponding deposit insurance assessments to maintain the FDIC insurance funds.

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

Webster Bank is authorized by the OCC to engage in trust activities subject to the OCC’s regulation, supervision, and examination. Webster Bank provides these trust and related fiduciary services to its customers through Webster Financial Advisors, a division of Webster Bank. In 2007, the Federal Reserve and Securities and Exchange Commission (“SEC”) issued a final joint rulemaking to clarify that traditional banking activities involving some elements of securities brokerage activities, such as most trust and fiduciary activities, may continue to be performed by banks rather than being “pushed-out” to affiliates supervised by the SEC. Fleming, Perry & Cox, Inc. (“Fleming”) is a registered investment advisor and as such is subject to regulation, supervision, and examination by the SEC. Webster Bank is authorized to engage as an underwriter of municipal securities and as such is subject to regulation by the Municipal Securities Rulemaking Board.

Transactions between Webster Bank and its affiliates, including Webster, are governed by sections 23A and 23B of the Federal Reserve Act and Federal Reserve regulations there under. Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and by requiring that such transactions be on terms that are consistent with safe and sound banking practices.

Under GLBA, all financial institutions, including Webster, Webster Bank, and several of their affiliates and subsidiaries, are required to establish policies and procedures to restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request and to protect customer data from unauthorized access. In addition, the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) includes many provisions concerning national credit reporting standards, and permits consumers, including customers of Webster, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Federal Reserve and the Federal Trade Commission are granted extensive rulemaking authority under the FACT Act, and

Webster Bank and its affiliates are subject to those provisions. Webster has developed policies and procedures for itself and its subsidiaries, including Webster Bank, and believes it is in compliance with all privacy, information sharing, and notification provisions of the GLBA and the FACT Act.

Under Title III of the USA PATRIOT Act, all financial institutions, including Webster, Webster Bank, and several of their affiliates and subsidiaries, are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking regulatory authorities and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking regulators and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution, such as Webster or Webster Bank, in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act or the BHCA. Webster and Webster Bank have in place a Bank Secrecy Act and USA PATRIOT Act compliance program, and they engage in very few transactions of any kind with foreign financial institutions or foreign persons.

The Sarbanes-Oxley Act (“SOA”) was adopted in 2002 for the stated purpose to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOA applies generally to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (“Exchange Act”), including Webster. SOA includes very specific additional disclosure requirements and corporate governance rules, and the SEC and securities exchanges have adopted extensive additional disclosure, corporate governance and other related rules pursuant to its mandate. SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. In addition, the federal banking regulators have adopted generally similar requirements concerning the certification of financial statements by bank officials.

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

During 2007, the Federal Reserve, OCC and other federal financial regulatory agencies issued final guidance on subprime mortgage lending to address issues relating to certain subprime mortgages, especially adjustable-rate mortgage (“ARM”) products that can cause payment shock. The subprime guidance described the prudent safety and soundness and consumer protection standards that the regulators expect banks and financial institutions, such as Webster and Webster Bank, to follow to ensure borrowers obtain loans they can afford to repay.

In December 2006, the Federal Reserve, OCC and other federal financial regulatory agencies issued similar final guidance on sound risk management practices for concentrations in commercial real estate (“CRE”) lending. The

CRE guidance provided supervisory criteria, including numerical indicators to direct examiners in identifying institutions with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny. The CRE criteria do not constitute limits on CRE lending, but the CRE guidance does provide certain additional expectations, such as enhanced risk management practices and levels of capital, for banks with concentrations in CRE lending. Management believes it has in place the risk management practices and capital levels commensurate with the level of CRE lending.

The Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 8, 2006, gave the FDIC increased flexibility in assessing premiums on banks and savings associations, including Webster Bank, to pay for deposit insurance and in managing its deposit insurance reserves. In 2006, the FDIC adopted rules to implement its new authority to set deposit insurance premiums. Under these regulations, all insured depository institutions pay a base rate, which may be adjusted annually up to 3 basis points by the FDIC, and an additional assessment based on the risk of loss to the Deposit Insurance Fund posed by that institution. For an institution, such as Webster Bank, that has a long-term public debt rating, the risk assessment is based on its debt rating and the components of its supervisory rating. For institutions that do not have a long-term public debt rating, the risk assessment is based on certain measurements of its financial condition and its supervisory ratings. Assessment rates set by the FDIC effective January 1, 2007 range from 5 to 43 basis points. The reform legislation also provided a credit to insured institutions based on the amount of their insured deposits at year-end 1996 which will offset the premiums assessed. Webster Bank’s credit of $12.6 million was used in part to offset its 2007 deposit insurance assessment and the balance is expected to offset up to 90% of its 2008 assessment. As of December 31, 2007, the credit balance remaining was $6.5 million, which Webster anticipates being fully utilized in 2008. Webster will be subject to an increased deposit premium expense after fully utilizing the credit which is anticipated to be during the fourth quarter of 2008.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0114% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Under the Federal Deposit Insurance Act, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, rule, order or condition imposed by the FDIC. Webster’s management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Statistical Disclosure

The information required by the SEC’s Securities Act Industry Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page
I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differentials	27
II.	Investment Portfolio	40, 41, 73-77
III.	Loan Portfolio	42-45, 79-81
IV.	Summary of Loan Loss Experience	45-48, 81
V.	Deposits	85, 86
VI.	Return on Equity and Assets	23
VII.	Short-Term Borrowings	87, 88

ITEM 1A.	RISK FACTORS

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

In recent years, Webster has focused, in part, on growth through acquisitions. If any of the following risks actually occur, Webster’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of Webster’s common stock could decline significantly.

Webster’s Results Of Operations Are Affected By Economic Conditions Locally And Nationally.

Decreases in real estate values could adversely affect the value of property used as collateral for our loans. No assurance can be given that the original appraised values are reflective of current market conditions. Adverse changes in the economy caused by inflation, recession, unemployment or other factors beyond our control may also have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings. Consequently, deterioration in economic conditions, particularly in Connecticut, could have a material adverse impact on the quality of our loan portfolio, which could result in an increase in delinquencies, causing a decrease in our interest income as well as an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses. Such deterioration could also adversely impact the demand for our products and services, and, accordingly, our results of operation.

The second half of 2007 was highlighted by significant disruption and volatility in the financial and capital marketplaces. This turbulence has been attributable to a variety of factors, including the fallout associated with the subprime mortgage market. One aspect of this fallout has been significant deterioration in the activity of the secondary residential mortgage market. The disruptions have been exacerbated by the continued decline of the real estate and housing market along with significant mortgage loan related losses incurred by many lending institutions. In addition, the significant decline in economic growth, nationally, during the fourth quarter of 2007 has led to a national economy bordering on recession. Webster is not immune to negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing industry locally and nationally. During the second half of 2007, we have experienced an increase in non-performing loans and net loan charge-offs. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a further increase in delinquencies, causing a decrease in our interest income, or continue to have an adverse impact on our loan loss experience, causing an increase in our allowance for credit losses.

The Company Operates In A Highly Competitive Industry And Market Area

Webster faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets in which we operate. Webster also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services than Webster, as well as better pricing for those products and services.

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

In recent years, Webster has focused on shifting its asset mix to reduce the residential mortgage loan portfolio and increase commercial and consumer loans. In 2006 and 2007, Webster securitized a total of approximately $1.0 billion and sold $250 million of its residential mortgage loans. Residential mortgages were $3.6 billion at the end of 2007, a decrease of 18.2%, compared to $4.46 billion at December 31, 2006. At the end of 2007, commercial loans were $5.6 billion, including (1) commercial and industrial loans at $3.5 billion, up 3.8% compared to balances at December 31, 2006, and (2) commercial real estate loans at $2.1 billion, up 8.1% compared to balances at December 31, 2006. Consumer loans in the continuing consumer loan portfolio, primarily home equity loans and lines, remained flat year over year with a total continuing portfolio balance of $2.9 billion at both December 31, 2007 and 2006. Commercial, commercial real estate and consumer loans comprised 70.8% of total loans at December 31, 2007 compared to 65.8% at December 31, 2006. Commercial and consumer lending typically results in greater yields than traditional residential mortgage lending; however, it also entails more credit risk. Generally speaking, the losses on commercial and consumer portfolios are more volatile and less predictable than residential mortgage lending, and, consequently, the credit risk associated with such portfolios is higher.

Webster’s Allowance For Credit Losses May Be Insufficient

Webster maintains an allowance for credit losses, which is established through a provision for credit losses charged to operations, that represents management’s best estimate of probable losses within the existing portfolio of loans and unfunded credit commitments. The allowance, in the judgment of management, is necessary to reserve for estimated credit losses and risks inherent in the loan portfolio and unfunded commitments. The level of the allowance reflects management’s continuing evaluation of: industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires Webster to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of Webster’s control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review Webster’s allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, Webster will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on Webster’s financial condition and results of operations. See the section captioned “Allowance for Credit Losses” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, located elsewhere in this report for further discussion related to the process for determining the appropriate level of the allowance for credit losses.

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

Decreases in interest rates might cause depositors to seek higher yielding products including locking into longer term higher yielding certificates of deposits, if available. If the cost of interest-bearing deposits does not decrease as fast as comparable term borrowings, the net interest income will be negatively affected. Changes in the asset and liability mix may also affect the net interest income.

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

Webster Continually Encounters Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Webster’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of Webster’s competitors, because of their larger size and available capital, have substantially greater resources to invest in technological improvements. Webster may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on Webster’s business and, in turn, its financial condition and results of operations.

Webster Is Subject To Claims And Litigation Pertaining To Fiduciary Responsibility

From time to time, customers make claims and take legal action pertaining to Webster’s performance of its fiduciary responsibilities. Whether customer claims and legal actions related to Webster’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to Webster they may result in significant financial liability and/or adversely affect the market perception of Webster and its products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on Webster’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Webster has no unresolved comments from the SEC staff.

ITEM 2.	PROPERTIES

At December 31, 2007, Webster Bank had 181 banking offices located in Connecticut, Massachusetts, Rhode Island and New York as follows:

As of December 31, 2007
Location	Leased	Owned	Total
Connecticut:
Hartford County	28	21	49
New Haven County	18	18	36
Fairfield County	24	4	28
Litchfield County	5	11	16
Middlesex County	3	2	5
New London County	3	0	3
Tolland County	1	1	2
Massachusetts	9	15	24
Rhode Island	6	4	10
New York	8	0	8

Total Banking Offices	105	76	181

Lease expiration dates range from 1 to 80 years with renewal options of 2 to 35 years. Additionally, Webster Financial Advisors, headquartered in Stamford, Connecticut, has offices in Hartford, New Haven, Waterbury and Providence, Rhode Island and HSA Bank is headquartered in Sheboygan, Wisconsin.

Subsidiaries maintain the following offices at December 31, 2007: Webster Insurance was headquartered in Meriden, Connecticut and had offices in several Connecticut communities, including Vernon, Waterford and Westport as well as an office in Harrison, New York. On February 1, 2008, Webster sold Webster Insurance. See Note 2 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information. Webster Investment Services, Inc. is headquartered in Kensington, Connecticut with sales offices located throughout Webster’s branch network. Center Capital is headquartered in Farmington, Connecticut and has offices in Brookfield, Connecticut; Carlsbad, California; Blue Bell and Cranberry Township, Pennsylvania; and Schaumburg, Illinois. WBCC is headquartered in New York, New York with offices in Atlanta, Georgia; South Easton, Massachusetts; Chicago, Illinois; Cleveland, Ohio; Plano, Texas; Charlotte, North Carolina; Memphis, Tennessee; and Hartford, Connecticut. BIC is headquartered in Garden City, New York.

The total net book value of properties and equipment owned at December 31, 2007 was $193.1 million. See Note 8 of Notes to Consolidated Financial Statements elsewhere in this report for additional information.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incident to the registrant’s business, to which Webster is a party or of which any of its property is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2007, no matters were submitted to a vote of Webster security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of Webster trade on the New York Stock Exchange under the symbol “WBS”.

The following table sets forth for each quarter of 2007 and 2006 the intra-day high and low sales prices per share of common stock as reported by the NYSE and the cash dividend declared per share. On January 31, 2008, the closing market price of Webster common stock was $33.87. Webster increased its quarterly dividend to $0.30 per share in the second quarter of 2007.

Common Stock (per share)

2007	High	Low	Dividends Declared
Fourth quarter	$44.64	$30.74	$0.30
Third quarter	46.40	39.33	0.30
Second quarter	48.90	42.30	0.30
First quarter	51.24	46.54	0.27

2006	High	Low	Dividends Declared
Fourth quarter	$50.44	$46.04	$0.27
Third quarter	48.64	45.30	0.27
Second quarter	49.20	45.30	0.27
First quarter	49.55	45.25	0.25

Holders

Webster had 10,152 holders of record of common stock and 52,480,182 shares outstanding on January 31, 2008. The number of shareholders of record was determined by American Stock Transfer and Trust Company.

Dividends

The payment of dividends is subject to various restrictions, none of which is expected to limit any dividend policy that the Board of Directors may in the future decide to adopt. Payment of dividends to Webster from Webster Bank is subject to certain regulatory and other restrictions. Under OCC regulations, Webster Bank may pay dividends to Webster without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends declared do not exceed its net profits for the current year to the date of declaration plus net retained profits from the preceding two years less dividends declared in such years. At December 31, 2007, Webster Bank was in compliance with all applicable minimum capital requirements and had no dividend paying capacity to pay dividends to Webster.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to any purchase of shares of Webster common stock made by or on behalf of Webster or any “affiliated purchaser” for the quarter ended December 31, 2007. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2007	30,636	$42.38	30,200	3,348,700
November 1-30, 2007	1,238,793	32.77	1,237,500	2,111,200
December 1-31, 2007	16,733	32.58	—	2,111,200

Total	1,286,162	$32.99	1,267,700	2,111,200

(1)

The Company’s current stock repurchase program, which was announced on September 26, 2007, authorized the Company to purchase up to an additional 5% of Webster’s common stock outstanding at the time of authorization or 2.7 million shares. The program will remain in effect until fully utilized or until modified, superseded or terminated. The Company’s repurchase program which was announced on June 5, 2007 for 2.8 million shares was completed on November 13, 2007.

Stock-Based Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2007, represents stock-based compensation plans approved by shareholders and is presented in the table below. There are no plans that have not been approved by shareholders. Additional information is presented in Note 21, Stock-Based Compensation Plans, in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by shareholders	3,276,860	$36.37	2,149,053
Plans not approved by shareholders	—	—	—

Total	3,276,860	$36.37	2,149,053

Performance Graph

The performance graph compares Webster’s cumulative shareholder return on its common stock over the last five fiscal years to the cumulative total return of the Standard & Poor’s 500 Index (“S&P 500 Index”) and the SNL All Bank and Thrift Index. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. Webster’s cumulative shareholder return over a five-year period is based on an initial investment of $100 on December 31, 2002.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Webster Financial Corporation	$100.00	$134.59	$151.51	$143.36	$152.31	$102.75
S&P 500	100.00	128.69	142.69	149.69	173.33	182.85
SNL Bank & Thrift Index	100.00	135.57	151.81	154.19	180.17	136.30

Sources:	SNL Financial LC, Bloomberg L.P.

ITEM 6.	SELECTED FINANCIAL DATA

	At or for year ended December 31,
(In thousands, except per share data)	2007	2006*(b)(c)	2005(b)(c)	2004(b)(c)	2003(b)(c)
STATEMENT OF CONDITION
Total assets	$17,201,960	$17,096,659	$17,835,905	$17,021,735	$14,568,931
Loans, net	12,287,857	12,775,772	12,138,800	11,562,663	9,091,135
Securities	2,748,931	1,824,247	3,530,170	3,495,809	4,301,926
Goodwill and other intangible assets	768,015	777,659	650,515	646,575	282,637
Deposits	12,354,158	12,458,396	11,631,145	10,571,288	8,372,135
FHLB advances and other borrowings	2,940,883	2,590,075	4,377,297	4,698,833	4,936,393
Preferred stock of subsidiary corporation	9,577	9,577	9,577	9,577	9,577
Shareholders’ equity	1,736,632	1,874,134	1,644,497	1,541,907	1,151,413

STATEMENT OF INCOME
Interest income	$995,595	$1,014,738	$871,847	$732,108	$658,718
Interest expense	487,403	506,188	354,506	263,947	245,199

Net interest income	508,192	508,550	517,341	468,161	413,519
Provision for credit losses	67,750	11,000	9,500	18,000	25,000
Non-interest income	200,591	179,195	172,862	161,940	173,972
Loss on write-down of securities available for sale to fair value	—	(48,879)	—	—	—
Gain on sale of securities, net	1,721	1,289	3,633	14,313	18,574
Non-interest expenses	483,970	436,335	416,767	409,547	342,238

Income from continuing operations before income taxes	158,784	192,820	267,569	216,867	238,827
Income taxes	48,088	59,140	85,037	66,523	78,061

Income from continuing operations	110,696	133,680	182,532	150,344	160,766
(Loss) income from discontinued operations, net of tax	(13,923)	110	2,661	2,903	1,000

Net income	$96,773	$133,790	$185,193	$153,247	$161,766

Per Share Data
Net income per share from continuing operations - basic	$2.03	$2.50	$3.41	$2.98	$3.53
Net income per share - basic	1.78	2.50	3.46	3.03	3.55
Net income per share from continuing operations - diluted	2.01	2.47	3.37	2.93	3.47
Net income per share - diluted	1.76	2.47	3.42	2.98	3.49
Dividends declared per common share	1.17	1.06	0.98	0.90	0.82
Book value per common share	33.09	33.24	30.65	28.75	24.88
Tangible book value per common share	18.73	19.76	18.84	17.11	19.14

Weighted-average shares - diluted	54,996	54,065	54,236	51,352	46,362

Key Performance Ratios
Return on average assets (a)	0.66%	0.75%	1.04%	0.91%	1.13%
Return on average shareholders’ equity (a)	5.97	7.78	11.33	10.90	14.95
Net interest margin	3.40	3.16	3.29	3.11	3.14
Interest-rate spread	3.32	3.09	3.25	3.09	3.10
Non-interest income as a percentage of total revenue	28.48	20.56	25.44	27.35	31.77
Average shareholders’ equity to average assets	10.99	9.61	9.22	8.39	7.57
Dividend payout ratio	66.48	42.91	28.74	30.20	23.36

Asset Quality Ratios
Allowance for credit losses/total loans	1.58%	1.20%	1.27%	1.28%	1.32%
Allowance for loan losses/total loans	1.51	1.14	1.19	1.28	1.32
Net charge-offs/average loans	0.20	0.13	0.03	0.10	0.25
Nonperforming loans/total loans	0.90	0.46	0.49	0.30	0.39
Nonperforming assets/total loans plus OREO	0.97	0.48	0.54	0.33	0.47

*	Net income for 2006 from continuing operations, net income, per share data and ratios include the effect of balance sheet repositioning action charges of $37.0 million, net of tax. Excluding these charges, diluted earnings per share would have been $3.16.
(a)	Calculated based on income from continuing operations for all years presented.
(b)	Certain previously reported information has been reclassified for the effect of reporting Webster Insurance as discontinued operations.
(c)	Certain previously reported information has been revised for the effect of an immaterial correction of an error regarding an over accrual of insurance revenues. See Note 27 of notes to Consolidated Financial Statements contained elsewhere within this report for additional information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Webster Financial Corporation and the Notes thereto included elsewhere in this report (collectively, the “Financial Statements”).

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

Valuation of Goodwill/Other Intangible Assets and Analysis for Impairment

Webster, in part, has increased its market share through acquisitions accounted for under the purchase method, which requires that assets acquired and liabilities assumed be recorded at their fair values estimated by means of internal or other valuation techniques. These valuation estimates affect the measurement of goodwill and other intangible assets recorded in the acquisition. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques including multiples of revenue, discounted cash flows, price/equity and price/earnings ratios.

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

Deferred tax liabilities generally represent items that will require a future tax payment, for which tax expense has been recognized in the Company’s financial statements and a payment has been deferred, or a deduction taken on the Company’s tax return but not yet recognized as an expense in the financial statements. Deferred tax liabilities are also recognized for certain “non-cash” items such as certain acquired intangible assets subject to amortization which results in future financial statement expenses that are not deductible for tax purposes.

For more information about income taxes, see Note 9 of Notes to Consolidated Financial Statements included elsewhere within this report.

Pension and Other Postretirement Benefits

The determination of the obligation and expense for pension and other postretirement benefits is dependent upon certain assumptions used in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs. Actual results could differ from the assumptions and market driven rates may fluctuate. Significant differences in actual experience or significant changes in the assumptions may materially affect the future pension and other postretirement obligations and expense. See Note 20 of Notes to Consolidated Financial Statements for further information.

Results of Operations

Summary

Webster’s net income was $96.8 million or $1.76 per diluted share in 2007, compared to $133.8 million or $2.47 per diluted share in 2006, a decrease of 27.7%. Income from continuing operations was $110.7 million or $2.01 per diluted share in 2007, compared to $133.7 million or $2.47 per diluted share in 2006, a decrease of 17.2%.

During the fourth quarter, management determined that the sale of its insurance agency business (Webster Insurance) would be structured such that the consideration would comprise an upfront payment and additional potential consideration over a multi-year earn-out period. Given this structure, Webster accordingly wrote down the carrying value of its investment and as of year end 2007 reported Webster Insurance separately from its continuing operations. The results of Webster Insurance (and the loss on write-down of the assets held for disposition to fair value) are shown as discontinued operations, net of tax in the Consolidated Statements of Income. Webster has reported the assets and liabilities of Webster Insurance as assets and liabilities held for disposition at both December 31, 2007 and 2006.

Results from continuing operations include an increase in provisions for credit losses of $56.8 million, severance and other charges of $15.6 million, a net charge of $6.8 million related to the redemption of debt and a $3.6 million loss on the write-down of direct investments to fair value. The net impact of these items was $82.8 million ($53.8 million after tax or $0.98 per diluted share). Results from continuing operations in 2006 include charges of $57.0 million ($37.0 million after tax or $0.69 per diluted share) related to the balance sheet repositioning actions taken in 2006.

The net interest margin for 2007 increased by 24 basis points when compared to the prior year. This was primarily due to increases in higher yielding commercial and consumer loans and a decrease in average outstanding securities and borrowings partially offset by an increase in the cost of deposits. Average interest bearing liabilities decreased $1.2 billion, or 7.3%, with decreases in borrowings of $1.5 billion partially offset by increases in average deposits of $0.4 billion. Average earning assets decreased $1.1 billion, or 6.6%, ($409.9 million in loans and $704.8 million in securities) when compared to 2006 as a result of the balance sheet restructuring actions.

Non-interest income of $202.3 million increased by $70.7 million, or 53.7%, in 2007 compared to 2006. The increase in non-interest income was primarily due to the $48.9 million and $2.3 million in losses recognized to write-down and subsequently sell, respectively, the available for sale mortgage-backed securities portfolio in 2006, the $5.7 million loss on the sale of mortgage loans in 2006 and an increase in deposit service fees of $17.9 million in 2007 compared to 2006 partially offset by a $3.6 million decrease in loan related fees.

Non-interest expenses of $484.0 million increased $47.6 million, or 10.9%, compared to 2006. The increase reflects the impact of severance and other costs of $15.6 million, debt prepayment expenses of $8.9 million and an increase in compensation and benefits of $15.0 million, $3.4 million related to the write-off of software development costs and $2.3 million of closing costs related to Peoples Mortgage Corporation (“PMC”).

Selected financial highlights are presented in the following table.

	At or for the years ended December 31,
(In thousands, except per share data)	2007	2006*(c)	2005(c)(d)
Earnings
Net interest income	$508,192	$508,550	$517,341
Total non-interest income	202,312	131,605	176,495
Total non-interest expenses	483,970	436,335	416,767
Income from continuing operations, net of tax	110,696	133,680	182,532
(Loss) income from discontinued operations, net of tax	(13,923)	110	2,661
Net income	96,773	133,790	185,193

Common Share Data
Net income per share from continuing operations - diluted	$2.01	$2.47	$3.37
Net income per share - diluted	1.76	2.47	3.42
Dividends declared per common share	1.17	1.06	0.98
Book value per common share	33.09	33.24	30.65
Tangible book value per common share	18.73	19.76	18.84

Diluted shares (average)	54,996	54,065	54,236

Selected Ratios
Return on average assets (a)	0.66%	0.75%	1.04%
Return on average shareholders’ equity (a)	5.97	7.78	11.33
Net interest margin	3.40	3.16	3.29
Efficiency ratio (b)	68.12	68.16	60.07
Tangible capital ratio	5.89	6.72	5.78

*	For 2006, net income, per share data and ratios include the effect of balance sheet repositioning action charges of $37.0 million, net of tax. Excluding these charges, diluted earnings per share would have been $3.16.
(a)	Calculated based on income from continuing operations for all years presented.
(b)	Total non-interest expense as a percentage of net interest income plus total non-interest income.
(c)	Certain previously reported information has been reclassified for the effect of reporting Webster Insurance as discontinued operations.
(d)	Certain previously reported information has been revised for the effect of an immaterial correction of an error regarding an overaccrual of insurance revenues. See Note 27 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information.

Table 1: Three-year average balance sheet and net interest margin. Average balances are daily averages and yields are calculated on a tax equivalent basis.

	Year ended December 31,
	2007			2006			2005
(Dollars in thousands)	Average Balance	Interest	Average Yields	Average Balance	Interest	Average Yields	Average Balance	Interest	Average Yields
Loans (a) (b)	$12,390,955	$837,711	6.76%	$12,800,864	$843,398	6.59%	$11,930,776	$689,048	5.78%
Loans held for sale	344,663	21,560	6.26	288,892	17,213	5.96	232,695	12,945	5.56
Securities (c)	2,356,669	136,398	5.79	3,061,432	152,832	4.93	3,608,900	169,259	4.66
Federal Home Loan Bank and Federal Reserve Bank stock	113,731	7,954	6.99	163,344	9,672	5.92	197,389	8,847	4.48
Short-term investments	59,345	3,045	5.13	25,514	1,079	4.23	19,982	537	2.69

Total interest-earning assets (c)	15,265,363	1,006,668	6.60	16,340,046	1,024,194	6.25	15,989,742	880,636	5.50
Other assets	1,590,282			1,531,421			1,484,723

Total assets	$16,855,645			$17,871,467			$17,474,465

Demand deposits	$1,506,696	$—	—	$1,470,861	$—	—	$1,449,596	$—	—
Savings, NOW, money market deposit accounts	5,749,378	125,590	2.18%	5,427,812	100,165	1.85%	5,633,897	66,226	1.18%
Certificates of deposits	5,218,449	235,717	4.52	5,193,608	210,034	4.04	4,215,801	122,211	2.90

Total deposits	12,474,523	361,307	2.90	12,092,281	310,199	2.57	11,299,294	188,437	1.67
FHLB advances	757,367	35,302	4.66	2,035,786	94,322	4.63	2,256,216	78,623	3.48
Fed funds and repurchase agreements	996,341	44,769	4.49	1,243,269	52,301	4.21	1,520,086	43,842	2.88
Other long-term-debt	609,371	46,025	7.55	633,667	49,366	7.79	673,562	43,604	6.47

Total interest-bearing liabilities	14,837,602	487,403	3.28	16,005,003	506,188	3.16	15,749,158	354,506	2.25
Other liabilities	156,083			139,057			102,732
Preferred stock of subsidiary corporation	9,577			9,577			9,577
Shareholders’ equity	1,852,383			1,717,830			1,612,998

Total liabilities and shareholders’ equity	$16,855,645	519,265		$17,871,467	518,006		$17,474,465	526,130

Less fully taxable-equivalent adjustment		(11,073)			(9,456)			(8,789)

Net interest income		$508,192			$508,550			$517,341

Interest rate spread (c)			3.32%			3.09%			3.25%
Net interest margin (c)			3.40%			3.16%			3.29%

Average Prime Rate			8.05%			7.96%			6.19%
Average Federal Funds Rate			5.05%			4.96%			3.13%

(a)	Interest on nonaccrual loans has been included only to the extent reflected in the Consolidated Statements of Income. Nonaccrual loans are included in the average balance outstanding.
(b)	Includes amortization of net deferred loan costs (net of fees) and premiums (net of discounts) of: $24.7 million, $19.5 million and $14.0 million in 2007, 2006 and 2005, respectively.
(c)	Unrealized gains (losses) on available-for-sale securities are excluded from the average yield calculations. Unrealized net gains (losses) averaged $2.4 million, $(36.0) million and $(24.1) million for 2007, 2006 and 2005, respectively.

Net Interest Income

Net interest income which is the difference between interest earned on loans, investments and other interest-earning assets and interest paid on deposits and borrowings, totaled $508.2 million in 2007, compared to $508.6 million in 2006, a decrease of $0.4 million. Net interest income is affected by changes in interest rates, by loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities and the level of non-performing assets. The decrease in net interest income is largely due to lower volumes of average interest-earning assets, mostly related to decreases in average securities partially offset by decreases in average interest-bearing liabilities related to decreases in average borrowings.

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

Table 2: Net interest income — rate/volume analysis (not presented on a tax-equivalent basis).

	Years ended December 31, 2007 vs. 2006 Increase (decrease) due to			Years ended December 31, 2006 vs. 2005 Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$21,709	$(27,396)	$(5,687)	$101,463	$52,894	$154,357
Loans held for sale	892	3,455	4,347	976	3,292	4,268
Investments	19,043	(36,846)	(17,803)	2,519	(18,253)	(15,734)

Total interest income	41,644	(60,787)	(19,143)	104,958	37,933	142,891

Interest on interest-bearing liabilities:
Deposits	41,012	10,096	51,108	107,733	14,029	121,762
Borrowings	12,051	(81,944)	(69,893)	51,778	(21,858)	29,920

Total interest expense	53,063	(71,848)	(18,785)	159,511	(7,829)	151,682

Net change in net interest income	$(11,419)	$11,061	$(358)	$(54,553)	$45,762	$(8,791)

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit ratings, began 2005 at 5.25%, and increased 50 basis points in each of the four quarters to end the year at 7.25%. During 2006, the prime interest rate increased 50 basis points in each of the first two quarters to end the year at 8.25%. During 2007, the prime interest rate decreased 50 basis points in each of the last two quarters to end the year at 7.25%. The federal funds rate, which is the cost of immediately available overnight funds, fluctuated in a similar manner. It began 2005 at 2.25%, increased 50 basis points in each of the four quarters to end the year at 4.25%. During 2006, the federal funds rate increased 50 basis points in each of the first two quarters to end the year at 5.25%. During 2007, the federal funds rate decreased 50 basis points in each of the last two quarters to end the year at 4.25%. Because the decreases in the prime interest rate and the federal funds rate occurred at the end of both of the third and fourth quarters of 2007, the Company’s net interest margin does not reflect the full impact of the rate decreases. Additionally, the balance sheet repositioning actions resulted in partially replacing lower earning residential loans with higher earning commercial and consumer loans.

Additional rate cuts were made in early 2008. In January of 2008 the Federal Reserve Board lowered the federal funds rate by 125 basis points to end the month at 3.00%. The prime rate was reduced by 125 basis points in January 2008 and closed at 6.00% at January 31, 2008.

Interest Income

Interest income (on a fully tax-equivalent basis) decreased $17.5 million, or 1.7%, to $1.0 billion for 2007 as compared to 2006. A decrease in the average interest earning-assets over the prior year was partially offset by slightly higher average yields earned on the assets. The decline in the volume of interest-earning assets is a result of the balance sheet repositioning which began in the fourth quarter of 2006 and was completed by the first quarter of 2007. The average loan portfolio, excluding loans held for sale, decreased by $409.9 million, or 3.2%, compared to 2006. Average securities decreased by $704.8 million, or 23.0%, compared to 2006. Additionally higher yielding commercial and consumer loans partially replaced reductions in residential loans.

The yield earned on interest-earning assets increased 35 basis points for the year ended December 31, 2007 to 6.60% compared to 6.25% for 2006 as a result of the balance sheet repositioning actions. The loan portfolio yield increased 17 basis points to 6.76% for the year ended December 31, 2007 and comprised 81.2% of average interest-earning assets compared to the loan portfolio yield of 6.59% and 78.3% of average interest-earning assets for the year ended December 31, 2006. Additionally, the yield on securities was 5.79%, an 86 basis point improvement over 2006.

Interest Expense

Interest expense for the year ended December 31, 2007 decreased $18.8 million, or 3.7%, compared to 2006. The decrease was primarily due to a decline in the average total borrowings of $1.5 billion when compared to the average balance in 2006. This decrease in average borrowings was a result of the balance sheet repositioning actions taken.

The cost of interest-bearing liabilities was 3.28% for the year ended December 31, 2007, an increase of 12 basis points compared to 3.16% for 2006. Deposit costs for the year ended December 31, 2007 increased to 2.90% from 2.57% in 2006, an increase of 33 basis points. Total borrowing costs for the year ended December 31, 2007 increased 33 basis points to 5.34% from 5.01% for 2006. Since the reduction in the prime interest rate and the federal funds rate occurred at the end of the third and fourth quarters of 2007, the effects of the rate decreases are not fully reflected in the Company’s net interest margin for 2007.

Provision for Credit Losses

The provision for credit losses was $67.8 million for the year ended December 31, 2007; an increase of $56.8 million compared to $11.0 million for the year ended December 31, 2006. The increase in the provision is primarily due to a $40.0 million provision recorded in the fourth quarter related to the liquidating portfolios of indirect out-of-market residential construction loans and indirect out-of-market home equity loans. Additionally, $11.0 million of the provision was recorded in the third quarter related to higher delinquency and non-accrual loans in the home equity portfolio. During 2007, total net charge-offs were $25.2 million compared to $16.4 million in 2006. See Tables 17 through 22 for information on the allowance for credit losses, net charge-offs and nonperforming assets.

Management performs a quarterly review of the loan portfolio and unfunded commitments to determine the adequacy of the allowance for credit losses. Several factors influence the amount of the provision, primarily loan growth and portfolio mix, net charge-offs and the level of economic activity. At December 31, 2007, the allowance for credit losses totaled $197.6 million or 1.58% of total loans compared to $155.0 million or 1.20% at December 31, 2006. See the “Allowance for Credit Losses Methodology” section later in the Management’s Discussion and Analysis for further details.

Non-interest Income

Table 3: Non-interest income comparison of 2007 to 2006.

	Year ended December 31,		Increase (decrease)
(In thousands)	2007	2006	Amount	Percent
Deposit service fees	$114,645	$96,765	$17,880	18.5%
Loan related fees	30,830	34,389	(3,559)	(10.3)
Wealth and investment services	29,164	27,183	1,981	7.3
Mortgage banking activities	9,316	8,542	774	9.1
Increase in cash surrender value of life insurance	10,386	9,603	783	8.2
Other income	7,685	8,426	(741)	(8.8)

Non-interest revenue	202,026	184,908	17,118	9.3
Loss on write-down of securities available for sale to fair value	—	(48,879)	48,879	(100.0)
Loss on sale of mortgage loans	—	(5,713)	5,713	(100.0)
Net gain on securities transactions	1,721	1,289	432	33.5
Gain on Webster Capital Trust I and II Securities	2,130	—	2,130	100.0
Loss on write-down of direct investments to fair value	(3,565)	—	(3,565)	100.0

Total non-interest income	$202,312	$131,605	$70,707	53.7%

Excluding $54.6 million in losses on the write-down of mortgage-backed securities portfolio and the loss on sale of mortgage loans in 2006, the increase of $16.1 million, or 8.7%, in non-interest income over the prior year is primarily attributable to the increase in deposit service fees of $17.9 million and wealth and investment services of $2.0 million partially offset by a $3.6 million decrease in loan related fees. See below for further discussion of various components of non-interest income.

Deposit Service Fees. Deposit service fees increased $17.9 million, or 18.5%, compared to 2006. The increase was primarily due to increases in insufficient fund fees due to the implementation of a new tiered consumer fee structure during 2007, a change in the accounting for deposit losses, increased ATM surcharges and increased debit card usage.

Loan Related Fees. Loan related fees decreased by $3.6 million, or 10.3%, primarily due to a decrease in commercial real estate prepayment fees of $2.6 million.

Wealth and Investment Services. Wealth and investment service fees increased $2.0 million or 7.3% compared to 2006. The increase is due to an increase of $1.9 million in product sales volume and an increase of $0.1 million in trust services sales volume.

Non-interest Expense

Table 4: Non-interest expense comparison of 2007 to 2006.

	Years ended December 31,		Increase (decrease)
(In thousands)	2007	2006	Amount	Percent
Compensation and benefits	$244,570	$229,556	$15,014	6.5%
Occupancy	49,378	46,083	3,295	7.2
Furniture and equipment	59,771	54,828	4,943	9.0
Intangible assets amortization	10,374	13,865	(3,491)	(25.2)
Marketing	14,213	15,417	(1,204)	(7.8)
Professional services	15,038	15,927	(889)	(5.6)
Debt redemption premium	8,940	—	8,940	100.0
Severance and other costs	15,608	—	15,608	100.0
Acquisition costs	—	2,951	(2,951)	(100.0)
Other expenses	66,078	57,708	8,370	14.5

Total non-interest expense	$483,970	$436,335	$47,635	10.9%

Total non-interest expenses for the year ended December 31, 2007 were $484.0 million, an increase of $47.6 million or 10.9% compared to December 31, 2006. Non-interest expense for the year ended December 31, 2007 increased primarily as a result of $15.6 million in severance and other, $15.0 million in compensation and benefits, $8.9 million in debt repayment expenses related to redemption premiums and unamortized issuance costs, $4.9 million in furniture and equipment expenses and $3.3 million in occupancy expenses. Partially offsetting the increase were decreases of $3.5 million in the amortization of intangible assets primarily due to core deposit intangibles from several past acquisitions becoming fully amortized during the year. Further changes in various components of non-interest expense are discussed below.

Compensation and Benefits. Total compensation and benefits increased by $15.0 million or 6.5% from 2006. The increase was primarily due to increases in compensation of $13.1 million and benefits of $1.9 million. The increase in compensation is attributed to merit increases, a full year of compensation related to the acquisition of NewMil, HSA Bank, compliance and regulatory areas, and a reduction in the deferral of salaries related to loan origination costs.

Occupancy. Total occupancy expense increased by $3.3 million or 7.2% compared to 2006. The increase in occupancy is primarily due to a full year of occupancy expense related to the acquisition of NewMil, expenses related to the de novo branch expansion program, higher rent expense and increased utilities.

Furniture and Equipment. Total furniture and equipment expense increased by $4.9 million or 9.0% compared to 2006. The increase is primarily due to higher depreciation on data processing equipment, increases in equipment maintenance contracts and service contract costs.

Severance and other costs. Charges totaling $15.6 million were recorded in 2007. Included in this charge was the discontinuation of the Company’s national wholesale mortgage banking activities of $3.5 million, sale of PMC of $2.3 million, a retail office lease termination and a technology service contract settlement for $1.4 million and $1.5 million for the recording of a liability relating to Visa Inc. legal dispute settlements reflecting Webster’s share as a Visa U.S.A. member. If Visa Inc. is successful in completing its planned public offering, Webster expects that shares received from an anticipated Class B common stock redemption related to its ownership interest in Visa Inc. will more than offset the Visa U.S.A. related liability. See the following table for a breakout of the severance and other costs.

Table 5: Severance and Other Costs

	Year ended December 31, 2007
(In thousands)	Pre-Tax	Tax Effect	After Tax
Closing costs-National Wholesale Operations	$3,462	$1,212	$2,250
Closing cost-Peoples Mortgage Company	2,322	813	1,509
Other severance	3,521	1,232	2,289
Visa Inc. legal dispute settlements	1,500	525	975
Software development cost write-off	3,403	1,191	2,212
Retail office lease termination	800	280	520
Technology service contract settlement	600	210	390

Total severance and other costs	$15,608	$5,463	$10,145

At December 31, 2007, the remaining liability related to the closing of the Company’s National Wholesale Operations was $3.4 million, the remaining liability related to the closing costs of Peoples Mortgage Company was $0.4 million and the remaining liability related to the other severance was $1.2 million.

Other Expenses. Other expenses increased $8.4 million, or 14.5%, compared to 2006 primarily due to increases in broker fees of $1.7 million and an increase in deposit losses and other miscellaneous expenses of $5.0 million.

Discontinued Operations

The results of operations of Webster Insurance were reported as discontinued operations based on management’s intent to exit the insurance agency business as of December 31, 2007. Loss from discontinued operations, net of tax, totaled $13.9 million for 2007 compared to income from discontinued operations of $0.1 million for 2006 and $2.7 million for 2005. The sale of Webster Insurance was completed on February 1, 2008. As part of the transaction Webster retained Webster Risk Services, a third-party workers’ compensation administrator of claims for which Webster is seeking a buyer. Webster Risk Services operations will be shown as discontinued operations in the future. See Note 2 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information.

Included in loss from discontinued operations for 2007 was a $14.0 million write-down to fair value charge related to the Company’s anticipated sale of the insurance operations. The sale of Webster Insurance was structured such that the consideration comprised an upfront payment and additional potential consideration over a multi-year earn-out period.

Income Taxes

Income tax expense decreased from the prior year principally due to a lower level of pre-tax income in 2007. The effective tax rate decreased to 30.3% in 2007 from 30.7% in 2006. The lower effective rate reflects the impact that higher levels of tax-exempt interest income and nontaxable increase in cash surrender value of life insurance had on the reduced pre-tax income offset by a significant increase in state and local tax expense in 2007 as compared to 2006.

Comparison of 2006 and 2005 Years

Net income for 2006 was $133.8 million, or $2.47 per diluted common share, a decrease of $51.4 million, or 27.8%, compared to net income of $185.2 million, or $3.42 per diluted common share for 2005. Net income from continuing operations for 2006 was $133.7 million or $2.47 per diluted common share, a decrease of $48.9 million or 26.8%, compared to net income from continuing operations of $182.5 million or $3.37 per diluted common share for 2005. Net interest income declined to $508.6 million for 2006, a decrease of $8.8 million, or 1.7%. The net interest margin for 2006 was 3.16%, down 13 basis points from 2005. Non-interest income was $131.6 million, a decrease of $44.9 million, or 25.4% compared to 2005 and non-interest expenses increased $19.6 million, or 4.7% compared to 2005.

Results from continuing operations for 2006 reflect Webster’s continued focus on growing loans and deposits, while reducing exposure to rising interest rates by paying down borrowings and increasing tangible capital. A 13 basis point decrease in the net interest margin for 2006, when compared to the prior year, was due to the flattening of the yield curve including the effect of rising short-term interest rates. The effect of these rates has been partially offset by loan portfolio growth. Average earning assets increased $350.3 million or 2.2% with an increase of $870.1 million or 7.3% in loans, primarily higher yielding commercial and consumer loans and an increase in loans held for sale of $56.2 million or 24.2%, partially offset by a decrease in securities of $581.5 million or 15.5% when compared to 2005.

Non-interest income decreased by $44.9 million, or 25.4%, in 2006 compared to a year ago, due to the loss of $51.3 million on write-down and subsequent sale of available for sale mortgage-backed securities and the loss of $5.7 million on the sale of mortgage loans. Both of these losses were related to the balance sheet repositioning actions that were announced and completed in the fourth quarter of 2006. These decreases were partially offset by an increase in deposit service fees of $10.8 million, or 12.6% compared to 2005.

Non-interest expenses increased $19.6 million, or 4.7%, to $436.3 million compared to 2005. The increase reflects the impact of the NewMil acquisition, investments in customer facing personnel and de novo branch expansion, partially offset by the $8.1 million of conversion and infrastructure costs incurred in 2005.

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

The yield earned on earning assets increased 75 basis points for the year ended December 31, 2006 to 6.25% compared to 5.50% for 2005 as a result of a rising interest rate environment. The loan portfolio yield increased 81 basis points to 6.59% for the year ended December 31, 2006 and comprised 78.3% of average interest-earning assets compared to the loan portfolio yield of 5.78% and 74.6% of average earning assets for the year ended December 31, 2005. Additionally, the yield on securities was 4.93%, a 27 basis point improvement over 2005.

Earning assets increased during 2006, averaging $16.3 billion, up from $16.0 billion in 2005. Strong growth occurred in the loan portfolio, particularly commercial loans and consumer loans. In total, the average loan portfolio increased by $870.1 million, or 7.3%, compared to 2005. Securities decreased during the year as a result of the repositioning of the securities portfolio during the fourth quarter of 2006 when the $1.9 billion available for sale mortgage-backed securities portfolio was sold.

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

Provision for Credit Losses

The provision for credit losses was $11.0 million for the year ended December 31, 2006, an increase of 15.8% compared to $9.5 million for the year ended December 31, 2005. The increase in provision is primarily due to a higher level of net-charge offs and growth in both the commercial and consumer loan portfolios. During 2006, total net charge-offs were $16.4 million compared to $3.2 million in 2005. See Tables 17 through 22 for information on the allowance for credit losses, net charge-offs and nonperforming assets.

Management performs a quarterly review of the loan portfolio and unfunded commitments to determine the adequacy of the allowance for credit losses. Several factors influence the amount of the provision, primarily loan growth, portfolio mix, net charge-offs and the level of economic activity. At December 31, 2006, the allowance for credit losses totaled $155.0 million or 1.20% of total loans compared to $155.6 million or 1.27% at December 31, 2005. See the “Allowance for Credit Losses Methodology” section later in the Management’s Discussion and Analysis for further details.

Non-interest Income

Table 6: Non-interest income comparison of 2006 to 2005.

	Year ended December 31,		Increase (decrease)
(In thousands)	2006	2005	Amount	Percent
Deposit service fees	$96,765	$85,967	$10,798	12.6%
Loan related fees	34,389	33,232	1,157	3.5
Wealth and investment services	27,183	23,151	4,032	17.4
Mortgage banking activities	8,542	11,573	(3,031)	(26.2)
Increase in cash surrender value of life insurance	9,603	9,241	362	3.9
Other income	8,426	9,698	(1,272)	(13.1)

Non-interest revenues	184,908	172,862	12,046	7.0
Loss on write-down of securities available for sale to fair value	(48,879)	—	(48,879)	(100.0)
Loss on sale of mortgage loans	(5,713)	—	(5,713)	(100.0)
Net gain on securities transactions	1,289	3,633	(2,344)	(64.5)

Total non-interest income	$131,605	$176,495	$(44,890)	(25.4)%

The $44.9 million, or 25.4%, decrease in non-interest income over the prior year is primarily attributable to management’s decision to sell the mortgage-backed securities classified as available for sale. A $48.9 million loss was recognized at September 30, 2006 for the write-down of these securities available for sale to fair value. During the fourth quarter of 2006, an additional loss of $2.4 million, included in net gain on securities transactions, was recognized upon completion of the sale. Additionally, as part of Webster’s balance sheet repositioning actions, the Company recognized a $5.7 million loss on the sale of $250.0 million of residential mortgage loans in the fourth quarter of 2006. The total impact of the balance sheet repositioning actions was a reduction in non-interest income of $57.0 million for the year ended December 31, 2006. Excluding the balance sheet actions cited above, non-interest income for the year ended December 31, 2006 increased 6.9% when compared to the prior year primarily as a result of increases in deposit service fees of $10.8 million, wealth and investment service fees of $4.0 million and loan related fees of $1.2 million, which were partially offset by decreases in mortgage banking activities of $3.0 million primarily due to a lower of cost or market adjustment recorded in 2006. See below for further discussion of various components of non-interest income.

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

Non-interest Expense

Table 7: Non-interest expense comparison of 2006 to 2005.

	Years ended December 31,		Increase (decrease)
(In thousands)	2006	2005	Amount	Percent
Compensation and benefits	$229,556	$213,993	$15,563	7.3%
Occupancy	46,083	40,570	5,513	13.6
Furniture and equipment	54,828	49,124	5,704	11.6
Intangible assets amortization	13,865	19,302	(5,437)	(28.2)
Marketing	15,417	14,190	1,227	8.6
Professional services	15,927	14,028	1,899	13.5
Acquisition costs	2,951	—	2,951	100.0
Other expenses	57,708	65,560	(7,852)	0.5

Total non-interest expense	$436,335	$416,767	$19,568	4.7%

Total non-interest expenses for the year ended December 31, 2006 were $436.3 million, an increase of $19.6 million or 4.7% compared to December 31, 2005. Non-interest expense for the year ended December 31, 2006 increased as a result of the acquisition of NewMil on October 6, 2006 which added $3.0 million of one-time acquisition costs and $3.4 million of NewMil’s costs of ongoing operations. The 2006 non-interest expense also includes $0.4 million from the early termination of two leased properties, $0.2 million in leasehold improvement write-offs, $0.5 million in regulatory consulting expenses and the expenses from the opening of six de novo branches throughout 2006. Partially offsetting the increase were decreases of $5.4 million in the amortization of intangible assets due to core deposit intangibles from several past acquisitions becoming fully amortized during the year and the absence of the conversion and infrastructure costs ($8.1 million in 2005), as the core banking systems were fully in place during 2006. Further changes in various components of non-interest expense are discussed below.

Compensation and Benefits. Total compensation and benefits increased by $15.6 million or 7.3% from 2005. The increase was primarily due to increases in compensation of $10.2 million, benefits of $0.8 million, recruiting expenses of $0.8 million and temporary help of $0.6 million. The increase in compensation is attributed to merit increases, increased staff to support loan growth, staffing increases related to de novo branch expansion and the continued build out of compliance functions. The acquisition of NewMil in the fourth quarter of 2006 also impacted the increase.

Occupancy. Total occupancy expense increased by $5.5 million or 13.6% compared to December 31, 2005. The increase in occupancy is primarily due to expenses related to the de novo branch expansion program, higher rent expense and increased utilities, as well as the addition of NewMil.

Furniture and Equipment. Total furniture and equipment expense increased by $5.7 million or 11.6% compared to December 31, 2005. The increase is primarily due to higher depreciation on data processing equipment, increases in equipment maintenance contracts and service costs related to core banking systems.

Income Taxes

Income tax expense decreased from the prior year principally due to a lower level of pre-tax income in 2006. The effective tax rate decreased to 30.7% in 2006, from 32.0% in 2005. The lower effective rate is attributable to the lower level of pre-tax income in 2006 coupled with higher levels of tax-exempt interest income, dividends-received deductions, and state and local tax expense in 2006, as compared to the prior year.

Business Segment Results

Webster’s operations are divided into three primary businesses that represent its core businesses, Commercial Banking, Retail Banking and Consumer Finance. The balance of Webster’s operating activities is reflected in Other. During 2007, Webster modified certain segment disclosures to reflect organizational and structural changes that were implemented in 2007. These financial disclosure modifications are reflected in this report and the financial information for prior periods has been revised to reflect the changes as if they had been in effect throughout all periods presented. See Note 22 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information.

Table 8: Business Segment Performance Summary for the years ended December 31,

	Net Income
(In thousands)	2007	2006	2005
Commercial Banking	$37,432	$38,456	$34,785
Retail Banking	68,540	73,803	71,827
Consumer Finance	42,824	60,146	68,910

Total reportable segments	148,796	172,405	175,522
Other	15,820	(28,342)	15,782
Reconciling items	(67,843)	(10,273)	(6,111)

Total consolidated	$96,773	$133,790	$185,193

Webster uses an internal profitability reporting system to generate information by operating segment, which is based on a series of management estimates and allocations regarding funds transfer pricing, the provision for credit losses, non-interest expense and income taxes. These estimates and allocations, certain of which are subjective in nature, are continually being reviewed and refined. Changes in estimates and allocations that affect the reported results of any operating segment do not affect the consolidated financial position or results of operations of Webster as a whole.

The Company uses a matched maturity funding concept, also known as coterminous funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the Treasury group which is reflected in Other. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” basically considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rates for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used” and deposits are assigned an FTP rate for funds “provided”. From a governance perspective, this process is executed by the Company’s Financial Planning and Analysis division and the process is overseen by the Company’s Asset-Liability Committee.

The Company allocates the provision for credit losses (“PCL”) based upon expected loss (“EL”). EL differs from the PCL in that EL is a management tool based on the expected loss over the expected life cycle of a financial instrument, whereas the PCL is determined in accordance with U.S. generally accepted accounting principles (the PCL is the amount necessary to maintain the allowance for loan losses at a level reflecting the probable credit losses inherent in the loan portfolio at a point in time). EL is estimated using assumptions for exposure, probability of default (“PD”) and loss given default (“LGD”) for various credit products, risk ratings, collateral and industries. Exposure is the sum of the outstanding balance plus assumptions regarding additional potential draw-downs based on outstanding commitments. EL is calculated on an instrument level basis using assumptions which are reviewed on an annual basis. The EL for an individual loan is calculated by multiplying the principal loan exposure by the PD and LGD percentages. The difference between the sum of the PCL for each line of business determined using the expected loss methodology and the consolidated provision is included in “other reconciling items”.

Webster allocates a majority of non-interest expenses to each business segment using a full-absorption costing process. Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate business segment and corporate overhead costs are allocated to the business segments. Income tax expense is allocated to each business segment based on the effective income tax rate for the period shown.

The Chief Operating Decision Maker (“CODM”) uses full profitability measurement reports which are prepared for each operating segment, and include EL, and FTP. The differences between these report-based measures are reconciled to GAAP amounts in the Other category. These segment results are used as a basis for determining operating segment incentives, capital allocations, and product changes. The reports are reviewed on a monthly and quarterly basis and compare actual to planned results on a direct contribution basis, which is pretax. The operating segments that are generating revenue and revenue opportunities that exceed costs required to generate business and leverage fixed costs are allocated additional resources. The CODM typically has reduced resources to segments that are underperforming.

Commercial Banking

The Commercial Banking segment includes middle market, asset-based lending and commercial real estate.

Table 9: Commercial Banking Results for the years ended December 31,

(In thousands)	2007	2006	2005
Net interest income	$109,381	$106,023	$94,552
Provision for credit losses	22,091	21,792	18,268

Net interest income after provision	87,290	84,231	76,284
Non-interest income	20,766	21,468	20,216
Non-interest expense	54,363	50,230	45,509

Income before income taxes	53,693	55,469	50,991
Income tax expense	16,261	17,013	16,206

Net income	$37,432	$38,456	$34,785

Total assets at period end	$3,473,398	$3,292,339	$3,078,054

Net income decreased $1.0 million, or 2.7%, in 2007 compared to 2006, primarily reflecting an increase in non-interest expense partially offset by an increase in net interest income. The $4.1 million increase in non-interest expense is attributable to increased charges for corporate technology, administration and other overhead costs. The $3.4 million increase in net interest income is primarily related to growth in asset-based and non-construction commercial real estate loans.

Net income increased $3.7 million, or 10.6%, in 2006 compared to 2005 reflecting increases in net interest income and non-interest income partially offset by increases in non-interest expense and the provision for credit losses. The $11.5 million increase in net interest income was due to growth in middle market loans, asset-based and non-construction commercial real estate loans. The increase in non-interest income is due to prepayment fees on commercial real estate loans. The increase in non-interest expenses reflects the continued investment in professionals to meet the volume growth in the business.

Retail Banking

Included in the Retail Banking segment is retail, business and professional banking, and investment services.

Table 10: Retail Banking Results for the years ended December 31,

(In thousands)	2007	2006	2005
Net interest income	$258,586	$247,903	$233,590
Provision for credit losses	9,572	6,314	5,344

Net interest income after provision	249,014	241,589	228,246
Non-interest income	122,805	102,403	91,175
Non-interest expense	273,504	237,539	214,131

Income before income taxes	98,315	106,453	105,290
Income tax expense	29,775	32,650	33,463

Net income	$68,540	$73,803	$71,827

Total assets at period end	$1,583,555	$1,571,615	$1,184,117

Net income decreased by $5.3 million, or 7.1%, compared to 2006 primarily reflecting growth in expenses that outpaced the growth in revenues. Net interest income increased $10.7 million, or 4.3%, primarily due to the annualized impact of the NewMil acquisition during the fourth quarter of 2006. The provision for credit losses increased $3.3 million or 51.6% due to acquisition of the NewMil loan portfolio and a change in classification of overdraft losses. The increase in non-interest income in 2007 of $20.4 million was driven by a change in the pricing of insufficient funds charges, increased debit card usage and a change in classification of overdraft losses. Non-interest expenses increased $36.0 million due to increased personnel and facilities costs associated with the NewMil acquisition, de novo branch expansion, increased charges for corporate technology and administration costs, a one-time write-off of software development costs and a change in accounting for deposit losses.

Net income increased $2.0 million, or 2.8%, in 2006 compared to 2005 reflecting increases in net interest income and non-interest income partially offset by increases in non-interest expenses. Net interest income increased $14.3 million, or 6.1%, and is attributable to an increase in interest income on loans and a decrease in total funds charge. The $11.2 million increase in non-interest income relates primarily to deposit service fees from insufficient funds charges, debit card fees and investment service fee income due to business growth. Non-interest expenses increased $23.4 million as a result of the acquisition of NewMil and de novo branch expansion.

Consumer Finance

Consumer Finance includes residential mortgage and consumer lending, as well as mortgage banking activities.

Table 11: Consumer Finance Results for the years ended December 31,

(In thousands)	2007	2006	2005
Net interest income	$122,751	$135,903	$148,012
Provision for credit losses	5,425	5,773	7,665

Net interest income after provision	117,326	130,130	140,347
Non-interest income	19,735	17,620	20,525
Non-interest expense	75,634	60,996	59,859

Income before income taxes	61,427	86,754	101,013
Income tax expense	18,603	26,608	32,103

Net income	$42,824	$60,146	$68,910

Total assets at period end	$7,513,327	$8,740,601	$8,755,733

Net income decreased $17.3 million, or 28.8%, in 2007 compared to 2006 reflecting a decrease in net interest income and an increase in non-interest expenses, partially offset by an increase in non-interest income and a decrease in income tax expense and provision for credit losses. The $13.2 million decrease in net interest income is attributable to decreases in the residential mortgage portfolio due to the sale of $250 million of residential loans in December 2006 and the securitization of $1.0 billion of loans ($0.4 billion in December 2006 and $0.6 billion in January 2007). The $14.6 million increase in non-interest expense is attributable to increased charges for corporate technology and administrative costs, an increase in non-recurring expense related to the discontinuation of the Company’s national wholesale mortgage banking activities, costs related to closing the operations of People’s Mortgage Corporation and severance-related charges from line of business restructuring. The increase in non-interest income is related to gains from mortgage banking activities.

Net income decreased $8.8 million, or 12.7%, in 2006 compared to 2005 reflecting a decrease in net interest income and non-interest income, partially offset by decreases in income tax expense and provision for credit losses. The $12.1 million decrease in net interest income is attributable to a decrease in the residential mortgage portfolio due to a planned portfolio runoff throughout the year. The $2.9 million decrease in non-interest income is attributable to a loss on sale of residential mortgage loans and mortgage banking activities.

Other

Other includes the Treasury unit, which is responsible for managing the investment portfolio and bank and customer funding needs. It also includes equipment financing, investment planning, insurance premium finance, government finance and HSA Bank.

Table 12: Other Results for the years ended December 31,

(In thousands)	2007	2006	2005
Net interest income	$40,835	$22,448	$33,483
Provision for credit losses	5,322	4,642	3,779

Net interest income after provision	35,513	17,806	29,704
Non-interest income	38,020	(12,409)	33,366
Non-interest expense	50,840	46,278	39,935

Income (loss) before income taxes	22,693	(40,881)	23,135
Income tax expense (benefit)	6,873	(12,539)	7,353

Net income (loss)	$15,820	$(28,342)	$15,782

Total assets at period end	$6,380,316	$3,772,121	$6,851,965

Net income increased $44.2 million in 2007 compared to 2006 reflecting increases in non-interest income and net interest income. Non-interest income increased $50.4 million primarily due to a $51.3 million loss on the write-down and subsequent sale of available for sale mortgage-backed securities that is reflected in non-interest income for the 2006 period. Net interest income increased $18.4 million, or 82.1%, compared to 2006. The increase reflects increases in the investment securities portfolio due to the securitization of loans described above, interest income on leases related to growth in the equipment financing portfolio and decreases in interest expense primarily due to a decline in the average total borrowings in 2007 when compared to the average balance sheet in 2006.

Net income decreased $44.1 million in 2006 compared to 2005 reflecting decreases in non-interest income and net interest income and an increase in non-interest expense. Non-interest income decreased $45.8 million primarily due to a $51.3 million loss on the write-down and subsequent sale of available for sale mortgage-backed securities during 2006, partially offset by an increase in deposit service fees generated by HSA Bank. Net interest income decreased $11.0 million due to increased interest expense on deposits and borrowings and lower interest income on securities partially offset by increased interest income on leases related to growth in the equipment financing portfolio. The increase in non-interest expense is primarily due to increases in compensation and benefits related to HSA Bank and Wealth and Investment Advisors area.

Table 13: Reconciliation of business segments’ net income to consolidated net income.

	Years Ended December 31,
(In thousands)	2007	2006	2005
Net income from reportable segments plus Other	$164,616	$144,063	$191,304
Adjustments, net of taxes:
Allocation of provision for credit losses	(17,662)	19,072	17,429
Allocation of net interest income	(16,283)	(2,267)	5,254
Discontinued operations	(13,923)	110	2,661
Allocation of non-interest income	687	1,748	7,647
Allocation of non-interest expense	(20,662)	(28,936)	(39,102)

Consolidated net income	$96,773	$133,790	$185,193

Financial Condition

Webster had total assets of $17.2 billion at December 31, 2007, an increase of $105.3 million, or 0.6%, from the previous year end. The increase in securities of $924.7 million was primarily due to the residential loan securitization that took place in the first quarter of 2007. The decrease in loans, net of allowance, of $487.9 million was also due to the loan securitization and to an increase of $40.4 million in the allowance for loan losses. Total liabilities increased $242.8 million with an increase in total borrowings of $350.8 million partially offset by a $104.2 million decrease in total deposits. The decrease in total deposits for the year is related to decreases in broker deposits. Webster’s loan to deposit ratio was 101.0% at December 31, 2007 compared to 103.7% at December 31, 2006.

At December 31, 2007, total shareholders’ equity of $1.7 billion represented a net decrease of $137.5 million from December 31, 2006. The change in equity for the year primarily consisted of net income of $96.8 million and $18.5 million related to stock options exercised, stock based compensation and the related tax benefits, which were more than offset by $64.6 million of dividends to common shareholders, $178.5 million to repurchase shares of common stock and a $19.6 million unfavorable change in unrealized losses on the available for sale securities portfolio, net of tax. At December 31, 2007, the tangible capital ratio was 5.89% compared to 6.72% at December 31, 2006.

Securities Portfolio

Webster, either directly or through Webster Bank, maintains an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and to provide a means to balance interest-rate sensitivity. The investment portfolio is classified into three major categories: available for sale, held to maturity and trading. At December 31, 2007, the combined investment portfolios of Webster and Webster Bank totaled $2.7 billion. At December 31, 2007, Webster Bank’s portfolio consisted primarily of mortgage-backed and municipal securities held to maturity and Webster’s portfolio consisted primarily of equity and corporate trust preferred securities available for sale. See Note 3 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information.

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

Webster Bank has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 18 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information concerning derivative financial instruments.

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

Investment Securities

Total securities increased by $924.7 million from December 31, 2006. The available for sale securities portfolio increased by $273.9 million while the held to maturity portfolio increased by $653.3 million primarily due to the securitization of residential loans.

Table 14: Carrying value of investment securities at December 31,

	2007		2006		2005
(Dollars in thousands)	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
Trading:
Municipal bonds and notes	$2,340	0.1%	$4,842	0.3%	$2,257	0.1%

Available for Sale:
U.S. Government Agency bonds	—	—	104,728	5.7	—	—
Corporate bonds and notes	332,298	12.1	201,272	11.0	201,323	5.6
Equity securities	75,173	2.7	59,432	3.3	58,285	1.7
Mortgage-backed securities	231,893	8.4	—	—	2,126,070	60.2

Total available for sale	639,364	23.2	365,432	20.0	2,385,678	67.5

Held to Maturity:
Municipal bonds and notes	635,103	23.1	444,755	24.4	401,112	11.4
Mortgage-backed securities	1,472,124	53.6	1,009,218	55.3	741,797	21.0

Total held to maturity	2,107,227	76.7	1,453,973	79.7	1,142,909	32.4

Total securities	$2,748,931	100.0%	$1,824,247	100.0%	$3,530,844	100.0%

For additional information on the securities portfolio, see Note 3 of Notes to Consolidated Financial Statements included elsewhere in this report.

Loans

Table 15: Loan portfolio composition at December 31,

	2007		2006		2005		2004		2003
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Residential mortgage loans:
1-4 family	$3,450,010	27.6	$4,193,160	32.4	$4,640,284	37.8	$4,614,669	39.4	$3,607,613	39.1
Construction	108,339	0.9	144,883	1.1	188,280	1.5	160,675	1.4	136,400	1.5
NCLC - liquidating portfolio (b)	83,253	0.7	86,591	0.7	—	—	—	—	—	—

Total	3,641,602	29.2	4,424,634	34.2	4,828,564	39.3	4,775,344	40.8	3,744,013	40.6

Commercial loans:
Commercial non-mortgage	1,738,271	13.9	1,730,554	13.4	1,435,512	11.7	1,409,155	12.0	1,007,696	11.0
Asset-based loans	792,688	6.4	765,895	5.9	661,234	5.4	547,898	4.7	526,933	5.7
Equipment financing	985,254	7.9	889,825	6.9	779,782	6.3	627,685	5.4	506,292	5.5

Total	3,516,213	28.2	3,386,274	26.2	2,876,528	23.4	2,584,738	22.1	2,040,921	22.2

Commercial real estate:
Commercial real estate	1,732,330	13.9	1,426,529	11.0	1,342,741	10.9	1,321,407	11.3	1,060,806	11.5
Commercial construction	327,551	2.6	478,068	3.7	465,753	3.8	393,640	3.3	220,710	2.4

Total	2,059,881	16.5	1,904,597	14.7	1,808,494	14.7	1,715,047	14.6	1,281,516	13.9

Consumer loans:
Home equity loans	2,885,251	23.1	2,887,863	22.3	2,736,274	22.3	2,606,161	22.2	2,117,222	23.0
Liquidating portfolio (b)	340,662	2.7	285,279	2.3	—	—	—	—	—	—
Other consumer	32,334	0.3	34,844	0.3	35,426	0.3	31,485	0.3	29,137	0.3

Total	3,258,247	26.1	3,207,986	24.9	2,771,700	22.6	2,637,646	22.5	2,146,359	23.3

Total loans (a)	12,475,943	100.0	12,923,491	100.0	12,285,286	100.0	11,712,775	100.0	9,212,809	100.0
Less: allowance for loan losses	(188,086)		(147,719)		(146,486)		(150,112)		(121,674)

Loans, net	$12,287,857		$12,775,772		$12,138,800		$11,562,663		$9,091,135

(a)	Includes premiums, discounts and deferred costs. See Note 5 of Notes to Consolidated Financial Statements contained elsewhere within the Report for additional information on premiums, discounts and deferred fees.
(b)	Webster discontinued its indirect residential construction lending originated by its National Construction Lending Center (“NCLC”) and its indirect home equity lending outside of its primary New England market area. These two indirect loan portfolios and will be managed by a designated credit team.

Total loans decreased 3.5% during 2007. The residential mortgage portfolio declined by 17.7%, primarily the result of securitizing approximately $600 million in loans as part of the Company’s balance sheet repositioning actions, partially offset by increases in commercial loans and commercial real estate loans of 3.8% and 8.2%, respectively, from the previous year end. Additionally, Consumer loans increased by 1.6%.

Table 16: Contractual maturities and interest-rate sensitivity of selected loan categories at December 31, 2007.

	Contractual Maturity
(In thousands)	One Year or less	More than One to Five Years	More than Five Years	Total
Contractual Maturity
Construction loans:
Residential mortgage	$61,394	$—	$177,188	$238,582
Commercial mortgage	70,914	108,589	13,017	192,520
Commercial loans	464,647	2,396,167	635,553	3,496,367

Total	$596,955	$2,504,756	$825,758	$3,927,469

Interest-Rate Sensitivity
Fixed rate	$132,723	$863,480	$374,081	$1,370,284
Variable rate	464,232	1,641,276	448,677	2,554,185

Total	$596,955	$2,504,756	$822,758	$3,924,469

The contractual maturities are expected gross receipts from borrowers and do not reflect premiums, discounts and deferred costs.

Asset Quality

Asset quality declined in 2007 as nonperforming assets increased to $121.1 million at December 31, 2007 from $61.8 million a year earlier. The increase in nonperforming assets was primarily the result of increases in non-performing loans in the liquidating indirect national construction and indirect out of market home equity portfolio. Residential and consumer non-performing loans within the continuing portfolio increased $12.1 million and $10.7 million, respectively, when compared to the balances at December 31, 2006. Non-performing loans within the liquidating portfolios increased $26.4 million when compared to balances at December 31, 2006. Total commercial nonperforming assets increased $9.6 million when compared to the balances at December 31, 2006. Commercial real estate non-performing assets decreased $4.7 million when compared to the balances at December 31, 2006. The allowance for loan losses increased in 2007 to $188.1 million from $147.7 million in 2006 primarily due to a $51.0 million increase in the provision ($11.0 million was recorded in the third quarter and $40.0 million was recorded in the fourth quarter). The $51.0 million in additional provision related to the $424.0 million of loans in the liquidating indirect residential construction lending and indirect out of market home equity portfolios.

Nonperforming assets, loan delinquency and credit losses are considered to be key measures of asset quality. Asset quality is one of the key factors in the determination of the level of the allowance for credit losses. See “Allowance for Credit Losses” contained elsewhere within this section for further information on the allowance.

Nonperforming Assets

Management strives to maintain asset quality through its underwriting standards, servicing of loans and management of nonperforming assets. Nonperforming assets include nonaccruing loans and foreclosed properties. The aggregate amount of nonperforming assets increased as a percentage of total assets to 0.70% at December 31, 2007 from 0.36% at December 31, 2006.

Nonperforming loans were $112.9 million at December 31, 2007, compared to $58.9 million at December 31, 2006. Nonperforming loans are defined as nonaccruing loans. Non-performing loans in the liquidating indirect national construction and indirect out of footprint home equity portfolio totaled $22.8 million and $7.1 million at December 31, 2007, respectively, and $1.1 million and $2.5 million a year ago. Non-performing assets (non-performing loans plus foreclosed and repossessed assets) from the continuing portfolios totaled $91.2 million, or 0.73% of total loans, at December 31, 2007 as compared to $58.3 million, or 0.46% of total loans, at December 31, 2006.

The allowance for loan losses that related to the continuing portfolio was $138.2 million at December 31, 2007 and represented 1.15% of the total loans in the continuing portfolio. The allowance for loan losses that related to the liquidating portfolio was $49.9 million at December 31, 2007 and represented 11.8% of the total loans in the liquidating portfolio. The allowance for loan losses does not include reserve for unfunded credit commitments.

Interest on nonaccrual loans (continuing and liquidating portfolios) that would have been recorded as additional interest income for the years ended December 31, 2007, 2006 and 2005 had the loans been current in accordance with their original terms approximated $4.0 million, $2.0 million and $3.2 million, respectively. See Note 1 of Notes to Consolidated Financial Statements contained elsewhere within this report for information concerning the nonaccrual loan policy.

Total nonperforming loans increased $54.0 million, or 91.7% in 2007. The increase reflects an increase of $27.6 million of nonaccruing loans within the continuing portfolio and $26.4 million nonaccruing of loans within the liquidating portfolio when compared to 2006. Within the continuing portfolio, residential loans increased $12.1 million, consumer loans increased by $10.7 million and commercial loans increased by $9.6 million partially offset by a decrease in commercial real estate loans of $4.7 million. Within the liquidating portfolio, residential construction nonaccrual loans increased $21.7 million and consumer nonaccrual loans increased by $4.6 million.

The majority of the nonaccrual residential construction loans in the liquidating portfolio are located in markets outside of the Company’s Southern New England market area. The nonaccrual consumer loans in the liquidating portfolio are home equity loans and line of credit that are located outside of the Company’s Southern New England market area.

Table 17: Nonperforming assets at December 31,

	2007		2006		2005		2004		2003
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Loans accounted for on a nonaccrual basis:
Continuing Portfolio:
Commercial:
Commercial banking	$26,804	1.06	$21,105	0.85	$26,002	1.24	$13,502	0.69	$20,199	1.32
Equipment financing	6,473	0.66	2,616	0.29	3,065	0.39	3,383	0.54	5,583	1.10

Total commercial	33,277		23,721		29,067		16,885		25,782
Commercial real estate	12,896	0.63	17,618	0.93	22,678	1.25	8,431	0.49	3,325	0.26
Residential:
Residential construction to permanent	2,820	4.82	—	—	—	—	—	—	—	—
All other	19,532	0.56	10,231	0.23	6,979	0.14	7,796	0.16	6,128	0.16

Total residential	22,352	0.63	10,231	0.23	6,979	0.14	7,796	0.16	6,128	0.16

Consumer	14,455	0.50	3,779	0.13	1,829	0.07	1,894	0.07	959	0.04

Nonaccruing loans - continuing portfolio	82,980		55,349		60,553		35,006		36,194

Liquidating Portfolio:
NCLC	22,797	27.63	1,076	1.24	—	—	—	—	—	—
Consumer (home equity)	7,126	2.09	2,487	0.87	—	—	—	—	—	—

Nonaccruing loans - liquidating portfolio	29,923		3,563		—		—		—

Total nonaccruing loans	112,903		58,912		60,553		35,006		36,194

Foreclosed and repossessed assets:
Residential and consumer	5,958		991		659		214		942
Commercial	2,211		1,922		5,126		2,824		4,296

Total foreclosed and repossessed assets	8,169		2,913		5,785		3,038		5,238

Total nonperforming assets	$121,072		$61,825		$66,338		$38,044		$41,432

(1)	Percentage represents the balance of nonaccrual loans to the total loans outstanding within the comparable category.

It is Webster’s policy that all loans 90 or more days past due are placed in nonaccruing status. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection. Loans past due 90 days or more and still accruing are disclosed in Table 19 below.

Table 18: Troubled debt restructures.

The following accruing loans are considered troubled debt restructurings. A modification of terms constitutes a troubled debt restructuring if, for reasons related to the debtor’s financial difficulties, a concession is granted to the debtor that would not otherwise be considered.

	At December 31,
(In thousands)	2007	2006	2005	2004	2003
Commercial	$18,026	$—	$—	$—	$—
Residential	35	144	—	—	710
Consumer	—	—	12	20	21

Total	$18,061	$144	$12	$20	$731

The increase in the balance of troubled debt restructurings at December 31, 2007 relates to restructurings for two commercial customers.

Table 19: Loans past due 30 days or more.

The following table sets forth information regarding Webster’s delinquent loans, excluding loans held for sale and nonaccrual loans, at December 31.

	2007		2006		2005		2004		2003
(Dollars in thousands)	Principal Balances	%(1)	Principal Balances	%(1)	Principal Balances	%(1)	Principal Balances	%(1)	Principal Balances	%(1)
Past due 30-89 days:
Continuing Portfolio:
Residential	$23,710	0.67	$14,269	0.32	$17,717	0.37	$11,296	0.24	$9,443	0.25
Commercial	18,935	0.54	7,115	0.21	46,343	1.61	21,338	0.83	6,285	0.31
Commercial real estate	12,054	0.59	26,476	1.39	31,680	1.75	6,611	0.39	14,419	1.13
Consumer	22,347	0.77	11,730	0.40	10,878	0.39	3,777	0.14	2,403	0.11

Past Due 30-89 days
Continuing portfolio	77,046		59,590		106,618		43,022		32,550

Liquidating Portfolio:
NCLC	13,143	15.9	685	0.79	—	—	—	—	—	—
Consumer (home equity)	8,793	2.58	2,288	0.80	—	—	—	—	—	—

Past Due 30-89 days
Liquidating portfolio	21,936		2,973		—		—		—

Past due 90 days or more and accruing:
Commercial	1,141	0.03	1,490	0.04	6,676	0.23	1,122	0.04	494	0.02
Commercial real estate	750	0.04	—	—	—	—	—	—	956	0.07

Total	$100,873		$64,053		$113,294		$44,144		$34,000

(1)	Percentage represents the balance of past due loans to the total loans outstanding within the comparable category.

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

Management considers the adequacy of the allowance for credit losses a critical accounting policy. The adequacy of the allowance for credit losses is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Webster’s market and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for credit losses is adequate as of December 31, 2007, actual results may prove different and these differences could be significant.

Webster’s Credit Risk Management Committee, which was established in 2007 as one of the outcomes of the Company’s organization review, meets on a quarterly basis to review and conclude on the adequacy of the allowance. In addition, findings from the loan review function are reported to the Risk Committee on a quarterly basis.

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

At December 31, 2007, the allowance for loan losses was $188.1 million, or 1.51% of the total loan portfolio, and 166.6% of total nonperforming loans. This compares with an allowance of $147.7 million or 1.14% of the total loan portfolio, and 250.7% of total nonperforming loans at December 31, 2006. The allowance for loan losses does not include the reserve for unfunded credit commitments that is discussed in the following paragraph.

The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments and letters of credit. These commitments are converted to estimates of potential loss using loan equivalency factors, and include internal and external historic loss experience. At December 31, 2007, the reserve for unfunded credit commitments was $9.5 million, which represents 4.8% of the total allowance for credit losses. This compares with a reserve for unfunded credit commitments of $7.3 million, which represents 4.7% of the total allowance for credit losses at December 31, 2006.

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

Table 20: Allowance for credit losses activity.

	For the years ended December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Balance at beginning of year	$154,994	$155,632	$150,112	$121,674	$116,804
Allowances for acquired loans	—	4,724	—	20,698	2,116
Writedown of loans transferred to held for sale	—	—	(775)	—	—
Provisions charged to operations	67,750	11,000	9,500	18,000	25,000

Subtotal	222,744	171,356	158,837	160,372	143,920

Charge-offs continuing portfolio:
Residential	(1,163)	(385)	(833)	(1,629)	(607)
Commercial (a)	(8,804)	(17,125)	(8,288)	(12,709)	(24,898)
Consumer	(6,474)	(1,320)	(633)	(613)	(644)

Charge-offs continuing portfolio:	(16,441)	(18,830)	(9,754)	(14,951)	(26,149)

Charge-offs liquidating portfolio:
NCLC	(9,259)	—	—	—	—
Consumer (home equity)	(4,956)	—	—	—	—

Charge-offs liquidating portfolio:	(14,215)	—	—	—	—

Total charge-offs	(30,656)	(18,830)	(9,754)	(14,951)	(26,149)
Recoveries:
Residential	404	175	548	689	252
Commercial (a)	3,494	2,188	5,814	3,743	3,382
Consumer	1,600	105	187	259	269

Total recoveries	5,498	2,468	6,549	4,691	3,903

Net charge-offs	(25,158)	(16,362)	(3,205)	(10,260)	(22,246)

Balance at end of year	$197,586	$154,994	$155,632	$150,112	$121,674

Components:
Allowance for loan losses	$188,086	$147,719	$146,486	$150,112	$121,674
Reserve for unfunded credit commitments (b)	9,500	7,275	9,146	—	—

Allowance for credit losses	$197,586	$154,994	$155,632	$150,112	$121,674

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.
(b)	Effective December 31, 2005, Webster transferred the portion of the allowance for loan losses related to commercial and consumer lending commitments and letters of credit to the reserve for unfunded credit commitments.

Table 21: Net charge-offs to average outstanding loans by category.

	For the years ended December 31,
	2007	2006	2005	2004	2003
Net charge-offs continuing
Residential	0.02%	—%	0.01%	0.02%	0.01%
Commercial (a)	0.10	0.30	0.09	0.38	0.69
Consumer	0.17	0.04	0.02	0.01	0.02

Net charge-offs continuing	0.09%	0.13%	0.03%	0.10%	0.25%

Net charge-offs liquidating
NCLC	9.91%	n/a	n/a	n/a	n/a
Consumer (home equity)	1.45	n/a	n/a	n/a	n/a

Net charge-offs liquidating	3.27	n/a	n/a	n/a	n/a

Total net charge-offs to total average loans	0.20%	0.13%	0.03%	0.10%	0.25%

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.

Table 22: Allocation of allowance for credit losses at December 31,

	2007		2006		2005		2004		2003
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Allowance for credit losses at end of year applicable to:
Residential (2)	$29,889	0.8%	$15,964	0.4%	$17,198	0.4%	$16,848	0.4%	$13,594	0.4%
Commercial	85,900	2.4	91,843	2.7	92,318	3.2	87,661	3.4	72,418	3.5
Commercial real estate	27,574	1.3	32,085	1.7	28,207	1.6	27,706	1.6	21,691	1.7
Consumer (2)	54,223	1.7	15,102	0.5	17,909	0.6	17,897	0.7	13,971	0.7

Total	$197,586		$154,994		$155,632		$150,112		$121,674

(1)	Percentage represents the allocated allowance for credit losses to the total loans outstanding within the comparable category.
(2)	At December 31, 2007, $17.2 million and $32.7 million of the allowance for credit losses allocated to the residential and consumer portfolios, respectively, was allocated to the NCLC and consumer liquidating portfolio’s.

As management performed its review of the loan portfolio and the allowance for credit losses, it considered various factors when determining the adequacy of the allowance. The additional amounts allocated to the residential and consumer portfolios in 2007 are attributable to the recent changes in the credit characteristics of the portfolios, in particular the liquidating portfolios.

Sources of Funds

Cash flows from deposits, loan and mortgage-backed securities repayments, securities sales proceeds and maturities, borrowings and earnings are the primary sources of Webster Bank’s funds available for use in its lending and investment activities and in meeting its operational needs. While scheduled loan and securities repayments are a relatively stable source of funds, deposit flows and loan and investment security prepayments are influenced by prevailing interest rates and local economic conditions and are inherently uncertain. The borrowings primarily include Federal Home Loan Bank (“FHLB”) advances and repurchase agreement borrowings. See Notes 11, 12 and 13 of Notes to Consolidated Financial Statements contained elsewhere within this report for further borrowing information.

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

Webster Bank gathers and services retail and commercial deposits through 181 banking offices throughout Connecticut (139 locations), Massachusetts (24 locations), Rhode Island (10 locations) and New York (8 locations). Deposit customers can access their accounts in a variety of ways including branch banking, ATMs, internet banking or telephone banking. Customer services also include 343 ATM facilities with membership in NYCE and PLUS networks and provide 24-hour access to linked accounts. In the fourth quarter of 2007, Webster announced an ATM branding agreement with plans for 158 in-store Webster branded ATMs in select Walgreens stores in Massachusetts (131 locations, primarily in the eastern part of the state), Rhode Island (20 locations) and Connecticut (7 locations). The project is scheduled to be implemented in the first quarter of 2008. This branding agreement complements Webster’s branch expansion program and establishes another distribution platform for future growth in Rhode Island and the Boston market. Webster Bank’s internet service allows, among other things, customers the ability to open an account, transfer money between accounts, review statements, check balances and pay bills through the use of a personal computer. The telephone banking service provides automated customer access to account information 24 hours per day, seven days per week and access to customer service representatives at certain established hours. Customers can transfer account balances, process stop payments and change addresses, place check orders, open deposit accounts, inquire about account transactions and request general information about products and services. Additional services include automatic loan payment from accounts as well as direct deposit of Social Security benefits, payroll, and other retirement benefits.

Although not an integral part of its deposit strategies, from time to time, brokered deposits are used as a means of funds generation. As with any other funding source, Webster Bank considers its needs, relative cost and availability in determining the suitability of brokered deposits. At December 31, 2007 and 2006, outstanding brokered deposits totaled $236.3 million and $472.7 million, respectively.

Webster also attracts deposits in health savings accounts through HSA Bank. At December 31, 2007 and 2006, HSA Bank had $403.9 million and $286.6 million, respectively in deposits. HSA Bank also had $57.9 million and $38.0 million in brokerage account balances at December 31, 2007 and 2006, respectively. See Note 10 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional deposit information.

Borrowings

Webster is a member of the Federal Home Loan Bank of Boston, which is a part of the Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged (principally single-family residential mortgage loans and securities). The maximum amount of credit which the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. Webster satisfied its collateral requirement at December 31, 2007. Long-term and short-term borrowings are utilized as a source of funding to meet liquidity and planning needs when the cost of these funds are favorable compared to alternative funding sources. At both December 31, 2007 and 2006, FHLB borrowings totaled $1.1 billion and represented 35.6% and 41.5%, respectively, of total outstanding borrowed funds.

Webster Bank’s wholesale funding sources include securities repurchase agreements whereby Webster delivers securities to counterparties under an agreement to repurchase the securities at a fixed price in the future. Borrowings under repurchase agreements totaled $754.8 million and $786.4 million and represented 25.7% and 30.4%, respectively, of total outstanding borrowed funds. Other funding sources include purchases of term and overnight Federal funds, which amounted to $348.8 million and $81.1 million at December 31, 2007 and 2006, respectively. The Bank often participates and is awarded U.S. Treasury operating funds in auctions conducted by the Federal Reserve System, which amounted to $130.0 million and $21.1 million at December 31, 2007 and 2006, respectively.

On April 2, 2007, Webster prepaid $105.0 million of its Webster Capital Trust I (“Trust I”) and Webster Capital Trust II (“Trust II”) securities at call prices of 104.68% and 105.0%, respectively, plus accrued and unpaid interest. The sole assets of Trust I and Trust II were $103.1 million or 9.36% junior subordinated deferrable interest debentures and $51.5 million of 10.0% subordinated debentures, respectively. Webster recorded a net pretax charge to income in the second quarter of 2007 of $6.8 million ($8.9 million related to the redemption premiums and unamortized issuance costs, partially offset by a $2.1 million gain on Trust I and II securities held by Webster).

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

On June 20, 2007, in connection with the closing of the Trust Securities offering, the Company entered into a Replacement Capital Covenant (the “RCC”), whereby the Company agreed for the benefit of certain of its debt holders’ named therein that it would not cause the redemption or repurchase of the Trust Securities or the Junior Subordinated Notes during the time period specified in the RCC unless such repurchases or redemptions are made from the proceeds of the issuance of certain qualified securities and pursuant to the other terms and conditions set forth in the RCC. The initial series of indebtedness benefiting from the RCC is the Company’s 5.125% Senior Notes due April 15, 2004, CUSIP No. 947890AF6.

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

The main sources of liquidity are customer deposits, wholesale borrowings, payments of principal and interest from our loan and securities portfolio and the ability to use our loan and securities portfolios as collateral for secured borrowings. Webster Bank is a member of the FHLB system. At December 31, 2007, outstanding FHLB advances totaled $1.1 billion and there was additional borrowing capacity from the FHLB of $1.2 billion. Additionally, investment securities were not fully utilized as collateral, and had all securities been used for collateral, Webster Bank would have additional borrowing capacity of approximately $0.5 billion. There is also the ability to borrow funds through repurchase agreements, using the securities portfolio as collateral. At December 31, 2007, outstanding repurchase agreements and other short-term borrowings totaled $1.2 billion. FHLB advances, repurchase agreements and other borrowings increased $0.4 billion from the prior year end, primarily due to lower short term rates on FHLB borrowings in the fourth quarter of 2007.

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

During 2007 and 2006, a total of 4,416,271 and 1,347,929 shares, respectively, of common stock were repurchased at a cost of approximately $178.5 million and $63.2 million, respectively. The majority of the repurchased shares were part of Board approved programs. See Note 14 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information concerning stock repurchases.

Webster Bank is required by regulations adopted by the OCC to maintain liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OCC, may vary from institution to institution depending on such factors as the overall asset/liability structure, market conditions, competition and the nature of the institution’s deposit and loan customers. At December 31, 2007, Webster Bank exceeds all regulatory and operational liquidity requirements.

Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. At December 31, 2007, Webster Bank was in full compliance with all applicable capital requirements and met the FDIC requirements for a “well capitalized” institution. See Note 15 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information concerning capital.

Table 23: Contractual obligations and commercial commitments at December 31, 2007.

Payments due by period in the following table are based on final maturity dates without consideration of early redemption.

	Payments Due by Period
(In thousands)	Total	Less than one year	1-3 years	3-5 years	After 5 years
Contractual Obligations:
FHLB advances	$1,044,158	$613,956	$377,791	$49,947	$2,464
Senior notes	150,000	—	—	—	150,000
Subordinated notes	200,000	—	—	200,000	—
Junior subordinated debt	300,019	—	—	—	300,019
Securities sold under agreements to repurchase	754,792	268,766	486,026	—	—
Other borrowed funds	478,829	478,829	—	—	—
Operating leases	141,444	15,653	28,749	23,619	73,423

Total contractual cash obligations	$3,069,242	$1,377,204	$892,566	$273,566	$525,906

	Amount of Commitment Expirations Per Period
(In thousands)	Total amounts committed	Less than one year	1-3 years	3-5 years	After 5 years
Commercial Commitments:
Commercial lines of credit	$2,118,019	$645,283	$767,253	$596,384	$109,099
Standby letters of credit	175,153	39,980	55,811	73,198	6,164
Other commercial commitments	490,309	127,467	222,850	80,175	59,817

Total commercial commitments	$2,783,481	$812,730	$1,045,914	$749,757	$175,080

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

For the year ended December 31, 2007, Webster Bank did not engage in any off-balance sheet transactions that would have a material effect on its consolidated financial condition.

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

Various interest rate contracts, including futures and options, interest rate swaps and interest rate caps and floors can be used to manage interest rate risk. As of December 31, 2007, Webster was paying the floating rate side of $552.5 million in interest rate swaps of varying maturities. These swaps were entered into during 2003, 2004 and 2005 in order to effectively convert fixed rate FHLB advances, repurchase agreements and subordinated debt into floating rate liabilities. All of the swaps qualify for fair value hedge accounting treatment under FAS 133. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counter party to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged and therefore, the notional amounts should not be taken as a measure of credit risk. Liabilities of $0.7 million and $15.7 million were recognized for the fair value of these swaps at December 31, 2007 and 2006, respectively. See Notes 1 and 18 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information.

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

The following table summarizes the estimated impact that gradual 100 and 200 basis point changes in interest rates over a twelve month period starting December 31, 2007 and December 31, 2006 might have on Webster’s net income for the subsequent twelve month period, compared to net income assuming no change in interest rates.

Table 24: Earnings sensitivity (Earnings at risk).

	-200 bp	-100 bp	+100 bp	+200 bp
December 31, 2007	-1.9%	-0.5%	-0.7%	-0.6%
December 31, 2006	-4.2%	-1.7%	+1.6%	+4.3%

Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is well within policy limits for all scenarios. The flat rate scenario at the end of 2006 assumed a fed funds rate of 5.25%. The flat rate scenario as of December 31, 2007 has a fed funds rate of 4.25%. Although market interest rates fell during the period, a widening of mortgage spreads resulted in essentially no change in the absolute level of mortgage rates. The reduction in earnings volatility to higher rates since year end is mainly due to an increase in fixed rate securities and a reduction in equity from share buybacks both funded by increased short term borrowings. In addition, lower interest rates and the passage of time reduced the benefit from additional income recognition of unamortized premium on certain callable FHLB advances when rates rise and the advances are called. The interest rate risk position has been modified in anticipation of a weak economy and falling interest rates in 2008. Webster is well within policy limits for all scenarios.

Webster can also hold futures and options positions to minimize the price volatility of certain assets held as trading securities. Changes in the market value of these positions are recognized in the Consolidated Statements of Income in the period during which the change occurred.

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s net income for the subsequent twelve month period starting December 31, 2007.

Table 25: Yield Curve Twist.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100 BP	-50 BP	+50 BP	+100 BP	-100 BP	-50 BP	+50 BP	+100 BP
December 31, 2007	+5.0%	+2.4%	-2.9%	-5.5%	-6.5%	-2.8%	+2.3%	+4.4%

The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months and the long end as terms of greater than 18 months. Webster’s net income generally benefits from a fall in short term interest rates since more new and existing liabilities than assets are tied to short term rates. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base and the impact of any rate floors on those deposits. An increase in short term interest rates has the opposite effect on net income. Webster’s net income generally benefits from a rise in long term interest rates since more new and existing assets than liabilities are tied to long term rates. The decrease in net income from a fall in long term rates is typically greater than the increase in net income from a rise in long term rates due to the acceleration of asset prepayment activity as rates fall. These results reflect the annualized impact to earnings of immediate rate changes. The actual impact can be uneven during the year especially in the Short End scenarios where asset yields tied to Prime or LIBOR change immediately while certain deposit rate changes take more time. Webster introduced policy limits for these yield curve twist scenarios in 2007 and is within policy for all scenarios.

Table 26: Market value sensitivity (Equity at risk).

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change
			-100 BP	+100 BP
December 31, 2007
Assets	$17,201,960	$16,564,733	$296,729	$(347,718)
Liabilities	15,455,751	14,883,770	195,971	(177,071)

Total	$1,746,209	$1,680,963	$100,758	$(170,647)
Net change as % base net economic value			6.0%	(10.2)%

December 31, 2006
Assets	$17,096,659	$16,278,337	$263,228	$(313,066)
Liabilities	15,212,948	14,433,119	205,480	(189,849)

Total	$1,883,711	$1,845,218	$57,748	$(123,217)
Net change as % base net economic value			3.1%	(6.7)%

The book value of assets exceeded the estimated market value at December 31, 2007 and 2006 because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $768.0 million and $777.7 million, respectively. The above table includes interest-earning assets that are not directly impacted by changes in interest rates. Assets include available for sale equity securities of $75.2 million and $59.4 million, FHLB and FRB stock of $111.0 million and $137.8 million as of December 31, 2007 and 2006, respectively. See Note 3 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information concerning investment securities. Values for mortgage servicing rights have been included in the tables above as movements in interest rates affect their valuation.

Changes in economic value can be best described using duration. Duration is a measure of the price sensitivity of financial instruments for small changes in interest rates. For fixed rate instruments it can also be thought of as the weighted average expected time to receive future cash flows. For floating rate instruments it can be thought of as the weighted average expected time until the next rate reset. The longer the duration, the greater the price sensitivity for given changes in interest rates. Floating rate instruments may have a duration as short as one day and therefore have very little price sensitivity due to changes in interest rates. Increases in interest rates typically reduce the value of fixed rate assets as future discounted cash flows are worth less at higher discount rates. A liability’s value decreases for the same reason in a rising rate environment. A reduction in value of a liability is a benefit, however, as this is an obligation of Webster.

At the end of 2007 Webster’s net economic value was slightly more sensitive to changing rates than in 2006. The change in sensitivity was primarily due to the previously mentioned increase in long term fixed rate securities and the reduction in equity.

Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster’s duration gap was positive 0.7 at the end of 2007. At the end of 2006, the duration gap was positive 0.4. A positive duration gap implies that assets are longer than liabilities and therefore, they have more economic price sensitivity than liabilities and will reset their interest rates slower than liabilities. Consequently, Webster’s net estimated economic value would decrease when interest rates rise as the increased value of liabilities would not offset the decreased value of assets. The opposite would occur when interest rates fall. Net income would also generally be expected to decrease when interest rates rise and increase when rates fall over the long term absent the effects of new business booked in the future. The change in Webster’s duration gap is due to asset duration rising 0.2 to 2.0 and liability duration falling 0.1 to 1.3 in 2007 for the reasons discussed above.

These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The net income and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at December 31, 2007 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Webster Financial Corporation:

We have audited the accompanying consolidated statements of condition of Webster Financial Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Webster Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP
Hartford, Connecticut
February 27, 2008

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except share and per share data)	2007	2006
Assets:
Cash and due from depository institutions	$306,654	$311,888
Short-term investments	5,112	175,648
Securities
Trading, at fair value	2,340	4,842
Available for sale, at fair value	639,364	365,432
Held-to-maturity (fair value of $2,094,566 and $1,434,543)	2,107,227	1,453,973

Total securities	2,748,931	1,824,247
Loans held for sale	221,568	354,798
Loans, net	12,287,857	12,775,772
Federal Home Loan Bank and Federal Reserve Bank stock	110,962	137,755
Goodwill	728,038	727,082
Cash surrender value of life insurance	269,366	259,318
Premises and equipment	193,063	191,492
Accrued interest receivable	80,432	90,565
Assets held for disposition	51,603	66,851
Other intangible assets	39,977	50,577
Deferred tax asset, net	58,126	32,440
Prepaid expenses and other assets	100,271	98,226

Total assets	$17,201,960	$17,096,659

Liabilities and Shareholders’ Equity:
Deposits	$12,354,158	$12,458,396
Federal Home Loan Bank advances	1,052,228	1,074,933
Securities sold under agreements to repurchase and other short-term debt	1,238,012	893,206
Long-term debt	650,643	621,936
Reserve for unfunded credit commitments	9,500	7,275
Liabilities held for disposition	9,261	10,807
Accrued expenses and other liabilities	141,949	146,395

Total liabilities	15,455,751	15,212,948

Preferred stock of subsidiary corporation	9,577	9,577
Shareholders’ equity:
Common stock, $.01 par value;
Authorized - 200,000,000 shares
Issued - 56,594,469 shares and 56,388,707 shares	566	564
Paid-in capital	734,604	726,886
Retained earnings	1,183,621	1,150,008
Less: Treasury stock, at cost; 4,119,374 shares at December 31, 2007	(166,263)	—
Accumulated other comprehensive loss, net	(15,896)	(3,324)

Total shareholders’ equity	1,736,632	1,874,134

Total liabilities and shareholders’ equity	$17,201,960	$17,096,659

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(In thousands, except per share data)	2007	2006	2005
Interest Income:
Loans	$837,711	$843,398	$689,041
Investments	136,324	154,127	169,861
Loans held for sale	21,560	17,213	12,945

Total interest income	995,595	1,014,738	871,847

Interest Expense:
Deposits	361,307	310,199	188,437
Borrowings	126,096	195,989	166,069

Total interest expense	487,403	506,188	354,506

Net interest income	508,192	508,550	517,341
Provision for credit losses	67,750	11,000	9,500

Net interest income after provision for credit losses	440,442	497,550	507,841

Non-interest Income:
Deposit service fees	114,645	96,765	85,967
Loan related fees	30,830	34,389	33,232
Wealth and investment services	29,164	27,183	23,151
Mortgage banking activities	9,316	8,542	11,573
Increase in cash surrender value of life insurance	10,386	9,603	9,241
Net gain on securities transactions	1,721	1,289	3,633
Gain on Webster Capital Trust I and II securities	2,130	—	—
Loss on write-down of direct investments to fair value	(3,565)	—	—
Loss on write-down of securities available for sale to fair value	—	(48,879)	—
Loss on sale of mortgage loans	—	(5,713)	—
Other income	7,685	8,426	9,698

Total non-interest income	202,312	131,605	176,495

Non-interest Expense:
Compensation and benefits	244,570	229,556	213,993
Occupancy	49,378	46,083	40,570
Furniture and equipment	59,771	54,828	49,124
Marketing	14,213	15,417	14,190
Professional services	15,038	15,927	14,028
Intangible assets amortization	10,374	13,865	19,302
Debt redemption premium	8,940	—	—
Severance and other costs	15,608	—	—
Acquisition costs	—	2,951	—
Other expenses	66,078	57,708	65,560

Total non-interest expense	483,970	436,335	416,767

Income from continuing operations before income taxes	158,784	192,820	267,569
Income taxes	48,088	59,140	85,037

Income from continuing operations	110,696	133,680	182,532
(Loss) income from discontinued operations, net of tax	(13,923)	110	2,661

Net Income	$96,773	$133,790	$185,193

Net income per common share:
Basic
Income from continuing operations	$2.03	$2.50	$3.41
Net income	1.78	2.50	3.46
Diluted
Income from continuing operations	2.01	2.47	3.37
Net income	1.76	2.47	3.42

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)	Number of Common Shares Issued	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2004	53,639,467	$536	$605,696	$942,830	$(547)	$(4,541)	$1,543,974
Opening balance adjustment (Note 27)	—	—	—	(2,067)	—	—	(2,067)

Balance, December 31, 2004 (as adjusted)	53,639,467	536	605,696	940,763	(547)	(4,541)	1,541,907
Comprehensive income:
Net income for 2005	—	—	—	185,193	—	—	185,193
Other comprehensive income (loss), net of taxes
Net unrealized loss on securities available for sale	—	—	—	—	—	(24,089)	(24,089)
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	920	920
Amortization of deferred hedging gain	—	—	—	—	—	(168)	(168)

Other comprehensive loss							(23,337)

Comprehensive income							161,856
Dividends paid of $.98 per common share	—	—	—	(52,701)	—	—	(52,701)
Exercise of stock options, including excess tax benefits	463,319	5	11,639	—	161	—	11,805
Repurchase of 609,519 shares	—	—	—	—	(28,135)	—	(28,135)
Stock-based compensation expense	—	—	6,297	—	—	—	6,297
Restricted stock grants and expense	4,420	—	(4,426)	—	6,740	—	2,314
Employee Stock Purchase Plan	10,012	—	438	—	716	—	1,154

Balance, December 31, 2005	54,117,218	541	619,644	1,073,255	(21,065)	(27,878)	1,644,497
Comprehensive income:
Net income for 2006	—	—	—	133,790	—	—	133,790
Other comprehensive income (loss), net of taxes
Net unrealized gain on securities available for sale	—	—	—	—	—	2,627	2,627
Decrease in net unrealized loss on securities available for sale due to write-down to fair value	—	—	—	—	—	31,134	31,134
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	666	666
Amortization of deferred hedging gain	—	—	—	—	—	(168)	(168)

Other comprehensive income							34,259

Comprehensive income							168,049
Dividends paid of $1.06 per common share	—	—	—	(57,037)	—	—	(57,037)
Exercise of stock options, including excess tax benefits	190,148	3	5,150	—	4,583	—	9,736
Repurchase of 1,347,929 shares	—	—	—	—	(63,165)	—	(63,165)
Common stock issued in acquisition	1,964,204	20	95,568	—	77,254	—	172,842
Stock-based compensation expense	—	—	4,415	—	—	—	4,415
Restricted stock grants and expense	106,658	—	1,617	—	2,393	—	4,010
Employee Stock Purchase Plan	10,479	—	492	—	—	—	492
Adoption of SFAS No. 158 as of December 31, 2006	—	—	—	—	—	(9,705)	(9,705)

Balance, December 31, 2006	56,388,707	$564	$726,886	$1,150,008	$—	$(3,324)	$1,874,134

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Continued)

(In thousands, except share and per share data)	Number of Common Shares Issued	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2006	56,388,707	$564	$726,886	$1,150,008	$—	$(3,324)	$1,874,134
Comprehensive income:
Net income for 2007	—	—	—	96,773	—	—	96,773
Other comprehensive income (loss), net of taxes
Deferred gain on derivatives sold	—	—	—	—	—	2,645	2,645
Net unrealized loss on securities available for sale	—	—	—	—	—	(19,555)	(19,555)
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	464	464
Net actuarial loss and prior service costs for pension and other postretirement benefits	—	—	—	—	—	4,182	4,182
Amortization of deferred hedging gain	—	—	—	—	—	(308)	(308)

Other comprehensive loss							(12,572)

Comprehensive income							84,201
Dividends paid of $1.17 per common share	—	—	—	(64,560)	—	—	(64,560)
Exercise of stock options, including excess tax benefits	201,586	2	5,802	—	3,826	—	9,630
Repurchase of 4,416,271 shares	—	—	—	—	(178,480)		(178,480)
Stock-based compensation expense	—	—	3,525	—	—	—	3,525
Restricted stock grants and expense	4,176	—	(1,714)	—	6,911	—	5,197
Cumulative effect of change in accounting for uncertainties in income taxes	—	—	—	1,400	—	—	1,400
Business combination contingent consideration	—	—	105	—	1,480	—	1,585

Balance, December 31, 2007	56,594,469	$566	$734,604	$1,183,621	$(166,263)	$(15,896)	$1,736,632

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2007	2006	2005
Operating Activities:
Net income	$96,773	$133,790	$185,193
(Loss) income from discontinued operations, net of tax	(13,923)	110	2,661

Income from continuing operations	110,696	133,680	182,532
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for credit losses	67,750	11,000	9,500
Deferred tax (benefit) expense	(13,483)	5,401	25,475
Depreciation and amortization	51,430	40,269	32,681
Amortization of intangible assets	10,374	13,865	19,302
Debt redemption premium	8,940	—	—
Gain on Webster Capital trust I and II securities	(2,130)	—	—
Stock-based compensation expense	8,722	8,425	8,611
Excess tax benefit from stock-based compensation	(498)	(1,213)	—
Net loss (gain) on sale of foreclosed properties	2,010	(48)	(41)
Loss on write-down of securities available for sale to fair value	—	48,879	—
Loss on write-down of direct investments	3,565	—	—
Net gain on sale of securities	(1,884)	(980)	(3,160)
Net gain on sale of loans and loan servicing	(9,316)	(2,829)	(11,573)
Net loss (gain) on trading securities	163	(309)	(456)
Decrease (increase) in trading securities	2,339	(2,276)	(1,801)
Increase in cash surrender value of life insurance	(10,386)	(9,603)	(8,785)
Loans originated for sale	(2,836,359)	(1,893,287)	(1,844,829)
Proceeds from sale of loans originated for sale	2,882,581	1,809,233	1,735,694
Decrease (increase) in interest receivable	10,133	(2,202)	(21,436)
Decrease (increase) in prepaid expenses and other assets	2,257	11,369	(17,114)
Net increase (decrease) in accrued expenses and other liabilities	18,296	(14,782)	(52,271)
Proceeds from surrender of life insurance contracts	338	—	797
Contribution to stock purchased by the Employee Stock Purchase Plan	—	492	1,154

Net cash provided by operating activities	305,538	155,084	54,280

Investing Activities:
Purchases of securities, available for sale	(613,562)	(1,479,348)	(833,071)
Proceeds from maturities and principal repayments of securities, available for sale	299,841	1,600,792	480,619
Proceeds from sales of securities, available for sale	11,025	1,938,139	199,733
Purchases of Federal Home Loan Bank and Federal Reserve Stock	—	(9,525)	—
Proceeds from sales of Federal Home Loan Bank and Federal Reserve Stock	26,793	41,511	58,181
Purchases of held-to-maturity securities	(209,823)	(14,528)	(72,901)
Proceeds from maturities and principal repayments of held-to-maturity securities	188,508	124,177	158,543
Proceeds from sale of held-to-maturity securities	—	—	769
Net decrease (increase) in short-term investments	170,536	(63,633)	89,803
Net increase in loans	(154,595)	(777,863)	(598,196)
Net proceeds from sale of mortgage loans	—	242,433	—
Proceeds from sale of foreclosed properties	6,195	5,876	2,687
Net purchases of premises and equipment	(34,540)	(32,557)	(56,226)
Net cash received due to acquisitions	—	11,181	17,038

Net cash (used) provided by investing activities	(309,622)	1,586,655	(553,021)

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year ended December 31,
(In thousands)	2007	2006	2005
Financing Activities:
Net (decrease) increase in deposits	(104,238)	217,844	918,853
Proceeds from FHLB advances	22,411,826	78,896,149	42,204,505
Repayment of FHLB advances	(22,431,292)	(80,073,985)	(42,570,120)
Increase (decrease) in securities sold under agreements to repurchase and other short-term borrowings	344,996	(627,731)	91,917
Other long-term debt issued	199,344	—	—
Repayment of other long-term debt	(188,653)	(25,200)	(35,200)
Cash dividends to common shareholders	(64,560)	(57,037)	(52,701)
Exercise of stock options	9,630	9,736	11,805
Excess tax benefits from stock-based compensation	498	1,213	—
Contribution to stock purchased by the Employee Stock Purchase Plan	—	492	1,154
Common stock repurchased	(178,480)	(63,165)	(28,135)

Net cash (used) provided by financing activities	(929)	(1,721,684)	542,078

Cash Flows from Discontinued Operations
Operating activities	1,154	1,597	3,857
Financing activities	(1,375)	(3,470)	(2,313)

Net cash (used) provided by discontinued operations	(221)	(1,873)	1,544

(Decrease) increase in cash and cash equivalents	(5,234)	18,182	44,881
Cash and cash equivalents at beginning of year	311,888	293,706	248,825

Cash and cash equivalents at end of year	$306,654	$311,888	$293,706

Supplemental Disclosures:
Income taxes paid	$56,423	$37,003	$84,349
Interest paid	498,882	514,558	344,418

Supplemental Schedule of Noncash Investing and Financing Activities:
Transfer of loans to foreclosed properties	$13,460	$2,956	$5,394
Reclassification of reserve for unfunded credit commitments	—	—	9,146
Residential construction loans held-for-sale transferred to portfolio	96,324	—	—
Mortgage loans securitized and transferred to mortgage-backed securities held-to-maturity	632,897	371,133	—

Purchase Transactions:
Fair value of noncash assets acquired	$—	$815,515	$235,963
Fair value of liabilities assumed	—	653,854	210,786
Fair value of common stock issued	—	172,842	—

Sale Transactions:
Fair value of noncash assets sold	$—	$—	$105,656
Fair value of liabilities extinguished	—	—	56,237

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

a) Basis of Financial Statement Presentation

1) Principles of Consolidation

The Consolidated Financial Statements include the accounts of Webster Financial Corporation and its consolidated subsidiaries (collectively, “Webster”), including Webster Bank, National Association, (“Webster Bank”) a national bank and Webster Insurance, Inc., (“Webster Insurance”) an insurance agency. The operating results of Webster Insurance have been reported separately as discontinued operations, and the assets and liabilities of Webster Insurance have been reported separately as assets and liabilities held for disposition in the consolidated financial statements; previously reported financial statements have been reclassified accordingly. The principal subsidiaries of Webster Bank include Center Capital Corporation, an equipment finance company; Webster Business Credit Corporation, an asset-based lender; Webster Preferred Capital Corporation, a publicly-traded real estate investment trust; and Webster Mortgage Investment Corporation, a Connecticut passive investment company. Subsidiaries of Webster Financial Corporation that have issued trust preferred securities, as described in Note 13, are not consolidated for financial reporting purposes in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised), Consolidation of Variable Interest Entities. The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and all significant intercompany balances and transactions have been eliminated in consolidation.

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

b) Cash and Cash Equivalents

For the purposes of the Consolidated Statements of Cash Flows, cash on hand and in banks is reflected as cash and cash equivalents. Webster is required by the Federal Reserve System to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. At December 31, 2007 and 2006, Webster was required by Federal Reserve Board regulations to maintain reserve balances of $3.7 million and $5.9 million, respectively, in cash on hand or at the Federal Reserve Bank.

c) Securities

Securities are classified as trading, available for sale or held to maturity. Management determines the appropriate classification of securities at the time of purchase. Securities are classified as held to maturity when the intent and ability is to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Securities bought and held for the purpose of selling in the near term are classified as trading and are stated at fair value, with net unrealized gains and losses recognized currently in non-interest income. Securities not classified as held to maturity or trading are classified as available for sale and are stated at fair value. Unrealized gains and losses, net of tax, on available for sale securities are included in accumulated other comprehensive income (loss), net of income taxes, which is a separate component of shareholders’ equity. Transfers from available for sale to held to maturity are recorded at fair market value at the time of transfer. Any unrealized gain or loss on transferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities is reclassified as a separate component of accumulated other comprehensive income (loss) and amortized as an adjustment to interest income using a method that approximates the level yield method.

The amortized cost basis of held to maturity and available for sale securities reflects amortization of premiums or accretion of discounts using the level yield method. Such amortization and accretion is included in interest income from securities. Unrealized losses on securities are charged to non-interest income when the decline in fair value of a security is judged to be other than temporary. The specific identification method is used to determine realized gains and losses on sales of securities.

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

By employing industry accepted portfolio management procedures and through aggressive problem loan practices, management identifies credit losses within the loan portfolio. Loans, or portions of loans, are charged-off against the allowance for loan losses when deemed by management to be uncollectible. Charge-offs are processed in accordance with established Federal regulatory guidelines. Recoveries on previously charged off loans are credited to the allowance.

Loan origination fees, net of certain direct origination costs, and premiums and discounts on loans purchased are recognized in interest income over the lives of the loans using a method approximating the interest method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

h) Non Marketable Securities

Non-marketable securities, such as Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, are carried at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

j) Impairment of Long-lived Assets

Long-lived assets are evaluated for impairment when events occur that would more likely than not reduce the implied fair value of the assets below their carrying value. An assessment of recoverability is performed prior to any write-down of an asset. Non-interest expense would be charged in the current period for any such impairment.

k) Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not subject to amortization but rather is tested at least annually for impairment. Any impairment write-down would be charged to non-interest expense.

Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either separately or in combination with a related contract, asset or liability. Other intangible assets with finite useful lives are amortized to non-interest expense over their estimated useful lives and are subject to impairment testing if certain conditions exist or events occur. Any impairment write-down would be charged to non-interest expense.

l) Cash Surrender Value of Life Insurance

The investment in life insurance represents the cash surrender value of life insurance policies on certain officers of Webster. Increases in the cash surrender value are recorded as other non-interest income. Decreases are the result of collection on the policies due to the death of an insured. Death benefit proceeds in excess of cash surrender value are recorded in non-interest income when received. See Note 26 for a description of a change, effective January 1, 2008, in the accounting for liabilities for future benefits provided to certain individuals covered under endorsement split-dollar life insurance arrangements that extend into postretirement periods.

m) Investments in Limited Partnerships

As of December 31, 2007 and 2006, Webster held $15.3 million and $18.7 million, respectively, in limited partnership investments (“direct investments”), which have been reflected within other assets in the accompanying Consolidated Statements of Condition. These investments are accounted for in accordance with Emerging Issues Task Force Topic D-46 (EITF D-46), “Accounting for Limited Partnership Investments”. EITF D-46 requires application of the equity method for interests exceeding 3-5% of total limited partners’ interests. The cost method is used to account for interests held that are less than 3-5%. During the fourth quarter of 2007, Webster’s investment in certain limited partnerships experienced declines in fair value that were judged to be other than temporary. As a result, Webster recognized a $3.6 million charge to non-interest income for the loss on the write-down of direct investments to fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

n) Income Taxes

Income taxes are accounted for using the asset and liability method. Accordingly, deferr ed tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.

Tax benefits of uncertain tax positions are accounted for in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 were applied to all tax positions upon initial adoption of this standard as of January 1, 2007, with the effect of adoption recognized in retained earnings as the cumulative effect of an accounting change. Tax positions must have met the more-likely-than-not recognition threshold at the effective date in order for the related tax benefits to be recognized or continue to be recognized.

o) Employee Retirement Benefit Plan

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

Effective December 31, 2006, Webster adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). As a result of the adoption of SFAS No. 158, an asset was recognized for the over funded status of the qualified pension plan; a liability was recognized for the under funded status of the supplemental pension and other postretirement benefit plans; and the net impact was recognized as an after-tax charge to accumulated other comprehensive income/loss. Subsequent to December 31, 2006, changes in the overfunded or underfunded status of these plans are recognized as a component of other comprehensive income.

p) Stock-based Compensation

Webster maintains stock-based employee and non-employee director compensation plans, as described more fully in Note 21. Effective January 1, 2002, the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, were adopted prospectively, for all employee and non-employee options granted, modified, or settled January 1, 2002 and thereafter. Effective January 1, 2006, Webster adopted revised SFAS No. 123, Share-Based Payment (“SFAS No. 123(R)”), which requires recognition of the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Compensation cost is recognized over the requisite service period. SFAS No. 123(R) applies to all

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

awards granted after January 1, 2006 and to awards modified, repurchased or cancelled after that date. The adoption of SFAS No. 123(R) did not have a material impact on Webster’s Consolidated Financial Statements. Prior to the adoption of SFAS No. 123(R), Webster reported all tax benefits of deductions resulting from stock-based compensation awards as a cash inflow from operating activities. Subsequent to adoption, excess tax benefits are reported as a cash inflow from financing activities and a cash outflow from operating activities. Excess tax benefits result when tax-return deductions exceed recognized compensation cost determined using the fair value approach for financial statement purposes.

q) Loan and Loan Servicing Sales

Gains or losses on sales of loans are included in non-interest income and are recognized on the settlement date. These transactions are accounted for as sales based on the satisfaction of the criteria for such accounting which provide that the transferor (seller) has surrendered control over the loans. The Company also recognizes a separate asset for the value of the right to service mortgage loans for others, regardless of how those servicing rights are acquired.

On January 1, 2007, Webster adopted the provisions of SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 156 requires servicing rights to be initially recorded at fair value and subsequently measured based upon an amortization or fair value measurement method, as elected. Webster elected to measure servicing rights based upon the amortization method, which requires amortization into non-interest income over the estimated period of servicing revenue. This treatment is consistent with Webster’s historical method of accounting for servicing rights. No adjustment was required as a result of the adoption of SFAS No. 156.

Fair values of mortgage servicing rights are estimated considering market-based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors. Webster stratifies its mortgage servicing rights into classes based on the predominate risk characteristics of the underlying loans. These risk characteristics include loan type, interest rate (fixed or adjustable) and amortization type. Servicing rights are assessed quarterly for impairment or increased obligation based on fair value. To the extent that the carrying value of mortgage servicing rights exceeds fair value by individual stratum, a valuation allowance is established by a charge to non-interest income. The allowance is adjusted for subsequent changes in fair value.

r) Securities Sold Under Agreements to Repurchase

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

s) Fee Revenue

Generally, fee revenue from deposit service charges and loans is recognized when earned, except where ultimate collection is uncertain, in which case revenue is recognized when received. Insurance revenue is classified within income (loss) from discontinued operations. Revenue is recognized on property and casualty insurance on the later of the billing or effective date, net of cancellations. Customer policy cancellations may result in a partial refund of previously collected revenue and, therefore, an adjustment to income is made at that time. Revenue for other lines of insurance, such as life and health, is recognized when earned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trust revenue is recognized as earned on individual accounts based upon a percentage of asset value. Fee income on managed institutional accounts is accrued as earned and collected quarterly based on the value of assets managed at quarter end.

t) Comprehensive Income

Comprehensive income is defined as net income and any changes in equity from sources that are not reflected in the statements of income except those resulting from investments by or distributions to owners. Other comprehensive income includes items such as the following, net of income taxes: net changes in unrealized gains or losses on securities available for sale; unrealized gains or losses upon transfer of available for sale securities to held-to-maturity; changes in the net actuarial loss and prior service cost for pension and other postretirement benefits; and deferred gains on cash flow hedges. These amounts are reported in shareholders’ equity (accumulated other comprehensive income or loss) until they are recognized in the Consolidated Statements of Income.

u) Earnings Per Share

Basic net income per common share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock (such as stock options) were exercised or converted into common stock that would then share in the earnings of Webster. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding, adjusted for the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common shares were issued during the reporting period. For each of the years in the three-year period ended December 31, 2007, the difference between basic and diluted weighted average shares outstanding was entirely due to the effects of stock-based compensation as potential common shares. Both basic and diluted EPS have been computed and disclosed for continuing operations, discontinued operations and total net income.

v) Standby Letters of Credit

Substantially all the outstanding standby letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. 45. These are irrevocable undertakings by Webster, as guarantor, to make payments in the event a specified third party fails to perform under a nonfinancial contractual obligation. Most of the performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. At December 31, 2007, standby letters of credit totaled $175.2 million. The fair value of standby letters of credit is considered insignificant to Webster’s Consolidated Financial Statements.

w) Reclassifications

Certain financial statement balances as previously reported have been reclassified to conform to the 2007 Consolidated Financial Statements presentation, primarily due to the accounting for discontinued operations in 2007.

NOTE 2: Sale of Subsidiary/Discontinued Operations

On March 30, 2007, Webster announced the sale of certain branches of People’s Mortgage Corporation (PMC), a subsidiary of Webster Bank, National Association (“Webster Bank”). The branch offices in Severna Park and Rockville, Maryland, and Hamden, Connecticut were sold. On April 30, 2007, Webster sold an additional PMC branch office located in Andover, Massachusetts. The Company established a liability for exit costs through the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognition of a pre-tax charge of $2.3 million in its first quarter 2007 results. The expenses relate primarily to severance, lease termination and other transaction costs. No additional costs have been incurred as of December 31, 2007. As of December 31, 2007, the remaining liability was $0.4 million.

The Company has discontinued all national wholesale mortgage banking activities. The costs related to closing down these activities was $3.5 million with a remaining liability of $3.4 million as of December 31, 2007. Additionally, other severance charges of $3.5 million related to the Company’s organizational review were recorded during 2007. At December 31, 2007, the remaining liability related to the other severance was $1.2 million.

During the fourth quarter of 2007, Webster decided to exit the insurance business. As a result of this decision, the activities related to Webster Insurance have been reported separately, with current and prior period amounts reclassified as assets and liabilities held for disposition in the Consolidated Statements of Condition and operating results reclassified as discontinued operations in the Consolidated Statements of Income. Related disclosures in the notes to the consolidated financial statements have also been revised to incorporate the effect of the discontinued insurance operations.

On February 1, 2008, Webster completed the sale of Webster Insurance to USI Holdings Corporation. In connection with the sale, Webster Bank entered into a joint marketing arrangement with USI to provide expanded products and services to their respective clients.

Condensed financial information of Webster’s insurance operations is presented below:

Condensed Statement of Condition Information-Assets and Liabilities Held for Disposition

	At December 31,
(In thousands)	2007	2006
Assets:
Short-term investments	$6,050	$1,810
Securities available for sale, at fair value	754	731
Goodwill and other intangible assets	32,453	47,353
Other assets	12,346	16,957

Total assets held for disposition	$51,603	$66,851

Liabilities:
Accounts payable	$3,398	$5,596
Other liabilities	5,863	5,211

Total liabilities held for disposition	$9,261	$10,807

Condensed Statement of Income Information-Discontinued Operations

	Years ended December 31,
(In thousands)	2007	2006	2005
Non-interest income	$35,933	$38,866	$43,372
Non-interest expense	35,711	38,613	38,803
Write-down of insurance operations to fair value (1)	14,000	—	—

(Loss) income from discontinued operations before income taxes	(13,778)	253	4,569
Income tax expense (2)	145	143	1,908

(Loss) income from discontinued operations	$(13,923)	$110	$2,661

(1)	The write-down of the insurance operations was measured by reference to the terms of the sale transaction that closed on February 1, 2008.
(2)	The 2007 amount includes the effect of a difference between the tax basis and financial statement carrying amount of the investment in subsidiary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: Securities

A summary of securities follows:

	Amortized Cost	Unrealized		Estimated Fair Value
(In thousands)		Gains	Losses
December 31, 2007:
Trading:
Municipal bonds and notes				$2,340

Available for sale:
Corporate bonds and notes	$350,209	$2,672	$(20,583)	$332,298
Equity securities	78,354	1,763	(4,944)	75,173
Mortgage-backed securities	230,116	1,831	(54)	231,893

Total available for sale	$658,679	$6,266	$(25,581)	$639,364

Held to maturity:
Municipal bonds and notes	$635,103	$10,580	$(2,470)	$643,213
Mortgage-backed securities	1,472,124	2,748	(23,519)	1,451,353

Total held to maturity	$2,107,227	$13,328	$(25,989)	$2,094,566

December 31, 2006:
Trading:
Municipal bonds and notes				$4,842

Available for sale:
U.S. Government Agency bonds	$104,774	$—	$(46)	$104,728
Corporate bonds and notes	197,596	4,191	(515)	201,272
Equity securities	51,370	8,123	(61)	59,432

Total available for sale	$353,740	$12,314	$(622)	$365,432

Held to maturity:
Municipal bonds and notes	$444,755	$10,170	$(786)	$454,139
Mortgage-backed securities	1,009,218	547	(29,361)	980,404

Total held to maturity	$1,453,973	$10,717	$(30,147)	$1,434,543

As of December 31, 2007, the fair value of equity securities consisted of common stock of $41.0 million and preferred stock of $34.2 million. The fair value of equity securities at December 31, 2006 consisted of common stock of $39.4 million and preferred stock of $20.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table identifies temporarily impaired investment securities as of December 31, 2007 segregated by length of time the securities had been in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Corporate bonds and notes	$284,385	$(19,686)	$4,504	$(897)	$288,889	$(20,583)
Equity securities	47,001	(4,764)	639	(180)	47,640	(4,944)
Mortgage-backed securities	70,819	(54)	—	—	70,819	(54)

Total available for sale	$402,205	$(24,504)	$5,143	$(1,077)	$407,348	$(25,581)

Held to maturity:
Municipal bonds and notes	$143,177	$(2,210)	$19,118	$(260)	$162,295	$(2,470)
Mortgage-backed securities	—	—	1,034,467	(23,519)	1,034,467	(23,519)

Total held to maturity	$143,177	$(2,210)	$1,053,585	$(23,779)	$1,196,762	$(25,989)

Total	$545,382	$(26,714)	$1,058,728	$(24,856)	$1,604,110	$(51,570)

The following table identifies temporarily impaired investment securities as of December 31, 2006 segregated by length of time the securities had been in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Government Agency bonds	$104,728	$(46)	$—	$—	$104,728	$(46)
Corporate bonds and notes	14,615	(187)	15,307	(328)	29,922	(515)
Equity securities	1,733	(61)	—	—	1,733	(61)

Total available for sale	$121,076	$(294)	$15,307	$(328)	$136,383	$(622)

Held to maturity:
Municipal bonds and notes	$56,478	$(324)	$25,815	$(462)	$82,293	$(786)
Mortgage-backed securities	295,797	(8,161)	616,885	(21,200)	912,682	(29,361)

Total held to maturity	$352,275	$(8,485)	$642,700	$(21,662)	$994,975	$(30,147)

Total	$473,351	$(8,779)	$658,007	$(21,990)	$1,131,358	$(30,769)

Unrealized losses on fixed income securities result from the amortized cost basis of securities being greater than current fair value. This will generally occur as a result of an increase in interest rates since the time of purchase, a structural change in an investment or from deterioration in credit quality of the issuer. Management evaluates all impairments in value, whether caused by adverse interest rate or credit movements, to determine if they are other-than-temporary.

In accordance with applicable accounting principles, Webster must demonstrate an ability and intent to hold temporarily impaired securities until full recovery of their cost basis. Management uses both internal and external information sources to evaluate impairment. This quantitative and qualitative assessment begins with a review of general market conditions and changes to market conditions, credit, investment performance and structure since the prior review period. The ability to hold the temporarily impaired securities will involve a number of factors, including: forecasted recovery period based on average life; whether its return provides satisfactory carry relative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to funding sources; Webster’s capital, earnings and cash flow positions; and compliance with various debt covenants, among other things. Webster currently intends to hold all temporarily impaired securities to full recovery, which may be until maturity.

Estimating the recovery period for equity securities will include analyst forecasts, earnings assumptions and other company specific financial performance metrics. In addition, this assessment will incorporate general market data, industry and sector cycles and related trends to determine a reasonable recovery period.

During the third quarter of 2006, Webster’s management evaluated the available for sale securities portfolio in light of changing market conditions and other factors. During the fourth quarter of 2006, Webster completed the sale of its entire mortgage-backed securities (“MBS”) portfolio (approximately $1.9 billion), and used the proceeds from the sale to repay wholesale funding (short-term borrowings). A net unrealized loss on the available for sale MBS portfolio of $48.9 million ($31.8 million after tax) was recognized at September 30, 2006. An additional pre-tax loss of $2.4 million ($1.6 million after tax) was recognized upon sale of the securities in the fourth quarter of 2006.

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

In December 2006, $371.1 million of loans were securitized and placed in Webster’s held-to-maturity portfolio; an additional $633.0 million in loans were securitized and placed in the held-to-maturity portfolio in January 2007. A separate mortgage servicing asset was not recognized in these transactions. The held-to-maturity securities were recorded at an amortized cost equal to the carrying amount of the securitized loans.

At December 31, 2007, Webster had $1.06 billion in securities with unrealized losses for twelve months or longer. These securities have had varying levels of unrealized loss due to higher interest rates subsequent to their purchase or securitization. Approximately 95 percent of that unrealized loss at December 31, 2007, or $23.5 million, was concentrated in 26 mortgage-backed securities held to maturity totaling $1.03 billion in fair value. Of that total, mortgage-backed securities with a fair value of $496.6 million were loans securitized from the Company’s residential loan portfolio in December 2006 and January 2007 that are held in the investment portfolio for collateral purposes. These securities carry AAA ratings or Agency-implied AAA credit ratings and are currently performing as expected. Management does not consider these investments to be other-than-temporarily impaired and Webster has the ability and intent to hold these investments to full recovery of the cost basis. Management expects that recovery of these temporarily impaired securities will occur over their weighted-average estimated remaining life.

Three available for sale corporate securities totaling $4.5 million at December 31, 2007 had been in an unrealized loss position for twelve consecutive months or longer due to higher interest rates subsequent to their purchase. The Company invests in corporate securities that are unrated, below investment grade and investment grade. Securities that are unrated or below investment grade undergo a periodic internal credit review. As a result of the credit review of the issuers, management has determined that there has been no deterioration in credit quality subsequent to the purchase or last credit review. These securities are performing as projected. Management does not consider these investments to be other-than-temporarily impaired based on its credit reviews and Webster’s ability and intent to hold these investments to full recovery of the cost basis.

Forty-five held to maturity municipal securities totaling $19.1 million at December 31, 2007, had been in an unrealized loss position for twelve consecutive months or longer due to higher interest rates subsequent to their

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchase. Most of these bonds are insured AAA rated general obligation bonds with stable ratings. There were no significant credit downgrades since the last review period. These securities are currently performing as anticipated. Management does not consider these investments to be other-than-temporarily impaired. Webster has the ability and intent to hold these investments to full recovery of their cost basis.

The following table summarizes the fair value (“FV”) and weighted-average yield (based on amortized cost) of debt securities at December 31, 2007 by contractual maturity. Mortgage-backed securities are included by final contractual maturity. Actual maturities will differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One Year or less		After one year through five years		After five years through ten years		After ten years		Total
(Dollars in thousands)	FV	Yield	FV	Yield	FV	Yield	FV	Yield	FV	Yield
Trading:
Municipal bonds and notes	$150	4.25%	$404	4.24%	$136	5.00%	$1,650	4.96%	$2,340	4.79%

Available for sale:
Corporate bonds and notes	—	—	—	—	—	—	332,298	6.38	332,298	6.38
Mortgage-backed securities	—	—	—	—	23,949	5.81	207,944	5.86	231,893	5.86

Total available for sale	—	—	—	—	23,949	5.81	540,242	6.18	564,191	6.18

Held to maturity:
Municipal bonds and notes	9,225	5.99	5,475	6.84	28,110	6.26	600,403	6.53	643,213	6.51
Mortgage-backed securities	—	—	—	—	—	—	1,451,353	4.99	1,451,353	4.99

Total held to maturity	9,225	5.99	5,475	6.84	28,110	6.26	2,051,756	5.44	2,094,566	5.46

Total	$9,375	5.96%	$5,879	6.66%	$52,195	6.05%	$2,593,648	5.60%	$2,661,097	5.61%

The amortized cost at December 31, 2007 for the held to maturity securities with contractual maturities of one year or less was $9.2 million, for one year through five years was $5.5 million, for five years through ten years was $27.8 million and for over ten years was $2.1 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of realized gains and losses on sales of securities.

	Years ended December 31,
	2007			2006			2005
(In thousands)	Gains	Losses	Net	Gains	Losses	Net	Gains	Losses	Net
Trading securities:
U.S. Treasury Notes	$—	$—	$—	$116	$—	$116	$147	$—	$147
U.S. Government agency notes	—	—	—	1	(81)	(80)	—	—	—
Municipal bonds and notes	396	(289)	107	287	(214)	73	429	(176)	253
Corporate bonds and notes	—	—	—	25	—	25	6	(200)	(194)
Mortgage-backed securities	6	(153)	(147)	39	(260)	(221)	28	—	28
Futures and options contracts	206	(329)	(123)	618	(222)	396	428	(206)	222

Total trading	608	(771)	(163)	1,086	(777)	309	1,038	(582)	456

Available for sale:
U.S. Government agency notes	—	—	—	—	(6)	(6)	—	—	—
Municipal bonds and notes	—	—	—	4	(3)	1	—	—	—
Corporate bonds and notes	49	(889)	(840)	799	—	799	168	(17)	151
Equity securities	3,119	(395)	2,724	3,260	(664)	2,596	2,728	(2)	2,726
Mortgage-backed securities	—	—	—	740	(3,150)	(2,410)	698	(424)	274

Total available for sale	3,168	(1,284)	1,884	4,803	(3,823)	980	3,594	(443)	3,151

Held to maturity:
Mortgage-backed securities	—	—	—	—	—	—	26	—	26

Total	$3,776	$(2,055)	$1,721	$5,889	$(4,600)	$1,289	$4,658	$(1,025)	$3,633

The 2006 amounts exclude the effect of the $48.9 million loss on write-downs of securities available for sale to fair value prior to their sale in the fourth quarter of the year. The mortgage-backed securities sold in 2005 from the held to maturity portfolio represented securities for which Webster collected over 85% of the principal outstanding since acquisition. The net carrying amount of the mortgage-backed securities sold in 2005 totaled $0.7 million.

Short and long futures and options positions may be entered into to minimize the price volatility of certain assets held as trading securities and to profit from trading opportunities. Changes in the market value of futures and options positions are recognized as a gain or loss in the period in which the change occurs. All gains and losses resulting from futures and options positions are reflected in non-interest income. At December 31, 2007 and 2006, there were no such positions open.

At December 31, 2007, securities of a single issuer with an aggregate value exceeding ten percent of total stockholders’ equity, or $173.7 million, were limited to Fannie Mae mortgage-backed securities with an amortized cost of $1.40 billion and a market value of $1.39 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: Loans Held For Sale and Related Commitments

Loans held for sale had a total carrying value of $221.6 million and $354.8 million at December 31, 2007 and December 31, 2006, respectively. The composition of loans held for sale at December 31, 2007 and December 31, 2006 follows:

	December 31, 2007		December 31, 2006
(Dollars in thousands)	Amount	%	Amount	%
Residential mortgage loans:
1-4 family units	$221,568	100.0	$261,896	73.8
Construction	—	—	91,547	25.8

Total residential mortgage loans	221,568	100.0	353,443	99.6

Consumer loans:
Home equity loans	—	—	961	0.3
Home equity lines of credit	—	—	394	0.1

Total consumer loans	—	—	1,355	0.4

Total loans held for sale	$221,568	100.0	$354,798	100.0

At December 31, 2007, residential mortgage origination commitments totaled $145.8 million compared to $305.1 million at December 31, 2006. The $159.3 million decline is a result of management’s decision to exit the National Wholesale origination channel. Residential commitments outstanding at December 31, 2007 consisted of fixed rate mortgages of $145.8 million, at rates ranging from 5.25% to 8.75%. Residential commitments outstanding at December 31, 2006 consisted of adjustable rate and fixed rate mortgages of $17.5 million and $287.6 million, respectively, at rates ranging from 5.5% to 8.25%. Commitments to originate loans generally expire within 60 days.

Forward commitments are used to sell residential mortgage loans, and are entered into for the purpose of reducing the market risk associated with originated loans held for sale and committed loans with interest rate locks. Risks may arise from the possible inability of Webster or the other party to fulfill the contracts. At December 31, 2007, Webster had outstanding commitments to sell residential mortgage loans of $309.9 million compared to $652.4 million at December 31, 2006.

See Note 18 for a further discussion of loan origination and sale commitments.

Mortgage servicing rights, which represent the capitalized net present value of fee income streams generated from servicing residential mortgage loans for other investors, totaled $6.1 million and $6.2 million as of December 31, 2007 and 2006, respectively. The balance of loans serviced for others at December 31, 2007 and 2006 were $1.4 billion and $1.5 billion, respectively.

A discounted cash flow model is used to estimate fair value of servicing rights since observable market prices are not readily available. At December 31, 2007 and 2006, the estimated fair value was $11.1 million and $11.3 million, respectively. Fair value is estimated on individual pools of loans grouped according to the following characteristics: fixed versus adjustable coupons; government versus non-government backed collateral; and acquired versus originated. The key assumptions used in the valuation model include: current and future interest rates; expected prepayments of underlying mortgage loans; servicing and other ancillary fees; and cost to service loans. Impairment results when the fair market value of an individual pool has fallen below its amortized cost. A valuation allowance is established or reduced by a charge or credit to non-interest income.

The reported amounts of non-interest income from mortgage banking activities include loan servicing fees, gains and losses from sales of loans held for sale and loan servicing, amortization of mortgage servicing rights, and adjustments to the impairment valuation allowance for mortgage servicing rights.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: Loans, Net

A summary of loans, net follows:

	At December 31,
	2007		2006
(Dollars in thousands)	Amount	%	Amount	%
Residential mortgage loans:
1-4 family	$3,450,010	27.6	$4,193,160	32.4
Construction	108,339	0.9	144,883	1.1
Liquidating portfolio-construction loans	83,253	0.7	86,591	0.7

Total residential mortgage loans	3,641,602	29.2	4,424,634	34.2

Commercial loans:
Commercial non-mortgage	1,738,271	13.9	1,730,554	13.4
Asset-based loans	792,688	6.4	765,895	5.9
Equipment financing	985,254	7.9	889,825	6.9

Total commercial loans	3,516,213	28.2	3,386,274	26.2

Commercial real estate:
Commercial real estate	1,732,330	13.9	1,426,529	11.0
Commercial construction	327,551	2.6	478,068	3.7

Total commercial real estate	2,059,881	16.5	1,904,597	14.7

Consumer loans:
Home equity loans	2,885,251	23.1	2,887,863	22.3
Liquidating portfolio-home equity loans	340,662	2.7	285,279	2.3
Other consumer	32,334	0.3	34,844	0.3

Total consumer loans	3,258,247	26.1	3,207,986	24.9

Total loans	12,475,943	100.0	12,923,491	100.0
Less: allowance for loan losses	(188,086)		(147,719)

Loans, net	$12,287,857		$12,775,772

At December 31, 2007, net loans included $18.1 million of net premiums and $46.8 million of net deferred origination costs. At December 31, 2006, net loans included $24.3 million of net premiums and $44.6 million of net deferred origination costs. The unadvanced portions of closed loans totaled $452.3 million and $512.9 million at December 31, 2007 and 2006, respectively.

There was significant disruption and volatility in the financial and capital markets during the second half of 2007. Turmoil in the mortgage market adversely impacted both domestic and global markets, and led to a significant credit and liquidity crisis. These market conditions were attributable to a variety of factors, in particular the fallout associated with subprime mortgage loans (a type of lending we have never actively pursued). The disruption has been exacerbated by the continued value declines in the real estate and housing market. Webster is not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing market, both locally and nationally. Decreases in real estate values could adversely affect the value of property used as collateral for our loans. Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings. A further increase in loan delinquencies would decrease our net interest income and adversely impact our loan loss experience, causing potential increases in our provision and allowance for credit losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In late 2007, Webster discontinued its indirect residential construction lending and its indirect home equity lending outside of its primary New England market area. In the aggregate, these two indirect out of footprint loan portfolios totaled $424.0 million ($340.7 million of indirect home equity products and $83.3 million of residential construction products), have been placed into liquidating portfolios, and will be managed by a designated credit team.

During December 2006, Webster sold $250.0 million of 1-4 family residential mortgage loans as part of its balance sheet repositioning actions. The $5.7 million loss on the sale of these loans is presented separately on the Consolidated Statements of Income, as the transaction is not considered part of Webster’s ongoing mortgage banking activities.

A majority of mortgage loans are secured by real estate in the State of Connecticut. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio is dependent on economic and market conditions in Connecticut.

Webster individually reviews classified loans greater than $250,000 for impairment based on the fair value of collateral or expected cash flows and it reviews loans under $250,000 as a homogeneous pool. At December 31, 2007, there were $67.1 million of impaired loans as defined by SFAS No. 114, including loans of $19.4 million with an impairment allowance of $5.8 million. At December 31, 2006, there were $55.0 million of impaired loans including loans of $18.1 million with an impairment allowance of $6.6 million. In 2007, 2006 and 2005, the average balance of impaired loans was $65.6 million, $57.9 million and $42.7 million, respectively.

Interest on loans that are more than 90 days past due is no longer accrued and all previously accrued and unpaid interest is charged to interest income. The policy with regard to the recognition of interest income on commercial impaired loans includes an individual assessment of each loan. When payments on commercial impaired loans are received, interest income is recorded on a cash basis or is applied to principal based on an individual assessment of each loan. Cash basis interest income recognized on commercial impaired loans for the years 2007, 2006 and 2005 amounted to approximately $333,000, $279,000 and $591,000, respectively.

At December 31, 2007 and 2006, total troubled debt restructurings approximated $18.1 million and $144,000, respectively. Interest income recognized in 2007 and 2006 on restructured loans was insignificant. At December 31, 2007, there were no commitments to lend any additional funds to debtors in troubled debt restructurings.

Nonaccrual loans totaled $112.9 million and $58.9 million at December 31, 2007 and 2006, respectively. Interest on nonaccrual loans that would have been recorded as additional interest income for the years ended December 31, 2007, 2006 and 2005 had the loans been current in accordance with their original terms totaled $4.0 million, $2.0 million and $3.2 million, respectively.

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

At both December 31, 2007 and 2006, there were unused portions of home equity credit lines extended of $2.0 billion related to loans in the continuing portfolio. An additional $65.0 million of unused portions of home equity credit lines at December 31, 2007 related to loans in the consumer liquidating portfolio. The rates on home equity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lines of credit generally vary with the prime rate. At December 31, 2007 and 2006, unused commercial lines of credit, letters of credit, standby letters of credit, equipment financing commitments and outstanding commercial new loan commitments totaled $2.8 billion and $3.2 billion, respectively, and consumer loan commitments totaled $8.1 million and $65.3 million, respectively. Rates for these loans are generally established shortly before closing. The estimated fair value of commitments to extend credit is considered insignificant at December 31, 2007 and 2006.

NOTE 6: Allowance for Credit Losses

The allowance for credit losses is maintained at a level adequate to absorb probable losses inherent in the loan portfolio and in unfunded credit commitments. This allowance is increased by provisions charged to operations and by recoveries on loans previously charged-off, and reduced by charge-offs on loans.

A summary of the changes in the allowance for credit losses follows:

	Years ended December 31,
(In thousands)	2007	2006	2005
Balance at beginning of year	$154,994	$155,632	$150,112
Allowances from purchase transactions	—	4,724	—
Write-down of loans transferred to held for sale	—	—	(775)
Provisions charged to operations	67,750	11,000	9,500

Subtotal	222,744	171,356	158,837

Charge-offs	(30,656)	(18,830)	(9,754)
Recoveries	5,498	2,468	6,549

Net charge-offs	(25,158)	(16,362)	(3,205)

Balance at end of year	$197,586	$154,994	$155,632

Components:
Allowance for loan losses	$188,086	$147,719	$146,486
Reserve for unfunded credit commitments	9,500	7,275	9,146

Allowance for credit losses	$197,586	$154,994	$155,632

NOTE 7: Goodwill and Other Intangible Assets

The following table sets forth the carrying values of goodwill and intangible assets, net of accumulated amortization.

	At December 31,
(In thousands)	2007	2006
Balances not subject to amortization:
Goodwill	$728,038	$727,082
Balances subject to amortization:
Core deposit intangibles	38,612	49,144
Other identified intangibles	1,365	1,433

Total goodwill and other intangible assets	$768,015	$777,659

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying amount of goodwill for the year ended December 31, 2007 are as follows:

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total
Balance at December 31, 2006	$6,681	$530,694	$149,391	$40,316	$727,082
Purchase price adjustments	—	(1,035)	—	1,991	956

Balance at December 31, 2007	$6,681	$529,659	$149,391	$42,307	$728,038

Webster performed annual evaluations of goodwill and found no impairment for continuing operations in 2007, 2006 and 2005. As of December 31, 2007 and 2006, $46.5 million and $47.4 million of goodwill and other intangibles were transferred to assets held for disposition.

Amortization of intangible assets for 2007, 2006 and 2005 totaled $10.4 million, $13.9 million and $19.3 million, respectively. Other identified intangible assets include customer relationships, employment agreements and business relationship network. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any future impairment or change in estimated useful lives, is summarized below for each of the next five years and thereafter.

(In thousands)
For years ending December 31,
2008	$5,939
2009	5,755
2010	5,684
2011	5,683
2012	5,516
Thereafter	11,400

NOTE 8: Premises and Equipment, Net

A summary of premises and equipment, net follows:

	At December 31,
(In thousands)	2007	2006
Land	$16,330	$16,330
Buildings and improvements	113,695	113,355
Leasehold improvements	51,707	43,763
Equipment and software	180,214	165,966

Total premises and equipment	361,946	339,414
Less accumulated depreciation and amortization	(168,883)	(147,922)

Premises and equipment, net	$193,063	$191,492

At December 31, 2007, Webster was obligated under various non-cancelable operating leases for properties used as banking offices and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense based primarily upon increases in real estate taxes over a base year. Rental expense under leases was $19.2 million, $17.9 million and $15.1 million in 2007, 2006 and 2005, respectively. Webster is also entitled to rental income under various non-cancelable operating leases for properties owned. Rental income was $1.2 million, $1.1 million and $1.1 million in 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule of future minimum rental payments and receipts required under these leases as of December 31, 2007:

(In thousands)	Rental Payments	Rental Receipts
For years ending December 31,
2008	$15,653	$1,180
2009	14,852	858
2010	13,897	664
2011	12,569	424
2012	11,050	294
Thereafter	73,423	715

Total	$141,444	$4,135

NOTE 9: Income Taxes

Income tax expense applicable to income from continuing operations is comprised of the following:

	Years ended December 31,
(In thousands)	2007	2006	2005
Current:
Federal	$56,842	$52,485	$59,462
State and local	4,729	1,254	100

	61,571	53,739	59,562

Deferred:
Federal	(13,846)	4,835	25,232
State and local	363	566	243

	(13,483)	5,401	25,475

Total:
Federal	42,996	57,320	84,694
State and local	5,092	1,820	343

	$48,088	$59,140	$85,037

The following reconciles the federal statutory tax rate to Webster’s effective tax rate based on income from continuing operations before income taxes:

	Years ended December 31,
	2007	2006	2005
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal benefit	2.2	0.6	0.1
Tax-exempt interest income, net	(4.3)	(3.0)	(2.0)
Increase in cash surrender value of life insurance	(2.3)	(1.7)	(1.2)
Other, net	(0.3)	(0.2)	(0.1)

Effective tax rate	30.3%	30.7%	31.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of significant temporary differences comprising the deferred tax assets and liabilities are summarized below:

	At December 31,
(In thousands)	2007	2006
Deferred tax assets:
Allowance for credit losses	$76,955	$59,876
Net operating loss and credit carry forwards	34,190	26,640
Net unrealized loss on securities available for sale	6,760	—
Compensation and employee benefit plans	17,423	20,969
Other	10,115	9,389

Total deferred tax assets	145,443	116,874
Valuation allowance	(41,374)	(31,007)

Deferred tax assets, net of valuation allowance	104,069	85,867

Deferred tax liabilities:
Deferred loan costs	19,918	17,878
Premises and equipment	3,454	6,206
Equipment financing leases	16,202	11,303
Purchase accounting and fair-value adjustments	2,034	8,717
Net unrealized gain on securities available for sale	—	4,662
Other	4,335	4,661

Total deferred tax liabilities	45,943	53,427

Deferred tax asset, net	$58,126	$32,440

Management believes it is more likely than not that Webster will realize its net deferred tax assets, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that any specific level of future income will be generated.

Utilizable federal net operating loss carryforwards (“NOLs”) totaling $2.1 million at December 31, 2007 (including $1.1 million for which a deferred tax asset is included in assets held for disposition) are scheduled to expire in various tax years through 2022. Connecticut NOLs totaling $694.5 million at December 31, 2007 are scheduled to expire in varying amounts during tax years 2020 through 2027. A valuation allowance has been established for the full amount of Connecticut NOLs due to uncertainties of realization.

Due to uncertainties of realization, a valuation allowance also has been established for the remaining Connecticut net deferred tax assets in addition to those from NOLs, and for substantially all Massachusetts and Rhode Island net state deferred tax assets. The state and local portions of net deferred tax liabilities in jurisdictions where such uncertainties do not exist approximated $412,000 and $48,000 at December 31, 2007 and 2006, respectively.

On January 1, 2007, Webster adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 were applied to all tax positions upon initial adoption of this standard. Tax positions must have met the more-likely-than-not recognition threshold at the effective date in order for the related tax benefits to be recognized or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

continue to be recognized. As a result of the adoption of FIN 48, Webster recognized a $1.4 million decrease in the liability for unrecognized tax benefits, which was accounted for as an addition to the January 1, 2007, balance of retained earnings.

A summary of the changes of the unrecognized tax benefits follows:

(In thousands)	Year ended December 31, 2007
Balance at January 1, 2007	$7,022
Additions as a result of tax positions taken during the current year	1,589
Additions as a result of tax positions taken during prior years	113
Reductions as a result of tax positions taken during prior years	(1,494)
Reductions relating to settlements with taxing authorities	(29)
Reductions as a result of lapse of statutes of limitations	(125)

Balance at December 31, 2007	$7,076

If recognized, $4.2 million of the $7.1 million of unrecognized tax benefits at December 31, 2007 would affect the effective tax rate.

Webster recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. During the year ended December 31, 2007, Webster recognized $1.1 million of interest and penalties, and had accrued interest and penalties related to unrecognized tax benefits of $2.2 million at December 31, 2007.

Webster has determined it is reasonably possible that its total unrecognized tax benefits could decrease by an amount in the range of $3.2 to $5.5 million by the end of 2008 as a result of potential settlements with state taxing authorities.

Webster is currently under examination by various tax authorities. Federal tax returns for all years subsequent to 2002 remain open to examination. For Webster’s principal state tax jurisdictions of Connecticut, Massachusetts, Rhode Island and New York, tax returns for years subsequent to 2001, 2002, or 2003 remain open to examination.

NOTE 10: Deposits

A summary of deposit types follows:

	December 31,
	2007			2006			2005
(In thousands)	Amount	Average rate*	% of total deposits	Amount	Average rate*	% of total deposits	Amount	Average rate*	% of total deposits
Demand	$1,538,083	—	12.5	$1,588,783	—	12.8	$1,546,096	—	13.3
NOW	1,314,899	0.48%	10.6	1,385,131	0.47%	11.1	1,412,821	0.41%	12.1
Money market	1,828,656	3.33	14.8	1,908,496	3.69	15.3	1,789,781	2.55	15.4
Savings	2,259,747	1.72	18.3	1,985,201	1.41	15.9	2,015,045	0.91	17.3
Health savings accounts	403,858	2.94	3.3	286,647	2.88	2.3	209,582	2.40	1.8
Certificates of deposit	4,772,624	4.38	38.6	4,831,478	4.41	38.8	4,092,226	3.70	35.2
Brokered deposits	236,291	4.29	1.9	472,660	4.98	3.8	565,594	4.14	4.9

Total	$12,354,158	2.72%	100.0	$12,458,396	2.80%	100.0	$11,631,145	2.03%	100.0

*Average	rate on deposits outstanding at year-end.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense on deposits is summarized as follows:

	Years ended December 31,
(In thousands)	2007	2006	2005
NOW	$6,648	$5,591	$4,251
Money market	71,966	64,617	40,792
Savings	36,078	22,592	17,495
Health savings accounts	10,898	7,364	3,687
Certificates of deposit	219,633	176,861	107,894
Brokered deposits	16,084	33,174	14,318

Total	$361,307	$310,199	$188,437

The following table represents the amount of certificates of deposit, including Treasury certificates, maturing for each of the next five years and thereafter:

(In thousands)
Maturing in the years ending December 31:
2008	$4,632,980
2009	215,702
2010	81,031
2011	54,287
2012	22,472
Thereafter	2,443

Total	$5,008,915

Certificates of deposit of $100,000 or more amounted to $1.9 billion and $2.0 billion and represented approximately 15.4% and 16.4% of total deposits at December 31, 2007 and 2006, respectively.

The following table represents the amount of certificates of deposit of $100,000 or more at December 31, 2007 maturing during the periods indicated:

(In thousands)
Maturing:
January 1, 2008 to March 31, 2008	$961,217
April 1, 2008 to June 30, 2008	433,728
July 1, 2008 to December 31, 2008	386,461
January 1, 2009 and beyond	120,691

Total	$1,902,097

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank are summarized as follows:

	December 31, 2007		December 31, 2006
(In thousands)	Total Outstanding	Callable	Total Outstanding	Callable
Fixed Rate:
2.18 % to 6.31 % due in 2007	$—	$—	$650,309	$10,000
2.67 % to 5.93 % due in 2008	613,956	67,000	188,973	67,000
4.98 % to 5.96 % due in 2009	142,616	123,000	138,000	123,000
4.16 % to 5.96 % due in 2010	235,175	135,000	35,246	35,000
6.60 % to 6.60 % due in 2011	947	—	1,191	—
5.22 % to 5.49 % due in 2013	49,000	49,000	49,000	49,000
0.00 % to 6.00 % due after 2013	2,464	—	1,293	—

	1,044,158	374,000	1,064,012	284,000
Unamortized premiums	8,310	—	12,560	—
Hedge accounting adjustments	(240)	—	(1,639)	—

Total advances	$1,052,228	$374,000	$1,074,933	$284,000

Webster Bank had additional borrowing capacity from the FHLB of approximately $1.2 billion and $1.6 billion at December 31, 2007 and 2006, respectively. Advances are secured by a blanket security agreement, which requires Webster Bank to maintain as collateral certain qualifying assets, principally mortgage loans and securities. At December 31, 2007 and 2006, investment securities were not fully utilized as collateral, and had all securities been used for collateral, Webster Bank would have had additional borrowing capacity of approximately $449.6 million and $849.0 million, respectively. At December 31, 2007 and 2006, Webster Bank was in compliance with FHLB collateral requirements.

NOTE 12: Securities Sold Under Agreements to Repurchase and Other Short-term Debt

The following table summarizes securities sold under agreements to repurchase and other short-term borrowings:

	At December 31,
(In thousands)	2007	2006
Securities sold under agreements to repurchase	$754,792	$786,374
Federal funds purchased	348,820	81,110
Treasury tax and loan	130,000	21,097
Other	9	45

	1,233,621	888,626
Unamortized premiums	5,110	7,329
Hedge accounting adjustments	(719)	(2,749)

Total	$1,238,012	$893,206

During 2007 and 2006, securities sold under agreements to repurchase (“repurchase agreements”) were also used as a primary source of borrowed funds in addition to FHLB advances. Repurchase agreements were primarily collateralized by U.S. Government agency mortgage-backed securities. The collateral for these repurchase agreements is delivered to broker/dealers. Repurchase agreements with broker/dealers are limited to primary dealers in government securities or commercial and municipal customers through Webster’s Treasury Sales desk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were $83.5 million of repurchase agreements that were structured to be callable at the option of the counterparty at December 31, 2007 and 2006. The weighted-average rates on total repurchase agreements and other borrowings were 3.90% and 4.43% at December 31, 2007 and 2006, respectively.

Information concerning repurchase agreements outstanding at December 31, 2007 is presented below:

(Dollars in thousands)	Balance	Amortized Cost of Collateral	Market Value of Collateral	Weighted- Average Rate	Weighted-Average Original Maturity
Original maturity:
Up to 30 days	$267,543	$262,775	$260,916	2.52%	3.0 Days
31 to 90 days	804	814	828	3.88	2.6 Months
Over 90 days	486,445	522,175	517,506	4.90	13.1 Months

Totals	$754,792	$785,764	$779,250	4.06%	8.5 Months

The following table sets forth certain information concerning short-term repurchase agreements (with original maturities of one year or less) at the dates and for the years indicated:

	At and for the years ended December 31,
(Dollars in thousands)	2007	2006	2005
Average amount outstanding during the period	$283,478	$345,832	$537,151
Amount outstanding at end of period	268,766	300,348	401,137
Highest month end balance during period	316,683	437,090	592,216
Weighted-average interest rate at end of period	2.53%	3.46%	3.16%
Weighted-average interest rate during the period	3.11	3.38	2.53

NOTE 13: Long-Term Debt

Long-term debt consists of the following:

	At December 31,
(In thousands)	2007	2006
Subordinated notes (due January 2013)	$200,000	$200,000
Senior notes (due April 2014)	150,000	150,000
Senior notes (due November 2007)	—	25,200
Junior subordinated debt to related capital trusts (due 2027-2037):
Webster Capital Trust I	—	103,093
Webster Capital Trust II	—	51,547
Webster Capital Trust IV	200,010	—
Webster Statutory Trust I	77,320	77,320
People’s Bancshares Capital Trust II	10,309	10,309
Eastern Wisconsin Bancshares Capital Trust I	—	2,070
Eastern Wisconsin Bancshares Capital Trust II	2,070	2,070
NewMil Statutory Trust I	10,310	10,310

	650,019	631,919
Unamortized premiums, net	326	1,340
Hedge accounting adjustments	298	(11,323)

Total long-term debt	$650,643	$621,936

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2003, Webster Bank completed an offering of $200.0 million of subordinated notes that bear an interest rate of 5.875% and mature on January 15, 2013. The notes were rated investment grade by the major rating agencies and supplement existing regulatory capital. A futures derivative contract was entered into to hedge the forecasted in anticipation of the debt issuance. The hedge qualified as a cash flow hedge under of SFAS 133. A gain of $1.7 million realized on the termination of the futures contract was deferred and added to the carrying value of the subordinated notes and is being amortized and recorded to interest over the life of the notes. Approximately $168,000 of the gain will be reclassified into earnings in 2008.

In April 2004, Webster completed an offering of $150.0 million of senior notes which are not redeemable prior to their maturity on April 15, 2014, have an interest rate of 5.125% and were priced to yield 5.187%. Net proceeds from this offering were used to partially fund the $184.0 million cash portion of the purchase price of the acquisition of FIRSTFED AMERICA BANCORP, INC. (“FIRSTFED”).

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

In February 2005, with the acquisition of HSA Bank, Webster assumed junior subordinated debt (Eastern Wisconsin Bancshares Capital Trust I & II) of $4.1 million and $2.07 million, respectively. Eastern Wisconsin Bancshares Capital Trust II (“EWB Capital Trust II”) has a coupon rate of 7.4% and matures in November 2033.

In October 2006, with the acquisition of NewMil Bancorp, Webster assumed junior subordinated debt (NewMil Statutory Trust I) of $10.3 million. NewMil Statutory Trust has a coupon rate of 6.4% and matures in March 2033.

On April 2, 2007 Webster prepaid $105.0 million of its Webster Capital Trust I (“Trust I”) and Webster Capital Trust II (“Trust II”) securities at call prices of 104.68% and 105.0%, respectively, plus accrued and unpaid interest. The sole assets of Trust I and Trust II were $103.1 million or 9.36% junior subordinated deferrable interest debentures and $51.5 million of 10.0% subordinated debentures, respectively. Webster recorded a net pretax charge to income in the second quarter of 2007 of $6.8 million ($8.9 million related to the redemption premiums and unamortized issuance costs, partially offset by a $2.1 million gain on Trust I and II securities held by Webster).

On June 20, 2007, Webster and Webster Capital Trust IV, a statutory trust organized under Delaware law pursuant to a trust agreement dated as of February 6, 2004 (“Trust IV”), completed the sale of $200 million of Trust IV’s 7.65% Fixed to Floating Rate Trust Preferred Securities (the “Trust Securities”). The Trust Securities were issued at a discount of approximately $656,000, which will be amortized into interest expense over the life of the Trust Securities. The proceeds from the sale of the Trust Securities were used to purchase $200,010,000 aggregate principal amount of Webster’s 7.65% Fixed to Floating Rate Junior Subordinated Notes (the “Junior Subordinated Notes”). The Trust Securities are guaranteed on a subordinated basis by Webster pursuant to a Guarantee Agreement (the “Guarantee”), between Webster and The Bank of New York, as Guarantee Trustee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 15, 2007, Webster terminated an interest rate swap entered to hedge the forecasted issuance of the Trust Securities which qualified for cash flow hedge accounting in accordance with SFAS 133. The $2.7 million termination gain was deferred and is being amortized from accumulated other comprehensive income and recorded to interest expense over ten years, which represents the fixed rate term of the Junior Subordinated Notes. The effect of this transaction reduces the net cost of the Trust Securities to 7.5% through June 15, 2017. Approximately $265,000 of the gain will be reclassified into earnings in 2008.

On June 20, 2007, in connection with the closing of the Trust Securities offering, the Company entered into a Replacement Capital Covenant (the “RCC”), whereby the Company agreed for the benefit of certain of its debt holders named therein that it would not cause the redemption or repurchase of the Trust Securities or the Junior Subordinated Notes during the time period specified in the RCC unless such repurchases or redemptions are made from the proceeds of the issuance of certain qualified securities and pursuant to the other terms and conditions set forth in the RCC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14: Shareholders’ Equity

A total of 4,416,271 shares of common stock were repurchased during 2007 at an average cost of $40.41 per common share. Of the shares repurchased, 4,389,702 shares were repurchased as part of Webster’s share repurchase programs and the remaining 26,569 shares were repurchased for acquisition and other corporate purposes. A total of 1,347,929 shares of common stock were repurchased during 2006 at an average cost of $46.86 per common share. Of the shares repurchased, 1,296,394 shares were repurchased as part of Webster’s share repurchase programs and the remaining 51,535 shares were repurchased for acquisition and other corporate purposes.

The following table summarizes Webster’s share repurchase activity for the years ended December 31, 2006 and 2007:

	Share Repurchase Programs
	July 2003	June 2007	Sept. 2007	Total
Shares available to be repurchased as of January 1, 2006	2,297,296	—	—	2,297,296
Shares repurchased during the year ended December 31, 2006	(1,296,394)	—	—	(1,296,394)

Shares available to be repurchased as of January 1, 2007	1,000,902	—	—	1,000,902
Shares authorized to be repurchased under the June 2007 program	—	2,800,000	—	2,800,000
Shares authorized to be repurchased under the September 2007 program	—	—	2,700,000	2,700,000
Shares repurchased during the year ended December 31, 2007	(1,000,902)	(2,800,000)	(588,800)	(4,389,702)

Shares available to be repurchased as of December 31, 2007	—	—	2,111,200	2,111,200

Accumulated other comprehensive loss is comprised of the following components:

	At December 31,
(In thousands)	2007	2006
Unrealized (loss) gain on available for sale securities, net of tax	$(12,344)	$7,211
Unrealized loss upon transfer of available for sale securities to held to maturity, net of tax and amortization	(1,388)	(1,852)
Pension and other postretirement benefit plans, net of tax:
Net actuarial loss	(5,135)	(9,674)
Prior service cost	(388)	(31)
Deferred gain on hedge accounting transactions	3,359	1,022

Total	$(15,896)	$(3,324)

Retained earnings at both December 31, 2007 and 2006 included $58.0 million of certain “thrift bad debt” reserves established before 1988. For federal income tax purposes, Webster Bank deducted those reserves (including those deducted by certain thrift institutions later acquired by Webster) which are subject to recapture in certain circumstances, including: (i) distributions by Webster Bank in excess of certain earnings and profits; (ii) redemption of Webster Bank’s stock; or (iii) liquidation. Because Webster does not expect those events to occur, no federal income tax liability has been provided for the reserves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: Regulatory Matters

Capital guidelines issued by the Federal Reserve Board (“FRB”) and the OCC require Webster Financial Corporation and Webster Bank to maintain certain regulatory capital minimum ratios, as set forth below.

	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2007
Webster Financial Corporation
Total risk-based capital	$1,665,578	11.4%	$1,169,375	8.0%	$1,461,719	10.0%
Tier 1 capital	1,282,680	8.8	584,687	4.0	877,031	6.0
Tier 1 leverage capital ratio	1,282,680	8.0	645,295	4.0	806,619	5.0
Webster Bank, N.A.
Total risk-based capital	$1,596,068	11.1%	$1,154,343	8.0%	$1,442,929	10.0%
Tier 1 capital	1,215,246	8.4	577,172	4.0	865,757	6.0
Tier 1 leverage capital ratio	1,215,246	7.6	637,486	4.0	796,858	5.0

At December 31, 2006
Webster Financial Corporation
Total risk-based capital	$1,623,014	11.4%	$1,135,305	8.0%	$1,419,132	10.0%
Tier 1 capital	1,264,256	8.9	567,653	4.0	851,479	6.0
Tier 1 leverage capital ratio	1,264,256	7.4	681,379	4.0	851,724	5.0
Webster Bank, N.A.
Total risk-based capital	$1,575,200	11.3%	$1,119,939	8.0%	$1,399,924	10.0%
Tier 1 capital	1,220,205	8.7	559,970	4.0	839,954	6.0
Tier 1 leverage capital ratio	1,220,205	7.2	673,692	4.0	842,115	5.0

At December 31, 2007 and 2006, Webster Financial Corporation and Webster Bank exceeded their regulatory capital requirements and were deemed to be “well capitalized” under the regulations of the FRB and the OCC, respectively, and in compliance with the applicable capital requirements.

A primary source of liquidity for Webster Financial Corporation is dividend payments from Webster Bank. Webster Bank’s ability to make dividend payments to Webster is governed by OCC regulations. Without specific OCC approval, and subject to Webster Bank meeting applicable regulatory capital requirements before and after payment of dividends, the total of all dividends declared by Webster Bank is limited to net profits for the current year to date as of the declaration date plus net retained profits from the preceding two years less dividends declared in such years. At December 31, 2007, Webster Bank had no dividend paying capacity to pay dividends to Webster. In addition, the OCC has the discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: Earnings Per Common Share

The following is the computation of basic and diluted earnings per share (“EPS”):

	Years ended December 31,
(In thousands)	2007	2006	2005
Income from continuing operations	$110,696	$133,680	$182,532
(Loss) income from discontinued operations	(13,923)	110	2,661

Net income	$96,773	$133,790	$185,193

Weighted average common shares outstanding—basic	54,469	53,435	53,577
Dilutive effect of stock-based compensation	527	630	659

Weighted average common and common equivalent shares—diluted	54,996	54,065	54,236

Basic EPS:
Income from continuing operations	$2.03	$2.50	$3.41
(Loss) income from discontinued operations	(0.25)	—	0.05

Net income	$1.78	$2.50	$3.46

Diluted EPS:
Income from continuing operations	$2.01	$2.47	$3.37
(Loss) income from discontinued operations	(0.25)	—	0.05

Net income	$1.76	$2.47	$3.42

At December 31, 2007, 2006 and 2005, options to purchase 1,198,480, 666,995, and 600,136 shares of common stock at exercise prices ranging from $43.26 to $51.31; $47.60 to $51.31; and $46.45 to $51.31; respectively, were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of Webster’s common stock for the respective periods.

NOTE 17: Other Comprehensive Income (Loss)

The following table summarizes the components of other comprehensive income (loss):

Year Ended December 31, 2007 (In thousands)	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
Deferred gain on derivatives sold	$4,069	$(1,424)	$2,645
Net unrealized loss on securities available for sale	(31,007)	11,452	(19,555)
Amortization of deferred hedging gain	(474)	166	(308)
Amortization of unrealized loss on securities transferred to held to maturity	714	(250)	464
Net actuarial loss and prior service cost for pension and other postretirement benefits	6,434	(2,252)	4,182

Total other comprehensive loss	$(20,264)	$7,692	$(12,572)

Year Ended December 31, 2006 (In thousands)	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
Net unrealized gain on securities available for sale	$4,042	$(1,415)	$2,627
Decrease in net unrealized loss on securities available for sale due to write-down to fair value	47,899	(16,765)	31,134
Amortization of deferred hedging gain	(258)	90	(168)
Amortization of unrealized loss on securities transferred to held to maturity	1,025	(359)	666

Total other comprehensive income	$52,708	$(18,449)	$34,259

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2005 (In thousands)	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
Net unrealized (loss) gain on securities available for sale	$(33,925)	$11,873	$(22,052)
Loss on write-down of securities available for sale included in net income	(3,134)	1,097	(2,037)
Amortization of deferred hedging gain	(258)	90	(168)
Amortization of unrealized loss on securities transferred to held to maturity	1,416	(496)	920

Total other comprehensive loss	$(35,901)	$12,564	$(23,337)

NOTE 18: Derivative Financial Instruments

At December 31, 2007, Webster had outstanding interest rate swaps with a total notional amount of $552.5 million that are designated as hedges of FHLB advances, repurchase agreements and other long-term debt (subordinated notes and senior notes). The swaps effectively convert the debt from fixed rate to floating rate and qualify for fair value hedge accounting under SFAS No. 133. Of the total interest-rate swaps, $202.5 million mature in 2008, $200.0 million in 2013 and $150.0 million in 2014 with an equal amount of the hedged debt maturing on the same dates. At December 31, 2006, there were outstanding interest rate swaps with a notional amount of $752.5 million. There was no hedge ineffectiveness recognized in the Consolidated Statements of Income for 2007, 2006 and 2005.

Webster transacts certain derivative products with its customer base, primarily interest rate swaps. These customer derivatives are offset with matching derivatives with other counterparties in order to minimize risk. Exposure with respect to these derivatives is largely limited to nonperformance by either the customer or the other counterparty. The notional amount of customer derivatives and the related counterparty derivatives each totaled $330.4 million at December 31, 2007 and $274.5 million at December 31, 2006. The customer derivatives and the related counterparty derivatives are marked to market and any difference is reflected in non-interest income.

Summarized below are the fair values and notional amounts of derivatives at December 31:

	2007			2006
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
(In thousands)		Gain	(Loss)		Gain	(Loss)
Asset and liability management positions
Interest rate swaps:
Receive fixed/pay floating	$552,526	$—	$(661)	$752,526	$—	$(15,711)
Customer related positions
Interest rate swaps:
Receive fixed/pay floating	(304,136)	7,677	(617)	(221,913)	1,406	(2,774)
Receive floating/pay fixed	304,105	21	(5,073)	221,908	3,286	(383)

Total interest rate swaps position		7,698	(5,690)		4,692	(3,157)

Counterparty offset		—	56		—	24

Total interest rate swaps position, net		$7,698	$(5,634)		$4,692	$(3,133)

Interest rate caps:
Written options	$(26,267)	$—	$(56)	$(52,615)	$—	$(92)
Purchased options	26,267	56	—	52,615	92	—

Total interest rate cap position		56	(56)		92	(92)

Counterparty offset		(56)	—		(24)	—

Total interest rate cap position, net		—	(56)		68	(92)

Total customer related positions		7,698	(5,690)		4,760	(3,225)

Total derivative positions		$7,698	$(6,351)		$4,760	$(18,936)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain other derivative instruments, primarily forward commitments for sales of MBSs, are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding a single-family residential mortgage loan, an interest-rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster Bank is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBSs, are established. At December 31, 2007, outstanding interest-rate locked commitments totaled approximately $145.8 million and the residential mortgage held for sale portfolio totaled $221.6 million. Forward sales, which include mandatory forward commitments of approximately $289.7 million and best efforts forward commitments of approximately $20.2 million at December 31, 2007, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. Webster Bank will still have certain execution risk, that is, risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell. These derivatives were recorded at fair value on the Company’s Consolidated Statement of Condition, with changes in fair value recorded as non-interest income in the Company’s Consolidated Statement of Income.

NOTE 19: Summary of Estimated Fair Values of Financial Instruments

A summary of estimated fair values of significant financial instruments consisted of the following at December 31:

	2007		2006
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from depository institutions	$306,654	$306,654	$311,888	$311,888
Short-term investments	5,112	5,112	175,648	175,648
Securities	2,859,893	2,847,232	1,962,002	1,942,572
Loans held for sale	221,568	221,568	354,798	354,798
Loans, net	12,287,857	12,434,983	12,775,772	12,741,428
Mortgage servicing rights	6,075	11,079	6,218	11,349
Derivative instruments	7,698	7,698	4,760	4,760
Liabilities:
Deposits other than time deposits	$7,345,243	$6,775,891	$7,154,258	$7,154,258
Time deposits	5,008,915	5,018,565	5,304,138	5,289,789
Securities sold under agreements to repurchase and other short-term debt	1,238,012	1,245,996	893,206	893,757
FHLB advances and other long-term debt	1,702,871	1,687,687	1,696,869	1,728,834
Preferred stock of subsidiary corporation	9,577	8,483	9,577	10,201
Derivative instruments	6,351	6,351	18,936	18,936

An Asset/Liability simulation model is used to estimate the fair value of certain assets and liabilities. Fair value is estimated by discounting the average expected cash flows over multiple interest rate paths. An arbitrage-free trinomial lattice term structure model generates the interest rate paths. The month-end LIBOR/Swap yield curve and swap option volatilities are used as the input for deriving forward rates for future months. Cash flows for all instruments are created for each rate path using product specific behavioral models and account specific system data. Discount rates are matched with the time period of the expected cash flow. The Asset/Liability simulation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

software is enhanced with a mortgage prepayment model and a Collateralized Mortgage Obligation database. Instruments with explicit options (i.e., caps, floors, puts and calls) and implicit options (i.e., prepayment and early withdrawal ability) require such a rate and cash flow modeling approach to more accurately estimate fair value. A spread is added to the discount rates to reflect credit and option risks embedded in each instrument. Spreads and prices are calibrated to observable market instruments when available or to estimates based on industry standards.

The carrying amounts for short-term investments and deposits other than time deposits approximate fair value since they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of securities (see Note 3) is estimated based on prices or quotations received from third parties or pricing services. The fair value of derivative instruments was based on the amount Webster could receive or pay to terminate the agreements. FHLB and FRB stock, which is included in securities in the preceding table has no active market and is required to be held by member banks. The estimated fair value of FHLB and FRB stock equals the carrying amount. In estimating the fair value of loans and time deposits, approximately 200 distinct types of products are separately valued and consolidated for purposes of the table above. Whenever possible, observable market prices for similar loans or deposits are used as benchmarks to calibrate Webster’s portfolios.

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

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, Webster has deposit services and trust and investment management operations that contribute non-interest income annually. These operations are not considered financial instruments and their value has not been incorporated into the fair value estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimate of fair value.

NOTE 20: Pension and Other Benefits

Webster provides an employee investment savings plan governed by section 401(k) of the Internal Revenue Code (“the Code”). Effective September 1, 2004, Webster matches 100% of the first 2% and 50% of the next 6% of the employee’s pretax contribution based on annual compensation. The employer match was adjusted in 2004 in conjunction with revisions to the pension benefit formula. Non-interest expense included $7.5 million in 2007, $6.9 million in 2006 and $7.0 million in 2005 for employer matching contributions to the plan. In December 2006, Webster announced that an enhanced 401(k) retirement savings plan for all employees will be implemented effective January 1, 2008.

A qualified Employee Stock Purchase Plan (“ESPP”), governed by section 423 of the Code, provides eligible employees the opportunity to invest up to 10% of their after-tax base compensation up to a maximum threshold of $25,000 to purchase Webster common stock at a discounted price. Participants in the ESPP through December 31, 2004 were able to purchase Webster common stock at 85% of the lower of the market price on the first or last trading day of each offering period. Beginning January 1, 2005, the price to ESPP participants is 85%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the market price on the last trading day of the period. During 2007, 2006 and 2005, shares purchased totaled 56,167, 50,114 and 51,572, respectively. At December 31, 2007, there were 417,953 shares available for future purchase under the ESPP. For the years ended December 31, 2007, 2006 and 2005, charges to non-interest expense related to the ESPP totaled $383,000, $413,000 and $350,000, respectively.

Webster employees may vote their shares of Webster common stock that is held in the Company’s sponsored stock-based plans except for unearned shares of restricted stock awards.

A defined benefit noncontributory pension plan was maintained through December 31, 2007 for employees who met certain minimum service and age requirements. Pension plan benefits are based upon earnings of covered employees during the period of credited service. A supplemental retirement plan was also maintained through December 31, 2007 for the benefit of certain employees who are at the executive vice president level or above. The supplemental retirement plan provides eligible participants with additional pension benefits and 401(k) contributions. Webster also provides postretirement healthcare benefits to certain retired employees (referred to as “other benefits” below).

The Webster Bank Pension Plan was frozen as of December 31, 2007. The supplemental pension plan was also frozen as of December 31, 2007 and employees that were hired after January 1, 2007 will not receive qualified or supplemental retirement income under the plan. All other employees will accrue no additional qualified or supplemental retirement income under the plan on or after January 1, 2008, and the amount of their qualified and supplemental retirement income will not exceed the amount of their qualified and supplemental retirement income determined as of the close of business December 31, 2007. As a result of freezing these plans, a curtailment was recognized that reduced the benefit obligations at December 31, 2006 by $11.6 million and resulted in a fourth quarter 2006 benefit of $0.4 million in net periodic benefit cost.

As a result of the FIRSTFED acquisition in May 2004, Webster assumed the obligations of the FIRSTFED pension plan. During 2006, a decision was made that the FIRSTFED plan will not be merged into the Webster Bank Pension Plan, but instead will continue to be included in the multi-employer plan administered by Pentegra (the “Fund”). The Fund does not segregate the assets or liabilities of its participating employers in the on-going administration of this plan and accordingly, disclosure of FIRSTFED accumulated vested and nonvested benefits is not possible. According to the Fund’s administrators, as of July 1, 2007, the date of the latest actuarial valuation, the FIRSTFED pension plan was under funded by $3.1 million. Webster made $2.5 million and $1.9 million in contributions in 2007 and 2006, respectively, and is scheduled to make $0.9 million in contributions prior to June 30, 2008.

In conjunction with the acquisition of NewMil Bancorp, Inc. (“NewMil”) in October 2006, Webster assumed the obligations of the New Milford Savings Bank Defined Benefit Pension Plan. On July 31, 2007, the New Milford Savings Bank Defined Benefit Pension Plan was merged into the Webster Bank Pension Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A December 31 measurement date is used for the pension, supplemental pension and postretirement benefit plans. The following table sets forth changes in benefit obligation, changes in plan assets and the funded status of the pension plans and other postretirement benefit plans at December 31:

	Pension Benefits		Other Benefits
(In thousands)	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$112,368	$105,218	$4,548	$4,614
Service cost	7,259	8,411	—	—
Interest cost	6,738	6,117	258	256
Actuarial (gain) loss	(7,859)	(172)	99	(83)
Acquisition of NewMil Bancorp	—	6,461	—	—
Benefits paid and administrative expenses	(3,821)	(2,050)	(315)	(239)
Curtailments	—	(11,617)	—	—

Benefit obligation at end of year	114,685	112,368	4,590	4,548

Change in plan assets:
Plan assets at fair value at beginning of year	112,993	90,743	—	—
Actual return on plan assets	7,435	8,896	—	—
Acquisition of NewMil Bancorp	—	8,375	—	—
Employer contributions	66	7,029	315	239
Benefits paid and administrative expenses	(3,821)	(2,050)	(315)	(239)

Plan assets at fair value at end of year	116,673	112,993	—	—

Funded status at end of year	$1,988	$625	$(4,590)	$(4,548)

The pension plan held no shares of Webster common stock at December 31, 2007 and 97,000 shares of Webster common stock at December 31, 2006 with a market value of $4.7 million.

The components of accumulated other comprehensive loss related to pensions and other postretirement benefits, on a pre-tax basis, at December 31, 2007 and 2006 are summarized below. Webster expects that no net actuarial loss and $73,000 in prior service cost will be recognized as components of net periodic benefit cost in 2008.

	2007		2006
(In thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Net actuarial loss	$7,659	$239	$14,214	$669
Prior service cost	—	596	(93)	140

Total pre-tax amounts recognized in accumulated other comprehensive loss	$7,659	$835	$14,121	$809

The funded status of the pension and other postretirement benefit plans has been recognized as follows in the Consolidated Statements of Condition at December 31, 2007 and 2006. An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan.

	2007		2006
(In thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Prepaid expenses and other assets	$9,396	$—	$7,773	$—
Accrued expenses and other liabilities	(7,408)	(4,590)	(7,148)	(4,548)

Funded status	$1,988	$(4,590)	$625	$(4,548)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The projected benefit obligation for all pension plans was $114.7 million and $112.4 million at December 31, 2007 and 2006, respectively. The fair value of plan assets exceeds the accumulated benefit obligation in all of Webster’s pension plans, except for the supplemental retirement plan. Information concerning the supplemental plan is presented below:

	At December 31,
(In thousands)	2007	2006
Projected benefit obligation	$7,408	$7,147
Accumulated benefit obligation	7,408	6,388
Fair value of plan assets	—	—

Expected future benefit payments for the pension plans and other postretirement benefit plans are presented below:

(In thousands)	Pension Benefits	Other Benefits
2008	$4,110	$438
2009	3,571	443
2010	4,169	444
2011	4,547	442
2012	5,970	434
2013-2016	34,559	1,994

Net periodic benefit cost recognized in net income and changes in funded status recognized in other comprehensive income (loss) for the years ended December 31 included the following components:

	Pension Benefits			Other Benefits
(In thousands)	2007	2006	2005	2007	2006	2005
Net Periodic Benefit Cost Recognized in Net Income:
Service cost (benefits earned during the period)	$7,259	$8,411	$7,845	$—	$—	$—
Interest cost on benefit obligations	6,738	6,117	5,558	258	256	252
Expected return on plan assets	(9,265)	(7,455)	(6,879)	—	—	—
Amortization of prior service cost	170	150	161	73	73	73
Recognized net loss	263	1,749	1,187	—	8	—
Curtailment gain	—	(354)	—	—	—	—

Net periodic benefit cost recognized in net income	5,165	8,618	7,872	331	337	325

Changes in Funded Status Recognized in Other Comprehensive Income:
Net loss (gain)	(6,029)	—	—	99	—	—
Amortization of prior service cost	(170)	—	—	(73)	—	—
Amortization of net (loss) gain	(263)	—	—	—	—	—

Total (gain) loss recognized in other comprehensive income (loss)	(6,462)	—	—	26	—	—

Total recognized in total comprehensive income (loss)	$(1,297)	$8,618	$7,872	$357	$337	$325

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the fair value of the pension plan’s assets at the December 31 measurement date is shown in the following table:

	2007	2006
Assets Category:
Cash/Cash Equivalents	2%	5%
Fixed Income Investments	35	33
Equity Investments	63	62

Total	100%	100%

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

The investment policy guidelines in effect as of December 31, 2007 and 2006, on average, over a complete market cycle, set the following asset allocation ranges:

Target Asset Allocations:
Cash/Cash Equivalents	0% - 2%
Fixed Income Investments	30% - 50%
Equity Investments	50% - 70%

The basis for Webster’s 2007 assumption for the expected long-term rate of return on assets is as follows:

Asset Category	Percent of Portfolio	Expected Return
U.S. Bonds	40%	5%
Large Cap Equity	40	10
Mid Cap Stocks	3	12
Small Cap Equity	4	12
International Equity	13	12

On this basis, a reasonable range for the long-term return on assets assumption would be 8% to 9%. Webster selected 8.25% for 2007. The above assumes a long-term inflation rate of 3%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Discount rate	6.40%	5.90%	6.00%	5.66%
Rate of compensation increase	n/a	4.00	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	5.90%	5.75%	6.00%	5.66%	5.75%	6.00%
Expected long-term return on assets	8.25	8.25	8.25	n/a	n/a	n/a
Rate of compensation increase	4.00	4.00	4.00	n/a	n/a	n/a

The assumed healthcare cost-trend rate is 8.0% for 2007 and 2008, declining 1.0% each year until 2011 when the rate will be 5.0%. An increase of 1.0% in the assumed healthcare cost trend rate for 2007 would have increased the net periodic postretirement benefit cost by $16,000 and increased the accumulated benefit obligation by $297,000.

NOTE 21: Stock-Based Compensation Plans

Webster has a share-based compensation plan (the “Plan”) that covers employees and directors, and a Director Retainer Fees Plan for non-employee directors (collectively, the “Plans”). The compensation cost that has been included in compensation and benefits expense for the Plans totaled $8.7 million, $8.2 million and $8.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. These respective totals consist of (1) stock option expense of $3.5 million, $4.4 million and $6.3 million and (2) restricted stock expense of $5.2 million, $3.8 million and $2.3 million. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $2.9 million, $2.7 million and $2.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Plans, which are shareholder-approved, permit the grant of incentive and non-qualified stock options, restricted stock and stock appreciation rights (“SARS”) to employees and directors for up to 8.3 million shares of common stock. As of December 31, 2007, the Plan had 2,149,053 common shares available for future grants. Webster believes that such awards better align the interests of its employees with those of its shareholders. Option awards are granted with an exercise price equal to the market price of Webster’s stock at the date of grant and vest over periods ranging from three to four years. These options grant the holder the right to acquire a share of Webster common stock for each option held and have a contractual life of ten years. At December 31, 2007, total options outstanding included 2,796,542 non-qualified and 480,318 incentive stock options. No SARS have been granted through December 31, 2007.

During the years ended December 31, 2007, 2006 and 2005, respectively, there were 52,228, 39,246 and 46,891 restricted stock awards granted to senior management, which vest based on service over a period ranging from one to five years. The Plan limits at 100,000 shares the number of restricted stock shares that may be granted to an eligible individual in a calendar year. The Plan also permits performance-based restricted stock awards. These performance-based awards vest after three years in a range from zero to 200% of the target number of shares under the grant, dependent upon Webster’s ranking for total shareholder return versus a blended peer group of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

companies in the S&P Midcap 400 Financial Services Subset index and the KBW 50 index. In 2007, performance based awards were granted that are tracked against the KRX index. This blend of companies was chosen because it represents the mix of size and type of financial institutions that best compare with Webster. During the year ended December 31, 2007, there were 50,149 shares of performance-based restricted stock awards granted.

The Director Retainer Fees Plan provides non-employee directors with restricted shares for a portion of their annual retainer for services rendered as directors. During the years ended December 31, 2007, 2006 and 2005, respectively, there were 4,176, 4,806 and 4,420 shares granted to directors with a vesting schedule of one year. The grant-date fair value of restricted share awards to directors and management under the Plans is amortized to non-interest expense over the service vesting period and such expense is reflected in compensation and benefits expense.

As discussed in Note 1(p), on January 1, 2006, Webster adopted the provisions of SFAS No. 123 (R), which requires compensation cost relating to share-based payment transactions to be recognized in the financial statements, based upon the grant-date fair value of the instruments issued. SFAS No. 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted stock plans, performance-based awards, share appreciation rights and employee stock purchase plans. SFAS No. 123 (R) replaces SFAS No. 123, which established as preferable a fair value based method of accounting for share-based compensation with employees. Since Webster adopted the provisions of SFAS No. 123, effective January 1, 2002, the adoption of SFAS No. 123 (R) as of January 1, 2006 did not have a material impact on Webster’s Consolidated Financial Statements.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option-Pricing Model. The weighted-average assumptions used for options granted during the years ended December 31, 2007, 2006 and 2005 are listed in the following table. Webster uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

	Weighted Average Assumptions
	2007	2006	2005
Expected term (years)	6.3	6.2	6.5
Expected dividend yield	2.91%	2.33%	2.16%
Expected volatility	21.32	23.75	28.59
Expected forfeiture rate	5.00	5.00	5.00
Risk-free interest rate	3.74	4.55	4.32

Fair value of options granted	$6.81	$11.95	$13.44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of options under the Plans as of December 31, 2007, and activity during the year then ended, is presented below:

		2007
	Shares	Weighted-Average Exercise Price
Options outstanding at beginning of year	3,286,513	$36.38
Options granted	408,499	33.77
Options exercised	292,536	28.69
Options expired	125,616	46.12

Options outstanding at end of year	3,276,860	$36.37

Options exercisable at end of year	2,544,648	$35.27

Options expected to vest as of the end of the year	680,642	$40.65

The following table summarizes information about options outstanding and options exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
$10.01 - 15.00	9,171	1.98	$12.08	9,171	1.98	$12.08
15.01 - 20.00	10,802	2.92	17.03	10,802	2.92	17.03
20.01 - 25.00	565,982	2.60	23.08	565,982	2.60	23.08
25.01 - 30.00	269,783	3.22	29.17	269,783	3.22	29.17
30.01 - 35.00	1,100,871	4.75	33.28	747,312	2.31	33.87
35.01 - 40.00	122,401	4.24	37.54	122,401	4.24	37.54
40.01 - 45.00	127,620	7.32	43.83	87,213	6.93	43.87
45.01 - 50.00	1,067,830	7.07	47.77	730,034	6.47	47.52
50.01 - 51.31	2,400	4.68	51.14	1,950	4.32	51.10

	3,276,860	5.08	$36.37	2,544,648	3.92	$35.27

The aggregate intrinsic values, which fluctuate based on changes in the fair market value of Webster’s stock, were $6.2 million for all outstanding stock options and $6.2 million for exercisable stock options at December 31, 2007. For options expected to vest as of December 31, 2007 there was no aggregate intrinsic value based on a closing stock price of $31.97 on December 31, 2007. The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between Webster’s closing stock price on the last trading day of 2007 and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2007.

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $4.2 million, $5.8 million and $12.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes Webster’s restricted stock activity for the year ended December 31, 2007:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at beginning of year	365,053	$47.15
Granted	217,893	34.19
Vested	50,123	43.94
Forfeited	38,670	47.61

Restricted stock at end of year	494,153	$41.72

The fair value of restricted shares that vested during the years ended December 31, 2007, 2006 and 2005 was $2.0 million, $2.2 million and $2.6 million, respectively.

As of December 31, 2007, there was $17.4 million of total unrecognized compensation cost related to nonvested share-based compensation granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Shares for the exercise of stock options are expected to come from the Company’s treasury shares or authorized and unissued shares.

NOTE 22: Business Segments

Webster has three primary business segments for purposes of reporting segment results. These segments are Commercial Banking, Retail Banking and Consumer Finance. Commercial Banking includes middle market, asset-based lending and commercial real estate. Retail Banking includes retail banking, business and professional banking and investment services. Included in Consumer Finance is residential mortgage, consumer lending and mortgage banking activities. The balance of Webster’s activity is reflected in Other which includes the Company’s Treasury unit, equipment financing, investment planning, insurance premium financing, government finance and HSA Bank. The reconciling amounts include the results of discontinued operations and the amounts required to reconcile profitability metrics to GAAP reported amounts. The methodologies and organizational hierarchies that define the business segments are periodically reviewed and revised. During 2007, Webster modified certain of its segment disclosures to reflect organizational and structural changes that were implemented in the fourth quarter of 2007. These financial disclosure modifications are reflected in this Annual Report and the financial information for the prior periods has been revised to reflect the changes as if they had been in effect throughout all periods reported.

Webster uses an internal profitability reporting system to generate information by operating segment, which is based on a series of management estimates and allocations regarding funds transfer pricing, the provision for loan losses, non-interest expense and income taxes. These estimates and allocations, certain of which are subjective in nature, are continually being reviewed and refined. Changes in estimates and allocations that affect the reported results of any operating segment do not affect the consolidated financial position or results of operations of Webster’s as a whole.

The Company uses a matched maturity funding concept, also known as coterminous funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the “Other” business segment. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” basically considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rates for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used” and deposits are assigned an FTP rate for funds “provided”. From a governance perspective, this process is executed by the Company’s Financial Planning and Analysis division and the process is overseen by the Company’s Asset-Liability Committee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2007 and 2006 the combined amount of net interest income of the three reportable segments plus the “Other” segment, as determined using the FTP methodology described above, exceeded the amount presented in the consolidated financial statements primarily due to loan balances in the segments being higher than deposit balances (Loan to Deposit Ratio above 100%). The FTP allocation process effectively creates a balanced statement of condition for the segments, with the offsetting entries reflected in “other reconciling items”.

The Company allocates the provision for credit losses (“PCL”) based upon expected loss (“EL”). EL differs from the PCL in that EL is a management tool based on the expected loss over the expected life cycle of a financial instrument, whereas the PCL is determined in accordance with accounting principles generally accepted in the U.S. (the PCL is the amount necessary to maintain the allowance for loan losses at a level reflecting the probable credit losses inherent in the loan portfolio at a point in time). EL is estimated using assumptions for exposure, probability of default (“PD”) and loss given default (“LGD”) for various credit products, risk ratings, collateral and industries. Exposure is the sum of the outstanding balance plus assumptions regarding additional potential draw-downs based on outstanding commitments. EL is calculated on an instrument level basis using assumptions which are reviewed on an annual basis. The EL for an individual loan is calculated by multiplying the principal loan exposure by the PD and LGD percentages. The difference between the sum of the provisions for each line of business determined using the expected loss methodology and the consolidated provision is included in “other reconciling items”.

Webster allocates a majority of non-interest expenses to each business segment using a full-absorption costing process. Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate business segment and corporate overhead costs are allocated to the business segments. Income tax expense is allocated to each business segment based on the effective income tax rate for the period shown.

The Chief Operating Decision Maker (“CODM”) uses full profitability measurement reports which are prepared for each operating segment, and includes EL and FTP. The difference between these report based measures (EL, funds transfer pricing) are reconciled to GAAP values in the Other column. These segment results are used as a basis for determining operating segment incentives, capital allocations, and product changes. The reports are reviewed on a monthly and quarterly basis and compare actual to planned results on a direct contribution basis, which is pretax. The operating segments that are generating revenue and revenue opportunities that exceed costs required to generate business and leverage fixed costs are allocated additional resources. The CODM typically has reduced resources to segments that are underperforming.

The following table presents the operating results and total assets for Webster’s reportable segments.

Year Ended December 31, 2007
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Total Reportable Segments	Other	Reconciling Amounts	Consolidated Total
Net interest income	$109,381	$258,586	$122,751	$490,718	$40,835	$(23,361)	$508,192
Provision for credit losses	22,091	9,572	5,425	37,088	5,322	25,340	67,750

Net interest income after provision	87,290	249,014	117,326	453,630	35,513	(48,701)	440,442
Non-interest income	20,766	122,805	19,735	163,306	38,020	986	202,312
Non-interest expense	54,363	273,504	75,634	403,501	50,840	29,629	483,970

Income (loss) from continuing operations before income taxes	53,693	98,315	61,427	213,435	22,693	(77,344)	158,784
Income tax expense (benefit)	16,261	29,775	18,603	64,639	6,873	(23,424)	48,088

Income from continuing operations	37,432	68,540	42,824	148,796	15,820	(53,920)	110,696
Loss from discontinued operations	—	—	—	—	—	(13,923)	(13,923)

Net income (loss)	$37,432	$68,540	$42,824	$148,796	$15,820	$(67,843)	$96,773

Total assets at period end	$3,473,398	$1,583,555	$7,513,327	$12,570,280	$6,380,316	$(1,748,636)	$17,201,960

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2006
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Total Reportable Segments	Other	Reconciling Amounts	Consolidated Total
Net interest income	$106,023	$247,903	$135,903	$489,829	$22,448	$(3,727)	$508,550
Provision for credit losses	21,792	6,314	5,773	33,879	4,642	(27,521)	11,000

Net interest income after provision	84,231	241,589	130,130	455,950	17,806	23,794	497,550
Non-interest income	21,468	102,403	17,620	141,491	(12,409)	2,523	131,605
Non-interest expense	50,230	237,539	60,996	348,765	46,278	41,292	436,335

Income (loss) from continuing operations before income taxes	55,469	106,453	86,754	248,676	(40,881)	(14,975)	192,820
Income tax expense (benefit)	17,013	32,650	26,608	76,271	(12,539)	(4,592)	59,140

Income from continuing operations	38,456	73,803	60,146	172,405	(28,342)	(10,383)	133,680
Income from discontinued operations	—	—	—	—	—	110	110

Net income (loss)	$38,456	$73,803	$60,146	$172,405	$(28,342)	$(10,273)	$133,790

Total assets at period end	$3,292,339	$1,571,615	$8,740,601	$13,604,555	$3,772,121	$(280,017)	$17,096,659

Year Ended December 31, 2005
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Total Reportable Segments	Other	Reconciling Amounts	Consolidated Total
Net interest income	$94,552	$233,590	$148,012	$476,154	$33,483	$7,704	$517,341
Provision for credit losses	18,268	5,344	7,665	31,277	3,779	(25,556)	9,500

Net interest income after provision	76,284	228,246	140,347	444,877	29,704	33,260	507,841
Non-interest income	20,216	91,175	20,525	131,916	33,366	11,213	176,495
Non-interest expense	45,509	214,131	59,859	319,499	39,935	57,333	416,767

Income (loss) from continuing operations before income taxes	50,991	105,290	101,013	257,294	23,135	(12,860)	267,569
Income tax expense (benefit)	16,206	33,463	32,103	81,772	7,353	(4,088)	85,037

Income from continuing operations	34,785	71,827	68,910	175,522	15,782	(8,772)	182,532
Income from discontinued operations	—	—	—	—	—	2,661	2,661

Net income (loss)	$34,785	$71,827	$68,910	$175,522	$15,782	$(6,111)	$185,193

Total assets at period end	$3,078,054	$1,184,117	$8,755,733	$13,017,904	$6,851,965	$(2,033,964)	$17,835,905

NOTE 23: Preferred Stock of Subsidiary Corporation

The preferred stock is redeemable after January 15, 2003 at the option of the subsidiary, Webster Preferred Capital Corporation. As of December 31, 2007, there have been no redemptions. Dividend expense on the preferred stock was $863,000 for 2007, 2006 and 2005 and is reflected as non-interest expense in the Consolidated Statement of Income. The preferred shares are not exchangeable into common stock or any other securities, and do not constitute regulatory capital of either Webster Bank or Webster Financial Corporation. The Series B preferred shares are listed on NASDAQ under the symbol “WBSTP”.

NOTE 24: Legal Proceedings

Webster is involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate, management believes are immaterial to Webster’s consolidated financial condition and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25: Parent Company Condensed Financial Information

The Parent Company Condensed Statements of Condition at December 31, 2007 and 2006, and the Condensed Statements of Income and Cash Flows for each of the years in the three-year period ended December 31, 2007, are presented below:

Condensed Statements of Condition

	At December 31,
(In thousands)	2007	2006
Assets:
Cash and due from depository institutions	$8,590	$7,041
Short-term investments	96,985	90,686
Securities available for sale, at fair value	88,830	138,089
Loan to subsidiary	—	1,750
Investment in subsidiaries	2,001,529	2,034,362
Due from subsidiaries	298	1,676
Direct investments	15,262	18,756
Other assets	27,606	28,067

Total assets	$2,239,100	$2,320,427

Liabilities and shareholders’ equity:
Senior notes	$150,069	$170,562
Junior subordinated debt	300,345	258,059
Accrued interest payable	4,832	9,755
Other liabilities	47,222	7,917

Total liabilities	502,468	446,293
Shareholders’ equity	1,736,632	1,874,134

Total liabilities and shareholders’ equity	$2,239,100	$2,320,427

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2007	2006	2005
Operating Income:
Dividends from subsidiary	$150,000	$164,000	$144,000
Interest on securities and short-term investments	11,917	14,230	12,396
Interest on loans	29	107	138
Gain on sale of securities, net	3,990	2,901	2,726
Loss on write-down of direct investments to fair value	(3,565)	—	—
Other non-interest income	1,940	1,285	3,866

Total operating income	164,311	182,523	163,126

Operating Expense:
Interest expense on borrowings	32,074	35,789	33,639
Compensation and benefits	8,949	8,456	8,899
Debt redemption premium	8,940	—	—
Other expenses	5,120	5,270	4,783

Total operating expense	55,083	49,515	47,321

Income before income tax benefit and equity in undistributed earnings of subsidiaries	109,228	133,008	115,805
Income tax benefit	16,983	13,162	11,359

Income before equity in undistributed earnings of subsidiaries	126,211	146,170	127,164
Equity in (overdistributed) undistributed earnings of subsidiaries	(29,438)	(12,380)	58,029

Net income	$96,773	$133,790	$185,193

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2007	2006	2005
Operating activities:
Net income	$96,773	$133,790	$185,193
Decrease (increase) in other assets	8,001	(6,562)	(41,651)
Gain on sale of securities, net	(3,990)	(2,901)	(2,726)
Debt redemption premium	8,940	—	—
Gain on Webster Trust I and II securities	(2,130)	—	—
Equity in overdistributed (undistributed) earnings of subsidiaries	29,438	12,380	(58,691)
Increase (decrease) in other liabilities	44,558	1,121	(2,477)
Stock-based compensation	8,722	8,176	8,611
Excess tax benefits from stock-based compensation	(498)	(1,213)	—
Other	(612)	449	(620)

Net cash provided by operating activities	189,202	145,240	87,639

Investing activities:
Purchases of securities available for sale	(29,991)	(32,617)	(41,707)
Sales proceeds, paydowns and maturities of securities available for sale	69,108	35,107	16,680
(Increase) decrease in short-term investments	(6,299)	(11,092)	13,107
Decrease in loans to subsidiaries	1,750	—	1,000
Net decrease (increase) in commercial loans	—	—	1,145
Net cash received for purchase and sale transactions	—	1,079	22,216

Net cash (used) provided by investing activities	34,568	(7,523)	12,441

Financing activities:
Issuance of long-term debt	199,344	—	—
Repayment of long-term debt	(188,653)	(25,200)	(35,200)
Exercise of stock options	9,630	9,736	11,805
Cash dividends to common shareholders	(64,560)	(57,037)	(52,701)
Common stock repurchased	(178,480)	(63,165)	(28,135)
Excess tax benefit from stock-based compensation	498	1,213	—
Contribution to stock purchased by the Employee Stock Purchase Plan	—	492	1,154
Tax effect of restricted stock	—	249	—

Net cash used by financing activities	(222,221)	(133,712)	(103,077)

Increase (decrease) in cash and cash equivalents	1,549	4,005	(2,997)
Cash and cash equivalents at beginning of year	7,041	3,036	6,033

Cash and cash equivalents at end of year	$8,590	$7,041	$3,036

NOTE 26: Recent Accounting Standards

In June 2007, the Emerging Issues Tax Force (“EITF”) reached a final consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. Under this consensus, tax benefits received on dividends paid to employees associated with their unvested stock compensation awards should be recorded in additional-paid-in-capital (APIC) for awards expected to vest. Currently, such dividends are a permanent tax deduction reducing the annual effective income tax rate. This consensus also requires that such tax benefits be reclassified between APIC and income tax expense in subsequent periods for any changes in forfeiture estimates. Tax benefits for dividends recorded to APIC would be available to absorb future stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation tax deficiencies. This consensus is to be applied prospectively to dividends declared in fiscal years beginning after December 15, 2007. Retrospective application is prohibited. Adoption of this consensus is not expected to have a material effect on Webster’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB No. 115, to permit measurement of recognized financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. Upfront costs and fees related to items reported under the fair value option are recognized in earnings as incurred and not deferred. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption was permitted; however, Webster did not elect early adoption and therefore adopted the standard on January 1, 2008. Upon adoption, Webster did not elect the fair value option for eligible items that existed at January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The expanded disclosures include a requirement to disclose fair value measurements according to a hierarchy, segregating measurements using (1) quoted prices in active markets for identical assets and liabilities, (2) significant other observable inputs and (3) significant unobservable inputs. SFAS No. 157 will affect certain of Webster’s fair value disclosures, but is not expected to have a material impact on financial condition or results of operations. The portion of Webster’s assets and liabilities with fair values based on unobservable inputs is not significant.

In September 2006, the EITF reached a final consensus on Issue No. 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions or APB Opinion No. 12, Omnibus Opinion — 1967. The provisions of EITF 06-4 are effective for Webster on January 1, 2008 and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption; or through retrospective application to all prior periods. Upon adoption of EITF 06-4, Webster will establish a liability of approximately $0.9 million, a deferred tax asset of approximately $0.3 million and will reduce retained earnings by approximately $0.6 million.

In December 2007, the FASB issued revised SFAS No. 141, Business Combinations, or (SFAS No. 141(R)). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration. SFAS No. 141(R) also enhances the disclosure requirements for business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin No. 51,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also amends SFAS No. 128, Earnings per Share, so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. SFAS No. 160 is not expected to have a material impact on Webster’s financial condition or results of operations.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin, (“SAB”), No. 109, Written Loan Commitments Recorded at Fair Value through Earnings. SAB No. 109 provides views on the accounting for written loan commitments recorded at fair value under GAAP. SAB No. 109 supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments. Specifically, SAB No. 109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 are applicable on a prospective basis to written loan commitments recorded at fair value under GAAP that are issued or modified in fiscal quarters beginning after December 15, 2007. SAB No. 109 is not expected to have a material impact on Webster’s financial condition or results of operations.

Note 27: Immaterial Correction of an Error in Prior Periods

During the second quarter of 2007, management identified an unintentional error representing an over-accrual of insurance revenues between 2002 and 2005. Direct bill insurance revenues were accrued at a rate greater than ultimate collections, resulting in a cumulative over-accrual of insurance revenue receivables of approximately $4.2 million, or $2.7 million after tax. Management determined that the effect of the over-accrual was not material to the financial statements for any interim or annual period. In order to correct the error, the Company recorded the following immaterial corrections to prior period financial statement amounts: (a) a cumulative decrease of approximately $2.1 million to opening retained earnings in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the year ended December 31, 2005; (b) a decrease in other assets of approximately $4.2 million and an increase in deferred tax assets of approximately $1.5 million, both of which are included within assets held for disposition in the Consolidated Statement of Condition at December 31, 2006; and (c) a decrease of approximately $1.0 million, ($0.7 million, net of tax) in insurance revenues, which are reflected within income from discontinued operations, in the Consolidated Statement of Income for the year ended December 31, 2005.

Selected Quarterly Consolidated Financial Information (Unaudited)

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007:
Interest income	$248,693	$250,319	$251,626	$244,957
Interest expense	120,612	119,966	124,567	122,258

Net interest income	128,081	130,353	127,059	122,699
Provision for credit losses	3,000	4,250	15,250	45,250
Other non-interest income	46,813	52,869	50,925	51,419
Loss on write-down of direct investments to fair value	—	—	—	(3,565)
Gain on Webster Capital Trust I and II securities	—	2,130	—	—
Net gain on securities transactions	541	503	482	195
Non-interest expenses	121,161	128,932	113,553	120,324

Income from continuing operations before income taxes	51,274	52,673	49,663	5,174
Income taxes	16,194	16,801	15,088	5

Income from continuing operations	35,080	35,872	34,575	5,169
(Loss) income from discontinued operations, net of tax	(44)	(405)	393	(13,867)

Net income (loss)	$35,036	$35,467	$34,968	$(8,698)

Net income per common share:
Basic:
Income from continuing operations	$0.63	$0.64	$0.64	$0.10
Net income (loss)	0.62	0.64	0.65	(0.17)
Diluted:
Income from continuing operations	0.62	0.64	0.64	0.10
Net income (loss)	0.62	0.63	0.64	(0.16)

2006:
Interest income	$240,508	$249,548	$260,343	$264,339
Interest expense	110,349	122,743	137,907	135,189

Net interest income	130,159	126,805	122,436	129,150
Provision for credit losses	2,000	3,000	3,000	3,000
Other non-interest income	43,490	46,405	43,487	51,526
Loss on write-down of securities available for sale to fair value	—	—	(48,879)	—
Loss on sale of mortgage loans	—	—	—	(5,713)
Net gain on securities transactions	1,012	702	2,307	(2,732)
Non-interest expenses	109,620	107,685	106,348	112,682

Income from continuing operations before income taxes	63,041	63,227	10,003	56,549
Income taxes	19,870	20,271	1,258	17,741

Income from continuing operations	43,171	42,956	8,745	38,808
Income (loss) from discontinued operations, net of tax	681	187	252	(1,010)

Net income	$43,852	$43,143	$8,997	$37,798

Net income per common share:
Basic:
Income from continuing operations	$0.81	$0.82	$0.17	$0.70
Net income	0.83	0.82	0.17	0.68
Diluted:
Income from continuing operations	$0.80	$0.81	$0.17	$0.69
Net income	0.82	0.81	0.17	0.67

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

Internal Control Over Financial Reporting

Webster’s management has issued a report on its assessment of the effectiveness of Webster’s internal control over financial reporting as of December 31, 2007.

Webster’s independent registered public accounting firm has issued a report on the effectiveness of Webster’s internal control over financial reporting as of December 31, 2007. The report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

There were no changes made in Webster’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The reports of Webster’s management and of Webster’s independent registered public accounting firm follow.

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

Management has evaluated the effectiveness of Webster’s internal control over financial reporting as of December 31, 2007 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, we have concluded that Webster’s internal control over financial reporting is effective as of December 31, 2007.

The independent registered public accounting firm of KPMG LLP, as auditors of Webster’s Consolidated Financial Statements, has issued an audit report on the effectiveness of Webster’s internal control over financial reporting as of December 31, 2007.

/s/ James C. Smith	/s/ Gerald P. Plush
James C. Smith	Gerald P. Plush
Chairman and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Webster Financial Corporation:

We have audited Webster Financial Corporation and it’s subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Webster Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Hartford, Connecticut
February 27, 2008

ITEM 9B. OTHER INFORMATION

The annual meeting of shareholders will be held on Thursday, April 24, 2008 at the Courtyard by Marriott, 63 Grand Street, Waterbury, Connecticut 06702.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The following table sets forth certain information for the executive officers of Webster, each of whom is elected to serve for a one-year period.

Name	Age at December 31, 2007	Positions Held with Webster and Webster Bank
James C. Smith	58	Chairman, Chief Executive Officer and Director
William T. Bromage	62	President and Chief Operating Officer and Director; Vice Chairman, Webster Bank
Gerald P. Plush	49	Senior Executive Vice President and Chief Financial Officer
Jeffrey N. Brown	50	Executive Vice President and Chief Administrative Officer
Joseph J. Savage	55	Executive Vice President, Commercial Banking
Scott M. McBrair	51	Executive Vice President, Retail Banking
Harriet Munrett Wolfe	54	Executive Vice President, General Counsel and Secretary

Information concerning the principal occupation of these executive officers of Webster and Webster Bank during at least the last five years is set forth below.

James C. Smith is Chairman, Chief Executive Officer and a director of Webster and Webster Bank, having been elected Chief Executive Officer in 1987 and Chairman in 1995. Mr. Smith joined Webster Bank in 1975, and was elected President, Chief Operating Officer and a director of Webster Bank in 1982 and of Webster in 1986. Mr. Smith served as President of Webster and Webster Bank until 2000. Mr. Smith is a director of the Federal Reserve Bank of Boston and was a member of the Federal Advisory Council which advises the deliberations of the Federal Reserve Board of Governors until December 2007. He is a member of the executive committee of the Connecticut Bankers Association, co-chairman of the American Bankers Council and a former director of the Federal Home Loan Bank of Boston. He is a director of St. Mary’s Hospital and the Palace Theater, both of Waterbury, Connecticut, and was a director of MacDermid, Incorporated (NYSE: MRD) until it was sold in June 2007. Mr. Smith is Chairman of the Executive Committee.

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

Gerald P. Plush is Senior Executive Vice President and Chief Financial Officer of Webster and Webster Bank. Mr. Plush joined Webster in July 2006 and was promoted to Senior Executive Vice President in July 2007. Prior to joining Webster, Mr. Plush was employed at MBNA America in Wilmington, Delaware. In his most recent position with MBNA, he was Senior Executive Vice President and Managing Director of Corporate Development and Acquisitions. Prior to this position, Mr. Plush was Senior Executive Vice President and Chief Financial Officer of MBNA’s North American Operations, and prior to that he was Senior Executive Vice President and Chief Financial Officer of U.S. Credit Card. Mr. Plush currently serves on the board of trustees of Upland Country Day School in Kennett Square, Pennsylvania and previously served as a director of the Ronald McDonald House of Delaware.

Jeffrey N. Brown is Executive Vice President and Chief Administrative Officer of Webster and Webster Bank. Mr. Brown was elected to this position in July 2007. Mr. Brown joined Webster in 1996 as Executive Vice President of Marketing and Communications for Webster Bank and assumed responsibility for strategic planning in 1997. He was elected Executive Vice President of Marketing and Communications for the holding company in March 2004.

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

You can also obtain a printed copy of any of these documents without charge by contacting Webster at the following address:

Webster Financial Corporation
145 Bank Street
Waterbury, Connecticut 06702
Attn: Investor Relations
Telephone: (203) 578-2295

Additional information required under this item may be found under the sections captioned “Information as to Nominees and Other Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Webster’s Proxy Statement (“the Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2007, and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The Consolidated Financial Statements of Registrant and its subsidiaries are included within Item 8 of Part II of this report.

(a)(2)	Financial Statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto included within Item 8.

(a)(3)	A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b)	Exhibits to this Form 10-K are attached or incorporated herein by reference as stated above.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2008.

WEBSTER FINANCIAL CORPORATION

By	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2008.

Signature:	Title:

/s/ James C. Smith	Chairman and Chief Executive Officer
James C. Smith	(Principal Executive Officer)

/s/ Gerald P. Plush	Senior Executive Vice President and
Gerald P. Plush	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Joel S. Becker	Director
Joel S. Becker

/s/ William T. Bromage	President and Director
William T. Bromage

/s/ George T. Carpenter	Director
George T. Carpenter

/s/ John J. Crawford	Director
John J. Crawford

/s/ Robert A. Finkenzeller	Director
Robert A. Finkenzeller

/s/ Roger A. Gelfenbien	Director
Roger A. Gelfenbien

/s/ C. Michael Jacobi	Director
C. Michael Jacobi

/s/ Laurence C. Morse	Director
Laurence C. Morse

/s/ Karen R. Osar	Director
Karen R. Osar

WEBSTER FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2	Plan of Acquisition and Reorganization.

3	Certificate of Incorporation and Bylaws.

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Certificate of Elimination Relating to the Corporation’s Series C Participating Preferred Stock (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 9, 2006 and incorporated herein by reference).

3.4	Bylaws, as amended effective December 18, 2007 (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on December 19, 2007 and incorporated herein by reference).

4	Instruments Defining the Rights of Security Holders.

4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

10	Material Contracts

10.1	Mechanics Savings Bank 1996 Officer Stock Plan (filed as Exhibit 10.1 of MECH Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.2	Amendment No. 1 to Mechanics Savings Bank 1996 Officer Stock Option Plan (filed as Exhibit 4.1 (b) of MECH Financial Inc.’s Registration Statement on Form S-8 as filed with the SEC on April 2, 1998 and incorporated herein by reference).

10.3	Mechanics Savings Bank 1996 Director Stock Option Plan (incorporated by reference to Exhibit 10.2 of MECH Financial, Inc.’s Annual Report on Form 10-K filed with the SEC on March 30, 1998 and incorporated herein by reference).

10.4	Amendment No. 1 to Mechanics Savings Bank 1996 Director Stock Option Plan (filed as Exhibit 4.2 (b) of MECH Financial, Inc.’s Registration Statement on Form S-8 as filed with the SEC on April 2, 1998 and incorporated herein by reference).

10.5	New England Community Bancorp, Inc., 1997 Non-Officer’s Directors’ Stock Option Plan (filed as Exhibit 4.1 of New England Community Bancorp, Inc.’s Registration Statement on Form S-8 as filed with the SEC on October 6, 1998 and incorporated herein by reference).

10.6	Amended and Restated 1992 Stock Option Plan (filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 4, 2005 and incorporated herein by reference).

10.7	Amended and Restated Deferred Compensation Plan for Directors and Officers of Webster Bank effective January 1, 2005 (filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on December 31, 2007 and incorporated herein by reference).

WEBSTER FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.8	2001 Directors Retainer Fees Plan (filed as Exhibit A to the Corporation’s Definitive Proxy Statement filed with the SEC on March 21, 2001 and incorporated herein by reference).

10.9	Supplemental Retirement Plan for Employees of Webster Bank, as amended and restated effective January 1, 2005 (filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K with the SEC on December 21, 2007 and incorporated herein by reference).

10.10	Qualified Performance-Based Compensation Plan (filed as Exhibit A to the Corporation’s definitive proxy materials for the Corporation’s 1998 Annual Meeting of Shareholders and incorporated herein by reference).

10.11	Employee Stock Purchase Plan (filed as Appendix A to Webster’s Definitive Proxy Statement filed with the SEC on March 23, 2000 and incorporated herein by reference).

10.12	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and James C. Smith.

10.13	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and William T. Bromage.

10.14	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Joseph J. Savage.

10.15	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Gerald P. Plush.

10.16	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Jeffrey N. Brown.

10.17	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Harriet Munrett Wolfe.

10.18	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Scott M. McBrair.

10.19	Form of Non-Competition Agreement, dated as of January 31, 2005, by and between Webster Financial Corporation and the following executives: James C. Smith, William T. Bromage, William J. Healy, Joseph J. Savage, and Jeffrey N. Brown (filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 4, 2005 and incorporated herein by reference).

10.20	Form of Non-Competition Agreement, dated as of April 21, 2005, by and between Webster Financial Corporation and Scott McBrair (filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on April 26, 2005 and incorporated herein by reference).

10.21	Non-Competition Agreement by and between Webster Financial Corporation and Gerald P. Plush dated as of July 5, 2006 (filed as Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 with the SEC on August 4, 2006 and incorporated herein by reference).

10.22	Junior Subordinated Indenture, dated as of January 29, 1997 between the Corporation and The Bank of New York, as trustee, relating to the Corporation’s Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 10.41 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

WEBSTER FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.23	Senior Indenture, dated as of April 12, 2004, between the Corporation and The Bank of New York, as trustee, (filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on April 12, 2004, and incorporated herein by reference).

10.24	Supplemental Indenture, dated as of April 12, 2004, between the Corporation and The Bank of New York, as trustee, relating to the Corporation’s 5.125% Senior Notes due April 15, 2014 (filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on April 12, 2004, and incorporated herein by reference).

10.25	Junior Subordinated Indenture, dated June 20, 2007, between the Corporation and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference).

10.26	First Supplemental Indenture, Dated June 20, 2007, between the Corporation and The Bank of New York, as Trustee (filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference).

10.27	Amended and Restated Trust Agreement, dated as of June 20, 2007, by and among the Corporation, The Bank of New York, as Property Trustee, The Bank of New York (Delaware Trustee and the Administrative Trustees named therein (filed as Exhibit 4.3 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference).

10.28	Guarantee Agreement, dated as of June 20, 2007, between the Corporation and The Bank of New York, as Guarantee Trustee (filed as Exhibit 4.6 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference).

10.29	Replacement Capital Covenant, dated as of June 20, 2007 (filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference.

10.30	Description of Arrangement for Directors Fees.

21	Subsidiaries.

23	Consent of KPMG LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

Note:	Exhibit numbers 10.1 — 10.21 and 10.30 are management contracts or compensatory plans or arrangements in which directors or executive officers are eligible to participate.