Form 10-Q
period 2008-03-31
WEBSTER FINANCIAL CORP
filed 2008-05-09
CIK 801337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of April 30, 2008 was 52,489,611.

ITEM 1. INTERIM FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except share and per share data)	March 31, 2008	December 31, 2007
Assets:
Cash and due from depository institutions	$274,321	$306,654
Short-term investments	4,042	5,112
Investment securities:
Trading, at fair value	1,049	2,340
Available for sale, at fair value	760,502	639,364
Held-to-maturity (fair value of $2,099,756 and $2,094,566)	2,091,918	2,107,227
Other securities	117,213	110,962

Total investment securities	2,970,682	2,859,893
Loans held for sale	8,223	221,568
Loans, net	12,420,661	12,287,857
Goodwill	728,038	728,038
Cash surrender value of life insurance	271,947	269,366
Premises and equipment	192,928	193,063
Accrued interest receivable	77,593	80,432
Assets held for disposition	6,912	51,603
Other intangible assets	38,429	39,977
Deferred tax assets, net	80,565	58,126
Prepaid expenses and other assets	169,221	100,271

Total assets	$17,243,562	$17,201,960

Liabilities and Shareholders’ Equity:
Deposits	$12,143,292	$12,354,158
Federal Home Loan Bank advances	869,079	1,052,228
Securities sold under agreements to repurchase and other short-term debt	1,642,320	1,238,012
Long-term debt	666,891	650,643
Reserve for unfunded credit commitments	9,500	9,500
Liabilities held for disposition	806	9,261
Accrued expenses and other liabilities	185,381	141,949

Total liabilities	15,517,269	15,455,751

Preferred stock of subsidiary corporation	9,577	9,577
Shareholders’ equity:
Common stock, $.01 par value; Authorized—200,000,000 shares;
Issued—56,599,164 shares and 56,594,469 shares	566	566
Paid-in capital	736,602	734,604
Retained earnings	1,191,315	1,183,621
Less: Treasury stock, at cost; 4,108,940 and 4,119,374 shares	(165,544)	(166,263)
Accumulated other comprehensive loss, net	(46,223)	(15,896)

Total shareholders’ equity	1,716,716	1,736,632

Total liabilities and shareholders’ equity	$17,243,562	$17,201,960

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except per share data)	Three months ended March 31,
	2008	2007
Interest Income:
Loans	$191,272	$209,164
Investments	39,332	33,280
Loans held for sale	1,400	6,249

Total interest income	232,004	248,693

Interest Expense:
Deposits	75,242	87,630
Borrowings	31,906	32,982

Total interest expense	107,148	120,612

Net interest income	124,856	128,081
Provision for credit losses	15,800	3,000

Net interest income after provision for credit losses	109,056	125,081

Noninterest Income:
Deposit service fees	28,433	25,354
Loan related fees	6,858	7,940
Wealth and investment services	6,956	6,878
Mortgage banking activities	740	2,229
Increase in cash surrender value of life insurance	2,581	2,534
Net (loss) gain on securities transactions	(421)	541
Other income	2,700	1,878

Total noninterest income	47,847	47,354

Noninterest Expenses:
Compensation and benefits	63,443	61,535
Occupancy	13,682	12,561
Furniture and equipment	15,160	14,558
Intangible asset amortization	1,548	3,322
Marketing	3,643	4,188
Professional services	4,153	4,511
Severance and closing costs	(650)	4,522
Other expenses	15,132	15,964

Total noninterest expenses	116,111	121,161

Income from continuing operations before income taxes	40,792	51,274
Income taxes	14,303	16,194

Income from continuing operations	26,489	35,080
Loss from discontinued operations, net of tax	(2,124)	(44)

Net Income	$24,365	$35,036

Net income per common share:

Basic
Income from continuing operations	$0.51	$0.62
Net income	0.47	0.62

Diluted
Income from continuing operations	0.51	0.62
Net income	0.47	0.62

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (unaudited)

(In thousands, except share and per share data)	Number of Common Shares Issued	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Three months ended March 31, 2007:
Balance, December 31, 2006	56,388,707	$564	$726,886	$1,150,008	$—	$(3,324)	$1,874,134
Comprehensive income:
Net income	—	—	—	35,036	—	—	35,036
Other comprehensive income (loss), net of taxes:
Unrealized gain on derivatives held	—	—	—	—	—	211	211
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	—	(620)	(620)
Amortization of unrealized loss on securities transferred to held to maturity, net of taxes	—	—	—	—	—	144	144
Amortization of net actuarial loss and prior service costs						117	117
Amortization of deferred hedging gain	—	—	—	—	—	(43)	(43)

Other comprehensive income							(191)

Comprehensive income							34,845
Dividends paid: $.27 per common share	—	—	—	(15,249)	—	—	(15,249)
Exercise of stock options, including excess tax benefits	142,630	1	4,870	—	—	—	4,871
Repurchased of 30,000 shares	—	—	—	—	(1,556)	—	(1,556)
Stock-based compensation expense	—	—	803	—	—	—	803
Restricted stock grants and expense	—	—	1,436	—	16	—	1,452
Cumulative impact of change in accounting for uncertainties in income taxes	—	—	—	1,400	—	—	1,400
Contingent consideration in a business combination	—	—	105	—	1,480	—	1,585

Balance at March 31, 2007	56,531,337	$565	$734,100	$1,171,195	$(60)	$(3,515)	$1,902,285

Three months ended March 31, 2008:
Balance, December 31, 2007	56,594,469	$566	$734,604	$1,183,621	$(166,263)	$(15,896)	$1,736,632
Comprehensive income:
Net income	—	—	—	24,365	—	—	24,365
Other comprehensive income (loss), net of taxes:
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	—	(30,358)	(30,358)
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	128	128
Net actuarial loss and prior service cost for pension and other postretirement benefits	—	—	—	—	—	12	12
Amortization of deferred hedging gain	—	—	—	—	—	(109)	(109)

Other comprehensive loss							(30,327)

Comprehensive income							(5,962)
Dividends paid of $.30 per common share	—	—	—	(15,747)	—	—	(15,747)
Exercise of stock options, including excess tax benefits	4,695	—	(68)	—	658	—	590
Repurchase of 7,924 shares	—	—	—	—	(253)		(253)
Stock-based compensation expense	—	—	721	—	—	—	721
Restricted stock grants and expense	—	—	1,345	—	314	—	1,659
EITF 06-4 Adoption	—	—	—	(924)	—	—	(924)

Balance, March 31, 2008	56,599,164	$566	$736,602	$1,191,315	$(165,544)	$(46,223)	$1,716,716

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
(In thousands)	2008	2007
Operating Activities:
Net income	$24,365	$35,036
(Loss) income from discontinued operations, net of tax	(2,124)	(44)

Income from continuing operations	26,489	35,080
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Provision for credit losses	15,800	3,000
Depreciation and amortization	12,105	13,115
Amortization of intangible assets	1,548	3,322
Stock-based compensation	2,380	2,255
Excess tax benefit from stock-based compensation	(1)	(442)
Net loss on sale of foreclosed properties	513	20
Loss on write-down to fair value of direct investments	709	—
Net loss (gain) on sale of securities	316	(662)
Net gain on sale of loans and loan servicing	(740)	(2,229)
Net loss on trading securities	105	121
Decrease (increase) in trading securities	1,186	(9,355)
Increase in cash surrender value of life insurance	(2,581)	(2,534)
Loans originated for sale	(133,612)	(744,914)
Proceeds from sale of loans originated for sale	347,697	645,908
Decrease in interest receivable	2,839	3,687
(Increase) decrease in prepaid expenses and other assets	(72,145)	3,835
Net increase in accrued expenses and other liabilities	60,394	25,515

Net cash provided (used) by operating activities	263,002	(24,278)

Investing Activities:
Purchases of securities, available for sale	(178,432)	(153,946)
Proceeds from maturities and principal payments of securities available for sale	9,120	234,807
Proceeds from sales of securities, available for sale	1,514	406
Purchases of held-to-maturity securities	(29,982)	(21,592)
Proceeds from maturities and principal payments of held-to-maturity securities	45,234	41,597
Purchases of other securities	(6,251)	—
Proceeds from sales of other securities	—	26,793
Net decrease in short-term investments	1,070	169,487
Net increase in loans	(143,452)	(28,295)
Proceeds from sale of foreclosed properties	1,333	753
Net purchases of premises and equipment	(8,623)	(8,555)

Net cash (used) provided by investing activities	(308,469)	261,455

Financing Activities:
Net (decrease) increase in deposits	(210,866)	99,994
Proceeds from FHLB advances	15,454,000	163,000
Repayment of FHLB advances	(15,636,844)	(581,498)
Increase in securities sold under agreements to repurchase and other short-term borrowings	404,012	50,633
Cash dividends to common shareholders	(15,747)	(15,249)
Exercise of stock options	590	4,123
Excess tax benefit from stock-based compensation	1	442
Common stock repurchased	(253)	(1,556)

Net cash (used) provided by financing activities	(5,107)	(280,111)

Cash Flows from Discontinued Operations:
Operating activities	241	107
Proceeds from sale of discontinued operations	18,000	—

Net cash provided by discontinued operations	18,241	107

Decrease in cash and cash equivalents	(32,333)	(42,827)
Cash and cash equivalents at beginning of period	306,654	311,888

Cash and cash equivalents at end of period	$274,321	$269,061

See accompanying Notes to Consolidated Interim Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued

	Three months ended March 31,
(In thousands)	2008	2007
Supplemental Disclosures:
Income taxes paid	$3,072	$372
Interest paid	106,218	116,197

Supplemental Schedule of Noncash Investing and Financing Activities:
Transfer of loans to foreclosed properties	$7,961	$3,801
Contingent consideration in a business combination	—	1,585

Sale Transactions:
Fair value of noncash assets sold	$34,913	$—
Fair value of liabilities extinguished	6,311	—

See accompanying Notes to Consolidated Interim Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Interim Financial Statements

(Unaudited)

NOTE 1: Basis of Presentation and Principles of Consolidation

The Consolidated Interim Financial Statements include the accounts of Webster Financial Corporation (“Webster” or the “Company”) and its subsidiaries. The Consolidated Interim Financial Statements and Notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the Consolidated Interim Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the Consolidated Interim Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are susceptible to near-term changes include goodwill impairment, other than temporary impairment on securities, the determination of the allowance for credit losses and the valuation allowance for the deferred tax asset. These Consolidated Interim Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Webster’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2: Purchase and Sale Transactions

On February 1, 2008, Webster completed the sale of Webster Insurance to USI Holdings Corporation. In connection with the sale, Webster Bank entered into a joint marketing arrangement with USI to provide expanded products and services to their respective clients. The sale resulted in the recording of a loss of $2.2 million, net of tax. A total of $40.4 million of assets held for disposition were transferred to the buyer as well as $6.3 million of liabilities.

On April 22, 2008, Webster announced that a definitive agreement had been reached to sell Webster Risk Services, a third-party workers’ compensation administrator. The sale is expected to be completed during the second quarter of 2008. The resulting gain or loss will not be significant to the operating results of Company.

The activities related to Webster Insurance and Webster Risk Services have been reported separately, with current and prior period amounts reclassified as assets and liabilities held for disposition in the Consolidated Statements of Condition and operating results reclassified as discontinued operations in the Consolidated Statements of Income. Related prior period disclosures in the notes to the consolidated financial statements have also been revised to incorporate the effect of the discontinued operations. Excluding the $2.2 million loss, net of taxes on the sale of Webster Insurance, the operating results from the discontinued operations for the three months ended March 31, 2008 was a gain of $0.1 million, net of taxes.

NOTE 3: Investment Securities

A summary of trading, available for sale and held-to-maturity securities follows:

(In thousands)	March 31, 2008				December 31, 2007
	Amortized Cost	Unrealized		Estimated Fair Value	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Trading:
Municipal bonds and notes				$1,049				$2,340

Available for Sale:
Government Treasury Bills	$1,488	$5	$—	$1,493	$—	$—	$—	$—
Corporate bonds and notes	348,819	1,184	(53,603)	296,400	350,209	2,672	(20,583)	332,298
Equity securities	78,009	1,466	(7,007)	72,468	78,354	1,763	(4,944)	75,173
Mortgage-backed securities	397,882	2,609	(10,350)	390,141	230,116	1,831	(54)	231,893

Total available for sale	$826,198	$5,264	$(70,960)	$760,502	$658,679	$6,266	$(25,581)	$639,364

Held-to-maturity:
Municipal bonds and notes	$660,738	$12,026	$(4,147)	$668,617	$635,103	$10,580	$(2,470)	$643,213
Mortgage-backed securities	1,431,180	7,314	(7,355)	1,431,139	1,472,124	2,748	(23,519)	1,451,353

Total held-to-maturity	$2,091,918	$19,340	$(11,502)	$2,099,756	$2,107,227	$13,328	$(25,989)	$2,094,566

Other securities:
Federal Home Loan Bank stock	$75,499	$—	$—	$75,499	$69,249	$—	$—	$69,249
Federal Reserve Bank stock	41,714	—	—	41,714	41,713	—	—	41,713

Total other securities	$117,213	$—	$—	$117,213	$110,962	$—	$—	$110,962

As of March 31, 2008, the fair value of equity securities consisted of common stock of $42.3 million and preferred stock of $30.2 million. The fair value of equity securities at December 31, 2007 consisted of common stock of $41.0 million and preferred stock of $34.2 million.

During the first quarter of 2008, the Federal Reserve cut the Fed Funds rate by 200 basis points in response to the financial market crisis brought on by the sub prime mortgage concerns, and short term rates declined more than intermediate and long term rates. Credit spreads widened significantly during the first quarter as recession fears and liquidity concerns gripped the market. Although rates on U.S. Treasury securities fell during the first quarter as investors sought the safety of these instruments, yields on credit sensitive fixed income securities were largely higher as investors required more return to take on the credit and liquidity risk of these types of bonds. This development negatively impacted the valuation of the credit sensitive portion of the investment portfolio, specifically corporate bonds and notes. All rated securities are current with their payments and have performed to date as expected. Webster has the intent and ability to hold these securities until full recovery, which may be until maturity.

The following table identifies temporarily impaired investment securities as of March 31, 2008 segregated by length of time the securities have been in a continuous unrealized loss position.

(In thousands)	Less Than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Corporate bonds and notes	$277,921	$(51,772)	$3,414	$(1,831)	$281,335	$(53,603)
Equity securities	47,697	(6,400)	7,353	(607)	55,050	(7,007)
Mortgage-backed securities	224,391	(10,350)	—	—	224,391	(10,350)

Total available for sale	$550,009	$(68,522)	$10,767	$(2,438)	$560,776	$(70,960)

Held-to-maturity:
Municipal bonds and notes	$133,054	$(3,163)	$38,726	$(984)	$171,780	$(4,147)
Mortgage-backed securities	297,121	(110)	573,000	(7,245)	870,121	(7,355)

Total held-to-maturity	$430,175	$(3,273)	$611,726	$(8,229)	$1,041,901	$(11,502)

Total securities	$980,184	$(71,795)	$622,493	$(10,667)	$1,602,677	$(82,462)

The following table identifies temporarily impaired investment securities as of December 31, 2007 segregated by length of time the securities had been in a continuous unrealized loss position.

(In thousands)	Less Than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Corporate bonds and notes	$284,385	$(19,686)	$4,504	$(897)	$288,889	$(20,583)
Equity securities	47,001	(4,764)	639	(180)	47,640	(4,944)
Mortgage-backed securities	70,819	(54)	—	—	70,819	(54)

Total available for sale	$402,205	$(24,504)	$5,143	$(1,077)	$407,348	$(25,581)

Held-to-maturity:
Municipal bonds and notes	$143,177	$(2,210)	$19,118	$(260)	$162,295	$(2,470)
Mortgage-backed securities	—	—	1,034,467	(23,519)	1,034,467	(23,519)

Total held-to-maturity	$143,177	$(2,210)	$1,053,585	$(23,779)	$1,196,762	$(25,989)

Total securities	$545,382	$(26,714)	$1,058,728	$(24,856)	$1,604,110	$(51,570)

Unrealized losses on fixed income securities result from the cost basis of securities being greater than current fair value. This will generally occur as a result of an increase in interest rates since the time of purchase, a structural change in an investment or from deterioration in credit quality of the issuer. Management evaluates all impairments in value whether caused by adverse interest rate or credit movements, to determine if they are other-than-temporary.

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

Management’s evaluation of securities impairment losses at March 31, 2008 began with recognition that market yields continue to be impacted by 6 separate interest rate decreases totaling 300 basis points by the Federal Reserve from September 2007 through March 2008. As of March 31, 2008, the Federal Reserve’s Open Market Committee has set the federal funds rate target at 2.25%.

Three available for sale corporate bonds totaling $3.4 million at March 31, 2008, had been in an unrealized loss position for twelve consecutive months or longer due to higher interest rates subsequent to their purchase. The Company invests in corporate bonds and notes that are at investment grade, below investment grade and unrated. Valuations for certain corporate bonds and notes are dependant on cash flows from underlying collateral. If unexpected cash flow disruptions occur, other than temporary impairment may result. Bonds and notes that are unrated or below investment grade have undergone internal credit reviews. As a result of credit reviews of the issuers, management has determined that there has been no deterioration in credit quality subsequent to the purchase or last review period. These investments are performing as projected. Management does not consider these investments to be other-than-temporarily impaired based on its credit reviews and Webster’s ability and intent to hold these investments to full recovery of the cost basis.

At March 31, 2008, Webster had $611.7 million in held-to-maturity securities that had been in an unrealized loss position for twelve consecutive months or longer. These securities have had varying levels of unrealized loss due to higher interest rates subsequent to their purchase. At March 31, 2008, approximately 88 percent of the unrealized loss, or $7.2 million, was concentrated in seven mortgage-backed securities held-to-maturity totaling $573.0 million in fair value. These securities carry AAA ratings or Agency-implied AAA credit ratings and are currently performing as expected. The remaining 12 percent, or $1.0 million, of the unrealized loss was concentrated in forty-seven held-to-maturity municipal securities totaling $38.7 million in fair value at March 31, 2008. Most of these bonds are insured AAA rated general obligation bonds with stable ratings. There were no significant credit downgrades since the last review period. These securities are currently performing as anticipated. Management does not consider these investments to be other-than-temporarily impaired and Webster has the ability and intent to hold these investments to full recovery of the cost basis. Management expects that recovery of these temporarily impaired securities will occur over the weighted-average estimated remaining life of these securities.

At March 31, 2008, the company owned equity securities of $43.0 million in common stock and $35.0 million in preferred stock which had fair values of $42.3 million and $30.2 million, respectively. Based on management’s review of securities that had been in an unrealized loss position for twelve consecutive months or longer and other factors, the Company recorded $0.5 million in impairment write-downs of equity securities during the three months ended March 31, 2008 compared to no impairment write-downs for the same period in 2007.

NOTE 4: Loans Held for Sale

Loans held for sale had a total carrying value of $8.2 million and $221.6 million at March 31, 2008 and December 31, 2007, respectively. The composition of loans held for sale at March 31, 2008 and December 31, 2007 follows:

(Dollars in thousands)	March 31, 2008		December 31, 2007
	Amount	%	Amount	%
Residential mortgage loans:
1-4 family units	$8,223	100.0	$221,568	100%

Total loans held for sale	$8,223	100.0	$221,568	100%

At March 31, 2008 and December 31, 2007, residential mortgage origination commitments totaled $6.9 million and $145.8 million, respectively. Residential commitments outstanding at March 31, 2008 consisted of fixed rate mortgages of $6.9 million at rates ranging from 5.38% to 7.5%. Residential commitments outstanding at December 31, 2007 consisted of fixed rate mortgages of $145.8 million at rates ranging from 5.25% to 8.75%. Commitments to originate loans generally expire within 60 days. At March 31, 2008 and December 31, 2007, Webster also had outstanding commitments to sell residential mortgage loans of $13.0 million and $309.9 million, respectively. See Note 16 for a further discussion of loan origination and sale commitments.

The principal reason for the decline is the Company’s decision to exit the national wholesale mortgage origination channel in the fourth quarter of 2007.

NOTE 5: Loans, Net

A summary of loans, net follows:

(Dollars in thousands)	March 31, 2008		December 31, 2007
	Amount	%	Amount	%
Residential mortgage loans:
1-4 family	$3,479,068	27.6	$3,450,010	27.6
Construction	87,721	0.7	108,339	0.9
Liquidating portfolio-construction loans	68,525	0.5	83,253	0.7

Total residential mortgage loans	3,635,314	28.8	3,641,602	29.2

Commercial loans:
Commercial non-mortgage	1,757,442	13.9	1,738,271	13.9
Asset-based loans	831,057	6.6	792,688	6.4
Equipment financing	983,455	7.9	985,254	7.9

Total commercial loans	3,571,954	28.4	3,516,213	28.2

Commercial real estate:
Commercial real estate	1,828,254	14.6	1,732,330	13.9
Commercial construction	367,856	2.9	327,551	2.6

Total commercial real estate	2,196,110	17.5	2,059,881	16.5

Consumer loans:
Home equity loans	2,840,783	22.5	2,885,251	23.1
Liquidating portfolio-home equity loans	326,489	2.6	340,662	2.7
Other consumer	30,319	0.2	32,334	0.3

Total consumer loans	3,197,591	25.3	3,258,247	26.1

Total loans	12,600,969	100.0	12,475,943	100.0
Less: allowance for loan losses	(180,308)		(188,086)

Loans, net	$12,420,661		$12,287,857

At March 31, 2008, total loans included $16.9 million of net premiums and $44.8 million of net deferred costs, compared with $18.1 million of net premiums and $46.8 million of net deferred costs at December 31, 2007. The unadvanced portions of closed loans totaled $417.5 million and $452.3 million at March 31, 2008 and December 31, 2007, respectively.

At March 31, 2008 and December 31, 2007, unused portions of home equity credit lines related to the continuing portfolio extended were $2.0 billion for both periods. An additional $56.1 million and $65.0 million of unused portions of home equity credit lines were related to loans in the consumer liquidating portfolio at March 31, 2008 and December 31, 2007, respectively. The rates on home equity lines of credit generally vary with the prime rate. Unused commercial lines of credit, letters of credit, standby letters of credit, equipment financing commitments and outstanding commercial loan commitments totaled $2.5 billion at March 31, 2008 and $2.8 billion at December 31, 2007. Other consumer loan commitments totaled $23.8 million and $8.1 million at March 31, 2008 and December 31, 2007, respectively. Rates for these loans are generally established shortly before closing. The estimated fair value of commitments to extend credit is considered insignificant at March 31, 2008 and December 31, 2007.

There was significant disruption and volatility in the financial and capital markets during the second half of 2007 and the first quarter of 2008. Turmoil in the mortgage market adversely impacted both domestic and global markets, and led to a significant credit and liquidity crisis. These market conditions were attributable to a variety of factors, in particular the fallout associated with subprime mortgage loans (a type of lending we have never actively pursued). The disruption has been exacerbated by the continued value declines in the real estate and housing market. Webster is not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing market, both locally and nationally. Decreases in real estate values could adversely affect the value of property used as collateral for our loans. Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings. A further increase in loan delinquencies would decrease our net interest income and adversely impact our loan loss experience, causing potential increases in our provision and allowance for credit losses.

In 2007, Webster discontinued indirect residential construction lending and indirect home equity lending outside of its primary market area. At December 31, 2007, these two indirect out of market loan portfolios totaled $424.0 million ($340.7 million of indirect home equity products and $83.3 million of residential construction products), were placed into liquidating portfolios, and are managed by a designated credit team. At March 31, 2008, the liquidating portfolios totaled $395.0 million ($326.5 million of indirect home equity and $68.5 million of residential construction).

Webster is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and commitments to sell residential first mortgage loans. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the Consolidated Statements of Condition.

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

The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. At March 31, 2008, Webster’s stand-by letters of credit totaled $181.3 million. At March 31, 2008, the fair value of stand-by letters of credit is considered insignificant to the financial statements.

NOTE 6: Allowance for Credit Losses

The allowance for credit losses is maintained at a level adequate to absorb probable losses inherent in the loan portfolio and in unfunded credit commitments. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off and reduced by charge-offs on loans.

A summary of the changes in the allowance for credit losses follows:

(In thousands)	Three months ended March 31,
	2008	2007
Balance at beginning of period	$197,586	$154,994
Provisions charged to operations	15,800	3,000

Subtotal	213,386	157,994

Charge-offs	(24,405)	(6,867)
Recoveries	827	1,533

Net charge-offs	(23,578)	(5,334)

Balance at end of period	$189,808	$152,660

Components:
Allowance for loan losses	$180,308	$145,367
Reserve for unfunded credit commitments	9,500	7,293

Allowance for credit losses	$189,808	$152,660

Net loan charge-offs as a percentage of average total loans (1)	0.75%	0.17%
Allowance for loan losses as a percentage of total loans	1.43	1.18
Allowance for credit losses as a percentage of total loans	1.51	1.24

(1)	Net loan charge-offs as a percentage of average loans is calculated by annualizing the charge off amounts for the three month period and dividing the result by average total loans for the respective periods.

NOTE 7: Goodwill and Other Intangible Assets

The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization:

(In thousands)	March 31, 2008	December 31, 2007
Balances not subject to amortization:
Goodwill	$728,038	$728,038

Balances subject to amortization:
Core deposit intangibles	37,080	38,612
Other identified intangibles	1,349	1,365

Total goodwill and other intangible assets	$766,467	$768,015

Goodwill is allocated to Webster’s business segments as follows:

(In thousands)	March 31, 2008	December 31, 2007
Commercial Banking	$6,681	$6,681
Retail Banking	516,332	516,332
Consumer Finance	149,391	149,391
Other	55,634	55,634

Total goodwill	$728,038	$728,038

Amortization of intangible assets for the three months ended March 31, 2008, totaled $1.5 million. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(In thousands)
For years ending December 31,
2008 (full year)	$5,939
2009	5,754
2010	5,684
2011	5,684
2012	5,516
Thereafter	11,400

As a result of the continued significant disruption in the financial markets, stock prices of many financial services companies (including Commercial banks) continued to decline during the first quarter of 2008. The Company has been affected by these market conditions and its market capitalization was less than book value (shareholders’ equity) at March 31, 2008. If these conditions and trends continue, the Company may be required to record a charge for the impairment of goodwill.

NOTE 8: Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2008 and December 31, 2007 are summarized below. Temporary differences result from the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Due to uncertainties of realization, a valuation allowance has been established for the full amount of the net state deferred tax asset applicable to Connecticut, and for substantially all Massachusetts and Rhode Island net state deferred tax assets.

(In thousands)	March 31, 2008	December 31, 2007
Deferred tax assets:
Allowance for credit losses	$75,209	$76,955
Net operating loss and tax credit carry forwards	34,572	34,190
Net unrealized loss on securities available for sale	22,993	6,760
Compensation and employee benefit plans	19,259	17,423
Other	20,473	15,422

Total deferred tax assets	172,506	150,750
Valuation allowance	(42,740)	(41,374)

Deferred tax assets, net of valuation allowance	129,766	109,376

Deferred tax liabilities:
Deferred loan costs	17,306	19,918
Premises and equipment	3,350	3,454
Equipment financing leases	17,188	16,202
Purchase accounting and fair-value adjustments	7,163	7,341
Other	4,194	4,335

Total deferred tax liabilities	49,201	51,250

Deferred tax assets, net	$80,565	$58,126

Management believes it is more likely than not that Webster will realize its net deferred tax assets, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that any specific level of future income will be generated.

At March 31, 2008, Webster’s total amount of unrecognized tax benefits (“UTBs”), determined under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), was $9.8 million. If recognized, $6.0 million of that amount would impact the effective tax rate. Additionally, Webster recognizes interest and, where applicable, penalties related to UTBs as a component of income tax expense. During the three months ended March 31, 2008, Webster recognized $0.7 million of interest and penalties and, at March 31, 2008, had accrued interest and penalties related to UTBs of $2.9 million.

Webster has determined it is reasonably possible that its UTBs could decrease within the next 12 months by an amount in the range of $3.2 to $5.9 million, as a result of potential settlements with state taxing authorities.

NOTE 9: Deposits

The following table summarizes the period end balance and the composition of deposits:

(In thousands)	March 31, 2008		December 31, 2007
	Amount	Percentage of Total	Amount	Percentage of Total
Demand	$1,475,258	12.2%	$1,538,083	12.5%
NOW	1,342,854	11.1	1,314,899	10.6
Money market	1,704,655	14.0	1,828,656	14.8
Savings	2,361,522	19.4	2,259,747	18.3
Health savings accounts	483,109	4.0	403,858	3.3
Retail certificates of deposit	4,564,887	37.6	4,772,624	38.6
Brokered deposits	211,007	1.7	236,291	1.9

Total	$12,143,292	100.0%	$12,354,158	100.0%

Interest expense on deposits is summarized as follows:

	Three months ended March 31,
(In thousands)	2008	2007
NOW	$1,088	$1,655
Money market	11,657	17,466
Savings	8,629	7,271
HSA	2,806	2,370
Retail certificates of deposit	48,668	54,060
Brokered deposits	2,394	4,808

Total	$75,242	$87,630

NOTE 10: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

(In thousands)	March 31, 2008		December 31, 2007
	Total Outstanding	Callable	Total Outstanding	Callable
Fixed Rate:
2.67 % to 5.93 % due in 2008	$231,211	$20,000	$613,956	$67,000
4.98 % to 5.96 % due in 2009	142,616	123,000	142,616	123,000
4.16 % to 8.44 % due in 2010	235,157	135,000	235,175	135,000
1.99 % to 6.60 % due in 2011	200,882	100,000	947	—
5.22 % to 5.49 % due in 2013	49,000	49,000	49,000	49,000
0.00 % to 6.00 % due after 2013	2,448	—	2,464	—

	861,314	427,000	1,044,158	374,000
Unamortized premiums	7,292	—	8,310	—
Hedge accounting adjustments	473	—	(240)	—

Total advances	$869,079	$427,000	$1,052,228	$374,000

Webster Bank had additional borrowing capacity of approximately $1.3 billion from the FHLB at March 31, 2008 and $0.8 billion at December 31, 2007. Advances are secured by a blanket security agreement against certain qualifying assets, principally residential mortgage loans. At March 31, 2008 and December 31, 2007, Webster Bank had unencumbered investment securities available to secure additional borrowings. If these securities had been used to secure FHLB advances, borrowing capacity at March 31, 2008 and December 31, 2007 would have been increased by an additional $449.6 million and $277.0 million, respectively. At March 31, 2008 Webster Bank was in compliance with the FHLB collateral requirements.

NOTE 11: Securities Sold Under Agreements to Repurchase and Other Short-term Debt

The following table summarizes securities sold under agreements to repurchase and other short term borrowings:

(In thousands)	March 31, 2008	December 31, 2007
Securities sold under agreements to repurchase	$927,489	$754,792
Federal funds purchased	581,520	348,820
Treasury tax and loan	123,844	130,000
Other	4,780	9

	1,637,633	1,233,621
Unamortized premiums	4,561	5,110
Hedge accounting adjustments	126	(719)

Total	$1,642,320	$1,238,012

The following table sets forth certain information on short-term repurchase agreements:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Quarter end balance	$251,963	$268,766
Quarter average balance	262,192	285,499
Highest month end balance during quarter	273,995	298,537
Weighted-average maturity (in months)	2.00	8.50
Weighted-average interest rate at end of period	1.67%	2.53%

NOTE 12: Fair Value Measurements

Effective January 1, 2008, Webster adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” Webster will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•

Level 3 Inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of Webster’s financial assets and financial liabilities carried at fair value effective January 1, 2008.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect credit quality as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Webster’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes Webster’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available for Sale. Equity securities and government treasury bills are reported at fair value utilizing Level 1 inputs based upon quoted market prices. Other securities and certain preferred equity securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, Webster obtains fair value measurements from various sources and utilizes matrix pricing to calculate fair value. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Trading Securities. Securities classified as trading are reported at fair value utilizing Level 2 inputs in the same manner as described above for securities available for sale.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs obtained from vendors to value its interest rate swaps and caps as well as those of its customers. All bank positions are verified to independent broker values for reasonableness.

Loans Held for Sale. Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. As of March 31, 2008, Webster has $8.2 million of loans held for sale. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2008, $6.4 million of loans held for sale was recorded at its cost. Approximately $1.8 million of loans held for sale were recorded at fair value. Webster recorded a mark to market charge of $14 thousand to mortgage banking activities in the accompanying consolidated statement of income for the three months ended March 31, 2008.

Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. When the fair value of the collateral is based on an observable market price or certain appraised values, Webster records the impaired loan as Level 2. For all other impairments, Webster records the impairment as Level 3. Loans totaling $24.1 million were deemed impaired and an allowance allocation of $5.9 million was made upon identification of the impaired loans during the quarter ended March 31, 2008.

Servicing Assets. Servicing assets are carried at cost and are subject to impairment testing. Fair value is estimated utilizing market based assumptions for loan prepayment speeds, servicing costs, discount rates and other economic factors. Where the carrying value exceeds fair value a valuation allowance is established through a charge to non-interest income and subsequently adjusted for changes in fair value. For those servicing assets that experienced a change in fair value, Webster reduced its valuation allowance and recorded a gain of $82.5 thousand as a component of its mortgage banking activities in the accompanying consolidated statement of income for the three months ended March 31, 2008.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Balance as of March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Trading securities	$1,049	$—	$1,049	$—
Available for sale securities:
Government treasury notes	1,493	1,493	—	—
Corporate bonds and notes	296,400	—	296,400	—
Equity securities	72,468	56,857	15,611	—
Mortgage backed securities	390,141	—	390,141	—

Total available for sale securities	760,502	58,350	702,152	—
Derivatives instruments	38,264	—	38,264	—

Total financial assets held at fair value	$799,815	$58,350	$741,465	$—

Financial liabilities held at fair value:
Derivative instruments	$18,269	$—	$18,269	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period as well as assets that are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Balance as of March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$18,188	$—	$—	$18,188
Loans held for sale	1,835	—	1,835	—
Servicing assets	3,360	—	—	3,360

Certain non-financial assets measured at fair value on a non-recurring basis include goodwill, intangible assets, other real estate owned, repossessed assets and other non-financial long-lived assets measured at fair value. As stated above, SFAS No. 157 will be applicable to these fair value measurements beginning January 1, 2009.

Effective January 1, 2008, Webster adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits Webster to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus Webster may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principals, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS No. 159 on January 1, 2008 did not have a significant impact on Webster’s financial statements as Webster did not elect to report any additional financial assets or financial liabilities at fair value.

NOTE 13: Shareholders’ Equity

A total of 7,924 shares of common stock were repurchased during the first three months of 2008 at an average cost of $32.00 per common share. Of the shares repurchased, none were repurchased as part of Webster’s share repurchase program. At March 31, 2008, there were 2,111,200 shares available to purchase as part of Webster’s current share repurchase program. A total of 33,049 shares of common stock were repurchased during the first three months of 2007 at an average cost of $47.06 per common share. Of the shares repurchased in the first quarter of 2007, 30,000 were repurchased as part of Webster’s share repurchase programs. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

Webster does occasionally repurchase its common securities on the open market to fund equity compensation plans for its employees. Additionally, Webster repurchases its shares from employees who surrender a portion of their shares received through the Company’s stock based compensation plans to cover their associated minimum income tax liabilities. At March 31, 2008, and 2007, Webster repurchased 7,924 and 3,049 shares respectively, outside of the publicly announced repurchase program.

In September 2006, the EITF reached a final consensus on Issue No. 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions or APB Opinion No. 12, Omnibus Opinion – 1967. The provisions of EITF 06-4 were effective for Webster on January 1, 2008. Upon adoption of EITF 06-4, Webster established a liability of approximately $0.9 million as a change in accounting principle through accumulative effect adjustment to retained earnings.

Accumulated other comprehensive income (loss) is comprised of the following components:

(In thousands)	March 31, 2008	December 31, 2007
Unrealized loss on available for sale securities (net of tax)	$(42,702)	$(12,344)
Unrealized loss upon transfer of available for sale securities to held-to-maturity (net of tax and amortization)	(1,260)	(1,388)
Underfunded pension and other postretirement benefit plans (net of tax):
Net actuarial loss	(5,133)	(5,133)
Prior service cost	(376)	(388)
Unrealized gain on derivatives held and amortization of deferred hedging gain	3,248	3,357

Accumulated other comprehensive loss	$(46,223)	$(15,896)

NOTE 14: Regulatory Matters

Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of Currency of the United States (“OCC”) require Webster and its banking subsidiary to maintain certain minimum ratios, as set forth below. At March 31, 2008, Webster and Webster Bank, were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios:

(In thousands)	Actual		Capital Requirements		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2008
Webster Financial Corporation
Total risk-based capital	$1,631,796	11.4%	$1,147,658	8.0%	$1,434,572	10.0%
Tier 1 capital	1,292,345	9.0	573,829	4.0	860,743	6.0
Tier 1 leverage capital ratio	1,292,345	7.9	656,402	4.0	820,502	5.0
Webster Bank, N.A.
Total risk-based capital	$1,585,645	11.2%	$1,133,509	8.0%	$1,416,886	10.0%
Tier 1 capital	1,248,379	8.8	566,754	4.0	850,132	6.0
Tier 1 leverage capital ratio	1,248,379	7.7	649,417	4.0	811,772	5.0

At December 31, 2007
Webster Financial Corporation
Total risk-based capital	$1,665,578	11.4%	$1,169,375	8.0%	$1,461,719	10.0%
Tier 1 capital	1,282,680	8.8	584,687	4.0	877,031	6.0
Tier 1 leverage capital ratio	1,282,680	8.0	645,295	4.0	806,619	5.0
Webster Bank, N.A.
Total risk-based capital	$1,596,068	11.1%	$1,154,343	8.0%	$1,442,929	10.0%
Tier 1 capital	1,215,246	8.4	577,172	4.0	865,757	6.0
Tier 1 leverage capital ratio	1,215,246	7.6	637,486	4.0	796,858	5.0

NOTE 15: Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per share (“EPS”):

(In thousands)	Three months ended March 31,
	2008	2007
Income from continuing operations	$26,489	$35,080
Loss from discontinued operations	(2,124)	(44)

Net income	$24,365	$35,036

Weighted average common shares outstanding—basic	$52,001	$56,113
Dilutive effect of stock-based compensation	296	649

Weighted average common and common equivalent shares—diluted	$52,297	$56,762

Basic EPS:
Income from continuing operations	$0.51	$0.62
Loss from discontinued operations	(0.04)	—

Net income	$0.47	$0.62

Diluted EPS:
Income from continuing operations	$0.51	$0.62
Loss from discontinued operations	(0.04)	—

Net income	$0.47	$0.62

At March 31, 2008 and 2007, options to purchase 1,883,782 and 582,019 shares of common stock at exercise prices ranging from $32.03 to $51.31 and $48.88 to $51.31, respectively, were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of Webster’s common stock for the respective periods.

NOTE 16: Business Segments

Webster has four business segments for purposes of reporting segment results. These segments are Commercial Banking, Retail Banking, Consumer Finance and Other. Commercial Banking includes middle market, asset-based lending and commercial real estate. Retail Banking includes retail banking, business and professional banking and investment services. Consumer Finance includes residential mortgage, consumer lending and mortgage banking activities. Other includes equipment financing, investment planning, insurance premium financing, government finance and HSA Bank. The Corporate and reconciling amounts include the Company’s Treasury unit, the results of discontinued operations and the amounts required to reconcile profitability metrics to GAAP reported amounts. For further discussion of Webster’s business segments, see Note 21, “Business Segments”, on pages 103-105 of Webster’s 2007 Annual Report on Form 10-K.

The following tables present the operating results and total assets for Webster’s reportable segments:

Three months ended March 31, 2008

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Corporate & Reconciling Amounts	Consolidated Total
Net interest income	$27,249	$56,230	$32,226	$11,256	$126,961	$(2,105)	$124,856
Provision for credit losses	3,157	1,236	3,438	1,148	8,979	6,821	15,800

Net interest income after provision	24,092	54,994	28,788	10,108	117,982	(8,926)	109,056
Non-interest income	4,415	29,864	3,815	6,531	44,625	3,223	47,848
Non-interest expense	14,393	71,209	18,179	14,316	118,097	(1,986)	116,111

Income (loss) from continuing operations before income taxes	14,114	13,649	14,424	2,323	44,510	(3,717)	40,793
Income tax expense (benefit)	4,949	4,786	5,058	814	15,607	(1,303)	14,304

Income from continuing operations	9,165	8,863	9,366	1,509	28,903	(2,414)	26,489
Loss from discontinued operations	—	—	—	—	—	(2,124)	(2,124)

Net income (loss)	$9,165	$8,863	$9,366	$1,509	$28,903	$(4,538)	$24,365

Total assets at period end	$3,664,466	$1,560,985	$7,049,135	$1,350,560	$13,625,146	$3,618,416	$17,243,562

Three months ended March 31, 2007

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Corporate & Reconciling Amounts	Consolidated Total
Net interest income	$26,731	$63,073	$32,836	$10,809	$133,449	$(5,368)	$128,081
Provision for credit losses	2,890	1,244	3,387	1,075	8,596	(5,596)	3,000

Net interest income after provision	23,841	61,829	29,449	9,734	124,853	228	125,081
Non-interest income	5,038	26,837	5,231	6,064	43,170	4,184	47,354
Non-interest expense	12,980	67,139	20,403	12,799	113,321	7,840	121,161

Income (loss) from continuing operations before income taxes	15,899	21,527	14,277	2,999	54,702	(3,428)	51,274
Income tax expense (benefit)	5,021	6,799	4,509	947	17,276	(1,082)	16,194

Income from continuing operations	10,878	14,728	9,768	2,052	37,426	(2,346)	35,080
Income from discontinued operations	—	—	—	—	—	(44)	(44)

Net income (loss)	$10,878	$14,728	$9,768	$2,052	$37,426	$(2,390)	$35,036

Total assets at period end	$3,343,513	$1,572,858	$7,689,879	$1,292,490	$13,898,740	$2,979,859	$16,878,599

NOTE 17: Derivative Financial Instruments

At March 31, 2008, Webster had outstanding interest rate swaps with a total notional amount of $552.5 million that are designated as hedges of FHLB advances, repurchase agreements and long-term debt (subordinated notes and senior notes). The swaps effectively convert the debt from fixed rate to floating rate and qualify for fair value hedge accounting under SFAS No. 133. Of the total, $202.5 million of the interest rate swaps mature in 2008, $200.0 million in 2013 and $150.0 million in 2014 with an equal amount of the hedged debt also maturing on these dates. At December 31, 2007, there were outstanding interest rate swaps with a notional amount of $552.5 million.

Webster transacts certain derivative products with its customer base, primarily interest rate swaps. These customer derivatives are offset with matching derivatives with other counterparties in order to minimize risk. Exposure with respect to these derivatives is largely limited to nonperformance by either the customer or the other counterparty. The notional amount of customer derivatives and the related counterparty derivatives each totaled $417.9 million at March 31, 2008 and $330.4 million at December 31, 2007. The customer derivatives and the related counterparty derivatives are marked to market and any difference is reflected in noninterest income.

The fair values and notional amounts of derivatives at March 31, 2008 and December 31, 2007 are summarized below:

(In thousands)	March 31, 2008			December 31, 2007
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain	(Loss)		Gain	(Loss)
Mortgage banking positions
Forward commitments	$(6,000)	$—	$(162)	$(125,000)	$—	$(956)
Rate locks	6,372	25	—	139,447	283	—
Asset and liability management positions
Interest rate swaps:
Receive fixed/pay floating	552,526	17,658	—	552,526	—	(661)
Customer related positions
Interest rate swaps:
Receive fixed/pay floating	(393,823)	20,606	(24)	(304,136)	7,677	(617)
Receive floating/pay fixed	393,789	66	(18,173)	304,105	21	(5,073)

Total interest rate swaps position		20,672	(18,197)		7,698	(5,690)

Counterparty offset		—	46		—	56

Total interest rate swaps position, net		$20,672	$(18,151)		$7,698	$(5,634)

Interest rate caps:
Written options	$(24,075)	$—	$(46)	$(26,267)	$—	$(56)
Purchased options	24,075	46	—	26,267	56	—

Total interest rate cap position		46	(46)		56	(56)

Counterparty offset		(46)	—		(56)	—

Total interest rate cap position, net		—	(46)		—	(56)

Total customer related positions		20,672	(18,197)		7,698	(5,690)

Total derivative positions		$38,355	$(18,359)		$7,981	$(7,307)

Certain derivative instruments, primarily forward sales of mortgage backed securities “MBS”, are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding a single-family residential mortgage loan, an interest-rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster Bank is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At March 31, 2008, outstanding rate locks totaled approximately $6.8 million and the outstanding commitments to sell residential mortgage loans totaled $13.0 million. Forward sales, which include mandatory forward commitments of approximately $8.2 million and best efforts forward commitments of approximately $4.8 million at March 31, 2008, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. Webster Bank will still have certain execution risk, that is, risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell.

The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings. Loans held for sale are carried at the lower of aggregate cost or fair value.

NOTE 18: Pension and Other Benefits

The following table provides information regarding net benefit costs for the periods shown:

(In thousands)

Three months ended March 31,	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost	$38	$2,269	$—	$—
Interest cost	1,962	1,562	82	88
Expected return on plan assets	(2,375)	(2,086)	—	—
Amortization of prior service cost	—	16	18	12
Amortization of the net loss	—	89	—	—

Net periodic benefit cost (income)	$(375)	$1,850	$100	$100

On December 31, 2007, both the Webster Pension Plan and the supplemental pension plan were frozen. Thus, employees will accrue no additional qualified or supplemental retirement benefits after 2007.

Additional contributions will be made as deemed appropriate by management in conjunction with the Plan’s actuaries. The Company currently estimates there will be no contributions to Webster Bank Pension Plan in 2008.

As a result of the FIRSTFED acquisition in May 2004, Webster assumed the obligations of the FIRSTFED pension plan. The plan was not merged into the Webster Bank Pension Plan, but instead will continue to be included in the multiple employer plan administered by Pentegra (the “Fund”). The Fund does not segregate the assets or liabilities of its participating employers in the on-going administration of this plan and accordingly, disclosure of FIRSTFED accumulated vested and nonvested benefits is not possible. Webster estimates it will make approximately $1.4 million in contributions during 2008.

As a result of the acquisition of NewMil Bancorp, Inc. (“NewMil”) in October 2006, Webster assumed the obligations of the New Milford Savings Bank Defined Benefit Pension Plan. On July 31, 2007, the New Milford Savings Bank Defined Benefit Pension Plan was merged into the Webster Bank Pension Plan.

NOTE 19: Other Comprehensive Income

The following table summarizes the components of other comprehensive income:

(In thousands)	Three months ended March 31,
	2008			2007
	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Other comprehensive (loss) income:
Deferred gain on derivatives sold	$—	$—	$—	$325	$(114)	$211
Net unrealized (loss) gain on securities available for sale	(46,381)	16,023	(30,358)	(1,032)	412	(620)
Amortization of deferred hedging gain	(168)	59	(109)	(66)	23	(43)
Amortization of unrealized loss on securities transferred to held to maturity	197	(69)	128	223	(79)	144
Amortization of net actuarial loss and prior service cost	18	(6)	12	180	(63)	117

Total other comprehensive (loss) income	$(46,334)	$16,007	$(30,327)	$(370)	$179	$(191)

NOTE 20: Recent Accounting Pronouncements

In December 2007, the FASB issued revised SFAS No. 141, Business Combinations, (SFAS No. 141(R)). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration. SFAS No. 141(R) also enhances the disclosure requirements for business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement—an amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also amends SFAS No. 128, Earnings per Share, so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. SFAS No. 160 is not expected to have a material impact on Webster’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. FASB No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for Webster on January 1, 2009. Webster is currently evaluating the impact of adopting SFAS No. 161 on the consolidated financial statements.

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

Description of Business

Webster Financial Corporation (“Webster” or the “Company”), a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Delaware in 1986. Webster, on a consolidated basis, at March 31, 2008 had assets of $17.2 billion and shareholders’ equity of $1.7 billion. Webster’s principal assets are all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”). Webster, through Webster Bank and various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout southern New England and eastern New York State. Webster also offers equipment financing, commercial real estate lending, asset-based lending and insurance premium financing on a regional or national basis. Webster Bank provides commercial banking, retail banking, consumer financing, mortgage banking, trust and investment services through 181 banking offices, 484 ATMs, and its Internet website (www.websteronline.com). Through its HSA Bank division (www.hsabank.com), Webster Bank offers health savings accounts on a nationwide basis. Webster is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act. As such the Federal Reserve is Webster’s primary regulator, and Webster is subject to extensive regulation, supervision and examination by the Federal Reserve. Webster Bank is regulated by the Office of the Comptroller of the Currency. Webster’s common stock is traded on the New York Stock Exchange under the symbol of “WBS”. Webster’s financial reports can be accessed through its website within 24 hours of filing with the SEC.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the 2007 Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for credit losses, valuation of goodwill/other intangible assets and analysis for impairment, income taxes and pension and other post retirement benefits as the Company’s most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis and the December 31, 2007 Management’s Discussion and Analysis included in the Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Summary

Webster’s net income was $24.4 million, or $.47 per diluted share, for the three months ended March 31, 2008, compared to $35.0 million, or $0.62 per diluted share, for the three months ended March 31, 2007, a decrease of 30.5%. Income from continuing operations was $26.5 million, or $.51 per diluted share, for the three months ended March 31, 2008, compared to $35.1 million, or $0.63 per diluted share for the three months ended March 31, 2007. For the three months ended March 31, 2008, loss from discontinued operations, net of taxes, totaled of $2.1 million, or $.04 per diluted share, compared to a loss, net of taxes of $44 thousand for the three months ended March 31, 2007. The year-over-year decrease in continuing operations is attributable to an increase in the provision for credit losses of $12.8 million and a decrease in net interest income of $3.2 million, which was partially offset by a decrease of $5.0 million in non-interest expenses. The year-over-year comparison of net interest income is impacted by the interest rate environment, and the effect that declining short-term interest rates and a flattening of the yield curve had on the net interest margin. The effect of these market conditions has been partially offset by the growth in the loan portfolio, particularly in higher yielding commercial and consumer loans. The year-over-year increase in discontinued operations is primarily attributable to expenses related to the sale of Webster Insurance.

Selected financial highlights are presented in the table below.

(In thousands, except per share data)	At or for the three months ended March 31,
	2008	2007 (b)
Earnings and Per Share Data
Net interest income	$124,856	$128,081
Total noninterest income	47,847	47,354
Total noninterest expense	116,111	121,161
Income from continuing operations, net of tax	26,489	35,080
Loss from discontinued operations, net of tax	(2,124)	(44)
Net income	24,365	35,036

Net income per share from continuing operations—diluted	$0.47	$0.62
Net income per share— diluted	0.47	0.62
Dividends declared per common share	0.30	0.27
Book value per common share	32.71	33.65
Tangible book value per common share	18.36	20.23

Diluted shares (average)	52,297	56,762

Selected Ratios
Return on average assets (c)	0.62%	0.83%
Return on average shareholders' equity (c)	6.11	7.40
Net interest margin	3.27	3.41
Efficiency ratio (a)	67.23	69.06
Tangible capital ratio	5.77	6.99

(a)	Total non-interest expense as a percentage of net interest income plus total non-interest income.
(b)	Certain previously reported information has been reclassified for the effect of reporting Webster Insurance and Webster Risk Services as discontinued operations.
(c)	Calculated based on income from continuing operations for all periods presented.

Net Interest Income

Net interest income, which is the difference between interest earned on loans, investments and other interest earning assets and interest paid on deposits and borrowings, totaled $124.9 million in the first quarter of 2008, which was a decrease of $3.2 million, or 2.5% compared to $128.1 million for the comparable period in 2007.

The decline in net interest income is largely due to the 300 basis point decrease in short-term interest rates over the last year which was partially offset by an increase in the volume of interest-earning assets. For the three months ended March 31, 2008, the yield on interest earning assets decreased 59 basis points due to the decrease in short-term interest rates, while the cost of interest-bearing liabilities declined 47 basis points. As a result, the net interest margin for the three months ended March 31, 2008 was 3.27%, a decrease of 14 basis points from the comparable period in 2007.

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

The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have impacted interest income and interest expense during the periods indicated. Information is provided in each category with respect to changes attributable to changes in volume (changes in volume multiplied by prior rate), changes attributable to changes in rates (changes in rates multiplied by prior volume) and the total net change. The change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate. The table presented below is based upon reported net interest income.

(In thousands)	Three months ended March 31, 2008 vs. 2007 Increase (decrease) due to
	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$(19,570)	$1,678	$(17,892)
Loans held for sale	(483)	(4,366)	(4,849)
Securities and short-term investments	(889)	6,941	6,052

Total interest income	(20,942)	4,253	(16,689)

Interest on interest-bearing liabilities:
Deposits	(11,013)	(1,375)	(12,388)
Borrowings	(8,801)	7,725	(1,076)

Total interest expense	(19,814)	6,350	(13,464)

Net change in net interest income	$(1,128)	$(2,097)	$(3,225)

Interest Income

Interest income (on a fully tax-equivalent basis) for the three months ended March 31, 2008 decreased $15.5 million, or 6.2%, from the comparable period in 2007. The decrease in short-term interest rates had an unfavorable impact on interest sensitive loans as well as lower rates on new volumes. The first quarter average balance for securities was $3.0 billion, an increase of $0.5 billion from the comparable period in 2007. The first quarter average balance for loans was $12.5 billion, an increase of $0.1 billion for the comparable period in 2007.

The yield on interest-earning assets decreased 59 basis points for the three months ended March 31, 2008 from the comparable period in 2007. The decrease reflects the declining interest rate environment in these periods.

The loan portfolio yield decreased 66 basis points to 6.08% for the three months ended March 31, 2008 and comprised 80.4% of average interest-earning assets compared to a loan portfolio yield of 6.74% and 81.6% of average interest-earning assets for the three months ended March 31, 2007.

Interest Expense

Interest expense for the three months ended March 31, 2008 decreased $13.5 million, or 11.2%, from the comparable period in 2007. The decrease was primarily due to the declining short-term interest rates.

The cost of interest bearing liabilities was 2.82% for the three months ended March 31, 2008, a decrease of 47 basis points compared to 3.29% for the comparable period in 2007. Deposit costs for the three months ended March 31, 2008 decreased to 2.49% from 2.87% for the comparable period in 2007. Total borrowing costs for the three months ended March 31, 2008 decreased 131 basis points to 4.14% from 5.45% for the comparable period in 2007.

The following summarizes the major categories of assets and liabilities together with their respective interest income or expense and the rates earned or paid by Webster.

	Three months ended March 31,
	2008			2007
(In thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$12,540,115	$191,272	6.08%	$12,445,025	$209,164	6.74%
Securities (b)	2,958,575	43,010	5.81	2,420,775	35,788	5.91
Loans held for sale	96,372	1,400	5.81	394,102	6,249	6.34

Total interest-earning assets	15,595,062	235,682	6.02	15,259,902	251,201	6.61
Noninterest-earning assets	1,538,898			1,602,979

Total assets	$17,133,960			$16,862,881

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$1,437,553	$—	—%	$1,505,598	$—	—%
Savings, NOW & money market deposits	5,796,671	24,180	1.67	5,567,702	28,762	2.10
Certificates of deposit	4,938,280	51,062	4.15	5,303,759	58,868	4.50

Total interest-bearing deposits	12,172,504	75,242	2.49	12,377,059	87,630	2.87
Repurchase agreements and other short-term debt	1,359,763	11,219	3.26	883,172	9,878	4.47
Federal Home Loan Bank advances	1,039,936	9,879	3.76	918,125	10,909	4.75
Long-term debt	658,789	10,808	6.56	620,451	12,195	7.86

Total borrowings	3,058,488	31,906	4.14	2,421,748	32,982	5.45

Total interest-bearing liabilities	15,230,992	107,148	2.82	14,798,807	120,612	3.29
Noninterest-bearing liabilities	160,546			157,247
Preferred stock of subsidiary corporation	9,577			9,577
Shareholders’ equity	1,732,845			1,897,250

Total liabilities and shareholders’ equity	$17,133,960			$16,862,881

Fully tax-equivalent net interest income		128,534			130,589
Less: tax equivalent adjustments		(3,678)			(2,508)

Net interest income		$124,856			$128,081

Interest-rate spread			3.20%			3.32%
Net interest margin (b)			3.27%			3.41%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, unrealized losses on available for sale securities of $35.1 million and $10.9 million as of March 31, 2008 and 2007, respectively, are excluded from the average balance for rate calculations.

Provision for Credit Losses

The provision for credit losses was $15.8 million for the three months ended March 31, 2008, an increase of $12.8 million compared to $3.0 million from the comparable period in 2007. Net charge-offs for the three months ended March 31, 2008 were $15.8 million within the continuing portfolio compared to $5.3 million for the comparable period in 2007. Net charge-offs within the liquidating portfolio for the three months ended March 31, 2008 were $7.8 million. The annualized net charge-off ratio for the continuing portfolio for the three months ended March 31, 2008 was 0.52% of average total loans within the continuing portfolio compared to 0.17% for the comparable period in 2007. The annualized net charge-off ratio for the liquidating portfolio for the three months ended March 31, 2008 was 7.89.% of average loans within liquidating portfolio. There are no comparables for net charge-offs within the liquidating portfolio for the three months ended March 31, 2007 as the liquidating portfolio was established in the fourth quarter of 2007.

Management performs a quarterly review of the loan portfolio and unfunded commitments to determine the adequacy of the allowance for credit losses and the amount of provision for credit losses required. Several factors influence the amount of the provision, including loan growth and changes in portfolio mix as well as net charge-offs, and the economic environment.

The allowance for credit losses, which is comprised of the allowance for loan losses and the reserve for unfunded commitments, totaled $189.8 million, or 1.51% of total loans at March 31, 2008, and $197.6 million, or 1.58% of total loans at December 31, 2007. The allowance for credit losses related to the continuing portfolio was $147.7 million, or 1.21% of loans within the continuing portfolio and $147.7 million, or 1.23% of loans within the continuing portfolio at December 31, 2007. The allowance for credit losses related to the liquidating portfolio was $42.1 million, or 10.66% of loans within the liquidating portfolio and $49.9 million, or 11.77% of loans within the liquidating portfolio at December 31, 2007.

For further information, see “Loan Portfolio Review and Allowance for Credit Losses Methodology” included in the “Financial Condition—Asset Quality” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 35 through 39 of this report.

Non-interest Income

Total non-interest income, was $47.8 million for the three months ended March 31, 2008, an increase of $0.5 million, or 1.0% from the comparable period in 2007. The increase for the three months ended March 31, 2008 is primarily attributable to a $3.1 million increase in deposit service fees and the Visa Inc. share redemption of $1.6 million partially offset by a $1.5 million decrease in mortgage banking activities, a $0.7 million loss from write-downs of investments to fair value, a $1.1 million decrease in loan related fees and a $1.0 million decrease in gains from securities transactions.

Non-interest Expenses

Total non-interest expenses for the three months ended March 31, 2008 were $116.1 million, an decrease of $5.1 million, or 4.2%, from the comparable period in 2007. The decrease was primarily due to a $5.2 reduction of severance and other closing costs. The March 31, 2008 severance and other costs amount relates to a reversal of $0.7 million for a legal reserve related to the Visa, Inc. transaction. There was $0.3 million of pension expenses in the first quarter of 2008 compared to $2.1 million in the first quarter of 2007. The first quarter of 2007 also included $4.5 million in severance and closing costs related to the sale of Peoples Mortgage and restructuring of Webster Insurance.

Income Taxes

Income taxes applicable to continuing operations was $14.3 million for the three months ended March 31, 2008, a net decrease of $1.9 million, compared to the same period in 2007, principally due to reduced pre-tax income levels for the first quarter of 2008, and forecasted for the year ending December 31, 2008, compared to the same periods in 2007. The effective tax rate was 35.1% for the 2008 first-quarter period compared to 31.6% from a year ago, an increase that reflects $1.7 million of tax expense recorded for a prior tax position that, in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), no longer met the more-likely-than-not recognition threshold. The tax rate also reflects the effects of higher levels of actual and forecasted tax-exempt interest income and dividends-received deductions, partially offset by higher state and local tax expense, in 2008 compared to 2007.

Webster expects the effective tax rate to remain subject to volatility from quarter to quarter due to the provisions of FIN 48 requiring the evaluation of new information, and the recognition of its potential impact on our tax positions in interim periods.

Business Segment Results

Webster’s operations are divided into four business segments that represent its core businesses, Commercial Banking, Retail Banking, Consumer Finance and Other. The segments are based upon the products and services provided, or the type of customer served, and they reflect the way that financial information is currently evaluated by management. The Company’s Treasury unit is included in Corporate and Reconciling amounts along with the results of discontinued operations and the amounts required to reconcile profitability metrics to GAAP reported amounts. For further discussion of Business Segment results, see pages 35-39 of Webster’s 2007 Annual Report on Form 10-K.

Description of business segment reporting methodology.

Webster’s business segments results are intended to reflect each segment as if it were a stand alone business. These business segment results are derived through the allocation of income and expense using market-based methodologies. For further discussion of those methodologies, see pages 35-36 of Webster’s 2007 Annual Report on Form 10-K.

Business Segment Performance Summary.

	For the three months ended March 31,
Net Income (In thousands)	2008	2007
Commercial Banking	$9,165	$10,878
Retail Banking	8,863	14,728
Consumer Finance	9,366	9,768

Total reportable segments	27,394	35,374
Other	1,509	2,052
Corporate & Reconciling items	(4,538)	(2,390)

Total consolidated	$24,365	$35,036

Commercial Banking

The Commercial Banking segment includes middle market, asset-based lending and commercial real estate.

Commercial Banking Results.

	For the three months ended March 31,
(In thousands)	2008	2007
Net interest income	$27,249	$26,731
Provision for credit losses	3,157	2,890

Net interest income after provision	24,092	23,841
Non-interest income	4,415	5,038
Non-interest expense	14,393	12,980

Income before income taxes	14,114	15,899
Income tax expense	4,949	5,021

Net income	$9,165	$10,878

Total assets at period end	$3,664,466	$3,343,513

Net income decreased $1.7 million, or 15.7%, for the three months ended March 31, 2008 compared to the comparable period in 2007, primarily reflecting an increase in the provision for credit losses (economic loss methodology), an increase in non-interest expense and a decrease in non-interest income. Net interest income was up slightly due to higher loan volume. Non-interest income was lower due to lower prepayment penalties, mostly in commercial real estate. The $1.4 million increase in non-interest expense is attributable to increased compensation costs related to a reduction in the deferral of salaries related to lower loan originations and increased charges for corporate technology, administration and other shared services. The increase in assets is attributable to increases in commercial real estate loans and line usage of asset based loans.

Retail Banking

Included in the Retail Banking segment is retail, business and professional banking, and investment services.

Retail Banking Results.

	For the three months ended March 31,
(In thousands)	2008	2007
Net interest income	$56,230	$63,073
Provision for credit losses	1,236	1,244

Net interest income after provision	54,994	61,829
Non-interest income	29,864	26,837
Non-interest expense	71,209	67,139

Income before income taxes	13,649	21,527
Income tax expense	4,786	6,799

Net income	$8,863	$14,728

Total assets at period end	$1,560,985	$1,572,858

Net income decreased by $5.9 million, or 39.8%, compared to the comparable period in 2007 primarily reflecting a decrease in net interest income and growth in non-interest expenses which were partially offset by the growth in non-interest income. Net interest income decreased $6.8 million, or 10.8%, primarily due to declining short-term interest rates and a flattening of the yield curve which decreased the interest margin on deposits. The increase in non-interest income of $3.0 million was driven by increased deposit related charges, primarily NSF fees, increased debit card usage and ATM surcharges. Non-interest expenses increased $4.1 million due to compensation and benefits costs and increased allocated charges for corporate technology, administration and other shared services.

Consumer Finance

Consumer Finance includes residential mortgage and consumer lending, as well as mortgage banking activities.

Consumer Finance Results.

	For the three months ended March 31,
(In thousands)	2008	2007
Net interest income	$32,226	$32,836
Provision for credit losses	3,438	3,387

Net interest income after provision	28,788	29,449
Non-interest income	3,815	5,231
Non-interest expense	18,179	20,403

Income before income taxes	14,424	14,277
Income tax expense	5,058	4,509

Net income	$9,366	$9,768

Total assets at period end	$7,049,135	$7,689,879

Net income decreased $0.4 million, or 4.1%, for the three months ended March 31, 2008 compared to the comparable period in 2007, reflecting decreases in net interest income and non-interest income and an increase in provision for credit losses offset by a decrease in non-interest expenses. The $0.6 million decrease in net interest income is primarily attributable to declining short-term interest rates, a flattening of the yield curve and a decrease in the interest on loans held for sale due to lower balances. The increase in the provision for credit losses is primarily related to an increase in net loan charge-offs. The $1.4 million decrease in non-interest income is primarily related to the discontinuation of the Company’s national wholesale mortgage banking activities. The $2.2 million decrease in non-interest expense is related to increased expenses in the prior year related to the closing of People’s Mortgage Company and severance and related charges from business lines restructurings. The decrease in assets is attributable to lower balances of loans held for sale related to the Company’s decision to exit national wholesale mortgage banking.

Other

Other includes equipment financing, investment planning, insurance premium finance, government finance and HSA Bank.

Other results.

	For the three months ended March 31,
(In thousands)	2008	2007
Net interest income	$11,256	$10,809
Provision for credit losses	1,148	1,075

Net interest income after provision	10,108	9,734
Non-interest income	6,531	6,064
Non-interest expense	14,316	12,799

Income (loss) before income taxes	2,323	2,999
Income tax expense (benefit)	814	947

Net income	$1,509	$2,052

Total assets at period end	$1,350,560	$1,292,490

Net income decreased $0.5 million, or 26.4%, in for the three months ended March 31, 2008 compared to the comparable period in 2007 reflecting increases in non-interest expense offset by increases in net interest income and non-interest income. Non-interest expense increased $1.5 million primarily due to increases in compensation and benefits related to HSA Bank and equipment financing. Net interest income increased $0.4 million, or 4.1%, compared to the three months ended March 31, 2007. The increase reflects increases in interest income on leases related to growth in the equipment financing portfolio and decreases in interest expense related to the government finance division. The increase in non-interest income of $0.5 million, or 7.7%, compared to the three months ended March 31, 2007, is related to increased deposit related charges at HSA Bank.

Reconciliation of business segments’ net income to consolidated net income.

	For the three months ended March 31,
(In thousands)	2008	2007
Net income from reportable segments	$28,903	$37,426
Adjustments, net of taxes:
Corporate Treasury Unit	4,887	1,477
Allocation of provision for credit losses	(4,427)	3,830
Allocation of net interest income	(4,165)	(2,997)
Discontinued operations	(2,124)	(44)
Allocation of non-interest income	(131)	459
Allocation of non-interest expense	1,422	(5,115)

Consolidated net income	$24,365	$35,036

Financial Condition

Webster had total assets of $17.2 billion at both March 31, 2008 and December 31, 2007.

Total loans increased by $125.0 million, or 1.0%, from December 31, 2007 and $297.7 million, or 2.4%, from March 31, 2007. The increase is principally due to increases in higher yielding commercial and commercial real estate loans. At the same time, total deposits decreased $210.9 million, or 1.7%, from December 31, 2007 and $415.1 million, or 3.3%, from March 31, 2007 from declines in retail and brokered certificates of deposits. Webster’s loan to deposit ratio was 103.8% at March 31, 2008 compared with 101.0% and 98.0% at December 31, 2007 and March 31, 2007, respectively.

At March 31, 2008, total shareholders equity of $1.7 billion represented a net decrease of $19.9 million from December 31, 2007. The change in equity for the three months ended March 31, 2008 consisted of net income of $24.4 million, $3.0 million related stock options exercised, stock based compensation and the related tax benefits and $0.1 million other miscellaneous offset by $15.8 million of dividends to common shareholders, $0.3 million to repurchase shares of common stock, a $30.4 million unfavorable change in unrealized losses on the available for sale securities portfolio (net of tax) and $0.9 million resulting from the adoption of EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements. At March 31, 2008 the tangible capital ratio was 5.77% compared to 5.89% at December 31, 2007 and 6.99% at March 31, 2007.

Securities Portfolio

Webster, either directly or through Webster Bank, maintains an investment securities portfolio that is primarily structured to provide a source of liquidity for its operating needs, to generate interest income and provide a means to balance interest rate sensitivity. At March 31, 2008, the investment securities portfolio totaled $3.0 billion, an increase of $0.1 billion from the balance at December 31, 2007 and $0.9 billion from the balance at March 31, 2007.

During the first quarter of 2008, the Federal Reserve cut the Fed Funds rate by 200 basis points in response to the financial market crisis brought on by the sub prime mortgage concerns, and short term rates declined more than intermediate and long term rates. Credit spreads widened significantly during the first quarter as recession fears and liquidity concerns gripped the market. Although rates on U.S. Treasury securities fell during the first quarter as investors sought the safety of these instruments, yields on credit sensitive fixed income securities were largely higher as investors required more return to take on the credit and liquidity risk of these types of bonds. This development negatively impacted the valuation of the credit sensitive portion of the investment portfolio, specifically corporate bonds and notes. All rated securities are current with their payments and have performed to date as expected.

Loan Portfolio

At March 31, 2008, total loans were $12.6 billion, an increase of $125.0 million from December 31, 2007. The increase is primarily due to growth in commercial loans.

Commercial loans (including commercial real estate) represented 45.8% of the loan portfolio at March 31, 2008, up from 44.7% at December 31, 2007 and 43.7% at March 31, 2007. Residential mortgage loans declined to 28.8% of the loan portfolio at March 31, 2008 from 29.2% at December 31, 2007 and 30.4% at March 31, 2007. The remaining portion of the loan portfolio consisted of consumer loans, principally home equity loans and lines of credit.

The following paragraphs highlight, by business segment, the lending activities in the various portfolios during the quarter. Please refer to Webster’s 2007 Annual Report on Form 10-K, pages 1 through 6, for a complete description of Webster’s lending activities and credit administration policies and procedures.

COMMERCIAL BANKING

Middle-Market Banking

At March 31, 2008, middle market loans, including commercial and owner-occupied commercial real estate, totaled $1.5 billion, flat when compared to $1.5 billion at December 31, 2007 and a decrease of 6.3% compared to $1.6 billion at March 31, 2007. Originations for the three months ended March 31, 2008 totaled $36.1 million as compared to $111.0 million for the comparable period in 2007. Lower originations in 2008 reflect a slowing business economy and fewer transactions that met Webster’s risk return criteria.

Commercial Real Estate Lending

At March 31, 2008 commercial real estate loans totaled $2.2 billion, an increase of 6.6% compared to $2.1 billion at December 31, 2007 and an increase of 13.4% compared to $1.9 billion at March 31, 2007. Given the recent disruption in the capital markets, Webster has seen opportunities to book high quality, low loan to value loans. Included in these loans are owner-occupied loans originated by the Middle Market division and owner-occupied and non-owner-occupied loans originated in the Business & Professional Banking divisions of $698 million at March 31, 2008, $714 million at December 31, 2007 and $750 million at March 31, 2007. The balance of the portfolio is administered by the Commercial Real Estate Division. During the three months ended March 31, 2008, originations totaled $120.7 million compared to $102.4 million for the comparable period in 2007.

Asset-Based Lending

At March 31, 2008, asset-based loans totaled $831.1 million, an increase of 4.8% compared to $792.7 million at December 31, 2007 and $739.8 million at March 31, 2007. The majority of these loans are managed by Webster Business Credit Corporation (“WBCC”), an asset-based lending subsidiary headquartered in New York, NY. In addition to direct originations, WBCC generally establishes depository relationships with the borrower through cash management accounts. At March 31, 2008, December 31, 2007 and March 31, 2007 the total of these deposits was $32.9 million, $35.2 million and $33.0 million, respectively. During the three months ended March 31, 2008, WBCC funded loans of $21.2 million, with new commitments of $71.5 million, compared to funding loans of $20.5 million with new commitments of $53.0 million for the comparable period in 2007.

RETAIL BANKING

Business & Professional Banking

Business & Professional Banking, Webster’s small business banking division, had loans outstanding of $909.9 million at both March 31, 2008 and December 31, 2007, a decrease of 0.7% compared to $916.5 million at March 31, 2007. Included in the portfolio is $531.3 million of loans secured by commercial real estate. New originations for the three months ended March 31, 2008 totaled $94.6 million, compared to $105.6 million for the comparable period in 2007.

CONSUMER FINANCE

Residential Mortgage and Mortgage Banking

For the three months ended March 31, 2008, residential mortgage loan originations totaled $262.9 million, compared to $921.4 million for the comparable period in 2007. Prior to 2008, the majority of this originated loan volume, including servicing, was sold in the secondary market. In 2007, Webster discontinued all national wholesale mortgage banking activities. As a result, originations for 2008 and the balance of loans held for sale are substantially lower than prior periods. At March 31, 2008 and December 31, 2007, there were $8.2 million and $221.6 million, respectively, of residential mortgage loans held for sale in the secondary market. See Note 4 of Notes to Consolidated Interim Financial Statements within this report for further information.

The residential mortgage loan continuing portfolio totaled $3.6 billion at March 31, 2008 and December 31, 2007. At March 31, 2008, approximately $901.2 million, or 25%, of the portfolio consisted of adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. At March 31, 2008, approximately $2.7 billion, or 75%, of the total residential mortgage loan portfolio, consisted of fixed rate loans.

The liquidating portfolio of residential construction loans totaled $68.5 million at March 31, 2008, a decrease of 17.7%, or $14.7 million, compared to December 31, 2007.

Consumer Loans

Consumer finance includes home equity loans and lines of credit and other consumer loans. At March 31, 2008, consumer loans within the continuing portfolio totaled $2.9 billion, a decrease of 1.6%, or $46.5 million, compared to December 31, 2007. At March 31, 2008, consumer loans within the liquidating portfolio totaled $326.5 million, a decrease of 4.1%, or $14.2, million compared to December 31, 2007.

OTHER

Equipment Financing

Center Capital Corporation (“Center Capital”), a nationwide equipment financing subsidiary of Webster Bank, had a portfolio which totaled $983.5 million at March 31, 2008, a decrease of 0.2% compared to $985.3 million at December 31, 2007 and an increase of 7.4% compared to $915.6 million at March 31, 2007. Center Capital originated $99.3 million in loans during the three months ended March 31, 2008, compared to $101.5 million during the comparable period in 2007.

Insurance Premium Financing

Budget Installment Corporation (“BIC”), an insurance premium financing subsidiary, provides products covering commercial property and casualty policies for businesses throughout the United States. BIC had total loans outstanding of $73.7 million at March 31, 2008, a decrease of 12.7% compared to $84.4 million at December 31, 2007 and a decrease of 11.8% compared to $83.6 million at March 31, 2007. Loans originated in the three months ended March 31, 2008 totaled $38.9 million, compared to $47.6 million for comparable period in 2007.

Asset Quality

Loan Portfolio Review and Allowance for Credit Losses Methodology

Webster strives to maintain asset quality through its underwriting standards, servicing of loans and management of nonperforming assets. The allowance for credit losses is maintained at a level estimated by management to provide adequately for probable losses inherent in the current loan portfolio and unfunded commitments. Probable losses are estimated based upon a quarterly review of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors which, in management’s judgment, deserve current recognition in estimating credit losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on nonaccrual loans, criticized loans and watch list loans including an analysis of the collateral for such loans.

The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments and letters of credit. These commitments are converted to estimates of potential loss using loan equivalency factors, and include internal and external historic loss experience. At March 31, 2008, the reserve for unfunded credit commitments was $9.5 million, which represents 5.0% of the total allowance for credit losses.

Management considers the adequacy of the allowance for credit losses to be a critical accounting policy. The adequacy of the allowance is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Webster’s market and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for credit losses is adequate as of March 31, 2008, actual results may prove different and these differences could be significant.

A summary of the changes in the allowance for credit losses follows:

	Three Months Ended March 31,
(In thousands)	2008	2007
Beginning balance—continuing portfolio	$147,680	$154,994
Provision	15,800	3,000

Charge-offs continuing portfolio:
Commercial	(11,439)	(2,581)
Residential	(1,481)	(2,293)
Consumer	(3,696)	(1,993)

Charge-offs continuing portfolio	(16,616)	(6,867)
Recoveries	817	1,533

Net loan charge-offs—continuing portfolio	(15,799)	(5,334)

Ending balance—continuing portfolio	$147,681	$152,660

Beginning balance—liquidating portfolio	$49,906	$—
Provision	—	—

Charge-offs liquidating portfolio:
NCLC	(4,341)	—
Consumer	(3,448)	—

Charge-offs liquidating portfolio	(7,789)	—
Recoveries	10	—

Net loan charge-offs—liquidating portfolio	(7,779)	—

Ending balance—liquidating portfolio	$42,127	$—

Ending balance-total	$189,808	$152,660

Components:
Allowance for loan losses	$180,308	$188,086
Reserve for unfunded credit commitments	9,500	9,500

Allowance for credit losses	$189,808	$197,586

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.

A summary of annualized net charge-offs to average outstanding loans by category follows:

	Three months ended March 31,
	2008	2007
Net charge-offs continuing:
Residential	0.16%	0.25%
Commercial (a)	0.77	0.07
Consumer	0.48	0.23

Net charge-offs continuing	0.52%	0.17%

Net charge-offs liquidating:
NCLC	25.78%	n/a
Consumer (home equity)	4.20	n/a

Net charge-offs liquidating	7.89	n/a

Total net charge-offs to total average loans	0.75%	0.17%

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.

See the Allowance for Credit Losses Methodology section within Management’s Discussion and Analysis on pages 44 through 47 of Webster’s 2007 Annual Report on Form 10-K for additional information.

Nonperforming Assets

The following table details nonperforming assets:

	March 31, 2008		December 31,2007		March 31, 2007
(Dollars in thousands)	Amount	Percent (1)	Amount	Percent (1)	Amount	Percent (1)
Loans accounted for on a nonaccrual basis:
Continuing Portfolio:
Commercial:
Commercial banking	$30,264	1.17	$26,804	1.06	$13,679	0.65
Equipment financing	5,719	0.58	6,473	0.66	2,405	0.31

Total commercial	35,983		33,277		16,084
Commercial real estate	21,211	0.97	12,896	0.63	18,524	1.02
Residential:
Residential construction to permanent	4,200	4.14	2,820	5	—	—
All other	22,042	0.63	19,532	0.56	10,838	0.22

Total residential	26,242	0.73	22,352	0.63	10,838	0.22
Consumer	17,084	0.60	14,455	0.50	8,114	0.00

Nonaccruing loans—continuing portfolio	100,520	0.82	82,980	0.69	53,560

Liquidating Portfolio:
NCLC(2)	29,804	29.40	22,797	27.63	2,635	—
Consumer (home equity)	9,378	2.87	7,126	2.07	2,694	—

Nonaccruing loans—liquidating portfolio	39,182	9.92	29,923	7.06	5,329

Total nonaccruing loans	139,702	1.11	112,903	0.90	58,889

Foreclosed and repossessed assets:
Commercial	6,590		2,211		4,833
Residential	1,820		1,062		350
Consumer	5,872		4,896		758

Total foreclosed and repossessed assets	14,282		8,169		5,941

Total nonperforming assets	$153,984		$121,072		$64,830

(1)	Percentage represents the balance of nonaccrual loans to the total loans outstanding within the comparable category.
(2)	NCLC is defined as National Construction Lending Center.

The increase in total nonperforming assets of $32.9 million was the result of an increase of $17.5 million in the continuing portfolio, $9.3 million in the liquidating portfolio and $6.1 million in foreclosed and repossessed assets. Within the continuing portfolio, two residential development loans totaling $6.5 million were put on nonaccrual during the quarter. One of the two loans is current but was put on nonaccrual given softening seen in home sales. The increase of $9.3 million within the liquidating portfolio related to loans that were 30-89 days past due in the fourth quarter of 2007 migrating over to nonaccrual status during the first quarter of 2008.

The allowance for loan losses at March 31, 2008 was $180.3 million and represented 1.43% of total loans compared to an allowance of $188.1 million that represented 1.51% of total loans at December 31, 2007. The allowance for loan losses allocated to the continuing portfolio at March 31, 2008 was $138.2 million and represented 1.13% of loans within the continuing portfolio compared to an allowance of $138.2 million that represented 1.15% of loans within the continuing portfolio December 31, 2007. The allowance for loan losses allocated to the liquidating portfolio at March 31, 2008 was $42.1 million and represented 10.66% of loans within the liquidating portfolio compared to an allowance of $49.9 million that represented 11.77% of loans within the liquidating portfolio December 31, 2007. For additional information on the allowance, see Note 6 of Notes to Consolidated Interim Financial Statements elsewhere in this report.

Not included in the totals above are performing troubled debt restructurings of $7.2 million at March 31, 2008, $18.1 million at December 31, 2007 and $144,000 at March 31, 2007.

Other Past Due Loans

The following table sets forth information regarding Webster’s over 30-day delinquent loans, excluding loans held for sale and nonaccrual loans.

	March 31, 2008		December 31, 2007		March 31, 2007
(Dollars in thousands)	Principal Balances	Percent (1)	Principal Balances	Percent (1)	Principal Balances	Percent (1)
Past due 30-89 days:
Continuing Portfolio:
Residential	$25,634	0.71	$23,710	0.67	$10,354	0.37
Commercial	20,498	0.79	18,935	0.54	24,119	1.61
Commercial real estate	30,654	1.40	12,054	0.59	6,429	1.75
Consumer	20,721	0.72	22,347	0.77	6,801	0.39

Past Due 30-89 days
Continuing portfolio	97,507		77,046		47,703

Liquidating Portfolio:
NCLC	4,983	4.9	13,143	15.90	1,835	—
Consumer (home equity)	10,473	3.21	8,793	2.58	2,815	—

Past Due 30-89 days
Liquidating portfolio	15,456		21,936		4,650

Past due 90 days or more and accruing:
Commercial	596	0.02	1,141	0.03	1,361	0.23
Commercial real estate	436	0.02	750	0.04	3,275	—

Total	$113,995		$100,873		$56,989

(1)	Percentage represents the balance of past due loans to the total loans outstanding within the comparable category.

The increase in the past due loans related to the continuing portfolio of $20.5 million is primarily related to two borrowers within the commercial real estate portfolio. The decrease in the past due loans related to the liquidating portfolio of $6.5 million is attributed to loans becoming 90 days or more past due and are reported as nonaccruing loans as of March 31, 2008.

Deposits

Total deposits decreased $210.9 million, or 1.7%, to $12.1 billion at March 31, 2008 from December 31, 2007 and $415.1 million, or 3.3%, from March 31, 2007. The decrease occurred primarily in certificates of deposit and brokered deposits partially offset by increases in Savings and health savings accounts.

Borrowings and Other Debt Obligations

Total borrowed funds, including long-term debt, increased $237.4 million, or 8.1%, to $1.2 billion at March 31, 2008 from December 31, 2007 and $955.7 million, or 43.0% from March 31, 2007. Borrowings represented 18.4% of assets at March 31, 2008 compared to 17.1% at December 31, 2007 and 13.2% at March 31, 2007. See Notes 10 and 11 of Notes to Consolidated Interim Financial Statements for additional information.

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

The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points over a twelve month period starting March 31, 2008 and December 31, 2007 might have on Webster’s net income for the subsequent twelve month period.

	-200 bp	-100 bp	+100 bp	+200 bp
March 31, 2008	-3.7%	-0.7%	0.0%	-0.4%
December 31, 2007	-1.9%	-0.5%	-0.7%	-0.6%

Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is well within policy limits for all scenarios. The flat rate scenario at the end of 2007 assumed a Fed Funds rate of 4.25%. The flat rate scenario as of March 31, 2008 assumed a Fed funds rate of 2.25%. The increase in risk to lower rates since year end is mainly due to deposit floors that are reached and the replacement of short term funding with some fixed rate term funding. The -200 basis point scenario has the Fed funds dropping to only 0.25% by the end of the twelve month period.

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s net income for the subsequent twelve month period starting March 31, 2008 and December 31, 2007.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100 BP	-50 BP	+50 BP	+100 BP	-100 BP	-50 BP	+50 BP	+100 BP
March 31, 2008	1.6%	1.7%	-2.0%	-4.0%	-4.4%	-1.6%	1.4%	2.3%
December 31, 2007	5.0%	2.4%	-2.9%	-5.5%	-6.5%	-2.8%	-2.3%	4.4%

The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months and the long end is terms of greater than 18 months. Webster’s net income generally benefits from a rise in long term interest rates since more new and existing assets than liabilities are tied to long term rates. A decline in long term interest rates has the opposite effect and is relatively greater in the -100 basis point scenario due to an acceleration of mortgage related asset prepayments. Webster’s net income generally benefits from a fall in short term interest rates since more new and existing liabilities than assets are tied to short term rates over a twelve month period. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base. An increase in short term interest rates has the opposite effect on net income. The reduction in risk to changes in the short end of the yield curve are mainly due to the lower starting rate environment which puts certain deposit rates closer to their assumed floors and due to the replacement of some short term funding with fixed rate term funding. The changes to risk from the long end of the yield curve are a result of slower mortgage prepayment speeds from widening spreads and a steeper yield curve. Webster is within policy for all scenarios.

The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at March 31, 2008 and December 31, 2007 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change
			-100 BP	+100 BP
March 31, 2008
Assets	$17,243,562	$16,708,800	$307,107	$(360,860)
Liabilities	15,526,846	15,041,056	226,771	(200,196)

Total	$1,716,716	$1,667,744	$80,336	$(160,664)
Net change as % of base net economic value			4.8%	(9.6)%

December 31, 2007
Assets	$17,201,960	$16,564,733	$296,729	$(347,718)
Liabilities	15,455,751	14,883,770	195,971	(177,071)

Total	$1,746,209	$1,680,963	$100,758	$(170,647)
Net change as % of base net economic value			6.0%	(10.2)%

The book value of assets exceeded the estimated economic value at March 31, 2008 and December 31, 2007 principally because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $766.5 million and $768.0 million, respectively.

Changes in net economic value are primarily driven by changing durations of assets and liabilities which are caused by changes in the level of interest rates and in interest rate volatilities. Long term rates have fallen about 60 basis points since year end and volatility has increased. These changes in rates and volatility have had a modest impact on equity at risk at March 31, 2008 versus December 31, 2007 in both the +100 and -100 basis point scenarios as seen in the table above.

These net income and economic values estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at March 31, 2008 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.

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

At March 31, 2008 and December 31, 2007, FHLB advances outstanding totaled $0.9 billion and $1.1 billion, respectively. Webster Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.3 billion and $0.8 billion at March 31, 2008 and December 31, 2007, respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $0.4 billion at March 31, 2008 or used to collateralize other borrowings, such as repurchase agreements.

Webster’s primary sources of liquidity at the parent company level are dividends from Webster Bank, investment income and net proceeds from borrowings, investment sales and capital offerings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster’s common stock and the payment of principal and interest to holders of senior notes and capital securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company. At March 31, 2008, $11.8 million of retained earnings were available for the payment of dividends to the Company. Webster also maintains $75 million in available revolving lines of credit with correspondent banks.

For the three months ended March 31, 2008, a total of 7,924 shares of common stock were repurchased at an average cost of $32.00 per common share. No shares were repurchased as part of the September 2007, 2.7 million share stock buyback program with 2.1 shares remaining available to be repurchased under the program. All 7,924 shares were repurchased outside of the publicly announced repurchase program in the open market to fund equity compensation plans. See Note 13 of Notes to Consolidated Interim Financial Statements within this report for further information.

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

For the year three months ended March 31, 2008, Webster Bank did not engage in any off-balance sheet transactions that would have a material effect on its consolidated financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 40-41 under the caption “Asset/Liability Management and Market Risk”.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2008 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Webster or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 1A. RISK FACTORS

During the three months ended March 31, 2008, there were no material changes to the risk factors relevant to Webster’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser”, as defined in Section 240.10b-18(a)(3) of the Securities Exchange Act of 1934, of shares of Webster common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1-31, 2008	1,228	$31.97	—	2,111,200

February 1-29, 2008	3,138	33.84	—	2,111,200

March 1-31, 2008	3,558	30.39	—	2,111,200

Total	7,924	$32.00	—	2,111,200

(1)	The Company’s current stock repurchase program, which was announced on September 26, 2007, authorized the Company to purchase up to an additional 5% of Webster’s common stock outstanding at the time of authorization, or 2.7 million shares. The program will remain in effect until fully utilized or until modified, superseded or terminated. All 7,924 shares repurchased during the three months ended March 31, 2008 were repurchased outside of the repurchase program in the open market to fund equity compensation plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-31486) filed within the SEC on March 10, 2006 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

3.3	Bylaws, as amended effective December 18, 2007 (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on December 19, 2007 and incorporated herein by reference).

4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: May 7, 2008	By:	/s/ Gerald P. Plush
Gerald P. Plush
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-31486) filed within the SEC on March 10, 2006 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

3.3	Bylaws, as amended effective December 18, 2007 (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on December 19, 2007 and incorporated herein by reference).

4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.