Form 10-Q
period 2008-06-30
WEBSTER FINANCIAL CORP
filed 2008-08-05
CIK 801337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of common stock outstanding as of July 31, 2008 was 52,547,675.

ITEM 1. INTERIM FINANCIAL STATEMENTS

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share and per share data)	June 30, 2008	December 31, 2007
Assets:
Cash and due from depository institutions	$323,480	$306,654
Short-term investments	2,996	5,112
Investment securities:
Trading, at fair value	2,280	2,340
Available for sale, at fair value	849,591	639,364
Held-to-maturity (fair value of $2,026,214 and $2,094,566)	2,065,771	2,107,227
Other securities	132,210	110,962

Total investment securities	3,049,852	2,859,893
Loans held for sale	3,972	221,568
Loans, net	12,581,586	12,287,857
Goodwill	719,538	728,038
Cash surrender value of life insurance	274,570	269,366
Premises and equipment	190,273	193,063
Accrued interest receivable	73,060	80,432
Assets held for disposition	900	51,603
Other intangible assets, net	36,965	39,977
Deferred tax assets, net	94,823	58,126
Prepaid expenses and other assets	126,621	100,271

Total assets	$17,478,636	$17,201,960

Liabilities and Shareholders’ Equity:
Deposits	$12,076,567	$12,354,158
Federal Home Loan Bank advances	1,419,570	1,052,228
Securities sold under agreements to repurchase and other short-term debt	1,275,024	1,238,012
Long-term debt	653,995	650,643
Liabilities held for disposition	—	9,261
Accrued expenses and other liabilities	152,198	151,449

Total liabilities	15,577,354	15,455,751

Preferred stock of subsidiary corporation	9,577	9,577
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized—3,000,000 shares;	225,000	—
Issued and outstanding—225,000 shares at June 30, 2008
Common stock, $.01 par value; Authorized—200,000,000 shares;	566	566
Issued—56,603,497 shares and 56,594,469 shares
Paid in capital	729,090	734,604
Retained earnings	1,146,628	1,183,621
Less: Treasury stock, at cost; 4,052,343 and 4,119,374 shares	(163,439)	(166,263)
Accumulated other comprehensive loss, net	(46,140)	(15,896)

Total shareholders’ equity	1,891,705	1,736,632

Total liabilities and shareholders’ equity	$17,478,636	$17,201,960

See accompanying Notes to Consolidated Interim Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Interest Income:
Loans	$175,786	$210,337	$367,058	$419,501
Investments	38,115	32,563	77,447	65,843
Loans held for sale	92	7,419	1,492	13,668

Total interest income	213,993	250,319	445,997	499,012

Interest Expense:
Deposits	60,055	89,683	135,297	177,313
Borrowings	28,252	30,283	60,158	63,265

Total interest expense	88,307	119,966	195,455	240,578

Net interest income	125,686	130,353	250,542	258,434
Provision for credit losses	25,000	4,250	40,800	7,250

Net interest income after provision for credit losses	100,686	126,103	209,742	251,184

Noninterest Income:
Deposit service fees	29,943	28,758	58,376	54,112
Loan related fees	7,891	7,901	14,749	15,841
Wealth and investment services	7,634	7,637	14,590	14,515
Mortgage banking activities	104	3,962	844	6,191
Increase in cash surrender value of life insurance	2,623	2,586	5,204	5,120
Securities’ gains, net	126	503	249	1,044
Loss on write-down of investments to fair value	(54,924)	—	(56,177)	—
Gain on Webster Capital Trust I and II securities	—	2,130	—	2,130
Visa share redemption	—	—	1,625	—
Other income	854	2,025	2,638	3,903

Total noninterest income	(5,749)	55,502	42,098	102,856

Noninterest Expenses:
Compensation and benefits	62,866	60,899	126,309	122,434
Occupancy	13,128	12,064	26,810	24,625
Furniture and equipment	15,634	15,014	30,794	29,572
Intangible assets amortization	1,464	3,144	3,012	6,466
Marketing	4,940	4,175	8,583	8,363
Professional services	3,706	3,181	7,859	7,692
Debt redemption premium	—	8,940	—	8,940
Goodwill impairment	8,500	—	8,500	—
Severance and other costs	9,368	5,291	8,718	9,813
Other expenses	18,117	16,224	33,249	32,188

Total noninterest expenses	137,723	128,932	253,834	250,093

(Loss) income from continuing operations before income tax (benefit) expense	(42,786)	52,673	(1,994)	103,947
Income tax (benefit) expense	(14,285)	16,801	18	32,995

(Loss) income from continuing operations	(28,501)	35,872	(2,012)	70,952
Loss from discontinued operations, net of tax	(439)	(405)	(2,563)	(449)

Net (loss) income applicable to common shareholders	$(28,940)	$35,467	$(4,575)	$70,503

Net (loss) income per common share:

Basic
(Loss) income from continuing operations	$(0.55)	$0.65	$(0.04)	$1.27
Net (loss) income applicable to common shareholders	(0.56)	0.64	(0.09)	1.26

Diluted
(Loss) income from continuing operations	(0.55)	0.64	(0.04)	1.26
Net (loss) income applicable to common shareholders	(0.56)	0.63	(0.09)	1.25

See accompanying Notes to Consolidated Interim Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (unaudited)

	Six months ended June 30, 2007
	Preferred	Common Stock		Paid-in	Retained	Treasury	Accumulated Other Comprehensive
(In thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance, December 31, 2006	$—	56,388,707	$564	$726,886	$1,150,008	$—	$(3,324)	$1,874,134
Comprehensive income:	—	—	—	—	70,503	—	—	70,503
Net income
Other comprehensive income (loss), net of taxes:
Defered gain on derivatives sold	—	—	—	—	—	—	2,636	2,636
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	—	—	(4,574)	(4,574)
Amortization of unrealized loss on securities transferred to held to maturity, net of taxes	—	—	—	—	—	—	200	200
Amortization of net actuarial loss and prior service costs	—	—	—	—	—	—	234	234
Amortization of deferred hedging gain	—	—	—	—	—	—	(85)	(85)

Other comprehensive loss								(1,589)

Comprehensive income								68,914
Dividends paid of $.57 per common share	—	—	—	—	(32,198)	—	—	(32,198)
Exercise of stock options, including excess tax benefits	—	189,206	2	6,262	—	—	—	6,264
Repurchase of 1,973,753 common shares	—	—	—	—	—	(87,032)	—	(87,032)
Stock-based compensation expense	—	—	—	1,674	—	—	—	1,674
Restricted stock grants and expense	—	4,176	—	2,373	—	537	—	2,910
Cumulative impact of change in accounting for uncertainties in income taxes	—	—	—	—	1,400	—	—	1,400
Contingent consideration in a business combination	—	—	—	105	—	1,480	—	1,585

Balance, June 30, 2007	$—	56,582,089	$566	$737,300	$1,189,713	$(85,015)	$(4,913)	$1,837,651

	Six months ended June 30, 2008
	Preferred	Common Stock		Paid-in	Retained	Treasury	Accumulated Other Comprehensive
(In thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance, December 31, 2007	$—	56,594,469	$566	$734,604	$1,183,621	$(166,263)	$(15,896)	$1,736,632
Comprehensive income (loss):
Net loss	—	—	—	—	(4,575)	—	—	(4,575)
Other comprehensive income (loss), net of taxes:
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	—	—	(32,324)	(32,324)
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	—	150	150
Net actuarial loss and prior service cost for pension and other postretirement benefits	—	—	—	—	—	—	23	23
Unrealized gain on cash flow hedge	—	—	—	—	—	—	2,123	2,123
Amortization of deferred hedging gain	—	—	—	—	—	—	(216)	(216)

Other comprehensive loss								(30,244)

Comprehensive loss								(34,819)
Dividends paid of $.60 per common share	—	—	—	—	(31,495)	—	—	(31,495)
Exercise of stock options, including excess tax benefits	—	4,695	—	(73)	—	513	—	440
Repurchase of 11,447 common shares	—	—	—	—	—	(349)		(349)
Stock-based compensation expense	—	—	—	1,327	—	—	—	1,327
Restricted stock grants and expense	—	4,333	—	532	—	2,660	—	3,192
Issuance of convertible preferred stock	225,000	—	—	(7,300)	—	—	—	217,700
EITF 06-4 Adoption	—	—	—	—	(923)	—	—	(923)

Balance, June 30, 2008	$225,000	56,603,497	$566	$729,090	$1,146,628	$(163,439)	$(46,140)	$1,891,705

See accompanying Notes to Consolidated Interim Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
(In thousands)	2008	2007
Operating Activities:
Net (loss )income	$(4,575)	$70,503
Loss from discontinued operations, net of tax	(2,563)	(449)

(Loss) income from continuing operations	(2,012)	70,952
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
Provision for credit losses	40,800	7,250
Depreciation and amortization	26,027	25,754
Amortization of intangible assets	3,012	6,466
Gain on Webster Capital Trust I and II securities	—	(2,130)
Debt redemption premium	—	8,940
Stock-based compensation	4,519	4,584
Excess tax benefits from stock-based compensation	(1)	(598)
Net loss (gain) on sale of foreclosed properties	925	(35)
Loss on write-down of investments to fair value	56,177	—
Impairment of goodwill	8,500	—
Net gain on sale of securities	(316)	(1,128)
Net gain on sale of loans and loan servicing	(844)	(6,191)
Net loss on trading securities	67	84
Increase in trading securities	(7)	(1,177)
Increase in cash surrender value of life insurance	(5,204)	(5,120)
Loans originated for sale	(157,810)	(1,632,814)
Proceeds from sale of loans originated for sale	376,250	1,524,588
Decrease in interest receivable	7,372	5,487
Net (increase) decrease in prepaid expenses and other assets	(17,063)	109
Net (decrease) increase in accrued expenses and other liabilities	(18,508)	39,485
Proceeds from surrender of life insurance contracts	—	338

Net cash provided by operating activities	321,884	44,844

Investing Activities:
Purchases of securities, available for sale	(339,438)	(240,581)
Proceeds from maturities and principal payments of securities available for sale	21,083	296,975
Proceeds from sales of securities, available for sale	6,277	29,807
Purchases of held-to-maturity securities	(75,163)	(57,702)
Proceeds from maturities and principal payments of held-to-maturity securities	116,252	97,380
Purchases of other securities	(21,248)	—
Net decrease in short-term investments	2,116	167,426
Net increase in loans	(341,820)	(80,775)
Proceeds from sale of foreclosed properties	5,855	1,714
Net purchases of premises and equipment	(15,730)	(15,092)

Net cash (used for) provided by investing activities	(641,816)	199,152

Financing Activities:
Net (decrease) increase in deposits	(277,591)	360,665
Proceeds from FHLB advances	28,275,925	11,714,916
Repayment of FHLB advances	(27,906,974)	(12,256,687)
Increase in securities sold under agreements to repurchase and other short-term borrowings	37,322	7,066
Net proceeds from issuance of preferred stock	217,700	—
Issuance of long term debt	—	199,344
Payments on long term debt	—	(172,170)
Cash dividends to common shareholders	(31,495)	(32,198)
Exercise of stock options	440	5,278
Excess tax benefits from stock-based compensation	1	598
Common stock repurchased	(349)	(87,032)

Net cash provided by (used for) financing activities	314,979	(260,220)

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued

	Six months ended June 30,
(In thousands)	2008	2007
Cash Flows from Discontinued Operations:
Operating activities	$(2,141)	$(2,441)
Proceed from sale of discontinued operations	23,920	—

Net cash provided by (used for) discontinued operations	21,779	(2,441)

Increase (decrease) in cash and cash equivalents	16,826	(18,665)
Cash and cash equivalents at beginning of period	306,654	311,888

Cash and cash equivalents at end of period	$323,480	$293,223

Supplemental disclosures of cash flow information:
Interest paid	$199,203	$241,021
Income taxes paid	24,190	31,239

Noncash investing and financing activities:
Transfer of loans and leases, net to foreclosed properties	$15,478	$4,894
Issuance of loan to finance sale of subsidiary	18,000	—
Transfer of property from premises and equipment to assets held for disposition	900	—
Mortgage loans securitized and transferred to mortgage-backed securities held-to-maturity	—	632,897
Residential construction loans held-for-sale transferred to residential construction loan portfolio	—	96,324
Contingent consideration in a business combination	—	1,585

Sale transactions:
Fair value of noncash assets sold	$40,833	$—
Fair value of liabilities extinguished	7,117	—

See accompanying Notes to Consolidated Interim Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Interim Financial Statements

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies and Other Matters

The Consolidated Interim Financial Statements include the accounts of Webster Financial Corporation (“Webster” or the “Company”) and its subsidiaries. The Consolidated Interim Financial Statements and Notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three or six months ended June 30, 2008 are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the Consolidated Interim Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the Consolidated Interim Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are susceptible to near-term changes include goodwill impairment, other-than-temporary impairment on securities, the determination of the allowance for credit losses and the valuation allowance for the deferred tax asset. These Consolidated Interim Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Webster’s Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, (SFAS No. 141(R)). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration. SFAS No. 141(R) also enhances the disclosure requirements for business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement—an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also amends SFAS No. 128, Earnings per Share, so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. SFAS No. 160 is not expected to have a material impact on Webster’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for Webster on January 1, 2009. Webster is currently evaluating the impact of adopting SFAS No. 161 on the Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS No. 162 did not have an effect on the Company’s Consolidated Interim Financial Statements.

NOTE 2: Sale Transactions

On February 1, 2008, Webster completed the sale of Webster Insurance to USI Holdings Corporation. In connection with the sale, Webster Bank entered into a joint marketing arrangement with USI to provide expanded products and services to their respective clients. The sale resulted in the recording of a loss of $2.2 million, net of tax in the first quarter of 2008. A total of $40.4 million of assets held for disposition were transferred to the buyer as well as $6.3 million of liabilities.

On April 22, 2008, Webster announced that a definitive agreement had been reached to sell Webster Risk Services, a third-party workers’ compensation administrator. A $0.2 million loss, net of tax, was recorded upon completion of the sale on June 30, 2008.

The activities related to Webster Insurance and Webster Risk Services have been reported separately, with current and prior period amounts reclassified as assets and liabilities held for disposition in the Consolidated Balance Sheets and operating results reclassified as discontinued operations in the Consolidated Statements of Operations. Related prior period disclosures in the Notes to the Consolidated Interim Financial Statements have also been revised to incorporate the effect of the discontinued operations. Excluding the $2.4 million loss, net of taxes on the sale of Webster Insurance and Webster Risk Services, the operating results from discontinued operations for both the three and six months ended June 30, 2008 was a loss of $0.2 million, net of taxes.

NOTE 3: Investment Securities

The following table presents a summary of the cost and fair value of Webster’s securities:

	June 30, 2008				December 31, 2007
	Amortized Cost	Unrealized		Estimated Fair Value	Amortized Cost	Unrealized		Estimated Fair Value
(In thousands)		Gains	Losses			Gains	Losses
Trading:
Municipal bonds and notes				$2,280				$2,340

Available for Sale:
Government Treasury Bills	$1,497	$1	$—	$1,498	$—	$—	$—	$—
Corporate bonds and notes	306,747	190	(55,580)	251,357	350,209	2,672	(20,583)	332,298
Equity securities	63,840	621	(3,302)	61,159	78,354	1,763	(4,944)	75,173
Mortgage-backed securities	544,567	1,187	(10,177)	535,577	230,116	1,831	(54)	231,893

Total available for sale	$916,651	$1,999	$(69,059)	$849,591	$658,679	$6,266	$(25,581)	$639,364

Held-to-maturity:
Municipal bonds and notes	$687,246	$5,453	$(11,261)	$681,438	$635,103	$10,580	$(2,470)	$643,213
Mortgage-backed securities	1,378,525	1,850	(35,599)	1,344,776	1,472,124	2,748	(23,519)	1,451,353

Total held-to-maturity	$2,065,771	$7,303	$(46,860)	$2,026,214	$2,107,227	$13,328	$(25,989)	$2,094,566

Other securities:
Federal Home Loan Bank stock	$90,495	$—	$—	$90,495	$69,249	$—	$—	$69,249
Federal Reserve Bank stock	41,715	—	—	41,715	41,713	—	—	41,713

Total other securities	$132,210	$—	$—	$132,210	$110,962	$—	$—	$110,962

Management evaluates all investments with an unrealized loss in value, whether caused by adverse interest rates, credit movements or some other factor to determine if the loss is other-than-temporary.

The following table provides information on the gross unrealized losses and fair value of Webster’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008.

	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Corporate bonds and notes	$170,055	$(50,346)	$9,738	$(5,234)	$179,793	$(55,580)
Equity securities	14,830	(3,302)	—	—	14,830	(3,302)
Mortgage-backed securities	317,241	(10,177)	—	—	317,241	(10,177)

Total available for sale	$502,126	$(63,825)	$9,738	$(5,234)	$511,864	$(69,059)

Held-to-maturity:
Municipal bonds and notes	$362,205	$(10,249)	$18,955	$(1,012)	$381,160	$(11,261)
Mortgage-backed securities	700,826	(11,863)	541,337	(23,736)	1,242,163	(35,599)

Total held-to-maturity	$1,063,031	$(22,112)	$560,292	$(24,748)	$1,623,323	$(46,860)

Total securities	$1,565,157	$(85,937)	$570,030	$(29,982)	$2,135,187	$(115,919)

The following table provides information on the gross unrealized losses and fair value of Webster’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007.

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

The following summarizes, by security type, the basis for the conclusion that the applicable investments within the Company’s available for sale portfolio were not other-than-temporarily impaired at June 30, 2008:

The unrealized losses on the Company’s investment in corporate bonds and notes increased to $55.6 million at June 30, 2008 after an other-than-temporary impairment charge of $41.6 million for the three and six months ended June 30, 2008. This portfolio consists of various trust preferred securities, both pooled and single issuer, that are at investment grade, below investment grade and unrated. The decline in market value is attributable primarily to changes in interest rates therefore, the Company continues to believe it will collect all scheduled payments. The Company also has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity. As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2008.

The unrealized losses on the Company’s investment in equity securities decreased to $3.3 million at June 30, 2008 after an other-than-temporary impairment charges of $12.1 million and $12.6 million for the three and six months ended June 30, 2008, respectively. This portfolio consists primarily of investments in the common and preferred stock of other financial institutions ($47.1 million of the total fair value and $3.3 million of the total unrealized losses) and preferred stock of federal agencies ($14.1 million of the total fair value which approximated cost at June 30, 2008). Estimating the recovery period for equity securities in an unrealized loss position includes analyst forecasts, earnings assumptions and other company specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2008.

The unrealized losses on the Company’s investment in mortgage-backed securities increased to $10.2 million at June 30, 2008. There were no other-than-temporary impairment charges for mortgage-backed securities for the three and six months ended June 30, 2008. The reason for the decline is due to both interest rate and widening credit spreads. The contractual cash flows for these investments are performing as expected. As the decline in market value is attributable to changes in interest rates and credit spreads and not due to underlying credit deterioration, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2008.

Management also determined that the $560.3 million in held-to-maturity securities that had been in an unrealized loss position for twelve consecutive months or longer were not other-than-temporarily impaired at June 30, 2008. These securities have had varying levels of unrealized loss due to changes in interest rates and spreads since being purchased. At June 30, 2008, the unrealized loss for mortgage-backed securities of $23.7 million was concentrated in seven securities with a total fair value of $541.3 million. These securities carry AAA ratings or Agency-implied AAA credit ratings and are currently performing as expected. The remaining $1.0 million unrealized loss was concentrated in 35 held-to-maturity municipal bonds and notes with a fair value of $19.0 million at June 30, 2008. Most of these bonds and notes are insured AAA rated general obligation bonds with stable ratings. There were no significant credit downgrades since the last review period, and these securities are currently performing as anticipated. Management does not consider these investments to be other-than-temporarily impaired and Webster has the ability and intent to hold these investments to full recovery of the cost basis. Management expects that recovery of these temporarily impaired securities will occur over the weighted-average estimated remaining life of these securities.

The following table shows the impact of the recognition of other-than-temporary impairments and net realized gains and losses on the sale of securities from the available for sale portfolio for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2008	2007	2008	2007
Corporate bonds and notes
Gross gains	$23	$24	$309	$49
Gross losses (a)	(41,620)	—	(41,678)	—

Net gains (losses) on corporate bonds and notes	(41,597)	24	(41,369)	49

Equity securities
Gross gains	80	620	80	1,258
Gross losses (b)	(12,160)	(178)	(12,705)	(178)

Net gains (losses) on equity securities	(12,080)	442	(12,625)	1,080

Net gains (losses) on investment securities	$(53,677)	$466	$(53,994)	$1,129

(a)	Other-than-temporary impairment losses were $41.6 million for the three and six months ended June 30, 2008. There were no impairment losses for the three and six months ended June 30, 2007.
(b)	Other-than-temporary impairment losses were $12.1 million and $12.6 million for the three and six months ended June 30, 2008, respectively. There were no impairment losses for the three and six months ended June 30, 2007.

The following summarizes, by security type, the basis for the conclusion that the applicable investments within the Company’s available for sale portfolio were other-than-temporarily impaired at June 30, 2008:

Corporate bonds and notes:

Trust preferred securities - the other-than-temporary impairment charge for these securities for the three and six months ended June 30, 2008 was $37.4 million. Approximately $8.5 million was due to an unexpected disruption in expected cash flows due to the increase in the amount of participants in the pool electing to defer interest payments. Based on information received from the securities’ underwriters and the trustees, it is expected that these securities will resume payments in 2009 and/or 2010. Approximately $28.9 million was due to management’s determination that based on the best estimate of cash flows that a market participant would use in determining the current fair value of the beneficial interest, there was an implied adverse change in expected cash flows and accordingly impaired these securities and wrote them down to fair value as of June 30, 2008.

Income notes – the other-than-temporary impairment charge for these securities was $4.2 million for the three and six months ended June 30, 2008 due to management’s determination that based on the best estimate of cash flows that a market participant would use in determining the current fair value of the beneficial interest, there was an implied adverse change in expected cash flows and accordingly impaired these securities and wrote them down to fair value as of June 30, 2008.

Equity securities – the other-than-temporary impairment charge for these securities was $12.1 million and $12.6 million for the three and six months ended June 30, 2008, respectively. The conclusion that these investments were other-than-temporarily impaired was based on management’s review of these securities and their prospects for a near term recovery.

To the extent that continued changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record additional impairment charges for other than temporary impairment in future periods.

NOTE 4: Loans, Net

A summary of loans, net follows:

	June 30, 2008		December 31, 2007
(Dollars in thousands)	Amount	%	Amount	%
Residential mortgage loans:
1-4 family	$3,443,083	27.0	$3,440,056	27.5
Construction	77,368	0.6	106,553	0.9
Liquidating portfolio
Construction	46,103	0.4	83,253	0.7
1-4 family	16,699	0.1	—	—

Total residential mortgage loans	3,583,253	28.1	3,629,862	29.1

Commercial loans:
Commercial non-mortgage	1,790,974	14.0	1,736,644	13.9
Asset-based loans	843,006	6.6	793,023	6.4
Equipment financing	988,334	7.7	970,857	7.8

Total commercial loans	3,622,314	28.3	3,500,524	28.1

Commercial real estate:
Commercial real estate	1,935,049	15.2	1,739,707	13.9
Commercial construction	383,474	3.0	323,700	2.6

Total commercial real estate	2,318,523	18.2	2,063,407	16.5

Consumer loans:
Home equity loans	2,840,826	22.3	2,844,094	22.8
Liquidating portfolio-home equity loans	310,407	2.4	340,662	2.7
Other consumer	31,187	0.2	32,498	0.3

Total consumer loans	3,182,420	24.9	3,217,254	25.8

Net unamortized premiums	15,932	0.1	18,055	0.1
Net deferred costs	44,012	0.4	46,841	0.4

Total net unamortized premiums and deferred costs	59,944	0.5	64,896	0.5

Total loans	12,766,454	100.0	12,475,943	100.0

Less: allowance for loan losses	(184,868)		(188,086)

Loans, net	$12,581,586		$12,287,857

In 2007, Webster discontinued indirect residential construction lending and indirect home equity lending outside of its primary market area. At December 31, 2007, these two indirect out of market loan portfolios totaling $424.0 million ($340.7 million of indirect home equity products and $83.3 million of residential construction products), were placed into liquidating portfolios, and are currently being managed by a designated credit team. At June 30, 2008, the liquidating portfolios had declined to $373.2 million ($310.4 million of indirect home equity, $46.1 million of residential construction and $16.7 million of 1-4 family residential mortgages).

Financial instruments with off-balance sheet risk

Webster is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the Consolidated Balance Sheets.

The following table summarizes financial instruments with off-balance sheet risk:

(In thousands)	June 30, 2008	December 31, 2007
Unused commercial letters and lines of credit	$2,304,142	$2,800,458
Unused portion of home equity credit lines
Continuing portfolio	2,045,780	2,041,065
Liquidating portfolio	34,029	65,000
Unadvanced portion of closed loans	372,900	452,321
Outstanding loan commitments	23,255	8,071

Total financial instruments with off-balance sheet risk	$4,780,106	$5,366,915

The interest rates for outstanding loan commitments are generally established shortly before closing. The interest rates on home equity lines of credit adjust with changes in the prime rate. At June 30, 2008, the fair value of financial instruments with off-balance sheet risk are considered insignificant to the financial statements taken as a whole.

NOTE 5: Allowance for Credit Losses

There was significant disruption and volatility in the financial and capital markets during the second half of 2007 and the first half of 2008. Turmoil in the mortgage market adversely impacted both domestic and global markets, and led to a significant credit and liquidity crisis. These market conditions were attributable to a variety of factors; in particular the fallout associated with subprime mortgage loans (a type of lending never actively pursued by Webster). The disruption has been exacerbated by the continued value declines in the real estate and housing market. Webster is not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing market, both locally and nationally. Decreases in real estate values could adversely affect the value of property used as collateral for loans. Adverse changes in the economy may have a negative effect on the ability of Webster’s borrowers to make timely loan payments, which would have an adverse impact on the Company’s earnings. A further increase in loan delinquencies would decrease net interest income and adversely impact loan loss experience, causing potential increases in the provision and allowance for credit losses.

The allowance for credit losses is maintained at a level adequate to absorb probable losses inherent in the loan portfolio and in unfunded credit commitments. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off and reduced by charge-offs on loans.

A summary of the changes in the allowance for credit losses follows:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2008	2007		2008	2007
Beginning balance - continuing portfolio	$147,691		$152,660	$147,680		$154,994
Provision	25,000		4,250	40,800		7,250
Charge-offs continuing portfolio:
Commercial (a)	(8,664)		(2,034)	(20,103)		(4,327)
Residential	(1,036)		(286)	(2,516)		(2,867)
Consumer	(2,784)		(3,176)	(6,481)		(5,169)

Charge-offs continuing portfolio	(12,484)		(5,496)	(29,100)		(12,363)
Recoveries	1,290		1,336	2,117		2,869

Net loan charge-offs—continuing portfolio	(11,194)		(4,160)	(26,983)		(9,494)

Ending balance—continuing portfolio	$161,497		$152,750	$161,497		$152,750

Beginning balance—liquidating portfolio (b)	$42,117	$	N/A	$49,906	$	N/A
Provision	—		N/A	—		N/A
Charge-offs liquidating portfolio:
NCLC	(4,203)		N/A	(8,544)		N/A
Consumer (home equity)	(5,450)		N/A	(8,898)		N/A

Charge-offs liquidating portfolio	(9,653)		N/A	(17,442)		N/A
Recoveries	407		N/A	407		N/A

Net loan charge-offs—liquidating portfolio	(9,246)		N/A	(17,035)		N/A

Ending balance—liquidating portfolio	$32,871		N/A	$32,871		N/A

Ending balance—total allowance for credit losses	$194,368		$152,750	$194,368		$152,750

Components:
Allowance for loan losses	$184,868		$144,974	$184,868		$144,974
Reserve for unfunded credit commitments (d)	9,500		7,776	9,500		7,776

Allowance for credit losses	$194,368		$152,750	$194,368		$152,750

Net loan charge-offs as a percentage of average total loans (c)	0.64%		0.14%	0.69%		0.15%
Allowance for loan losses as a percentage of total loans	1.45		1.17	1.45		1.17
Allowance for credit losses as a percentage of total loans	1.52		1.23	1.52		1.23

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.
(b)	In 2007 Webster discontinued indirect residential construction lending and indirect home equity lending outside of its primary market area. Webster placed these two portfolios into a liquidating portfolio and disclosed this as a separate segment from its continuing portfolio. Comparable information for the liquidating portfolio for the three and six month periods ended June 30, 2007 is therefore not available as the portfolio was established in the fourth quarter of 2007.
(c)	Net loan charge-offs as a percentage of average loans is calculated by annualizing the charge off amounts for the three and six month period and dividing the result by average total loans for the respective periods.
(d)	Reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets

NOTE 6: Goodwill and Other Intangible Assets

The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization:

(In thousands)	June 30, 2008	December 31, 2007
Balances not subject to amortization:
Goodwill	$719,538	$728,038

Balances subject to amortization:
Core deposit intangibles	35,633	38,612
Other identified intangibles	1,332	1,365

Total other intangible assets	36,965	39,977

Total goodwill and other intangible assets	$756,503	$768,015

Goodwill is allocated to Webster’s business segments as follows:

(In thousands)	June 30, 2008	December 31, 2007
Commercial Banking	$6,681	$6,681
Retail Banking	516,332	516,332
Consumer Finance	149,391	149,391
Other	47,134	55,634

Total goodwill	$719,538	$728,038

Webster tests its goodwill for impairment annually in its third quarter. Accounting principles generally accepted in the U.S. require additional testing if events or circumstances indicate that impairment may exist. As a result of the continued disruption in the financial markets and the spread between its market capitalization and book value, Webster performed impairment testing of the goodwill for all reporting units as of June 30, 2008. Based upon the impairment testing performed, there was no impairment indicated for Webster’s goodwill as of June 30, 2008 with the exclusion of its insurance premium financing business. The fair value of this reporting unit was determined utilizing a capitalized earnings approach for valuation purposes. Webster then determined the implied fair value of the reporting unit’s goodwill as compared to its carried balance. Based upon this comparison Webster reduced the carrying value of goodwill by $8.5 million through a charge to second quarter earnings. This charge had no effect on Webster’s cash balances or liquidity. In addition, as goodwill and other intangible assets are not included in the calculation of regulatory capital, the well-capitalized regulatory ratios of Webster and Webster Bank, N.A., were not affected by this non-cash charge.

A continuing period of market disruption, or further market capitalization deterioration, will result in the requirement to continue to perform testing for impairment between annual assessments. To the extent that additional testing results in the identification of impairment, the Company may be required to record additional charges for the impairment of goodwill.

Amortization of intangible assets for the three and six months ended June 30, 2008, totaled $1.5 million and $3.0 million, respectively. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(In thousands)
For years ending December 31,
2008 (full year)	$5,939
2009	5,754
2010	5,684
2011	5,684
2012	5,516
Thereafter	11,400

NOTE 7: Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2008 and December 31, 2007 are summarized below. Temporary differences result from the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Due to uncertainties of realization, a valuation allowance has been established for the full amount of the net state deferred tax asset applicable to Connecticut, and for substantially all Massachusetts and Rhode Island net state deferred tax assets.

(In thousands)	June 30, 2008	December 31, 2007
Deferred tax assets:
Allowance for credit losses	$75,628	$76,955
Net operating loss and tax credit carry forwards	38,754	34,190
Compensation and employee benefit plans	21,376	17,423
Net unrealized loss on securities available for sale	23,471	6,760
Impairment losses on securities available for sale	23,796	—
Other	12,124	15,422

Total deferred tax assets	195,149	150,750
Valuation allowance	(50,888)	(41,374)

Deferred tax assets, net of valuation allowance	144,261	109,376

Deferred tax liabilities:
Deferred loan costs	17,057	19,918
Premises and equipment	4,798	3,454
Equipment financing leases	17,874	16,202
Purchase accounting and fair-value adjustments	6,034	7,341
Other	3,675	4,335

Total deferred tax liabilities	49,438	51,250

Deferred tax assets, net	$94,823	$58,126

Management believes it is more likely than not that Webster will realize its net deferred tax assets, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that any specific level of future income will be generated.

At June 30, 2008, Webster’s total amount of unrecognized tax benefits (“UTBs”), determined under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), was $7.1 million. If recognized, $4.3 million of that amount would impact the effective tax rate. During the six months ended June 30, 2008, Webster’s UTBs decreased by $3.2 million as a result of settlements with taxing authorities.

Additionally, Webster recognizes interest and, where applicable, penalties related to UTBs as a component of income tax expense. During the six months ended June 30, 2008, Webster recognized $0.5 million of interest and penalties and, at June 30, 2008, had accrued interest and penalties related to UTBs of $1.4 million.

Webster has determined it is reasonably possible that its UTBs could decrease within the next 12 months by an amount in the range of $0.5 million to $2.8 million, as a result of potential settlements with state taxing authorities.

NOTE 8: Deposits

The following table summarizes the period end balance and the composition of deposits:

	June 30, 2008		December 31, 2007
(In thousands)	Amount	Percentage of Total	Amount	Percentage of Total
Demand	$1,583,686	13.1%	$1,538,083	12.5%
NOW	1,357,484	11.2	1,314,899	10.6
Money market	1,591,857	13.2	1,828,656	14.8
Savings	2,452,831	20.3	2,259,747	18.3
Health savings accounts (“HSA”)	504,513	4.2	403,858	3.3
Retail certificates of deposit	4,416,165	36.6	4,772,624	38.6
Brokered deposit	170,031	1.4	236,291	1.9

Total	$12,076,567	100.0%	$12,354,158	100.0%

Interest expense on deposits is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2008	2007	2008	2007
NOW	$784	$1,764	$1,872	$3,419
Money market	8,341	17,057	19,998	34,523
Savings	7,559	8,827	16,188	16,098
HSA	2,621	2,740	5,427	5,110
Retail certificates of deposit	38,915	54,702	87,583	108,762
Brokered deposit	1,835	4,593	4,229	9,401

Total	$60,055	$89,683	$135,297	$177,313

NOTE 9: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

	June 30, 2008		December 31, 2007
(In thousands)	Total Outstanding	Callable	Total Outstanding	Callable
Fixed Rate:
2.25 % to 2.98 % due in 2008	$683,106	$—	$613,956	$67,000
4.98 % to 5.96 % due in 2009	142,616	123,000	142,616	123,000
4.16 % to 8.44 % due in 2010	235,138	135,000	235,175	135,000
1.99 % to 6.60 % due in 2011	200,818	100,000	947	—
2.94 % to 5.49 % due in 2013	149,000	49,000	49,000	49,000
0.00 % to 6.00 % due after 2013	2,431	—	2,464	—

	1,413,109	407,000	1,044,158	374,000
Unamortized premiums	6,461	—	8,310	—
Hedge accounting adjustments	—	—	(240)	—

Total advances	$1,419,570	$407,000	$1,052,228	$374,000

Webster Bank had additional borrowing capacity from the FHLB of approximately $0.8 billion at June 30, 2008 and $1.2 billion at December 31, 2007. Advances are secured by a blanket security agreement against certain qualifying assets, principally residential mortgage loans. At June 30, 2008 and December 31, 2007, Webster Bank had unencumbered investment securities available to secure additional borrowings. If these securities had been used to secure FHLB advances, borrowing capacity at June 30, 2008 and December 31, 2007 would have been increased by an additional $758.2 million and $449.6 million, respectively. At June 30, 2008 Webster Bank was in compliance with the FHLB collateral requirements.

NOTE 10: Securities Sold Under Agreements to Repurchase and Other Short-term Debt

The following table summarizes securities sold under agreements to repurchase and other short-term borrowings:

(In thousands)	June 30, 2008	December 31, 2007
Securities sold under agreements to repurchase	$745,048	$754,792
Federal funds purchased	380,895	348,820
Treasury tax and loan	145,000	130,000
Other	—	9

	1,270,943	1,233,621
Unamortized premiums	4,081	5,110
Hedge accounting adjustments	—	(719)

Total	$1,275,024	$1,238,012

The following table sets forth certain information on short-term repurchase agreements:
(Dollars in thousands)	June 30, 2008	December 31, 2007
Quarter end balance	$272,049	$268,766
Quarter average balance	243,105	285,499
Highest month end balance during quarter	272,049	298,537
Weighted-average maturity (in months)	0.17	8.50
Weighted-average interest rate at end of period	1.32%	2.53%

NOTE 11: Fair Value Measurements

Effective January 1, 2008, Webster adopted the provisions of SFAS No. 157, “Fair Value Measurements”, for financial assets and financial liabilities. In accordance with FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” Webster will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

Securities Available for Sale. Equity securities and government treasury bills are reported at fair value utilizing Level 1 inputs based upon quoted market prices. Other securities and certain preferred equity securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, Webster obtains fair value measurements from various sources and utilizes matrix pricing to calculate fair value. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Webster recorded other-than-temporary impairment charges of $53.7 million and $54.2 million, respectively, for the three and six months ended June 30, 2008 reducing the amortized cost of the related available for sale securities. The other-than-temporary charges did not result in a change to the fair value reported in the accompanying Consolidated Balance Sheets.

Trading Securities. Securities classified as trading are reported at fair value utilizing Level 2 inputs in the same manner as described above for securities available for sale.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs obtained from third parties to value interest rate swaps and caps. Fair values are compared to independent broker values for reasonableness.

Loans Held for Sale. Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. As of June 30, 2008, Webster had $4.0 million of loans held for sale. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. At June 30, 2008, $2.5 million of loans held for sale were recorded at cost and $1.5 million of loans held for sale were recorded at fair value. Webster recorded a mark to market recovery of $4,393 and a charge of $10,278, respectively, to mortgage banking activities in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2008.

Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. When the fair value of the collateral is based on an observable market price or certain appraised values, Webster records the impaired loan using Level 2 inputs. For all other impairments, Webster records the impairment using Level 3 inputs. Loans totaling $44.6 million were deemed impaired at June 30, 2008 and an allowance for loan loss allocation of $14.8 million was made upon identification of impaired loans during the six months ended June 30, 2008.

Servicing Assets. Servicing assets are carried at cost and are subject to impairment testing. Fair value is estimated utilizing market based assumptions for loan prepayment speeds, servicing costs, discount rates and other economic factors. Where the carrying value exceeds fair value a valuation allowance is established through a charge to non-interest income and subsequently adjusted for changes in fair value. For those servicing assets that experienced a change in fair value, Webster reduced its valuation allowance and recorded a valuation allowance recovery of $0.3 million and $0.4 million, respectively, as a component of mortgage banking activities in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2008.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Balance as of June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Trading securities	$2,280	$—	$2,280	$—
Available for sale securities:
Government treasury notes	1,498	1,498	—	—
Corporate bonds and notes	251,357	—	251,357	—
Equity securities	61,159	47,926	13,233	—
Mortgage backed securities	535,577	—	535,577	—

Total available for sale securities	849,591	49,424	800,167	—
Derivatives instruments	17,176	—	17,176	—

Total financial assets held at fair value	$869,047	$49,424	$819,623	$—

Financial liabilities held at fair value:
Derivative instruments	$8,311	$—	$8,311	$—

Certain assets and liabilities are measured at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period as well as assets that are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Balance as of June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$44,600	$—	$—	$44,600
Loans held for sale	1,461	—	1,461	—
Servicing assets	872	—	—	872

Non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include reporting units measured at fair value in the first step of goodwill impairment tests. Non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and other intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, SFAS No. 157 will be applicable to these fair value measurements beginning January 1, 2009.

Effective January 1, 2008, Webster adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits Webster to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus Webster may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS No. 159 on January 1, 2008 did not have a significant impact on Webster’s Consolidated Interim Financial Statements as Webster did not elect to report any additional financial assets or financial liabilities at fair value.

NOTE 12: Shareholders’ Equity

In June 2008, Webster issued 225,000 shares of 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock, at $0.01 per share (Series A Preferred Stock). Dividends on the Series A Preferred Stock will be payable quarterly in arrears, when, as and if authorized and declared by Webster’s board of directors, at an annual rate of 8.50% on the liquidation preference of $1,000 per share of Series A Preferred Stock. The dividend payment dates will be the fifteenth day of each March, June, September and December, commencing on September 15, 2008. Dividends on the Preferred Stock will be non-cumulative; however, with certain limited exceptions, if Webster has not paid or set aside for payment full quarterly dividends on the Series A Preferred Stock for a particular dividend period, Webster may not declare or pay dividends on, or redeem, purchase or acquire, its common stock or other junior securities during the next succeeding dividend period.

Each share of Series A Preferred Stock may be converted at any time, at the option of the holder, into 36.8046 shares of Webster’s common stock plus cash in lieu of fractional shares, subject to adjustment under certain circumstances. On or after June 15, 2013, if the closing price of Webster’s common stock exceeds 130% of the then-applicable conversion price for 20 trading days during any 30 consecutive trading day period, including the last trading day of such period, ending on the trading day preceding the date Webster gives notice of conversion, Webster may at its option cause some or all of the Series A Preferred Stock to be automatically converted into Webster common stock at the then prevailing conversion rate. If Webster exercises its right to cause the automatic conversion of Series A Preferred Stock on June 30, 2013, it will still pay any accrued dividends payable on June 15, 2013 to the applicable holders of record.

The shares of Series A Preferred Stock are not subject to the operation of a sinking fund and have no participation rights. The holders of this series have no general voting rights. If any quarterly dividend payable on this series is in arrears for six or more dividend periods (whether consecutive or not), the holders of this series, voting together as a single class with holders of any and all other series of voting preferred stock then outstanding, will be entitled to vote for the election of two additional members of Webster’s board of directors subject to certain limitations. These voting rights and the terms of any preferred stock directors terminate when Webster has paid in full dividends on this series for at least four consecutive dividend periods following the dividend arrearage.

Accumulated other comprehensive income (loss) is comprised of the following components:

(In thousands)	June 30, 2008	December 31, 2007
Unrealized loss on available for sale securities (net of tax)	$(44,668)	$(12,344)
Unrealized loss upon transfer of available for sale securities to held-to-maturity (net of tax and amortization)	(1,238)	(1,388)
Underfunded pension and other postretirement benefit plans (net of tax):
Net actuarial loss	(5,133)	(5,135)
Prior service cost	(365)	(388)
Unrealized gain on derivatives held and amortization of deferred hedging gain	5,264	3,359

Accumulated other comprehensive loss	$(46,140)	$(15,896)

NOTE 13: Regulatory Matters

Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of Currency of the United States (“OCC”) require Webster and its banking subsidiary to maintain certain minimum ratios, as set forth below. At June 30, 2008, Webster and Webster Bank, were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios:

	Actual		Capital Requirements		Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2008
Webster Financial Corporation
Total risk-based capital	$1,807,733	13.5%	$1,070,577	8.0%	$1,338,221	10.0%
Tier 1 capital	1,480,121	11.1	535,288	4.0	802,933	6.0
Tier 1 leverage capital ratio	1,480,121	8.9	662,748	4.0	828,435	5.0
Webster Bank, N.A.
Total risk-based capital	$1,560,829	11.8%	$1,059,182	8.0%	$1,323,977	10.0%
Tier 1 capital	1,234,976	9.3	529,590	4.0	794,386	6.0
Tier 1 leverage capital ratio	1,234,976	7.5	656,176	4.0	820,220	5.0

At December 31, 2007
Webster Financial Corporation
Total risk-based capital	$1,665,578	11.4%	$1,169,375	8.0%	$1,461,719	10.0%
Tier 1 capital	1,282,680	8.8	584,687	4.0	877,031	6.0
Tier 1 leverage capital ratio	1,282,680	8.0	645,295	4.0	806,619	5.0
Webster Bank, N.A.
Total risk-based capital	$1,596,068	11.1%	$1,154,343	8.0%	$1,442,929	10.0%
Tier 1 capital	1,215,246	8.4	577,172	4.0	865,757	6.0
Tier 1 leverage capital ratio	1,215,246	7.6	637,486	4.0	796,858	5.0

NOTE 14: Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per share (“EPS”):

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2008	2007	2008	2007
(Loss) income from continuing operations	$(28,501)	$35,872	$(2,012)	$70,952
Loss from discontinued operations	(439)	(405)	(2,563)	(449)

Net (loss) income	$(28,940)	$35,467	$(4,575)	$70,503

Weighted average common shares outstanding - basic	52,017	55,677	52,009	55,894
Dilutive effect of stock-based compensation	—	566	—	603
Dilutive effect of preferred stock	—	—	—	—

Weighted average common and common equivalent shares - diluted	52,017	56,243	52,009	56,497

Basic EPS:
(Loss) income from continuing operations	$(0.55)	$0.65	$(0.04)	$1.27
Loss from discontinued operations	(0.01)	(0.01)	(0.05)	(0.01)

Net (loss) income	$(0.56)	$0.64	$(0.09)	$1.26

Diluted EPS:
(Loss) income from continuing operations	$(0.55)	$0.64	$(0.04)	$1.26
Loss from discontinued operations	(0.01)	(0.01)	(0.05)	(0.01)

Net (loss) income	$(0.56)	$0.63	$(0.09)	$1.25

At June 30, 2008 and 2007, options to purchase 2,746,397 and 1,276,514 shares of common stock at exercise prices ranging from $21.88 to $51.31 and $43.67 to $51.31, respectively, were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of Webster’s common stock for the respective periods.

When computing diluted earnings per share, all potential common stock, including stock options, restricted stock and convertible preferred stock, are anti-dilutive to the earnings per common share calculation. Therefore, for the three and six months ended June 30, 2008 the dilutive effect of these items has not been considered for diluted EPS purposes.

NOTE 15: Business Segments

Webster has four business segments for purposes of reporting segment results. These segments are Commercial Banking, Retail Banking, Consumer Finance and Other. Commercial Banking includes middle market, asset-based lending and commercial real estate. Retail Banking includes retail banking, business and professional banking and investment services. Consumer Finance includes residential mortgage, consumer lending and mortgage banking activities. Other includes equipment financing, investment planning, insurance premium financing, and HSA Bank. The Corporate and reconciling amounts include the Company’s Treasury unit, Government Finance, the results of discontinued operations and the amounts required to reconcile profitability metrics to GAAP reported amounts. For further discussion of Webster’s business segments, see Note 21, “Business Segments”, on pages 103-105 of Webster’s 2007 Annual Report on Form 10-K.

The following tables present the operating results and total assets for Webster’s reportable segments for the three and six months ended June 30, 2008 and 2007. The results for the three and six months ended June 30, 2008 incorporate the allocation of the increased in the provision for loan losses, other-than-temporary impairment charges, goodwill impairment charges and income tax benefit to each of Webster’s business segments resulting in an increase in the net income of certain business segments as compared to the comparable periods in 2007. For the three and six months ended June 30, 2008, Webster realized an income tax benefit for the effects of the increase in the provision for loan losses and the other-than-temporary impairment of certain available for sale securities. The results for Other for the three and six month periods ended June 30, 2008 include the $8.5 million goodwill impairment charge for the insurance premium financing subsidiary taken in the second quarter of 2008. The impact of this charge was not allocated across all reporting segments.

Three months ended June 30, 2008

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Corporate & Reconciling Amounts	Consolidated Total
Net interest income	$27,245	$53,950	$29,800	$10,008	$121,003	$4,683	$125,686
Provision for credit losses	4,136	1,164	3,443	1,175	9,918	15,082	25,000

Net interest income after provision	23,109	52,786	26,357	8,833	111,085	(10,399)	100,686
Non-interest income	5,520	31,615	3,440	6,378	46,953	(52,702)	(5,749)
Non-interest expense	15,143	72,051	17,806	21,479	126,479	11,244	137,723

Income (loss) from continuing operations before income taxes	13,486	12,350	11,991	(6,268)	31,559	(74,345)	(42,786)
Income tax expense (benefit)	(5,198)	(5,020)	(5,296)	(717)	(16,231)	1,946	(14,285)

Income (loss) from continuing operations	18,684	17,370	17,287	(5,551)	47,790	(76,291)	(28,501)
Loss from discontinued operations	—	—	—	—	—	(439)	(439)

Net income (loss)	$18,684	$17,370	$17,287	$(5,551)	$47,790	$(76,730)	$(28,940)

Total assets at period end	$3,827,368	$1,593,736	$7,031,084	$1,356,068	$13,808,256	$3,670,380	$17,478,636

Three months ended June 30, 2007

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Corporate & Reconciling Amounts	Consolidated Total
Net interest income	$27,669	$65,411	$31,054	$9,842	$133,976	$(3,623)	$130,353
Provision for credit losses	3,727	1,168	3,275	1,125	9,295	(5,045)	4,250

Net interest income after provision	23,942	64,243	27,779	8,717	124,681	1,422	126,103
Non-interest income	4,920	31,586	7,063	5,904	49,473	6,029	55,502
Non-interest expense	13,376	72,871	17,212	11,492	114,951	13,981	128,932

Income (loss) from continuing operations before income taxes	15,486	22,958	17,630	3,129	59,203	(6,530)	52,673
Income tax expense (benefit)	4,941	7,322	5,619	997	18,879	(2,078)	16,801

Income (loss) from continuing operations	10,545	15,636	12,011	2,132	40,324	(4,452)	35,872
Loss from discontinued operations	—	—	—	—	—	(405)	(405)

Net income (loss)	$10,545	$15,636	$12,011	$2,132	$40,324	$(4,857)	$35,467

Total assets at period end	$3,422,613	$1,557,525	$8,237,724	$1,332,464	$14,550,326	$2,399,889	$16,950,215

Six months ended June 30, 2008

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Corporate & Reconciling Amounts	Consolidated Total
Net interest income	$54,494	$110,180	$62,026	$19,842	$246,542	$4,000	$250,542
Provision for credit losses	7,292	2,400	6,881	2,324	18,897	21,903	40,800

Net interest income after provision	47,202	107,780	55,145	17,518	227,645	(17,903)	209,742
Non-interest income	9,934	61,478	7,255	12,806	91,473	(49,375)	42,098
Non-interest expense	29,536	143,259	35,985	34,441	243,221	10,613	253,834

Income (loss) from continuing operations before income taxes	27,600	25,999	26,415	(4,117)	75,897	(77,891)	(1,994)
Income tax expense (benefit)	(249)	(235)	(238)	37	(685)	703	18

Income (loss) from continuing operations	27,849	26,234	26,653	(4,154)	76,582	(78,594)	(2,012)
Loss from discontinued operations	—	—	—	—	—	(2,563)	(2,563)

Net income (loss)	$27,849	$26,234	$26,653	$(4,154)	$76,582	$(81,157)	$(4,575)

Total assets at period end	$3,827,368	$1,593,736	$7,031,084	$1,356,068	$13,808,256	$3,670,380	$17,478,636

Six months ended June 30, 2007

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Corporate & Reconciling Amounts	Consolidated Total
Net interest income	$54,400	$128,484	$63,890	$19,236	$266,010	$(7,576)	$258,434
Provision for credit losses	6,617	2,412	6,662	2,200	17,891	(10,641)	7,250

Net interest income after provision	47,783	126,072	57,228	17,036	248,119	3,065	251,184
Non-interest income	9,957	58,422	12,293	11,841	92,513	10,343	102,856
Non-interest expense	26,356	140,010	37,615	23,058	227,039	23,054	250,093

Income (loss) from continuing operations before income taxes	31,384	44,484	31,906	5,819	113,593	(9,646)	103,947
Income tax expense (benefit)	9,962	14,120	10,128	1,848	36,058	(3,063)	32,995

Income (loss) from continuing operations	21,422	30,364	21,778	3,971	77,535	(6,583)	70,952
Loss from discontinued operations	—	—	—	—	—	(449)	(449)

Net income (loss)	$21,422	$30,364	$21,778	$3,971	$77,535	$(7,032)	$70,503

Total assets at period end	$3,422,613	$1,557,525	$8,237,724	$1,332,464	$14,550,326	$2,399,889	$16,950,215

NOTE 16: Derivative Financial Instruments

At June 30, 2008, Webster had outstanding interest rate swaps with a total notional amount of $550.0 million that are designated as hedges of Webster’s borrowings, specifically its FHLB advances, repurchase agreements and long-term debt (subordinated notes and senior notes). The swaps effectively convert the debt from fixed rate to floating rate and FHLB advances from floating to fixed rate and qualify for cash flow hedge accounting under SFAS No. 133. Of the total, $100.0 million of the interest rate swaps mature in 2008, $300.0 million in 2013 and $150.0 million in 2014 with an equal amount of the hedged debt also maturing on these dates. At December 31, 2007, there were outstanding interest rate swaps with a notional amount of $552.5 million.

Webster transacts certain derivative products with its customer base, primarily interest rate swaps. These customer derivatives are offset with matching derivatives with other counterparties in order to minimize risk. Exposure with respect to these derivatives is largely limited to nonperformance by either the customer or the other counterparty. The notional amount of customer derivatives and the related counterparty derivatives each totaled $427.0 million at June 30, 2008 and $330.4 million at December 31, 2007. The customer derivatives and the related counterparty derivatives are marked to market and any difference is reflected in noninterest income.

The fair values and notional amounts of derivatives at June 30, 2008 and December 31, 2007 are summarized below:

	June 30, 2008			December 31, 2007
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
(In thousands)		Gain	(Loss)		Gain	(Loss)
Mortgage banking positions
Forward commitments	$(3,000)	$9	$(20)	$(125,000)	$—	$(956)
Rate locks	4,834	20	—	139,447	283	—
Asset and liability management positions
Interest rate swaps:
Receive fixed/pay floating	450,000	4,235	—	552,526	—	(661)
Receive floating/pay fixed	100,000	2,123	—	—	—	—
Customer related positions
Interest rate swaps:
Receive fixed/pay floating	(405,061)	2,954	(7,601)	(304,136)	7,677	(617)
Receive floating/pay fixed	405,096	9,402	(2,257)	304,105	21	(5,073)

Total interest rate swaps position		12,356	(9,858)		7,698	(5,690)

Counterparty offset		—	67		—	56

Total interest rate swaps position, net		$12,356	$(9,791)		$7,698	$(5,634)

Interest rate caps:
Written options	$(21,883)	$—	$(67)	$(26,267)	$—	$(56)
Purchased options	21,883	67	—	26,267	56	—

Total interest rate cap position		67	(67)		56	(56)

Counterparty offset		(67)	—		(56)	—

Total interest rate cap position, net		—	(67)		—	(56)

Total customer related positions		12,356	(9,858)		7,698	(5,690)

Total derivative positions		$18,743	$(9,878)		$7,981	$(7,307)

Certain derivative instruments, primarily forward sales of mortgage backed securities “MBS”, are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding a single-family residential mortgage loan, an interest-rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster Bank is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At June 30, 2008, outstanding rate locks totaled approximately $5.0 million and the outstanding commitments to sell residential mortgage loans totaled $6.5 million. Forward sales, which include mandatory forward commitments of approximately $5.2 million and best efforts forward commitments of approximately $1.3 million at June 30, 2008, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. Webster Bank will still have certain execution risk, that is, risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell.

The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings. Loans held for sale are carried at the lower of aggregate cost or fair value.

NOTE 17: Pension and Other Benefits

The following table provides information regarding net benefit costs for the periods shown:

(In thousands)

	Pension Benefits		Other Benefits
Three months ended June 30,	2008	2007	2008	2007
Service cost	$38	$1,386	$—	$—
Interest cost	1,962	1,666	82	88
Expected return on plan assets	(2,375)	(2,302)	—	—
Amortization of prior service cost	—	40	18	12
Amortization of the net loss	—	65	—	—

Net periodic benefit (income) cost	$(375)	$855	$100	$100

(In thousands)

	Pension Benefits		Other Benefits
Six months ended June 30,	2008	2007	2008	2007
Service cost	$76	$3,655	$—	$—
Interest cost	3,924	3,228	164	176
Expected return on plan assets	(4,750)	(4,388)	—	—
Amortization of prior service cost	—	56	36	24
Amortization of the net loss	—	154	—	—

Net periodic benefit (income) cost	$(750)	$2,705	$200	$200

On December 31, 2007, both the Webster Pension Plan and the supplemental pension plan were frozen. Thus, employees will accrue no additional qualified or supplemental retirement benefits after 2007.

Additional contributions will be made as deemed appropriate by management in conjunction with the Plan’s actuaries. The Company currently estimates there will be no contributions to the Webster Bank Pension Plan in 2008.

As a result of the FIRSTFED acquisition in May 2004, Webster assumed the obligations of the FIRSTFED pension plan. The plan was not merged into the Webster Bank Pension Plan, but instead will continue to be included in a multiple employer plan. Webster estimates it will make approximately $1.4 million in contributions during 2008.

As a result of the acquisition of NewMil Bancorp, Inc. in October 2006, Webster assumed the obligations of the New Milford Savings Bank Defined Benefit Pension Plan which was merged into the Webster Bank Pension Plan on August 1, 2007.

NOTE 18: Other Comprehensive Income

The following table summarizes the components of other comprehensive income:

	Three months ended June 30,
	2008			2007
(In thousands)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Other comprehensive (loss) income:
Deferred gain on derivatives sold	$—	$—	$—	$3,731	$(1,306)	$2,425
Net unrealized (loss) gain on securities available for sale	(1,364)	(602)	(1,966)	(6,576)	2,622	(3,954)
Amortization of deferred hedging gain	(164)	57	(107)	(65)	23	(42)
Unrealized gain on cash flow hedge	3,266	(1,143)	2,123	—	—	—
Amortization of unrealized loss on securities transferred to held to maturity	34	(12)	22	86	(30)	56
Amortization of net actuarial loss and prior service cost	18	(7)	11	180	(63)	117

Total other comprehensive (loss) income	$1,790	$(1,707)	$83	$(2,644)	$1,246	$(1,398)

	Six months ended June 30,
	2008			2007
(In thousands)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Other comprehensive (loss) income:
Deferred gain on derivatives sold	$—	$—	$—	$4,055	$(1,419)	$2,636
Net unrealized (loss) gain on securities available for sale	(47,745)	15,421	(32,324)	(7,607)	3,033	(4,574)
Amortization of deferred hedging gain	(332)	116	(216)	(131)	46	(85)
Unrealized gain on cash flow hedge	3,266	(1,143)	2,123	—	—	—
Amortization of unrealized loss on securities transferred to held to maturity	231	(81)	150	308	(108)	200
Amortization of net actuarial loss and prior service cost	36	(13)	23	360	(126)	234

Total other comprehensive (loss) income	$(44,544)	$14,300	$(30,244)	$(3,015)	$1,426	$(1,589)

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

Description of Business

Webster Financial Corporation (“Webster” or the “Company”), a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Delaware in 1986. Webster, on a consolidated basis, at June 30, 2008 had assets of $17.5 billion and shareholders’ equity of $1.9 billion. Webster’s principal assets are all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”). Webster, through Webster Bank and various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout southern New England and eastern New York State. Webster also offers equipment financing, commercial real estate lending, asset-based lending and insurance premium financing on a regional and national basis. Webster Bank provides commercial banking, retail banking, consumer financing, mortgage banking, trust and investment services through 181 banking offices, 484 ATMs, and its Internet website (www.websteronline.com). Through its HSA Bank division (www.hsabank.com), Webster Bank offers health savings accounts on a nationwide basis. Webster is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act. As such, the Federal Reserve is Webster’s primary regulator, and Webster is subject to extensive regulation, supervision and examination by the Federal Reserve. Webster Bank is regulated by the Office of the Comptroller of the Currency. Webster’s common stock is traded on the New York Stock Exchange under the symbol of “WBS”. Webster’s financial reports can be accessed through its website within 24 hours of filing with the SEC.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in the 2007 Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for credit losses, valuation of goodwill/other intangible assets and analysis for impairment, the analysis of other-than-temporary impairment for its investment securities, income taxes and pension and other post retirement benefits as the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results, and they require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis and the December 31, 2007 Management’s Discussion and Analysis included in the Annual Report on Form 10-K.

OneWebster

The OneWebster initiative, which began in January 2008, is an ongoing, company-wide review of business practices designed to enhance the customer experience and improve the Company’s overall operating efficiency. As a result of this initiative, Webster expects to increase annual pre-tax earnings by $50 million within two years through actions that will save approximately $40 million in costs and achieve an additional $10 million in incremental revenue growth on an annual run-rate basis compared with 2007. Webster plans to achieve the $40 million in cost savings by streamlining processes that will reduce headcount and by instituting other efficiency initiatives. About 240 positions will be eliminated, with more than half to be achieved through attrition and elimination of open positions. Webster is expected to incur severance and other related charges of approximately $3.1 million in conjunction with these position eliminations, of which $1.6 million was recorded in the second quarter of 2008. In addition, Webster expects to incur approximately $10 million in other implementation costs, of which $7.7 million was recorded in the second quarter of 2008. Most of the plan will be executed during the next six to nine months, and the plan will be fully implemented by 2010. For more detailed information refer to the OneWebster Summary on the investor relations link at websteronline.com. Information contained in the OneWebster Summary or located elsewhere on Webster’s website does not constitute a part of this report and is not incorporated by reference herein.

Webster’s future results are likely to be potentially impacted by the results of the implementation of the OneWebster initiative, as discussed herein. Generally, the amounts of the anticipated cost savings and revenue enhancements are based to some extent on estimates and assumptions regarding future business performance and expenses. These estimates and assumptions may or may not prove to be inaccurate in some respects. As more fully described in its Annual Report on Form 10-K for the year ended December 31, 2007, Webster is subject to various risks inherent in its business. These risks may cause the anticipated cost savings and revenue enhancements from the initiative not to be achieved in their entirety, not to be accomplished within the expected time frame, or to result in implementation charges beyond those currently contemplated or some other unanticipated adverse impact. Furthermore, the implementation of cost savings ideas may have unintended impacts on Webster’s ability to attract and retain business and customers, while revenue enhancement ideas may not be successful in the marketplace or may result in unintended costs. Assumed attrition required to achieve workforce reductions may not come in the right places or at the right times to meet planned goals.

Additional information on risks and uncertainties and additional factors that could affect the results anticipated in these forward-looking statements or from historical performance can be found in Webster’s Annual Report on Form 10-K and other reports filed by Webster with the SEC.

RESULTS OF OPERATIONS

Summary

Webster’s net loss was $(28.9) million, or $(0.56) per diluted share, for the three months ended June 30, 2008, compared to net income of $35.5 million, or $0.63 per diluted share, for the three months ended June 30, 2007. The net loss from continuing operations was $(28.5) million, or $(0.55) per diluted share, for the three months ended June 30, 2008, compared to net income from continuing operations of $35.9 million, or $0.64 per diluted share for the three months ended June 30, 2007. The year-over-year decrease in continuing operations is primarily attributable to other-than-temporary impairment charges of $54.9 million, an $8.5 million impairment of the goodwill for Webster’s insurance premium financing business and a decrease of $3.8 million in income from mortgage banking activities due to the decision to exit the National Wholesale origination channel. The year-over-year comparison of net interest income has also been negatively impacted by the declining interest rate environment, and the effect that declining short-term interest rates and a flattening of the yield curve had on the net interest margin. The effect of these market conditions has been partially offset by the growth in the loan portfolio, particularly in higher yielding commercial and consumer loans. Loss from discontinued operations, net of taxes, totaled $(0.4) million, or $(0.01) per diluted share for both the three months ended June 30, 2008 and 2007.

For the six months ended June 30, 2008, Webster’s net loss was $(4.6) million compared to net income of $70.5 million for the comparable period in 2007. Net loss per diluted share was $(0.09) for the six months ended June 30, 2008 compared to net income per diluted share of $1.25 for the comparable period in 2007. The year-over-year decrease is primarily attributable to $56.2 million in other-than-temporary impairment charges, an $8.5 million impairment of goodwill and a $5.4 million decrease in mortgage banking operations. The year-over-year comparisons for the six months ended June 30, 2008 as compared to the comparable period in 2007 are also impacted by the declining interest rate environment, and the effect that declining short-term interest rates and a flattening of the yield curve have had on net interest margin. The effect of these market conditions has been partially offset by the growth in the loan portfolio, particularly in higher yielding commercial and consumer loans. Loss from discontinued operations, net of taxes totaled $(2.6) million for the six months ended June 30, 2008 and $(0.4) million for the six months ended June 30, 2007. The $2.2 million increase in the loss from discontinued operations is due to the realization of a loss on the sale of Webster Risk Services.

Selected financial highlights are presented in the table below.

	At or for the Three months ended June 30,		At or for the Six months ended June 30,
(In thousands, except per share data)	2008	2007 (b)	2008	2007 (b)
Earnings (Loss) and Per Share Data
Net interest income	$125,686	$130,353	$250,542	$258,434
Total noninterest income	(5,749)	55,502	42,098	102,856
Total noninterest expense	137,723	128,932	253,834	250,093
(Loss) income from continuing operations, net of tax	(28,501)	35,872	(2,012)	70,952
Loss from discontinued operations, net of tax	(439)	(405)	(2,563)	(449)
Net (loss) income	(28,940)	35,467	(4,575)	70,503

(Loss) income from continuing operations per share—diluted	$(0.55)	$0.64	$(0.04)	$1.26
Net (loss) income per share— diluted	(0.56)	0.63	(0.09)	1.25
Dividends declared per common share	0.30	0.30	0.60	0.57
Book value per common share	31.71	33.63	31.71	33.63
Tangible book value per common share	17.57	19.79	17.57	19.79

Diluted shares (average) (d)	52,017	56,243	52,009	56,497

Selected Ratios
Return on average assets (c)	—%	0.84%	—%	0.84%
Return on average shareholders’ equity (c)	—	7.49	—	7.44
Net interest margin	3.26	3.47	3.27	3.44
Efficiency ratio (a)	—	69.37	—	69.22
Tangible capital ratio	6.79	6.59	6.79	6.59

(a)	Total non-interest expense as a percentage of net interest income plus total non-interest income.
(b)	Certain previously reported information has been reclassified for the effect of reporting Webster Insurance and Webster Risk Services as discontinued operations.
(c)	Calculated based on income from continuing operations for all periods presented.
(d)	For the three and six months ended June 30, 2008 the effect of stock options and preferred stock on the computation of diluted earnings per share was anti-dilutive, therefore, the effect of these types of potential common stock were not included in the determination of diluted shares (average).

Net Interest Income

Net interest income totaled $125.7 million for the three months ended June 30, 2008 a decrease of $4.7 million from the comparable period in the prior year as average earning assets grew by 3.13% to $15.7 million at June 30, 2008 from $15.2 million at June 30, 2007 while the net interest margin declined from 3.47% for the three months ended June 30, 2007 to 3.26% for the three months ended June 30, 2008. The securities portfolio totaled $2.9 billion at June 30, 2008 compared to $2.7 billion at December 31, 2007, and $2.4 billion a year ago. The yield in the securities portfolio for the quarter was 5.43% compared with 5.78% a year ago.

Net interest income totaled $250.5 million for the six months ended June 30, 2008 a decrease of $7.9 million from the comparable period in the prior year as average earning assets grew by 2.67% to $15.6 million at June 30, 2008 from $15.2 million at June 30, 2007 while the net interest margin declined from 3.44% for the six months ended June 30, 2007 to 3.27% for the six months ended June 30, 2008. The yield in the securities portfolio for the six months ended June 20, 2008 was 5.59% compared with 5.87% a year ago.

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

The decline in yields in certain asset classes within the loan portfolio reflect the effects that the 100 basis point reductions made by the Federal Reserve Bank since March 18, 2008 have had on the floating rate home equity lines, commercial real estate (“CRE”) and commercial and industrial (“C&I”) interest bearing assets. Approximately 68% of Webster’s CRE portfolio and 80% of its C&I portfolio are floating rate assets. The equipment finance portfolio, however, is 98% fixed rate. The decline in yields is also impacted by the increase in nonperforming assets. Webster’s total nonperforming assets increased to $224.1 million at June 30, 2008 in comparison with $78.7 million at June 30, 2007 with C&I and CRE representing $85.4 million of the $145.5 million increase. The majority of the increase is a result of six commercial credits, four of which are residential development loans aggregating $37.1 million that reflect the continuing challenge of the residential housing market. The four residential development credits represent all the increase in CRE nonperforming assets. For the three and six months ended June 30, 2008, the yield on interest earning assets decreased 111 and 85 basis points, respectively, due to the decrease in short-term interest rates, while the cost of interest-bearing liabilities declined 94 and 71 basis points, respectively. As a result, the net interest margin for the three and six months ended June 30, 2008 was 3.26% and 3.27%, a decrease of 21 and 17 basis points, respectively, from the comparable period in 2007.

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

	Three months ended June 30, 2008 vs. 2007 Increase (decrease) due to			Six months ended June 30, 2008 vs. 2007 Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$(40,834)	$6,283	$(34,551)	$(60,524)	$8,081	$(52,443)
Loans held for sale	333	(7,660)	(7,327)	(804)	(11,372)	(12,176)
Securities and short-term investments	(1,186)	6,738	5,552	(3,980)	15,584	11,604

Total interest income	(41,687)	5,361	(36,326)	(65,308)	12,293	(53,015)

Interest on interest-bearing liabilities:
Deposits	(26,316)	(3,312)	(29,628)	(37,348)	(4,668)	(42,016)
Borrowings	(12,731)	10,700	(2,031)	(21,731)	18,624	(3,107)

Total interest expense	(39,047)	7,388	(31,659)	(59,079)	13,956	(45,123)

Net change in net interest income	$(2,640)	$(2,027)	$(4,667)	$(6,229)	$(1,663)	$(7,892)

Interest Income

Interest income (on a fully tax-equivalent basis) for the three months ended June 30, 2008 decreased $35.2 million, or 13.9%, from the comparable period in 2007. The decrease in short-term interest rates had an unfavorable impact on interest sensitive loans as well as lower rates on new volumes. The average balance for investment securities for the three months ended June 30, 2008 was $3.0 billion, an increase of $0.6 billion from the comparable period in 2007. The average balance for loans for the three months ended June 30, 2008 was $12.7 billion, an increase of $0.4 billion from the comparable period in 2007.

Interest income (on a fully tax-equivalent basis) for the six months ended June 30, 2008, decreased $50.7 million or 10.1% from the comparable period in 2007. The decrease in short-term interest rates had an unfavorable impact on interest sensitive loans as well as lower rates on new volumes. The average balance for investment securities for the six months ended June 30, 2008, was $3.0 billion, an increase of $0.6 billion from the comparable period in 2007. The average balance for loans for the six months ended June 30, 2008 was $12.6 billion, an increase of $0.2 billion from the comparable period in 2007.

The yield on interest-earning assets decreased 85 basis points for the six months ended June 30, 2008 from the comparable period in 2007. The decrease reflects the declining interest rate environment during these periods.

The loan portfolio yield decreased 98 basis points to 5.8% for the six months ended June 30, 2008 and comprised 80.6% of average interest-earning assets compared to a 81.2% of average interest-earning assets for the six months ended June 30, 2007.

Interest Expense

Interest expense for the three months ended June 30, 2008 decreased $31.7 million, or 26.4%, from the comparable period in 2007. For the six months ended June 30, 2008, interest expense decreased $45.1 million or 18.8% from the comparable period in 2007. The decrease for the three and six month periods was primarily due to declining short-term interest rates.

The cost of total interest bearing liabilities was 2.31% for the three months ended June 30, 2008, a decrease of 94 basis points from 3.25% for the comparable period in 2007. Deposit costs for the three months ended June 30, 2008 decreased 87 basis points to 2.01% from 2.88% for the comparable period in 2007. Total borrowing costs for the three months ended June 30, 2008 decreased 185 basis points to 3.38% from 5.23% for the comparable period in 2007.

The cost of interest bearing liabilities was 2.56% for the six months ended June 30, 2008, a decrease of 71 basis points from 3.27% for the comparable period in 2007. Deposit costs for the six months ended June 30, 2008 decreased by 63 basis points to 2.25% from 2.88% for the comparable period in 2007. Total borrowing costs for the six months ended June 30, 2008 decreased 159 basis points to 3.75% from 5.34% for the comparable period in 2007.

The following summarizes the major categories of assets and liabilities together with their respective interest income or expense and the rates earned or paid by Webster.

	Three months ended June 30,
	2008			2007
(In thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$12,686,784	$175,786	5.52%	$12,306,789	$210,337	6.81%
Securities (b)	3,008,582	41,801	5.43	2,430,989	35,035	5.78
Short-term investments	6,374	40	2.50	10,708	145	5.36
Loans held for sale	5,705	92	6.45	481,583	7,419	6.16

Total interest-earning assets	15,707,445	217,719	5.51	15,230,069	252,936	6.62
Noninterest-earning assets	1,541,441			1,597,103

Total assets	$17,248,886			$16,827,172

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$1,487,433	$—	—%	$1,515,877	$—	—%
Savings, NOW & money market deposits	5,891,261	19,305	1.31	5,720,081	30,388	2.13
Certificates of deposit	4,626,051	40,751	3.53	5,243,115	59,295	4.53

Total interest-bearing deposits	12,004,745	60,056	2.01	12,479,073	89,683	2.88
Repurchase agreements and other short-term debt	1,298,709	8,561	2.61	1,078,192	12,596	4.62
Federal Home Loan Bank advances	1,358,648	10,548	3.07	727,371	8,675	4.72
Long-term debt	660,642	9,142	5.54	492,020	9,012	7.33

Total borrowings	3,317,999	28,251	3.38	2,297,583	30,283	5.23

Total interest-bearing liabilities	15,322,744	88,307	2.31	14,776,656	119,966	3.25
Noninterest-bearing liabilities	149,693			147,312
Preferred stock of subsidiary corporation	9,577			9,577
Shareholders’ equity	1,766,872			1,893,627

Total liabilities and shareholders’ equity	$17,248,886			$16,827,172

Fully tax-equivalent net interest income		129,412			132,970
Less: tax equivalent adjustments		(3,726)			(2,617)

Net interest income		$125,686			$130,353

Interest-rate spread			3.20%			3.37%
Net interest margin (b)			3.26%			3.47%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, unrealized losses on available for sale securities of $68.9 million and $6.4 million as of June 30, 2008 and 2007, respectively, are excluded from the average balance for rate calculations.

	Six months ended June 30,
	2008			2007
(In thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$12,613,449	$367,058	5.80%	$12,375,526	$419,501	6.78%
Securities (b)	2,981,734	84,774	5.59	2,367,443	69,238	5.87
Short-term investments	5,032	77	3.05	63,851	1,729	5.39
Loans held for sale	51,039	1,492	5.85	438,084	13,668	6.24

Total interest-earning assets	15,651,254	453,401	5.76	15,244,904	504,136	6.61
Noninterest-earning assets	1,540,169			1,599,293

Total assets	$17,191,423			$16,844,197

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$1,462,493	$—	—%	$1,510,766	$—	—%
Savings, NOW & money market deposits	5,843,966	43,485	1.49	5,644,312	59,150	2.11
Certificates of deposit	4,782,166	91,813	3.85	5,273,269	118,163	4.52

Total interest-bearing deposits	12,088,625	135,298	2.25	12,428,347	177,313	2.88
Repurchase agreements and other short-term debt	1,329,236	19,780	2.94	981,222	22,475	4.56
Federal Home Loan Bank advances	1,199,292	20,427	3.37	822,221	19,584	4.74
Long-term debt	659,715	19,950	6.05	555,881	21,206	7.63

Total borrowings	3,188,243	60,157	3.75	2,359,324	63,265	5.34

Total interest-bearing liabilities	15,276,868	195,455	2.56	14,787,671	240,578	3.27
Noninterest-bearing liabilities	155,120			151,521
Preferred stock of subsidiary corporation	9,577			9,577
Shareholders’ equity	1,749,858			1,895,428

Total liabilities and shareholders’ equity	$17,191,423			$16,844,197

Fully tax-equivalent net interest income		257,946			263,558
Less: tax equivalent adjustments		(7,404)			(5,124)

Net interest income		$250,542			$258,434

Interest-rate spread			3.20%			3.34%
Net interest margin (b)			3.27%			3.44%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, unrealized losses on available for sale securities of $52.0 million and $8.7 million as of June 30, 2008 and 2007, respectively, are excluded from the average balance for rate calculations.

Provision for Credit Losses

The provision for credit losses was $25.0 million for the three months ended June 30, 2008, an increase of $20.8 million when compared to $4.2 million from the comparable period in 2007. The increase in the provision for the quarter reflects increased levels of nonperforming loans given continued economic uncertainty. Net charge-offs for Webster’s continuing portfolio for the three months ended June 30, 2008 were $11.2 million as compared to $4.2 million for the comparable period in 2007. The annualized net charge-off ratio for the continuing portfolio for the three months ended June 30, 2008 was 0.36% compared to 0.14% for the comparable period in 2007. Net charge-offs within Webster’s liquidating portfolio were $9.2 million for the three months ended June 30, 2008. The annualized net charge-off ratio for the liquidating portfolio for the three months ended June 30, 2008 was 8.68%. There are no comparables for the liquidating portfolio for the three months ended June 30, 2007 as the liquidating portfolio was established in the fourth quarter of 2007.

For the six months ended June 30, 2008, the provision was $40.8 million, an increase of $33.5 million from the comparable period in 2007. For the six months ended June 30, 2008, net charge-offs for the continuing portfolio was $27.0 million compared to $9.5 million for the comparable period in 2007. The annualized net charge-off ratio for the continuing portfolio for the six months ended June 30, 2008 was 0.44% of average total loans of the continuing portfolio compared to 0.15% for the comparable period in 2007. Included in net charge-offs in the second quarter of 2007 were $0.6 million of consumer overdraft losses. Prior to the second quarter of 2007, overdraft losses were shown as a reduction of deposit fee income. Net charge-offs for the liquidating portfolio were $17.0 million for the six months ended June 30, 2008. The annualized net charge-off ratio for the liquidating portfolio was 7.93% of the average total loans of the liquidating portfolio for the six months ended June 30, 2008. There are no comparables for net charge-offs within the liquidating portfolio for the six months ended June 30, 2007 as the liquidating portfolio was established in the forth quarter of 2007.

Management performs a quarterly review of the loan portfolio and unfunded commitments to determine the adequacy of the allowance for credit losses and the amount of provision for credit losses required. Several factors influence the amount of the provision, including loan growth and changes in portfolio mix as well as net charge-offs, and the economic environment.

The allowance for credit losses, which is comprised of the allowance for loan losses and the reserve for unfunded commitments, totaled $194.4 million, or 1.52% of total loans at June 30, 2008, and $197.6 million, or 1.58% of total loans at December 31, 2007. The allowance for credit losses related to the continuing portfolio was $161.5 million, or 1.30% of loans within the continuing portfolio and $147.7 million, or 1.23% of loans within the continuing portfolio at December 31, 2007. The allowance for credit losses related to the liquidating portfolio was $32.9 million, or 8.81% of loans within the liquidating portfolio and $49.9 million, or 11.77% of loans within the liquidating portfolio at December 31, 2007. Management is currently obtaining updated collateral values for the liquidating portfolio in the third quarter of 2008 and will continue to assess reserve adequacy to ensure coverage is appropriate.

For further information, see “Loan Portfolio Review and Allowance for Credit Losses Methodology” included in the “Financial Condition—Asset Quality” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 44 through 47 of this report.

Non-interest Income

Total non-interest income was a loss of $(5.7) million for the three months ended June 30, 2008, a decrease of $61.3 million from the comparable period in 2007. The decrease for the three months ended June 30, 2008 is primarily attributable to the $54.9 million other-than-temporary impairment of certain investments to fair value, a decrease of $3.9 million in mortgage banking activities and the one-time $2.1 million gain associated with the redemption of Webster Capital Trust I & II securities in June 2007.

Deposit service fees totaled $29.9 million for the three months ended June 30, 2008 up from $28.8 million in the year-ago period. Loan-related fees were $7.9 million for the three months ended June 30, 2008, flat when compared to results from a year ago. Wealth management was $7.6 million for the three months ended June 30, 2008, also flat when compared to results from a year ago. Revenues from mortgage banking activities were $0.1 million for the quarter, compared to $4.0 million for the second quarter from a year ago. The reduced income in mortgage banking activities over the last year reflects the closure of National Wholesale mortgage lending in the fourth quarter of 2007. Net gains from the sale of securities were $0.1 million for the quarter, a decrease of $0.4 million when compared to $0.5 million recorded a year ago. Other non-interest income was $0.8 million for the quarter compared to $2.0 million a year ago.

For the six months ended June 30, 2008, total non-interest income was $42.1 million, a decrease of $60.8 million from the comparable period in 2007. The decrease in non-interest income for the six months ended June 30, 2008, was primarily due to the $56.2 million of other-than-temporary impairments of investments during the first half of 2008, a decrease in mortgage banking activities of $5.3 million and the one-time $2.1 million gain associated with the redemption of Webster Capital Trust I and II securities in June 2007, partially offset by an increase in deposit service fees of $4.3 million and the Visa Inc. share redemption of $1.6 million.

Non-interest Expenses

Total non-interest expenses were $137.7 million in the second quarter compared to $128.9 million for the second quarter of 2007. The $8.8 million increase in total non-interest expenses for the second quarter included a total of $21.0 million of items that were specific to the quarter, comprised of the $8.5 million goodwill impairment charge and $12.5 million of other costs consisting of $7.7 million of the One Webster earnings optimization initiative, $1.6 million in severance and other expenses related to early retirement and other executive changes, and $3.2 million of other charges offset by a $1.7 million reduction in amortization of intangible assets and the one time expense of the $8.9 million premium for the redemption of Webster Capital Trust I and II in the second quarter of 2007

For the six months ended June 30, 2008, non-interest expense increased $3.7 million to $253.8 million from $250.1 million a year ago. The increase is primarily due to $5.0 million of seasonally higher compensation costs related to payroll taxes and benefits offset by a $0.7 million partial release to the Visa, Inc. related litigation reserve established in the fourth quarter of 2007.

Webster, like many other financial service entities, has experienced stock price declines during the first half of the year creating a significant gap between book value and market value. This volatility in market value subjects companies to the results of impairment testing of goodwill, which could result in a reduction in the value of goodwill and require an impairment charge. The $8.5 million goodwill impairment charge relates solely to Webster’s insurance premium finance subsidiary, Budget Installment Corporation, which was acquired in 2003. This charge is non-cash in nature and does not affect Webster’s liquidity, tangible equity or regulatory ratios. The balance of the testing did not result in any impairment charges being required. Webster utilized the services of an independent national valuation firm, engaged in the second quarter of 2008, to evaluate its methodology, its business segment goodwill allocations and to arrive independently to an overall valuation. Webster will continue to evaluate the goodwill associated with its reporting units on an ongoing basis, specifically in the third quarter as part of its scheduled annual review.

Income Taxes

Income taxes (benefits) applicable to continuing operations for the three and six months ended June 30, 2008, were $(14.3) million and $18,000, respectively, compared to $16.8 million and $33.0 million, respectively, for the comparable 2007 periods. The net decreases are principally due to the existence of the $42.8 million pre-tax loss for the second quarter of 2008, compared to the $52.7 million pre-tax income for the second quarter of 2007. Also impacting income taxes (benefits) during the second quarter of 2008 were the $8.5 million goodwill impairment, for which no tax benefit was recognized, and the resolution of certain matters with a state taxing authority which, in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), resulted in the recognition of a $1.2 million tax benefit.

The effective tax rates for the three and six months ended June 30, 2008, are not meaningful measures due, primarily, to the existence of pre-tax losses during those periods. The annual effective rate, excluding the impact of FIN 48 and other items, for 2008 is estimated at 29.5%, compared to 31.9% for the comparable 2007 period, and the 31% estimated during the first quarter of 2008. The decrease is primarily attributable to the reduction, during the second quarter of 2008, in the pre-tax income estimated for 2008.

Webster continues to expect the effective tax rate to remain subject to volatility in future quarters due, in part, to the provisions of FIN 48 requiring the evaluation of new information, and the recognition of its potential impact on our tax positions in interim periods.

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

Webster’s business segments results are intended to reflect each segment as if it were a stand alone business. The following tables present the results for Webster’s business segments for the three and six months ended June 30, 2008 and 2007. The results for the three and six months ended June 30, 2008 incorporate the allocation of the increase provision for loan losses, other-than-temporary impairment charges and income tax benefit to each of Webster’s business segments resulting in an increase in the net income of certain business segments as compared to the comparable periods in 2007. For the three and six months ended June 30, 2008, Webster realized an income tax benefit for the effects of the increase in the provision for loan losses and the other-than-temporary impairment of certain available for sale securities. The results of Other includes the $8.5 million goodwill impairment charge for the insurance premium finance subsidiary. The impact of this charge was not allocated across all reporting segments.

Business Segment Performance Summary.

	For the three months ended June 30,		For the six months ended June 30,
Net Income (In thousands)	2008	2007	2008	2007
Commercial Banking	$18,684	$10,545	$27,849	$21,422
Retail Banking	17,370	15,636	26,234	30,364
Consumer Finance	17,287	12,011	26,653	21,778
Other	(5,551)	2,132	(4,154)	3,971

Total reportable segments	47,790	40,324	76,582	77,535
Corporate & Reconciling items	(76,730)	(4,857)	(81,157)	(7,032)

Total consolidated net (loss) income	$(28,940)	$35,467	$(4,575)	$70,503

Commercial Banking

The Commercial Banking segment includes middle market, asset-based lending and commercial real estate.

Commercial Banking Results.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2008	2007	2008	2007
Net interest income	$27,245	$27,669	$54,494	$54,400
Provision for credit losses	4,136	3,727	7,292	6,617

Net interest income after provision	23,109	23,942	47,202	47,783
Non-interest income	5,520	4,920	9,934	9,957
Non-interest expense	15,143	13,376	29,536	26,356

Income before income taxes	13,486	15,486	27,600	31,384
Income tax (benefit) expense	(5,198)	4,941	(249)	9,962

Net income	$18,684	$10,545	$27,849	$21,422

Total assets at period end	$3,827,368	$3,422,613	$3,827,368	$3,422,613

Net income increased $8.1 million, or 77.2%, for the three months ended June 30, 2008 compared to the comparable period in 2007, primarily reflecting an increase in the realization of an income tax benefit. The $1.8 million increase in non-interest expense is attributable to increased compensation costs related to a reduction in the deferral of salaries related to lower loan originations and increased charges for corporate technology, administration and other shared services. The increase in assets is attributable to increases in commercial real estate loans and line usage of asset based loans.

For the six months ended June 30, 2008, net income increased $6.4 million or 30.0%, as compared to the comparable period in 2007. The increase is due to the realization of an income tax benefit. Non-interest expense increased $3.2 million or 12.1% over the comparable period in 2007 due to increased compensation costs related to a reduction in the deferral of salaries related to lower loan originations and increased charges for corporate technology administration and shared services.

Retail Banking

Included in the Retail Banking segment is retail, business and professional banking, and investment services.

Retail Banking Results.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2008	2007	2008	2007
Net interest income	$53,950	$65,411	$110,180	$128,484
Provision for credit losses	1,164	1,168	2,400	2,412

Net interest income after provision	52,786	64,243	107,780	126,072
Non-interest income	31,615	31,585	61,478	58,422
Non-interest expense	72,051	72,871	143,259	140,010

Income before income taxes	12,350	22,958	25,999	44,484
Income tax (benefit) expense	(5,020)	7,322	(235)	14,120

Net income	$17,370	$15,636	$26,234	$30,364

Total assets at period end	$1,593,736	$1,557,525	$1,593,736	$1,557,525

Income before income taxes for the three months ended June 30, 2008 decreased by $10.6 million, or 46.2% from the comparable period in 2007. Net interest income decreased $11.5 million, or 17.5%, driven by a decline in revenue earned on the Retail Banking deposit portfolio. The recent drop in short-term interest rates decreased the margin on deposits relative to Webster’s wholesale funding costs. Another factor contributing to the decrease in net interest income was a decline in time deposits that was driven by the challenge of retaining maturing CD balances in a highly competitive pricing environment. Non-interest income was essentially flat relative to the second quarter of 2007. Increases in debit card, credit card, ATM surcharge and investment service fees were offset by a decline in loan fees and a loss on sale of fixed assets. Non-interest expenses recorded a 1.1% decrease relative to the second quarter of 2007 which included a one-time $3.4 million write-down of software development costs.

For the six months ended June 30, 2008, income before income taxes decreased by $18.5 million or 41.6% compared to the comparable period in 2007. Net interest income decreased $18.3 million, or 14.2%, driven by a decline in revenue earned on the Retail

Banking deposit portfolio. The increase in non-interest income of $3.1 million was driven by increased deposit related charges, primarily NSF fees, increased debit card usage and ATM surcharges. Non-interest expenses increased $3.2 million due to higher payroll tax and occupancy costs and increased allocated charges for corporate technology, administration and other shared services. The increase in these expenses was partially offset by the impact of the non-recurring software write-down that was recognized during the second quarter of 2007.

Consumer Finance

Consumer Finance includes residential mortgage and consumer lending, as well as mortgage banking activities.

Consumer Finance Results.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2008	2007	2008	2007
Net interest income	$29,800	$31,054	$62,026	$63,890
Provision for credit losses	3,443	3,275	6,881	6,662

Net interest income after provision	26,357	27,779	55,145	57,228
Non-interest income	3,440	7,063	7,255	12,293
Non-interest expense	17,806	17,212	35,985	37,615

Income before income taxes	11,991	17,630	26,415	31,906
Income tax (benefit) expense	(5,296)	5,619	(238)	10,128

Net income	$17,287	$12,011	$26,653	$21,778

Total assets at period end	$7,031,084	$8,237,724	$7,031,084	$8,237,724

Net income increased $5.3 million, or 43.9%, for the three months ended June 30, 2008 compared to the comparable period in 2007. The increase in net income is due to the realization of an income tax benefit which offset reduced mortgage banking activity. The $1.3 million decrease in net interest income is primarily attributable to declining short-term interest rates, a flattening of the yield curve and a decrease in the interest on loans held-for-sale due to lower balances. The increase in the provision for credit losses is primarily related to an increase in net loan charge-offs. The $3.6 million decrease in non-interest income is primarily related to the discontinuation of the Company’s National Wholesale mortgage banking activities. The $0.6 million increase in non-interest expense is related to increased expenses due to foreclosure and REO activity, offsetting decreases in expenses from business lines restructurings. The decrease in assets is attributable to lower balances of loans held-for-sale related to the Company’s decision to exit National Wholesale mortgage banking.

For the six months ended June 30, 2008, net income increased by $4.9 million or 22.4% as compared to the comparable period in 2007. The increase in net income is due to the realization of an income tax benefit as well as the disposition of People’s Mortgage Company in 2007, offsetting reduced mortgage banking activity. The $1.9 million decrease in net interest income is primarily attributable to declining short-term interest rates, a flattening of the yield curve and a decrease in the interest on loans held-for-sale due to lower balances. The increase in the provision for credit losses of $0.2 million is primarily related to an increase in net loan charge-offs. The $5.0 million decrease in non-interest income is primarily related to the discontinuation of the Company’s National Wholesale mortgage banking activities. The $1.6 million decrease in non-interest expense is related to business line restructurings. The decrease in assets is attributable to lower balances of loans held-for-sale related to the Company’s decision to exit National Wholesale mortgage banking as well as the completion of a securitization in early 2007.

Other

Other includes equipment financing, investment planning, insurance premium finance, and HSA Bank.

Other results.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2008	2007	2008	2007
Net interest income	$10,008	$9,842	$19,842	$19,236
Provision for credit losses	1,175	1,125	2,324	2,200

Net interest income after provision	8,833	8,717	17,518	17,036
Non-interest income	6,378	5,904	12,806	11,841
Non-interest expense	21,479	11,492	34,441	23,058

(Loss) income before income taxes	(6,268)	3,129	(4,117)	5,819
Income tax (benefit) expense	(717)	997	37	1,848

Net (loss) income	$(5,551)	$2,132	$(4,154)	$3,971

Total assets at period end	$1,356,068	$1,332,464	$1,356,068	$1,332,464

Net income decreased $7.7 million, or 360.4%, in for the three months ended June 30, 2008 compared to the comparable period in 2007 reflecting increases in non-interest expense offset by increases in net interest income and non-interest income. Non-interest expense increased $10.0 million primarily due to the $8.5 million goodwill impairment charge for Webster’s premium insurance finance subsidiary as well as increases in compensation and benefits related to HSA Bank and equipment financing. Net interest income increased by $166,000, or 1.69%, compared to the three months ended June 30, 2007. The increase reflects increases in interest income on leases related to growth in the equipment financing portfolio and decreases in interest expense related to the government finance division. The increase in non-interest income of $474,000, or 8.02%, compared to the three months ended June 30, 2007, is related to increased deposit related charges at HSA Bank.

For the six months ended June 30, 2008, net income decreased $8.1 million from the results for the six months ended June 30, 2007. The decrease is primarily due to the $8.5 million goodwill impairment charge for Webster’s insurance premium financing subsidiary.

Reconciliation of business segments’ net income to consolidated net income.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2008	2007	2008	2007
Net income from reportable segments	$47,790	$40,324	$76,582	$77,535
Adjustments, net of taxes:
Corporate Treasury Unit	12,595	837	17,482	2,315
Allocation of provision for credit losses	(15,924)	3,444	(22,089)	7,270
Allocation of net interest income	(2,293)	(1,139)	(7,227)	(3,165)
Discontinued operations	(439)	(405)	(2,563)	(449)
Allocation of non-interest income	(59,020)	1,712	(56,475)	2,260
Allocation of non-interest expense	(11,649)	(9,306)	(10,285)	(15,263)

Consolidated net (loss) income	$(28,940)	$35,467	$(4,575)	$70,503

Financial Condition

Webster had total assets of $17.5 billion and $17.2 billion at June 30, 2008 and December 31, 2007, respectively.

Total loans increased by $290.5 million, or 2.3%, from December 31, 2007 and $326.2 million, or 2.6%, from June 30, 2007. The increase is principally due to increases in higher yielding commercial and commercial real estate loans. At the same time, total deposits decreased $277.6 million, or 2.2%, from December 31, 2007 and $742.5 million, or 5.8%, from June 30, 2007 from declines in retail and brokered certificates of deposits. Webster’s loan to deposit ratio was 105.7% at June 30, 2008 compared with 101.0% and 97.0% at December 31, 2007 and June 30, 2007, respectively.

At June 30, 2008, total shareholders’ equity of $1.9 billion represented a net increase of $155.1 million from December 31, 2007. The change in equity for the six months ended June 30, 2008 consisted of the convertible preferred stock issuance of $225.0 million (for further information see Note 12 of Notes to Consolidated Interim Financial Statements elsewhere in this report), $4.9 million related stock options exercised, stock based compensation and the related tax benefits and $2.1 million other miscellaneous offset by a net loss of $4.6 million, $31.5 million, of dividends to common shareholders, $7.3 million in preferred stock issuance costs, $0.3 million to repurchase shares of common stock, a $32.3 million unfavorable change in unrealized losses on the available for sale securities portfolio (net of tax) and $0.9 million resulting from the adoption of EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements. At June 30, 2008 the tangible capital ratio was 6.79% compared to 5.89% at December 31, 2007 and 6.59% at June 30, 2007.

Investment Securities Portfolio

Webster, either directly or through Webster Bank, maintains an investment securities portfolio that is primarily structured to provide a source of liquidity for its operating needs, to generate interest income and provide a means to balance interest rate sensitivity. The investment securities portfolio totaled $2.9 billion at June 30, 2008 compared to $2.4 billion a year ago. The yield in the securities portfolio for the quarter was 5.43% compared with 5.78% for the second quarter of last year.

During the first half of 2008, the Federal Reserve cut the Fed Funds rate by 225 basis points in response to the financial market crisis brought on by the sub prime mortgage concerns, and short term rates declined more than intermediate and long term rates. Credit spreads widened significantly during the first quarter as recession fears and liquidity concerns gripped the market. Although rates on U.S. Treasury securities fell during the first six months of 2008 as investors sought the safety of these instruments, yields on credit sensitive fixed income securities were largely higher as investors required more return to take on the credit and liquidity risk of these types of bonds. This development negatively impacted the valuation of the credit sensitive portion of the investment portfolio, specifically corporate bonds and notes.

During the second quarter of 2008, the Company recorded write-downs for other-than-temporary impairments of its available for sale securities of $53.7 million ($41.6 million of debt securities and $12.1 million in common and preferred equity securities). To the extent that continued changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record additional impairment charges for other than temporary impairment in future periods. For additional information on the other-than-temporary charges, refer to the “Supplemental Information” link on the Investor Relations page on Webster’s website at www.websteronline.com. This information does not constitute a part of this report and is not incorporated by reference herein.

Loan Portfolio

At June 30, 2008, total loans were $12.6 billion, an increase of $293.7 million from December 31, 2007. The increase is primarily due to growth in commercial loans.

Commercial loans (including commercial real estate) represented 46.5% of the loan portfolio at June 30, 2008, up from 44.6% at December 31, 2007 and 44.2% at June 30, 2007. Residential mortgage loans declined to 28.1% of the loan portfolio at June 30, 2008 from 29.1% at December 31, 2007 and 30.1% at June 30, 2007. The remaining portion of the loan portfolio consisted of consumer loans, principally home equity loans and lines of credit.

The following paragraphs highlight, by business segment, the lending activities in the various portfolios during the quarter. Please refer to Webster’s 2007 Annual Report on Form 10-K, pages 1 through 6, for a complete description of Webster’s lending activities and credit administration policies and procedures.

COMMERCIAL BANKING

Middle-Market Banking

At June 30, 2008, middle market loans, including commercial and owner-occupied commercial real estate, totaled $1.9 billion, an increase of 11.2% compared to $1.7 billion at December 31, 2007 and an increase of 24.8% compared to $1.6 billion at June 30, 2007. Originations for the three and six months ended June 30, 2008 totaled $43.9 million and $80.0 million, respectively, as compared to $39.5 million and $150.5 million, respectively, for the comparable periods in 2007. Lower originations in 2008 reflect a slowing business economy and fewer transactions that met Webster’s risk return criteria.

Commercial Real Estate Lending

At June 30, 2008 commercial real estate loans totaled $2.3 billion, an increase of 12.4% compared to $2.1 billion at December 31, 2007 and an increase of 19.4% compared to $1.9 billion at June 30, 2007. Given the recent disruption in the capital markets, Webster has seen opportunities to book high quality, low loan to value loans. Included in these loans are owner-occupied loans originated by the Middle Market division and owner-occupied and non-owner-occupied loans originated in the Business & Professional Banking divisions of $691.0 million at June 30, 2008, $714.0 million at December 31, 2007 and $725.0 million at June 30, 2007. The balance of the portfolio is administered by the Commercial Real Estate Division. During the three and six months ended June 30, 2008, originations totaled $129.9 million and $250.6 million, respectively, compared to $89.0 million and $200.0 million, respectively, for the comparable period in 2007.

Asset-Based Lending

At June 30, 2008, asset-based loans totaled $843.0 million, an increase of 6.3% compared to $793.0 million at December 31, 2007 and an increase of 3.2% compared to $816.8 million at June 30, 2007. The majority of these loans are managed by Webster Business Credit Corporation (“WBCC”), an asset-based lending subsidiary headquartered in New York, NY. In addition to direct originations, WBCC generally establishes depository relationships with the borrower through cash management accounts. At June 30, 2008, December 31, 2007 and June 30, 2007 the total of these deposits was $31.5 million, $35.2 million and $40.0 million, respectively. During the three and six months ended June 30, 2008, WBCC funded loans of $28.7 million and $63.5 million, respectively, with new commitments of $65.1 million and $152.0 million compared to funding loans of $58.7 million and $86.9 million, respectively, with new commitments of $122.3 million and $194.6 for the comparable periods in 2007.

RETAIL BANKING

Business & Professional Banking

Business & Professional Banking, Webster’s small business banking division, had loans outstanding of $908.6 million at June 30, 2008, a decrease of 0.1% as compared to $909.9 million outstanding at December 31, 2007, and an increase of 0.4% compared to $904.7 million at June 30, 2007. Included in the portfolio is $528.3 million of loans secured by commercial real estate. New originations for the three and six months ended June 30, 2008 totaled $113.5 million and $208.0 million, respectively, compared to $106.8 million and $212.4 million, respectively, for the comparable periods in 2007.

CONSUMER FINANCE

Residential Mortgage and Mortgage Banking

For the three and six months ended June 30, 2008, residential mortgage loan originations totaled $127.2 million and $269.5 million, respectively, compared with $164.2 million and $316.8 million for the comparable periods in 2007 excluding National Wholesale production. Prior to 2008, the majority of this originated loan volume, including servicing, was sold in the secondary market. In 2007, Webster discontinued all National Wholesale mortgage banking activities. As a result, originations for 2008 and the balance of loans held for sale are substantially lower than prior periods. At June 30, 2008 and December 31, 2007, there were $4.0 million and $221.6 million, respectively, of residential mortgage loans held for sale in the secondary market.

The residential mortgage loan continuing portfolio totaled $3.6 billion at both June 30, 2008 and December 31, 2007. At June 30, 2008, approximately $0.8 billion, or 23.1%, of the portfolio consisted of adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. At June 30, 2008, approximately $2.7 billion, or 76.9%, of the total residential mortgage loan portfolio, consisted of fixed rate loans.

The liquidating portfolio of residential construction loans totaled $63.5 million at June 30, 2008, a decrease of 23.8%, compared with $83.3 million at December 31, 2007.

Consumer Loans

Consumer finance includes home equity loans and lines of credit and other consumer loans. At June 30, 2008, consumer loans within the continuing portfolio totaled $2.9 billion, a decrease of 0.16%, or $4.6 million, compared to December 31, 2007. At June 30, 2008, consumer loans within the liquidating portfolio totaled $310.4 million, a decrease of 8.9%, or $30.3 million compared to December 31, 2007.

OTHER

Equipment Financing

Webster’s equipment financing portfolio totaled $988.3 million at June 30, 2008, an increase of 1.8% compared to $970.9 million at December 31, 2007 and an increase of 4.8% compared to $943.4 million at June 30, 2007. the majority of Webster’s equipment financing portfolio is overseen by Center Capital Corporation (“Center Capital”), its nationwide equipment financing subsidiary. Center Capital originated $117.9 million and $217.2 million in loans during the three and six months ended June 30, 2008, respectively, compared to $125.7 million and $227.3 million during the comparable periods in 2007.

Insurance Premium Financing

Budget Installment Corporation (“BIC”), an insurance premium financing subsidiary, provides products covering commercial property and casualty policies for businesses throughout the United States. BIC had total loans outstanding of $75.0 million at June 30, 2008, a decrease of 11.1% compared to $84.4 million at December 31, 2007 and a decrease of 14.6% compared to $87.9 million at June 30, 2007. Loans originated in the three and six months ended June 30, 2008 totaled 45.6 million and $84.6 million, compared to $56.1 million and $103.7 million, respectively, for the comparable periods in 2007.

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

The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments and letters of credit. These commitments are converted to estimates of potential loss using loan equivalency factors, and include internal and external historic loss experience. At June 30, 2008, the reserve for unfunded credit commitments was $9.5 million, which represents 4.9% of the total allowance for credit losses.

Management considers the adequacy of the allowance for credit losses to be a critical accounting policy. The adequacy of the allowance is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Webster’s market and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for credit losses is adequate as of June 30, 2008, actual results may prove different and these differences could be significant.

A summary of the changes in the allowance for credit losses follows:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2008	2007		2008	2007
Beginning balance—continuing portfolio	$147,691		$152,660	$147,680		$154,994
Provision	25,000		4,250	40,800		7,250
Charge-offs continuing portfolio:
Commercial (a)	(8,664)		(2,034)	(20,103)		(4,327)
Residential	(1,036)		(286)	(2,516)		(2,867)
Consumer	(2,784)		(3,176)	(6,481)		(5,169)

Charge-offs continuing portfolio	(12,484)		(5,496)	(29,100)		(12,363)
Recoveries	1,290		1,336	2,117		2,869

Net loan charge-offs—continuing portfolio	(11,194)		(4,160)	(26,983)		(9,494)

Ending balance—continuing portfolio	$161,497		$152,750	$161,497		$152,750

Beginning balance—liquidating portfolio	$42,117	$	N/A	$49,906	$	N/A
Provision	—		N/A	—		N/A

Charge-offs liquidating portfolio:
NCLC	(4,203)		N/A	(8,544)		N/A
Consumer (home equity)	(5,450)		N/A	(8,898)		N/A

Charge-offs liquidating portfolio	(9,653)		N/A	(17,442)		N/A
Recoveries	407		N/A	407		N/A

Net loan charge-offs—liquidating portfolio	(9,246)		N/A	(17,035)		N/A

Ending balance—liquidating portfolio	$32,871		N/A	$32,871		N/A

Ending balance-total allowance for credit losses	$194,368		$152,750	$194,368		$152,750

Components:
Allowance for loan losses	$184,868		$144,974	$184,868		$144,974
Reserve for unfunded credit commitments	9,500		7,776	9,500		7,776

Allowance for credit losses	$194,368		$152,750	$194,368		$152,750

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.

A summary of annualized net charge-offs to average outstanding loans by category follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net charge-offs continuing:
Residential	0.10%	(0.01)	0.13%	0.13%
Commercial (a)	0.53	0.12	0.64	0.10
Consumer	0.35	0.33	0.41	0.28

Net charge-offs continuing	0.36%	0.14	0.44%	0.15%

Net charge-offs liquidating:
NCLC	23.00%	N/A	19.39%	N/A
Consumer (home equity)	6.75	N/A	5.15	N/A

Net charge-offs liquidating	8.68	N/A	7.93	N/A

Total net charge-offs to total average loans	0.64%	0.14	0.69%	0.15%

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.

See the Allowance for Credit Losses Methodology section within Management’s Discussion and Analysis on pages 44 through 47 of Webster’s 2007 Annual Report on Form 10-K for additional information.

Nonperforming Assets

The following table details nonperforming assets:

	June 30, 2008		December 31,2007		June 30, 2007
(Dollars in thousands)	Amount	Percent (1)	Amount	Percent (1)	Amount	Percent (1)
Loans accounted for on a nonaccrual basis:
Continuing Portfolio:
Commercial:
Commercial banking	$55,788	4.46	$26,804	1.06	$20,142	0.78
Equipment financing	6,718	0.68	6,473	0.67	2,584	0.27

Total commercial	62,506	1.73	33,277	0.95	22,726	0.64
Commercial real estate	57,840	2.49	12,896	0.62	12,242	0.63
Residential	26,293	0.75	22,352	0.63	26,683	0.71
Consumer	20,745	0.72	14,455	0.50	10,875	0.34

Nonaccruing loans—continuing portfolio	167,384	1.35	82,980	0.69	72,526	0.58

Liquidating Portfolio:
NCLC(2)	29,025	46.22	22,797	27.38	N/A	N/A
Consumer (home equity)	10,651	3.43	7,126	2.09	N/A	N/A

Nonaccruing loans—liquidating portfolio	39,676	10.63	29,923	7.06	N/A	N/A

Total nonaccruing loans	207,060	1.62	112,903	0.90	72,526	0.58

Foreclosed and repossessed assets:
Commercial	6,776		2,211		3,950
Residential	4,071		1,062		711
Consumer	6,193		4,896		1,467

Total foreclosed and repossessed assets	17,040		8,169		6,128

Total nonperforming assets	$224,100		$121,072		$78,654

(1)	Percentage represents the balance of nonaccrual loans to the total loans outstanding within the comparable category.

(2)	NCLC is defined as National Construction Lending Center.

The allowance for loan losses at June 30, 2008 was $184.9 million and represented 1.45% of total loans compared to an allowance of $188.1 million that represented 1.51% of total loans at December 31, 2007. The allowance for loan losses allocated to the continuing portfolio at June 30, 2008 was $152.0 million and represented 1.23% of loans within the continuing portfolio compared to an allowance of $138.4 million that represented 1.15% of loans within the continuing portfolio at December 31, 2007. The allowance for loan losses allocated to the liquidating portfolio at June 30, 2008 was $32.9 million and represented 8.81% of loans within the liquidating portfolio compared to an allowance of $49.9 million that represented 11.77% of loans within the liquidating portfolio December 31, 2007. For additional information on the allowance, see Note 6 of Notes to Consolidated Interim Financial Statements elsewhere in this report.

Webster’s total nonperforming assets (NPAs) increased to $224.1 million at June 30, 2008 in comparison with $78.7 million at June 30, 2007. NPAs in the continuing portfolio were $182.1 million at June 30, 2008 compared to $91.1 million at December 31, 2007 and $78.7 million at June 30, 2007. C&I and CRE represented $85.4 million of the $103.4 million increase from June 30, 2007. The majority of the increase is a result of six commercial credits, four of which are residential development loans aggregating $37.1 million that reflect the continuing challenge of the residential housing market. The four residential development credits represent all the increase in CRE nonperforming assets.

Credit metrics in the $2.8 billion continuing home equity portfolio performed within normalized levels with the delinquency rate declining to 0.62% at June 30, 2008 from 0.18% at June 30, 2007 while the nonaccrual rate increased to 0.72% from 0.34% at June 30, 2007.

Webster’s liquidating portfolios consisting of indirect, out of market, home equity and national construction loans had $373.2 million outstanding at June 30, 2008 compared to $423.9 million when the liquidating portfolios were established at December 31, 2007. The total of $373.2 million consists of $46.1 million in construction loans, $16.7 million 1-4 family residential mortgage loans and $310.4 million in home equities. Liquidating portfolio charge-offs of $9.6 million in the quarter consisted of $4.2 million in gross charges for construction loans and $5.4 million in gross charges for consumer home equity loans. Charge-offs from the liquidating portfolios were taken against the special reserves established in the fourth quarter of 2007. As a result, Webster has reserves of $9.1 million and $28.3 million, respectively, against the residential and consumer portfolios, as of June 30, 2008 or $32.9 million in total reserves against $373.2 million in total balances.

Other Past Due Loans

The following table sets forth information regarding Webster’s over 30-day delinquent loans, excluding loans held for sale and nonaccrual loans.

	June 30, 2008		December 31, 2007		June 30, 2007
(Dollars in thousands)	Principal Balances	Percent (1)	Principal Balances	Percent (1)	Principal Balances	Percent (1)
Past due 30-89 days:
Continuing Portfolio:
Residential	$26,535	0.75%	$23,710	0.67%	$24,129	0.65%
Commercial	17,751	0.49	18,935	0.54	13,354	0.38
Commercial real estate	5,241	0.23	12,054	0.58	13,452	0.69
Consumer	18,137	0.63	22,347	0.78	22,384	0.70

Total continuing portfolio	67,664	0.53	77,046	0.64	73,319	0.59

Liquidating Portfolio:
NCLC	3,486	5.55	13,143	15.79	N/A	N/A
Consumer (home equity)	8,063	2.60	8,793	2.58	N/A	N/A

Liquidating portfolio	11,549	3.09	21,936	5.17	N/A	N/A

Total loans past due 30-89 days	79,213	0.62	98,982	0.79	73,319	0.59

Past due 90 days or more and accruing:
Continuing portfollio
Commercial	1,380	0.04	1,141	0.03	1,188	0.03
Commercial real estate	—	—	750	0.04	900	0.05

Total loans past due 90 days and still accruing	1,380	0.01	1,891	0.01	2,088	0.02

Total over 30-day delinquent loans	$80,593	0.63	$100,873	0.80	$75,407	0.61

(1)	Percentage represents the balance of past due loans to the total loans outstanding within the comparable category.

(2)	Comparable information for the liquidating portfolio for June 30, 2007 is not available as the portfolio was established in the fourth quarter of 2007.

The decrease in the past due loans related to the continuing portfolio, primarily commercial real estate, and the liquidating portfolio of $9.4 million and $10.4 million, respectively, is attributed to loans becoming 90 days or more past due and are reported as non-accruing loans as of June 30, 2008.

Deposits

Total deposits decreased $277.6 million, or 2.2%, to $12.1 billion at June 30, 2008 from $12.4 billion at December 31, 2007 and $742.5 million, or 5.8%, from June 30, 2007. The decrease occurred primarily in certificates of deposit and brokered deposits partially offset by increases in Savings and health savings accounts.

Borrowings and Other Debt Obligations

Total borrowed funds, including long-term debt, increased $407.7 million, or 13.9%, to $3.3 billion at June 30, 2008 from $2.9 billion at December 31, 2007 and $1.3 billion, or 60.4% from June 30, 2007. Borrowings represented 19.2% of assets at June 30, 2008 compared to 17.1% at December 31, 2007 and 12.3% at June 30, 2007. See Notes 9 and 10 of Notes to Consolidated Interim Financial Statements for additional information.

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

The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points over a twelve month period starting June 30, 2008 and December 31, 2007 might have on Webster’s net income for the subsequent twelve month period.

	-100 bp	+100 bp	+200 bp
June 30, 2008	-1.9%	0.3%	0.5%
December 31, 2007	-0.5%	-0.7%	-0.6%

Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is well within policy limits for all scenarios. The flat rate scenario at the end of 2007 assumed a federal funds rate of 4.25%. The flat rate scenario as of June 30, 2008 assumed a federal funds rate of 2.0%. The increase in risk to lower rates since year end is mainly due to deposit floors that are reached and the replacement of short term funding with some fixed rate term funding. As the federal funds rate was at 2.0% on June 30, 2008, the -200 basis point scenario has been excluded.

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s net income for the subsequent twelve month period starting June 30, 2008 and December 31, 2007.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100 BP	-50 BP	+50 BP	+100 BP	-100 BP	-50 BP	+50 BP	+100 BP
June 30, 2008	1.1%	0.7%	-1.7%	-3.3%	-4.2%	-1.9%	1.2%	2.3%
December 31, 2007	5.0%	2.4%	-2.9%	-5.5%	-6.5%	-2.8%	-2.3%	4.4%

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

The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at June 30, 2008 and December 31, 2007 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

	Book	Estimated Economic	Estimated Economic Value Change
(Dollars in thousands)	Value	Value	-100 BP	+100 BP
June 30, 2008
Assets	$17,478,636	$16,791,036	337,840	(362,453)
Liabilities	15,586,931	14,939,314	214,815	(191,948)

Total	$1,891,705	$1,851,722	$123,025	(170,505)
Net change as % of base net economic value			6.6%	(9.2)%

December 31, 2007
Assets	$17,201,960	$16,564,733	$296,729	(347,718)
Liabilities	15,465,328	14,883,770	195,971	(177,071)

Total	$1,736,632	$1,680,963	$100,758	(170,647)
Net change as % of base net economic value			6.0%	(10.2)%

The book value of assets exceeded the estimated economic value at June 30, 2008 and December 31, 2007 principally because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $756.5 million and $768.0 million, as of June 30, 2008 and December 31, 2007, respectively.

Changes in net economic value are primarily driven by changing durations of assets and liabilities which are caused by changes in the level of interest rates and in interest rate volatilities. Long term rates have fallen about 225 basis points since year end and volatility has increased. These changes in rates and volatility have had a modest impact on equity at risk at June 30, 2008 versus December 31, 2007 in both the +100 and -100 basis point scenarios as seen in the table above.

These net income and economic values estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at June 30, 2008 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.

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

At June 30, 2008 and December 31, 2007, FHLB advances outstanding totaled $1.4 billion and $1.1 billion, respectively. Webster Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $0.8 billion at June 30, 2008 and December 31, 2007. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $0.8 billion at June 30, 2008 or used to collateralize other borrowings, such as repurchase agreements.

Webster’s primary sources of liquidity at the parent company level are dividends from Webster Bank, investment income and net proceeds from borrowings, investment sales and capital offerings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster’s common stock and the payment of principal and interest to holders of senior notes and capital securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company. At June 30, 2008, there were no retained earnings available for the payment of dividends to the Company. Webster also maintains $75.0 million in available revolving lines of credit with correspondent banks.

For the three and six months ended June 30, 2008, a total of 3,523 and 11,447 shares of common stock, respectively, were repurchased at an average cost of $27.13 and $30.50 per common share, respectively. No shares were repurchased as part of the September 2007 2.7 million share stock buyback program with 2.1 million shares remaining available to be repurchased under the program at June 30, 2008. All 11,447 shares for the six months ended June 30, 2008 were repurchased outside of the publicly announced repurchase program in the open market to fund equity compensation plans.

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

For the six months ended June 30, 2008, Webster Bank did not engage in any off-balance sheet transactions that would have a material effect on its consolidated financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 44-47 under the caption “Asset/Liability Management and Market Risk”.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2008 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Webster or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 1A. RISK FACTORS

During the three months ended June 30, 2008, there were no material changes to the risk factors relevant to Webster’s operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser”, as defined in Section 240.10b-18(a)(3) of the Securities Exchange Act of 1934, of shares of Webster common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
April 1-30, 2008	3,271	$27.25	—	2,111,200

May 1-31, 2008	0	0	—	2,111,200

June 1-30, 2008	252	25.62	—	2,111,200

Total	3,523	$27.13	—	2,111,200

(1)	The Company’s current stock repurchase program, which was announced on September 26, 2007, authorized the Company to purchase up to an additional 5% of Webster’s common stock outstanding at the time of authorization, or 2.7 million shares. The program will remain in effect until fully utilized or until modified, superseded or terminated. All 11,477 shares repurchased during the six months ended June 30, 2008 were repurchased outside of the repurchase program in the open market to fund equity compensation plans.

I TEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of shareholders was held on April 24, 2008.

(b)	The following individuals were re-elected as directors for a three-year term at the annual meeting: John J. Crawford, C. Michael Jacobi and Karen R. Osar. The other continuing directors were: Joel S. Becker, William T. Bromage, Robert A. Finkenzeller, Roger A. Gelfenbien, Laurence C. Morse and James C. Smith. As previously reported, Mr. Bromage relinquished his directorship effective June 30, 2008.

(c)	The following matters were voted upon and approved by Webster’s shareholders at the 2008 Annual Meeting of Shareholders held on April 24, 2008: (i) election of three directors to serve for three-year terms (Proposal 1); (ii) approval of the Qualified Performance-Based Compensation Plan for an additional five-year term (Proposal 2); and (iii) ratification of the appointment of KPMG LLP as the independent registered public accounting firm for Webster for the fiscal year ending December 31, 2008 (Proposal 3).

The votes tabulated by an independent inspector of election for the above-listed proposals were as follows:

Proposal 1

John J. Crawford received 45,555,692 votes for election and 1,988,048 votes were withheld; C. Michael Jacobi received 42,095,635 votes for election and 5,448,105 votes were withheld; and Karen R. Osar received 45,580,186 votes for election and 1,963,554 votes were withheld. There were no abstentions or broker non-votes for any of the nominees.

Proposal 2

Shareholders cast 41,773,055 votes for, 5,477,669 votes against and 293,014 abstentions.

Proposal 3

Shareholders cast 46,753,534 votes for, 651,712 votes against and 138,487 abstentions.

(d)	Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-31486) filed within the SEC on March 10, 2006 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

3.3	Certificate of Designations establishing the rights of the Corporation’s Series A Preferred Stock (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.4	Bylaws, as amended effective December 18, 2007 (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on December 19, 2007 and incorporated herein by reference).

4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

4.2	Specimen certificate evidencing shares of the Corporation’s Series A Preferred Stock (filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference.

10.1	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Douglas O. Hart.

10.2	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Michelle M. Crecca.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION Registrant

Date: August 4, 2008	By:	/s/ Gerald P. Plush
Gerald P. Plush
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Douglas O. Hart
Douglas O. Hart
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-31486) filed within the SEC on March 10, 2006 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

3.3	Certificate of Designations establishing the rights of the Corporation’s Series A Preferred Stock (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.4	Bylaws, as amended effective December 18, 2007 (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on December 19, 2007 and incorporated herein by reference).

4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

4.2	Specimen certificate evidencing shares of the Corporation’s Series A Preferred Stock (filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference.

10.1	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Douglas O. Hart.

10.2	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Michelle M. Crecca.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.