Form 10-Q
period 2008-09-30
WEBSTER FINANCIAL CORP
filed 2008-11-07
CIK 801337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

The number of shares of common stock outstanding as of October 31, 2008 was 52,722,602.

ITEM 1.	INTERIM FINANCIAL STATEMENTS

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share and per share data)	September 30, 2008	December 31, 2007
Assets:
Cash and due from depository institutions	$221,195	$306,654
Short-term investments	6,449	5,112
Investment securities:
Trading, at fair value	1,197	2,340
Available for sale, at fair value	824,118	639,364
Held-to-maturity (fair value of $1,963,731 and $2,094,566)	2,031,665	2,107,227
Other securities	134,874	110,962

Total investment securities	2,991,854	2,859,893
Loans held for sale	3,247	221,568
Loans, net	12,677,220	12,287,857
Goodwill	718,525	728,038
Cash surrender value of life insurance	277,176	269,366
Premises and equipment	188,443	193,063
Accrued interest receivable	75,830	80,432
Assets held for disposition	900	51,603
Other intangible assets, net	35,501	39,977
Deferred tax assets, net	127,628	58,126
Unsettled trades	68,996	2,308
Prepaid expenses and other assets	123,073	97,963

Total assets	$17,516,037	$17,201,960

Liabilities and Shareholders’ Equity:
Deposits	$11,832,375	$12,354,158
Federal Home Loan Bank advances	1,355,931	1,052,228
Securities sold under agreements to repurchase and other short-term debt	1,688,728	1,238,012
Long-term debt	657,004	650,643
Liabilities held for disposition	—	9,261
Accrued expenses and other liabilities	155,853	151,449

Total liabilities	15,689,891	15,455,751

Preferred stock of subsidiary corporation	9,577	9,577
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized - 3,000,000 shares; Issued and outstanding - 225,000 shares at September 30, 2008	225,000	—
Common stock, $0.01 par value; Authorized - 200,000,000 shares; Issued - 56,603,497 shares and 56,594,469 shares	566	566
Paid in capital	725,195	734,604
Retained earnings	1,109,114	1,183,621
Less: Treasury stock, at cost; 3,892,841 and 4,119,374 shares	(157,125)	(166,263)
Accumulated other comprehensive loss, net	(86,181)	(15,896)

Total shareholders’ equity	1,816,569	1,736,632

Total liabilities and shareholders’ equity	$17,516,037	$17,201,960

See accompanying Notes to Consolidated Interim Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2008	2007	2008	2007
Interest Income:
Loans	$175,363	$212,847	$542,421	$632,348
Investments	39,210	34,163	116,657	100,006
Loans held for sale	54	4,616	1,546	18,284

Total interest income	214,627	251,626	660,624	750,638

Interest Expense:
Deposits	57,731	94,484	193,028	271,797
Borrowings	27,715	30,083	87,873	93,348

Total interest expense	85,446	124,567	280,901	365,145

Net interest income	129,181	127,059	379,723	385,493
Provision for credit losses	45,500	15,250	86,300	22,500

Net interest income after provision for credit losses	83,681	111,809	293,423	362,993

Non-Interest Income:
Deposit service fees	31,738	29,956	90,114	84,068
Loan related fees	7,171	7,661	21,920	23,502
Wealth and investment services	7,070	7,142	21,660	21,657
Mortgage banking activities	50	1,849	894	8,040
Increase in cash surrender value of life insurance	2,606	2,629	7,810	7,749
Net (loss) gain on investment securities	(50)	482	199	1,526
Loss on write-down of investments to fair value	(33,507)	—	(89,684)	—
Loss on sale of FNMA/FHLMC preferred stock	(2,060)	—	(2,060)	—
Gain on Webster Capital Trust I and II securities	—	—	—	2,130
Visa share redemption	—	—	1,625	—
Other income	2,731	1,688	5,369	5,591

Total non-interest income	15,749	51,407	57,847	154,263

Non-interest Expenses:
Compensation and benefits	61,314	61,171	187,623	183,605
Occupancy	12,827	11,932	39,637	36,557
Furniture and equipment	14,892	14,846	45,686	44,418
Intangible assets amortization	1,464	2,027	4,476	8,493
Marketing	2,478	4,123	11,061	12,486
Outside services	3,798	3,625	11,657	11,317
Debt redemption premium	—	—	—	8,940
Goodwill impairment	1,013	—	9,513	—
Severance and other costs	1,535	452	10,253	10,265
Foreclosed and repossessed property expenses	3,464	231	5,529	376
Other expenses	14,759	15,146	45,943	47,189

Total non-interest expenses	117,544	113,553	371,378	363,646

(Loss) income from continuing operations before income tax (benefit) expense	(18,114)	49,663	(20,108)	153,610
Income tax (benefit) provision	(1,878)	15,088	(1,860)	48,083

(Loss) income from continuing operations	(16,236)	34,575	(18,248)	105,527
(Loss) income from discontinued operations, net of tax	(518)	393	(3,081)	(56)

Net (loss) income	(16,754)	34,968	(21,329)	105,471
Preferred stock dividends	4,994	—	4,994	—

Net (loss) income applicable to common shareholders	$(21,748)	$34,968	$(26,323)	$105,471

Net (loss) income per common share:
Basic
(Loss) income from continuing operations	$(0.41)	$0.64	$(0.45)	$1.91
Net (loss) income applicable to common shareholders	(0.42)	0.65	(0.51)	1.91
Diluted
(Loss) income from continuing operations	(0.41)	0.64	(0.45)	1.89
Net (loss) income applicable to common shareholders	(0.42)	0.64	(0.51)	1.89

See accompanying Notes to Consolidated Interim Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (unaudited)

	Nine months ended September 30, 2007
				Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Preferred Stock	Common Stock
(In thousands, except share and per share data)		Shares	Amount
Balance, December 31, 2006	$—	56,388,707	$564	$726,886	$1,150,008	$—	$(3,324)	$1,874,134
Comprehensive income:
Net income	—	—	—	—	105,471	—	—	105,471
Other comprehensive income (loss), net of taxes:
Deferred gain on derivatives sold	—	—	—	—	—	—	2,571	2,571
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	—	—	(10,069)	(10,069)
Amortization of unrealized loss on securities transferred to held-to-maturity, net of taxes	—	—	—	—	—	—	339	339
Amortization of net actuarial loss and prior service costs	—	—	—	—	—	—	350	350
Amortization of deferred hedging gain	—	—	—	—	—	—	(126)	(126)

Other comprehensive loss								(6,935)

Comprehensive income								98,536
Dividends paid on common stock of $.87 per share	—	—	—	—	(48,515)	—	—	(48,515)
Exercise of stock options, including excess tax benefits	—	191,471	2	6,171	—	953	—	7,126
Repurchase of 1,973,753 common shares	—	—	—	—	—	(136,046)	—	(136,046)
Stock-based compensation expense	—	—	—	2,684	—	—	—	2,684
Restricted stock grants and expense	—	4,176	—	3,687	—	452	—	4,139
Cumulative impact of change in accounting for uncertainties in income taxes	—	—	—	—	1,400	—	—	1,400
Contingent consideration in a business combination	—	—	—	105	—	1,480	—	1,585

Balance, September 30, 2007	$—	56,584,354	$566	$739,533	$1,208,364	$(133,161)	$(10,259)	$1,805,043

	Nine months ended September 30, 2008
				Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Preferred Stock	Common Stock
(In thousands, except share and per share data)		Shares	Amount
Balance, December 31, 2007	$—	56,594,469	$566	$734,604	$1,183,621	$(166,263)	$(15,896)	$1,736,632
Comprehensive income (loss):
Net loss	—	—	—	—	(21,329)	—	—	(21,329)
Other comprehensive income (loss), net of taxes:
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	—	—	(71,251)	(71,251)
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	—	266	266
Net actuarial loss and prior service cost for pension and other postretirement benefits	—	—	—	—	—	—	35	35
Unrealized gain on cash flow hedge	—	—	—	—	—	—	990	990
Amortization of deferred hedging gain	—	—	—	—	—	—	(325)	(325)

Other comprehensive loss								(70,285)

Comprehensive loss								(91,614)
Dividends paid on common stock of $.90 per share	—	—	—	—	(47,260)	—	—	(47,260)
Dividends paid on preferred stock $22.19 per share	—	—	—	—	(4,994)	—	—	(4,994)
Exercise of stock options, including excess tax benefits	—	4,695	—	(228)	—	760	—	532
Repurchase of 13,142 common shares	—	—	—	—	—	(382)		(382)
Stock-based compensation expense	—	—	—	1,989	—	—	—	1,989
Restricted stock grants and expense	—	4,333	—	(3,772)	—	8,760	—	4,988
Issuance of convertible preferred stock, net of issuance costs	225,000	—	—	(7,398)	—	—	—	217,602
EITF 06-4 Adoption	—	—	—	—	(924)	—	—	(924)

Balance, September 30, 2008	$225,000	56,603,497	$566	$725,195	$1,109,114	$(157,125)	$(86,181)	$1,816,569

See accompanying Notes to Consolidated Interim Financial Statements

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
(In thousands)	2008	2007
Operating Activities:
Net (loss ) income	$(21,329)	$105,471
Loss from discontinued operations, net of tax	(3,081)	(56)

(Loss) income from continuing operations	(18,248)	105,527
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Provision for credit losses	86,300	22,500
Depreciation and amortization	38,065	39,495
Amortization of intangible assets	4,476	8,493
Gain on Webster Capital Trust I and II securities	—	(2,130)
Debt redemption premium	—	8,940
Stock-based compensation	6,978	6,823
Excess tax benefits from stock-based compensation	(1)	(613)
Net loss (gain) on sale of foreclosed properties	2,424	(40)
Loss on write-down of investments to fair value	89,684	—
Impairment of goodwill	9,513	—
Net loss (gain) on sale of securities	2,014	(1,728)
Net gain on sale of loans and loan servicing	(894)	(8,040)
Net (gain) loss on trading securities	(153)	202
Decrease in trading securities	1,296	4,005
Increase in cash surrender value of life insurance	(7,810)	(7,749)
Loans originated for sale	(182,639)	(2,257,050)
Proceeds from sale of loans originated for sale	401,854	2,311,905
Decrease in interest receivable	4,602	3,911
Net (increase) decrease in prepaid expenses and other assets	(17,528)	681
Net (decrease) increase in accrued expenses and other liabilities	(10,574)	43,216
Proceeds from surrender of life insurance contracts	—	340

Net cash provided by operating activities	409,359	278,688

Investing Activities:
Purchases of securities, available for sale	(428,279)	(301,456)
Proceeds from maturities and principal payments of securities available for sale	15,114	296,847
Proceeds from sales of securities, available for sale	15,659	37,663
Purchases of held-to-maturity securities	(88,582)	(61,871)
Proceeds from maturities and principal payments of held-to-maturity securities	163,929	97,380
Purchases of other securities	(23,912)	—
Net (increase) decrease in short-term investments	(1,337)	95,378
Net increase in loans	(499,038)	(76,834)
Proceeds from sale of foreclosed properties	10,173	2,081
Net purchases of premises and equipment	(22,671)	(26,489)

Net cash (used for) provided by investing activities	(858,944)	62,699

Financing Activities:
Net (decrease) increase in deposits	(580,283)	95,597
Proceeds from FHLB advances	77,132,552	12,537,426
Repayment of FHLB advances	(76,826,409)	(12,981,433)
Increase in securities sold under agreements to repurchase and other short-term borrowings	451,506	101,662
Net proceeds from issuance of preferred stock	217,602	—
Issuance of long term debt	—	199,344
Payments on long term debt	—	(163,453)
Cash dividends to common shareholders	(47,260)	(48,515)
Cash dividends paid to preferred shareholders	(4,994)	—
Exercise of stock options	532	6,132
Excess tax benefits from stock-based compensation	1	613
Common stock repurchased	(382)	(136,046)

Net cash provided by (used for) financing activities	342,865	(388,673)

See accompanying Notes to Consolidated Interim Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued

	Nine months ended September 30,
(In thousands)	2008	2007
Cash Flows from Discontinued Operations:
Operating activities	$(2,659)	$327
Proceeds from sale of discontinued operations	23,920	—

Net cash provided by discontinued operations	21,261	327

Net change in cash and cash equivalents	(85,459)	(46,959)
Cash and cash equivalents at beginning of period	306,654	311,888

Cash and cash equivalents at end of period	$221,195	$264,929

Supplemental disclosures of cash flow information:
Interest paid	$282,406	$373,081
Income taxes paid	25,478	36,874
Noncash investing and financing activities:
Transfer of loans and leases, net to foreclosed properties	$27,191	$7,981
Issuance of loan to finance sale of subsidiary	18,000	—
Transfer of property from premises and equipment to assets held for disposition	900	—
Unsettled trade to sell securities	10,496	—
Unsettled trade to acquire brokered deposit	58,500	—
Mortgage loans securitized and transferred to mortgage-backed securities held-to-maturity	—	632,897
Residential construction loans held-for-sale transferred to residential construction loan portfolio	—	96,324
Contingent consideration in a business combination	—	1,585
Sale transactions:
Fair value of noncash assets sold	$40,833	$—
Fair value of liabilities extinguished	7,117	—

See accompanying Notes to Consolidated Interim Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies and Other Matters

The Consolidated Interim Financial Statements include the accounts of Webster Financial Corporation (“Webster” or the “Company”) and its subsidiaries. The Consolidated Interim Financial Statements and Notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three or nine months ended September 30, 2008 are not necessarily indicative of the results which may be expected for the year as a whole.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also amends SFAS No. 128, Earnings per Share, so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. SFAS No. 160 is not expected to have a material impact on Webster’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for Webster on January 1, 2009. Webster is currently evaluating the impact of adopting SFAS No. 161 on the Consolidated Interim Financial Statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The guidance provided by SFAS No. 162 did not have an effect on the Consolidated Interim Financial Statements.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore Webster is subject to the provisions of the FSP effective September 30, 2008. The adoption of the FSP did not have a material impact on Webster’s financial results or fair value determinations. See Notes 3 and 11 for additional information regarding the application of this FSP.

On October 14, 2008, the SEC’s Office of the Chief Accountant (OCA), clarified its views on the application of other-than-temporary impairment guidance in FAS 115, Accounting for Certain Investments in Debt and Equity Securities, to certain perpetual preferred securities. The OCA concluded that it would not object to a registrant applying an other-than-temporary impairment model to investment in perpetual preferred securities that possess significant debt-like characteristics that is similar to the impairment model applied to debt securities, provided there has been no evidence of deterioration in credit of the issuer. An entity is permitted to apply the OCA’s views in its financial statement included in filings subsequent to the date of the letter. At September 30, 2008, based on the OCA guidance, Webster did not record an other-than-temporary impairment for its investments in investment-grade perpetual preferred securities that had no evidence of credit deterioration and that it has the intent and ability to hold to market recovery.

Recent Economic Developments

There have been historic disruptions in the financial system during the past year and many lenders and financial institutions have reduced or ceased to provide funding to borrowers, including other lending institutions. The availability of credit, confidence in the entire financial sector, and volatility in financial markets has been adversely affected. The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. Federal regulators, as well as the federal government, have enacted legislation to provide stability to the current financial market. See Note 19 for additional information regarding actions taken by Webster in response to enacted federal legislation.

NOTE 2: Sale Transactions

On February 1, 2008, Webster completed the sale of Webster Insurance to USI Holdings Corporation. In connection with the sale, Webster Bank entered into a joint marketing arrangement with USI to provide expanded products and services to their respective clients. The sale resulted in the recording of a loss of $2.2 million, net of tax, in the first quarter of 2008. A total of $40.4 million of assets held for disposition were transferred to the buyer as well as $6.3 million of liabilities.

On April 22, 2008, Webster announced that a definitive agreement had been reached to sell Webster Risk Services, a third-party workers’ compensation administrator. A $0.2 million loss, net of tax, was recorded upon completion of the sale on June 30, 2008.

The activities related to Webster Insurance and Webster Risk Services have been reported separately, with current and prior period amounts reclassified as assets and liabilities held for disposition in the Consolidated Balance Sheets and operating results reclassified as discontinued operations in the Consolidated Statements of Operations. Related prior period disclosures in the Notes to Consolidated Interim Financial Statements have also been revised to incorporate the effect of the discontinued operations. Excluding the $2.4 million loss, net of taxes, on the sale of Webster Insurance and Webster Risk Services, the operating results from discontinued operations for both the three and nine months ended September 30, 2008 was a loss of $0.5 million, net of taxes, and $0.7 million, net of taxes, respectively. Although the sales of Webster Insurance and Webster Risk Services were completed by June 30, 2008, $0.5 million in settlement expenses were incurred during the three months ended September 30, 2008 which have been reflected as loss from discontinued operations in the accompanying Consolidated Statement of Operations.

NOTE 3: Investment Securities

The following table presents a summary of the cost and fair value of Webster’s investment securities:

	September 30, 2008				December 31, 2007
	Amortized Cost (c)	Unrealized		Estimated Fair Value	Amortized Cost (c)	Unrealized		Estimated Fair Value
(In thousands)		Gains	Losses			Gains	Losses
Trading:
Municipal bonds and notes				$1,197				$2,340

Available for Sale:
Government Treasury Bills (a)	$1,988	$6	$—	$1,994	$—	$—	$—	$—
Corporate bonds and notes (b)	282,704	373	(97,887)	185,190	350,209	2,672	(20,583)	332,298
Equity securities	40,588	4,259	(7,050)	37,797	78,354	1,763	(4,944)	75,173
Mortgage-backed securities	626,073	1,582	(28,518)	599,137	230,116	1,831	(54)	231,893

Total available for sale	$951,353	$6,220	$(133,455)	$824,118	$658,679	$6,266	$(25,581)	$639,364

Held-to-maturity:
Municipal bonds and notes	$693,188	$1,815	$(48,271)	$646,732	$635,103	$10,580	$(2,470)	$643,213
Mortgage-backed securities	1,338,477	2,082	(23,560)	1,316,999	1,472,124	2,748	(23,519)	1,451,353

Total held-to-maturity	$2,031,665	$3,897	$(71,831)	$1,963,731	$2,107,227	$13,328	$(25,989)	$2,094,566

Other securities:
Federal Home Loan Bank stock	$93,159	$—	$—	$93,159	$69,249	$—	$—	$69,249
Federal Reserve Bank stock	41,715	—	—	41,715	41,713	—	—	41,713

Total other securities	$134,874	$—	$—	$134,874	$110,962	$—	$—	$110,962

(a)	Par value of available for sale Government Treasury Bills at September 30, 2008 was $2.0 million

(b)	Par value of available for sale corporate bonds and notes at September 30, 2008 and December 31, 2007 was $387.3 million and $390.2 million, respectively.

(c)	Includes write-downs for other-than-temporary impairments, as applicable.

Management evaluates all investment securities with an unrealized loss in value, whether caused by adverse interest rates, credit movements or some other factor to determine if the loss is other-than-temporary. The following table provides information on the gross unrealized losses and fair value of Webster’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position at September 30, 2008.

	As of September 30, 2008
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
U.S. Government agency Bonds	$—	—	—	—	—	—
Corporate bonds and notes	$115,178	$(83,811)	$22,361	$(14,076)	$137,539	$(97,887)
Equity securities	4,761	(7,048)	6,901	(2)	11,662	(7,050)
Mortgage-backed securities	410,425	(28,518)	—	—	410,425	(28,518)

Total available for sale	$530,364	$(119,377)	$29,262	$(14,078)	$559,626	$(133,455)

Held-to-maturity:
Municipal bonds and notes	$548,972	$(44,779)	$28,279	$(3,492)	$577,251	$(48,271)
Mortgage-backed securities	402,103	(5,209)	536,452	(18,351)	938,555	(23,560)

Total held-to-maturity	$951,075	$(49,988)	$564,731	$(21,843)	$1,515,806	$(71,831)

Total investment securities	$1,481,439	$(169,365)	$593,993	$(35,921)	$2,075,432	$(205,286)

The following table provides information on the gross unrealized losses and fair value of Webster’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position at December 31, 2007.

	As of December 31, 2007
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Corporate bonds and notes	$284,385	$(19,686)	$4,504	$(897)	$288,889	$(20,583)
Equity securities	47,001	(4,764)	639	(180)	47,640	(4,944)
Mortgage-backed securities	70,819	(54)	—	—	70,819	(54)

Total available for sale	$402,205	$(24,504)	$5,143	$(1,077)	$407,348	$(25,581)

Held-to-maturity:
Municipal bonds and notes	$143,177	$(2,210)	$19,118	$(260)	$162,295	$(2,470)
Mortgage-backed securities	—	—	1,034,467	(23,519)	1,034,467	(23,519)

Total held-to-maturity	$143,177	$(2,210)	$1,053,585	$(23,779)	$1,196,762	$(25,989)

Total investment securities	$545,382	$(26,714)	$1,058,728	$(24,856)	$1,604,110	$(51,570)

The following summarizes, by investment security type, the basis for the conclusion that the applicable investment securities within the Company’s available for sale portfolio were not other-than-temporarily impaired at September 30, 2008:

Corporate bonds and notes - The unrealized losses on the Company’s investment in corporate bonds and notes increased to $97.9 million at September 30, 2008 from $20.6 million at December 31, 2007, after the other-than-temporary impairment charges of $24.5 million and $66.1 million for the three and nine months ended September 30, 2008, respectively. This portfolio consists of various trust preferred securities, both pooled and single issuer, that are investment grade, below investment grade and unrated. The decline in market value is attributable primarily to changes in interest rates. Therefore; the Company continues to believe it will collect all scheduled payments. The Company also has the ability and intent to hold these investments until a recovery of amortized cost, which may be at maturity. As a result, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

Equity securities - The unrealized losses on the Company’s investment in equity securities increased to $7.1 million at September 30, 2008 from $4.9 million at December 31, 2007, after the other-than-temporary impairment charges of $9.0 million and $21.6 million for the three and nine months ended September 30, 2008, respectively. This portfolio consists primarily of investments in the common and perpetual preferred stock of other financial institutions ($36.8 million of the total fair value and $7.1 million of the total unrealized losses) and perpetual preferred stock of government sponsored enterprises ($1.0 million of the total fair value at September 30, 2008). Estimating the recovery period for equity securities in an unrealized loss position includes analyst forecasts, earnings assumptions and other company specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008. For its investments in perpetual preferred stock, Webster analyzed these securities for other-than-temporary impairment using an impairment model that is applied to debt securities, which is consistent with recent SEC guidance. Based on this analysis, Webster determined that there was no deterioration in the credit of one specific issuer; therefore, Webster did not consider that investment to be other-than-temporarily impaired at September 30, 2008. Investments in certain government sponsored enterprises, that were perpetual preferred stocks, were determined to be other-than-temporarily impaired under the debt impairment model (See discussion above and the discussion that follows for additional information on other-than-temporary charges recognized for the three and nine months ended September 30, 2008).

Mortgage-backed securities - The unrealized losses on the Company’s investment in mortgage-backed securities increased to $28.5 million at September 30, 2008 from $54,000 at December 31, 2007. There were no other-than-temporary impairment charges for mortgage-backed securities for the three and nine months ended September 30, 2008. The contractual cash flows for these investments are performing as expected. As the decline in market value is attributable to changes in interest rates and not due to underlying credit deterioration, and because the Company has the ability and intent to hold these investments until a recovery of amortized cost, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

The following summarizes by investment security type the basis for the conclusion that the applicable investment securities’ within the Company’s held-to-maturity portfolio were not other-than-temporarily impaired at September 30, 2008:

Municipal bonds and notes – The unrealized losses on the Company’s investment in municipal bonds and notes increased to $48.3 million at September 30, 2008 from $2.5 million at December 31, 2007. Approximately $3.5 million of the $48.3 million unrealized losses at September 30, 2008 had been in an unrealized loss position for twelve consecutive months or longer as compared to $0.3 million of the $2.5 million at December 31, 2007. These securities are primarily insured AAA and AA rated general obligation bonds with stable ratings. The $3.5 million unrealized loss was concentrated in 46 municipal bonds and notes with a fair value of $28.3 million.

Mortgage backed securities – The unrealized losses on the Company’s investment in mortgage backed securities of $23.6 million at September 30, 2008 remained relatively consistent with the $23.5 million in unrealized losses at December 31, 2007. Approximately $18.4 million of the $23.6 million at September 30, 2008 had been in an unrealized loss position for twelve consecutive months or longer as compared to $23.5 million of the $23.5 million at December 31, 2007, a $5.1 million improvement. These securities carry AAA ratings or Agency implied AAA credit ratings and are currently performing as expected. The $18.4 million unrealized loss was concentrated in seven securities with a total fair value of $536.5 million.

There were no significant credit downgrades during the third quarter of 2008, and these securities are currently performing as anticipated. Management does not consider these investments to be other-than-temporarily impaired and Webster has the ability and intent to hold these investments to full recovery of the cost basis. Management expects that recovery of these temporarily impaired securities will occur over the weighted-average estimated remaining life of these securities.

The following table shows the impact of the recognition of other-than-temporary impairments and net realized gains and losses on the sale of securities from the available for sale portfolio for the three and nine months ended September 30, 2008 and 2007.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2008	2007	2008	2007
Corporate bonds and notes
Gross gains	$—	$—	$309	$49
Gross losses (a)	(24,482)	(889)	(66,160)	—

Net gains (losses) on corporate bonds and notes	(24,482)	(889)	(65,851)	49

Equity securities
Gross gains	201	1,691	281	2,949
Gross losses (b)	(11,557)	(203)	(24,262)	(381)

Net gains (losses) on equity securities	(11,356)	1,488	(23,981)	2,568

Net gains (losses) on investment securities	$(35,838)	$599	$(89,832)	$2,617

(a)	Other-than-temporary impairment charges were $24.5 million and $66.1 million for the three and nine months ended September 30, 2008. There were no impairment losses for the three and nine months ended September 30, 2007.

(b)	Other-than-temporary impairment charges were $9.0 million and $21.6 million for the three and nine months ended September 30, 2008, respectively. There were no impairment charges for the three and nine months ended September 30, 2007.

The following summarizes, by investment security type, the basis for the conclusion that the applicable investment securities within the Company’s available for sale portfolio were other-than-temporarily impaired at September 30, 2008:

Corporate bonds and notes:

Trust preferred securities - the other-than-temporary impairment charges for these securities for the three and nine months ended September 30, 2008 was $13.5 million and $50.9 million, respectively. Approximately $9.1 million was due to an unexpected disruption in expected cash flows due to the increase in the amount of participants in the pool electing to defer interest payments for the three months ended September 30, 2008. Based on information received from the securities’ underwriters and the trustees, it is expected that these securities will resume payments in 2009 and/or 2010. Approximately $4.4 million of the impairment charges were due to management’s determination that the best estimate of cash flows that a market participant would use in determining the current fair value of the beneficial interest was adversely impacted. Accordingly, these securities were determined to be other-than-temporarily impaired and were written down to fair value as of September 30, 2008.

Income notes - the other-than-temporary impairment charge for these securities was $11.0 million and $15.2 million for the three and nine months ended September 30, 2008, respectively, due to management’s determination that based on the best estimate of cash flows that a market participant would use in determining the current fair value of the beneficial interest, there was an implied adverse change in expected cash flows; accordingly, these securities were determined to be other-than-temporarily impaired and were written down to fair value as of September 30, 2008.

Equity securities – the other-than-temporary impairment charge for these securities was $9.0 million and $21.6 million for the three and nine months ended September 30, 2008, respectively. Of that amount, $8.0 million and $8.9 million, respectively, represents impairment charges taken on Fannie Mae and Freddie Mac preferred stock for the three and nine months ended September 30, 2008, respectively. The conclusion that the above equity securities were other-than-temporarily impaired was based on management’s review of these securities and their prospects for a near term recovery.

To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods.

NOTE 4: Loans, Net

A summary of loans, net follows:

	September 30, 2008		December 31, 2007
(Dollars in thousands)	Amount	%	Amount	%
Residential mortgage loans:
1-4 family	$3,456,953	26.9	$3,440,056	27.5
Construction	58,924	0.5	106,553	0.9
Liquidating portfolio
Construction	25,409	0.2	83,253	0.7
1-4 family	16,039	0.1	—	—

Total residential mortgage loans	3,557,325	27.7	3,629,862	29.1

Commercial loans:
Commercial non-mortgage	1,801,913	13.9	1,736,644	13.9
Asset-based loans	868,177	6.7	793,023	6.4
Equipment financing	992,190	7.7	970,857	7.8

Total commercial loans	3,662,280	28.3	3,500,524	28.1

Commercial real estate:
Commercial real estate	1,957,623	15.3	1,635,385	13.1
Commercial construction	193,814	1.5	185,983	1.5
Residential development	217,564	1.7	242,039	1.9

Total commercial real estate	2,369,001	18.5	2,063,407	16.5

Consumer loans:
Home equity loans	2,893,534	22.5	2,844,094	22.8
Liquidating portfolio-home equity loans	295,823	2.3	340,662	2.7
Other consumer	30,198	0.2	32,498	0.3

Total consumer loans	3,219,555	25.0	3,217,254	25.8

Net unamortized premiums	15,133	0.1	18,055	0.1
Net deferred costs	43,095	0.4	46,841	0.4

Total net unamortized premiums and deferred costs	58,228	0.5	64,896	0.5

Total loans	12,866,389	100.0	12,475,943	100.0

Less: allowance for loan losses	(189,169)		(188,086)

Loans, net	$12,677,220		$12,287,857

In 2007, Webster discontinued indirect residential construction lending and indirect home equity lending outside of its primary market area. At December 31, 2007, these two indirect out of market loan portfolios totaling $424.0 million ($340.7 million of indirect home equity products and $83.3 million of residential construction products) were placed into liquidating portfolios and are currently being managed by a designated credit team. At September 30, 2008, the liquidating portfolios had declined to $337.3 million ($295.8 million of indirect home equity, $25.4 million of residential construction and $16.1 million of 1-4 family residential mortgages).

Financial instruments with off-balance sheet risk

Webster is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the Consolidated Balance Sheets.

The following table summarizes financial instruments with off-balance sheet risk:

(In thousands)	September 30, 2008	December 31, 2007
Unused commercial letters and lines of credit	$2,431,687	$2,350,367
Unused portion of home equity credit lines
Continuing portfolio	1,988,630	1,994,279
Liquidating portfolio	26,168	65,000
Unadvanced portion of closed loans	290,391	452,321
Outstanding loan commitments	57,680	114,356

Total financial instruments with off-balance sheet risk	$4,794,556	$4,976,323

The interest rates for outstanding loan commitments are generally established shortly before closing. The interest rates on home equity lines of credit adjust with changes in the prime rate. At September 30, 2008, the fair value of financial instruments with off-balance sheet risk is considered insignificant to the financial statements taken as a whole.

NOTE 5: Allowance for Credit Losses

Significant disruption and volatility in the domestic and global financial and capital markets have continued through the third quarter of 2008, and along with turmoil in the mortgage market have led to a significant credit and liquidity crisis. These market conditions were attributable to a variety of factors; in particular the fallout associated with subprime mortgage loans (a type of lending never actively pursued by Webster). The disruption has been exacerbated by the continued value declines in the real estate and housing markets. Webster is not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing market, both locally and nationally. Decreases in real estate values could adversely affect the value of property used as collateral for loans. Adverse changes in the economy may have a negative effect on the ability of Webster’s borrowers to make timely loan payments, which would have an adverse impact on the Company’s earnings. A further increase in loan delinquencies would decrease net interest income and increase loan losses, causing potential increases in the provision and allowance for credit losses.

The allowance for credit losses is maintained at a level adequate to absorb probable losses inherent in the loan portfolio and in unfunded credit commitments. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off and reduced by charge-offs on loans.

A summary of the changes in the allowance for credit losses follows:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2008	2007		2008	2007
Continuing portfolio:
Beginning balance	$161,497		$152,750	$147,680		$154,994
Provision	29,883		15,250	70,683		22,500
Charge-offs
Commercial (a)	(13,837)		(1,609)	(28,689)		(5,337)
Equipment financing	(998)		(266)	(2,160)		(865)
Commercial real estate	—		(117)	(378)		(117)
Residential development	(161)		—	(3,872)		—
Residential	(1,624)		(433)	(4,140)		(3,300)
Consumer	(4,643)		(2,582)	(11,124)		(7,751)

Total charge-offs	(21,263)		(5,007)	(50,363)		(17,370)
Recoveries	714		1,018	2,831		3,887

Net loan charge-offs	(20,549)		(3,989)	(47,532)		(13,483)

Ending balance - continuing portfolio	$170,831		$164,011	$170,831		$164,011

Liquidating portfolio:(b)
Beginning balance	$32,871	$	N/A	$49,906	$	N/A
Provision	15,617		N/A	15,617		N/A
Charge-offs
NCLC	(14,025)		N/A	(22,569)		N/A
Consumer (home equity)	(6,767)		N/A	(15,665)		N/A

Total charge-offs	(20,792)		N/A	(38,234)		N/A
Recoveries	142		N/A	549		N/A

Net loan charge-offs	(20,650)		N/A	(37,685)		N/A

Ending balance - liquidating portfolio	$27,838		N/A	$27,838		N/A

Ending balance - total allowance for credit losses	$198,669		$164,011	$198,669		$164,011

Components:
Allowance for loan losses	$189,169		$154,532	$189,169		$154,532
Reserve for unfunded credit commitments (d)	9,500		9,479	9,500		9,479

Allowance for credit losses	$198,669		$164,011	$198,669		$164,011

Net loan charge-offs as a percentage of average total loans (c)	1.29%		0.13%	0.90%		0.15%
Allowance for loan losses as a percentage of total loans	1.47		1.24	1.47		1.24
Allowance for credit losses as a percentage of total loans	1.54		1.32	1.54		1.32

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.

(b)	In 2007 Webster discontinued indirect residential construction lending and indirect home equity lending outside of its primary market area. Webster placed these two portfolios into a liquidating portfolio and disclosed this as a separate category from its continuing portfolio. Comparable information for the liquidating portfolio for the three and nine month periods ended September 30, 2007 is therefore not available as the portfolio was established in the fourth quarter of 2007.

(c)	Net loan charge-offs as a percentage of average loans is calculated by annualizing the net charge off amounts for the three and nine month period and dividing the result by average total loans for the respective periods.

(d)	Reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

NOTE 6: Goodwill and Other Intangible Assets

The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization:

(In thousands)	September 30, 2008	December 31, 2007
Balances not subject to amortization:
Goodwill	$718,525	$728,038

Balances subject to amortization:
Core deposit intangibles	34,187	38,612
Other identified intangibles	1,314	1,365

Total other intangible assets	35,501	39,977

Total goodwill and other intangible assets	$754,026	$768,015

Goodwill is allocated to Webster’s business segments as follows:

(In thousands)	September 30, 2008	December 31, 2007
Commercial Banking	$6,681	$6,681
Retail Banking	516,332	516,332
Consumer Finance	149,391	149,391
Other	46,121	55,634

Total goodwill	$718,525	$728,038

Webster tests its goodwill for impairment annually in its third quarter. The estimated fair values of the Company’s reporting units with goodwill were calculated using both market and income approaches. Based upon the annual impairment testing performed, there was no impairment indicated for Webster’s goodwill with the exception of its insurance premium financing reporting unit. The fair value of this reporting unit was determined using both market and income approaches. Webster then determined the implied fair value of the reporting unit’s goodwill as compared to its carried balance. Based upon this comparison Webster reduced the carrying value of goodwill by $1.0 million through a charge to third quarter earnings. This charge had no effect on Webster’s cash balances or liquidity. In addition, as goodwill and other intangible assets are not included in the calculation of regulatory capital, the regulatory ratios of Webster and Webster Bank, N.A., were not affected by this non-cash charge.

Accounting principles generally accepted in the U.S. require additional testing if events or circumstances indicate that impairment may exist. A continuing period of market disruption, or further market capitalization to book value deterioration, will result in the requirement to continue to perform testing for impairment between annual assessments. Management will continue to monitor the relationship of the Company’s market capitalization to its book value, which management attributes primarily to financial services industry-wide factors and to evaluate the carrying value of goodwill. To the extent that additional testing results in the identification of impairment, the Company may be required to record additional charges for the impairment of goodwill. For the three and nine months ended September 30, 2008, Webster reduced the carrying value of the goodwill associated with its insurance premium financing reporting unit by $1.0 million and $9.5 million, respectively.

Amortization of intangible assets for the three and nine months ended September 30, 2008, totaled $1.5 million and $4.5 million, respectively. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(In thousands)
For years ending December 31,
2008 (full year)	$5,939
2009	5,754
2010	5,684
2011	5,684
2012	5,516
Thereafter	11,400

NOTE 7: Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2008 and December 31, 2007 are summarized below. Temporary differences result from the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

(In thousands)	September 30, 2008	December 31, 2007
Deferred tax assets:
Allowance for credit losses	$77,231	$76,955
Net operating loss and tax credit carry forwards	42,583	34,190
Compensation and employee benefit plans	23,379	17,423
Net unrealized loss on securities available for sale	44,532	6,760
Impairment losses on securities available for sale	35,017	—
Other	18,011	15,422

Total deferred tax assets	240,753	150,750
Valuation allowance	(64,035)	(41,374)

Deferred tax assets, net of valuation allowance	176,718	109,376

Deferred tax liabilities:
Deferred loan costs	16,706	19,918
Premises and equipment	4,559	3,454
Equipment financing leases	17,874	16,202
Purchase accounting and fair-value adjustments	5,846	7,341
Other	4,105	4,335

Total deferred tax liabilities	49,090	51,250

Deferred tax assets, net	$127,628	$58,126

Due to uncertainties of realization, a valuation allowance has been established for the full amount of the net state deferred tax asset applicable to Connecticut, and for substantially all Massachusetts and Rhode Island net state deferred tax assets.

Additionally, as a result of the capital-loss limitations and realization uncertainties, a $9.5 million valuation allowance has been established during the first nine months of 2008 for that portion of securities losses treated as capital for U.S. corporation income tax purposes and in excess of available capital gains. $8.6 million of that valuation allowance at September 30, 2008 was recognized as a reduction in the income tax benefit applicable to continuing operations ($7.9 million in the third quarter), and $0.9 million was recognized as an increase in the accumulated other comprehensive loss, net at September 30, 2008. As more fully described below, approximately $3.8 million of that valuation allowance will be recognized in the fourth quarter as a reduction of income tax expense applicable to continuing operations.

The $22.6 million increase in the valuation allowance for the first nine months of 2008 (from $41.4 million at December 31, 2007, to $64.0 million at September 30, 2008) consists of approximately $13 million for net state deferred tax assets (primarily Connecticut), for which a full valuation allowance has been recognized, and the $9.5 million for securities losses discussed above.

Management believes it is more likely than not that Webster will realize its net deferred tax assets, based upon its recent historical and anticipated future levels of pre-tax income. There can be no absolute assurance, however, that any specific level of future income will be generated.

As a result of the October 3, 2008, enactment of the Emergency Economic Stabilization Act of 2008, Webster will recognize a $3.8 million tax benefit in the fourth quarter related to a provision of that legislation permitting banks to treat losses on Fannie Mae and Freddie Mac preferred stock as ordinary instead of capital for U.S. corporation income tax purposes.

At September 30, 2008, Webster’s total amount of unrecognized tax benefits (“UTBs”), determined under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), was $7.5 million. If recognized, $4.5 million of that amount would impact the effective tax rate. During the nine months ended September 30, 2008, Webster’s UTBs decreased by $3.2 million as a result of settlements with taxing authorities.

Additionally, Webster recognizes interest and, where applicable, penalties related to UTBs as a component of income tax expense. During the nine months ended September 30, 2008, Webster recognized $0.9 million of interest and penalties and, at September 30, 2008, had accrued interest and penalties related to UTBs of $1.7 million.

Webster has determined it is reasonably possible that its UTBs could decrease within the next 12 months by an amount in the range of $0.5 million to $2.8 million, as a result of potential settlements with state taxing authorities.

NOTE 8: Deposits

The following table summarizes the period end balance and the composition of deposits:

	September 30, 2008		December 31, 2007
(In thousands)	Amount	Percentage of Total	Amount	Percentage of Total
Demand	$1,509,319	12.8%	$1,538,083	12.5%
NOW	1,225,253	10.3	1,314,899	10.6
Money market	1,591,599	13.4	1,828,656	14.8
Savings	2,318,014	19.6	2,259,747	18.3
Health savings accounts (HSA)	515,397	4.4	403,858	3.3
Retail certificates of deposit	4,492,767	38.0	4,772,624	38.6
Brokered deposit	180,026	1.5	236,291	1.9

Total	$11,832,375	100.0%	$12,354,158	100.0%

Interest expense on deposits is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2008	2007	2008	2007
NOW	$645	$1,685	$2,517	$5,104
Money market	9,098	20,508	29,096	55,031
Savings	7,228	9,786	23,416	25,884
HSA	2,688	2,854	8,115	7,964
Retail certificates of deposit	36,511	55,605	124,094	164,367
Brokered deposit	1,561	4,046	5,790	13,447

Total	$57,731	$94,484	$193,028	$271,797

NOTE 9: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

	September 30, 2008		December 31, 2007
(In thousands)	Total Outstanding	Callable	Total Outstanding	Callable
Fixed Rate:
1.00 % to 1.81 % due in 2008	$469,000	$—	$613,956	$67,000
2.52 % to 5.96 % due in 2009	342,616	123,000	142,616	123,000
4.16 % to 8.44 % due in 2010	235,118	135,000	235,175	135,000
3.19 % to 6.60 % due in 2011	100,752	—	947	—
4.00 % to 4.00 % due in 2012	51,400	—
2.82 % to 5.49 % due in 2013	149,000	49,000	49,000	49,000
0.00 % to 6.00 % due after 2013	2,415	—	2,464	—

	1,350,301	307,000	1,044,158	374,000
Unamortized premiums	5,630	—	8,310	—
Hedge accounting adjustments	—	—	(240)	—

Total advances	$1,355,931	$307,000	$1,052,228	$374,000

Webster Bank had additional borrowing capacity from the FHLB of approximately $1.2 billion at both September 30, 2008 and December 31, 2007. Advances are secured by a blanket security agreement against certain qualifying assets, principally residential mortgage loans. At September 30, 2008 and December 31, 2007, Webster Bank had unencumbered investment securities available to secure additional borrowings. If these securities had been used to secure FHLB advances, borrowing capacity at September 30, 2008 and December 31, 2007 would have been increased by an additional $503.9 million and $449.6 million, respectively. At September 30, 2008 Webster Bank was in compliance with the FHLB collateral requirements.

On October 21, 2008 Webster announced that it is in the process of evaluating the securitization of part of its residential loan portfolio in the fourth quarter for approximately $500 million. To the extent the securitization is completed before year end, Webster would reduce total loans and increase unencumbered investment securities available to secure additional borrowings. If these securities were to be combined with existing unencumbered securities, Webster’s borrowing capacity would be increased by an additional $1.0 billion as of December 31, 2008.

NOTE 10: Securities Sold Under Agreements to Repurchase and Other Short-term Debt

The following table summarizes securities sold under agreements to repurchase and other short-term borrowings:

(In thousands)	September 30, 2008	December 31, 2007
Securities sold under agreements to repurchase	$832,293	$754,792
Federal funds purchased	697,554	348,820
Treasury tax and loan	155,000	130,000
Other	280	9

	1,685,127	1,233,621
Unamortized premiums	3,601	5,110
Hedge accounting adjustments	—	(719)

Total	$1,688,728	$1,238,012

The following table sets forth certain information on short-term repurchase agreements:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Quarter end balance	$259,293	$268,766
Quarter average balance	297,201	285,499
Highest month end balance during quarter	364,738	298,537
Weighted-average maturity (in months)	0.18	8.50
Weighted-average interest rate at end of period	1.34%	2.53%

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

•	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of Webster’s financial assets and financial liabilities carried at fair value effective January 1, 2008.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect credit quality as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Webster’s valuation methodologies may produce a fair value calculation that may not be indicative of future fair values. Certain financial instruments may not be actively traded in observable markets and therefore the guidance requires the use of alternative techniques based on unobservable inputs to determine fair value and classifies such items as Level 3. While management believes Webster’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

In October, 2008, the FASB issued FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active.

Securities Available for Sale. Equity securities and government treasury bills are reported at fair value utilizing Level 1 inputs based upon quoted market prices. Other securities and certain preferred equity securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, Webster obtains fair value measurements from various sources and utilizes matrix pricing to calculate fair value. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Any investment security not valued based upon the methods previously discussed are considered Level 3. The Level 3 fair values are determined using unobservable inputs and included pooled trust preferred securities transferred to Level 3 in the third quarter of 2008. The market for pooled trust preferred securities has very low demand due to imbalances in liquidity that exist in the market place (inactive market). The uncertainty in evaluating the credit risk in these securities, required the Company to consider and weigh various inputs. The Company considered fair values from brokers derived from inputs observable and unobservable inputs. To the extent observable inputs were used, they were adjusted significantly to account for an inactive market. The Company also considered fair value derived from the Company’s own assumptions as to expected cash flows and approximate risk-adjusted discount rates and default rates. Webster recorded other-than-temporary impairment charges of $33.5 million and $87.8 million, respectively, for the three and nine months ended September 30, 2008 reducing the amortized cost of the related available for sale securities. The other-than-temporary charges did not result in a change to the fair value reported in the accompanying Consolidated Balance Sheets.

Trading Securities. Securities classified as trading are reported at fair value utilizing Level 2 inputs in the same manner as described above for securities available for sale.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs obtained from third parties to value interest rate swaps and caps. Fair values are compared to independent broker values for reasonableness.

Loans Held for Sale. Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. As of September 30, 2008, Webster had $3.2 million of loans held for sale. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. At September 30, 2008, $3.0 million of loans held for sale were recorded at cost and $0.2 million of loans held for sale were recorded at fair value. Webster recorded a mark to market recovery of $9,649 and $0.2 million, respectively, to mortgage banking activities in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2008.

Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. When the fair value of the collateral is based on an observable market price or certain appraised values, Webster records the impaired loan using Level 2 inputs. For all other impairments, Webster records the impairment using Level 3 inputs. Loans totaling $50.2 million were deemed impaired at September 30, 2008 and an allowance for loan loss allocation of $5.5 million was made upon identification of impaired loans during the nine months ended September 30, 2008.

Servicing Assets. Servicing assets are carried at cost and are subject to impairment testing. Fair value is estimated utilizing market based assumptions for loan prepayment speeds, servicing costs, discount rates and other economic factors. Where the carrying value exceeds fair value a valuation allowance is established through a charge to non-interest income and subsequently adjusted for changes in fair value. For those servicing assets that experienced a change in fair value, Webster reduced its valuation allowance and recorded a valuation allowance recovery of $55,298 and $0.4 million, respectively, as a component of mortgage banking activities in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2008.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Balance as of September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Trading securities	$1,197	$—	$1,197	$—
Available for sale securities:
Government treasury notes	1,994	1,994	—	—
Corporate bonds and notes	185,190	—	83,387	101,803
Equity securities	37,797	24,564	13,233	—
Mortgage backed securities	599,137	—	599,137	—

Total securities	825,315	26,558	696,954	101,803
Derivatives instruments	20,515	—	20,515	—

Total financial assets held at fair value	$845,830	$26,558	$717,469	$101,803

Financial liabilities held at fair value:
Derivative instruments	$9,734	$—	$9,734	$—

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Level 3 securities available for sale, beginning of period	$—	$—
Transfers into Level 3	169,511	169,511
Impairment charges included in earnings	(24,481)	(24,481)
Unrealized losses included in other comprehensive income	(43,227)	(43,227)

Level 3 securities available for sale, end of period	$101,803	$101,803

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

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Balance as of September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$44,680	$—	$—	$44,680
Loans held for sale	206	—	206	—
Servicing assets	349	—	—	349

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

NOTE 12: Shareholders’ Equity

In June 2008, Webster issued 225,000 shares of 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share (Series A Preferred Stock). Dividends on the Series A Preferred Stock will be payable quarterly in arrears, when, as and if authorized and declared by Webster’s board of directors, at an annual rate of 8.50% on the liquidation preference of $1,000 per share. The dividend payment dates will be the fifteenth day of each March, June, September and December, commencing on September 15, 2008. Dividends on the Preferred Stock will be non-cumulative. With certain limited exceptions, if Webster has not paid or set aside for payment full quarterly dividends on the Series A Preferred Stock for a particular dividend period, Webster may not declare or pay dividends on, or redeem, purchase or acquire, its common stock or other junior securities during the next succeeding dividend period. Webster paid dividends of $5.0 million on September 15, 2008 for the dividend period then ended.

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

The shares of Series A Preferred Stock are not subject to the operation of a sinking fund and have no participation rights. The holders of this series have no general voting rights. If any quarterly dividend payable on this series is in arrears for six or more dividend periods (whether consecutive or not), the holders of this series, voting together as a single class with holders of any and all other series of voting preferred stock then outstanding ranking equally as for payment of dividends and upon which equivalent voting rights have been conferred and are exercisable, will be entitled to vote for the election of two additional members of Webster’s board of directors subject to certain limitations. These voting rights and the terms of any preferred stock directors terminate when Webster has paid in full dividends on this series for at least four consecutive dividend periods following the dividend arrearage.

Accumulated other comprehensive loss is comprised of the following components:

(In thousands)	September 30, 2008	December 31, 2007
Unrealized loss on available for sale securities (net of tax)	$(83,595)	$(12,344)
Unrealized loss upon transfer of available for sale securities to held-to-maturity (net of tax and amortization)	(1,121)	(1,388)
Underfunded pension and other postretirement benefit plans (net of tax):
Net actuarial loss	(5,133)	(5,135)
Prior service cost	(353)	(388)
Unrealized gain on derivatives held and unamortizatized deferred hedging gain	4,021	3,359

Accumulated other comprehensive loss	$(86,181)	$(15,896)

NOTE 13: Regulatory Matters

Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of Currency of the United States (“OCC”) require Webster and its banking subsidiary to maintain certain minimum ratios, as set forth below. At September 30, 2008, Webster and Webster Bank, were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios:

	Actual		Capital Requirements		Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2008
Webster Financial Corporation
Total risk-based capital	$1,784,678	13.2%	$1,079,327	8.0%	$1,349,159	10.0%
Tier 1 capital	1,454,061	10.8	539,664	4.0	809,496	6.0
Tier 1 leverage capital ratio	1,454,061	8.7	668,059	4.0	835,074	5.0
Webster Bank, N.A.
Total risk-based capital	$1,561,607	11.7%	$1,068,031	8.0%	$1,335,039	10.0%
Tier 1 capital	1,234,335	9.3	534,016	4.0	801,023	6.0
Tier 1 leverage capital ratio	1,234,335	7.5	662,567	4.0	828,209	5.0
At December 31, 2007
Webster Financial Corporation
Total risk-based capital	$1,665,578	11.4%	$1,169,375	8.0%	$1,461,719	10.0%
Tier 1 capital	1,282,680	8.8	584,687	4.0	877,031	6.0
Tier 1 leverage capital ratio	1,282,680	8.0	645,295	4.0	806,619	5.0
Webster Bank, N.A.
Total risk-based capital	$1,596,068	11.1%	$1,154,343	8.0%	$1,442,929	10.0%
Tier 1 capital	1,215,246	8.4	577,172	4.0	865,757	6.0
Tier 1 leverage capital ratio	1,215,246	7.6	637,486	4.0	796,858	5.0

NOTE 14: (Loss) Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (“EPS”):

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2008	2007	2008	2007
(Loss) income from continuing operations	$(16,236)	$34,575	$(18,248)	$105,527
Preferred stock dividends	(4,994)	—	(4,994)	—

Net (loss) income applicable to common shareholder	(21,230)	34,575	(23,242)	105,527

(Loss) income from discontinued operations	(518)	393	(3,081)	(56)

Net (loss) income	$(21,748)	$34,968	$(26,323)	$105,471

Weighted average common shares outstanding - basic	52,032	53,735	52,017	55,166
Dilutive effect of stock-based compensation	—	524	—	587
Dilutive effect of preferred stock	—	—	—	—

Weighted average common and common equivalent shares - diluted	52,032	54,259	52,017	55,753

Basic EPS:
(Loss) income from continuing operations	$(0.31)	$0.64	$(0.35)	$1.91
Preferred stock dividends	(0.10)	—	(0.10)	—

(Loss) income from continuing operations applicable to common shares	(0.41)	0.64	(0.45)	1.91

(Loss) income from discontinued operations	(0.01)	0.01	(0.06)	—

Net (loss) income	$(0.42)	$0.65	$(0.51)	$1.91

Diluted EPS:
(Loss) income from continuing operations	$(0.41)	$0.64	$(0.45)	$1.89
Loss from discontinued operations	(0.01)	—	(0.06)	—

Net (loss) income	$(0.42)	$0.64	$(0.51)	$1.89

At the three and nine month period ending September 30, 2008 and 2007, options to purchase 2,800,000 and 2,059,323, 1,239,095 and 1,090,223 shares of common stock at exercise prices ranging from $21.88 to $51.31, $25.50 to $51.31, $43.26 to $51.31 and $45.55 to $51.31, respectively, were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of Webster’s common stock for the respective periods.

When computing diluted earnings per share, all potential common stock, including stock options, restricted stock and convertible preferred stock, are anti-dilutive to the earnings per common share calculation. Therefore, for the three and nine months ended September 30, 2008, the dilutive effect of these items has not been considered for diluted EPS purposes.

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

The following tables present the operating results and total assets for Webster’s reportable segments for the three and nine months ended September 30, 2008 and 2007. The results for the three and nine months ended September 30, 2008 incorporate the allocation of the increase in the provision for loan losses, other-than-temporary impairment charges, goodwill impairment charges and income tax benefit to each of Webster’s business segments resulting in an increase in the net income of certain business segments as compared to the comparable periods in 2007. For the three and nine months ended September 30, 2008, Webster realized an income tax benefit for the effects of the increase in the provision for loan losses and the other-than-temporary impairment of certain available for sale securities. The results for Other include the $1.0 million and $9.5 million goodwill impairment charge for the insurance premium financing subsidiary for the three and nine months ended September 30, 2008. The impact of this charge was not allocated across all reporting segments.

Three months ended September 30, 2008

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Corporate & Reconciling Amounts	Consolidated Total
Net interest income	$27,677	$53,828	$28,466	$10,018	$119,989	$9,192	$129,181
Provision for credit losses	6,128	1,586	3,973	1,398	13,085	32,415	45,500

Net interest income after provision	21,549	52,242	24,493	8,620	106,904	(23,223)	83,681
Non-interest income	4,756	32,711	3,099	6,393	46,959	(31,210)	15,749
Non-interest expense	15,660	69,368	16,900	13,402	115,330	2,214	117,544

Income (loss) from continuing operations before income taxes	10,645	15,585	10,692	1,611	38,533	(56,647)	(18,114)
Income tax expense (benefit)	3,787	4,082	3,670	(269)	11,270	(13,148)	(1,878)

Income (loss) from continuing operations	6,858	11,503	7,022	1,880	27,263	(43,499)	(16,236)
Loss from discontinued operations	—	—	—	—	—	(518)	(518)

Net income (loss)	$6,858	$11,503	$7,022	$1,880	$27,263	$(44,017)	$(16,754)

Total assets at period end	$3,906,426	$1,599,603	$7,000,689	$1,370,101	$13,876,819	$3,639,218	$17,516,037

Three months ended September 30, 2007

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Corporate & Reconciling Amounts	Consolidated Total
Net interest income	$27,585	$65,992	$29,886	$10,014	$133,477	$(6,418)	$127,059
Provision for credit losses	5,395	1,574	3,964	1,364	12,297	2,953	15,250

Net interest income after provision	22,190	64,418	25,922	8,650	121,180	(9,371)	111,809
Non-interest income	5,749	31,545	4,024	5,739	47,057	4,350	51,407
Non-interest expense	13,333	66,466	16,880	11,106	107,785	5,768	113,553

Income (loss) from continuing operations before income taxes	14,606	29,497	13,066	3,283	60,452	(10,789)	49,663
Income tax expense (benefit)	4,434	9,038	3,949	1,001	18,422	(3,334)	15,088

Income (loss) from continuing operations	10,172	20,459	9,117	2,282	42,030	(7,455)	34,575
Loss from discontinued operations	—	—	—	—	—	393	393

Net income (loss)	$10,172	$20,459	$9,117	$2,282	$42,030	$(7,062)	$34,968

Total assets at period end	$3,364,080	$1,595,062	$7,834,274	$1,371,551	$14,164,967	$2,686,880	$16,851,847

Nine months ended September 30, 2008

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Corporate & Reconciling Amounts	Consolidated Total
Net interest income	$82,171	$164,008	$90,492	$29,860	$366,531	$13,192	$379,723
Provision for credit losses	13,420	3,986	10,854	3,722	31,982	54,318	86,300

Net interest income after provision	68,751	160,022	79,638	26,138	334,549	(41,126)	293,423
Non-interest income	14,690	94,189	10,354	19,199	138,432	(80,585)	57,847
Non-interest expense	45,196	212,627	52,885	47,843	358,551	12,827	371,378

Income (loss) from continuing operations before income taxes	38,245	41,584	37,107	(2,506)	114,430	(134,538)	(20,108)
Income tax expense (benefit)	3,538	3,847	3,432	(232)	10,585	(12,445)	(1,860)

Income (loss) from continuing operations	34,707	37,737	33,675	(2,274)	103,845	(122,093)	(18,248)
Loss from discontinued operations	—	—	—	—	—	(3,081)	(3,081)

Net income (loss)	$34,707	$37,737	$33,675	$(2,274)	$103,845	$(125,174)	$(21,329)

Total assets at period end	$3,906,426	$1,599,603	$7,000,689	$1,370,101	$13,876,819	$3,639,218	$17,516,037

Nine months ended September 30, 2007

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Corporate & Reconciling Amounts	Consolidated Total
Net interest income	$81,985	$194,476	$93,776	$29,250	$399,487	$(13,994)	$385,493
Provision for credit losses	12,012	3,986	10,626	3,564	30,188	(7,688)	22,500

Net interest income after provision	69,973	190,490	83,150	25,686	369,299	(6,306)	362,993
Non-interest income	15,706	89,967	16,317	17,580	139,570	14,693	154,263
Non-interest expense	39,689	206,476	54,495	34,164	334,824	28,822	363,646

Income (loss) from continuing operations before income taxes	45,990	73,981	44,972	9,102	174,045	(20,435)	153,610
Income tax expense (benefit)	14,396	23,158	14,077	2,849	54,480	(6,397)	48,083

Income (loss) from continuing operations	31,594	50,823	30,895	6,253	119,565	(14,038)	105,527
Loss from discontinued operations	—	—	—	—	—	(56)	(56)

Net income (loss)	$31,594	$50,823	$30,895	$6,253	$119,565	$(14,094)	$105,471

Total assets at period end	$3,364,080	$1,595,062	$7,834,274	$1,371,551	$14,164,967	$2,686,880	$16,851,847

NOTE 16: Derivatives

At September 30, 2008, Webster had outstanding interest rate swaps with a total notional amount of $450.0 million that are designated as hedges of Webster’s borrowings, specifically its FHLB advances, repurchase agreements and long-term debt (subordinated notes and senior notes). The swaps effectively convert the debt from fixed rate to floating rate and FHLB advances from floating to fixed rate and qualify for cash flow hedge accounting under SFAS No. 133. Of the total, $300.0 million of the interest rate swaps mature in 2013, and $150.0 million in 2014 with an equal amount of the hedged debt also maturing on these dates. At December 31, 2007, there were outstanding interest rate swaps with a notional amount of $552.5 million.

Webster transacts certain derivative products with its customer base, primarily interest rate swaps. These customer derivatives are offset with matching derivatives with other counterparties in order to minimize risk. Exposure with respect to these derivatives is largely limited to nonperformance by either the customer or the other counterparty. The notional amount of customer derivatives and the related counterparty derivatives each totaled $418.3 million at September 30, 2008 and $330.4 million at December 31, 2007. The customer derivatives and the related counterparty derivatives are marked to market and any difference is reflected in noninterest income.

The fair values and notional amounts of derivatives at September 30, 2008 and December 31, 2007 are summarized below:

	September 30, 2008			December 31, 2007
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
(In thousands)		Gain	(Loss)		Gain	(Loss)
Mortgage banking positions
Forward commitments	$(5,000)	$83	$(65)	$(125,000)	$—	$(956)
Rate locks	3,670	—	(2)	139,447	283	—
Asset and liability management positions
Interest rate swaps:
Receive fixed/pay floating	350,000	7,316	—	552,526	—	(661)
Receive floating/pay fixed	100,000	990	—	—	—	—
Customer related positions
Interest rate swaps:
Receive fixed/pay floating	(409,485)	12,150	(1,252)	(304,136)	7,677	(617)
Receive floating/pay fixed	409,439	1,656	(10,063)	304,105	21	(5,073)

Total interest rate swaps position		13,806	(11,315)		7,698	(5,690)

Counterparty offset		—	48		—	56

Total interest rate swaps position, net		$13,806	$(11,267)		$7,698	$(5,634)

Interest rate caps:
Written options	$(8,816)	$—	$(48)	$(26,267)	$—	$(56)
Purchased options	8,816	48	—	26,267	56	—

Total interest rate cap position		48	(48)		56	(56)

Counterparty offset		(48)	—		(56)	—

Total interest rate cap position, net		—	(48)		—	(56)

Total customer related positions		13,806	(11,315)		7,698	(5,690)

Total derivative positions		$22,195	$(11,382)		$7,981	$(7,307)

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage backed securities “MBS”, are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster Bank is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At September 30, 2008, outstanding rate locks totaled approximately $3.7 million and the outstanding commitments to sell residential mortgage loans totaled $6.3 million. Forward sales, which include mandatory forward commitments of approximately $6.3 million at September 30, 2008, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. Webster Bank will still have certain execution risk, that is, risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell.

The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings. Loans held for sale are carried at the lower of aggregate cost or fair value.

NOTE 17: Employee Benefits

The following table provides information regarding net benefit costs for the periods shown:

	Pension Benefits		Other Benefits
(In thousands)	2008	2007	2008	2007
Three months ended September 30,
Service cost	$38	$1,983	$—	$—
Interest cost	1,962	1,576	82	82
Expected return on plan assets	(2,375)	(2,366)	—	—
Amortization of prior service cost	—	41	18	18
Amortization of the net actuarial loss	—	119	—	—

Net periodic benefit (income) cost	$(375)	$1,353	$100	$100

	Pension Benefits		Other Benefits
(In thousands)	2008	2007	2008	2007
Nine months ended September 30,
Service cost	$114	$5,609	$—	$—
Interest cost	5,886	4,803	246	186
Expected return on plan assets	(7,125)	(6,838)	—	—
Amortization of prior service cost	—	126	54	54
Amortization of the net actuarial loss	—	358	—	—

Net periodic benefit (income) cost	$(1,125)	$4,058	$300	$240

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

As a result of the FIRSTFED acquisition in May 2004, Webster assumed the obligations of the FIRSTFED pension plan. The plan was not merged into the Webster Bank Pension Plan, but instead will continue to be included in a multiple employer plan. Webster estimates it will make approximately $1.5 million in contributions during 2008.

As a result of the acquisition of NewMil Bancorp, Inc. in October 2006, Webster assumed the obligations of the New Milford Savings Bank Defined Benefit Pension Plan which was merged into the Webster Bank Pension Plan on August 1, 2007.

Recent market conditions have resulted in an unusually high degree of volatility and have increased the risks and adversely affected the short term liquidity associated with investment securities. These events could impact the value of Plan investments after the date of these financial statements. There has been a negative return on Plan assets through September 30, 2008 which could ultimately affect the funded status of the Plan. The ultimate impact on the funded status of the Plan will be determined based upon market conditions in effect when the annual valuation for the year ended December 31, 2008 is performed. The annual valuation for the Plan is expected to be performed in early 2009.

NOTE 18: Other Comprehensive Income

The following table summarizes the components of other comprehensive income:

	Three months ended September 30,
	2008			2007
	Tax (expense)			Tax (expense)
(In thousands)	Before tax	benefit	Net of tax	Before tax	benefit	Net of tax
Other comprehensive (loss) income:
Deferred gain on derivatives sold	$—	$—	$—	$(100)	$35	$(65)
Net unrealized (loss) gain on securities available for sale	(60,173)	21,246	(38,927)	(8,784)	3,289	(5,495)
Amortization of deferred hedging gain	(168)	59	(109)	(63)	22	(41)
Unrealized gain on cash flow hedge	(1,743)	610	(1,133)	—	—	—
Amortization of unrealized loss on securities transferred to held to maturity	178	(62)	116	214	(75)	139
Amortization of net actuarial loss and prior service cost	18	(6)	12	178	(62)	116

Total other comprehensive (loss) income	$(61,888)	$21,847	$(40,041)	$(8,555)	$3,209	$(5,346)

	Nine months ended September 30,
	2008			2007
	Tax (expense)			Tax (expense)
(In thousands)	Before tax	benefit	Net of tax	Before tax	benefit	Net of tax
Other comprehensive (loss) income:
Deferred gain on derivatives sold	$—	$—	$—	$3,955	$(1,384)	$2,571
Net unrealized (loss) gain on securities available for sale	(107,918)	36,667	(71,251)	(16,391)	6,322	(10,069)
Amortization of deferred hedging gain	(500)	175	(325)	(194)	68	(126)
Unrealized gain on cash flow hedge	1,523	(533)	990	—	—	—
Amortization of unrealized loss on securities transferred to held to maturity	409	(143)	266	522	(183)	339
Amortization of net actuarial loss and prior service cost	54	(19)	35	538	(188)	350

Total other comprehensive (loss) income	$(106,432)	$36,147	$(70,285)	$(11,570)	$4,635	$(6,935)

NOTE 19: Subsequent Event

In response to the financial crises affecting the overall banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA), was enacted. Under the EESA, the United States Treasury Department (the Treasury) has the authority to, among other things, purchase mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 3, 2008 the Troubled Asset Relief Program (TARP) was signed into law. The TARP gave the Treasury authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, the Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. The general terms of this preferred stock program are as follows for a participant’s bank: pay 5% dividends on the Treasury’s preferred stock for the first five years and 9% dividends thereafter; cannot increase common stock dividends for three years while the Treasury is an investor; the Treasury receives warrants entitling the Treasury to buy the participating bank’s common stock equal to 15% of the Treasury’s total investment in the participating bank; and participating bank executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation which is tax deductible and other detailed terms and conditions. The term of this Treasury preferred stock program could reduce investment returns to participating banks’ shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices. Although Webster exceeds all applicable regulatory capital requirements and is well capitalized, Webster submitted an application for participation in the TARP capital purchase program and on November 6, 2008 received preliminary approval for $400 million of capital.

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

Description of Business

Webster Financial Corporation (“Webster” or the “Company”), a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Delaware in 1986. Webster, on a consolidated basis, at September 30, 2008 had assets of $17.5 billion and shareholders’ equity of $1.8 billion. Webster’s principal assets are all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”). Webster, through Webster Bank and various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout southern New England and eastern New York State. Webster also offers equipment financing, commercial real estate lending, asset-based lending and insurance premium financing on a regional and national basis. Webster Bank provides commercial banking, retail banking, consumer financing, mortgage banking, trust and investment services through 182 banking offices, 484 ATMs, and its Internet website (www.websteronline.com). Through its HSA Bank division (www.hsabank.com), Webster Bank offers health savings accounts on a nationwide basis. Webster is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act. As such, the Federal Reserve is Webster’s primary regulator, and Webster is subject to extensive regulation, supervision and examination by the Federal Reserve. Webster Bank is regulated by the Office of the Comptroller of the Currency. Webster’s common stock is traded on the New York Stock Exchange under the symbol of “WBS”. Webster’s financial reports can be accessed through its website within 24 hours of filing with the SEC.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in the 2007 Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for credit losses, valuation and analysis for impairment of goodwill/other intangible assets and the analysis of other-than-temporary impairment for its investment securities, income taxes and pension and other post retirement benefits as the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results, and they require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis and the December 31, 2007 Management’s Discussion and Analysis included in the Annual Report on Form 10-K.

OneWebster

The OneWebster initiative, which began in January 2008, is an ongoing, company-wide review of business practices designed to enhance the customer experience and improve the Company’s overall operating efficiency. As a result of this initiative, Webster expects to increase annual pre-tax earnings by $50 million within two years through actions that will save approximately $40 million in costs and achieve an additional $10 million in incremental revenue growth on an annual run-rate basis compared with 2007. Webster plans to achieve the $40 million in cost savings by streamlining processes that will reduce headcount and by instituting other efficiency initiatives. About 240 positions will be eliminated, with more than half to be achieved through attrition and elimination of open positions. Webster is expected to incur severance and other related charges of approximately $3.1 million in conjunction with these position eliminations, of which $1.6 million and $1.5 million was recorded in the second and third quarters of 2008, respectively. In addition, Webster expects to incur approximately $10 million in other implementation costs, of which $7.7 million was recorded in the second quarter of 2008. Webster will continue to implement OneWebster initiatives and see corresponding benefits in the fourth quarter and in future quarters. The majority of the remaining previously announced OneWebster charges are expected to be recorded in the fourth quarter 2008 and the first two quarters of 2009. For more detailed information refer to the OneWebster Summary on the investor relations link at websteronline.com. Information contained in the OneWebster Summary or located elsewhere on Webster’s website does not constitute a part of this report and is not incorporated by reference herein.

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

Recent Economic Developments

There have been historical disruptions in the financial system during the past year and many lenders and financial institutions have reduced or ceased to provide funding to borrowers, including other lending institutions. The availability of credit, confidence in the entire financial sector, and volatility in financial markets has been adversely affected. The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to Webster or reducing the availability of funds to Webster to finance its existing operations.

In response to the financial crises affecting the overall banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA), was enacted. Under the EESA, the United States Treasury Department (the Treasury) has the authority to, among other things, purchase mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 3, 2008 the Troubled Asset Relief Program (TARP) was signed into law. The TARP gave the Treasury authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, the Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. The general terms of this preferred stock program are as follows for a participants bank: pay 5% dividends on the Treasury’s preferred stock for the first five years and 9% dividends thereafter; cannot increase common stock dividends for three years while Treasury is an investor; the Treasury receives warrants entitling the Treasury to buy participating bank’s common stock equal to 15% of the Treasury’s total investment in the participating bank; and participating bank executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation which is tax deductible and other detailed terms and conditions. The term of this Treasury preferred stock program could reduce investment returns to participating banks’ shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices. Although Webster exceeds all applicable regulatory capital requirements and is well capitalized, Webster submitted an application for participation in the TARP capital purchase program and on November 6, 2008 received preliminary approval for $400 million of capital.

Federal and state governments could pass additional legislation responsive to current credit conditions. For example, Webster could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount Webster’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, Webster could experience higher credit losses because of federal or state legislation or regulatory action that limits Webster’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

The Federal Deposit Insurance Corporation (FDIC) insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Assessment rates set by the FDIC effective January 1, 2007 range from 5 to 43 basis points. The Federal Deposit Insurance Reform Act of 2005 also provided a credit to insured institutions based on the amount of their insured deposits at year-end 1996 which will offset the premiums assessed. Webster Bank’s credit of $12.6 million was used in part to offset its 2007 and 2008 deposit insurance assessment. As of September 30, 2008, Webster’s remaining credit balance was $1.0 million. Webster expects to utilize the remaining credit in the fourth quarter of 2008. After exhausting the credit, Webster will be subject to an increased deposit premium expense in the fourth quarter 2008 and into future periods.

Current economic conditions have increased expectations for bank failures, in which case the FDIC would take control of failed banks and ensure payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. In such case, the FDIC may increase premium assessments to maintain adequate funding of the Deposit Insurance Fund, including requiring riskier institutions to pay a larger share of the premiums. An increase in premium assessments will increase Webster’s expenses. The EESA included a provision for an increase in the amount of deposits insured by the FDIC to $250,000 until December 2009. On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program, that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits. Webster has elected to participate in the Temporary Liquidity Guarantee Program and incur the surcharge as a cost of participation. The behavior of depositors in regard to the level of FDIC insurance could cause Webster’s existing customers to reduce the amount of deposits held at Webster, and or could cause new customers to open deposit accounts. The level and composition of Webster’s deposit portfolio directly impacts Webster’s funding cost and net interest margin.

The actions described above, together with additional actions announced by the Treasury and other regulatory agencies continue to develop. It is not clear at this time what impact EESA, TARP, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to effect the U.S. banking industry and the broader U.S. and global economies, which will have an affect on all financial institutions, including Webster.

RESULTS OF OPERATIONS

Summary

Webster’s net loss was $16.8 million, or $0.42 per diluted share, for the three months ended September 30, 2008, compared to net income of $35.0 million, or $0.64 per diluted share, for the three months ended September 30, 2007. The net loss from continuing operations was $16.2 million, or $0.41 per diluted share, for the three months ended September 30, 2008, compared to net income from continuing operations of $34.6 million, or $0.64 per diluted share for the three months ended September 30, 2007. The year-over-year decrease in continuing operations is primarily attributable to other-than-temporary impairment charges of $33.5 million, a $2.1 million loss on the sale of FNMA/FHMLC preferred stock, a $1.0 million impairment of the goodwill for Webster’s insurance premium financing business and a decrease of $1.8 million in income from mortgage banking activities due to the decision to exit the National Wholesale origination channel. The year-over-year comparison of net interest income has also been negatively impacted by the declining interest rate environment, and the effect that declining short-term interest rates and a flattening of the yield curve had on the net interest margin. The effect of these market conditions has been partially offset by the growth in the loan portfolio, particularly in higher yielding commercial and consumer loans. (Loss) income from discontinued operations, net of taxes, totaled $518,000 and $393,000, respectively, or $0.01 and $0.01, respectively, per diluted share for the three months ended September 30, 2008 and 2007.

For the nine months ended September 30, 2008, Webster’s net loss was $21.3 million compared to net income of $105.5 million for the comparable period in 2007. Net loss per diluted share was $0.51 for the nine months ended September 30, 2008 compared to net income per diluted share of $1.89 for the comparable period in 2007. The year-over-year decrease is primarily attributable to $89.7 million in other-than-temporary impairment charges, a $9.5 million impairment of goodwill and a $7.1 million decrease in mortgage banking operations. The year-over-year comparisons for the nine months ended September 30, 2008 as compared to the comparable period in 2007 are also impacted by the declining interest rate environment, and the effect that declining short-term interest rates and a flattening of the yield curve have had on net interest margin. The effect of these market conditions has been partially offset by the growth in the loan portfolio, particularly in higher yielding commercial and consumer loans. Loss from discontinued operations, net of taxes totaled $3.1 million and $56,000 for the nine months ended September 30, 2008 and 2007, respectively. The $3.0 million increase in the loss from discontinued operations is due to the realization of a loss on the sale of Webster Insurance and Webster Risk Services. As previously noted in the Recent Economic Developments section, Webster is subject to increased deposit premium expense for the fourth quarter of 2008 and in future periods.

Selected financial highlights are presented in the table below.

	At or for the Three months ended September 30,			At or for the Nine months ended September 30,
(In thousands, except per share data)	2008		2007 (b)	2008		2007 (b)
Earnings (Loss) and Per Share Data
Net interest income	$129,181		$127,059	$379,723		$385,493
Total noninterest income	15,749		51,407	57,847		154,263
Total noninterest expense	117,554		113,553	371,378		363,646
(Loss) income from continuing operations, net of tax	(16,236)		34,575	(18,248)		105,527
Loss from discontinued operations, net of tax	(518)		393	(3,081)		(56)
Net (loss) income	(16,754)		34,968	(21,329)		105,471
(Loss) income from continuing operations per share - diluted	$(0.41)		$0.64	$(0.45)		$1.89
Net (loss) income per share - diluted	(0.42)		0.64	(0.51)		1.89
Dividends declared per common share	0.30		0.30	0.90		0.87
Dividends declared per preferred share	22.19		—	22.19		—
Book value per common share	30.19		33.73	30.19		33.73
Tangible book value per common share	16.13		19.62	16.13		19.62
Diluted shares (average) (d)	52,032		54,259	52,017		55,753
Selected Ratios
Return on average assets (c)	(0.37	) %	0.82%	(0.14	) %	0.84%
Return on average shareholders’ equity (c)	(3.48)		7.55	(1.36)		7.51
Net interest margin	3.32		3.38	3.28		3.42
Efficiency ratio (a)	59.73		61.31	63.64		61.68
Tangible capital ratio	6.34		6.44	6.34		6.44

(a)	Calculated using SNL’s methodology-non-interest expense (excluding foreclosed property expenses, intangible amortization, goodwill impairments and other charges) as a percentage of net interest income (FTE basis) plus non-interest income (excluding gain/loss on securities and other charges).

(b)	Certain previously reported information has been reclassified for the effect of reporting Webster Insurance and Webster Risk Services as discontinued operations.

(c)	Calculated based on income from continuing operations for all periods presented.

(d)	For the three and nine months ended September 30, 2008 the effect of stock options and preferred stock on the computation of diluted earnings per share was anti-dilutive, therefore, the effect of these types of potential common stock were not included in the determination of diluted shares (average).

The following summarizes the major categories of assets and liabilities together with their respective interest income or expense and the rates earned or paid by Webster.

	Three months ended September 30,
	2008			2007
(In thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$12,805,398	$175,363	5.43%	$12,390,191	$212,847	6.80%
Securities (b)	2,992,722	42,926	5.54	2,470,938	35,783	5.79
Short-term investments	4,193	28	2.64	91,362	1,185	5.08
Loans held for sale	3,810	54	5.62	297,330	4,616	6.21

Total interest-earning assets	15,806,123	218,371	5.45	15,249,821	254,431	6.61
Noninterest-earning assets	1,537,759			1,597,950

Total assets	$17,343,882			$16,847,771

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$1,515,047	$—	—%	$1,512,450	$—	—%
Savings, NOW & money market deposits	5,869,948	19,660	1.33	5,909,836	34,832	2.34
Certificates of deposit	4,670,268	38,070	3.23	5,224,511	59,652	4.53

Total interest-bearing deposits	12,055,263	57,730	1.90	12,646,797	94,484	2.96
Repurchase agreements and other short-term debt	1,332,097	8,517	2.50	949,452	10,733	4.42
Federal Home Loan Bank advances	1,291,583	10,181	3.08	589,427	6,906	4.58
Long-term debt	655,760	9,018	5.50	661,075	12,444	7.53

Total borrowings	3,279,440	27,716	3.33	2,199,954	30,083	5.40

Total interest-bearing liabilities	15,334,703	85,446	2.21	14,846,751	124,567	3.32
Noninterest-bearing liabilities	132,799			159,375
Preferred stock of subsidiary corporation	9,577			9,577
Shareholders’ equity	1,866,803			1,832,068

Total liabilities and shareholders’ equity	$17,343,882			$16,847,771

Fully tax-equivalent net interest income		132,925			129,864
Less: tax equivalent adjustments		(3,744)			(2,805)

Net interest income		$129,181			$127,059

Interest-rate spread			3.24%			3.29%
Net interest margin (b)			3.32%			3.38%

(a)	On a fully tax-equivalent basis.

(b)	For purposes of this computation, unrealized losses on available for sale securities of $104.5 million and $0.5 million as of September 30, 2008 and 2007, respectively, are excluded from the average balance for rate calculations.

	Nine months ended September 30,
	2008			2007
(In thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$12,677,899	$542,421	5.67%	$12,380,468	$632,348	6.78%
Securities (b)	2,985,423	127,699	5.57	2,402,321	105,023	5.84
Short-term investments	4,750	106	2.93	73,122	2,913	5.25
Loans held for sale	35,181	1,546	5.86	390,651	18,284	6.24

Total interest-earning assets	15,703,253	671,772	5.65	15,246,562	758,568	6.61
Noninterest-earning assets	1,538,806			1,598,840

Total assets	$17,242,059			$16,845,402

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$1,480,139	$—	—%	$1,511,333	$—	—%
Savings, NOW & money market deposits	5,852,690	63,145	1.44	5,733,793	93,982	2.19
Certificates of deposit	4,744,594	129,883	3.65	5,256,838	177,815	4.52

Total interest-bearing deposits	12,077,423	193,028	2.13	12,501,964	271,797	2.91
Repurchase agreements and other short-term debt	1,330,197	28,298	2.80	970,515	33,208	4.51
Federal Home Loan Bank advances	1,230,280	30,607	3.27	743,770	26,490	4.70
Long-term debt	658,387	28,968	5.87	591,331	33,650	7.59

Total borrowings	3,218,864	87,873	3.60	2,305,616	93,348	5.36

Total interest-bearing liabilities	15,296,287	280,901	2.44	14,807,580	365,145	3.29
Noninterest-bearing liabilities	147,620			154,169
Preferred stock of subsidiary corporation	9,577			9,577
Shareholders’ equity	1,788,575			1,874,076

Total liabilities and shareholders’ equity	$17,242,059			$16,845,402

Fully tax-equivalent net interest income		390,871			393,423
Less: tax equivalent adjustments		(11,148)			(7,930)

Net interest income		$379,723			$385,493

Interest-rate spread			3.21%			3.32%
Net interest margin (b)			3.28%			3.42%

(a)	On a fully tax-equivalent basis.

(b)	For purposes of this computation, unrealized losses on available for sale securities of $69.5 million and $5.6 million as of September 30, 2008 and 2007, respectively, are excluded from the average balance for rate calculations.

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

	Three months ended September 30, 2008 vs. 2007 Increase (decrease) due to			Nine months ended September 30, 2008 vs. 2007 Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$(44,242)	$6,758	$(37,484)	$(104,797)	$14,870	$(89,927)
Loans held for sale	(401)	(4,161)	(4,562)	(1,050)	(15,688)	(16,738)
Securities and short-term investments	(1,321)	7,307	5,986	(4,509)	24,378	19,869

Total interest income	(45,964)	9,904	(36,060)	(110,356)	23,560	(86,796)

Interest on interest-bearing liabilities:
Deposits	(32,508)	(4,246)	(36,754)	(69,912)	(8,857)	(78,769)
Borrowings	(13,821)	11,454	(2,367)	(35,761)	30,286	(5,475)

Total interest expense	(46,329)	7,208	(39,121)	(105,673)	21,429	(84,244)

Net change in net interest income	$365	$2,696	$3,061	$(4,683)	$2,131	$(2,552)

Net Interest Income

Net interest income totaled $129.2 million for the three months ended September 30, 2008 an increase of $2.1 million from the comparable period in the prior year as average earning assets grew by 3.6% to $15.8 billion at September 30, 2008 from $15.2 billion at September 30, 2007, while the net interest margin declined from 3.38% for the three months ended September 30, 2007 to 3.32% for the three months ended September 30, 2008. The securities portfolio totaled $2.9 billion at September 30, 2008 compared to $2.7 billion at December 31, 2007, and $2.5 billion a year ago. The yield in the securities portfolio for the quarter was 5.54% compared with 5.79% for the same quarter in 2007.

Net interest income totaled $379.7 million for the nine months ended September 30, 2008 a decrease of $5.8 million from the comparable period in the prior year as average earning assets grew by 3.0% to $15.7 billion at September 30, 2008 from $15.2 billion at September 30, 2007 while the net interest margin declined from 3.42% for the nine months ended September 30, 2007 to 3.28% for the nine months ended September 30, 2008. The yield in the securities portfolio for the nine months ended September 20, 2008 was 5.57% compared with 5.84% for the same quarter in 2007.

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

The decline in yields in certain asset classes within the loan portfolio reflects the effects that the 100 basis point reductions made by the Federal Reserve Bank since March 18, 2008 have had on the floating rate home equity lines, commercial real estate (“CRE”) and commercial and industrial (“C&I”) interest bearing assets. Approximately 69% of Webster’s CRE portfolio and 66% of its C&I portfolio are floating rate assets. The equipment finance portfolio, however, is 97% fixed rate. The decline in yields is also impacted by the increase in non-accruing loans. Webster’s total nonperforming assets increased to $249.7 million at September 30, 2008 in comparison with $104.2 million at September 30, 2007 with C&I and residential development representing $94.6 million of the $145.5 million increase. The majority of the increase is a result of residential development loans that reflect the continuing challenge of the residential housing market. For the three and nine months ended September 30, 2008, the yield on interest earning assets decreased 116 and 96 basis points, respectively, due to the decrease in short-term interest rates, while the cost of interest-bearing liabilities declined 111 and 85 basis points, respectively. As a result, the net interest margin for the three and nine months ended September 30, 2008 was 3.32% and 3.28%, a decrease of 6 and 14 basis points, respectively, from the comparable period in 2007.

Interest Income

Interest income (on a fully tax-equivalent basis) for the three months ended September 30, 2008 decreased $36.1 million, or 14.2%, from the comparable period in 2007. The decrease in short-term interest rates had an unfavorable impact on interest sensitive loans as well as lower rates on new volumes. The average balance for investment securities for the three months ended September 30, 2008 was $3.0 billion, an increase of $0.5 billion from the comparable period in 2007. The average balance for loans for the three months ended September 30, 2008 was $12.8 billion, an increase of $0.4 billion from the comparable period in 2007.

Interest income (on a fully tax-equivalent basis) for the nine months ended September 30, 2008, decreased $86.8 million or 11.4% from the comparable period in 2007. The decrease in short-term interest rates had an unfavorable impact on interest sensitive loans as well as lower rates on new volumes. The average balance for investment securities for the nine months ended September 30, 2008, was $3.0 billion, an increase of $0.6 billion from the comparable period in 2007. The average balance for loans for the nine months ended September 30, 2008 was $12.7 billion, an increase of $0.3 billion from the comparable period in 2007.

The yield on interest-earning assets decreased 96 basis points for the nine months ended September 30, 2008 from the comparable period in 2007. The decrease reflects the declining interest rate environment during these periods as well as increased non-accruing loans.

The loan portfolio yield decreased 111 basis points to 5.67% for the nine months ended September 30, 2008 and comprised 80.7% of average interest-earning assets compared to 81.2% of average interest-earning assets for the nine months ended September 30, 2007.

Interest Expense

Interest expense on a fully tax-equivalent basis for the three months ended September 30, 2008 decreased $39.1 million, or 31.4%, from the comparable period in 2007. The decrease for the three month period was primarily due to declining deposit funding costs and short-term borrowing interest rates. The cost of total interest bearing liabilities was 2.21% for the three months ended September 30, 2008, a decrease of 111 basis points from 3.32% for the comparable period in 2007. Deposit costs for the three months ended September 30, 2008 decreased 106 basis points to 1.90% from 2.96% for the comparable period in 2007. Total borrowing costs for the three months ended September 30, 2008 decreased 207 basis points to 3.33% from 5.40% for the comparable period in 2007.

For the nine months ended September 30, 2008, interest expense decreased $84.2 million, or 23.1%, from the comparable period in 2007 due to declining deposit funding costs and short-term borrowing interest rates. The cost of interest bearing liabilities was 2.44% for the nine months ended September 30, 2008, a decrease of 85 basis points from 3.29% for the comparable period in 2007. Deposit costs for the nine months ended September 30, 2008 decreased by 78 basis points to 2.13% from 2.91% for the comparable period in 2007. Total borrowing costs for the nine months ended September 30, 2008 decreased 176 basis points to 3.60% from 5.36% for the comparable period in 2007.

Provision for Credit Losses

The provision for credit losses was $45.5 million for the three months ended September 30, 2008, an increase of $30.2 million when compared to $15.3 million from the comparable period in 2007. The increase in the provision for the quarter reflects increased levels of nonperforming loans and charge-offs as well as additional provision for the liquidating portfolio. Of the $45.5 million in provision for credit losses for the three months ended September 30, 2008, $10.6 million was for the liquidating NCLC loan portfolio and $5.0 million was for the liquidating home equity portfolio. The increase in provision for credit losses for NCLC is the result of the expedited resolution approach management took regarding this portfolio during the quarter, and the $5.0 million in provision for the liquidating home equity portfolio was based on greater than originally projected deterioration in economic and housing conditions since year end. Net charge-offs for Webster’s continuing portfolio for the three months ended September 30, 2008 were $20.5 million as compared to $4.0 million for the comparable period in 2007. The annualized net charge-off ratio for the continuing portfolio for the three months ended September 30, 2008 was 0.66% compared to 0.13% for the comparable period in 2007. Net charge-offs within Webster’s liquidating portfolio were $20.7 million for the three months ended September 30, 2008. The annualized net charge-off ratio for the liquidating portfolio for the three months ended September 30, 2008 was 22.48%. The increase in charge-off activity within Webster’s liquidating portfolio reflects the expedited resolution approach management took regarding the NCLC portfolio during the quarter. There are no comparables for the liquidating portfolio for the three months ended September 30, 2007 as the liquidating portfolio was established in the fourth quarter of 2007.

For the nine months ended September 30, 2008, the provision was $86.3 million, an increase of $63.8 million from the comparable period in 2007. For the nine months ended September 30, 2008, net charge-offs for the continuing portfolio was $47.5 million compared to $13.5 million for the comparable period in 2007. The annualized net charge-off ratio for the continuing portfolio for the nine months ended September 30, 2008 was 0.90% of average total loans of the continuing portfolio compared to 0.15% for the comparable period in 2007. Net charge-offs for the liquidating portfolio were $37.7 million for the nine months ended September 30, 2008. The annualized net charge-off ratio for the liquidating portfolio was 13.08% of the average total loans of the liquidating portfolio for the nine months ended September 30, 2008. Charge-offs for the liquidating portfolio continue to be taken against the reserves established in the fourth quarter of 2007 which were increased by $15.6 million in the quarter to offset charge-offs. There are no comparables for net charge-offs within the liquidating portfolio for the nine months ended September 30, 2007 as the liquidating portfolio was established in the fourth quarter of 2007.

Management performs a quarterly review of the loan portfolio and unfunded commitments to determine the adequacy of the allowance for credit losses and the amount of provision for credit losses required. Several factors influence the amount of the provision, including loan growth and changes in portfolio mix as well as net charge-offs, and the economic environment.

The allowance for credit losses, which is comprised of the allowance for loan losses and the reserve for unfunded commitments, totaled $198.7 million, or 1.54% of total loans at September 30, 2008, and $197.6 million, or 1.58% of total loans at December 31, 2007. The allowance for credit losses related to the continuing portfolio was $170.8 million, or 1.36% of loans within the continuing portfolio at September 30, 2008 and $147.7 million, or 1.23% of loans within the continuing portfolio at December 31, 2007. The allowance for credit losses related to the liquidating portfolio was $27.8 million, or 8.26% of loans within the liquidating portfolio at September 30, 2008 and $49.9 million, or 11.77% of loans within the liquidating portfolio at December 31, 2007.

For further information, see “Loan Portfolio Review and Allowance for Credit Losses Methodology” included in the “Financial Condition - Asset Quality” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 46 through 48 of this report.

Non-Interest Income

The following summarizes the major categories of non-interest income for the three and nine months ending September 30, 2008 and September 30, 2007.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2008	2007	2008	2007
Non-Interest Income:
Deposit service fees	$31,738	$29,956	$90,114	$84,068
Loan related fees	7,171	7,661	21,920	23,502
Wealth and investment services	7,070	7,142	21,660	21,657
Mortgage banking activities	50	1,849	894	8,040
Increase in cash surrender value of life insurance	2,606	2,629	7,810	7,751
Net gain (loss) on investment securities	(50)	482	199	1,526
Loss on write-down of investments to fair value	(33,507)	—	(89,684)	—
Loss on sale of FNMA/FHLMC preferred stock	(2,060)	—	(2,060)	—
Gain on Webster Capital Trust I and II securities	—	—	—	2,130
Visa share redemption	—	—	1,625	—
Other income	2,731	1,688	5,369	5,589

Total non-interest income	$15,749	$51,407	$57,847	$154,263

Total non-interest income was $15.7 million for the three months ended September 30, 2008, a decrease of $35.7 million from the comparable period in 2007. The decrease for the three months ended September 30, 2008 is primarily attributable to the $33.5 million other-than-temporary impairment of certain investments to fair value and a realized loss of $2.1 million on the sale of FNMA and FHLMC preferred stock.

Deposit service fees totaled $31.7 million for the three months ended September 30, 2008 up from $30.0 million in the year-ago period. Loan-related fees were $7.2 million for the three months ended September 30, 2008, down $0.5 million when compared to results from a year ago. Wealth management was $7.1 million for the three months ended September 30, 2008, flat when compared to results from a year ago. Revenues from mortgage banking activities were approximately $50,000 for the quarter, compared to $1.8 million for the third quarter from a year ago. The declines from a year ago reflect the decision to exit the national wholesale mortgage business in the fourth quarter of 2007. Net losses from the sale of securities were approximately $50,000 for the quarter, a decrease of $532,000 when compared to a gain of $482,000 recorded a year ago. Other non-interest income was $2.7 million for the quarter compared to $1.7 million a year ago.

For the nine months ended September 30, 2008, total non-interest income was $57.8 million, a decrease of $96.4 million from the comparable period in 2007. The decrease in non-interest income for the nine months ended September 30, 2008, was primarily due to $89.7 million of other-than-temporary impairment charges for investment securities, the realized loss of $2.0 million on the sale of FNMA and FHLMC preferred stock, a $1.3 million decrease in investment security gains, a decrease in mortgage banking activities of $7.1 million and the one-time $2.1 million gain associated with the redemption of Webster Capital Trust I and II securities in June 2007 partially offset by an increase in deposit service fees of $6.0 million and the VISA Inc. share redemption of $1.6 million.

Non-Interest Expenses

The following summarizes the major categories of non-interest expenses for the three and nine months ended September 30, 2008 and 2007.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2008	2007	2008	2007
Non-Interest Expenses:
Compensation and benefits	$61,314	$61,171	$187,623	$183,605
Occupancy	12,827	11,932	39,637	36,557
Furniture and equipment	14,892	14,846	45,686	44,418
Intangible assets amortization	1,464	2,027	4,476	8,493
Marketing	2,478	4,123	11,061	12,486
Outside services	3,798	3,625	11,657	11,317
Debt redemption premium	—	—	—	8,940
Goodwill impairment	1,013	—	9,513	—
Severance and other costs	1,535	452	10,253	10,265
Foreclosed and repossessed property expenses	3,464	231	5,529	376
Other expenses	14,759	15,146	45,943	47,189

Total non-interest expenses	$117,544	$113,553	$371,378	$363,646

Total non-interest expenses were $117.5 million for the three months ended September 30, 2008 compared to $113.6 million for the comparable period in 2007. The $4.0 million increase in total non-interest expenses for the three months ended September 30, 2008 included $2.5 million in items that were unique to the quarter, comprised of the $1.0 million subsidiary goodwill impairment charge and $1.5 million of previously disclosed severance and other costs primarily related to the OneWebster earnings optimization initiative. Foreclosed and repossessed property expenses were $3.5 million for the three months ended September 30, 2008 compared to $231,000 for the comparable period in 2007. The $3.3 million increase in foreclosed and repossessed property expenses is due to declining asset values that resulted in the write-down to realizable value as well as increased expenses associated with managing the properties.

For the nine months ended September 30, 2008, non-interest expense increased $7.7 million to $371.4 million from $363.6 million a year ago. The increase is primarily due to a $9.5 million impairment charge for goodwill and a $5.2 million increase in foreclosed property expense offset by the one time expense of $8.9 million premium for the redemption of Webster Capital Trust I and II in 2007. Foreclosed and repossessed property expenses were $5.5 million for the nine months ended September 30, 2008 compared to $376,000 for the comparable period in 2007. The $5.1 million increase in foreclosed and repossessed property expenses is due to declining asset values that resulted in the write-down to realizable value as well as increased expenses associated with managing the properties. Foreclosed and repossessed assets increased 178.6% from $8.1 million as of December 31, 2007 to $22.8 million as of September 30, 2008. For additional information on foreclosed and repossessed assets see the section entitled Nonperforming Assets in the Asset Quality discussion see page 48 of this report.

Income Taxes

Income taxes (benefits) applicable to continuing operations for each of the three and nine months ended September 30, 2008, were $(1.9) million, compared to $15.1 million and $48.1 million for the comparable 2007 periods. The net decreases are primarily due to the existence of the pre-tax losses for the three and nine months ended September 30, 2008, $(18.1) million and $(20.1) million, respectively, compared to the pre-tax income levels in the respective 2007 periods, $49.7 million and $153.6 million.

Also impacting income taxes (benefits) during the third quarter of 2008 were the $33.5 million of other-than-temporary impairment charges on investment securities, the $2.1 million loss on the sale of FNMA and FHLMC preferred stock and, to a lesser extent, the $1.0 million goodwill impairment, for which no tax benefit was recognized. Tax benefits of approximately $7.9 million were not recognized, on approximately $22.6 million of the $35.6 million in securities losses during the quarter, due to the capital-loss limitation provisions for U.S. income tax purposes. That $7.9 million is a component of the increase in the deferred tax asset valuation allowance during both the third quarter and the first nine months of 2008.

As more fully described in the Notes to Consolidated Interim Financial Statements (unaudited), approximately $3.8 million of tax benefits will be recognized during the fourth quarter as a result of the October 3, 2008, enactment of U.S. legislation pertaining to the treatment of certain losses, on FNMA and FHLMC preferred stock, as “ordinary” instead of capital.

For the first nine months of 2008, income taxes (benefits) were also impacted by the portion of other-than-temporary impairment charges that were not affected by the capital-loss limitation provisions. Tax benefits of $23.0 million, on approximately $65.6 million of such charges, were recognized as discrete items in the periods incurred, and excluded from our estimated annual effective tax rate. Also, for the first nine months of 2008, no tax benefits have been recognized on $9.5 million of goodwill impairment charges.

The effective tax rates for the three and nine months ended September 30, 2008, are not meaningful measures due to the existence of pre-tax losses during those periods. Our estimated annual effective tax rate, which excludes primarily the securities losses, is 27%, compared to 31.5% for the first nine months of 2007, and 29.5% estimated for the first half of 2008. The decreases are primarily attributable to the reduction in the pre-tax income estimated for 2008.

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

Webster’s business segments results are intended to reflect each segment as if it were a stand-alone business. The following tables present the results for Webster’s business segments for the three and nine months ended September 30, 2008 and 2007. The results for the three and nine months ended September 30, 2008 incorporate the allocation of the increased provision for loan losses, other-than-temporary impairment charges and income tax benefit to each of Webster’s business segments resulting in an increase in the net income of certain business segments as compared to the comparable periods in 2007. For the three and nine months ended September 30, 2008, Webster realized a potential income tax benefit for the effects of the increase in the provision for loan losses and the other-than-temporary impairment of certain available for sale securities. The results of Other includes the $1.0 million and $9.5 million goodwill impairment charge for the insurance premium finance subsidiary for the three and nine months ended September 30, 2008, respectively. The impact of this charge was not allocated across all reporting segments.

Business Segment Performance Summary.

	For the three months ended September 30,		For the nine months ended September 30,
Net Income (In thousands)	2008	2007	2008	2007
Commercial Banking	$6,858	$10,172	$34,707	$31,594
Retail Banking	11,503	20,459	37,737	50,823
Consumer Finance	7,022	9,117	33,675	30,895
Other	1,880	2,282	(2,274)	6,253

Total reportable segments	27,263	42,030	103,845	119,565
Corporate & Reconciling items	(44,017)	(7,062)	(125,174)	(14,095)

Total consolidated net (loss) income	$(16,754)	$34,968	$(21,329)	$105,470

Commercial Banking

The Commercial Banking segment includes middle market, asset-based lending and commercial real estate.

Commercial Banking Results.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2008	2007	2008	2007
Net interest income	$27,677	$27,585	$82,171	$81,985
Provision for credit losses	6,128	5,395	13,420	12,012

Net interest income after provision	21,549	22,190	68,751	69,973
Non-interest income	4,756	5,749	14,690	15,706
Non-interest expense	15,660	13,333	45,196	39,689

Income before income taxes	10,645	14,606	38,245	45,990
Income tax (benefit) expense	3,787	4,434	3,538	14,396

Net income	$6,858	$10,172	$34,707	$31,594

Total assets at period end	$3,906,426	$3,364,080	$3,906,426	$3,364,080

Net income decreased $3.3 million, or 32.5%, for the three months ended September 30, 2008 compared to the comparable period in 2007, primarily reflecting an increase in the provision for credit losses, a decrease in non-interest income, and an increase in non-interest expense. The $2.3 million increase in non-interest expense is attributable to increased compensation costs related to a reduction in the deferral of salaries related to lower loan originations and increased charges for corporate technology, administration and other shared services. The increase in assets is attributable to increases in commercial real estate loans and line usage of asset based loans.

For the nine months ended September 30, 2008, net income increased $3.1 million or 9.8%, as compared to the comparable period in 2007. The increase is due to the realization of an income tax benefit. Non-interest expense increased $5.5 million or 13.9% over the comparable period in 2007 due to increased compensation costs related to a reduction in the deferral of salaries related to lower loan originations and increased charges for corporate technology administration and shared services.

Retail Banking

Included in the Retail Banking segment is retail, business and professional banking, and investment services.

Retail Banking Results.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2008	2007	2008	2007
Net interest income	$53,828	$65,992	$164,008	$194,476
Provision for credit losses	1,586	1,574	3,986	3,986

Net interest income after provision	52,242	64,418	160,022	190,490
Non-interest income	32,711	31,545	94,189	89,967
Non-interest expense	69,368	66,466	212,627	206,476

Income before income taxes	15,585	29,497	41,584	73,981
Income tax (benefit) expense	4,082	9,038	3,847	23,158

Net income	$11,503	$20,459	$37,737	$50,823

Total assets at period end	$1,599,603	$1,595,062	$1,599,603	$1,595,062

Income before taxes for the three months ended September 30, 2008 decreased by $13.9 million, or 47% from the comparable period in 2007. Net interest income decreased $12.2 million, or 18%, driven by a decline in revenue earned on the Retail Banking deposit portfolio. The decline in interest rates throughout 2008 has decreased the margin on deposits relative to the earnings credit associated with Webster’s wholesale funding costs. Another factor contributing to the decrease in net interest income was a decline in time deposits that was associated with the challenge of retaining maturing CD deposits in a pricing environment characterized by competitors aggressively seeking to bolster liquidity. Non-interest income increased $1.2 million, or 4%, driven by growth in deposit, debit card, ATM surcharges and investment service fees. Non-interest expenses increased by $2.9 million, or 4%, driven by higher compensation and benefits, increases in existing facilities expense and de novo branch costs.

For the nine months ended September 30, 2008 income before income taxes decreased by $32.4 million, or 44% from the comparable period in 2007. Net interest income decreased $30.5 million or 16%, driven by a decline in revenue earned on the Retail Banking deposit portfolio. The increase in non-interest income of $4.2 million was driven by increased deposit service charges, debit card usage, ATM surcharges and investment service fees. Non-interest expenses increased $6.2 million due to higher compensation and benefits, higher occupancy costs associated with both de novo branches and existing facilities and increased allocated charges for corporate technology, administration and other shared services. The increase in these expenses was partially offset by the impact of the software write-down recognized during the second quarter of 2007.

Consumer Finance

Consumer Finance includes residential mortgage and consumer lending, as well as mortgage banking activities and the management of the liquidating portfolios.

Consumer Finance Results.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2008	2007	2008	2007
Net interest income	$28,466	$29,886	$90,492	$93,776
Provision for credit losses	3,973	3,964	10,854	10,626

Net interest income after provision	24,493	25,922	79,638	83,150
Non-interest income	3,099	4,024	10,354	16,317
Non-interest expense	16,900	16,880	52,885	54,495

Income before income taxes	10,692	13,066	37,107	44,972
Income tax (benefit) expense	3,670	3,949	3,432	14,077

Net income	$7,022	$9,117	$33,675	$30,895

Total assets at period end	$7,000,689	$7,834,274	$7,000,689	$7,834,274

Net income decreased $2.1 million, or 23%, for the three months ended September 30, 2008 compared to the comparable period in 2007. The $1.4 million decrease in net interest income is primarily attributable to declining short-term interest rates, a flattening of the yield curve and a decrease in the interest on loans held-for-sale due to reduced mortgage activity. The provision for credit losses is relatively flat in this comparison. The $0.9 million decrease in non-interest income is primarily related to the discontinuation of the Company’s National Wholesale mortgage banking activities. Non-interest expense is basically flat, period over period, with increased expenses due to foreclosure and REO activity offsetting decreases in expenses from business line restructurings. The decrease in assets is attributable to lower balances of loans held-for-sale related to the Company’s decision to exit National Wholesale mortgage banking.

For the nine months ended September 30, 2008, net income increased by $2.8 million or 9% as compared to the comparable period in 2007. The increase in net income is due to the realization of an income tax benefit as well as the disposition of People’s Mortgage Company in 2007, offsetting reduced mortgage banking activity. The $3.3 million decrease in net interest income is primarily attributable to declining short-term interest rates, a flattening of the yield curve and a decrease in the interest on loans held-for-sale due to reduced mortgage activity. The increase in the provision for credit losses of $0.2 million is primarily related to an increase in net loan charge-offs. The $6.0 million decrease in non-interest income is primarily related to the discontinuation of the Company’s National Wholesale mortgage banking activities. The $1.6 million decrease in non-interest expense is related to business line restructurings, being offset by foreclosure and REO activity. The decrease in assets is attributable to lower balances of loans held-for-sale related to the Company’s decision to exit National Wholesale mortgage banking as well as the completion of a securitization in early 2007.

Other

Other includes equipment financing, investment planning, insurance premium finance, and HSA Bank.

Other Results.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2008	2007	2008	2007
Net interest income	$10,018	$10,014	$29,860	$29,250
Provision for credit losses	1,398	1,364	3,722	3,564

Net interest income after provision	8,620	8,650	26,138	25,686
Non-interest income	6,393	5,739	19,199	17,580
Non-interest expense	13,402	11,106	47,843	34,164

(Loss) income before income taxes	1,611	3,283	(2,506)	9,102
Income tax (benefit) expense	(269)	1,001	(232)	2,849

Net (loss) income	$1,880	$2,282	$(2,274)	$6,253

Total assets at period end	$1,370,101	$1,371,551	$1,370,101	$1,371,551

Net income decreased $0.4 million, or 17.6%, in for the three months ended September 30, 2008 compared to the comparable period in 2007 reflecting increases in non-interest expense offset by increases in non-interest income. Non-interest expense increased $2.3 million primarily due to the $1.0 million goodwill impairment charge for Webster’s premium insurance finance reporting unit as well as increases in compensation and benefits related to HSA Bank and equipment financing. Net interest income was relatively unchanged when compared to the three months ended September 30, 2007. The increase in non-interest income of $0.6 million, or 11.4%, compared to the three months ended September 30, 2007, is related to increased deposit related charges at HSA Bank.

For the nine months ended September 30, 2008, net income decreased $8.5 million from the results for the nine months ended September 30, 2007. The decrease is primarily due to the $9.5 million goodwill impairment charge for Webster’s insurance premium financing subsidiary.

Reconciliation of business segments’ net income to consolidated net income.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2008	2007	2008	2007
Net income from reportable segments	$27,263	$42,030	$103,845	$119,565
Adjustments, net of taxes:
Corporate Treasury Unit	(376)	356	17,106	2,671
Allocation of provision for credit losses	(24,889)	(2,027)	(49,281)	5,289
Allocation of net interest income	650	(3,275)	(5,732)	(6,460)
Discontinued operations	(518)	393	(3,081)	(56)
Allocation of non-interest income	(18,903)	1,294	(73,132)	3,625
Allocation of non-interest expense	19	(3,803)	(11,054)	(19,164)

Consolidated net (loss) income	$(16,754)	$34,968	$(21,329)	$105,470

Financial Condition

Webster had total assets of $17.5 billion and $17.2 billion at September 30, 2008 and December 31, 2007, respectively.

Total loans increased by $389.4 million, or 3.2%, from December 31, 2007 and $411.2 million, or 3.4%, from September 30, 2007. The increase is principally due to increases in higher yielding commercial and commercial real estate loans. At the same time, total deposits decreased $521.8 million, or 4.2%, from December 31, 2007 and $721.6 million, or 5.7%, from September 30, 2007 from declines in retail and brokered certificates of deposits and money market accounts. Webster’s loan to deposit ratio was 108.7% at September 30, 2008 compared with 101.0% and 98.9% at December 31, 2007 and September 30, 2007, respectively.

At September 30, 2008, total shareholders’ equity of $1.8 billion represented a net increase of $79.9 million from December 31, 2007. The change in equity for the nine months ended September 30, 2008 consisted of the convertible preferred stock issuance of $225.0 million (for further information see Note 12 of Notes to Consolidated Interim Financial Statements elsewhere in this report), $7.5 million related to stock options exercised, stock based compensation and the related tax benefits and $0.9 million related to the amortization and recognition of unrealized or deferred derivative and investment gains offset by a net loss of $21.3 million, a $71.3 million unfavorable change in unrealized losses on the available for sale securities portfolio (net of tax), $47.3 million of dividends to common shareholders, $5.0 million of dividends to preferred shareholders, $7.3 million in preferred stock issuance costs, $0.4 million to repurchase shares of common stock, and $0.9 million resulting from the adoption of EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements. At September 30, 2008 the tangible capital ratio was 6.34% compared to 5.89% at December 31, 2007 and 6.44% at September 30, 2007.

Investment Securities Portfolio

The following table presents a summary of the cost and fair value of Webster’s investment securities:

	September 30, 2008				December 31, 2007
	Amortized Cost (c)	Unrealized		Estimated Fair Value	Amortized Cost (c)	Unrealized		Estimated Fair Value
(In thousands)		Gains	Losses			Gains	Losses
Trading:
Municipal bonds and notes				$1,197				$2,340

Available for Sale:
Government Treasury Bills (a)	$1,988	$6	$—	$1,994	$—	$—	$—	$—
Corporate bonds and notes (b)	282,704	373	(97,887)	185,190	350,209	2,672	(20,583)	332,298
Equity securities	40,588	4,259	(7,050)	37,797	78,354	1,763	(4,944)	75,173
Mortgage-backed securities	626,073	1,582	(28,518)	599,137	230,116	1,831	(54)	231,893

Total available for sale	$951,353	$6,220	$(133,455)	$824,118	$658,679	$6,266	$(25,581)	$639,364

Held-to-maturity:
Municipal bonds and notes	$693,188	$1,815	$(48,271)	$646,732	$635,103	$10,580	$(2,470)	$643,213
Mortgage-backed securities	1,338,477	2,082	(23,560)	1,316,999	1,472,124	2,748	(23,519)	1,451,353

Total held-to-maturity	$2,031,665	$3,897	$(71,831)	$1,963,731	$2,107,227	$13,328	$(25,989)	$2,094,566

Other securities:
Federal Home Loan Bank stock	$93,159	$—	$—	$93,159	$69,249	$—	$—	$69,249
Federal Reserve Bank stock	41,715	—	—	41,715	41,713	—	—	41,713

Total other securities	$134,874	$—	$—	$134,874	$110,962	$—	$—	$110,962

(a)	Par value of available for sale Government Treasury Bills at September 30, 2008 was $2.0 million

(b)	Par value of available for sale corporate bonds and notes at September 30, 2008 and December 31, 2007 was $387.3 million and $390.2 million, respectively.

(c)	Includes write-downs for other-than-temporary impairments, as applicable.

Webster, either directly or through Webster Bank, maintains an investment securities portfolio that is primarily structured to provide a source of liquidity for its operating needs, generate interest income and provide a means to balance interest rate sensitivity. The investment securities portfolio totaled $3.0 billion at September 30, 2008 compared to $2.5 billion a year ago. The yield in the securities portfolio for the quarter was 5.54% compared with 5.79% for the third quarter of last year.

During the nine months of 2008, the Federal Reserve cut the Fed Funds rate by 225 basis points in response to the financial market crisis brought on by the sub-prime mortgage concerns, and short term rates declined more than intermediate and long term rates. Credit spreads continued to widen as recession fears and liquidity concerns gripped the market. Although rates on U.S. Treasury securities fell during the first nine months of 2008 as investors sought the safety of these instruments, yields on credit sensitive fixed income securities significantly increased as investors required more return to take on the credit and liquidity risk of these types of bonds. This development negatively impacted the valuation of the credit sensitive portion of the investment portfolio, specifically corporate bonds and notes.

During the third quarter of 2008, the Company recorded write-downs for other-than-temporary impairments of its available for sale securities of $33.5 million ($24.5 million of debt securities and $9.0 million in common and preferred equity securities). All investment securities held by the Company at September 30, 2008 that were in an unrealized loss position were evaluated by management and determined not to be other-than-temporarily impaired. The Company has the ability and intent to hold these investment securities until a recovery of book value which may be at maturity. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. For additional information on the other-than-temporary charges, refer to the “Supplemental Information” link on the Investor Relations page on Webster’s website at www.websteronline.com. This information does not constitute a part of this report and is not incorporated by reference herein.

Loan Portfolio

At September 30, 2008, total loans were $12.9 billion, an increase of $0.4 billion from December 31, 2007. The increase is primarily due to growth in commercial and commercial real estate loans.

Commercial loans (including commercial real estate) represented 46.9% of the loan portfolio at September 30, 2008, up from 44.6% at December 31, 2007 and 43.9% at September 30, 2007. Residential mortgage loans declined to 27.7% of the loan portfolio at September 30, 2008 from 29.1% at December 31, 2007 and 29.6% at September 30, 2007. The remaining portion of the loan portfolio consisted of consumer loans, principally home equity loans and lines of credit.

The following paragraphs highlight, by business segment, the lending activities in the various portfolios during the quarter. Please refer to Webster’s 2007 Annual Report on Form 10-K, pages 1 through 6, for a complete description of Webster’s lending activities and credit administration policies and procedures.

COMMERCIAL BANKING

Middle-Market Banking

At September 30, 2008, middle market loans, including commercial and owner-occupied commercial real estate, totaled $870.2 million, an increase of 0.6% compared to $865.3 million at December 31, 2007 and a decrease of 1.5% compared to $883.2 million at September 30, 2007. Originations for the three and nine months ended September 30, 2008 totaled $26.9 million and $106.9 million, respectively, as compared to $30.1 million and $180.6 million, respectively, for the comparable periods in 2007. Lower originations in 2008 reflect a slowing business economy and fewer transactions that met Webster’s risk return criteria.

Commercial Real Estate Lending

At September 30, 2008 commercial real estate loans totaled $1.5 billion, an increase of 7.1% compared to $1.4 billion at December 31, 2007 and an increase of 15.4% compared to $1.2 billion at September 30, 2007. Given the recent disruption in the capital markets, Webster has seen opportunities to book high quality, low loan to value loans. The portfolio is administered by the Commercial Real Estate Division. During the three and nine months ended September 30, 2008, originations totaled $120.7 million and $371.3 million, respectively, compared to $50.9 million and $242.3 million, respectively, for the comparable period in 2007.

Residential Development Lending

At September 30, 2008 loans for residential development totaled $217.6 million, a decrease of 10.1% compared to $242.0 million at December 31, 2007 and a decrease of 14.1% compared to $253.3 at September 30, 2007. Given slowing demand for new housing, Webster has materially reduced its new commitments for this segment. This portfolio is administered by the Commercial Real Estate Division.

Asset-Based Lending

At September 30, 2008, asset-based loans totaled $868.2 million, an increase of 9.5% compared to $793.0 million at December 31, 2007 and an increase of 7.3% compared to $806.9 million at September 30, 2007. The majority of these loans are managed by Webster Business Credit Corporation (“WBCC”), an asset-based lending subsidiary headquartered in New York, NY. In addition to direct originations, WBCC generally establishes depository relationships with the borrower through cash management accounts. At September 30, 2008, December 31, 2007 and September 30, 2007, the total of these deposits was $26.8 million, $35.2 million and $23.0 million, respectively. During the three and nine months ended September 30, 2008, WBCC funded loans of $16.4 million and $42.1 million, respectively, with new commitments of $28.0 million and $83.5 million compared to funding loans of $16.6 million and $79.0 million, respectively, with new commitments of $49.7 million and $169.0 for the comparable periods in 2007.

RETAIL BANKING

Business & Professional Banking

Business & Professional Banking, Webster’s small business banking division, had loans outstanding of $915.0 million at September 30, 2008, an increase of 0.5% as compared to $909.9 million outstanding at December 31, 2007, and an increase of 1.1% compared to $905.2 million at September 30, 2007. Included in the portfolio is $523.3 million of loans secured by commercial real estate. New originations for the three and nine months ended September 30, 2008 totaled $83.6 million and $291.7 million, respectively, compared to $85.4 million and $297.8 million, respectively, for the comparable periods in 2007.

CONSUMER FINANCE

Residential Mortgage and Mortgage Banking

For the three and nine months ended September 30, 2008, residential mortgage loan originations totaled $123.6 million and $393.2 million, respectively, compared with $133.3 million and $450.1 million for the comparable periods in 2007 excluding National Wholesale production. In 2007, Webster discontinued all National Wholesale mortgage banking activities. The majority of loans originated by National Wholesale were sold in the secondary market. As a result, the balance of loans held for sale is substantially lower than prior periods. At September 30, 2008 and December 31, 2007, there were $3.2 million and $221.6 million, respectively, of residential mortgage loans held for sale in the secondary market.

The residential mortgage loan continuing portfolio totaled $3.5 billion at September 30, 2008 and $3.6 billion at December 31, 2007. At September 30, 2008, approximately $0.9 billion, or 25.4%, of the portfolio consisted of adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. At September 30, 2008, approximately $2.6 billion, or 74.6%, of the total residential mortgage loan portfolio, consisted of fixed rate loans.

The liquidating portfolio of residential construction loans totaled $41.4 million at September 30, 2008, a decrease of 50.2%, compared with $83.3 million at December 31, 2007.

Consumer Loans

Consumer finance includes home equity loans and lines of credit and other consumer loans. At September 30, 2008, consumer loans within the continuing portfolio totaled $2.9 billion, an increase of 1.6%, or $47.1 million, compared to December 31, 2007. At September 30, 2008, consumer loans within the liquidating portfolio totaled $295.8 million, a decrease of 13.2%, or $44.8 million compared to December 31, 2007.

OTHER

Equipment Financing

Webster’s equipment financing portfolio totaled $992.2 million at September 30, 2008, an increase of 2.2% compared to $970.9 million at December 31, 2007 and an increase of 2.7% compared to $966.1 million at September 30, 2007. The majority of Webster’s equipment financing portfolio is overseen by Center Capital Corporation (“Center Capital”), its nationwide equipment financing subsidiary. Center Capital originated $107.9 million and $325.1 million in loans during the three and nine months ended September 30, 2008, respectively, compared to $109.9 million and $337.1 million during the comparable periods in 2007.

Insurance Premium Financing

Budget Installment Corporation (“BIC”), an insurance premium financing subsidiary, provides products covering commercial property and casualty policies for businesses throughout the United States. BIC had total loans outstanding of $79.6 million at September 30, 2008, a decrease of 5.7% compared to $84.4 million at December 31, 2007 and a decrease of 13.5% compared to $92.0 million at September 30, 2007. Loans originated in the three and nine months ended September 30, 2008 totaled $48.9 million and $133.5 million, compared to $55.9 million and $159.5 million, respectively, for the comparable periods in 2007.

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

The quarterly allowance for credit loss analysis includes consideration of the risks associated with unfunded loan commitments and letters of credit. These commitments are converted to estimates of potential loss using loan equivalency factors, and include internal and external historic loss experience. At September 30, 2008, the reserve for unfunded credit commitments was $9.5 million and is included with accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

Management considers the adequacy of the allowance for credit losses to be a critical accounting policy. The adequacy of the allowance is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Webster’s market and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for credit losses is adequate as of September 30, 2008, actual results may prove different and these differences could be significant.

A summary of the changes in the allowance for credit losses follows:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2008	2007		2008	2007
Continuing portfolio:
Beginning balance	$161,497		$152,750	$147,680		$154,994
Provision	29,883		15,250	70,683		22,500
Charge-offs
Commercial (a)	(13,837)		(1,609)	(28,689)		(5,337)
Equipment financing	(998)		(266)	(2,160)		(865)
Commercial real estate	—		(117)	(378)		(117)
Residential development	(161)		—	(3,872)		—
Residential	(1,624)		(433)	(4,140)		(3,300)
Consumer	(4,643)		(2,582)	(11,124)		(7,751)

Total charge-offs	(21,263)		(5,007)	(50,363)		(17,370)
Recoveries	714		1,018	2,831		3,887

Net loan charge-offs	(20,549)		(3,989)	(47,532)		(13,483)

Ending balance - continuing portfolio	$170,831		$164,011	$170,831		$164,011

Liquidating portfolio:(b)
Beginning balance	$32,871	$	N/A	$49,906	$	N/A
Provision	15,617		N/A	15,617		N/A
Charge-offs
NCLC	(14,025)		N/A	(22,569)		N/A
Consumer (home equity)	(6,767)		N/A	(15,665)		N/A

Total charge-offs	(20,792)		N/A	(38,234)		N/A
Recoveries	142		N/A	549		N/A

Net loan charge-offs	(20,650)		N/A	(37,685)		N/A

Ending balance - liquidating portfolio	$27,838		N/A	$27,838		N/A

Ending balance - total allowance for credit losses	$198,669		$164,011	$198,669		$164,011

Components:
Allowance for loan losses	$189,169		$154,532	$189,169		$154,532
Reserve for unfunded credit commitments (c)	9,500		9,479	9,500		9,479

Allowance for credit losses	$198,669		$164,011	$198,669		$164,011

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.

(b)	In 2007 Webster discontinued indirect residential construction lending and indirect home equity lending outside of its primary market area. Webster placed these two portfolios into a liquidating portfolio and disclosed this as a separate category from its continuing portfolio. Comparable information for the liquidating portfolio for the three and nine month periods ended September 30, 2007 is therefore not available as the portfolio was established in the fourth quarter of 2007.

(c)	Reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

A summary of annualized net charge-offs to average outstanding loans by category follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net charge-offs continuing:
Residential	0.18%	(0.01)%	0.15%	0.13%
Commercial (a)	0.97	0.12	0.76	0.10
Consumer	0.60	0.33	0.48	0.28

Net charge-offs continuing	0.66%	0.13	0.52%	0.15%

Net charge-offs liquidating:
NCLC	92.69%	N/A	45.26%	N/A
Consumer (home equity)	8.81	N/A	6.54	N/A

Net charge-offs liquidating	22.48	N/A	13.08	N/A

Total net charge-offs to total average loans (b)	1.29%	0.13%	0.90%	0.15%

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.

(b)	Net loan charge-offs as a percentage of average loans is calculated by annualizing the net charge off amounts for the three and nine month period and dividing the result by average total loans for the respective periods.

See the Allowance for Credit Losses Methodology section within Management’s Discussion and Analysis on pages 44 through 47 of Webster’s 2007 Annual Report on Form 10-K for additional information.

Nonperforming Assets

The following table details nonperforming assets:

	September 30, 2008		December 31, 2007		September 30, 2007
(Dollars in thousands)	Amount	Percent (1)	Amount	Percent (1)	Amount	Percent (1)
Loans accounted for on a nonaccrual basis:
Continuing Portfolio:
Commercial:
Commercial banking	$51,081	1.91%	$26,804	1.06%	$25,845	1.00%
Equipment financing	7,462	0.75	6,473	0.67	5,054	0.52

Total commercial	58,543	1.60	33,277	0.95	30,899	0.87
Commercial real estate	8,971	0.42	8,523	0.47	10,116	0.61
Residential development	71,065	32.67	4,373	1.81	4,122	1.63
Residential	36,181	1.03	22,352	0.63	33,297	0.91
Consumer	23,668	0.81	14,455	0.50	16,887	0.52

Nonaccruing loans - continuing portfolio	198,428	1.60	82,980	0.69	95,321	0.77

Liquidating Portfolio:
NCLC(2)	17,491	42.20	22,797	27.29	N/A	N/A
Consumer (home equity)	10,994	3.72	7,126	2.09	N/A	N/A

Nonaccruing loans - liquidating portfolio	28,485	8.45	29,923	7.06	N/A	N/A

Total nonaccruing loans	226,913	1.78%	112,903	0.91%	95,321	0.77%

Foreclosed and repossessed assets:
Commercial	13,287		2,211		5,233
Residential	6,014		1,062		985
Consumer	3,461		4,896		2,635

Total foreclosed and repossessed assets	22,762		8,169		8,853

Total nonperforming assets	$249,675		$121,072		$104,174

(1)	Percentage represents the balance of nonaccrual loans to the total loans outstanding within the comparable category.

(2)	NCLC is defined as National Construction Lending Center.

The allowance for loan losses at September 30, 2008 was $189.2 million and represented 1.47% of total loans compared to an allowance of $188.1 million that represented 1.51% of total loans at December 31, 2007. The allowance for loan losses allocated to the continuing portfolio at September 30, 2008 was $170.8 million and represented 1.36% of loans within the continuing portfolio compared to an allowance of $147.7 million that represented 1.22% of loans within the continuing portfolio at December 31, 2007. The allowance for loan losses allocated to the liquidating portfolio at September 30, 2008 was $27.8 million and represented 8.25% of loans within the liquidating portfolio compared to an allowance of $49.9 million that represented 11.77% of loans within the liquidating portfolio December 31, 2007. For additional information on the allowance, see Note 5 of Notes to Consolidated Interim Financial Statements elsewhere in this report.

Webster’s total nonperforming assets (NPAs) increased to $249.7 million at September 30, 2008 in comparison with $104.2 million at September 30, 2007. NPAs in the continuing portfolio were $221.2 million at September 30, 2008 compared to $91.1 million at December 31, 2007 and $104.2 million at September 30, 2007. C&I and residential development represented $94.6 million of the $117 million increase from September 30, 2007. The majority of the increase is a result of $66.9 million in non-accrual residential development loans that reflect the continuing challenge of the residential housing market and the slowing demand for new housing. Webster in the process of obtaining updated appraisals for all non-performing residential development loans. Based upon the analysis performed through September 30, 2008 all credits have retained values consistent with carried balances at September 30, 2008. This is evident by the recognition of only $161,000 of residential development losses during the three months ended September 30, 2008.

Credit metrics in the $2.9 billion continuing home equity portfolio have shown an increase in delinquencies as loans greater than 30 days past due were 1.58% at September 30, 2008 up from 1.35% at June 30, 2008 and from 0.78% at September 30, 2007 while the nonaccrual rate increased to 0.80% from 0.72% at June 30, 2008 and from 0.51% at September 30, 2007.

Webster’s liquidating portfolios consisting of indirect, out of market, home equity and national construction loans had $337.3 million outstanding at September 30, 2008 compared to $423.9 million when the liquidating portfolios were established at December 31, 2007. The total of $337.3 million consists of $25.4 million in construction loans, $16.1 million 1-4 family residential mortgage loans and $295.8 million in home equities. Liquidating portfolio charge-offs of $20.8 million in the quarter consisted of $14.0 million in gross charges for construction loans and $6.8 million in gross charges for consumer home equity loans. Charge-offs from the liquidating portfolios were taken against the special reserves established in the fourth quarter of 2007 which was increased by $15.6 million during the third quarter. The increase in charge-off activity reflects the expedited resolution approach taken by management for the NCLC portfolio during the quarter. As of September 30, 2008, Webster has reserves of $5.8 million and $22.0 million, respectively, against the residential and consumer portfolios, or $27.8 million in total reserves against $337.3 million in total balances.

Other Past Due Loans

The following table sets forth information regarding Webster’s over 30-day delinquent loans, excluding loans held for sale and nonaccrual loans.

	September 30, 2008		December 31, 2007		September 30, 2007
(Dollars in thousands)	Principal Balances	Percent (1)	Principal Balances	Percent (1)	Principal Balances	Percent (1)
Past due 30-89 days:
Continuing Portfolio:
Residential	$39,497	1.12%	$23,710	0.67%	$34,366	1.00%
Commercial	15,298	0.42	18,935	0.54	7,294	0.21
Commercial real estate	18,241	0.85	8,178	0.45	13,369	0.82
Residential development	5,832	2.68	3,876	1.60	7,648	3.02
Consumer	23,279	0.80	22,347	0.78	25,651	0.80

Total continuing portfolio	102,147	0.82	77,046	0.65	88,328	0.72

Liquidating Portfolio:
NCLC	3,758	9.07	13,143	15.79	N/A	N/A
Consumer (home equity)	15,370	5.20	8,793	2.58	N/A	N/A

Liquidating portfolio	19,128	5.67	21,936	5.17	N/A	N/A

Total loans past due 30-89 days	121,275	0.95%	98,982	0.80%	88,328	0.72%

Past due 90 days or more and accruing:
Continuing portfollio
Commercial	534	0.01	1,141	0.03	1,031	0.03
Commercial real estate	174	0.01	550	0.03	255	0.02
Residential development	—	—	200	0.08	—	—

Total loans past due 90 days and still accruing	708	0.01	1,891	0.01	1,286	0.02

Total over 30-day delinquent loans	$121,983	0.95%	$100,673	0.80%	$89,614	0.72%

(1)	Percentage represents the balance of past due loans to the total loans outstanding within the comparable category.

The increase in the past due loans related to the continuing portfolio, primarily commercial real estate, and residential loans of $25.1 million is attributed to loans becoming 90 days or more past due and are reported as non-accruing loans as of September 30, 2008.

Declines in real estate values in certain markets in which Webster conducts business, coupled with a reduction in the ability of certain homeowners to refinance or repay their residential and/or consumer obligations has resulted in an increase in delinquencies in Webster’s continuing residential and consumer portfolios. Despite quarter over quarter increases, Webster’s loss and non-accrual levels remain low relative to other national players and peers in the mortgage and home equity business.

Deposits

Total deposits decreased $0.5 billion, or 4.2%, to $11.8 billion at September 30, 2008 from $12.3 billion at December 31, 2007 and $0.7 billion, or 5.7%, from September 30, 2007. The decrease occurred primarily in money market accounts, certificates of deposit and brokered deposits partially offset by increases in savings and health savings accounts.

Borrowings and Other Debt Obligations

Total borrowed funds, including long-term debt, increased $0.8 billion, or 25.9%, to $3.7 billion at September 30, 2008 from $2.9 billion at December 31, 2007 and $1.4 billion, or 61.7% from September 30, 2007. Borrowings represented 21.1% of assets at September 30, 2008 compared to 17.1% at December 31, 2007 and 13.6% at September 30, 2007. See Notes 9 and 10 of Notes to Consolidated Interim Financial Statements for additional information.

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

The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points over a twelve month period starting September 30, 2008 and December 31, 2007 might have on Webster’s net income for the subsequent twelve month period.

	-100 bp	+100 bp	+200 bp
September 30, 2008	-3.5%	1.5%	2.7%
December 31, 2007	-0.5%	-0.7%	-0.6%

Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is well within policy limits for all scenarios. The flat rate scenario at the end of 2007 assumed a federal funds rate of 4.25%. The flat rate scenario as of September 30, 2008 assumed a federal funds rate of 2.0%. The increase in risk to lower rates since year end is mainly due to deposit floors that are reached and the replacement of short term funding with some fixed rate term funding. As the federal funds rate was at 2.0% on September 30, 2008, the -200 basis point scenario has been excluded.

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s net income for the subsequent twelve month period starting September 30, 2008 and December 31, 2007.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100 BP	-50 BP	+50 BP	+100 BP	-100 BP	-50 BP	+50 BP	+100 BP
September 30, 2008	0.1%	0.1%	-0.9%	-2.5%	-8.4%	-3.7%	3.1%	6.1%
December 31, 2007	5.0%	2.4%	-2.9%	-5.5%	-6.5%	-2.8%	2.3%	4.4%

The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months and the long end is terms of greater than 18 months. Webster’s net income generally benefits from a rise in long term interest rates since more new and existing assets than liabilities are tied to long term rates. A decline in long term interest rates has the opposite effect and is relatively greater in the -100 basis point scenario due to an acceleration of mortgage related asset prepayments. Webster’s net income generally benefits from a fall in short term interest rates since more new and existing liabilities than assets are tied to short term rates over a twelve month period. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base. An increase in short term interest rates has the opposite effect on net income. The reduction in risk to changes in the short end of the yield curve are mainly due to the lower starting rate environment which puts certain deposit rates closer to their assumed floors and due to the replacement of some short term funding with fixed rate term funding. Although the dollar amount of sensitivity has decreased, risk to changes in the long end of the yield curve has increased as a percentage. The increase is due to lower overall expected earnings in the flat rate scenario as a result of the current credit environment. Webster is within policy for all scenarios.

The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at September 30, 2008 and December 31, 2007 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

	Book Value	Estimated Economic Value	Estimated Economic Value Change
(Dollars in thousands)			-100 BP	+100 BP
September 30, 2008
Assets	$17,516,037	$16,801,279	360,436	(376,525)
Liabilities	15,699,469	14,899,432	227,088	(201,667)

Total	$1,816,568	$1,901,847	$133,348	(174,858)
Net change as % of base net economic value			7.0%	(9.2)%
December 31, 2007
Assets	$17,201,960	$16,564,733	$296,729	(347,718)
Liabilities	15,465,328	14,883,770	195,971	(177,071)

Total	$1,736,632	$1,680,963	$100,758	(170,647)
Net change as % of base net economic value			6.0%	(10.2)%

The book value of assets exceeded the estimated economic value at September 30, 2008 and December 31, 2007 principally because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $754.0 million and $768.0 million, as of September 30, 2008 and December 31, 2007, respectively.

Changes in net economic value are primarily driven by changing durations of assets and liabilities which are caused by changes in the level of interest rates and in interest rate volatilities. Long term rates have fallen about 275 basis points since year end and volatility has increased. These changes in rates and volatility have had a modest impact on equity at risk at September 30, 2008 versus December 31, 2007 in both the +100 and -100 basis point scenarios as seen in the table above.

These net income and economic values estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at September 30, 2008 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.

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

At September 30, 2008 and December 31, 2007, FHLB advances outstanding totaled $1.4 billion and $1.1 billion, respectively. Webster Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.2 billion at September 30, 2008 and December 31, 2007. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $0.5 billion at September 30, 2008 or used to collateralize other borrowings, such as repurchase agreements.

On October 21, 2008 Webster announced that it is in the process of evaluating the securitization of part of its residential loan portfolio in the fourth quarter for approximately $500 million, which if completed before year end, will further reduce total loans and increase securities as of December 31, 2008.

Webster’s primary sources of liquidity at the parent company level are dividends from Webster Bank, investment income and net proceeds from borrowings, investment sales and capital offerings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster’s common stock and the payment of principal and interest to holders of senior notes and capital securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company. At September 30, 2008, there were no retained earnings available for the payment of dividends to the Company. Webster also maintains $75.0 million in available revolving lines of credit with correspondent banks.

For the three and nine months ended September 30, 2008, a total of 1,695 and 13,142 shares of common stock, respectively, were repurchased at an average cost of $19.58 and $29.09 per common share, respectively. No shares were repurchased as part of the September 2007 2.7 million share stock buyback program with 2.1 million shares remaining available to be repurchased under the program at September 30, 2008. All 13,142 shares for the nine months ended September 30, 2008 were repurchased outside of the publicly announced repurchase program in the open market to fund equity compensation plans.

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

For the nine months ended September 30, 2008, Webster Bank did not engage in any off-balance sheet transactions that would have a material effect on its consolidated financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 50-51 under the caption “Asset/Liability Management and Market Risk”.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2008 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Webster or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 1A.	RISK FACTORS

You should understand and consider the following risk and uncertainties in addition to those described in Webster’s Annual Report on Form 10-K for the year ended December 31, 2007.

There can be no assurance that recent action by governmental agencies and regulators, as well as recently enacted legislation authorizing the U.S. government to invest in, and purchase large amounts of illiquid assets from, financial institutions will help stabilize the U.S. financial system.

In recent periods, various Federal agencies and bank regulators have taken steps to stabilize and stimulate the financial services industry. Changes also have been made in tax policy for financial institutions. In addition, on October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation reflects an initial legislative response to the financial crises affecting the banking system and financial markets and going concern threats to financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. As an initial program, the U.S. Treasury is exercising its authority to purchase an aggregate of $250 billion of capital instruments from financial entities throughout the United States. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect Webster’s business, financial condition, results of operations, access to credit or the trading price of its common stock.

Difficult market conditions have adversely affected the industry in which Webster operates.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected Webster’s business, financial condition and results of operations. Webster does not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on Webster and others in the financial institution industry. In particular, Webster may face the following risks in connection with these events:

•	Webster may expect to face increased regulation of its industry. Compliance with such regulation may increase its costs and limit its ability to pursue business opportunities.

•	Market developments may affect customer confidence levels and may cause increases in delinquencies and default rates, which Webster expects could impact its charge-offs and provision for loan losses.

•

Webster’s ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•	Competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•

Webster may be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that Webster will not experience an adverse effect, which may be material, on its ability to access capital and on its business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Webster common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1-31, 2008	1,309	$18.63	—	2,111,200
August 1-31, 2008	—	—	—	2,111,200
September 1-30, 2008	386	22.78	—	2,111,200

Total	1,695	$19.58	—	2,111,200

(1)	The Company’s current stock repurchase program, which was announced on September 26, 2007, authorized the Company to purchase up to an additional 5% of Webster’s common stock outstanding at the time of authorization, or 2.7 million shares. The program will remain in effect until fully utilized or until modified, superseded or terminated. All 13,142 shares repurchased during the nine months ended September 30, 2008 were repurchased outside of the repurchase program in the open market to fund equity compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-31486) filed within the SEC on March 10, 2006 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

3.3	Certificate of Designations establishing the rights of the Corporation’s Series A Preferred Stock (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.4	Bylaws, as amended effective December 18, 2007 (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on December 19, 2007 and incorporated herein by reference).

4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

4.2	Specimen certificate evidencing shares of the Corporation’s Series A Preferred Stock (filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION Registrant

Date: November 6, 2008	By:	/s/ Gerald P. Plush
Gerald P. Plush Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2008	By:	/s/ Douglas O. Hart
Douglas O. Hart Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-31486) filed within the SEC on March 10, 2006 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

3.3	Certificate of Designations establishing the rights of the Corporation’s Series A Preferred Stock (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.4	Bylaws, as amended effective December 18, 2007 (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on December 19, 2007 and incorporated herein by reference).

4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

4.2	Specimen certificate evidencing shares of the Corporation’s Series A Preferred Stock (filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.