Form 10-K
period 2008-12-31
WEBSTER FINANCIAL CORP
filed 2009-03-02
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

The aggregate market value of the common stock held by non-affiliates of Webster Financial Corporation was approximately $1.0 billion, based on the closing sale price of Common Stock on the New York Stock Exchange on June 30, 2008, the last trading day of the registrant’s most recently completed second quarter.

The number of shares of common stock outstanding, as of January 31, 2009: 52,870,621.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2009.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

WEBSTER FINANCIAL CORPORATION

2008 FORM 10-K ANNUAL REPORT

i

PART I

ITEM 1.	BUSINESS

General

Webster Financial Corporation (“Webster” or the “Company”), a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Delaware in 1986. Webster, on a consolidated basis, at December 31, 2008 had assets of $17.6 billion and shareholders’ equity of $1.9 billion. Webster’s principal assets at December 31, 2008 were all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”).

Webster, through Webster Bank and various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout southern New England and into eastern New York State. Webster also offers equipment financing, commercial real estate lending, asset-based lending, health savings accounts and insurance premium financing on a regional or national basis. Webster provides business and consumer banking, mortgage lending, financial planning, trust and investment services through 181 banking offices, 489 ATMs, telephone banking and its Internet website (www.websteronline.com). Through its HSA Bank division (www.hsabank.com), Webster Bank offers health savings accounts on a nationwide basis. Webster’s common stock is traded on the New York Stock Exchange under the symbol “WBS”.

Webster’s mission statement, the foundation of its operating principles, is stated simply as “We Find A Way”, to help individuals, families and businesses achieve their financial goals. The Company operates with a local market orientation and with a vision to be New England’s bank. Operating objectives include acquiring and developing customer relationships through marketing, on boarding and cross-sale efforts to fuel internal growth and expanding geographically in contiguous markets through a build and buy strategy. Webster also pursues acquisitions of like-minded partners who share Webster’s vision to be New England’s bank.

Commercial Banking

Webster’s Commercial Banking group takes a direct relationship approach to providing lending, deposit and cash management services to middle-market companies in its four-state franchise territory and commercial real estate loans principally in New England and the mid-Atlantic region. Additionally, it serves as a primary referral source to wealth management and retail operations. Asset-based lending is located in New York with a national presence. All credit underwriting, contract preparation and closings, as well as servicing (including collections) are centrally performed by the applicable group. At December 31, 2008 the loan portfolio of the Commercial Banking group grew 5.1% to $3.6 billion from $3.5 billion at December 31, 2007.

Middle-Market Banking

The Middle-Market group delivers Webster’s broad range of financial services to a diversified group of companies with revenues greater than $10 million, primarily privately held companies located within southern New England. Typical loan facilities include lines of credit for working capital, term loans to finance purchases of equipment and commercial real estate loans for owner-occupied buildings. Unit and relationship managers within the Middle-Market group average over 20 years of experience in their markets. The Middle-Market loan portfolio was $819.1 million at December 31, 2008, a decrease of 5.4%, compared to $865.7 million at December 31, 2007, primarily due to prepayment volume. Total Middle-Market loan originations were $106.2 million in 2008 compared to $126.7 million in 2007.

Commercial Real Estate Lending

The Commercial Real Estate group provides variable rate and fixed rate financing alternatives (primarily in Connecticut, Massachusetts, Rhode Island, New York, New Jersey and Pennsylvania) for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. Loans are typically secured by investment quality real estate, including apartments, anchored retail and industrial and office properties. Loan types include construction, construction mini-perm and permanent loans, in amounts that range primarily from $2 million to $15 million and are diversified by property type and geographic location. The lending group consists of a team of professionals with a high level of expertise and experience. The majority of the lenders have more than 15 years of national lending experience in construction and permanent lending with major banks and insurance companies. The commercial real estate portfolio was $1.7 billion at December 31, 2008, an increase of 17.7%, compared to $1.3 billion at December 31, 2007. Total loan originations for the Commercial Real Estate portfolio were $356.6 million in 2008 compared to $434.3 million in 2007.

Webster Business Credit Corporation

Webster Business Credit Corporation (“WBCC”) is Webster Bank’s asset-based lending subsidiary with headquarters in New York, New York and eight regional offices. Asset-based loans are generally secured by accounts receivable and inventories of the borrower and, in some cases, also include additional collateral such as property and equipment. The asset-based lending segment of the commercial portfolio was $753.4 million at December 31, 2008, a decrease of 5.3%, compared to $795.3 million at December 31, 2007. Loan originations for the asset-based lending portfolio were $83.5 million in 2008 compared to $285.3 million in 2007.

Deposit and Cash Management Services

Webster offers a wide range of deposit and cash management services for clients ranging from sole proprietors to large corporations. For depository needs, Webster offers products ranging from core checking and money market accounts, to treasury sweep options including repurchase agreements and Euro dollar deposits. For clients with more sophisticated cash management needs, available services include ACH origination and payment services such as lockbox for receipts posting, positive pay for fraud control and controlled disbursement for cash forecasting. All of these services are available through Webster’s online banking system Webster Web-Link (tm) which uses image technology to provide online information to customers.

Retail Banking

Retail Banking is dedicated to serving the needs of over 412,000 consumer households and approximately 60,000 small business customers in southern New England and eastern New York State. Webster’s Retail Banking segment is focused on growing its customer base through the acquisition of new customer relationships and the retention and expansion of existing customer relationships.

Distribution Network

Retail Banking’s distribution network provides convenience and easy access to Webster’s full range of products and services. This multi-channel network is comprised of 181 banking offices and 489 ATMs in Connecticut, Massachusetts, Rhode Island and New York. In the fourth quarter of 2007, Webster announced an ATM branding agreement for Webster branded ATMs in select Walgreens locations. As of December 31, 2008, 147 ATMs were actively operating in select Walgreens across eastern Massachusetts (115), Rhode Island (23) and Connecticut (9). This branding agreement complements Webster’s branch expansion program and establishes another distribution platform for future growth in Rhode Island and Massachusetts. The distribution network also includes a telephone banking center and a full-range of internet banking services. In addition to transaction and servicing convenience, Retail Banking’s distribution network delivers a full range of deposit, lending and investment products and services to both consumer and small business customers within Webster’s regional footprint.

Deposit Activities

Retail Banking’s primary focus is on core deposit growth, which provides a low-cost funding source for the Bank in addition to an increasing stream of fee revenues. As of December 31, 2008, consumer retail deposits within the branch footprint totaled $8.4 billion. Webster’s successful execution of its strategy is evidenced by its #2 ranking in deposit market share in the state of Connecticut. Core deposit growth is driven by a growing base of checking relationships, strong customer retention and successful cross-sell efforts including increasing debit card and on-line banking usage. Revenue growth is achieved by offering a range of deposit products that pay competitive interest rates to meet customer savings and liquidity management needs and deepen customer relationships.

Business & Professional Banking

Retail Banking includes the Business & Professional Banking division (“B&P”). B&P is focused on the development and delivery of a full array of credit and deposit-related products to small businesses and professional services firms with annual revenue up to $10 million. B&P markets and sells to these customers through a combination of direct sales (‘Business Bankers’) and branch-delivered efforts. B&P is a significant generator of deposits to Webster and the B&P lending effort is focused on those customers with borrowing needs from $10,000 to $2 million. Deposits from B&P customers totaled $1.2 billion as of December 31, 2008. Webster was recognized in 2008, for the sixth consecutive year, by the Connecticut district of the Small Business Administration (“SBA”) as the state’s leading bank SBA 504 lender, as well as recognized as the leading Connecticut bank lender based on number of loans, dollars of loans approved, and loans to veterans. The B&P loan portfolio was $927.0 million in 2008 compared to $909.9 million in 2007. Total loan originations for B&P were $238.0 million in 2008 compared to $198.0 million in 2007.

Investment Services

Webster offers the investment and securities-related services, including brokerage and investment advice that it had previously offered through its subsidiary Webster Investment Services, Inc. (“WIS”), through a strategic partnership with UVEST Financial Services Group, Inc. UVEST, a provider of investment and insurance programs in financial institutions’ branches, is a broker dealer registered with the Securities and Exchange Commission, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority (“FINRA”), and a member of the Securities Investor Protection Corporation (“SIPC”). Webster, through its relationship with UVEST, has over 100 dual employees who are registered representatives located throughout its branch network offering customers an array of insurance and investment products including stocks and bonds, mutual funds, annuities and managed accounts. Brokerage and online investing services are available for customers. At December 31, 2008, Webster had $1.6 billion of assets under administration in its strategic partnership with UVEST, compared with $1.9 billion of assets under administration at December 31, 2007. These assets are not included in the Consolidated Financial Statements.

Expansion and Acquisition

An important element of Webster’s growth strategy is its build and buy strategy for franchise expansion. The Company opened one de novo location, in the third quarter of 2008, in North Kingstown, Rhode Island. In 2009, Webster intends to open three new locations in Rhode Island and Massachusetts and to relocate its downtown Providence office. Webster intends to offset expenses associated with expansion into new locations with consolidation within its existing network.

Consumer Finance

Webster’s Consumer Finance division provides a convenient and competitive selection of residential first mortgages, home equity loans and lines and direct installment lending programs through Webster Bank. Webster Bank’s loan distribution channels consist of the branch network, loan officers and the contact center. Webster’s Consumer Finance segment offers a broad range of products to meet the needs of its customers in and around its retail branch footprint.

Consumer loan products are underwritten in accordance with accepted industry guidelines including, but not limited to, the evaluation of the credit worthiness of the borrower(s) and collateral. Independent credit reporting agencies, Fair Isaac scoring model (FICO) and the analysis of personal financial information are utilized to determine the credit worthiness of potential borrowers. Also, the Consumer Finance division obtains and evaluates an independent appraisal of collateral value to determine the adequacy of the collateral. Updated FICO scores and collateral values are obtained on at least a quarterly basis.

In late 2007, Webster discontinued its indirect residential construction lending and its indirect home equity lending outside of its primary New England market area referred to as National Wholesale Lending. Webster placed these two portfolios into a liquidating portfolio and disclosed this as a separate category from its continuing portfolio. The liquidating portfolio is managed by a designated credit team. At December 31, 2008 and 2007, these two indirect out-of-footprint loan portfolios totaled $302.4 million and $423.9 million, respectively, and were comprised of $283.7 million and $340.6 million, respectively, of indirect home equity loans and $18.7 million and $83.3 million, respectively, of residential construction loans.

Residential Mortgages and Mortgage Banking

Consumer Finance is dedicated to providing a full complement of residential mortgage loan products that are available to meet the financial needs of Webster’s customers. Webster offers customers products including conventional conforming and jumbo fixed rate loans, conforming and jumbo adjustable rate loans, Federal Housing Authority (“FHA”), Veterans Administration (“VA”) and state agency mortgage loans through the Connecticut Housing Finance Authority (“CHFA”). Various programs are offered to support the Community Reinvestment Act goals at the state level. Types of properties consist of one-to-four family residences, owner and non-owner occupied, second homes, construction, permanent and improved single family building lots. Webster both retains and sells servicing on originated loans. The determination to sell or retain servicing is dependent on several factors including borrower relationships with Webster.

Total residential mortgage originations for the group were $600 million in 2008 compared to $3.2 billion in 2007. Originations in 2007 included mortgages originated from the discontinued National Wholesale Lending channel. Webster discontinued all national wholesale mortgage banking activities in the fourth quarter of 2007 and, as a result, closed its wholesale lending offices in Seattle, Washington; Phoenix, Arizona; Cheshire, Connecticut; and Chicago, Illinois. In 2007, Webster recorded severance and other costs, primarily for lease terminations and outplacement of $3.5 million (pre-tax) related to the discontinuance of national wholesale mortgage banking activities. Webster’s remaining mortgage and consumer lending operations in Cheshire, Connecticut focus solely on direct to consumer retail originations.

Consumer Loans

Webster Bank concentrates on offering a range of products including home equity loans and lines of credit, as well as second mortgages. Although there are no credit card loans in the consumer loan portfolio as of December 31, 2008, Webster offers its customers credit card programs issued by a third party provider. The consumer continuing loan portfolio remained relatively flat year over year with a total continuing portfolio balance of $3.0 billion at December 31, 2008 compared to $2.9 billion at December 31, 2007. The liquidating consumer loan portfolio was $283.7 million and $340.6 million at December 31, 2008 and 2007, respectively. Total consumer loan originations were $0.9 billion in 2008 compared to $1.2 billion in 2007.

Other

Health Savings Accounts

HSA Bank, a division of Webster Bank, is a national leader in providing health savings accounts. HSA Bank focuses entirely on marketing and servicing health savings accounts (“HSAs”). HSA Bank serves customers in every state, combining specialized knowledge, convenience and service with competitive account maintenance fees, 24-hour access online (www.hsabank.com) and telephone service. As of December 31, 2008, HSA Bank had approximately 224,000 accounts compared to approximately 187,000 accounts at December 31, 2007. HSA deposit balances totaled $530.7 million at December 31, 2008, an increase of 31.4%, compared to $403.9 million at December 31, 2007.

Government Finance

Webster’s Government Finance division provides a full range of banking, cash management, investment, and credit-related services to public entities across Webster’s four-state footprint. The group offers customized products that are delivered locally through single points of contact through offices located in Connecticut and Massachusetts. By acquiring and developing relationships that consider Webster to be their “primary bank”, Government Finance has become a reliable source of funding for the Bank. This business effort has been enhanced by the significant investment the Bank has made in recent years in both the depth and breadth of cash management services and overall infrastructure. Government Finance division’s deposits were $828.7 million at December 31, 2008, a decrease of 14.2%, compared to $965.7 million December 31, 2007.

Equipment Financing

Center Capital Corporation (“Center Capital”), a nationwide equipment financing subsidiary of Webster Bank, transacts business with end users of equipment, either by soliciting this business on a direct basis or through referrals from various equipment manufacturers, dealers and distributors with whom it has relationships. The equipment financing portfolio was $1.0 billion at December 31, 2008, an increase of 5.4%, compared to $970.0 million at December 31, 2007. Total equipment finance originations were $448.2 million in 2008 compared to $441.9 million in 2007.

Center Capital markets its products nationally through a direct sales force of equipment financing professionals who are grouped by customer type or collateral-specific business line. During 2008, financing initiatives encompassed four distinct industry/equipment niches, each operating as a division: Construction and Transportation, Environmental, Manufacturing and General Aviation. Center Capital curtailed General Aviation financing in early 2009.

Within each division, Center Capital seeks to finance equipment that retains value throughout the term of the underlying transaction. Financing terms are for less than financed equipment’s projected useful life, and minimal, if any, residual value risk is taken. As such, and in exceptional instances where it is forced to repossess its collateral, that equipment may have value equal to or in excess of the defaulted contract’s remaining balance. All credit underwriting, contract preparation and closings, as well as servicing (including collections) are performed centrally at Center Capital’s headquarters in Farmington, Connecticut.

Investment Planning

Webster Financial Advisors (“WFA”) targets high net worth clients, not-for-profit organizations and business clients with investment management, trust, credit and deposit products and financial planning services. WFA takes a comprehensive view when dealing with clients in order to fully serve their short and long-term financial objectives. Proprietary and non-proprietary investment products are offered through WFA and the J. Bush & Co. division. WFA provides several different levels of financial planning expertise including specialized services through another wholly-owned subsidiary, Fleming, Perry & Cox. At December 31, 2008 there were approximately $1.7 billion of client assets under management and administration, a decrease of 26.1% when compared to December 31, 2007, of which $1.1 billion were under management and administration. The decline in assets under management and administration is directly related to the decline in the market value of these assets. These assets are not included in the Consolidated Financial Statements.

Insurance Premium Financing

Budget Installment Corp. (“BIC”), an insurance premium financing subsidiary headquartered in Garden City, New York, provides insurance premium financing products covering commercial property and casualty policies. Its dedicated staff of insurance premium financing professionals works directly with local, regional and national insurance agents and brokers to market BIC’s financing products to customers nationwide. BIC’s portfolio was $86.1 million at December 31, 2008, a increase of 2.0%, compared to $84.4 million at December 31, 2007. Originations totaled $187.0 million in 2008 compared to $204.8 million in 2007.

Risk Management Functions

Webster’s risk management framework has been designed to identify, monitor, report and manage risk issues throughout the Company. The Audit and Risk Committees of the Board of Directors, comprised solely of independent directors, oversee all Webster’s risk-related matters. Webster’s Enterprise Risk Management Committee, which reports directly to the Risk Committee, is chaired by Webster’s Chief Risk Officer and is comprised of Webster’s Executive Management Committee and Senior Risk Officers. Webster’s Senior Risk Officers oversee matters related to market, credit and operational risk and report directly to the Chief Risk Officer. Webster’s Corporate Treasurer, Chief Credit Risk Officer and Chief Compliance and Operating Risk Officer are Webster’s Senior Risk Officers and are responsible for overseeing matters related to the Company’s risk environment.

Market Risk

Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates and prices, such as equity prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Due to the nature of its operations, Webster is primarily exposed to interest rate risk and, to a lesser extent, liquidity risk. Accordingly, Webster’s interest rate sensitivity and liquidity are monitored on an ongoing basis by its Asset and Liability Committee (“ALCO”), whose primary goal is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board of Director approved risk limits. ALCO is chaired by Webster’s Treasurer who, as a Senior Risk Officer, regularly reports ALCO findings to the Enterprise Risk Management Committee and the Risk Committee of the Board of Directors.

Credit Risk

Webster Bank manages and controls risk in its loan and investment portfolios through adherence to consistent standards. Written credit policies establish underwriting standards, place limits on exposure and set other limits or standards as deemed necessary and prudent. Exceptions to the underwriting policies arise periodically, and to ensure proper identification and disclosure, additional approval requirements and a tracking requirement for all qualified exceptions have been established. In addition, regular reports are made by the Chief Credit Risk Officer to the Enterprise Risk Management Committee and the Risk Committee of the Board of Directors regarding the credit quality of the loan and investment portfolios.

•

Credit Risk Management, which is under the supervision of the Chief Credit Risk Officer, is independent of the loan production and Treasury areas, oversees the approval process, ensures adherence to credit policies and monitors efforts to reduce classified and nonperforming assets.

•

The Loan Review Department, which is independent of the loan production areas and loan approval, performs ongoing independent reviews of the risk management process, the adequacy of loan documentation and the assigned loan risk ratings. The results of its reviews are reported directly to the Risk Committee of the Board of Directors.

Operational Risk

Operational Risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events. The definition includes the risk of loss from failure to comply with laws, ethical standards and contractual obligations. Webster’s Chief Compliance and Operating Risk Officer oversees the management and effectiveness of Webster’s compliance and operational risk management framework which includes the Compliance Program, the Bank Secrecy Act Program, the CRA and Fair Lending Programs, the Privacy Program, the Information Security Program, the Identity Theft Prevention Program, the Bank Security Program and the Enterprise Risk Management Program. The Chief Compliance and Operating Risk Officer is responsible for reporting on the adequacy of all operating risk management components and programs to the Enterprise Risk Management Committee and the Risk Committee of the Board of Directors and/or other committees of the Board as provided for under relevant charters.

•

Compliance Risk Management which is under the supervision of the Chief Compliance and Operating Risk Officer, is independent of the operational lines of business and manages and controls compliance risks at the corporate level. Webster’s Compliance Program defines the infrastructure to support this oversight with defined roles and responsibilities, compliance risk assessments, policies and procedures, training and communication, testing and monitoring, issue management and supervision, evaluation and reporting mechanisms.

•

The Information and Corporate Security department is responsible for the effective management of the Information Security Program which is designed to protect against loss or unauthorized access to Webster’s information assets and the Bank Security Program which is designed to ensure physical security of Webster’s employees, customers and physical assets. In addition, the Privacy Program and Identity Theft Prevention Program are managed in the Information and Corporate Security Department of the Operational Risk Management division.

•

The Bank Secrecy Act (BSA) Department, Financial Intelligence Unit and Fraud Mitigation and Recovery Department work together to ensure that BSA Program elements and internal and external fraud prevention and investigation processes are coordinated to mitigate losses and achieve regulatory reporting objectives.

•

The Community Reinvestment Act and Fair Lending Department is responsible for ensuring the respective programs, regulatory requirements and performance objectives are monitored for ongoing effectiveness.

•

Enterprise Risk Management, which is under the supervision of the Chief Compliance and Operating Risk Officer, is responsible for evaluating, aggregating and reporting on all enterprise risks to the Enterprise Risk Management Committee and the Risk Committee of the Board of Directors.

Internal Audit provides an independent assessment of the quality of internal controls for all major business units and operations throughout Webster. Results of Internal Audit reviews are reported to management and the Audit Committee. Corrective measures are monitored to ensure risk issues are mitigated or resolved. Internal Audit reports directly to the Audit Committee.

The OneWebster Initiative

The OneWebster initiative, which began in January 2008, is an ongoing, company-wide review of business practices designed to enhance the customer experience and improve the Company’s overall operating efficiency. As a result of this initiative, Webster expects to increase pre-tax earnings by an annual rate of $50 million by the middle of 2010 through actions that will save approximately $40 million in costs and achieve an additional $10 million in incremental revenue growth on an annual run-rate basis compared with 2007. Webster plans to achieve the $40 million in cost savings by streamlining processes by instituting other efficiency initiatives. About 240 positions were eliminated, with more than half to be achieved through attrition and elimination of open positions. Webster incurred severance and other related charges of approximately $13.1 million in connection with the implementation of over 1,100 OneWebster ideas generated by employees during 2008. The remaining OneWebster charges are expected to be recorded in the first two quarters of 2009.

The OneWebster Plus Initiative

In December 2008 Webster began a 60 day process focused on an expense management organizational review, OneWebster Plus, which focused on centralizing all like functions across the Company and implemented span of control guidelines. Webster expects to achieve an additional run-rate improvement of $16.5 million by the middle of 2010. Approximately 240 positions will be eliminated, of which approximately 130 will be achieved through attrition and elimination of open positions. Webster expects to begin realizing savings from the OneWebster Plus initiative during the second quarter of 2009 with a total of $14.6 million in total savings to be achieved during 2009.

For more detailed information refer to the OneWebster and OneWebster Plus Summary on the investor relations link at www.wbst.com. Information contained in the OneWebster and OneWebster Plus Summary or located elsewhere on Webster’s website does not constitute a part of this report and is not incorporated by reference herein.

Webster’s future results are likely to be potentially impacted by the results of the implementation of the OneWebster and OneWebster Plus initiatives, as discussed herein. Generally, the amounts of the anticipated cost savings and revenue enhancements are based to some extent on estimates and assumptions regarding future business performance and expenses. These estimates and assumptions may or may not prove to be inaccurate in some respects. As more fully described in Item 1A. of this Form 10-K for the year ended December 31, 2008, Webster is subject to various risks inherent in its business. These risks may cause the anticipated cost savings and revenue enhancements from the initiative not to be achieved in their entirety, not to be accomplished within the expected time frame, or to result in implementation charges beyond those currently contemplated or some other unanticipated adverse impact. Furthermore, the implementation of cost savings ideas may have unintended impacts on Webster’s ability to attract and retain business and customers, while revenue enhancement ideas may not be successful in the marketplace or may result in unintended costs. Assumed attrition required to achieve workforce reductions may not come in the right places or at the right times to meet planned goals.

Additional information on risks and uncertainties and additional factors that could affect the results anticipated in these forward-looking statements or from historical performance can be found in Item 1A. and elsewhere within this Form 10-K for the year ended December 31, 2008 and in other reports filed by Webster with the SEC.

Regional Expansion

By establishing a prominent presence in Boston, Webster plans to position itself to take a significant step in achieving its vision of being New England’s bank. The Company announced its intention to establish a regional office in Boston by the fourth quarter of 2009 to be located in the former Boston Stock Exchange building.

Also a key part of regional expansion are Webster branded ATMs in 115 Walgreens locations in Massachusetts as well as 23 in Rhode Island and 9 in Connecticut as of December 31, 2008.

The regional expansion into Boston will emphasize the totality of Webster that will include a representation of all of its lines of business, initially targeting primarily government, commercial, small business lending, and individual consumer banking upon the opening of the downtown office there.

The Company opened a new branch location in North Kingstown, Rhode Island in 2008 and announced that it intends to open three additional locations in 2009 (two in Rhode Island and one in Boston, Massachusetts). The Company also intends to optimize its existing franchise by combining certain offices into stronger locations and using efficiency gained to fund investment in de novo branches. The Company will also relocate its downtown Providence, Rhode Island branch in 2009. The Company has also detailed a facilities strategy to consolidate back office operations into one location and a regional hub approach to consolidate facilities in certain cities, which is expected to occur over the next several years.

Acquisition Related Activities

The Company’s growth and increased market share have been achieved through both internal growth and acquisitions. The Company continually evaluates acquisition opportunities that complement or advance its mission. Acquisitions typically involve the payment of a premium over book and market values and commonly result in one-time charges against earnings for integration and similar costs. Cost-savings, especially incident to in-market acquisitions, are achieved and revenue growth opportunities are enhanced through acquisitions. No acquisitions were undertaken during 2008, and the Company divested two insurance related subsidiaries. See Note 2 of Notes to Consolidated Financial Statements for additional information.

Subsidiaries

Webster’s direct subsidiaries as of December 31, 2008, included Webster Bank and Fleming, Perry & Cox, Inc. Webster also owns all of the outstanding common stock in the following unconsolidated financial vehicles that have issued or may in the future issue trust preferred securities: Webster Capital Trust III, Webster Capital Trust IV, Webster Capital Trust V, Webster Capital Trust VI, Webster Capital Trust VII, Webster Statutory Trust I, People’s Bancshares Capital Trust II, Eastern Wisconsin Bancshares Capital Trust II and NewMil Statutory Trust I.

Webster Bank’s direct subsidiaries include Webster Mortgage Investment Corporation, Webster Preferred Capital Corporation, Webster Business Credit Corporation, Budget Installment Corporation and Center Capital Corporation. Webster Bank is the primary source of retail activity within the consolidated group. Webster Bank provides banking services through 181 banking offices, 489 ATMs, telephone banking and the Internet. Residential mortgage origination activity is conducted through Webster Bank. Webster Mortgage Investment Corporation is a passive investment subsidiary whose primary function is to provide servicing on passive investments, such as residential and commercial mortgage loans transferred from Webster Bank. Webster Preferred Capital Corporation is a real estate investment trust, which holds mortgage assets, principally residential mortgage loans transferred from Webster Bank. Various commercial lending products are provided through Webster Bank and its subsidiaries to clients throughout the United States. Webster Business Credit Corporation provides asset-based lending services. Budget Installment Corporation finances insurance premiums for commercial entities, and Center Capital provides equipment financing for end users of equipment. Additionally, Webster Bank has various other subsidiaries that are not significant to the consolidated entity.

Employees

At December 31, 2008, Webster had 2,935 full-time equivalent employees including 2,782 full time and 153 part-time and other employees. None of the employees were represented by a collective bargaining group. Webster maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, and an employee 401(k) investment plan. Management considers relations with its employees to be good. See Note 20 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information on certain benefit programs.

Competition

Webster is subject to strong competition from banks and other financial institutions, including savings and loan associations, finance companies, credit unions, consumer finance companies and insurance companies. Certain of these competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems and a wider array of commercial banking services than Webster. Competition from both bank and non-bank organizations is expected to continue and intensify as evidenced by a number of investment banks forming new bank holding companies.

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

Supervision and Regulation

Webster, Webster Bank and certain of its non-banking subsidiaries are subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of security holders.

Set forth below is a description of the significant elements of the laws and regulations applicable to Webster and its subsidiaries. The description that follows is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Webster and its subsidiaries could have a material effect on the business of the Company.

Regulatory Agencies

Webster is a legal entity separate and distinct from Webster Bank and its other subsidiaries. As a financial holding company and a bank holding company, Webster is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Webster is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Webster is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “WBS,” and is subject to the rules of the NYSE for listed companies.

Webster Bank is organized as a national banking association under the National Bank Act. It is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). On July 24, 2006, the OCC issued a Memorandum of Understanding (“MOU”) to Webster in relation to its bank compliance, Bank Secrecy Act and internal audit programs. Based on the Company’s compliance with all terms and the results of the OCC’s 2008 MOU examinations, the OCC terminated the MOU effective December 19, 2008.

Many of the Company’s non-bank subsidiaries also are subject to regulation by the Federal Reserve Board and other federal and state agencies. Webster Investment Services, Inc. is regulated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) and state securities regulators. Webster Bank is also authorized to engage as an underwriter of municipal securities and as such is subject to regulation by the Municipal Securities Rulemaking Board, although such activities have been curtailed for 2009. Other non-bank subsidiaries are subject to both federal and state laws and regulations.

Bank Holding Company Activities

In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. As a result of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLB Act”), which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the OCC) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

If a bank holding company seeks to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies, (i) all of its depository institution subsidiaries must be “well capitalized” and “well managed” and (ii) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Adequacy and Prompt Corrective Action,” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. Webster’s declaration to become a financial holding company was declared effective by the Federal Reserve Board on April 21, 2004.

In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act. See the section captioned “Community Reinvestment Act” included elsewhere in this item.

The BHC Act generally limits acquisitions by bank holding companies that are not qualified as financial holding companies to commercial banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Financial holding companies like Webster are also permitted to acquire companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities without prior Federal Reserve Board approval.

The BHC Act, the Federal Bank Merger Act and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of 5.0% or more of the voting shares of a commercial bank or its parent holding company. Under the Federal Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Dividends

The principal source of Webster’s cash revenues is dividends from Webster Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing dividend restrictions, Webster Bank did not have the ability to pay dividends at December 31, 2008.

In addition, Webster and Webster Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

Federal Reserve System

The FRB regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $44.4 million or less (which may be adjusted by the FRB) the reserve requirement is 3%; and for amounts greater than $44.4 million, 10% (which may be adjusted by the FRB between 8% and 14%), against that portion of total transaction accounts in excess of $44.4 million. The first $10.3 million of otherwise reservable balances (which may be adjusted by the FRB) are exempted from the reserve requirements. The Bank is in compliance with these requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2008 of $93.2 million. At December 31, 2008, the Bank had approximately $1.3 billion in Federal Home Loan Bank advances.

On January 28, 2009, the Federal Home Loan Bank of Boston (FHLBB) notified its members via a letter from its president of its focus on preserving capital in response to ongoing market volatility. The letter outlined that actions taken by the FHLBB included an excess stock repurchase moratorium, an increased retained earnings target, and quarterly dividend payout restrictions, and indicated that members will likely face quarters where there is little to no dividend payout. The FHLBB also indicated they could not indicate when dividends might edge closer to historical levels. During 2008 Webster received $3.0 million in dividends from the FHLBB.

Source of Strength Doctrine

Federal Reserve Board policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this policy, Webster is expected to commit resources to support Webster Bank, including at times when Webster may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The BHC Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

In addition, under the National Bank Act, if the capital stock of Webster Bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon Webster. If the assessment is not paid within three months, the OCC could order a sale of the Webster Bank stock held by Webster to make good the deficiency.

Capital Adequacy and Prompt Corrective Action

Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories:

•	Well capitalized — at least 5% leverage capital, 6% tier one risk-based capital and 10% total risk based capital.

•	Adequately capitalized — at least 4% leverage capital, 4% tier one risk-based capital and 8% total risk based capital

•

Undercapitalized — less than 4% leverage capital, 4% tier one risk-based capital and less than 8% total risk based capital. “Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized.

•

Significantly undercapitalized — less than 3% leverage capital, 3% tier one risk-based capital and less than 6% total risk-based capital. “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company.

•

Critically undercapitalized — less than 2% tangible capital. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

As of December 31, 2008, Webster and Webster Bank significantly exceeded the regulatory requirements for the classification as “well capitalized”. See Note 15 — of Notes to Consolidated Financial Statements for additional information regarding Webster and Webster Bank’s regulatory capital levels.

Transactions with Affiliates

Under federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (“FRA”). In a holding company context, at a minimum, the parent holding company of a bank and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and by requiring that such transactions be on terms that are consistent with safe and sound banking practices.

Further, Section 22(h) of the FRA restricts loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h), loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

Financial Privacy

In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Depositor Preference

The Federal Deposit Insurance Act (FDIA) provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Deposit Insurance

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

Assessment rates set by the FDIC effective January 1, 2009, range from 12 to 50 basis points for the first quarter of 2009. The first quarter of 2009 assessment rates reflect a 7 basis point increase across all assessment rates from 2008. On February 27, 2009, the FDIC issued new rules to take effect April 1, 2009 to change the way the FDIC differentiates risk and appropriate assessment rates. Base assessment rates set to take effect on April 1, 2009 will range from 12 to 45 basis points, but giving effect to certain risk adjustments in the rule issued by the FDIC on February 27, 2009, assessments may range from 7 to 77.5 basis points. In addition, the FDIC also issued an interim rule on February 27, 2009 that will impose an emergency special assessment of 20 basis points in addition to its risk-based assessment. This assessment will be imposed on June 30, 2009 and collected on September 30, 2009. The reform legislation provided a credit to insured institutions based on the amount of their insured deposits at year-end 1996 to offset future premium assessments. Webster Bank received a credit of $12.6 million which offset its 2007 and 2008 deposit insurance assessments. As of December 31, 2008, Webster had fully utilized its remaining credit and therefore recorded $3.5 million for deposit premium expense in the fourth quarter of 2008. Due to the utilization of its credit, the overall increase in assessments and the 20 basis point special assessment, Webster will be subject to increased deposit premium expenses in future periods.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 1.14 basis points of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Under the FDIA, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, rule, order or condition imposed by the FDIC. Webster’s management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Emergency Economic Stabilization Act of 2008

Among the numerous steps the U.S. government has taken in response to the financial crises affecting the overall banking system and financial markets, was the enactment of the Emergency Economic Stabilization Act of 2008 (EESA) on October 3, 2008. The EESA included a provision for an increase in the amount of deposits insured by the FDIC to $250,000 until December 2009 to strengthen confidence in the banking system. On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program (TLGP) that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. The TLGP also provides that the FDIC will guarantee qualifying senior unsecured debt issued prior to June 2009 by participating banks and certain qualifying holding companies. Participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits and a 50 to 100 basis point assessment on qualifying senior unsecured debt issued under the debt guarantee portion of the program. Webster has elected to participate in both portions of the TLGP and incur the surcharge as a cost of participation. Webster has the capacity to issue up to $310 million in FDIC guaranteed senior unsecured debt under the TLGP.

Troubled Asset Relief Program and Capital Purchase Program

The Troubled Asset Relief Program (TARP) was established as part of the EESA in October 2008. The TARP gave the Treasury authority to deploy up to $700 billion into the financial system with the objective of improving liquidity in the capital markets. On October 24, 2008, the Treasury announced plans to direct $250 billion of the $700 billion authorized into preferred stock investments in banks (the Capital Purchase Program or CPP). The general terms of this preferred stock program are as follows for a participant bank: pay 5% dividends on the Treasury’s preferred stock for the first five years and 9% dividends thereafter; cannot increase common dividends for three years while the Treasury is an investor; the Treasury receives warrants entitling the Treasury to buy participating bank’s common stock equal to 15% of the Treasury’s total investment in the participating bank; and participating bank executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation which is tax deductible and other detailed terms and conditions. In addition to the executive compensation restrictions announced by the Department of Treasury, participants in the CPP are now also subject to the more stringent executive compensation limits enacted as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), which was signed into law on February 17, 2009. Among other things, the ARRA more strictly limits the payment of incentive compensation and any severance or golden parachute payments to certain highly compensated employees of CPP participants, expands the scope of employees who are subject to a clawback of bonus and incentive compensation that is based on results that are later found to be materially inaccurate, adds additional corporate governance requirements, and requires the Department of Treasury to perform a retroactive review of compensation to the five highest compensated employees of all CPP participants.

On November 21, 2008, Webster entered into a Purchase Agreement with the Treasury pursuant to which the Company issued and sold to the Treasury (i) 400,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share, having a liquidation preference of $1,000 per share (the Series B Preferred Stock) and (ii) a ten-year warrant to purchase up to 3,282,276 shares of the Company’s common stock, par value $0.01 per share (the Common Stock), at an initial exercise price of $18.28 per share (the Warrant), for an aggregate purchase price of $400 million in cash. All of the proceeds from the sale of the Series B Preferred Stock are treated as Tier 1 Capital for regulatory purposes. Additional terms or restrictions to those mentioned above may be imposed by Treasury or Congress at a later date, and these restrictions may apply retroactively. These restrictions may have a material adverse affect on the Company’s operations, revenue and financial condition, on the Company’s ability to pay dividends, or on Webster’s ability to attract and retain executive talent.

Sarbanes-Oxley Act of 2002

The stated goals of the Sarbanes-Oxley Act of 2002 (“SOX”) are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

SOX includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

SOX addresses, among other matters, audit committees; the certification of financial statements and internal controls by the Chief Executive Officer and Chief Financial Officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on certain loans to directors and officers; expedited filing requirements for Forms 4; disclosure of a code of ethics and filing of a Form 8-K for significant changes or waivers of such code; “real time” filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and provides for various increased criminal penalties for violations of securities laws. The SEC has enacted rules to implement various provisions of SOX.

Community Reinvestment Act and Fair Lending Laws

Webster has a responsibility under the Community Reinvestment Act of 1977 (“CRA”) to help meet the credit needs of its communities, including low-and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In connection with its examination, the FDIC assesses Webster’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. Webster’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. Webster’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by the FDIC as well as other federal regulatory agencies and the Department of Justice. The Bank’s latest FDIC CRA rating was “satisfactory”.

USA PATRIOT Act

Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking regulatory authorities and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking regulators and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act or the BHCA. Webster has in place a Bank Secrecy Act and USA PATRIOT Act compliance program, and engages in very few transactions of any kind with foreign financial institutions or foreign persons.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Legislative Initiatives

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to Webster or any of its subsidiaries could have a material effect on the business of the Company.

Available Information

Webster makes available free of charge on its websites (www.wbst.com or www.websteronline.com) its Annual Report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Information on Webster’s website is not incorporated by reference into this report.

Statistical Disclosure

The information required by the SEC’s Securities Act Industry Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page
I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differentials	32
II.	Investment Portfolio	47-48, 84-89
III.	Loan Portfolio	49-54, 90-91
IV.	Summary of Loan Loss Experience	54-58, 93
V.	Deposits	100-101
VI.	Return on Equity and Assets	28
VII.	Short-Term Borrowings	101-102

ITEM 1A.	RISK FACTORS

Difficult market conditions have adversely affected the industry in which Webster operates.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and underemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected Webster’s business, financial condition and results of operations. Webster does not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on Webster and others in the financial institution industry. In particular, Webster may face the following risks in connection with these events:

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

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that Webster will not experience an adverse effect, which may be material, on its ability to access capital and on its business, financial condition and results of operations.

Webster is subject to extensive government regulation and supervision.

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

There can be no assurance that recent government action will help stabilize the U.S. financial system and will not have unintended adverse consequences.

In recent periods, the U.S. government and various federal agencies and bank regulators have taken steps to stabilize and stimulate the financial services industry. Changes also have been made in tax policy for financial institutions. The Emergency Economic Stabilization Act of 2008 (the “EESA”), was an initial legislative response to the financial crises affecting the banking system and financial markets and going concern threats to financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. As an initial program, the U.S. Treasury is exercising its authority to purchase an aggregate of $250 billion of capital instruments from financial entities throughout the United States. There can be no assurance, however, as to the actual impact that the EESA and other measures will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA and other measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect Webster’s business, financial condition, results of operations, access to credit or the trading price of its common stock.

Webster’s participation in the U.S. Treasury’s Capital Purchase Program restricts the Company’s ability to increase dividends on its common stock, undertake stock repurchase programs and compensate key executives.

In November 2008, the U.S. Treasury invested in $400 million in preferred stock of the Company pursuant to the Capital Purchase Program. The terms of the Capital Purchase Program require Webster to pay preferred cumulative dividends to the Treasury and restrict Webster’s ability to increase dividends on its common stock, redeem the Treasury’s investment, undertake stock repurchase programs and pay executive compensation. More stringent restrictions primarily on executive compensation were imposed by Congress in February 2009 as part of ARRA, and these restrictions apply retroactively. Congress may impose additional restrictions in the future which may also apply retroactively. These restrictions may have a material adverse affect on Webster’s operations, revenue and financial condition, on the ability to pay dividends, or on Webster’s ability to attract and retain executive talent.

Webster’s stock price can be volatile.

Webster’s stock price can fluctuate widely in response to a variety of factors including:

•	Actual or anticipated variations in quarterly operating results.

•	Recommendations by securities analysts.

•	New technology used, or services offered, by competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or the Company’s competitors.

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•	Operating and stock price performance of other companies that investors deem comparable to Webster.

•	New reports relating to trends, concerns and other issues in the financial services industry.

•	Changes in government regulations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

•	Extended recessionary economic environment.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations could also cause Webster’s stock price to decrease regardless of the Company’s operating results.

The Company operates in a highly competitive industry and market area.

Webster faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets in which Webster operates. Webster also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities, underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services than Webster, as well as better pricing for those products and services.

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

Webster may not be able to attract and retain skilled people.

Webster’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by Webster can be intense and the Company may not be able to hire people or to retain them. Currently, Webster does not have employment agreements with any of its executive officers. The unexpected loss of services of one or more of Webster’s key personnel could have a material adverse impact on the business because of their skills, knowledge of the market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Webster’s business strategy could have an impact on earnings and results of operations.

Webster is focused on a build and buy strategy for growth. From time to time in the ordinary course of business, the Company engages in preliminary discussions with potential acquisition targets. As of the date of this filing, there are no binding or definitive agreements, plans, arrangements, or understandings for such acquisitions by the Company. Although its business strategy includes both internal expansion and acquisitions, there can be no assurance that, in the future, it will successfully identify suitable acquisition candidates, complete acquisitions successfully, integrate acquired operations into existing operations or expand into new markets. Further, there can be no assurance that acquisitions will not have an adverse effect upon the Company’s operating results while the operations of the acquired businesses are being integrated into its operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by the Company’s existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect the Company’s earnings. These adverse effects on the Company’s earnings and results of operations may have a negative impact on the value of its stock.

If the goodwill that the Company has recorded in connection with its acquisitions becomes further impaired, it could have a negative impact on the Company’s profitability.

Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2008, the Company had approximately $529.9 million of goodwill on its balance sheet related to its retail banking reporting unit and HSA Bank reporting unit, after recording $198.4 million in impairment charges in 2008 related to its Commercial, Consumer Finance and other reporting units. Companies must evaluate goodwill for impairment at least annually. If the Company’s stock price continues trading below its book value and tangible book value, the Company would continue performing quarterly evaluations of the carrying value of goodwill. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on Webster’s financial conditions and results of operations.

Webster continually encounters technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology can increase efficiency and enable financial institutions to better serve customers and to reduce costs. However, some new technologies needed to compete effectively result in incremental operating costs. Webster’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of Webster’s competitors, because of their larger size and available capital, have substantially greater resources to invest in technological improvements. Webster may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on Webster’s business and, in turn, its financial condition and results of operations.

Webster’s controls and procedures may fail or be circumvented.

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

New lines of business or new products and services may subject Webster to additional risks.

From time to time, Webster may implement new lines of business, offer new products and services within existing line of business or shift focus on its asset mix. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services and/or shifting focus of asset mix, Webster may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of Webster’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on Webster’s business, results of operations and financial condition.

Customer information may be obtained and used fraudulently.

Risk of theft of customer information resulting from security breaches by third parties exposes the Company to reputation risk and potential monetary loss. The Company has exposure to fraudulent use of its customers’ personal information resulting from its general business operations and through customer use of financial instruments such as debit cards. While Webster has policies and procedures designed to prevent or limit the effect of this risk, there can be no assurance that any such security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any security breaches could damage Webster’s reputation, result in a loss of customer business, subject Webster to additional regulatory scrutiny, or expose Webster to civil litigation and possible financial liability, any of which could have a material adverse effect on Webster’s financial condition and results of operations.

Changes in interest rates and spreads could have an impact on earnings and results of operations which could have a negative impact on the value of Webster’s stock.

Webster’s consolidated earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect Webster’s earnings and financial condition. The Company cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect interest income and interest expense. While the Company has ongoing policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates still may have an adverse effect on Webster’s profitability. For example, high interest rates could also affect the amount of loans that Webster can originate, because higher rates could cause customers to apply for fewer mortgages, or cause depositors to shift funds from accounts that have a comparatively lower cost, to accounts with a higher cost or experience customer attrition due to competitor pricing. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If the Company is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then the Company’s net interest margin will decline.

If all or a significant portion of the unrealized losses in Webster’s portfolio of investment securities were determined to be other-than-temporarily impaired, Webster would recognize a material charge to its earnings and its capital ratios would be adversely impacted.

As of December 31, 2008, there were $71.5 million of after-tax net unrealized losses associated with Webster’s portfolio of investment securities available for sale. Generally, the fair value of such securities is based upon market values supplied by third-party sources. Market values for the securities in Webster’s portfolio declined significantly during 2008 as liquidity and pricing, generally in capital markets, was disrupted. When the fair value of a security declines, management must assess whether that decline is other-than-temporary. When management reviews whether a decline in fair value is other-than-temporary, it considers numerous factors, many of which involve significant judgment. As 2008 progressed, rating agencies imposed an increasing number of downgrades and credit watches on the securities in Webster’s investment portfolio, which contributed to the decline in market values. More generally, market conditions continue to be volatile, and no assurance can be provided that the amount of the unrealized losses will not increase.

To the extent that any portion of the unrealized losses in Webster’s portfolio of investment securities is determined to be other-than-temporarily impaired, Webster will recognize a charge to its earnings in the quarter during which such determination is made and its capital ratios will be adversely impacted. In 2008, Webster recognized $154.1 million in after-tax charges to earnings as a result of other-than-temporary impairment determinations. If any such charge is deemed significant, a rating agency might downgrade Webster’s credit rating or put them on a credit watch. A downgrade or a significant reduction in Webster’s capital ratios might adversely impact its ability to access the capital markets or might increase its cost of capital. Even if Webster does not determine that the unrealized losses associated with the investment portfolio require an impairment charge, increases in such unrealized losses adversely impact the tangible common equity ratio, which may adversely impact credit rating agency and investor sentiment. Such negative perception also may adversely impact Webster’s ability to access the capital markets or might increase Webster’s cost of capital.

Webster’s allowance for credit losses may be insufficient.

Webster’s business is subject to periodic fluctuations based on national and local economic conditions. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on the Company’s operations and financial condition. For example, recent declines in housing activity including declines in building permits, housing starts and home prices may make it more difficult for our borrowers to sell their homes or refinance their debt. Sales may also slow, which could strain the resources of real estate developers and builders. The current economic uncertainty will more than likely affect employment levels and could impact the ability of Webster’s borrowers to service their debt. Bank regulatory agencies also periodically review Webster’s allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, Webster will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on Webster’s financial condition and results of operations. Webster may suffer higher loan losses as a result of these factors and the resulting impact on its borrowers.

Webster may not pay dividends if it is not able to receive dividends from its subsidiary, Webster Bank.

Cash dividends from Webster Bank and its existing liquid assets are the principal sources of funds for paying cash dividends on Webster’s common stock. Unless the Company receives dividends from Webster Bank or chooses to use its liquid assets, the Company may not be able to pay dividends. Webster Bank’s ability to pay the Company dividends is subject to its ability to earn net income and to meet certain regulatory requirements. At December 31, 2008, Webster had cash flow at the holding company level sufficient to pay five years of dividends on its preferred shares issued pursuant to the CPP, convertible preferred shares and common shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Webster has no unresolved comments from the SEC staff.

ITEM 2.	PROPERTIES

At December 31, 2008, Webster Bank had 181 banking offices located in Connecticut, Massachusetts, Rhode Island and New York as follows:

As of December 31, 2008
Location	Leased	Owned	Total
Connecticut:
Hartford County	28	20	48
New Haven County	17	19	36
Fairfield County	23	4	27
Litchfield County	5	12	17
Middlesex County	3	2	5
New London County	3	0	3
Tolland County	1	1	2
Massachusetts	9	15	24
Rhode Island	7	4	11
New York	8	0	8

Total Banking Offices	104	77	181

Lease expiration dates range from 1 to 79 years with renewal options of 2 to 35 years. Additionally, Webster Financial Advisors, headquartered in Stamford, Connecticut, has offices in Hartford, New Haven, Waterbury and Providence, Rhode Island, and HSA Bank is headquartered in Sheboygan, Wisconsin.

Subsidiaries maintain the following offices at December 31, 2008: Webster Investment Services, Inc. is headquartered in Kensington, Connecticut with sales offices located throughout Webster’s branch network. Center Capital is headquartered in Farmington, Connecticut and has offices in Blue Bell and Cranberry Township, Pennsylvania; and Schaumburg, Illinois. WBCC is headquartered in New York, New York with offices in Atlanta, Georgia; South Easton, Massachusetts; Chicago, Illinois; Cleveland, Ohio; Charlotte, North Carolina; Memphis, Tennessee; Portland, Maine; and Hartford, Connecticut. BIC is headquartered in Garden City, New York.

The total net book value of properties and equipment owned at December 31, 2008 was $185.9 million. See Note 8 of Notes to Consolidated Financial Statements elsewhere in this report for additional information.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incident to the registrant’s business, to which Webster is a party or of which any of its property is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Webster security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of Webster trade on the New York Stock Exchange under the symbol “WBS”.

The following table sets forth for each quarter of 2008 and 2007 the intra-day high and low sales prices per share of common stock as reported by the NYSE and the cash dividend declared per share. On January 30, 2009, the closing market price of Webster common stock was $4.18. On January 23, 2009, Webster’s Board of Directors announced a decrease in its quarterly dividend to $.01 per share, in order to preserve capital during the current extended period of unprecedented economic uncertainty.

Common Stock (per share)

2008	High	Low	Dividends Declared
Fourth quarter	$26.88	$10.19	$0.30
Third quarter	31.00	13.08	0.30
Second quarter	29.86	18.44	0.30
First quarter	34.90	24.10	0.30

2007	High	Low	Dividends Declared
Fourth quarter	$44.64	$30.74	$0.30
Third quarter	46.40	39.33	0.30
Second quarter	48.90	42.30	0.30
First quarter	51.24	46.54	0.27

Holders

Webster had 9,246 holders of record of common stock and 52,870,621 shares outstanding on January 31, 2009. The number of shareholders of record was determined by BNY Mellon Shareowner Services, the Company’s transfer agent and registrar.

Dividends

A primary source of liquidity for Webster Financial Corporation is dividend payments from Webster Bank (the Bank). The Bank’s ability to make dividend payments to Webster is governed by OCC regulations. Without specific OCC approval, and subject to the Bank meeting applicable regulatory capital requirements before and after payment of dividends, the total of all dividends declared by the Bank is limited to net profits for the current year to date as of the declaration date plus net retained profits from the preceding two years less dividends declared in such years. In addition, the OCC has the discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds.

In connection with the U.S. Treasury’s investment in the Company under the Capital Purchase Program, for a period of three years, the consent of the U.S. Treasury will be required for any increase in the Company’s common stock dividend, other than in connection with benefit plans consistent with past practice. The payment of dividends is subject to various additional restrictions, none of which is expected to limit any dividend policy that the Board of Directors may in the future decide to adopt. Payment of dividends to Webster from Webster Bank is subject to certain regulatory and other restrictions. Under OCC regulations, Webster Bank may pay dividends to Webster without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends declared do not exceed its net profits for the current year to the date of declaration plus net retained profits from the preceding two years less dividends declared in such years. At December 31, 2008, Webster Bank was in compliance with all applicable minimum capital requirements and did not have the ability to pay dividends to Webster.

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

Recent Sale of Unregistered Securities; Use of Proceeds from Registered Securities

Except as disclosed in Webster’s Current Reports on Form 8-K, no unregistered securities were sold by Webster during the year ended December 31, 2008. Registered securities were exchanged either as part of an employee and director stock compensation plan or as consideration for acquired entities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to any purchase of shares of Webster common stock made by or on behalf of Webster or any “affiliated purchaser” for the quarter ended December 31, 2008. Management may not engage in share repurchases as part of a publicly announced plan or program pursuant to its participation in the Capital Purchase Program. See page 13 “Troubled Asset Relief Program and Capital Purchase Program.”

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2008	370	$23.48	—	2,111,200
November 1-30, 2008	103	17.76	—	2,111,200
December 1-31, 2008	19,909	12.65	—	2,111,200

Total	20,382	$12.87	—	2,111,200

(1)	The Company’s current stock repurchase program, which was announced on September 26, 2007, authorized the Company to purchase up to an additional 5% of Webster’s common stock outstanding at the time of authorization or 2.7 million shares. The program will remain in effect until fully utilized or until modified, superseded or terminated.

Stock-Based Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2008, represents stock-based compensation plans approved by shareholders and is presented in the table below. There are no plans that have not been approved by shareholders. Additional information is presented in Note 21, Stock-Based Compensation Plans, in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by shareholders	3,428,881	$31.12	1,553,938
Plans not approved by shareholders	—	—	—

Total	3,428,881	$31.12	1,553,938

Performance Graph

The performance graph compares Webster’s cumulative shareholder return on its common stock over the last five fiscal years to the cumulative total return of the Standard & Poor’s 500 Index (“S&P 500 Index”) and the SNL All Bank and Thrift Index. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. Webster’s cumulative shareholder return over a five-year period is based on an initial investment of $100 on December 31, 2003.

Comparison of Five Year Cumulative Total Return Among

Webster, S&P 500 Index and SNL All Bank & Thrift Index

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Webster Financial Corporation	$100	$113	$107	$113	$76	$35
S&P 500	$100	$111	$116	$135	$142	$90
SNL Bank & Thrift Index	$100	$112	$114	$133	$101	$58

Sources: SNL Financial LC, Bloomberg L.P.

ITEM 6.	SELECTED FINANCIAL DATA

	At or for year ended December 31,
(In thousands, except per share data)	2008	2007	2006	2005	2004
BALANCE SHEETS
Total assets	$17,583,537	$17,201,960	$17,096,659	$17,835,905	$17,021,735
Loans, net	11,952,262	12,287,857	12,775,772	12,138,800	11,562,663
Securities	3,846,167	2,859,893	1,962,002	3,700,585	3,724,019
Goodwill and other intangible assets	563,926	768,015	777,659	650,515	646,575
Deposits	11,884,890	12,354,158	12,458,396	11,631,145	10,571,288
FHLB advances and other borrowings	3,594,764	2,940,883	2,590,075	4,377,297	4,698,833
Preferred stock of subsidiary corporation	9,577	9,577	9,577	9,577	9,577
Shareholders’ equity	1,874,119	1,736,632	1,874,134	1,644,497	1,541,907

STATEMENT OF OPERATIONS
Interest income	$869,273	$995,595	$1,014,738	$871,847	$732,108
Interest expense	363,482	487,403	506,188	354,506	263,947

Net interest income	505,791	508,192	508,550	517,341	468,161
Provision for credit losses	186,300	67,750	11,000	9,500	18,000
Non-interest income	197,319	202,026	179,195	172,862	161,940
Other-than-temporary impairment charge (OTTI)	(219,277)	(3,565)	(48,879)	—	—
(Loss) gain on sale of securities, net	(6,094)	3,851	1,289	3,633	14,313
Goodwill impairment	198,379	—	—	—	—
Non-interest expenses	477,657	483,970	436,335	416,767	409,547

(Loss) income from continuing operations before income tax (benefit) expense	(384,597)	158,784	192,820	267,569	216,867
Income tax (benefit) expense	(65,840)	48,088	59,140	85,037	66,523

(Loss) income from continuing operations	(318,757)	110,696	133,680	182,532	150,344
(Loss) income from discontinued operations, net of tax	(3,073)	(13,923)	110	2,661	2,903

Net (loss) income	$(321,830)	$96,773	$133,790	$185,193	$153,247

Per Share Data
Net (loss) income per share from continuing operations –basic	$(6.36)	$2.03	$2.50	$3.41	$2.98
Net (loss) income per share – basic	(6.42)	1.78	2.50	3.46	3.03
Net (loss) income per share from continuing operations –diluted	(6.36)	2.01	2.47	3.37	2.93
Net (loss) income per share – diluted	(6.42)	1.76	2.47	3.42	2.98
Dividends declared per common share	1.20	1.17	1.06	0.98	0.90
Book value per common share	23.78	33.09	33.24	30.65	28.75
Tangible book value per common share	13.35	18.73	19.76	18.84	17.11
Weighted-average shares – diluted	52,020	54,996	54,065	54,236	51,352
Dividends declared per Series A preferred share	48.86	—	—	—	—

Key Performance Ratios
Return on average assets (a)	(1.84)%	0.66%	0.75%	1.04%	0.91%
Return on average shareholders’ equity (a)	(17.43)	5.97	7.78	11.33	10.90
Net interest margin	3.28	3.40	3.16	3.29	3.11
Interest-rate spread	3.21	3.32	3.09	3.25	3.09
Non-interest income as a percentage of total revenue (a)	(5.87)	28.48	20.56	25.44	27.35
Average shareholders’ equity to average assets	10.57	10.99	9.61	9.22	8.39
Dividend payout ratio	(18.69)	66.48	42.91	28.74	30.20

Asset Quality Ratios
Allowance for credit losses/total loans	2.02%	1.58%	1.20%	1.27%	1.28%
Allowance for loan losses/total loans	1.93	1.51	1.14	1.19	1.28
Net charge-offs/average loans	1.09	0.20	0.13	0.03	0.10
Nonperforming loans/total loans	1.91	0.90	0.46	0.49	0.30
Nonperforming assets/total loans plus OREO	2.15	0.97	0.48	0.54	0.33

(a)	Calculated based on income from continuing operations for all years presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Allowance for Credit Losses

Arriving at an appropriate level of allowance for credit losses involves a high degree of judgment. The allowance for credit losses, which comprises the allowance for loan losses and the reserve for unfunded credit commitments, provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio and in unfunded credit commitments. To assess the adequacy of the allowance, management considers historical information as well as the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for credit losses and by recoveries of loans previously charged-off, and reduced by loans charged-off. For a full discussion of the methodology of assessing the adequacy of the allowance for credit losses, see the “Asset Quality” section elsewhere within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Valuation of Investment Securities

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The consideration of the above factors are subjective and involve estimates and assumptions about matters that are inherently uncertain. Should actual factors and conditions differ materially from those used by management, the actual realization of gains or losses on investment securities could differ materially from the amounts recorded in the financial statements.

Valuation of Goodwill/Other Intangible Assets

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

Income Taxes

Certain aspects of income tax accounting require significant management judgment, including determining the expected realization of deferred tax assets and evaluating uncertain tax positions. Such judgments are subjective and involve estimates and assumptions about matters that are inherently uncertain. Should actual factors and conditions differ materially from those used by management, the actual realization of the net deferred tax assets could differ materially from the amounts recorded in the financial statements.

Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry back” refund claims could be made. Valuation allowances are established against those deferred tax assets determined not likely to be realized.

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

Results of Operations

Summary

Webster’s net loss for the year ended December 31, 2008 was $321.8 million or $6.42 per diluted common share, compared to net income of $96.8 million or $1.76 per diluted common share for the year ended December 31, 2007. Loss from continuing operations was $318.8 million or $6.36 per diluted common share for the year ended December 31, 2008, compared to income from continuing operations of $110.7 million or $2.01 per diluted common share in 2007, a decrease of 388.0%.

The year over year decrease in results from continuing operations for 2008 as compared to 2007 is primarily attributable to the increase in the loss on write-down of investments to fair value of $215.7 million, the $198.4 million impairment of goodwill, a $118.6 million increase in the provision for credit losses and a $10.0 million increase in net losses on sales of investment securities offset by a $113.9 million reduction in the income tax expense. Excluding the net impact of these items, pre-tax income from continuing operations would have been $158.0 million and pre-tax income from continuing operations per common share would have been $3.04.

The year over year decrease in results from continuing operations for 2007 as compared to 2006 include an increase in provision for credit losses of $56.8 million, severance and other charges of $15.6 million, a net charge of $6.8 million related to the redemption of debt and a $3.6 million loss on the write-down of investments to fair value. Excluding the net impact of these items, pre-tax income from continuing operations would have been $158.9 million and pre-tax income from continuing operations per common share would have been $2.89.

Net interest income of $505.8 million for the year ended December 31, 2008 decreased 0.47% when compared to 2007 due to a decrease in the net interest margin of 12 basis points when compared to the prior year. The decline year over year was primarily due to reductions in the Federal Reserve rates as well as an increase in non-performing assets and lower yields on assets tied to prime and LIBOR. Average interest bearing liabilities increased $0.5 billion, or 3.23%, with increases in average borrowings of $0.9 billion partially offset by decreases in average deposits of $0.4 billion. Average earning assets increased $0.5 billion, or 3.23% when compared to 2007, which includes the December 2008 receipt and subsequent investment of $400 million pursuant to the Capital Purchase Program under TARP.

Non-interest income of $(28.1) million decreased by $230.4 million, or 113.9%, in 2008 compared to 2007. The decrease in non-interest income was primarily due to the $215.7 million increase in loss on write-down of investments to fair value, the $10.0 million increase in net losses on sales of investment securities and the $8.1 million decrease in income from mortgage banking activities due to the decision to exit the National Wholesale origination channel, partially offset by a $5.5 million increase in deposit service fees. The decrease in non-interest income was also impacted by a $2.8 million decline in loan fees and income from wealth and investment services in 2008 when compared to the results for 2007.

Non-interest expenses of $676.0 million increased $192.1 million, or 39.7%, in 2008 compared to 2007. The decrease is primarily due to the $198.4 million goodwill impairment charge, partially offset by $4.9 million lower compensation expense.

Selected financial highlights are presented in the following table.

	At or for the years ended December 31,
(In thousands, except per share data)	2008	2007	2006
Earnings
Net interest income	$505,791	$508,192	$508,550
Provision for credit losses	186,300	67,750	11,000
Non-interest income	197,319	202,026	179,195
Loss on write-down of securities available for sale to fair value	(219,277)	(3,565)	(48,879)
(Loss) gain on sale of securities, net	(6,094)	3,851	1,289
Non-interest expenses	477,657	483,970	436,335
Goodwill impairment	198,379	—	—
(Loss) income from continuing operations, net of tax	(318,757)	110,696	133,680
(Loss) income from discontinued operations, net of tax	(3,073)	(13,923)	110
Net (loss) income	(321,830)	96,773	133,790

Common Share Data
Net (loss) income per common share from continuing operations—diluted (c)	$(6.36)	$2.01	$2.47
Net (loss) income per common share—diluted (c)	(6.42)	1.76	2.47

Dividends declared per common share	1.20	1.17	1.06
Book value per common share	23.78	33.09	33.24
Tangible book value per common share	13.35	18.73	19.76

Diluted shares (average)	52,020	54,996	54,065
Dividends declared per Series A preferred share	48.86	—	—

Selected Ratios
Return on average assets (a)	(1.84)%	0.66%	0.75%
Return on average shareholders’ equity (a)	(17.43)	5.97	7.78
Net interest margin	3.28	3.40	3.16
Efficiency ratio (b)	62.51	61.98	60.30
Tangible capital ratio	7.70	5.89	6.72
Tangible common equity ratio	4.08	5.89	6.72

(a)	Calculated based on income from continuing operations for all years presented.
(b)	Calculated using SNL’s methodology-non-interest expense (excluding foreclosed property expenses, intangible amortization, goodwill impairments and other charges) as a percentage of net interest income (FTE basis) plus non-interest income (excluding gain/loss on securities and other charges).
(c)	For the year ended December 31, 2008 the effect of stock options and preferred stock on the computation of diluted earnings per share was anti-dilutive, therefore, the effect of these types of potential common stock were not included in the determination of diluted shares (average).

Table 1: Three-year average balance sheet and net interest margin. Average balances are daily averages and yields are calculated on a fully tax equivalent basis.

	Year ended December 31,
	2008			2007			2006
(Dollars in thousands)	Average Balance	Interest	Average Yields	Average Balance	Interest	Average Yields	Average Balance	Interest	Average Yields
Loans (a)	$12,700,933	$710,621	5.60%	$12,390,955	$837,711	6.76%	$12,800,864	$843,398	6.59%
Investment securities (b)	3,023,039	171,813	5.51	2,470,400	144,352	5.79	3,224,776	162,504	4.93
Loans held for sale	27,366	1,597	5.83	344,663	21,560	6.26	288,892	17,213	5.96
Short-term investments	6,422	146	2.27	59,345	3,045	5.13	25,514	1,079	4.23

Total interest-earning assets (b)	15,757,760	884,177	5.58	15,265,363	1,006,668	6.60	16,340,046	1,024,194	6.25
Other assets	1,546,699			1,590,282			1,531,421

Total assets	$17,304,459			$16,855,645			$17,871,467

Demand deposits	$1,487,661	$—	—	$1,506,696	$—	—	$1,470,861	$—	—
Savings, NOW, money market deposit accounts	5,776,660	80,994	1.40%	5,749,378	125,590	2.18%	5,427,812	100,165	1.85%
Certificates of deposits	4,764,386	169,188	3.55	5,218,449	235,717	4.52	5,193,608	210,034	4.04

Total deposits	12,028,707	250,182	2.08	12,474,523	361,307	2.90	12,092,281	310,199	2.57

Fed funds and repurchase agreements	1,359,318	34,643	2.55	996,341	44,769	4.49	1,243,269	52,301	4.21
FHLB advances	1,269,098	39,236	3.09	757,367	35,302	4.66	2,035,786	94,322	4.63
Other long-term-debt	660,146	39,421	5.97	609,371	46,025	7.55	633,667	49,366	7.79

Total borrowings	3,288,562	113,300	3.45	2,363,079	126,096	5.34	3,912,722	195,989	5.01

Total interest-bearing liabilities	15,317,269	363,482	2.37	14,837,602	487,403	3.28	16,005,003	506,188	3.16
Other liabilities	149,236			156,083			139,057

Total liabilities	15,466,505			14,993,685			16,144,060

Preferred stock of subsidiary corporation	9,577			9,577			9,577
Shareholders’ equity	1,828,377			1,852,383			1,717,830

Total liabilities and shareholders’ equity	$17,304,459	$520,695		$16,855,645	$519,265		$17,871,467	$518,006

Less fully taxable-equivalent adjustment		(14,904)			(11,073)			(9,456)

Net interest income		$505,791			$508,192			$508,550

Interest rate spread (b)			3.21%			3.32%			3.09%
Net interest margin (b)			3.28%			3.40%			3.16%

Average Prime Rate			5.09%			8.05%			7.96%
Average Federal Funds Rate			1.92%			5.02%			4.97%

(a)	Includes amortization of net deferred loan costs (net of fees) and premiums (net of discounts) of: $14.8 million, $24.7 million and $19.5 million in 2008, 2007 and 2006, respectively.
(b)	Unrealized gains (losses) on available-for-sale securities are excluded from the average yield calculations. Unrealized net (losses) gains averaged ($94.0) million, $2.4 million and $(36.0) million for 2008, 2007 and 2006, respectively.

Net Interest Income

The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have impacted interest income and interest expense during the periods indicated. Information is provided in each category with respect to changes attributable to changes in volume (changes in volume multiplied by prior rate), changes attributable to changes in rates (changes in rates multiplied by prior volume) and the total net change. The change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate. The table below is based upon reported net interest income.

Table 2: Net interest income — rate/volume analysis (not presented on a tax-equivalent basis).

	Years ended December 31, 2008 vs. 2007 Increase (decrease) due to			Years ended December 31, 2007 vs. 2006 Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$(147,589)	$20,499	$(127,090)	$21,709	$(27,396)	$(5,687)
Loans held for sale	(1,373)	(18,590)	(19,963)	892	3,455	4,347
Investments	(7,328)	28,059	20,731	19,043	(36,846)	(17,803)

Total interest income	(156,290)	29,968	(126,322)	41,644	(60,787)	(19,143)

Interest on interest-bearing liabilities:
Deposits	(98,657)	(12,468)	(111,125)	41,012	10,096	51,108
Borrowings	(52,994)	40,198	(12,796)	12,051	(81,944)	(69,893)

Total interest expense	(151,651)	27,730	(123,921)	53,063	(71,848)	(18,785)

Net change in net interest income	$(4,639)	$2,238	$(2,401)	$(11,419)	$11,061	$(358)

Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on deposits and borrowings, totaled $505.8 million for the year ended December 31, 2008, compared to $508.2 million for the year ended December 31, 2007, a decrease of $2.4 million. Average interest-earning assets grew by 3.23% to $15.8 billion at December 31, 2008 from $15.3 billion at December 31, 2007 while average interest-bearing liabilities also grew 3.23% to $15.3 billion at December 31, 2008 from $14.8 billion at December 31, 2007. Despite the offsetting growth in interest-earning assets to interest-bearing liabilities, the net interest margin declined by 12 basis points to 3.28% for the year ended December 31, 2008 from 3.40% for the year ended December 31, 2007. The yield on interest-earning assets declined by 102 basis points for the year ended December 31, 2008 while the cost of interest-bearing liabilities declined 91 basis points for the year ended December 31, 2008.

The decline in yields in certain asset classes within the loan portfolio reflects the effects that the 400 basis point reductions made by the Federal Reserve during 2008 have had on the floating rate home equity lines, commercial real estate (“CRE”) and commercial and industrial (“C&I”) interest bearing assets. At December 31, 2008 approximately 70.0% of Webster’s CRE portfolio and 64.4% of its C&I portfolio are floating rate assets, while 97.4% of the equipment finance portfolio is fixed rate. The decline in yields is also impacted by the increase in non-accruing loans. Webster’s total non-performing assets increased to $263.2 million at December 31, 2008 in comparison with $121.1 million at December 31, 2007, with C&I, residential development, 1-4 family residential and residential construction representing $100.0 million of the $142.1 million increase. The majority of the increase is a result of residential development loans along with 1-4 family residential and construction loans that reflect the continuing challenge of the residential housing market as well as the deterioration of economic conditions of the market in general.

Since net interest income is affected by changes in interest rates, by loan and deposit pricing strategies, competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities as well as the level of non-performing assets, Webster manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest rate risk monitoring and management policies. See “Asset/Liability Management and Market Risk” for further discussion of Webster’s interest rate risk position.

Interest Income

Interest income decreased $126.3 million, or 12.7%, to $869.3 million for the year ended December 31, 2008 as compared to 2007. The decrease in the average yield of 102 basis points was partially offset by an increase in average interest earning assets of $492.4 million. The average loan portfolio, excluding loans held for sale, increased by $310.0 million for the year ended December 31, 2008, or 2.5%, compared to 2007. Average investment securities increased by $552.6 million for the year ended December 31, 2008, or 22.4%, compared to 2007. In addition, higher yielding commercial and consumer loans partially replaced reductions in residential loans.

The 102 basis point decrease in the average yield earned on interest-earning assets for the year ended December 31, 2008 to 5.58% compared to 6.60% for 2007 is a direct result of actions taken by the federal government to reduce the fed fund rates by 400 basis points during the year ended December 31, 2008. The loan portfolio yield decreased 116 basis points to 5.60% for the year ended December 31, 2008 and comprised 80.6% of average interest-earning assets at December 31, 2008 compared to the loan portfolio yield of 6.76% and 81.2% of average interest-earning assets for the year ended December 31, 2007. Additionally, the yield on investment securities was 5.51%, a 28 basis point decrease over 2007.

Interest Expense

Interest expense for the year ended December 31, 2008 decreased $123.9 million, or 25.4%, compared to 2007. The decrease was primarily due to competitive deposit pricing, a decline in average deposits of $445.8 million for the year ended December 31, 2008 and the 400 basis points in rate reductions made by the Federal Reserve, offset by a $925.5 million increase in average total borrowings when compared to 2007.

The cost of interest-bearing liabilities was 2.37% for the year ended December 31, 2008, a decrease of 91 basis points compared to 3.28% for 2007. Deposit costs for the year ended December 31, 2008 decreased to 2.08% from 2.90% in 2007, a decrease of 82 basis points. Total borrowing costs for the year ended December 31, 2008 decreased 189 basis points to 3.45% from 5.34% for 2007.

Provision for Credit Losses

The provision for credit losses was $186.3 million for the year ended December 31, 2008, an increase of $118.5 million compared to $67.8 million for the year ended December 31, 2007. The increase in the provision is primarily due to increased charge-offs and increased reserve coverage levels given the increase in nonperforming loans as well as the general deteriorating economic conditions affecting all of the Company’s loan portfolios. For the year ended December 31, 2008, total net charge-offs were $138.1 million compared to $25.2 million in 2007. See Tables 18 through 24 for information on the allowance for credit losses, net charge-offs and nonperforming assets.

Management performs a quarterly review of the loan portfolio and unfunded commitments to determine the adequacy of the allowance for credit losses. Several factors influence the amount of the provision, primarily loan growth and portfolio mix, performance, net charge-offs and the general economic environment. At December 31, 2008, the allowance for credit losses totaled $245.8 million or 2.02% of total loans compared to $197.6 million or 1.58% at December 31, 2007. See the “Allowance for Credit Losses Methodology” section later in Management’s Discussion and Analysis for further details.

Non-interest Income

Table 3: Non-interest income comparison of 2008 to 2007.

	Year ended December 31,		Increase (decrease)
(In thousands)	2008	2007	Amount	Percent
Deposit service fees	$120,132	$114,645	$5,487	4.8%
Loan related fees	29,067	30,830	(1,763)	(5.7)
Wealth and investment services	28,140	29,164	(1,024)	(3.5)
Mortgage banking activities	1,230	9,316	(8,086)	(86.8)
Increase in cash surrender value of life insurance	10,441	10,386	55	0.5
Other income	6,684	7,685	(1,001)	(13.0)

Non-interest revenue	195,694	202,026	(6,332)	(3.1)
Loss on write-down of investments to fair value	(219,277)	(3,565)	(215,712)	(100.0)
Net (loss) gain on securities transactions	(4,034)	1,721	(5,755)	(334.4)
Loss on sale of FNMA/FHLMC preferred stock	(2,060)	—	(2,060)	(100.0)
Gain on Webster Capital Trust I and II Securities	—	2,130	(2,130)	100.0
VISA share redemption	1,625	—	1,625	100.0

Total non-interest income	$(28,052)	$202,312	$(230,364)	(113.9)%

Non-interest revenue which represents the recurring component of non-interest income decreased of $6.3 million, or 3.1%, when compared to 2007. The decrease from the prior year is primarily attributable to the $8.1 million decrease in mortgage banking activities directly related to the closure of National Wholesale mortgage lending, a $1.8 million and $1.0 million decrease in loan related fees and wealth and investment services, respectively, offset by an increase in deposit service fees of $5.5 million. See below for further discussion of various components of non-interest income.

Deposit Service Fees. Deposit service fees increased $5.5 million, or 4.8%, for the year ended December 31, 2008 as compared to 2007. The increase was primarily due to the implementation of a new tiered consumer fee structure during 2008, increased ATM surcharges and increased debit card usage.

Loan Related Fees. Loan related fees decreased by $1.8 million, or 5.7%, for the year ended December 31, 2008 as compared to 2007. The decrease was primarily due to a decrease in loan servicing fee income which is the direct result of fewer loans originated for sale.

Wealth and Investment Services. Wealth and investment service fees decreased $1.0 million or 3.5% for the year ended December 31, 2008 as compared to 2007. The decrease is due to a decline in the value of assets under management due to adverse market conditions resulting in a reduction in management fees earned.

Non-interest Expense

Table 4: Non-interest expense comparison of 2008 to 2007.

	Years ended December 31,		Increase (decrease)
(In thousands)	2008	2007	Amount	Percent
Compensation and benefits	$239,701	$244,570	$(4,869)	(2.0)%
Occupancy	53,043	49,378	3,665	7.4
Furniture and equipment	61,155	59,771	1,384	2.3
Intangible assets amortization	5,939	10,374	(4,435)	(42.8)
Marketing	13,956	14,213	(257)	(1.8)
Professional services	15,758	15,038	720	4.8
Foreclosed and repossessed property expenses	8,943	2,010	6,933	344.9
Debt redemption premium	—	8,940	(8,940)	(100.0)
Severance and other costs	16,158	15,608	550	3.5
FDIC deposit insurance assessment	4,698	1,520	3,178	209.1
Other expenses	58,306	62,548	(4,242)	(6.8)

Total before impairment of goodwill	477,657	483,970	(6,313)	(1.3)
Impairment of goodwill	198,379	—	198,379	100.0

Total non-interest expense	$676,036	$483,970	$192,066	39.7%

Total non-interest expense for the year ended December 31, 2008 was $676.0 million, an increase of a $192.1 million or 39.7% compared to 2007. The increase in non-interest expense for the year ended December 31, 2008 is primarily a result of a $198.4 million impairment charge for the goodwill related to commercial banking, consumer finance and other lending business segments, partially offset by the one time expense of $8.9 million premium for the redemption of Webster Capital Trust I and II in 2007. In addition, the amortization of intangible assets decreased by $4.4 million primarily due to core deposit intangibles from several past acquisitions becoming fully amortized during the year. Further changes in various components of non-interest expense are discussed below.

Compensation and Benefits. Total compensation and benefits decreased by $4.9 million for the year ended December 31, 2008 or 2.0% compared to 2007. The decrease in compensation and benefits is related to workforce reductions from the OneWebster initiative, reduced incentive compensation as well as a decline in benefit expenses.

Occupancy. Total occupancy expense increased by $3.7 million or 7.4% for the year ended December 31, 2008 compared to 2007. The increase in occupancy is primarily expenses related to the de novo branch expansion program, higher rent expense and increased utilities. The Company intends to offset future de novo expansion expenses with consolidation within its existing branch network.

Furniture and Equipment. Total furniture and equipment expense increased by $1.4 million or 2.3% for the year ended December 31, 2008 compared to 2007. The increase is primarily due to higher depreciation on data processing equipment, increases in equipment maintenance contracts and service contract costs.

Foreclosed and Repossessed Property Expenses. Total foreclosed and repossessed property expenses increased $6.9 million or 344.9% for the year ended December 31, 2008 compared to 2007. The increase is directly related to the $22.5 million increase in foreclosed and repossessed property, reflective of higher levels of delinquency and non-performing assets in 2008.

FDIC Deposit Insurance Assessment. Total FDIC deposit insurance assessment increased by $3.2 million or 209.1% due to the expiration of Webster’s remaining credit that had previously been offset premium assessments. Assessments for 2009 are expected to remain at these levels or greater depending on FDIC actions.

Severance and other costs. Charges totaling $16.2 million were recorded in 2008. Included in this charge was $13.1 million of severance and other OneWebster implementation costs. Additional severance of approximately $1.0 million was recorded for early retirement and other executive changes. A charge of $1.8 million was recognized to reduce the carrying value of a building and office complex currently being marketed for sale to market value and classified as assets held for disposition in accordance with generally accepted accounting principles. See the following table for a breakout of the costs.

Table 5: Severance and Other Costs

	Year ended December 31, 2008
(In thousands)	Pre-Tax	Tax Effect	After Tax
Severance	$9,116	$3,191	$5,925
OneWebster expense	5,188	1,816	3,372
Write-down on assets held for dispositon	1,854	649	1,205

Total severance and other costs	$16,158	$5,656	$10,502

Other Expenses. Other expenses decreased $4.2 million, or 6.8%, compared to 2007 due in part to OneWebster expense reduction initiatives.

Discontinued Operations

The results of operations of Webster Insurance and Webster Risk Services are reported as discontinued operations. Loss from discontinued operations, net of tax, totaled $3.1 million for the year ended December 31, 2008 compared to the loss from discontinued operations of $13.9 million for 2007 and income from continuing operations of $0.1 million for 2006. The sales of Webster Insurance and Webster Risk Services were completed on February 1, 2008 and April 22, 2008, respectively. See Note 2 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information.

Income Taxes

During 2008 Webster recognized an income tax benefit of $65.8 million applicable to its loss from continuing operations. As a result of the pre-tax loss and tax benefit, Webster’s 2008 effective tax rate and other comparative measures are not meaningful for these purposes. In 2007, Webster recognized tax expense of $48.1 million applicable to continuing operations and its effective tax rate was 30.3%.

Webster’s 2008 tax benefit was impacted by certain components of its loss that resulted in no tax benefit which otherwise would have increased the benefit by over $80 million. Those loss items resulting in no tax benefit pertained to substantially all of the $198 million goodwill impairment (tax benefit of nearly $69 million otherwise) and certain securities losses treated as capital and limited for U.S. tax-deductibility purposes (tax benefit of more than $11 million otherwise).

The other significant item, when comparing 2008 to 2007, relates to a higher level of tax-exempt interest income in 2008 that resulted in an increased tax benefit of more than $2.7 million when compared to 2007.

For more information on income taxes, including Webster’s deferred tax assets and valuation allowance, see Note 9 of Notes to Consolidated Financial Statements included elsewhere within this report.

Comparison of 2007 and 2006 Years

Webster’s net income was $96.8 million or $1.76 per diluted share in 2007, compared to $133.8 million or $2.47 per diluted share in 2006, a decrease of 27.7%. Income from continuing operations was $110.7 million or $2.01 per diluted share in 2007, compared to $133.7 million or $2.47 per diluted share in 2006, a decrease of 17.2%.

During the fourth quarter of 2007, management determined that the sale of its insurance agency business (Webster Insurance) would be structured such that the consideration would comprise an upfront payment and additional potential consideration over a multi-year earn-out period. Given this structure, Webster accordingly wrote down the carrying value of its investment and as of year end 2007 reported Webster Insurance separately from its continuing operations. The results of Webster Insurance (and the loss on write-down of the assets held for disposition to fair value) are shown as discontinued operations, net of tax in the Consolidated Statements of Income. Webster has reported the assets and liabilities of Webster Insurance as assets and liabilities held for disposition at December 31, 2007.

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

Provision for Credit Losses

The provision for credit losses was $67.8 million for the year ended December 31, 2007; an increase of $56.8 million compared to $11.0 million for the year ended December 31, 2006. The increase in the provision is primarily due to a $40.0 million provision recorded in the fourth quarter of 2007 related to the liquidating portfolios of indirect out-of-market residential construction loans and indirect out-of-market home equity loans. Additionally, $11.0 million of the provision was recorded in the third quarter related to higher delinquency and non-accrual loans in the home equity portfolio. During 2007, total net charge-offs were $25.2 million compared to $16.4 million in 2006. See Tables 17 through 22 for information on the allowance for credit losses, net charge-offs and nonperforming assets.

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

Non-interest Income

Table 6: Non-interest income comparison of 2007 to 2006.

	Year ended December 31,		Increase (decrease)
(In thousands)	2007	2006	Amount	Percent
Deposit service fees	$114,645	$96,765	$17,880	18.5%
Loan related fees	30,830	34,389	(3,559)	(10.3)
Wealth and investment services	29,164	27,183	1,981	7.3
Mortgage banking activities	9,316	8,542	774	9.1
Increase in cash surrender value of life insurance	10,386	9,603	783	8.2
Other income	7,685	8,426	(741)	(8.8)

Non-interest revenues	202,026	184,908	17,118	9.3
Loss on write-down of securities available for sale to fair value	—	(48,879)	48,879	(100.0)
Loss on sale of mortgage loans	—	(5,713)	(5,713)	(100.0)
Net gain on securities transactions	1,721	1,289	432	33.5
Gain on Webster Capital Trust I and II Securities	2,130	—	2,130	100.0
Loss on write-down of direct investments to fair value	(3,565)	—	(3,565)	100.0

Total non-interest income	$202,312	$131,605	$59,281	45.0%

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

Table 7: Non-interest expenses comparison of 2007 to 2006.

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

Table 8: Severance and Other Costs.

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

Discontinued Operations

The results of operations of Webster Insurance were reported as discontinued operations based on management’s intent to exit the insurance agency business as of December 31, 2007. Loss from discontinued operations, net of tax, totaled $13.9 million for 2007 compared to income from discontinued operations of $0.1 million for 2006 and $2.7 million for 2005. The sale of Webster Insurance was completed on February 1, 2008. As part of the transaction Webster retained Webster Risk Services, a third-party workers’ compensation administrator of claims. Webster sold Webster Risk Services in 2008 and has reported its operations as discontinued operations for that year. See Note 2 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information.

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

Business Segment Results

Webster’s operations are divided into four business segments that represent its core businesses, Commercial Banking, Retail Banking, Consumer Finance and Other. The segments are based upon the products and services provided, or the type of customer served, and they reflect the way that financial information is currently evaluated by management. The Company’s Treasury unit is included in Corporate and Reconciling category along with the results of discontinued operations and the amounts required to reconcile profitability metrics to GAAP reported amounts. See Note 22 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information.

Webster’s business segments results are intended to reflect each segment as if it were a stand-alone business. The following tables present the results for Webster’s business segments for the years ended December 31, 2008, 2007 and 2006. The results for 2008 incorporates the allocation of the increased provision for loan losses, other-than-impairment charges and income tax benefit to each of Webster’s business segments resulting in an increase in the net income of certain business segments as compared to the comparable periods in 2007. For the year ended December 31, 2008, Webster realized a potential income tax benefit for the effects of the increase in the provision for loan losses and the other-than-temporary impairment of certain available for sale securities. Goodwill impairment charges of $6.7 million, $149.4 million and $42.3 have been reflected in the Commercial Banking, Consumer Finance and Other business segments, respectively, for the year ended December 31, 2008. A continuing period of market disruption or further market capitalization to book value deterioration will require additional testing for potential impairment. To the extent that additional testing results in the identification of impairment, the Company may be required to record additional charges for the impairment of goodwill. Management will continue to monitor the relationship of the Company’s market capitalization to its book value, which management attributes primarily to financial services industry-wide factors.

Table 9: Business Segment Performance Summary of net (loss) income for the years ended December 31,

	Net (Loss) Income
(In thousands)	2008	2007	2006
Commercial Banking	$26,103	$39,959	$41,375
Retail Banking	33,394	72,982	75,173
Consumer Finance	(118,836)	35,908	54,153
Other	(36,841)	8,567	14,532

Total reportable segments	(96,180)	157,416	185,233
Reconciling items	(225,650)	(60,643)	(51,443)

Total consolidated net (loss) income	$(321,830)	$96,773	$133,790

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

The Chief Operating Decision Maker (“CODM”) uses full profitability measurement reports which are prepared for each operating segment, and these reports reflect EL and FTP. The differences between these report-based measures are reconciled to GAAP amounts in the Other category. These segment results are used as a basis for determining operating segment incentives, capital allocations, and product changes. The reports are reviewed on a monthly and quarterly basis and compare actual to planned results on a direct contribution basis, which is pretax. The operating segments that are generating revenue and revenue opportunities that exceed costs required to generate business and leverage fixed costs are allocated additional resources. The CODM typically has reduced resources to segments that are underperforming.

Commercial Banking

The Commercial Banking segment includes middle market, asset-based lending and commercial real estate.

Table 10: Commercial Banking Results for the years ended December 31,

(In thousands)	2008	2007	2006
Net interest income	$111,504	$109,381	$106,016
Provision for credit losses	20,721	18,484	17,633

Net interest income after provision	90,783	90,897	88,383
Non-interest income	20,477	20,766	21,468
Non-interest expense	60,542	54,346	50,172
Write-down of goodwill	6,681	—	—

Income before income taxes	44,037	57,317	59,679
Income tax expense	17,934	17,358	18,304

Net income	$26,103	$39,959	$41,375

Total assets at period end	$3,655,570	$3,473,398	$3,292,571

Net income decreased $13.9 million, or 34.7%, in 2008 compared to 2007, primarily reflecting a $6.7 million write-down of goodwill and a $6.2 million increase in non-interest expense. The increase in non-interest expense was due to increased compensation costs related to a reduction in the deferral of salaries related to lower loan originations and increased charges for corporate technology administration and shared services.

Net income decreased $1.4 million, or 3.4%, in 2007 compared to 2006, primarily reflecting an increase in non-interest expense partially offset by an increase in net interest income. The $4.2 million increase in non-interest expense is attributable to increased charges for corporate technology, administration and other overhead costs. The $3.4 million increase in net interest income is primarily related to growth in asset-based and non-construction commercial real estate loans.

Retail Banking

Included in the Retail Banking segment is retail, business and professional banking, and investment services.

Table 11: Retail Banking Results for the years ended December 31,

(In thousands)	2008	2007	2006
Net interest income	$213,810	$258,581	$248,242
Provision for credit losses	5,629	5,598	4,682

Net interest income after provision	208,181	252,983	243,560
Non-interest income	125,423	122,805	102,403
Non-interest expense	281,942	271,101	237,533

Income before income taxes	51,662	104,687	108,430
Income tax expense	18,268	31,705	33,257

Net income	$33,394	$72,982	$75,173

Total assets at period end	$1,626,094	$1,607,931	$1,603,881

Net income for the year ended December 31, 2008 decreased by $39.6 million or 54.2% compared to 2007. Net interest income decreased $44.8 million or 17.3% driven by a decline in revenue earned on the Retail Banking deposit portfolio. The increase in non-interest income of $2.6 million was driven by increased deposit service charges, debit card usage, ATM services charges and investment service fees. Non-interest expense increased $10.8 million due to higher compensation and benefits, higher occupancy costs and increased allocated charges for corporate technology, administration and other shared services.

Net income for the year ended December 31, 2007 decreased $2.2 million or 2.9% compared to 2006 primarily reflecting growth in expenses that outpaced the growth of revenues. Net interest income increased $10.4 million or 4.2%, primarily due to the annualized impact of the NewMil acquisition during 2006. The increase of $20.4 million was driven by a change in the pricing of insufficient funds and a change in the classification of overdraft losses. Non-interest expenses increased $33.6 million due to increased personnel and facilities associated with the NewMill acquisition and de novo branch expansion.

Consumer Finance

Consumer Finance includes residential mortgage and consumer lending, as well as mortgage banking activities.

Table 12: Consumer Finance Results for the years ended December 31,

(In thousands)	2008	2007	2006
Net interest income	$118,474	$122,751	$135,903
Provision for credit losses	15,712	15,498	14,419

Net interest income after provision	102,762	107,253	121,484
Non-interest income	12,676	19,735	17,620
Non-interest expense	68,169	75,481	60,994
Write-down of goodwill	149,391	—	—

(Loss) income before income taxes	(102,122)	51,507	78,110
Income tax expense	16,714	15,599	23,957

Net (loss) income	$(118,836)	$35,908	$54,153

Total assets at period end	$6,393,517	$7,510,938	$8,738,214

Net income decreased by $154.7 million compared to 2007. The decrease is due to a write-down of $149.4 million of goodwill and reduced mortgage banking activity. The $4.3 million decrease in net interest income is primarily attributable to declining short-term interest rates, a flattening of the yield curve and a decrease in the interest on loans held-for-sale due to reduced mortgage originations. The increase in provision of $0.2 million is primarily related to an increase in charge offs. The $7.1 million decrease in non-interest income is primarily related to discontinuation of the Company’s National Wholesale Mortgage banking activities. The $7.3 million decrease in non-interest expense is related to business line restructurings. The decrease in assets is attributable to a loan securitization in December 2008 and reduced balances in loans held-for-sale.

Net income decreased $17.3 million or 31.8% in 2007 compared to 2006 reflecting a decrease in net-interest expenses, partially offset by an increase in non-interest income and a decrease in income tax expense. The $13.2 million decrease in non-interest income is attributable to decreases in the residential loan portfolio due to the sale of $250.0 million of residential loans in 2006 and the securitization of $1.0 billion of loans ($0.4 billion in December 2006 and $0.6 billion in January 2007). The $14.5 million increase in non-interest expense is attributable to costs related to the discontinuation of the Company’s National Wholesale Mortgage banking activities and the closing of Peoples Mortgage Corporation.

Other

Other includes equipment finance, Webster Financial Advisors, insurance premium finance and HSA Bank.

Table 13: Other results for the years ended December 31,

(In thousands)	2008	2007	2006
Net interest income	$39,698	$38,759	$42,441
Provision for credit losses	5,098	4,895	4,346

Net interest income after provision	34,600	33,864	38,095
Non-interest income	24,940	23,338	23,610
Non-interest expense	51,084	44,914	40,745
Write-down of goodwill	42,307	—	—

Income (loss) before income taxes	(33,851)	12,288	20,960
Income tax expense	2,990	3,721	6,429

Net income (loss)	$(36,841)	$8,567	$14,531

Total assets at period end	$1,356,418	$1,367,372	$1,264,448

Net income decreased $45.4 million or 530.0% to a net loss of $(36.8) million in 2008 compared to net income of $8.6 million in 2007. The decrease in net income is directly related to the goodwill impairment charge of $42.3 million incurred in 2008, related to the equipment finance, wealth management and insurance premium finance lines of business. Non-interest income increased $1.6 million primarily due to an increase in deposit service fees generated by HSA offset by a reduction in investment advisory fees earned by WFA due to the overall decline in the market value of assets under management and administration. Net interest income increased $0.7 million, or 2.2%, compared to 2007. The increase reflects an increase in interest income on leases related to growth in the equipment financing portfolio and decreases in interest expense primarily due to a funding credit allocated to the segment for the growth in HSA deposits.

Net income decreased $6.0 million in 2007 compared to 2006 reflecting decreases in net interest income and an increase in non-interest expense. Net interest income decreased $3.7 million due to increased interest expense on deposits and borrowings partially offset by increased interest income on leases related to growth in the equipment financing portfolio. The increase in non-interest expense is primarily due to increases in compensation and benefits related to HSA Bank and wealth management area.

Table 14: Reconciliation of business segments’ net income to consolidated net income.

	Years Ended December 31,
(In thousands)	2008	2007	2006
Net income from reportable segments	$(96,180)	$157,416	$185,232
Adjustments, net of taxes:
Corporate Treasury Unit	(70,953)	5,950	(40,131)
Allocation of provision for credit losses	(81,531)	(16,210)	20,869
Allocation of net interest income	(3,527)	(11,742)	(3,808)
Discontinued operations	(3,073)	(13,922)	110
Allocation of non-interest income	(57,735)	1,009	2,128
Allocation of non-interest expense	(8,831)	(25,728)	(30,610)

Consolidated net income	$(321,830)	$96,773	$133,790

Financial Condition

Webster had total assets of $17.6 billion at December 31, 2008, an increase of $381.6 million, or 2.2%, from the previous year end. The increase in securities of $986.3 million was due to the $466.5 million residential loan securitization that took place in the fourth quarter of 2008 and the investment of the $225.0 million issuance of the Series A non-cumulative convertible preferred stock. The decrease in loans of $335.6 million was primarily due to a $466.5 million loan securitization, and to a lesser extent, a net increase of $47.2 million in the allowance for loan losses (provision for credit losses of $186.3 million less $138.1 million in net charge offs and $1.0 million increase in the reserve for unfunded credit commitments). Total liabilities increased $244.1 million, with an increase in total borrowings of $653.9 million partially offset by a $469.3 million decrease in total deposits. The decrease in total deposits for the year is related to the lower cost of borrowings versus higher CD rates given the effects of competitive deposit pricing in the market. Webster’s loan to deposit ratio was 102.5% at December 31, 2008 compared to 101.0% at December 31, 2007.

At December 31, 2008, total shareholders’ equity of $1.9 billion represented a net increase of $137.5 million from December 31, 2007. The change in equity for the year primarily consisted of the $321.8 million net loss, $63.1 million of dividends to common shareholders, $11.9 million of dividends to preferred shareholders and a $59.2 million unfavorable change in unrealized losses on the available for sale securities portfolio, net of tax offset by the issuance of $617.6 million in preferred stock issuances. The change in equity also included an unfavorable change of $23.3 million, net of tax for a decline in the funded status of Webster’s pension and other post-retirement benefits. This unfavorable change is directly related to the disruption in the financial markets for 2008. To the extent that future deterioration in the financial markets occur, the Company may be required to record additional charges for the funded status of the plans and future plan obligations. At December 31, 2008, the tangible capital ratio was 7.7% compared to 5.89% at December 31, 2007.

Investment Securities Portfolio

Webster, either directly or through Webster Bank, maintains an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and to provide a means to balance interest-rate sensitivity. The investment portfolio is classified into three major categories: available for sale, held to maturity and trading. At December 31, 2008, the combined investment securities portfolios of Webster and Webster Bank totaled $3.8 billion. The yield in the securities portfolio for the year ended December 31, 2008 was 5.51% as compared to 5.79% for the year ended December 31, 2007. At December 31, 2008, Webster Bank’s portfolio consisted primarily of mortgage-backed and municipal securities held to maturity and Webster’s portfolio consisted primarily of equity and corporate trust preferred securities available for sale. See Note 3 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information.

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

Investment Securities

Total investment securities increased by $986.3 million from December 31, 2007. The available for sale securities portfolio increased by $549.3 million while the held to maturity portfolio increased by $415.3 million, primarily due to the securitization of $466.5 million of residential loans, purchases of agency mortgage-backed securities and to a lesser extent, municipal bonds and notes.

Table 15: Carrying value of investment securities at December 31,

	2008		2007		2006
(Dollars in thousands)	Par Value	Carrying Value	Par Value	Carrying Value	Par Value	Carrying Value
Trading:
Municipal bonds and notes		$77		$2,340		$4,842

Available for Sale: (a)
U.S. Government Agency bonds	2,000	2,000	—	—	105,000	104,728
Corporate bonds and notes	359,996	93,518	390,228	332,298	214,007	201,272
Equity securities	N/A	30,775	N/A	75,173	N/A	59,432
Mortgage-backed securities — GSE	970,905	988,763	145,920	146,491	—	—
Mortgage-backed securities — Commercial	135,000	73,649	85,000	85,402	—	—

Total available for sale	1,467,901	1,188,705	621,148	639,364	319,007	365,432

Held to Maturity:
Municipal bonds and notes	703,944	700,365	638,076	635,103	445,790	444,755
Mortgage-backed securities — GSE	1,749,399	1,751,679	1,389,096	1,390,831	916,474	917,009
Mortgage-backed securities — Other	70,493	70,467	81,454	81,293	92,556	92,209

Total held to maturity	2,523,836	2,522,511	2,108,626	2,107,227	1,454,820	1,453,973

Other securities
Federal Home Loan Bank stock	93,159	93,159	69,249	69,249	96,042	96,042
Federal Reserve stock	41,715	41,715	41,713	41,713	41,713	41,713

Total other securities	134,874	134,874	110,962	110,962	137,755	137,755

Total investment securities	$4,126,686	$3,846,167	$2,842,966	$2,859,893	$1,916,422	$1,962,002

(a)	The carrying value of available for sale securities represents the current fair value of the securities.

For the year ended December 31, 2008, the Federal Reserve cut the Fed Funds rate by 400 basis points in response to the financial market crisis brought on by the sub-prime mortgage concerns, and short term rates declined more than intermediate and long term rates. Credit spreads continued to widen as recession and liquidity concerns gripped the market. Although rates on U.S. Treasury securities fell as investors sought the safety of these instruments, yields on credit sensitive fixed income securities significantly increased as investors required more return to take on the credit and liquidity risk of these types of bonds. This development negatively impacted the valuation of the credit sensitive portion of the investment portfolio, specifically corporate bonds and notes.

For the year ended December 31, 2008 the Company recorded write-downs for other-than-temporary impairments of its available for sale securities of $217.3 million ($184.1 million in debt securities and $33.2 million in common and preferred equity securities). The Company held $201.2 million in investment securities that had been in an unrealized loss position at December 31, 2008. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company has the ability and intent to hold these investment securities until a recovery of book value which may be at maturity. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. At December 31, 2008, $15.0 million in available for sale investment securities had deferred the payment of interest therefore the securities were placed into a non-accruing status. For additional information on the other-than-temporary charges, refer to the “Supplemental Information” link on the Investor Relations page at www.wbst.com. This information does not constitute a part of this report and is not incorporated by reference herein. For additional information on the investment securities portfolio, see Note 3 of Notes to Consolidated Financial Statements included elsewhere in this report.

Loans

Table 16: Loan portfolio composition at December 31,

	2008		2007		2006		2005		2004
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Residential mortgage loans:
1-4 family	$2,939,025	24.2	$3,440,056	27.5	$4,180,985	32.3	$4,621,051	37.6	$4,594,817	39.2
Permanent NCLC	58,625	0.4	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Construction	42,138	0.3	106,553	0.9	230,240	1.8	186,864	1.5	159,274	1.3
Liquidating construction (a)	18,735	0.2	83,253	0.7	N/A	N/A	N/A	N/A	N/A	N/A

Total residential mortgage loans	3,058,523	25.1	3,629,862	29.1	4,411,225	34.1	4,807,915	39.1	4,754,091	40.5

Consumer loans:
Home equity loans	2,952,366	24.2	2,844,094	22.8	3,129,391	24.2	2,705,520	22.0	2,581,946	22.0
Liquidating portfolio (a)	283,645	2.3	340,662	2.7	N/A	N/A	N/A	N/A	N/A	N/A
Other consumer	28,886	0.3	32,498	0.3	35,061	0.3	35,731	0.3	31,898	0.3

Total consumer loans	3,264,897	26.8	3,217,254	25.8	3,164,452	24.5	2,741,251	22.3	2,613,844	22.3

Commercial loans:
Commercial non-mortgage	1,795,738	14.7	1,736,644	13.9	1,728,815	13.4	1,433,424	11.7	1,404,630	12.0
Asset-based loans	753,143	6.2	793,023	6.4	765,843	5.9	661,119	5.4	551,273	4.7
Equipment financing	1,022,718	8.4	970,857	7.8	875,548	6.8	766,600	6.3	617,275	5.3

Total commercial loans	3,571,599	29.3	3,500,524	28.1	3,370,206	26.1	2,861,143	23.4	2,573,178	22.0

Commercial real estate:
Commercial real estate	1,908,312	15.7	1,635,385	13.1	1,436,793	11.1	1,328,906	10.8	1,309,547	11.2
Commercial construction	165,610	1.3	185,983	1.5	229,420	1.8	244,543	2.0	218,488	1.9
Residential development	161,553	1.3	242,039	1.9	242,525	1.9	240,135	1.9	191,038	1.6

Total commercial real estate	2,235,475	18.3	2,063,407	16.5	1,908,738	14.8	1,813,584	14.7	1,719,073	14.7

Net unamortized premiums	14,580	0.1	18,055	0.1	41,877	0.3	24,471	0.2	20,459	0.2
Net deferred costs	42,517	0.4	46,841	0.4	26,993	0.2	36,922	0.3	32,130	0.3

Total loans	12,187,591	100.0	12,475,943	100.0	12,923,491	100.0	12,285,286	100.0	11,712,775	100.0

Less: allowance for loan losses	(235,329)		(188,086)		(147,719)		(146,486)		(150,112)

Loans, net	$11,952,262		$12,287,857		$12,775,772		$12,138,800		$11,562,663

(a)	In 2007 Webster discontinued indirect residential construction lending and indirect home equity lending outside of its primary market area. Webster placed these two portfolios into a liquidating portfolio and disclosed this as a separate category from its continuing portfolio. Comparable information for the liquidating portfolio for the years ending December 31, 2006,2005 and 2004 is therefore not available as the portfolio was established in the fourth quarter of 2007.

The decrease in total loans as of December 31, 2008 is due primarily to the securitization of $466.5 million in residential mortgage loans from the continuing portfolio and $138.1 million in net charge-offs offset by approximately $423.0 million in net loan growth, primarily in commercial real estate, commercial non-mortgage, equipment financing and consumer loans.

Table 17: Contractual maturities and interest-rate sensitivity of selected loan categories at December 31, 2008.

	Contractual Maturity
(In thousands)	One Year or less	More than One to Five Years	More than Five Years	Total
Contractual Maturity
Residential mortgage loans:
1-4 family	$1,652	$45,346	$2,892,027	$2,939,025
Permanent NCLC	—	—	58,625	58,625
Construction	—	—	42,138	42,138
Liquidating construction	14,369	—	4,366	18,735
Total residential mortgage loans	16,021	45,346	2,997,156	3,058,523
Consumer loans:
Home equity loans—1st lien	11,672	333,596	2,607,098	2,952,366
Liquidating portfolio	84	—	283,561	283,645
Other consumer	17,259	9,354	2,273	28,886
Total consumer loans	29,015	342,950	2,892,932	3,264,897
Commercial loans:
Commercial non-mortgage	358,794	1,099,025	337,919	1,795,738
Asset-based loans	224,356	525,698	3,089	753,143
Equipment financing	34,549	816,378	171,791	1,022,718
Total commercial loans	617,699	2,441,101	512,799	3,571,599
Commercial real estate:
Commercial real estate	141,053	804,630	962,629	1,908,312
Commercial construction	136,615	2,541	26,454	165,610
Residential development	17,603	143,950	—	161,553

Total commercial real estate loans	295,271	951,121	989,083	2,235,475
Total	$958,006	$3,780,518	$7,391,970	$12,130,494

Interest-Rate Sensitivity
Fixed rate	$196,255	$1,287,554	$3,918,148	$5,401,957
Variable rate	761,751	2,492,964	3,473,822	6,728,537

Total	$958,006	$3,780,518	$7,391,970	$12,130,494

The contractual maturities are expected gross receipts from borrowers. The balances of the contractual maturities reflected in Table 17 do not include $14.6 million in net unamortized premiums and $42.5 million in net deferred costs.

Asset Quality

Webster’s lending strategy focuses on direct relationship lending within its primary New England market area. The quality of the assets underwritten is an important factor in the successful operation of a financial institution. Management strives to maintain asset quality through its underwriting standards, servicing of loans and management of nonperforming assets.

The following table summarizes asset quality information for the past five years.

Table 18: Asset Quality at December 31,

	2008			2007			2006			2005			2004
(Dollars in thousands)	Amount	%		Amount	%		Amount	%		Amount	%		Amount	%
Nonaccrual loans	$220,592	84.5		$94,842	81.1		$58,768	95.1		$60,541	91.3		$34,986	92.0
Restructured loans	11,974	4.4		18,061	13.0		144	0.2		12	0.0		20	0.0
Foreclosed property	30,623	11.1		8,169	5.9		2,913	4.7		5,785	8.7		3,038	8.0

Nonperforming assets	$263,189	100.0		$121,072	100.0		$61,825	100.0		$66,338	100.0		$38,044	100.0

Loans 90 days or more past due and still accruing	$1,110			$1,891			$1,499			$6,676			$1,122

Asset Quality Ratios: (a)
Nonaccrual and restructured loans as a percentage of total loans		1.91%			0.90%			0.46%			0.50%			0.30%
Nonperforming assets as a percentage of:
Total assets		1.50			0.70			0.36			0.37			0.22
Total loans plus foreclosed property		2.15			0.97			0.48			0.54			0.32
Net charge-offs as a percentage of average loans		1.09			0.20			0.13			0.03			0.10
Allowance for loan losses as a percentage of total loans		1.93			1.51			1.14			1.19			1.28
Allowance for credit losses as a percentage of total loans		2.02			1.58			1.20			1.27			1.28
Ratio of allowance for loan losses to:
Net charge-offs		1.70	x		7.48	x		9.03	x		45.71	x		14.63	x
Nonaccrual and restructured loans		1.01			1.67			2.51			2.42			4.29

(a)	Total loans exclude unamortized premiums and deferred costs.

Nonperforming assets, loan delinquency and credit losses are considered to be key measures of asset quality. Asset quality is one of the key factors in the determination of the level of the allowance for credit losses. See “Allowance for Credit Losses” contained elsewhere within this section for further information on the allowance.

During 2008 the domestic and global financial and capital markets experienced significant disruption and volatility which, along with turmoil in the mortgage market, has led to a significant credit and liquidity crisis. These market conditions were attributable to a variety of factors; in particular the fallout associated with subprime mortgage loans (a type of lending never actively pursued by Webster). The disruption has been exacerbated by the continued value declines in the real estate and housing markets. Webster is not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing market, both locally and nationally. Decreases in real estate values could adversely affect the value of property used as collateral for loans. Adverse changes in the economy may have a further negative effect on the ability of Webster’s borrowers to make timely loan payments, which would have an adverse impact on the Company’s earnings. A further increase in loan delinquencies would decrease net interest income and increase loan losses, causing potential increases in the provision and allowance for credit losses.

Nonperforming Assets

The following table provides additional information regarding Webster’s nonperforming assets for the past five years.

Table 19: Nonperforming assets at December 31,

	2008		2007		2006		2005		2004
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Loans:
Continuing Portfolio:
Consumer finance
Residential	$52,502	1.73	$22,352	0.63	$11,307	0.26	$6,979	0.15	$7,796	0.16
Consumer	29,939	1.00	14,455	0.50	6,266	0.20	1,829	0.07	1,894	0.07

Total consumer finance	82,441	1.37	36,807	0.57	17,573	0.23	8,808	0.12	9,690	0.13
Commercial
Commercial banking	49,987	1.96	26,804	1.10	21,105	0.85	26,002	1.24	13,502	0.67
Equipment financing	13,138	1.28	6,473	0.67	2,616	0.30	3,065	0.40	3,383	0.55

Total commercial	63,125	1.77	33,277	1.03	23,721	0.70	29,067	1.02	16,885	0.66
Commercial real estate	8,032	0.39	12,896	0.63	17,618	0.92	22,678	1.25	8,431	0.49
Residential development	48,628	30.10	—	—	—	—	—	—	—	—

Total commercial real estate	56,660	2.53	12,896	0.63	17,618	0.92	22,678	1.25	8,431	0.49

Non performing loans—continuing portfolio	202,226	1.71	82,980	0.69	58,912	0.46	60,553	0.50	35,006	0.30

Liquidating Portfolio:
NCLC	13,402	71.53	22,797	27.29	—	—	—	—	—	—
Consumer (home equity)	16,938	5.97	7,126	2.09	—	—	—	—	—	—

Non performing loans—liquidating portfolio	30,340	10.03	29,923	7.06	—	—	—	—	—	—

Total non performing loans	232,566	1.92	112,903	0.91	58,912	0.46	60,553	0.50	35,006	0.30

Foreclosed and repossessed assets:
Residential and consumer	7,755		5,958		991		659		214
Commercial	22,868		2,211		1,922		5,126		2,824

Total foreclosed and repossessed assets	30,623		8,169		2,913		5,785		3,038

Total non performing assets	263,189		121,072		61,825		66,338		38,044

(1)	Percentage represents the balance of nonaccrual loans to the total loans outstanding excluding unamortized premiums and deferred costs within the comparable category.

It is Webster’s policy that all loans 90 or more days past due are placed in non-accruing status. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection. Loans past due 90 days or more and still accruing are disclosed in Table 21 below.

Nonperforming loans were $232.6 million at December 31, 2008, compared to $112.9 million at December 31, 2007. Nonperforming loans are defined as non-accruing loans. Nonperforming assets (nonperforming loans plus foreclosed and repossessed assets) from the continuing portfolios totaled $232.8 million, or 1.9% of total loans and foreclosed property at December 31, 2008 as compared to $91.1 million, or 0.7% of total loans and foreclosed property at December 31, 2007. C&I, residential development, 1-4 family mortgages and residential construction loans represented $100.0 million of the $137.5 million increase from December 31, 2007. The majority of the increase is a result of $44.3 million in nonaccrual residential development loans and $25.9 million in nonaccrual residential loans which reflect the continuing challenge of the residential housing market, the slowing demand for new housing and the general deterioration of economic condition.

Non-performing loans in the liquidating indirect national construction and indirect out of footprint home equity portfolio totaled $13.4 million and $16.9 million at December 31, 2008, respectively, and $22.8 million and $7.1 million a year ago. There were no foreclosed assets from the liquidating portfolio at December 31, 2008 and 2007. Webster’s liquidating portfolios, consisting of indirect, out of market, home equity and national construction loans, had $302.4 million outstanding at December 31, 2008 compared to $423.9 million when the liquidating portfolios were established at December 31, 2007. The total of $302.4 million consists of $18.7 million in construction loans and $283.7 million in home equities.

Interest on nonaccrual loans (continuing and liquidating portfolios) that would have been recorded as additional interest income for the years ended December 31, 2008, 2007 and 2006 had the loans been current in accordance with their original terms approximated $16.7 million, $7.8 million and $2.7 million, respectively. See Note 1 of Notes to Consolidated Financial Statements contained elsewhere within this report for information concerning the nonaccrual loan policy.

On November 13, 2008 Webster announced a 90-day moratorium on home foreclosures for Webster owned mortgages that were 30 days or more delinquent as of November 4, 2008. Webster also announced a plan to expand mortgage assistance programs to keep families in there homes. Eligible borrowers were required to occupy the home collateralizing the loan as their principal residence, be working in good faith to stay current on their mortgage and provide evidence of sufficient income to support affordable mortgage payments. Mortgage assistance focuses on creating affordable, sustainable payments plans, and may include such options as: temporarily reducing the monthly payment, extending fixed payment periods on adjustable loans, extending mortgages beyond the current length, refinancing or adjusting interest rates. The use of these options are based on underwriting criteria designed to ensure that borrowers can afford the new terms. At December 31, 2008 Webster had modified, or was in the process of negotiating modifications, for approximately $26.2 million in mortgages. Approximately $64.1 million in mortgages were pending review at December 31, 2008. On February 19, 2009, Webster announced the extension of the home foreclosure moratorium through March 31, 2009.

Table 20: Troubled debt restructures.

A loan whose terms have been modified due to the financial difficulties of a borrower are reported by Webster as a troubled debt restructure (TDR). All TDRs are placed in non-accruing status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. All fees and expenses associated with a TDR are expensed as incurred. The following table presents loans that have been restructured as a TDR as of the date presented.

	At December 31,
(In thousands)	2008	2007	2006	2005	2004
Commercial	$7,803	$18,026	$—	$—	$—
Residential	3,698	35	144	—	—
Consumer	473	—	—	12	20

Total	$11,974	$18,061	$144	$12	$20

The increase in residential and consumer troubled debt restructures reflect the impact of Webster’s expansion of mortgage assistance programs to keep borrowers in their homes.

Webster individually reviews classified loans greater than $250,000 for impairment based on the fair value of collateral or expected cash flows. At December 31, 2008 impaired loans totaled $203.4 million including loans of $32.6 million with an impairment allowance of $28 million. At December 31, 2007, there were $67.1 million of impaired loans including loans of $19.4 million with an impairment allowance of $5.8 million. The decrease in impaired loans is directly related to the $112.9 million increase in net charge offs for the year ended December 31, 2008 as compared to 2007.

Table 21: Loans past due 30 days or more.

The following table sets forth information regarding Webster’s delinquent loans, excluding loans held for sale and nonaccrual loans, at December 31.

	2008		2007		2006		2005		2004
(Dollars in thousands)	Principal Balances	%(1)	Principal Balances	%(1)	Principal Balances	%(1)	Principal Balances	%(1)	Principal Balances	%(1)
Past due 30-89 days:
Continuing Portfolio:
Residential	$45,909	1.51	$23,710	0.67	$14,954	0.34	$17,717	0.37	$11,296	0.24
Consumer	33,848	1.14	22,347	0.78	14,018	0.44	10,878	0.39	3,777	0.14
Commercial	29,353	0.82	18,935	0.54	7,115	0.21	46,343	1.61	21,338	0.83
Commercial real estate	7,158	0.35	8,178	0.45	26,476	1.39	31,680	1.75	6,611	0.39
Residential development	2,096	1.29	3,876	1.60

Past Due 30-89 days Continuing portfolio	118,364		77,046		62,563		106,618		43,022

Liquidating Portfolio:
NCLC	4,487	23.95	13,143	15.78	—	—	—	—	—	—
Consumer (home equity)	15,621	5.51	8,793	2.58	—	—	—	—	—	—

Past Due 30-89 days Liquidating portfolio	20,108		21,936		—		—		—

Past due 90 days or more and accruing:
Commercial	459	0.01	1,141	0.03	1,490	0.04	6,676	0.23	1,122	0.04
Commercial real estate	450	0.02	550	0.03	—	—	—	—	—	—
Residential development	201	0.12	200	0.08	—	—	—	—	—	—

Total	$139,582		$100,873		$64,053		$113,294		$44,144

(1)	Percentage represents the balance of past due loans to the total loans outstanding within the comparable category.

Delinquencies in home equity loans within the continuing consumer portfolio increased as loans greater than 30 days past due were 1.12% at December 31, 2008 up from 0.78% at September 30, 2008 while the nonaccrual rate increased to 1.0% from 0.80% at September 30, 2008, reflective of the current economic environment.

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

Management considers the adequacy of the allowance for credit losses a critical accounting policy. The adequacy of the allowance for credit losses is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Webster’s market and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for credit losses is adequate as of December 31, 2008, actual results may prove different and these differences could be significant.

Webster’s Credit Risk Management Committee, which was established in 2008 as one of the outcomes of the Company’s organization review, meets on a quarterly basis to review and conclude on the adequacy of the allowance and the results are reviewed by executive management and reported to the Enterprise Risk Management Committee. In addition, findings from the loan review function are reported to the Enterprise Risk Management Committee and the Risk Committee of the Board of Directors on a quarterly basis.

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

•	Pooled loan loss factors (not individually graded loans) are based on expected net charge-offs. Pooled loans are loans that are homogeneous in nature, such as residential and consumer loans.

•	The loan portfolios are characterized by historical statistics such as default rates, loss in event of default rates and internal risk ratings.

•	Webster statistically evaluates the impact of larger concentrations in the commercial loan portfolio.

•

Comparable industry charge-off statistics by line of business, broadly defined as residential, consumer, home equity and second mortgages, commercial real estate and commercial and industrial lending, are utilized as factors in calculating loss estimates in the loan portfolios.

•	Actual losses by portfolio segment are reviewed to validate estimated probable losses.

At December 31, 2008, the allowance for loan losses was $235.3 million, or 1.9% of the total loan portfolio, and 101.2% of total nonperforming loans. This compares with an allowance of $188.1 million or 1.5% of the total loan portfolio, and 166.6% of total nonperforming loans at December 31, 2007. The allowance for loan losses that related to the continuing portfolio was $202.7 million at December 31, 2008 and represented 1.7% of the total loans in the continuing portfolio. Liquidating portfolio charge-offs of $46.9 million for the year consisted of $22.5 million in gross charges for construction loans and $24.4 million in gross charges for consumer home equity loans. Charge-offs from the liquidating portfolios were taken against the special reserves established in the fourth quarter of 2007 which was increased by $40.6 million during the year ended December 31, 2008. The increase in charge-off activity reflects the expedited resolution approach taken by management for the NCLC portfolio for the year ended December 31, 2008. The allowance for loan losses that related to the liquidating portfolio was $43.2 million at December 31, 2008 and represented 13.5% of the total loans in the liquidating portfolio. The allowance for loan losses does not include reserve for unfunded credit commitments. The allowance for loan losses does not include the reserve for unfunded credit commitments that is discussed in the following paragraph. The increase in the allowance for credit losses year over year reflects the need for increased reserve levels in light of deteriorating economic conditions across all lines of business.

The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments and letters of credit. These commitments are converted to estimates of potential loss using loan equivalency factors, and include internal and external historic loss experience. At December 31, 2008, the reserve for unfunded credit commitments was $10.5 million, which represents 4.3% of the total allowance for credit losses. This compares with a reserve for unfunded credit commitments of $9.5 million, which represents 4.8% of the total allowance for credit losses at December 31, 2007. As part of its risk management process, the Company closely monitors all draw activity for trends.

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

Table 22: Allowance for credit losses activity.

	Years ended December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Continuing portfolio:
Balance at beginning of year	$147,680	$154,994	$155,632	$150,112	$121,674
Allowances from purchase transactions	—	—	4,724	—	20,698
Writedown of loans transferred to held for sale	—	—	—	(775)
Provision	145,683	3,629	11,000	9,500	18,000
Charge-offs:
Residential	(7,918)	(1,163)	(385)	(833)	(1,629)
Consumer	(15,011)	(6,474)	(1,320)	(633)	(613)
Commercial (a)	(36,503)	(8,687)	(17,125)	(8,288)	(12,709)
Commercial real estate	(1,557)	(117)	—	—	—
Residential development	(34,030)	—	—	—	—

Total charge-offs—continuing portfolio	(95,019)	(16,441)	(18,830)	(9,754)	(14,951)

Recoveries:
Residential	288	404	175	548	689
Consumer	925	1,600	105	187	259
Commercial	2,369	3,494	2,188	5,814	3,743

Total recoveries—continuing portfolio	3,582	5,498	2,468	6,549	4,691

Net loan charge-offs—continuing portfolio	(91,437)	(10,943)	(16,362)	(3,205)	(10,260)

Balance at end of year—continuing portfolio	$201,926	$147,680	$154,994	$155,632	$150,112

Liquidating portfolio:
Beginning balance	$49,906	$—	N/A	N/A	N/A
Provision	40,617	64,121	N/A	N/A	N/A
Charge-offs:
NCLC	(23,346)	(9,259)	N/A	N/A	N/A
Consumer (home equity)	(24,444)	(4,956)	N/A	N/A	N/A

Total charge-offs—liquidating portfolio	(47,790)	(14,215)	N/A	N/A	N/A

Recoveries:
NCLC	1,152	—	N/A	N/A	N/A
Consumer (home equity)	18	—	N/A	N/A	N/A

Total recoveries—liquidating portfolio	1,170	—	N/A	N/A	N/A

Net loan charge-offs—liquidating portfolio	(46,620)	(14,215)	N/A	N/A	N/A

Ending balance—liquidating portfolio	43,903	49,906	N/A	N/A	N/A

Ending balance—total allowance for credit losses	$245,829	$197,586	$154,994	$155,632	$150,112

Components:
Allowance for loan losses	$235,329	$188,086	$147,719	$146,486	$150,112
Reserve for unfunded credit commitments (b)	10,500	9,500	7,275	9,146	—

Allowance for credit losses	$245,829	$197,586	$154,994	$155,632	$150,112

Allowance for credit losses/total loans	2.02%	1.58%	1.20%	1.27%	1.28%

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.
(b)	Effective December 31, 2005, Webster transferred the portion of the allowance for loan losses related to commercial and consumer lending commitments and letters of credit to the reserve for unfunded credit commitments.

Table 23: Net charge-offs to average outstanding loans by category.

	For the years ended December 31,
	2008	2007	2006	2005	2004
Net charge-offs continuing
Residential	0.22%	0.02%	—%	0.01%	0.02%
Consumer	0.47	0.15	0.04	0.02	0.01
Commercial (a)	1.01	0.10	0.30	0.09	0.38
Commercial real estate	1.57	0.01	—	—	—

Net charge-offs continuing	0.74%	0.09%	0.13%	0.03%	0.09%

Net charge-offs liquidating
NCLC	53.67%	11.12%	n/a	n/a	n/a
Consumer (home equity)	7.80	2.66	n/a	n/a	n/a

Net charge-offs liquidating	12.74	5.28	n/a	n/a	n/a

Total net charge-offs to total average loans	1.09%	0.20%	0.13%	0.03%	0.09%

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.

Table 24: Allocation of allowance for credit losses at December 31,

	2008		2007		2006		2005		2004
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Allowance for credit losses at end of year applicable to:
Continuing portfolio:
Residential	$17,956	0.6%	$12,689	0.4%	$15,964	0.4%	$17,198	0.4%	$16,848	0.4%
Consumer	19,385	0.7	21,517	0.7	15,102	0.5	17,909	0.6	17,897	0.7
Commercial	121,008	3.4	85,900	2.5	91,843	2.7	92,318	3.2	87,661	3.4
Commercial real estate	43,578	1.9	27,574	1.3	32,085	1.7	28,207	1.6	27,706	1.6
Liquidating portfolio:
NCLC	5,623	30.0	17,200	20.7	N/A	N/A	N/A	N/A	N/A	N/A
Consumer	38,279	13.5	32,706	9.6	N/A	N/A	N/A	N/A	N/A	N/A

Total	$245,829		$197,586		$154,994		$155,632		$150,112

(1)	Percentage represents the allocated allowance for credit losses to the total loans outstanding within the comparable category.

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

Webster Bank gathers and services retail and commercial deposits through 181 banking offices throughout Connecticut (139 locations), Massachusetts (24 locations), Rhode Island (10 locations) and New York (8 locations). Deposit customers can access their accounts in a variety of ways including branch banking, ATMs, internet banking or telephone banking. Customer services also include 489 ATM facilities with membership in NYCE and PLUS networks and provide 24-hour access to linked accounts. Of the 489 total ATM facilities, 147 in-store, Webster branded ATMs were placed on-line during 2008 in select Walgreens locations in Massachusetts (115 locations, primarily in the eastern part of the state), Rhode Island (23 locations) and Connecticut (9 locations). This branding agreement complements Webster’s branch expansion program and establishes another distribution platform for future growth in Rhode Island and Massachusetts. Webster Bank’s internet service allows, among other things, customers the ability to open an account, transfer money between accounts, review statements, check balances and pay bills through the use of a personal computer. The telephone banking service provides automated customer access to account information 24 hours per day, seven days per week and access to customer service representatives at certain established hours. Customers can transfer account balances, process stop payments and change addresses, place check orders, open deposit accounts, inquire about account transactions and request general information about products and services. Additional services include automatic loan payment from accounts as well as direct deposit of Social Security benefits, payroll, and other retirement benefits.

Although not an integral part of its deposit strategies, from time to time, brokered deposits are used as an alternative means of funds generation. As with any other funding source, Webster Bank considers its needs, relative cost and availability in determining the suitability of brokered deposits. At December 31, 2008 and 2007, outstanding brokered deposits totaled $194.2 million and $236.3 million, respectively.

Webster also attracts deposits in health savings accounts through HSA Bank. At December 31, 2008 and 2007, HSA Bank had $530.7 million and $403.9 million, respectively in deposits. HSA Bank also had $52.6 million and $57.9 million in brokerage account balances at December 31, 2008 and 2007, respectively. See Note 10 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional deposit information.

Borrowings

Webster is a member of the Federal Home Loan Bank of Boston, which is a part of the Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged (principally single-family residential mortgage loans and securities). The maximum amount of credit which the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. Webster satisfied its collateral requirement at December 31, 2008. Long-term and short-term borrowings are utilized as a source of funding to meet liquidity and planning needs when the cost of these funds are favorable compared to alternative funding sources. At December 31, 2008 and 2007, FHLB advances totaled $1.3 billion and $1.0 billion, respectively, and represented 37.1% and 34.5%, respectively, of total outstanding borrowed funds.

Webster Bank’s wholesale funding sources include securities repurchase agreements whereby Webster delivers securities to counterparties under an agreement to repurchase the securities at a fixed price in the future. At December 31, 2008 and 2007 borrowings under repurchase agreements totaled $924.5 million and $754.8 million, respectively, and represented 26.0% and 25.8%, respectively, of total outstanding borrowed funds. Other funding sources include purchases of term and overnight Federal funds, which amounted to $474.4 million and $348.8 million at December 31, 2008 and 2007, respectively. The Bank often participates and is awarded U.S. Treasury operating funds in auctions conducted by the Federal Reserve System, which amounted to $150.0 million and $130.0 million at December 31, 2008 and 2007, respectively.

On April 2, 2007, Webster prepaid $105.0 million of its Webster Capital Trust I (“Trust I”) and Webster Capital Trust II (“Trust II”) securities at call prices of 104.68% and 105.0%, respectively, plus accrued and unpaid interest. The sole assets of Trust I and Trust II were $103.1 million of 9.36% junior subordinated deferrable interest debentures and $51.5 million of 10.0% subordinated debentures, respectively. Webster recorded a net pretax charge to income in the second quarter of 2007 of $6.8 million ($8.9 million related to the redemption premiums and unamortized issuance costs, partially offset by a $2.1 million gain on Trust I and II securities held by Webster).

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

On June 20, 2007, in connection with the closing of the Trust Securities offering, the Company entered into a Replacement Capital Covenant (the “RCC”), whereby the Company agreed for the benefit of certain of its debt holders’ named therein that it would not cause the redemption or repurchase of the Trust Securities or the Junior

Subordinated Notes during the time period specified in the RCC unless such repurchases or redemptions are made from the proceeds of the issuance of certain qualified securities and pursuant to the other terms and conditions set forth in the RCC. The initial series of indebtedness benefiting from the RCC is the Company’s 5.125% senior notes due April 15, 2014, CUSIP No. 947890AF6.

The proceeds from the issuance of the Junior Subordinated Notes were used for general corporate purposes.

Liquidity and Capital Resources

Liquidity management allows Webster to meet cash needs at a reasonable cost under various operating environments. Liquidity is actively managed and reviewed in order to maintain stable, cost effective funding to support growth in the balance sheet. Liquidity comes from a variety of sources such as the cash flow from operating activities including principal and interest payments on loans and investments, unpledged securities which can be sold or utilized to secure funding and by the ability to attract new deposits. Despite reporting a net loss from continuing operations of $318.8 million, after the exclusion of non-cash charges related to the provision for credit losses, other-than-temporary impairment of investment securities and impairment of its goodwill for the year ended December 31, 2008 Webster generated $485.2 million in cash flow from its operating activities an increase of $179.7 million or 58.8% when compared to 2007. Webster’s goal is to maintain a strong, increasing base of core deposits to support the growth in the loan portfolios.

The main sources of liquidity are customer deposits, wholesale borrowings, payments of principal and interest from our loan and securities portfolio and the ability to use our loan and securities portfolios as collateral for secured borrowings. Webster Bank is a member of the FHLB system. At December 31, 2008, outstanding FHLB advances totaled $1.3 billion and there was additional borrowing capacity from the FHLB of $1.6 billion. Additionally, investment securities were not fully utilized as collateral, and had all securities been used for collateral, Webster Bank would have additional borrowing capacity of approximately $1.0 billion. There is also the ability to borrow funds through repurchase agreements, using the securities portfolio as collateral. At December 31, 2008, outstanding repurchase agreements and other short-term borrowings totaled $1.6 billion. At December 31, 2008, Webster Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $0.3 billion, and had $309.8 million in capacity to issue FDIC backed debt through the TLGP. FHLB advances, repurchase agreements and other borrowings increased $0.3 billion from the prior year end, primarily to fund asset growth.

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

Webster’s main sources of liquidity at the parent company level are dividends from Webster Bank, investment income and net proceeds from borrowings and capital offerings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster’s common stock, and the payment of principal and interest to holders of senior notes and capital securities. There are certain restrictions on the payment of dividends. See Note 15 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information on such dividend restrictions. As of December 31,

2008, Webster had liquidity on hand at the parent holding company sufficient to pay five years of dividends on its preferred shares issued pursuant to the CPP, convertible preferred shares, trust preferred securities and senior notes.

During 2008 and 2007, a total of 33,524 and 4,416,271 shares, respectively, of common stock were repurchased at a cost of approximately $0.6 million and $178.5 million, respectively. The majority of the repurchased shares were part of Board approved programs. See Note 14 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information concerning stock repurchases.

Webster Bank is required by regulations adopted by the OCC to maintain liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OCC, may vary from institution to institution depending on such factors as the overall asset/liability structure, market conditions, competition and the nature of the institution’s deposit and loan customers. At December 31, 2008, Webster Bank exceeded all regulatory requirements.

Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. At December 31, 2008, Webster Bank was in full compliance with all applicable capital requirements and met the FDIC requirements for a “well capitalized” institution. See Note 15 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information concerning capital.

Table 25: Contractual obligations and commercial commitments at December 31, 2008.

Payments due by period in the following table are based on final maturity dates without consideration of early redemption.

	Payments Due by Period
(In thousands)	Total	Less than one year	1-3 years	3-5 years	After 5 years
Contractual Obligations:
FHLB advances	$1,331,197	$792,616	$335,783	$200,400	$2,398
Senior notes	150,000	—	—	—	150,000
Subordinated notes	200,000	—	—	200,000	—
Junior subordinated debt	300,019	—	—	—	300,019
Securities sold under agreements to repurchase	924,543	451,543	73,000	100,000	300,000
Other borrowed funds	643,308	643,308	—	—	—
Operating leases	167,424	19,236	35,185	27,994	85,009

Total contractual cash obligations	$3,716,491	$1,906,703	$443,968	$528,394	$837,426

	Amount of Commitment Expirations Per Period
(In thousands)	Total amounts committed	Less than one year	1-3 years	3-5 years	After 5 years
Commercial Commitments:
Commercial lines of credit	$1,950,840	$599,361	$812,454	$479,828	$59,197
Standby letters of credit	173,413	39,819	80,355	52,445	794
Other commercial commitments	334,495	102,513	151,266	34,262	46,454

Total commercial commitments	$2,458,748	$741,693	$1,044,075	$566,535	$106,445

Consumer Commitments:
Consumer lines of credit-continuing	$1,968,774	$50,048	$3,000	$6,187	$1,909,539
Consumer lines of credit-liquidating	21,792	—	159	—	21,633
Residential loan commitments	85,291	—	—	—	85,291

Total consumer commitments	$2,075,857	$50,448	$3,159	$6,187	$2,016,463

Totals	$4,534,605	$791,741	$1,047,234	$572,722	$2,122,908

The Company’s Treasury unit proactively monitors the level of unused commitments against its available sources of liquidity from its investment portfolio, from deposit gathering activities as well as available unused borrowing capacity from the FHLB, Federal Reserve, repurchase agreements and ability to issue FDIC backed debt via the TLGP and reports the results monthly to the Asset/ Liability Committee and the Enterprise Risk Management Committee

Issuance of Preferred Stock

8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock

In June 2008, Webster issued 225,000 shares of 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share (Series A Preferred Stock). Dividends on the Series A Preferred Stock are payable quarterly in arrears, when, as and if authorized and declared by Webster’s board of directors, at an annual rate of 8.50% on the liquidation preference of $1,000 per share. The dividend payment dates are the fifteenth day of each March, June, September and December, and Webster commenced paying dividends on September 15, 2008. Dividends on the Preferred Stock are non-cumulative. With certain limited exceptions, if Webster has not paid or set aside for payment full quarterly dividends on the Series A Preferred Stock for a particular dividend period, Webster may not declare or pay dividends on, or redeem, purchase or acquire, its common stock or other junior securities during the next succeeding dividend period. For the year ended December 31, 2008, Webster paid $9.8 million in dividends to the shareholders of the Series A Preferred Stock.

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

Series B Fixed Rate Cumulative Perpetual Preferred Stock

On November 21, 2008, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”), Webster entered into a Letter Agreement (which included the Securities Purchase Agreement, the “Purchase Agreement”) with Treasury pursuant to which the Company issued and sold to Treasury 400,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share, having a liquidation preference of $1,000 per share (the “Series B Preferred Stock”)

Cumulative dividends on the Series B Preferred Stock accrue on the liquidation preference at an annual rate of 5% for the first five years, and at an annual rate of 9% thereafter, but will be paid only when declared by the Company’s Board of Directors. The Series B Preferred Stock has no maturity date and ranks senior to the

Common Stock (and pari passu with the Company’s Series A Preferred Stock) with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The dividend payment dates are the fifteenth day of each February, May, August and November. At December 31, 2008 Webster had accrued $2.2 million for Series B Preferred Stock dividends scheduled to be paid on February 15, 2009.

The Series B Preferred Stock generally is non-voting, other than class voting on certain matters that could adversely affect the Series B Preferred Stock. If dividends on the Series B Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether consecutive or not, the Company’s authorized number of directors will be automatically increased by two and the holders of the Series B Preferred Stock, voting together with the holders of any then outstanding voting parity stock, will have the right to elect those directors at the Company’s next annual meeting of stockholders or at a special meeting of stockholders called for that purpose. These two directors will be elected annually and will serve until all accrued and unpaid dividends on the Series B Preferred Stock have been paid.

The Company may redeem the Series B Preferred Stock after February 15, 2012. Prior to this date, the Company may redeem the Series B Preferred Stock if (i) the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the Purchase Agreement) in excess of $100 million and (ii) the aggregate redemption price does not exceed the aggregate net cash proceeds from such Qualified Equity Offerings. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System.

Prior to November 21, 2011, unless the Company has redeemed the Series B Preferred Stock or Treasury has transferred the Series B Preferred Stock to a third party, the consent of Treasury will be required for Webster to (1) increase its common stock dividend or (2) redeem, purchase or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

Warrant for Common Stock

In connection with the issuance of the Series B Preferred Stock, Webster issued a warrant to purchase an aggregate 3,282,276 shares of Webster’s common stock. The initial exercise price of the warrant is $18.28 per share. Webster allocated the proceeds of $400.0 million from the issuance of the Series B Preferred Stock and warrant on a relative fair value basis. The value allocated to the warrant was $8.7 million which was recorded as a component of Webster’s paid in capital. The warrant will not impact earnings per share during periods in which Webster has net losses attributable to common shareholders since the effect would be anti-dilutive or during periods in which the exercise price of the warrant exceeds the average price of shares of Webster’s commons stock.

The warrant is immediately exercisable. In the event the Company completes one or more Qualified Equity Offerings on or prior to December 31, 2009 that result in the Company receiving aggregate gross proceeds of not less than $400 million, the number of the shares of common stock underlying the portion of the warrant then held by Treasury will be reduced by one-half of the shares of common stock originally covered by the warrant. Pursuant to the Purchase Agreement, Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant. The warrant will expire on November 21, 2018.

The Series B Preferred Stock and the warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company has agreed to register the resale or secondary offering of the Series B Preferred Stock, the warrant and the shares of common stock issuable upon exercise of the warrant (the “Warrant Shares”) as soon as practicable after the date of the issuance of the Series B Preferred Stock and the warrant. Neither the Series B Preferred Stock nor the warrant is subject to any contractual restrictions on transfer, except that Treasury may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of (i) the date on which the Company has received aggregate gross proceeds of not less than $400 million from one or more Qualified Equity Offerings and (ii) December 31, 2009.

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

For the year ended December 31, 2008, Webster Bank did not engage in any off-balance sheet transactions that would have a material effect on its consolidated financial condition.

Asset/Liability Management and Market Risk

An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an Asset/Liability Committee (“ALCO”). The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board of Director approved risk limits. The Board sets limits for earnings at risk for parallel ramps in interest rates over 12 months of plus and minus 100, 200 and 300 basis points. Economic value or “equity at risk” limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points. Based on the historic lows in short-term interest rates as of December 31, 2008, the declining interest rate scenarios for both the earnings at risk for parallel ramps and the equity as risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer term earnings at risk for up to four years in the future.

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

Various interest rate contracts, including futures and options, interest rate swaps and interest rate caps and floors can be used to manage interest rate risk. As of December 31, 2008, Webster was paying the floating rate side of $350 million in interest rate swaps of varying maturities. These swaps were entered into during 2003 and 2004 to effectively convert fixed rate FHLB senior notes and subordinated debt into floating rate liabilities. Webster was paying the fixed rate side of a $100 million interest rate swap maturing in 2013. This swap was entered into during 2008 to effectively convert a floating rate FHLB advance into a fixed rate liability. All of the swaps qualify for fair value or cash flow hedge accounting treatment under FAS 133. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counter party to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged and therefore, the notional amounts should not be taken as a measure of credit risk. Assets of $38.2 million and liabilities of $7.4 million were recognized for the fair value of these swaps at December 31, 2008. Liabilities of $0.7 million were recognized for the fair value of the swaps at December 31, 2007. See Notes 1 and 18 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information.

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

The following table summarizes the estimated impact that gradual 100 and 200 basis point changes in interest rates over a twelve month period starting December 31, 2008 and December 31, 2007 might have on Webster’s net income for the subsequent twelve month period, compared to net income assuming no change in interest rates.

Table 26: Earnings sensitivity (Earnings at risk).

	-200 bp	-100 bp	+100 bp	+200 bp
December 31, 2008	N/A	N/A	+1.9%	+5.3%
December 31, 2007	-1.9%	-0.5%	-0.7%	-0.6%

Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is well within policy limits for all scenarios. The flat rate scenario at the end of 2007 assumed a Fed funds rate of 4.25%. The flat rate scenario as of December 31, 2008 has a Fed funds rate of 0.25%. The increase in earnings volatility to higher rates since year end is mainly due to mix change toward more floating rate loans, lengthening of time deposit and borrowing maturities, and an increase in fixed rate funding via the issuance of preferred equity. The interest rate risk position has been modified in recognition of historically low market interest rates and in anticipation of eventual increases in market interest rates. Webster is well within policy limits for all scenarios.

Webster can also hold futures and options positions to minimize the price volatility of certain assets held as trading securities. Changes in the market value of these positions are recognized in the Consolidated Statements of Income in the period during which the change occurred.

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s net income for the subsequent twelve month period starting December 31, 2008.

Table 27: Yield Curve Twist.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100 BP	-50 BP	+50 BP	+100 BP	-100 BP	-50 BP	+50 BP	+100 BP
December 31, 2008	N/A	N/A	-3.5%	-5.0%	-16.2%	-7.6%	+6.6%	+12.3%
December 31, 2007	+5.0%	+2.4%	-2.9%	-5.5%	-6.5%	-2.8%	+2.3%	+4.4%

The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months and the long end as terms of greater than 18 months. Webster’s net income generally benefits from a fall in short term interest rates since more new and existing liabilities than assets are tied to short term rates. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base and the impact of any rate floors on those deposits. An increase in short term interest rates has the opposite effect on net income. Webster’s net income generally benefits from a rise in long term interest rates since more new and existing assets than liabilities are tied to long term rates. The decrease in net income from a fall in long term rates is typically greater than the increase in net income from a rise in long term rates due to the acceleration of asset prepayment activity as rates fall. These results reflect the annualized impact to earnings of immediate rate changes. The actual impact can be uneven during the year especially in the Short End scenarios where asset yields tied to Prime or LIBOR change immediately while certain deposit rate changes take more time. Webster introduced policy limits for these yield curve twist scenarios in 2007 and is within policy for all scenarios except the Long End declines. The risk arising from Long End declines is primarily driven by mortgage prepayments. The assumptions for the 30 year conforming fixed rate mortgage in the -50BP scenario and -100 BP scenarios as of December 31, 2008 are 4.94% and 4.44%, respectively. The prevailing distress in the housing market has created added uncertainty as to the predictability of mortgage prepayments for declines in market interest rates. ALCO has approved the exception to the policy limits and continues to evaluate prepayment projections for these scenarios as well as potential hedging strategies.

Table 28: Market value sensitivity (Equity at risk).

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change
			-100 BP	+100 BP
December 31, 2008
Assets	$17,583,537	$17,092,247	N/A	$(316,917)
Liabilities	15,709,418	15,101,199	N/A	(230,612)

Total	$1,874,119	$1,991,048	N/A	$(86,305)
Net change as % base net economic value				(4.3)%

December 31, 2007
Assets	$17,201,960	$16,564,733	$296,729	$(347,718)
Liabilities	15,455,751	14,883,770	195,971	(177,071)

Total	$1,746,209	$1,680,963	$100,758	$(170,647)
Net change as % base net economic value			6.0%	(10.2)%

The book value of assets exceeded the estimated market value at December 31, 2008 and 2007 because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $563.9 million and $768.0 million, respectively. The above table includes interest-earning assets that are not directly impacted by changes in interest rates. Assets include available for sale equity securities of $30.8 million and $75.2 million, FHLB and FRB stock of $134.9 million and $111.0 million as of December 31, 2008 and 2007, respectively. See Note 3 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information concerning investment securities. Values for mortgage servicing rights have been included in the tables above as movements in interest rates affect their valuation.

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

At the end of 2008 Webster’s net economic value was less sensitive to changing rates than in 2007. The change in sensitivity was primarily due to the previously mentioned change toward more floating rate loans, lengthening of time deposit and borrowing maturities, and increase in fixed rate funding via the issuance of preferred equity.

Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster’s duration gap was positive 0.1 at the end of 2008. At the end of 2007, the duration gap was positive 0.7. A positive duration gap implies that assets are longer than liabilities and therefore, they have more economic price sensitivity than liabilities and will reset their interest rates slower than liabilities. Consequently, Webster’s net estimated economic value would decrease when interest rates rise as the increased value of liabilities would not offset the decreased value of assets. The opposite would occur when interest rates fall. Net income would also generally be expected to decrease when interest rates rise and increase when rates fall over the long term absent the effects of new business booked in the future. The change in Webster’s duration gap is due to asset duration falling 0.3 to 1.7 and liability duration rising 0.3 to 1.6 in 2008 for the reasons discussed above.

These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The net income and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at December 31, 2008 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Webster Financial Corporation:

We have audited the accompanying consolidated statements of condition of Webster Financial Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Webster Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Hartford, Connecticut
February 27, 2009

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2008	2007
Assets:
Cash and due from depository institutions	$259,208	$306,654
Short-term investments	22,154	5,112
Investment securities:
Trading, at fair value	77	2,340
Available for sale, at fair value	1,188,705	639,364
Held-to-maturity (fair value of $2,559,745 and $2,094,566)	2,522,511	2,107,227
Other securities	134,874	110,962

Total investment securities	3,846,167	2,859,893
Loans held for sale	24,524	221,568
Loans, net	11,952,262	12,287,857
Goodwill	529,887	728,038
Cash surrender value of life insurance	279,807	269,366
Premises and equipment	185,928	193,063
Assets held for disposition	5,571	51,603
Other intangible assets	34,039	39,977
Deferred tax asset, net	189,337	58,126
Accrued interest receivable and other assets	254,653	180,703

Total assets	$17,583,537	$17,201,960

Liabilities and Shareholders’ Equity:
Deposits	$11,884,890	$12,354,158
Federal Home Loan Bank advances	1,335,996	1,052,228
Securities sold under agreements to repurchase and other short-term debt	1,570,971	1,238,012
Long-term debt	687,797	650,643
Liabilities held for disposition	—	9,261
Accrued expenses and other liabilities	220,187	151,449

Total liabilities	15,699,841	15,455,751

Preferred stock of subsidiary corporation	9,577	9,577

Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized — 3,000,000 shares;
Series A Issued and outstanding — 224,900 shares at December 31, 2008	224,900	—
Series B Issued and outstanding — 400,000 shares at December 31, 2008	391,426	—
Common stock, $.01 par value; Authorized — 200,000,000 shares
Issued—56,607,177 shares and 56,594,469 shares	566	566
Paid-in capital	733,487	734,604
Retained earnings	783,875	1,183,621
Less: Treasury stock, at cost; 3,723,527 shares and 4,119,374 shares	(154,225)	(166,263)
Accumulated other comprehensive loss, net	(105,910)	(15,896)

Total shareholders’ equity	1,874,119	1,736,632

Total liabilities and shareholders’ equity	$17,583,537	$17,201,960

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(In thousands, except per share data)	2008	2007	2006
Interest Income:
Loans	$710,621	$837,711	$843,398
Investments	157,055	136,324	154,127
Loans held for sale	1,597	21,560	17,213

Total interest income	869,273	995,595	1,014,738

Interest Expense:
Deposits	250,182	361,307	310,199
Borrowings	113,300	126,096	195,989

Total interest expense	363,482	487,403	506,188

Net interest income	505,791	508,192	508,550
Provision for credit losses	186,300	67,750	11,000

Net interest income after provision for credit losses	319,491	440,442	497,550

Non-interest Income:
Deposit service fees	120,132	114,645	96,765
Loan related fees	29,067	30,830	34,389
Wealth and investment services	28,140	29,164	27,183
Mortgage banking activities	1,230	9,316	8,542
Increase in cash surrender value of life insurance	10,441	10,386	9,603
Net (loss) gain on investment securities	(4,034)	1,721	1,289
Loss on write-down of investments to fair value	(219,277)	(3,565)	(48,879)
Loss on sale of FNMA/FHLMC preferred stock	(2,060)	—	—
Gain on Webster Capital Trust I and II securities	—	2,130	—
Loss on sale of mortgage loans	—	—	(5,713)
Visa share redemption	1,625	—	—
Other income	6,684	7,685	8,426

Total non-interest income	(28,052)	202,312	131,605

Non-interest Expense:
Compensation and benefits	239,701	244,570	229,556
Occupancy	53,043	49,378	46,083
Furniture and equipment	61,155	59,771	54,828
Intangible assets amortization	5,939	10,374	13,865
Marketing	13,956	14,213	15,417
Outside services	15,758	15,038	15,927
Foreclosed and repossessed property expenses	8,943	2,010	118
Debt redemption premium	—	8,940	—
Severance and other costs	16,158	15,608	—
Acquisition costs	—	—	2,951
FDIC deposit insurance assessment	4,698	1,520	1,610
Other expenses	58,306	62,548	55,980
Goodwill impairment	198,379	—	—

Total non-interest expense	676,036	483,970	436,335

(Loss) income from continuing operations before income tax (benefit) expense	(384,597)	158,784	192,820
Income tax (benefit) expense	(65,840)	48,088	59,140

(Loss) income from continuing operations	(318,757)	110,696	133,680
(Loss) income from discontinued operations, net of tax	(3,073)	(13,923)	110

Net (loss) income	(321,830)	96,773	133,790
Preferred stock dividends and accretion of discount	12,087	—	—

Net (loss) income applicable to common shareholders	$(333,917)	$96,773	$133,790

Net (loss) income per common share:
Basic
(Loss) income from continuing operations	$(6.36)	$2.03	$2.50
Net (loss) income applicable to common shareholders	(6.42)	1.78	2.50
Diluted
(Loss) income from continuing operations	(6.36)	2.01	2.47
Net (loss) income applicable to common shareholders	(6.42)	1.76	2.47

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Preferred Stock	Common Stock		Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total
(In thousands, except share and per share data)		Shares	Amount
Balance, December 31, 2005	$—	54,117,218	$541	$619,644	$1,073,255	$(21,065)	$(27,878)	$1,644,497
Comprehensive income:
Net income for 2006		—	—	—	133,790	—	—	133,790
Other comprehensive income (loss), net of taxes
Net unrealized gain on securities available for sale		—	—	—	—	—	2,627	2,627
Decrease in net unrealized loss on securities available for sale due to write-down to fair value		—	—	—	—	—	31,134	31,134
Amortization of unrealized loss on securities transferred to held to maturity		—	—	—	—	—	666	666
Amortization of deferred hedging gain		—	—	—	—	—	(168)	(168)

Other comprehensive income								34,259

Comprehensive income								168,049
Dividends paid of $1.06 per common share		—	—	—	(57,037)	—	—	(57,037)
Exercise of stock options, including excess tax benefits		190,148	3	5,150	—	4,583	—	9,736
Repurchase of 1,347,929 shares		—	—	—	—	(63,165)	—	(63,165)
Common stock issued in acquisition		1,964,204	20	95,568	—	77,254	—	172,842
Stock-based compensation expense		—	—	4,415	—	—	—	4,415
Restricted stock grants and expense		106,658	—	1,617	—	2,393	—	4,010
Employee Stock Purchase Plan		10,479	—	492	—	—	—	492
Adoption of SFAS No. 158 as of December 31, 2006		—	—	—	—	—	(9,705)	(9,705)

Balance, December 31, 2006		56,388,707	564	726,886	1,150,008	—	(3,324)	1,874,134
Comprehensive income:
Net income for 2007		—	—	—	96,773	—	—	96,773
Other comprehensive income (loss), net of taxes
Deferred gain on derivatives sold		—	—	—	—	—	2,645	2,645
Net unrealized loss on securities available for sale		—	—	—	—	—	(19,555)	(19,555)
Amortization of unrealized loss on securities transferred to held to maturity		—	—	—	—	—	464	464
Net actuarial loss and prior service cost for pension and other postretirement benefits		—	—	—	—	—	4,182	4,182
Amortization of deferred hedging gain		—	—	—	—	—	(308)	(308)

Other comprehensive loss								(12,572)

Comprehensive income								84,201
Dividends paid of $1.17 per common share		—	—	—	(64,560)	—	—	(64,560)
Exercise of stock options, including excess tax benefits		201,586	2	5,802	—	3,826	—	9,630
Repurchase of 4,416,271 shares		—	—	—	—	(178,480)		(178,480)
Stock-based compensation expense		—	—	3,525	—	—	—	3,525
Restricted stock grants and expense		4,176	—	(1,714)	—	6,911	—	5,197
Cumulative effect of change in accounting for uncertainties in income taxes		—	—	—	1,400	—	—	1,400
Business combination contingent consideration		—	—	105	—	1,480	—	1,585

Balance, December 31, 2007	$—	56,594,469	$566	$734,604	$1,183,621	$(166,263)	$(15,896)	$1,736,632

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME, continued

	Preferred Stock	Common Stock		Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total
(In thousands, except share and per share data)		Shares	Amount
Balance, December 31, 2007	$—	56,594,469	$566	$734,604	$1,183,621	$(166,263)	$(15,896)	$1,736,632
Comprehensive income:
Net loss for 2008	—	—	—	—	(321,830)	—	—	(321,830)
Other comprehensive income (loss), net of taxes:
Net unrealized loss on securities available for sale, net of taxes	—	—	—	—	—	—	(59,186)	(59,186)
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	—	349	349
Net actuarial loss and prior service cost for pension and other postretirement benefits	—	—	—	—	—	—	(23,300)	(23,300)
Unrealized gain on cash flow hedge	—	—					(7,441)	(7,441)
Amortization of deferred hedging gain	—	—	—	—	—	—	(436)	(436)

Other comprehensive loss								(90,014)

Comprehensive loss								(411,844)
Dividends paid on common stock of $1.20 per share	—	—	—	—	(63,063)	—	—	(63,063)
Dividends paid on Series A preferred stock $43.44 per share	—	—	—	—	(9,775)	—	—	(9,775)
Dividends incurred on Series B preferred stock	—	—	—	—	(2,167)	—	—	(2,167)
Exercise of stock options, including excess tax benefits	—	4,695	—	(228)	—	760	—	532
Repurchase of 33,524 shares	—	—	—	—	—	(644)	—	(644)
Preferred stock accretion	145	—	—	—	(145)	—	—	—
Stock-based compensation expense	—	—	—	920	—		—	920
Restricted stock grants and expense	—	4,333	—	(3,223)	(1,842)	11,922	—	6,857
Conversion of Series A preferred stock	(100)	3,680	—	100	—	—	—	—
Issuance of Series A convertible preferred stock, net of issuance costs	225,000	—	—	(7,405)	—	—	—	217,595
Issuance of Series B preferred stock and warrants, net of issuance costs	391,281	—	—	8,719	—	—	—	400,000
EITF 06-4 Adoption	—	—	—	—	(924)	—	—	(924)

Balance, December 31, 2008	$616,326	56,607,177	$566	$733,487	$783,875	$(154,225)	$(105,910)	$1,874,119

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2008	2007	2006
Operating Activities:
Net (loss) income	$(321,830)	$96,773	$133,790
(Loss) income from discontinued operations, net of tax	(3,073)	(13,923)	110

(Loss) income from continuing operations	(318,757)	110,696	133,680
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Provision for credit losses	186,300	67,750	11,000
Deferred tax (benefit) expense	(89,914)	(13,483)	5,401
Depreciation and amortization	51,006	51,430	40,269
Amortization of intangible assets	5,939	10,374	13,865
Debt redemption premium	—	8,940	—
Gain on Webster Capital trust I and II securities	—	(2,130)	—
Stock-based compensation expense	7,777	8,722	8,425
Excess tax benefits from stock-based compensation	(1)	(498)	(1,213)
Net loss (gain) on sale of foreclosed properties	4,961	2,010	(48)
Impairment of goodwill	198,379	—	—
Loss on write-down of investments to fair value	219,277	3,565	48,879
Net loss (gain) on sale of securities	6,339	(1,884)	(980)
Net gain on sale of loans and loan servicing	(1,230)	(9,316)	(2,829)
Net (gain) loss on trading securities	(245)	163	(309)
Decrease (increase) in trading securities	2,508	2,339	(2,276)
Increase in cash surrender value of life insurance	(10,441)	(10,386)	(9,603)
Loans originated for sale	(208,380)	(2,836,359)	(1,893,287)
Proceeds from sale of loans originated for sale	425,706	2,882,581	1,809,233
Decrease (increase) in interest receivable	6,125	10,133	(2,202)
Decrease in prepaid expenses and other assets	11,604	2,257	11,369
Net (decrease) increase in accrued expenses and other liabilities	(11,763)	18,296	(14,782)
Proceeds from surrender of life insurance contracts	—	338	—
Contribution to stock purchased by the Employee Stock Purchase Plan	—	—	492

Net cash provided by operating activities	485,190	305,538	155,084

Investing Activities:
Purchases of securities, available for sale	(917,822)	(613,562)	(1,479,348)
Proceeds from maturities and principal repayments of securities, available for sale	36,071	299,841	1,600,792
Proceeds from sales of securities, available for sale	18,481	11,025	1,938,139
(Purchase) proceeds from sales of Federal Home Loan Bank and Federal Reserve Stock, net	(23,912)	26,793	31,986
Purchases of held-to-maturity securities	(154,595)	(209,823)	(14,528)
Proceeds from maturities and principal repayments of held-to-maturity securities	205,318	188,508	124,177
Net (increase) decrease in short-term investments	(17,042)	170,536	(63,633)
Net increase in loans	(379,628)	(154,595)	(777,863)
Net proceeds from sale of mortgage loans	—	—	242,433
Proceeds from sale of foreclosed properties	16,319	6,195	5,876
Net purchases of premises and equipment	(33,734)	(34,540)	(32,557)
Net cash received due to acquisitions	—	—	11,181

Net cash (used in) provided by investing activities	(1,250,544)	(309,622)	1,586,655

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year ended December 31,
(In thousands)	2008	2007	2006
Financing Activities:
Net (decrease) increase in deposits	$(469,268)	$(104,238)	$217,844
Proceeds from FHLB advances	113,427,552	22,411,826	78,896,149
Repayment of FHLB advances	(113,140,513)	(22,431,292)	(80,073,985)
Increase (decrease) in securities sold under agreements to repurchase and other short-term borrowings	334,222	344,996	(627,731)
Other long-term debt issued	—	199,344	—
Repayment of other long-term debt	—	(188,653)	(25,200)
Issuance of preferred stock	617,595	—	—
Cash dividends to common shareholders	(63,063)	(64,560)	(57,037)
Cash dividends to preferred shareholders	(9,775)	—	—
Exercise of stock options	532	9,630	9,736
Excess tax benefits from stock-based compensation	1	498	1,213
Contribution to stock purchased by the Employee Stock Purchase Plan	—	—	492
Common stock repurchased	(644)	(178,480)	(63,165)

Net cash provided by (used for) financing activities	696,639	(929)	(1,721,684)

Cash Flows from Discontinued Operations:
Operating activities	(2,651)	1,154	1,597
Financing activities	23,920	(1,375)	(3,470)

Net cash provided by (used for) discontinued operations	21,269	(221)	(1,873)

(Decrease) increase in cash and cash equivalents	(47,446)	(5,234)	18,182
Cash and cash equivalents at beginning of year	306,654	311,888	293,706

Cash and cash equivalents at end of year	$259,208	$306,654	$311,888

Supplemental Disclosures:
Interest paid	$365,556	$498,882	$514,558
Income taxes paid	24,173	56,423	37,003

Supplemental Schedule of Noncash Investing and Financing Activities:
Transfer of loans and leases, net to foreclosed properties	$43,735	$13,460	$2,956
Issuance of loan to finance sale of subsidiary	18,000	—	—
Transfer of property from premises and equipment to assets held for disposition	5,571
Mortgage loans securitized and transferred to mortgage-backed securities held-to-maturity	466,550	632,897	371,133
Residential construction loans held-for-sale transferred to residential construction loan portfolio	—	96,324	—
Transfer of loans to loans held for sale	19,052	—	—

Purchase Transactions:
Fair value of noncash assets acquired	$—	$—	$815,515
Fair value of liabilities assumed	—	—	653,854
Fair value of common stock issued	—	—	172,842

Sale Transactions:
Fair value of noncash assets sold	$40,833	$—	$—
Fair value of liabilities extinguished	7,117	—	—

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

1) Principles of Consolidation

The Consolidated Financial Statements include the accounts of Webster Financial Corporation and its consolidated subsidiaries (collectively, “Webster”), including Webster Bank, National Association, (“Webster Bank”) a national bank and, for periods prior to February 1, 2008, Webster Insurance, Inc., (“Webster Insurance”) an insurance agency. The operating results of Webster Insurance have been reported separately as discontinued operations, and as of December 31, 2007, the assets and liabilities of Webster Insurance have been reported separately as assets and liabilities held for disposition in the consolidated financial statements. The principal subsidiaries of Webster Bank include Center Capital Corporation (CCC), an equipment finance company; Webster Business Credit Corporation, an asset-based lender; Webster Preferred Capital Corporation, a publicly-traded real estate investment trust; and Webster Mortgage Investment Corporation, a Connecticut passive investment company. Subsidiaries of Webster Financial Corporation that have issued trust preferred securities, as described in Note 13, are not consolidated for financial reporting purposes in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised), Consolidation of Variable Interest Entities. The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and all significant intercompany balances and transactions have been eliminated in consolidation.

2) Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the periods presented. The actual results could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for credit losses, the determination of impairment of goodwill, other-than-temporary impairment of investment securities, and the valuation allowance for the deferred tax asset.

Cash and Cash Equivalents

For the purposes of the Consolidated Statements of Cash Flows, cash on hand and in banks is reflected as cash and cash equivalents. Webster is required by the Federal Reserve System to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. At December 31, 2008 and 2007, Webster was required by Federal Reserve Board regulations to maintain reserve balances of $25.7 million and $33.3 million, respectively, in cash on hand or at the Federal Reserve Bank.

Securities

Securities are classified as trading, available for sale or held to maturity. Management determines the appropriate classification of securities at the time of purchase. Securities are classified as held to maturity when the intent and ability is to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Securities bought and held for the purpose of selling in the near term are classified as trading and are stated at fair value, with net unrealized gains and losses recognized currently in non-interest income. Securities not classified as held to maturity or trading are classified as available for sale and are stated at fair value. Unrealized gains and losses, net of tax, on available for sale securities are included in accumulated other comprehensive income (loss), net of income taxes, which is a separate component of shareholders’ equity. Transfers from available for sale to held to maturity are recorded at fair value at the time of transfer. Any unrealized gain or loss on transferred securities is reclassified as a separate component of accumulated other comprehensive income (loss) and amortized as an adjustment to interest income using a method that approximates the level yield method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management believes that the allowance for credit losses is adequate. While management uses available information to estimate the embedded loss within the loan portfolios, future additions to the allowance may be necessary based on changes in economic conditions and portfolio performance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses and such agencies may require additions to the allowance for credit losses based on judgments different from those of management.

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

When derivative contracts that were designated as hedging instruments in fair value hedges are terminated, the fair value adjustment related to the hedged item is amortized as a yield adjustment over the remaining life of the hedged item. When derivative contracts that were designated as hedging instruments in cash flow hedges are terminated, the fair value adjustment related to the derivative instrument that is classified in accumulated other comprehensive income (loss) is amortized as a yield adjustment over the remaining life of the hedged item.

Short-term Investments

Short-term investments consist primarily of interest-bearing deposits in the FHLB or other short-term money market investments. These deposits are carried at cost, which approximates fair value.

Non-Marketable Securities

Non-marketable securities, such as Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, are carried at cost and are included as Other Securities on the Consolidated Balance Sheets.

Premises and Equipment and Depreciation

Premises and equipment are carried at cost, less accumulated depreciation. Depreciation of premises and equipment is accumulated on a straight-line basis over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated on a straight-line basis over the shorter of the useful life of the improvement or the term of the related leases. Premises and equipment being actively marketed for sale are reported as assets held for disposition in the accompanying Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill and Other Intangible Assets

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Goodwill impairment testing is performed at the segment (or reporting unit) level. Goodwill, which represents the excess of the cost of an acquisition over the fair value of the net assets acquired, is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.

The goodwill impairment analysis is a two-step test. The first step (Step1), used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

The second step (Step 2) involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. See Note 7—Goodwill and Other Intangible Assets for additional information regarding the impairment charges.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in Limited Partnerships

As of December 31, 2008 and 2007, Webster held $12.4 million and $15.3 million, respectively, in limited partnership investments (“direct investments”), which have been reflected within other assets in the accompanying Consolidated Statements of Condition. These investments are accounted for in accordance with Emerging Issues Task Force Topic D-46 (EITF D-46), “Accounting for Limited Partnership Investments”. EITF D-46 requires application of the equity method for interests exceeding 3-5% of total limited partners’ interests. The cost method is used to account for interests held that are less than 3-5%. Due to the disruption in the market and the general economic downturn, Webster’s investment in certain limited partnerships experienced declines in fair value that were judged to be other-than-temporary. For the years ended December 31, 2008 and 2007, Webster recognized a $1.9 million and $3.6 million charge to non-interest income for the loss on the write-down of these investments to fair value.

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

Tax benefits of uncertain tax positions are accounted for in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 were applied to all tax positions upon initial adoption of this standard as of January 1, 2007, with the effect of adoption recognized in retained earnings as the cumulative effect of an accounting change. Tax positions must have met the more-likely-than-not recognition threshold at the effective date in order for the related tax benefits to be recognized or continue to be recognized.

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

Effective December 31, 2006, Webster adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). As a result of the adoption of SFAS No. 158, an asset was recognized for the over funded status of the qualified pension plan; a liability was recognized for the under funded status of the supplemental pension and other postretirement benefit plans; and the net impact was recognized as an after-tax charge to accumulated other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

comprehensive income/loss. Subsequent to December 31, 2006, changes in the over funded or under funded status of these plans are recognized as a component of other comprehensive income.

Stock-based Compensation

Webster maintains stock-based employee and non-employee director compensation plans, as described more fully in Note 21. Webster recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Compensation cost is recognized over the requisite service period. Excess tax benefits are reported as a cash inflow from financing activities and a cash outflow from operating activities. Excess tax benefits result when tax-return deductions exceed recognized compensation cost determined using the fair value approach for financial statement purposes.

Loan and Loan Servicing Sales

Gains or losses on sales of loans are included in non-interest income and are recognized on the settlement date. These transactions are accounted for as sales based on the satisfaction of the criteria for such accounting which provide that the transferor (seller) has surrendered control over the loans. The Company also recognizes a separate asset for the value of the right to service mortgage loans for others, regardless of how those servicing rights are acquired. Webster has elected to measure servicing rights based upon the amortization method, which requires amortization into non-interest income over the estimated period of servicing revenue.

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

Comprehensive Income

Comprehensive income (loss) is defined as net income (loss) and any changes in equity from sources that are not reflected in the statements of income except those resulting from investments by or distributions to owners. Other comprehensive income (loss) includes items such as the following, net of income taxes: net changes in unrealized gains or losses on securities available for sale; unrealized gains or losses upon transfer of available for sale securities to held-to-maturity; changes in the net actuarial loss and prior service cost for pension and other postretirement benefits; and deferred gains on cash flow hedges. These amounts are reported in shareholders’ equity (accumulated other comprehensive income or loss) until they are recognized in the Consolidated Statements of Income.

Earnings Per Share

Basic net income per common share (“EPS”) is calculated by dividing net income (loss) available to common shareholders (net (loss) income less preferred dividends) by the weighted-average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock (such as stock options, restricted stock, convertible preferred stock and warrants for common stock) were exercised or converted into common stock that would then share in the earnings of Webster. Diluted EPS is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding, adjusted for the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common shares were issued during the reporting period. For each of the years in the two-year period ended December 31, 2007, the difference between basic and diluted weighted average shares outstanding was entirely due to the effects of stock-based compensation as potential common shares. For the year ended December 31, 2008 the effects of convertible preferred stock and the outstanding warrant in addition to the stock based compensation were taken into account as potential common shares. To the extent that inclusion of potential common stock is anti-dilutive to the computation of diluted earnings per share, those items are excluded for diluted EPS purposes. For the year ended December 31, 2008 all potential common stock was anti-dilutive and therefore excluded from the computation of dilutive EPS. Both basic and diluted EPS have been computed and disclosed for continuing operations, discontinued operations and total net income.

Standby Letters of Credit

Substantially all the outstanding standby letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. 45. These are irrevocable undertakings by Webster, as guarantor, to make payments in the event a specified third party fails to perform under a nonfinancial contractual obligation. Most of the performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. At December 31, 2008, standby letters of credit totaled $173.4 million. The fair value of standby letters of credit is considered insignificant to Webster’s Consolidated Financial Statements.

Reclassifications

Certain financial statement balances as previously reported are reclassified whenever necessary to conform to the current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: Sale of Subsidiaries

The activities related to Webster Insurance have been reported separately, with prior period amounts reclassified as assets and liabilities held for disposition in the Consolidated Balance Sheets as of December 31, 2007 and operating results for the three years ended December 31, 2008, 2007 and 2006 have been reclassified as discontinued operations in the Consolidated Statements of Operations. Related disclosures in the notes to the consolidated financial statements have also been revised to incorporate the effect of the discontinued insurance operations.

On February 1, 2008, Webster completed the sale of Webster Insurance to USI Holdings Corporation. In connection with the sale, Webster Bank entered into a joint marketing arrangement with USI to provide expanded products and services to their respective clients. The sale resulted in the recognition of a loss of $2.2 million in the first quarter of 2008. A total of $40.4 million of assets held for disposition were transferred to the buyer as well as $6.3 million of liabilities.

On April 22, 2008, Webster announced that a definitive agreement had been reached to sell Webster Risk Services, a third-party workers’ compensation administrator. A $0.2 million loss, net of tax, was recorded upon completion of the sale on June 30, 2008.

NOTE 3: Securities

A summary of securities follows:

(In thousands)			Unrealized		Estimated Fair Value
	Par Value	Amortized Cost	Gains	Losses
December 31, 2008:
Trading:
Municipal bonds and notes					$77

Available for sale:
Government Treasury Bills	$2,000	$1,998	$2	$—	$2,000
Corporate bonds and notes	359,996	159,610	—	(66,092)	93,518
Equity securities	N/A	30,925	2,024	(2,174)	30,775
Mortgage-backed securities—GSE	970,905	972,323	16,592	(152)	988,763
Mortgage-backed securities—Commercial	135,000	133,814	—	(60,165)	73,649

Total available for sale	$1,467,901	$1,298,670	$18,618	$(128,583)	$1,188,705

Held-to-maturity:
Municipal bonds and notes	$703,944	$700,365	$9,627	$(14,481)	$695,511
Mortgage-backed securities—GSE	1,749,399	1,751,679	43,912	—	1,795,591
Mortgage-backed securities—Other	70,493	70,467	—	(1,824)	68,643

Total held-to-maturity	$2,523,836	$2,522,511	$53,539	$(16,305)	$2,559,745

Other securities:
Federal Home Loan Bank stock	$93,159	$93,159	$—	$—	$93,159
Federal Reserve Bank stock	41,715	41,715	—	—	41,715

Total other securities	$134,874	$134,874	$—	$—	$134,874

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Par Value	Amortized Cost	Unrealized		Estimated Fair Value
			Gains	Losses
December 31, 2007:
Trading:
Municipal bonds and notes					$2,340

Available for sale:
Corporate bonds and notes	$390,228	$350,209	$2,672	$(20,583)	$332,298
Equity securities	—	78,354	1,763	(4,944)	75,173
Mortgage-backed securities—GSE	145,920	145,958	587	(54)	146,491
Mortgage-backed securities—Commercial	85,000	84,158	1,244	—	85,402

Total available for sale	$621,148	$658,679	$6,266	$(25,581)	$639,364

Held-to-maturity:
Municipal bonds and notes	$638,076	$635,103	$10,580	$(2,470)	$643,213
Mortgage-backed securities—GSE	1,389,096	1,390,831	2,748	(21,963)	1,371,616
Mortgage-backed securities—Other	81,454	81,293	—	(1,556)	79,737

Total held-to-maturity	$2,108,626	$2,107,227	$13,328	$(25,989)	$2,094,566

Other securities:
Federal Home Loan Bank stock	$69,249	$69,249	$—	$—	$69,249
Federal Reserve Bank stock	41,713	41,713	—	—	41,713

Total other securities	$110,962	$110,962	$—	$—	$110,962

As of December 31, 2008, the fair value of equity securities consisted of common stock of $24.6 million and preferred stock of $6.2 million. The fair value of equity securities at December 31, 2007 consisted of common stock of $41.0 million and preferred stock of $34.2 million.

Management evaluates all investment securities with an unrealized loss in value, whether caused by adverse interest rates, credit movements or some other factor to determine if the loss is other-than-temporary. The following table provides information on the gross unrealized losses and fair value of Webster’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position at December 31, 2008.

	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Corporate bonds and notes	$5,116	$(8,734)	$49,651	$(57,358)	$54,767	$(66,092)
Equity securities	9,028	(2,171)	15	(3)	9,043	(2,174)
Mortgage-backed securities-GSE	17,843	(8)	45,942	(144)	63,785	(152)
Mortgage-backed securities-Commercial	50,319	(24,399)	23,330	(35,766)	73,649	(60,165)

Total available for sale	$82,306	$(35,312)	$118,938	$(93,271)	$201,244	$(128,583)

Held-to-maturity:
Municipal bonds and notes	$273,335	$(10,617)	$56,820	$(3,864)	$330,155	$(14,481)
Mortgage-backed securities-Other	—	—	68,643	(1,824)	68,643	(1,824)

Total held-to-maturity	$273,335	$(10,617)	$125,463	$(5,688)	$398,798	$(16,305)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on the gross unrealized losses and fair value of Webster’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position at December 31, 2007.

	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Corporate bonds and notes	$284,385	$(19,686)	$4,504	$(897)	$288,889	$(20,583)
Equity securities	47,001	(4,764)	639	(180)	47,640	(4,944)
Mortgage-backed securities-GSE	70,819	(54)	—	—	70,819	(54)

Total available for sale	$402,205	$(24,504)	$5,143	$(1,077)	$407,348	$(25,581)

Held-to-maturity:
Municipal bonds and notes	$143,177	$(2,210)	$19,118	$(260)	$162,295	$(2,470)
Mortgage-backed securities-GSE	—	—	954,730	(21,963)	954,730	(21,963)
Mortgage-backed securities-other	—	—	79,737	(1,556)	79,737	(1,556)

Total held-to-maturity	$143,177	$(2,210)	$1,053,585	$(23,779)	$1,196,762	$(25,989)

Total	$545,382	$(26,714)	$1,058,728	$(24,856)	$1,604,110	$(51,570)

The following summarizes, by investment security type, the basis for the conclusion that the applicable investment securities within the Company’s available for sale portfolio were not other-than-temporarily impaired at December 31, 2008:

Corporate bonds and notes—The unrealized losses on the Company’s investment in eleven corporate bonds and notes increased to $66.1 million at December 31, 2008 from $20.6 million at December 31, 2007, after the other-than-temporary impairment charges of $184.1 million for the year ended December 31, 2008. This portfolio consists of various trust preferred securities, both pooled and single issuer, that are investment grade, below investment grade and unrated. The Company believes the decline in fair value is attributable primarily to investors’ perception of credit and lack of liquidity in the marketplace. All of these securities were rated A or above at December 31, 2008. However, the Company continues to believe it will collect all scheduled payments based on its assessment of the companies’ financial condition (for single issuers) and the remaining credit subordination (for pooled securities). The Company also has the ability and intent to hold these investments until a recovery of amortized cost, which may be at maturity. As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Equity securities—The unrealized losses on the Company’s investment in ten equity securities decreased to $2.2 million at December 31, 2008 from $4.9 million at December 31, 2007, after the other-than-temporary impairment charges of $33.2 million for the year ended December 31, 2008. This portfolio consists primarily of investments in the common and perpetual preferred stock of other financial institutions ($30.5 million of the total fair value and $2.2 million of the total unrealized losses at December 31, 2008) and perpetual preferred stock of government sponsored enterprises ($0.3 million of the total fair value at December 31, 2008). Estimating the recovery period for equity securities in an unrealized loss position includes analyst forecasts, earnings assumptions and other company specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage-backed securities—The unrealized losses on the Company’s investment in seven mortgage-backed securities increased to $60.3 million at December 31, 2008 from $54,000 at December 31, 2007. There were no other-than-temporary impairment charges for mortgage-backed securities for the year ended December 31, 2008. These securities are AAA rated and the contractual cash flows for these investments are performing as expected. Management believes the decline in fair value is attributable to investors’ perception of credit and the lack of liquidity in the marketplace. The Company expects to collect all principal and interest on these securities and has the ability and intent to hold these investments until a recovery of amortized cost, which may be at maturity. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

The following summarizes by investment security type the basis for the conclusion that the applicable investment securities within the Company’s held-to-maturity portfolio were not other-than-temporarily impaired at December 31, 2008:

Municipal bonds and notes—The unrealized losses on the Company’s investment in municipal bonds and notes increased to $14.5 million at December 31, 2008 from $2.5 million at December 31, 2007. Approximately $3.9 million of the $14.5 million unrealized losses at December 31, 2008 had been in an unrealized loss position for twelve consecutive months or longer as compared to $0.3 million of the $2.5 million at December 31, 2007. These securities are primarily insured AAA and AA rated general obligation bonds with stable ratings. The $14.5 million unrealized loss was concentrated in 358 municipal bonds and notes with a fair value of $330.2 million. The Company expects to collect all principal and interest on these securities. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Mortgage-backed securities—The unrealized loss on the Company’s investment in mortgage backed securities of $1.8 million at December 31, 2008, a decrease of $21.7 million compared to the $23.5 million in unrealized losses at December 31, 2007. At December 31, 2008 mortgage-backed securities with a fair value of $68.6 million had been in an unrealized loss position for twelve consecutive months or longer as compared $23.5 million at December 31, 2007. These securities carry AAA ratings or Agency implied AAA credit ratings and are currently performing as expected. In December 2008, $466.5 million of loans were securitized and placed in Webster’s held-to-maturity portfolio. A separate mortgage servicing asset was not recognized in these transactions. The held-to-maturity securities were recorded at an amortized cost equal to the carrying amount of the securitized loans. The Company expects to collect all principal and interest on these securities. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

There were no significant credit downgrades during 2008, and these securities are currently performing as anticipated. Management does not consider these investments to be other-than-temporarily impaired and Webster has the ability and intent to hold these investments to full recovery of the cost basis. Management expects that recovery of these temporarily impaired securities will occur over the weighted-average estimated remaining life of these securities. To make the other-than–temporary impairment determination, management used valuation methodologies specified by the Securities and Exchange Commission and the Financial Accounting Standards Board and considered a variety of factors. Management’s assessment was extensive and complex and included broker quotes, credit data, and cash flow projections generated internally and by external parties.

The following summarizes, by investment security type, the basis for the conclusion that the applicable investment securities within the Company’s available for sale portfolio were other-than-temporarily impaired at December 31, 2008:

Corporate bonds and notes:

Trust preferred securities—the other-than-temporary impairment charges for these securities for the year ended December 31, 2008 was $166.7 million. Approximately $44.9 million was due to an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unexpected disruption in expected cash flows due to the increase in the amount of participants in the pool electing to defer interest payments beginning the third quarter of 2008. Based on information received from the securities’ underwriters and the trustees, it is expected that these securities will resume payments in 2009 and/or 2010. Approximately $121.8 million of the impairment charges were due to management’s determination that best estimate of cash flows used in determining the current fair value of the beneficial interest was adversely impacted. Accordingly, these securities were determined to be other-than-temporarily impaired and were written down to fair value as of December 31, 2008.

Income notes—the other-than-temporary impairment charge for these securities was $17.4 million for the year ended December 31, 2008 due to management’s determination that based on the best estimate of cash flows used in determining the current fair value of the beneficial interest, there was an implied adverse change in expected cash flows; accordingly, these securities were determined to be other-than-temporarily impaired and were written down to fair value as of December 31, 2008.

Equity securities—the other-than-temporary impairment charge for these securities was $33.3 million for the year ended December 31, 2008. Of that amount, $9.6 million represents impairment charges taken on Fannie Mae and Freddie Mac preferred stock for the year ended December 31, 2008. The conclusion that the above equity securities were other-than-temporarily impaired was based on management’s review of these securities and their prospects for a near term recovery.

To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. In addition, management expected the majority of cash flows from OTTI and temporarily impaired trust preferred securities to be higher than what their current fair values would suggest. At December 31, 2008, $15.0 million of available for sale securities were nonaccrual.

The following table summarizes the fair value (“FV”) and weighted-average yield (based on amortized cost) of debt securities at December 31, 2008 by contractual maturity. Mortgage-backed securities are included by final contractual maturity. Actual maturities will differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One Year or less		After one year through five years		After five years through ten years		After ten years		Total
(Dollars in thousands)	FV	Yield	FV	Yield	FV	Yield	FV	Yield	FV	Yield
Trading:
Municipal bonds and notes	$—	0%	$77	4.3%	$—	0.0%	$—	0%	$77	4.3%

Available for sale:
Corporate bonds and notes	—	—	—	—	—	—	93,518	3.8	93,518	3.8
Mortgage-backed securities	—	—	—	—	6,536	5.9	1,055,876	5.4	1,062,412	5.4

Total available for sale	—	—	—	—	6,536	5.9	1,149,394	5.3	1,155,930	5.3

Held-to-maturity:
Municipal bonds and notes	12,795	3.1	4,206	4.5	42,362	4.3	636,148	4.4	695,511	4.4
Mortgage-backed securities	—	—	—	—	446,014	4.5	1,418,220	5.1	1,864,234	5.0

Total held-to-maturity	12,795	3.1	4,206	4.5	488,376	4.5	2,054,368	4.9	2,559,745	4.8

Total	$12,795	3.1%	$4,283	4.5%	$494,912	4.5%	$3,203,762	5.0%	$3,715,752	5.0%

The amortized cost at December 31, 2008 for the held to maturity securities with contractual maturities of one year or less was $12.8 million, for one year through five years was $4.2 million, for five years through ten years was $476.5 million and for over ten years was $2.0 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of the impact of the recognition of other-than-temporary impairments and net realized gains and losses on sales of securities.

	Years ended December 31,
	2008			2007			2006
(In thousands)	Gains	Losses(a)(b)(c)	Net	Gains	Losses(c)	Net	Gains	Losses	Net
Trading securities:
U.S. Treasury Notes	$—	$—	$—	$—	$—	$—	$116	$—	$116
U.S. Government agency notes	—	—	—	—	—	—	1	(81)	(80)
Municipal bonds and notes	874	(647)	227	396	(289)	107	287	(214)	73
Corporate bonds and notes	—	—	—	—	—	—	25	—	25
Mortgage-backed securities	—	—	—	6	(153)	(147)	39	(260)	(221)
Futures and options contracts	18	—	18	206	(329)	(123)	618	(222)	396

Total trading	$892	$(647)	$245	$608	$(771)	$(163)	$1,086	$(777)	$309

Available for sale:
U.S. Government agency notes	$24	$—	$24	$—	$—	$—	$—	$(6)	$(6)
Municipal bonds and notes	—	—	—	—	—	—	4	(3)	1
Corporate bonds and notes	286	(188,466)	(188,180)	49	(889)	(840)	799	—	799
Equity securities	281	(35,874)	(35,593)	3,119	(395)	2,724	3,260	(664)	2,596
Mortgage-backed securities	—	—	—	—	—	—	740	(52,029)	(51,289)

Total available for sale	$591	$(224,340)	$(223,749)	$3,168	$(1,284)	$1,884	$4,803	$(52,702)	$(47,899)

Total	$1,483	$(224,987)	$(223,504)	$3,776	$(2,055)	$1,721	$5,889	$(53,479)	$(47,590)

(a)	Other-than-temporary impairment charges were $184.1 million for the year ended December 31, 2008. There were no impairment charges for the year ended December 31,2007
(b)	Other-than-temporary impairment charges were $33.2 million for the year ended December 31, 2008. There were no impairment charges for the year ended December 31, 2007.
(c)	Losses for the years ended December 31, 2008 and 2007 exclude other than temporary impairments of direct investments of $1.9 million and $3.6 million, respectively. Direct investments are included in other assets in the accompanying Consolidated Balance Sheets.

The 2008 amounts include $2.1 million loss on the sale of FNMA/FHLMC preferred stock and $4.1 million of capital losses and exclude the effect of the $217.3 million loss on write-down of investments to fair value.

At December 31, 2008, securities of a single issuer with an aggregate value exceeding ten percent of total stockholders’ equity, or $187.4 million, were limited to Freddie Mac and Fannie Mae mortgage-backed securities and preferred stock with an amortized cost of $0.6 billion and $2.1 billion and a fair value of $0.6 billion and $2.2 billion, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: Loans Held For Sale

Loans held for sale had a total carrying value of $24.5 million and $221.6 million at December 31, 2008 and 2007, respectively. The composition of loans held for sale at December 31, 2008 and 2007 follows:

	December 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	%	Amount	%
Residential 1-4 family mortgage loans	$5,472	22.3	$221,568	100.0
Commercial real estate	19,052	77.7	—	—

Total loans held for sale	$24,524	100.0	$221,568	100.0

At December 31, 2008, residential mortgage origination commitments totaled $1.6 million compared to $145.8 million at December 31, 2007. The $144.2 million decline is a result of Webster’s decision to discontinue all National Wholesale mortgage banking activities. Residential commitments outstanding at December 31, 2008 consisted of fixed rate mortgages of $1.6 million, at rates ranging from 5.38% to 6.13%. Residential commitments outstanding at December 31, 2007 consisted of fixed rate mortgages of $145.8 million at rates ranging from 5.25% to 8.75%. Commitments to originate loans generally expire within 60 days. At December 31, 2008 there was one syndicated commercial loan held for sale for $19.1 million.

NOTE 5: Loans, Net

A summary of loans, net follows:

	At December 31,
	2008		2007
(Dollars in thousands)	Amount	%	Amount	%
Residential mortgage loans:
1-4 family	$2,939,025	24.2	$3,440,056	27.5
Permanent NCLC	58,625	0.4	N/A	N/A
Construction	42,138	0.3	106,553	0.9
Liquidating portfolio-construction loans	18,735	0.2	83,253	0.7

Total residential mortgage loans	3,058,523	25.1	3,629,862	29.1

Consumer loans:
Home equity loans	2,952,366	24.2	2,844,094	22.8
Liquidating portfolio-home equity loans	283,645	2.3	340,662	2.7
Other consumer	28,886	0.3	32,498	0.3

Total consumer loans	3,264,897	26.8	3,217,254	25.8

Commercial loans:
Commercial non-mortgage	1,795,738	14.7	1,736,644	13.9
Asset-based loans	753,143	6.2	793,023	6.4
Equipment financing	1,022,718	8.4	970,857	7.8

Total commercial loans	3,571,599	29.3	3,500,524	28.1

Commercial real estate:
Commercial real estate	1,908,312	15.7	1,635,385	13.1
Commercial construction	165,610	1.3	185,983	1.5
Residential development	161,553	1.3	242,039	1.9

Total commercial real estate	2,235,475	18.3	2,063,407	16.5

Net unamortized premiums	14,580	0.1	18,055	0.1
Net deferred costs	42,517	0.4	46,841	0.4

Total unamortized premiums and deferred costs	57,097	0.5	64,896	0.5

Total loans	12,187,591	100.0	12,475,943	100.0

Less: allowance for loan losses	(235,329)		(188,086)

Loans, net	$11,952,262		$12,287,857

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2007, Webster discontinued indirect residential construction lending and indirect home equity lending outside of its primary market area. At December 31, 2007, these two indirect out of market loan portfolios totaling $424.0 million ($340.7 million of indirect home equity products and $83.3 million of residential construction products), were placed into liquidating portfolios, and are currently being managed by a designated credit team. At December 31, 2008, the liquidating portfolios had declined to $302.4 million ($283.6 million of indirect home equity and $18.7 million of residential construction).

A majority of mortgage loans are secured by real estate in the State of Connecticut. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio is dependent on economic and market conditions in Connecticut.

During 2008 the domestic and global financial and capital markets experienced significant disruption and volatility which, along with turmoil in the mortgage market, has led to a significant credit and liquidity crisis. These market conditions were attributable to a variety of factors; in particular the fallout associated with subprime mortgage loans (a type of lending never actively pursued by Webster). The disruption has been exacerbated by the continued value declines in the real estate and housing markets. Webster is not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing market, both locally and nationally. Decreases in real estate values could adversely affect the value of property used as collateral for loans. Adverse changes in the economy may have a further negative effect on the ability of Webster’s borrowers to make timely loan payments, which would have an adverse impact on the Company’s earnings. A further increase in loan delinquencies would decrease net interest income and increase loan losses, causing potential increases in the provision and allowance for credit losses.

Webster individually reviews classified loans greater than $250,000 for impairment based on the fair value of collateral or expected cash flows and it reviews loans under $250,000 as a homogeneous pool. At December 31, 2008, there were $203.4 million of impaired loans as defined by SFAS No. 114, including loans of $32.6 million with an impairment allowance of $2.8 million. At December 31, 2007, there were $67.1 million of impaired loans including loans of $19.4 million with an impairment allowance of $5.8 million. In 2008, 2007 and 2006, the average balance of impaired loans was $135.3 million, $65.6 million and $57.9 million, respectively.

Interest on loans that are more than 90 days past due, as well as certain other loans as determined by management, is no longer accrued and all previously accrued and unpaid interest is charged to interest income. The policy with regard to the recognition of interest income on commercial impaired loans includes an individual assessment of each loan. When payments on commercial impaired loans are received, interest income is recorded on a cash basis or is applied to principal based on an individual assessment of each loan. Cash basis interest income recognized on commercial impaired loans for the years 2008, 2007 and 2006 amounted to approximately $12,000, $333,000 and $279,000, respectively.

At December 31, 2008 and 2007, total troubled debt restructurings approximated $12.0 million and $18.1 million, respectively. Interest income recognized in 2008, 2007 and 2006 on restructured loans was insignificant. At December 31, 2008, there were no commitments to lend any additional funds to debtors in troubled debt restructurings.

Nonaccrual loans totaled $232.6 million and $112.9 million at December 31, 2008 and 2007, respectively. Interest on nonaccrual loans that would have been recorded as additional interest income for the years ended December 31, 2008, 2007 and 2006 had the loans been current in accordance with their original terms totaled $16.7 million, $7.8 million and $2.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments with off-balance sheet risk

Webster is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the Consolidated Balance Sheets.

The following table summarizes financial instruments with off-balance sheet risk:

(In thousands)	At December 31,
	2008	2007
Unused commercial letters and lines of credit	$2,196,514	$2,350,367
Unused portion of home equity credit lines:
Continuing portfolio	1,954,163	1,994,279
Liquidating portfolio	21,792	65,000
Unadvanced portion of closed construction consumer loans	14,611	452,321
Unadvanced portion of closed commercial construction loans	262,234	—
Outstanding residential loan commitments	85,291	114,356

Total financial instruments with off-balance sheet risk	$4,534,605	$4,976,323

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: Allowance for Credit Losses

The allowance for credit losses is maintained at a level adequate to absorb probable losses inherent in the loan portfolio and in unfunded credit commitments. This allowance is increased by provisions charged to operations and by recoveries on loans previously charged-off, and reduced by charge-offs on loans.

A summary of the changes in the allowance for credit losses follows:

(In thousands)	Years ended December 31,
	2008	2007	2006
Continuing portfolio:
Balance at beginning of year	$147,680	$154,994	$155,632
Allowances from purchase transactions	—	—	4,724
Provision	145,683	3,629	11,000
Charge-offs
Residential	(7,918)	(1,163)	(385)
Consumer	(15,011)	(6,474)	(1,320)
Commercial (a)	(36,503)	(8,687)	(17,125)
Commercial real estate	(1,557)	(117)	—
Residential development	(34,030)	—	—

Total charge-offs	(95,019)	(16,441)	(18,830)
Recoveries	3,582	5,498	2,468

Net loan charge-offs	(91,437)	(10,943)	(16,362)

Balance at end of year	$201,926	$147,680	$154,994

Liquidating portfolio: (b)
Beginning balance	$49,906	$—	N/A
Provision	40,617	64,121	N/A
Charge-offs
NCLC	(23,346)	(9,259)	N/A
Consumer (home equity)	(24,444)	(4,956)	N/A

Total charge-offs	(47,790)	(14,215)	N/A
Recoveries	1,170	—	N/A

Net loan charge-offs	(46,620)	(14,215)	N/A

Ending balance—liquidating portfolio	43,903	49,906	N/A

Ending balance—total allowance for credit losses	$245,829	$197,586	$154,994

Components:
Allowance for loan losses	$235,329	$188,086	$147,719
Reserve for unfunded credit commitments	10,500	9,500	7,275

Allowance for credit losses	$245,829	$197,586	$154,994

Allowance for credit losses/total loans	2.02%	1.58%	1.20%

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.
(b)	In 2007 Webster discontinued indirect residential construction lending and indirect home equity lending outside of its primary market area. Webster placed these two portfolios into a liquidating portfolio and disclosed this as a separate category from its continuing portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: Goodwill and Other Intangible Assets

The following table sets forth the carrying values of goodwill and intangible assets, net of accumulated amortization.

	At December 31,
(In thousands)	2008	2007
Balances not subject to amortization:
Goodwill	$529,887	$728,038

Balances subject to amortization:
Core deposit intangibles	32,741	38,612
Other identified intangibles	1,298	1,365

Total goodwill and other intangible assets	$563,926	$768,015

Changes in the carrying amount of goodwill for the year ended December 31, 2008 are as follows:

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total
Balance at December 31, 2007	$6,681	$516,332	$149,391	$55,634	$728,038
Earnouts	—	228	—	—	228
Write-down	(6,681)	—	(149,391)	(42,307)	(198,379)

Balance at December 31, 2008	$—	$516,560	$—	$13,327	$529,887

Webster annually tests its goodwill for impairment in its third quarter. Accounting principles generally accepted in the U.S. (GAAP) require additional testing if events or circumstances indicate that impairment may exist. The credit market disruption and deterioration of Webster’s market capitalization compared to its book value during 2008 triggered the requirement to perform additional testing for impairment. In addition to its annual requirement, Webster performed testing for impairment of its goodwill for the quarters ended June 30, 2008 and December 31, 2008.

In performing the first step (Step 1) of the goodwill impairment testing and measurement process to assess potential impairment, in accordance with GAAP, the estimated fair values of Webster’s seven reporting units carrying goodwill (Retail Banking, Commercial Banking, Consumer Finance, Budget Installment Corporation (BIC), Center Capital Corporation (CCC), Webster Financial Advisors (WFA) and HSA Bank (HSA)) were estimated using discounted cash flow analyses, capitalized earnings analyses and observable market data to the extent available. The discount rates utilized in the capitalized earning calculations reflected market based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to execution, concentration and other risks associated with the projected cash flows of individual segments. The results of the discounted cash flow analysis and capitalized earning calculations along with market price to earnings multiples and tangible book value multiples of relevant, comparable peer companies. The results of this Step 1 process indicated potential impairment in the Commercial Banking, Consumer Finance, BIC, CCC and WFA segments, as the book values of each segment exceeded their respective estimated fair values. There was no indicated impairment for Retail Banking and HSA, as the estimated fair values for these segments exceeded their corresponding book values.

As a result, management performed a second step (Step 2) to quantify the amount of goodwill impairment, if any, for the potentially impaired segments identified as failing Step 1 in accordance with GAAP. In this step, the estimated fair values for each of the segments were allocated to their respective assets and liabilities in order to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determine an implied value of goodwill, in a manner similar to the calculations performed in accounting for a business combination. The results of this second step indicated that the entire goodwill balance for each reporting segment evaluated was impaired, resulting in a $188.9 million charge in the fourth quarter.

Webster also performed the testing described above for impairment for the quarters ended June 30, 2008 and September 30, 2008. As a result of the testing performed, BIC was the only reporting unit identified with potential impairment as a result of Step 1 and management concluded that impairment existed after completing the Step 2 testing. Webster recorded charges of $8.5 million and $1.0 million for the impairment of BIC’s goodwill as a result of the impairment testing performed for the quarters ended June 30, 2008 and September 30, 2008, respectively.

The total goodwill impairment recorded by Webster for the year ended December 31, 2008 was $198.4 million. This charge had no effect on Webster’s cash balances or liquidity. In addition, as goodwill and other intangible assets are not included in the calculation of regulatory capital, the regulatory ratios of Webster and Webster Bank, N.A., were not affected by this non-cash charge. As of December 31, 2008 the only reporting units with remaining goodwill were Retail Banking and HSA.

Webster’s stock price has been trading below its book value and tangible book value for three consecutive quarters. Management attributes its low stock price to both the outlook for financial services industry-wide as well as Company specific factors. In the event that Webster’s stock price continues trading at such levels in relation to book value and tangible book value, Webster would expect to continue assessing quarterly the status of its goodwill.

Should the future earnings and cash flows of the Retail and HSA segments decline and/or discount rates increase, an impairment to goodwill and other intangible assets may be required if book equity value exceeds the estimated fair value of the Company or of an individual reporting unit.

Amortization of intangible assets for 2008, 2007 and 2006 totaled $5.9 million, $10.4 million and $13.9 million, respectively. Other identified intangible assets include customer relationships, employment agreements and business relationship network. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any future impairment or change in estimated useful lives, is summarized below for each of the next five years and thereafter.

(In thousands)
For years ending December 31,
2009	$5,755
2010	5,684
2011	5,684
2012	5,516
2013	5,015
Thereafter	6,387

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: Premises and Equipment, Net

A summary of premises and equipment, net follows:

(In thousands)	At December 31,
	2008	2007
Land	$16,805	$16,330
Buildings and improvements	100,673	113,695
Leasehold improvements	66,645	51,707
Equipment and software	192,000	180,214

Total premises and equipment	376,123	361,946
Less accumulated depreciation and amortization	(190,195)	(168,883)

Premises and equipment, net	$185,928	$193,063

At December 31, 2008, Webster was obligated under various non-cancelable operating leases for properties used as banking offices and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense based primarily upon increases in real estate taxes over a base year. Rental expense under leases was $18.8 million, $19.2 million and $17.9 million in 2008, 2007 and 2006, respectively. Webster is also entitled to rental income under various non-cancelable operating leases for properties owned. Rental income was $1.2 million, $1.2 million and $1.1 million in 2008, 2007 and 2006, respectively.

The following is a schedule of future minimum rental payments and receipts required under these leases as of December 31, 2008:

(In thousands)	Rental Payments	Rental Receipts
For years ending December 31,
2009	$18,699	$1,971
2010	17,719	1,691
2011	16,537	1,461
2012	14,899	1,315
2013	13,095	1,298
Thereafter	85,009	3,377

Total	$165,958	$11,113

During 2008 there were $8.8 million in transfers from buildings and improvements, $8.3 million to leasehold improvements and $0.5 million to equipment and software. $7.4 million of assets related to buildings were transferred to assets held for disposition in 2008, comprised of $5.9 million for an office complex in Swansea, MA and $1.5 million for a branch in New Bedford, MA. A write-down of $1.2 million was charged against the Swansea, MA office complex and a write-down of $0.6 million was charged against the New Bedford building. At December 31, 2008 assets held for disposition totaled $5.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: Income Taxes

Income tax (benefit) expense applicable to (loss) income from continuing operations is comprised of the following:

	Years ended December 31,
(In thousands)	2008	2007	2006
Current:
Federal	$17,931	$56,842	$52,485
State and local	6,143	4,729	1,254

	24,074	61,571	53,739

Deferred:
Federal	(87,057)	(13,846)	4,835
State and local	(2,857)	363	566

	(89,914)	(13,483)	5,401

Total:
Federal	(69,126)	42,996	57,320
State and local	3,286	5,092	1,820

	$(65,840)	$48,088	$59,140

The following is a reconciliation of Webster’s reported income tax (benefit) expense applicable to (loss) income from continuing operations to the amount that would result from applying the federal statutory rate of 35%:

	Years ended December 31,
	2008	2007	2006
(In thousands)	Amount	Amount	Amount
Income tax (benefit) expense at federal statutory rate	$(134,609)	$55,574	$67,487

Reconciliation to reported income tax (benefit) expense:
Goodwill impairment	68,868	—	—
Valuation allowance recognized for capital losses	11,549	45	—
State and local income taxes, net of federal benefit	2,136	3,563	1,182
Tax-exempt interest income, net	(9,628)	(6,881)	(5,786)
Increase in cash surrender value of life insurance	(3,654)	(3,635)	(3,361)
Other, net	(502)	(578)	(382)

Reported income tax (benefit) expense	$(65,840)	$48,088	$59,140

Effective tax rate	17.1%	30.3%	30.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of significant temporary differences comprising the deferred tax assets and liabilities are summarized below:

(In thousands)	At December 31,
	2008	2007
Deferred tax assets:
Allowance for credit losses	$96,064	$76,955
Net operating loss and credit carry forwards	44,751	34,190
Net unrealized loss on securities available for sale	38,488	6,760
Compensation and employee benefit plans	33,745	17,423
Impairment losses on securities available for sale	82,057	—
Other	21,128	10,115

Total deferred tax assets	316,233	145,443
Valuation allowance	(78,826)	(41,374)

Deferred tax assets, net of valuation allowance	237,407	104,069

Deferred tax liabilities:
Deferred loan costs	16,451	19,918
Premises and equipment	2,508	3,454
Equipment financing leases	19,127	16,202
Purchase accounting and fair-value adjustments	6,308	2,034
Other	3,676	4,335

Total deferred tax liabilities	48,070	45,943

Deferred tax asset, net	$189,337	$58,126

Webster’s $78.9 million valuation allowance at December 31, 2008 consists primarily of $67.1 million for net state deferred tax assets due to realization uncertainties, and $11.6 million for securities losses that are capital in nature which, to the extent realized for tax purposes, are deductible only to the extent of offsetting capital gains for U.S. tax purposes. The $41.4 million valuation allowance at December 31, 2007 consisted primarily of $41.1 million for net state deferred tax assets.

Management believes it is ‘more likely than not’ that Webster will realize its net deferred tax assets (“DTAs”), which approximate $237 million net of the valuation allowance. An evaluation of the realizability of its DTAs was performed in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.

While Webster did incur a cumulative pre-tax loss over the 2006-through-2008 period of nearly $51 million including discontinued operations ($33 million applicable to continuing operations), only one year (2008) resulted in a pre-tax loss. Factors considered in evaluating the 2008 loss included a $198.4 million goodwill impairment which has no effect on the Company’s ability to earn taxable income and realize tax benefits in future years.

In addition, other factors include Webster’s 2008 taxable income for U.S. tax return purposes, estimated to be in excess of $67 million. The Company has sustained a strong earnings history for many years prior to 2008, and it would have been profitable for the three-year period without the goodwill impairment charges. While the current and future anticipated banking industry conditions are challenging, the Company remains well capitalized.

Management believes that Webster will ‘more likely than not’ realize its $237 million of DTAs (net of valuation allowance) because of future reversals of existing taxable temporary differences that are scheduled to reverse and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

offset deductible temporary differences in the future; recoverability of taxes paid in the available 2007 and 2008 carry-back years; and projected future taxable income.

Other factors that are not included in the above assessment but worthy of additional consideration in support of the overall position, include the fact that no future-originating temporary differences were factored into the projected taxes payable in future years, nor were any prudent and feasible available tax-planning strategies that, if implemented, would sustain the recognition of certain DTAs.

There can be no absolute assurance that any specific level of future income will be generated or that the Company’s DTAs will ultimately be realized.

Connecticut net operating loss carryovers (“NOLs”) totaling nearly $912 million at December 31, 2008 are scheduled to expire in varying amounts during tax years 2020 through 2028. A full valuation allowance amounting to $44.5 million has been established for those NOLs due to uncertainties of realization, and is included in Webster’s overall $67.1 million valuation allowance attributable to net state DTAs noted above.

Due to similar realization uncertainties, a full valuation allowance has also been established for the remaining Connecticut and Rhode Island net DTAs in addition to those from Connecticut NOLs. The state and local portions of net DTAs in jurisdictions where such uncertainties do not exist approximated $2.4 million at December 31, 2008, as compared to $0.4 million of net state deferred tax liabilities at December 31, 2007.

On January 1, 2007, Webster adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 were applied to all tax positions upon initial adoption of the interpretation. Tax positions must have met the ‘more-likely-than-not’ recognition threshold at the effective date in order for the related tax benefits to be recognized or continue to be recognized. As a result of the adoption of FIN 48, Webster recognized a $1.4 million decrease in the liability for unrecognized tax benefits (UTBs), which was accounted for as an addition to the January 1, 2007, balance of retained earnings.

The following is a summary reconciliation of the beginning and ending balances of Webster’s UTBs:

(In thousands)	Year ended December 31,
	2008	2007
Balance at beginning of year	$7,076	$7,022
Additions as a result of tax positions taken during the current year	1,800	1,589
Additions as a result of tax positions taken during prior years	2,300	113
Reductions as a result of tax positions taken during prior years	(1,296)	(1,494)
Reductions relating to settlements with taxing authorities	(1,889)	(29)
Reductions as a result of lapse of statutes of limitations	—	(125)

Balance at end of year	$7,991	$7,076

If recognized, $4.8 million of the $8.0 million of UTBs at December 31, 2008 would affect the effective tax rate.

Webster recognizes accrued interest and penalties related to UTBs, where applicable, in income tax expense. During the year ended December 31, 2008, Webster recognized $1.2 million of interest and penalties, and had accrued interest and penalties related to UTBs of $2.0 million at December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Webster has determined it is reasonably possible that its total UTBs could decrease by an amount in the range of $1.0 to $3.2 million by the end of 2009 as a result of potential settlements with state taxing authorities.

Webster is currently under examination by various tax authorities. Federal tax returns for all years subsequent to 2004 remain open to examination. For Webster’s principal state tax jurisdictions of Connecticut, Massachusetts, Rhode Island and New York, tax returns for years subsequent to 2001 or 2004 remain either under or open to examination.

NOTE 10: Deposits

A summary of deposit types follows:

(Dollars in thousands)	December 31,
	2008			2007			2006
	Amount	Average rate*	% of total deposits	Amount	Average rate*	% of total deposits	Amount	Average rate*	% of total deposits
Demand	$1,493,296	—	12.6	$1,538,083	—	12.5	$1,588,783	—	12.8
NOW	1,271,569	0.19%	10.7	1,314,899	0.48%	10.6	1,385,131	0.47%	11.1
Money market	1,356,360	1.53	11.4	1,828,656	3.33	14.8	1,908,496	3.69	15.3
Savings	2,361,169	1.18	19.9	2,259,747	1.72	18.3	1,985,201	1.41	15.9
Health savings accounts	530,681	1.90	4.5	403,858	2.94	3.3	286,647	2.88	2.3
Certificates of deposit	4,677,615	3.19	39.3	4,772,624	4.38	38.6	4,831,478	4.41	38.8
Brokered deposits	194,200	3.48	1.6	236,291	4.29	1.9	472,660	4.98	3.8

Total	$11,884,890	1.83%	100.0	$12,354,158	2.72%	100.0	$12,458,396	2.80%	100.0

*Average	rate on deposits outstanding at year-end.

Interest expense on deposits is summarized as follows:

(In thousands)	Years ended December 31,
	2008	2007	2006
NOW	$3,103	$6,648	$5,591
Money market	36,492	71,966	64,617
Savings	30,629	36,078	22,592
Health savings accounts	10,770	10,898	7,364
Certificates of deposit	161,626	219,633	176,861
Brokered deposits	7,562	16,084	33,174

Total	$250,182	$361,307	$310,199

The following table represents the amount of certificates of deposit, including brokered deposits, maturing for each of the next five years and thereafter:

(In thousands)
Maturing in the years ending December 31:
2009	$4,118,751
2010	439,321
2011	110,805
2012	34,632
2013	166,378
Thereafter	1,928

Total	$4,871,815

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certificates of deposit of $100,000 or more amounted to $1.8 billion and $1.9 billion and represented approximately 15.3% and 15.4% of total deposits at December 31, 2008 and 2007, respectively.

The following table represents the amount of certificates of deposit of $100,000 or more at December 31, 2008 maturing during the periods indicated:

(In thousands)
Maturing:
January 1, 2009 to March 31, 2009	$628,326
April 1, 2009 to June 30, 2009	433,016
July 1, 2009 to December 31, 2009	528,808
January 1, 2010 and beyond	230,459

Total	$1,820,609

The following table represents deposit balances by business segment:

(In thousands)	Retail	Commercial	Consumer	Other	Total
Demand	$1,085,721	$233,280	$—	$174,295	$1,493,296
NOW	1,239,042	11,007	—	21,520	1,271,569
Money market	724,453	108,137	—	523,770	1,356,360
Savings	2,315,803	8,249	28,890	8,227	2,361,169
Health savings accounts	—	—	—	530,681	530,681
Certificates of deposit	4,283,988	14,827	29	378,771	4,677,615
Brokered deposits	—	—	—	194,200	194,200

Total	$9,649,007	$375,500	$28,919	$1,831,464	$11,884,890

NOTE 11: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank are summarized as follows:

(In thousands)	December 31, 2008		December 31, 2007
	Total Outstanding	Callable	Total Outstanding	Callable
Fixed Rate:
2.67 % to 5.93 % due in 2008	$—	$—	$613,956	$67,000
0.07 % to 5.96 % due in 2009	792,616	123,000	142,616	123,000
4.16 % to 8.44 % due in 2010	235,099	135,000	235,175	135,000
3.19 % to 6.60 % due in 2011	100,684	—	947	—
4.00 % to 4.00 % due in 2012	51,400	—	—	—
3.54 % to 5.49 % due in 2013	149,000	49,000	49,000	49,000
0.00 % to 6.00 % due after 2013	2,398	—	2,464	—

	1,331,197	307,000	1,044,158	374,000
Unamortized premiums	4,799	—	8,310	—
Hedge accounting adjustments	—	—	(240)	—

Total advances	$1,335,996	$307,000	$1,052,228	$374,000

Webster Bank had additional borrowing capacity from the FHLB of approximately $1.6 billion and $1.2 billion at December 31, 2008 and 2007, respectively. Advances are secured by a blanket security agreement, which requires Webster Bank to maintain as collateral certain qualifying assets, principally mortgage loans and securities. At December 31, 2008 and 2007, investment securities were not fully utilized as collateral, and had all

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities been used for collateral, Webster Bank would have had additional borrowing capacity of approximately $1.0 billion and $0.4 billion, respectively. At December 31, 2008 and 2007, Webster Bank was in compliance with FHLB collateral requirements.

NOTE 12: Securities Sold Under Agreements to Repurchase and Other Short-term Debt

The following table summarizes securities sold under agreements to repurchase and other short-term borrowings:

(In thousands)	At December 31,
	2008	2007
Securities sold under agreements to repurchase	$924,543	$754,792
Federal funds purchased	474,380	348,820
Treasury tax and loan	5,748	130,000
Other	163,180	9

	1,567,851	1,233,621
Unamortized premiums	3,120	5,110
Hedge accounting adjustments	—	(719)

Total	$1,570,971	$1,238,012

During 2008 and 2007, securities sold under agreements to repurchase (“repurchase agreements”) were also used as a primary source of borrowed funds in addition to FHLB advances. Repurchase agreements were primarily collateralized by U.S. Government agency mortgage-backed securities. The collateral for these repurchase agreements is delivered to broker/dealers. Repurchase agreements with broker/dealers are limited to primary dealers in government securities or commercial and municipal customers through Webster’s Treasury Sales desk. There were $300.0 million and $83.5 million of repurchase agreements that were structured to be callable at the option of the counterparty at December 31, 2008 and 2007, respectively. The weighted-average rates on total repurchase agreements and other borrowings were 1.75% and 3.90% at December 31, 2008 and 2007, respectively.

Information concerning repurchase agreements outstanding at December 31, 2008 is presented below:

(Dollars in thousands)	Balance	Amortized Cost of Collateral	Fair Value of Collateral	Weighted- Average Rate	Weighted-Average Original Maturity
Original maturity:
Up to 30 days	$246,376	$254,057	$260,391	0.85%	2.5 Days
31 to 90 days	3,967	4,218	4,270	2.43	3.4 Months
Over 90 days	674,200	738,399	757,723	5.6	63.01 Months

Totals	$924,543	$996,674	$1,022,384	2.85%	45.66 Months

The following table sets forth certain information concerning short-term repurchase agreements (with original maturities of one year or less) at the dates and for the years indicated:

(Dollars in thousands)	At and for the years ended December 31,
	2008	2007	2006
Average amount outstanding during the period	$266,340	$283,478	$345,832
Amount outstanding at end of period	251,543	268,766	300,348
Highest month end balance during period	364,738	316,683	437,090
Weighted-average interest rate at end of period	0.88%	2.53%	3.46%
Weighted-average interest rate during the period	1.32	3.11	3.38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: Long-Term Debt

Long-term debt consists of the following:

(In thousands)	At December 31,
	2008	2007
Subordinated notes (due January 2013)	$200,000	$200,000
Senior notes (due April 2014)	150,000	150,000
Junior subordinated debt to related capital trusts (due 2027-2037):
Webster Capital Trust IV	200,010	200,010
Webster Statutory Trust I	77,320	77,320
People’s Bancshares Capital Trust II	10,309	10,309
Eastern Wisconsin Bancshares Capital Trust II	2,070	2,070
NewMil Statutory Trust I	10,310	10,310

	650,019	650,019
Unamortized premiums, net	(399)	326
Hedge accounting adjustments	38,177	298

Total long-term debt	$687,797	$650,643

In January 2003, Webster Bank completed an offering of $200.0 million of subordinated notes that bear an interest rate of 5.875% and mature on January 15, 2013. The notes were rated investment grade by the major rating agencies and supplement existing regulatory capital. A futures derivative contract was entered into to hedge the forecasted in anticipation of the debt issuance. The hedge qualified as a cash flow hedge under SFAS 133. A gain of $1.7 million realized on the termination of the futures contract was deferred and added to the carrying value of the subordinated notes and is being amortized and recorded to interest over the life of the notes. Approximately $168,000 of the gain will be reclassified into earnings in 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 15, 2007, Webster terminated an interest rate swap entered to hedge the forecasted issuance of the Trust Securities which qualified for cash flow hedge accounting in accordance with SFAS 133. The $2.7 million termination gain was deferred and is being amortized from accumulated other comprehensive income (loss) and recorded to interest expense over ten years, which represents the fixed rate term of the Junior Subordinated Notes. The effect of this transaction reduces the net cost of the Trust Securities to 7.5% through June 15, 2017. Approximately $265,000 of the gain will be reclassified into earnings in 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14: Shareholders’ Equity

A total of 33,524 shares of common stock were repurchased during 2008 at an average cost of $19.23 per common share. All shares repurchased were repurchased for acquisition and other corporate purposes and no shares were repurchased as part of Webster’s share repurchase program. A total of 4,416,271 shares of common stock were repurchased during 2007 at an average cost of $40.41 per common share. Of the shares repurchased, 4,389,702 shares were repurchased as part of Webster’s share repurchase programs and the remaining 26,569 shares were repurchased for acquisition and other corporate purposes.

The following table summarizes Webster’s share repurchase activity for the years ended December 31, 2008 and 2007:

	Share Repurchase Programs
	July 2003	June 2007	Sept. 2007	Total
Shares available to be repurchased as of January 1, 2007	1,000,902		—	1,000,902
Shares authorized to be repurchased under the June 2007 program	—	2,800,000	—	2,800,000
Shares authorized to be repurchased under the September 2007 program	—	—	2,700,000	2,700,000
Shares repurchased during the year ended December 31, 2007	(1,000,902)	(2,800,000)	(588,800)	(4,389,702)

Shares available to be repurchased as of January 1, 2008	—	—	2,111,200	2,111,200
Shares repurchased during the year ended December 31, 2008	—	—	—	—

Shares available to be repurchased as of December 31, 2008	—	—	2,111,200	2,111,200

Accumulated other comprehensive loss is comprised of the following components:

(In thousands)	At December 31,
	2008	2007
Unrealized (loss) gain on available for sale securities, net of tax	$(71,530)	$(12,344)
Unrealized loss upon transfer of available for sale securities to held to maturity, net of tax and amortization	(1,039)	(1,388)
Net actuarial loss and prior service cost for pension and other postretirement benefit plans, net of tax	(28,823)	(5,523)
Unrealized loss on cash flow hedge	(7,441)	—
Deferred gain on hedge accounting transactions	2,923	3,359

Total	$(105,910)	$(15,896)

Retained earnings at both December 31, 2008 and 2007 included $58.0 million of certain “thrift bad debt” reserves established before 1988. For federal income tax purposes, Webster Bank deducted those reserves (including those deducted by certain thrift institutions later acquired by Webster) which are subject to recapture in certain circumstances, including: (i) distributions by Webster Bank in excess of certain earnings and profits; (ii) redemption of Webster Bank’s stock; or (iii) liquidation. Because Webster does not expect those events to occur, no federal income tax liability has been provided for the reserves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock

In June 2008, Webster issued 225,000 shares of 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share (Series A Preferred Stock). Dividends on the Series A Preferred Stock are payable quarterly in arrears, when, as and if authorized and declared by Webster’s board of directors, at an annual rate of 8.50% on the liquidation preference of $1,000 per share. The dividend payment dates are the fifteenth day of each March, June, September and December, and Webster commenced paying dividends on September 15, 2008. Dividends on the Preferred Stock are non-cumulative. With certain limited exceptions, if Webster has not paid or set aside for payment full quarterly dividends on the Series A Preferred Stock for a particular dividend period, Webster may not declare or pay dividends on, or redeem, purchase or acquire, its common stock or other junior securities during the next succeeding dividend period. For the year ended December 31, 2008, Webster paid $9.8 million in dividends to the shareholders of the Series A Preferred Stock.

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

Series B Fixed Rate Cumulative Perpetual Preferred Stock

On November 21, 2008, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”), Webster entered into a Letter Agreement (which included the Securities Purchase Agreement, the “Purchase Agreement”) with Treasury pursuant to which the Company issued and sold to Treasury 400,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share, having a liquidation preference of $1,000 per share (the “Series B Preferred Stock”)

Cumulative dividends on the Series B Preferred Stock accrue on the liquidation preference at an annual rate of 5% for the first five years, and at an annual rate of 9% thereafter, but will be paid only when declared by the Company’s Board of Directors. The Series B Preferred Stock has no maturity date and ranks senior to the Common Stock (and pari passu with the Company’s Series A Preferred Stock) with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The dividend payment dates are the fifteenth day of each February, May, August and November. At December 31, 2008 Webster had accrued $2.2 million for Series B dividends scheduled to be paid on February 15, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Series B Preferred Stock generally is non-voting, other than class voting on certain matters that could adversely affect the Series B Preferred Stock. If dividends on the Series B Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether consecutive or not, the Company’s authorized number of directors will be automatically increased by two and the holders of the Series B Preferred Stock, voting together with the holders of any then outstanding voting parity stock, will have the right to elect those directors at the Company’s next annual meeting of stockholders or at a special meeting of stockholders called for that purpose. These two directors will be elected annually and will serve until all accrued and unpaid dividends on the Series B Preferred Stock have been paid.

The Company may redeem the Series B Preferred Stock after February 15, 2012. Prior to this date, the Company may redeem the Series B Preferred Stock if (i) the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the Purchase Agreement) in excess of $100 million and (ii) the aggregate redemption price does not exceed the aggregate net cash proceeds from such Qualified Equity Offerings. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System.

Prior to November 21, 2011, unless the Company has redeemed the Series B Preferred Stock or Treasury has transferred the Series B Preferred Stock to a third party, the consent of Treasury will be required for Webster to (1) increase its common stock dividend or (2) redeem, purchase or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

Warrant for Common Stock

In connection with the issuance of the Series B Preferred Stock, Webster issued a warrant to purchase an aggregate 3,282,276 shares of Webster’s common stock. The initial exercise price of the warrant is $18.28 per share. Webster allocated the proceeds of $400.0 million from the issuance of the Series B Preferred stock and warrant between the two based on their relative fair values. The value allocated to the warrant was $8.7 million, recorded as a component of Webster’s paid in capital. The warrant will not impact earnings per share during periods in which Webster has net losses attributable to common shareholders since the effect would be anti-dilutive or during periods in which the exercise price of the warrant exceeds the average price of shares of Webster’s commons stock.

The warrant is immediately exercisable. In the event the Company completes one or more Qualified Equity Offerings on or prior to December 31, 2009 that result in the Company receiving aggregate gross proceeds of not less than $400 million, the number of the shares of common stock underlying the portion of the warrant then held by Treasury will be reduced by one-half of the shares of common stock originally covered by the warrant. Pursuant to the Purchase Agreement, Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant. The warrant will expire on November 21, 2018.

The Series B Preferred Stock and the warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company has agreed to register the resale or secondary offering of the Series B Preferred Stock, the warrant and the shares of common stock issuable upon exercise of the warrant (the “Warrant Shares”) as soon as practicable after the date of the issuance of the Series B Preferred Stock and the warrant. Neither the Series B Preferred Stock nor the warrant is subject to any contractual restrictions on transfer, except that Treasury may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of (i) the date on which the Company has received aggregate gross proceeds of not less than $400 million from one or more Qualified Equity Offerings and (ii) December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: Regulatory Matters

Capital guidelines issued by the Federal Reserve Board (“FRB”) and the OCC require Webster Financial Corporation and Webster Bank to maintain certain regulatory capital minimum ratios, as set forth below.

	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2008
Webster Financial Corporation
Total risk-based capital	$1,982,426	15.0%	$1,054,173	8.0%	$1,317,716	10.0%
Tier 1 capital	1,656,710	12.6	527,086	4.0	790,629	6.0
Tier 1 leverage capital ratio	1,656,710	9.7	681,592	4.0	851,990	5.0
Webster Bank, N.A.
Total risk-based capital	$1,572,893	12.1%	$1,044,134	8.0%	$1,305,167	10.0%
Tier 1 capital	1,248,727	9.6	522,067	4.0	783,100	6.0
Tier 1 leverage capital ratio	1,248,727	7.4	678,732	4.0	848,415	5.0

At December 31, 2007
Webster Financial Corporation
Total risk-based capital	$1,665,578	11.4%	$1,169,375	8.0%	$1,461,719	10.0%
Tier 1 capital	1,282,680	8.8	584,687	4.0	877,031	6.0
Tier 1 leverage capital ratio	1,282,680	8.0	645,295	4.0	806,619	5.0
Webster Bank, N.A.
Total risk-based capital	$1,596,068	11.1%	$1,154,343	8.0%	$1,442,929	10.0%
Tier 1 capital	1,215,246	8.4	577,172	4.0	865,757	6.0
Tier 1 leverage capital ratio	1,215,246	7.6	637,486	4.0	796,858	5.0

At December 31, 2008 and 2007, Webster Financial Corporation and Webster Bank exceeded their regulatory capital requirements and were deemed to be “well capitalized” under the regulations of the FRB and the OCC, respectively, and in compliance with the applicable capital requirements.

A primary source of liquidity for Webster Financial Corporation is dividend payments from Webster Bank. Webster Bank’s ability to make dividend payments to Webster is governed by OCC regulations. Without specific OCC approval, and subject to Webster Bank meeting applicable regulatory capital requirements before and after payment of dividends, the total of all dividends declared by Webster Bank is limited to net profits for the current year to date as of the declaration date plus net retained profits from the preceding two years less dividends declared in such years. At December 31, 2008, Webster Bank had no dividend paying capacity to pay dividends to Webster. In addition, the OCC has the discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: Earnings Per Common Share

The following is the computation of basic and diluted earnings per share (“EPS”):

(In thousands)	Years ended December 31,
	2008	2007	2006
(Loss) income from continuing operations	$(318,757)	$110,696	$133,680
Preferred stock dividends	12,087	—	—

Net (loss) income from continuing operations applicable to common shareholders	(330,844)	110,696	133,680
(Loss) income from discontinued operations	(3,073)	(13,923)	110

Net (loss) income applicable to common shareholders	$(333,917)	$96,773	$133,790

Weighted average common shares outstanding—basic	52,020	54,469	53,435
Dilutive effect of stock-based compensation	—	527	630
Dilutive effect of preferred stock	—	—	—
Dilutive effect of warrant	—	—	—

Weighted average common and common equivalent shares—diluted	52,020	54,996	54,065

Basic EPS:
(Loss) income from continuing operations	$(6.13)	$2.03	$2.50
Preferred stock dividends	(0.23)	—	—

(Loss) income from continuing operations applicable to common shares	(6.36)	2.03	2.50
(Loss) income from discontinued operations	(0.06)	(0.25)	—

Net (loss) income	$(6.42)	$1.78	$2.50

Diluted EPS:
(Loss) income from continuing operations	$(6.36)	$2.01	$2.47
(Loss) income from discontinued operations	(0.06)	(0.25)	—

Net (loss) income	$(6.42)	$1.76	$2.47

At December 31, 2008, 2007 and 2006, options to purchase 2,154,617, 1,198,480, and 666,995 shares of common stock at exercise prices ranging from $23.44 to $49.62; $43.26 to $51.31; and $47.60 to $51.31; respectively, were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of Webster’s common stock for the respective periods.

When computing diluted earnings per share, all potential common stock, including stock options, restricted stock, convertible preferred stock and the warrant for common stock are anti-dilutive to the losses per common share calculation. Therefore, for the year ended December 31, 2008 the effect of these items has not been considered for diluted EPS purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17: Other Comprehensive Income (Loss)

The following table summarizes the components of other comprehensive income (loss):

Year Ended December 31, 2008 (In thousands)	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
Net unrealized loss on securities available for sale	$(90,650)	$31,464	$(59,186)
Amortization of deferred hedging gain	(670)	234	(436)
Unrealized gain on cash flow hedge	(11,448)	4,007	(7,441)
Amortization of unrealized loss on securities transferred to held to maturity	536	(187)	349
Net actuarial loss and prior service costs for pension and other postretirement benefits	(35,850)	12,550	(23,300)

Total other comprehensive loss	$(138,082)	$48,068	$(90,014)

Year Ended December 31, 2007 (In thousands)	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
Deferred gain on derivatives sold	$4,069	$(1,424)	$2,645
Net unrealized loss on securities available for sale	(31,007)	11,452	(19,555)
Loss on write-down of securities available for sale included in net income	—	—	—
Amortization of deferred hedging gain	(474)	166	(308)
Amortization of unrealized loss on securities transferred to held to maturity	714	(250)	464
Net actuarial gain and prior service costs for pension and other postretirement benefits	6,436	(2,254)	4,182

Total other comprehensive loss	$(20,262)	$7,690	$(12,572)

Year Ended December 31, 2006 (In thousands)	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
Net unrealized gain on securities available for sale	$4,042	$(1,415)	$2,627
Decrease in net unrealized loss on securities available for sale due to write-down to fair value	47,899	(16,765)	31,134
Amortization of deferred hedging gain	(258)	90	(168)
Amortization of unrealized loss on securities transferred to held to maturity	1,025	(359)	666

Total other comprehensive income	$52,708	$(18,449)	$34,259

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18: Derivative Financial Instruments

At December 31, 2008, Webster had outstanding interest rate swaps with a total notional amount of $450.0 million that are designated as hedges of Webster’s borrowings, specifically its FHLB advances, repurchase agreements and other long-term debt (subordinated notes and senior notes). The swaps are either fair value or cash flow hedges under SFAS 133 and effectively convert the debt to either fixed rate to floating rate. Of the total interest-rate swaps, $300.0 million mature in 2013 and $150.0 million in 2014 with an equal amount of the hedged debt maturing on the same dates. At December 31, 2007, there were outstanding interest rate swaps with a notional amount of $552.5 million. There was no hedge ineffectiveness recognized in the Consolidated Statements of Income for 2008, 2007 and 2006.

Webster transacts certain derivative products with its customer base, primarily interest rate swaps. These customer derivatives are offset with matching derivatives with other counterparties in order to minimize risk. Exposure with respect to these derivatives is largely limited to nonperformance by either the customer or the other counterparty. The notional amount of customer derivatives and the related counterparty derivatives each totaled $446.8 million at December 31, 2008 and 2007, respectively. The customer derivatives and the related counterparty derivatives are marked to market and any difference is reflected in non-interest income.

Summarized below are the fair values and notional amounts of derivatives at December 31:

	2008			2007
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
(In thousands)		Gain	(Loss)		Gain	(Loss)
Mortgage banking positions
Forward commitments	$3,000	$—	$(48)	$(125,000)	$—	$(956)
Rate locks	1,556	30	—	139,447	283	—

Asset and liability management positions
Interest rate swaps:
Receive fixed/pay floating	350,000	38,177	—	552,526	—	(661)
Receive floating/pay fixed	100,000	—	(7,441)	—	—	—

Customer related positions
Interest rate swaps:
Receive fixed/pay floating	(446,870)	48,434	—	(304,136)	7,677	(617)
Receive floating/pay fixed	446,823	—	(45,804)	304,105	21	(5,073)

Total interest rate swaps position		86,611	(53,245)		7,698	(6,351)

Counterparty offset		—	9		—	56

Total interest rate swaps position, net		$86,611	$(53,236)		$7,698	$(6,295)

Interest rate caps:
Written options	$(8,498)	$—	$(9)	$(26,267)	$—	$(56)
Purchased options	8,498	9	—	26,267	56	—

Total interest rate cap position		9	(9)		56	(56)

Counterparty offset		(9)	—		(56)	—

Total interest rate cap position, net		—	(9)		—	(56)

Total derivative positions		$86,641	$(53,293)		$7,981	$(7,307)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain other derivative instruments, primarily forward commitments for sales of mortgage-backed securities, are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding a single-family residential mortgage loan, an interest-rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster Bank is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue mortgage-backed securities, are established. At December 31, 2007, outstanding interest-rate locked commitments totaled approximately $145.8 million and the residential mortgage held for sale portfolio totaled $221.6 million. Forward sales, which include mandatory forward commitments of approximately $289.7 million and best efforts forward commitments of approximately $20.2 million at December 31, 2007, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. Webster Bank will still have certain execution risk, that is, risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell. These derivatives were recorded at fair value on the Company’s Consolidated Statement of Condition, with changes in fair value recorded as non-interest income in the Company’s Consolidated Statement of Income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•

Level 3 Inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

Securities Available for Sale. Equity securities and government treasury bills are reported at fair value utilizing Level 1 inputs based upon quoted market prices. Other securities and certain preferred equity securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, Webster obtains fair value measurements from various sources and utilizes matrix pricing to calculate fair value. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Any investment security not valued based upon the methods previously discussed are considered Level 3. The Level 3 fair values are determined using unobservable inputs and included pooled trust preferred securities transferred to Level 3 in the third quarter of 2008. The market for pooled trust preferred securities has very low demand due to imbalances in liquidity that exist in the market place (inactive market). The uncertainty in evaluating the credit risk in these securities, required the Company to consider and weigh various inputs. The Company considered fair values from brokers

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

derived from observable and unobservable inputs. To the extent observable inputs were used, they were adjusted significantly to account for an inactive market. The Company also considered fair value derived from the Company’s own assumptions as to expected cash flows and approximate risk-adjusted discount rates and default rates. Webster recorded an other-than-temporary impairment charge of $217.4 million for the year ended December 31, 2008 reducing the amortized cost of the related available for sale securities. The other-than-temporary charges did not result in a change to the fair value reported in the accompanying Consolidated Balance Sheets.

Trading Securities. Securities classified as trading are reported at fair value utilizing Level 2 inputs in the same manner as described above for securities available for sale.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs obtained from third parties to value interest rate swaps and caps. Fair values are compared to independent broker values for reasonableness.

Loans Held for Sale. Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. At December 31, 2008, Webster had $24.5 million of loans held for sale. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. At December 31, 2008, $5.4 million of loans held for sale were recorded at cost and $19.1 million of loans held for sale were recorded at fair value. Webster recorded a mark to market recovery of $9,649, to mortgage banking activities in the accompanying Consolidated Statements of Operations for the year ended December 31, 2008.

Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. When the fair value of the collateral is based on an observable market price or certain appraised values, Webster records the impaired loan using Level 2 inputs. For all other impairments, Webster records the impairment using Level 3 inputs. Loans totaling $32.6 million were deemed impaired at December 31, 2008 and an allowance for loan loss allocation of $2.8 million was made upon identification of impaired loans for the year ended December 31, 2008.

Servicing Assets. Servicing assets are carried at cost and are subject to impairment testing. Fair value is estimated utilizing market based assumptions for loan prepayment speeds, servicing costs, discount rates and other economic factors. Where the carrying value exceeds fair value a valuation allowance is established through a charge to non-interest income and subsequently adjusted for changes in fair value. For those servicing assets that experienced a change in fair value, Webster reduced its valuation allowance and recorded a valuation allowance recovery of $0.4 million, as a component of mortgage banking activities in the accompanying Consolidated Statements of Operations for the year ended December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Trading securities	$77	$—	$77	$—
Available for sale securities:
Government treasury notes	2,000	2,000	—	—
Corporate bonds and notes	93,518	—	30,821	62,697
Equity securities	30,775	24,875	5,900	—
Mortgage backed securities	1,062,412	—	1,062,412	—

Total securities	1,188,782	26,875	1,099,210	62,697
Derivatives instruments	86,611	—	86,611	—

Total financial assets held at fair value	$1,275,393	$26,875	$1,182,821	$62,697

Financial liabilities held at fair value:
Derivative instruments	$53,246	$—	$53,246	$—

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets for the year ended December 31, 2008:

Level 3 securities available for sale, beginning of year	$—
Transfers into Level 3	236,504
Impairment charges included in earnings	(132,452)
Unrealized losses included in other comprehensive income	(41,355)

Level 3 securities available for sale, end of year	$62,697

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

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Balance as of December 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$29,711	$—	$—	$29,711
Loans held for sale	19,052	—	19,052	—
Servicing assets	215	—	—	215

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Effective January 1, 2008, Webster adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits Webster to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus Webster may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS No. 159 on January 1, 2008 did not have a significant impact on Webster’s Consolidated Interim Financial Statements as Webster did not elect to report any additional financial assets or financial liabilities at fair value.

A summary of estimated fair values of significant financial instruments consisted of the following at December 31. Beginning with the year ended December 31, 2008, the fair value estimates are determined in accordance with SFAS 157.

	2008		2007
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from depository institutions	$259,208	$259,208	$306,654	$306,654
Short-term investments	22,154	22,154	5,112	5,112
Investment securities	3,846,167	3,883,401	2,859,893	2,847,232
Loans held for sale	24,524	24,665	221,568	221,568
Loans, net	11,952,262	11,623,835	12,287,857	12,434,983
Mortgage servicing rights	4,358	8,304	6,075	11,079
Derivative instruments	86,612	86,612	7,698	7,698

Liabilities:
Deposits other than time deposits	$7,013,075	$6,601,991	$7,345,243	$6,775,891
Time deposits	4,871,815	4,941,462	5,008,915	5,018,565
Securities sold under agreements to repurchase and other short-term debt	1,570,971	1,561,748	1,238,012	1,245,996
FHLB advances and other long-term debt	2,023,793	1,752,679	1,702,871	1,687,687
Preferred stock of subsidiary corporation	9,577	4,697	9,577	8,483
Derivative instruments	53,246	53,246	6,351	6,351

With the exclusion of the fair value for loans, net as of December 31, 2008, an Asset/Liability simulation model is used to estimate the fair value of certain assets and liabilities. Fair value is estimated by discounting the average expected cash flows over multiple interest rate paths. An arbitrage-free trinomial lattice term structure model generates the interest rate paths. The month-end LIBOR/Swap yield curve and swap option volatilities are used as the input for deriving forward rates for future months. Cash flows for all instruments are created for each rate path using product specific behavioral models and account specific system data. Discount rates are matched with the time period of the expected cash flow. The Asset/Liability simulation software is enhanced with a mortgage prepayment model and a Collateralized Mortgage Obligation database. Instruments with explicit options (i.e., caps, floors, puts and calls) and implicit options (i.e., prepayment and early withdrawal ability)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

require such a rate and cash flow modeling approach to more accurately estimate fair value. A spread is added to the discount rates to reflect credit and option risks embedded in each instrument. Spreads and prices are calibrated to observable market instruments when available or to estimates based on industry standards. Webster utilized an independent third party valuation firm to determine the fair value for loans, net as of December 31, 2008 in light of current market conditions and illiquidity of the secondary market for loan sales. The fair value of loans is estimated based on discounted expected cash flows. These cash flows include assumptions for prepayment estimates over the loan’s remaining life, considerations for the current interest rate environment compared to the weighted average rate of each portfolio, a credit risk component based on the historical and expected performance of each portfolio and a liquidity adjustment related to the current market environment.

The carrying amounts for short-term investments and deposits other than time deposits approximate fair value since they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of securities (see Note 3) is estimated based on prices or quotations received from third parties or pricing services. The fair value of derivative instruments was based on the amount Webster could receive or pay to terminate the agreements. FHLB and FRB stock, which is included in securities in the preceding table, has no active market and is required to be held by member banks. The estimated fair value of FHLB and FRB stock equals the carrying amount. In estimating the fair value of loans and time deposits, approximately 200 distinct types of products are separately valued and consolidated for purposes of the table above. Whenever possible, observable market prices for similar loans or deposits are used as benchmarks to calibrate Webster’s portfolios.

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

NOTE 20: Pension and Other Benefits

Webster provides an employee investment savings plan governed by section 401(k) of the Internal Revenue Code (“the Code”). Effective January 1, 2008, Webster matches 100% of the first 2% and 50% of the next 4% of the employee’s pretax contribution based on annual compensation. In addition, Webster makes non-elective contributions to all plan participants equal to 2% of compensation. Employee’s 35 or over on January 1, 2008 who were participants in the Webster Bank Pension Plan prior to the Plan freeze also receive special transition credit’s ranging from 1% to 6% of compensation. Non-interest expense included $14.8 million in 2008, $7.5 million in 2007 and $6.9 million in 2006 for employer matching contributions to the plan. Effective as of March 1, 2009, Webster has made certain changes to the 401 (k) Plan. According to these changes: (a) employees who have reached age 21 will be able to make pre-tax contributions as soon as administratively possible following their date of hire (rather than waiting for 90 days); (b) employees will receive company contributions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

after reaching age 21 and completing one year of service (rather than after reaching age 21 and completing 90 days of employment); (c) the matching contribution formula will be increased to 100% of each participant’s pre-tax contributions to the extent the pre-tax contributions do not exceed 5% of compensation; and (d) the 2% non-elective company contribution will be eliminated.

A qualified Employee Stock Purchase Plan (“ESPP”), governed by section 423 of the Code, provides eligible employees the opportunity to invest up to 10% of their after-tax base compensation up to a maximum threshold of $25,000 to purchase Webster common stock at a discounted price. Effective as of January 1, 2009, the ESPP was changed to provide that shares will be purchased at 100% of their market price (rather than at a discounted 85% of their market price). Prior to January 1, 2009, participants in the ESPP were able to purchase Webster common stock at 85% of the market price on the last trading day of each offering period. During 2008, 2007 and 2006, shares purchased totaled 75,261, 56,167 and 50,114, respectively. At December 31, 2008, there were 342,692 shares available for future purchase under the ESPP. For the years ended December 31, 2008, 2007 and 2006, charges to non-interest expense related to the ESPP totaled 352,000, $383,000 and $413,000, respectively.

Webster employees may vote their shares of Webster common stock that is held in the Company’s sponsored stock-based plans except for unearned shares of restricted stock awards.

A defined benefit noncontributory pension plan was maintained through December 31, 2008 for employees who met certain minimum service and age requirements. Pension plan benefits are based upon earnings of covered employees during the period of credited service. A supplemental retirement plan was also maintained through December 31, 2008 for the benefit of certain employees who are at the executive vice president level or above. The supplemental retirement plan provides eligible participants with additional pension benefits and 401(k) contributions. Webster also provides postretirement healthcare benefits to certain retired employees (referred to as “other benefits” below).

The Webster Bank Pension Plan was frozen as of December 31, 2007. The supplemental pension plan was also frozen as of December 31, 2007 and employees that were hired after January 1, 2007 will not receive qualified or supplemental retirement income under the plans. All other employees will accrue no additional qualified or supplemental retirement income under the plan on or after January 1, 2008 and the amount of their qualified and supplemental retirement income will not exceed the amount of their qualified and supplemental retirement income determined as of the close of business December 31, 2007.

The Bank is also the sponsor of a multi-employer plan administered by Pentegra (the “Fund”). The Fund does not segregate the assets or liabilities of its participating employers in the on-going administration of this plan. According to the Fund’s administrators, as of July 1, 2008, the date of the latest actuarial valuation, the FIRSTFED pension plan was under funded by $3.8 million. Webster made $1.3 million and $2.5 million in contributions in 2008 and 2007, respectively, and is scheduled to make $0.3 million in contributions prior to June 30, 2009.

On July 31, 2007, the New Milford Savings Bank Defined Benefit Pension Plan was merged into the Webster Bank Pension Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A December 31 measurement date is used for the pension, supplemental pension and postretirement benefit plans. The following table sets forth changes in benefit obligation, changes in plan assets and the funded status of the pension plans and other postretirement benefit plans at December 31:

	Pension Benefits		Other Benefits
(In thousands)	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$114,685	$112,368	$4,590	$4,548
Service cost	150	7,259	—	—
Interest cost	7,147	6,738	258	258
Actuarial (gain) loss	5,996	(7,859)	(123)	99
Benefits paid and administrative expenses	(3,709)	(3,821)	(375)	(315)

Benefit obligation at end of year	124,269	114,685	4,350	4,590

Change in plan assets:
Plan assets at fair value at beginning of year	116,673	112,993	—	—
Actual return on plan assets	(20,550)	7,435	—	—
Employer contributions	75	66	375	315
Benefits paid and administrative expenses	(3,709)	(3,821)	(375)	(315)

Plan assets at fair value at end of year	92,489	116,673	—	—

Funded status at end of year	$(31,780)	$1,988	$(4,350)	$(4,590)

The pension plan held no shares of Webster common stock at December 31, 2008 and 2007.

The components of accumulated other comprehensive loss related to pensions and other postretirement benefits, on a pre-tax basis, at December 31, 2008 and 2007 are summarized below. Webster expects that $3.2 million in net actuarial loss of $3,189,000 and $73,000 in prior service cost will be recognized as components of net periodic benefit cost in 2009.

	2008		2007
(In thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Net actuarial loss	$43,703	$116	$7,659	$239
Prior service cost	—	524	—	596

Total pre-tax amounts recognized in accumulated other comprehensive loss	$43,703	$640	$7,659	$835

The funded status of the pension and other postretirement benefit plans has been recognized as follows in the Consolidated Balance Sheet at December 31, 2008 and 2007. An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan.

	2008		2007
(In thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Prepaid expenses and other assets	$—	$—	$9,396	$—
Accrued expenses and other liabilities	(31,780)	(4,350)	(7,408)	(4,590)

Funded status	$(31,780)	$(4,350)	$1,988	$(4,590)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation for all pension plans was $124.3 million and $114.7 million at December 31, 2008 and 2007, respectively. The accumulated benefit obligation exceeds the fair value of plan assets in each of Webster’s pension plans.

Expected future benefit payments for the pension plans and other postretirement benefit plans are presented below:

(In thousands)	Pension Benefits	Other Benefits
2009	$6,566	$440
2010	4,056	444
2011	4,467	444
2012	5,651	440
2013	5,720	430
2014-2017	35,766	1,951

Net periodic benefit cost recognized in net income and changes in funded status recognized in other comprehensive income (loss) for the years ended December 31 included the following components:

	Pension Benefits			Other Benefits
(In thousands)	2008	2007	2006	2008	2007	2006
Net Periodic Benefit Cost Recognized in Net Income:
Service cost (benefits earned during the period)	$150	$7,259	$8,411	$—	$—	$—
Interest cost on benefit obligations	7,147	6,738	6,117	258	258	256
Expected return on plan assets	(9,499)	(9,265)	(7,455)	—	—	—
Amortization of prior service cost	—	170	150	73	73	73
Recognized net loss	—	263	1,749	—	—	8
Curtailment gain	—	—	(354)	—	—	—

Net periodic benefit cost (income) recognized in net income	(2,202)	5,165	8,618	331	331	337

Changes in Funded Status Recognized in Other Comprehensive Income:
Net loss (gain)	36,045	(6,029)	—	(122)	99	—
Amortization of prior service cost	—	(170)	—	(73)	(73)	—
Amortization of net (loss) gain	—	(263)	—	—	—	—

Total (gain) loss recognized in other comprehensive income (loss)	36,045	(6,462)	—	(195)	26	—

Total recognized in total comprehensive income (loss)	$33,843	$(1,297)	$8,618	$136	$357	$337

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the fair value of the pension plan’s assets at the December 31 measurement date is shown in the following table:

	2008	2007
Assets Category:
Cash/cash equivalents	1%	2%
Fixed income investments	47	35
Equity investments	52	63

Total	100%	100%

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

The investment policy guidelines in effect as of December 31, 2008 set the following asset allocation targets:

Target Asset Allocations:
Cash/cash equivalents	0% - 2%
Fixed income investments	40% - 60%
Equity investments	39% - 61%

The basis for Webster’s 2008 assumption for the expected long-term rate of return on assets is as follows:

Asset Category	Percent of Portfolio	Expected Return
Fixed income investments	50%	6%
U.S. equity investments	45	10
International equity investments	5	10

On this basis, a reasonable target for the long-term return on assets assumption would be 8% to 9%. Webster selected 8.25% for 2008. The above assumes a long-term inflation rate of 3%.

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate	6.00%	6.40%	6.30%	6.00%
Rate of compensation increase	n/a	n/a	n/a	n/a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	6.40%	5.90%	5.75%	6.00%	5.66%	5.75%
Expected long-term return on assets	8.25	8.25	8.25	n/a	n/a	n/a
Rate of compensation increase	n/a	4.00	4.00	n/a	n/a	n/a

The assumed healthcare cost-trend rate is 8.0% for 2008, declining 1.0% each year until 2011 when the rate will be 5.0%. An increase of 1.0% in the assumed healthcare cost trend rate for 2008 would have increased the net periodic postretirement benefit cost by $15,000 and increased the accumulated benefit obligation by $263,000.

NOTE 21: Stock-Based Compensation Plans

Webster has a share-based compensation plan (the “Plan”) that covers employees and directors, and a Director Retainer Fees Plan for non-employee directors (collectively, the “Plans”). The compensation cost that has been included in compensation and benefits expense for the Plans totaled $9.5 million, $8.7 million and $8.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. These respective totals consist of (1) stock option expense of $2.7 million, $3.5 million and $4.4 million and (2) restricted stock expense of $6.8 million, $5.2 million and $3.8 million. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $3.2 million, $2.9 million and $2.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Plans, which are shareholder-approved, permit the grant of incentive and non-qualified stock options, restricted stock and stock appreciation rights (“SARS”) to employees and directors for up to 8.3 million shares of common stock. As of December 31, 2008, the Plan had 1,553,938 common shares available for future grants. Webster believes that such awards better align the interests of its employees with those of its shareholders. Option awards are granted with an exercise price equal to the market price of Webster’s stock at the date of grant and vest over periods ranging from three to four years. These options grant the holder the right to acquire a share of Webster common stock for each option held and have a contractual life of ten years. At December 31, 2008, total options outstanding included 3,013,733 non-qualified and 415,151 incentive stock options. No SARS have been granted through December 31, 2008.

During the years ended December 31, 2008, 2007 and 2006, respectively, there were 121,005, 52,228 and 39,246 restricted stock awards granted to senior management, which vest based on service over a period ranging from one to five years. The Plan limits at 100,000 shares the number of restricted stock shares that may be granted to an eligible individual in a calendar year. The Plan also permits performance-based restricted stock awards. These performance-based awards vest after three years in a range from zero to 200% of the target number of shares under the grant, dependent upon Webster’s ranking for total shareholder return versus a blended peer group of companies in the S&P Midcap 400 Financial Services Subset index and the KBW 50 index. In 2008, performance based awards were granted that are tracked against the KRX index. This blend of companies was chosen because it represents the mix of size and type of financial institutions that best compare with Webster. During the year ended December 31, 2008, there were 113,412 shares of performance-based restricted stock awards granted.

On December 16, 2008, the Board of Directors approved long-term cash incentive awards to certain vice president and senior vice president of the corporation. The value of these long-term individual cash awards will be converted to “phantom shares” by dividing the grant value by $13.62 (the average price of Webster stock for the 10-day period prior to the grant date). The number of phantom shares for each individual is rounded to the closest share. These phantom shares will have a 3-year cliff vesting with no dividends paid on them. At the end

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the vesting period, the value of each award is determined by the number of phantom shares multiplied by the share price on the vesting date. An individual payment will not be less than the initial cash value of the award or more than double the initial cash value of the award. Awards will be paid in cash minus withholding for taxes.

The Director Retainer Fees Plan provides non-employee directors with restricted shares for a portion of their annual retainer for services rendered as directors. During the years ended December 31, 2008, 2007 and 2006, respectively, there were 4,333, 4,176 and 4,806 shares granted to directors with a vesting schedule of one year. The grant-date fair value of restricted share awards to directors and management under the Plans is amortized to non-interest expense over the service vesting period and such expense is reflected in compensation and benefits expense.

As discussed in Note 1, compensation cost relating to share-based payment transactions are recognized in the financial statements, based upon the grant-date fair value of the instruments issued. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option-Pricing Model. The weighted-average assumptions used for options granted during the years ended December 31, 2008, 2007 and 2006 are listed in the following table. Webster uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

	Weighted Average Assumptions
	2008	2007	2006
Expected term (years)	6.3	6.3	6.2
Expected dividend yield	3.00%	2.91%	2.33%
Expected volatility	33.25	21.32	23.75
Expected forfeiture rate	5.00	5.00	5.00
Risk-free interest rate	1.92	3.74	4.55
Fair value of options granted	$3.71	$6.81	$11.95

A summary of options under the Plans as of December 31, 2008, and activity during the year then ended, is presented below:

		2008
	Shares	Weighted-Average Exercise Price
Options outstanding at beginning of year	3,276,860	$36.37
Options granted	867,580	15.12
Options exercised	27,334	23.07
Options expired	688,225	36.43

Options outstanding at end of year	3,428,881	$31.12

Options exercisable at end of year	2,217,292	$36.30

Options expected to vest as of the end of the year	506,252	$32.82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about options outstanding and options exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
$10.01 - 15.00	675,776	9.78	$12.85	4,804	1.17	$12.42
15.01 - 20.00	8,793	2.12	17.06	8,793	2.12	17.06
20.01 - 25.00	663,975	2.85	22.92	555,523	1.60	23.09
25.01 - 30.00	287,990	4.78	28.28	199,834	2.79	29.63
30.01 - 35.00	645,805	6.35	32.91	428,876	5.09	33.36
35.01 - 40.00	99,350	3.71	37.74	99,350	3.71	37.74
40.01 - 45.00	124,120	6.32	43.82	100,997	6.07	43.85
45.01 - 51.31	923,072	6.22	47.76	819,115	6.04	47.67

	3,428,881	6.17	$31.12	2,217,292	4.38	$36.30

The aggregate intrinsic values, which fluctuate based on changes in the fair market value of Webster’s stock, were $630,529 for all outstanding stock options and $6,525 for exercisable stock options at December 31, 2008. For options expected to vest as of December 31, 2008 there was no aggregate intrinsic value based on a closing stock price of $13.78 on December 31, 2008. The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between Webster’s closing stock price on the last trading day of 2008 and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2008.

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $161,502, $4.2 million and $5.8 million, respectively.

The following table summarizes Webster’s restricted stock activity for the year ended December 31, 2008:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at beginning of year	494,153	$41.72
Granted	440,436	18.42
Vested	111,159	45.33
Forfeited	24,676	40.95

Restricted stock at end of year	798,754	$28.27

The fair value of restricted shares that vested during the years ended December 31, 2008, 2007 and 2006 was $2.1 million, $2.0 million and $2.2 million, respectively.

As of December 31, 2008, there was $15.1 million of total unrecognized compensation cost related to nonvested share-based compensation granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Shares for the exercise of stock options are expected to come from the Company’s treasury shares or authorized and unissued shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22: Business Segments

Webster has three primary business segments for purposes of reporting segment results. These segments are Commercial Banking, Retail Banking and Consumer Finance. Commercial Banking includes middle market, asset-based lending and commercial real estate. Retail Banking includes retail banking, business and professional banking and investment services. Included in Consumer Finance is residential mortgage, consumer lending and mortgage banking activities. The balance of Webster’s activity is reflected in Other which includes the Company’s equipment financing, investment planning, insurance premium financing, and HSA Bank. The Company’s Treasury unit is included in reconciling amounts which also includes the results of discontinued operations, all corporate functions and the amounts required to reconcile profitability metrics to GAAP reported amounts. The methodologies and organizational hierarchies that define the business segments are periodically reviewed and revised. During 2007, Webster modified certain of its segment disclosures to reflect organizational and structural changes that were implemented in the fourth quarter of 2007. These financial disclosure modifications are reflected in this Annual Report and the financial information for the prior periods has been revised to reflect the changes as if they had been in effect throughout all periods reported. The Company will make further modifications in 2009 to reflect recent changes in organizational hierarchies. Equipment financing, wealth management, investment planning and insurance premium finance will be consolidated under Commercial Banking.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Chief Operating Decision Maker (“CODM”) uses full profitability measurement reports which are prepared for each operating segment, and these reports reflect EL and FTP. The difference between these report based measures (EL, funds transfer pricing) are reconciled to GAAP values in the Other column. These segment results are used as a basis for determining operating segment incentives, capital allocations, and product changes. The reports are reviewed on a monthly and quarterly basis and compare actual to planned results on a direct contribution basis, which is pretax. The operating segments that are generating revenue and revenue opportunities that exceed costs required to generate business and leverage fixed costs are allocated additional resources. The CODM typically has reduced resources to segments that are underperforming.

The following table presents the operating results and total assets for Webster’s reportable segments.

Year ended December 31, 2008
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Reconciling Amounts	Consolidated Total
Net interest income	$111,504	$213,810	$118,474	$39,698	$483,486	$22,305	$505,791
Provision for credit losses	20,721	5,629	15,712	5,098	47,160	139,140	186,300

Net interest income after provision	90,783	208,181	102,762	34,600	436,326	(116,835)	319,491
Non-interest income	20,477	125,423	12,676	24,940	183,516	(211,568)	(28,052)
Non-interest expense	60,542	281,942	68,169	51,084	461,737	15,920	477,657
Write-down of goodwill	6,681	—	149,391	42,307	198,379	—	198,379

Income (loss) from continuing operations before income taxes	44,037	51,662	(102,122)	(33,851)	(40,274)	(344,323)	(384,597)
Income tax expense (benefit)	17,934	18,268	16,714	2,990	55,906	(121,746)	(65,840)

Income from continuing operations	26,103	33,394	(118,836)	(36,841)	(96,180)	(222,577)	(318,757)
Loss from discontinued operations	—	—	—	—	—	(3,073)	(3,073)

Net income (loss)	$26,103	$33,394	$(118,836)	$(36,841)	$(96,180)	$(225,650)	$(321,830)

Total assets at period end	$3,655,570	$1,626,094	$6,393,517	$1,356,418	$13,031,599	$4,551,938	$17,583,537

Year ended December 31, 2007
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Reconciling Amounts	Consolidated Total
Net interest income	$109,381	$258,581	$122,751	$38,759	$529,472	$(21,280)	$508,192
Provision for credit losses	18,484	5,598	15,498	4,895	44,475	23,275	67,750

Net interest income after provision	90,897	252,983	107,253	33,864	484,997	(44,555)	440,442
Non-interest income	20,766	122,805	19,734	23,338	186,643	15,667	202,310
Non-interest expense	54,346	271,101	75,480	44,914	445,841	38,128	483,969

Income (loss) from continuing operations before income taxes	57,317	104,687	51,507	12,288	225,799	(67,016)	158,783
Income tax expense (benefit)	17,358	31,705	15,599	3,721	68,383	(20,296)	48,087

Income from continuing operations	39,959	72,982	35,908	8,567	157,416	(46,720)	110,696
Loss from discontinued operations	—	—	—	—	—	(13,923)	(13,923)

Net income (loss)	$39,959	$72,982	$35,908	$8,567	$157,416	$(60,643)	$96,773

Total assets at period end	$3,473,398	$1,607,931	$7,510,938	$1,367,372	$13,959,639	$3,242,321	$17,201,960

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2006
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Reconciling Amounts	Consolidated Total
Net interest income	$106,016	$248,242	$135,903	$42,441	$532,602	$(24,052)	$508,550
Provision for credit losses	17,633	4,682	14,419	4,346	41,080	(30,081)	10,999

Net interest income after provision	88,383	243,560	121,484	38,095	491,522	6,029	497,551
Non-interest income	21,468	102,403	17,620	23,610	165,101	(33,496)	131,605
Non-interest expense	50,172	237,533	60,994	40,745	389,444	46,892	436,336

Income (loss) from continuing operations before income taxes	59,679	108,430	78,110	20,960	267,179	(74,359)	192,820
Income tax expense (benefit)	18,304	33,257	23,957	6,429	81,947	(22,807)	59,140

Income from continuing operations	41,375	75,173	54,153	14,531	185,232	(51,552)	133,680
Income from discontinued operations	—	—	—	—	—	110	110

Net income (loss)	$41,375	$75,173	$54,153	$14,531	$185,232	$(51,442)	$133,790

Total assets at period end	$3,292,571	$1,603,881	$8,738,214	$1,264,448	$14,899,114	$2,197,545	$17,096,659

NOTE 23: Preferred Stock of Subsidiary Corporation

The preferred stock is redeemable after January 15, 2003 at the option of the subsidiary, Webster Preferred Capital Corporation. As of December 31, 2008, there have been no redemptions. Dividend expense on the preferred stock was $863,000 for 2007, 2006 and 2005 and is reflected as non-interest expense in the Consolidated Statement of Income. The preferred shares are not exchangeable into common stock or any other securities, and do not constitute regulatory capital of either Webster Bank or Webster Financial Corporation. The Series B preferred shares are listed on NASDAQ under the symbol “WBSTP”.

NOTE 24: Legal Proceedings

Webster is involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate, management believes are immaterial to Webster’s consolidated financial condition and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25: Parent Company Condensed Financial Information

The Parent Company Condensed Statements of Condition at December 31, 2008 and 2007, and the Condensed Statements of Income and Cash Flows for each of the years in the three-year period ended December 31, 2008, are presented below:

Condensed Statements of Condition

	At December 31,
(In thousands)	2008	2007
Assets:
Cash and due from depository institutions	$13,199	$8,590
Short-term investments	536,962	96,985
Securities available for sale, at fair value	34,787	88,830
Loan	18,000	—
Investment in subsidiaries	1,697,774	2,001,529
Due from subsidiaries	84	298
Direct investments	12,392	15,262
Other assets	52,475	27,606

Total assets	$2,365,673	$2,239,100

Liabilities and shareholders’ equity:
Senior notes	$168,072	$150,069
Junior subordinated debt	300,000	300,345
Other borrowings	13,180	—
Accrued interest payable	4,569	4,832
Other liabilities	5,733	47,222

Total liabilities	491,554	502,468
Shareholders’ equity	1,874,119	1,736,632

Total liabilities and shareholders’ equity	$2,365,673	$2,239,100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years ended December 31,
(In thousands)	2008	2007	2006
Operating Income:
Dividends from subsidiary	$10,000	$150,000	$164,000
Interest on securities and short-term investments	6,679	11,917	14,230
Interest on loans	1,406	29	107
Loss on write-down of securities to fair value	(41,045)	—	—
Loss on sale of FNMA/FHLMC preferred stock	(2,060)	—	—
(Loss) gain on sale of securities, net	(2,241)	3,990	2,901
Loss on write-down of direct investments to fair value	(2,158)	(3,565)	—
Other non-interest income	1,472	1,940	1,285

Total operating (loss) income	(27,947)	164,311	182,523

Operating Expense:
Interest expense on borrowings	29,007	32,074	35,789
Compensation and benefits	9,479	8,949	8,456
Debt redemption premium	—	8,940	—
Other noninterest expense	6,174	5,120	5,270

Total operating expense	44,660	55,083	49,515

(Loss) income before income tax benefit and equity in undistributed earnings of subsidiaries	(72,607)	109,228	133,008
Income tax benefit	23,261	16,983	13,162

(Loss) income before equity in undistributed earnings of subsidiaries	(49,346)	126,211	146,170
Equity in undistributed earnings of subsidiaries	(272,676)	(29,438)	(12,380)

(Loss) income from continuing operations	(322,022)	96,773	133,790
Income from discontinued operations, net of tax	192	—	—

Net (loss) income	$(321,830)	$96,773	$133,790

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows
	Years ended December 31,
(In thousands)	2008	2007	2006
Operating activities:
Net (loss) income	$(321,830)	$96,773	$133,790
Loss on write-down of investments to fair value	42,911	—	—
Decrease (increase) in other assets	(14,846)	8,001	(6,562)
Loss (gain) on sale of investment securities	4,301	(3,990)	(2,901)
Loss on extinguishment of debt	—	8,940	—
Gain on Webster Trust I and II securities	—	(2,130)	—
Equity in over distributed earnings of subsidiaries	272,676	29,438	12,380
(Decrease) increase in other liabilities	(39,201)	44,558	1,121
Stock-based compensation	7,777	8,722	8,176
Excess tax benefits from stock-based compensation	(1)	(498)	(1,213)
Other	(92)	(612)	449

Net cash (used) provided by operating activities	(48,305)	189,202	145,240

Investing activities:
Purchases of securities available for sale	(2,700)	(29,991)	(32,617)
Sales proceeds, paydowns and maturities of securities available for sale	13,845	69,108	35,107
Increase in short-term investments	(439,977)	(6,299)	(11,092)
Capital contribution to subsidiary	(100,000)	—	—
Decrease in loans to subsidiaries	—	1,750	—
Net cash received for purchase and sale transactions	23,920	—	1,079

Net cash (used) provided by investing activities	(504,912)	34,568	(7,523)

Financing activities:
Issuance of long-term debt	13,180	199,344	—
Repayment of long-term debt	—	(188,653)	(25,200)
Exercise of stock options	532	9,630	9,736
Issuance of preferred stock	617,595	—	—
Cash dividends to common shareholders	(63,063)	(64,560)	(57,037)
Cash dividends to preferred shareholders	(9,775)	—	—
Common stock repurchased	(644)	(178,480)	(63,165)
Excess tax benefit from stock-based compensation	1	498	1,213
Contribution to stock purchased by the Employee Stock Purchase Plan	—	—	492
Tax effect of restricted stock	—	—	249

Net cash provided by (used for) financing activities	557,826	(222,221)	(133,712)

Increase in cash and cash equivalents	4,609	1,549	4,005
Cash and cash equivalents at beginning of year	8,590	7,041	3,036

Cash and cash equivalents at end of year	$13,199	$8,590	$7,041

Supplemental Schedule of Noncash Investing and Financing Activities:
Transfer of loans and leases, net to foreclosed properties	$43,735	$13,460	$2,956
Sale Transactions:
Fair value of noncash assets sold	$40,833	$—	$—
Fair value of liabilities extinguished	7,117	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26: Recent Accounting Standards

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement — an amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also amends SFAS No. 128, “Earnings per Share,” so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. SFAS No. 160 is not expected to have a material impact on Webster’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for Webster on January 1, 2009. Webster is currently evaluating the impact of adopting SFAS No. 161 on the Consolidated Interim Financial Statements.

Selected Quarterly Consolidated Financial Information (Unaudited)

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008:
Interest income	$232,004	$213,993	$214,627	$208,649
Interest expense	107,148	88,307	85,446	82,581

Net interest income	124,856	125,686	129,181	126,068
Provision for credit losses	15,800	25,000	45,500	100,000
Other non-interest income	47,352	49,049	51,366	47,927
Loss on write-down of investments to fair value	(1,253)	(54,924)	(33,507)	(129,593)
Loss on sale of FNMA/FHLMC preferred stock	—	—	(2,060)	—
VISA share redemption	1,625	—	—	—
Net gain (loss) on sale of securities, net	123	126	(50)	(4,233)
Goodwill impairment	—	8,500	1,013	188,866
Non-interest expenses	116,111	129,223	116,531	115,792

Income (loss) from continuing operations before income taxes	40,792	(42,786)	(18,114)	(364,489)
Income tax expense (benefit)	14,303	(14,285)	(1,878)	(63,980)

Income (loss) from continuing operations	26,489	(28,501)	(16,236)	(300,509)
(Loss) income from discontinued operations, net of tax	(2,124)	(439)	(518)	8

Net income (loss)	$24,365	$(28,940)	$(16,754)	$(300,501)

Preferred stock dividends	—	—	4,994	7,093

Net income (loss) available to common shareholders	$24,365	$(28,940)	$(21,748)	$(307,594)

Net income per common share:
Basic:
Income (loss) from continuing operations	$0.51	$(0.55)	$(0.41)	$(5.91)
Net income (loss)	0.47	(0.56)	(0.42)	(5.91)
Diluted:
Income (loss) from continuing operations	0.51	(0.55)	(0.41)	(5.91)
Net income (loss)	0.47	(0.56)	(0.42)	(5.91)

2007:
Interest income	$248,693	$250,319	$251,626	$244,957
Interest expense	120,612	119,966	124,567	122,258

Net interest income	128,081	130,353	127,059	122,699
Provision for credit losses	3,000	4,250	15,250	45,250
Other non-interest income	46,813	52,869	50,925	51,419
Loss on write-down of investments to fair value	—	—	—	(3,565)
Gain on Webster Capital Trust I and II securities	—	2,130	—	—
Net gain (loss) on securities transactions	541	503	482	195
Non-interest expenses	121,161	128,932	113,553	120,324

Income from continuing operations before income taxes	51,274	52,673	49,663	5,174
Income tax expense	16,194	16,801	15,088	5

Income from continuing operations	35,080	35,872	34,575	5,169
(Loss) income from discontinued operations, net of tax	(44)	(405)	393	(13,867)

Net income (loss)	$35,036	$35,467	$34,968	$(8,698)

Net income per common share:
Basic:
Income from continuing operations	$0.63	$0.64	$0.64	$0.10
Net income (loss)	0.62	0.64	0.65	(0.17)
Diluted:
Income from continuing operations	0.62	0.64	0.64	0.10
Net income (loss)	0.62	0.63	0.64	(0.16)

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

Internal Control Over Financial Reporting

Webster’s management has issued a report on its assessment of the effectiveness of Webster’s internal control over financial reporting as of December 31, 2008.

Webster’s independent registered public accounting firm has issued a report on the effectiveness of Webster’s internal control over financial reporting as of December 31, 2008. The report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

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

Management has evaluated the effectiveness of Webster’s internal control over financial reporting as of December 31, 2008 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, we have concluded that Webster’s internal control over financial reporting is effective as of December 31, 2008.

The independent registered public accounting firm of KPMG LLP, as auditors of Webster’s Consolidated Financial Statements, has issued an audit report on the effectiveness of Webster’s internal control over financial reporting as of December 31, 2008.

/s/ James C. Smith	/s/ Gerald P. Plush
James C. Smith	Gerald P. Plush
Chairman and Chief Executive Officer	Senior Executive Vice President, Chief Financial Officer and Chief Risk Officer

February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Webster Financial Corporation:

We have audited Webster Financial Corporation and it’s subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Webster Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Hartford, Connecticut
February 27, 2009

ITEM 9B.	OTHER INFORMATION

The annual meeting of shareholders will be held on Thursday, April 23, 2009 at the Courtyard by Marriott, 63 Grand Street, Waterbury, Connecticut 06702.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information for the executive officers of Webster, each of whom is elected to serve for a one-year period.

Name	Age at December 31, 2008	Positions Held with Webster and Webster Bank
James C. Smith	59	Chairman, Chief Executive Officer and Director
Gerald P. Plush	50	Senior Executive Vice President - Chief Financial Officer and Chief Risk Officer
Jeffrey N. Brown	51	Executive Vice President - Chief Administrative Officer
Joseph J. Savage	56	Executive Vice President - Commercial Banking
Nitin J. Mhatre	38	Executive Vice President - Consumer Lending
Harriet Munrett Wolfe	55	Executive Vice President - General Counsel and Corporate Secretary
Michelle M. Crecca	39	Executive Vice President - Chief Marketing Officer
Douglas O. Hart	57	Executive Vice President - Chief Accounting Officer

Information concerning the principal occupation of these executive officers of Webster and Webster Bank during at least the last five years is set forth below.

James C. Smith is Chairman, Chief Executive Officer and a director of Webster and Webster Bank, having been elected Chief Executive Officer in 1987 and Chairman in 1995. Mr. Smith joined Webster Bank in 1975, and was elected President, Chief Operating Officer and a director of Webster Bank in 1982 and of Webster in 1986. Mr. Smith served as President of Webster and Webster Bank until 2000. Mr. Smith is a director of the Federal Reserve Bank of Boston and was a member of the Federal Advisory Council which advises the deliberations of the Federal Reserve Board of Governors until December 2007. He is a member of the executive committee of the Connecticut Bankers Association, co-chairman of the American Bankers Council and a former director of the Federal Home Loan Bank of Boston. He is a director of St. Mary’s Hospital and the Palace Theater, both of Waterbury, Connecticut, and was a director of MacDermid, Incorporated (NYSE: MRD) until it was sold in June 2007. Mr. Smith serves as Chairman of the Executive Management Committee.

Gerald P. Plush is Senior Executive Vice President and Chief Financial Officer /Chief Risk Officer of Webster and Webster Bank. Mr. Plush joined Webster in July 2006 and was promoted to Senior Executive Vice President in July 2007. He was elected Chief Risk Officer in July 2008. Mr. Plush serves as Chairman of Webster’s Enterprise Risk Management Committee. Prior to joining Webster, Mr. Plush was employed at MBNA America in Wilmington, Delaware. In his most recent position with MBNA, he was Senior Executive Vice President and Managing Director of Corporate Development and Acquisitions. Prior to this position, Mr. Plush was Senior Executive Vice President and Chief Financial Officer of MBNA’s North American Operations, and prior to that he was Senior Executive Vice President and Chief Financial Officer of U.S. Credit Card.

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

Nitin J. Mhatre is Executive Vice President, Consumer Finance of Webster and Webster Bank. Mr. Mhatre joined Webster in October 2008. Prior to joining Webster, Mr. Mhatre worked for Citi Home Equity in St. Louis, Missouri and Stamford, Connecticut in various capacities. In his most recent position with Citi Home Equity, he was the Managing Director for the home equity retail business for CitiMortgage. Prior to that he was Vice President and Director, Cards Cross-Sell, and from January 2004 to January 2005, he was Vice President and Director, Portfolio Management.

Harriet Munrett Wolfe is Executive Vice President, General Counsel and Corporate Secretary of Webster and Webster Bank. Ms. Wolfe joined Webster and Webster Bank in March 1997 as Senior Vice President and Counsel, was appointed Secretary in June 1997 and General Counsel in September 1999. In January 2003, she was appointed Executive Vice President. Prior to joining Webster and Webster Bank, she was in private practice. From November 1990 to January 1996, she was Vice President and Senior Counsel of Shawmut Bank Connecticut, N.A., Hartford, Connecticut.

Michelle M. Crecca is Executive Vice President, Chief Marketing Officer of Webster and Webster Bank. Ms. Crecca joined Webster and Webster Bank as Executive Vice President, Consumer Lending in September of 2006 and was appointed Executive Vice President, Chief Marketing Officer in June of 2008. Prior to joining Webster and Webster Bank she was Managing Director, Retail Business for Citi Home Equity.

Douglas O. Hart is Executive Vice President, Chief Accounting Officer of Webster and Webster Bank. Mr. Hart joined Webster and Webster Bank as Chief Accounting Officer in June of 2007 and was appointed Executive Vice President in September of 2008. Prior to joining Webster and Webster Bank he was Senior Executive Vice President — Treasury Operations and Deposits for MBNA Corporation in Wilmington, Delaware.

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

You can also obtain a printed copy of any of these documents without charge by contacting Webster at the following address:

Webster Financial Corporation

145 Bank Street

Waterbury, Connecticut 06702

Attn: Investor Relations

Telephone: (203) 578-2202

Additional information required under this item may be found under the sections captioned “Information as to Nominees and Other Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Webster’s Proxy Statement (“the Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2008, and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2009.

WEBSTER FINANCIAL CORPORATION

By	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2009.

Signature:	Title:

/s/ James C. Smith James C. Smith	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Gerald P. Plush Gerald P. Plush	Senior Executive Vice President - Chief Financial Officer and Chief Risk Officer (Principal Financial Officer)

/s/ Douglas O. Hart Douglas O. Hart	Executive Vice President - Chief Accounting Officer (Principal Accounting Officer)

/s/ Joel S. Becker Joel S. Becker	Director

/s/ John J. Crawford John J. Crawford	Director

/s/ Robert A. Finkenzeller Robert A. Finkenzeller	Director

/s/ Roger A. Gelfenbien Roger A. Gelfenbien	Director

/s/ C. Michael Jacobi C. Michael Jacobi	Director

/s/ Laurence C. Morse Laurence C. Morse	Director

/s/ Karen R. Osar Karen R. Osar	Director

WEBSTER FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3	Certificate of Incorporation and Bylaws.

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Certificate of Elimination Relating to the Corporation’s Series C Participating Preferred Stock (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 9, 2006 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Corporation’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.6	Bylaws, as amended effective December 18, 2007 (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on December 19, 2007 and incorporated herein by reference).

4	Instruments Defining the Rights of Security Holders.

4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

4.2	Specimen stock certificate for the Corporation’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

4.3	Form of specimen stock certificate for the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

4.4	Junior Subordinated Indenture, dated as of January 29, 1997, between the Corporation and The Bank of New York, as trustee, relating to the Corporation’s Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 10.41 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

4.5	Senior Indenture, dated as of April 12, 2004, between the Corporation and The Bank of New York, as trustee, (filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on April 12, 2004, and incorporated herein by reference).

4.6	Supplemental Indenture, dated as of April 12, 2004, between the Corporation and The Bank of New York, as trustee, relating to the Corporation’s 5.125% Senior Notes due April 15, 2014 (filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on April 12, 2004, and incorporated herein by reference).

WEBSTER FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description
4.7	Junior Subordinated Indenture, dated as of June 20, 2007, between the Corporation and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference).

4.8	First Supplemental Indenture, dated as of June 20, 2007, between the Corporation and The Bank of New York, as Trustee (filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference).

4.9	Amended and Restated Trust Agreement, dated as of June 20, 2007, by and among the Corporation, The Bank of New York, as Property Trustee, The Bank of New York (Delaware Trustee and the Administrative Trustees named therein (filed as Exhibit 4.3 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference).

4.10	Guarantee Agreement, dated as of June 20, 2007, between the Corporation and The Bank of New York, as Guarantee Trustee (filed as Exhibit 4.6 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference).

4.11	Replacement Capital Covenant, dated as of June 20, 2007 (filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference.

4.12	Warrant to purchase shares of Corporation common stock (filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

10	Material Contracts

10.1	Mechanics Savings Bank 1996 Officer Stock Plan (filed as Exhibit 10.1 of MECH Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.2	Amendment No. 1 to Mechanics Savings Bank 1996 Officer Stock Option Plan (filed as Exhibit 4.1 (b) of MECH Financial Inc.’s Registration Statement on Form S-8 as filed with the SEC on April 2, 1998 and incorporated herein by reference).

10.3	Mechanics Savings Bank 1996 Director Stock Option Plan (filed as Exhibit 10.2 of MECH Financial, Inc.’s Annual Report on Form 10-K filed with the SEC on March 30, 1998 and incorporated herein by reference).

10.4	Amendment No. 1 to Mechanics Savings Bank 1996 Director Stock Option Plan (filed as Exhibit 4.2 (b) of MECH Financial, Inc.’s Registration Statement on Form S-8 as filed with the SEC on April 2, 1998 and incorporated herein by reference).

10.5	New England Community Bancorp, Inc., 1997 Non-Officer’s Directors’ Stock Option Plan (filed as Exhibit 4.1 of New England Community Bancorp, Inc.’s Registration Statement on Form S-8 as filed with the SEC on October 6, 1998 and incorporated herein by reference).

10.6	Amended and Restated 1992 Stock Option Plan (filed as Annex A to the Corporation’s definitive proxy materials for the Corporation’s 2007 Annual Meeting of Shareholders and incorporated herein by reference).

10.7	Amended and Restated Deferred Compensation Plan for Directors and Officers of Webster Bank effective January 1, 2005 (filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on December 31, 2007 and incorporated herein by reference).

WEBSTER FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.8	2001 Directors Retainer Fees Plan (filed as Exhibit A to the Corporation’s Definitive Proxy Statement filed with the SEC on March 21, 2001 and incorporated herein by reference).

10.9	Supplemental Retirement Plan for Employees of Webster Bank, as amended and restated effective January 1, 2005 (filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K with the SEC on December 21, 2007 and incorporated herein by reference).

10.10	Qualified Performance-Based Compensation Plan (filed as Exhibit A to the Corporation’s definitive proxy materials for the Corporation’s 2008 Annual Meeting of Shareholders and incorporated herein by reference).

10.11	Employee Stock Purchase Plan (filed as Appendix A to Webster’s Definitive Proxy Statement filed with the SEC on March 23, 2000 and incorporated herein by reference).

10.12	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and James C. Smith (filed as Exhibit 10.12 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and incorporated herein by reference).

10.13	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and William T. Bromage (filed as Exhibit 10.13 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and incorporated herein by reference).

10.14	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Joseph J. Savage (filed as Exhibit 10.14 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and incorporated herein by reference).

10.15	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Gerald P. Plush (filed as Exhibit 10.15 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and incorporated herein by reference).

10.16	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Jeffrey N. Brown (filed as Exhibit 10.16 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and incorporated herein by reference).

10.17	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Harriet Munrett Wolfe (filed as Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and incorporated herein by reference).

10.18	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Scott M. McBrair (filed as Exhibit 10.18 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and incorporated herein by reference).

10.19	Form of Non-Competition Agreement, dated as of January 31, 2005, by and between Webster Financial Corporation and the following executives: James C. Smith, William T. Bromage, William J. Healy, Joseph J. Savage, and Jeffrey N. Brown (filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 4, 2005 and incorporated herein by reference).

WEBSTER FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.20	Form of Non-Competition Agreement, dated as of April 21, 2005, by and between Webster Financial Corporation and Scott McBrair (filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on April 26, 2005 and incorporated herein by reference).

10.21	Non-Competition Agreement, dated as of July 5, 2006, by and between Webster Financial Corporation and Gerald P. Plush (filed as Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 with the SEC on August 4, 2006 and incorporated herein by reference).

10.22	Separation Agreement and General Release, dated as of April 24, 2008, by and among Webster Financial Corporation, Webster Bank, National Association and William T. Bromage (filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on April 25, 2008 and incorporated herein by reference).

10.23	Employment Separation Agreement, dated as of January 20, 2009, by and between Webster Financial Corporation, Webster Bank, National Association and Scott M. McBrair (filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on January 22, 2009 and incorporated herein by reference).

10.24	Letter Agreement, dated as of November 21, 2008, between Webster Financial Corporation and the United States Department of the Treasury, and the Securities Purchase Agreement — Standard Terms attached thereto (filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with SEC on November 24, 2008 and incorporated herein by reference).

10.25	Description of Arrangement for Directors Fees.

21	Subsidiaries.

23	Consent of KPMG LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

Note:	Exhibit numbers 10.1 — 10.23 and 10.25 are management contracts or compensatory plans or arrangements in which directors or executive officers are eligible to participate.