Form 10-Q
period 2009-03-31
WEBSTER FINANCIAL CORP
filed 2009-05-08
CIK 801337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐    Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2009 was 52,838,930.

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)	March 31, 2009	December 31, 2008
Assets:
Cash and due from depository institutions	$208,862	$259,208
Short-term investments	19,942	22,154
Investment securities:
Trading, at fair value	—	77
Available for sale, at fair value	1,097,229	1,188,705
Held-to-maturity (fair value of $2,479,636 and $2,559,745)	2,429,887	2,522,511
Other securities	134,874	134,874

Total investment securities	3,661,990	3,846,167
Loans held for sale	48,876	24,524
Loans, net	11,824,530	11,952,262
Goodwill	529,887	529,887
Cash surrender value of life insurance	282,399	279,807
Premises and equipment	182,629	185,928
Assets held for disposition	5,571	5,571
Other intangible assets, net	32,575	34,039
Deferred tax asset, net	199,531	189,337
Accrued interest receivable and other assets	259,942	254,653

Total assets	$17,256,734	$17,583,537

Liabilities:
Deposits	$12,694,759	$11,884,890
Federal Home Loan Bank advances	671,294	1,335,996
Securities sold under agreements to repurchase and other short-term debt	1,146,852	1,570,971
Long-term debt	661,968	687,797
Accrued expenses and other liabilities	216,734	220,145

Total liabilities	15,391,607	15,699,799

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized - 3,000,000 shares;
Series A issued and outstanding - 224,900 shares	224,900	224,900
Series B issued and outstanding - 400,000 shares (net of discount; $8,138 and $8,574)	391,862	391,426
Common stock, $0.01 par value; authorized - 200,000,000 shares;
Issued - 56,607,177 shares	566	566
Paid in capital:
Warrant for common stock	8,719	8,719
Additional paid in capital	727,000	722,962
Retained earnings	759,020	781,106
Accumulated other comprehensive loss, net	(105,196)	(105,910)
Less: Treasury stock, at cost; 3,776,766 and 3,723,527 shares	(151,376)	(149,650)

Total Webster Financial Corporation shareholders’ equity	1,855,495	1,874,119
Noncontrolling interests	9,632	9,619

Total equity	1,865,127	1,883,738

Total liabilities and equity	$17,256,734	$17,583,537

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
(In thousands, except per share amounts)	2009	2008
Interest Income:
Loans including fees	$140,767	$191,272
Investments securities	50,827	39,332
Loans held for sale	164	1,400

Total interest income	191,758	232,004

Interest Expense:
Deposits	52,908	75,242
Borrowings	20,653	31,906

Total interest expense	73,561	107,148

Net interest income	118,197	124,856
Provision for credit losses	66,000	15,800

Net interest income after provision for credit losses	52,197	109,056

Non-Interest Income:
Deposit service fees	27,959	28,433
Loan related fees	6,482	6,858
Wealth and investment services	5,750	6,956
Mortgage banking activities	606	740
Increase in cash surrender value of life insurance	2,592	2,581
Net gain on investment securities	4,457	124
Loss on write-down of investments to fair value	—	(1,254)
Gain on early extinguishment of subordinated notes	5,993	—
Visa share redemption	—	1,625
Other income	276	1,784

Total non-interest income	54,115	47,847

Non-interest Expenses:
Compensation and benefits	56,469	63,443
Occupancy	14,295	13,682
Furniture and equipment	15,140	15,160
Intangible assets amortization	1,464	1,548
Marketing	3,106	3,643
Outside services	3,784	4,153
FDIC deposit insurance assesment	4,590	354
Severance and other costs	240	(650)
Foreclosed and repossessed asset write-downs	3,450	233
Foreclosed and repossessed asset expenses	1,179	280
Other expenses	14,301	14,058

Total non-interest expenses	118,018	115,904

(Loss) income from continuing operations before income tax (benefit) expense	(11,706)	40,999
Income tax (benefit) expense	(593)	14,303

(Loss) income from continuing operations	(11,113)	26,696
Loss from discontinued operations, net of tax	—	(2,124)

Consolidated net (loss) income	(11,113)	24,572
Less: Net income (loss) attributable to noncontrolling interests	13	(9)

Net (loss) income attributable to Webster Financial Corporation	(11,126)	24,581
Preferred stock dividends and accretion of preferred stock discount	(10,431)	(216)

Net (loss) income applicable to common shareholders	$(21,557)	$24,365

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited), continued

	Three months ended March 31,
(In thousands, except per share amounts)	2009	2008
Basic:
(Loss) income from continuing operations, per common share	$(0.41)	$0.50
(Loss) income from discontinued operations, net of tax per common share	—	(0.04)

Net (loss) income attributable to Webster Financial Corporation, per common share	$(0.41)	$0.46

Diluted:
(Loss) income from continuing operations, per common share	$(0.41)	$0.50
(Loss) income from discontinued operations, net of tax per common share	—	(0.04)

Net (loss) income attributable to Webster Financial Corporation, per common share	$(0.41)	$0.46

Dividends per share	$0.01	$0.30

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31, 2008
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling interest	Total
Balance, December 31, 2007	$—	$566	$734,604	$1,183,621	$(166,263)	$(15,896)	$9,615	$1,746,247
Comprehensive income:
Net income	—	—	—	24,581	—	—	(9)	24,572
Other comprehensive loss, net of taxes	—	—	—	—	—	(30,327)	—	(30,327)

Comprehensive income								(5,755)
Dividends paid on common stock of $.30 per share	—	—	—	(15,747)	—	—	—	(15,747)
Dividends paid on consolidated affiliate preferred stock	—	—	—	(216)	—	—	—	(216)
Exercise of stock options, including excess tax benefits	—	—	(68)	—	658	—	—	590
Repurchase of 7,924 common shares	—	—	—	—	(253)	—	—	(253)
Stock-based compensation expense	—	—	721	—	—	—	—	721
Restricted stock grants and expense	—	—	1,345	—	314	—	—	1,659
EITF 06-4 Adoption	—	—	—	(924)	—	—	—	(924)

Balance, March 31, 2008	$—	$566	$736,602	$1,191,315	$(165,544)	$(46,223)	$9,606	$1,726,322

	Three months ended March 31, 2009
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling interest	Total
Balance, December 31, 2008	$616,326	$566	$731,681	$781,106	$(149,650)	$(105,910)	$9,619	$1,883,738
Comprehensive income (loss):
Net loss	—	—	—	(11,126)	—	—	13	(11,113)
Other comprehensive loss, net of taxes	—	—	—	—	—	714	—	714

Comprehensive loss								(10,399)
Dividends paid on common stock of $.01 per share	—	—	—	(529)	—	—	—	(529)
Dividends paid on Series A preferred stock $21.25 per share	—	—	—	(4,779)	—	—	—	(4,779)
Dividends incurred on Series B preferred stock $12.50 per share	—	—	—	(5,000)	—	—	—	(5,000)
Subsidiary preferred stock dividends	—	—	—	(216)	—	—	—	(216)
Repurchase of 6,123 common shares	—	—	—	—	(36)	—	—	(36)
Accretion of preferred stock discount	436	—	—	(436)	—	—	—	—
Stock-based compensation expense	—	—	635	—		—	—	635
Restricted stock grants and expense	—	—	3,427	—	(1,690)	—	—	1,737
Additional issuance costs associated with the issuance of the Series B preferred stock and warrant	—	—	(24)	—	—	—	—	(24)

Balance, March 31, 2009	$616,762	$566	$735,719	$759,020	$(151,376)	$(105,196)	$9,632	$1,865,127

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(In thousands)	2009	2008
Operating Activities:
Net (loss) income	$(11,126)	$24,581
Loss from discontinued operations, net of tax	—	(2,124)

(Loss) income from continuing operations	(11,126)	26,705
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Provision for credit losses	66,000	15,800
Deferred tax benefit	(10,423)	(6,138)
Depreciation and amortization	14,060	13,929
Gain on early extinguishment of subordinated notes	(4,504)	—
Stock-based compensation	2,373	2,380
Net loss on sale of foreclosed properties	390	4
Write-down of foreclosed property	3,450	233
Loss on write-down of investments to fair value	—	709
Net loss (gain) on available for sale securities	(4,458)	316
Decrease in trading securities	77	1,291
Increase in cash surrender value of life insurance	(2,592)	(2,581)
Net (increase) decrease in loans held for sale	(24,352)	213,345
Net increase in prepaid expenses and other assets	(15,414)	(63,168)
Net increase in accrued expenses and other liabilities	2,062	60,394

Net cash provided by operating activities	15,543	263,219

Investing Activities:
Net decrease in short-term investments	2,212	1,070
Purchases of securities, available for sale	(353,222)	(178,432)
Proceeds from maturities and principal payments of securities, available for sale	47,430	9,120
Proceeds from sales of securities, available for sale	402,309	1,514
Purchases of held-to-maturity securities	(2,675)	(29,982)
Proceeds from maturities and principal payments of held-to-maturity securities	95,031	45,234
Purchases of other securities	—	(6,251)
Net decrease (increase) in loans	49,335	(143,452)
Proceeds from sale of foreclosed properties	3,165	1,333
Net purchases of premises and equipment proceeds sales	(5,632)	(8,623)

Net cash provided by (used for) investing activities	237,953	(308,469)

Financing Activities:
Net increase (decrease) in deposits	809,869	(210,866)
Proceeds from FHLB advances	9,329,810	15,454,000
Net decrease in FHLB advances	(9,993,703)	(15,636,844)
Net (decrease) increase in securities sold under agreements to repurchase and other short-term borrowings	(423,639)	404,012
Issuance costs for Series B preferred stock	(24)	—
Repayment of long-term debt	(15,928)	—
Cash dividends to common shareholders	(529)	(15,747)
Cash dividends to preferred shareholders of consolidated affiliate	(216)	(216)
Cash dividends paid to preferred shareholders	(9,446)	—
Exercise of stock options	—	590
Common stock repurchased	(36)	(253)

Net cash used for financing activities	(303,842)	(5,324)

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Three months ended March 31,
(In thousands)	2009	2008
Cash Flows from Discontinued Operations:
Operating activities	$—	$241
Proceeds from sale of discontinued operations	—	18,000

Net cash provided by discontinued operations	—	18,241

Net change in cash and cash equivalents	(50,346)	(32,333)
Cash and cash equivalents at beginning of period	259,208	306,654

Cash and cash equivalents at end of period	$208,862	$274,321

Supplemental disclosure of cash flow information:
Interest paid	$76,798	$106,218
Income taxes paid	790	3,072

Noncash investing and financing activities:
Transfer of loans and leases, net to foreclosed properties	$10,331	$7,961
Issuance of loan to finance sale of subsidiary	—	18,000
Gain on early extinguishment of fair value hedge of subordinated debt	1,489	—

Sale transactions:
Fair value of noncash assets sold	$—	$34,913
Fair value of liabilities extinguished	—	6,311

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies and Other Matters

The Consolidated Financial Statements include the accounts of Webster Financial Corporation (“Webster” or the “Company”) and its subsidiaries. The Consolidated Financial Statements and Notes thereto have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are susceptible to near-term changes include goodwill impairment, other-than-temporary impairment on securities, the determination of the allowance for credit losses and the valuation allowance for the deferred tax asset. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Webster’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS)

In December 2007, the Financial Accounting Standards Board (FASB) issued revised SFAS No. 141, Business Combinations, (SFAS No. 141(R)). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration. SFAS No. 141(R) also enhances the disclosure requirements for business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. Webster adopted SFAS No. 141(R) on January 1, 2009. The adoption of SFAS No. 141(R) did not have an effect on Webster’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement - an amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also amends SFAS No. 128, “Earnings per Share,” so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent. Webster adopted SFAS No. 160 effective January 1, 2009 and has applied the requirements of the standard retrospectively for the noncontrolling interest in Webster Preferred Mortgage LLC and Webster Preferred Capital Corporation for all periods presented in the accompanying Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Webster adopted SFAS No. 161 on January 1, 2009. See Note 16 for the enhanced disclosures for Webster’s derivatives required by this statement.

FASB Staff Positions (FSP)

FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. (FSP No. EITF 03-6-1) provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Webster adopted FSP No. EITF 03-6-1 on January 1, 2009. See Note 14 for additional information regarding Webster’s participating securities and calculation of earnings per share.

FSP No. FAS 132(R)-1 Employers’ Disclosures about Postretirement Benefit Plan Asset. (FSP No. FAS 132 (R)-1) provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under FSP 132 (R)-1, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by FSP No. FAS 132 (R)-1 will be included in the Company’s financial statements for the year ended December 31, 2009.

FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP No. FAS 141(R)-1) amends the guidance in SFAS No. 141(R) to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. FSP No. FAS 141(R)-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R) and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP No. FAS 141(R)-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS No. 5. FSP No. FAS 141(R)-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS No. 141(R). FSP No. FAS 141(R)-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009. Webster adopted the provisions of FSP No.FAS 141(R)-1 on January 1, 2009. The adoption of FSP No. FAS 141(R)-1 did not have an effect on Webster’s consolidated financial statements.

FSP 142-3, Determination of the Useful Life of Intangible Assets (FSP No. FAS 142-3) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of FSP No. FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. The guidance for determining the useful life of a recognized intangible asset in accordance with FSP No. FAS 142-3 shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements of FSP No. FAS 142-3 are required to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Webster adopted FSP No. FAS 142-3 on January 1, 2009. The adoption of FSP No. FAS 142-3 had no affect on Webster’s Consolidated Financial Statements. See Note 5 for additional information regarding Webster’s assumptions for the valuation of the useful life of its intangible assets.

On April 9, 2009, the FASB finalized four FSPs regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The four FSPs are as follows:

•

FSP No. FAS 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

•

FSP No. FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.

•

FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

•	FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures.

These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009. The Company elected not to early adopt any of the above positions and will complete its evaluation of the impact of these standards on its results of operation and financial position in the second quarter of 2009.

Emerging Issues Task Force (EITF) Issues

At its November 24, 2008 meeting, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in Issue No. 08-6, Equity Method Investment Accounting Considerations. The objective of EITF No. 08-6 is to clarify the accounting for certain transactions and impairment considerations involving equity method investments which were affected by the accounting for business combinations and the accounting for consolidated subsidiaries with the issuance of SFAS No. 141(R) and SFAS No. 160. EITF No. 08-6 is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and shall be applied prospectively. Webster adopted the provisions of EITF No. 08-6 on January 1, 2009. The adoption of EITF No. 08-6 had no affect on Webster’s Consolidated Financial Statements.

Reclassifications

Certain financial statement balances previously reported are reclassified whenever necessary to conform to the current period’s presentation.

NOTE 2: Investment Securities

The following table presents a summary of the cost and fair value of Webster’s investment securities:

	March 31, 2009					December 31, 2008
	Par Value	Amortized Cost	Unrealized		Estimated Fair Value	Par Value	Amortized Cost	Unrealized		Estimated Fair Value
(In thousands)			Gains Losses					Gains Losses
Trading:
Municipal bonds and notes					$—					$77

Available for Sale:
Government Treasury Bills	$200	$200	$—	$—	$200	$2,000	$1,998	$2	$—	$2,000
Corporate bonds and notes	360,583	160,137	15,740	(83,151)	92,726	359,996	159,610	—	(66,092)	93,518
Equity securities	N/A	25,955	301	(7,002)	19,254	N/A	30,925	2,024	(2,174)	30,775
Mortgage-backed securities - GSE	881,620	887,171	25,880	(64)	912,987	970,905	972,323	16,592	(152)	988,763
Mortgage-backed securities - other	135,000	133,839	—	(61,777)	72,062	135,000	133,814	—	(60,165)	73,649

Total available for sale	$1,377,403	$1,207,302	$41,921	$(151,994)	$1,097,229	$1,467,901	$1,298,670	$18,618	$(128,583)	$1,188,705

Held-to-maturity:
Municipal bonds and notes	$700,479	$696,800	$9,288	$(20,227)	$685,861	$703,944	$700,365	$9,627	$(14,481)	$695,511
Mortgage-backed securities - GSE	1,664,780	1,666,849	61,453	—	1,728,302	1,749,399	1,751,679	43,912	—	1,795,591
Mortgage-backed securities - other	66,247	66,238	—	(765)	65,473	70,493	70,467	—	(1,824)	68,643

Total held-to-maturity	$2,431,506	$2,429,887	$70,741	$(20,992)	$2,479,636	$2,523,836	$2,522,511	$53,539	$(16,305)	$2,559,745

Other securities:
Federal Home Loan Bank stock	$93,159	$93,159	$—	$—	$93,159	$93,159	$93,159	$—	$—	$93,159
Federal Reserve Bank stock	41,715	41,715	—	—	41,715	41,715	41,715	—	—	41,715

Total other securities	$134,874	$134,874	$—	$—	$134,874	$134,874	$134,874	$—	$—	$134,874

Management evaluates all investment securities with an unrealized loss in value, whether caused by adverse interest rates, credit movements or some other factor to determine if the loss is other-than-temporary. The following table provides information on the gross unrealized losses and fair value of Webster’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position at March 31, 2009.

	As of March 31, 2009
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Corporate bonds and notes	$3,961	$(11,250)	$60,732	$(71,901)	$64,693	$(83,151)
Equity securities	12,699	(4,861)	2,314	(2,141)	15,013	(7,002)
Mortgage-backed securities-GSE	28,988	(64)	—	—	28,988	(64)
Mortgage-backed securities-other	38,780	(10,832)	33,282	(50,945)	72,062	(61,777)

Total available for sale	$84,428	$(27,007)	$96,328	$(124,987)	$180,756	$(151,994)

Held-to-maturity:
Municipal bonds and notes	$301,749	$(14,147)	$68,663	$(6,080)	$370,412	$(20,227)
Mortgage-backed securities-other	—	—	65,473	(765)	65,473	(765)

Total held-to-maturity	$301,749	$(14,147)	$134,136	$(6,845)	$435,885	$(20,992)

Total investment securities	$386,177	$(41,154)	$230,464	$(131,832)	$616,641	$(172,986)

The following table provides information on the gross unrealized losses and fair value of Webster’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position at December 31, 2008.

	As of December 31, 2008
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Corporate bonds and notes	$5,116	$(8,734)	$49,651	$(57,358)	$54,767	$(66,092)
Equity securities	9,028	(2,171)	15	(3)	9,043	(2,174)
Mortgage-backed securities-GSE	17,843	(8)	45,942	(144)	63,785	(152)
Mortgage-backed securities-other	50,319	(24,399)	23,330	(35,766)	73,649	(60,165)

Total available for sale	$82,306	$(35,312)	$118,938	$(93,271)	$201,244	$(128,583)

Held-to-maturity:
Municipal bonds and notes	$273,335	$(10,617)	$56,820	$(3,864)	$330,155	$(14,481)
Mortgage-backed securities- other	—	—	68,643	(1,824)	68,643	(1,824)

Total held-to-maturity	$273,335	$(10,617)	$125,463	$(5,688)	$398,798	$(16,305)

Total investment securities	$355,641	$(45,929)	$244,401	$(98,959)	$600,042	$(144,888)

The following summarizes, by investment security type, the basis for the conclusion that the applicable investment securities within the Company’s available for sale portfolio were not other-than-temporarily impaired at March 31, 2009:

Corporate bonds and notes - The unrealized losses on the Company’s investment in corporate bonds and notes increased to $83.2 million at March 31, 2009 from $66.1 million at December 31, 2008. This portfolio consists of various trust preferred securities, both pooled and single issuer, that are investment grade, below investment grade and unrated. The decline in market value is attributable primarily to changes in interest rates, including a liquidity spread premium to reflect the inactive and illiquid nature of the trust preferred securities market at this time. Recently, several rating agencies downgraded many of these trust preferred securities to below investment grade, reflecting the stress that the financial services sector has been under since the beginning of the economic downturn. As of the measurement date, management evaluates various factors for pooled trust preferred securities including actual and estimated deferral and default rates that are implied from the underlying performance of the issuers in the structure and discount rates that are implied from observable and unobservable inputs. Based on this analysis, management anticipates it will collect amounts due. The Company has the ability and intent to hold these investments until a recovery of the amortized cost basis, which may be at maturity. As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

Equity securities - The unrealized losses on the Company’s investment in equity securities increased to $7.0 million at March 31, 2009 from $2.2 million at December 31, 2008. This portfolio consists primarily of investments in the common and preferred stock of other financial institutions based in New England ($19.0 million of the total fair value and $7.0 million of the total unrealized losses at March 31, 2009) and perpetual preferred stock of government sponsored enterprises (GSE) ($0.3 million of the total fair value at March 31, 2009). When estimating the recovery period for equity securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009. For its investments in perpetual preferred stock, Webster evaluates these securities for other-than-temporary impairment using an impairment analysis that is applied to debt securities, which is consistent with SEC guidance. Based on this analysis, Webster determined that there was no deterioration in the credit of one specific issuer; therefore, Webster did not consider that investment to be other-than-temporarily impaired at March 31, 2009.

Mortgage-backed securities-GSE – The unrealized losses on the Company’s investment in GSE (agency) mortgage-backed securities decreased to $64,000 at March 31, 2009 from $152,000 at December 31, 2008. The contractual cash flows for these investments are performing as expected. As the decline in market value is attributable to changes in interest rates and not due to underlying credit deterioration, and because the Company has the ability and intent to hold these investments until a recovery of amortized cost, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

Mortgage-backed securities-other - The unrealized losses on the Company’s investment in mortgage-backed securities issued by entities other than GSEs increased to $61.8 million at March 31, 2009 from $60.2 million at December 31, 2008. The contractual cash flows for these investments are performing as expected. As the decline in market value is attributable to changes in interest rates and not due to underlying credit deterioration, and because the Company has the ability and intent to hold these investments until a recovery of amortized cost, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

The following summarizes by investment security type the basis for the conclusion that the applicable investment securities within the Company’s held-to-maturity portfolio were not other-than-temporarily impaired at March 31, 2009:

Municipal bonds and notes – The unrealized losses on the Company’s investment in municipal bonds and notes increased to $20.2 million at March 31, 2009 from $14.5 million at December 31, 2008. Approximately $6.1 million of the $20.2 million unrealized losses at March 31, 2009 had been in an unrealized loss position for twelve consecutive months or longer as compared to $3.9 million of the $14.5 million at December 31, 2008. These securities are primarily insured AA and A rated general obligation bonds with stable ratings. The $20.2 million unrealized loss was concentrated in 411 municipal bonds and notes with a fair value of $370.4 million.

Mortgage backed securities-other – The unrealized losses on the Company’s investment in mortgage backed securities decreased to $0.8 million at March 31, 2009 from $1.8 million at December 31, 2008. Approximately $0.8 million at March 31, 2009 had been in an unrealized loss position for twelve consecutive months or longer as compared to $1.8 million at December 31, 2008, a $1.0 million improvement. These securities carry AAA ratings or Agency implied AAA credit ratings and are currently performing as expected. The $0.8 million unrealized loss was concentrated in three securities with a total fair value of $65.5 million.

There were no significant credit downgrades on these held-to-maturity securities during the first quarter of 2009, and they are currently performing as anticipated. Management does not consider these investments to be other-than-temporarily impaired and Webster has the ability and intent to hold these investments to full recovery of the amortized cost basis. Management expects that recovery of these temporarily impaired securities will occur over the weighted-average estimated remaining life of these securities.

The following table is a summary of the impact of the recognition of other-than-temporary impairments and net realized gains and losses on sales of securities.

	Three Months ended March 31,
	2009			2008
(In thousands)	Gains	Losses	Net	Gains	Losses (a)(b)	Net
Trading securities:
Municipal bonds and notes	$—	$(1)	(1)	$227	$(349)	(122)
Futures and options contracts	—	—	—	18	—	18

Total trading	—	(1)	(1)	245	(349)	(104)

Available for sale:
U.S. Government agency notes	—	—	—	—	—	—
Municipal bonds and notes	—	—	—	—	—	—
Corporate bonds and notes	—	—	—	286	(58)	228
Equity securities	206	(1,444)	(1,238)	—	(545)	(545)
Mortgage-backed securities	5,696	—	5,696	—	—	—

Total available for sale	5,902	(1,444)	4,458	286	(603)	(317)

Total	$5,902	$(1,445)	$4,457	$531	$(952)	$(421)

(a)	Other-than-temporary impairment charges for equity securities were $0.5 million for the three months ended March 31, 2008. There were no impairment charges for the three months ended March 31, 2009.
(b)	Losses for the three months ended March 31, 2008 excluded other-than-temporary impairments of direct investments of $0.7 million. Direct investments are included in other assets in the accompanying Consolidated Balance Sheets. There were no other-than-temporary impairments of direct investments for the three months ended March 31, 2009.

To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record impairment charges for other-than-temporary impairment in future periods. See pages 84-89 of Webster’s 2008 Annual Report on Form 10-K for additional information regarding other-than-temporary impairment charges taken by the Company for the year ended December 31, 2008.

NOTE 3: Loans, Net

A summary of loans, net follows:

	March 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	%	Amount	%
Residential mortgage loans:
1-4 family	$3,080,842	25.4	$2,939,025	24.2
Permanent - NCLC	49,513	0.4	58,625	0.4
Construction	30,703	0.3	42,138	0.3
Liquidating portfolio - construction loans	13,174	0.1	18,735	0.2

Total residential mortgage loans	3,174,232	26.2	3,058,523	25.1

Consumer loans:
Home equity loans	2,918,213	24.1	2,952,366	24.2
Liquidating portfolio - home equity loans	266,913	2.2	283,645	2.3
Other consumer	27,294	0.2	28,886	0.3

Total consumer loans	3,212,420	26.5	3,264,897	26.8

Commercial loans:
Commercial non-mortgage	1,737,342	14.4	1,795,738	14.7
Asset-based loans	660,352	5.5	753,143	6.2
Equipment financing	1,003,126	8.3	1,022,718	8.4

Total commercial loans	3,400,820	28.2	3,571,599	29.3

Commercial real estate:
Commercial real estate	1,921,318	15.9	1,908,312	15.7
Commercial construction	176,146	1.5	165,610	1.3
Residential development	155,914	1.3	161,553	1.3

Total commercial real estate	2,253,378	18.7	2,235,475	18.3

Net unamortized premiums	13,937	0.1	14,580	0.1
Net deferred costs	40,672	0.3	42,517	0.4

Total net unamortized premiums and deferred costs	54,609	0.4	57,097	0.5

Total loans	12,095,459	100.0	12,187,591	100.0

Less: allowance for loan losses	(270,929)		(235,329)

Loans, net	$11,824,530		$11,952,262

Financial instruments with off-balance sheet risk

Webster is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the Consolidated Balance Sheets.

The following table summarizes financial instruments with off-balance sheet risk:

	March 31,	December 31,
(In thousands)	2009	2008
Unused commercial letters and lines of credit	$2,089,432	$2,196,514
Unused portion of home equity credit lines:
Continuing portfolio	1,888,267	1,954,163
Liquidating portfolio	16,903	21,792
Unadvanced portion of closed construction loans	10,753	14,611
Unadvanced portion of closed commercial construction loans	244,228	262,234
Outstanding loan commitments	60,044	85,291

Total financial instruments with off-balance sheet risk	$4,309,627	$4,534,605

The interest rates for outstanding loan commitments are generally established shortly before closing. The interest rates on home equity lines of credit adjust with changes in the prime rate. At March 31, 2009, the fair value of financial instruments with off-balance sheet risk is considered insignificant to the financial statements taken as a whole.

NOTE 4: Allowance for Credit Losses

The significant disruption and volatility in the domestic and global financial and capital markets experienced in 2008 continued to affect the banking industry through the first quarter of 2009. The disruption has been exacerbated by rising unemployment, a substantial increase in delinquencies, limited refinancing options, and continued declining real estate values. Webster is not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing market, both locally and nationally. Decreases in real estate values could adversely affect the value of property used as collateral for loans. Adverse changes in the economy may have a negative effect on the ability of Webster’s borrowers to make timely loan payments, which would have an adverse impact on the Company’s earnings. A further increase in loan delinquencies would decrease net interest income and increase loan losses, causing potential increases in the provision and allowance for credit losses.

The allowance for credit losses is maintained at a level that management believes is adequate to absorb probable losses inherent in the loan portfolio and in unfunded credit commitments. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off and is reduced by charge-offs on loans.

A summary of the changes in the allowance for credit losses follows:

	Three months ended March 31,
(In thousands)	2009	2008
Continuing portfolio:
Beginning balance	$201,926	$147,680
Provision	54,134	15,800
Charge-offs:
Residential	(2,964)	(1,481)
Consumer	(6,541)	(3,696)
Commercial (a)	(10,605)	(11,439)
Residential development	(48)	—

Total charge-offs	(20,158)	(16,616)
Recoveries	1,460	827

Net charge-offs	(18,698)	(15,789)

Ending balance - continuing portfolio	$237,362	$147,691

Liquidating portfolio:
Beginning balance	$43,903	$49,906
Provision	11,866	—
Charge-offs:
NCLC	(2,086)	(4,341)
Consumer (home equity)	(9,911)	(3,448)

Total charge-offs	(11,997)	(7,789)
Recoveries	595	—

Net charge-offs	(11,402)	(7,789)

Ending balance - liquidating portfolio	$44,367	$42,117

Ending balance - total allowance for credit losses	$281,729	$189,808

Components:
Allowance for loan losses	$270,929	$180,308

Reserve for unfunded credit commitments (b)	10,800	9,500

Allowance for credit losses	$281,729	$189,808

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.
(b)	The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

NOTE 5: Goodwill and Other Intangible Assets

The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization:

	March 31,	December 31,
(In thousands)	2009	2008
Balances not subject to amortization:
Goodwill	$529,887	$529,887

Balances subject to amortization:
Core deposit intangibles	31,295	32,741
Other identified intangibles	1,280	1,298

Total goodwill and other intangible assets	$562,462	$563,926

Goodwill is allocated to Webster’s business segments as follows:

	March 31,	December 31,
(In thousands)	2009	2008
Retail Banking	$516,560	$516,560
Other	13,327	13,327

Total goodwill	$529,887	$529,887

Webster tests its goodwill for impairment annually in its third quarter. Accounting principles generally accepted in the U.S. require additional testing if events or circumstances indicate that impairment may exist. A continuing period of market disruption, or further market capitalization to book value deterioration, may result in the requirement to continue to perform testing for impairment between annual assessments. Management will continue to monitor the relationship of the Company’s market capitalization to its book value, which management attributes primarily to financial services industry-wide factors and to evaluate the carrying value of goodwill. To the extent that testing results in the identification of impairment, the Company may be required to record charges for the impairment of goodwill. Management did not perform any additional testing in the first quarter, but continues to monitor market conditions. For additional information regarding the valuation of goodwill and impairment charges recorded for the year ended December 31, 2008, see pages 94-95 of Webster’s 2008 Annual Report on Form 10-K.

Amortization of intangible assets for the three months ended March 31, 2009, totaled $1.5 million. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(In thousands)
For years ending December 31,
2009 (full year)	$5,755
2010	5,684
2011	5,684
2012	5,516
2013	5,015
Thereafter	6,385

NOTE 6: Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2009 and December 31, 2008 are summarized below. Temporary differences result from the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

	March 31,	December 31,
(In thousands)	2009	2008
Deferred tax assets:
Allowance for credit losses	$110,564	$96,064
Net operating loss carry forwards	45,573	44,751
Net unrealized loss on securities available for sale	38,525	38,488
Compensation and employee benefit plans	33,086	33,745
Impairment losses on securities available for sale	82,015	82,057
Other	22,058	21,128

Total deferred tax assets	331,821	316,233
Valuation allowance	(82,534)	(78,826)

Deferred tax assets, net of valuation allowance	249,287	237,407

Deferred tax liabilities:
Deferred loan costs	15,789	16,451
Premises and equipment	3,454	2,508
Equipment financing leases	20,364	19,127
Purchase accounting and fair-value adjustments	5,780	6,308
Other	4,369	3,676

Total deferred tax liabilities	49,756	48,070

Deferred tax asset, net	$199,531	$189,337

Due to realization uncertainties, a valuation allowance exists for the full amount of the Company’s net state deferred tax assets applicable to Connecticut, including its net operating loss carry forwards. That amount represents approximately $70.0 million of the $82.5 million total valuation allowance at March 31, 2009. The remaining $12.5 million is attributable to securities losses characterized as capital in nature, and for which deductibility has been limited for U.S. tax purposes.

Management believes it is more likely than not that Webster will realize its net deferred tax assets (“DTAs”) based upon its historical and anticipated future levels of pre-tax income. As of December 31, 2008, an extensive analysis of the realizability of Webster’s DTAs was performed under SFAS No. 109, Accounting for Income Taxes. Webster continues to evaluate its DTAs and, while it’s possible that a valuation allowance may be necessary in the future should economic conditions worsen significantly from those forecasted, management does not currently anticipate the recognition of such an allowance to occur. There can, however, be no absolute assurance that any specific level of future income will be generated, or that the Company’s DTAs will ultimately be realized.

For more information on Webster’s income taxes, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report and pages 97-100 of Webster’s 2008 Annual Report on Form 10-K.

NOTE 7: Deposits

The following table summarizes the period end balance and the composition of deposits:

	March 31, 2009		December 31, 2008
(In thousands)	Amount	Percentage of Total	Amount	Percentage of Total
Demand	$1,530,335	12.1%	$1,493,296	12.6%
Negotiable Order of Withdrawal (NOW)	1,319,107	10.4	1,271,569	10.7
Money market	1,794,943	14.1	1,356,360	11.4
Savings	2,576,058	20.3	2,361,169	19.9
Health savings accounts (HSA)	616,819	4.9	530,681	4.5
Retail certificates of deposit	4,638,977	36.5	4,677,615	39.3
Brokered deposits	218,520	1.7	194,200	1.6

Total	$12,694,759	100.0%	$11,884,890	100.0%

Interest expense on deposits is summarized as follows:

	Three months ended March 31,
(In thousands)	2009	2008
NOW	$547	$1,088
Money market	5,676	11,657
Savings	6,815	8,629
HSA	2,673	2,806
Certificates of deposit	35,557	48,668
Brokered deposits	1,640	2,394

Total	$52,908	$75,242

NOTE 8: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

	March 31, 2009		December 31, 2008
(In thousands)	Total Outstanding	Callable	Total Outstanding	Callable
Fixed Rate:
5.05 % to 5.96 % due in 2009	$127,616	$123,000	$792,616	$123,000
4.16 % to 8.44 % due in 2010	235,078	135,000	235,099	135,000
3.19 % to 6.60 % due in 2011	100,615	—	100,684	—
4.00 % to 4.00 % due in 2012	51,400	—	51,400	—
1.21 % to 5.49 % due in 2013	149,000	49,000	149,000	49,000
0.00 % to 6.00 % due after 2014	3,595	—	2,398

	667,304	307,000	1,331,197	307,000
Unamortized premiums	3,990	—	4,799	—

Total advances	$671,294	$307,000	$1,335,996	$307,000

Webster Bank National Association (Webster Bank) had additional borrowing capacity from the FHLB of approximately $1.8 billion at March 31, 2009 and $1.6 billion at December 31, 2008. Advances are secured by a blanket lien against certain qualifying assets, principally residential mortgage loans. At March 31, 2009 and December 31, 2008, Webster Bank had unencumbered investment securities available to secure additional borrowings. If these securities had been used to secure FHLB advances, borrowing capacity at March 31, 2009 and December 31, 2008 would have been increased by an additional $1.1 billion and $0.9 billion, respectively. At March 31, 2009 and December 31, 2008, Webster Bank was in compliance with applicable FHLB collateral requirements.

NOTE 9: Securities Sold Under Agreements to Repurchase and Other Short-term Debt

The following table summarizes securities sold under agreements to repurchase and other short-term borrowings:

(In thousands)	March 31, 2009	December 31, 2008
Securities sold under agreements to repurchase	$857,612	$924,543
Federal Reserve term auction facility	200,000	150,000
Federal funds purchased	63,000	474,380
Treasury tax and loan	9,399	5,748
Other	14,200	13,180

	1,144,211	1,567,851
Unamortized premiums	2,641	3,120

Total	$1,146,852	$1,570,971

The following table sets forth certain information on short-term repurchase agreements:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Quarter end balance	$284,612	$251,543
Quarter average balance	264,109	262,563
Highest month end balance during quarter	284,612	261,581
Weighted-average maturity (in months)	0.21	0.18

NOTE 10: Long-Term Debt

(In thousands)	March 31, 2009	December 31, 2008
Subordinated notes (due January 2013)	$177,480	$200,000
Senior notes (due April 2014)	150,000	150,000
Junior subordinated debt to related capital trusts (due 2027-2037):
Webster Capital Trust IV	200,010	200,010
Webster Statutory Trust I	77,320	77,320
People’s Bancshares Capital Trust II	10,309	10,309
Eastern Wisconsin Bancshares Capital Trust II	2,070	2,070
NewMil Statutory Trust I	10,310	10,310

	627,499	650,019
Unamortized premiums, net	(281)	(399)
Hedge accounting adjustments	34,750	38,177

Total long-term debt	$661,968	$687,797

On March 10, 2009, the Company announced the commencement of a fixed price cash tender offer, which expired on March 18, 2009, for any and all of Webster Bank’s outstanding 5.875% Subordinated Notes due in 2013. The consideration paid per $1,000 of principal was $800 plus all accrued and unpaid interest. Holders tendered $22.5 million of the outstanding principal of the subordinated debt for a total payment of $18.3 million including $0.2 million of accrued interest, resulting in a $4.3 million gain. In connection with the tender offer, the Company terminated $25 million of the fair value hedge associated with the subordinated notes. The termination of that portion of the swap resulted in a net gain of $1.9 million. The pro-rata share of the gain not directly related to the debt redemption was $188,480 which was deferred and is being amortized over the remaining life of the subordinated notes. A total gain of $6.0 million was recognized in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2009.

NOTE 11: Fair Value Measurements

SFAS No. 157, Fair Value Measurements establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

A description of the valuation methodologies used for financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Securities Available for Sale. Equity securities and government treasury bills are reported at fair value utilizing Level 1 inputs based upon quoted market prices. Other securities and certain preferred equity securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, Webster obtains fair value measurements from various sources and utilizes matrix pricing to calculate fair value. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Any investment security not valued based upon the methods previously discussed are considered Level 3. The Level 3 fair values are determined using unobservable inputs and included pooled trust preferred securities transferred to Level 3 in the third quarter of 2008. The market for pooled trust preferred securities has been relatively inactive for several quarters as secondary trading in these securities has dropped to a fraction of the levels experienced prior to the current financial market disruption. There has been no new issuance of pooled trust preferred securities since 2007 and few market participants willing or able to transact in these securities. The uncertainty in evaluating the credit risk in these securities required the Company to consider and weigh various inputs. The Company considered fair values obtained from third parties derived from observable and unobservable inputs. To the extent observable inputs were used, they were adjusted significantly to account for an inactive market. The Company also considered fair value derived from the Company’s own assumptions as to expected cash flows and approximate risk-adjusted discount rates and default rates.

Trading Securities. Securities classified as trading are reported at fair value utilizing Level 2 inputs in the same manner as described above for securities available for sale.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs obtained from third parties to value interest rate swaps and caps. Fair values are compared to other independent third party values for reasonableness.

Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. When the fair value of the collateral is based on an observable market price or certain appraised values, Webster records the impaired loan using Level 2 inputs. For all other impairments, Webster records the impairment using Level 3 inputs. Loans totaling $142.4 million were deemed impaired at March 31, 2009 and $16.0 million of the allowance for loan loss was allocated upon identification of impaired loans during the three months ended March 31, 2009.

Loans Held for Sale. Loans held for sale are required to be carried at the lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. As of March 31, 2009, Webster had $48.9 million of loans held for sale. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions which are considered to be Level 2 inputs. At March 31, 2009, $31.6 million of loans held for sale were recorded at cost and $17.3 million of loans held for sale were recorded at fair value.

Servicing Assets. Servicing assets are carried at cost and are subject to impairment testing. Fair value is estimated utilizing market based assumptions for loan prepayment speeds, servicing costs, discount rates and other economic factors which are considered to be Level 3 inputs. Where the carrying value exceeds fair value, a valuation allowance is established through a charge to non-interest income and subsequently adjusted for changes in fair value. For those servicing assets that experienced a change in fair value, Webster reduced its valuation allowance and recorded a valuation allowance recovery of $85,792 as a component of mortgage banking activities in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2009.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
Government treasury bills	$200	$200	$—	$—
Corporate bonds and notes	92,726	—	23,371	69,355
Equity securities	19,254	17,754	1,500	—
Mortgage-backed securities-GSE	912,987	—	912,987	—
Mortgage-backed securities-other	72,062	—	72,062	—

Total securities	1,097,229	17,954	1,009,920	69,355
Derivatives instruments	78,494	—	78,494	—

Total financial assets held at fair value	$1,175,723	$17,954	$1,088,414	$69,355

Financial liabilities held at fair value:
Derivative instruments	$48,062	$—	$48,062	$—

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets for the three months ended March 31, 2009:

Level 3 available for sale securities, beginning of period	$62,697
Unrealized losses included in other comprehensive income	6,457
Purchases, sales, issuances and settlements, net	201

Level 3 available for sale securities, end of period	$69,355

Certain assets and liabilities are measured at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period as well as assets that are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$126,427	$—	$—	$126,427
Loans held for sale	17,332	—	17,332	—
Servicing assets	2,144	—	—	2,144

Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

During the first quarter of 2009, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value upon initial recognition totaled $12.5 million (utilizing Level 2 valuation inputs) during the three months ended March 31, 2009. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs of the allowance for loan losses totaling $2.2 million. Foreclosed assets remeasured at fair value during the three months ended March 31, 2009 totaled $17.2 million. In connection with the remeasurement the Company recognized write-downs of $3.4 million in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2009.

NOTE 12: Shareholders’ Equity

Accumulated other comprehensive income (loss) is comprised of the following components:

(In thousands)	March 31, 2009	December 31, 2008
Unrealized loss on available for sale securities, net of tax	$(71,548)	$(71,530)
Unrealized loss upon transfer of available for sale securities to held-to-maturity, net of tax and amortization	(978)	(1,039)
Net actuarial loss and prior service cost for pension and other postretirement benefit plans, net of tax	(28,293)	(28,823)
Unrealized loss on cash flow hedge	(7,120)	(7,441)
Deferred gain on hedge accounting transactions	2,743	2,923

Total	$(105,196)	$(105,910)

The following table summarizes the components of other comprehensive income (loss):

	Three months ended March 31,
	2009			2008
(In thousands)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Other comprehensive income (loss):
Net unrealized (loss) gain on securities available for sale	$(107)	$89	$(18)	$(46,381)	$16,023	$(30,358)
Amortization of deferred hedging gain	(277)	97	(180)	(168)	59	(109)
Amortization of unrealized loss on securities transferred to held to maturity	93	(32)	61	197	(69)	128
Unrealized gain on cash flow hedge	494	(173)	321	—	—	—
Amortization of net actuarial loss and prior service cost	815	(285)	530	18	(6)	12

Total other comprehensive income (loss)	$1,018	$(304)	$714	$(46,334)	$16,007	$(30,327)

NOTE 13: Regulatory Matters

Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of Currency of the United States (“OCC”) require Webster and its banking subsidiary to maintain certain minimum ratios, as set forth below. At March 31, 2009, Webster and Webster Bank, were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios:

	Actual		Capital Requirements		Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2009
Webster Financial Corporation
Total risk-based capital	$1,900,557	14.0%	$1,083,492	8.0%	$1,354,365	10.0%
Tier 1 capital	1,623,385	12.0	541,746	4.0	812,619	6.0
Tier 1 leverage capital ratio	1,623,385	9.5	684,220	4.0	855,275	5.0
Webster Bank, N.A.
Total risk-based capital	$1,603,500	12.0%	$1,071,933	8.0%	$1,339,917	10.0%
Tier 1 capital	1,328,116	9.9	535,967	4.0%	803,950	6.0
Tier 1 leverage capital ratio	1,328,116	7.8	681,295	4.0%	851,619	5.0

At December 31, 2008
Webster Financial Corporation
Total risk-based capital	$1,982,426	15.0%	$1,054,173	8.0%	$1,317,716	10.0%
Tier 1 capital	1,656,710	12.6	527,086	4.0	790,629	6.0
Tier 1 leverage capital ratio	1,656,710	9.7	681,592	4.0	851,990	5.0
Webster Bank, N.A.
Total risk-based capital	$1,572,893	12.1%	$1,044,134	8.0%	$1,305,167	10.0%
Tier 1 capital	1,248,727	9.6	522,067	4.0	783,100	6.0
Tier 1 leverage capital ratio	1,248,727	7.4	678,732	4.0	848,415	5.0

NOTE 14: (Loss) Earnings Per Share

SFAS No. 128, “Earnings per Share (as amended)”, provides the two-class method earnings allocation formula that determines earnings per share for each class of stock according to dividends declared and participation rights in undistributed earnings. In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the earnings allocation in computing basic earnings per share under the two-class method described in SFAS No. 128. The FSP requires all prior period earnings per share data presented to be adjusted retrospectively to conform with the provisions of this pronouncement. FSP EITF 03-6-1 which is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Accordingly, the Company has adopted this EITF effective January 1, 2009.

The following table presents undistributed and distributed earnings allocated to shareholders.

	Three Months Ended March 31,
	2009	2008
Net (loss) income applicable to common shareholders	$(21,557)	$24,365
Add: Loss from discontinued operations, net of tax	—	(2,124)

(Loss) income from continuing operations applicable to common shareholders	$(21,557)	$26,489
Less:
Dividends paid - common shareholders	$521	$15,609
Dividends paid - participating shares	6	115

Undistributed (loss) income from continuing operations	$(22,084)	$10,765

(Loss) income from continuing operations available to common shareholders
Distributed earnings to common shareholders	$521	$15,609
Allocation of undistributed (losses) earnings to common shareholders	(22,084)	10,685

Total (loss) income from continuing operations available to common shareholders	$(21,563)	$26,294

Loss from discontinued operations available to common shareholders
Distributed earnings to common shareholders	$—	$—
Allocation of undistributed loss from discontinued operations available to common shareholders	—	(2,108)

Total loss from discontinued operations available to common shareholders	$—	$(2,108)

Undistributed earnings available to common shareholders is calculated by dividing weighted average shares outstanding by the total of weighted shares outstanding plus weighted average of unvested participating securities multiplied by undistributed earnings. The weighted average number of unvested participating securities for the three months ended March 31, 2009 and 2008 is 575,000 and 389,000 respectively. The weighted average number of participating securities at March 31, 2009 was deemed to be anti-dilutive and therefore has been excluded from the calculation of basic and dilutive loss per share for the three months ended March 31, 2009.

The following table shows weighted average shares outstanding and diluted shares outstanding.

(In thousands)	March 31, 2009	March 31, 2008
Weighted average shares outstanding:	52,102	52,390
Add: dilutive effects of stock options	—	127

Weighted average shares outstanding, including the effects of dilutive common shares	52,102	52,517

Options to purchase 2.3 million and 0.2 million shares that were outstanding at March 31, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because the options’ exercise price was greater than the average market price of the shares.

The following table provides the calculation of basic and diluted earnings per common share from continuing and discontinued operations.

	Three Months Ended March 31,
	2009	2008
Basic:
(Loss) income from continuing operations available to common shareholders	$(21,563)	$26,294
Shares outstanding (average)	52,102	52,390

Basic (loss) earnings per common share from continuing operations	$(0.41)	$0.50

(Loss) from discontinued operations available to common shareholders	$—	$(2,108)
Shares outstanding (average)	—	52,390

Basic (loss) per common share from discontinued operations	$—	$(0.04)

Basic (loss) earnings per common share	$(0.41)	$0.46

Diluted:
(Loss) Income from continuing operations available to common shareholders	$(21,563)	$26,294
Diluted shares (average)	52,102	52,517

Diluted earnings per common share from continuing operations	$(0.41)	$0.50

(Loss) from discontinued operations available to common shareholders	$—	$(2,108)
Diluted shares (average)	—	52,517

Diluted (loss) earnings per common share from discontinued operations	$—	$(0.04)

Diluted (loss) earnings per common share	$(0.41)	$0.46

Upon adoption, basic and diluted income per common share for the first quarter of 2008 decreased by $.01 for continuing operations. Basic income and dilutive income per share was unchanged for discontinued operations.

A total of 3,557,701 and 1,982,656 shares at March 31, 2009 and 2008, respectively, represented by non-participating stock options granted, 8,277,354 and 3,282,276 shares represented by convertible preferred stock and warrants, respectively, at March 31, 2009 are not included in the above calculations as they are anti-dilutive to the loss.

NOTE 15: Business Segments

For purposes of reporting segment results, Webster has four business segments: Commercial Banking, Retail Banking, Consumer Finance and Other. Commercial Banking includes middle market, asset-based lending, commercial real estate equipment finance, wealth management and insurance premium finance lines of business. Retail Banking includes retail banking, business and professional banking and investment services. Consumer Finance includes residential mortgage, consumer lending and mortgage banking activities. Other includes HSA Bank and Government Finance. As of January 2009, Webster’s equipment finance, wealth management and insurance premium finance lines of business, previously reported within the Company’s Other segment were realigned within the Company’s organizational hierarchy to be included within the Commercial Banking segment, while certain support functions were realigned within the corporate functions.

The Corporate and reconciling amounts include the Company’s Treasury unit, the results of discontinued operations, noncontrolling interests and the amounts required to reconcile profitability metrics to GAAP reported amounts. For further discussion of Webster’s business segments, see pages 42-46 and Note 22, “Business Segments”, on pages 125-127 of Webster’s 2008 Annual Report on Form 10-K.

The following tables present the operating results and total assets for Webster’s reportable segments for the three months ended March 31, 2009 and 2008. The results for the three months ended March 31, 2009 incorporate the allocation of the increase in the provision for credit losses and income tax benefit to each of Webster’s business segments, resulting in a reduction in the income tax expense (benefit).

Three months ended March 31, 2009

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Corporate & Reconciling Amounts	Consolidated Total
Net interest income	$35,791	$44,318	$32,119	$2,982	$115,210	$2,987	$118,197
Provision for credit losses	9,491	1,957	4,889	—	16,337	49,663	66,000

Net interest income after provision	26,300	42,361	27,230	2,982	98,873	(46,676)	52,197
Non-interest income	8,515	27,671	1,991	3,138	41,315	12,800	54,115
Non-interest expense	26,084	71,331	15,599	6,495	119,509	(1,491)	118,018

Income (loss) from continuing operations before income taxes	8,731	(1,299)	13,622	(375)	20,679	(32,385)	(11,706)
Income tax expense (benefit)	442	(64)	690	(19)	1,049	(1,642)	(593)

Consolidated net income (loss)	8,289	(1,235)	12,932	(356)	19,630	(30,743)	(11,113)
Less noncontrolling interest	—	—	13	—	13	—	13

Net income (loss) attributable to Webster Financial Corporation	$8,289	$(1,235)	$12,919	$(356)	$19,617	$(30,743)	$(11,126)

Total assets at period end	$4,844,939	$1,605,281	$6,496,177	$24,128	$12,970,525	$4,286,209	$17,256,734

Three months ended March 31, 2008

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Corporate & Reconciling Amounts	Consolidated Total
Net interest income	$34,777	$56,227	$32,231	$3,730	$126,965	$(2,109)	$124,856
Provision for credit losses	4,306	1,236	3,438	—	8,980	6,820	15,800

Net interest income after provision	30,471	54,991	28,793	3,730	117,985	(8,929)	109,056
Non-interest income	8,629	29,864	3,799	2,317	44,609	3,238	47,847
Non-interest expense	21,619	69,989	17,956	6,511	116,075	(171)	115,904

Income (loss) from continuing operations before income taxes	17,481	14,866	14,636	(464)	46,519	(5,520)	40,999
Income tax expense (benefit)	6,130	5,213	5,053	(162)	16,234	(1,931)	14,303

Income (loss) from continuing operations	11,351	9,653	9,583	(302)	30,285	(3,589)	26,696
Loss from discontinued operations	—	—	—	—	—	(2,124)	(2,124)

Consolidated net income (loss)	11,351	9,653	9,583	(302)	30,285	(5,713)	24,572
Less noncontrolling interest	—	—	(9)	—	(9)		(9)

Net income (loss) attributable to Webster Financial Corporation	11,351	9,653	9,592	(302)	30,294	(5,713)	24,581

Total assets at period end	$4,990,197	$1,594,620	$7,048,689	$23,885	$13,657,391	$3,586,171	$17,243,562

NOTE 16: Derivatives

The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and accrued expense and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows.

The Company utilizes interest rate swaps and caps to mitigate exposure to interest rate risk and to facilitate the needs of its customers. The Company’s objectives for utilizing these derivative instruments are described below:

The Company has entered into an interest rate swap contract with a total notional amount of $150 million. The interest rate swap contract was designated as a hedging instrument in a fair value hedge with the objective of hedging the quarterly interest payments on the Company’s $150 million 5.125% fixed rate senior notes throughout the ten-year period beginning in April 2004 and ending in April 2014 from the risk of variability of those payments resulting from changes in the three month LIBOR interest rate. Under the swap, the Company will receive a fixed interest rate of 4.602% and pay a variable interest rate of three month LIBOR on a total notional amount of $150 million with quarterly settlements.

The Company entered into two interest rate swap contracts on its subordinated notes with a total notional amount of $200 million. The interest rate swap contracts were designated as hedging instruments in a fair value hedge with the objective of converting the interest expense to floating rate from fixed rate on the Company’s $200 million 5.875% fixed rate subordinated notes throughout the ten-year period beginning May and July 2003, respectively, and ending in January 2013 from changes in the fair value of the subordinated notes as a result of movements in market interest rates. On March 13, 2009, $25 million of the interest rate swaps on the subordinated notes was terminated in connection with the early extinguishment of $22.5 million of Webster Bank’s subordinated notes. The termination of the swap resulted in the recognition of a net gain of $1.9 million. The pro-rata share of the gain not directly related to the debt redemption has been deferred and will be amortized over the remaining life of the liability. Under the swaps, the Company will pay a variable interest rate of three month LIBOR and receive a weighted average fixed interest rate of 4.254% on a total notional amount of $175 million.

During April 2008, the Company entered into an interest rate swap contract on an FHLB advance with a total notional amount of $100 million. The interest rate swap contract was designated as a cash flow hedge with the objective of making the quarterly interest payments fixed on the Company’s variable-rate (three month LIBOR plus a margin of three basis points) FHLB advance effective April 2008 and ending in April 2013 from the risk of variability of those payments resulting from changes in the three month LIBOR interest rate. Under the swap, the Company will pay a fixed interest rate of 3.767% and receive a variable interest rate of three month LIBOR plus a margin of three basis points on a total notional amount of $100 million, with quarterly settlements.

The Company has entered into certain interest rate swaps and caps and swaps with floors contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap, cap and/or swap with a floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or swap with a floor with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to/receive interest from the customer on a notional amount at a variable interest rate and receive interest from/pay interest to the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay to/receive from another financial institution the same fixed interest rate on the same notional amount and receive/pay the same variable interest rate on the same notional amount. The transaction allows the Company’s customer to effectively convert a variable/fixed rate loan to a fixed/variable rate. Due to the offsetting nature of the contracts, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s results of operations.

The following table presents the notional amounts and estimated fair values of the Company’s interest rate derivative contracts outstanding at March 31, 2009 and December 31, 2008. The Company utilizes internal valuation models in addition to obtaining dealer quotations to value its interest rate derivative contracts designated as hedges.

		March 31, 2009		December 31, 2008
(in thousands)	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of fair value:
Interest rate swaps on senior notes	Other assets	$150,000	$19,261	$150,000	$18,452
Interest rate swap on subordinated notes	Other assets	175,000	15,489	200,000	19,725

Interest rate derivatives designated as hedges of cash flows:
Rate swaps on FHLB advances	Other liabilities	100,000	(7,120)	100,000	(7,441)

Non-hedging interest rate derivatives - customer position:
Commercial loan interest rate swaps	Other assets	442,480	43,393	446,870	48,434
Commercial loan interest rate swaps with floors	Other assets	9,944	351	—	—
Commercial loan interest rate caps	Other liabilities	8,105	12	8,498	9
Non-hedging interest rate derivatives - Webster position:
Commercial loan interest rate swaps	Other liabilities	442,445	(40,667)	446,822	(45,805)
Commercial loan interest rate swaps with floors	Other liabilities	9,944	(275)	—	—
Commercial loan interest rate caps	Other liabilities	8,105	(12)	8,498	(9)

The weighted-average rates paid and received for interest rate swaps outstanding at March 31, 2009 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge interest rate swaps on senior notes	1.0944%	4.6020%
Fair value hedge interest rate swaps on subordinated notes	1.0944	4.2536
Cash flow hedge interest rate swaps on FHLB advances	3.7670	1.2144
Non-hedging interest rate swaps	2.2813	2.3536

The weighted-average strike rates for interest rate caps and floors outstanding at March 31, 2009 were as follows:

Non-hedging commercial loan interest rate caps	6.63%
Non-hedging commercial loan interest rate swaps with floors	0.97

Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Company simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not significant at March 31, 2009 and December 31, 2008.

Gains, Losses and Derivative Cash Flows. For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are included in interest expense. Net cash flows from interest rate swaps on the senior and subordinated notes are included in interest expense on borrowings. The extent that such changes in fair value do not offset represents hedge ineffectiveness. For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other non-interest expense. Net cash flows from interest rate swaps on FHLB advances designated as hedging instruments in effective hedges of cash flows are included in interest expense on borrowings. For non-hedging derivative instruments, gains and losses due to changes in fair value and all cash flows are included in other non-interest income.

No ineffectiveness related to interest rate derivatives designated as hedges was recognized in the consolidated statements of operations during the reported periods. The accumulated net after-tax loss related to effective cash flow hedges included in accumulated other comprehensive income totaled $7.1 million at March 31, 2009 and $7.4 million at December 31, 2008.

Amounts included in the consolidated statements of operations related to non-hedging derivative instruments were not significant during any of the reported periods. As stated above, the Company enters into non-hedge related derivative positions primarily to accommodate the business needs of its customers. Upon the origination of a derivative contract with a customer, the Company simultaneously enters into an offsetting derivative contract with a third party. The Company recognizes immediate income based upon the difference in the bid/ask spread of the underlying transactions with its customers and the third party. Due to the offsetting nature of the contracts, subsequent changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s results of operations.

Amounts included in the consolidated statements of operations related to non-hedging derivative instruments were as follows:

	Three Months Ended March 31,
(In thousands)	2009	2008
Non-hedging interest rate derivatives:
Other non-interest income	$335	$501

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers’ and institutions’ derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Chief Credit Risk Officer. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty for the amounts up to the established threshold for collateralization. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Company’s credit exposure relating to interest rate swaps with bank customers was approximately $44.1 million at March 31, 2009. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was approximately $13.5 million at March 31, 2009. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary.

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage backed securities (“MBS”) are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster Bank is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At March 31, 2009, outstanding rate locks totaled approximately $60.0 million and the outstanding commitments to sell residential mortgage loans totaled $71.4 million. Forward sales, which include mandatory forward commitments of approximately $71.2 million at March 31, 2009, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings. Loans held for sale are carried at the lower of aggregate cost or fair value.

NOTE 17: Employee Benefits

The following table provides information regarding net benefit costs for the periods shown:

(In thousands)

	Pension Benefits		Other Benefits
Three months ended March 31,	2009	2008	2009	2008
Service cost	$63	$38	$—	$—
Interest cost	1,957	1,962	70	82
Expected return on plan assets	(1,817)	(2,375)	—	—
Amortization of prior service cost	—	—	18	18
Amortization of the net actuarial loss	797	—	—	—

Net periodic benefit cost (income)	$1,000	$(375)	$88	$100

On December 31, 2007, both the Webster Pension Plan and the supplemental pension plan were frozen. Thus, employees will accrue no additional qualified or supplemental retirement benefits after 2007.

Additional contributions will be made as deemed appropriate by management in conjunction with the Plan’s actuaries. There were no contributions made to the Webster Bank Pension Plan for the three months ended March 31, 2009.

As a result of the FIRSTFED acquisition in May 2004, Webster assumed the obligations of the FIRSTFED pension plan. The plan was not merged into the Webster Bank Pension Plan, but instead will continue to be included in a multiple employer plan. Webster Bank made $0.3 million in contributions to the FIRSTFED pension plan during the three months ended March 31, 2009.

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

Description of Business

Webster Financial Corporation (“Webster” or the “Company”), a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Delaware in 1986. Webster, on a consolidated basis, at March 31, 2009 had assets of $17.3 billion and equity of $1.9 billion. Webster’s principal assets are all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”). Webster, through Webster Bank and various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout southern New England and into eastern New York State. Webster also offers equipment financing, commercial real estate lending, asset-based lending, health savings accounts and insurance premium financing on a regional or national basis. Webster provides business and consumer banking, mortgage lending, financial planning, trust and investment services through 181 banking offices, 492 ATMs, telephone banking and its Internet website (www.websterbank.com). Through its HSA Bank division (www.hsabank.com), Webster Bank offers health savings accounts on a nationwide basis. Webster’s common stock is traded on the New York Stock Exchange under the symbol of “WBS”. Webster’s financial reports can be accessed through its website within 24 hours of filing with the SEC.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in the 2008 Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for credit losses, valuation and analysis for impairment of goodwill/other intangible assets, and the analysis of other-than-temporary impairment for its investment securities, income taxes and pension and other post retirement benefits as the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results, and they require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 7, the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2008 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Summary

Webster’s net loss was $11.1 million, or $(0.41) per diluted common share, for the three months ended March 31, 2009, compared to net income of $24.6 million, or $0.46 per diluted common share, for the three months ended March 31, 2008. The net loss from continuing operations was $11.1 million, or $(0.41) per diluted common share, for the three months ended March 31, 2009, compared to net income from continuing operations of $26.7 million, or $0.50 per diluted common share for the three months ended March 31, 2008. The year-over-year decrease in net (loss) income from continuing operations is primarily attributable to a $50.2 million increase in the provision for credit losses for the three months ended March 31, 2009 compared to March 31, 2008, partially offset by a $6.0 million gain on the extinguishment of $22.5 million of subordinate notes and related swaps and a gain on the sale of investment securities of $4.3 million at March 31, 2009. Net interest income, which decreased $6.7 million for the three months ended March 31, 2009 from the comparable period in the prior year, was negatively impacted by the declining interest rate environment, and the effect that declining short-term interest rates and a flattening of the yield curve had on the net interest margin, as assets reprice faster than liabilities.

Selected financial highlights are presented in the table below.

	At or for the Three months ended March 31,
(In thousands, except per share data)	2009	2008
Earnings (Loss) and Per Share Amounts
Net interest income	$118,197	$124,856
Total non-interest income	54,115	47,847
Total non-interest expense	118,018	115,904
(Loss) income from continuing operations, net of tax	(11,113)	26,696
Loss from discontinued operations, net of tax	—	(2,124)
Net income (loss) attributable to noncontrolling interests	13	(9)
Net (loss) income attributable to Webster Financial Corporation	(11,126)	24,581

(Loss) income from continuing operations per common share - diluted	$(0.41)	$0.50
Net (loss) income per common share - diluted	(0.41)	0.46
Dividends declared per common share	0.01	0.30
Book value per common share	23.45	32.71
Tangible book value per common share	13.02	18.36
Diluted shares (average) (c)	52,102	52,517
Dividends declared per Series A preferred share	21.25	—
Dividends declared per Series B preferred share	12.50	—
Dividends declared per affiliate preferred share	0.8625	0.8625

Selected Ratios
Return on average assets (b)	(0.26)%	0.62%
Return on average shareholders’ equity (b)	(2.44)	6.11
Net interest margin	2.99	3.27
Efficiency ratio (a)	67.59	65.21
Tangible capital ratio	7.75	5.77

(a)	Calculated using SNL’s methodology-non-interest expense (excluding foreclosed property expenses, intangible amortization, goodwill impairments and other charges) as a percentage of net interest income (FTE basis) plus non-interest income (excluding gain/loss on securities and other charges).
(b)	Calculated based on income from continuing operations for all periods presented.
(c)	For the three months ended March 31, 2009, the effect of stock options, restricted stock, convertible preferred stock and the outstanding warrant to purchase common stock on the computation of diluted earnings per share was anti-dilutive. Therefore, the effect of these instruments were not included in the determination of diluted shares (average).

The following summarizes the major categories of assets and liabilities together with their respective interest income or expense and the rates earned or paid by Webster.

	Three months ended March 31,
	2009			2008
(In thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$12,151,016	$140,767	4.65%	$12,540,115	$191,272	6.08%
Securities (b)	3,946,429	54,511	5.36	2,954,885	42,973	5.75
Short-term investments	20,148	32	0.63	3,690	37	3.98
Loans held for sale	20,415	164	3.22	96,372	1,400	5.81

Total interest-earning assets	16,138,008	195,474	4.82	15,595,062	235,682	6.02
Noninterest-earning assets	1,466,046			1,538,898

Total assets	$17,604,054			$17,133,960

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$1,507,206	$—	—%	$1,437,553	$—	—%
Savings, NOW & money market deposits	5,943,285	15,711	1.07	5,796,671	24,180	1.67
Certificates of deposit	4,838,449	37,197	3.12	4,938,280	51,062	4.15

Total interest-bearing deposits	12,288,940	52,908	1.75	12,172,504	75,242	2.49

Repurchase agreements and other short-term debt	1,695,580	5,800	1.37	1,359,763	11,219	3.26
Federal Home Loan Bank advances	870,368	7,054	3.24	1,039,936	9,879	3.76
Long-term debt	681,371	7,799	4.58	658,789	10,808	6.56

Total borrowings	3,247,319	20,653	2.54	3,058,488	31,906	4.14

Total interest-bearing liabilities	15,536,259	73,561	1.91	15,230,992	107,148	2.82
Noninterest-bearing liabilities	199,648			160,546
Equity	1,868,147			1,742,422

Total liabilities and equity	$17,604,054			$17,133,960

Fully tax-equivalent net interest income		121,913			128,534
Less: tax equivalent adjustments		(3,716)			(3,678)

Net interest income		$118,197			$124,856

Interest-rate spread			2.91%			3.20%
Net interest margin (b)			2.99%			3.27%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, unrealized losses on available for sale securities of $122.0 million and $35.1 million as of March 31, 2009 and 2008, respectively, are excluded from the average balance for rate calculations.

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

	Three months ended March 31, 2009 vs. 2008 Increase (decrease) due to
(In thousands)	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$(44,619)	$(5,886)	$(50,505)
Loans held for sale	(447)	(789)	(1,236)
Securities and short-term investments	(2,048)	13,543	11,495

Total interest income	(47,114)	6,868	(40,246)

Interest on interest-bearing liabilities:
Deposits	(23,042)	708	(22,334)
Borrowings	(13,073)	1,820	(11,253)

Total interest expense	(36,115)	2,528	(33,587)

Net change in net interest income	$(10,999)	$4,340	$(6,659)

Net Interest Income

Net interest income totaled $118.2 million for the three months ended March 31, 2009, a decrease of $6.7 million from the comparable period in the prior year, as average earning assets grew by 3.5% to $16.1 billion at March 31, 2009 from $15.6 billion at March 31, 2008, while the net interest margin declined from 2.99% for the three months ended March 31, 2009 from 3.27% for the three months ended March 31, 2008. The securities portfolio totaled $3.7 billion at March 31, 2009 compared to $3.8 billion at December 31, 2008 and $3.0 billion a year ago. The yield in the securities portfolio for the three months ended March 31, 2009 was 5.36% compared with 5.75% for the same period in 2008.

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

The decline in yields in certain asset classes within the loan portfolio reflect the effects that the 400 basis point reductions made by the Federal Reserve Bank since March 18, 2008 have had on the floating rate home equity lines, commercial real estate (“CRE”) and commercial and industrial (“C&I”) loans. Approximately 70% of Webster’s CRE portfolio and 65% of its C&I portfolio are floating rate assets. The decline in yields was also impacted by the increase in non-performing loans, which totaled $316.2 million at March 31, 2009 compared to $139.7 million at March 31, 2008. Webster’s total nonperforming assets increased to $348.4 million at March 31, 2009 an increase of $194.4 million, compared to $154.0 million at March 31, 2008. C&I and residential development increased by $120.0 million at March 31, 2009 compared to March 31, 2008, while residential and consumer loans increased $56.4 million for the comparable periods. For the three months ended March 31, 2009, the yield on interest earning assets decreased 120 basis points, while the cost of interest-bearing liabilities declined 91 basis points, respectively. As a result, the net interest margin for the three months ended March 31, 2009 was 2.99%, a decrease of 28 basis points, from the comparable period in 2008.

Interest Income

Interest income (on a fully tax-equivalent basis) for the three months ended March 31, 2009 decreased $40.2 million, or 17.1%, from the comparable period in 2008. The decrease in short-term interest rates had an unfavorable impact on interest sensitive loans as well as lower rates on new volumes. The average balance for investment securities for the three months ended March 31, 2009 was $3.9 billion, an increase of $1.0 billion from the comparable period in 2008. The average balance for loans for the three months ended March 31, 2009 was $12.2 billion, a decrease of $0.4 billion from the comparable period in 2008.

The yield on interest-earning assets decreased 120 basis points for the three months ended March 31, 2009 from the comparable period in 2008. The decrease reflects the declining interest rate environment during these periods as well as increased non-performing loans.

The loan portfolio yield decreased 143 basis points to 4.65% for the three months ended March 31, 2009 and comprised 75.3% of average interest-earning assets compared to 80.4% of average interest-earning assets for the three months ended March 31, 2008.

Interest Expense

Interest expense on a fully tax-equivalent basis for the three months ended March 31, 2009 decreased $33.6 million, or 31.3%, from the comparable period in 2008. The decrease for the three month period ended March 31, 2009 was primarily due to declining deposit funding costs and short-term borrowing interest rates. The cost of total interest bearing liabilities was 1.91% for the three months ended March 31, 2009, a decrease of 91 basis points from 2.82% for the comparable period in 2008. Deposit costs for the three months ended March 31, 2009 decreased 74 basis points to 1.75% from 2.49% for the comparable period in 2008. Total borrowing costs for the three months ended March 31, 2009 decreased 160 basis points to 2.54% from 4.14% for the comparable period in 2008.

Provision for Credit Losses

The provision for credit losses was $66.0 million for the three months ended March 31, 2009, an increase of $50.2 million compared to $15.8 million for the three months ended March 31, 2008. The increase in the provision for the three months ended March 31, 2009 reflects increased levels of nonperforming loans and charge-offs as well as additional provision for the liquidating portfolio. Of the $66.0 million in provision for credit losses for the three months ended March 31, 2009, $54.1 million was for the continuing portfolio. Net charge-offs for Webster’s continuing portfolio for the three months ended March 31, 2009 were $18.7 million compared to $15.8 million for the comparable period in 2008. The annualized net charge-off ratio for the continuing portfolio for the three months ended March 31, 2009 was 0.63% compared to 0.52% for the comparable period in 2008. The provision for loan losses for the liquidating portfolio for the three months ended March 31, 2009 was $11.9 million. The annualized net charge-off ratio for the liquidating portfolio for the three months ended March 31, 2009 was 15.62% compared to 7.89% for the comparable period in 2008. Net charge-offs within Webster’s liquidating portfolio were $11.4 million for the three months ended March 31, 2009 compared to $7.8 million for the comparable period in 2008.

Management performs a quarterly review of the loan portfolio and unfunded commitments to determine the adequacy of the allowance for credit losses and the amount of provision for credit losses required. Several factors influence the amount of the provision, including loan growth and changes in portfolio mix as well as net charge-offs, and the economic environment.

The allowance for credit losses, which is comprised of the allowance for loan losses and the reserve for unfunded commitments, totaled $281.7 million, or 2.33% of total loans at March 31, 2009, and $245.8 million, or 2.02% of total loans at December 31, 2008. The allowance for credit losses related to the continuing portfolio was $237.4 million, or 2.01% of loans within the continuing portfolio at March 31, 2009 and $201.9 million, or 1.70% of loans within the continuing portfolio at December 31, 2008. The allowance for credit losses related to the liquidating portfolio was $44.4 million, or 15.84% of loans within the liquidating portfolio at March 31, 2009 and $43.9 million, or 14.52% of loans within the liquidating portfolio at December 31, 2008.

For further information, see “Loan Portfolio Review and Allowance for Credit Losses Methodology” included in the “Financial Condition - Asset Quality” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 43-48 of this report.

Non-Interest Income

The following summarizes the major categories of non-interest income for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
(In thousands)	2009	2008
Non-Interest Income:
Deposit service fees	$27,959	$28,433
Loan related fees	6,482	6,858
Wealth and investment services	5,750	6,956
Mortgage banking activities	606	740
Increase in cash surrender value of life insurance	2,592	2,581
Net gain on investment securities	4,457	124
Loss on write-down of investments to fair value	—	(1,254)
Gain on early extinguishment of subordinated notes and related swaps	5,993	—
Visa share redemption	—	1,625
Other income	276	1,784

Total non-interest income	$54,115	$47,847

Total non-interest income was $54.1 million for the three months ended March 31, 2009, an increase of $6.3 million from the comparable period in 2008. The increase for the three months ended March 31, 2009 is primarily attributable to the $6.0 million gain on the early extinguishment of a portion of the subordinated notes and the related swap.

Deposit service fees totaled $28.0 million for the three months ended March 31, 2009 down from $28.4 million in the year-ago period due to reduced customer overdraft fees and ATM usage. Loan-related fees were $6.5 million for the three months ended March 31, 2009, down $0.4 million when compared to results from the year ago period. Wealth and investment services was $5.8 million for the three months ended March 31, 2009, down $1.2 million when compared to results from the year ago period, primarily from lower valuation on assets under management given market declines year over year. Net gains from the sale of securities were approximately $4.5 million for the quarter, an increase of $4.4 million when compared to a gain of $0.1 million recorded a year ago. Other non-interest income was $0.3 million for the quarter compared to $1.8 million a year ago.

Non-Interest Expenses

The following summarizes the major categories of non-interest expenses for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
(In thousands)	2009	2008
Non-Interest Expenses:
Compensation and benefits	$56,469	$63,443
Occupancy	14,295	13,682
Furniture and equipment	15,140	15,160
Intangible assets amortization	1,464	1,548
Marketing	3,106	3,643
Outside services	3,784	4,153
FDIC deposit insurance assessment	4,590	354
Severance and other costs	240	(650)
REO and foreclosed write-downs	3,450	233
Foreclosed and repossessed property expenses	1,179	280
Other expenses	14,301	14,058

Total non-interest expenses	$118,018	$115,904

Total non-interest expenses were $118.0 million for the three months ended March 31, 2009 compared to $115.9 million for the comparable period in 2008. REO and foreclosed write-downs were $3.5 million for the three months ended March 31, 2009 compared to $0.2 million for the comparable period in 2008. Foreclosed and repossessed property expenses were $1.2 million for the three months ended March 31, 2009 compared to $0.3 million for the comparable period in 2008. The $3.3 million increase in write-downs and $0.9 million increase in foreclosed and repossessed property expenses is due to the increase in foreclosure activity as well as declining asset values that resulted in the write-down to realizable value while increased expenses are associated with higher levels of repossessed assets. FDIC deposit insurance assessment was $4.6 million for the three months ended March 31, 2009 compared to $0.4 million for the comparable period in 2008 due to the utilization of FDIC premium credits during fiscal 2008. The increase in non-interest expenses related to REO and foreclosed assets and FDIC deposit insurance assessments were offset by the $7.0 million decrease in compensation and benefits for the three months ended March 31, 2009 when compared to the same period in 2008. The decrease in compensation and benefits is directly related to the benefits realized as a result of the OneWebster initiative. For additional information on the FDIC deposit insurance assessment and OneWebster initiatives see pages 7-8 and 14, respectively, of Webster’s Annual Report on Form 10-K for the year ended December 31, 2008. For additional information on foreclosed and repossessed assets see the section entitled Nonperforming Assets in the Asset Quality discussion on pages 45-46 of this report.

Income Taxes

During the three months ended March 31, 2009, Webster recognized a $0.6 million tax benefit on the $11.7 million pre-tax loss applicable to continuing operations in the period, compared to $14.3 million of tax expense on $41.0 million of pre-tax income in the year-ago period. Due to the pre-tax loss and tax benefit in 2009, an analytical comparison of the periods’ effective tax rates is not meaningful for these purposes.

The $0.6 million tax benefit in the first quarter of 2009 reflected the 20% effective tax rate estimated for the full-year 2009 being applied to the loss in the quarter, as well as $1.8 million of additional tax expense recognized for certain items specific to the quarter. Those items consisted primarily of the $6.0 million gain on early extinguishment of subordinated notes tax-effected at the 35% marginal and U.S. statutory rate, instead of the 20% effective rate ($0.9 million), and no tax benefit being available on certain losses treated as capital and limited for U.S. tax-deductibility purposes ($1.0 million).

In the year-ago period, Webster’s estimated annual effective tax rate was 31% and the Company’s $14.3 million of tax expense in the first quarter of 2008 reflected $1.7 million of tax expense applicable to a prior tax position that had no longer met the ‘more-likely-than-not’ recognition threshold under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The decrease in the estimated annual effective tax rate, from 31% a year ago to 20% currently, is primarily attributable to a significantly lower level of pre-tax income forecasted for 2009.

For more information on income taxes, including Webster’s deferred tax assets, see Note 6 of Notes to Consolidated Financial Statements included elsewhere in this report.

Business Segment Results

For purposes of reporting segment results, Webster has four business segments: Commercial Banking, Retail Banking, Consumer Finance and Other. The segments are based upon the products and services provided, or the type of customer served, and they reflect the way that financial information is currently evaluated by management. The Company’s Treasury unit is included in Corporate and Reconciling amounts along with the results of discontinued operations, noncontrolling interests and the amounts required to reconcile profitability metrics to GAAP reported amounts. As of January 2009, Webster’s equipment finance, wealth management and insurance premium finance lines of business, previously reported within the Company’s Other segment, were realigned within the Company’s organizational hierarchy to be included within the commercial banking segment, while certain support functions were realigned within the corporate functions. For further information regarding Business Segments, see pages 42-46 of Webster’s 2008 Annual Report on Form 10-K.

Webster’s business segments results are intended to reflect each segment as if it were a stand-alone business. The following tables present the results for Webster’s business segments for the three months ended March 31, 2009 and 2008. The results for the three months ended March 31, 2009 incorporate the allocation of the increased provision for loan losses and the related income tax benefit to each of Webster’s business.

Business Segment Performance Summary:

	For the three months ended March 31,
Net Income (In thousands)	2009	2008
Commercial Banking	$8,289	$11,351
Retail Banking	(1,235)	9,653
Consumer Finance	12,919	9,592
Other	(356)	(302)

Total reportable segments	19,617	30,294
Corporate & Reconciling items	(30,743)	(5,713)

Net (loss) income attributable to Webster Financial Corporation	$(11,126)	$24,581

Commercial Banking

The Commercial Banking segment includes Webster’s middle market, asset-based lending, commercial real estate, equipment finance, wealth management and insurance premium finance lines of business.

Commercial Banking Results:

	For the three months ended March 31,
(In thousands)	2009	2008
Net interest income	$35,791	$34,777
Provision for credit losses	9,491	4,306

Net interest income after provision	26,300	30,471
Non-interest income	8,515	8,629
Non-interest expense	26,084	21,619

Income before income taxes	8,731	17,481
Income tax expense	442	6,130

Net income	$8,289	$11,351

Total assets at period end	$4,844,939	$4,990,197

Net income decreased $3.1 million, or 26.9%, for the three months ended March 31, 2009 compared to the comparable period in 2008, primarily reflecting an increase in the provision for credit losses, a decrease in non-interest income, and an increase in non-interest expense. The increase in the provision for credit losses is directly related to the increase in nonperforming loans when compared to the year ago period. The $4.4 million increase in non-interest expense is attributable to increased compensation costs related to a reduction in the deferral of salaries related to lower loan originations and increased charges for corporate technology, administration and other shared services. The decrease in assets is attributable to decreases in line usage of asset based loans.

Retail Banking

Included in the Retail Banking segment is retail, business and professional banking, and investment services.

Retail Banking Results:

	For the three months ended March 31,
(In thousands)	2009	2008
Net interest income	$44,318	$56,227
Provision for credit losses	1,957	1,236

Net interest income after provision	42,361	54,991
Non-interest income	27,671	29,864
Non-interest expense	71,331	69,989

(Loss) income before income taxes	(1,299)	14,866
Income tax (benefit) expense	(64)	5,213

Net (loss) income	$(1,235)	$9,653

Total assets at period end	$1,605,281	$1,594,620

Income before taxes for the three months ended March 31, 2009 decreased by $16.1 million, or 108.2% from the comparable period in 2008. The decline in the Retail Banking Segment’s earnings was driven by two factors: 1) a decrease in period contribution from deposits which are linked to the recent rapid decline in interest rates and 2) an increase in FDIC premiums. With a loan to deposit ratio of only 9%, the Retail Banking Segment’s contribution is driven largely by deposit balances which fund Webster’s other business segments. Net interest income decreased $11.9 million, or 21.2%, driven by a decline in revenue earned on the Retail Banking deposit portfolio. The cost of Retail deposits in the first quarter of 2009 was 1.82%, a decline of 65 basis points from the same period in 2008. The internal earnings credit, or Funds Transfer Pricing, associated with Webster’s wholesale funding costs dropped by 117 basis points during the same time period, which resulted in a 25% decrease in the margin on deposits. Wholesale funding costs dropped significantly as the Federal Reserve reduced short term interest rates in late 2008 and early 2009. Based upon Webster’s Funds Transfer Pricing methodology, the reduction in market interest rates also reduced the spread on many deposit products, such as checking and regular savings accounts, that were priced at or near historic minimums. Based on Webster’s internal Funds Transfer Pricing methodology, the near term operating contribution from this business segment is negatively impacted by the current unprecedented low interest rate environment. These results are near term and do not reflect the long-term value of the liquidity and funding provided by Webster’s strong customer base in the communities it serves. Non-interest income decreased $2.2 million, or 7.3%, driven by a 5.3% reduction in customer overdraft fees and ATM usage, due to changes in customer spending and by a 13.3%

decline in investment service fees linked to lower asset valuations. Non-interest expenses increased by $1.3 million, or 1.8%, driven primarily by a $3.8 million increase in FDIC assessments and expenses associated with the opening of two de novo branches. The increase in FDIC insurance costs was driven by both a discontinuation of credits earned from previous periods and an actual increase in the rates on deposits. The expense increases were partially offset by a decrease in compensation and internal support costs driven by OneWebster initiatives.

Consumer Finance

Consumer Finance includes residential mortgage and consumer lending, as well as mortgage banking activities.

Consumer Finance Results:

	For the three months ended March 31,
(In thousands)	2009	2008
Net interest income	$32,119	$32,231
Provision for credit losses	4,889	3,438

Net interest income after provision	27,230	28,793
Non-interest income	1,991	3,799
Non-interest expense	15,599	17,956

Income before income taxes	13,622	14,636
Income tax expense	690	5,053

Income before noncontrolling interest	12,932	9,583
Noncontrolling interest	13	(9)

Net income	$12,919	$9,592

Total assets at period end	$6,496,177	$7,048,689

Net income increased $3.3 million, or 34.7%, for the three months ended March 31, 2009 compared to the comparable period in 2008. The increase in net income is primarily attributable to a decrease in income tax expense as a result of an increase in the provision for credit losses, declining short-term interest rates, a flattening of the yield curve and a decrease in the interest on loans held-for-sale due to reduced mortgage activity. The $1.8 million decrease in non-interest income is primarily related to the reduced mortgage banking activities, while non-interest expense decreased by $2.4 million due to a decrease in origination and maintenance costs resulting from business line restructuring offset by an increase in foreclosed property expenses. The decrease in assets is attributable to the securitization of $466.5 million in residential mortgage loans from the continuing portfolio in the fourth quarter of 2008.

Other

Other includes HSA Bank and Government Finance.

Other Results.

	For the three months ended March 31,
(In thousands)	2009	2008
Net interest income	$2,982	$3,730
Provision for credit losses	—	—

Net interest income after provision	2,982	3,730
Non-interest income	3,138	2,317
Non-interest expense	6,495	6,511

Loss before income taxes	(375)	(464)
Income tax benefit	(19)	(162)

Net loss	$(356)	$(302)

Total assets at period end	$24,128	$23,885

Net income was relatively unchanged for the three months ended March 31, 2009 when compared to the comparable period in 2008. Net interest income decreased $0.7 million, or 20.1%, when compared to the three months ended March 31, 2008 due to decreased margins on deposits relative to the earnings credit associated with Webster’s wholesale funding costs. The increase in non-interest income of $0.8 million, or 35.4%, compared to the three months ended March 31, 2008, is related to increased deposit fees at HSA Bank.

Reconciliation of reportable segments’ net income to consolidated net income:

	For the three months ended March 31,
(In thousands)	2009	2008
Net income from reportable segments	$19,617	$30,294
Adjustments, net of taxes:
Corporate Treasury Unit	20,600	4,886
Allocation of provision for credit losses	(47,196)	(4,423)
Allocation of net interest income	(3,986)	(4,164)
Discontinued operations	—	(2,124)
Allocation of non-interest income	(1,860)	(121)
Allocation of non-interest expense	1,699	233

Net (loss) income attributable to Webster Financial Corporation	$(11,126)	$24,581

Financial Condition

Webster had total assets of $17.3 billion and $17.6 billion at March 31, 2009 and December 31, 2008, respectively.

Total loans, net decreased by $127.7 million, or 1.1%, from December 31, 2008 and $596.1 million, or 4.8%, from March 31, 2008. The decrease from December 31, 2008 reflects lower loan demand, payoffs and an increase in the allowance for loan losses in the first quarter of 2009, while the decrease from March 31, 2008 is principally due to $466.5 million of loan securitization in the fourth quarter of 2008. At the same time, total deposits increased $809.9 million, or 6.8%, from December 31, 2008 and $551.5 million, or 4.5%, from March 31, 2008 from increases in Retail, Government Finance and HSA deposits. Webster’s loan to deposit ratio improved to 95.3% at March 31, 2009 compared with 102.5% and 103.8% at December 31, 2008 and March 31, 2008, respectively.

At March 31, 2009, total equity of $1.9 billion represented a net decrease of $18.6 million from December 31, 2008. The change in equity for the three months ended March 31, 2009 consisted primarily of an increase of $2.4 million due to stock options exercised, stock based compensation and the related tax benefits taken for the three months ended March 31, 2008 offset by a net loss of $11.3 million, $0.5 million of dividends to common shareholders, and $9.8 million of dividends to preferred shareholders. At March 31, 2009, the tangible capital ratio was 7.75% compared to 7.70% at December 31, 2008 and 5.77% at March 31, 2008. See Note 13 of Notes to Consolidated Financial Statements for information on Webster’s regulatory capital levels and ratios.

Investment Securities Portfolio

The following table presents a summary of the cost and fair value of Webster’s investment securities:

	March 31, 2009					December 31, 2008
	Par Value	Amortized Cost	Unrealized		Estimated Fair Value	Par Value	Amortized Cost	Unrealized		Estimated Fair Value
(In thousands)			Gains	Losses				Gains	Losses
Trading:
Municipal bonds and notes					$—					$77

Available for Sale:
Government Treasury Bills	$200	$200	$—	$—	$200	$2,000	$1,998	$2	$—	$2,000
Corporate bonds and notes	360,583	160,137	15,740	(83,151)	92,726	359,996	159,610	—	(66,092)	93,518
Equity securities	N/A	25,955	301	(7,002)	19,254	N/A	30,925	2,024	(2,174)	30,775
Mortgage-backed securities - GSE	881,620	887,171	25,880	(64)	912,987	970,905	972,323	16,592	(152)	988,763
Mortgage-backed securities - other	135,000	133,839	—	(61,777)	72,062	135,000	133,814	—	(60,165)	73,649

Total available for sale	$1,377,403	$1,207,302	$41,921	$(151,994)	$1,097,229	$1,467,901	$1,298,670	$18,618	$(128,583)	$1,188,705

Held-to-maturity:
Municipal bonds and notes	$700,479	$696,800	$9,288	$(20,227)	$685,861	$703,944	$700,365	$9,627	$(14,481)	$695,511
Mortgage-backed securities - GSE	1,664,780	1,666,849	61,453	—	1,728,302	1,749,399	1,751,679	43,912	—	1,795,591
Mortgage-backed securities - other	66,247	66,238	—	(765)	65,473	70,493	70,467	—	(1,824)	68,643

Total held-to-maturity	$2,431,506	$2,429,887	$70,741	$(20,992)	$2,479,636	$2,523,836	$2,522,511	$53,539	$(16,305)	$2,559,745

Other securities:
Federal Home Loan Bank stock	$93,159	$93,159	$—	$—	$93,159	$93,159	$93,159	$—	$—	$93,159
Federal Reserve Bank stock	41,715	41,715	—	—	41,715	41,715	41,715	—	—	41,715

Total other securities	$134,874	$134,874	$—	$—	$134,874	$134,874	$134,874	$—	$—	$134,874

Webster, either directly or through Webster Bank, maintains an investment securities portfolio that is primarily structured to provide a source of liquidity for its operating needs, generate interest income and provide a means to balance interest rate sensitivity. The investment securities portfolio totaled $3.7 billion at March 31, 2009 compared to $3.8 billion at December 31, 2008 and $3.0 billion a year ago. The yield in the securities portfolio for the quarter was 5.36% compared with 5.75% for the first quarter of 2008.

During the three months ended March 31, 2009, the Fed Funds rate remained flat at 0.5% in response to the financial market crisis brought on by the sub-prime mortgage concerns, and short term rates declined more than intermediate and long term rates. Credit spreads continued to widen as recession fears and liquidity concerns gripped the market. Although rates on U.S. Treasury securities fell during the first three months of 2009 as investors sought the safety of these instruments, yields on credit sensitive fixed income securities significantly increased as investors required more return to take on the credit and liquidity risk of these types of bonds.

All investment securities held by the Company at March 31, 2009 that were in an unrealized loss position were evaluated by management and determined not to be other-than-temporarily impaired. The Company has the ability and intent to hold these investment securities until a recovery of the amortized cost value which may be at maturity. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. For additional information on the other-than-temporary charges, refer to the “Supplemental Information” link on the Investor Relations page on Webster’s website at www.wbst.com. This information does not constitute a part of this report and is not incorporated by reference herein.

Loan Portfolio

At March 31, 2009, total loans were $12.1 billion, a decrease of $0.1 billion from December 31, 2008. The decrease reflects lower loan demand payoffs and $30.1 million in net charge-offs in the first quarter of 2009.

Commercial loans (including commercial real estate) represented 46.8% of the loan portfolio at March 31, 2009, down from 47.7% at December 31, 2008 and up from 45.8% at March 31, 2008. Residential mortgage loans increased to 26.3% of the loan portfolio at March 31, 2009 from 25.2% at December 31, 2008 and decreased from 28.8% at March 31, 2008. The remaining portion of the loan portfolio consisted of consumer loans, principally home equity loans and lines of credit.

The following paragraphs highlight, by business segment, the lending activities in the various portfolios during the three months ended March 31, 2009. Please refer to Webster’s 2008 Annual Report on Form 10-K, pages 1 through 6, for a complete description of Webster’s lending activities and credit administration policies and procedures.

COMMERCIAL BANKING

Middle-Market Banking

At March 31, 2009, middle market loans, including commercial and owner-occupied commercial real estate, totaled $763.3 million, a decrease of 6.8% compared to $819.1 million at December 31, 2008 and a decrease of 10.9% compared to $856.5 million at March 31, 2008. Originations for the three months ended March 31, 2009 totaled $13.6 million as compared to $26.9 million for the comparable period in 2008. Lower originations in the three months ended March 31, 2009 reflect a slowing business economy and fewer transactions that met Webster’s risk return criteria.

Commercial Real Estate Lending

At March 31, 2009, commercial real estate loans totaled $1.4 billion, a decrease of 6.7% compared to $1.5 billion at December 31, 2008 and an increase of 7.1% compared to $1.3 billion at March 31, 2008. The portfolio is administered by the Commercial Real Estate Division. During the three months ended March 31, 2009, originations totaled $24.9 million compared to $120.7 million for the comparable period in 2008.

Residential Development Lending

At March 31, 2009, loans for residential development totaled $155.9 million, a decrease of 3.5% compared to $161.6 million at December 31, 2008 and a decrease of 36.2% compared to $244.4 million at March 31, 2008. Webster has materially reduced its new commitments for this segment, given slowing demand for new housing. This portfolio is administered by the Commercial Real Estate Division.

Webster Business Credit Corporation

At March 31, 2009, asset-based loans totaled $661.5 million, a decrease of 12.2% compared to $753.4 million at December 31, 2008 and a decrease of 20.7% compared to $834.3 million at March 31, 2008. Webster Business Credit Corporation (“WBCC”), is the Company’s asset-based lending subsidiary which is headquartered in New York, NY. In addition to direct originations, WBCC generally establishes depository relationships with the borrower through cash management accounts. At March 31, 2009, December 31, 2008 and March 31, 2008, the total of these deposits was $31.4 million, $25.7 million and $32.9 million, respectively. During the three months ended March 31, 2009, WBCC funded loans of $2.8 million with new commitments of $6.4 million compared to funding loans of $21.2 million with new commitments of $71.5 million for the comparable periods in 2008.

Equipment Financing

Webster’s equipment financing portfolio totaled $1.0 billion at March 31, 2009, unchanged from December 31, 2008 and March 31, 2008. Webster’s equipment financing business is conducted by Center Capital Corporation (“Center Capital”), its nationwide equipment financing subsidiary. Center Capital originated $67.1 million in loans during the three months ended March 31, 2009, compared to $99.3 million during the comparable period in 2008.

Insurance Premium Financing

Budget Installment Corporation (“BIC”), Webster’s insurance premium financing subsidiary, provides products covering commercial property and casualty policies for businesses throughout the United States. BIC had total loans outstanding of $92.5 million at March 31, 2009, an increase of 6.9% compared to $86.1 million at December 31, 2008 and an increase of 20.3% compared to $73.7 million at March 31, 2008. Loans originated in the three months ended March 31, 2009 totaled $56.5 million, compared to $38.9 million, for the comparable period in 2008.

RETAIL BANKING

Business & Professional Banking

Business & Professional Banking, Webster’s small business banking division, had loans outstanding of $923.5 million at March 31, 2009, a decrease of 0.4% as compared to $927.0 million outstanding at December 31, 2008, and an increase of 1.3% compared to $911.7 million at March 31, 2008. Included in the portfolio is $516.6 million of loans secured by commercial real estate. New originations for the three months ended March 31, 2009 totaled $22.5 million compared to $46.9 million for the comparable period in 2008.

CONSUMER FINANCE

Residential Mortgage and Mortgage Banking

For the three months ended March 31, 2009, residential mortgage loan originations totaled $319.1 million compared with $142.3 million for the comparable period in 2008. Due to the increased mortgage origination activity during the three months ended March 31, 2009, Mortgage Banking has increased loans designated as held for sale. At March 31, 2009 and December 31, 2008, there were $31.5 million and $5.5 million, respectively, of residential mortgage loans held for sale in the secondary market.

The residential mortgage loan continuing portfolio totaled $3.2 billion at March 31, 2009 and $3.0 billion at December 31, 2008. At March 31, 2009, approximately $0.9 billion, or 27.4%, of the portfolio consisted of adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. At March 31, 2009, approximately $2.3 billion, or 72.6%, of the total residential mortgage loan portfolio consisted of fixed rate loans.

The liquidating portfolio of residential construction loans totaled $13.2 million at March 31, 2009, a decrease of 29.7%, compared with $18.7 million at December 31, 2008, the result of continued property dispositions during the quarter ended March 31, 2009.

Consumer Loans

Consumer finance includes home equity loans and lines of credit and other consumer loans. At March 31, 2009, consumer loans within the continuing portfolio totaled $3.0 billion, an increase of 1.2%, or $37.4 million, compared to December 31, 2008. At March 31, 2009, consumer loans within the liquidating portfolio totaled $266.9 million, a decrease of 5.9%, or $16.7 million compared to December 31, 2008. The decline in the liquidating portfolio reflects paydown activity and charge-offs taken in the quarter

Asset Quality

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

The quarterly allowance for credit loss analysis includes consideration of the risks associated with unfunded loan commitments and letters of credit. These commitments are converted to estimates of potential loss using loan equivalency factors, and include internal and external historic loss experience. At March 31, 2009, the reserve for unfunded credit commitments was $10.8 million and is included with accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

Management considers the adequacy of the allowance for credit losses to be a critical accounting policy. The adequacy of the allowance is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Webster’s market and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for credit losses is adequate as of March 31, 2009, actual results may prove different and these differences could be significant.

A summary of the changes in the allowance for credit losses follows:

	Three months ended March 31,
(In thousands)	2009	2008
Continuing portfolio:
Beginning balance	$201,926	$147,680
Provision	54,134	15,800
Charge-offs:
Residential	(2,964)	(1,481)
Consumer	(6,541)	(3,696)
Commercial (a)	(10,605)	(11,439)
Residential development	(48)	—

Total charge-offs	(20,158)	(16,616)
Recoveries	1,460	827

Net charge-offs	(18,698)	(15,789)

Ending balance - continuing portfolio	$237,362	$147,691

Liquidating portfolio:
Beginning balance	$43,903	$49,906
Provision	11,866	—
Charge-offs:
NCLC	(2,086)	(4,341)
Consumer (home equity)	(9,911)	(3,448)

Total charge-offs	(11,997)	(7,789)
Recoveries	595	—

Net charge-offs	(11,402)	(7,789)

Ending balance - liquidating portfolio	$44,367	$42,117

Ending balance - total allowance for credit losses	$281,729	$189,808

Components:
Allowance for loan losses	$270,929	$180,308
Reserve for unfunded credit commitments (b)	10,800	9,500

Allowance for credit losses	$281,729	$189,808

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.
(b)	Reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

A summary of annualized net charge-offs to average outstanding loans by category follows:

	Three months ended March 31,
	2009	2008
Net charge-offs continuing:
Residential	0.38%	0.16%
Commercial (a)	0.69	0.77
Consumer	0.77	0.48

Net charge-offs continuing	0.63%	0.52

Net charge-offs liquidating:
NCLC	39.76%	25.78
Consumer (home equity)	14.26	4.20

Net charge-offs liquidating	15.62	7.89

Total net charge-offs to total average loans (b)	0.99%	0.75%

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.
(b)	Net loan charge-offs as a percentage of average loans is calculated by annualizing the net charge off amounts for the three month period and dividing the result by average total loans for the respective periods.

See the Allowance for Credit Losses Methodology section within Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 54 through 57 of Webster’s 2008 Annual Report on Form 10-K for additional information.

Asset Quality at March 31, 2009 and December 31, 2008:

	March 31, 2009			Decemeber 31, 2008
(Dollars in thousands)	Amount	%		Amount	%
Nonaccrual loans	$281,842	80.9		$220,592	83.8
Restructured loans	34,326	9.9		11,974	4.5
Foreclosed property	32,183	9.2		30,623	11.7

Nonperforming assets	$348,351	100.0		$263,189	100.0

Loans 90 days or more past due and still accruing	$723			$1,110

Asset Quality Ratios:
Nonaccrual and restructured loans as a percentage of total loans		2.63%			1.91%
Nonperforming assets as a percentage of:
Total assets		2.02			1.50
Total loans plus foreclosed property		2.89			2.15
Net charge-offs as a percentage of average loans		0.25			1.09
Allowance for loan losses as a percentage of total loans		2.25			1.93
Allowance for credit losses as a percentage of total loans		2.34			2.02
Ratio of allowance for loan losses to:
Net charge-offs		9.00	x		1.70	x
Nonaccrual and restructured loans		0.86			1.01

Nonperforming Assets

The following table details nonperforming assets:

	March 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	Percent (1)	Amount	Percent (1)
Loans:
Continuing Portfolio:
Consumer finance
Residential	$66,811	2.11%	$52,502	1.73%
Consumer	40,170	1.36	29,939	1.00

Total consumer finance	106,981	1.75	82,441	1.37

Commercial:
Commercial banking	94,426	3.94	49,987	1.96
Equipment financing	16,056	1.60	13,138	1.28

Total commercial	110,482	3.25	63,125	1.77

Commercial real estate	12,604	0.60	8,032	0.39
Residential development	54,147	34.73	48,628	30.10

Total commercial real estate	66,751	2.96	56,660	2.53

Non-performing loans - continuing portfolio	284,214	2.42	202,226	1.71

Liquidating Portfolio:
NCLC	12,259	93.05	13,402	71.53
Consumer (home equity)	19,695	7.38	16,938	5.97

Non-performing loans - liquidating portfolio	31,954	11.41	30,340	10.03

Total non-performing loans	316,168	2.63	232,566	1.92

Foreclosed and repossessed assets:
Continuing Portfolio:
Residential and consumer	1,768		3,107
Commercial	23,713		22,868

Total foreclosed and repossessed assets - continuing	$25,481		$25,975

Liquidating Portfolio:
NCLC/Consumer	6,702		4,648

Total foreclosed and repossessed assets	$32,183		$30,623

Total non-performing assets	$348,351		$263,189

(1)	Percentage represents the balance of past due loans outstanding within the comparable category.

The allowance for loan losses at March 31, 2009 was $270.9 million and represented 2.2% of total loans compared to an allowance of $235.3 million that represented 1.9% of total loans at December 31, 2008. The allowance for loan losses allocated to the continuing portfolio at March 31, 2009 was $226.6 million and represented 1.9% of loans within the continuing portfolio compared to an allowance of $191.4 million that represented 1.6% of loans within the continuing portfolio at December 31, 2008. The allowance for loan losses allocated to the liquidating portfolio at March 31, 2009 was $44.4 million and represented 15.8% of loans within the liquidating portfolio compared to an allowance of $43.9 million that represented 14.5% of loans within the liquidating portfolio December 31, 2008. For additional information on the allowance, see Note 4 of Notes to Consolidated Financial Statements elsewhere in this report.

Webster’s total nonperforming assets (NPAs) increased to $348.4 million at March 31, 2009 in comparison with $263.2 million at December 31, 2008. NPAs in the continuing portfolio were $309.7 million at March 31, 2009 compared to $228.2 million at December 31, 2008. NPAs in consumer finance loans increased $24.5 million from December 31, 2008. NPAs for commercial loans increased $47.4 million from December 31, 2008. NPAs for commercial real estate increased $10.1 million from December 31, 2008. The majority of the increase in CRE loans was in the residential development portfolio that increased $5.5 million from December 31, 2008.

Credit metrics in the $2.9 billion continuing home equity portfolio have shown a decrease in delinquencies as loans greater than 30 days past due were 1.12% at March 31, 2009 down from 1.14% at December 31, 2008, while the nonaccrual rate increased to 1.36% from 1.00% at December 31, 2008.

Webster’s liquidating portfolios consisting of indirect, out of market, home equity and national construction loans had $280.1 million outstanding at March 31, 2009 compared to $302.4 million when the liquidating portfolios were established at December 31, 2007. The total of $280.1 million consists of $13.2 million in construction loans, and $266.9 million in home equity lines and loans. Liquidating portfolio charge-offs of $12.0 million in the quarter ended March 31, 2009 consisted of $2.1 million in gross charges for construction loans and $9.9 million in gross charges for consumer home equity loans. $11.9 million of provision for credit losses was recorded in the first quarter of 2009. The increase in charge-off activity reflects the expedited resolution approach taken by management for the NCLC portfolio during the quarter. As of March 31, 2009, Webster has reserves of $4.1 million and $40.3 million, respectively, against the residential and consumer liquidating portfolios or $44.4 million in total reserves against $280.1 million in the total liquidating portfolio.

Other Past Due Loans

The following table sets forth information regarding Webster’s over 30-day delinquent loans, excluding loans held for sale and nonaccrual loans.

	March 31, 2009		December 31, 2008
(Dollars in thousands)	Principal Balances	Percent (1)	Principal Balances	Percent (1)
Past due 30-89 days:
Continuing Portfolio:
Residential	$45,798	1.45%	$45,909	1.51%
Consumer	33,092	1.12	33,848	1.14
Commercial	24,582	0.72	29,353	0.82
Commercial real estate	8,373	0.40	7,158	0.35
Residential development	1,004	0.64	2,096	1.29

Total continuing portfolio	112,849		118,364

Liquidating Portfolio:
NCLC	1	0.01	4,487	23.95
Consumer (home equity)	12,244	4.59	15,621	5.51

Liquidating portfolio	12,245		20,108

Total loans past due 30-89 days	125,094		138,472

Past due 90 days or more and accruing:
Continuing portfolio
Commercial	573	0.02	459	0.01
Commercial real estate	—	—	450	0.02
Residential development	150	0.10	201	0.12

Total loans past due 90 days and still accruing	723		1,110

Total over 30-day delinquent loans	$125,817		$139,582

(1)	Percentage represents the balance of past due loans to the total loans outstanding within the comparable category.
(2)	Comparable information for the liquidating portfolio for March 31, 2008 is not available as the portfolio was established in the first quarter of 2008.

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

Troubled Debt Restructures

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

(In thousands)	March 31, 2009	December 31, 2008
Residential	$6,715	$3,698
Consumer	2,829	473
Commercial	24,782	7,803

Total	$34,326	$11,974

The increase in residential and consumer troubled debt restructures reflect the impact of Webster’s expansion of mortgage assistance programs to keep borrowers in their homes.

Webster individually reviews classified loans greater than $250,000 for impairment based on the fair value of collateral or expected cash flows. At March 31, 2009 impaired loans totaled $431.5 million including loans of $148.4 million with an impairment allowance of $15.9 million. At December 31, 2008 impaired loans totaled $203.4 including loans of $32.6 million with an impairment allowance of $2.8 million. The increase in impaired loans is directly related to the $83.6 million increase in non-performing loans from December 31, 2008 as well as the increase in classified loans greater than $250,000. Approximately $1.0 million of the $13.1 million increase in the impairment allowance is related to the increase in TDRs from December 31, 2008.

Deposits

Total deposits increased $0.8 billion, or 6.8%, to $12.7 billion at March 31, 2009 from $11.9 billion at December 31, 2008 and $0.6 billion, or 4.5%, from $12.1 billion at March 31, 2008. The increase occurred primarily in money market accounts, savings and health savings accounts.

Borrowings and Other Debt Obligations

Total borrowed funds, including long-term debt, decreased $1.1 billion, or 31.0%, to $2.5 billion at March 31, 2009 from $3.6 billion at December 31, 2008 and $0.7 billion, or 22.0%, from March 31, 2008. Borrowings represented 14.4% of assets at March 31, 2009 compared to 20.4% at December 31, 2008 and 18.4% at March 31, 2008. See Notes 9 and 10 of Notes to Consolidated Financial Statements for additional information.

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

The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points over a twelve month period starting March 31, 2009 and December 31, 2008 might have on Webster’s net income for the subsequent twelve month period.

	-200	-100bp	+100 bp	+200 bp
March 31, 2009	N/A	N/A	+5.2%	+11.7%
December 31, 2008	N/A	N/A	+1.9%	+5.3%

Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is within policy limits for all scenarios. The flat rate scenario at the end of 2008 assumed a federal funds rate of 0.25%. The flat rate scenario as of March 31, 2009 assumed a federal funds rate of 0.25%. The increase in sensitivity to higher rates since year end is due to increased deposit balances, decreased short-term borrowings, and lower overall expected earnings in the flat rate scenario as a result of the current environment. As the federal funds rate was at 0.25% on March 31, 2009, the -100 and -200, basis point scenarios have been excluded.

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s net income for the subsequent twelve month period starting March 31, 2009 and December 31, 2008.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100 BP	-50 BP	+50 BP	+100 BP	-100 BP	-50 BP	+50 BP	+100 BP
March 31, 2009	N/A	N/A	-5.0%	-6.6%	-23.2%	-11.4%	+9.4%	+18.8%
December 31, 2008	N/A	N/A	-3.5%	-5.0%	-16.2%	-7.6%	+6.6%	+12.3%

The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months and the long end is terms of greater than 18 months. Webster’s net income generally benefits from a rise in long term interest rates since more new and existing assets than liabilities are tied to long term rates. A decline in long term interest rates has the opposite effect and is relatively greater in the -100 basis point scenario due to an acceleration of mortgage related asset prepayments. Webster’s net income generally benefits from a fall in short term interest rates since more new and existing liabilities than assets are tied to short term rates over a twelve month period. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base. An increase in short term interest rates has the opposite effect on net income. The primary driver of percentage increases in both short end and long end sensitivity is lower overall expected earnings in the flat rate scenario as a result of the current environment. In this slow growth, low earnings environment, base case earnings have been adjusted higher to reflect more normalized credit losses. Earnings sensitivity expressed in dollar terms is not materially different from last quarter. Webster is within policy for all scenarios except the Long End declines. The risk arising from Long End declines is primarily driven by mortgage prepayments. The prevailing distress in the housing market has created uncertainty as to the predictability of mortgage prepayments for declines in market interest rates. Webster’s ALCO has approved the exception to the policy limits and continues to evaluate prepayment projections for these scenarios as well as potential hedging strategies.

The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at March 31, 2009 and December 31, 2008 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

	Book Value	Estimated Economic Value	Estimated Economic Value Change
(Dollars in thousands)			-100 BP	+100 BP
March 31, 2009
Assets	$17,256,734	$16,839,651	N/A	$(319,568)
Liabilities	15,391,607	14,758,038	N/A	(225,606)

Total	$1,865,127	$2,081,613	N/A	$(93,962)

Net change as % of base net economic value				(4.5)%

December 31, 2008
Assets	$17,583,537	$17,092,247	N/A	$(316,917)
Liabilities	15,699,799	15,096,460	N/A	(230,612)

Total	$1,883,738	$1,995,787	N/A	$(86,305)

Net change as % of base net economic value				(4.3)%

The book value of assets exceeded the estimated economic value at March 31, 2009 and December 31, 2008 principally because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $562.5 million and $563.9 million, as of March 31, 2009 and December 31, 2008, respectively.

Changes in net economic value are primarily driven by changing durations of assets and liabilities which are caused by changes in the level of interest rates, spreads and volatilities. Changes in rates, spreads and volatility have had a modest impact on equity at risk at March 31, 2009 versus December 31, 2008 in the +100 basis point scenarios as seen in the table above. Due to the low level of interest rates, the -100 basis point scenario has been excluded.

These net income and economic values estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at March 31, 2009 represents a reasonable level of risk given the current interest rate outlook. Management is prepared to act in the event that interest rates do change rapidly.

Liquidity and Capital Resources

Liquidity management allows Webster to meet its cash needs at a reasonable cost under various operating environments. Liquidity is actively managed and reviewed in order to maintain stable, cost-effective funding to support the balance sheet. Liquidity comes from a variety of sources such as the cash flow from operating activities, including principal and interest payments on loans and investments, unpledged securities, which can be sold or utilized as collateral to secure funding and by the ability to attract new deposits. Webster’s goal is to maintain a strong increasing base of core deposits to support its balance sheet.

Management monitors current and projected cash needs and adjusts liquidity, as necessary. Webster has a detailed liquidity contingency plan, which is designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity risks.

At March 31, 2009 and December 31, 2008, FHLB advances outstanding totaled $0.7 billion and $1.3 billion, respectively. Webster Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.8 billion at March 31, 2009 and $1.6 billion at December 31, 2008. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $1.1 billion at March 31, 2009 or used to collateralize other borrowings, such as repurchase agreements. At March 31, 2009 Webster Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $0.2 billion, and had $309.8 million in capacity to issue FDIC backed debt through its Temporary Liquidity Guarantee Program (TLGP).

Webster’s primary sources of liquidity at the parent company level are dividends from Webster Bank, investment income and net proceeds from borrowings, investment sales and capital offerings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster’s common stock and the payment of principal and interest to holders of senior notes and capital securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company. At March 31, 2009, there were no retained earnings available for the payment of dividends to the Company.

For the three months ended March 31, 2009, a total of 6,123 shares of common stock were repurchased at an average cost of $5.96 per common share. No shares were repurchased as part of the September 26, 2007, 2.7 million share stock buyback program with 2.1 million shares remaining available to be repurchased under the program at March 31, 2009. All 6,123 shares for the three months ended March 31, 2009 were repurchased outside of the publicly announced repurchase program in the open market to fund equity compensation plans.

Off-Balance Sheet Arrangements

In the normal course of operations, Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding.

For the three months ended March 31, 2009, Webster Bank did not engage in any off-balance sheet transactions that would have a material effect on its consolidated financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 48-50 under the caption “Asset/Liability Management and Market Risk”.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Webster or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 1A.	RISK FACTORS

During the three months ended March 31, 2009 there were no material changes to the risk factors relevant to Webster’s operations, which are set forth in Webster’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Webster common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1-31, 2009	1,683	$12.53	—	2,111,200

February 1-28, 2009	3,080	3.42	—	2,111,200

March 1-31, 2009	1,360	3.58	—	2,111,200

Total	6,123	$5.96	—	2,111,200

(1)	The Company’s current stock repurchase program, which was announced on September 26, 2007, authorized the Company to purchase up to an additional 5% of Webster’s common stock outstanding at the time of authorization, or 2.7 million shares. The program will remain in effect until fully utilized or until modified, superseded or terminated. All 6,123 shares repurchased during the three months ended March 31, 2009 were repurchased outside of the repurchase program in the open market to fund equity compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed within the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Certificate of Elimination Relating to the Company’s Series C Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2006 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.6	Bylaws, as amended effective December 18, 2007 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2007 and incorporated herein by reference).

10.1	Employment Separation Agreement by and between Webster Financial Corporation, Webster Bank, N.A. and Scott M. McBrair, dated as of January 20, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2009 and incorporated herein by reference).

10.2	Description of Arrangement for Directors Fees (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

Note:	Exhibits 10.1 and 10.2 are management contracts or compensatory arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: May 7, 2009	By:	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer

Date: May 7, 2009	By:	/s/ Gerald P. Plush
Gerald P. Plush
Senior Executive Vice President -
Chief Financial Officer and Chief Risk Officer
(Principal Financial Officer)

Date: May 7, 2009	By:	/s/ Douglas O. Hart
Douglas O. Hart
Executive Vice President -
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed within the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Certificate of Elimination Relating to the Company’s Series C Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2006 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.6	Bylaws, as amended effective December 18, 2007 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2007 and incorporated herein by reference).

10.1	Employment Separation Agreement by and between Webster Financial Corporation, Webster Bank, N.A. and Scott M. McBrair, dated as of January 20, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2009 and incorporated herein by reference).

10.2	Description of Arrangement for Directors Fees (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2009 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

Note:	Exhibits 10.1 and 10.2 are management contracts or compensatory arrangements in which directors or executive officers are eligible to participate.