Form 10-Q
period 2009-06-30
WEBSTER FINANCIAL CORP
filed 2009-08-05
CIK 801337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $.01 per share, outstanding as of July 29, 2009 was 68,124,642.

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)	June 30, 2009	December 31, 2008
	(unaudited)
Assets:
Cash and due from depository institutions	$254,638	$259,208
Short-term investments	8,216	22,154
Investment securities:
Trading, at fair value	—	77
Available for sale, at fair value	1,405,872	1,188,705
Held-to-maturity, at amortized cost (fair value of $2,800,705 and $2,559,745, respectively)	2,767,965	2,522,511

Total investment securities	4,173,837	3,711,293
Loans held for sale	113,936	24,524
Loans, net	11,304,703	11,952,262
Federal Home Loan Bank and Federal Reserve Bank stock	137,874	134,874
Goodwill	529,887	529,887
Cash surrender value of life insurance	285,064	279,807
Premises and equipment, net	179,625	185,928
Other intangible assets, net	31,126	34,039
Deferred tax asset, net	153,745	189,337
Accrued interest receivable and other assets	279,925	260,224

Total assets	$17,452,576	$17,583,537

Liabilities:
Deposits	$13,174,582	$11,884,890
Federal Home Loan Bank advances	663,123	1,335,996
Securities sold under agreements to repurchase and other short-term debt	1,015,099	1,570,971
Long-term debt	590,520	687,797
Accrued expenses and other liabilities	158,102	220,145

Total liabilities	15,601,426	15,699,799

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized - 3,000,000 shares;
Series A issued and outstanding - 56,400 and 224,900 shares	56,400	224,900
Series B issued and outstanding - 400,000 shares (net of discount; $7,702 and $8,574)	392,298	391,426
Common stock, $0.01 par value; authorized - 200,000,000 shares;
Issued - 67,899,440 and 56,607,177 shares	679	566
Paid in capital:
Warrant for common stock	8,719	8,719
Additional paid in capital	815,893	722,962
Retained earnings	786,949	781,106
Accumulated other comprehensive loss, net of taxes	(66,872)	(105,910)
Less: Treasury stock, at cost; 3,801,628 and 3,723,527 shares	(152,548)	(149,650)

Total Webster Financial Corporation shareholders’ equity	1,841,518	1,874,119
Noncontrolling interests	9,632	9,619

Total equity	1,851,150	1,883,738

Total liabilities and equity	$17,452,576	$17,583,537

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Interest Income:
Loans including fees	$137,533	$175,786	$278,300	$367,058
Investments securities	48,799	38,115	99,626	77,447
Loans held for sale	833	92	997	1,492

Total interest income	187,165	213,993	378,923	445,997

Interest Expense:
Deposits	49,982	60,055	102,890	135,297
Borrowings	17,895	28,252	38,548	60,158

Total interest expense	67,877	88,307	141,438	195,455

Net interest income	119,288	125,686	237,485	250,542
Provision for credit losses	85,000	25,000	151,000	40,800

Net interest income after provision for credit losses	34,288	100,686	86,485	209,742

Non-interest Income:
Deposit service fees	29,984	29,943	57,943	58,376
Loan related fees	6,350	7,891	12,832	14,749
Wealth and investment services	6,081	7,634	11,831	14,590
Mortgage banking activities	3,433	104	4,039	844
Increase in cash surrender value of life insurance	2,665	2,623	5,257	5,204
Impairment losses on investment securities	(27,110)	(54,924)	(27,110)	(56,177)
Net (loss) gain on the sale of investment securities	(13,593)	126	(9,135)	249
Gain on the exchange of trust preferred securities for common stock	24,336	—	24,336	—
Gain on early extinguishment of subordinated notes	—	—	5,993	—
Gain on Visa share redemption	1,907	—	1,907	1,625
Other income	1,325	854	1,600	2,638

Total non-interest income	35,378	(5,749)	89,493	42,098

Non-interest Expenses:
Compensation and benefits	59,189	62,866	115,658	126,309
Occupancy	13,594	13,128	27,889	26,810
Furniture and equipment	15,288	15,634	30,428	30,794
Intangible assets amortization	1,450	1,464	2,913	3,012
Marketing	3,196	4,940	6,302	8,583
Outside services	3,394	3,706	7,178	7,859
FDIC deposit insurance assessment	5,959	344	10,549	698
FDIC special deposit insurance assessment	8,000	—	8,000	—
Goodwill impairment	—	8,500	—	8,500
Severance and other costs	1,313	9,368	1,553	8,718
Foreclosed and repossessed asset write-downs	2,829	484	6,279	717
Foreclosed and repossessed asset expenses	1,799	1,068	2,978	1,348
Other expenses	14,066	16,005	28,366	30,063

Total non-interest expenses	130,077	137,507	248,093	253,411

Loss from continuing operations before income tax (benefit) expense	(60,411)	(42,570)	(72,115)	(1,571)
Income tax (benefit) expense	(28,536)	(14,285)	(29,129)	18

Loss from continuing operations	(31,875)	(28,285)	(42,986)	(1,589)
Income (loss) from discontinued operations, net of tax	313	(439)	313	(2,563)

Consolidated net loss	(31,562)	(28,724)	(42,673)	(4,152)
Less: Net income (loss) attributable to noncontrolling interests	—	1	13	(8)

Net loss attributable to Webster Financial Corporation	(31,562)	(28,725)	(42,686)	(4,144)
Preferred stock dividends and accretion of preferred stock discount and gain on extinguishment	48,361	(215)	37,932	(431)

Net income (loss) applicable to common shareholders	$16,799	$(28,940)	$(4,754)	$(4,575)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, continued

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Basic:
Income (loss) from continuing operations, per common share	$0.30	$(0.55)	$(0.10)	$(0.04)
Income (loss) from discontinued operations, net of tax per common share	0.01	(0.01)	0.01	(0.05)

Net income (loss) attributable to Webster Financial Corporation, per common share	$0.31	$(0.56)	$(0.09)	$(0.09)
Diluted:
Income (loss) from continuing operations, per common share	$0.30	$(0.55)	$(0.10)	$(0.04)
Income (loss) from discontinued operations, net of tax per common share	0.01	(0.01)	0.01	(0.05)

Net income (loss) attributable to Webster Financial Corporation, per common share	$0.31	$(0.56)	$(0.09)	$(0.09)

Dividends per common share	$0.01	$0.30	$0.02	$0.60

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Six months ended June 30, 2009
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non controlling interests	Total
Balance, December 31, 2008	$616,326	$566	$731,681	$781,106	$(149,650)	$(105,910)	$9,619	$1,883,738
Cumulative effect of change in accounting principle	—	—	—	11,431	—	(11,431)	—	—
Comprehensive income (loss):
Net loss	—	—	—	(42,686)	—	—	13	(42,673)
Other comprehensive loss, net of taxes	—	—	—	—	—	50,469	—	50,469

Comprehensive loss								7,796
Dividends paid on common stock of $.01 per share	—	—	—	(1,055)	—	—	—	(1,055)
Dividends paid on Series A preferred stock $21.25 per share	—	—	—	(9,558)	—	—	—	(9,558)
Dividends incurred on Series B preferred stock $12.50 per share	—	—	—	(10,000)	—	—	—	(10,000)
Subsidiary preferred stock dividends	—	—	—	(431)	—	—	—	(431)
Repurchase of 6,123 common shares	—	—	—	—	(51)	—	—	(51)
Accretion of preferred stock discount	872	—	—	(872)	—	—	—	—
Stock-based compensation expense	—	—	1,246	—		—	—	1,246
Restricted stock grants and expense	—	—	5,860	222	(2,847)	—	—	3,235
Conversion of Series A preferred stock	(168,500)	60	49,069	58,792	—	—	—	(60,579)
Extinguishment of Trust Preferred Securities	—	53	36,780	—	—	—	—	36,833
Additional issuance costs associated with the issuance of the Series B preferred stock and warrant	—	—	(24)	—	—	—	—	(24)

Balance, June 30, 2009	$448,698	$679	$824,612	$786,949	$(152,548)	$(66,872)	$9,632	$1,851,150

	Six months ended June 30, 2008
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non controlling interests	Total
Balance, December 31, 2007	$—	$566	$734,604	$1,183,621	$(166,263)	$(15,896)	$9,615	$1,746,247
Comprehensive income:
Net income (loss)	—	—	—	(4,144)	—	—	(8)	(4,152)
Other comprehensive loss, net of taxes	—	—	—	—	—	(30,244)	—	(30,244)

Comprehensive income								(34,396)
Dividends paid on common stock of $.60 per share	—	—	—	(31,495)	—	—	—	(31,495)
Dividends paid on consolidated affiliate preferred stock	—	—	—	(431)	—	—	—	(431)
Exercise of stock options, including excess tax benefits	—	—	(73)	—	513	—	—	440
Repurchase of 11,447 common shares	—	—	—	—	(349)	—	—	(349)
Stock-based compensation expense	—	—	1,327	—	—	—	—	1,327
Restricted stock grants and expense	—	—	532	—	2,660	—	—	3,192
Issuance of Series A preferred stock	225,000	—	(7,300)	—	—	—	—	217,700
EITF 06-4 Adoption	—	—	—	(923)	—	—	—	(923)

Balance, June 30, 2008	$225,000	$566	$729,090	$1,146,628	$(163,439)	$(46,140)	$9,607	$1,901,312

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(In thousands)	2009	2008
Operating Activities:
Net loss	$(42,673)	$(4,152)
Income (loss) from discontinued operations, net of tax	313	(2,563)

Loss from continuing operations	(42,986)	(1,589)
Adjustments to reconcile loss from continuing operations to net cash (used for) provided by operating activities:
Provision for credit losses	151,000	40,800
Depreciation and amortization	29,742	29,039
Gain on early extinguishment of subordinated notes	(4,504)	—
Gain on exchange of trust preferred securities for common stock	(24,336)	—
Stock-based compensation	4,481	4,519
Foreclosed and repossessed asset write-downs	6,279	925
Write-down of fixed assets	1,150	—
Goodwill impairment	—	8,500
Impairment losses on investment securities	27,110	56,177
Net loss (gain) on the sale of investment securities	9,135	(316)
Decrease in trading securities	76	60
Increase in cash surrender value of life insurance	(5,257)	(5,204)
Net (increase) decrease in loans held for sale	(89,412)	217,596
Net increase in prepaid expenses and other assets	(45,074)	(9,691)
Net decrease in accrued expenses and other liabilities	(41,434)	(18,500)

Net cash (used for) provided by operating activities	(24,030)	322,316

Investing Activities:
Net decrease in short-term investments	13,938	2,116
Purchases of securities, available for sale	(688,091)	(339,438)
Proceeds from maturities and principal payments of securities, available for sale	99,085	21,083
Proceeds from sales of securities, available for sale	410,336	6,277
Purchases of held-to-maturity securities	(286,084)	(75,163)
Proceeds from maturities and principal payments of held-to-maturity securities	242,530	116,252
Purchases of FHLB and FRB stock	(3,000)	(21,248)
Net decrease (increase) in loans	264,214	(341,820)
Proceeds from sale of foreclosed properties	11,789	5,855
Net purchases of premises and equipment, net of sales proceeds	(13,283)	(15,730)

Net cash provided by (used for) investing activities	51,434	(641,816)

Financing Activities:
Net increase (decrease) in deposits	1,289,693	(277,591)
Proceeds from FHLB advances	9,420,286	28,275,925
Repayments of FHLB advances	(10,091,665)	(27,906,974)
Net (decrease) increase in securities sold under agreements to repurchase and other short-term borrowings	(554,912)	37,322
Repayment of long-term debt	(15,928)	—
Issuance costs for Series B Preferred Stock	(24)	—
Issuance of Series A Preferred Stock, net	—	217,700
Conversion of Series A Preferred Stock	(58,975)	—
Cash dividends to common shareholders	(1,055)	(31,495)
Cash dividends to preferred shareholders of consolidated affiliate	(431)	(431)
Cash dividends paid to preferred shareholders	(19,225)	—
Exercise of stock options	—	440
Common stock repurchased	(51)	(349)

Net cash (used for) provided by financing activities	(32,287)	314,547

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Six months ended June 30,
(In thousands)	2009	2008

Cash Flows from Discontinued Operations:
Operating activities	$313	$(2,141)
Proceeds from sale of discontinued operations	—	23,920

Net cash provided by discontinued operations	313	21,779

Net change in cash and cash equivalents	(4,570)	16,826
Cash and cash equivalents at beginning of period	259,208	306,654

Cash and cash equivalents at end of period	$254,638	$323,480

Supplemental disclosure of cash flow information:
Interest paid	$147,672	$199,203
Income taxes paid	1,847	24,190

Noncash investing and financing activities:
Mortgage loans securitized and transferred to mortgage-backed securities - GSE held-to-maturity	$203,030	$—
Transfer of loans and leases, net to foreclosed properties	21,253	15,478
Issuance of loan to finance sale of subsidiary	—	18,000
Gain on early extinguishment of fair value hedge of subordinated debt	1,489	—
Transfer of property from premises and equipment to assets held-for-disposition	1,632	900

Extinguishment of junior subordinated notes through issuance of common stock
Carrying value of junior subordinated notes extinguished	(63,773)	—
Fair value of common stock issued	39,307	—
Recognition of deferred gain on cash flow hedge	(674)	—

Conversion of Series A Preferred Stock:
Carrying value of Series A Preferred Stock converted, net of cash paid upon conversion	(103,979)	—
Fair value of common stock issued	45,187	—

Sale transactions:
Fair value of noncash assets sold	$—	$40,833
Fair value of liabilities extinguished	—	7,117

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Nature of Operations. Webster Financial Corporation (“Webster” or the “Company”) is a financial holding company and a bank holding company headquartered in Waterbury, Connecticut that delivers, through its subsidiaries, financial services to individuals, families and businesses throughout southern New England and into eastern New York State. Webster also offers equipment financing, asset-based lending, health savings accounts and insurance premium financing on a national basis and commercial real estate lending on a regional basis.

Basis of Presentation. The condensed consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of Webster and all other entities in which Webster has a controlling financial interest (collectively referred to as “Webster” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies Webster follows conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry.

The condensed consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2008, included in Webster’s Annual Report on Form 10-K filed with the SEC on March 2, 2009 (the “2008 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period. Webster has evaluated subsequent events for potential recognition and/or disclosure through August 5, 2009, the date the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were filed with the SEC.

Use of Estimates. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results could differ from those estimates. The allowance for credit losses, the fair values of financial instruments, the deferred tax asset valuation allowance and the status of goodwill evaluation are particularly subject to change.

Comprehensive Income. Comprehensive income includes all changes in equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of Webster’s comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the net actuarial gain/loss on defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments. Comprehensive income for the six months ended June 30, 2009 and 2008 is reported in the accompanying condensed consolidated statements of changes in equity.

Earnings Per Share. Effective January 1, 2009, Webster adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. Emerging Issues Task Force Issued No. (“ETIF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, effective January 1, 2009, earnings per common share is computed using the two-class method prescribed by the Statement of Financial Accounting Standards (“SFAS”) No. (128), “Earnings Per Share.” (“SFAS No. 128”) All previously reported earnings or losses per common share information has been retrospectively adjusted to conform to the new computation method.

Reclassifications. Certain items previously reported have been reclassified to conform to the current period’s condensed consolidated financial statement presentation.

NOTE 2: New Accounting Standards

Recently Issued Accounting Standards

SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation (“FIN”) No. 46 (“FIN 46”) FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162”(“SFAS 168”). SFAS 168 replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 will be effective for the Company’s condensed consolidated financial statements for periods ending after September 15, 2009. SFAS 168 is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

Recently Adopted Accounting Standards

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the condensed consolidated financial statements. Among other requirements, SFAS 160 requires condensed consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the condensed consolidated income statement, of the amounts of condensed consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s condensed consolidated financial statements.

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 became effective for the Company on January 1, 2009 and the required disclosures are reported in Note 17 - Derivative Financial Instruments.

SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for the Company for periods ending after June 15, 2009. SFAS 165 did not have a significant impact on the Company’s condensed consolidated financial statements.

Financial Accounting Standards Board Staff Positions and Interpretations

FSP SFAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132R-1”). FSP SFAS 132R-1 provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under FSP SFAS 132R-1, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by FSP SFAS 132R-1 will be included in the Company’s consolidated financial statements beginning with the financial statements for the year-ended December 31, 2009.

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. The Company adopted the provisions of FSP SFAS 157-4 during the second quarter of 2009. Adoption of FSP SFAS 157-4 did not significantly impact the Company’s condensed consolidated financial statements.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”). FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other-than-temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of FSP SFAS 115-2 and SFAS 124-2 during the second quarter of 2009. Adoption of FSP SFAS 115-2 and SFAS 124-2 resulted in the reclassification of $17.6 million ($11.4 million, net of tax) of non-credit related OTTI to OCI which had previously been recognized in earnings and is disclosed in Note 4 - Investment Securities.

FSP SFAS 107-1 and Accounting Principles Board Opinion No. (“APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” (“FSP SFAS 107-1 and APB 28-1”) FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” (“SFAS 107”) to require an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends APB 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 are included in Note 12 - Fair Value Measurements.

FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” (“FSP SFAS 141R-1”). FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies,” and FIN No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5. FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.

NOTE 3: Subsequent Events

Capital Transaction

On July 27, 2009, Webster announced that Warburg Pincus (“Warburg”), the global private equity firm agreed to invest $115 million in Webster through a direct purchase of newly issued shares of common stock, junior non-voting preferred stock, and warrants. Warburg is acquiring 11.5 million shares of common stock from Webster, upon receipt of all necessary approvals. Warburg initially funded approximately $40.2 million of its investment and received approximately 4 million shares of common stock and 3 million warrants. Upon initial funding, Warburg will have a 5.9 percent ownership of Webster’s common stock outstanding prior to bank regulatory and shareholder approvals. Warburg will fund the remaining $74.8 million and be issued the remaining common stock, junior non-voting preferred stock, and warrants, following receipt of necessary antitrust and federal bank regulatory approvals.

Following the funding of the remaining portion, Warburg will have a 15.2 percent ownership of Webster’s common stock outstanding. A portion of Warburg’s investment that is funded following the receipt of regulatory approvals will initially be held in the form of junior non-voting preferred stock which will automatically convert into Webster common stock upon receiving the requisite approval of Webster’s shareholders. The preferred stock initially will have a dividend that mirrors any dividend payable on the common stock. If the requisite shareholder approval is not received, and the preferred shares are therefore still outstanding after February 28, 2010, the preferred stock’s annual non-cumulative dividend will increase to 8 percent per annum. The preferred stock is expected to qualify for Tier I capital treatment.

As part of the transaction, Warburg will receive 8.6 million seven-year Class A Warrants. The Class A Warrants will initially have a strike price of $10.00 per share, with the strike price increasing to $11.50 per share twenty four months after this transaction and to $13.00 per share forty eight months after this transaction. Warburg also will receive 5.5 million seven-year Class B Warrants with a strike price of $2.50 per share which will only become exercisable and transferable if, following the receipt of necessary regulatory approvals, shareholder approval is not received by February 28, 2010. The Class B Warrants will expire immediately upon receiving shareholder approval.

The investment held by Warburg including the exercise of the Class A and Class B warrants is subject to Warburg not owning more than 23.9% of Webster’s voting securities as calculated under applicable regulations of the Board of Governors of the Federal Reserve System.

Other

Subsequent events have been evaluated through August 5, 2009, the date financial statements are filed with the SEC. Through that date, except for the transaction previously discussed, there were no additional events requiring disclosure.

NOTE 4: Investment Securities

The following table presents a summary of the cost and fair value of Webster’s investment securities. For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

	As of June 30, 2009					As of December 31, 2008
(In thousands)	Par Value	Amortized Cost (a)(b)	Unrealized		Estimated Fair Value	Par Value	Amortized Cost (a)(b)	Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses

Trading:
Municipal bonds and notes					$—					$77

Available for Sale:
Government Treasury Bills	$500	$500	$—	$—	$500	$2,000	$1,998	$2	$—	$2,000
Corporate bonds and notes (a)	256,295	139,417	9,490	(34,154)	114,753	359,996	159,610	—	(66,092)	93,518
Equity securities (b)	N/A	15,373	627	(1,341)	14,659	N/A	30,925	2,024.00	(2,174)	30,775
Mortgage-backed securities - GSE	1,150,334	1,169,901	27,540	(2,093)	1,195,348	970,905	972,323	16,592	(152)	988,763
Mortgage-backed securities - other	135,000	133,862	—	(53,250)	80,612	135,000	133,814	—	(60,165)	73,649

Total available for sale	$1,542,129	$1,459,053	$37,657	$(90,838)	$1,405,872	$1,467,901	$1,298,670	$18,618	$(128,583)	$1,188,705

Held-to-maturity:
Municipal bonds and notes	$694,984	$691,240	$8,576	$(17,000)	$682,816	$703,944	$700,365	$9,627	$(14,481)	$695,511
Mortgage-backed securities - GSE	2,003,026	2,015,508	47,904	(5,632)	2,057,780	1,749,399	1,751,679	43,912	—	1,795,591
Mortgage-backed securities - other	61,217	61,217	—	(1,108)	60,109	70,493	70,467	—	(1,824)	68,643

Total held-to-maturity	$2,759,227	$2,767,965	$56,480	$(23,740)	$2,800,705	$2,523,836	$2,522,511	$53,539	$(16,305)	$2,559,745

Total Investment Securities	$4,301,356	$4,227,018	$94,137	$(114,578)	$4,206,577	$3,991,737	$3,821,181	$72,157	$(144,888)	$3,748,527

(a)	Amortized cost is net of $105.9 million of credit related other-than-temporary impairments at June 30, 2009.
(b)	Amortized cost is net of $25.4 million of other-than-temporary impairments at June 30, 2009.

Management evaluates all investment securities with an unrealized loss in value, whether caused by adverse interest rates, credit movements or some other factor to determine if the loss is other-than-temporary. The following table provides information on the gross unrealized losses and fair value of Webster’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position at June 30, 2009.

	As of June 30, 2009
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for Sale:
Corporate bonds and notes	$22,745	$(6,267)	$71,411	$(27,887)	$94,156	$(34,154)
Equity securities	7,274	(1,274)	886	(67)	8,160	(1,341)
Mortgage-backed securities-GSE	292,043	(2,093)	—	—	292,043	(2,093)
Mortgage-backed securities-other	—	—	80,612	(53,250)	80,612	(53,250)

Total available for sale	$322,062	$(9,634)	$152,909	$(81,204)	$474,971	$(90,838)

Held-to-maturity:
Municipal bonds and notes	$140,110	$(2,670)	$223,407	$(14,330)	$363,517	$(17,000)
Mortgage-backed securities-GSE	414,826	(5,632)	—	—	414,826	(5,632)
Mortgage-backed securities-other	—	—	60,109	(1,108)	60,109	(1,108)

Total held-to-maturity	$554,936	$(8,302)	$283,516	$(15,438)	$838,452	$(23,740)

Total investment securities	$876,998	$(17,936)	$436,425	$(96,642)	$1,313,423	$(114,578)

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

Management conducts a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). For the second quarter of 2009, Webster adopted FSP SFAS 115-2 and SFAS 124-2, issued by the FASB on April 9, 2009. Management assesses whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. Under these circumstances as required by the new FSP, OTTI is considered to have occurred (1) if Webster intends to sell the security; (2) if it is “more likely than not” that Webster will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria used under previous guidance.

The FSP requires that credit-related OTTI is recognized in earnings while non-credit related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”). Non-credit related OTTI is caused by other factors, including illiquidity. For securities classified as held-to-maturity (“HTM”), the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods. Non-credit related OTTI recognized in earnings previous to April 1, 2009 is reclassified from retained earnings to accumulated OCI as a cumulative effect adjustment. The Company adopted this FSP effective April 1, 2009. The adoption of this FSP resulted in the reclassification of $17.6 million, ($11.4 million, net of tax) of non-credit related OTTI to OCI which had previously been recognized in earnings.

As stated in Webster’s 2008 Annual Report on Form 10-K, management’s OTTI evaluation process also follows the guidance of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, and FSP No. EITF 99-20-1, “Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”). This guidance requires the Company to take into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities, Webster’s ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors when evaluating for the existence of OTTI in its securities portfolio. FSP EITF 99-20-1 was issued on January 12, 2009 and is effective for reporting periods ending after December 15, 2008. This FSP amends EITF 99-20 by eliminating the requirement that a holder’s best estimate of cash flows be based upon those that a market participant would use. Instead, the FSP requires that OTTI be recognized as a realized loss through earnings when there has been an adverse change in the holder’s expected cash flows such that it is “probable” that the full amount will not be received. This requirement is consistent with the impairment model in SFAS 115.

In addition, the disclosure and related discussion of unrealized losses is presented pursuant to FSP FAS 115-1 and FAS 124-1, (“EITF 03-1”) and EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“ETIF 03-1”). FSP FAS 115-1 and FAS 124-1 replaces certain impairment evaluation guidance of EITF 03-1; however, the disclosure requirements of EITF 03-1 remain in effect. This FSP addresses the determination of when an investment is considered impaired, whether the impairment is considered to be other-than-temporary, and the measurement of an impairment loss. The FSP also supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”, and clarifies that an impairment loss should be recognized no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made.

For the three and six months ended June 30, 2009, Webster recognized OTTI of $27.1 million. The OTTI charge was comprised of a credit related OTTI charge of $23.6 million for certain pooled trust preferred securities and a $3.5 million OTTI charge on an equity security. OTTI charges were recognized in earnings for these securities as management concluded that it is more likely than not that the security will be sold before recovery of the cost basis in the security.

For all security types discussed below where no OTTI is considered necessary at June 30, 2009, management applied the criteria of FSP FAS 115-2 and FAS 124-1 to each investment individually. That is, for each security evaluated, management concluded that it does not intend to sell the security and it is not more likely than not that management will be required to sell the security before recovery of its amortized cost basis and as such OTTI was not recognized in earnings.

The following summarizes, by investment security type, the basis for the conclusion that the applicable investment securities within the Company’s available for sale portfolio were not other-than-temporarily impaired at June 30, 2009:

Corporate bonds and notes

The unrealized losses on the Company’s investment in corporate bonds and notes decreased to $34.2 million at June 30, 2009 from $66.1 million at December 31, 2008. This portfolio consists of various trust preferred securities, both pooled and single issuers, that are investment grade, below investment grade and unrated.

Single Issuer—The single issuer trust preferred portfolio totals $31.7 million in total fair value and accounts for $23.9 million of the total unrealized losses at June 30, 2009. The single issuer portfolio consists mainly of three large cap, money center financial institutions and one mid-size regional financial institution. During the quarter, two of the issuers were downgraded. However impairment was not warranted due to the issuers’ continued ability to service their debt and indications of stabilization in their capital structures, as evidenced by the U.S. Treasury’s purchase of CPP preferred stock in each institution. Unrealized losses for these institutions was $9.8 million at June 30, 2009

Pooled Trust Preferred Securities—The pooled trust preferred portfolio totals $83.0 million in total fair value and accounts for $10.3 million of the total unrealized losses at June 30, 2009. The pooled trust preferred portfolio consists of various classes in fifteen CDO’s containing predominantly bank and insurance collateral. The unrealized loss is attributable primarily to changes in interest rates, including a liquidity spread premium to reflect the inactive and illiquid nature of the trust preferred securities market at this time. To determine expected credit losses, management compared amortized cost to the present value of cash flows adjusted for deferrals and defaults using the purchased discount margin. Other factors considered include an analysis of excess subordination and temporary interest shortfall coverage. Based on the valuation analysis as of June 30, 2009 management expects to fully recover amortized cost. However, additional interest deferrals and /or defaults could result in future other than temporary impairment charges. See Note 12 – Fair Value Measurements for additional information on pooled trust preferred securities.

The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

Equity securities

The unrealized losses on the Company’s investment in equity securities decreased to $1.3 million at June 30, 2009 from $2.2 million at December 31, 2008 after the other-than-temporary impairment charge of $3.5 million for the three and six months ended June 30, 2009. This portfolio consists primarily of investments in the common stock of small capitalization financial institutions based in New England ($12.1 million of the total fair value and $1.3 million of the total unrealized losses at June 30, 2009), auction rate preferred securities ($2.0 million of the total fair value at June 30, 2009), perpetual preferred stock of government sponsored enterprises (“GSE”) ($0.5 million of the total fair value at June 30, 2009), and perpetual preferred stock of a non-public financial institution (which during the quarter was deemed other-than-temporary impaired and has no fair value at June 30, 2009). When estimating the recovery period for equity securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation, management does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009. For its investments in perpetual preferred stock, Webster evaluates these securities for other-than-temporary impairment using an impairment analysis that is applied to debt securities, which is consistent with SEC guidance.

Mortgage-backed securities (GSE) – The unrealized losses on the Company’s investment in residential mortgage-backed securities issued by the GSEs increased to $2.1 million at June 30, 2009 from $0.2 million at December 31, 2008. The contractual cash flows for these investments are performing as expected. As the decline in market value is attributable to changes in interest rates and not due to underlying credit deterioration, and because management does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

Mortgage-backed securities (other) – The unrealized losses on the Company’s investment in commercial mortgage-backed securities issued by entities other than GSEs decreased to $53.3 million at June 30, 2009 from $60.2 million at December 31, 2008. The contractual cash flows for these investments are performing as expected. As the decline in market value is attributable to changes in interest rates and not due to underlying credit deterioration, and because management does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

The following summarizes by investment security type the basis for the conclusion that the applicable investment securities within the Company’s held-to-maturity portfolio were not other-than-temporarily impaired at June 30, 2009:

Municipal bonds and notes – The unrealized losses on the Company’s investment in municipal bonds and notes increased to $17.0 million at June 30, 2009 from $14.5 million at December 31, 2008. Approximately $14.3 million of the $17.0 million unrealized losses at June 30, 2009 had been in an unrealized loss position for twelve consecutive months or longer as compared to $3.9 million of the $14.5 million at December 31, 2008. These securities are primarily insured AA and A rated general obligation bonds with stable ratings. The $14.3 million unrealized loss was concentrated in 221 municipal bonds and notes with a fair value of $223.4 million. Management does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

Mortgage-backed securities-(GSE) – The unrealized losses on the Company’s investment in residential mortgage-backed securities issued by the GSEs increased $5.6 million at June 30, 2009. The contractual cash flows for these investments are performing as expected. As the decline in market value is attributable to changes in interest rates and not due to underlying credit deterioration, and because management does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

Mortgage-backed securities-(other) – The unrealized losses on the Company’s investment in residential mortgage-backed securities issued by entities other than GSEs decreased to $1.1 million at June 30, 2009 from $1.8 million at December 31, 2008. Approximately $1.1 million at June 30, 2009 had been in an unrealized loss position for twelve consecutive months or longer as compared to $1.8 million at December 31, 2008. These securities carry AAA ratings and are currently performing as expected. The $1.1 million unrealized loss was concentrated in three securities with a total fair value of $60.1 million. Management does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

There were no significant credit downgrades on these held-to-maturity securities during the second quarter of 2009, and they are currently performing as anticipated. Management does not consider these investments to be other-than-temporarily impaired and management does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. Management expects that recovery of these temporarily impaired securities will occur over the weighted-average estimated remaining life of these securities.

The amortized cost and fair value of securities at June 30, 2009, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale
Due in one year or less	$500	$500	$7,154	$7,161
Due after one year through five years	—	—	3,674	3,706
Due after five through ten years	24,023	7,665	468,231	481,029
Due after ten years	1,419,157	1,383,048	2,288,906	2,308,809

Totals	$1,443,680	$1,391,213	$2,767,965	$2,800,705

For the three and six months ended June 30, 2009 and 2008, proceeds from the sale of available for sale securities were $8.0 million and $410.3 million and $4.8 million and $6.3 million, respectively. The following tables summarize the impact of the recognition of other-than-temporary impairments and net realized gains and losses on sales of securities for the three and six months ended June 30, 2009.

	Three Months ended June 30,
	2009			2008
(In thousands)	Gains	Losses(a)(b)	Net	Gains	Losses (a)(b)(c)	Net
Trading securities:
Municipal bonds and notes	$—	$—	$—	$145	$(108)	$37
Other	—	—	—	—	—	—

Total trading	—	—	—	145	(108)	37

Available for sale:
U.S. Government agency notes	—	—	—	23	—	23
Municipal bonds and notes	—	—	—	—	—	—
Corporate bonds and notes	—	(35,522)	(35,522)	—	(41,620)	(41,620)
Equity securities	97	(5,278)	(5,181)	80	(12,160)	(12,080)
Mortgage-backed securities	—	—	—	—	—	—

Total available for sale	97	(40,800)	(40,703)	103	(53,780)	(53,677)

Total	$97	$(40,800)	$(40,703)	$248	$(53,888)	$(53,640)

(a)	Other-than-temporary impairment charges for equity securities were $3.5 million and $12.1 million for the three months ended June 30, 2009 and 2008, respectively.
(b)	Other-than-temporary impairment charges for corporate bonds and notes were $23.6 million and $41.6 million for the three months ended June 30, 2009 and 2008, respectively.
(c)	Losses for the three months ended June 30, 2008 excluded other-than-temporary impairments of direct investments of $1.3 million. Direct investments are included in other assets in the accompanying condensed consolidated balance sheets. There were no other-than-temporary impairments of direct investments for the three months ended June 30, 2009.

	Six Months ended June 30,
	2009			2008
(In thousands)	Gains	Losses(a)(b)	Net	Gains	Losses (a)(b)(c)	Net
Trading securities:
Municipal bonds and notes	$—	$(1)	$(1)	$372	$(457)	$(85)
Other	—	—	—	18	—	18

Total trading	—	(1)	(1)	390	(457)	(67)

Available for sale:
U.S. Government agency notes	—	—	—	23	—	23
Municipal bonds and notes	—	—	—	—	—	—
Corporate bonds and notes	—	(35,522)	(35,522)	286	(41,678)	(41,392)
Equity securities	303	(6,721)	(6,418)	80	(12,705)	(12,625)
Mortgage-backed securities	5,696	—	5,696	—	—	—

Total available for sale	5,999	(42,243)	(36,244)	389	(54,383)	(53,994)

Total	$5,999	$(42,244)	$(36,245)	$779	$(54,840)	$(54,061)

(a)	Other-than-temporary impairment charges for equity securities were $3.5 million and $12.6 million for the six months ended June 30, 2009 and 2008, respectively.
(b)	Other-than-temporary impairment charges for corporate bonds and notes were $23.6 million and $41.6 million for the six months ended June 30, 2009 and 2008, respectively.
(c)	Losses for the six months ended June 30, 2008 excluded other-than-temporary impairments of direct investments of $2.1 million. Direct investments are included in other assets in the accompanying condensed consolidated balance sheets. There were no other-than-temporary impairments of direct investments for the six months ended June 30, 2009.

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

The following is a roll forward of the amount of credit related OTTI recognized in earnings:

(In thousands)	Three months ended June 30, 2009	Six months ended June 30, 2009

Balance of credit related OTTI at beginning of period	$155,910	$173,496
Additions for credit related OTTI not previously recognized	23,610	23,610
Reduction for securities sold	(73,649)	(73,649)
Reduction for non-credit related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis (a)	—	(17,586)

Subtotal of additions	(50,039)	(67,625)

Balance of credit-related OTTI at June 30, 2009	$105,871	$105,871

(a)	Webster adopted FSP FAS 115-2 and FAS 124-2 on April 1, 2009. The reduction of non-credit related OTTI is related to the cumulative effect of the change in accounting principle of non-credit related OTTI when there is no intent to sell and no requirement to sell before recovery of the amortized cost basis of the investment.

See Note 12 - Fair Value Measurements for additional information related to the fair value of financial instruments held by Webster as of June 30, 2009.

NOTE 5: Loans, Net

A summary of loans, net follows:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	%	Amount	%

Residential mortgage loans:
1-4 family	$2,793,394	24.1	$2,939,025	24.2
Permanent - NCLC	44,740	0.4	58,625	0.4
Construction	27,765	0.2	42,138	0.3
Liquidating portfolio - construction loans	6,540	0.1	18,735	0.2

Total residential mortgage loans	2,872,439	24.8	3,058,523	25.1

Consumer loans:
Home equity loans	2,851,008	24.6	2,952,366	24.2
Liquidating portfolio - home equity loans	249,086	2.2	283,645	2.3
Other consumer	27,350	0.2	28,886	0.3

Total consumer loans	3,127,444	27.0	3,264,897	26.8

Commercial loans:
Commercial non-mortgage	1,711,050	14.7	1,795,738	14.7
Asset-based loans	624,075	5.4	753,143	6.2
Equipment financing	985,430	8.5	1,022,718	8.4

Total commercial loans	3,320,555	28.6	3,571,599	29.3

Commercial real estate:
Commercial real estate	1,909,939	16.4	1,908,312	15.7
Commercial construction	184,256	1.6	165,610	1.3
Residential development	144,337	1.2	161,553	1.3

Total commercial real estate	2,238,532	19.2	2,235,475	18.3

Net unamortized premiums	13,364	0.1	14,580	0.1
Net deferred costs	38,368	0.3	42,517	0.4

Total net unamortized premiums and deferred costs	51,732	0.4	57,097	0.5

Total loans	11,610,702	100.0	12,187,591	100.0

Less: allowance for loan losses	(305,999)		(235,329)

Loans, net	$11,304,703		$11,952,262

Financial instruments with off-balance sheet risk

Webster is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the condensed consolidated balance sheets.

The following table summarizes financial instruments with off-balance sheet risk:

(In thousands)	June 30, 2009	December 31, 2008
Unused commercial letters and lines of credit	$2,096,969	$2,196,514
Unused portion of home equity credit lines:
Continuing portfolio	1,837,039	1,954,163
Liquidating portfolio	16,226	21,792
Unadvanced portion of closed consumer construction loans	13,066	14,611
Unadvanced portion of closed commercial construction loans	172,727	262,234
Outstanding loan commitments	91,745	85,291

Total financial instruments with off-balance sheet risk	$4,227,772	$4,534,605

The interest rates for outstanding loan commitments are generally established shortly before closing. The interest rates on home equity lines of credit adjust with changes in the prime rate. At June 30, 2009, the fair value of financial instruments with off-balance sheet risk is considered insignificant to the condensed consolidated financial statements taken as a whole.

NOTE 6: Allowance for Credit Losses

The disruption and volatility in the domestic and global financial and capital markets that began in 2008 continued to affect the banking industry through the second quarter of 2009. There continues to be rising unemployment, a substantial increase in delinquencies, limited refinancing options, and continued declining real estate values. Webster is not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing market, both locally and nationally. Decreases in real estate values could adversely affect the value of property used as collateral for loans. Adverse changes in the economy may have a negative effect on the ability of Webster’s borrowers to make timely loan payments, which would have an adverse impact on the Company’s earnings. A further increase in loan delinquencies would decrease net interest income and increase loan losses, causing potential increases in the provision and allowance for credit losses.

The allowance for credit losses is maintained at a level that management believes is adequate to absorb probable losses inherent in the loan portfolio and in unfunded credit commitments. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off and is reduced by charge-offs on loans.

A summary of the changes in the allowance for credit losses follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2009	2008	2009	2008

Continuing portfolio:
Beginning balance	$226,562	$138,191	$191,426	$138,180
Provision	74,327	25,000	128,161	40,800
Charge-offs:
Residential	(4,793)	(1,036)	(7,757)	(2,516)
Consumer	(10,242)	(2,784)	(16,783)	(6,481)
Commercial (a)	(20,604)	(8,664)	(31,209)	(20,103)
Residential development	(2,350)	—	(2,398)	—

Total charge-offs	(37,989)	(12,484)	(58,147)	(29,100)
Recoveries	1,259	1,290	2,719	2,117

Net charge-offs	(36,730)	(11,194)	(55,428)	(26,983)

Ending balance - continuing portfolio	$264,159	$151,997	$264,159	$151,997

Liquidating portfolio:
Beginning balance	$44,367	$42,117	$43,903	$49,906
Provision	10,673	—	22,539	—
Charge-offs:
NCLC	(3,387)	(4,203)	(5,473)	(8,544)
Consumer (home equity)	(10,825)	(5,450)	(20,736)	(8,898)

Total charge-offs	(14,212)	(9,653)	(26,209)	(17,442)
Recoveries	1,012	407	1,607	407

Net charge-offs	(13,200)	(9,246)	(24,602)	(17,035)

Ending balance - liquidating portfolio	$41,840	$32,871	$41,840	$32,871

Ending balance - allowance for loan losses	$305,999	$184,868	$305,999	$184,868

Reserve for unfunded credit commitments:(b)
Beginning balance	$10,800	$9,500	$10,500	$9,500
Provision	—	—	300	—
Reduction of provision previously recorded	(762)	—	(762)	—

Ending balance reserve for unfunded commitments	$10,038	$9,500	$10,038	$9,500

Ending balance - allowance for credit losses	$316,037	$194,368	$316,037	$194,368

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.
(b)	The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

NOTE 7: Goodwill and Other Intangible Assets

The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization:

(In thousands)	June 30, 2009	December 31, 2008

Balances not subject to amortization:
Goodwill	$529,887	$529,887

Balances subject to amortization:
Core deposit intangibles	29,862	32,741
Other identified intangibles	1,264	1,298

Total goodwill and other intangible assets	$561,013	$563,926

Goodwill is allocated to Webster’s business segments as follows:

(In thousands)	June 30, 2009	December 31, 2008
Retail Banking	$516,560	$516,560
Other	13,327	13,327

Total goodwill	$529,887	$529,887

Webster tests its goodwill for impairment annually in its third quarter. Accounting principles generally accepted in the U.S. require additional testing if events or circumstances indicate that impairment may exist. A continuing period of market disruption, or further market capitalization to book value deterioration, may result in the requirement to continue to perform testing for impairment between annual assessments. Management will continue to monitor the relationship of the Company’s market capitalization to its book value, which management attributes primarily to financial services industry-wide factors and to evaluate the carrying value of goodwill. To the extent that testing results in the identification of impairment, the Company may be required to record charges for the impairment of goodwill. Management did not perform any additional testing during the first half of 2009, but continues to monitor market conditions. For additional information regarding the valuation of goodwill and impairment charges recorded for the year ended December 31, 2008, see pages 94-95 of Webster’s 2008 Annual Report on Form 10-K.

Amortization of intangible assets for the three and six months ended June 30, 2009, totaled $1.4 million and $2.9 million, respectively. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(In thousands)
For years ending December 31,
2009 (full year)	$5,755
2010	5,684
2011	5,684
2012	5,516
2013	5,015
Thereafter	6,385

NOTE 8: Deposits

The following table summarizes the period end balance and the composition of deposits:

	June 30, 2009		December 31, 2008
(In thousands)	Amount	Percentage of Total	Amount	Percentage of Total
Demand	$1,595,390	12.1%	$1,493,296	12.6%
Negotiable Order of Withdrawal (NOW)	1,954,359	14.8	1,271,569	10.7
Money market	1,618,910	12.3	1,356,360	11.4
Savings	2,778,970	21.1	2,361,169	19.9
Health savings accounts (HSA)	636,749	4.8	530,681	4.5
Retail certificates of deposit	4,422,033	33.6	4,677,615	39.3
Brokered deposits	168,171	1.3	194,200	1.6

Total	$13,174,582	100.0%	$11,884,890	100.0%

Interest expense on deposits is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2009	2008	2009	2008
NOW	$816	$784	$1,363	$1,872
Money market	5,137	8,341	10,813	19,998
Savings	6,569	7,559	13,384	16,188
HSA	2,707	2,621	5,380	5,427
Retail certificates of deposit	33,443	38,915	69,000	87,583
Brokered deposits	1,310	1,835	2,950	4,229

Total	$49,982	$60,055	$102,890	$135,297

NOTE 9: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

	June 30, 2009		December 31, 2008
(In thousands)	Total Outstanding	Callable	Total Outstanding	Callable
Fixed Rate:
0.07 % to 5.96 % due in 2009	$118,000	$118,000	$792,616	$123,000
4.16 % to 8.44 % due in 2010	235,058	135,000	235,099	135,000
3.19 % to 6.60 % due in 2011	100,546	—	100,684	—
4.00 % to 4.00 % due in 2012	51,400	—	51,400	—
2.40 % to 5.49 % due in 2013	149,000	49,000	149,000	49,000
0.00 % to 6.00 % due after 2014	6,052	—	2,398	—

	660,056	302,000	1,331,197	307,000
Hedge accounting adjustments	(119)	—	—	—
Unamortized premiums	3,186	—	4,799	—

Total advances	$663,123	$302,000	$1,335,996	$307,000

Webster Bank National Association (“Webster Bank”) had additional borrowing capacity from the FHLB of approximately $2.0 billion at June 30, 2009 and $1.6 billion at December 31, 2008. Advances are secured by a blanket lien against certain qualifying assets, principally residential mortgage loans. At June 30, 2009 and December 31, 2008, Webster Bank had unencumbered investment securities available to secure additional borrowings. If these securities had been used to secure FHLB advances, borrowing capacity at June 30, 2009 and December 31, 2008 would have been increased by an additional $1.6 billion and $1.0 billion, respectively. At June 30, 2009 and December 31, 2008, Webster Bank was in compliance with applicable FHLB collateral requirements.

NOTE 10: Securities Sold Under Agreements to Repurchase and Other Short-term Debt

The following table summarizes securities sold under agreements to repurchase and other short-term borrowings:

(In thousands)	June 30, 2009	December 31, 2008
Securities sold under agreements to repurchase	$868,402	$924,543
Federal Reserve term auction facility	—	150,000
Federal funds purchased	123,050	474,380
Treasury tax and loan	13,987	5,748
Other	7,500	13,180

	1,012,939	1,567,851
Unamortized premiums	2,160	3,120

Total	$1,015,099	$1,570,971

The following table sets forth certain information on short-term repurchase agreements:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Quarter end balance	$295,402	$251,543
Quarter average balance	281,508	262,563
Highest month end balance during quarter	295,402	261,581
Weighted-average maturity (in months) at end of period	0.16	0.18
Weighted-average interest rate at end of period	0.44%	0.88%

NOTE 11: Long-Term Debt

(In thousands)	June 30, 2009	December 31, 2008
Subordinated notes (due January 2013)	$177,480	$200,000
Senior notes (due April 2014)	150,000	150,000
Junior subordinated debt to related capital trusts (due 2027-2037):
Webster Capital Trust IV	136,070	200,010
Webster Statutory Trust I	77,320	77,320
People’s Bancshares Capital Trust II	10,309	10,309
Eastern Wisconsin Bancshares Capital Trust II	2,070	2,070
NewMil Statutory Trust I	10,310	10,310

	563,559	650,019
Unamortized premiums, net	(365)	(399)
Hedge accounting adjustments	27,326	38,177

Total long-term debt	$590,520	$687,797

On March 10, 2009, the Company announced the commencement of a fixed price cash tender offer, which expired on March 18, 2009, for any and all of Webster Bank’s outstanding 5.875% Subordinated Notes due in 2013. The consideration paid per $1,000 of principal was $800 plus all accrued and unpaid interest. Holders tendered $22.5 million of the outstanding principal of the subordinated debt for a total payment of $18.3 million including $0.2 million of accrued interest, resulting in a $4.3 million gain. In connection with the tender offer, the Company terminated $25 million of the fair value hedge associated with the subordinated notes. The termination of that portion of the swap resulted in a net gain of $1.9 million. Both the net gain from the tender offer and the termination of the fair value hedge were recorded in the three months ended March 31, 2009. The pro-rata share of the gain not directly related to the debt redemption was $188,480 which was deferred and is being amortized over the remaining life of the subordinated notes. A total gain of $6.2 million was recognized in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2009.

On May 28, 2009, the Company announced the commencement of an exchange offer, which expired on June 24, 2009, with holders of Webster’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”) and Webster Capital Trust IV’s 7.65% Fixed to Floating Rate Trust Preferred Securities (the “Trust Preferred Securities”). See Note 13 Shareholders’ Equity for additional information related to the effect of the exchange offer on the Series A Preferred Stock.

The Company offered 82.0755 shares of its common stock plus accrued distributions in exchange for each $1,000 liquidation amount of the Trust Preferred Securities. Following the exchange, the Trust Preferred Securities held by Webster were used to liquidate Webster’s junior subordinated debentures of Webster Capital Trust IV. The exchange resulted in the liquidation of $63.9 million of Webster Capital Trust IV’s junior subordinated debentures and the issuance of 5.2 million shares of common stock at a fair value of $36.7 million net of issuance costs. The extinguishment of the Trust Preferred Securities resulted in the recognition of a $24.3 million net gain in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2009.

NOTE 12: Fair Value Measurements

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Securities Available for Sale. Equity securities and government treasury bills are reported at fair value utilizing Level 1 inputs based upon quoted market prices. Other securities and certain preferred equity securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, Webster obtains fair value measurements from various sources and utilizes matrix pricing to calculate fair value. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Any investment security not valued based upon the methods previously discussed are considered Level 3. The Level 3 fair values are determined using unobservable inputs and included pooled trust preferred securities transferred to Level 3 in the third quarter of 2008. The market for pooled trust preferred securities has been relatively inactive for several quarters as secondary trading in these securities has dropped to a fraction of the levels experienced prior to the current financial market disruption. There has been no new issuance of pooled trust preferred securities since 2007 and few market participants willing or able to transact in these securities. Management utilizes an internally developed model to fair value the pooled trust preferred securities. The model utilizes certain assumptions which management evaluates for reasonableness. Management evaluates various factors for pooled trust preferred securities, including actual and estimated deferral and default rates that are implied from the underlying performance of the issuers in the structure. Contractual cash flows are reduced by both actual and expected deferrals and defaults and discounted at a rate that incorporates both liquidity and credit risk by credit rating to determine the fair market value of each security. Discount rates are implied from observable and unobservable inputs. The uncertainty in evaluating the credit risk in these securities required the Company to consider and weigh various inputs (see Note 4 for additional information).

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

Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. When the fair value of the collateral is based on an observable market price or certain appraised values, Webster records the impaired loan using Level 2 inputs. For all other impairments, Webster records the impairment using Level 3 inputs. Loans totaling $587.2 million were deemed impaired at June 30, 2009. At June 30, 2009 $483.1 million were reported at amortized cost and $104.1 million was reported at fair value. At June 30, 2009 a valuation allowance of $23.0 million was maintained for loans reported at fair value.

Loans Held for Sale. Loans held for sale are required to be carried at the lower of cost or fair value. Under SFAS 157, market value is to represent fair value. As of June 30, 2009, Webster had $113.9 million of loans held for sale. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions which are considered to be Level 2 inputs. At June 30, 2009, $68.6 million of loans held for sale were recorded at cost and $45.3 million of loans held for sale were recorded at fair value.

Servicing Assets. Servicing assets are carried at cost and are subject to impairment testing. Fair value is estimated utilizing market based assumptions for loan prepayment speeds, servicing costs, discount rates and other economic factors which are considered to be Level 3 inputs. Where the carrying value exceeds fair value, a valuation allowance is established through a charge to non-interest income and subsequently adjusted for changes in fair value. For those servicing assets that experienced a change in fair value, Webster reduced its valuation allowance and recorded a valuation allowance recovery of $17,350 and $85,792 as a component of mortgage banking activities in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2009.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets held at fair value:
Available for sale securities:
Government treasury bills	$500	$500	$—	$—
Corporate bonds and notes	114,753	—	31,713	83,040
Equity securities	14,659	14,659	—	—
Mortgage-backed securities-GSE	1,195,348	—	1,195,348	—
Mortgage-backed securities-other	80,612	—	80,612	—

Total securities	1,405,872	15,159	1,307,673	83,040
Derivatives instruments	58,983	—	58,983	—

Total financial assets held at fair value	$1,464,855	$15,159	$1,366,656	$83,040

Financial liabilities held at fair value:
Derivative instruments	$29,436	$—	$29,436	$—

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets for the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Level 3 - available for sale securities, beginning of period	$69,355	$62,697
Change in unrealized losses included in other comprehensive income	32,154	38,374
Realized loss on sale of available for sale securities	(11,912)	(11,912)
Net other-than-temporary impairment charges (a)	(6,024)	(6,024)
Purchases, sales, issuances and settlements, net	(533)	(95)

Level 3 - available for sale securities, end of period	$83,040	$83,040

(a)	Net other-than-temporary impairment charges includes the net impact of the $23.6 million credit related OTTI charge taken in the second quarter, offset by the $17.6 million cumulative effect of the change in accounting principle for the adoption of FSP SFAS 115-2 and SFAS 124-2. See Note 4 – Investment Securities for additional information regarding these charges.

For the three and six months ended June 30, 2009 the change in the unrealized loss on investments held as of June 30, 2009 was $20.9 million and $40.6 million, respectively, after the impact of net credit related OTTI charges.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$104,099	$—	$—	$104,099
Loans held for sale	45,338	—	—	45,338
Servicing assets	91	—	—	91

Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

Foreclosed property and repossessed assets consists of loan collateral which has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including equipment and vehicles. Foreclosed property and repossessed assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. For the three and six months ended June 30, 2009, foreclosed properties and repossessed assets with a fair value of $11.0 million and $21.3 million were transferred to foreclosed property and repossessed assets from loans. Prior to the transfer, the assets were written down to fair value through a charge to the allowance for loan losses. For the three and six months ended June 30, 2009, valuation adjustments to reflect foreclosed properties and repossessed assets at fair value less cost to sell resulted in a charge to the allowance for loan losses of $2.6 million and $4.8 million, respectively. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. Subsequent valuation adjustments to foreclosed properties and repossessed assets totaled $2.8 million and $6.3 million, respectively, reflective of continued deterioration in market values. Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements are classified as Level 2. Other fair value measurements may be based on internally developed pricing methods, and those measurements are classified as Level 3.

SFAS 107 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the 2008 Form 10-K.

	June 30, 2009		December 31, 2008
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from depository institutions	$254,638	$254,638	$259,208	$259,208
Short-term investments	8,216	8,216	22,154	22,154
Investment securities	4,173,837	4,206,577	3,711,293	3,748,527
Loans held for sale	113,936	113,936	24,524	24,665
Loans, net	11,304,703	11,024,084	11,952,262	11,623,835
Mortgage servicing rights	5,753	10,708	4,358	8,304
Derivative instruments	58,983	58,983	86,612	86,612
Liabilities:
Deposits other than time deposits	$8,584,378	$8,109,714	$7,013,075	$6,601,991
Time deposits	4,590,204	4,636,822	4,871,815	4,941,462
Securities sold under agreements to repurchase and other short-term debt	1,015,099	1,031,755	1,570,971	1,561,748
FHLB advances and other long-term debt	1,253,643	1,127,177	2,023,793	1,752,679
Derivative instruments	29,436	29,436	53,246	53,246

NOTE 13: Shareholders’ Equity

Accumulated other comprehensive loss is comprised of the following components:

(In thousands)	June 30, 2009	December 31, 2008
Unrealized loss on available for sale securities, net of tax	$(34,568)	$(71,530)
Unrealized loss upon transfer of available for sale securities to held-to-maturity, net of tax and amortization	(903)	(1,039)
Net actuarial loss and prior service cost for pension and other postretirement benefit plans, net of tax	(27,707)	(28,823)
Unrealized loss on cash flow hedge	(5,659)	(7,441)
Deferred gain on hedge accounting transactions	1,965	2,923

Total	$(66,872)	$(105,910)

The following table summarizes the components of other comprehensive income (loss):

	Three months ended June 30,
	2009			2008
(In thousands)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Other comprehensive income (loss):
Net unrealized (loss) gain on securities available for sale	$74,478	$(26,067)	$48,411	$(1,364)	$(602)	$(1,966)
Amortization of deferred hedging gain	(160)	56	(104)	(164)	57	(107)
Realized portion of deferred hedging gain	(674)	—	(674)	—	—	—
Amortization of unrealized loss on securities transferred to held to maturity	116	(41)	75	34	(12)	22
Unrealized gain on cash flow hedge	2,247	(786)	1,461	3,266	(1,143)	2,123
Amortization of net actuarial loss and prior service cost	902	(316)	586	18	(7)	11

Total other comprehensive income (loss)	$76,909	$(27,154)	$49,755	$1,790	$(1,707)	$83

	Six months ended June 30,
	2009			2008
(In thousands)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Other comprehensive (loss) income:
Net unrealized (loss) gain on securities available for sale	$74,371	$(25,978)	$48,393	$(47,745)	$15,421	$(32,324)
Amortization of deferred hedging gain	(437)	153	(284)	(332)	116	(216)
Realized portion of deferred hedging gain	(674)	—	(674)	—	—	—
Amortization of unrealized loss on securities transferred to held to maturity	209	(73)	136	231	(81)	150
Unrealized gain on cash flow hedge	2,741	(959)	1,782	3,266	(1,143)	2,123
Amortization of net actuarial loss and prior service cost	1,717	(601)	1,116	36	(13)	23

Total other comprehensive income (loss)	$77,927	$(27,458)	$50,469	$(44,544)	$14,300	$(30,244)

Exchange Offer

On May 28, 2009, the Company announced the commencement of an exchange offer, which expired on June 24, 2009, with holders of the Series A Preferred Stock and the Trust Preferred Securities. See Note 11 - Long-Term Debt for additional information related to the effect of the exchange offer on the Trust Preferred Securities.

The Company offered 35.8046 shares of its common stock and $350 in cash as consideration for each share of the Series A Preferred Stock tendered. A total of 168,500 shares of Series A Preferred Stock were accepted, resulting in the issuance of 6.03 million common shares at a fair value of $43.7 million and delivery of $59.0 million in cash. The exchange was accounted for as a redemption resulting in the de-recognition of the $168.5 million carrying amount of Series A Preferred Stock tendered, elimination of $5.5 million of original issuance costs, recognition of the $43.6 million excess of the fair value of the common stock issued over par, net of issuance costs, as additional paid in capital (“APIC”), and the recognition of the $58.8 million excess of the carrying amount of the preferred stock retired over the fair value of the common shares issued and cash delivered as an increase to retained earnings.

NOTE 14: Regulatory Matters

Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of Currency of the United States (“OCC”) require Webster and its banking subsidiary to maintain certain minimum ratios, as set forth below. At June 30, 2009, Webster and Webster Bank, were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios of the Company and Webster Bank:

	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2009
Webster Financial Corporation
Total risk-based capital	$1,776,752	13.9%	$1,020,044	8.0%	$1,275,055	10.0%
Tier 1 capital	1,508,948	11.8	510,020	4.0	765,030	6.0
Tier 1 leverage capital ratio	1,508,948	8.9	677,105	4.0	846,382	5.0
Webster Bank, N.A.
Total risk-based capital	$1,554,455	12.3%	$1,012,792	8.0%	$1,265,991	10.0%
Tier 1 capital	1,287,605	10.2	506,396	4.0	759,594	6.0
Tier 1 leverage capital ratio	1,287,605	7.6	674,318	4.0	842,898	5.0

At December 31, 2008
Webster Financial Corporation
Total risk-based capital	$1,982,426	15.0%	$1,054,173	8.0%	$1,317,716	10.0%
Tier 1 capital	1,656,710	12.6	527,086	4.0	790,629	6.0
Tier 1 leverage capital ratio	1,656,710	9.7	681,592	4.0	851,990	5.0
Webster Bank, N.A.
Total risk-based capital	$1,572,893	12.1%	$1,044,134	8.0%	$1,305,167	10.0%
Tier 1 capital	1,248,727	9.6	522,067	4.0	783,100	6.0
Tier 1 leverage capital ratio	1,248,727	7.4	678,732	4.0	848,415	5.0

NOTE 15: (Loss) Earnings Per Common Share

SFAS 128 provides the two-class method earnings allocation formula that determines earnings per share for each class of stock according to dividends declared and participation rights in undistributed earnings. In June 2008, the FASB issued FSP EITF 03-6-1, which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the earnings allocation in computing basic earnings per share under the two-class method described in SFAS 128. The FSP requires all prior period earnings per share data presented to be adjusted retrospectively to conform with the provisions of this pronouncement. FSP EITF 03-6-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Accordingly, the Company adopted FSP EITF 03-6-1 effective January 1, 2009.

The following table presents undistributed and distributed earnings (losses) allocated to common shareholders.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Net income (loss) applicable to common shareholders	$16,799	$(28,940)	$(4,754)	$(4,575)
Less: income (loss) from discontinued operations; net of tax	313	(439)	313	(2,563)

Income (loss) from continuing operations applicable to common shareholders	16,486	(28,501)	(5,067)	(2,012)
Less:
Dividends paid - common shareholders	522	15,724	1,043	31,448
Dividends paid - participating shares	5	23	11	46

Undistributed income (loss) from continuing operations	$15,959	$(44,248)	$(6,121)	$(33,506)

Income (loss) from continuing operations available to common shareholders
Distributed earnings to common shareholders	$522	$15,724	$1,043	$31,448
Allocation of undistributed earnings (losses) to common shareholders	15,795	(44,248)	(6,121)	(33,506)

Income (loss) from continuing operations available to common shareholders	$16,317	$(28,524)	$(5,078)	$(2,058)

Income (loss) from discontinued operations available to common shareholders
Distributed earnings to common shareholders	$—	$—	$—	$—
Allocation of undistributed income (loss) from discontinued operations available to common shareholders	309	(439)	309	(2,563)

Income (loss) from discontinued operations available to common shareholders	$309	$(439)	$309	$(2,563)

Undistributed earnings (loss) available to common shareholders is calculated by dividing weighted average shares outstanding by the total of weighted shares outstanding plus weighted average of unvested participating securities multiplied by undistributed earnings. The weighted average number of unvested participating securities for the three and six months ended June 30, 2009 and 2008 is 549,846, 562,394, 408,218 and 408,940, respectively. The weighted average number of participating securities at June 30, 2009 was deemed to be anti-dilutive for the six month period ended June 30, 2009 and therefore has been excluded from the calculation of basic and dilutive loss per share for the six months ended June 30, 2009.

The following table shows weighted average shares outstanding and diluted shares outstanding for the three month period ended:

(In thousands)	June 30, 2009	June 30, 2008
Weighted average basic shares outstanding:	53,398	52,017
Add: dilutive effects of stock options	—	—

Weighted average shares outstanding, including the effects of dilutive common shares	53,398	52,017

Options to purchase 3.2 million and 2.0 million shares that were outstanding at June 30, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because the options’ exercise price was greater than the average market price of the shares.

The following table provides the calculation of basic and diluted earnings per common share from continuing and discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands except share information)	2009	2008	2009	2008

Basic:
Income (loss) from continuing operations available to common shareholders	$16,317	$(28,524)	$(5,078)	$(2,058)
Shares outstanding (average)	53,398	52,017	52,478	52,009

Basic earnings (loss) per common share from continuing operations	$0.30	$(0.55)	$(0.10)	$(0.04)

Income (loss) from discontinued operations available to common shareholders	$309	$(439)	$309	$(2,563)
Shares outstanding (average)	53,398	52,017	52,478	52,009

Basic earnings (loss) per common share from discontinued operations	$0.01	$(0.01)	$0.01	$(0.05)

Basic earnings (loss) earnings per common share	$0.31	$(0.56)	$(0.09)	$(0.09)

Diluted:
Income (loss) from continuing operations available to common shareholders	$16,317	$(28,524)	$(5,078)	$(2,058)
Diluted shares (average)	53,398	52,017	52,478	52,009

Diluted earnings (loss) per common share from continuing operations	$0.30	$(0.55)	$(0.10)	$(0.04)

Income (loss) from discontinued operations available to common shareholders	$309	$(439)	$309	$(2,563)
Diluted shares (average)	53,398	52,017	52,478	52,017

Diluted earnings (loss) per common share from discontinued operations	$0.01	$(0.01)	$0.01	$(0.05)

Diluted earnings (loss) per common share	$0.31	$(0.56)	$(0.09)	$(0.09)

Upon adoption, there was no change for the continuing operations basic and diluted income per common share for the three and six month periods ended June 30, 2008. Basic income and dilutive income per share was unchanged for discontinued operations.

A total of 3,570,347 and 2,749,893 shares at June 30, 2009 and 2008, respectively, represented by non-participating stock options granted, and 2,075,779 and 3,282,276 shares represented by convertible preferred stock and warrants, respectively, at June 30, 2009 and 8,281,035 in convertible preferred at June 30, 2008 are not included in the above calculations as they are anti-dilutive. There were no warrants at June 30, 2008 for purposes of calculating earnings per share for the three and six months ended June 30, 2008.

NOTE 16: Business Segments

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

The Corporate and reconciling amounts include the Company’s Treasury unit, the results of discontinued operations and the amounts required to reconcile profitability metrics to GAAP reported amounts. For further discussion of Webster’s business segments, see pages 46-49 in this report and Note 22, “Business Segments”, on pages 125-127 of Webster’s 2008 Annual Report on Form 10-K.

The following tables present the operating results and total assets for Webster’s reportable segments for the three and six months ended June 30, 2009 and 2008. The results for the three and six months ended June 30, 2009 incorporate the allocation of the increase in the provision for credit losses and income tax benefit to each of Webster’s business segments, resulting in a reduction in the income tax expense (benefit).

Three months ended June 30, 2009

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Corporate & Reconciling Amounts	Consolidated Total
Net interest income	$36,904	$42,258	$30,940	$4,521	$114,623	$4,665	$119,288
Provision for credit losses	10,764	2,336	5,747	—	18,847	66,153	85,000

Net interest income after provision	26,140	39,922	25,193	4,521	95,776	(61,488)	34,288
Non-interest income	8,921	30,033	5,563	2,798	47,315	(11,937)	35,378
Non-interest expense	25,085	71,568	15,600	6,385	118,638	11,439	130,077

Income (loss) from continuing operations before income taxes	9,976	(1,613)	15,156	934	24,453	(84,864)	(60,411)
Income tax expense (benefit)	7,114	(1,110)	10,939	245	17,188	(45,724)	(28,536)

Income (loss) from continuing operations	2,862	(503)	4,217	689	7,265	(39,140)	(31,875)
Gain from discontinued operations	—	—	—	—	—	313	313

Consolidated net income (loss)	2,862	(503)	4,217	689	7,265	(38,827)	(31,562)
Less noncontrolling interest	—	—	—	—	—	—	—

Net income (loss) attributable to Webster Financial Corporation	$2,862	$(503)	$4,217	$689	$7,265	$(38,827)	$(31,562)

Total assets at period end	$4,758,010	$1,587,964	$6,301,270	$23,637	$12,670,881	$4,781,695	$17,452,576

Three months ended June 30, 2008, as reclassified (a)

(In thousands)	Commercial Banking (a)	Retail Banking	Consumer Finance	Other (a)	Total Reportable Segments	Corporate & Reconciling Amounts (a)	Consolidated Total
Net interest income	$34,704	$53,947	$29,807	$3,953	$122,411	$3,275	$125,686
Provision for credit losses	5,311	1,164	3,443	—	9,918	15,082	25,000

Net interest income after provision	29,393	52,783	26,364	3,953	112,493	(11,807)	100,686
Non-interest income	9,603	31,615	3,429	2,500	47,147	(52,896)	(5,749)
Non-interest expense	31,110	71,045	17,844	6,192	126,191	11,316	137,507

Income (loss) from continuing operations before income taxes	7,886	13,353	11,949	261	33,449	(76,019)	(42,570)
Income tax (benefit) expense	(6,390)	(5,510)	(5,330)	164	(17,066)	2,781	(14,285)

Income (loss) from continuing operations	14,276	18,863	17,279	97	50,515	(78,800)	(28,285)
Loss from discontinued operations	—	—	—	—	—	(439)	(439)

Consolidated net income (loss)	14,276	18,863	17,279	97	50,515	(79,239)	(28,724)
Less noncontrolling interest	—	—	1	—	1	—	1

Net income (loss) attributable to Webster Financial Corporation	$14,276	$18,863	$17,278	$97	$50,514	$(79,239)	$(28,725)

Total assets at period end	$5,159,166	$1,590,234	$7,030,345	$23,635	$13,803,380	$3,675,256	$17,478,636

(a)	As of January 1, 2009 management realigned its business segments balances for Webster’s equipment finance, wealth management and insurance premium finance operating units, previously reported as a component of the Other reporting segment. Each has been reclassified to be included within the Commercial reporting segment while certain support functions were realigned within the corporate function. The 2008 balances were reclassified for comparability to the 2009 presentation.

Six months ended June 30, 2009

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Corporate & Reconciling Amounts	Consolidated Total
Net interest income	$72,696	$86,576	$63,058	$7,503	$229,833	$7,652	$237,485
Provision for credit losses	20,255	4,293	10,636	—	35,184	115,816	151,000

Net interest income after provision	52,441	82,283	52,422	7,503	194,649	(108,164)	86,485
Non-interest income	17,436	57,704	7,555	5,936	88,631	862	89,493
Non-interest expense	51,169	142,899	31,186	12,880	238,134	9,959	248,093

Income (loss) from continuing operations before income taxes	18,708	(2,912)	28,791	559	45,146	(117,261)	(72,115)
Income tax expense (benefit)	7,557	(1,176)	11,629	226	18,236	(47,365)	(29,129)

Income (loss) from continuing operations	11,151	(1,736)	17,162	333	26,910	(69,896)	(42,986)
Gain from discontinued operations	—	—	—	—	—	313	313

Consolidated net income (loss)	11,151	(1,736)	17,162	333	26,910	(69,583)	(42,673)
Less noncontrolling interest	—	—	13	—	13	—	13

Net income (loss) attributable to Webster Financial Corporation	$11,151	$(1,736)	$17,149	$333	$26,897	$(69,583)	$(42,686)

Total assets at period end	$4,758,010	$1,587,964	$6,301,270	$23,637	$12,670,881	$4,781,695	$17,452,576

Six months ended June 30, 2008, as reclassified (a)

(In thousands)	Commercial Banking (a)	Retail Banking	Consumer Finance	Other (a)	Total Reportable Segments	Corporate & Reconciling Amounts (a)	Consolidated Total
Net interest income	$69,481	$110,174	$62,038	$7,683	$249,376	$1,166	$250,542
Provision for credit losses	9,616	2,400	6,881	—	18,897	21,903	40,800

Net interest income after provision	59,865	107,774	55,157	7,683	230,479	(20,737)	209,742
Non-interest income	18,232	61,478	7,228	4,817	91,755	(49,657)	42,098
Non-interest expense	52,729	141,034	36,025	12,704	242,492	10,919	253,411

Income (loss) from continuing operations before income taxes	25,368	28,218	26,360	(204)	79,742	(81,313)	(1,571)
Income tax (benefit) expense	(291)	(323)	(302)	2	(914)	932	18

Income (loss) from continuing operations	25,659	28,541	26,662	(206)	80,656	(82,245)	(1,589)
Loss from discontinued operations	—	—	—	—	(8)	(2,563)	(2,563)

Consolidated net income (loss)	25,659	28,541	26,662	(206)	80,664	(84,808)	(4,152)
Less noncontrolling interest	—	—	(8)	—	—	—	(8)

Net income (loss) attributable to Webster Financial Corporation	$25,659	$28,541	$26,670	$(206)	$80,648	$(84,808)	$(4,144)

Total assets at period end	$5,159,166	$1,590,234	$7,030,345	$23,635	$13,803,380	$3,675,256	$17,478,636

(a)	As of January 1, 2009 management realigned its business segments balances for Webster’s equipment finance, wealth management and insurance premium finance operating units, previously reported as a component of the Other reporting segment. Each has been reclassified to be included within the Commercial reporting segment while certain support functions were realigned within the corporate function. The 2008 balances were reclassified for comparability to the 2009 presentation.

NOTE 17: Derivative Financial Instruments

The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and accrued expense and other liabilities in the accompanying condensed consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying condensed consolidated statements of cash flows.

The Company utilizes interest rate swaps and caps to mitigate exposure to interest rate risk and to facilitate the needs of its customers. The Company’s objectives for utilizing these derivative instruments are described below:

The Company has entered into an interest rate swap contract with a total notional amount of $150.0 million. The interest rate swap contract was designated as a hedging instrument in a fair value hedge with the objective of hedging the quarterly interest payments on the Company’s $150.0 million 5.125% fixed rate senior notes throughout the ten-year period beginning in April 2004 and ending in April 2014 from the risk of variability of those payments resulting from changes in the three and six month LIBOR interest rate. Under the swap, the Company will receive a fixed interest rate of 4.602% and pay a variable interest rate of three month LIBOR on a total notional amount of $150.0 million with quarterly settlements.

The Company entered into two interest rate swap contracts on its subordinated notes with a total notional amount of $200 million. The interest rate swap contracts were designated as hedging instruments in a fair value hedge with the objective of converting the interest expense to floating rate from fixed rate on the Company’s $200 million 5.875% fixed rate subordinated notes throughout the ten-year period beginning May and July 2003, respectively, and ending in January 2013 from changes in the fair value of the subordinated notes as a result of movements in market interest rates. On March 13, 2009, $25.0 million of the interest rate swaps on the subordinated notes was terminated in connection with the early extinguishment of $22.5 million of Webster Bank’s subordinated notes. The termination of the swap resulted in the recognition of a net gain of $1.9 million. The pro-rata share of the gain not directly related to the debt redemption has been deferred and will be amortized over the remaining life of the liability. Under the swaps, the Company will pay a variable interest rate of three month LIBOR and receive a weighted average fixed interest rate of 4.25% on a total notional amount of $175.0 million.

During April 2008, the Company entered into an interest rate swap contract on an FHLB advance with a total notional amount of $100 million. The interest rate swap contract was designated as a cash flow hedge with the objective of making the quarterly interest payments fixed on the Company’s variable-rate (three month LIBOR plus a margin of three basis points) FHLB advance effective April 2008 and ending in April 2013 from the risk of variability of those payments resulting from changes in the three month LIBOR interest rate. On April 30, 2009 the cash flow swap contract for the FHLB advance was terminated. At the time of termination, the swap had an unrealized loss of $5.9 million, which will be amortized over the remaining life of the advance.

The Company entered into two interest rate swap contracts on its FHLB advances with a total notional amount of $200 million. The interest rate swap contracts were designated as hedging instruments in a fair value hedge with the objective of converting the interest expense to a floating rate from fixed rate on two FHLB advances totaling $200 million. The first swap is a $100.0 million advance with a fixed rate of 4.99% maturing August 16, 2010 and the second is a $100.0 million advance with a fixed rate of 3.19% maturing February 1, 2011. Under the first swap the Company will receive a fixed rate of 4.99% and pay a variable rate of (1 month libor plus 425.25 bp) on a notional amount of $100.0 million with interest payments made on the 1st of each month, until maturity, for both the swap and the FHLB advance. Under the second swap the Company will receive a fixed rate of 3.19% and a pay a variable rate of (1 month libor plus 222 bp) on a notional amount of $100.0 million with interest payments made on the 1st of each month, until maturity, for both the swap and the FHLB advance.

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

The following table presents the notional amounts and estimated fair values of the Company’s interest rate derivative contracts outstanding at June 30, 2009 and December 31, 2008. The Company utilizes internal valuation models in addition to obtaining dealer quotations to value its interest rate derivative contracts designated as hedges.

(in thousands)	Condensed Consolidated Balance Sheet Location	June 30, 2009		December 31, 2008
		Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of fair value:
Interest rate swaps on senior notes	Other assets	$150,000	$12,891	$150,000	$18,452
Interest rate swap on subordinated notes	Other assets	175,000	14,262	200,000	19,725
Interest rate swap on FHLB advances	Other liabilities	200,000	(123)	100,000	(7,441)

Non-hedging interest rate derivatives - customer position:
Commercial loan interest rate swaps	Other assets	427,426	31,471	446,870	48,434
Commercial loan interest rate swaps	Other liabilities	15,823	(352)	—	—
Commercial loan interest rate swaps with floors	Other assets	11,294	359	—	—
Commercial loan interest rate swaps with floors	Other liabilities	3,291	(22)	—	—
Commercial loan interest rate caps	Other assets	—	—	8,498	9
Commercial loan interest rate caps	Other liabilities	7,712	(36)	—	—
Non-hedging interest rate derivatives - Webster position:
Commercial loan interest rate swaps	Other liabilities	443,212	(28,601)	446,822	(45,805)
Commercial loan interest rate swaps with floors	Other liabilities	14,585	(167)	—	—
Commercial loan interest rate caps	Other liabilities	7,712	36	8,498	(9)

The weighted-average rates paid and received for interest rate swaps outstanding at June 30, 2009 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge interest rate swaps on senior notes	1.1313%	4.6020%
Fair value hedge interest rate swaps on subordinated notes	1.1313	4.2536
Fair value hedge interest rate swaps on FHLB advances	3.5525	4.0900
Non-hedging interest rate swaps	2.1161	2.2498

The weighted-average strike rates for interest rate caps and floors outstanding at June 30, 2009 were as follows:
Non-hedging commercial loan interest rate caps	6.64%
Non-hedging commercial loan interest rate swaps with floors	1.02

Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Company simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not significant at June 30, 2009 and December 31, 2008.

Other Swap. During June 2009, in conjunction with the sale of the VISA Class B stock, the Company entered into a swap transaction. The swap is recorded as a trading swap, at fair value with the changes in fair value recognized currently in earnings. The notional amount and fair value were not significant at June 30, 2009.

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

Amounts included in the condensed consolidated statements of operations related to non-hedging derivative instruments were not significant during any of the reported periods. As stated above, the Company enters into non-hedge related derivative positions primarily to accommodate the business needs of its customers. Upon the origination of a derivative contract with a customer, the Company simultaneously enters into an offsetting derivative contract with a third party. The Company recognizes immediate income based upon the difference in the bid/ask spread of the underlying transactions with its customers and the third party. Due to the offsetting nature of the contracts, subsequent changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s results of operations.

Amounts included in the condensed consolidated statements of operations related to non-hedging derivative instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Non-hedging interest rate derivatives:
Other non-interest (loss), income	$(123)	$375	$212	$676

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers’ and institutions’ derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Chief Credit Risk Officer. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty for the amounts up to the established threshold for collateralization. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Company’s credit exposure relating to interest rate swaps with bank customers was approximately $29.5 million at June 30, 2009. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was approximately $9.4 million at June 30, 2009. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary.

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster Bank is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At June 30, 2009, outstanding rate locks totaled approximately $91.7 million and the outstanding commitments to sell residential mortgage loans totaled $163.7 million. Forward sales, which include mandatory forward commitments of approximately $163.7 million at June 30, 2009, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings. Loans held for sale are carried at the lower of aggregate cost or fair value.

NOTE 18: Employee Benefits

The following table provides information regarding net benefit costs for the periods shown:

(In thousands)	Pension Benefits		Other Benefits
Three months ended June 30,	2009	2008	2009	2008
Service cost	$63	$38	$—	$—
Interest cost	1,779	1,962	69	82
Expected return on plan assets	(2,277)	(2,375)	—	—
Amortization of prior service cost	—	—	18	18
Amortization of the net actuarial loss	885	—	—	—

Net periodic benefit cost (income)	$450	$(375)	$87	$100

(In thousands)	Pension Benefits		Other Benefits
Six months ended June 30,	2009	2008	2009	2008
Service cost	$126	$76	$—	$—
Interest cost	3,736	3,924	139	164
Expected return on plan assets	(4,094)	(4,750)	—	—
Amortization of prior service cost	—	—	36	36
Amortization of the net actuarial loss	1,682	—	—	—

Net periodic benefit cost (income)	$1,450	$(750)	$175	$200

On December 31, 2007, both the Webster Pension Plan and the supplemental pension plan were frozen. Therefore, as of January 1, 2008, employees no longer accrue additional qualified or supplemental retirement benefits.

On June 8, 2009 Webster made a contribution of $20.0 million into the Webster Bank Pension Plan. As a result, the liability for pension funding was reduced from $23.5 million to $3.5 million at June 30, 2009. Additional contributions will be made as deemed appropriate by management in conjunction with the Plan’s actuaries.

As a result of a prior acquisition, Webster has assumed the obligations of a pension plan. The plan was not merged into the Webster Bank Pension Plan, but continued to be included in a multiple employer plan. Webster Bank made $0.2 million and $0.5 million in contributions to this pension plan during the three and six months ended June 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2008, included in the 2008 Form 10-K and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 to this report. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the full year ending December 31, 2009 or any future period.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of Webster or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

•	Volatility and disruption in national and international financial markets.

•	Government intervention in the U.S. financial system.

•	Changes in the level of non-performing assets and charge-offs.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	Acts of God or of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Technological changes.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among financial holding companies and other financial service providers.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply.

•

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in the Company’s organization, compensation and benefit plans.

•

The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.

•	The Company’s success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in its 2008 Annual Report on Form 10-K. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for credit losses, valuation and analysis for impairment of goodwill and other intangible assets, and the analysis of other-than-temporary impairment for its investment securities, income taxes and pension and other post retirement benefits as the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results, and they require management’s most subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2008 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Summary of Performance

Webster’s net loss was $(31.6) million, or $0.31 per diluted common share, for the three months ended June 30, 2009, compared to a net loss of $(28.7) million, or $(0.56) per diluted common share, for the three months ended June 30, 2008. The net loss from continuing operations was $(31.9) million, or $0.30 per diluted common share, for the three ended June 30, 2009, compared to net loss from continuing operations of $(28.3) million, or $(0.55) per diluted common share for the three months ended June 30, 2008. The year-over-year increase in net loss from continuing operations is primarily attributable to a $60.0 million increase in the provision for credit losses and a $13.7 million increase in the net loss on investment securities for the three months ended June 30, 2009 compared to June 30, 2008, partially offset by a $24.3 million gain on the exchange of $63.9 million of Trust Preferred Securities for common stock and a decrease in the loss on write-downs of investments to fair value of $27.8 million at June 30, 2009 compared to June 30, 2008. Net interest income, which decreased $6.4 million for the three months ended June 30, 2009 from the comparable period in the prior year, was negatively impacted by the declining interest rate environment, and the effect that declining short-term interest rates and a flattening of the yield curve had on the net interest margin, as assets reprice faster than liabilities.

For the six months ended June 30, 2009, Webster’s net loss was $(42.7) million compared to a net loss of $(4.2) million for the comparable period in 2008. Net loss per diluted share was $(0.09) for the six months ended June 30, 2009 compared to a net loss per diluted share of $(0.09) for the comparable period in 2008. The year-over-year increase in net loss is primarily attributable to a $110.2 million increase in the provision for credit losses for the six months ended June 30, 2009 compared to June 30, 2008, partially offset by a $24.3 million gain on the exchange of $63.9 million of Trust Preferred Securities for common stock. The year-over-year comparisons for the six months ended June 30, 2009 as compared to the comparable period in 2008 are also impacted by the declining interest rate environment, and the effect that declining short-term interest rates and a flattening of the yield curve have had on net interest margin. The effect of these market conditions has been partially offset by the growth in the loan portfolio, particularly in higher yielding commercial and consumer loans. Income (loss) from discontinued operations, net of taxes totaled $0.3 million for the six months ended June 30, 2009 and $(2.6) million for the six months ended June 30, 2008. The $2.9 million decrease in the loss from discontinued operations is due to the realization of a loss on the sale of Webster Risk Services in the June 30, 2008 period.

Selected financial highlights are presented in the table below.

	At or for the Three months ended June 30,		At or for the Six months ended June 30,
(In thousands, except per share data)	2009	2008	2009	2008

Income (Loss) and Per Share Amounts
Net interest income	$119,288	$125,686	$237,485	$250,542
Total non-interest income	35,378	(5,749)	89,493	42,098
Total non-interest expense	130,077	137,507	248,093	253,411
Loss from continuing operations, net of tax	(31,875)	(28,285)	(42,986)	(1,589)
Income (loss) from discontinued operations, net of tax	313	(439)	313	(2,563)
Net income (loss) attributable to noncontrolling interests	—	1	13	(8)
Net loss attributable to Webster Financial Corporation	(31,562)	(28,725)	(42,686)	(4,144)
Net income (loss) available to common shareholders	16,799	(28,940)	(4,754)	(4,575)

Income (loss) from continuing operations per common share - diluted	$0.30	$(0.55)	$(0.10)	$(0.04)
Net income (loss) per common share - diluted	0.31	(0.56)	(0.09)	(0.09)
Dividends declared per common share	0.01	0.30	0.02	0.60
Book value per common share	21.73	31.71	21.73	31.71
Tangible book value per common share	13.15	17.57	13.15	17.57
Diluted shares (average) (c)	53,398	52,017	52,478	52,009
Dividends declared per Series A preferred share	21.25	—	42.50	—
Dividends incurred per Series B preferred share	12.50	—	25.00	—
Dividends declared per affiliate preferred share	0.215	0.215	0.431	0.431

Selected Ratios
Return on average assets (b)	(0.73)%	(0.66)%	(0.49)%	(0.02)%
Return on average shareholders’ equity (b)	(6.88)	(6.41)	(4.63)	(0.18)
Net interest margin	3.04	3.26	3.01	3.27
Efficiency ratio (a)	66.40	65.35	66.91	67.87
Tangible capital ratio	7.58	6.79	7.58	6.79

(a)	Calculated using SNL’s methodology-non-interest expense (excluding foreclosed property expenses, intangible amortization, goodwill impairments and other charges) as a percentage of net interest income (FTE basis) plus non-interest income (excluding gain/loss on securities and other charges).
(b)	Calculated based on income from continuing operations for all periods presented.
(c)	For the three and six months ended June 30, 2009 and 2008, respectively, the effect of stock options, restricted stock, convertible preferred stock and the outstanding warrant to purchase common stock on the computation of diluted earnings per share was anti-dilutive. Therefore, the effect of these instruments were not included in the determination of diluted shares (average).

The following summarizes the major categories of assets and liabilities together with their respective interest income or expense and the rates earned or paid by Webster.

	Three months ended June 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$12,003,362	$137,533	4.57%	$12,686,784	$175,786	5.52%
Securities (b)	3,804,936	51,689	5.32	2,882,509	40,435	5.48
Federal Home Loan and Federal Reserve Bank stock	137,841	670	1.95	126,073	1,366	4.36
Short-term investments	12,124	43	1.39	6,374	40	2.50
Loans held for sale	77,787	833	4.28	5,705	92	6.45

Total interest-earning assets	16,036,050	190,768	4.72	15,707,445	217,719	5.51
Noninterest-earning assets	1,443,322			1,541,441

Total assets	$17,479,372			$17,248,886

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$1,567,026	$—	—%	$1,487,433	$—	—%
Savings, NOW & money market deposits	6,745,909	15,229	0.91	5,891,261	19,305	1.31
Certificates of deposit	4,778,929	34,753	2.92	4,626,051	40,751	3.53

Total interest-bearing deposits	13,091,864	49,982	1.53	12,004,745	60,056	2.01

Repurchase agreements and other short-term debt	1,031,671	4,554	1.75	1,298,709	8,561	2.61
Federal Home Loan Bank advances	666,604	6,459	3.83	1,358,648	10,548	3.07
Long-term debt	653,712	6,882	4.21	660,642	9,142	5.54

Total borrowings	2,351,987	17,895	3.02	3,317,999	28,251	3.38

Total interest-bearing liabilities	15,443,851	67,877	1.76	15,322,744	88,307	2.31
Noninterest-bearing liabilities	171,611			149,663

Total liabilities	15,615,462			15,472,407
Equity	1,863,910			1,776,479

Total liabilities and equity	$17,479,372			$17,248,886

Fully tax-equivalent net interest income		122,891			129,412
Less: tax equivalent adjustments		(3,603)			(3,726)

Net interest income		$119,288			$125,686

Interest-rate spread			2.96%			3.20%
Net interest margin (b)			3.04%			3.26%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, net unrealized losses on available for sale securities of $78.3 million and $68.9 million as of June 30, 2009 and 2008, respectively, are excluded from the average balance for rate calculations.

	Six months ended June 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$12,076,781	$278,300	4.61%	$12,613,449	$367,058	5.80%
Securities (b)	3,808,227	105,575	5.40	2,860,599	81,735	5.61
Federal Home Loan and Federal Reserve Bank stock	136,366	1,296	1.92	121,135	3,039	5.05
Short-term investments	16,114	74	0.92	5,032	77	3.05
Loans held for sale	49,259	997	4.05	51,039	1,492	5.85

Total interest-earning assets	16,086,747	386,242	4.77	15,651,254	453,401	5.76
Noninterest-earning assets	1,454,622			1,540,169

Total assets	$17,541,369			$17,191,423

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$1,537,297	$—	—%	$1,462,493	$—	—%
Savings, NOW & money market deposits	6,346,814	30,940	0.98	5,843,966	43,485	1.49
Certificates of deposit	4,808,525	71,950	3.02	4,782,166	91,813	3.85

Total interest-bearing deposits	12,692,636	102,890	1.63	12,088,625	135,298	2.25

Repurchase agreements and other short-term debt	1,361,792	10,355	1.51	1,329,236	19,780	2.94
Federal Home Loan Bank advances	767,923	13,513	3.50	1,199,292	20,427	3.37
Long-term debt	667,465	14,680	4.40	659,715	19,950	6.05

Total borrowings	2,797,180	38,548	2.75	3,188,243	60,157	3.75

Total interest-bearing liabilities	15,489,816	141,438	1.84	15,276,868	195,455	2.56
Noninterest-bearing liabilities	185,515			155,088

Total liabilities	15,675,331			15,431,956
Equity	1,866,038			1,759,467

Total liabilities and equity	$17,541,369			$17,191,423

Fully tax-equivalent net interest income		244,804			257,946
Less: tax equivalent adjustments		(7,319)			(7,404)

Net interest income		$237,485			$250,542

Interest-rate spread			2.93%			3.20%
Net interest margin (b)			3.01%			3.27%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, net unrealized losses on available for sale securities of $100.2 million and $52.0 million as of June 30, 2009 and 2008, respectively, are excluded from the average balance for rate calculations.

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

	Three months ended June 30, 2009 vs. 2008 Increase (decrease) due to			Six months ended June 30, 2009 vs. 2008 Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$(29,134)	$(9,119)	$(38,253)	$(73,513)	$(15,245)	$(88,758)
Loans held for sale	(41)	782	741	(445)	(50)	(495)
Securities and short-term investments	(2,347)	13,031	10,684	(2,826)	25,005	22,179

Total interest income	(31,522)	4,694	(26,828)	(76,784)	9,710	(67,074)

Interest on interest-bearing liabilities:
Deposits	(15,226)	5,152	(10,074)	(38,938)	6,530	(32,408)
Borrowings	(2,774)	(7,582)	(10,356)	(14,801)	(6,808)	(21,609)

Total interest expense	(18,000)	(2,430)	(20,430)	(53,739)	(278)	(54,017)

Net change in net interest income	$(13,522)	$7,124	$(6,398)	$(23,045)	$9,988	$(13,057)

Net Interest Income

Net interest income totaled $119.3 million and $237.5 million for the three and six months ended June 30, 2009, respectively, a decrease of $6.4 million and $13.1 million from the comparable periods in the prior year, respectively, as average earning assets grew by 2.8% to $16.1 billion at June 30, 2009 from $15.7 billion at June 30, 2008, while the net interest margin declined from 3.26% and 3.27% for the three and six months ended June 30, 2008, respectively, to 3.04% and 3.01% for the three and six months ended June 30, 2009, respectively. The securities portfolio totaled $4.2 billion at June 30, 2009 compared to $3.7 billion at December 31, 2008 and $2.9 billion a year ago. The yield in the securities portfolio for the three and six months ended June 30, 2009 was 4.84% and 4.91%, respectively, compared with 5.18% and 5.10% for the same periods in 2008.

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

Interest Income

Interest income (on a fully tax-equivalent basis) for the three months ended June 30, 2009 decreased $26.8 million, or 12.5%, from the comparable period in 2008. The decrease in short-term interest rates had an unfavorable impact on interest sensitive loans as well as lower rates on new volumes. The average balance for investment securities for the three months ended June 30, 2009 was $3.8 billion, an increase of $0.9 billion from the comparable period in 2008. The average balance for loans for the three months ended June 30, 2009 was $12.1 billion, a decrease of $0.5 billion from the comparable period in 2008.

Interest income (on a fully tax-equivalent basis) for the six months ended June 30, 2009 decreased $67.2 million, or 14.8%, from the comparable period in 2008. The decrease in short-term interest rates had an unfavorable impact on interest sensitive loans as well as increased non-performing loans. The average balance for investment securities for the six months ended June 30, 2009 was $3.8 billion, an increase of $0.9 billion from the comparable period in 2008. The average balance for loans for the six months ended June 30, 2009 was $12.1 billion, a decrease of $0.5 billion from the comparable period in 2008.

The yield on interest-earning assets decreased 99 basis points for the six months ended June 30, 2009, from the comparable period in 2008. The decrease reflects the declining interest rate environment during these periods as well as increased non-performing loans.

The loan portfolio yield decreased 119 basis points to 4.61% for the six months ended June 30, 2009 and comprised 75.1% of average interest-earning assets compared to 80.6% of average interest-earning assets for the six months ended June 30, 2008.

Interest Expense

Interest expense on a fully tax-equivalent basis for the three months ended June 30, 2009 decreased $20.4 million, or 23.1%, from the comparable period in 2008. The decrease for the three month period ended June 30, 2009 was primarily due to declining deposit funding costs. The cost of total interest bearing liabilities was 1.76% for the three months ended June 30, 2009, a decrease of 55 basis points from 2.31% for the comparable period in 2008. Deposit costs for the three months ended June 30, 2009 decreased 48 basis points to 1.53% from 2.01% for the comparable period in 2008. Total borrowing costs for the three months ended June 30, 2009 decreased 36 basis points to 3.02% from 3.38% for the comparable period in 2008.

For the six months ended June 30, 2009, interest expense on a fully tax-equivalent basis decreased $54.0 million, or 27.6%, from the comparable period in 2008. The decrease for the six month period ended June 30, 2009 was primarily due to declining deposit funding costs and short-term borrowing interest rates. The cost of total interest bearing liabilities was 1.84% for the six months ended June 30, 2009, a decrease of 72 basis points from 2.56% for the comparable period in 2008. Deposit costs for the six months ended June 30, 2009 decreased 62 basis points to 1.63% from 2.25% for the comparable period in 2008. Total borrowing costs for the six months ended June 30, 2009 decreased 100 basis points to 2.75% from 3.75% for the comparable period in 2008.

Provision for Credit Losses

The provision for credit losses was $85.0 million and $151.0 million for the three and six months ended June 30, 2009, respectively, an increase of $60.0 million and $110.2 million compared to $25.0 million and $40.8 million for the three and six months ended June 30, 2008, respectively. The increase in the provision for the three and six months ended June 30, 2009 reflects increased levels of nonperforming loans and charge-offs. Of the $85.0 million and $151.0 million in provision for credit losses for the three and six months ended June 30, 2009, $74.3 million and $128.2 million was for the continuing portfolio. Non-performing loans within the continuing portfolio increased $40.4 million and $122.3 million for the three and six months ended June 30, 2009. Net charge-offs for Webster’s continuing portfolio for the three and six months ended June 30, 2009 were $36.7 million and $55.4 million, respectively, compared to $11.2 million and $27.0 million for the comparable periods in 2008. The annualized net charge-off ratio for the continuing portfolio for the three and six months ended June 30, 2009 was 1.25% and 0.94% compared to 0.36% and 0.44% for the comparable periods in 2008. The provision for loan losses for the liquidating portfolio for the three and six months ended June 30, 2009 was $10.7 million and $22.5 million, respectively. The annualized net charge-off ratio for the liquidating portfolio for the three and six months ended June 30, 2009 was 19.69% and 17.57% compared to 8.68% and 7.93% for the comparable periods in 2008. Net charge-offs within Webster’s liquidating portfolio were $13.2 million and $24.6 million, respectively, for the three and six months ended June 30, 2009 compared to $9.2 million and $17.0 million for the comparable period in 2008.

Management performs a quarterly review of the loan portfolio and unfunded commitments to determine the adequacy of the allowance for credit losses and the amount of provision for credit losses required. Several factors influence the amount of the provision, including loan growth and changes in portfolio mix as well as net charge-offs, and the economic environment.

The allowance for credit losses, which is comprised of the allowance for loan losses and the reserve for unfunded commitments, totaled $316.0 million, or 2.72% of total loans at June 30, 2009, and $245.8 million, or 2.02% of total loans at December 31, 2008. The allowance for credit losses related to the continuing portfolio was $274.2 million, or 2.41% of loans within the continuing portfolio at June 30, 2009 and $201.9 million, or 1.70% of loans within the continuing portfolio at December 31, 2008. The allowance for credit losses related to the liquidating portfolio was $41.8 million, or 16.37% of loans within the liquidating portfolio at June 30, 2009 and $43.9 million, or 14.52% of loans within the liquidating portfolio at December 31, 2008.

For further information, see “Loan Portfolio Review and Allowance for Credit Losses Methodology” included in the “Financial Condition—Asset Quality” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 52-57 of this report.

Non-Interest Income

The following summarizes the major categories of non-interest income for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2009	2008	2009	2008
Non-Interest Income:
Deposit service fees	$29,984	$29,943	$57,943	$58,376
Loan related fees	6,350	7,891	12,832	14,749
Wealth and investment services	6,081	7,634	11,831	14,590
Mortgage banking activities	3,433	104	4,039	844
Increase in cash surrender value of life insurance	2,665	2,623	5,257	5,204
Net (loss) gain on investment securities	(13,593)	126	(9,135)	249
Loss on write-down of investments to fair value	(27,110)	(54,924)	(27,110)	(56,177)
Gain on exchange of trust preferreds for common stock	24,336	—	24,336	—
Gain on early extinguishment of subordinated notes	—	—	5,993	—
Visa share transaction	1,907	—	1,907	1,625
Other income	1,325	854	1,600	2,638

Total non-interest income	$35,378	$(5,749)	$89,493	$42,098

Total non-interest income was $35.4 million for the three months ended June 30, 2009, an increase of $41.1 million from the comparable period in 2008. The increase for the three months ended June 30, 2009 is primarily attributable to the $24.3 million gain on the exchange of $63.9 million of Trust Preferred Securities for common stock and a $27.8 million reduction in other-than-temporary impairment charges, offset by a $13.7 million increase in net losses on the sales of investment securities.

Loan-related fees were $6.4 million for the three months ended June 30, 2009, down $1.5 million due to lower prepayment penalties and loan origination volumes for the quarter when compared to results from the year ago period. Wealth and investment services were $6.1 million for the three months ended June 30, 2009, down $1.5 million when compared to results from the year ago period, primarily from lower valuation on assets under management given market declines year over year. Mortgage banking activities were $3.4 million for the three months ended June 30, 2009, up $3.3 million due to increased mortgage lending activity when compared to results from the year ago period. Net losses from the sale of securities were approximately $13.6 million for the quarter, a decrease of $13.7 million when compared to a gain of $0.1million recorded a year ago. Losses on sales of investment securities are primarily due to management’s intent to reduce the concentration and exposure to other financial service entities. Webster sold its Class B VISA Inc. shares realizing a $1.9 million gain for the three months ended June 30, 2009. Other non-interest income was $1.3 million for the quarter compared to $0.8 million a year ago.

Total non-interest income was $89.5 million for the six months ended June 30, 2009, an increase of $47.4 million from the comparable period in 2008. The increase for the six months ended June 30, 2009 is primarily attributable to the $24.3 million gain on the exchange of $63.8 million of Trust Preferred Securities for common stock, a $29.1 million reduction in other-than-temporary impairment charges and a $6.0 million gain on the early extinguishment of subordinated notes offset by a $9.4 million increase in net losses on the sale of investment securities.

Deposit service fees totaled $57.9 million for the six months ended June 30, 2009, down from $58.4 million in the year-ago period due to reduced customer overdraft fees and ATM usage. Loan-related fees were $12.8 million for the six months ended June 30, 2009, down $1.9 million when compared to results from the year ago period due to lower prepayment penalties and loan origination volumes. Wealth and investment services were $11.8 million for the six months ended June 30, 2009, down $2.8 million when compared to results from the year ago period, primarily from lower valuation on assets under management given market declines year over year. Net losses from the sale of securities was approximately $9.1 million for the six months ended June 30, 2009; a decrease of $9.3 million when compared to a net gain of $0.2 million recorded a year ago. The net loss on the sale of securities is primarily due to management’s intent to reduce the concentration and exposure to other financial service entities. Other non-interest income was $1.6 million for the six months ended June 30, 2009 compared to $2.6 million a year ago.

Non-Interest Expense

The following summarizes the major categories of non-interest expense for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2009	2008	2009	2008
Non-Interest Expenses:
Compensation and benefits	$59,189	$62,866	$115,658	$126,309
Occupancy	13,594	13,128	27,889	26,810
Furniture and equipment	15,288	15,634	30,428	30,794
Intangible assets amortization	1,450	1,464	2,913	3,012
Goodwill impairment	—	8,500	—	8,500
Marketing	3,196	4,940	6,302	8,583
Outside services	3,394	3,706	7,178	7,859
FDIC deposit insurance assessment	5,959	344	10,549	698
FDIC special assessment	8,000	—	8,000	—
Severance and other costs	1,313	9,368	1,553	8,718
Foreclosed and repossessed property write-downs	2,829	484	6,279	717
Foreclosed and repossessed property expenses	1,799	1,068	2,978	1,348
Other expenses	14,066	16,005	28,366	30,063

Total non-interest expenses	$130,077	$137,507	$248,093	$253,411

Total non-interest expenses were $130.1 million for the three months ended June 30, 2009 compared to $137.5 million for the comparable period in 2008. Foreclosed write-downs were $2.8 million for the three months ended June 30, 2009 compared to $0.5 million for the comparable period in 2008. Foreclosed and repossessed property expenses were $1.8 million for the three months ended June 30, 2009 compared to $1.1 million for the comparable period in 2008. The $2.3 million increase in write-downs and $0.7 million increase in foreclosed and repossessed property expenses are due to the increase in foreclosure activity as well as declining asset values that resulted in the write-downs to realizable value while increased expenses are associated with higher levels of repossessed assets. The FDIC deposit insurance assessment was $6.0 million for the three months ended June 30, 2009 compared to $0.3 million for the comparable period in 2008 due to the utilization of FDIC premium credits during fiscal 2008. In addition, an $8.0 million FDIC special assessment was recorded for the three months ended June 30, 2009 in connection with the FDIC’s final rule dated May 22, 2009 that required financial institutions to pay a special assessment on September 30, 2009 equal to 5 basis points on the institution’s assets, minus Tier I Capital, as of June 30, 2009. The increase in non-interest expenses related to foreclosed properties and repossessed assets and FDIC deposit insurance assessments were offset by a $3.7 million decrease in compensation and benefits for the three months ended June 30, 2009 when compared to the same period in 2008. The decrease in compensation and benefits is directly related to the benefits realized as a result of the OneWebster initiative. For additional information on the OneWebster initiatives and FDIC deposit insurance assessment see pages 7-8 and 14, respectively, of Webster’s Annual Report on Form 10-K for the year ended December 31, 2008. For additional information on foreclosed and repossessed assets see the section entitled Nonperforming Assets in the Asset Quality discussion beginning on page 52 of this report.

Total non-interest expenses were $248.1 million for the six months ended June 30, 2009, compared to $253.4 million for the comparable periods in 2008. The decrease of $10.6 million in compensation and benefits is directly related to the benefits realized as a result of the OneWebster initiative. Foreclosed and repossessed write-downs were $6.3 million for the six months ended June 30, 2009 compared to $0.7 million for the comparable period in 2008. Foreclosed and repossessed property expenses were $3.0 million for six months ended June 30, 2009 compared to $1.3 million for the comparable period in 2008. The $5.6 million increase in write-downs and $1.7 million increase in foreclosed and repossessed property expenses is due to the increase in foreclosure activity as well as declining asset values that resulted in the write-down to realizable value while increased expenses are associated with higher levels of repossessed assets. The FDIC deposit insurance assessment was $10.5 million for the six months ended June 30, 2009 compared to $0.7 million for the comparable period in 2008 due to the utilization of FDIC premium credits during fiscal 2008. As previously discussed, an $8.0 million special FDIC assessment based upon 5 basis points of Webster’s assets less Tier I Capital was required to be accrued as of June 30, 2009. The increase in non-interest expenses related to foreclosed properties and repossessed assets and FDIC deposit insurance assessments were offset by the $10.6 million decrease in compensation and benefits for the six months ended June 30, 2009 when compared to the same period in 2008. For additional information on the OneWebster initiatives and FDIC deposit insurance assessment see pages 7-8 and 14, respectively, of Webster’s Annual Report on Form 10-K for the year ended December 31, 2008. For additional information on foreclosed and repossessed assets see the section entitled Nonperforming Assets in the Asset Quality discussion beginning on page 55 of this report.

Income Taxes

Income tax (benefit) expense applicable to continuing operations for the three and six months ended June 30, 2009, were $(28.5) million and $(29.1) million, respectively, compared to $(14.3) million and $18,000 in the year-ago periods. Due primarily to the existence of pre-tax losses in 2009, an analytical comparison of the 2009 and 2008 effective tax rates is not meaningful for these purposes.

The $28.5 million tax benefit on the $60.4 million pre-tax loss in the second quarter of 2009 reflects the application of an estimated annual effective tax-benefit rate of 40.0% to the $72.1 million pre-tax loss for the six months ended June 30, 2009. The 40.0% tax-benefit rate is based on the pre-tax loss estimated for the full year of 2009. In the first quarter of 2009, the $0.6 million tax benefit on the $11.7 million pre-tax loss reflected the application of a 20.0% effective tax rate to the loss in the quarter, as well as $1.8 million of additional tax expense recognized for certain items specific to the quarter. The estimated tax rate of 20.0% was based on the pre-tax income then-estimated for the full year of 2009.

In the year-ago periods, Webster’s income tax expense (benefit) was impacted by the $8.5 million goodwill impairment during the second quarter of 2008, for which no tax benefit was recognized.

Business Segment Results

For purposes of reporting segment results, Webster has four business segments: Commercial Banking, Retail Banking, Consumer Finance and Other. The segments are based upon the products and services provided, or the type of customer served, and they reflect the way that financial information is currently evaluated by management. The Company’s Treasury unit is included in Corporate and Reconciling amounts along with the results of discontinued operations, noncontrolling interests and the amounts required to reconcile profitability metrics to GAAP reported amounts. As of January 2009, Webster’s equipment finance, wealth management and insurance premium finance lines of business, previously reported within the Company’s Other segment, were realigned within the Company’s organizational hierarchy to be included within the Commercial Banking segment, while certain support functions were realigned within the corporate functions. For further information regarding Business Segments, see pages 125-127 of Webster’s 2008 Annual Report on Form 10-K.

Webster’s business segments results are intended to reflect each segment as if it were a stand-alone business. The following tables present the results for Webster’s business segments for the three and six months ended June 30, 2009 and 2008. The results for the three and six months ended June 30, 2009 incorporate the allocation of the increased provision for loan losses and the related income tax benefit to each of Webster’s business segments.

Business Segment Performance Summary:

	For the three months ended June 30,		For the six months ended June 30,
Net Income (Loss) (In thousands)	2009	2008 (a)	2009	2008 (a)
Commercial Banking	$2,862	$14,276	$11,151	$25,659
Retail Banking	(503)	18,863	(1,736)	28,541
Consumer Finance	4,217	17,278	17,149	26,670
Other	689	97	333	(206)

Total reportable segments	7,265	50,514	26,897	80,664
Corporate & Reconciling items	(38,827)	(79,239)	(69,583)	(84,808)

Net loss attributable to Webster Financial Corporation	$(31,562)	$(28,725)	$(42,686)	$(4,144)

(a)	As of January 1, 2009 management realigned its business segments balances for Webster’s equipment finance, wealth management and insurance premium finance operating units, previously reported as a component of the Other reporting segment. Each has been reclassified to be included within the Commercial reporting segment while certain support functions were realigned within the corporate function. The 2008 balances were reclassified for comparability to the 2009 presentation.

Commercial Banking

The Commercial Banking segment includes Webster’s middle market, asset-based lending, commercial real estate, equipment finance, wealth management and insurance premium finance lines of business.

Commercial Banking Results:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2009	2008 (a)	2009	2008 (a)
Net interest income	$36,904	$34,704	$72,696	$69,481
Provision for credit losses	10,764	5,311	20,255	9,616

Net interest income after provision	26,140	29,393	52,441	59,865
Non-interest income	8,921	9,603	17,436	18,232
Non-interest expense	25,085	31,110	51,169	52,729

Income before income taxes	9,976	7,886	18,708	25,368
Income tax expense (benefit)	7,114	(6,390)	7,557	(291)

Net income	$2,862	$14,276	$11,151	$25,659

Total assets at period end	$4,758,010	$5,159,166	$4,758,010	$5,159,166

(a)	As of January 1, 2009 management realigned its business segments balances for Webster’s equipment finance, wealth management and insurance premium finance operating units, previously reported as a component of the Other reporting segment. Each has been reclassified to be included within the Commercial reporting segment while certain support functions were realigned within the corporate function. The 2008 balances were reclassified for comparability to the 2009 presentation

Income before taxes increased $2.1 million, or 26.5%, for the three months ended June 30, 2009 compared to the comparable period in 2008, primarily reflecting an increase of $2.2 million in net interest income and a $6.0 million decrease in non-interest expense, offset by an increase in provision for credit losses of $5.5 million.

For the six months ended June 30, 2009, income before taxes decreased $6.7 million, or 26.3%, compared to the year ago period in 2008. Provision for credit losses increased by $10.6 million. Net interest income increased by $3.2 million and non-interest expenses decreased $1.6 million.

The increases in the provision for credit losses is directly related to the increase in non-performing loans and internal risk classifications when compared to the year ago period. The decrease in assets is attributable to decreases in line usage of asset based loans and a general slowing of business activity.

Retail Banking

Included in the Retail Banking segment is retail, business and professional banking, and investment services.

Retail Banking Results:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2009	2008	2009	2008
Net interest income	$42,258	$53,947	$86,576	$110,174
Provision for credit losses	2,336	1,164	4,293	2,400

Net interest income after provision	39,922	52,783	82,283	107,774
Non-interest income	30,033	31,615	57,704	61,478
Non-interest expense	71,568	71,045	142,899	141,034

(Loss) income before income taxes	(1,613)	13,353	(2,912)	28,218
Income tax (benefit) expense	(1,110)	(5,510)	(1,176)	(323)

Net (loss) income	$(503)	$18,863	$(1,736)	$28,541

Total assets at period end	$1,587,964	$1,590,234	$1,587,964	$1,590,234

Income before taxes for the three and six months ended June 30, 2009 decreased by $15.0 million and $31.1 million respectively, from the comparable periods in 2008. The decline in the Retail Banking Segment’s earnings was driven by two factors: 1) a decrease in period contribution from deposits which are linked to the recent rapid decline in interest rates and 2) an increase in FDIC premiums. With a loan to deposit ratio of only 8.9%, the Retail Banking Segment’s contribution is driven largely by deposit balances which fund Webster’s other business segments. Net interest income for the second quarter decreased $11.7 million, or 21.7% from the prior year, driven by a decline in revenue earned on the Retail Banking deposit portfolio. The cost of Retail deposits in the second quarter of 2009 was 1.72%, a decline of 28 basis points from the same period in 2008. The internal earnings credit, or Funds Transfer

Pricing, associated with Webster’s wholesale funding costs dropped by 76 basis points during the same time period, which resulted in a 25.0% decrease in the margin on deposits. Wholesale funding costs dropped significantly as the Federal Reserve reduced short term interest rates in late 2008 and early 2009. Based upon Webster’s Funds Transfer Pricing methodology, the reduction in market interest rates also reduced the spread on many deposit products, such as checking and regular savings accounts, that were priced at or near historic minimums. Based on Webster’s internal Funds Transfer Pricing methodology, the near term operating contribution from this business segment is negatively impacted by the current unprecedented low interest rate environment. These results are near term and do not reflect the long-term value of the liquidity and funding provided by Webster’s retail deposit base which would be more evident in a higher interest rate environment. Non-interest income for the second quarter ended June 30, 2009 decreased $1.6 million, or 5.0%, driven by a reduction in customer overdraft activity and ATM usage and a 21.0% decrease in investment revenues linked to a decline in investor confidence and a corresponding drop in sales activity. Non-interest expenses increased by less than 1%, driven primarily by a $5.1 million increase in FDIC assessments and expenses associated with the opening of two de novo branches. The increase in FDIC insurance costs were driven by both a discontinuation of credits earned from previous periods and an actual increase in the rate assessed on deposits. The expense increases were primarily offset by a decrease in compensation and internal support costs driven by OneWebster initiatives.

Consumer Finance

Consumer Finance includes residential mortgage and consumer lending, as well as mortgage banking activities.

Consumer Finance Results:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2009	2008	2009	2008
Net interest income	$30,940	$29,807	$63,058	$62,038
Provision for credit losses	5,747	3,443	10,636	6,881

Net interest income after provision	25,193	26,364	52,422	55,157
Non-interest income	5,563	3,429	7,555	7,228
Non-interest expense	15,600	17,844	31,186	36,025

Income before income taxes	15,156	11,949	28,791	26,360
Income tax expense (benefit)	10,939	(5,330)	11,629	(302)

Income before noncontrolling interest	4,217	17,279	17,162	26,662
Noncontrolling interest	—	1	13	(8)

Net income	$4,217	$17,278	$17,149	$26,670

Total assets at period end	$6,301,270	$7,030,345	$6,301,270	$7,030,345

Net income decreased $13.1 million and $9.5 million, or 75.6% and 35.7%, for the three and six months ended June 30, 2009, respectively, compared to the comparable periods in 2008. The decrease in net income is primarily attributable to an increase in income tax expense related to tax credits reflected in the 2008 periods. Income before taxes increased $3.2 million and $2.4 million, or 26.8% and 9.2%, for the three and six months ended June 30, 2009, respectively, compared to the comparable periods in 2008. This increase is the result of the lower short term interest rates, an increase in the interest on loans held-for-sale and gains from loan sales due to increased mortgage activity offset by an increase in the provision for credit losses. The $2.1 million and $0.3 million increase in non-interest income for the three and six months ended June 30, 2009, respectively, compared to the comparable periods in 2008, are primarily related to the increased mortgage banking activities. Non-interest expense decreased by $2.2 million and $4.8 million for the three and six months ended June 30, 2009, respectively, due to decreased operating costs resulting from business line restructuring and cost containment initiatives offset by an increase in foreclosed property expenses. The decrease in assets is attributable to securitizations of $203.0 million and $466.5 million in residential mortgage loans from the continuing portfolio during the second quarter of 2009 and the fourth quarter of 2008, respectively.

Other

Other includes HSA Bank and Government Finance.

Other Results.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2009	2008 (a)	2009	2008 (a)
Net interest income	$4,521	$3,953	$7,503	$7,683
Provision for credit losses	—	—	—	—

Net interest income after provision	4,521	3,953	7,503	7,683
Non-interest income	2,798	2,500	5,936	4,817
Non-interest expense	6,385	6,192	12,880	12,704

Income (loss) before income taxes	934	261	559	(204)
Income tax expense	245	164	226	2

Net income (loss)	$689	$97	$333	$(206)

Total assets at period end	$23,637	$23,635	$23,637	$23,635

(a)	As of January 1, 2009 management realigned its business segments balances for Webster’s equipment finance, wealth management and insurance premium finance operating units, previously reported as a component of the Other reporting segment. Each has been reclassified to be included within the Commercial reporting segment while certain support functions were realigned within the corporate function. The 2008 balances were reclassified for comparability to the 2009 presentation.

Net income of $0.7 million for the three months ended June 30, 2009 increased by $0.6 million when compared to the comparable period in 2008. Net interest income improved $0.6 million, or 14.4%, when compared to the three months ended June 30, 2008 due to improved margins on deposits relative to the earnings credit associated with Webster’s wholesale funding costs. The increase in non-interest income of $0.3 million, or 11.9%, compared to the three months ended June 30, 2008, is related to increased deposit fees at the HSA Bank division and increased financial advisory fees.

Net income for the six months ended June 30, 2009 of $0.3 million increased $0.5 million when compared to the comparable period in 2008. The increase in net income was primarily due to the increase in deposit service fees earned on the growing deposits held at HSA. The increase in non-interest income was offset with a $0.2 million increase in income tax expense.

Reconciliation of reportable segments’ net income (loss) to condensed consolidated net income (loss):

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2009	2008 (a)	2009	2008 (a)
Net income from reportable segments	$7,265	$50,514	$26,897	$80,664
Adjustments, net of taxes:
Corporate Treasury Unit	(20,226)	4,886	353	20,600
Allocation of provision for credit losses	(19,618)	(15,103)	(69,034)	(21,872)
Allocation of net interest income	(507)	(1,034)	(3,520)	(6,008)
Discontinued operations	313	(439)	313	(2,563)
Allocation of non-interest income	4,522	(56,417)	7,922	(64,323)
Allocation of non-interest expense	(3,311)	(11,132)	(5,617)	(10,641)

Net loss attributable to Webster Financial Corporation	$(31,562)	$(28,725)	$(42,686)	$(4,143)

(a)	As of January 1, 2009 management realigned its business segments balances for Webster’s equipment finance, wealth management and insurance premium finance operating units, previously reported as a component of the Other reporting segment. Each has been reclassified to be included within the Commercial reporting segment while certain support functions were realigned within the corporate function. The 2008 balances were reclassified for comparability to the 2009 presentation

Financial Condition

Webster had total assets of $17.5 billion and $17.6 billion at June 30, 2009 and December 31, 2008, respectively.

Total loans, net decreased by $647.6 million, or 5.4%, from December 31, 2008 and $1.3 billion, or 10.1%, from June 30, 2008. The decrease from December 31, 2008 reflects lower loan demand, payoffs, an increase in the allowance for loan losses and a $203.0 million loan securitization in the second quarter of 2009, while the decrease from June 30, 2008 is principally due to the two loan securitizations; a $466.5 million securitization in the fourth quarter of 2008 and a $203.0 million securitization in the second quarter of 2009. At the same time, total deposits increased $1.3 billion, or 10.9%, from December 31, 2008 and $1.1 billion, or 9.1%, from June 30, 2008 as a result of increases in Retail, Government Finance and HSA deposits. Webster’s loan to deposit ratio improved to 88.1% at June 30, 2009 compared with 102.5% and 105.7% at December 31, 2008 and June 30, 2008, respectively.

At June 30, 2009, total equity of $50.5 billion represented a net decrease of $32.6 million from December 31, 2008. The change in equity for the six months ended June 30, 2009 consisted of a $60.6 million decrease from the Series A convertible preferred stock exchange offer, a net loss of $42.7 million, $1.1 million of dividends to common shareholders, and $20.0 million of dividends to preferred shareholders, partially offset by a $50.5 increase in other comprehensive income, $36.8 million from the trust preferred share tender offer, and $4.5 million in employee stock options. At June 30, 2009, the tangible capital ratio was 7.58% compared to 7.70% at December 31, 2008 and 6.79% at June 30, 2008. See Note 14 of Notes to condensed consolidated financial statements for information on Webster’s regulatory capital levels and ratios.

Investment Securities Portfolio

The following table presents a summary of the cost and fair value of Webster’s investment securities:

	As of June 30, 2009					As of December 31, 2008
(In thousands)	Par Value	Amortized Cost (a)(b)	Unrealized		Estimated Fair Value	Par Value	Amortized Cost (a)(b)	Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses

Trading:
Municipal bonds and notes					$—					$77

Available for Sale:
Government Treasury Bills	$500	$500	$—	$—	$500	$2,000	$1,998	$2	$—	$2,000
Corporate bonds and notes (a)	256,295	139,417	9,490	(34,154)	114,753	359,996	159,610	—	(66,092)	93,518
Equity securities (b)	N/A	15,373	627	(1,341)	14,659	N/A	30,925	2,024.00	(2,174)	30,775
Mortgage-backed securities - GSE	1,150,334	1,169,901	27,540	(2,093)	1,195,348	970,905	972,323	16,592	(152)	988,763
Mortgage-backed securities - other	135,000	133,862	—	(53,250)	80,612	135,000	133,814	—	(60,165)	73,649

Total available for sale	$1,542,129	$1,459,053	$37,657	$(90,838)	$1,405,872	$1,467,901	$1,298,670	$18,618	$(128,583)	$1,188,705

Held-to-maturity:
Municipal bonds and notes	$694,984	$691,240	$8,576	$(17,000)	$682,816	$703,944	$700,365	$9,627	$(14,481)	$695,511
Mortgage-backed securities - GSE	2,003,026	2,015,508	47,904	(5,632)	2,057,780	1,749,399	1,751,679	43,912	—	1,795,591
Mortgage-backed securities - other	61,217	61,217	—	(1,108)	60,109	70,493	70,467	—	(1,824)	68,643

Total held-to-maturity	$2,759,227	$2,767,965	$56,480	$(23,740)	$2,800,705	$2,523,836	$2,522,511	$53,539	$(16,305)	$2,559,745

Total Investment Securities	$4,301,356	$4,227,018	$94,137	$(114,578)	$4,206,577	$3,991,737	$3,821,181	$72,157	$(144,888)	$3,748,527

(a)	Amortized cost is net of $100.6 million and $118.0 million of credit related other-than-temporary impairments at June 30, 2009 and December 31, 2008, respectively.
(b)	Amortized cost is net of $15.1 million and $11.6 million of non-credit related other-than-temporary impairments at June 30, 2009 and December 31, 2008, respectively.

Webster, either directly or through Webster Bank, maintains an investment securities portfolio that is primarily structured to provide a source of liquidity for its operating needs, generate interest income and provide a means to balance interest rate sensitivity. The investment securities portfolio totaled $4.2 billion at June 30, 2009 compared to $3.7 billion at December 31, 2008 and $2.9 billion a year ago. The yield in the securities portfolio was 5.40% for the six months ended June 30, 2009 compared with 5.61% for the comparable period in 2008 on a fully tax-equivalent tax basis.

During the three and six months ended June 30, 2009, the Fed Funds target rate remained flat at 0.25% in response to the economic downturn. Short term rates, such as LIBOR, have declined while intermediate and long term rates have risen as the prospects for economic recovery emerge. Credit spreads have narrowed for the most liquid and highest rated credits but for the less liquid and lower credit securities those markets remain challenged.

All investment securities held by the Company at June 30, 2009 that were in an unrealized loss position were evaluated by management and determined not to be other-than-temporarily impaired. Management does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. To the extent that changes in true credit quality of the securities negatively impacts the realizability of future estimated cash flows, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. For additional information on the other-than-temporary charges, refer to the “Supplemental Information” link on the Investor Relations page on Webster’s website at www.wbst.com. This information does not constitute a part of this report and is not incorporated by reference herein.

Loan Portfolio

At June 30, 2009, total loans were $11.6 billion, a decrease of $0.6 billion from December 31, 2008. The decrease reflects the impact of the June 2009 securitization of $203.0 million in residential mortgage loans from the continuing portfolio, $80 million in net charge-offs, $21.3 million in foreclosed and repossessed properties and a decline in new origination volume.

Commercial loans (including commercial real estate) represented 47.9% of the loan portfolio at June 30, 2009, up from 47.7% at December 31, 2008 and up from 46.5% at June 30, 2008. Residential mortgage loans decreased to 24.8% of the loan portfolio at June 30, 2009 from 25.1% at December 31, 2008 primarily due to the $203.0 million securitization discussed previously, and decreased from 28.1% at June 30, 2008. The remaining portion of the loan portfolio consisted of consumer loans, principally home equity loans and lines of credit.

The following paragraphs highlight, by business segment, the lending activities in the various portfolios during the three and six months ended June 30, 2009. Please refer to Webster’s 2008 Annual Report on Form 10-K, pages 1 through 6, for a complete description of Webster’s lending activities and credit administration policies and procedures.

COMMERCIAL BANKING

Middle-Market Banking

At June 30, 2009, middle market loans, including commercial and owner-occupied commercial real estate, totaled $760.7 million, a decrease of 7.1% compared to $819.1 million at December 31, 2008 and a decrease of 13.1% compared to $875.8 million at June 30, 2008. Originations for the three and six months ended June 30, 2009 totaled $23.8 million and $37.4 million, respectively, as compared to $43.9 million and $80.0 million for the comparable period in 2008. Lower originations in the three and six months ended June 30, 2009 reflect a slowing business economy and fewer transactions that met Webster’s risk return criteria.

Commercial Real Estate

At June 30, 2009, commercial real estate loans totaled $1.4 billion, unchanged from December 31, 2008 and June 30, 2008. The portfolio is administered by the Commercial Real Estate Division. Originations for the three and six months ended June 30, 2009 totaled $24.9 million and $34.0 million, respectively, as compared to $112.0 million and $241.4 million for the comparable period in 2008. Lower originations in the three and six months ended June 30, 2009 reflects a slowing business economy and fewer transactions that met Webster’s risk return criteria.

Residential Development Lending

At June 30, 2009, loans for residential development totaled $144.3 million, a decrease of 10.7% compared to $161.6 million at December 31, 2008 and a decrease of 30.1% compared to $206.4 million at June 30, 2008. Webster has materially reduced its new commitments for this segment, given slowing demand for new housing. This portfolio is administered by the Commercial Real Estate Division.

Webster Business Credit Corporation

At June 30, 2009, asset-based loans totaled $626.3 million, a decrease of 16.8% compared to $753.1 million at December 31, 2008 and a decrease of 25.7% compared to $843.0 million at June 30, 2008. Webster Business Credit Corporation (“WBCC”) is the Company’s asset-based lending subsidiary which is headquartered in New York, NY. During the three and six months ended June 30, 2009, WBCC had new commitments of $8.0 million and $14.4 million, respectively, compared to $14.0 million and $55.5 million for the comparable periods in 2008.

Equipment Financing

Webster’s equipment financing portfolio totaled $1.0 billion at June 30, 2009, unchanged from December 31, 2008 and June 30, 2008. Webster’s equipment financing business is conducted by Center Capital Corporation (“Center Capital”), its nationwide equipment financing subsidiary. Center Capital originated $73.4 million and $140.5 million in loans during the three and six months ended June 30, 2009, respectively, compared to $125.7 million and $227.3 million during the comparable periods in 2008.

Insurance Premium Financing

Budget Installment Corporation (“BIC”), Webster’s insurance premium financing subsidiary, provides products covering commercial property and casualty policies for businesses throughout the United States. BIC had total loans outstanding of $99.1 million at June 30, 2009, an increase of 15.1% compared to $86.1 million at December 31, 2008 and an increase of 32.1% compared to $75.0 million at June 30, 2008. Loans originated in the three and six months ended June 30, 2009 totaled $60.8 million and $117.3 million, compared to $45.6 million and $84.6 million, for the comparable periods in 2008.

RETAIL BANKING

Business & Professional Banking

Business & Professional Banking, Webster’s small business banking division, had loans outstanding of $904.8 million at June 30, 2009, a decrease of 2.4% as compared to $927.0 million outstanding at December 31, 2008, and a decrease of 0.4% compared to $908.6 million at June 30, 2008. Included in the portfolio is $508.9 million of loans secured by commercial real estate. New originations for the three and six months ended June 30, 2009 totaled $61.5 million and $117.3 million, respectively, compared to $113.5 million and $208.0 million for the comparable periods in 2008.

CONSUMER FINANCE

Residential Mortgage and Mortgage Banking

For the three and six months ended June 30, 2009, residential mortgage loan originations totaled $301.9 million and $621.1 million, respectively, compared with $127.2 and $269.5 million for the comparable periods in 2008. Due to the increased mortgage origination activity during the three and six months ended June 30, 2009, there are increased levels of loans designated as held for sale. At June 30, 2009 and December 31, 2008, there were $96.6 million and $5.5 million, respectively, of residential mortgage loans held for sale in the secondary market.

The residential mortgage loan continuing portfolio totaled $2.9 billion at June 30, 2009 and $3.0 billion at December 31, 2008. At June 30, 2009, approximately $0.8 billion, or 28.8%, of the portfolio consisted of adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. At June 30, 2009, approximately $2.1 billion, or 71.2%, of the total residential mortgage loan portfolio consisted of fixed rate loans.

The liquidating portfolio of residential construction loans totaled $6.5 million at June 30, 2009, a decrease of 65.2%, compared with $18.7 million at December 31, 2008, the result of continued property dispositions during the quarter ended June 30, 2009.

Consumer Loans

Consumer finance includes home equity loans and lines of credit and other consumer loans. At June 30, 2009, consumer loans within the continuing portfolio totaled $2.9 billion, a decrease of 3.5%, or $0.1 billion, compared to December 31, 2008. At June 30, 2009, consumer loans within the liquidating portfolio totaled $249.1 million, a decrease of 12.2%, or $34.5 million compared to December 31, 2008. The decline in the liquidating portfolio reflects paydown activity and charge-offs taken in the quarter.

Asset Quality

Loan Portfolio Review and Allowance for Credit Losses Methodology

Webster strives to maintain asset quality through its underwriting standards, servicing of loans and management of nonperforming assets. The allowance for credit losses is maintained at a level estimated by management to provide adequately for probable losses inherent in the current loan portfolio and unfunded commitments. Probable losses are estimated based upon a quarterly review of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors which, in management’s judgment, deserve current recognition in estimating credit losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on nonaccrual loans, criticized loans and watch list loans, including an analysis of the collateral for such loans.

The quarterly allowance for credit loss analysis includes consideration of the risks associated with unfunded loan commitments and letters of credit. These commitments are converted to estimates of potential loss using loan equivalency factors, and include internal and external historic loss experience. At June 30, 2009, the reserve for unfunded credit commitments was $10.0 million and is included in accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets.

Management considers the adequacy of the allowance for credit losses to be a critical accounting policy. The adequacy of the allowance is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Webster’s market and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for credit losses is adequate as of June 30, 2009, actual results may prove different and these differences could be significant.

A summary of the changes in the allowance for credit losses follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2009	2008	2009	2008

Continuing portfolio:
Beginning balance	$226,562	$138,191	$191,426	$138,180
Provision	74,327	25,000	128,161	40,800
Charge-offs:
Residential	(4,793)	(1,036)	(7,757)	(2,516)
Consumer	(10,242)	(2,784)	(16,783)	(6,481)
Commercial (a)	(20,604)	(8,664)	(31,209)	(20,103)
Residential development	(2,350)	—	(2,398)	—

Total charge-offs	(37,989)	(12,484)	(58,147)	(29,100)
Recoveries	1,259	1,290	2,719	2,117

Net charge-offs	(36,730)	(11,194)	(55,428)	(26,983)

Ending balance - continuing portfolio	$264,159	$151,997	$264,159	$151,997

Liquidating portfolio:
Beginning balance	$44,367	$42,117	$43,903	$49,906
Provision	10,673	—	22,539	—
Charge-offs:
NCLC	(3,387)	(4,203)	(5,473)	(8,544)
Consumer (home equity)	(10,825)	(5,450)	(20,736)	(8,898)

Total charge-offs	(14,212)	(9,653)	(26,209)	(17,442)
Recoveries	1,012	407	1,607	407

Net charge-offs	(13,200)	(9,246)	(24,602)	(17,035)

Ending balance - liquidating portfolio	$41,840	$32,871	$41,840	$32,871

Ending balance - allowance for loan losses	$305,999	$184,868	$305,999	$184,868

Reserve for unfunded credit commitments:(b)
Beginning balance	$10,800	$9,500	$10,500	$9,500
Provision	—	—	300	—
Reduction of provision previously recorded	(762)	—	(762)	—

Ending balance reserve for unfunded commitments	$10,038	$9,500	$10,038	$9,500

Ending balance - allowance for credit losses	$316,037	$194,368	$316,037	$194,368

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.
(b)	Reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.

A summary of annualized net charge-offs to average outstanding loans by category follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net charge-offs continuing:
Residential	0.60%	0.10%	0.49%	0.13%
Commercial (a)	1.59	0.53	1.14	0.64
Consumer	1.29	0.35	1.03	0.41

Net charge-offs continuing	1.25%	0.36%	0.94%	0.44%

Net charge-offs liquidating:
NCLC	101.57%	23.00%	39.76%	19.39%
Consumer (home equity)	16.49	6.75	15.34	5.15

Net charge-offs liquidating	19.69	8.68	17.57	7.93

Total net charge-offs to total average loans (b)	1.66%	0.64%	1.33%	0.69%

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.
(b)	Net loan charge-offs as a percentage of average loans is calculated by annualizing the net charge off amounts for the three month period and dividing the result by average total loans for the respective periods.

See the Allowance for Credit Losses Methodology section within Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 54 through 56 of Webster’s 2008 Annual Report on Form 10-K for additional information.

Asset Quality information at June 30, 2009 and December 31, 2008:

	June 30, 2009			December 31, 2008
(Dollars in thousands)	Amount	%		Amount	%

Nonaccrual loans	$306,349	79.7		$228,207	86.7
Nonaccrual restructured loans	44,046	11.5		4,359	1.7
Foreclosed property	33,808	8.8		30,623	11.6

Nonperforming assets	$384,203	100.0		$263,189	100.0

Loans 90 days or more past due and still accruing	$920			$1,110

Asset Quality Ratios:
Nonaccrual and restructured loans as a percentage of total loans		3.01%			1.91%
Nonperforming assets as a percentage of:
Total assets		2.20			1.50
Total loans plus foreclosed property		3.30			2.15
Net charge-offs as a percentage of average loans (annualized)		1.66			1.09
Allowance for loan losses as a percentage of total loans		2.64			1.93
Allowance for credit losses as a percentage of total loans		2.72			2.02
Ratio of allowance for loan losses to:
Net charge-offs		6.13	x		1.70	x
Nonaccrual and restructured loans		0.87			1.01

Nonperforming Assets

The following table details nonperforming assets:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Percent (1)	Amount	Percent (1)
Loans:
Continuing Portfolio:
Consumer finance:
Residential	$93,597	3.27%	$52,502	1.73%
Consumer	38,350	1.33	29,939	1.00

Total consumer finance	131,947	2.30	82,441	1.37

Commercial:
Commercial banking	93,435	4.00	49,987	1.96
Equipment financing	35,675	3.62	13,138	1.28

Total commercial	129,110	3.89	63,125	1.77

Commercial real estate	16,707	0.80	8,032	0.39
Residential development	46,808	32.43	48,628	30.10

Total commercial real estate	63,515	2.84	56,660	2.53

Non-performing loans - continuing portfolio	324,572	2.87	202,226	1.71

Liquidating Portfolio:
NCLC	5,628	86.06	13,402	71.53
Consumer (home equity)	20,195	8.11	16,938	5.97

Non-performing loans - liquidating portfolio	25,823	10.10	30,340	10.03

Total non-performing loans	$350,395	3.03%	$232,566	1.92%

Foreclosed and repossessed assets:
Continuing Portfolio:
Residential and consumer	$7,379		$3,107
Commercial	19,662		22,868

Total foreclosed and repossessed assets - continuing	$27,041		$25,975

Liquidating Portfolio:
NCLC/Consumer	6,767		4,648

Total foreclosed and repossessed assets	$33,808		$30,623

Total non-performing assets	$384,203		$263,189

(1)	Represents the principal balance of past due loans as a percentage of the outstanding principal balance within the comparable loan category. The percentage excludes the impact of deferred costs and unamortized premiums.

The allowance for loan losses at June 30, 2009 was $306.0 million and represented 2.6% of total loans compared to an allowance of $235.3 million that represented 1.9% of total loans at December 31, 2008. The allowance for loan losses allocated to the continuing portfolio at June 30, 2009 was $264.2 million and represented 2.34% of the principal balance of loans within the continuing portfolio compared to an allowance of $191.4 million that represented 1.6% of the principal balance of loans within the continuing portfolio at December 31, 2008. The allowance for loan losses allocated to the liquidating portfolio at June 30, 2009 was $41.8 million and represented 16.4% of loans within the liquidating portfolio compared to an allowance of $43.9 million that represented 14.5% of loans within the liquidating portfolio December 31, 2008. For additional information on the allowance, see Note 6 of Notes to Condensed Consolidated Financial Statements elsewhere in this report.

Webster’s total nonperforming assets (NPAs) increased to $384.2 million at June 30, 2009 in comparison with $263.2 million at December 31, 2008. NPAs in the continuing portfolio were $351.6 million at June 30, 2009 compared to $228.2 million at December 31, 2008. NPAs in the commercial and consumer finance continuing portfolio increased $62.8 million and $53.8 million, respectively, from December 31, 2008.

Credit metrics in the $2.9 billion continuing home equity portfolio have shown a decrease in delinquencies as loans greater than 30 days past due were 0.99% at June 30, 2009 down from 1.14% at December 31, 2008, while the nonaccrual rate increased to 1.33% from 1.00% at December 31, 2008.

Webster’s liquidating portfolios consisting of indirect, out of market, home equity and national construction loans had $255.6 million outstanding at June 30, 2009 compared to $302.4 million at December 31, 2008. The total of $255.6 million consists of $6.5 million in construction loans, and $249.1 million in home equity lines and loans. Liquidating portfolio charge-offs were $14.2 million and $26.2 million for the three and six months ended June 30, 2009, respectively. They consisted of $3.4 million and $5.5 million, respectively, in gross charges for construction loans and $10.8 million and $20.7 million, respectively, in gross charges for consumer home equity loans. Provision for loan losses related to the liquidating portfolios totaled $10.7 million and $22.5 million for the three and six months ended June 30, 2009, respectively. The increase in charge-off activity from the prior quarters reflects the expedited resolution approach taken by management for the NCLC portfolio. As of June 30, 2009, Webster has reserves of $1.5 million and $40.3 million, respectively, against the residential and consumer liquidating portfolios or $41.8 million in total reserves against $255.6 million in the total liquidating portfolio.

Other Past Due Loans

The following table sets forth information regarding Webster’s over 30-day delinquent loans, excluding loans held for sale and nonaccrual loans.

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Principal Balances	Percent (1)	Principal Balances	Percent (1)
Past due 30-89 days:
Continuing Portfolio:
Residential	$39,955	1.39%	$45,909	1.51%
Consumer	28,354	0.99	33,848	1.14
Commercial	21,924	0.66	29,353	0.82
Commercial real estate	19,053	0.91	7,158	0.35
Residential development	3,210	2.22	2,096	1.30

Total continuing portfolio	112,496	1.00	118,364	1.00

Liquidating Portfolio:
NCLC	1	0.02	4,487	23.95
Consumer (home equity)	9,880	3.97	15,621	5.51

Liquidating portfolio	9,881	3.87	20,108	6.65

Total loans past due 30-89 days	122,377	1.06	138,472	1.14

Past due 90 days or more and accruing:
Continuing portfolio
Commercial	445	0.01	459	0.01
Commercial real estate	475	0.02	450	0.02
Residential development	—	—	201	0.12

Total loans past due 90 days and still accruing	920	0.01	1,110	0.01

Total over 30-day delinquent loans	$123,297	1.07%	$139,582	1.15%

(1)	Represents the principal balance of past due loans as a percentage of the outstanding principal balance within the comparable loan portfolio category. The percentage excludes the impact of deffered costs and unamortized premiums.

Declines in real estate values in certain markets in which Webster conducts business, coupled with a reduction in the ability of certain homeowners to refinance or repay their residential and/or consumer obligations has resulted in an increase in delinquencies in Webster’s continuing residential and consumer portfolios.

Troubled Debt Restructures

A loan whose terms have been modified due to the financial difficulties of a borrower is reported by Webster as a troubled debt restructure (“TDR”). All TDRs are placed in non-accruing status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. All fees and expenses associated with a TDR are expensed as incurred. The following table presents loans that have been restructured as a TDR as of the date presented.

(In thousands)	June 30, 2009	December 31, 2008
Residential	$30,400	$3,698
Consumer	5,165	473
Commercial	80,934	7,803

Total	$116,499	$11,974

The increase in residential and consumer troubled debt restructures reflect the impact of Webster’s expansion of mortgage assistance programs to keep borrowers in their homes.

Webster individually reviews classified loans greater than $250,000 for impairment based on the fair value of collateral or expected cash flows. At June 30, 2009 impaired loans totaled $587.2 million including loans of $127.1 million with an impairment allowance of $23.0 million. At December 31, 2008 impaired loans totaled $203.4 million including loans of $32.6 million with an impairment allowance of $2.8 million. The increase in impaired loans is directly related to the $117.8 million increase in non-performing loans from December 31, 2008, the increase in mortgage assistance program participation as well as the increase in classified loans greater than $250,000.

Deposits

Total deposits increased $1.3 billion, or 10.9%, to $13.2 billion at June 30, 2009 from $11.9 billion at December 31, 2008 and $1.1 billion, or 9.1%, from $12.1 billion at June 30, 2008. The increase occurred primarily in money market accounts, savings and health savings accounts, and reflects the Company’s commitment on deposit gathering in 2009.

Borrowings and Other Debt Obligations

Total borrowed funds, including long-term debt, decreased $1.3 billion, or 36.9%, to $2.3 billion at June 30, 2009 from $3.6 billion at December 31, 2008 and $1.1 billion, or 32.2%, from June 30, 2008. Borrowings represented 13.0% of assets at June 30, 2009 compared to 20.4% at December 31, 2008 and 19.2% at June 30, 2008. See Notes 10 and 11 of Notes to Condensed Consolidated Financial Statements for additional information.

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

The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points over a twelve month period starting June 30, 2009 and December 31, 2008 might have on Webster’s net income for the subsequent twelve month period.

	-200bp	-100bp	+100bp	+200bp
June 30, 2009	N/A	N/A	+2.9%	+8.8%
December 31, 2008	N/A	N/A	+1.9%	+5.3%

Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is within policy limits for all scenarios. The flat rate scenario at the end of 2008 assumed a federal funds rate of .25%. The flat rate scenario as of June 30, 2009 assumed a federal funds rate of .25%. The increase in sensitivity to higher rates since year end is due to increased deposit balances, decreased short-term borrowings, and lower overall expected earnings in the flat rate scenario as a result of the current environment. As the federal funds rate was at .25% on June 30, 2009, the -100 and -200 basis point scenarios have been excluded.

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s net income for the subsequent twelve month period starting June 30, 2009 and December 31, 2008.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp

June 30, 2009	N/A	N/A	-4.3%	-5.4%	-19.3%	-9.0%	+7.5%	+13.8%

December 31, 2008	N/A	N/A	-3.5%	-5.0%	-16.2%	-7.6%	+6.6%	-12.3%

The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months and the long end is terms of greater than 18 months. Webster’s net income generally benefits from a rise in long term interest rates since more new and existing assets than liabilities are tied to long term rates. A decline in long term interest rates has the opposite effect and is relatively greater in the -100 basis point scenario due to an acceleration of mortgage related asset prepayments. Webster’s net income generally benefits from a fall in short term interest rates since more new and existing liabilities than assets are tied to short term rates over a twelve month period. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base. An increase in short term interest rates has the opposite effect on net income. The primary driver of percentage increases in both short end and long end sensitivity is lower overall expected earnings in the flat rate scenario as a result of the current environment. In this slow growth, low earnings environment, base case earnings have been adjusted higher to reflect more normalized credit losses. Earnings sensitivity expressed in dollar terms decreased from last quarter. Webster is within policy for all scenarios except the Long End declines. The risk arising from Long End declines is primarily driven by mortgage prepayments. The prevailing distress in the housing market has created uncertainty as to the predictability of mortgage prepayments for declines in market interest rates. Webster’s ALCO has approved the exception to the policy limits and continues to evaluate prepayment projections for these scenarios as well as potential hedging strategies.

The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at June 30, 2009 and December 31, 2008 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

	Book Value	Estimated Economic Value	Estimated Economic Value Change
(Dollars in thousands)			-100 BP	+100 BP
June 30, 2009
Assets	$17,452,576	$17,141,519	N/A	$(363,419)
Liabilities	15,601,426	15,071,960	N/A	(220,100)

Total	$1,851,150	$2,069,559	N/A	$(143,319)

Net change as % of base net economic value				(6.9)%

December 31, 2008
Assets	$17,583,537	$17,092,247	N/A	$(316,917)
Liabilities	15,699,799	15,096,460	N/A	(230,612)

Total	$1,883,738	$1,995,787	N/A	$(86,305)

Net change as % of base net economic value				(4.3)%

The book value of assets exceeded the estimated economic value at June 30, 2009 and December 31, 2008 principally because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $561.0 million and $563.9 million, as of June 30, 2009 and December 31, 2008, respectively.

Changes in net economic value are primarily driven by changing durations of assets and liabilities which are caused by changes in the level of interest rates, spreads and volatilities. Changes in rates, spreads and volatility have had a modest impact on equity at risk at June 30, 2009 versus December 31, 2008 in the +100 basis point scenarios as seen in the table above. Due to the low level of interest rates, the -100 basis point scenario has been excluded.

These net income and economic values estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at June 30, 2009 represents a reasonable level of risk given the current interest rate outlook. Management is prepared to act in the event that interest rates do change rapidly.

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

At June 30, 2009 and December 31, 2008, FHLB advances outstanding totaled $0.7 billion and $1.3 billion, respectively. Webster Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $2.0 billion at June 30, 2009 and $1.6 billion at December 31, 2008. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $1.6 billion at June 30, 2009 or used to collateralize other borrowings, such as repurchase agreements. At June 30, 2009 Webster Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $407.3 million, and had $309.8 million in capacity to issue FDIC backed debt through its Temporary Liquidity Guarantee Program (TLGP).

Webster’s primary sources of liquidity at the parent company level are dividends from Webster Bank, investment income and net proceeds from borrowings, investment sales and capital offerings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster’s common stock and the payment of principal and interest to holders of senior notes and capital securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company. At June 30, 2009, there were no retained earnings available for the payment of dividends to the Company.

For the three and six months ended June 30, 2009, a total of 2,446 and 8,569 shares of common stock were repurchased at an average cost of $6.14 and $6.01 per common share, respectively. No shares were repurchased as part of the September 26, 2007, 2.7 million share stock buyback program with 2.1 million shares remaining available to be repurchased under the program at June 30, 2009. All 2,446 and 8,569 shares for the three and six months ended June 30, 2009 were repurchased outside of the publicly announced repurchase program in the open market to fund equity compensation plans.

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

For the three and six months ended June 30, 2009, Webster did not engage in any off-balance sheet transactions that would have a material effect on its condensed consolidated financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, beginning on page 56 under the caption “Asset/Liability Management and Market Risk”.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Webster or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 1A.	RISK FACTORS

During the three and six months ended June 30, 2009 there were no material changes to the risk factors as previously disclosed in Webster’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Webster common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)

April 1-30, 2009	716	$6.01	—	2,111,200

May 1-31, 2009	1,182	5.30	—	2,111,200

June 1-30, 2009	548	8.12	—	2,111,200

Total	2,446	$6.14	—	2,111,200

(1)	The Company’s current stock repurchase program, which was announced on September 26, 2007, authorized the Company to purchase up to an additional 5% of Webster’s common stock outstanding at the time of authorization, or 2.7 million shares. The program will remain in effect until fully utilized or until modified, superseded or terminated. All 2,446 shares repurchased during the three months ended June 30, 2009 were repurchased outside of the repurchase program in the open market to fund equity compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of shareholders was held on April 23, 2009.

(b)	The following individuals were elected as directors for a three-year term at the annual meeting: Robert A. Finkenzeller, Laurence C. Morse and Mark Pettie. The other continuing directors are: Joel S. Becker, John J. Crawford, C. Michael Jacobi, Karen R. Osar and James C. Smith.

(c)	The following matters were voted upon and approved by Webster’s shareholders at the 2009 Annual Meeting of Shareholders held on April 23, 2009: (i) election of three directors to serve for three-year terms (Proposal 1); (ii) ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm of Webster for the fiscal year ending December 31, 2009 (Proposal 2); and (iii) approval of an advisory proposal on Webster’s executive compensation philosophy, policies and procedures.

The votes tabulated by an independent inspector of election for the above-listed proposals were as follows:

Proposal 1

Robert A. Finkenzeller received 43,870,714 votes for election and 2,166,546 votes were withheld; Laurence C. Morse received 43,974,602 votes for election and 2,062,658 votes were withheld; and Mark Pettie received 44,012,050 votes for election and 2,025,210 votes were withheld. There were no abstentions or broker non-votes for any of the nominees.

Proposal 2

Shareholders cast 45,204,740 votes for, 729,983 votes against and 102,537 abstentions.

Proposal 3

Shareholders cast 42,017,893 votes for, 3,603,859 votes against and 415,508 abstentions.

(d)	Not applicable.

ITEM 5.	OTHER INFORMATION

As previously reported in Webster’s Current Reports on Form 8-K filed with the SEC on July 21, 2009 and July 31, 2009, Messrs. Charles W. Shivery and David A. Coulter recently joined Webster’s board of directors. Mr. Shivery is the Chairman, President and Chief Executive Officer of Northeast Utilities. Mr. Coulter is a managing director at the private equity firm Warburg Pincus LLC and is the former Chairman and Chief Executive Officer of BankAmerica Corp and former Vice Chairman of JP Morgan.

ITEM 6.	EXHIBITS

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed within the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Certificate of Elimination Relating to the Company’s Series C Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2006 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.6	Bylaws, as amended effective December 18, 2007 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2007 and incorporated herein by reference).

3.7	Certificate of Designations of Perpetual Participating Preferred Stock, Series C of Webster Financial Corporation (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.8	Certificate of Designations of Non-Voting Perpetual Participating Preferred Stock, Series D of Webster Financial Corporation (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.9	Amendment to Article III of the Webster Financial Corporation Bylaws effective July 28, 2009 (filed as exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

4.1	A Warrant, Series 1 to purchase shares of Corporation common stock (filed as exhibit A.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

4.2	B Warrant, Series 1 to purchase shares of Corporation’s Series C Perpetual Participating Preferred Stock (filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

4.3	Form of A Warrant, Series 2 to purchase shares of Corporation’s Series C Perpetual Participating Preferred Stock (filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

4.4	Form of B Warrant, Series 2 to purchase shares of Corporation’s Series C Perpetual Participating Preferred Stock (filed as exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

10.1	Investment Agreement, dated as of July 27, 2009 by and between Webster Financial Corporation and Warburg Pincus Private Equity X, L.P., (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: August 5, 2009	By:	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer

Date: August 5, 2009	By:	/s/ Gerald P. Plush
Gerald P. Plush
Senior Executive Vice President - Chief Financial Officer and Chief Risk Officer
(Principal Financial Officer)

Date: August 5, 2009	By:	/s/ Douglas O. Hart
Douglas O. Hart
Executive Vice President - Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed within the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Certificate of Elimination Relating to the Company’s Series C Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2006 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.6	Bylaws, as amended effective December 18, 2007 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2007 and incorporated herein by reference).

3.7	Certificate of Designations of Perpetual Participating Preferred Stock, Series C of Webster Financial Corporation (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.8	Certificate of Designations of Non-Voting Perpetual Participating Preferred Stock, Series D of Webster Financial Corporation (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.9	Amendment to Article III of the Webster Financial Corporation Bylaws effective July 28, 2009 (filed as exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

4.1	A Warrant, Series 1 to purchase shares of Corporation common stock (filed as exhibit A.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

4.2	B Warrant, Series 1 to purchase shares of Corporation’s Series C Perpetual Participating Preferred Stock (filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

4.3	Form of A Warrant, Series 2 to purchase shares of Corporation’s Series C Perpetual Participating Preferred Stock (filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

4.4	Form of B Warrant, Series 2 to purchase shares of Corporation’s Series C Perpetual Participating Preferred Stock (filed as exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

10.1	Investment Agreement, dated as of July 27, 2009 by and between Webster Financial Corporation and Warburg Pincus Private Equity X, L.P., (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.