Form 10-Q/A
period 2009-06-30
WEBSTER FINANCIAL CORP
filed 2009-08-07
CIK 801337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

Webster is filing this amended Form 10-Q for the sole and express purpose of correcting an error in the footnote setting forth the cumulative amount of other-than-temporary impairments at June 30, 2009 with respect to the available for sale equity securities portfolio. This amount is set forth in footnote (b) to the first table appearing in Note 4 to the condensed consolidated financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by Webster’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-Q/A under Item 6 hereof. No other new exhibits are being filed herewith.

No other changes have been made to the Form 10-Q. This form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

	As of June 30, 2009					As of December 31, 2008
(In thousands)	Par Value	Amortized Cost (a)(b)	Unrealized		Estimated Fair Value	Par Value	Amortized Cost (a)(b)	Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses

Trading:
Municipal bonds and notes					$—					$77

Available for Sale:
Government Treasury Bills	$500	$500	$—	$—	$500	$2,000	$1,998	$2	$—	$2,000
Corporate bonds and notes (a)	256,295	139,417	9,490	(34,154)	114,753	359,996	159,610	—	(66,092)	93,518
Equity securities (b)	N/A	15,373	627	(1,341)	14,659	N/A	30,925	2,024.00	(2,174)	30,775
Mortgage-backed securities - GSE	1,150,334	1,169,901	27,540	(2,093)	1,195,348	970,905	972,323	16,592	(152)	988,763
Mortgage-backed securities - other	135,000	133,862	—	(53,250)	80,612	135,000	133,814	—	(60,165)	73,649

Total available for sale	$1,542,129	$1,459,053	$37,657	$(90,838)	$1,405,872	$1,467,901	$1,298,670	$18,618	$(128,583)	$1,188,705

Held-to-maturity:
Municipal bonds and notes	$694,984	$691,240	$8,576	$(17,000)	$682,816	$703,944	$700,365	$9,627	$(14,481)	$695,511
Mortgage-backed securities - GSE	2,003,026	2,015,508	47,904	(5,632)	2,057,780	1,749,399	1,751,679	43,912	—	1,795,591
Mortgage-backed securities - other	61,217	61,217	—	(1,108)	60,109	70,493	70,467	—	(1,824)	68,643

Total held-to-maturity	$2,759,227	$2,767,965	$56,480	$(23,740)	$2,800,705	$2,523,836	$2,522,511	$53,539	$(16,305)	$2,559,745

Total Investment Securities	$4,301,356	$4,227,018	$94,137	$(114,578)	$4,206,577	$3,991,737	$3,821,181	$72,157	$(144,888)	$3,748,527

(a)	Amortized cost is net of $105.9 million of credit related other-than-temporary impairments at June 30, 2009.
(b)	Amortized cost is net of $34.9 million of other-than-temporary impairments at June 30, 2009.

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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: August 7, 2009	By:	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer

Date: August 7, 2009	By:	/s/ Gerald P. Plush
Gerald P. Plush
Senior Executive Vice President - Chief Financial Officer and Chief Risk Officer
(Principal Financial Officer)

Date: August 7, 2009	By:	/s/ Douglas O. Hart
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