Form 10-Q
period 2009-09-30
WEBSTER FINANCIAL CORP
filed 2009-11-06
CIK 801337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $.01 per share, outstanding as of October 20, 2009 was 71,168,321.

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)	September 30, 2009	December 31, 2008
	(unaudited)
Assets:
Cash and due from depository institutions	$173,437	$259,208
Short-term investments	360,618	22,154
Investment securities:
Trading, at fair value	—	77
Available for sale, at fair value (amortized cost of $1,916,464 and $1,298,670, respectively)	1,912,283	1,188,705
Held-to-maturity, at amortized cost (fair value of $2,806,276 and $2,559,745, respectively)	2,702,881	2,522,511

Total investment securities	4,615,164	3,711,293
Loans held for sale	37,005	24,524
Loans, net	10,995,953	11,952,262
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	140,874	134,874
Goodwill	529,887	529,887
Other intangible assets, net	29,705	34,039
Cash surrender value of life insurance policies	286,806	279,807
Premises and equipment, net	179,353	185,928
Deferred tax asset, net	139,458	189,337
Accrued interest receivable and other assets	320,026	260,224

Total assets	$17,808,286	$17,583,537

Liabilities:
Deposits	$13,600,730	$11,884,890
Federal Home Loan Bank advances	663,210	1,335,996
Securities sold under agreements to repurchase and other short-term debt	872,030	1,570,971
Long-term debt	589,600	687,797
Accrued expenses and other liabilities	185,342	220,145

Total liabilities	15,910,912	15,699,799

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized - 3,000,000 shares;
Series A issued and outstanding - 56,400 and 224,900 shares	56,400	224,900
Series B issued and outstanding - 400,000 shares (net of discount; $7,266 and $8,574)	392,734	391,426
Common stock, $0.01 par value; authorized - 200,000,000 shares;
Issued - 71,936,357 and 56,607,177 shares	719	566
Paid in capital:
Warrants	13,002	8,719
Additional paid in capital	851,573	722,962
Retained earnings	759,683	781,106
Accumulated other comprehensive loss, net of taxes	(34,141)	(105,910)
Less: Treasury stock, at cost; 3,796,701 and 3,723,527 shares	(152,236)	(149,650)

Total Webster Financial Corporation shareholders’ equity	1,887,734	1,874,119
Noncontrolling interests	9,640	9,619

Total equity	1,897,374	1,883,738

Total liabilities and equity	$17,808,286	$17,583,537

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2009	2008	2009	2008
Interest Income:
Loans including fees	$131,266	$175,363	$409,566	$542,421
Investments securities	52,975	39,210	152,601	116,657
Loans held for sale	716	54	1,713	1,546

Total interest income	184,957	214,627	563,880	660,624

Interest Expense:
Deposits	41,977	57,731	144,867	193,028
Borrowings	16,308	27,715	54,856	87,873

Total interest expense	58,285	85,446	199,723	280,901

Net interest income	126,672	129,181	364,157	379,723
Provision for credit losses	85,000	45,500	236,000	86,300

Net interest income after provision for credit losses	41,672	83,681	128,157	293,423

Non-interest Income:
Deposit service fees	30,844	31,738	88,787	90,114
Loan related fees	5,557	7,171	18,389	21,920
Wealth and investment services	6,160	7,070	17,991	21,660
Mortgage banking activities	1,406	50	5,445	894
Increase in cash surrender value of life insurance	2,692	2,606	7,949	7,810
Impairment losses on investment securities	(1,290)	(33,507)	(28,400)	(89,684)
Net loss on the sale of investment securities	(4,728)	(2,110)	(13,863)	(1,861)
Gain on the exchange of trust preferred securities for common stock	—	—	24,336	—
Gain on early extinguishment of subordinated notes	—	—	5,993	—
Gain on Visa share redemption	—	—	1,907	1,625
Other income	3,517	2,731	5,117	5,369

Total non-interest income	44,158	15,749	133,651	57,847

Non-interest Expenses:
Compensation and benefits	59,772	61,314	175,430	187,623
Occupancy	13,572	12,827	41,461	39,637
Furniture and equipment	15,199	14,892	45,627	45,686
Intangible assets amortization	1,421	1,464	4,334	4,476
Marketing	3,802	2,478	10,104	11,061
Outside services	3,628	3,798	10,806	11,657
FDIC deposit insurance assesment	5,942	532	16,491	1,230
FDIC special deposit insurance assesment	—	—	8,000	—
Goodwill impairment	—	1,013	—	9,513
Severance and other costs	4,169	1,535	5,722	10,253
Foreclosed and repossessed asset write-downs	2,232	1,968	8,354	2,685
Foreclosed and repossessed asset expenses	1,733	1,496	4,868	2,844
Other expenses	15,616	13,998	43,982	44,061

Total non-interest expenses	127,086	117,315	375,179	370,726

Loss from continuing operations before income tax benefit	(41,256)	(17,885)	(113,371)	(19,456)
Income tax benefit	(22,014)	(1,878)	(51,143)	(1,860)

Loss from continuing operations	(19,242)	(16,007)	(62,228)	(17,596)
Income (loss) from discontinued operations, net of tax	—	(518)	313	(3,081)

Consolidated net loss	(19,242)	(16,525)	(61,915)	(20,677)
Less: Net income attributable to noncontrolling interests	8	14	21	6

Net loss attributable to Webster Financial Corporation	(19,250)	(16,539)	(61,936)	(20,683)
Preferred stock dividends, accretion of preferred stock discount and excess carrying value over fair value of consideration upon redemption	(6,850)	(5,209)	31,082	(5,640)

Net loss applicable to common shareholders	$(26,100)	$(21,748)	$(30,854)	$(26,323)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, continued

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2009	2008	2009	2008
Basic:
Loss from continuing operations, per common share	$(0.39)	$(0.41)	$(0.55)	$(0.45)
Loss income from discontinued operations, net of tax per common share	—	(0.01)	0.01	(0.06)

Net loss attributable to Webster Financial Corporation, per common share	$(0.39)	$(0.42)	$(0.54)	$(0.51)
Diluted:
Loss from continuing operations, per common share	$(0.39)	$(0.41)	$(1.36)	$(0.45)
Loss income from discontinued operations, net of tax per common share	—	(0.01)	0.01	(0.06)

Net loss attributable to Webster Financial Corporation, per common share	$(0.39)	$(0.42)	$(1.35)	$(0.51)

Dividends per common share	$0.01	$0.30	$0.03	$0.90

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Nine months ended September 30, 2009
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non controlling interests	Total
Balance, December 31, 2008	$616,326	$566	$731,681	$781,106	$(149,650)	$(105,910)	$9,619	$1,883,738
Cumulative effect of change in accounting principle	—	—	—	11,431	—	(11,431)	—	—
Comprehensive (loss) income:
Net (loss) income	—	—	—	(61,936)	—	—	21	(61,915)
Other comprehensive income, net of taxes	—	—	—	—	—	83,200	—	83,200

Comprehensive income								21,285
Dividends paid on common stock of $.03 per share	—	—	—	(1,736)	—	—	—	(1,736)
Dividends paid on Series A preferred stock $63.75 per share	—	—	—	(10,757)	—	—	—	(10,757)
Dividends incurred on Series B preferred stock $37.50 per share	—	—	—	(15,006)	—	—	—	(15,006)
Subsidiary preferred stock dividends $0.65 per share	—	—	—	(646)	—	—	—	(646)
Repurchase of 17,774 common shares	—	—	—	—	(152)	—	—	(152)
Accretion of preferred stock discount	1,308	—	—	(1,308)	—	—	—	—
Stock-based compensation expense	—	—	1,612	—	—	—	—	1,612
Restricted stock grants and expense	—	—	7,414	222	(3,129)	—	—	4,507
Conversion of Series A preferred stock	(168,500)	60	48,906	58,792	—	—	—	(60,742)
Extinguishment of Trust Preferred Securities	—	53	36,780	—	—	—	—	36,833
Issuance of common stock and warrants	—	40	38,206	(479)	695	—	—	38,462
Series B preferred stock and warrant issuance costs	—	—	(24)	—	—	—	—	(24)

Balance, September 30, 2009	$449,134	$719	$864,575	$759,683	$(152,236)	$(34,141)	$9,640	$1,897,374

	Nine months ended September 30, 2008
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non controlling interests	Total
Balance, December 31, 2007	$—	$566	$734,604	$1,183,621	$(166,263)	$(15,896)	$9,615	$1,746,247
Comprehensive (loss) income:
Net (loss) income	—	—	—	(20,683)	—	—	6	(20,677)
Other comprehensive loss, net of taxes	—	—	—	—	—	(70,285)	—	(70,285)

Comprehensive loss								(90,962)
Dividends paid on common stock of $.90 per share	—	—	—	(47,261)	—	—	—	(47,261)
Dividends paid on Series A Preferred stock $22.19 per share	—	—	—	(4,994)	—	—	—	(4,994)
Subsidiary preferred stock dividends $0.65 per share	—	—	—	(646)	—	—	—	(646)
Exercise of stock options, including excess tax benefits	—	—	(228)	—	760	—	—	532
Repurchase of 13,142 common shares	—	—	—	—	(382)	—	—	(382)
Stock-based compensation expense	—	—	1,989	—	—	—	—	1,989
Restricted stock grants and expense	—	—	(3,772)	—	8,760	—	—	4,988
Issuance of Series A preferred stock	225,000	—	(7,398)	—	—	—	—	217,602
EITF 06-4 Adoption	—	—	—	(923)	—	—	—	(923)

Balance, September 30, 2008	$225,000	$566	$725,195	$1,109,114	$(157,125)	$(86,181)	$9,621	$1,826,190

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(In thousands)	2009	2008
Operating Activities:
Net loss	$(61,915)	$(20,677)
Income (loss) from discontinued operations, net of tax	313	(3,081)

Loss from continuing operations	(62,228)	(17,596)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Provision for credit losses	236,000	86,300
Depreciation and amortization	46,951	42,541
Gain on early extinguishment of subordinated notes	(4,504)	—
Gain on exchange of trust preferred securities for common stock	(24,336)	—
Stock-based compensation	6,119	6,977
Foreclosed and repossessed asset write-downs	8,354	2,685
Write-down of fixed assets	661	—
Goodwill impairment	—	9,513
Impairment losses on investment securities	28,400	89,684
Net loss on the sale of investment securities	13,863	1,861
Decrease in trading securities	76	1,296
Increase in cash surrender value of life insurance	(7,949)	(7,810)
Death benefits	(1,106)	—
Net (increase) decrease in loans held for sale	(12,481)	218,321
Net increase in prepaid expenses and other assets	(84,992)	(28,297)
Net decrease in accrued expenses and other liabilities	(32,115)	(10,580)

Net cash provided by operating activities	110,713	394,895

Investing Activities:
Net increase in short-term investments	(338,464)	(1,337)
Purchases of securities, available for sale	(1,236,643)	(428,279)
Proceeds from maturities and principal payments of securities, available for sale	174,989	18,370
Proceeds from sales of securities, available for sale	417,317	27,776
Purchases of held-to-maturity securities	(355,801)	(88,582)
Proceeds from maturities and principal payments of held-to-maturity securities	375,913	163,929
Purchases of FHLB and FRB stock	(6,000)	(23,912)
Net decrease (increase) in loans	467,747	(499,038)
Life insurance proceeds	2,056	—
Proceeds from sale of foreclosed properties	24,548	9,912
Net purchases of premises and equipment, net of sales proceeds	(21,967)	(22,671)

Net cash used for investing activities	(496,305)	(843,832)

Financing Activities:
Net increase (decrease) in deposits	1,730,915	(580,283)
Proceeds from FHLB advances	9,452,286	77,132,552
Repayments of FHLB advances	(10,121,767)	(76,826,409)
Net (decrease) increase in securities sold under agreements to repurchase and other short-term borrowings	(697,501)	451,506
Repayment of long-term debt	(15,928)	—
Issuance costs for Series B Preferred Stock	(24)	—
Issuance of Series A Preferred Stock, net	—	217,602
Conversion of Series A Preferred Stock	(58,975)	—
Cash dividends to common shareholders	(1,736)	(47,261)
Cash dividends to preferred shareholders of consolidated affiliate	(646)	(646)
Cash dividends paid to preferred shareholders	(25,426)	(4,994)
Exercise of stock options	—	532
Common stock issued	38,462	—
Common stock repurchased	(152)	(382)

Net cash provided by financing activities	299,508	342,217

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Nine months ended September 30,
(In thousands)	2009	2008

Cash Flows from Discontinued Operations:
Operating activities	$313	$(2,659)
Proceeds from sale of discontinued operations	—	23,920

Net cash provided by discontinued operations	313	21,261

Net decrease in cash and cash equivalents	(85,771)	(85,459)
Cash and cash equivalents at beginning of period	259,208	306,654

Cash and cash equivalents at end of period	$173,437	$221,195

Supplemental disclosure of cash flow information:
Interest paid	$204,580	$282,406
Income taxes paid	2,805	25,478

Noncash investing and financing activities:
Mortgage loans securitized and transferred to mortgage-backed securities - government sponsored enterprises (“GSE”) held-to-maturity	$203,030	$—
Transfer of loans and leases, net to foreclosed properties	40,400	27,191
Issuance of loan to finance sale of subsidiary	—	18,000
Gain on early extinguishment of fair value hedge of subordinated debt	1,489	—
Transfer of property from premises and equipment to assets held for disposition	2,057	900
Transfer of loans and leases, net to assets held for disposition	3,248	—
Transfer of deposits to liabilities held for disposition	15,075	—
Unsettled trade to sell securities	—	10,496
Unsettled trade to acquire brokered deposit	—	58,500

Extinguishment of junior subordinated notes through issuance of common stock
Carrying value of junior subordinated notes extinguished	(63,773)	—
Fair value of common stock issued	39,307	—
Recognition of deferred gain on cash flow hedge	(674)	—

Conversion of Series A Preferred Stock:
Carrying value of Series A Preferred Stock converted, net of cash paid upon conversion	(103,979)	—
Fair value of common stock issued	45,187	—

Sale transactions:
Fair value of noncash assets sold	$—	$40,833
Fair value of liabilities extinguished	—	7,117

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Nature of Operations. Webster Financial Corporation (“Webster” or the “Company”) is a financial holding company and a bank holding company headquartered in Waterbury, Connecticut that delivers, through its subsidiaries, financial services to individuals, families and businesses throughout southern New England and into eastern New York State. Webster also offers equipment financing, asset-based lending, health savings accounts and insurance premium financing on a national basis and commercial real estate lending on a regional basis. The Company sold its insurance premium financing subsidiary on November 2, 2009. See Note 19 – Subsequent Events for additional information.

Basis of Presentation. The condensed consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of Webster and all other entities in which Webster has a controlling financial interest (collectively referred to as “Webster” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies Webster follows conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial services industry.

The condensed consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. The Company made certain adjustments related to prior periods (See Note 14 - Earnings Per Common Share for additional information). Otherwise, all such adjustments were of a normal and recurring nature. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2008, included in Webster’s Annual Report on Form 10-K filed with the SEC on March 2, 2009 (the “2008 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period. Webster has evaluated subsequent events for potential recognition and/or disclosure through November 6, 2009, the date the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were filed with the SEC.

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

Accounting Standards Codification. The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the away companies refer to GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Comprehensive Income. Comprehensive income includes all changes in equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of Webster’s comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the net actuarial gain/loss on defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments. Comprehensive income for the nine months ended September 30, 2009 and 2008 is reported in the accompanying condensed consolidated statements of changes in equity.

Earnings Per Share. Effective January 1, 2009, the Company adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has determined that its outstanding non-vested restricted stock awards are participating securities. Accordingly, effective January 1, 2009, earnings per common share is computed using the two-class method prescribed under FASB ASC Topic 260. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method.

Reclassifications. Certain items previously reported have been reclassified to conform to the current period’s condensed consolidated financial statement presentation.

NOTE 2 - New Authoritative Accounting Guidance

As discussed in Note 1 – Summary of Significant Accounting Policies, on July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 320, “Investments – Debt and Equity Securities.” New authoritative accounting guidance under FASB ASC Topic 320, “Investments – Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FASB ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under FASB ASC Topic 320 during the second quarter of 2009. Adoption of the new guidance resulted in the reclassification of $17.6 million ($11.4 million, net of tax) of non-credit related other-than-temporary impairment to other comprehensive income which had previously been recognized in earnings. See Note 3 – Investment Securities for additional information.

FASB ASC Topic 715, “Compensation – Retirement Benefits.” New authoritative accounting guidance under FASB ASC Topic 715, “Compensation – Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under FASB ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by FASB ASC Topic 715 will be included in the Company’s financial statements beginning with the consolidated financial statements for the year-ended December 31, 2009.

NOTE 3: Investment Securities

The following table presents a summary of the cost and fair value of Webster’s investment securities. For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

	As of September 30, 2009				As of December 31, 2008
		Gross				Gross
	Amortized Cost (a)(b)(c)	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses			Gains	Losses

Trading:
Municipal bonds and notes				$—				$77

Available for Sale:
U.S. Treasury Bills	$200	$—	$—	$200	$1,998	$2	$—	$2,000
Agency notes - GSE	130,215	77	(160)	130,132	—	—	—	—
Agency collateralized mortgage obligations (“CMOs”) - GSE	97,469	69	(417)	97,121	—	—	—	—
Single issuer trust preferred securities (a)	55,656	—	(16,069)	39,587	55,558	—	(24,737)	30,821
Pooled trust preferred securities (b)	77,610	10,660	(5,519)	82,751	104,052	—	(41,355)	62,697
Equity securities (c)	8,625	479	(525)	8,579	30,925	2,024	(2,174)	30,775
Mortgage-backed securities - GSE	1,412,806	38,470	(909)	1,450,367	972,323	16,592	(152)	988,763
Mortgage-backed securities - other	133,883	36	(30,373)	103,546	133,814	—	(60,165)	73,649

Total available for sale	$1,916,464	$49,791	$(53,972)	$1,912,283	$1,298,670	$18,618	$(128,583)	$1,188,705

Held-to-maturity:
Municipal bonds and notes	$688,481	$33,865	$(321)	$722,025	$700,365	$9,627	$(14,481)	$695,511
Mortgage-backed securities - GSE	1,956,713	70,955	(913)	2,026,755	1,751,679	43,912	—	1,795,591
Mortgage-backed securities - other	57,687	—	(191)	57,496	70,467	—	(1,824)	68,643

Total held-to-maturity	$2,702,881	$104,820	$(1,425)	$2,806,276	$2,522,511	$53,539	$(16,305)	$2,559,745

Total Investment Securities	$4,619,345	$154,611	$(55,397)	$4,718,559	$3,821,181	$72,157	$(144,888)	$3,748,527

(a)	Amortized cost is net of $10.0 million of credit related other-than-temporary impairments at September 30, 2009.
(b)	Amortized cost is net of $49.7 million of credit related other-than-temporary impairments at September 30, 2009.
(c)	Amortized cost is net of $27.9 million of other-than-temporary impairments at September 30, 2009.

For securities deemed to be other-than-temporarily impaired the amortized cost reflects previous other-than-temporary impairment (“OTTI”) charges recognized in earnings. In accordance with the disclosure requirements of FASB ASC Topic 320, previously recorded impairment charges not related to credit loss should be reclassified from retained earnings and recorded as a component of other comprehensive income (“OCI”). As a result, the Company recorded a cumulative effect adjustment that increased retained earning and decreased OCI by $17.6 million, or $11.4 million net of tax, respectively.

Securities with a carrying value totaling $2.6 billion at September 30, 2009 and $2.5 billion at December 31, 2008 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

The amortized cost and fair value of securities at September 30, 2009, by contractual maturity, are set forth below.

	Available for Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$50,329	$50,255	$4,799	$4,808
Due after one year through five years	80,086	80,077	3,310	3,351
Due after five through ten years	24,046	13,220	443,194	463,766
Due after ten years	1,753,378	1,760,152	2,251,578	2,334,351

Totals	$1,907,839	$1,903,704	$2,702,881	$2,806,276

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2009, the Company had $763.8 million of callable securities in its investment portfolio.

At September 30, 2009 and December 31, 2008, the Company had no investments in obligations of individual states, counties, or municipalities, which exceed 10% of shareholder’s equity.

Management evaluates securities for OTTI. Consideration is given to, among other qualitative factors; current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities, the Company’s ability and intent to hold investments until a recovery of fair value, which may be maturity, and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost.

The following table provides information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position at September 30, 2009.

		As of September 30, 2009
		Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	# of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for Sale:
Agency notes-GSE	2	$80,056	$(160)	$—	$—	$80,056	(160)
Agency CMOs-GSE	1	45,366	(417)	—	—	45,366	(417)
Single issuer trust preferred securities	11	2,446	(2,551)	37,141	(13,518)	39,587	(16,069)
Pooled trust preferred securities	8	21,539	(2,067)	39,112	(3,452)	60,651	(5,519)
Equity securities	75	4,835	(525)	—	—	4,835	(525)
Mortgage-backed securities-GSE	19	302,975	(909)	—	—	302,975	(909)
Mortgage-backed securities-other	6	—	—	93,476	(30,373)	93,476	(30,373)

Total available for sale	122	$457,217	$(6,629)	$169,729	$(47,343)	$626,946	$(53,972)

Held-to-maturity:
Municipal bonds and notes	26	$874	$(3)	$14,324	$(318)	$15,198	$(321)
Mortgage-backed securities-GSE	4	153,651	(913)	—	—	153,651	(913)
Mortgage-backed securities-other	3	—	—	56,431	(191)	56,431	(191)

Total held-to-maturity	33	$154,525	$(916)	$70,755	$(509)	$225,280	$(1,425)

Total investment securities	155	$611,742	$(7,545)	$240,484	$(47,852)	$852,226	$(55,397)

The following table provides information on the gross unrealized losses and fair value of Webster’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position at December 31, 2008.

(Dollars in thousands)		As of December 31, 2008
		Less Than Twelve Months		Twelve Months or Longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for Sale:
Single issuer trust preferred securities	9	$2,302	$(1,734)	$23,557	$(23,003)	$25,859	$(24,737)
Pooled trust preferred securities	6	2,814	(7,000)	26,094	(34,355)	28,908	(41,355)
Equity securities	86	9,028	(2,171)	15	(3)	9,043	(2,174)
Mortgage-backed securities-GSE	3	17,843	(8)	45,942	(144)	63,785	(152)
Mortgage-backed securities-other	7	50,319	(24,399)	23,330	(35,766)	73,649	(60,165)

Total available for sale	111	$82,306	$(35,312)	$118,938	$(93,271)	$201,244	$(128,583)

Held-to-maturity:
Municipal bonds and notes	358	$273,335	$(10,617)	$56,820	$(3,864)	$330,155	$(14,481)
Mortgage-backed securities-other	3	—	—	68,643	(1,824)	68,643	(1,824)

Total held-to-maturity	361	$273,335	$(10,617)	$125,463	$(5,688)	$398,798	$(16,305)

Total investment securities	472	$355,641	$(45,929)	$244,401	$(98,959)	$600,042	$(144,888)

The following summarizes, by investment security type, the basis for the conclusion that the applicable investment securities within the Company’s available for sale portfolio were not other-than-temporarily impaired at September 30, 2009. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category such as; current market conditions, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.

Trust Preferred Securities – Pooled Issuers – At September 30, 2009, the fair value of the pooled trust preferred securities was $82.8 million, an increase of $20.1 million from the fair value of $62.7 million at December 31, 2008. The increase in fair value is directly related to a $43.1 million favorable improvement in the market value of these securities offset by the sale of $23.0 million. The gross unrealized loss of $5.5 million at September 30, 2009 is primarily attributable to increasing levels of deferrals and defaults of the underlying issuers in the pools, as well as changes in interest rates, including a liquidity spread premium to reflect the inactive and illiquid nature of the trust preferred securities market at this time.

The pooled trust preferred portfolio consists of various classes in fourteen collateralized debt obligations (“CDOs”) containing predominantly bank and insurance collateral that are investment grade and below investment grade. The Company employs an internal CDO model for projection of future cash flows and discounting those cash flows to a net present value. An internal model is used to value the securities due to the continued inactive market and illiquid nature of pooled trust preferreds in the entire capital structure. Each underlying issuer in the pools is rated internally using the latest financial data on each institution, and future deferrals, defaults and losses are then estimated on the basis of continued stress in the financial markets. Further, all current and projected deferrals are not assumed to cure, and all current and projected defaults are assumed to have no recovery value. The resulting net cash flows are then discounted at current market levels for similar types of products that are actively trading. To determine potential OTTI due to credit losses, management compares the amortized cost to the present value of expected cash flows adjusted for deferrals and defaults using the purchased discount margin. Other factors considered include an analysis of excess subordination and temporary interest shortfall coverage. Based on the valuation analysis as of September 30, 2009, management expects to fully recover amortized cost. However, additional interest deferrals and /or defaults could result in future OTTI charges. These securities are monitored closely as this sector of the portfolio has been associated with the majority of previously recorded impairment charges.

The following table summarizes pertinent information that was considered by management in determining if OTTI existed in the current reporting period.

Trust Preferred Securities - Pooled Issuers

Deal Name	Class		Unrealized			Lowest Credit Ratings as of	Total Other-Than- Temporary Impairment thru	Number of Performing Banks and	Current Deferrals/ Defaults (As a % of
		Amortized			Fair	September 30,	September 30,	Insurance Cos.	Remaining
		Cost (b)	Gains	(Losses)	Value	2009 (a)	2009	In Issuance	Collateral)
(Dollars in thousands)

Security A	MEZ	$814	$568	$—	$1,382	CC	$(1,866)	29	19.5%
Security B	C	918	1,513	—	2,431	CCC	(4,094)	17	9.0
Security C (c)	B	1,270	—	(255)	1,015	CC	(6,254)	43	24.7
Security D (c)	B	1,986	421	—	2,407	CCC	(7,773)	71	17.4
Security E	B	2,110	1,656	—	3,766	CC	(7,909)	40	22.3
Security F	C	2,492	5,438	(119)	7,811	C	(10,850)	43	18.3
Security G	B	3,425	1,064	(10)	4,479	CCC	(3,479)	63	21.6
Security H	B	3,511	—	(218)	3,293	B	(322)	29	4.6
Security I	B	4,489	—	(338)	4,151	B	(337)	17	9.0
Security J	B	5,233	—	(474)	4,759	B	(806)	31	4.2
Security K	A	8,646	—	(726)	7,920	B	(697)	62	30.1
Security L	B	8,798	—	(653)	8,145	B	(779)	24	5.8
Security M (c)	A	8,849	—	(642)	8,207	B	(3,399)	69	26.3
Security N	B	25,069	—	(2,084)	22,985	AA	(1,104)	31	4.2

		$77,610	$10,660	$(5,519)	$82,751		$(49,669)

(a)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(b)	For the securities deemed impaired, the amortized cost reflects previous OTTI recognized in earnings.
(c)	OTTI of $1.2 million was recognized on these three securities during the three months ended September 30, 2009.

Based on the review of the qualitative and quantitative factors presented above, with the exception of the three securities noted above, the remaining securities were not deemed to be other-than-temporarily impaired at September 30, 2009 as the Company does not intend to sell these investments and has determined, based upon available evidence that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost.

Trust Preferred Securities – Single Issuers – At September 30, 2009, the fair value of the single issuer trust preferred portfolio was $39.6 million, an increase of $8.8 million from the fair value of $30.8 million at December 31, 2008. The increase in fair value is directly related to the favorable improvement in the market value of these securities. The single issuer portfolio consists mainly of three large cap, money center financial institutions and one mid-sized regional financial institution. During the quarter, two of the issuers were downgraded. However, impairment was not warranted due to the issuers’ continued ability to service their debt and indications of stabilization in their capital structures, as evidenced by the U.S. Treasury’s purchase of capital purchase program (“CPP”) preferred stock in each institution as well as other capital raising strategies employed.

The following table summarizes pertinent information that was considered by management in determining if OTTI existed within the single issuer trust preferred securities portfolio in the current reporting period.

Trust Preferred Securities - Single Issuers
Deal Name	Amortized Cost (a)	Unrealized Losses	Fair Value	Lowest Credit Ratings as of September 30, 2009	Total Other-Than- Temporary Impairment thru September 30, 2009
(Dollars in thousands)

Security A	$4,998	$(2,551)	$2,447	CC	$(10,009)
Security B	16,310	(4,910)	11,400	B	—
Security C	8,539	(1,906)	6,633	BBB	—
Security D	11,611	(3,064)	8,547	BBB	—
Security E	14,198	(3,638)	10,560	BBB	—

	$55,656	$(16,069)	$39,587		$(10,009)

(a)	For the securities deemed impaired, the amortized cost reflects previous OTTI recognized in earnings.

Agency notes – GSE – The unrealized losses on the Company’s investment in agency notes was $0.2 million at September 30, 2009. The contractual cash flows for these investments are performing as expected. As the decline in market value is attributable to changes in interest rates and not due to underlying credit deterioration, and because management does not have the intent to sell the security, and it is more likely than not that it will not have to sell the security before recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Agency CMOs – GSE – The unrealized losses on the Company’s investment in agency CMOs was $0.4 million at September 30, 2009. The contractual cash flows for these investments are performing as expected. As the decline in market value is attributable to changes in interest rates and not due to underlying credit deterioration, and because management does not have the intent to sell the security, and it is more likely than not that it will not have to sell the security before recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Equity securities – The unrealized losses on the Company’s investment in equity securities decreased to $0.5 million at September 30, 2009 from $2.2 million at December 31, 2008 after the OTTI charge of $44 thousand and $3.5 million for the three and nine months ended September 30, 2009. This portfolio consists primarily of investments in the common stock of small cap financial institutions based in New England ($6.1 million of the total fair value and $0.5 million of the total unrealized losses at September 30, 2009), auction rate preferred securities ($2.1 million of the total fair value at September 30, 2009), and perpetual preferred stock of GSEs ($0.4 million of the total fair value at September 30, 2009). When estimating the recovery period for equity securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Company has determined that these securities were not deemed to be other-than-temporarily impaired at September 30, 2009.

Mortgage-backed securities – GSE – The unrealized losses on the Company’s investment in residential mortgage-backed securities issued by the GSEs increased to $0.9 million at September 30, 2009 from $0.2 million at December 31, 2008. The contractual cash flows for these investments are performing as expected. As the decline in market value is attributable to changes in interest rates and not due to underlying credit deterioration, and because management does not have the intent to sell the security, and it is more likely than not that it will not have to sell the security before recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Mortgage-backed securities – other – The unrealized losses on the Company’s investment in commercial mortgage-backed securities issued by entities other than GSEs decreased to $30.4 million at September 30, 2009 from $60.2 million at December 31, 2008. The contractual cash flows for these investments are performing as expected. As the decline in market value is attributable to changes in interest rates and not due to underlying credit deterioration, and because management does not have the intent to sell the security, and it is more likely than not that it will not have to sell the security before recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

The following summarizes by investment security type the basis for the conclusion that the applicable investment securities within the Company’s held-to-maturity portfolio were not other-than-temporarily impaired at September 30, 2009:

Municipal bonds and notes – The unrealized losses on the Company’s investment in municipal bonds and notes decreased to $0.3 million at September 30, 2009 from $14.5 million at December 31, 2008. Nearly all of $0.3 million unrealized losses at September 30, 2009 had been in an unrealized loss position for twelve consecutive months or longer as compared to $3.9 million of the $14.5 million at December 31, 2008. These securities are primarily insured AA and A rated general obligation bonds with stable ratings. The unrealized loss was concentrated in 26 municipal bonds and notes with a fair value of $15.2 million. The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost, therefore the Company has determined that these investments were not other-than-temporarily impaired at September 30, 2009.

Mortgage-backed securities – GSE – The unrealized losses on the Company’s investment in residential mortgage-backed securities issued by the GSEs increased $0.9 million at September 30, 2009. The contractual cash flows for these investments are performing as expected. As the decline in market value is attributable to changes in interest rates and not due to underlying credit deterioration, and because management does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Mortgage-backed securities – other – The unrealized losses on the Company’s investment in residential mortgage-backed securities issued by entities other than GSEs decreased to $0.2 million at September 30, 2009 from $1.8 million at December 31, 2008. All of the unrealized losses at September 30, 2009 and December 31, 2008 had been in an unrealized loss position for twelve consecutive months or longer. These securities carry AAA ratings and are currently performing as expected. The unrealized loss was concentrated in three securities with a total fair value of $56.4 million. The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost and therefore the Company has determined that these investments were not other-than-temporarily impaired at September 30, 2009.

There were no significant credit downgrades on held-to-maturity securities during the third quarter of 2009, and they are currently performing as anticipated. Management expects that recovery of these temporarily impaired securities will occur over the weighted-average estimated remaining life of these securities.

For the three and nine months ended September 30, 2009 and 2008, proceeds from the sale of available for sale securities were $7.0 million and $417.3 million and $21.5 million and $27.8 million, respectively. Gross gains and losses realized from the sale of trading and available for sale securities were $0.5 million and ($5.2) million and $0.5 million and ($2.6) million, respectively, and $6.5 million and ($20.3) million and $1.3 million and ($3.2) million, respectively for the three and nine months ended September 30, 2009 and 2008. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The following tables summarize the impact of net realized gains and losses on sales of securities and the impact of the recognition of other-than-temporary impairments for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,
	2009				2008
			OTTI				OTTI Charges
(In thousands)	Gains	Losses	Charges	Net	Gains	Losses		Net
Trading securities:
Municipal bonds and notes	$—	$—	$—	$—	$327	$(106)	$—	$221

Total trading	—	—	—	—	327	(106)	—	221

Available for sale:
Pooled trust preferred securities	11	(4,821)	(1,246)	(6,056)	—	—	(24,482)	(24,482)
Equity securities	476	(394)	(44)	38	201	(2,532)	(9,025)	(11,356)

Total available for sale	487	(5,215)	(1,290)	(6,018)	201	(2,532)	(33,507)	(35,838)

Total	$487	$(5,215)	$(1,290)	$(6,018)	$528	$(2,638)	$(33,507)	$(35,617)

	Nine months ended September 30,
	2009				2008
			OTTI Charges				OTTI Charges (a)
(In thousands)	Gains	Losses		Net	Gains	Losses		Net
Trading securities:
Municipal bonds and notes	$—	$(1)	$—	$(1)	$699	$(563)	$—	$136
Other	—	—	—	—	18	—	—	18

Total trading	—	(1)	—	(1)	717	(563)	—	154

Available for sale:
Agency notes-GSE	—	—	—	—	23	—	—	23
Pooled trust preferred securities	11	(16,732)	(24,856)	(41,577)	286	(58)	(66,102)	(65,874)
Equity securities	779	(3,616)	(3,544)	(6,381)	281	(2,545)	(21,717)	(23,981)
Mortgage-backed securities	5,696	—	—	5,696	—	—	—	—

Total available for sale	6,486	(20,348)	(28,400)	(42,262)	590	(2,603)	(87,819)	(89,832)

Total	$6,486	$(20,349)	$(28,400)	$(42,263)	$1,307	$(3,166)	$(87,819)	$(89,678)

(a)	OTTI charges for the nine months ended September 30, 2008 exclude OTTI charges of $1.9 million taken on the Company’s direct investments. Direct investments are included in other assets in the accompanying condensed consolidated balance sheets.

The following is a roll forward of the amount of credit related OTTI recognized in earnings for the three and nine months ended September 30, 2009:

(In thousands)	Three months ended September 30, 2009	Nine months ended September 30, 2009

Balance of credit related OTTI at beginning of period	$105,871	$173,496
Additions for credit related OTTI not previously recognized	1,246	24,856
Reduction for securities sold	(47,439)	(121,088)
Reduction for non-credit related OTTI previously recognized when there is no intent and/or requirement to sell before recovery of the amortized cost basis (a)	—	(17,586)

Subtotal of net additions (reductions)	(46,193)	(113,818)

Balance of credit-related OTTI at September 30, 2009	$59,678	$59,678

(a)	The reduction of non-credit related OTTI is related to the cumulative effect of the change in accounting principle of non-credit related OTTI when there is no intent to sell and no requirement to sell before recovery of the amortized cost basis of the investment in accordance with the requirements of FASB ASC Topic 320.

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

See Note 11- Fair Value Measurements for additional information related to the fair value of financial instruments held by Webster as of September 30, 2009.

NOTE 4: Loans, Net

A summary of loans, net follows:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	%	Amount	%

Residential mortgage loans:
1-4 family	$2,776,517	24.5%	$2,939,025	24.2%
Permanent - NCLC	41,376	0.4	58,625	0.4
Construction	10,237	0.1	42,138	0.3
Liquidating portfolio - construction loans	5,826	0.1	18,735	0.2

Total residential mortgage loans	2,833,956	25.1	3,058,523	25.1

Consumer loans:
Home equity loans	2,805,264	24.8	2,952,366	24.2
Liquidating portfolio - home equity loans	231,305	2.0	283,645	2.3
Other consumer	28,029	0.2	28,886	0.3

Total consumer loans	3,064,598	27.0	3,264,897	26.8

Commercial loans:
Commercial non-mortgage	1,618,319	14.3	1,795,738	14.7
Asset-based loans	599,218	5.3	753,143	6.2
Equipment financing	939,582	8.3	1,022,718	8.4

Total commercial loans	3,157,119	27.9	3,571,599	29.3

Commercial real estate:
Commercial real estate	1,897,512	16.8	1,908,312	15.7
Commercial construction	190,610	1.7	165,610	1.3
Residential development	128,975	1.1	161,553	1.3

Total commercial real estate	2,217,097	19.6	2,235,475	18.3

Net unamortized premiums	12,865	0.1	14,580	0.1
Net deferred costs	36,724	0.3	42,517	0.4

Total net unamortized premiums and deferred costs	49,589	0.4	57,097	0.5

Total loans	11,322,359	100.0%	12,187,591	100.0%

Less: allowance for loan losses	(326,406)		(235,329)

Loans, net	$10,995,953		$11,952,262

Webster individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement for impairment based on the fair value of expected cash flows or collateral. At September 30, 2009, impaired loans totaled $577.9 million including loans of $116.1 million net of an impairment allowance of $28.9 million. At December 31, 2008, impaired loans totaled $203.4 million, including loans of $29.8 million net of an impairment allowance of $2.8 million. The increase in impaired loans is primarily related to the $128.5 million increase in non-performing loans from December 31, 2008, the increase in Webster’s mortgage assistance program participation.

The following table summarizes impaired loans as of September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
(In thousands)	With Specific Reserves	Without Reserves	Total	With Specific Reserves	Without Reserves	Total
Loans impaired and still accruing
Residential	$—	$28,281	$28,281	$—	$—	$—
Equipment financing	—	—	—	—	—	—
Consumer	—	22,163	22,163	—	1	1
Commercial	27,534	189,211	216,745	12,119	70,919	83,038

Total loans impaired and still accruing	$27,534	$239,655	$267,189	12,119	70,920	$83,039

Loans impaired and not accruing
Residential	$—	$114,675	$114,675	$—	$25,963	$25,963
Equipment financing	4,478	11,476	15,954	—	—	—
Consumer	—	55,272	55,272	—	7,890	7,890
Commercial	84,042	40,811	124,853	17,671	68,861	86,532

Total loans impaired and not accruing	$88,520	$222,234	$310,754	$17,671	$102,714	$120,385

Total impaired loans	$116,054	$461,889	$577,943	$29,790	$173,634	$203,424

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

The following table summarizes financial instruments with off-balance sheet risk:

(In thousands)	September 30, 2009	December 31, 2008
Unused commercial letters and lines of credit	$2,143,612	$2,196,514
Unused portion of home equity credit lines:
Continuing portfolio	1,787,223	1,954,163
Liquidating portfolio	15,806	21,792
Unadvanced portion of closed consumer construction loans	12,810	14,611
Unadvanced portion of closed commercial construction loans	154,175	262,234
Outstanding loan commitments	7,257	85,291

Total financial instruments with off-balance sheet risk	$4,120,883	$4,534,605

The interest rates for outstanding loan commitments are generally established shortly before closing. The interest rates on home equity lines of credit adjust with changes in the prime rate. At September 30, 2009, the fair value of financial instruments with off-balance sheet risk is considered insignificant to the condensed consolidated financial statements taken as a whole.

NOTE 5: Allowance for Credit Losses

The disruption and volatility in the domestic and global financial and capital markets that began in 2008 continued to affect the banking industry through the third quarter of 2009. There continues to be rising unemployment, a substantial increase in delinquencies, limited refinancing options, and continued declining real estate values. Webster is not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing market, both locally and nationally. Decreases in real estate values could adversely affect the value of property used as collateral for loans. Adverse changes in the economy may have a negative effect on the ability of Webster’s borrowers to make timely loan payments, which would have an adverse impact on the Company’s earnings. A further increase in loan delinquencies would decrease net interest income and increase loan losses, causing potential increases in the provision and allowance for credit losses.

The allowance for credit losses is maintained at a level that management believes is adequate to absorb probable losses inherent in the loan portfolio and in unfunded credit commitments. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off and is reduced by charge-offs on loans.

A summary of the changes in the allowance for credit losses follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008

Continuing portfolio:
Beginning balance	$264,159	$151,997	$191,426	$138,180
Provision	56,543	29,883	184,704	70,683
Charge-offs:
Residential	(2,721)	(1,624)	(10,478)	(4,140)
Consumer	(10,237)	(4,643)	(27,020)	(11,124)
Commercial (a)	(37,594)	(14,835)	(68,803)	(31,227)
Residential development	(3,019)	(161)	(5,417)	(3,872)

Total charge-offs	(53,571)	(21,263)	(111,718)	(50,363)
Recoveries	2,175	714	4,894	2,831

Net charge-offs	(51,396)	(20,549)	(106,824)	(47,532)

Ending balance - continuing portfolio	$269,306	$161,331	$269,306	$161,331

Liquidating portfolio:
Beginning balance	$41,840	$32,871	$43,903	$49,906
Provision	28,457	15,617	50,996	15,617
Charge-offs:
NCLC	(135)	(14,025)	(5,608)	(22,569)
Consumer (home equity)	(13,256)	(6,767)	(33,992)	(15,665)

Total charge-offs	(13,391)	(20,792)	(39,600)	(38,234)
Recoveries	194	142	1,801	549

Net charge-offs	(13,197)	(20,650)	(37,799)	(37,685)

Ending balance - liquidating portfolio	$57,100	$27,838	$57,100	$27,838

Ending balance - allowance for loan losses	$326,406	$189,169	$326,406	$189,169

Reserve for unfunded credit commitments:(b)
Beginning balance	$10,038	$9,500	$10,500	$9,500
Provision	67	—	367	—
Reduction of provision previously recorded	—	—	(762)	—

Ending balance reserve for unfunded commitments	$10,105	$9,500	$10,105	$9,500

Ending balance - allowance for credit losses	$336,511	$198,669	$336,511	$198,669

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.
(b)	The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Provisions are reflected as a component of noninterest expense.

NOTE 6: Goodwill and Other Intangible Assets

The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization:

(In thousands)	September 30, 2009	December 31, 2008

Balances not subject to amortization:
Goodwill	$529,887	$529,887

Balances subject to amortization:
Core deposit intangibles	28,458	32,741
Other identified intangibles	1,247	1,298

Total goodwill and other intangible assets	$559,592	$563,926

Goodwill is allocated to Webster’s business segments as follows:

(In thousands)	September 30, 2009	December 31, 2008
Retail Banking	$516,560	$516,560
Other	13,327	13,327

Total goodwill	$529,887	$529,887

Webster tests its goodwill for impairment annually in its third quarter. In performing Step 1 of the goodwill impairment testing and measurement process to assess potential impairment, in accordance with the guidance provided by the FASB ASC Topic 350 - Intangibles-Goodwill and Other, the estimated fair values of Webster’s two reporting units that carry goodwill (Retail Banking and HSA Bank (“HSA”)) were estimated using discounted cash flow analysis and observable market data to the extent available. The discount rates utilized for the discounted cash flow analysis reflected market based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to execution, concentration and other risks associated with the projected cash flows of the applicable segment. There was no impairment indicated as a result of the Step 1 process as the estimated fair value for those segments exceeded their corresponding book values.

Accounting principles generally accepted in the U.S. require additional testing if events or circumstances indicate that impairment may exist. A continuing period of market disruption, or further market capitalization to book value deterioration, may result in the requirement to perform testing for impairment between annual assessments. Management will continue to monitor the relationship of the Company’s market capitalization to its book value, which management attributes primarily to financial services industry-wide factors and to evaluate the carrying value of goodwill. To the extent that testing results in the identification of impairment, the Company may be required to record charges for the impairment of goodwill. For additional information regarding the valuation of goodwill and impairment charges recorded for the year ended December 31, 2008, see pages 94-95 of Webster’s 2008 Annual Report on Form 10-K.

Amortization of intangible assets for the three and nine months ended September 30, 2009, totaled $1.4 million and $4.3 million, respectively. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(In thousands)
For years ending December 31,
2009 (full year)	$5,755
2010	5,684
2011	5,684
2012	5,516
2013	5,015
Thereafter	6,385

NOTE 7: Deposits

The following table summarizes the period end balance and the composition of deposits:

	September 30, 2009		December 31, 2008
(In thousands)	Amount	Percentage of Total	Amount	Percentage of Total
Demand	$1,571,980	11.6%	$1,493,296	12.6%
Negotiable order of withdrawal (NOW)	1,896,153	13.9	1,271,569	10.7
Money market	2,209,145	16.2	1,356,360	11.4
Savings	2,996,318	22.0	2,361,169	19.9
Health savings accounts (HSA)	648,107	4.8	530,681	4.5
Retail certificates of deposit	4,148,759	30.5	4,677,615	39.3
Brokered deposits	130,268	1.0	194,200	1.6

Total	$13,600,730	100.0%	$11,884,890	100.0%

Interest expense on deposits is summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2009	2008	2009	2008
NOW	$1,293	$645	$2,656	$2,517
Money market	5,003	9,098	15,816	29,096
Savings	6,748	7,228	20,132	23,416
HSA	2,558	2,688	7,938	8,115
Retail certificates of deposit	25,450	36,511	94,450	124,094
Brokered deposits	925	1,561	3,875	5,790

Total	$41,977	$57,731	$144,867	$193,028

NOTE 8: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

	September 30, 2009		December 31, 2008
(In thousands)	Total Outstanding	Callable	Total Outstanding	Callable
Fixed Rate:
5.58 % to 5.96 % due in 2009	$118,000	$118,000	$792,616	$123,000
4.16 % to 8.44 % due in 2010	235,036	135,000	235,099	135,000
3.19 % to 6.60 % due in 2011	100,476	—	100,684	—
4.00 % to 4.00 % due in 2012	51,400	—	51,400	—
0.53 % to 5.49 % due in 2013	149,000	49,000	149,000	49,000
0.00 % to 6.00 % due after 2014	6,028	—	2,398	—

	659,940	302,000	1,331,197	307,000
Hedge accounting adjustments	888	—	—	—
Unamortized premiums	2,382	—	4,799	—

Total advances	$663,210	$302,000	$1,335,996	$307,000

Webster Bank, National Association (“Webster Bank”) had additional borrowing capacity from the FHLB of approximately $1.8 billion at September 30, 2009 and $1.6 billion at December 31, 2008. Advances are secured by a blanket lien against certain qualifying assets, principally residential mortgage loans. At September 30, 2009 and December 31, 2008, Webster Bank had unencumbered investment securities available to secure additional borrowings. If these securities had been used to secure FHLB advances, borrowing capacity at September 30, 2009 and December 31, 2008 would have increased by an additional $1.5 billion and $1.0 billion, respectively. At September 30, 2009 and December 31, 2008, Webster Bank was in compliance with applicable FHLB collateral requirements.

NOTE 9: Securities Sold Under Agreements to Repurchase and Other Short-term Debt

The following table summarizes securities sold under agreements to repurchase and other short-term borrowings:

(In thousands)	September 30, 2009	December 31, 2008
Securities sold under agreements to repurchase	$848,011	$924,543
Federal Reserve term auction facility	—	150,000
Federal funds purchased	3,050	474,380
Treasury tax and loan	7,959	5,748
Other	11,330	13,180

	870,350	1,567,851
Unamortized premiums	1,680	3,120

Total	$872,030	$1,570,971

The following table sets forth certain information on short-term repurchase agreements:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Quarter end balance	$275,011	$251,543
Quarter average balance	284,124	262,563
Highest month end balance during quarter	293,172	261,581
Weighted-average maturity (in months) at end of period	0.13	0.18
Weighted-average interest rate at end of period	0.43%	0.88%

NOTE 10: Long-Term Debt

(In thousands)	September 30, 2009	December 31, 2008
Subordinated notes (due January 2013)	$177,480	$200,000
Senior notes (due April 2014)	150,000	150,000
Junior subordinated debt to related capital trusts (due 2027-2037):
Webster Capital Trust IV	136,070	200,010
Webster Statutory Trust I	77,320	77,320
People’s Bancshares Capital Trust II	10,309	10,309
Eastern Wisconsin Bancshares Capital Trust II	2,070	2,070
NewMil Statutory Trust I	10,310	10,310

	563,559	650,019
Unamortized premiums, net	(276)	(399)
Hedge accounting adjustments	26,317	38,177

Total long-term debt	$589,600	$687,797

On March 10, 2009, the Company announced the commencement of a fixed price cash tender offer, which expired on March 18, 2009, for any and all of Webster Bank’s outstanding 5.875% Subordinated Notes due in 2013. The consideration paid per $1,000 of principal was $800 plus all accrued and unpaid interest. Holders tendered $22.5 million of the outstanding principal of the subordinated debt for a total payment of $18.3 million including $0.2 million of accrued interest, resulting in a $4.3 million gain. In connection with the tender offer, the Company terminated $25 million of the fair value hedge associated with the subordinated notes. The termination of that portion of the swap resulted in a net gain of $1.9 million. Both the net gain from the tender offer and the termination of the fair value hedge were recorded in the three months ended March 31, 2009. The pro-rata share of the gain not directly related to the debt redemption was $188,480 which was deferred and is being amortized over the remaining life of the subordinated notes. A total gain of $6.2 million was recognized in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009.

On May 28, 2009, the Company announced the commencement of an exchange offer, which expired on June 24, 2009, with holders of Webster’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”) and Webster Capital Trust IV’s 7.65% Fixed to Floating Rate Trust Preferred Securities (the “Trust Preferred Securities”). See Note 12 – Shareholders’ Equity for additional information related to the effect of the exchange offer on the Series A Preferred Stock.

The Company offered 82.0755 shares of its common stock plus accrued distributions in exchange for each $1,000 liquidation amount of the Trust Preferred Securities. Following the exchange, the Trust Preferred Securities held by Webster were used to liquidate Webster’s junior subordinated debentures of Webster Capital Trust IV. The exchange resulted in the liquidation of $63.9 million of Webster Capital Trust IV’s junior subordinated debentures and the issuance of 5.2 million shares of common stock at a fair value of $36.7 million net of issuance costs. The extinguishment of the Trust Preferred Securities resulted in the recognition of a $24.3 million net gain in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2009.

NOTE 11: Fair Value Measurements

FASB ASC Topic 820 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are:

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

Securities Available for Sale. Equity securities and U.S. Treasury bills are reported at fair value utilizing Level 1 inputs based upon quoted market prices. Other securities and certain preferred equity securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, Webster obtains fair value measurements from various sources and utilizes matrix pricing to calculate fair value. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Any investment security not valued based upon the methods previously discussed are considered Level 3. The Level 3 fair values are determined using unobservable inputs and included pooled trust preferred securities transferred to Level 3 in the third quarter of 2008. The market for pooled trust preferred securities has been relatively inactive for several quarters as secondary trading in these securities has dropped to a fraction of the levels experienced prior to the current financial market disruption. There has been no new issuance of pooled trust preferred securities since 2007 and few market participants willing or able to transact in these securities. Management utilizes an internally developed model to fair value the pooled trust preferred securities. The model utilizes certain assumptions which management evaluates for reasonableness. Management evaluates various factors for pooled trust preferred securities, including actual and estimated deferral and default rates that are implied from the underlying performance of the issuers in the structure. Contractual cash flows are reduced by both actual and expected deferrals and defaults and discounted at a rate that incorporates both liquidity and credit risk by credit rating to determine the fair market value of each security. Discount rates are implied from observable and unobservable inputs. The uncertainty in evaluating the credit risk in these securities required the Company to consider and weigh various inputs (see Note 3 for additional information).

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

Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. When the fair value of the collateral is based on an observable market price or certain appraised values, Webster records the impaired loan using Level 2 inputs. For all other impairments, Webster records the impairment using Level 3 inputs. Loans totaling $577.9 million were deemed impaired at September 30, 2009. At September 30, 2009, $461.9 million were reported at amortized cost and $116.1 million were reported at estimated fair value. At September 30, 2009 a valuation allowance of $28.9 million was maintained for loans reported at fair value.

Loans Held for Sale. Loans held for sale are required to be carried at the lower of cost or fair value. As of September 30, 2009, Webster had $37.0 million of loans held for sale. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions which are considered to be Level 2 inputs. Any loan held for sale not valued based upon the method previously discussed are considered to be Level 3 inputs. At September 30, 2009, $20.7 million of loans held for sale were recorded at cost and $16.3 million of loans held for sale were recorded at estimated fair value.

Mortgage Servicing Assets. Servicing assets are carried at cost and are subject to impairment testing. Fair value is estimated utilizing market based assumptions for loan prepayment speeds, servicing costs, discount rates and other economic factors which are considered to be Level 3 inputs. Where the carrying value exceeds fair value, a valuation allowance is established through a charge to mortgage banking activities and subsequently adjusted for changes in fair value. For the three months ended September 30, 2009 certain pools of servicing assets experienced a decline in fair value. For those servicing assets, Webster increased its valuation allowance and recorded a provision of $43,199 as a component of mortgage banking activities in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2009. For the nine months ended September 30, 2009 Webster’s servicing assets experienced an increase in fair value. Webster reduced its valuation allowance and recorded a valuation allowance recovery of $59,943 as a component of mortgage banking activities in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets held at fair value:
Available for sale securities:
U.S. treasury bills	$200	$200	$—	$—
Agency Notes-GSE	130,132	—	130,132	—
Agency CMOs-GSE	97,121	—	97,121	—
Single issuer trust preferred securities	39,587	—	39,587	—
Pooled trust preferred securities	82,751	—	—	82,751
Equity securities	8,579	8,579	—	—
Mortgage-backed securities-GSE	1,450,367	—	1,450,367	—
Mortgage-backed securities-other	103,546	—	103,546	—

Total securities	1,912,283	8,779	1,820,753	82,751
Derivatives instruments	62,118	—	62,118	—

Total financial assets held at fair value	$1,974,401	$8,779	$1,882,871	$82,751

Financial liabilities held at fair value:
Derivative instruments	$32,646	$—	$32,646	$—

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets for the three and nine months ended September 30, 2009:

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Level 3 - available for sale securities, beginning of period	$83,040	$62,697
Change in unrealized losses included in other comprehensive income (b)	5,900	44,274
Realized loss on sale of available for sale securities	(4,810)	(16,722)
Net other-than-temporary impairment charges (a)	(1,246)	(7,270)
Purchases, sales, issuances and settlements, net	(133)	(228)

Level 3 - available for sale securities, end of period	$82,751	$82,751

(a)	Net other-than-temporary impairment charges for the nine months ended September 30, 2009 includes the net impact of the $24.9 million credit related OTTI charges offset by the $17.6 million cumulative effect of the change in accounting principle for the adoption of guidance in FASB ASC Topic 320. See Note 3 – Investment Securities for additional information regarding these charges.
(b)	For the three and nine months ended September 30, 2009, the change in unrealized losses included in other comprehensive income includes $5.7 million and $43.4 million respectively, for investments held at September 30, 2009.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$116,054	$—	$—	$116,054
Loans held for sale	16,332	—	—	16,332
Mortgage servicing assets	1,663	—	—	1,663

Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

Foreclosed property and repossessed assets consists of loan collateral which has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, primarily equipment, and other assets that were financed by the Company’s equipment finance subsidiary. Foreclosed property and repossessed assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. For the three and nine months ended September 30, 2009, foreclosed properties and repossessed assets with a fair value of $14.8 million and $40.4 million were transferred to foreclosed property and repossessed assets from loans. Prior to the transfer, the assets were written down to fair value through a charge to the allowance for loan losses. For the three and nine months ended September 30, 2009, valuation adjustments to reflect foreclosed properties and repossessed assets at fair value less cost to sell resulted in a charge to the allowance for loan losses of $3.8 million and $10.8 million, respectively. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. Subsequent valuation adjustments to foreclosed properties and repossessed assets totaled $2.2 million and $8.4 million, respectively, reflective of continued deterioration in market values. Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements are classified as Level 2. Other fair value measurements may be based on internally developed pricing methods, and those measurements are classified as Level 3.

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the 2008 Form 10-K.

	September 30, 2009		December 31, 2008
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from depository institutions	$173,437	$173,437	$259,208	$259,208
Short-term investments	360,618	360,618	22,154	22,154
Investment securities
Trading	—	—	77	77
Available for sale	1,912,283	1,912,283	1,188,705	1,188,705
Held-to-maturity	2,702,881	2,806,276	2,522,511	2,559,745
Loans held for sale	37,005	37,005	24,524	24,665
Loans, net	10,995,953	10,618,949	11,952,262	11,623,835
Mortgage servicing assets	7,960	10,576	4,358	8,304
Derivative instruments	62,118	62,118	86,612	86,612
Liabilities:
Deposits other than time deposits	$9,321,703	$8,996,590	$7,013,075	$6,601,991
Time deposits	4,279,027	4,337,845	4,871,815	4,941,462
Securities sold under agreements to repurchase and other short-term debt	872,030	892,122	1,570,971	1,561,748
FHLB advances and other long-term debt	1,252,810	1,108,736	2,023,793	1,752,679
Derivative instruments	32,646	32,646	53,246	53,246

NOTE 12: Shareholders’ Equity

Accumulated other comprehensive loss is comprised of the following components:

(In thousands)	September 30, 2009	December 31, 2008
Unrealized loss on available for sale securities, net of tax	$(2,718)	$(71,530)
Unrealized loss upon transfer of available for sale securities to held-to-maturity, net of tax and amortization	(838)	(1,039)
Net actuarial loss and prior service cost for pension and other postretirement benefit plans, net of tax	(27,177)	(28,823)
Unrealized loss on cash flow hedge	(5,290)	(7,441)
Deferred gain on hedge accounting transactions	1,882	2,923

Total	$(34,141)	$(105,910)

The following table summarizes the components of other comprehensive income (loss):

	Three months ended September 30,
	2009			2008
(In thousands)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Other comprehensive income (loss):
Net unrealized (loss) gain on securities available for sale	$49,000	$(17,150)	$31,850	$(60,175)	$21,248	$(38,927)
Amortization of deferred hedging gain	(128)	45	(83)	(168)	59	(109)
Amortization of unrealized loss on securities transferred to held to maturity	100	(35)	65	178	(62)	116
Unrealized gain on cash flow hedge	568	(199)	369	(1,743)	610	(1,133)
Amortization of net actuarial loss and prior service cost	728	(198)	530	18	(6)	12

Total other comprehensive income (loss)	$50,268	$(17,537)	$32,731	$(61,890)	$21,849	$(40,041)

	Nine months ended September 30,
	2009			2008
(In thousands)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Other comprehensive (loss) income:
Net unrealized (loss) gain on securities available for sale	$123,370	$(43,127)	$80,243	$(107,920)	$36,669	$(71,251)
Amortization of deferred hedging gain	(565)	198	(367)	(500)	175	(325)
Realized portion of deferred hedging gain	(674)	—	(674)	—	—	—
Amortization of unrealized loss on securities transferred to held to maturity	309	(108)	201	409	(143)	266
Unrealized gain on cash flow hedge	3,309	(1,158)	2,151	1,523	(533)	990
Amortization of net actuarial loss and prior service cost	2,446	(800)	1,646	54	(19)	35

Total other comprehensive income (loss)	$128,195	$(44,995)	$83,200	$(106,434)	$36,149	$(70,285)

Exchange Offer

On May 28, 2009, the Company announced the commencement of an exchange offer, which expired on June 24, 2009, with holders of the Series A Preferred Stock and the Trust Preferred Securities. See Note 10 - Long-Term Debt for additional information related to the effect of the exchange offer on the Trust Preferred Securities.

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

Warburg Pincus Transaction

On July 27, 2009, Webster announced that Warburg Pincus (“Warburg”), the global private equity firm, agreed to invest $115 million in Webster through a direct purchase of newly issued shares of common stock, junior non-voting preferred stock, and warrants. Warburg is acquiring 11.5 million shares of common stock from Webster, upon receipt of all necessary approvals. Warburg initially funded approximately $40.2 million of its investment and received approximately 4 million shares of common stock and 3 million warrants. Upon initial funding, Warburg had a 5.9 percent ownership of Webster’s common stock outstanding prior to bank regulatory and shareholder approvals.

On October 15, 2009 Webster announced that the necessary antitrust and federal bank regulatory approvals had been received, and Warburg funded the remaining $74.8 million and was issued the remaining 3 million shares of common stock, 44,570 million shares of junior non-voting perpetual preferred stock that, following the receipt of shareholder approval, will convert to 4.5 million shares of common stock, and 11.1 million warrants. Following the funding of the remaining portion, Warburg will have a 15.2 percent ownership of Webster’s outstanding common stock. The portion of Warburg’s investment that is held in the form of junior non-voting preferred stock will automatically convert into Webster common stock upon receiving the requisite approval of Webster’s shareholders. The preferred stock initially will have a dividend that mirrors any dividend payable on the common stock. If the requisite shareholder approval is not received, and the preferred shares are therefore still outstanding after February 28, 2010, the preferred stock’s annual non-cumulative dividend will increase to 8% per annum. The preferred stock is expected to qualify for Tier I capital treatment.

Upon completion of the funding, Warburg received 8.6 million, seven-year, Class A Warrants. The Class A Warrants will initially have a strike price of $10.00 per share, with the strike price increasing to $11.50 per share twenty four months after issuance and to $13.00 per share forty eight months after issuance. Warburg also received 5.5 million, seven-year, Class B Warrants with a strike price of $2.50 per share which will only become exercisable and transferable if shareholder approval is not received by February 28, 2010. The Class B Warrants will expire immediately upon receiving shareholder approval.

The investment held by Warburg including the exercise of the Class A and Class B warrants is subject to Warburg not owning more than 23.9% of Webster’s voting securities as calculated under applicable regulations of the Board of Governors of the Federal Reserve System.

Executive Stock Purchase Plan

On August 20, 2009, the Compensation Committee of Webster’s Board of Directors and the Board of Directors, approved modifications to the compensation plans of certain senior executive officers of Webster. As a result of these changes, Webster has lowered the total target compensation opportunity in 2009 for each of the NEOs as compared to 2008. The compensation modifications approved for 2009 increase base salary, eliminate the annual cash incentive opportunity for each of the NEOs and make the amount of long-term incentive (“LTIP”) awarded under the Company’s Stock Option Plan variable based on the Committee’s assessment of the performance of the Company and the NEOs. The LTIP compensation will be paid in the form of restricted stock, which will vest upon the later of three years or the repayment of the Treasury’s Capital Purchase Program (“CPP”) investment.

The Board of Directors also approved an executive stock purchase plan under which eligible executives receiving a salary increase on or after August 20, 2009 are given an opportunity to elect to receive all or a portion of it in the form of shares of Webster’s common stock. Shares acquired under the executive stock purchase plan will not be transferrable until the Company repays the Treasury’s CPP investment in Webster, except on account of financial hardship, and are subject to the Company’s executive stock ownership guidelines. The total number of shares available for purchase under the executive stock purchase plan is limited to 450,000 (subject to adjustment in the event of a stock split or consolidation, the declaration of a stock dividend or a similar event).

As a result of these modifications, the 2009 compensation program reflects an increase in stock-based compensation as a portion of total compensation.

The Committee took these actions after considering recent U.S. Treasury guidance for banks participating in the CPP and the continuing evolution in Webster’s compensation philosophy consistent with industry best practices. In particular, the Committee considered and assessed the interrelationships between incentive compensation and risk-taking at the senior management level. The Committee believes that the compensation plans of Webster’s NEOs meet the standards set forth in the U.S. Treasury guidance, including limits on compensation that exclude incentives to take unnecessary and excessive risks that threaten the value of the Company. Additionally, the Committee has determined to increase its monitoring of the Company’s and each NEO’s performance with respect to the incentive plans during the year to ensure that appropriate risk levels are maintained.

NOTE 13: Regulatory Matters

Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of Currency of the United States (“OCC”) require Webster and its banking subsidiary to maintain certain minimum ratios, as set forth below. At September 30, 2009, Webster and Webster Bank, were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios of the Company and Webster Bank:

	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2009
Webster Financial Corporation
Total risk-based capital	$1,730,436	13.9%	$996,308	8.0%	$1,245,385	10.0%
Tier 1 capital	1,466,041	11.8	498,154	4.0	747,231	6.0
Tier 1 leverage capital ratio	1,466,041	8.7	677,811	4.0	847,264	5.0
Webster Bank, N.A.
Total risk-based capital	$1,458,048	11.8%	$988,233	8.0%	$1,235,291	10.0%
Tier 1 capital	1,194,790	9.7	494,116	4.0	741,175	6.0
Tier 1 leverage capital ratio	1,194,790	7.1	675,479	4.0	844,348	5.0

At December 31, 2008
Webster Financial Corporation
Total risk-based capital	$1,982,426	15.0%	$1,054,173	8.0%	$1,317,716	10.0%
Tier 1 capital	1,656,710	12.6	527,086	4.0	790,629	6.0
Tier 1 leverage capital ratio	1,656,710	9.7	681,592	4.0	851,990	5.0
Webster Bank, N.A.
Total risk-based capital	$1,572,893	12.1%	$1,044,134	8.0%	$1,305,167	10.0%
Tier 1 capital	1,248,727	9.6	522,067	4.0	783,100	6.0
Tier 1 leverage capital ratio	1,248,727	7.4	678,732	4.0	848,415	5.0

NOTE 14: Earnings Per Common Share

Webster utilizes the two-class method earnings allocation formula to determine earnings per share for each class of stock according to dividends declared and participation rights in undistributed earnings. Share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting are considered participating securities included in the earnings allocation for computing basic earnings per share under this method. Undistributed income is allocated to common shareholders and participating securities under the two-class method based upon the proportion of each to the total weighted average shares available.

The following table presents the components of the total weighted average shares available for allocation of undistributed income for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008
Weighted average common stock outstanding	66,281	52,032	57,125	52,017
Weighted average unvested participating securities	532	521	554	434

Weighted average shares available for allocation of undistributed income	66,813	52,553	57,679	52,451
Less: weighted average unvested participating securities not contractually obligated to fund undistributed losses	(532)	(521)	(554)	(434)

Weighted average basic shares outstanding	66,281	52,032	57,125	52,017
Add: dilutive effects of preferred stock conversion	—	—	3,975	—

Weighted average dilutive shares outstanding	66,281	52,032	61,100	52,017

For the three and nine months ended September 30, 2009 and 2008, Webster had an undistributed loss from continuing operations. The unvested participating securities were not contractually obligated to fund the undistributed loss nor was the contractual redemption amount of the unvested participating securities reduced as a result of the undistributed losses therefore the full amount of the undistributed loss from continuing operations was allocated to the common shareholders for the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008. For the three and nine months ended September 30, 2008 consistent with the treatment of the undistributed loss from continuing operations, the undistributed loss from discontinued operations was allocated in its entirety to the common shareholders for the computation of basic and diluted earnings per share. For the nine months ended September 30, 2009, the undistributed income from discontinued operations was proportionately allocated to common shares and participating securities. At September 30, 2009 and 2008, however, the weighted average unvested participating securities were deemed to be anti-dilutive and therefore have been excluded from the calculation of basic and dilutive loss per share for the three and nine months then ended.

On June 24, 2009, the Company accepted 168,500 shares of its Series A Preferred Stock with a carrying value of $162.9 million in exchange for 6.03 million shares of common stock with a fair value of $43.7 million and delivery of $59.0 million in cash. In accordance with FASB ASC Topic 260 “Earnings Per Share” and related updates including FASB Accounting Standards Update (“ASU”) No. 2009-08, the Company was required to determine the dilutive effect of the repurchased Series A Preferred Stock separately from the shares outstanding at September 30, 2009. The tendered shares of the Series A Preferred Stock are treated as having been converted to common stock equivalents at the start of the period. Accordingly, the adjustments to dilutive EPS related to the Series A Preferred Stock includes the $58.8 million excess of the carrying amount of the preferred stock retired over the fair value of the common shares issued and cash delivered, net of the $7.2 million of dividends paid. No effect is shown for the remaining 56,400 shares outstanding at September 30, 2009 as they are anti-dilutive.

The following table presents undistributed and distributed earnings (losses) allocated to common shareholders:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008
Net loss applicable to common shareholders	$(26,100)	$(21,748)	$(30,854)	$(26,323)
Less: (loss) income from discontinued operations, net of tax	—	(518)	313	(3,081)

Loss from continuing operations applicable to common shareholders	(26,100)	(21,230)	(31,167)	(23,242)
Less:
Dividends paid - common shareholders	664	15,566	1,714	46,765
Dividends paid - participating shares	16	179	17	429

Undistributed loss from continuing operations	$(26,780)	$(36,975)	$(32,898)	$(70,436)

Loss from continuing operations available to common shareholders
Distributed earnings to common shareholders	$664	$15,566	$1,714	$46,765
Allocation of undistributed losses to common shareholders	(26,780)	(36,975)	(32,898)	(70,436)

Loss from continuing operations available to common shareholders	$(26,116)	$(21,409)	$(31,184)	$(23,671)

Income (loss) from discontinued operations available to common shareholders
Distributed earnings to common shareholders	$—	$—	$—	$—
Allocation of undistributed income (loss) from discontinued operations available to common shareholders	—	(518)	310	(3,081)

Income (loss) from discontinued operations available to common shareholders	$—	$(518)	$310	$(3,081)

The following table provides the calculation of basic and diluted earnings per common share from continuing and discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
(In thousands except share information)	2009	2008	2009	2008

Basic:
Loss from continuing operations available to common shareholders	$(26,116)	$(21,409)	$(31,184)	$(23,671)
Shares outstanding (average)	66,281	52,032	57,125	52,017

Basic loss per common share from continuing operations	$(0.39)	$(0.41)	$(0.55)	$(0.45)

(Loss) income from discontinued operations available to common shareholders	$—	$(518)	$310	$(3,081)
Shares outstanding (average)	—	52,032	57,125	52,017

Basic (loss) earnings per common share from discontinued operations	$—	$(0.01)	$0.01	$(0.06)

Basic loss per common share	$(0.39)	$(0.42)	$(0.54)	$(0.51)

Diluted:
Loss from continuing operations available to common shareholders	$(26,116)	$(21,409)	$(31,184)	$(23,671)
Dividends paid to converted shares of Series A Preferred Stock	—	—	7,161	—
Impact of redemption of Series A Preferred Stock	—	—	(58,792)	—

Diluted loss from continuing operations available to common shareholders (a)	(26,116)	(21,409)	(82,815)	(23,671)
Diluted shares (average)	66,281	52,032	61,100	52,017

Diluted loss per common share from continuing operations (a)	$(0.39)	$(0.41)	$(1.36)	$(0.45)

(Loss) income from discontinued operations available to common shareholders	$—	$(518)	$310	$(3,081)
Diluted shares (average)	—	52,032	61,100	52,017

Diluted (loss) earnings per common share from discontinued operations	$—	$(0.01)	$0.01	$(0.06)

Diluted loss per common share	$(0.39)	$(0.42)	$(1.35)	$(0.51)

(a)	Calculated in accordance with FASB ASC Topic 260 and related updates including FASB ASU No. 2008-09 which required the Company to determine the dilutive effects of the Series A Preferred Stock tendered on June 24, 2009 separately from the remaining shares outstanding at September 30, 2009. Accordingly, the adjustments to dilutive EPS related to the Series A Preferred Stock includes the $58.8 million excess of the carrying amount of the preferred stock retired over the fair value of the common shares issued and cash delivered, net of the $7.2 million of dividends paid. These adjustments were not incorporated into the calculation of diluted EPS for the three and six months ended June 30, 2009. Had the $58.8 million excess of the carrying amount of the preferred stock retired over the fair value of the common shares issued and cash delivered, net of the $7.2 million of dividends paid been taken into consideration diluted EPS for continuing operations would have been $(0.66) and $(0.97) for the three and six months ended June 30, 2009, respectively, a decrease from the $0.30 and $(0.10), respectively, previously reported within Webster’s Form 10-Q for the three and six months ended June 30, 2009.

The following table presents potential common stock whose exercise price was less than the weighted average market price of Webster’s common stock for the respective periods. These classes of potential common stock were deemed to be anti-dilutive to the earnings per share calculation and therefore were excluded from the computation of diluted earnings per share for the respective periods.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008
Non-participating stock options	203	17	178	758
Series A preferred stock	2,076	8,281	2,076	8,281
Warburg Class A1 warrant	1,843	—	—	—
Warburg Class B1 warrant	1,175	—	1,175	—

	5,297	8,298	3,429	9,039

Options to purchase 3.1 million and 2.8 million shares and 3.1 million and 2.1 million shares for the three and nine months ended September 30, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because the options’ exercise price was greater than the average market price of the shares for the respective periods.

Restricted stock awards of 177,426 and 76,745 for both the three and nine months period ended September 30, 2009 and 2008, respectively, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and therefore were excluded from the calculation of diluted earnings per share for the respective periods.

The warrant to purchase an aggregate 3.3 million shares of common stock issued in connection with the Series B Preferred Stock on November 21, 2008 was also excluded from the calculation of diluted earnings per share because the exercise price of $18.28 per share was greater than the average market price of Webster’s common stock for the three and nine months ended September 30, 2009.

NOTE 15: Business Segments

For purposes of reporting segment results, Webster has four business segments: Commercial Banking, Retail Banking, Consumer Finance and Other. Commercial Banking includes middle market, asset-based lending, commercial real estate, equipment finance, wealth management and insurance premium finance lines of business. Retail Banking includes retail banking, business and professional banking and investment services. Consumer Finance includes residential mortgage, consumer lending and mortgage banking activities. Other includes HSA Bank and Government Finance. As of January 2009, Webster’s equipment finance, wealth management and insurance premium finance lines of business, previously reported within the Company’s Other segment were realigned within the Company’s organizational hierarchy to be included within the Commercial Banking segment, while certain support functions were realigned within the corporate functions.

The Corporate and reconciling amounts include the Company’s Treasury unit, the results of discontinued operations and the amounts required to reconcile profitability metrics to GAAP reported amounts. For further discussion of Webster’s business segments, see pages 50-53 in this report and Note 22, “Business Segments”, on pages 125-127 of Webster’s 2008 Annual Report on Form 10-K.

The following tables present the operating results and total assets for Webster’s reportable segments for the three and nine months ended September 30, 2009 and 2008. The results for the three and nine months ended September 30, 2009 incorporate the allocation of the increase in the provision for credit losses and income tax benefit to each of Webster’s business segments, resulting in a reduction in the income tax expense (benefit).

Three months ended September 30, 2009

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Corporate & Reconciling Amounts	Consolidated Total
Net interest income	$37,932	$40,070	$29,748	$6,056	$113,806	$12,866	$126,672
Provision for credit losses	12,930	2,890	6,624	—	22,444	62,556	85,000

Net interest income after provision	25,002	37,180	23,124	6,056	91,362	(49,690)	41,672
Non-interest income	8,392	30,755	2,943	2,883	44,973	(815)	44,158
Non-interest expense	26,498	71,461	15,686	6,531	120,176	6,910	127,086

Income (loss) from continuing operations before income taxes	6,896	(3,526)	10,381	2,408	16,159	(57,415)	(41,256)
Income tax expense (benefit)	3,994	(1,728)	6,042	1,112	9,420	(31,434)	(22,014)

Consolidated net income (loss)	2,902	(1,798)	4,339	1,296	6,739	(25,981)	(19,242)
Less: noncontrolling interest	—	—	8	—	8	—	8

Net income (loss) attributable to Webster Financial Corporation	$2,902	$(1,798)	$4,331	$1,296	$6,731	$(25,981)	$(19,250)

Total assets at period end	$4,585,370	$1,571,585	$6,053,742	$22,710	$12,233,407	$5,574,879	$17,808,286

Three months ended September 30, 2008, as reclassified (a)
(In thousands)	Commercial Banking (a)	Retail Banking	Consumer Finance	Other (a)	Total Reportable Segments	Corporate & Reconciling Amounts (a)	Consolidated Total
Net interest income	$35,076	$53,826	$28,472	$4,478	$121,852	$7,329	$129,181
Provision for credit losses	7,526	1,586	3,972	—	13,084	32,416	45,500

Net interest income after provision	27,550	52,240	24,500	4,478	108,768	(25,087)	83,681
Non-interest income	8,863	32,711	3,085	2,456	47,115	(31,366)	15,749
Non-interest expense	23,718	68,189	17,047	5,954	114,908	2,407	117,315

Income (loss) from continuing operations before income taxes	12,695	16,762	10,538	980	40,975	(58,860)	(17,885)
Income tax expense (benefit)	3,930	4,623	3,829	72	12,454	(14,332)	(1,878)

Income (loss) from continuing operations	8,765	12,139	6,709	908	28,521	(44,528)	(16,007)
Loss from discontinued operations	—	—	—	—	—	(518)	(518)

Consolidated net income (loss)	8,765	12,139	6,709	908	28,521	(45,046)	(16,525)
Less: noncontrolling interest	—	—	14	—	14	—	14

Net income (loss) attributable to Webster Financial Corporation	$8,765	$12,139	$6,695	$908	$28,507	$(45,046)	$(16,539)

Total assets at period end	$5,250,643	$1,598,803	$6,999,619	$25,044	$13,874,109	$3,641,928	$17,516,037

(a)	As of January 1, 2009 management realigned its business segments balances for Webster’s equipment finance, wealth management and insurance premium finance operating units, previously reported as a component of the Other reporting segment. Each has been reclassified to be included within the Commercial reporting segment while certain support functions were realigned within the corporate function. The 2008 balances were reclassified for comparability to the 2009 presentation.

Nine months ended September 30, 2009

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Corporate & Reconciling Amounts	Consolidated Total
Net interest income	$110,628	$126,646	$92,806	$13,559	$343,639	$20,518	$364,157
Provision for credit losses	33,185	7,183	17,260	—	57,628	178,372	236,000

Net interest income after provision	77,443	119,463	75,546	13,559	286,011	(157,854)	128,157
Non-interest income	25,828	88,459	10,498	8,819	133,604	47	133,651
Non-interest expense	77,667	214,360	46,872	19,411	358,310	16,869	375,179

Income (loss) from continuing operations before income taxes	25,604	(6,438)	39,172	2,967	61,305	(174,676)	(113,371)
Income tax expense (benefit)	11,551	(2,904)	17,671	1,338	27,656	(78,799)	(51,143)

Income (loss) from continuing operations	14,053	(3,534)	21,501	1,629	33,649	(95,877)	(62,228)
Gain from discontinued operations	—	—	—	—	—	313	313

Consolidated net income (loss)	14,053	(3,534)	21,501	1,629	33,649	(95,564)	(61,915)
Less: noncontrolling interest	—	—	21	—	21	—	21

Net income (loss) attributable to Webster Financial Corporation	$14,053	$(3,534)	$21,480	$1,629	$33,628	$(95,564)	$(61,936)

Total assets at period end	$4,585,370	$1,571,585	$6,053,742	$22,710	$12,233,407	$5,574,879	$17,808,286

Nine months ended September 30, 2008, as reclassified (a)
(In thousands)	Commercial Banking (a)	Retail Banking	Consumer Finance	Other (a)	Total Reportable Segments	Corporate & Reconciling Amounts (a)	Consolidated Total
Net interest income	$104,557	$164,000	$90,510	$12,161	$371,228	$8,495	$379,723
Provision for credit losses	17,142	3,986	10,853	—	31,981	54,319	86,300

Net interest income after provision	87,415	160,014	79,657	12,161	339,247	(45,824)	293,423
Non-interest income	27,095	94,189	10,313	7,273	138,870	(81,023)	57,847
Non-interest expense	76,447	209,223	53,072	18,658	357,400	13,326	370,726

Income (loss) from continuing operations before income taxes	38,063	44,980	36,898	776	120,717	(140,173)	(19,456)
Income tax expense (benefit)	3,639	4,300	3,527	74	11,540	(13,400)	(1,860)

Income (loss) from continuing operations	34,424	40,680	33,371	702	109,177	(126,773)	(17,596)
Loss from discontinued operations	—	—	—	—	—	(3,081)	(3,081)

Consolidated net income (loss)	34,424	40,680	33,371	702	109,177	(129,854)	(20,677)
Less: noncontrolling interest	—	—	6	—	6	—	6

Net income (loss) attributable to Webster Financial Corporation	$34,424	$40,680	$33,365	$702	$109,171	$(129,854)	$(20,683)

Total assets at period end	$5,250,643	$1,598,803	$6,999,619	$25,044	$13,874,109	$3,641,928	$17,516,037

(a)	As of January 1, 2009 management realigned its business segments balances for Webster’s equipment finance, wealth management and insurance premium finance operating units, previously reported as a component of the Other reporting segment. Each has been reclassified to be included within the Commercial reporting segment while certain support functions were realigned within the corporate function. The 2008 balances were reclassified for comparability to the 2009 presentation.

NOTE 16: Derivative Financial Instruments

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

The Company has entered into an interest rate swap contract with a total notional amount of $150.0 million. The interest rate swap contract was designated as a hedging instrument in a fair value hedge with the objective of converting the interest expense to floating rate from fixed rate on the Company’s $150.0 million 5.125% fixed rate senior notes throughout the ten-year period beginning in April 2004 and ending in April 2014. Under the swap, the Company will receive a fixed interest rate of 4.602% and pay a variable interest rate of three month LIBOR on a total notional amount of $150.0 million with quarterly settlements.

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

During April 2008, the Company entered into an interest rate swap contract on an FHLB advance with a total notional amount of $100 million. The interest rate swap contract was designated as a cash flow hedge with the objective of making the quarterly interest payments fixed on the Company’s variable-rate (three month LIBOR plus a margin of three basis points) FHLB advance effective April 2008 and ending in April 2013 from the risk of variability of those payments resulting from changes in the three month LIBOR interest rate. On April 30, 2009 the cash flow swap contract for the FHLB advance was terminated. At the time of termination, the swap had an unrealized loss of $5.9 million, which will be amortized over the remaining life of the advance. The expected amount of the gain to be amortized out of other comprehensive income over the next twelve months is $1.5 million.

The Company entered into two interest rate swap contracts on its FHLB advances with a total notional amount of $200 million. The interest rate swap contracts were designated as hedging instruments in a fair value hedge with the objective of converting the interest expense to a floating rate from fixed rate. Under the first swap the Company will receive a fixed rate of 4.99% and pay a variable rate of (1 month libor plus 425.25 bp) on a notional amount of $100.0 million. Under the second swap, the Company will receive a fixed rate of 3.19% and a pay a variable rate of (1 month libor plus 222 bp) on a notional amount of $100.0 million. The Company has entered into certain interest rate swaps and caps that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate derivative with a customer while at the same time entering into an offsetting interest rate derivative with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to/receive interest from the customer on a notional amount at a variable interest rate and receive interest from/pay interest to the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay to/receive from another financial institution the same fixed interest rate on the same notional amount and receive/pay the same variable interest rate on the same notional amount. The transaction allows the Company’s customer to effectively convert a variable/fixed rate loan to a fixed/variable rate. Due to the offsetting nature of the contracts, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s results of operations.

The following table presents the notional amounts and estimated fair values of the Company’s interest rate derivative contracts outstanding at September 30, 2009 and December 31, 2008. The Company utilizes internal valuation models in addition to obtaining dealer quotations to value its interest rate derivative contracts designated as hedges.

	Condensed Consolidated	September 30, 2009		December 31, 2008
(in thousands)	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of fair value:
Interest rate swaps on senior notes	Other assets	$150,000	$13,737	$150,000	$18,452
Interest rate swap on subordinated notes	Other assets	175,000	12,434	200,000	19,725
Interest rate swap on FHLB advances	Other assets	200,000	533	—	—

Interest rate derivatives designated as hedges of cash flows:
Rate swaps on FHLB advances	Other liabilities	—	—	100,000	(7,441)

Non-hedging interest rate derivatives - customer position:
Commercial loan interest rate swaps	Other assets	436,321	34,596	446,870	48,434
Commercial loan interest rate swaps	Other liabilities	9,136	(82)	—	—
Commercial loan interest rate swaps with floors	Other assets	21,335	818	—	—
Commercial loan interest rate caps	Other assets	—	—	8,498	9
Commercial loan interest rate caps	Other liabilities	6,738	(32)	—	—

Non-hedging interest rate derivatives - Webster position:
Commercial loan interest rate swaps	Other liabilities	445,419	(32,076)	446,822	(45,805)
Commercial loan interest rate swaps with floors	Other liabilities	21,335	(487)	—	—
Commercial loan interest rate caps	Other liabilities	6,738	31	8,498	(9)

The weighted-average rates paid and received for interest rate swaps outstanding at September 30, 2009 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge interest rate swaps on senior notes	0.5094%	4.6020%
Fair value hedge interest rate swaps on subordinated notes	0.5094	4.2536
Fair value hedge interest rate swaps on FHLB advances	3.4950	4.0900
Non-hedging interest rate swaps	2.1359	2.2112
The weighted-average strike rates for interest rate caps and floors outstanding at September 30, 2009 were as follows:
Non-hedging commercial loan interest rate caps	6.66%
Non-hedging commercial loan interest rate swaps with floors	1.06

Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Company simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not significant at September 30, 2009 and December 31, 2008.

Other Swap. During June 2009, in conjunction with the sale of the VISA Class B stock, the Company entered into a swap transaction, where changes in fair value are recognized currently in earnings. The notional amount and fair value were not significant at September 30, 2009.

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

Amounts included in the condensed consolidated statements of operations related to interest rate derivatives designated as hedges of fair value were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008
Other Borrowings interest swaps
Amount of loss included in interest expense on borrowings	$18	$—	$198	$—

Amounts included in the condensed consolidated statements of operations related to non-hedging derivative instruments were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008
Non-hedging interest rate derivatives:
Other non-interest loss	$255	$224	$643	$900

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers’ and institutions’ derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Chief Credit Risk Officer. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty for the amounts up to the established threshold for collateralization. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Company’s credit exposure relating to interest rate swaps with bank customers was approximately $33.9 million at September 30, 2009. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was approximately $9.7 million at September 30, 2009. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary.

Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster Bank is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At September 30, 2009, outstanding rate locks totaled approximately $7.3 million and the outstanding commitments to sell residential mortgage loans totaled $22.3 million. Forward sales, which include mandatory forward commitments of approximately $21.8 million at September 30, 2009, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings. Loans held for sale are carried at the lower of aggregate cost or fair value.

NOTE 17: Employee Benefits

The following table provides information regarding net benefit costs for the periods shown:

(In thousands)	Pension Benefits		Other Benefits
Three months ended September 30,	2009	2008	2009	2008
Service cost	$63	$38	$—	$—
Interest cost	1,880	1,962	64	82
Expected return on plan assets	(2,005)	(2,375)	—	—
Amortization of prior service cost	—	—	18	18
Amortization of the net actuarial loss	710	—	—	—

Net periodic benefit cost (income)	$648	$(375)	$82	$100

(In thousands)	Pension Benefits		Other Benefits
Nine months ended September 30,	2009	2008	2009	2008
Service cost	$189	$114	$—	$—
Interest cost	5,616	5,886	203	246
Expected return on plan assets	(6,099)	(7,125)	—	—
Amortization of prior service cost	—	—	54	54
Amortization of the net actuarial loss	2,392	—	—	—

Net periodic benefit cost (income)	$2,098	$(1,125)	$257	$300

On June 8, 2009 Webster made a contribution of $20.0 million into the Webster Bank Pension Plan. As a result, the liability for pension funding was reduced from $23.9 million at December 31, 2008 to $3.3 million at September 30, 2009. Additional contributions will be made as deemed appropriate by management in conjunction with the Plan’s actuaries.

As a result of a prior acquisition, Webster has assumed the obligations of a pension plan. The plan was not merged into the Webster Bank Pension Plan, but continued to be included in a multiple employer plan. Webster Bank made $0.4 million and $0.7 million in contributions to this pension plan during the three and nine months ended September 30, 2009.

NOTE 18: Income Taxes

Income tax (benefit) expense applicable to (loss) income from continuing operations is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008
Current:
Federal	$(18,731)	$13,156	$(54,491)	$32,177
State and local	1,697	812	3,891	3,953

	(17,034)	13,968	(50,600)	36,130

Deferred:
Federal	(4,509)	(15,513)	(241)	(37,633)
State and local	(471)	(333)	(302)	(357)

	(4,980)	(15,846)	(543)	(37,990)

Total:
Federal	(23,240)	(2,357)	(54,732)	(5,456)
State and local	1,226	479	3,589	3,596

Income tax (benefit) expense	$(22,014)	$(1,878)	$(51,143)	$(1,860)

The following is a reconciliation of Webster’s reported income tax (benefit) expense applicable to (loss) income from continuing operations to the amount that would result from applying the federal statutory rate of 35%:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008
Income tax (benefit) expense at statutory rate	$(14,443)	$(6,264)	$(39,687)	$(6,812)
Reconciliation to reported income tax expense (benefit):
Goodwill impairment	—	355	—	3,330
Valuation allowance recognized for capital losses	(4,134)	5,973	25	6,587
State and local income taxes, net of federal benefit	797	312	2,333	2,338
Tax-exempt interest income, net	(2,535)	(2,459)	(7,579)	(7,136)
Increase in cash currender value of life insurance	(942)	(912)	(2,782)	(2,733)
Other, net	(757)	1,117	(3,453)	2,566

Reported income tax (benefit) expense	$(22,014)	$(1,878)	$(51,143)	$(1,860)

Effective Tax Rate	53.3%	10.5%	45.1%	9.6%

The tax effects of significant temporary differences comprising the deferred tax assets and liabilities are summarized below:

(In thousands)	September 30, 2009	December 31, 2008
Deferred tax assets:
Allowance for credit losses	$132,028	$96,064
Net operating loss and credit carry forwards	60,057	44,751
Net unrealized loss on securities available for sale	1,463	38,488
Compensation and employee benefit plans	25,898	33,745
Impairment losses on securities available for sale	35,884	82,057
Other	20,795	21,128

Total deferred tax assets	276,125	316,233
Valuation allowance	(72,584)	(78,826)

Deferred tax assets, net of valuation allowance	203,541	237,407

Deferred tax liabilities:
Deferred loan costs	14,190	16,451
Premises and equipment	7,664	2,508
Equipment financing leases	17,837	19,127
Purchase accounting and fair-value adjustments	5,002	6,308
Other	19,390	3,676

Total deferred tax liabilities	64,083	48,070

Deferred tax asset, net	$139,458	$189,337

Webster’s $72.6 million and $78.8 million valuation allowance at September 30, 2009 and December 31, 2008, respectively, consists primarily of $62.4 million and $67.1 million respectively, for net state deferred tax assets due to realization uncertainties and $10.1 million and $11.7 million, respectively, for securities losses that are capital in nature which, are deductible only to the extent of offsetting capital gains for U.S. tax purposes.

An evaluation of the realizability of its DTAs was performed in accordance with the provisions of FASB ASC Topic 740 “Income Taxes”. Management believes that Webster will more likely than not realize $203.5 million of DTAs (net of valuation allowance) because of future reversals of existing taxable temporary differences that are scheduled to reverse and offset deductible temporary differences in the future; prudent tax planning strategies and projected future taxable income.

There can be no absolute assurance that any specific level of future income will be generated or that the Company’s DTAs will ultimately be realized.

Connecticut net operating loss carryovers (“NOLs”) totaling nearly $915 million at September 30, 2009 are scheduled to expire in varying amounts during tax years 2020 through 2029. As noted previously, a full valuation allowance amounting to $44.6 million has been established for those NOLs due to uncertainties of realization, and is included in Webster’s overall $62.4 million valuation allowance attributable to net state DTAs noted above.

Due to similar realization uncertainties, a full valuation allowance has also been established for the remaining Connecticut and Rhode Island net DTAs in addition to those from Connecticut NOLs. The state and local portions of net DTAs in jurisdictions where such uncertainties do not exist approximated $2.7 million at September 30, 2009, as compared to $2.4 million at December 31, 2008.

Webster applies the provisions of FASB ASC Topic 740 “Income Taxes”, which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. For the nine months ended September 30, 2009, The Company’s gross unrecognized tax benefits, excluding interest, have not changed significantly since December 31, 2008. Webster classifies interest and penalties, if any, related to tax uncertainties as income tax expenses. For the nine months ended September 30, 2009, Webster recognized $1.1 million of interest and penalties. Webster and its subsidiaries file federal consolidated and various state and local tax returns. The federal income tax returns have been audited through 2004. Various state and local returns are subject to audits by tax authorities beginning with the 2002 tax year. The settlement of certain state and local audits within the next 12 months, if any, is not anticipated to have a significant impact on the Company’s results or financial position.

NOTE 19: Subsequent Events

On October 15, 2009 Warburg Pincus completed the funding of its $115 million investment in Webster after receiving the necessary antitrust and federal bank regulatory approvals. See Note 12 – Shareholder’s Equity for additional information on the Warburg transaction.

Webster has completed the sale of its Budget Installment Corporation subsidiary, effective November 2, 2009. The sale is not expected to have a material effect on Webster’s condensed consolidated financial position, results of operations or cash flows.

Subsequent events have been evaluated through November 6, 2009, the date financial statements are filed with the SEC. Through that date, except for the transactions previously discussed, there were no additional events requiring disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2008, included in the 2008 Form 10-K and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 to this report. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results for the full year ending December 31, 2009 or any future period.

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

RESULTS OF OPERATIONS

Summary of Performance

Webster’s net loss was $19.2 million, or $0.39 per diluted common share, for the three months ended September 30, 2009, compared to a net loss of $16.5 million, or $0.42 per diluted common share, for the three months ended September 30, 2008. The net loss from continuing operations was $19.2 million, or $0.39 per diluted common share, for the three months ended September 30, 2009, compared to net loss from continuing operations of $16.0 million, or $0.41 per diluted common share for the three months ended September 30, 2008. The year-over-year increase in net loss from continuing operations is primarily attributable to a $39.5 million increase in the provision for credit losses and a $2.6 million increase in the net loss on investment securities for the three months ended September 30, 2009 compared to September 30, 2008, partially offset by a $32.2 million decrease in the loss on write-down of investments to fair value for the three months ended September 30, 2009 as compared to September 30, 2008. Net interest income, which decreased $2.5 million for the three months ended September 30, 2009 from the comparable period in the prior year, was negatively impacted by the declining interest rate environment, and the effect that declining short-term interest rates and a flattening of the yield curve had on the net interest margin, as assets reprice faster than liabilities.

For the nine months ended September 30, 2009, Webster’s net loss was $61.9 million compared to a net loss of $20.7 million for the comparable period in 2008. Net loss per diluted share was $1.35 for the nine months ended September 30, 2009 compared to a net loss per diluted share of $0.51 for the comparable period in 2008. The increase in net loss per share is directly related to the calculation of earnings per share in accordance with accounting guidance provided by FASB ASC Topic 260 “Earnings Per Share” and related updates including FASB ASU No. 2009-08. The calculation of earnings per share required Webster to determine the dilutive effects of the Series A Preferred Stock tendered on June 24, 2009 and adjust earnings per share for the $58.8 million excess of the carrying amount of the preferred stock retired over the fair value of the common shares issued and cash delivered net of the $7.2 million of dividends paid. The year-over-year increase in net loss is primarily attributable to a $149.7 million increase in the provision for credit losses for the nine months ended September 30, 2009 compared to September 30, 2008, partially offset by a $24.3 million gain on the exchange of $63.9 million of Trust Preferred Securities for common stock. The year-over-year comparisons for the nine months ended September 30, 2009 as compared to the comparable period in 2008 are also impacted by the declining interest rate environment, and the effect that declining short-term interest rates and a flattening of the yield curve have had on net interest margin. Income (loss) from discontinued operations, net of taxes totaled $0.3 million for the nine months ended September 30, 2009 and $(3.1) million for the nine months ended September 30, 2008. The $3.4 million decrease in the loss from discontinued operations is due to the realization of a loss on the sale of Webster Insurance and Webster Risk Services in the September 30, 2008 period.

Significant Third Quarter Event

During the third quarter, Webster strengthened its capital position through an agreement with Warburg Pincus, the global private equity firm, pursuant to which Warburg agreed to invest $115 million in Webster, as previously disclosed. An initial amount of $40 million was invested on July 27, 2009 and the remaining $75 million was invested on October 15, 2009. This investment, coupled with the successful exchange offer for convertible preferred stock and trust preferred securities completed during the second quarter, enabled Webster to significantly increase common equity with minimal dilution to tangible book value. For more information regarding Warburg’s investment in Webster and the securities purchased, see Note 12 to Webster’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Selected financial highlights are presented in the table below.

	At or for the Three months ended September 30,		At or for the Nine months ended September 30,
(In thousands, except per share data)	2009	2008	2009	2008

Income (Loss) and Per Share Amounts
Net interest income	$126,672	$129,181	$364,157	$379,723
Total non-interest income	44,158	15,749	133,651	57,847
Total non-interest expense	127,086	117,315	375,179	370,726
Loss from continuing operations, net of tax	(19,242)	(16,007)	(62,228)	(17,596)
Income (loss) from discontinued operations, net of tax	—	(518)	313	(3,081)
Net income attributable to noncontrolling interests	8	14	21	6
Net loss attributable to Webster Financial Corporation	(19,250)	(16,539)	(61,936)	(20,683)
Net loss available to common shareholders	(26,100)	(21,748)	(30,854)	(26,323)

Income (loss) from continuing operations per common share - basic	$(0.39)	$(0.41)	$(0.55)	$(0.45)
Net income (loss) per common share - basic	(0.39)	(0.42)	(0.54)	(0.51)
Loss from continuing operations per common share - diluted (d)	(0.39)	(0.41)	(1.36)	(0.45)
Net loss per common share - diluted (d)	(0.39)	(0.42)	(1.35)	(0.51)
Dividends declared per common share	0.01	0.30	0.03	0.90
Book value per common share	21.11	30.19	21.11	30.19
Tangible book value per common share	13.05	16.13	13.05	16.13
Basic shares (average)	66,281	52,032	57,125	52,017
Diluted shares (weighted average) (c)	66,281	52,032	61,100	52,017
Dividends declared per Series A preferred share	21.25	22.19	63.75	22.19
Dividends incurred per Series B preferred share	12.50	—	37.50	—
Dividends declared per affiliate preferred share	0.22	0.22	0.65	0.65

Selected Ratios
Return on average assets (b)	(0.44)%	(0.37)%	(0.47)%	(0.14)%
Return on average shareholders’ equity (b)	(4.14)	(3.43)	(4.47)	(1.31)
Net interest margin	3.18	3.32	3.07	3.28
Efficiency ratio (a)	65.11	59.60	66.29	63.52
Tangible capital ratio	7.70	6.34	7.70	6.34
Tier one common equity to risk weighted assets (e)	6.40	6.91	6.40	6.91

(a)	Calculated using SNL’s methodology-non-interest expense (excluding foreclosed property expenses, intangible amortization, goodwill impairments and other charges) as a percentage of net interest income (FTE basis) plus non-interest income (excluding gain/loss on securities and other charges).
(b)	Calculated based on income from continuing operations for all periods presented.
(c)	For the three and nine months ended September 30, 2009 and 2008, respectively, the effect of stock options, restricted stock, convertible preferred stock outstanding at September 30, 2009 and the outstanding warrant to purchase common stock on the computation of diluted earnings per share was anti-dilutive. Therefore, the effect of these instruments were not included in the determination of diluted shares (average).
(d)	Calculated in accordance with FASB ASC Topic 260 and related updates including FASB ASU No. 2009-08 which required the Company to determine the dilutive effects of the Series A Preferred Stock tendered on June 24, 2009 separately from the remaining shares outstanding at September 30, 2009. Accordingly, the adjustments to dilutive EPS related to the Series A Preferred Stock includes the $58.8 million excess of the carrying amount of the preferred stock retired over the fair value of the common shares issued and cash delivered, net of the $7.2 million of dividends paid. These adjustments were not incorporated into the calculation of diluted EPS for the three and six months ended June 30, 2009. Had the $58.8 million excess of the carrying amount of the preferred stock retired over the fair value of the common shares issued and cash delivered, net of the $7.2 million of dividends paid been taken into consideration diluted EPS for continuing operations would have been $(0.66) and $(0.97) for the three and six months ended June 30, 2009, respectively, a decrease from the $0.30 and $(0.10), respectively, previously reported within Webster’s Form 10-Q for the three and six months ended June 30, 2009.
(e)	The ratios presented are projected for the 2009 reporting periods and actual for the 2008 reporting periods.

The following summarizes the major categories of assets and liabilities together with their respective interest income or expense and the rates earned or paid by Webster:

	Three months ended September 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$11,465,068	$131,266	4.54%	$12,805,398	$175,363	5.43%
Securities (b)	4,303,155	55,777	5.14	2,860,309	41,661	5.62
Federal Home Loan and Federal
Reserve Bank stock	138,070	674	1.94	132,413	1,265	3.80
Short-term investments	272,222	187	0.27	4,193	28	2.64
Loans held for sale	68,663	716	4.17	3,810	54	5.62

Total interest-earning assets	16,247,178	188,620	4.60	15,806,123	218,371	5.45
Noninterest-earning assets	1,344,626			1,537,759

Total assets	$17,591,804			$17,343,882

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$1,598,433	$—	—%	$1,515,047	$—	—%
Savings, NOW & money market deposits	7,444,729	15,602	0.83	5,869,948	19,660	1.33
Certificates of deposit	4,384,509	26,375	2.39	4,670,268	380,701	3.23

Total interest-bearing deposits	13,427,671	41,977	1.24	12,055,263	400,361	1.90

Repurchase agreements and other short-term debt	895,771	4,472	1.95	1,332,097	8,517	2.50
Federal Home Loan Bank advances	662,367	6,514	3.85	1,291,583	10,180	3.08
Long-term debt	589,384	5,322	3.61	655,760	9,018	5.50

Total borrowings	2,147,522	16,308	2.99	3,279,440	27,715	3.33

Total interest-bearing liabilities	15,575,193	58,285	1.48	15,334,703	428,076	2.21
Noninterest-bearing liabilities	146,798			132,799

Total liabilities	15,721,991			15,467,502
Equity	1,869,813			1,876,380

Total liabilities and equity	$17,591,804			$17,343,882

Fully tax-equivalent net interest income		130,335			(209,705)
Less: tax equivalent adjustments		(3,663)			(3,744)

Net interest income		$126,672			$(213,449)

Interest-rate spread			3.12%			3.24%
Net interest margin (b)			3.18%			3.32%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, net unrealized losses on available for sale securities of $40.6 million and $104.5 million as of September 30, 2009 and 2008, respectively, are excluded from the average balance for rate calculations.

	Nine months ended September 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$11,870,636	$409,566	4.58%	$12,677,899	$542,421	5.67%
Securities (b)	3,975,016	161,352	5.31	2,860,501	123,394	5.62
Federal Home Loan and Federal
Reserve Bank stock	136,940	1,970	1.92	124,922	4,305	4.60
Short-term investments	102,421	261	0.34	4,750	106	2.93
Loans held for sale	55,798	1,713	4.09	35,181	1,546	5.86

Total interest-earning assets	16,140,811	574,862	4.71	15,703,253	671,772	5.65
Noninterest-earning assets	1,417,635			1,538,806

Total assets	$17,558,446			$17,242,059

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$1,557,900	$—	—%	$1,480,139	$—	—%
Savings, NOW & money market deposits	6,716,808	46,542	0.93	5,852,690	63,145	1.44
Certificates of deposit	4,665,633	98,325	2.82	4,744,594	129,883	3.65

Total interest-bearing deposits	12,940,341	144,867	1.50	12,077,423	193,028	2.13

Repurchase agreements and other short-term debt	1,204,744	14,826	1.62	1,330,197	28,298	2.80
Federal Home Loan Bank advances	732,351	20,028	3.61	1,230,280	30,607	3.27
Long-term debt	641,152	20,002	4.16	658,387	28,968	5.87

Total borrowings	2,578,247	54,856	2.82	3,218,864	87,873	3.60

Total interest-bearing liabilities	15,518,588	199,723	1.72	15,296,287	280,901	2.44
Noninterest-bearing liabilities	172,467			147,586

Total liabilities	15,691,055			15,443,873
Equity	1,867,391			1,798,186

Total liabilities and equity	$17,558,446			$17,242,059

Fully tax-equivalent net interest income		375,139			390,871
Less: tax equivalent adjustments		(10,982)			(11,148)

Net interest income		$364,157			$379,723

Interest-rate spread			2.99%			3.21%
Net interest margin (b)			3.07%			3.28%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, net unrealized losses on available for sale securities of $80.1 million and $69.5 million as of September 30, 2009 and 2008, respectively, are excluded from the average balance for rate calculations.

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

	Three months ended September 30,			Nine months ended September 30,
	2009 vs. 2008			2009 vs. 2008
	Increase (decrease) due to			Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$(26,911)	$(17,186)	$(44,097)	$(99,799)	$(33,056)	$(132,855)
Loans held for sale	(17)	679	662	(560)	727	167
Securities and short-term investments	(726)	14,491	13,765	(6,057)	42,001	35,944

Total interest income	(27,654)	(2,016)	(29,670)	(106,416)	9,672	(96,744)

Interest on interest-bearing liabilities:
Deposits	(21,685)	5,931	(15,754)	(60,997)	12,836	(48,161)
Borrowings	(2,603)	(8,804)	(11,407)	(17,209)	(15,808)	(33,017)

Total interest expense	(24,288)	(2,873)	(27,161)	(78,206)	(2,972)	(81,178)

Net change in net interest income	$(3,366)	$857	$(2,509)	$(28,210)	$12,644	$(15,566)

Net Interest Income

Net interest income totaled $126.7 million and $364.2 million for the three and nine months ended September 30, 2009, respectively, a decrease of $2.5 million and $15.6 million from the comparable periods in the prior year, respectively. Average earning assets grew by 2.5% to $16.1 billion for the nine months ended September 30, 2009 from $15.7 billion for the nine months ended September 30, 2008, while the net interest margin declined from 3.32% and 3.28% for the three and nine months ended September 30, 2008, respectively, to 3.24% and 3.21% for the three and nine months ended September 30, 2009, respectively. The securities portfolio totaled $4.6 billion at September 30, 2009 compared to $3.7 billion at December 31, 2008 and $2.9 billion a year ago. The yield in the securities portfolio on a fully tax-equivalent basis for the three and nine months ended September 30, 2009 was 5.14% and 5.31%, respectively, compared with 5.62% and 5.62% for the same periods in 2008.

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

Interest Income

Interest income for the three months ended September 30, 2009 decreased $29.7 million, or 13.8%, from the comparable period in 2008. The decrease in short-term interest rates had an unfavorable impact on interest sensitive loans as well as lower rates on new volumes. The average balance for investment securities for the three months ended September 30, 2009 was $4.3 billion, an increase of $1.4 billion from the comparable period in 2008. The average balance for loans for the three months ended September 30, 2009 was $11.5 billion, a decrease of $1.3 billion from the comparable period in 2008.

Interest income for the nine months ended September 30, 2009 decreased $96.7 million, or 14.6%, from the comparable period in 2008. The decrease in short-term interest rates had an unfavorable impact on interest sensitive loans as well as increased non-performing loans. The average balance for investment securities for the nine months ended September 30, 2009 was $4.0 billion, an increase of $1.1 billion from the comparable period in 2008. The average balance for loans for the nine months ended September 30, 2009 was $11.9 billion, a decrease of $0.8 billion from the comparable period in 2008.

The yield on interest-earning assets decreased 94 basis points to 5.31% for the nine months ended September 30, 2009, from the comparable period in 2008. The decrease reflects the declining interest rate environment during these periods as well as increased non-performing loans.

The loan portfolio yield decreased 109 basis points to 4.58% for the nine months ended September 30, 2009 and comprised 73.5% of average interest-earning assets compared to 80.7% of average interest-earning assets for the nine months ended September 30, 2008.

Interest Expense

Interest expense for the three months ended September 30, 2009 decreased $27.2 million, or 31.8%, from the comparable period in 2008. The decrease for the three month period ended September 30, 2009 was primarily due to declining deposit funding costs, reflective of lower market rates of interest year over year. The cost of total interest bearing liabilities was 1.48% for the three months ended September 30, 2009, a decrease of 73 basis points from 2.21% for the comparable period in 2008. Interest expense on deposits for the three months ended September 30, 2009 decreased 66 basis points to 1.24% from 1.90% for the comparable period in 2008. Total interest expense on borrowings for the three months ended September 30, 2009 decreased 34 basis points to 2.99% from 3.33% for the comparable period in 2008.

For the nine months ended September 30, 2009, interest expense decreased $81.2 million, or 28.9%, from the comparable period in 2008. The decrease for the nine month period ended September 30, 2009 was primarily due to declining deposit funding costs and short-term borrowing interest rates. The cost of total interest bearing liabilities was 1.72% for the nine months ended September 30, 2009, a decrease of 72 basis points from 2.44% for the comparable period in 2008. Interest expense on deposits for the nine months ended September 30, 2009 decreased 63 basis points to 1.50% from 2.13% for the comparable period in 2008. Total interest expense on borrowings for the nine months ended September 30, 2009 decreased 78 basis points to 2.82% from 3.60% for the comparable period in 2008.

Provision for Credit Losses

The provision for credit losses was $85.0 million and $236.0 million for the three and nine months ended September 30, 2009, respectively, an increase of $39.5 million and $149.7 million compared to $45.5 million and $86.3 million for the three and nine months ended September 30, 2008, respectively. The increase in the provision for the three and nine months ended September 30, 2009 reflects increased levels of nonperforming loans and charge-offs. Of the $85.0 million and $236.0 million in provision for credit losses for the three and nine months ended September 30, 2009, $56.5 million and $184.7 million was for the continuing portfolio. Non-performing loans within the continuing portfolio increased $138.4 million compared to December 31, 2008. Net charge-offs for Webster’s continuing portfolio for the three and nine months ended September 30, 2009 were $51.4 million and $106.8 million, respectively, compared to $20.5 million and $47.5 million for the comparable periods in 2008. The annualized net charge-off ratio for the continuing portfolio for the three and nine months ended September 30, 2009 was 1.83% and 1.23% compared to 0.66% and 0.52% for the comparable periods in 2008. The provision for loan losses for the liquidating portfolio for the three and nine months ended September 30, 2009 was $28.5 million and $51.0 million, respectively. The annualized net charge-off ratio for the liquidating portfolio for the three and nine months ended September 30, 2009 was 21.36% and 18.73% compared to 22.48% and 13.08% for the comparable periods in 2008. Net charge-offs within Webster’s liquidating portfolio were $13.2 million and $37.8 million, respectively, for the three and nine months ended September 30, 2009 compared to $20.7 million and $37.7 million for the comparable period in 2008.

Management performs a quarterly review of the loan portfolio and unfunded commitments to determine the adequacy of the allowance for credit losses and the amount of provision for credit losses required. Several factors influence the amount of the provision, including loan growth and changes in portfolio mix as well as net charge-offs, and the economic environment.

The allowance for credit losses, which is comprised of the allowance for loan losses and the reserve for unfunded commitments, totaled $336.5 million, or 2.97% of total loans at September 30, 2009, and $245.8 million, or 2.02% of total loans at December 31, 2008. The allowance for loan losses related to the continuing portfolio was $269.3 million, or 2.52% of loans within the continuing portfolio at September 30, 2009 and $191.4 million, or 1.61% of loans within the continuing portfolio at December 31, 2008. The allowance for loan losses related to the liquidating portfolio was $57.1 million, or 24.1% of loans within the liquidating portfolio at September 30, 2009 and $43.9 million, or 14.5% of loans within the liquidating portfolio at December 31, 2008.

For further information, see “Loan Portfolio Review and Allowance for Credit Losses Methodology” included in the “Financial Condition—Asset Quality” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 57-61 of this report.

Non-Interest Income

The following summarizes the major categories of non-interest income for the three and nine months ended September 30, 2009 and 2008:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2009	2008	2009	2008
Non-Interest Income:
Deposit service fees	$30,844	$31,738	$88,787	$90,114
Loan related fees	5,557	7,171	18,389	21,920
Wealth and investment services	6,160	7,070	17,991	21,660
Mortgage banking activities	1,406	50	5,445	894
Increase in cash surrender value of life insurance	2,692	2,606	7,949	7,810
Net loss on sale of investment securities	(4,728)	(2,110)	(13,863)	(1,861)
Impairment losses on investment securities	(1,290)	(33,507)	(28,400)	(89,684)
Gain on exchange of trust preferreds for common stock	—	—	24,336	—
Gain on early extinguishment of subordinated notes	—	—	5,993	—
Gain on Visa share redemption	—	—	1,907	1,625
Other income	3,517	2,731	5,117	5,369

Total non-interest income	$44,158	$15,749	$133,651	$57,847

Total non-interest income was $44.2 million for the three months ended September 30, 2009, an increase of $28.4 million from the comparable period in 2008. The increase for the three months ended September 30, 2009 is primarily attributable to the $32.2 million reduction in other-than-temporary impairment charges, offset by a $2.6 million increase in net losses on the sale of investment securities.

Loan-related fees were $5.6 million for the three months ended September 30, 2009, down $1.6 million due to lower prepayment penalties and loan origination volumes for the quarter when compared to results from the year ago period. Wealth and investment services income was $6.2 million for the three months ended September 30, 2009, down $0.9 million when compared to results from the year ago period, primarily from lower valuation on assets under management given market declines year over year. Mortgage banking activities were $1.4 million for the three months ended September 30, 2009, up $1.4 million due to increased mortgage lending activity when compared to results from the year ago period. Net losses from the sale of investment securities were approximately $4.7 million for the quarter, an increase of $2.6 million when compared to the loss of $2.1 million recorded a year ago. Losses on the sale of investment securities are primarily due to management’s intent to reduce the concentration and exposure to other financial service entities. Other non-interest income was $3.5 million for the quarter compared to $2.7 million a year ago.

Total non-interest income was $133.7 million for the nine months ended September 30, 2009, an increase of $75.8 million from the comparable period in 2008. The increase for the nine months ended September 30, 2009 is primarily attributable to the $24.3 million gain on the exchange of $63.9 million of Trust Preferred Securities for common stock, a $61.3 million reduction in other-than-temporary impairment charges and a $6.0 million gain on the early extinguishment of subordinated notes offset by a $12.0 million increase in net losses on the sale of investment securities.

Deposit service fees totaled $88.8 million for the nine months ended September 30, 2009, down from $90.1 million in the year-ago period due to reduced customer overdraft fees and ATM usage. Loan-related fees were $18.4 million for the nine months ended September 30, 2009, down $3.5 million when compared to results from the year ago period due to lower prepayment penalties and loan origination volumes. Wealth and investment services income was $18.0 million for the nine months ended September 30, 2009, down $3.7 million when compared to results from the year ago period, primarily from lower valuation on assets under management given market declines year over year. Net losses from the sale of investment securities was approximately $13.9 million for the nine months ended September 30, 2009; an increase of $12.0 million when compared to a net loss of $1.9 million recorded a year ago. The net loss on the sale of investment securities is primarily due to management’s intent to reduce the concentration and exposure to other financial service entities and for tax planning purposes related to the deferred tax asset. Other non-interest income was $5.1 million for the nine months ended September 30, 2009 compared to $5.4 million a year ago.

Non-Interest Expense

The following summarizes the major categories of non-interest expense for the three and nine months ended September 30, 2009 and 2008:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2009	2008	2009	2008
Non-Interest Expenses:
Compensation and benefits	$59,772	$61,314	$175,430	$187,623
Occupancy	13,572	12,827	41,461	39,637
Furniture and equipment	15,199	14,892	45,627	45,686
Intangible assets amortization	1,421	1,464	4,334	4,476
Goodwill impairment	—	1,013	—	9,513
Marketing	3,802	2,478	10,104	11,061
Outside services	3,628	3,798	10,806	11,657
FDIC deposit insurance assessment	5,942	532	16,491	1,230
FDIC special deposit insurance assessment	—	—	8,000	—
Severance and other costs	4,169	1,535	5,722	10,253
Foreclosed and repossessed asset write-downs	2,232	1,968	8,354	2,685
Foreclosed and repossessed asset expenses	1,733	1,496	4,868	2,844
Other expenses	15,616	13,998	43,982	44,061

Total non-interest expenses	$127,086	$117,315	$375,179	$370,726

Total non-interest expenses were $127.1 million for the three months ended September 30, 2009 compared to $117.3 million for the comparable period in 2008. Foreclosed and repossessed asset write-downs were $2.2 million for the three months ended September 30, 2009 compared to $2.0 million for the comparable period in 2008. Foreclosed and repossessed asset expenses were $1.7 million for the three months ended September 30, 2009 compared to $1.5 million for the comparable period in 2008. The increase in write-downs and expenses for foreclosed and repossessed assets is due to the increase in foreclosure activity as well as declining asset values that resulted in the write-downs to realizable value while increased expenses are associated with higher levels of repossessed assets. For additional information on foreclosed and repossessed assets see the section entitled Nonperforming Assets in the Asset Quality discussion beginning on page 57 of this report. The FDIC deposit insurance assessment was $5.9 million for the three months ended September 30, 2009 compared to $0.5 million for the comparable period in 2008 due to the utilization of FDIC premium credits during fiscal 2008 and higher assessment rates effective in 2009. For additional information on FDIC deposit insurance assessments see page 14 of Webster’s Annual Report on 10-K for the year ended December 31, 2008. Severance and other costs were $4.2 million for the three months ended September 30, 2009 an increase of $2.6 million from the comparable period in 2008. The increase in severance and other costs also includes the establishment of a $2.9 million reserve for fraud which had no customer impact and excludes consideration of any recovery. Marketing expenses were $3.8 million for the three months ended September 30, 2009, an increase of $1.3 million from the comparable period in 2008. The increase in marketing is directly related to increased campaigns for checking and for increased advertising around branding.

Total non-interest expenses were $375.2 million for the nine months ended September 30, 2009, compared to $370.7 million for the comparable period in 2008. The decrease of $12.2 million in compensation and benefits is directly related to the benefits realized as a result of the OneWebster initiative. Foreclosed and repossessed asset write-downs were $8.4 million for the nine months ended September 30, 2009 compared to $2.7 million for the comparable period in 2008. Foreclosed and repossessed asset expenses were $4.9 million for the nine months ended September 30, 2009 compared to $2.8 million for the comparable period in 2008. The $5.7 million increase in write-downs and $2.1 million increase in foreclosed and repossessed asset expenses is due to the increase in foreclosure activity as well as declining asset values that resulted in the write-down to realizable value while increased expenses are associated with higher levels of repossessed assets. The FDIC deposit insurance assessment was $16.5 million for the nine months ended September 30, 2009 compared to $1.2 million for the comparable period in 2008 due to the utilization of FDIC premium credits during fiscal 2008. An $8.0 million special FDIC assessment based upon 5 basis points of Webster’s assets less Tier I Capital was required to be accrued as of June 30, 2009 and was paid on September 30, 2009 in connection with the FDIC’s final rule dated May 22, 2009. The increase in non-interest expenses related to foreclosed properties and repossessed assets and FDIC deposit insurance assessments were offset by the $12.2 million decrease in compensation and benefits for the nine months ended September 30, 2009 when compared to the same period in 2008 and $9.5 million goodwill impairment charge taken in 2008. For additional information on the OneWebster initiatives, FDIC deposit insurance assessment and goodwill impairment see pages 7-8, 14 and 94-95, respectively, of Webster’s Annual Report on Form 10-K for the year ended December 31, 2008. For additional information on foreclosed and repossessed assets see the section entitled Nonperforming Assets in the Asset Quality discussion beginning on page 57 of this report.

Income Taxes

Income tax benefits applicable to continuing operations for the three and nine months ended September 30, 2009, were $22.0 million and $51.1 million, respectively, compared to $1.9 million for the three and nine months in 2008.

The $22.0 million tax benefit on the $41.3 million pre-tax loss in the third quarter of 2009 reflects the application of an estimated annual effective tax-benefit rate of 45% to the $113.4 million pre-tax loss for the nine months ended September 30, 2009. The 45% tax-benefit rate is based on the pre-tax loss estimated for the full year of 2009. The effective tax-benefit rate for the nine months ended September 30, 2009 was 27%, excluding the impacts of goodwill impairment and the valuation allowance on securities as discussed below. The effective income tax rate differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from securities and income from life insurance policies. The comparison in effective tax rates between the two years is not meaningful because the exclusion of discrete items in 2008 resulted in taxable income for the purposes of calculating an effective rate.

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

Webster’s business segments results are intended to reflect each segment as if it were a stand-alone business. The following tables present the results for Webster’s business segments for the three and nine months ended September 30, 2009 and 2008. The results for the three and nine months ended September 30, 2009 incorporate the allocation of the increased provision for loan losses and the related income tax benefit to each of Webster’s business segments.

Business Segment Performance Summary:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2009	2008 (a)	2009	2008 (a)
Net Income (Loss)
Commercial Banking	$2,902	$8,765	$14,053	$34,424
Retail Banking	(1,798)	12,139	(3,534)	40,680
Consumer Finance	4,331	6,695	21,480	33,365
Other	1,296	908	1,629	702

Total reportable segments	6,731	28,507	33,628	109,171
Corporate & Reconciling items	(25,981)	(45,046)	(95,564)	(129,854)

Net loss attributable to Webster Financial Corporation	$(19,250)	$(16,539)	$(61,936)	$(20,683)

(a)	As of January 1, 2009 management realigned its business segments balances for Webster’s equipment finance, wealth management and insurance premium finance operating units, previously reported as a component of the Other reporting segment. Each has been reclassified to be included within the Commercial reporting segment while certain support functions were realigned within the corporate function. The 2008 balances were reclassified for comparability to the 2009 presentation.

Commercial Banking

The Commercial Banking segment includes Webster’s middle market, asset-based lending, commercial real estate, equipment finance, wealth management and insurance premium finance lines of business.

Commercial Banking Results:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2009	2008 (a)	2009	2008 (a)
Net interest income	$37,932	$35,076	$110,628	$104,557
Provision for credit losses	12,930	7,526	33,185	17,142

Net interest income after provision	25,002	27,550	77,443	87,415
Non-interest income	8,392	8,863	25,828	27,095
Non-interest expense	26,498	23,718	77,667	76,447

Income before income taxes	6,896	12,695	25,604	38,063
Income tax expense	3,994	3,930	11,551	3,639

Net income	$2,902	$8,765	$14,053	$34,424

Total assets at period end	$4,585,370	$5,250,643	$4,585,370	$5,250,643

Total loans at period end	4,584,032	5,207,976	4,584,032	5,207,976

Total deposits at period end	623,159	481,547	623,159	481,547

(a)	As of January 1, 2009 management realigned its business segments balances for Webster’s equipment finance, wealth management and insurance premium finance operating units, previously reported as a component of the Other reporting segment. Each has been reclassified to be included within the Commercial Banking reporting segment while certain support functions were realigned within the corporate function. The 2008 balances were reclassified for comparability to the 2009 presentation

Income before taxes decreased $5.8 million, or 45.7%, for the three months ended September 30, 2009 compared to the comparable period in 2008. Provision for credit losses increased by $5.4 million. Net interest income increased by $2.9 million reflecting improvement on risk/return pricing on existing and new relationships. Non-interest expenses increased $2.8 million primarily attributable to higher risk costs associated with foreclosed property, mitigated in part by lower compensation and that the prior period had a goodwill charge.

For the nine months ended September 30, 2009, income before taxes decreased $12.5 million, or 32.7%, compared to the comparable period in 2008. Provision for credit losses increased by $16.0 million. Net interest income increased by $6.1 million while non-interest income decreased $1.3 million and non-interest expenses increased $1.2 million.

The increases in the provision for credit losses is directly related to the negative portfolio risk rating migration offset by lower loan outstanding when compared to the year ago period. The decrease in assets is attributable to decreases in line usage of asset-based loans and a general slowing of business activity.

Retail Banking

Included in the Retail Banking segment is retail, business and professional banking and investment services.

Retail Banking Results:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Net interest income	$40,070	$53,826	$126,646	$164,000
Provision for credit losses	2,890	1,586	7,183	3,986

Net interest income after provision	37,180	52,240	119,463	160,014
Non-interest income	30,755	32,711	88,459	94,189
Non-interest expense	71,461	68,189	214,360	209,223

(Loss) income before income taxes	(3,526)	16,762	(6,438)	44,980
Income tax (benefit) expense	(1,728)	4,623	(2,904)	4,300

Net (loss) income	$(1,798)	$12,139	$(3,534)	$40,680

Total assets at period end	$1,571,585	$1,598,803	$1,571,585	$1,598,803

Total loans at period end	890,945	917,046	890,945	917,046

Total deposits at period end	10,156,412	9,375,017	10,156,412	9,375,017

Income before taxes for the three and nine months ended September 30, 2009 decreased by $20.3 million and $51.4 million respectively, from the comparable periods in 2008. The decline in the Retail Banking Segment’s earnings was driven by two factors: 1) a decrease in period contribution from deposits which are linked to the recent rapid decline in interest rates and 2) an increase in FDIC premiums. With a loan to deposit ratio of only 8.8%, the Retail Banking Segment’s contribution is driven largely by deposit balances which fund Webster’s other business segments. Net interest income for the third quarter decreased $13.8 million, or 25.6% from the prior year, driven by a decline in revenue earned on the Retail Banking deposit portfolio. The cost of retail deposits in the third quarter of 2009 was 1.38%, a decline of 49 basis points from the same period in 2008. The internal earnings credit, or Funds Transfer Pricing (“FTP”), associated with Webster’s wholesale funding costs dropped by 117 basis points during the same time period, which resulted in a 35.0% decrease in the margin on deposits. Wholesale funding costs dropped significantly as the Federal Reserve reduced short term interest rates in late 2008 and early 2009. Based upon Webster’s FTP methodology, the reduction in market interest rates also reduced the spread on many deposit products, such as checking and regular savings accounts, that were priced at or near historic minimums. Based on Webster’s FTP methodology, the near term operating contribution from this business segment is negatively impacted by the current unprecedented low interest rate environment. These results are near term and do not reflect the long-term value of the liquidity and funding provided by Webster’s retail deposit base which would be more evident in a higher interest rate environment.

At September 30, 2009 retail deposits grew by $796.5 million over the prior year as compared to September 30, 2008. The growth was concentrated in the core deposit product categories of Demand, MMDA and Savings. CD balances declined as customers shifted deposits into products with more liquidity and from lower rates offered on CD’s. Non-interest income for the third quarter ended September 30, 2009 decreased $2.0 million, or 6.0%, driven by a reduction in customer overdraft activity and ATM usage and a 17% decrease in investment revenues linked to a decline in investor confidence and a corresponding drop in sales activity. Non-interest expenses increased 4.8%, driven primarily by a $5.0 million increase in FDIC assessments and expenses associated with the opening of two de novo branches. The increase in FDIC insurance costs were driven by both a discontinuation of credits earned from previous periods and an actual increase in the rate assessed on deposits. The expense increases were primarily offset by a decrease in compensation and internal support costs driven by OneWebster initiatives.

Consumer Finance

Consumer Finance includes residential mortgage and consumer lending, as well as mortgage banking activities.

Consumer Finance Results:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Net interest income	$29,748	$28,472	$92,806	$90,510
Provision for credit losses	6,624	3,972	17,260	10,853

Net interest income after provision	23,124	24,500	75,546	79,657
Non-interest income	2,943	3,085	10,498	10,313
Non-interest expense	15,686	17,047	46,872	53,072

Income before income taxes	10,381	10,538	39,172	36,898
Income tax expense	6,042	3,829	17,671	3,527

Income before noncontrolling interest	4,339	6,709	21,501	33,371
Noncontrolling interest	8	14	21	6

Net income	$4,331	$6,695	$21,480	$33,365

Total assets at period end	$6,053,742	$6,999,619	$6,053,742	$6,999,619

Total loans at period end	5,887,939	6,719,333	5,887,939	6,719,333

Total deposits at period end	19,284	23,948	19,284	23,948

Net income decreased $2.4 million and $11.9 million, or 35.3% and 35.6%, for the three and nine months ended September 30, 2009, respectively, compared to the comparable periods in 2008. The decrease in net income is primarily attributable to an increase in income tax expense related to tax credits reflected in the 2008 periods. Income before taxes was relatively unchanged for the three months ended compared to the comparable period in 2008 while income before taxes increased $2.3 million, or 6.2%, for the nine months ended September 30, 2009, compared to the comparable period in 2008. The increase for the nine months ended September 30, 2009 is the result of the lower short term interest rates, an increase in the interest on loans held-for-sale and gains from loan sales due to increased mortgage activity reduced expenses related to business line restructuring and cost containment offset by an increase in the provision for credit losses. Non-interest expense decreased by $1.4 million and $6.2 million for the three and nine months ended September 30, 2009, respectively, due to decreased operating costs resulting from business line restructuring and cost containment initiatives offset by an increase in foreclosed property expenses. The decrease in assets is attributable to increased loan prepayments tied to refinance activity as well as securitizations of $203.0 million and $466.5 million in residential mortgage loans from the continuing portfolio during the second quarter of 2009 and the fourth quarter of 2008, respectively.

Other

Other includes HSA Bank and Government Finance.

Other Results:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2009	2008 (a)	2009	2008 (a)
Net interest income	$6,056	$4,478	$13,559	$12,161
Provision for credit losses	—	—	—	—

Net interest income after provision	6,056	4,478	13,559	12,161
Non-interest income	2,883	2,456	8,819	7,273
Non-interest expense	6,531	5,954	19,411	18,658

Income (loss) before income taxes	2,408	980	2,967	776
Income tax expense	1,112	72	1,338	74

Net income (loss)	$1,296	$908	$1,629	$702

Total assets at period end	$22,710	$25,044	$22,710	$25,044

Total loans at period end	—	—	—	—

Total deposits at period end	2,613,161	1,275,509	2,613,161	1,275,509

(a)	As of January 1, 2009 management realigned its business segments balances for Webster’s equipment finance, wealth management and insurance premium finance operating units, previously reported as a component of the Other reporting segment. Each has been reclassified to be included within the Commercial Banking reporting segment while certain support functions were realigned within the corporate function. The 2008 balances were reclassified for comparability to the 2009 presentation.

Net income of $1.3 million for the three months ended September 30, 2009 increased by $0.4 million when compared to the comparable period in 2008. Net interest income improved $1.6 million, or 35.2%, when compared to the three months ended September 30, 2008 due to improved margins on deposits relative to the earnings credit associated with Webster’s wholesale funding costs. The increase in non-interest income of $0.4 million, or 17.4%, compared to the three months ended September 30, 2008, is related to increased deposit fees at the HSA Bank division and increased financial advisory fees.

Net income for the nine months ended September 30, 2009 of $1.6 million increased $0.9 million when compared to the comparable period in 2008. The increase in net income was primarily due to the increase in deposit service fees earned on the growing deposits held at HSA. The increase in non-interest income was offset with a $1.3 million increase in income tax expense.

Reconciliation of reportable segments’ net income (loss) to condensed consolidated net income (loss):

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2009	2008 (a)	2009	2008 (a)
Net income from reportable segments	$6,731	$28,507	$33,628	$109,171
Adjustments, net of taxes:
Corporate Treasury Unit	1,641	(3,552)	1,994	17,047
Allocation of provision for credit losses	(28,581)	(23,693)	(97,905)	(49,112)
Allocation of net interest income	3,542	(3,654)	1,014	(9,960)
Discontinued operations	—	(518)	313	(3,081)
Allocation of non-interest income	448	(12,147)	7,833	(73,278)
Allocation of non-interest expense	(3,031)	(1,482)	(8,813)	(11,470)

Net loss attributable to Webster Financial Corporation	$(19,250)	$(16,539)	$(61,936)	$(20,683)

(a)	As of January 1, 2009 management realigned its business segments balances for Webster’s equipment finance, wealth management and insurance premium finance operating units, previously reported as a component of the Other reporting segment. Each has been reclassified to be included within the Commercial Banking reporting segment while certain support functions were realigned within the corporate function. The 2008 balances were reclassified for comparability to the 2009 presentation

Financial Condition

Webster had total assets of $17.8 billion and $17.6 billion at September 30, 2009 and December 31, 2008, respectively.

Total loans, net, decreased by $956.3 million, or 8.0%, from December 31, 2008 and $1.7 billion, or 13.3%, from September 30, 2008. The decrease from December 31, 2008 reflects lower loan originations, an increase in payoffs given refinancing activity, an increase in the allowance for loan losses and a $203.0 million loan securitization in the second quarter of 2009, while the decrease from September 30, 2008 is also due to lower loan originations, an increase in payoffs, an increase in the allowance for loan losses and the loan securitizations: a $466.5 million securitization in the fourth quarter of 2008 and the $203.0 million securitization in the second quarter of 2009. At the same time, total deposits increased $1.7 billion, or 14.4%, from December 31, 2008 and $1.8 billion, or 14.9%, from September 30, 2008 as a result of increases in Retail, Government Finance and HSA deposits. Webster’s loan to deposit ratio improved to 83.2% at September 30, 2009 compared with 102.5% and 108.7% at December 31, 2008 and September 30, 2008, respectively.

At September 30, 2009, total equity of $1.9 billion was relatively unchanged from December 31, 2008. Changes in equity for the nine months ended September 30, 2009 consisted of a $60.7 million decrease from the Series A convertible preferred stock exchange offer, a net loss of $61.9 million, $1.7 million of dividends to common shareholders, and $26.4 million of dividends to preferred shareholders, partially offset by an $83.2 million increase in other comprehensive income, $38.2 million from the Warburg investment, $36.8 million from the trust preferred share tender offer, and $6.1 million in employee stock options. At September 30, 2009, the tangible capital ratio was 7.70% compared to 7.70% at December 31, 2008 and 6.34% at September 30, 2008. See Note 13 of Notes to condensed consolidated financial statements for information on Webster’s regulatory capital levels and ratios.

Investment Securities Portfolio

The following table presents a summary of the cost and fair value of Webster’s investment securities:

(Dollars in thousands)	As of September 30, 2009				As of December 31, 2008
	Amortized Cost (a)(b)(c)	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses

Trading:
Municipal bonds and notes				$—				$77

Available for Sale:
U.S. Treasury Bills	$200	$—	$—	$200	$1,998	$2	$—	$2,000
Agency notes - GSE	130,215	77	(160)	130,132	—	—	—	—
Agency collateralized mortgage obligations (“CMOs”) - GSE	97,469	69	(417)	97,121	—	—	—	—
Single issuer trust preferred securities (a)	55,656	—	(16,069)	39,587	55,558	—	(24,737)	30,821
Pooled trust preferred securities (b)	77,610	10,660	(5,519)	82,751	104,052	—	(41,355)	62,697
Equity securities (c)	8,625	479	(525)	8,579	30,925	2,024	(2,174)	30,775
Mortgage-backed securities - GSE	1,412,806	38,470	(909)	1,450,367	972,323	16,592	(152)	988,763
Mortgage-backed securities - other	133,883	36	(30,373)	103,546	133,814	—	(60,165)	73,649

Total available for sale	$1,916,464	$49,791	$(53,972)	$1,912,283	$1,298,670	$18,618	$(128,583)	$1,188,705

Held-to-maturity:
Municipal bonds and notes	$688,481	$33,865	$(321)	$722,025	$700,365	$9,627	$(14,481)	$695,511
Mortgage-backed securities - GSE	1,956,713	70,955	(913)	2,026,755	1,751,679	43,912	—	1,795,591
Mortgage-backed securities - other	57,687	—	(191)	57,496	70,467	—	(1,824)	68,643

Total held-to-maturity	$2,702,881	$104,820	$(1,425)	$2,806,276	$2,522,511	$53,539	$(16,305)	$2,559,745

Total Investment Securities	$4,619,345	$154,611	$(55,397)	$4,718,559	$3,821,181	$72,157	$(144,888)	$3,748,527

(a)	Amortized cost is net of $10.0 million of credit related other-than-temporary impairments at September 30, 2009.
(b)	Amortized cost is net of $49.7 million of credit related other-than-temporary impairments at September 30, 2009.
(c)	Amortized cost is net of $27.9 million of other-than-temporary impairments at September 30, 2009.

In accordance with the disclosure requirements of FASB ASC Topic 320, previously recorded impairment charges not related to credit loss should be reclassified from retained earnings and recorded as a component of other comprehensive income (“OCI”). As a result, the Company recorded a cumulative effect adjustment that increased retained earning and decreased OCI by $17.6 million, or $11.4 million net of tax, respectively.

Webster, either directly or through Webster Bank, maintains an investment securities portfolio that is primarily structured to provide a source of liquidity for its operating needs, generate interest income and provide a means to balance interest rate sensitivity. The investment securities portfolio totaled $4.6 billion at September 30, 2009 compared to $3.7 billion at December 31, 2008 and $2.9 billion a year ago. The yield in the securities portfolio was 5.31% for the nine months ended September 30, 2009 compared with 5.62% for the comparable period in 2008 on a fully tax-equivalent tax basis.

During the three and nine months ended September 30, 2009, the Fed Funds target rate remained flat at 0.25% in response to the economic downturn. Short term rates, such as LIBOR, have declined while intermediate and long term rates have risen as the prospects for economic recovery emerge. Credit spreads have narrowed for the most liquid and highest rated credits but for the less liquid and lower credit securities those markets remain challenged.

All investment securities held by the Company at September 30, 2009 that were in an unrealized loss position were evaluated by management and determined not to be other-than-temporarily impaired. Management does not have the intent to sell the security, and it is more likely than not that it will not have to sell the security before recovery of its cost basis. To the extent that changes in true credit quality of the securities negatively impacts the realizability of future estimated cash flows, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. For additional information on the other-than-temporary charges, refer to the “Supplemental Information” link on the Investor Relations page on Webster’s website at www.wbst.com. This information does not constitute a part of this report and is not incorporated by reference herein.

Loan Portfolio

At September 30, 2009, total loans, net were $10.9 billion, a decrease of $1.0 billion from December 31, 2008. The decrease reflects the impact of the June 2009 securitization of $203.0 million of residential mortgage loans from the continuing portfolio, a decline in new origination volume, $144.6 million in net charge-offs and $40.4 million in foreclosed and repossessed properties.

Commercial loans (including commercial real estate) represented 47.5% of the loan portfolio at September 30, 2009, down from 47.7% at December 31, 2008 and up from 47.0% at September 30, 2008. Residential mortgage loans remained relatively unchanged at 25.1% of the loan portfolio at September 30, 2009 from 25.1% at December 31, 2008 and decreased from 27.5% at September 30, 2008. The remaining portion of the loan portfolio consisted of consumer loans, principally home equity loans and lines of credit.

The following paragraphs highlight, by business segment, the lending activities in the various portfolios during the three and nine months ended September 30, 2009. Please refer to Webster’s 2008 Annual Report on Form 10-K, pages 1 through 6, for a complete description of Webster’s lending activities and credit administration policies and procedures.

COMMERCIAL BANKING

Middle-Market Banking

At September 30, 2009, middle market loans, including commercial and owner-occupied commercial real estate, totaled $703.2 million, a decrease of 14.1% compared to $819.1 million at December 31, 2008 and a decrease of 19.2% compared to $870.2 million at September 30, 2008. New loan originations for the three and nine months ended September 30, 2009 totaled $8.2 million and $45.6 million, respectively, as compared to $26.9 million and $106.9 million for the comparable period in 2008. Lower originations in the three and nine months ended September 30, 2009 reflect the uncertainty in the economy throughout 2009 and fewer transactions that met Webster’s risk return criteria.

Commercial Real Estate

At September 30, 2009, commercial real estate loans totaled $1.4 billion, a decrease of $0.3 billion from December 31, 2008 and a decrease of $0.1 billion compared to September 30, 2008. The portfolio is administered by the Commercial Real Estate Division. There were no new loan originations for the three months ending September 30, 2009 and $34.0 million for the nine months ending September 30, 2009 as compared to $120.7 million and $371.3 million for the comparable periods. Lower originations in the three and nine months ended September 30, 2009 reflects the uncertainty in the economy throughout 2009 and fewer transactions that met Webster’s risk return criteria.

Residential Development Lending

At September 30, 2009, loans for residential development totaled $129.0 million, a decrease of 20.2% compared to $161.6 million at December 31, 2008 and a decrease of 40.7% compared to $217.6 million at September 30, 2008. Webster has materially reduced its new commitments for this segment, given slowing demand for new housing. This portfolio is administered by the Commercial Real Estate Division.

Webster Business Credit Corporation

At September 30, 2009, asset-based loans totaled $602.0 million, a decrease of 20.1% compared to $753.1 million at December 31, 2008 and a decrease of 30.7% compared to $868.2 million at September 30, 2008. Webster Business Credit Corporation (“WBCC”) is the Company’s asset-based lending subsidiary which is headquartered in New York, NY. During the three and nine months ended September 30, 2009, WBCC had new loan originations of $14.6 million and $18.0 million, respectively, compared to $16.4 million and $42.1 million for the comparable periods in 2008.

Equipment Financing

Webster’s equipment financing portfolio totaled $1.0 billion at September 30, 2009, unchanged from December 31, 2008 and September 30, 2008. Webster’s equipment financing business is conducted by Center Capital Corporation (“Center Capital”), its nationwide equipment financing subsidiary. Center Capital originated $48.8 million and $189.3 million in new loans during the three and nine months ended September 30, 2009, respectively, as significant decline compared to $107.9 million and $325.1 million during the comparable periods in 2008.

Insurance Premium Financing

Budget Installment Corporation (“BIC”), Webster’s insurance premium financing subsidiary, provides products covering commercial property and casualty policies for businesses throughout the United States. BIC had total loans outstanding of $93.5 million at September 30, 2009, an increase of 8.6% compared to $86.1 million at December 31, 2008 and an increase of 17.5% compared to $79.6 million at September 30, 2008. New loans originated in the three and nine months ended September 30, 2009 totaled $54.6 million and $171.9 million, compared to $48.9 million and $133.5 million, for the comparable periods in 2008. On November 2, 2009, the Company sold BIC. See Note 19 – Subsequent events - for additional information.

RETAIL BANKING

Business & Professional Banking

Business & Professional Banking, Webster’s small business banking division, had loans outstanding of $888.5 million at September 30, 2009, a decrease of 4.2% as compared to $927.0 million outstanding at December 31, 2008, and a decrease of 2.9% compared to $915.0 million at September 30, 2008. Included in the portfolio is $491.1 million of loans secured by commercial real estate. New loan originations for the three and nine months ended September 30, 2009 totaled $17.9 million and $59.3 million, respectively, compared to $40.9 million and $151.3 million for the comparable periods in 2008.

CONSUMER FINANCE

Residential Mortgage and Mortgage Banking

For the three and nine months ended September 30, 2009, new residential mortgage loan originations totaled $219.1 million and $840.2 million, respectively, compared with $123.6 and $393.2 million for the comparable periods in 2008. Due to the increased mortgage loan origination activity during the three and nine months ended September 30, 2009, there are increased levels of loans designated as held for sale. At September 30, 2009 and December 31, 2008, there were $18.9 million and $5.5 million, respectively, of residential mortgage loans held for sale in the secondary market.

The residential mortgage loan continuing portfolio totaled $2.8 billion at September 30, 2009 and $3.0 billion at December 31, 2008. At September 30, 2009, approximately $0.8 billion, or 28.3%, of the portfolio consisted of adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. At September 30, 2009, approximately $2.0 billion, or 71.7%, of the total residential mortgage loan portfolio consisted of fixed rate loans.

The liquidating portfolio of residential construction loans totaled $5.8 million at September 30, 2009, a decrease of 68.9%, compared with $18.7 million at December 31, 2008, the result of continued property dispositions during the quarter ended September 30, 2009 and year to date.

Consumer Loans

Consumer finance includes home equity loans and lines of credit and other consumer loans. At September 30, 2009, consumer loans within the continuing portfolio totaled $2.9 billion, a decrease of 5.0%, or $0.2 billion, compared to December 31, 2008. At September 30, 2009, consumer loans within the liquidating portfolio totaled $231.3 million, a decrease of 18.5%, or $52.3 million compared to December 31, 2008. The decline in the liquidating portfolio reflects paydown activity and charge-offs taken in the quarter and year to date.

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

The quarterly allowance for credit loss analysis includes consideration of the risks associated with unfunded loan commitments and letters of credit. These commitments are converted to estimates of potential loss using loan equivalency factors, and include internal and external historic loss experience. At September 30, 2009, the reserve for unfunded credit commitments was $10.1 million and is included in accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets.

Management considers the adequacy of the allowance for credit losses to be a critical accounting policy. The adequacy of the allowance is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Webster’s market and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for credit losses is adequate as of September 30, 2009, actual results may prove different and these differences could be significant.

A summary of the changes in the allowance for credit losses follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008

Continuing portfolio:
Beginning balance	$264,159	$151,997	$191,426	$138,180
Provision	56,543	29,883	184,704	70,683
Charge-offs:
Residential	(2,721)	(1,624)	(10,478)	(4,140)
Consumer	(10,237)	(4,643)	(27,020)	(11,124)
Commercial (a)	(37,594)	(14,835)	(68,803)	(31,227)
Residential development	(3,019)	(161)	(5,417)	(3,872)

Total charge-offs	(53,571)	(21,263)	(111,718)	(50,363)
Recoveries	2,175	714	4,894	2,831

Net charge-offs	(51,396)	(20,549)	(106,824)	(47,532)

Ending balance - continuing portfolio	$269,306	$161,331	$269,306	$161,331

Liquidating portfolio:
Beginning balance	$41,840	$32,871	$43,903	$49,906
Provision	28,457	15,617	50,996	15,617
Charge-offs:
NCLC	(135)	(14,025)	(5,608)	(22,569)
Consumer (home equity)	(13,256)	(6,767)	(33,992)	(15,665)

Total charge-offs	(13,391)	(20,792)	(39,600)	(38,234)
Recoveries	194	142	1,801	549

Net charge-offs	(13,197)	(20,650)	(37,799)	(37,685)

Ending balance - liquidating portfolio	$57,100	$27,838	$57,100	$27,838

Ending balance - allowance for loan losses	$326,406	$189,169	$326,406	$189,169

Reserve for unfunded credit commitments:(b)
Beginning balance	$10,038	$9,500	$10,500	$9,500
Provision	67	—	367	—
Reduction of provision previously recorded	—	—	(762)	—

Ending balance reserve for unfunded commitments	$10,105	$9,500	$10,105	$9,500

Ending balance - allowance for credit losses	$336,511	$198,669	$336,511	$198,669

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.
(b)	Reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.

A summary of annualized net charge-offs to average outstanding loans by category follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net charge-offs continuing:
Residential	0.35%	0.18%	0.44%	0.15%
Commercial (a)	2.86	0.97	1.70	0.76
Consumer	1.33	0.60	1.13	0.48

Net charge-offs continuing	1.83%	0.66%	1.23%	0.52%

Net charge-offs liquidating:
NCLC	4.55%	92.69%	52.12%	45.26%
Consumer (home equity)	21.81	8.81	15.34	6.54

Net charge-offs liquidating	21.36	22.48	18.73	13.08

Total net charge-offs to total average loans (b)	2.25%	1.29%	1.62%	0.90%

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.
(b)	Net loan charge-offs as a percentage of average loans is calculated by annualizing the net charge off amounts for the three month period and dividing the result by average total loans for the respective periods.

See the Allowance for Credit Losses Methodology section within Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 54 through 56 of Webster’s 2008 Annual Report on Form 10-K for additional information.

Asset Quality information at September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
(Dollars in thousands)	Amount	%		Amount	%

Nonaccrual loans	$281,693	71.6		$228,207	86.7
Nonaccrual restructured loans	79,383	20.2		4,359	1.7
Foreclosed property	32,517	8.2		30,623	11.6

Nonperforming assets	$393,593	100.0		$263,189	100.0

Loans 90 days or more past due and still accruing	$2,891			$1,110

Asset Quality Ratios:
Nonaccrual and restructured loans as a percentage of total loans		3.19%			1.91%
Nonperforming assets as a percentage of:
Total assets		2.21			1.50
Total loans plus foreclosed property		3.47			2.15
Net charge-offs as a percentage of average loans (annualized)		1.62			1.09
Allowance for loan losses as a percentage of total loans		2.88			1.93
Allowance for credit losses as a percentage of total loans		2.97			2.02
Ratio of allowance for loan losses to:
Net charge-offs		2.26	x		1.70	x
Nonaccrual and restructured loans		0.90			1.01

Nonperforming Assets

The following table details nonperforming assets:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Percent (1)	Amount	Percent (1)
Loans:
Continuing Portfolio:
Consumer finance:
Residential	$109,761	3.88%	$52,502	1.73%
Consumer	39,837	1.41	29,939	1.00

Total consumer finance	149,598	2.64	82,441	1.37

Commercial:
Commercial banking	66,810	3.01	49,987	1.96
Equipment financing	31,784	3.38	13,138	1.28

Total commercial	98,594	3.12	63,125	1.77

Commercial real estate	47,644	2.29	8,032	0.39
Residential development	44,821	34.75	48,628	30.10

Total commercial real estate	92,465	4.17	56,660	2.53

Non-performing loans - continuing portfolio	340,657	3.09	202,226	1.71

Liquidating Portfolio:
NCLC	4,914	84.35	13,402	71.53
Consumer (home equity)	15,505	6.70	16,938	5.97

Non-performing loans - liquidating portfolio	20,419	8.61	30,340	10.03

Total non-performing loans	$361,076	3.20%	$232,566	1.92%

Foreclosed and repossessed assets:
Continuing Portfolio:
Residential and consumer	$7,705		$3,107
Commercial	21,704		22,868

Total foreclosed and repossessed assets - continuing	$29,409		$25,975

Liquidating Portfolio:
NCLC/Consumer	3,108		4,648

Total foreclosed and repossessed assets	$32,517		$30,623

Total non-performing assets	$393,593		$263,189

(1)	Represents the principal balance of past due loans as a percentage of the outstanding principal balance within the comparable loan category. The percentage excludes the impact of deferred costs and unamortized premiums.

The allowance for loan losses at September 30, 2009 was $326.4 million and represented 2.9% of total loans compared to an allowance of $235.3 million that represented 1.9% of total loans at December 31, 2008. The allowance for loan losses allocated to the continuing portfolio at September 30, 2009 was $269.3 million and represented 2.5% of the principal balance of loans within the continuing portfolio compared to an allowance of $191.4 million that represented 1.6% of the principal balance of loans within the continuing portfolio at December 31, 2008. The allowance for loan losses allocated to the liquidating portfolio at September 30, 2009 was $57.1 million and represented 24.1% of loans within the liquidating portfolio compared to an allowance of $43.9 million that represented 14.5% of loans within the liquidating portfolio December 31, 2008. For additional information on the allowance, see Note 5 of Notes to Condensed Consolidated Financial Statements elsewhere in this report.

Webster’s total nonperforming assets (NPAs) increased to $393.6 million at September 30, 2009 in comparison with $263.2 million at December 31, 2008. NPAs in the continuing portfolio were $370.1 million at September 30, 2009 compared to $228.2 million at December 31, 2008. NPAs in the commercial and consumer finance continuing portfolio increased $71.3 million and $67.2 million, respectively, from December 31, 2008.

Credit metrics in the $3.0 billion continuing home equity portfolio have shown a decrease in delinquencies as loans greater than 30 days past due were 1.10% at September 30, 2009 down from 1.14% at December 31, 2008, while the nonaccrual rate increased to 1.41 from 1.00% at December 31, 2008.

Webster’s liquidating portfolios consisting of indirect, out of market, home equity and national construction loans had $237.1 million outstanding at September 30, 2009 compared to $302.4 million at December 31, 2008. The total of $237.1 million consists of $5.8 million in construction loans, and $231.3 million in home equity lines and loans. Liquidating portfolio charge-offs were $13.4 million and $39.6 million for the three and nine months ended September 30, 2009, respectively. They consisted of $0.1 million and $5.6 million, respectively, in gross charges for construction loans and $13.3 million and $34.0 million, respectively, in gross charges for consumer home equity loans. Provision for loan losses related to the liquidating portfolios totaled $28.5 million and $51.0 million for the three and nine months ended September 30, 2009, respectively. The increase in charge-off activity from the prior quarters reflects the expedited resolution approach taken by management for the NCLC portfolio. As of September 30, 2009, Webster has reserves of $1.0 million and $56.1 million, respectively, against the residential and consumer liquidating portfolios or $57.1 million in total reserves against $237.1 million in the total liquidating portfolio.

Other Past Due Loans

The following table sets forth information regarding Webster’s over 30-day delinquent loans, excluding loans held for sale and nonaccrual loans:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Principal Balances	Percent (1)	Principal Balances	Percent (1)
Past due 30-89 days:
Continuing Portfolio:
Residential	$38,927	1.38%	$45,909	1.51%
Consumer	31,178	1.10	33,848	1.14
Commercial	20,142	0.64	29,353	0.82
Commercial real estate	23,872	1.14	7,158	0.35
Residential development	776	0.60	2,096	1.29

Total continuing portfolio	114,895	1.04	118,364	1.00

Liquidating Portfolio:
NCLC	910	15.62	4,487	23.95
Consumer (home equity)	11,680	5.05	15,621	5.51

Liquidating portfolio	12,590	5.31	20,108	6.65

Total loans past due 30-89 days	127,485	1.13	138,472	1.14

Past due 90 days or more and accruing:
Continuing portfolio
Commercial	2,685	0.09	459	0.01
Commercial real estate	206	0.01	450	0.02
Residential development	—	—	201	0.12

Total loans past due 90 days and still accruing	2,891	0.50	1,110	0.01

Total over 30-day delinquent loans	$130,376	0.78%	$139,582	1.15%

(1)	Represents the principal balance of past due loans as a percentage of the outstanding principal balance within the comparable loan portfolio category. The percentage excludes the impact of deferred costs and unamortized premiums.

Declines in real estate values in certain markets in which Webster conducts business, coupled with a reduction in the ability of certain homeowners to refinance or repay their residential and/or consumer obligations has resulted in an increase in delinquencies in Webster’s continuing residential and consumer portfolios.

Troubled Debt Restructures

A loan whose terms have been modified due to the financial difficulties of a borrower is reported by Webster as a troubled debt restructure (“TDR”). All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. All fees and expenses associated with a TDR are expensed as incurred. The following table presents loans that have been restructured as a TDR as of the dates presented.

(In thousands)	September 30, 2009	December 31, 2008
Residential	$56,205	$3,698
Consumer	9,991	473
Commercial	118,438	7,803

Total	$184,634	$11,974

The increase in residential and consumer troubled debt restructures reflect the impact of Webster’s expansion of mortgage assistance programs to keep borrowers in their homes.

Webster individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement for impairment based on the fair value of expected cash flows or collateral. At September 30, 2009, impaired loans totaled $577.9 million including loans of $116.1 million net of an impairment allowance of $28.9 million. At December 31, 2008, impaired loans totaled $203.4 million, including loans of $29.8 million net of an impairment allowance of $2.8 million. The increase in impaired loans is primarily related to the $128.5 million increase in non-performing loans from December 31, 2008, the increase in Webster’s mortgage assistance program participation.

Federal Home Loan Bank and Federal Reserve Bank Stock

As of September 30, 2009, the Company had $93.2 million of capital stock invested in the Federal Home Loan Bank of Boston (FHLBB). This investment is required in order for the Company to access the advances for liquidity and funding purposes. The capital stock investment is restricted in that there is no market for it, and can only be redeemed by the FHLBB. On December 8, 2008, the FHLBB announced a moratorium on the repurchase of excess stock held by its members. Based on requirements to hold a certain amount of capital stock given advances outstanding, the Company would have been required to only hold $56.5 million in FHLBB stock as of September 30, 2009, $36.7 million less than the amount held at September 30, 2009. In addition, the FHLBB suspended paying dividends on its stock since the fourth quarter of 2008. In their correspondence with members, the FHLBB suggested that no dividends were likely in 2009 as one of many measures to preserve and rebuild its capital position. The FHLBB’s weakened financial condition is primarily attributable to OTTI charges taken on private label mortgage-backed securities. The FHLBB obtains financing by issuing debt on a consolidated basis with the other Federal Home Loan Bank System banks. The system as a whole and the FHLBB both remain AAA rated. The Company continues to monitor the financial condition of the FHLBB and progress toward reinstating dividends and ability to redeem excess stock.

As of September 30, 2009, the Company had $47.715 million of capital stock invested in the Federal Reserve Bank (FRB). Per 12 USC 282 Webster is required to have FRB stock equal to 6% of the bank’s capital and surplus, 3% paid in. Member banks in the Federal Reserve System are required to purchase Federal Reserve stock in accordance with Regulation I (12 CFR 209). The capital stock investment is restricted in that there is no market for it and it can only be redeemed by the FRB itself. Currently, the FRB pays a dividend of 6% annualized. There is no expectation of any change in this payment rate or OTTI at this time.

Deposits

Total deposits increased $1.7 billion, or 14.4%, to $13.6 billion at September 30, 2009 from $11.9 billion at December 31, 2008 and $1.8 billion, or 14.9%, from $11.8 billion at September 30, 2008. The increase occurred primarily in money market accounts, savings and health savings accounts, and reflects the Company’s commitment to a deposits first focus in 2009.

Borrowings and Other Debt Obligations

Total borrowed funds, including long-term debt, decreased $1.5 billion, or 40.9%, to $2.1 billion at September 30, 2009 from $3.6 billion at December 31, 2008 and $1.6 billion, or 42.6%, from September 30, 2008. Borrowings represented 11.9% of assets at September 30, 2009 compared to 20.4% at December 31, 2008 and 21.1% at September 30, 2008. See Notes 9 and 10 of Notes to Condensed Consolidated Financial Statements for additional information.

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

The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points over a twelve month period starting September 30, 2009 and December 31, 2008 might have on Webster’s net income for the subsequent twelve month period.

	-200bp	-100bp	+100bp	+200bp
September 30, 2009	N/A	N/A	+0.4%	+1.8%
December 31, 2008	N/A	N/A	+1.9%	+5.3%

Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is within policy limits for all scenarios. The flat rate scenario at the end of 2008 assumed a federal funds rate of .25%. The flat rate scenario as of September 30, 2009 assumed a federal funds rate of .25%. The decrease in sensitivity to higher rates since year end is due to increased fixed rate investment securities balances, deposit mix changes, and increased common shares outstanding. As the federal funds rate was at .25% on September 30, 2009, the -100 and -200 basis point scenarios have been excluded.

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s net income for the subsequent twelve month period starting September 30, 2009 and December 31, 2008.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp

September 30, 2009	N/A	N/A	-3.7%	-6.0%	-10.6%	-5.3%	+4.6%	+8.6%

December 31, 2008	N/A	N/A	-3.5%	-5.0%	-16.2%	-7.6%	+6.6%	+12.3%

The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months and the long end is terms of greater than 18 months. Webster’s net income generally benefits from a rise in long term interest rates since more new and existing assets than liabilities are tied to long term rates. A decline in long term interest rates has the opposite effect and is relatively greater in the -100 basis point scenario due to an acceleration of mortgage related asset prepayments. Webster’s net income generally benefits from a fall in short term interest rates since more new and existing liabilities than assets are tied to short term rates over a twelve month period. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base. An increase in short term interest rates has the opposite effect on net income. The primary drivers of increases in short end sensitivity are increased fixed rate investment securities balances and deposit mix changes. The primary driver of decreases in long end sensitivity is increased common shares outstanding. In this slow growth, low earnings environment, base case earnings have been adjusted higher to reflect more normalized credit losses. Webster is within policy for all scenarios except the Long End declines. The risk arising from Long End declines is primarily driven by mortgage prepayments. The prevailing distress in the housing market has created uncertainty as to the predictability of mortgage prepayments for declines in market interest rates. Webster’s ALCO has approved the exception to the policy limits and continues to evaluate prepayment projections for these scenarios as well as potential hedging strategies.

The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at September 30, 2009 and December 31, 2008 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

	Book Value	Estimated Economic Value	Estimated Economic Value Change
(Dollars in thousands)			-100 BP	+100 BP
September 30, 2009
Assets	$17,808,286	$17,635,203	N/A	$(349,146)
Liabilities	15,910,912	15,505,837	N/A	(246,478)

Total	$1,897,374	$2,129,366	N/A	$(102,668)

Net change as % of base net economic value				(4.8)%

December 31, 2008
Assets	$17,583,537	$17,092,247	N/A	$(316,917)
Liabilities	15,699,799	15,096,460	N/A	(230,612)

Total	$1,883,738	$1,995,787	N/A	$(86,305)

Net change as % of base net economic value				(4.3)%

The book value of assets exceeded the estimated economic value at September 30, 2009 and December 31, 2008 principally because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $559.6 million and $563.9 million, as of September 30, 2009 and December 31, 2008, respectively.

Changes in net economic value are primarily driven by changing durations of assets and liabilities which are caused by changes in the level of interest rates, spreads and volatilities. Changes in rates, spreads and volatility have had a modest impact on equity at risk at September 30, 2009 versus December 31, 2008 in the +100 basis point scenarios as seen in the table above. Due to the low level of interest rates, the -100 basis point scenario has been excluded.

These net income and economic values estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at September 30, 2009 represents a reasonable level of risk given the current interest rate outlook. Management is prepared to act in the event that interest rates do change rapidly.

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

At September 30, 2009 and December 31, 2008, FHLB advances outstanding totaled $0.7 billion and $1.3 billion, respectively. Webster Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.8 billion at September 30, 2009 and $1.6 billion at December 31, 2008. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $1.5 billion at September 30, 2009 or used to collateralize other borrowings, such as repurchase agreements. At September 30, 2009 Webster Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $450.2 million, and had $309.8 million in capacity to issue FDIC backed debt through its Temporary Liquidity Guarantee Program (TLGP).

Webster’s primary sources of liquidity at the parent company level are dividends from Webster Bank, investment income and net proceeds from borrowings, investment sales and capital offerings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster’s common stock and the payment of principal and interest to holders of senior notes and capital securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company. At September 30, 2009, there were no retained earnings available for the payment of dividends to the Company.

For the three and nine months ended September 30, 2009, a total of 9,205 and 17,774 shares of common stock were repurchased at an average cost of $11.00 and $8.59 per common share, respectively. No shares were repurchased during such period as part of the September 26, 2007, 2.7 million share stock buyback program with 2.1 million shares remaining available to be repurchased under the program at September 30, 2009. All 9,205 and 17,774 shares for the three and nine months ended September 30, 2009 were repurchased outside of the publicly announced repurchase program in the open market to fund equity compensation plans.

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

For the three and nine months ended September 30, 2009, Webster did not engage in any off-balance sheet transactions that would have a material effect on its condensed consolidated financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, beginning on page 61 under the caption “Asset/Liability Management and Market Risk”.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Webster or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 1A.	RISK FACTORS

During the three and nine months ended September 30, 2009 there were no material changes to the risk factors as previously disclosed in Webster’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Webster common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)

July 1 – 31, 2009	2,918	$7.85	—	2,111,200

August 1-31, 2009	—	—	—	2,111,200

September 1-30, 2009	6,287	12.46	—	2,111,200

Total	9,205	$11.00	—	2,111,200

(1)	The Company’s current stock repurchase program, which was announced on September 26, 2007, authorized the Company to purchase up to an additional 5% of Webster’s common stock outstanding at the time of authorization, or 2.7 million shares. The program will remain in effect until fully utilized or until modified, superseded or terminated. All 9,205 shares repurchased during the three months ended September 30, 2009 were repurchased outside of the repurchase program in the open market to fund equity compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed within the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Certificate of Elimination Relating to the Company’s Series C Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2006 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.6	Bylaws, as amended effective December 18, 2007 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2007 and incorporated herein by reference).

3.7	Certificate of Designations of Perpetual Participating Preferred Stock, Series C of Webster Financial Corporation (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.8	Certificate of Designations of Non-Voting Perpetual Participating Preferred Stock, Series D of Webster Financial Corporation (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.9	Amendment to Article III of the Webster Financial Corporation Bylaws effective July 28, 2009 (filed as exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

4.1	A Warrant, Series 1 to purchase shares of Corporation common stock (filed as exhibit A.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

4.2	B Warrant, Series 1 to purchase shares of Corporation’s Series C Perpetual Participating Preferred Stock (filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

4.3	Form of A Warrant, Series 2 to purchase shares of Corporation’s Series C Perpetual Participating Preferred Stock (filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

4.4	Form of B Warrant, Series 2 to purchase shares of Corporation’s Series C Perpetual Participating Preferred Stock (filed as exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

10.1	Investment Agreement, dated as of July 27, 2009 by and between Webster Financial Corporation and Warburg Pincus Private Equity X, L.P., (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: November 6, 2009	By:	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer

Date: November 6, 2009	By:	/s/ Gerald P. Plush
Gerald P. Plush
Senior Executive Vice President -
Chief Financial Officer and Chief Risk Officer
(Principal Financial Officer)

Date: November 6, 2009	By:	/s/ Douglas O. Hart
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