Form 10-K
period 2009-12-31
WEBSTER FINANCIAL CORP
filed 2010-03-01
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐.

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

The aggregate market value of the common stock held by non-affiliates of Webster Financial Corporation was approximately $0.5 billion, based on the closing sale price of the common stock on the New York Stock Exchange on June 30, 2009, the last trading day of the registrant’s most recently completed second quarter.

The number of shares of common stock outstanding, as of January 29, 2010: 78,409,425.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2010.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

WEBSTER FINANCIAL CORPORATION

2009 ANNUAL REPORT ON FORM 10-K

i

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of forward-looking statements, see the section captioned “Forward-Looking Statements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Company Overview

Webster Financial Corporation (“Webster” or the “Company”), a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Delaware in 1986. Webster, on a consolidated basis, at December 31, 2009 had assets of $17.7 billion and equity of $2.0 billion. Webster’s principal assets at December 31, 2009 were all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”).

Webster, through Webster Bank and various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout southern New England and into eastern New York State. Webster also offers equipment financing, commercial real estate lending, asset-based lending, and health savings accounts on a regional or national basis. Webster provides business and consumer banking, mortgage lending, financial planning, trust and investment services through 181 banking offices, 501 ATMs, telephone banking and its Internet website (www.websteronline.com). Webster Bank offers, through its HSA Bank division, (www.hsabank.com), health savings accounts on a nationwide basis. Webster’s common stock is traded on the New York Stock Exchange under the symbol “WBS”.

Webster’s mission statement, the foundation of its operating principles, is stated simply as “We Find A Way” to help individuals, families and businesses achieve their financial goals. The Company operates with a local market orientation and with a vision to be New England’s bank. Operating objectives include acquiring and developing customer relationships through marketing, on boarding and cross-sale efforts to fuel internal growth and expanding geographically in contiguous markets through a build and buy strategy. Webster also pursues acquisitions of like-minded partners who share Webster’s vision to be New England’s bank.

Operating Segments

Webster’s operations are managed along four reportable operating segments consisting of Commercial, Retail, Consumer Finance and Other. For further information regarding the operating segments of the Company, see the sections captioned “Business Segment Results” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 22 – Business Segments in Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

Commercial Banking

Webster’s Commercial Banking group provides lending, deposit and cash management services to middle-market companies in its four-state franchise territory and commercial real estate loans principally in New England and the mid-Atlantic region. Additionally, it serves as a primary referral source to wealth management and retail banking. All credit underwriting, contract preparation and closings, as well as servicing (including collections) are centrally performed by the applicable group. At December 31, 2009 the loan portfolio of the Commercial Banking group declined 14.0% to $4.3 billion from $5.0 billion at December 31, 2008. The majority of this decline is due to a planned reduction in equipment financing and asset based lending as well as the sale of Webster’s insurance premium finance subsidiary in November 2009. The following discussion provides information regarding the components of the Commercial Banking group.

Middle-Market Banking

The Middle-Market group delivers Webster’s broad range of financial services to a diversified group of companies with revenues greater than $10 million, primarily privately held companies located within southern New England. Typical loan facilities include lines of credit for working capital, term loans to finance purchases of equipment and commercial real estate loans for owner-occupied buildings. Unit and relationship managers within the Middle-Market group average over 20 years of experience in their markets. The Middle-Market loan portfolio was $714.0 million at December 31, 2009, a decrease of 12.8%, compared to $819.1 million at December 31, 2008, primarily due to prepayment activity. Total Middle-Market new loan originations were $74.2 million in 2009 compared to $106.2 million in 2008. Total Middle-Market new credit lines issued were $26.2 million in 2009 compared to $73.0 million in 2008. The decline in volume is directly related to the weak economic climate.

Commercial Real Estate Lending

The Commercial Real Estate group provides variable rate and fixed rate financing alternatives (primarily in Connecticut, Massachusetts, Rhode Island, New York, New Jersey and Pennsylvania) for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. Loans are typically secured by investment quality real estate, including apartments, anchored retail and industrial and office properties. Loan types include construction, construction mini-perm and permanent loans, in amounts that generally range from $2 million to $15 million and are diversified by property type and geographic location. The lending group consists of a team of professionals with a high level of expertise and experience. The majority of the lenders have more than 15 years of national lending experience in construction and permanent lending with major banks and insurance companies. The commercial real estate portfolio declined by $0.1 billion or 5.9% to $1.6 billion at December 31, 2009 as compared to $1.7 billion at December 31, 2008. Total new loan originations for the Commercial Real Estate portfolio were $34.4 million in 2009 compared to $356.6 million in 2008. The reduction reflects the Company’s adoption of a cautious posture in light of economic conditions.

Webster Business Credit Corporation

Webster Business Credit Corporation (“WBCC”) is Webster Bank’s asset-based lending subsidiary. WBCC is headquartered in New York, New York and has regional offices in South Easton, Massachusetts and Hartford, Connecticut. Asset-based loans are generally secured by accounts receivable and inventories of the borrower and, in some cases, also include additional collateral such as property and equipment. The segment of the commercial portfolio underwritten by WBCC was $533.3 million at December 31, 2009, a decrease of 29.2%, compared to $753.4 million at December 31, 2008. Total new loan and line originations for the asset-based lending portfolio were $71.2 million in 2009 compared to $83.5 million in 2008. In the fourth quarter of 2009, as part of the Company’s intent to have WBCC focus its efforts on the New England and Mid-Atlantic regions, WBCC offices in Chicago, Atlanta, Cleveland, and Memphis were closed.

Equipment Financing

Center Capital Corporation (“Center Capital”) is Webster Bank’s equipment financing subsidiary, and is headquartered in Farmington, CT. Center Capital transacts business with end users of equipment, either by soliciting this business on a direct basis or through referrals from various equipment manufacturers, dealers and distributors with whom it has relationships. The equipment financing portfolio was $0.9 billion at December 31, 2009, a decrease of 10%, compared to $1.0 billion at December 31, 2008. The decline reflects the decision to exit the aviation financing business in early 2009 and a decline in demand overall given economic uncertainty. In the fourth quarter of 2009, management elected to re-focus Center Capital’s efforts on three distinct financing niches: construction and transportation, environmental, and manufacturing. As part of the narrowing of business focus in the fourth quarter of 2009, headcount was reduced by 29 people.

Center Capital markets its products regionally through a direct sales force of equipment financing professionals who are grouped by customer type or collateral-specific business line. During 2009, financing initiatives encompassed three distinct industry/equipment niches, each operating as a division: Construction and Transportation, Environmental and Manufacturing.

Within each division, Center Capital seeks to finance equipment that retains value throughout the term of the underlying transaction. Financing terms are for less than the financed equipment’s projected useful life, with a focus on having minimal residual value risk. All credit underwriting, contract preparation and closings, as well as servicing (including collections) are performed centrally at Center Capital’s headquarters in Farmington, Connecticut.

Wealth Management and Investment Planning

Webster Financial Advisors’ ("WFA") primary customers are high net worth clients, not-for-profit organizations and business clients with investment management, trust, credit and deposit products and financial planning services. WFA takes a comprehensive view when dealing with clients in order to fully serve their short- and long-term financial objectives. Proprietary and non-proprietary investment products are offered through WFA and the J. Bush & Co. division. WFA provides several different levels of financial planning expertise including specialized services through another wholly-owned subsidiary, Fleming, Perry & Cox. At December 31, 2009 there were approximately $1.8 billion of client assets under management and administration, an increase of 5.9% when compared to $1.7 billion of client assets under management and administration at December 31, 2008. The increase in assets under management and administration is directly related to a recovery of the market value of these assets. These assets are not included in the Consolidated Balance Sheets.

Deposit and Cash Management Services

Webster offers a wide range of deposit and cash management services for clients ranging from sole proprietors to large corporations. For depository needs, Webster offers products ranging from core checking and money market accounts, to treasury sweep options including repurchase agreements and euro-dollar deposits. For clients with more sophisticated cash management needs, available services include ACH origination and payment services such as lockbox for receipts posting, positive pay for fraud control and controlled disbursement for cash forecasting. All of these services are available through Webster’s online banking system Webster Web-Link (tm) which uses image technology to provide online information to customers.

Retail Banking

Retail Banking is dedicated to serving the needs of over 412,000 consumer households and approximately 60,000 small business customers in southern New England and eastern New York State. Retail Banking is focused on growing its customer base through the acquisition of new customer relationships and the retention and expansion of existing customer relationships.

Distribution Network

Retail Banking’s distribution network provides convenience and easy access to Webster’s full range of products and services. This multi-channel network is comprised of 181 banking offices and 501 ATMs in Connecticut, Massachusetts, Rhode Island and New York. The distribution network also includes a full-range of internet banking services as well as a telephone banking center. In addition to transaction and servicing convenience, Retail Banking’s distribution network delivers a full range of deposit, lending and investment products and services to both consumer and small business customers within Webster’s regional footprint.

Retail Deposit Activities

Retail Banking’s primary focus is on core deposit growth, which provides a low-cost funding source for the Bank in addition to an increasing stream of fee revenues. As of December 31, 2009, consumer retail deposits within the branch footprint totaled $8.8 billion. Consumer retail deposits exclude deposits of the Business & Professional Banking division, which is discussed below. Webster’s successful execution of its deposit strategy from retail and other lines of business is evidenced by its #2 ranking in deposit market share in the state of Connecticut. Core retail deposit growth is driven by a growing base of checking relationships, strong customer retention and successful cross-sell efforts including increasing debit card and on-line banking usage. Growth is achieved by offering a range of deposit products that pay competitive interest rates to meet customer savings and liquidity management needs and deepen customer relationships.

Business & Professional Banking

The Business & Professional Banking division (“B&P”) is focused on the development and delivery of a full array of credit and deposit-related products to small businesses and professional services firms with annual revenue up to $10 million. B&P markets and sells to these customers through a combination of direct sales (‘Business Bankers’) and branch-delivered efforts. B&P is a significant generator of deposits to Webster. The B&P lending effort is focused on those customers with borrowing needs from $10,000 to $2 million. Deposits from B&P customers totaled $1.3 billion as of December 31, 2009. Webster was recognized in 2009, for the eighth consecutive year, by the Connecticut district of the Small Business Administration (“SBA”) as the state’s leading bank SBA 504 lender. Webster was also recognized as the leading Connecticut lender based on number of loans and dollars of loans approved for the second consecutive year and led the State of Connecticut in the SBA’s newly initiated (America’s Recovery Capital) “ARC” loan program. Webster remains a leader in the SBA’s Patriot Express Program and was awarded the “Veteran’s Champion of the Year” by the Connecticut District Office of the SBA. The B&P loan portfolio was $868.7 million in 2009 compared to $927.0 million in 2008. Total new loan originations and credit lines for B&P Banking were $80.8 million in 2009 compared to $238.0 million in 2008.

Investment Services

Webster offers investment and securities-related services, including brokerage and investment advice through a strategic partnership with UVEST Financial Services Group, Inc. Webster, through its relationship with UVEST, has over 100 dual employees who are registered representatives, located throughout its branch network, offering customers an array of insurance and investment products including stocks and bonds, mutual funds, annuities and managed accounts. Brokerage and online investing services are available for customers. At December 31, 2009, Webster had $1.8 billion of assets under administration in its strategic partnership with UVEST, compared with $1.6 billion of assets under administration at December 31, 2008. These assets are not included in the Consolidated Balance Sheets. UVEST, a provider of investment and insurance programs in financial institutions’ branches, is a broker dealer registered with the Securities and Exchange Commission, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority (“FINRA”), and a member of the Securities Investor Protection Corporation (“SIPC”).

Expansion in 2009

An important element of Webster’s growth strategy is to increase share in existing markets, especially newer markets, and work to optimize all delivery channels. The Company opened two de novo banking centers in the first and third quarter of 2009, one in Cranston, Rhode Island, and one in East Greenwich, Rhode Island. In the fourth quarter of 2009, Webster opened a flagship office in Boston, Massachusetts in the heart of the financial district there and also relocated its Providence, Rhode Island regional offices and opened a new banking center in the heart of the Providence financial district.

The Boston flagship office located in the former Boston Stock Exchange Building brings the totality of Webster to this new market including middle market banking, business and professional banking, government banking, cash management and retail banking. In Providence, moving the Company’s regional headquarters and opening a new banking center in a premier location at 100 Westminster sets the stage for significant growth for Webster in the Providence Metropolitan Statistical Area (“MSA”) where Webster is already growing market share. Webster currently has 33 banking offices in the Boston to Providence corridor.

Consumer Finance

The Consumer Finance division provides a comprehensive suite of lending products, including residential first mortgages, home equity lines of credit, home equity loans and other installment loans to Webster customers and prospects in Webster’s branch footprint. These products are delivered through various distribution channels including the branch network, customer care center, loan originators and via the internet.

Consumer loan products are underwritten in accordance with internal credit policies and accepted industry guidelines including, but not limited to, the evaluation of the creditworthiness of the borrower(s) and collateral. Independent credit reporting agencies, Fair Isaac scoring model (FICO) and the analysis of personal financial information are utilized to determine the credit worthiness of potential borrowers. Also, the Consumer Finance division obtains and evaluates an independent appraisal of collateral value to determine the adequacy of the collateral. Updated FICO scores and collateral values are obtained on at least a quarterly basis.

Residential Mortgages and Mortgage Banking

Consumer Finance is dedicated to providing a full complement of residential mortgage loan products that are available to meet the financial needs of Webster’s customers. Webster offers products including conventional conforming and jumbo fixed rate loans, conforming and jumbo adjustable rate loans, Federal Housing Authority (“FHA”), Veterans Administration (“VA”) and state agency mortgage loans through the Connecticut Housing Finance Authority (“CHFA”). Various programs are offered to support the Community Reinvestment Act goals at the state level. Types of properties consist of one-to-four family residences, owner and non-owner occupied, second homes, construction, permanent and improved single family building lots. Webster both retains and sells servicing on originated loans. The determination to sell or retain servicing is dependent on several factors including borrower relationships with Webster and interest rate risk.

Total residential mortgage originations for the group were $1.1 billion in 2009 compared to $0.6 billion in 2008. The $0.5 billion increase in originations resulted from a high level of refinancing activity within the industry in response to lower interest rates that began in the first quarter of 2009. Approximately $470.5 million of the loans originated were sold during 2009.

Consumer Loans

Webster Bank offers home equity lines of credit and loans and other installment loans as part of Consumer Finance. Webster also offers its customers credit card programs issued by a third party provider. The liquidating segment in Consumer Finance largely comprises of home equity loans that were originated out of footprint prior to 2008 and this portfolio is rapidly declining as planned. The liquidating portfolio receivables reduced by 23% year over year from $283.7 million at December 31, 2008 to $219.1 million at December 31, 2009. The continuing segment, which largely comprises of retail originations in footprint, declined by 7% year over year from $3.0 billion at December 31, 2008 to $2.8 billion at December 31, 2009. New originations for consumer loans are included in the continuing portfolio and declined from $0.9 billion in 2008 to $0.3 billion in 2009.

Other

Health Savings Accounts

HSA Bank is a division of Webster Bank and is a leader in providing health savings accounts in conjunction with consumer directed health plans. HSA Bank focuses entirely on marketing and servicing health savings accounts (“HSAs”). HSA Bank serves customers in every state, combining specialized knowledge, convenience and service with competitive rates and fees, 24-hour access online (www.hsabank.com) and telephone service. As of

December 31, 2009, HSA Bank had approximately 260,000 accounts compared to approximately 224,000 accounts at December 31, 2008. HSA deposit balances totaled $668.2 million at December 31, 2009, an increase of 25.9%, compared to $530.7 million at December 31, 2008.

Government Banking

Webster’s Government Banking division provides a full range of banking, cash management, investment, and credit-related services to public entities across Webster’s four-state footprint. The group offers customized products that are delivered locally through single points of contact through offices located in Connecticut, Rhode Island and Massachusetts. By acquiring and developing relationships that consider Webster to be their “primary bank”, Government Banking has become a consistent and significant source of funding for the Bank. This business effort has been enhanced by the consistent investment the Bank has made in recent years in both the depth and breadth of cash management services and overall infrastructure. Government Banking division’s deposits were $1.9 billion at December 31, 2009, an increase of 137.5%, compared to $0.8 billion at December 31, 2008.

Risk Management Functions

Webster’s risk management framework has been designed to identify, monitor, report and manage risk issues throughout the Company. The Audit and Risk Committees of the Board of Directors, comprised solely of independent directors, oversee all Webster’s risk-related matters. Webster’s Enterprise Risk Management Committee, which reports directly to the Risk Committee of the Board, is chaired by Webster’s Chief Risk Officer and is comprised of Webster’s Executive Management Committee and Senior Risk Officers. Webster’s Senior Risk Officers oversee matters related to market, credit and operational risk and report directly to the Chief Risk Officer. Webster’s Corporate Treasurer, Chief Credit Risk Officer and Chief Compliance and Operating Risk Officer are Webster’s Senior Risk Officers and are responsible for overseeing matters related to the Company’s risk environment.

Market Risk

Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates and prices, such as equity prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Due to the nature of its operations, Webster is primarily exposed to interest rate risk and, liquidity risk. Accordingly, Webster’s interest rate sensitivity and liquidity are monitored on an ongoing basis by its Asset and Liability Committee (“ALCO”). ALCO’s primary goals are to manage interest rate risk to maximize net income and net economic value over time within agreed upon risk parameters, in changing interest rate environments and to ensure an adequate supply of liquidity over time in changing business environments subject to Board of Director approved risk limits. ALCO is chaired by Webster’s Treasurer who, as a Senior Risk Officer, regularly reports ALCO findings to the Enterprise Risk Management Committee and the Risk Committee of the Board of Directors.

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

•

Credit Risk Management, which is under the supervision of the Chief Credit Risk Officer, is independent of the loan production and Treasury areas, oversees the approval process, ensures adherence to credit policies and monitors efforts to reduce classified and non-performing assets.

•

The Credit Risk Review Department, which is independent of the loan production areas and loan approval, performs ongoing independent reviews of the risk management process, the adequacy of loan documentation and the assigned loan risk ratings. The results of its reviews are reported directly to the Risk Committee of the Board of Directors.

The Credit Risk Management Committee (CRMC), which consists of senior managers responsible for lending and senior managers from credit risk management, is chaired by Webster’s Chief Credit Risk Officer who, as a Senior Risk Officer, regularly reports CRMC findings to the Enterprise Risk Management Committee and the Risk Committee of the Board of Directors regarding the credit quality of the loan and investment portfolios.

Operational Risk

Operational Risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events. The definition includes the risk of loss from failure to comply with laws, ethical standards and contractual obligations and includes oversight of key operational risks including cash transfer risk. Webster’s Chief Compliance and Operating Risk Officer oversees the management and effectiveness of Webster’s compliance, enterprise risk management and operational risk management framework which includes the Compliance Program, the Bank Secrecy Act Program, the CRA and Fair Lending Programs, the Privacy Program, the Information Security Program, the Identity Theft Prevention Program, the Bank Security Program and the Enterprise Risk Management Program. The Chief Compliance and Operating Risk Officer is responsible for reporting on the adequacy of all operating risk management components and programs to the Enterprise Risk Management Committee and the Risk Committee of the Board of Directors and/or other committees of the Board as provided for under relevant charters, and is responsible for supervision of the following areas:

•

Compliance Risk Management is independent of the operational lines of business and manages and controls compliance risks at the corporate level. Webster’s Compliance Program defines the infrastructure to support this oversight with defined roles and responsibilities, compliance risk assessments, policies and procedures, training and communication, testing and monitoring, issue management and supervision, evaluation and reporting mechanisms.

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

•

The Community Reinvestment Act and Fair Lending Department is responsible for ensuring the respective programs, regulatory requirements and performance objectives are monitored for ongoing effectiveness and compliance.

•

Enterprise Risk Management is responsible for evaluating, aggregating and reporting on all enterprise risks to the Enterprise Risk Management Committee and the Risk Committee of the Board of Directors.

Webster’s Operating Risk Management Committee (ORMC), which consists of senior managers responsible for human resources, legal, information security and operations and senior managers from operating risk management, is chaired by Webster’s Chief Compliance and Operating Risk Officer who, as a Senior Risk Officer, regularly reports ORMC findings to the Enterprise Risk Management Committee and the Risk Committee of the Board of Directors regarding compliance, security, BSA, CRA and enterprise risk management as well as operating risk matters.

Internal Audit provides an independent assessment of the quality of internal controls for all major business units and operations throughout Webster. Results of Internal Audit reviews are reported to management and the Audit Committee. Corrective measures are monitored to ensure risk issues are mitigated or resolved. The General Auditor reports directly to the Audit Committee and administratively to the Chief Risk Officer.

Additional information on risks and uncertainties and additional factors that could affect the results anticipated in these forward-looking statements or from historical performance can be found in Item 1A. and elsewhere within this Form 10-K for the year ended December 31, 2009 and in other reports filed by Webster with the SEC.

The OneWebster and OneWebster Plus Initiatives

The OneWebster and OneWebster Plus Initiatives, which began in January 2008 and continued through the first quarter of 2009, were a company-wide review of business practices designed to enhance the customer experience and improve the Company’s overall operating efficiency. As a result of these initiatives, Webster expects annual pre-tax benefits of $50 million by the middle of 2010 through actions that will save approximately $40 million in costs and achieve an additional $10 million in incremental revenue growth on an annual run-rate basis compared with 2007. Webster plans to achieve the $40 million in cost savings by streamlining processes and by instituting other efficiency initiatives. About 240 positions were eliminated, with more than half achieved through attrition and elimination of open positions as part of the OneWebster Initiative. An additional 240 positions were eliminated in connection with the OneWebster Plus Initiative again with more than half achieved through attrition and elimination of open positions. Webster incurred severance and other related charges of approximately $13.1 million in connection with the implementation of over 1,100 OneWebster ideas generated by employees during 2008.

Looking toward 2010, management intends to complete its commitment made in the OneWebster process and initiate a Continuous Improvement Process to generate new ideas for revenue enhancement and cost reduction. This will also require investment in the “We in Webster” employee engagement program which is an essential part of Webster’s culture.

Webster’s future results are likely to be impacted by the results of the implementation of the OneWebster and OneWebster Plus Initiatives, as discussed herein. Generally, the amounts of the anticipated cost savings and revenue enhancements are based to some extent on estimates and assumptions regarding future business performance and expenses. These estimates and assumptions may or may not prove to be accurate in some respects. As more fully described in Item 1A of this Form 10-K for the year ended December 31, 2009, Webster is subject to various risks inherent in its business. These risks may cause the anticipated cost savings and revenue enhancements from the initiative not to be achieved in their entirety, not to be accomplished within the expected time frame, or to result in implementation charges beyond those currently contemplated or some other unanticipated adverse impact. Furthermore, the implementation of cost savings ideas may have unintended impacts on Webster’s ability to attract and retain business and customers, while revenue enhancement ideas may not be successful in the marketplace or may result in unintended costs. Assumed attrition required to achieve workforce reductions may not come in the right places or at the right times to meet planned goals.

Regional Expansion and Related Activities

By establishing a prominent presence in the heart of Boston’s financial district in the fourth quarter of 2009, Webster has taken a significant step toward its vision of being New England’s bank. The regional expansion into Boston will emphasize the totality of Webster that will include a representation of all of its lines of business, initially targeting primarily government, commercial, small business lending, and individual consumer banking through its new downtown banking center there.

Also in the fourth quarter of 2009, the Company also relocated its regional offices into downtown Providence and opened a new banking center in the heart of the financial district. This move has set the stage for significant additional growth for Webster in the Providence MSA, where the Company has already begun growing market share.

Webster intends to increase its share in existing markets, especially those newer to Webster, and work to optimize all of its delivery channels. Webster also plans to nearly double its business lending volume in 2010 and add approximately 150 Webster bankers. Management believes that expansion within its core business banking footprint with specific emphasis on small business and middle market is essential in keeping with Webster’s goal to be the leading regional commercial bank serving New England.

The Company’s growth and increased market share have been achieved through both internal growth and in prior periods through acquisitions. Acquisitions typically involve the payment of a premium over book and market values and commonly result in one-time charges against earnings for integration and similar costs. Cost-savings, especially incident to in-market acquisitions, are achieved and revenue growth opportunities are enhanced through acquisitions. No acquisitions were undertaken during 2009 or 2008. The Company divested its wholly owned insurance premium finance subsidiary in the fourth quarter of 2009, and sold its investment in Webster Insurance and Webster Risk Services in the first and second quarters of 2008, respectively. See Note 3 – Sale of Subsidiaries and Branch for additional information regarding these transactions.

Subsidiaries of Webster Financial Corporation

Webster’s direct subsidiaries as of December 31, 2009, included Webster Bank N.A. and Fleming, Perry & Cox, Inc. Webster also owns all of the outstanding common stock in the following unconsolidated financial vehicles that have issued or may in the future issue trust preferred securities: Webster Capital Trust III, Webster Capital Trust IV, Webster Capital Trust V, Webster Capital Trust VI, Webster Capital Trust VII, Webster Statutory Trust I, People’s Bancshares Capital Trust II, Eastern Wisconsin Bancshares Capital Trust II and NewMil Statutory Trust I.

Webster Bank’s direct subsidiaries include Webster Mortgage Investment Corporation, Webster Preferred Capital Corporation, Webster Business Credit Corporation and Center Capital Corporation. Webster Bank is the primary source of retail activity within the consolidated group. Webster Bank provides banking services through 181 banking offices, 501 ATMs, telephone banking and the Internet. Residential mortgage origination activity is conducted through Webster Bank. Webster Mortgage Investment Corporation is a passive investment subsidiary whose primary function is to provide servicing on passive investments, such as residential and commercial mortgage loans transferred from Webster Bank. Webster Preferred Capital Corporation is a real estate investment trust, which holds mortgage assets, principally residential mortgage loans transferred from Webster Bank. Various commercial lending products are provided through Webster Bank and its subsidiaries to clients throughout the United States. WBCC provides asset-based lending services. Center Capital provides equipment financing for end users of equipment. Additionally, Webster Bank has various other subsidiaries that are not significant to the consolidated group.

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

Regulatory Agencies

Webster is a legal entity separate and distinct from Webster Bank and its other subsidiaries. As a bank holding company and a financial holding company, Webster is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Webster is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Webster is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “WBS,” and is subject to the rules of the NYSE for listed companies. Webster Bank is organized as a national banking association under the National Bank Act. It is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”). Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”), and it is subject to certain FDIC regulations.

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

The BHC Act, the federal Bank Merger Act and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of 5.0% or more of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Dividends

The principal source of Webster’s cash revenues is dividends from Webster Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing dividend restrictions, Webster Bank did not have the ability to pay dividends at December 31, 2009.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2009 of $93.2 million. At December 31, 2009, the Bank had approximately $544.7 million in Federal Home Loan Bank advances.

On January 28, 2009, the Federal Home Loan Bank of Boston (FHLBB) notified its members via a letter from its president of its focus on preserving capital in response to ongoing market volatility. The letter outlined that actions taken by the FHLBB included an excess stock repurchase moratorium, an increased retained earnings target, and quarterly dividend payout restrictions, and indicated that members will likely face quarters where there is little to no dividend payout. The FHLBB also indicated they could not indicate when dividends might edge closer to historical levels. During 2009, Webster did not receive dividends from the FHLBB. There has been no indication to date in 2010 from the FHLBB of any change in resuming dividend payouts.

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

As of December 31, 2009, Webster and Webster Bank exceeded the regulatory requirements for the classification as “well capitalized”. See Note 15 — of Notes to Consolidated Financial Statements for additional information regarding Webster and Webster Bank’s regulatory capital levels.

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

Financial Privacy

In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the

GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, the affiliate marketing provisions of the Fair Credit Reporting Act require that, in certain situations where consumers’ information is shared with affiliates for use in marketing, the consumers must be given notice and a chance to opt out of the marketing.

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

Deposit Insurance

Substantially all of the deposits of Webster are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings.

In December 2008, the FDIC issued a final rule that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment, which resulted in annualized assessment rates for institutions in the highest risk category (“Risk Category 1 institutions”) ranging from 12 to 14 basis points (basis points representing cents per $100 of assessable deposits). In February 2009, the FDIC issued final rules to amend the DIF restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. For Risk Category 1 institutions that have long-term debt issuer ratings, the FDIC determines the initial base assessment rate using a combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and the financial ratios method assessment rate (as defined), each equally weighted. The initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis. After the effect of potential base-rate adjustments, total base assessment rates range from 7 to 24 basis points. The potential adjustments to a Risk Category 1 institution’s initial base assessment rate, include (i) a potential decrease of up to 5 basis points for long-term unsecured debt, including senior and subordinated debt and (ii) a potential increase of up to 8 basis points for secured liabilities in excess of 25% of domestic deposits.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF. Deposit insurance expense during 2009 included $8.0 million recognized in the second quarter related to the special assessment.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Company paid $84.6 million in prepaid risk-based assessments, which included $5.4 million related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. The remaining $79.2 million in pre-paid deposit insurance is included in the accompanying Consolidated Balance Sheet as of December 31, 2009.

FDIC deposit insurance assessment expenses totaled $30.1 million, $4.7 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Webster’s management is not aware of any practice, condition or violation that might lead to the termination of deposit insurance.

Emergency Economic Stabilization Act of 2008

Among the numerous steps the U.S. government has taken in response to the financial crises affecting the overall banking system and financial markets, was the enactment of the Emergency Economic Stabilization Act of 2008 (EESA) on October 3, 2008. The EESA included a provision for an increase in the amount of deposits insured by the FDIC to $250,000 until December 2009 to strengthen confidence in the banking system (this time period was subsequently extended to December 31, 2013 by the Helping Families Save Their Homes Act of 2009). On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program (TLGP) that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. The TLGP also provides that the FDIC will guarantee qualifying senior unsecured debt issued prior to June 2009 by participating banks and certain qualifying holding companies. Participating institutions are assessed a 10 basis point surcharge on the additional insured deposits and a 50 to 100 basis point assessment on qualifying senior unsecured debt issued under the debt guarantee portion of the program. Webster has elected to participate in both portions of the TLGP and incur the surcharge as a cost of participation.

Troubled Asset Relief Program and Capital Purchase Program

The Troubled Asset Relief Program (TARP) was established as part of the EESA in October 2008. The TARP gave the Treasury authority to deploy up to $700 billion into the financial system with the objective of improving liquidity in the capital markets. On October 24, 2008, the Treasury announced plans to direct $250 billion of the $700 billion authorized into preferred stock investments in banks (the Capital Purchase Program or CPP). The general terms of this preferred stock program are as follows for a participant bank: pay 5% dividends on the Treasury’s preferred stock for the first five years and 9% dividends thereafter; cannot increase common dividends for three years while the Treasury is an investor; the Treasury receives warrants entitling the Treasury to buy participating bank’s common stock equal to 15% of the Treasury’s total investment in the participating bank; and participating bank executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation which is tax deductible and other detailed terms and conditions. In addition to the executive compensation restrictions announced by the Department of Treasury, participants in the CPP are now also subject to the more stringent executive compensation limits enacted as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), which was signed into law on February 17, 2009. Among other things, the ARRA more strictly limits the payment of incentive compensation and any severance or golden parachute payments to certain highly compensated employees of CPP participants, expands the scope of employees who are subject to a clawback of bonus and incentive compensation that is based on results that are later found to be materially inaccurate, adds additional corporate governance requirements, and requires the Department of Treasury to perform a retroactive review of compensation to the five highest compensated employees of all CPP participants. See Note 14 – Shareholders’ Equity for additional information related to TARP and the CPP program.

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

In January 2010, Webster submitted a formal plan to the U.S. Treasury regarding an orderly repayment of the CPP investment. As noted in the Company’s fourth quarter 2009 earnings release, the Company’s overall capital strength underpins Webster’s desire to initiate an orderly and responsible repayment plan.

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

Community Reinvestment Act and Fair Lending Laws

Webster Bank has a responsibility under the Community Reinvestment Act of 1977 (“CRA”) to help meet the credit needs of its communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In connection with its examination, the OCC assesses Webster Bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. Webster Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of Webster. Webster Bank’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by the OCC as well as other federal regulatory agencies and the Department of Justice. The Bank’s latest FDIC CRA rating was “satisfactory”.

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

Legislative Initiatives

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and/or depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to Webster or any of its subsidiaries could have a material effect on the business of the Company.

Employees

At December 31, 2009, Webster had 2,778 full-time equivalent employees, including 2,728 full-time and 214 part-time and other employees. None of the employees were represented by a collective bargaining group. Webster maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, and an employee 401(k) investment plan. Management considers relations with its employees to be good. See Note 20 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information on certain benefit programs.

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

Page
I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differentials	34
II.	Investment Portfolio	50-52, 96-103
III.	Loan Portfolio	52-58, 104-106
IV.	Summary of Loan Loss Experience	58-61, 104-106
V.	Deposits	113-114
VI.	Return on Equity and Assets	33
VII.	Short-Term Borrowings	114-115

ITEM 1A.	RISK FACTORS

Webster’s financial condition and results of operations are subject to various risks inherent in the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. If any of the events or circumstances described in the following risks actually occur, Webster’s business, financial condition or results of operations could suffer. You should consider all of the following risks together with all of the other information in this Annual Report on Form 10-K.

Difficult market conditions have adversely affected the industry in which Webster operates.

Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and underemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected Webster’s business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on Webster and others in the financial institution industry. In particular, Webster may face the following risks in connection with these events:

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

Webster is subject to extensive government regulation and supervision, which may interfere with the Company’s ability to conduct its business and may negatively impact its financial results.

Webster, primarily through Webster Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect Webster’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Webster in substantial and unpredictable ways. Such changes could subject Webster to additional costs, limit the types of financial services and products Webster may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on

Webster’s business, financial condition and results of operations. While Webster has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1 of this report for further information.

Webster’s participation in the U.S. Treasury’s Capital Purchase Program restricts the Company’s ability to increase dividends on its common stock, undertake stock repurchase programs and compensate key executives.

In November 2008, the U.S. Treasury invested in $400 million in preferred stock of the Company pursuant to the Capital Purchase Program. The terms of the Capital Purchase Program require Webster to pay preferred cumulative dividends to the Treasury and restrict Webster’s ability to increase dividends on its common stock, redeem the Treasury’s investment, undertake stock repurchase programs and pay executive compensation. More stringent restrictions, primarily on executive compensation, were imposed by Congress in February 2009 as part of ARRA, and these restrictions apply retroactively. Congress may impose additional restrictions in the future which may also apply retroactively. These restrictions may have a material adverse affect on Webster’s operations, revenue and financial condition, on the ability to pay dividends, or on Webster’s ability to attract and retain executive talent.

If all or a significant portion of the unrealized losses in Webster’s portfolio of investment securities were determined to be other-than-temporarily impaired, Webster would recognize a material charge to its earnings and its capital ratios would be adversely impacted.

As of December 31, 2009, there were $1.8 million of after-tax net unrealized losses associated with Webster’s portfolio of investment securities available for sale compared to $71.5 million in 2008, a substantial decrease. Generally, the fair value of such securities is based upon market values supplied by third-party sources. Market values for the securities in Webster’s portfolio declined moderately during 2009 as liquidity and pricing, generally in capital markets, was disrupted. When the fair value of a security declines, management must assess whether that decline is other-than-temporary. When management reviews whether a decline in fair value is other-than-temporary, it considers numerous factors, many of which involve significant judgment. During 2009, rating agencies imposed an increasing number of downgrades and credit watches on the securities in Webster’s investment portfolio, which were reflected in market values. More generally, market conditions continue to be volatile, and no assurance can be provided that the amount of the unrealized losses will not increase.

To the extent that any portion of the unrealized losses in Webster’s portfolio of investment securities is determined to be other-than-temporarily impaired, Webster will recognize a charge to its earnings in the quarter during which such determination is made and its capital ratios will be adversely impacted. In 2009, Webster recognized $18.5 million in after-tax charges to earnings as a result of other-than-temporary impairment determinations. If any such charge is deemed significant, a rating agency might downgrade Webster’s credit rating or put them on a credit watch. A downgrade or a significant reduction in Webster’s capital ratios might adversely impact its ability to access the capital markets or might increase its cost of capital. Even if Webster does not determine that the unrealized losses associated with the investment portfolio require an impairment charge, increases in such unrealized losses adversely impact the tangible common equity ratio, which may adversely impact credit rating agency and investor sentiment. Such negative perception also may adversely impact Webster’s ability to access the capital markets or might increase Webster’s cost of capital. See Note 4 of Notes to Consolidated Financial Statements for further information.

Webster’s allowance for loan losses may be insufficient.

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

Webster’s stock price can be volatile.

Stock price volatility may negatively impact the price at which Webster’s common stock may be sold and may also negatively impact the timing of any sale. Webster’s stock price can fluctuate widely in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly operating results.

•	Recommendations by securities analysts.

•	Operating and stock price performance of other companies that investors deem comparable to Webster.

•	News reports relating to trends, concerns and other issues in the financial services industry.

•	New technology used, or services offered, by competitors.

•	Perceptions in the marketplace regarding the Company and/or its competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or the Company’s competitors.

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•	Additional investments from third parties.

•	Issuance of additional shares of stock.

•	Changes in government regulations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

•	Extended recessionary economic environment.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations could also cause Webster’s stock price to decrease regardless of the Company’s operating results.

The Company operates in a highly competitive industry and market area. If Webster fails to compete effectively, the Company’s financial condition and results of operations may be materially adversely affected.

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

Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2009, the Company had approximately $529.9 million of goodwill on its balance sheet related to its retail banking reporting unit and HSA Bank reporting units. Companies must evaluate goodwill for impairment at least annually. If the Company’s stock price continues trading below its book value and tangible book value, the Company would continue performing quarterly evaluations of the carrying value of goodwill. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on Webster’s financial conditions and results of operations. See Note 7 of Notes to Consolidated Financial Statements for further information.

Webster continually encounters technological change. The failure to understand and adapt to these changes could negatively impact the Company’s business.

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

Webster’s controls and procedures may fail or be circumvented, which may result in a material adverse effect on the Company’s business.

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

New lines of business or new products and services may subject Webster to additional risks. A failure to successfully manage these risks may have a materially adverse effect on the Company’s business.

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

Customer information may be obtained and used fraudulently, which may negatively impact Webster’s reputation and customer base, cause increased regulatory scrutiny and expose Webster to litigation.

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

Webster’s consolidated earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads, could adversely affect Webster’s earnings and financial condition. The Company cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect interest income and interest expense. While the Company has ongoing policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates still may have an adverse effect on Webster’s profitability. For example, high interest rates could also affect the amount of loans that Webster can originate, because higher rates could cause customers to apply for fewer mortgages, or cause depositors to shift funds from accounts that have a comparatively lower cost, to accounts with a higher cost or experience customer attrition due to competitor pricing. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If the Company is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then the Company’s net interest margin will decline.

Webster may not pay dividends if it is not able to receive dividends from its subsidiary, Webster Bank.

Cash dividends from Webster Bank and its existing liquid assets are the principal sources of funds for paying cash dividends on Webster’s common stock. Unless the Company receives dividends from Webster Bank or chooses to use its liquid assets, the Company may not be able to pay dividends. Webster Bank's ability to pay the Company dividends is subject to its ability to earn net income and to meet certain regulatory requirements. Under the foregoing dividend restrictions, Webster Bank did not have the ability to pay dividends at December 31, 2009. At December 31, 2009, Webster had approximately $500 million in liquid assets at the holding company level which is sufficient to pay ten years of dividends on its preferred shares issued pursuant to the CPP, convertible preferred shares and common shares and other obligations, if any.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Webster has no unresolved comments from the SEC staff.

ITEM 2.	PROPERTIES

At December 31, 2009, Webster Bank had 181 banking offices located in Connecticut, Massachusetts, Rhode Island and New York as follows:

As of December 31, 2009
Location	Leased	Owned	Total
Connecticut:
Hartford County	29	19	48
New Haven County	16	20	36
Fairfield County	22	4	26
Litchfield County	5	11	16
Middlesex County	3	2	5
New London County	3	0	3
Tolland County	1	1	2
Massachusetts	9	15	24
Rhode Island	9	4	13
New York	8	0	8

Total Banking Offices	105	76	181

Lease expiration dates range from 1 to 78 years with renewal options of 2 to 35 years.

Subsidiaries maintain the following offices: Webster Financial Advisors, headquartered in Hartford, Connecticut, has offices in Stamford, New Haven, Waterbury and Providence, Rhode Island. Center Capital is headquartered in Farmington, Connecticut. WBCC is headquartered in New York, New York with offices in South Easton, Massachusetts; and Hartford, Connecticut.

The total net book value of premises and equipment owned at December 31, 2009 was $178.4 million. See Note 8 to Consolidated Financial Statements elsewhere in this report for additional information.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incident to the registrant’s business, to which Webster or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of Webster trade on the New York Stock Exchange under the symbol “WBS”.

The following table sets forth for each quarter of 2009 and 2008 the intra-day high and low sales prices per share of common stock as reported by the NYSE and the cash dividend declared per share. On January 29, 2010, the closing market price of Webster common stock was $15.47. On January 23, 2010, Webster’s Board of Directors announced its quarterly dividend of $.01 per share.

Common Stock (per share)
2009	High	Low	Dividends Declared
Fourth quarter	$13.81	$10.64	$0.01
Third quarter	14.00	7.27	0.01
Second quarter	8.55	4.00	0.01
First quarter	14.34	2.85	0.01

2008	High	Low	Dividends Declared
Fourth quarter	$26.88	$10.19	$0.30
Third quarter	31.00	13.08	0.30
Second quarter	29.86	18.44	0.30
First quarter	34.90	24.10	0.30

Holders

Webster had 9,146 holders of record of common stock and 78,409,425 shares outstanding on January 29, 2010. The number of shareholders of record was determined by BNY Mellon Shareowner Services, the Company’s transfer agent and registrar.

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

In connection with the U.S. Treasury’s investment in the Company under the Capital Purchase Program, for a period of three years, the consent of the U.S. Treasury will be required for any increase in the Company’s common stock dividend, (or, if shorter, until the U.S. Treasury no longer holds shares of the Series B Preferred Stock). The payment of dividends is subject to various additional restrictions, none of which is expected to limit any dividend policy that the Board of Directors may in the future decide to adopt. Payment of dividends to Webster from Webster Bank is subject to certain regulatory and other restrictions. Under OCC regulations, Webster Bank may pay dividends to Webster without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends declared do not exceed its net profits for the current year to the date of declaration plus net retained profits from the preceding two years less dividends declared in such years. At December 31, 2009, Webster Bank was in compliance with all applicable minimum capital requirements and did not have the ability to pay dividends to Webster.

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

Recent Sale of Unregistered Securities; Use of Proceeds from Registered Securities

Except as disclosed in Webster’s Current Reports on Form 8-K, no unregistered securities were sold by Webster during the year ended December 31, 2009. Registered securities were exchanged as part of an employee and director stock compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to any purchase of shares of Webster common stock made by or on behalf of Webster or any “affiliated purchaser” for the quarter ended December 31, 2009. Management may not engage in share repurchases as part of a publicly announced plan or program pursuant to its participation in the CPP. See page 13 “Troubled Asset Relief Program and Capital Purchase Program.”

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2009	11,655	$12.43	—	2,111,200
November 1-30, 2009	9,029	12.19	—	2,111,200
December 1-31, 2009	31,675	12.12	—	2,111,200

Total	52,359	$12.20	—	2,111,200

(1)	The Company’s current stock repurchase program, which was announced on September 26, 2007, authorized the Company to purchase up to an additional 5% of Webster’s common stock outstanding at the time of authorization or 2.7 million shares. The program will remain in effect until fully utilized or until modified, superseded or terminated.

Stock-Based Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2009, represents stock-based compensation plans approved by shareholders and is presented in the table below. There are no plans that have not been approved by shareholders. Additional information is presented in Note 21, Stock-Based Compensation Plans, in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by shareholders	3,294,156	$29.07	1,484,198
Plans not approved by shareholders	—	—	—

Total	3,294,156	$29.07	1,484,198

Performance Graph

The performance graph compares Webster’s cumulative shareholder return on its common stock over the last five fiscal years to the cumulative total return of the Standard & Poor’s 500 Index (“S&P 500 Index”), the SNL All Bank and Thrift Index and the Keefe, Bruyette & Woods Regional Banking Index (“Keefe Bruyette Index”). Webster has determined, however, that the SNL All Bank and Thrift Index, the industry index used in previous years, is not the best indicator of shareholder return and will replace it with the Keefe Bruyette Index for this purpose going forward. The Keefe Bruyette Index was chosen as the industry index because Webster believes it provides a better comparison and more appropriate benchmark against which to measure stock performance. Please note that the SNL All Bank and Thrift Index is also represented on the following graph, because applicable regulations require that both the new and old index be shown if the graph shows a different index from that used in the preceding year. Webster will not include the SNL All Bank and Thrift Index in next year’s performance graph.

Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. Webster’s cumulative shareholder return over a five-year period is based on an initial investment of $100 on December 31, 2004.

Comparison of Five Year Cumulative Total Return Among

Webster, S&P 500 Index, Keefe Bruyette Index and SNL All Bank & Thrift Index

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Webster Financial Corporation	$100	$95	$101	$68	$31	$27
Keefe Bruyette Index	$100	$102	$110	$86	$70	$55
SNL All Bank & Thrift Index	$100	$102	$119	$91	$52	$51
S&P 500 Index	$100	$105	$121	$128	$81	$102

Sources: SNL Financial LC, Bloomberg L.P.

ITEM 6.	SELECTED FINANCIAL DATA

	At or for year ended December 31,
(In thousands, except per share data)	2009	2008	2007	2006	2005
BALANCE SHEETS
Total assets	$17,739,197	$17,583,537	$17,201,960	$17,096,659	$17,835,905
Loans, net	10,695,525	11,952,262	12,287,857	12,775,772	12,138,800
Securities	4,784,912	3,711,293	2,748,931	1,865,960	3,567,109
Federal Home Loan Bank and Federal Reserve Bank stock	140,874	134,874	110,962	96,042	133,476
Goodwill and other intangible assets	556,752	563,926	768,015	777,659	650,515
Deposits	13,632,127	11,884,890	12,354,158	12,458,396	11,631,145
FHLB advances and other borrowings	1,989,916	3,594,764	2,940,883	2,590,075	4,377,297
Equity	1,958,034	1,883,738	1,746,247	1,883,736	1,654,109

STATEMENTS OF OPERATIONS
Interest income	$745,342	$869,273	$995,595	$1,014,738	$871,847
Interest expense	250,704	363,482	487,403	506,188	354,506

Net interest income	494,638	505,791	508,192	508,550	517,341
Provision for credit losses	303,000	186,300	67,750	11,000	9,500
Non-interest income	229,395	197,319	204,156	179,195	172,862
Other-than-temporary impairment charge (OTTI)	(28,477)	(219,277)	(3,565)	(48,879)	—
(Loss) gain on sale of securities, net	(13,810)	(6,094)	1,721	1,289	3,633
Goodwill impairment	—	198,379	—	—	—
Non-interest expenses	507,394	476,790	483,094	435,482	415,928

(Loss) income from continuing operations before income tax (benefit) expense	(128,648)	(383,730)	159,660	193,673	268,408
Income tax (benefit) expense	(52,736)	(65,840)	48,088	59,140	85,037

(Loss) income from continuing operations	(75,912)	(317,890)	111,572	134,533	183,371
Income (loss) from discontinued operations, net of tax	302	(3,073)	(13,923)	110	2,661
Less: Net income (loss) attributable to non controlling interests	22	4	13	(10)	(24)
Preferred stock dividends, accretion and extinguishment gain	(9,620)	(12,950)	(863)	(863)	(863)

Net (loss) income	$(85,252)	$(333,917)	$96,773	$133,790	$185,193

Per Share Data
Net (loss) income per share from continuing operations—basic	$(1.41)	$(6.37)	$2.02	$2.50	$3.41
Net (loss) income per share—basic	(1.40)	(6.43)	1.77	2.50	3.46
Net (loss) income per share from continuing operations—diluted	(2.15)	(6.37)	2.01	2.47	3.37
Net (loss) income per share—diluted	(2.14)	(6.43)	1.76	2.47	3.42
Dividends declared per common share	0.04	1.20	1.17	1.06	0.98
Book value per common share	19.60	23.78	33.09	33.24	30.65
Tangible book value per common share	12.57	13.35	18.73	19.76	18.84
Dividends declared per Series A preferred share	85.00	43.44	—	—	—
Dividends declared per Series B preferred share	50.00	5.42	—	—	—
Dividends declared per Series C preferred share	1.00	—	—	—	—
Dividends declared per affiliate preferred share	0.86	0.86	0.86	0.86	0.86
Weighted-average shares—diluted	63,916	52,020	54,900	54,065	54,236
Key Performance Ratios
Return on average assets (a)	(0.43)%	(1.84)%	0.66%	0.75%	1.04%
Return on average shareholders' equity (a)	(4.04)	(17.39)	5.97	7.78	11.33
Net interest margin	3.13	3.28	3.40	3.16	3.29
Interest-rate spread	3.07	3.21	3.32	3.09	3.25
Non-interest income as a percentage of total revenue (a)	27.45	(5.87)	28.48	20.56	25.44
Average shareholders' equity to average assets	10.69	10.57	10.99	9.61	9.22
Dividend payout ratio	(2.86)	(18.69)	66.48	42.91	28.74
Asset Quality Ratios
Allowance for credit losses/total loans	3.18%	2.02%	1.58%	1.20%	1.27%
Allowance for loan losses/total loans	3.09	1.93	1.51	1.14	1.19
Net charge-offs/average loans	1.68	1.09	0.20	0.13	0.03
Nonperforming loans/total loans	3.38	1.91	0.90	0.46	0.49
Nonperforming assets/total loans plus OREO	3.63	2.15	0.97	0.48	0.54

(a)	Calculated based on income from continuing operations for all years presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Webster Financial Corporation and the Notes thereto included elsewhere in this report (collectively, the “Consolidated Financial Statements”).

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“the Act”). Forward-looking statements can be identified by words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may”, “plans”, “estimates” and similar references to future periods, however such words are not the exclusive means of identifying such statements. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, and other financial items; (ii) statements of plans, objectives and expectations of Webster or its management or Board of Directors; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Forward-looking statements are based on Webster’s current expectations and assumptions regarding its business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Webster’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) local, regional, national and international economic conditions; (2) government intervention in the U.S. financial system; (3) changes in the level of non-performing assets and charge-offs; (4) inflation, interest rate, securities market and monetary fluctuations, and management’s estimates and projections of such fluctuations; (5) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (6) changes in management’s estimate of the adequacy of the allowance for loan losses; (7) the risks associated with the continued diversification of assets and adverse changes to credit quality; (8) technological changes; (9) the Company’s ability to increase market share and control expenses; (10) changes in laws, regulations and policies (including tax, banking, securities and insurance laws, regulations and policies); (11) changes in applicable accounting policies and practice; (12) legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; (13) the Company’s success at managing the risks involved in the foregoing items; and (14) the other factors that are described in this Annual Report on Form 10-K under the heading “Risk Factors.” Any forward-looking statement made by the Company in the Company’s Annual Report on Form 10-K speaks only as of the date on which it is made. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Results of Operations

Summary

For the year ended December 31, 2009, Webster’s net loss available to common shareholders was $85.3 million compared to a net loss of $333.9 million for the year ended December 31, 2008. Net loss per diluted share was $2.14 for the year ended December 31, 2009 compared to a net loss per diluted share of $6.43 for 2008. The primary contributors to the change in net loss from 2008 to 2009 are outlined below.

The following factors, among others, favorably impacted net loss available to common shareholders in 2009 when compared to 2008:

•	Other than temporary impairment charges for certain investment securities were $190.8 million higher in 2008 than in 2009;

•	A $198.4 million impairment charge was taken in 2008 related to goodwill associated with the Company’s lending segment;

•

A $58.8 million increase to retained earnings as a result of the excess of the carrying value of the preferred stock retired over the fair value of the common shares issued over par was recognized in 2009 as a result of the exchange of convertible preferred stock for common shares issued as part of the May 2009 exchange offer; and

•	A $24.3 million gain was recognized in 2009 on the extinguishment of $63.9 million in par amount of Webster’s trust preferred securities for common stock.

The following factors, among others, unfavorably impacted net loss available to common shareholders in 2009 when compared to 2008:

•	The provision for credit losses was $116.7 million higher in 2009 versus 2008;

•	Preferred dividends on the Company’s Preferred Stock increased $21.9 million in 2009 when compared to 2008;

•

A $22.2 million loss was recognized as a reduction to retained earnings as a result of the beneficial conversion feature associated with the Series C Preferred Stock in the Warburg Pincus transaction upon conversion to common stock; and

•

An $11.6 million decrease to retained earnings for the deemed dividend recognized as a result of the excess of the fair value of the common shares issued over parity on the preferred stock exchanged as part of the December 2009 exchange offer.

The loss from continuing operations was $75.9 million for the year ended December 31, 2009 and compared to a loss of $317.9 million for the year ended December 31, 2008. In addition to the items outlined above, in 2009, the Company experienced a $17.4 million increase in FDIC deposit insurance assessments and a $9.2 million increase in charges associated with foreclosed and repossessed assets, when compared to 2008.

Income from discontinued operations, net of taxes totaled $302,000 for the year ended December 31, 2009 from contingent consideration within the respective sales contract for Webster Insurance. A $3.1 million loss from discontinued operations was recognized in 2008 and was related to losses recognized on the sales of Webster Insurance and Webster Risk Services.

Net interest income decreased 2.21% from 2008 to $494.6 million for the year ended December 31, 2009. Average total interest earning assets increased by $437 million in 2009 compared to 2008 while average yields declined by 90 basis points, and average total interest bearing liabilities increased by only $214 million in 2009 compared to 2008 while average costs declined by 76 basis points, respectively.

Non-interest income for the year ended December 31, 2009 increased $215.2 million to $187.1 million when compared to the net loss reported for the year ended December 31, 2008. The increase in non-interest income is due primarily to the $190.8 million decrease in other-than-temporary impairment charges and the $24.3 million gain on the exchange of trust preferred securities for common stock in 2009, offset by a $7.7 million increase in net losses on the sale of investment securities.

Non-interest expenses decreased $167.8 million to $507.4 for the year ended December 31, 2009 when compared to the year ended December 31, 2008. The decrease is primarily due to the $198.4 million goodwill impairment charge taken in 2008 offset by the increase in FDIC deposit insurance assessments and an increase in write-downs and expenses associated with foreclosed and repossessed assets.

For the year ended December 31, 2008, Webster’s net loss available to common shareholders was $333.9 million compared to net income of $96.8 million for the comparable year ended December 31, 2007. Net loss per diluted share was $6.42 for the year ended December 31, 2008 compared to net earnings per diluted share of $1.76 for 2007. The decrease in earnings per diluted share is directly related to the $219.3 million charge for other-than-temporary impairment, the $198.4 million charge for impairment of goodwill and the $118.6 million increase in the provision for credit losses. Loss from continuing operations was $317.9 million for the year ended December 31, 2008 compared to income from continuing operations of $111.6 million for the comparable year ended December 31, 2007. In addition to the items previously described, Webster experienced a $7.8 million increase in net losses on the sale of investment securities offset by a $113.9 million reduction in the income tax expense. Loss from discontinued operations, net of taxes totaled $3.1 million for the year ended December 31, 2008 compared to the loss from discontinued operations of $13.9 million for 2007. The $10.8 million decrease in the loss from discontinued operations is due to the sale of Webster Insurance and Webster Risk Services on February 1, 2008 and April 22, 2008, respectively.

Significant Events

Warburg Pincus Transaction

During 2009, Webster strengthened its capital position through an agreement with Warburg Pincus (“Warburg”), a global private equity firm, pursuant to which Warburg agreed to invest $115 million in Webster. An initial amount of $40.2 million was invested on July 27, 2009 and the remaining $74.8 million was invested on October 15, 2009. For more information regarding Warburg’s investment in Webster and the securities issued, see Note 14 of Notes to Consolidated Financial Statements for further information.

Exchange Offer

On May 28, 2009, the Company announced the commencement of an exchange offer, which expired on June 24, 2009, with holders of the Series A Preferred Stock and the Trust Preferred Securities. See Note 13—Long-Term Debt for additional information related to the effect of the exchange offer on the Trust Preferred Securities.

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

On December 14, 15 and 16, 2009, the Company entered into agreements with certain holders of the Series A Preferred Stock pursuant to which the holders agreed to exchange each share of the Series A Preferred Stock for

(i) 36.8046 shares of Common Stock plus (ii) a premium number of stock shares. An aggregate 27,461 shares of Series A Preferred Stock were exchanged for 1.94 million shares of the Company’s common stock, par value $0.01 per share. The exchange was accounted for as an induced conversion resulting in the de-recognition of the $27.5 million carrying amount of Series A Preferred Stock tendered, elimination of $0.9 million of original issuance costs, recognition of the $26.4 million excess of the fair value of the common stock issued over par, net of issuance costs, as an increase to APIC, and the recognition of the $11.6 million excess of the fair value of consideration provided over parity as a reduction to retained earnings and income available to common shareholders and an increase to APIC.

Selected financial highlights are presented in the following table.

	At or for the years ended December 31,
(In thousands, except per share data)	2009	2008	2007
Earnings
Net interest income	$494,638	$505,791	$508,192
Total non-interest income	187,108	(28,052)	202,312
Total non-interest expenses	507,394	675,169	483,094
(Loss) income from continuing operations, net of tax	(75,912)	(317,890)	111,572
Income (loss) from discontinued operations, net of tax	302	(3,073)	(13,923)
Net income attributable to noncontrolling interests	22	4	13
Net (loss) income attributable to Webster Financial Corporation	(75,632)	(320,967)	97,636
Net (loss) income applicable to common shareholders	(85,252)	(333,917)	96,773

Common Share Data
Net (loss) income per common share from continuing operations— diluted (a)	$(2.15)	$(6.37)	$2.02
Net (loss) income per common share—diluted (a)	(2.14)	(6.43)	1.77
Dividends declared per common share	0.04	1.20	1.17
Book value per common share	19.60	23.78	33.09
Tangible book value per common share	12.57	13.35	18.73
Diluted shares (average)	63,916	52,020	54,900
Dividends declared per Series A preferred share	$85.00	$43.44	$—
Dividends declared per Series B preferred share	50.00	5.42	—
Dividends declared per Series C preferred share	1.00	—	—
Dividends declared per affiliate preferred share	0.86	0.86	0.86

Selected Ratios
Return on average assets	(0.43)%	(1.84)%	0.66%
Return on average shareholders' equity	(4.04)	(17.39)	5.97
Net interest margin	3.13	3.28	3.40
Efficiency ratio (b)	65.92	62.38	61.98
Tangible capital ratio	8.10	7.70	5.89
Tier one common equity to risk weighted assets	7.83	5.66	6.77

(a)	For the years ended December 31, 2009 and 2008 the effect of stock options and preferred stock on the computation of diluted earnings per share was anti-dilutive, therefore, the effect of these types of potential common stock were not included in the determination of diluted shares (average). In addition, restricted stock awards and outstanding warrants to purchase common stock were also deemed to be anti-dilutive, therefore, the effect of these instruments were not included in the determination of diluted shares (average) for the year ended December 31, 2009.
(b)	Calculated using SNL’s methodology-non-interest expense (excluding foreclosed property expenses, intangible amortization, goodwill impairments and other charges) as a percentage of net interest income (FTE basis) plus non-interest income (excluding gain/loss on securities and other charges).

Table 1: Three-year average balance sheet and net interest margin. Average balances are daily averages and yields are calculated on a fully tax equivalent basis.

	Years ended December 31,
	2009			2008			2007
(Dollars in thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$11,697,078	$536,635	4.59%	$12,700,933	$710,621	5.60%	$12,390,955	$837,711	6.76%
Securities (b)	4,150,969	217,961	5.18	2,895,616	166,312	5.56	2,356,669	136,398	5.79
Federal Home Loan and Federal Reserve Bank stock	137,931	2,685	1.95	127,423	5,501	4.32	113,731	7,954	6.99
Short-term investments	156,553	471	0.30	6,422	146	2.27	59,345	3,045	5.13
Loans held for sale	52,131	2,077	3.98	27,366	1,597	5.83	344,663	21,560	6.26

Total interest-earning assets	16,194,662	759,829	4.68%	15,757,760	884,177	5.58%	15,265,363	1,006,668	6.60%
Noninterest-earning assets	1,395,821			1,546,699			1,590,282

Total assets	$17,590,483			$17,304,459			$16,855,645

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$1,578,356	$—	—%	$1,487,661	$—	—%	$1,506,696	$—	—%
Savings, NOW & money market deposits	6,977,196	60,971	0.87	5,776,660	80,994	1.40	5,749,378	125,590	2.18
Certificates of deposit	4,525,770	119,833	2.65	4,764,386	169,188	3.55	5,218,449	235,717	4.52

Total interest-bearing deposits	13,081,322	180,804	1.38	12,028,707	250,182	2.08	12,474,523	361,307	2.90
Repurchase agreements and other short-term debt	1,124,118	19,275	1.71	1,359,318	34,643	2.55	996,341	44,769	4.49
Federal Home Loan Bank advances	697,711	25,286	3.62	1,269,098	39,236	3.09	757,367	35,302	4.66
Long-term debt	628,145	25,339	4.03	660,146	39,421	5.97	609,371	46,025	7.55

Total borrowings	2,449,974	69,900	2.85	3,288,562	113,300	3.45	2,363,079	126,096	5.34

Total interest-bearing liabilities	15,531,296	250,704	1.61%	15,317,269	363,482	2.37%	14,837,602	487,403	3.28%
Noninterest-bearing liabilities	168,970			149,200			156,051

Total liabilities	15,700,266			15,466,469			14,993,653
Equity	1,890,217			1,837,990			1,861,992

Total liabilities and equity	$17,590,483			$17,304,459			$16,855,645

Fully tax-equivalent net interest income		509,125			520,695			519,265
Less: tax equivalent adjustments		(14,487)			(14,904)			(11,073)

Net interest income		$494,638			$505,791			$508,192

Interest-rate spread			3.07%			3.21%			3.32%
Net interest margin (b)			3.13%			3.28%			3.40%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, net unrealized gains (losses) on available for sale securities of $(57.6) million, $(94.0) million and $2.4 million as of December 31, 2009, 2008 and 2007, respectively, are excluded from the average balance for rate calculations.

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

Table 2: Net interest income – rate/volume analysis (not presented on a tax-equivalent basis).

	Years ended December 31, 2009 vs. 2008 Increase (decrease) due to			Years ended December 31, 2008 vs. 2007 Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$(120,905)	$(53,081)	$(173,986)	$(147,589)	$20,499	$(127,090)
Loans held for sale	(624)	1,104	480	(1,373)	(18,590)	(19,963)
Securities and short-term investments	(14,627)	64,202	49,575	(7,328)	28,059	20,731

Total interest income	(136,156)	12,225	(123,931)	(156,290)	29,968	(126,322)

Interest on interest-bearing liabilities:
Deposits	(89,752)	20,374	(69,378)	(98,657)	(12,468)	(111,125)
Borrowings	(17,475)	(25,925)	(43,400)	(52,994)	40,198	(12,796)

Total interest expense	(107,227)	(5,551)	(112,778)	(151,651)	27,730	(123,921)

Net change in net interest income	$(28,929)	$17,776	$(11,153)	$(4,639)	$2,238	$(2,401)

Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on deposits and borrowings, totaled $494.6 million for the year ended December 31, 2009, compared to $505.8 million for the year ended December 31, 2008, a decrease of $11.2 million. Average interest-earning assets grew by 2.5% to $16.2 billion at December 31, 2009 from $15.8 billion at December 31, 2008 while average interest-bearing liabilities also grew 1.3% to $15.5 billion at December 31, 2009 from $15.3 billion at December 31, 2008. Despite the increase in growth in interest-earning assets to interest-bearing liabilities, the net interest margin declined by 15 basis points to 3.13% for the year ended December 31, 2009 from 3.28% for the year ended December 31, 2008. The yield on interest-earning assets declined by 90 basis points for the year ended December 31, 2009 while the cost of interest-bearing liabilities declined 76 basis points for the year ended December 31, 2009.

The decline in yields in certain asset classes within the loan portfolio reflects the effects that the 400 basis point reductions made by the Federal Reserve during 2008 have had in 2009 on the floating rate home equity lines, commercial real estate (“CRE”) and commercial and industrial (“C&I”) interest bearing assets. At December 31, 2009 approximately 71.2% of Webster’s CRE portfolio and 91.5% of its C&I portfolio are floating rate assets, while 94.4% of the equipment finance portfolio is fixed rate. The decline in yields is also impacted by the reduction in interest earned due to an increase in non-accruing loans. Webster’s total non-performing assets increased to $402.0 million at December 31, 2009 in comparison with $263.2 million at December 31, 2008, with C&I, commercial real estate, and 1-4 family residential representing $128.9 million of the $138.8 million increase. The majority of the increase is a result of commercial real estate loans along with 1-4 family residential loans that reflect the continuing challenge of the residential housing market as well as the deterioration of economic conditions of the market in general.

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

Interest Income

Interest income decreased $123.9 million, or 14.3%, to $745.3 million for the year ended December 31, 2009 as compared to 2008. The decrease in the average yield of 90 basis points was partially offset by an increase in average interest earning assets of $436.9 million. The average loan portfolio, excluding loans held for sale, decreased by $1.0 billion for the year ended December 31, 2009, or 7.9%, compared to 2008. Average investment securities increased by $1.3 billion for the year ended December 31, 2009, or 43.4%, compared to 2008.

The 90 basis point decrease in the average yield earned on interest-earning assets for the year ended December 31, 2009 to 4.68% compared to 5.58% for 2008 is a direct result of actions taken by the Federal Reserve in 2008 to lower the federal funds rate by 400 basis points. The federal funds rate remained at 0.25% throughout 2009 but fell by 184 basis points on average between 2008 and 2009. The loan portfolio yield decreased 101 basis points to 4.59% for the year ended December 31, 2009 and comprised 72.2% of average interest-earning assets at December 31, 2009 compared to the loan portfolio yield of 5.60% and 80.6% of average interest-earning assets for the year ended December 31, 2008. Additionally, the yield on investment securities was 5.18%, a 38 basis point decrease over 2008.

Interest Expense

Interest expense for the year ended December 31, 2009 decreased $112.8 million, or 31.0%, compared to 2008. The cost of interest-bearing liabilities was 1.61% for the year ended December 31, 2009, a decrease of 76 basis points compared to 2.37% for 2008. The decrease was primarily due to declines in the cost of deposits to 1.38% from 2.08% a year ago, and an increase in average deposits of $1.1 billion compared to 2008 and a 60 basis point decline in the cost of borrowings to 2.85% from 3.45% a year ago as a result of the repayment of $838.6 million in average other borrowings for the year ended December 31, 2009.

Provision for Credit Losses

The provision for credit losses was $303.0 million for the year ended December 31, 2009, an increase of $116.7 million compared to $186.3 million for the year ended December 31, 2008. The increase in the provision is primarily due to increased charge-offs and increased reserve coverage levels given the increase in non-performing loans as well as the general deteriorating economic conditions affecting all of the Company’s loan portfolios. For the year ended December 31, 2009, total net charge-offs were $196.4 million compared to $138.1 million in 2008. See Tables 18 through 24 for information on the allowance for credit losses, net charge-offs and non-performing assets.

Management performs a quarterly review of the loan portfolio and unfunded commitments to determine the adequacy of the allowance for credit losses. Several factors influence the amount of the provision, including loan growth, portfolio composition, credit performance changes in the levels of non-performing loans, net charge-offs and the general economic environment. At December 31, 2009, the allowance for credit losses totaled $351.3 million or 3.18% of total loans compared to $245.8 million or 2.02% at December 31, 2008. See the “Allowance for Loan Losses Methodology” section later in Management’s Discussion and Analysis for further details.

Non-interest Income

Table 3: Non-interest income comparison of 2009 to 2008.

	Years ended December 31,		Increase (decrease)
(In thousands)	2009	2008	Amount	Percent
Non-Interest Income:
Deposit service fees	$119,421	$120,132	$(711)	(0.6)%
Loan related fees	24,890	29,067	(4,177)	(14.4)
Wealth and investment services	24,000	28,140	(4,140)	(14.7)
Mortgage banking activities	6,901	1,230	5,671	461.1
Increase in cash surrender value of life insurance	10,629	10,441	188	1.8
Net loss on sale of investment securities	(13,810)	(6,094)	(7,716)	126.6
Other income	7,766	6,684	1,082	16.2

Subtotal	$179,797	$189,600	$(9,803)	(5.2)%
Loss on write-down of investments to fair value	(28,477)	(219,277)	190,800	87.0
Gain on exchange of trust preferreds for common stock	24,336	—	24,336	100.0
Gain on early extinguishment of subordinated notes	5,993	—	5,993	100.0
Warrants—fair value adjustment	3,552	—	3,552	100.0
Gain on Visa share redemption	1,907	1,625	282	17.4

Total non-interest income	$187,108	$(28,052)	$215,160	767.0%

Total non-interest income was $187.1 million for the year ended December 31, 2009, an increase of $215.2 million, or 767%, from the comparable period in 2008. The increase for the year ended December 31, 2009 is primarily attributable to the $190.8 million reduction in other-than-temporary impairment charges, a $24.3 million gain on the exchange of trust preferred securities for common stock, a $3.6 million net fair value adjustment to the warrants issued in connection with the Warburg Pincus investment, a $6.0 million gain on the early extinguishment of $22.5 million of Webster’s subordinated notes, offset by a $7.7 million increase in net losses on the sale of investment securities.

Deposit Service Fees. Deposit service fees totaled $119.4 million for the year ended December 31, 2009, down $711,000 from the comparable period in 2008 due to reduced customer overdraft fees and ATM usage.

Loan-Related Fees. Loan-related fees were $24.9 million for the year ended December 31, 2009, a decrease of $4.2 million from the comparable period in 2008 due to a lower volume of prepayment penalties and loan origination volumes for 2009.

Wealth and Investment Services. Wealth and investment services income was $24.0 million for the year ended December 31, 2009, down $4.1 million from the comparable period in 2008, primarily a slow recovery of asset values during 2009 lower levels of new sales due to market conditions.

Mortgage Banking Activities. Mortgage banking activities were $6.9 million for the year ended December 31, 2009, up $5.7 million from the comparable period in 2008 due to increased mortgage lending activity when compared to results from the year ago period.

Sale of Investments. Net losses from the sale of investment securities were approximately $13.8 million for the year ended December 31, 2009, an increase of $7.7 million when compared to the loss of $6.1 million recorded a year ago. Losses on the sale of investment securities are primarily due to management’s intent to reduce the concentration and exposure to other financial service entities.

Other. Other non-interest income was $7.8 million for the year ended December 31, 2009 compared to $6.7 million a year ago.

Non-interest Expense

Table 4: Non-interest expense comparison of 2009 to 2008.

	Years ended December 31,		Increase (decrease)
(In thousands)	2009	2008	Amount	Percent
Non-Interest Expense:
Compensation and benefits	$237,074	$239,701	$(2,627)	(1.1)%
Occupancy	55,522	53,043	2,479	4.7
Furniture and equipment	60,926	61,155	(229)	(0.4)
Intangible assets amortization	5,743	5,939	(196)	(3.3)
Marketing	14,469	13,956	513	3.7
Outside services	15,015	15,758	(743)	(4.7)
Foreclosed and repossessed asset expenses	7,060	4,643	2,417	52.1
Foreclosed and repossessed asset write-downs	11,099	4,300	6,799	158.1
Severance and other costs	12,255	16,158	(3,903)	(24.2)
FDIC deposit insurance assessment	22,056	4,698	17,358	369.5
FDIC special assessment	8,000	—	8,000	100.0
Other expenses	58,175	57,439	736	1.3

Subtotal	$507,394	$476,790	$30,604	6.4%
Goodwill impairment	—	198,379	(198,379)	(100.0)

Total non-interest expenses	$507,394	$675,169	$(167,775)	(24.8)%

Total non-interest expenses were $507.4 million for the year ended December 31, 2009 compared to $675.2 million for the comparable period in 2008. The $167.8 million decrease in non-interest expenses is primarily due to the $198.4 million goodwill impairment charge taken in 2008 offset by a $17.4 million increase in FDIC deposit insurance assessments and a $9.2 million increase in foreclosed and repossessed asset expenses and write-downs. The following provides additional discussion on the various components of non-interest expense.

Compensation and benefits. Compensation and benefits were $237.1 million for the year ended December 31, 2009, a decrease of $2.6 million when compared to the $239.7 million for the year ended December 31, 2008. The decrease in compensation and benefits is due to the reduction in workforce from the OneWebster and OneWebster Plus initiatives partially offset by higher medical claims.

Occupancy. Occupancy expenses were $55.5 million for the year ended December 31, 2009 an increase of $2.5 million when compared to the $53.0 million for the year ended December 31, 2008. The increase in occupancy is related to the commencement of operations in the Boston flagship office and new Providence location, higher rental expense, increased utilities and increased maintenance.

Foreclosed and repossessed property. Foreclosed and repossessed asset expenses were $7.1 million for the year ended December 31, 2009 compared to $4.6 million for the year ended December 31, 2008. Foreclosed and repossessed asset write-downs were $11.1 million for the year ended December 31, 2009 compared to $4.3 million for the year ended December 31, 2008. The combined $9.2 million increase in write-downs and expenses for the foreclosed and repossessed assets is due to the increase in foreclosure activity resulting in higher property holding costs as well as declining asset values primarily in repossessed equipment, given an excess of supply and limited demand in the market that resulted in the write-downs to realizable value.

FDIC deposit insurance assessment. The FDIC deposit insurance assessment for the year ended December 31, 2009 was $22.1 million as compared to $4.7 million for the year ended December 31, 2008. The $17.4 million increase is due to the utilization of FDIC premium credits during fiscal 2008 and higher assessment rates effective in 2009. An $8.0 million special FDIC assessment based upon 5 basis points of Webster’s assets less Tier 1 Capital was paid on September 30, 2009 in connection with the FDIC’s final rule dated May 22, 2009.

Table 5: Severance and Other Costs for the years ended December 31,

(In thousands)	2009	2008
Severance	$2,365	$9,116
OneWebster expense (1)	396	5,188
Facilities	5,373	1,854
Other	4,121	—

Total severance and other costs	$12,255	$16,158

(1)	Excludes expenses related to severance

Severance and other costs. Severance and other costs were $12.3 million for the year ended December 31, 2009 compared to $16.2 million for the year ended December 31, 2008. The $3.9 million decrease is primarily related to $11.5 million of non-recurring expenses associated with the OneWebster and OneWebster Plus initiatives and related severance charges offset by $3.5 million in facilities related charges for office consolidation and lease terminations and $4.1 million in fraud related expense that had no customer impact and excludes any consideration of recovery.

Discontinued Operations

For the year ended December 31, 2009, income from discontinued operations was $302,000, an increase of $3.4 million from the $3.1 million loss from discontinued operations recognized for the year ended December 31, 2008. The $3.4 million increase in income from discontinued operations is related to the sale of Webster Insurance and Webster Risk Services in 2008. Activity for the year ended December 31, 2009 represents the completion of earn-out contracts associated with the 2008 revenues.

Income Taxes

During 2009, Webster recognized an income tax benefit of $52.7 million applicable to its $128.6 million pre-tax loss applicable to continuing operations, reflecting a 41.0% effective “tax-benefit” rate. In 2008, Webster recognized a tax benefit of $65.8 million applicable to the $383.7 million pre-tax loss applicable to continuing operations that year, reflecting a 17.2% effective tax-benefit rate.

Webster’s 2009 tax benefit was impacted by certain losses characterized as capital in nature for U.S. corporation income tax purposes, for which a deferred tax asset valuation allowance was recognized, decreasing the tax benefit by $4.4 million. Webster’s 2009 tax benefit was reduced by another $1.9 million as a result of restrictions imposed on the tax-deductibility of executive compensation due to its participation in the U.S. Treasury’s Capital Purchase Program. Partially offsetting the effects of the items noted above is the non-taxable, $3.6 million fair-value adjustment applicable to warrants included in Webster’s 2009 non-interest income, the tax expense on which would otherwise have been $1.2 million.

Webster’s 2008 tax benefit was impacted significantly by certain components of its loss that resulted in no tax benefit, that otherwise would have increased the benefit by $80 million. Those loss items resulting in no tax benefit pertained to substantially all of the $198 million goodwill impairment (tax benefit of $69 million otherwise) and certain losses characterized as capital for U.S. tax purposes (tax benefit of $11 million otherwise).

For more information on Webster’s income taxes, including its deferred tax assets and valuation allowance, see Note 9 of Notes to Consolidated Financial Statements included elsewhere within this report.

Comparison of 2008 and 2007 Years

Webster’s net loss available to common shareholders for the year ended December 31, 2008 was $333.9 million or $6.42 per diluted common share, compared to net income of $96.8 million or $1.76 per diluted common share for the year ended December 31, 2007. Loss from continuing operations was $317.9 million or $6.36 per diluted common share for the year ended December 31, 2008, compared to income from continuing operations of $111.6 million or $2.01 per diluted common share in 2007, a decrease of 384.9%.

The year over year decrease in results from continuing operations for 2008 as compared to 2007 is primarily attributable to the increase in the loss on write-down of investments to fair value of $215.7 million, the $198.4 million impairment of goodwill, a $118.6 million increase in the provision for credit losses and a $7.8 million increase in net losses on sales of investment securities offset by a $113.9 million reduction in the income tax expense. Excluding the net impact of these items, pre-tax income from continuing operations would have been $158.0 million and pre-tax income from continuing operations per common share would have been $3.04.

Net interest income of $505.8 million for the year ended December 31, 2008 decreased 0.47% when compared to 2007 due to a decrease in the net interest margin of 12 basis points when compared to the prior year. The decline year over year was primarily due to reductions in the Federal Reserve rates as well as an increase in non-performing assets and lower yields on assets tied to prime and LIBOR. Average interest bearing liabilities increased $0.5 billion, or 3.23%, with increases in average borrowings of $0.9 billion partially offset by decreases in average deposits of $0.4 billion. Average earning assets increased $0.5 billion, or 3.23% when compared to 2007, which includes the December 2008 receipt and subsequent investment of $400 million pursuant to the Capital Purchase Program funding under TARP.

Non-interest income of $(28.1) million decreased by $230.4 million, or 113.9%, in 2008 compared to 2007. The decrease in non-interest income was primarily due to the $215.7 million increase in loss on write-down of investments to fair value, the $7.8 million increase in net losses on sales of investment securities and the $8.1 million decrease in income from mortgage banking activities due to the decision to exit the National Wholesale origination channel, partially offset by a $5.5 million increase in deposit service fees. The decrease in non-interest income was also impacted by a $2.8 million decline in loan fees and income from wealth and investment services in 2008 when compared to the results for 2007.

Non-interest expenses of $675.2 million increased $192.1 million, or 39.8%, in 2008 compared to 2007. The increase is primarily due to the $198.4 million goodwill impairment charge, partially offset by $4.9 million lower compensation expense.

Net Interest Income

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

Interest Income

Interest income decreased $126.3 million, or 12.7%, to $869.3 million for the year ended December 31, 2008 as compared to 2007. The decrease in the average yield of 102 basis points was partially offset by an increase in average interest earning assets of $492.4 million. The average loan portfolio, excluding loans held for sale, increased by $310.0 million for the year ended December 31, 2008, or 2.5%, compared to 2007. Average investment securities increased by $538.9 million for the year ended December 31, 2008, or 22.4%, compared to 2007. In addition, higher yielding commercial and consumer loans partially replaced reductions in residential loans.

The 102 basis point decrease in the average yield earned on interest-earning assets for the year ended December 31, 2008 to 5.58% compared to 6.60% for 2007 is a direct result of actions taken by the federal government to reduce the fed fund rates by 400 basis points during the year ended December 31, 2008. The loan portfolio yield decreased 116 basis points to 5.60% for the year ended December 31, 2008 and comprised 80.6% of average interest-earning assets at December 31, 2008 compared to the loan portfolio yield of 6.76% and 81.2% of average interest-earning assets for the year ended December 31, 2007. Additionally, the yield on investment securities was 5.56%, a 23 basis point decrease over 2007.

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

Provision for Credit Losses

The provision for credit losses was $186.3 million for the year ended December 31, 2008, an increase of $118.5 million compared to $67.8 million for the year ended December 31, 2007. The increase in the provision is primarily due to increased charge-offs and increased reserve coverage levels given the increase in non-performing loans as well as the general deteriorating economic conditions affecting all of the Company’s loan portfolios. For the year ended December 31, 2008, total net charge-offs were $138.1 million compared to $25.2 million in 2007. See Tables 18 through 24 for information on the allowance for credit losses, net charge-offs and non-performing assets.

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

Non-interest Income

Table 6: Non-interest income comparison of 2008 to 2007.

	Years ended December 31,		Increase (decrease)
(In thousands)	2008	2007	Amount	Percent
Non-Interest Income:
Deposit service fees	$120,132	$114,645	$5,487	4.8%
Loan related fees	29,067	30,830	(1,763)	(5.7)
Wealth and investment services	28,140	29,164	(1,024)	(3.5)
Mortgage banking activities	1,230	9,316	(8,086)	(86.8)
Increase in cash surrender value of life insurance	10,441	10,386	55	0.5
Net (loss) gain on investment securities	(6,094)	1,721	(7,815)	(454.1)
Other income	6,684	7,685	(1,001)	(13.0)

Subtotal	$189,600	$203,747	$(14,147)	(6.9)%
Loss on write-down of investments to fair value	(219,277)	(3,565)	(215,712)	NM
Gain on Webster Capital Trust I and II securities	—	2,130	(2,130)	(100.0)
Visa share redemption	1,625	—	1,625	100.0

Total non-interest income	$(28,052)	$202,312	$(230,364)	(113.9)%

NM - Not meaningful

Non-interest revenue which represents the recurring component of non-interest income decreased $14.1 million, or 6.9%, when compared to 2007. The decrease from the prior year is primarily attributable to the $8.1 million decrease in mortgage banking activities, directly related to the closure of National Wholesale mortgage lending, a $7.8 million decrease in gains on sale of investment securities, a $1.8 million and $1.0 million decrease in loan related fees and wealth and investment services, respectively, offset by an increase in deposit service fees of $5.5 million. See below for further discussion of various components of non-interest income.

Deposit Service Fees. Deposit service fees increased $5.5 million, for the year ended December 31, 2008 as compared to 2007. The increase was primarily due to the implementation of a new tiered consumer fee structure during 2008, increased ATM surcharges and increased debit card usage.

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

Non-interest Expense

Table 7: Non-interest expenses comparison of 2008 to 2007.

	Years ended December 31,		Increase (decrease)
(In thousands)	2008	2007	Amount	Percent
Non-Interest Expenses:
Compensation and benefits	$239,701	$244,570	$(4,869)	(2.0)%
Occupancy	53,043	49,378	3,665	7.4
Furniture and equipment	61,155	59,771	1,384	2.3
Intangible assets amortization	5,939	10,374	(4,435)	(42.8)
Marketing	13,956	14,213	(257)	(1.8)
Outside services	15,758	15,038	720	4.8
Foreclosed and repossessed asset expenses	4,643	1,176	3,467	294.8
Foreclosed and repossessed asset write-downs	4,300	834	3,466	415.6
Debt redemption premium	—	8,940	(8,940)	(100.0)
FDIC deposit insurance assessment	4,698	1,520	3,178	209.1
Severance and other costs	16,158	15,608	550	3.5
Other expenses	57,439	61,672	(4,233)	(6.9)

Subtotal	476,790	483,094	(6,304)	(1.3)
Goodwill impairment	198,379	—	198,379	100.0

Total non-interest expenses	$675,169	$483,094	$192,075	39.8%

Total non-interest expense for the year ended December 31, 2008 was $675.2 million, an increase of a $192.1 million or 39.7% compared to 2007. The increase in non-interest expense for the year ended December 31, 2008 is primarily a result of a $198.4 million impairment charge for the goodwill related to commercial banking, consumer finance and other lending business segments, partially offset by the 2007 one time expense of $8.9 million premium for the redemption of Webster Capital Trust I and II. In addition, the amortization of intangible assets decreased by $4.4 million primarily due to core deposit intangibles from several past acquisitions becoming fully amortized during the year. Further changes in various components of non-interest expense are discussed below.

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

FDIC Deposit Insurance Assessment. Total FDIC deposit insurance assessment increased by $3.2 million or 209.1% due to the expiration of Webster’s remaining credit that had previously been offset against premium assessments.

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

Table 8: Severance and Other Costs.

	Year ended December 31, 2008
(In thousands)	Pre-Tax	Tax Effect	After Tax
Severance	$9,116	$3,191	$5,925
OneWebster expense	5,188	1,816	3,372
Write-down on assets held for disposition	1,854	649	1,205

Total severance and other costs	$16,158	$5,656	$10,502

Other Expenses. Other expenses decreased $4.2 million, or 6.8%, compared to 2007 due in part to OneWebster expense reduction initiatives.

Discontinued Operations

The results of operations of Webster Insurance and Webster Risk Services are reported as discontinued operations. Loss from discontinued operations, net of tax, totaled $3.1 million for the year ended December 31, 2008 compared to the loss from discontinued operations of $13.9 million for 2007.

Income Taxes

During 2008, Webster recognized an income tax benefit of $65.8 million applicable to its loss from continuing operations. As a result of the pre-tax loss and tax benefit in 2008, effective-tax-rate and other comparative measures are not meaningful for these purposes. In 2007, Webster recognized tax expense of $48.1 million applicable to continuing operations and its effective tax rate was 30.2%.

Webster’s 2008 tax benefit was impacted significantly by certain components of its loss that resulted in no tax benefit, that otherwise would have increased the benefit by $80 million. Those loss items resulting in no tax benefit pertained to substantially all of the $198 million goodwill impairment (tax benefit of $69 million otherwise) and certain losses characterized as capital for U.S. tax purposes (tax benefit of $11 million otherwise).

The other significant item, when comparing 2008 to 2007, relates to a higher level of tax-exempt interest income in 2008 that resulted in an increased tax benefit of more than $2.7 million when compared to 2007.

For more information on Webster’s income taxes, including its deferred tax assets and valuation allowance, see Note 9 of Notes to Consolidated Financial Statements included elsewhere within this report.

Business Segment Results

Webster’s operations are divided into four business segments that represent its core businesses—Commercial Banking, Retail Banking, Consumer Finance and Other. These segments reflect how executive management responsibilities are assigned by the chief executive officer for each of the core businesses, the products and services provided, or the type of customer served, and they reflect the way that financial information is currently evaluated by management. The Company’s Treasury unit is included in Corporate and Reconciling category along with the results of discontinued operations and the amounts required to reconcile profitability metrics to

GAAP reported amounts. As of January 1, 2009, executive management realigned its business segment balances transferring the equipment finance, wealth management and insurance premium finance operating units from the Other reporting segment to the Commercial Banking reporting segment to reflect the realignment of responsibilities. In addition, certain support functions were realigned within the corporate function. The 2008 and 2007 balances have been reclassified for comparability to the 2009 presentation. See Note 22 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information.

Webster’s business segments results are intended to reflect each segment as if it were a stand-alone business. The following tables present the results for Webster’s business segments for the years ended December 31, 2009, 2008 and 2007 and incorporates the allocation of the increased provision for loan losses, other-than-temporary impairment charges and income tax benefit to each of Webster’s business segments.

Table 9: Business Segment Performance Summary of net (loss) income for the years ended December 31,

(In thousands)	2009	2008 (a)	2007 (a)
Net Income (Loss)
Commercial Banking	$16,949	$(4,714)	$50,550
Retail Banking	(7,480)	46,556	76,410
Consumer Finance	28,522	(110,538)	37,590
Other	3,127	350	1,183

Total reportable segments	41,118	(68,346)	165,733
Corporate and reconciling items	(116,750)	(252,621)	(68,097)

Net (loss) income attributable to Webster Financial Corporation	$(75,632)	$(320,967)	$97,636

(a)	Reclassified to conform to 2009 presentation

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

The Company uses a matched maturity funding concept, also known as coterminous funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the Treasury group which is reflected in Corporate and Reconciling items. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” basically considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rates for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used” and deposits are assigned an FTP rate for funds “provided”. From a governance perspective, this process is executed by the Company’s Financial Planning and Analysis division and the process is overseen by the Company’s Asset Liability Committee.

The Company allocates the provision for credit losses (“PCL”) based upon expected loss (“EL”). EL differs from the PCL in that EL is a management tool based on the expected loss in the portfolio over the next twelve months, whereas the PCL is determined in accordance with U.S. generally accepted accounting principles (the PCL is the amount necessary to maintain the allowance for loan losses at a level reflecting the probable credit losses inherent in the loan portfolio at a point in time). EL is estimated using assumptions for exposure, probability of default (“PD”) and loss given default (“LGD”) for various credit products, risk ratings, collateral and industries. Exposure is the sum of the outstanding balance plus assumptions regarding additional potential draw-downs based on outstanding commitments. EL is calculated on an instrument level basis using assumptions which are reviewed on an annual basis. The EL for an individual loan is calculated by multiplying the principal loan exposure by the PD and LGD percentages. The difference between the sum of the PCL for each line of business determined using the expected loss methodology and the consolidated provision is included in “other reconciling items”.

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

The Chief Operating Decision Maker (“CODM”) uses full profitability measurement reports which are prepared for each operating segment, and these reports reflect EL and FTP. The differences between these report-based measures are reconciled to GAAP amounts in the reconciling amounts category. These segment results are used as a basis for determining operating segment incentives, capital allocations, and product changes. The reports are reviewed on a monthly and quarterly basis and compare actual to planned results on a direct contribution basis, which is pretax. The operating segments that are generating revenue and revenue opportunities that exceed costs required to generate business and leverage fixed costs are allocated additional resources. The CODM typically has reduced resources to segments that are underperforming.

Commercial Banking

The Commercial Banking segment includes middle market, asset-based lending, commercial real estate, equipment finance and wealth management. As of January 1, 2009, management realigned its business segment balances for Webster’s equipment finance, wealth management and insurance premium finance operating units, which had previously been reported as a component of the Other reporting segment. Webster sold its insurance premium financing subsidiary on November 2, 2009.

Table 10: Commercial Banking Results for the years ended December 31,

(In thousands)	2009	2008 (a)	2007 (a)
Net interest income	$148,196	$141,273	$139,863
Provision for loan losses	48,220	25,819	23,379

Net interest income after provision	99,976	115,454	116,484
Non-interest income	35,202	36,338	37,641
Non-interest expense	106,455	98,348	81,616
Write-down of goodwill	—	48,988	—

Income before income taxes	28,723	4,456	72,509
Income tax expense	11,774	9,170	21,959

Net income (loss)	$16,949	$(4,714)	$50,550

Total assets at period end	$4,308,811	$4,989,415	$4,815,390

Total loans at period end	4,327,840	4,978,967	4,774,495

Total deposits at period end	675,804	453,651	495,422

(a)	Reclassified to conform to 2009 presentation.

Net interest income increased $6.9 million or 4.9% in 2009 compared to 2008. The increase is due to the Commercial Bank’s focus on improving risk adjusted spreads in its various portfolios. Provisions for loan losses increased $22.4 million or 86.8% in 2009 compared to 2008, primarily due to downward risk rating migration resulting in quarter internal allocation of provision expense.

Net interest income increased $1.4 million or 1.0% in 2008 compared to 2007. Provisions for loan losses increased $2.4 million or 10.3% in 2008 compared to 2007 due to increases in non-performing loans in the commercial loan portfolio.

Non interest income decreased $1.1 million or 3.1% in 2009 compared to 2008 and non-interest expense increased $8.1 million or 8.2% primarily due to increases in loan workout and foreclosure costs.

Non-interest expense increased $16.7 million or 20.5% in 2008 compared to 2007, primarily attributable to increased charges for corporate technology, administration and other overhead costs. In 2008, there was a goodwill impairment charge of $49.0 million for the commercial segment. At December 31, 2009 and 2008, there were no balances for goodwill in the commercial segment.

Retail Banking

Included in the Retail Banking segment is retail, business and professional banking, and investment services.

Table 11: Retail Banking Results for the years ended December 31,

(In thousands)	2009	2008 (a)	2007 (a)
Net interest income	$167,429	$213,798	$258,567
Provision for loan losses	10,311	5,630	5,598

Net interest income after provision	157,118	208,168	252,969
Non-interest income	118,793	125,423	122,804
Non-interest expense	288,587	277,393	266,170

(Loss) income before income taxes	(12,676)	56,198	109,603
Income tax (benefit) expense	(5,196)	9,642	33,193

Net (loss) income	$(7,480)	$46,556	$76,410

Total assets at period end	$1,553,083	$1,625,220	$1,607,202

Total loans at period end	874,696	932,955	915,823

Total deposits at period end	10,158,572	9,649,034	9,895,442

(a)	Reclassified to conform to the 2009 presentation.

The net loss for the year ended December 31, 2009 was $7.5 million, a decrease of $54.0 million from the comparable period of 2008. The decline in the Retail Banking Segment’s earnings was driven by two factors: 1) a decrease in period contribution from deposits which are linked to the recent rapid decline in interest rates and 2) increase in FDIC premiums. With a loan to deposit ratio of only 8.6%, the Retail Banking Segment’s contribution is driven largely by deposit balances which fund other business segments. Net interest income decreased $46.4 million or 21.7% driven by a decline in revenue earned on the Retail Banking deposit portfolio. The cost of retail deposits at the end of 2009 was 1.11%, a decline of 78 basis points from the end of 2008. The internal earnings credit, or FTP, associated with Webster’s wholesale funding costs dropped by 102 basis points during the same time period, which resulted in a 15% decrease in the margin on deposits. Wholesale funding costs dropped significantly as the Federal Reserve reduced short-term interest rates in late 2008 and the first part of 2009. Based upon Webster’s FTP methodology, the reduction in market interest rates also reduced the spread on the full range of deposit products including checking and savings accounts that are now priced at or near historic minimums. This internal FTP methodology will negatively impact the near-term operating contribution of this business segment as long as this unprecedented low interest rate environment persists. These results are near-term and do not reflect the long-term value of the liquidity provided by Webster’s retail deposit base which would be more evident in a higher interest rate environment.

At December 31, 2009 retail deposits grew by $509.5 million over the prior year-end, an increase of 5.3%. The growth was concentrated in the core deposit categories of Demand, MMDA and Savings. CD balances declined as customers shifted deposits into products with more liquidity as rates declined. Loan balances declined by $58.3 million due reduced credit demand and an increase in loan payoffs and charge-offs. The PCL increased by $4.7 million based on an increase in EL factors on the Business & Professional Banking loan portfolio. The decrease in non-interest income of $6.6 million was driven by a decline in deposit overdraft charges and investment service fees. Total non-interest expense for 2009 increased $11.2 million over 2008 due to a $15.7 million increase in FDIC insurance costs that were partially offset by cost savings generated from the One Webster initiative.

Consumer Finance

Consumer Finance includes residential mortgage and consumer lending, as well as mortgage banking activities.

Table 12: Consumer Finance Results for the years ended December 31,

(In thousands)	2009	2008 (a)	2007 (a)
Net interest income	$122,565	$118,497	$122,771
Provision for credit losses	24,143	15,712	15,498

Net interest income after provision	98,422	102,785	107,273
Non-interest income	12,854	12,625	19,709
Non-interest expense	62,903	68,505	73,049
Write-down of goodwill	—	149,391	—

Income (loss) before income taxes	48,373	(102,486)	53,933
Income tax expense	19,829	8,048	16,330

Income (loss) before noncontrolling interest	28,544	(110,534)	37,603
Noncontrolling interest	(22)	(4)	(13)

Net income (loss)	$28,522	$(110,538)	$37,590

Total assets at period end	$6,047,472	$6,391,716	$7,510,545

Total loans at period end	5,923,260	6,320,772	6,796,054

Total deposits at period end	29,590	28,919	34,289

(a)	Reclassified to conform to the 2009 presentation.

Net income increased by $139.1 million compared to 2008. The increase is due primarily to a 2008 write-down of $149.4 million of goodwill. Excluding the goodwill write-down taken in 2008 net income decreased by $10.3 million in 2009 when compared to 2008. The $4.1 million increase in net interest income is primarily attributable to low short-term interest rates resulting in increased spreads on equity loan products and an increase in the interest on loans held-for-sale due to increased mortgage originations. The increase in provision of $8.4 million is primarily related to an increase in charge-offs and non-accrual loan balances. The $5.6 million decrease in non-interest expense is related to business line restructurings and efficiencies. The decrease in assets is attributable to a $203.0 million loan securitization in the second quarter of 2009 coupled with loan prepayments exceeding new loan originations.

Net income decreased by $148.1 million in 2008 compared to 2007. The decrease is due to a 2008 write-down of $149.4 million of goodwill and reduced mortgage banking activity. The $4.3 million decrease in net interest income is primarily attributable to declining short-term interest rates, a flattening of the yield curve and a decrease in the interest on loans held-for-sale due to reduced mortgage originations. Provision expense was comparable for both periods while the $7.1 million decrease in non-interest income is primarily related to discontinuation of the Company’s National Wholesale Mortgage banking activities. The $4.5 million decrease in non-interest expense is related to business line restructurings. The decrease in assets is attributable to a $466.5 million loan securitization in December 2008 and reduced balances in loans held-for-sale.

Other

Other includes Government Banking and HSA Bank.

Table 13: Other results for the years ended December 31,

(In thousands)	2009	2008 (a)	2007 (a)
Net interest income	$19,879	$15,760	$14,793
Provision for credit losses	—	—	—

Net interest income after provision	19,879	15,760	14,793
Non-interest income	11,557	9,660	6,926
Non-interest expense	26,137	24,997	20,022

Income before income taxes	5,299	423	1,697
Income tax expense	2,172	73	514

Net income	$3,127	$350	$1,183

Total assets at period end	$23,191	$24,362	$25,205

Total loans at period end	100	72	52

Total deposits at period end	2,603,008	1,336,374	1,130,801

(a)	Reclassified to conform to the 2009 presentation.

Net income increased $2.8 million to $3.1 million in 2009 compared to net income of $350,000 in 2008, primarily driven by government banking growth at reduced costs. Non-interest income increased $1.9 million primarily due to an increase in deposit service fees generated by HSA and higher financial advisory service fees from government banking.

Net income decreased $0.8 million or 70.4% to $350,000 in 2008 compared to net income of $1.2 million in 2007. Non-interest income increased $2.7 million primarily due to an increase in deposit service fees generated by HSA.

Table 14: Reconciliation of business segments’ net income to consolidated net income for the years ended December 31,

(In thousands)	2009	2008 (a)	2007 (a)
Net income (loss) from reportable segments	$41,118	$(68,346)	$165,733
Adjustments, net of taxes:
Corporate Treasury Unit	5,677	(70,920)	5,950
Allocation of provision for credit losses	(130,009)	(96,801)	(16,210)
Allocation of net interest income	8,875	(8,253)	(16,289)
Discontinued operations	302	(3,073)	(13,923)
Allocation of non-interest income	11,531	(68,913)	719
Allocation of non-interest expense	(13,126)	(4,661)	(28,344)

Net (loss) income attributable to Webster Financial Corporation	$(75,632)	$(320,967)	$97,636

(a)	Reclassified to conform to the 2009 presentation.

Financial Condition

Webster had total assets of $17.7 billion and $17.6 billion at December 31, 2009 and 2008, respectively.

Total loans, net decreased by $1.3 billion or 10.5%, to $10.7 billion from $12.0 billion at December 31, 2008. The decrease from December 31, 2008 reflects lower loan demand given economic conditions resulting in lower loan originations, an increase in payoffs given refinancing activity and a $203.0 million loan securitization that took place in the second quarter of 2009. The allowance for loan losses increased by $105.9 million when compared to 2008. At the same time, total deposits increased $1.7 billion, or 14.7%, from December 31, 2008. The increase in deposits was a result of increases in Retail, Government Banking and HSA deposits. Webster’s loan to deposit ratio improved to 81.0% at December 31, 2009 compared with 102.5% at December 31, 2008.

At December 31, 2009, total equity was $2.0 billion, an increase of $74.3 million or 3.9% from $1.9 billion at December 31, 2008. Changes in equity for the year ended December 31, 2009 consisted of $88.9 million of other comprehensive income, $112.6 million from the Warburg investment and $36.2 million from the trust preferred share tender offer offset by a $61.0 million decrease from the Series A convertible preferred stock exchange offer, a net loss of $75.6 million, $2.5 million of dividends to common shareholders, and $32.9 million of dividends to preferred shareholders. At December 31, 2009, the tangible capital ratio was 8.10% compared to 7.70% at December 31, 2008. See Note 15 of Notes to Consolidated Financial Statements for information on Webster’s regulatory capital levels and ratios.

Investment Securities Portfolio

Webster, either directly or through Webster Bank, maintains an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and to provide a means to balance interest-rate sensitivity. The investment portfolio is classified into three major categories: available for sale, held-to-maturity and trading. At December 31, 2009, the combined investment securities portfolios of Webster and Webster Bank totaled $4.8 billion. On a tax-equivalent basis, the yield in the securities portfolio for the year ended December 31, 2009 was 5.18% as compared to 5.56% for the year ended December 31, 2008. At December 31, 2009, Webster Bank’s portfolio consisted primarily of mortgage-backed and municipal securities held-to-maturity and Webster’s portfolio consisted primarily of equity and corporate trust preferred securities available for sale. See Note 4 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information.

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

Investment Securities

Total investment securities at December 31, 2009 increased by $1.1 billion from December 31, 2008. The available for sale securities portfolio increased by $937.3 million primarily due to the investment of funds generated from deposit growth and loan repayments into shorter duration agency securities, agency debentures and other shorter duration assets with limited extension risk and good liquidity while the held-to-maturity portfolio increased by $136.4 million, primarily due to the $203.0 million securitization of residential loans, purchases of agency mortgage-backed securities and to a lesser extent, municipal bonds and notes.

Table 15: Comparison of amortized cost, fair value and carrying value of investment securities at December 31,

	2009			2008
(Dollars in thousands)	Amortized Cost (a)(b)	Fair Value	Carrying Value	Amortized Cost	Fair Value	Carrying Value
Available for Sale:
U.S. Treasury Bills	$200	$200	$200	$1,998	$2,000	$2,000
Agency notes—GSE	130,343	130,147	130,147	—	—	—
Agency collateralized mortgage obligations (“CMOs”) — GSE	320,682	318,857	318,857	—	—	—
Single issuer trust preferred securities (a)	50,692	38,714	38,714	55,558	30,821	30,821
Pooled trust preferred securities (a)	76,217	70,689	70,689	104,052	62,697	62,697
Equity securities (b)	6,826	6,599	6,599	30,925	30,775	30,775
Mortgage-backed securities — GSE	1,365,005	1,409,942	1,409,942	972,323	988,763	988,763
Mortgage-backed securities — other	178,870	150,895	150,895	133,814	73,649	73,649

Total available for sale	$2,128,835	$2,126,043	$2,126,043	$1,298,670	$1,188,705	$1,188,705

Held-to-maturity:
Municipal bonds and notes	$686,495	$697,140	$686,495	$700,365	$695,511	$700,365
Mortgage-backed securities — GSE	1,919,882	1,970,840	1,919,882	1,751,679	1,795,591	1,751,679
Mortgage-backed securities — other	52,492	52,200	52,492	70,467	68,643	70,467

Total held-to-maturity	$2,658,869	$2,720,180	$2,658,869	$2,522,511	$2,559,745	$2,522,511

Total Investment Securities	$4,787,704	$4,846,223	$4,784,912	$3,821,181	$3,748,450	$3,711,216

(a)	Amortized cost is net of $43.5 million of credit related other-than-temporary impairments.
(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments.

For the year ended December 31, 2009, the Federal Reserve kept the Fed Funds rate flat at or below 0.25% in response to the economic downturn. Credit spreads narrowed as the prospects grew in 2009 for economic recovery and improved financial conditions. Yields on U.S. Treasury securities rose as some risk-taking returned to the credit-sensitive bond sector reversing the trend in flight to quality trading in 2007 and 2008. This development was generally positive for the credit sensitive portion of the investment portfolio, specifically corporate bonds and notes and non-agency mortgage-backed securities.

For the year ended December 31, 2009 the Company recorded write-downs for other-than-temporary impairments of its available for sale securities of $28.5 million ($24.9 million in debt securities and $3.6 million in common and preferred equity securities). The Company held an additional $1.1 billion in investment securities that had been in an unrealized loss position at December 31, 2009. Approximately $1.0 billion of this total had been in an unrealized loss position for less than twelve months while the remainder, $0.1 billion, had been in an unrealized loss position for twelve months or longer. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more-likely-than-not that it will not have to sell the security before the recovery of its cost basis. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. At December 31, 2009, available for sale investment securities with a carrying value of $10.2 million had deferred the payment of interest, therefore the securities were placed into a non-accruing status. For additional information on the other-than-temporary charges, refer to the “Supplemental Information” link on the Investor Relations page at www.wbst.com. This information does not constitute a part of this report and is not incorporated by reference herein. For additional information on the investment securities portfolio, see Note 4 of Notes to Consolidated Financial Statements included elsewhere in this report.

Loans

Table 16: Loan portfolio composition at December 31,

	2009		2008		2007		2006		2005
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Residential mortgage loans:
1-4 family	$2,825,938	25.6	$2,939,025	24.2	$3,440,056	27.5	$4,180,985	32.3	$4,621,051	37.6
Permanent NCLC	36,790	0.3	58,625	0.4	N/A	N/A	N/A	N/A	N/A	N/A
Construction	27,408	0.2	42,138	0.3	106,553	0.9	230,240	1.8	186,864	1.5
Liquidating construction (a)	4,817	0.1	18,735	0.2	83,253	0.7	N/A	N/A	N/A	N/A

Total residential mortgage loans	2,894,953	26.2	3,058,523	25.1	3,629,862	29.1	4,411,225	34.1	4,807,915	39.1

Consumer loans:
Home equity loans	2,745,154	24.9	2,952,366	24.2	2,844,094	22.8	3,129,391	24.2	2,705,520	22.0
Liquidating portfolio (a)	219,125	2.0	283,645	2.3	340,662	2.7	N/A	N/A	N/A	N/A
Other consumer	27,590	0.2	28,886	0.3	32,498	0.3	35,061	0.3	35,731	0.3

Total consumer loans	2,991,869	27.1	3,264,897	26.8	3,217,254	25.8	3,164,452	24.5	2,741,251	22.3

Commercial loans:
Commercial non-mortgage	1,505,181	13.7	1,795,738	14.7	1,736,644	13.9	1,728,815	13.4	1,433,424	11.7
Asset-based loans	527,187	4.8	753,143	6.2	793,023	6.4	765,843	5.9	661,119	5.4
Equipment financing	886,892	8.0	1,022,718	8.4	970,857	7.8	875,548	6.8	766,600	6.3

Total commercial loans	2,919,260	26.5	3,571,599	29.3	3,500,524	28.1	3,370,206	26.1	2,861,143	23.4

Commercial real estate:
Commercial real estate	1,921,685	17.4	1,908,312	15.7	1,635,385	13.1	1,436,793	11.1	1,328,906	10.8
Commercial construction	148,173	1.4	165,610	1.3	185,983	1.5	229,420	1.8	244,543	2.0
Residential development	114,586	1.0	161,553	1.3	242,039	1.9	242,525	1.9	240,135	1.9

Total commercial real estate	2,184,444	19.8	2,235,475	18.3	2,063,407	16.5	1,908,738	14.8	1,813,584	14.7

Net unamortized premiums	12,512	0.1	14,580	0.1	18,055	0.1	41,877	0.3	24,471	0.2
Net deferred costs	33,671	0.3	42,517	0.4	46,841	0.4	26,993	0.2	36,922	0.3

Total loans	11,036,709	100.0	12,187,591	100.0	12,475,943	100.0	12,923,491	100.0	12,285,286	100.0

Less: allowance for loan losses	(341,184)		(235,329)		(188,086)		(147,719)		(146,486)

Loans, net	$10,695,525		$11,952,262		$12,287,857		$12,775,772		$12,138,800

(a)	In 2008 Webster discontinued indirect residential construction lending and indirect home equity lending outside of its primary market area. Webster placed these two portfolios into a liquidating portfolio and disclosed this as a separate category from its continuing portfolio. Comparable information for the liquidating portfolio for the years ending December 31, 2006 and 2005 is therefore not available as the portfolio was established in the fourth quarter of 2007.

The primary components of the decrease in total loans as of December 31, 2009 compared to December 31, 2008 were the securitization of $203.0 million in residential mortgage loans from the continuing portfolio, $196.4 million in net charge-offs, the $93.3 million sale of the insurance premium finance subsidiary, the strategic emphasis upon core franchise relationships, reduction in originations and repayment activity in residential, consumer and commercial real estate.

Table 17: Contractual maturities and interest-rate sensitivity of selected loan categories at December 31, 2009.

	Contractual Maturity
(In thousands)	One Year or less	More than One to Five Years	More than Five Years	Total
Contractual Maturity
Residential mortgage loans:
1-4 family	$217,770	$41,283	$2,566,885	$2,825,938
Permanent NCLC	36,790	—	—	36,790
Construction	18,591	8,817	—	27,408
Liquidating construction	4,816	1	—	4,817
Total residential mortgage loans	277,967	50,101	2,566,885	2,894,953
Consumer loans:
Home equity loans—1st lien	58,508	33,252	2,653,394	2,745,154
Liquidating portfolio	7,295	60	211,770	219,125
Other consumer	13,910	9,020	4,660	27,590
Total consumer loans	79,713	42,332	2,869,824	2,991,869
Commercial loans:
Commercial non-mortgage	299,033	1,015,251	190,897	1,505,181
Asset-based loans	176,493	350,217	477	527,187
Equipment financing	43,632	731,389	111,871	886,892
Total commercial loans	519,158	2,096,857	303,245	2,919,260
Commercial real estate:
Commercial real estate	316,145	722,890	882,650	1,921,685
Commercial construction	94,441	43,535	10,197	148,173
Residential development	52,948	61,638	—	114,586
Total commercial real estate loans	463,534	828,063	892,847	2,184,444
Total	$1,340,372	$3,017,353	$6,632,801	$10,990,526
Interest-Rate Sensitivity
Fixed rate	$294,795	$1,187,219	$3,644,204	$5,126,218
Variable rate	1,045,577	1,830,134	$2,988,597	5,864,308
Total	$1,340,372	$3,017,353	$6,632,801	$10,990,526

The contractual maturities are expected gross receipts from borrowers. The balances of the contractual maturities reflected in Table 17 do not include $12.5 million in net unamortized premiums and $33.7 million in net deferred costs.

Asset Quality

Webster’s lending strategy focuses on direct relationship lending within its primary New England market area. The quality of the assets underwritten is an important factor in the successful operation of a financial institution. Management strives to maintain asset quality through its underwriting standards, servicing of loans and management of non-performing assets.

The following table summarizes asset quality information for the past five years.

Table 18: Asset Quality at December 31,

	2009		2008		2007		2006		2005
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Nonaccrual loans	$263,415	65.5	$220,592	83.8	$94,842	78.3	$58,768	95.1	$60,541	91.3
Nonaccrual restructured loans	109,562	27.3	11,974	4.6	18,061	14.9	144	0.2	12	0.0
Nonaccrual foreclosed property	28,988	7.2	30,623	11.6	8,169	6.8	2,913	4.7	5,785	8.7

Nonperforming assets	$401,965	100.0	$263,189	100.0	$121,072	100.0	$61,825	100.0	$66,338	100.0

Loans 90 days or more past due and still accruing	$286		$1,110		$1,891		$1,499		$6,676

Asset Quality Ratios:
Nonaccrual and restructured loans as a percentage of total loans		3.38%		1.91%		0.90%		0.46%		0.50%
Nonperforming assets as a percentage of:
Total assets		2.27		1.50		0.70		0.36		0.37
Total loans plus foreclosed property		3.63		2.15		0.97		0.48		0.54
Net charge-offs as a percentage of average loans		1.68		1.09		0.20		0.13		0.03
Allowance for loan losses as a percentage of total loans		3.09		1.93		1.51		1.14		1.19
Allowance for credit losses as a percentage of total loans		3.28		2.02		1.58		1.20		1.27
Ratio of allowance for loan losses to:
Net charge-offs		6.62x		1.70x		7.48x		9.03x		45.71x
Nonaccrual and restructured loans		0.75		1.01		1.67		2.51		2.42

Non-performing assets, loan delinquency and credit losses are considered to be key measures of asset quality. Asset quality is one of the key factors in the determination of the level of the allowance for loan losses. See “Allowance for Loan Losses” contained elsewhere within this section for further information on the allowance.

Non-performing Assets

The following table provides additional information regarding Webster’s non-performing assets for the past five years.

Table 19: Non-performing assets at December 31,

	2009		2008		2007		2006		2005
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Loans:
Continuing Portfolio:
Consumer finance
Residential	$109,567	3.79	$52,502	1.73	$22,352	0.63	$11,307	0.26	$6,979	0.15
Consumer	38,755	1.40	29,939	1.00	14,455	0.50	6,266	0.20	1,829	0.07

Total consumer finance	148,322	2.62	82,441	1.37	36,807	0.57	17,573	0.23	8,808	0.12

Commercial:
Commercial banking	70,614	3.47	49,987	1.96	26,804	1.10	21,105	0.85	26,002	1.24
Equipment financing	30,152	3.40	13,138	1.28	6,473	0.67	2,616	0.30	3,065	0.40

Total commercial	100,766	3.45	63,125	1.77	33,277	1.03	23,721	0.70	29,067	1.02

Commercial real estate	56,144	2.71	8,032	0.39	12,896	0.63	17,618	0.92	22,678	1.25
Residential development	47,264	41.25	48,628	30.10	—	—	—	—	—	—

Total commercial real estate	103,408	4.73	56,660	2.53	12,896	0.63	17,618	0.92	22,678	1.25

Non-performing loans— continuing portfolio	352,496	3.27	202,226	1.71	82,980	0.69	58,912	0.46	60,553	0.50

Liquidating Portfolio:
NCLC	4,233	87.88	13,402	71.53	22,797	27.29	—	—	—	—
Consumer (home equity)	16,248	7.41	16,938	5.97	7,126	2.09	—	—	—	—

Non-performing loans—liquidating portfolio	20,481	9.15	30,340	10.03	29,923	7.06	—	—	—	—

Total non-performing loans	$372,977	3.39	$232,566	1.92	$112,903	0.91	$58,912	0.46	$60,553	0.50

Foreclosed and repossessed assets:
Continuing Portfolio:
Residential and consumer	$9,148		$3,107		$5,958		$991		$659
Commercial	18,143		22,868		2,211		1,922		5,126

Total foreclosed and repossessed assets—continuing	$27,291		$25,975		$8,169		$2,913		$5,785

Liquidating Portfolio:
NCLC/Consumer	1,697		4,648

Total foreclosed and repossessed assets	$28,988		$30,623		$8,169		$2,913		$5,785

Total non-performing assets	$401,965		$263,189		$121,072		$61,825		$66,338

(1)	Represent the principal balance of past due loans as a percentage of the outstanding principal balance within the comparable loan category. The percentage excludes the impact of deferred costs and unamortized premiums.

It is Webster’s policy that all loans 90 or more days past due are placed in non-accruing status. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection. Loans past due 90 days or more and still accruing are disclosed in Table 21 that follows.

Non-performing loans were $373.0 million at December 31, 2009, compared to $232.6 million at December 31, 2008. Non-performing loans are defined as non-accruing loans. Non-performing assets (non-performing loans plus foreclosed and repossessed assets) from the continuing portfolios totaled $379.8 million, or 94.5% of total non-performing assets at December 31, 2009 as compared to $228.2 million, or 86.7% of total non-performing asses at December 31, 2008. There was $150.3 million of growth in the continuing portfolio, of which, $65.9 million (44%) was associated with the consumer business and $84.4 million (56%) was associated with the commercial business lines.

Non-performing loans in the liquidating indirect national construction and indirect out of footprint home equity portfolio totaled $4.2 million and $16.2 million at December 31, 2009, respectively, and $13.4 million and $16.9 million a year ago. There were $1.7 million of foreclosed and repossessed assets from the liquidating portfolio at December 31, 2009 compared to $4.6 million in 2008. Webster’s liquidating portfolios, consisting of indirect, out of market, home equity and national construction loans, had $223.9 million outstanding at December 31, 2009 compared to $423.9 million when the liquidating portfolios were established at December 31, 2007.

Interest on nonaccrual loans (continuing and liquidating portfolios) that would have been recorded as additional interest income for the years ended December 31, 2009, 2008 and 2007 had the loans been current in accordance with their original terms approximated $20.0 million, $16.7 million and $7.8 million, respectively. See Note 1 of Notes to Consolidated Financial Statements contained elsewhere within this report for information concerning the nonaccrual loan policy.

Webster individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement for impairment based on the fair value of expected cash flows or as the value of the associated collateral, adjusted for selling costs. At December 31, 2009, impaired loans totaled $401.2 million including loans of $155.5 million with a specific impairment allowance of $37.0 million. At December 31, 2008, impaired loans totaled $203.4 million, including loans of $32.6 million net of a specific impairment allowance of $2.8 million. The increase in impaired loans is primarily related to the $151.6 million increase in non-performing loans from December 31, 2008.

On November 13, 2008 Webster announced a 90-day moratorium on home foreclosures for Webster owned mortgages that were 30 days or more delinquent as of November 4, 2008. The moratorium was subsequently extended to March 31, 2009. Webster also announced a plan to expand mortgage assistance programs to keep families in there homes. Eligible borrowers were required to occupy the home collateralizing the loan as their principal residence, be working in good faith to stay current on their mortgage and provide evidence of sufficient income to support affordable mortgage payments. Mortgage assistance focuses on creating affordable, sustainable payments plans, and may include such options as: temporarily reducing the monthly payment, extending fixed payment periods on adjustable loans, extending mortgages beyond the current length, refinancing or adjusting interest rates. The use of these options are based on underwriting criteria designed to ensure that borrowers can afford the new terms. At December 31, 2009 Webster had modified, or was in the process of negotiating modifications, for approximately $72.0 million in mortgages.

Troubled Debt Restructures

A loan whose terms have been modified due to the financial difficulties of a borrower is reported by Webster as a troubled debt restructure (“TDR”). All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. TDRs are by definition impaired loans and have been reported within the impaired loan categories in the preceding table. In accordance with Webster’s credit risk policy, loans or portions of loans are charged off against the allowance for loan losses when deemed by management to be uncollectible. For the years ended December 31, 2009 and 2008, Webster charged off $11.5 million and $7.8 million for the portion of TDRs deemed to be uncollectible. There were no TDR charge-offs taken for the year ended December 31, 2007. At December 31, 2009, there were no commitments to lend any additional funds to debtors in troubled debt restructurings.

The following table presents loans that have been restructured as a TDR for the past five years.

Table 20: Troubled debt restructures at December 31,

(In thousands)	2009	2008	2007	2006	2005
Residential	$59,438	$3,698	$35	$144	$—
Consumer	12,453	473	—	—	12
Commercial	118,750	7,803	18,026	—	—

Total	$190,641	$11,974	$18,061	$144	$12

The increase in residential and consumer troubled debt restructures reflect the impact of Webster’s expansion of mortgage assistance programs to keep borrowers in their homes. The increase in commercial troubled debt restructurings also reflect Webster’s ability to provide prudent financial solutions for those customers who were impacted by the severe economic conditions that existed in 2009. These economic conditions have impacted borrowers across all business lines within the commercial portfolio.

Delinquent Loans

The following table sets forth information regarding Webster’s delinquent loans, excluding loans held for sale and nonaccrual loans for the past five years.

Table 21: Loans past due 30 days or more and accruing income at December 31,

	2009		2008		2007		2006		2005
(Dollars in thousands)	Principal Balances	% (1)	Principal Balances	% (1)	Principal Balances	% (1)	Principal Balances	% (1)	Principal Balances	% (1)
Past due 30-89 days:
Continuing Portfolio:
Residential	$36,086	1.25	$45,909	1.51	$23,710	0.67	$14,954	0.34	$17,717	0.37
Consumer	27,214	0.98	33,848	1.14	22,347	0.78	14,018	0.44	10,878	0.39
Commercial	18,512	0.63	29,353	0.82	18,935	0.54	7,115	0.21	46,343	1.61
Commercial real estate	8,184	0.40	7,158	0.35	8,178	0.45	26,476	1.39	31,680	1.75
Residential development	551	0.48	2,096	1.29	3,876	1.60	—	—	—	—

Total continuing portfolio	$90,547	0.84	$118,364	1.00	$77,046	0.64	$62,563	0.49	$106,618

Liquidating Portfolio:
NCLC	$582	12.08	$4,487	23.95	$13,143	15.78	—	—	—	—
Consumer (home equity)	9,804	4.47	15,621	5.51	8,793	2.58	—	—	—	—

Liquidating portfolio	$10,386	4.64	$20,108	6.65	$21,936	5.17	—	—	—

Total loans past due 30-89 days	$100,933	0.92	$138,472	1.14	$98,982	0.80	$62,563	0.49	$106,618	0.87

Past due 90 days or more and accruing:
Continuing portfolio
Commercial	$50	0.01	$459	0.01	$1,141	0.03	$1,490	0.04	$6,676	0.23
Commercial real estate	236	0.01	450	0.02	550	0.03	—	—	—	—
Residential development	—	—	201	0.12	200	0.08	—	—	—	—

Total loans past due 90 days and still accruing	$286		$1,110		$1,891		$1,490		$6,676

Total over 30-day delinquent loans	$101,219		$139,582		$100,873		$64,053		$113,294

(1)	Represents the principal balance of past due loans as a percentage of the outstanding principal balance within the comparable loan portfolio category. The percentage excludes the impact of deferred costs and unamortized premiums.

As previously noted, non-performing loans increased as a percentage of the total loan portfolio during 2009. Similarly, non-performing assets, as a percentage of total assets, increased over 2008 levels. However, the percentage of loans that are between 30 and 90 days delinquent fell on a year over year basis. As a percentage of total loans, loans between 30 and 90 days delinquent were 0.92% and 1.14% at December 31, 2009 and 2008, respectively.

Allowance for Loan Losses

Methodology

The allowance for loan losses, which comprises the allowance for loan losses and the reserve for unfunded credit commitments, is maintained at a level estimated by management to provide for probable losses inherent in the loan portfolio and unfunded commitments. Probable losses are estimated based upon a quarterly review of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors which, in management’s judgment, deserve current recognition in estimating credit losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on nonaccrual loans, criticized loans and watch list loans including an analysis of the collateral for such loans.

Management considers the adequacy of the allowance for credit losses a critical accounting policy. The adequacy of the allowance for credit losses is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Webster’s market and nationally, trends within industries where the loan portfolio is concentrated, real estate values, interest rates and the financial condition of individual borrowers. While management believes the allowance for credit losses is adequate as of December 31, 2009, actual results may prove different and these differences could be significant.

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

The data is analyzed and estimates of probable losses in the portfolio are estimated by calculating formula allowances for homogeneous pools of loans and classified loans and specific allowances for impaired loans. The formula allowance is calculated by applying loss factors to the loan pools based on historic default and loss rates, internal risk ratings, and other risk-based characteristics. Changes in risk ratings, and other risk factors, from period to period for both performing and non-performing loans affect the calculation of the formula allowance. Loss factors are based on Webster’s loss experience, and may be adjusted for significant conditions that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. The following is considered when determining probable losses:

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

•	Actual losses by portfolio segment are reviewed to validate estimated probable losses.

•	The dependency on collateral for repayment is considered and appraised property values reviewed accordingly.

At December 31, 2009, the allowance for loan losses was $341.2 million, or 3.1% of the total loan portfolio, and 91.5% of total non-performing loans. This compares with an allowance of $235.3 million or 1.9% of the total loan portfolio, and 101.2% of total non-performing loans at December 31, 2008. The allowance for loan losses that related to the continuing portfolio was $287.8 million at December 31, 2009 and represented 2.7% of the total loans in the continuing portfolio. Gross charge-offs of the continuing portfolio for the year ended December 31, 2009 were $157.0 million and consisted of $93.9 million in gross charges for commercial and commercial real estate loans, $37.7 million in gross charges for consumer loans, $13.3 million in gross charges for residential lending and $12.0 million for residential development. Charge-offs from the continuing portfolios increased by $62.0 million during the year ended December 31, 2009 when compared to charge-offs of $95.0 million for the year ended December 31, 2008. The increase in charge-off activity reflects the focus on non-accrual resolution and updated valuations of non-performing loans for the year ended December 31, 2009. The allowance for loan losses that related to the liquidating portfolio was $53.4 million at December 31, 2009 and represented 23.9% of the total loans in the liquidating portfolio. Liquidating portfolio charge-offs of $48.9 million for the year consisted of $6.7 million in gross charges for construction loans and $42.2 million in gross charges for consumer home equity loans. Charge-offs from the liquidating portfolios increased by $1.1 million during the year ended December 31, 2009. The increase in charge-off activity reflects the expedited resolution approach taken by management for the NCLC portfolio for the year ended December 31, 2009. The allowance for loan losses does not include the reserve for unfunded credit commitments that is discussed in the following paragraph. The increase in the allowance for credit losses year over year reflects the need for increased reserve levels in light of deteriorating economic conditions across all lines of business.

The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments and letters of credit. These commitments are converted to estimates of potential loss using loan equivalency factors, and include internal and external historic loss experience. At December 31, 2009, the reserve for unfunded credit commitments was $10.1 million. This compares with a reserve for unfunded credit commitments of $10.5 million at December 31, 2008. As part of its risk management process, the Company closely monitors all draw activity for trends.

The allowance for credit losses incorporates the range of probable outcomes as part of the loss estimation process, as well as an estimate of loss representing inherent risk not captured in quantitative modeling and methodologies. These factors include, but are not limited to, imprecision in loss estimate methodologies and models, internal asset quality trends, changes in portfolio characteristics and loan mix, significant volatility in historic loss experience, and the uncertainty associated with industry trends, economic uncertainties and other external factors.

Table 22: Allowance for credit losses activity for the years ended December 31,

(Dollars in thousands)	2009	2008	2007	2006	2005
Continuing portfolio:
Beginning balance	$191,426	$138,180	$147,719	$146,486	$150,112
Allowances from purchase transactions	—	—	—	4,724	—
Allowance for sold loans (d)	(469)	—	—	—	—
Write-down of loans transferred to held-for-sale	—	—	—	—	(775)
Provision	246,886	144,683	1,404	12,871	354
Charge-offs:
Residential	(13,336)	(7,918)	(1,163)	(385)	(833)
Consumer	(37,743)	(15,011)	(6,474)	(1,320)	(633)
Commercial (a)	(93,903)	(38,060)	(8,804)	(17,125)	(8,288)
Residential development	(12,017)	(34,030)	—	—	—

Total charge-offs—continuing portfolio	(156,999)	(95,019)	(16,441)	(18,830)	(9,754)

Recoveries	6,940	3,582	5,498	2,468	6,549
Net charge-offs—continuing portfolio	(150,059)	(91,437)	(10,943)	(16,362)	(3,205)

Ending balance—continuing portfolio	$287,784	$191,426	$138,180	$147,719	$146,486

Liquidating portfolio: (b)
Beginning balance	$43,903	$49,906	$—	N/A	N/A
Provision	55,814	40,617	64,121	N/A	N/A
Charge-offs:
NCLC	(6,676)	(23,346)	(9,259)	N/A	N/A
Consumer (home equity)	(42,224)	(24,444)	(4,956)	N/A	N/A

Total charge-offs—liquidating portfolio	(48,900)	(47,790)	(14,215)	N/A	N/A

Recoveries	2,583	1,170	—	N/A	—
Net charge-offs—liquidating portfolio	(46,317)	(46,620)	(14,215)	N/A	N/A

Ending balance—liquidating portfolio	53,400	43,903	49,906	N/A	N/A

Ending balance—allowance for loan losses	$341,184	$235,329	$188,086	$147,719	$146,486

Reserve for unfunded credit commitments: (c)
Beginning balance	$10,500	$9,500	$7,275	$9,146	$—
Provision	300	1,000	2,225	—	9,146
Reduction of provision previously recorded	(695)	—	—	(1,871)	—

Ending balance-reserve for unfunded credit commitments	10,105	10,500	9,500	7,275	9,146

Ending balance—allowance for credit losses	$351,289	$245,829	$197,586	$154,994	$155,632

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.
(b)	In 2007 Webster discontinued indirect residential construction lending and indirect home equity lending outside of its primary market area. Webster placed these two portfolios into a liquidating portfolio and disclosed this as a separate category from its continuing portfolio.
(c)	The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. Provisions are reflected as a component of noninterest expense.
(d)	Balance represents the allowance for loans sold associated with the sale of Budget Installment Corporation (“BIC”) in November 2009.

Table 23: Net charge-offs to average outstanding loans by category for the years ended December 31,

	2009	2008	2007	2006	2005
Net charge-offs continuing
Residential	0.42%	0.22%	0.02%	—%	0.01%
Commercial (a)	2.94	1.01	0.10	0.30	0.09
Consumer	1.19	0.47	0.15	0.04	0.02
Commercial real estate	0.21	1.57	0.01	—	—

Net charge-offs continuing	1.30%	0.74%	0.09%	0.13%	0.03%

Net charge-offs liquidating
NCLC	49.31%	53.67%	11.12%	N/A	N/A
Consumer (home equity)	16.69	7.80	2.66	N/A	N/A

Net charge-offs liquidating	17.88	12.74	5.28	N/A	N/A

Total net charge-offs to total average loans	1.67%	1.09%	0.20%	0.13%	0.03%

(a)	All Business & Professional Banking loans, asset based lending, commercial non-mortgage and equipment financing are considered commercial for purposes of reporting charge-offs and recoveries.

Table 24: Allocation of allowance for loan losses at December 31,

	2009		2008		2007		2006		2005
(Dollars in thousands)	Amount	% (a)	Amount	% (a)	Amount	% (a)	Amount	% (a)	Amount	% (a)
Allowance for loan losses at end of year applicable to:
Continuing portfolio:
Residential	$27,860	1.0%	$17,956	0.6%	$5,388	0.2%	$15,857	0.4%	$17,198	0.4%
Consumer	45,988	1.7	17,465	0.6	10,770	0.4	13,922	0.4	17,909	0.6
Commercial	154,642	5.3	112,428	3.1	92,620	2.6	85,855	2.5	83,172	2.6
Commercial real estate	59,294	2.7	43,578	1.9	29,402	1.3	32,085	1.7	28,207	1.6
Liquidating portfolio:
NCLC	900	18.7	5,623	30.0	17,200	20.7	N/A	N/A	N/A	N/A
Consumer	52,500	24.0	38,279	13.4	32,706	9.6	N/A	N/A	N/A	N/A

Total	$341,184		$235,329		$188,086		$147,719		$146,486

(a)	Percentage represents the allocated allowance for loan losses to the total loans outstanding within the comparable category.

The allowance, in the judgment of management, is necessary to provide for estimated loan losses inherent in the loan portfolio. The allowance for loan losses includes allowance allocations calculated in accordance with FASB ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with FASB ASC Topic 450, “Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Sources of Funds

Cash flows from deposits, loan and mortgage-backed securities repayments, securities sales proceeds and maturities, borrowings and earnings are the primary sources of Webster Bank’s funds available for use in its lending and investment activities and in meeting its operational needs. While scheduled loan and securities repayments are a relatively stable source of funds, deposit inflows and loan and investment security prepayments are influenced by prevailing interest rates and local economic conditions and are inherently uncertain. The borrowings primarily include Federal Home Loan Bank (“FHLB”) advances and repurchase agreement borrowings. See Notes 11, 12 and 13 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information on borrowings.

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

Webster Bank gathers and services retail and commercial deposits through 181 banking offices throughout Connecticut (136 locations), Massachusetts (24 locations), Rhode Island (13 locations) and New York (8 locations). Deposit customers can access their accounts in a variety of ways including branch banking, ATMs, internet banking or telephone banking. Customer services also include 501 ATM facilities with membership in NYCE and PLUS networks and provide 24-hour access to linked accounts. Of the 501 total ATM facilities, 163 in-store, Webster branded ATMs were placed on-line during 2009 in select Walgreens locations in Massachusetts (128 locations, primarily in the eastern part of the state), Rhode Island (24 locations) and Connecticut (11 locations). This branding agreement complements Webster’s branch expansion program and establishes another distribution platform for future growth in Rhode Island and Massachusetts. Webster Bank’s internet service allows, among other things, customers the ability to open an account, transfer money between accounts, review statements, check balances and pay bills through the use of a personal computer. The telephone banking service provides automated customer access to account information 24 hours per day, seven days per week and access to customer service representatives at certain established hours. Customers can transfer account balances, process stop payments and change addresses, place check orders, open deposit accounts, inquire about account transactions and request general information about products and services. Additional services include automatic loan payment from accounts as well as direct deposit of Social Security benefits, payroll, and other retirement benefits.

Although not an integral part of its deposit strategies, from time to time, brokered deposits are used as an alternative means of funds generation. As with any other funding source, Webster Bank considers its needs, relative cost and availability in determining the suitability of brokered deposits. At December 31, 2009 and 2008, outstanding brokered deposits totaled $85.8 million and $194.2 million, respectively.

Webster also attracts deposits in health savings accounts through HSA Bank and deposits through its government banking division. See Note 10 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information on deposits.

Borrowings

Webster is a member of the Federal Home Loan Bank of Boston, which is a part of the Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged (principally single-family residential mortgage loans and securities). The maximum amount of credit which the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. Webster satisfied its collateral requirement at December 31, 2009. Long-term and short-term borrowings are utilized as a source of funding to meet liquidity and planning needs when the cost of these funds are favorable compared to alternative funding sources. At December 31, 2009 and 2008, FHLB advances totaled $0.5 billion and $1.3 billion, respectively, and represented 27.4% and 37.2%, respectively, of total outstanding borrowed funds.

Webster Bank’s wholesale funding sources include securities repurchase agreements whereby Webster delivers securities to counterparties under an agreement to repurchase the securities at a fixed price in the future. At December 31, 2009 and 2008 borrowings under repurchase agreements totaled $843.1million and $924.5 million, respectively, and represented 42.4% and 25.7%, respectively, of total outstanding borrowed funds. Other funding sources include purchases of term and overnight Federal funds, which amounted to $474.4 million at December 31, 2008. Webster did not have any amounts related to these sources outstanding at December 31, 2009. The Bank often participates and is awarded U.S. Treasury operating funds in auctions conducted by the Federal Reserve System, there were no U.S. Treasury operating funds borrowed at December 31, 2009 and $150.0 million at December 31, 2008.

Subordinated Notes:

In January 2003, Webster Bank issued $200 million of 5.875% fixed rate subordinated notes (“the Subordinated Notes”) due January 15, 2013. Interest on the Subordinated Notes is payable semi-annually on January 15 and July 15. The Subordinated Notes are unsecured and subordinate to the claims of depositors and all senior indebtedness. A futures derivative contract, which qualified for cash flow hedge accounting, was entered into in order to hedge the forecasted issuance of the Subordinated Notes. Upon issuance of the Subordinated Notes, the futures contract was terminated resulting in the realization of a $1.7 million gain which was deferred and is being amortized into interest expense over the life of the notes. Proceeds from the issuance of the Subordinated Notes were used to fund general corporate and banking purposes.

On March 10, 2009, the Company announced the commencement of a fixed price cash tender offer, which expired on March 18, 2009, for any and all of the Subordinated Notes. The consideration paid per $1,000 of principal tender was $800 plus all accrued and unpaid interest. Holders tendered $22.5 million of the outstanding principal of the subordinated debt for a total payment of $18.3 million including $0.2 million of accrued interest, resulting in a $4.5 million gain. In connection with the tender offer, the Company terminated $25 million of an interest rate swap designated as a fair value hedge of the subordinated notes resulting in a net gain of $1.9 million. The pro-rata share of the gain not directly related to the debt redemption was $188,480 which was deferred and is being amortized over the remaining life of the subordinated notes. A gain of $6.0 million was recognized in the accompanying Consolidated Statement of Operations for the year ended December 31, 2009.

Senior Notes:

In April 2004, Webster issued $150 million of 5.125% fixed rate senior notes (“the Senior Notes”) due April 15, 2014. Interest on the Senior Notes is payable semi-annually on April 15 and October 15. The Senior Notes are unsecured and rank equally with all existing and future unsecured and unsubordinated indebtedness of the Company. Proceeds from the Senior Notes were used to partially fund an acquisition of a financial institution in 2004.

Junior Subordinated Debt to Related Capital Trusts:

At December 31, 2009 and 2008, the Company had $236.1 million and $300.0 million, respectively, of junior subordinated debt issued to two wholly owned Connecticut statutory business trusts, Webster Statutory Trust I and NewMil Statutory Trust I; two wholly owned Delaware capital business trusts, Webster Capital Trust IV and Eastern Wisconsin Bancshares Capital Trust II; and one wholly owned New York capital business trusts, People’s Bancshares Capital Trust II. The trusts are considered variable interest entities for which the Company is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Company’s Consolidated Financial Statements. See Note 1 - Summary of Significant Accounting Policies for additional information about the Company’s consolidation policy. Details of the Company’s transactions with the currently active capital trusts are presented below.

Webster Capital Trust IV

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

On May 28, 2009, the Company announced the commencement of an exchange offer, which expired on June 24, 2009, with holders of Webster’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”) and Webster Capital Trust IV’s 7.65% Fixed to Floating Rate Trust Preferred Securities (the “Trust Preferred Securities”). See Note 14 — Shareholders’ Equity in the Notes to Consolidated Financial Statements and the discussion that follows for additional information related to the effect of the exchange offer on the Series A Preferred Stock.

The Company offered 82.0755 shares of its common stock plus accrued distributions in exchange for each $1,000 liquidation amount of the Trust Preferred Securities. Following the exchange, the Trust Preferred Securities held by Webster were used to liquidate Webster’s junior subordinated debentures of Webster Capital Trust IV. The exchange resulted in the liquidation of $63.9 million of Webster Capital Trust IV’s junior subordinated debentures and the issuance of 5.2 million shares of common stock at a fair value of $36.7 million net of issuance costs. The extinguishment of the Trust Preferred Securities resulted in the recognition of a $24.3 million net gain in the accompanying Consolidated Statement of Operations for the year ended December 31, 2009.

Webster Statutory Trust I

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

People’s Bancshares Capital Trust II

In May 2004, with the acquisition of FIRSTFED, Webster assumed junior subordinated debt (People’s Bancshares Capital Trust II) of $10.3 million. This debt has a coupon rate of 11.695% and matures in July 2030. A purchase premium of $2.1 million resulted from the acquisition and is being amortized over the life of the subordinated debt as an adjustment to interest expense.

Eastern Wisconsin Bancshares Capital Trust II

In February 2005, with the acquisition of HSA Bank, Webster assumed junior subordinated debt (Eastern Wisconsin Bancshares Capital Trust I & II) of $4.1 million, $2.07 million each, respectively. The outstanding principal and interest related to Eastern Wisconsin Bancshares Capital Trust I was called and repaid in April 2007. Eastern Wisconsin Bancshares Capital Trust II (“EWB Capital Trust II”) has a coupon rate of 7.4% and matures in November 2033.

NewMil Statutory Trust I

In October 2006, with the acquisition of NewMil Bancorp, Webster assumed junior subordinated debt (NewMil Statutory Trust I) of $10.3 million. NewMil Statutory Trust has a coupon rate of 6.4% and matures in March 2033.

Table 25: Contractual obligations and commercial commitments at December 31, 2009.

Payments due by period in the following table are based on final maturity dates without consideration of early redemption.

	Payments Due by Period
(In thousands)	Total	Less than one year	1-3 years	3-5 years	After 5 years
Contractual Obligations:
FHLB advances	$541,819	$135,015	$151,804	$249,000	$6,000
Senior notes	150,000	—	—	150,000	—
Subordinated notes	177,480	—	—	177,480	—
Junior subordinated debt	236,079	—	—	—	236,079
Securities sold under agreements to repurchase	843,096	343,096	200,000	—	300,000
Other borrowed funds	12,550	12,550	—	—	—
Operating leases	174,134	19,509	34,130	27,749	92,746

Total contractual cash obligations	$2,135,158	$510,170	$385,934	$604,229	$634,825

	Amount of Commitment Expirations Per Period
(In thousands)	Total amounts committed	Less than one year	1-3 years	3-5 years	After 5 years
Commercial Commitments:
Commercial lines of credit	$2,041,738	$850,616	$883,211	$254,804	$53,107
Standby letters of credit	171,175	42,439	112,162	16,208	366
Other commercial commitments	37,570	37,570	—	—	—

Total commercial commitments	$2,250,483	$930,625	$995,373	$271,012	$53,473

Consumer Commitments:
Consumer lines of credit-continuing	$1,751,339	$50,844	$2,042	$3,107	$1,695,346
Consumer lines of credit-liquidating	13,989	—	—	—	13,989
Residential loan commitments	54,223	54,223	—	—	—

Total consumer commitments	$1,819,551	$105,067	$2,042	$3,107	$1,709,335

Totals	$4,070,034	$1,035,692	$997,415	$274,119	$1,762,808

The Company’s Treasury unit proactively monitors the level of unused commitments against its available sources of liquidity from its investment portfolio, from deposit gathering activities as well as available unused borrowing capacity from the FHLB, Federal Reserve, repurchase agreements and ability to issue FDIC backed debt via the TLGP and reports the results monthly to the Asset/ Liability Committee and the Enterprise Risk Management Committee.

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

At December 31, 2009 and December 31, 2008, FHLB advances outstanding totaled $0.5 billion and $1.3 billion, respectively. Webster Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.9 billion at December 31, 2009 and $1.6 billion at December 31, 2008. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $1.7 billion at December 31, 2009 or used to collateralize other borrowings, such as repurchase agreements. At December 31, 2009, Webster Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $441.5 million.

Webster’s primary sources of liquidity at the parent company level are dividends from Webster Bank, investment income and net proceeds from borrowings, investment sales and capital offerings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster’s common stock and the payment of principal and interest to holders of senior notes and capital securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company, which are described in the section captioned “Supervision and Regulation” in Item 1 of this report. At December 31, 2009, there were no retained earnings available for the payment of dividends to the Company.

During 2009 and 2008, a total of 70,133 and 33,524 shares, respectively, of common stock were repurchased at a cost of approximately $0.8 million and $0.6 million, respectively. The majority of the repurchased shares were part of Board approved programs. See Note 14 of Notes to Consolidated Financial Statements for further information concerning stock repurchases.

The liquidity position of the Company is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, which if implemented would have a material adverse effect on the Company.

Webster Bank is required by regulations adopted by the OCC to maintain liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OCC, may vary from institution to institution depending on such factors as the overall asset/liability structure, market conditions, competition and the nature of the institution’s deposit and loan customers. At December 31, 2009 Webster Bank exceeded all regulatory requirements.

Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. At December 31, 2009, Webster Bank was in full compliance with all applicable capital requirements and met the FDIC requirements for a “well capitalized” institution. See Note 15 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information concerning regulatory capital.

Issuance of Preferred Stock

8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock

In June 2008, Webster issued 225,000 shares of 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share (Series A Preferred Stock). Dividends on the Series A Preferred Stock are payable quarterly in arrears, when, as and if authorized and declared by Webster’s board of directors, at an annual rate of 8.50% on the liquidation preference of $1,000 per share. The dividend payment dates are the fifteenth day of each March, June, September and December, and Webster commenced paying dividends on September 15, 2008. Dividends on the Preferred Stock are non-cumulative. With certain limited exceptions, if Webster has not paid or set aside for payment full quarterly dividends on the Series A Preferred Stock for a particular dividend period, Webster may not declare or pay dividends on, or redeem, purchase or acquire, its common stock or other junior securities during the next succeeding dividend period. For the year ended December 31, 2009, Webster paid $12.0 million in dividends to the shareholders of the Series A Preferred Stock.

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

Exchange Offer

On May 28, 2009, the Company announced the commencement of an exchange offer, which expired on June 24, 2009, with holders of the Series A Preferred Stock and the Trust Preferred Securities. See Note 13—Long-Term Debt for additional information related to the effect of the exchange offer on the Trust Preferred Securities.

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

On December 14, 15 and 16, 2009, the Company entered into agreements with certain holders of the Series A Preferred Stock pursuant to which the holders agreed to exchange each share of the Series A Preferred Stock for (i) 36.8046 shares of common stock plus (ii) a premium number of stock shares. An aggregate 27,461 shares of Series A Preferred Stock were exchanged for 1.94 million shares of the Company’s common stock, par value $0.01 per share. The exchange was accounted for as an induced conversion resulting in the de-recognition of the $27.5 million carrying amount of Series A Preferred Stock tendered, elimination of $0.9 million of original issuance costs, recognition of the $26.4 million excess of the fair value of the common stock issued over par, net of issuance costs, as an increase to APIC, and the recognition of the $11.6 million excess of the fair value of consideration provided over parity as a reduction to retained earnings and income available to common shareholders and an increase to APIC.

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

Warrants for Common Stock

In connection with the issuance of the Series B Preferred Stock, Webster issued a warrant to purchase an aggregate 3,282,276 shares of Webster’s common stock. The initial exercise price of the warrant is $18.28 per share (calculated on a 20-trading day trailing average). Based on the accounting guidance for convertible debt and debt issued with stock purchase warrants in FASB ASC Topic 470 — Debt, the Company allocated the $400.0 million in proceeds between the Series B Preferred Stock and the warrant in accordance with their relative fair values at the time of issuance. Of the total proceeds, $391.3 million was allocated to the Series B Preferred Stock and $8.7 million was allocated to the warrant. The $8.7 million allocated to the warrant also represents a discount on the Series B Preferred Stock that is being accreted from the date of issue to the fifth anniversary, at which time the rate increases to 9%. The Series B Preferred Stock discount was determined utilizing a discount rate of 4.5%. The $8.7 million warrant was recorded as a component of Webster’s paid in capital. The warrant will not impact earnings per share during periods in which Webster has net losses attributable to common shareholders since the effect would be anti-dilutive or during periods in which the exercise price of the warrant exceeds the average price of shares of Webster’s commons stock.

The warrant is immediately exercisable. Pursuant to the Purchase Agreement, Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant. The warrant will expire on November 21, 2018.

The Series B Preferred Stock and the warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company has agreed to register the resale or secondary offering of the Series B Preferred Stock, the warrant and the shares of common stock issuable upon exercise of the warrant (the “Warrant Shares”) as soon as practicable after the date of the issuance of the Series B Preferred Stock and the warrant. Neither the Series B Preferred Stock nor the warrant is subject to any contractual restrictions on transfer.

Warburg Pincus Transaction

On July 27, 2009, Webster entered into an Investment Agreement with Warburg Pincus (“Warburg”), the global private equity firm, pursuant to which Warburg agreed to invest $115 million in Webster through a direct purchase of newly issued shares of common stock, junior non-voting preferred stock, and warrants. The transaction was contemplated to occur in two separate closings. The second closing was contingent upon the receipt of the regulatory approval. In addition, there are elements in both closings that were subject to change should regulatory and shareholder approval not be received. A portion of the investment was completed on July 27, 2009 (“the First Closing”) and the remainder completed on October 15, 2009 (“the Second Closing”).

The First Closing consisted of Warburg initially funding approximately $40.2 million of its investment for which they received approximately 4 million shares of common stock and 3 million warrants in two series, Class A1 and Class B1, which were exercisable to purchase 18,431 shares of Webster’s Series D convertible preferred stock (or 1,843,100 shares of common stock following the receipt of regulatory approval and to the extent not exceeding the Company’s ownership limit) and 11,753 shares of Webster’s Series C perpetual participating preferred stock (“Series C Preferred Stock”), respectively. The Company determined that the Class A1 and Class B1 warrants did not qualify for equity classification until such time that the contingency features relating to the settlement of the warrants were resolved. Therefore, the warrants were initially recorded at fair value as a liability with subsequent changes in fair value recorded in non-interest income or expense up until the contingency feature was resolved by receiving the necessary antitrust, shareholder, and federal bank regulatory approvals.

As part of the Company’s assessment of the accounting for the tranched equity raise, management concluded that the right to the second close represented a free standing financial instrument that must be evaluated separately. As a result, the Company accounted for the Second Closing, at the time of the First Closing, by measuring this right at fair value, which resulted in a de minimis liability at the time of the First Closing. Concurrently, the Company did not elect to subsequently measure and record the liability at fair value.

On October 15, 2009, Webster announced that the necessary antitrust and federal bank regulatory approvals had been received. As part of the Second Closing, Warburg funded the remaining $74.8 million and was issued 3 million shares of common stock, 44,570 shares of Series C Preferred Stock, and 11.1 million Class A2 and Class B2 warrants for convertible preferred stock or common stock upon receipt of shareholder approval. The Class A2 and Class B2 warrants were recorded at fair value as a liability with subsequent changes in fair value recorded in non-interest income or expense.

The portion of Warburg’s investment that was held in the form of Series C Preferred Stock automatically converted into 4.5 million shares of Webster common stock upon receiving the requisite approval of Webster’s shareholders on December 10, 2009. The Class B Warrants expired immediately upon receiving this same approval and the Class A warrants became exercisable into 6.8 million shares of common stock. As a result, $38.7 million of Class A warrants converted to equity at fair value. The Company recorded a net $3.6 million gain related to the fair value adjustments on warrants for the year ended December 31, 2009. The Company recognized a beneficial conversion feature related to the Series C Preferred Stock of $22.2 million as a reduction of income available to common shareholders and as an increase to APIC for the year ended December 31, 2009.

In accordance with the “Gross Up Rights” provision of its investment agreement with the Company, Warburg has the contractual right to acquire from the Company, for the same price (net of any underwriting discounts or sales commissions) and on the same terms as, securities proposed to be offered to others up to an amount which will, in the aggregate, enable Warburg to maintain its proportionate ownership of the Company. On December 18, 2009, the Company notified Warburg of its intention to issue 1.94 million shares to certain holders of the Company’s Series A Preferred Stock in exchange for the 27,461 shares of the Series A Preferred Stock held by those holders as of December 18, 2009. On December 30, 2009, Warburg exercised its contractual right and acquired 610,072 shares of the Company’s common stock for $6.9 million in cash.

Off-Balance Sheet Arrangements

In the normal course of operations, Webster engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the Consolidated Financial Statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding.

For the year ended December 31, 2009, Webster Bank did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Asset/Liability Management and Market Risk

An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an Asset/Liability Committee (“ALCO”). The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board of Director approved risk limits. The Board sets limits for earnings at risk for parallel ramps in interest rates over 12 months of plus and minus 100, 200 and 300 basis points. Economic value or “equity at risk” limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points. Based on the historic lows in short-term interest rates as of December 31, 2009, the declining interest rate scenarios for both the earnings at risk for parallel ramps and the equity as risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer term earnings at risk for up to four years in the future.

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

Various interest rate contracts, including futures and options, interest rate swaps and interest rate caps and floors can be used to manage interest rate risk. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counter party to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged and therefore, the notional amounts should not be taken as a measure of credit risk. Assets of $40.7 million and $86.6 million and liabilities of $26.4 million and $53.2 million were recognized for the fair value of these swaps at December 31, 2009 and 2008, respectively. See Notes 1 and 18 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information.

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

The following table summarizes the estimated impact that gradual 100 and 200 basis point changes in interest rates over a twelve month period starting December 31, 2009 and December 31, 2008 might have on Webster’s net income for the subsequent twelve month period, compared to net income assuming no change in interest rates.

Table 26: Earnings at risk to parallel changes in rates

	-200 bp	-100 bp	+100 bp	+200 bp
December 31, 2009	N/A	N/A	-1.0%	-1.2%
December 31, 2008	N/A	N/A	+1.9%	+5.3%

Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is well within policy limits for all scenarios. The flat rate scenario at the end of 2008 assumed a Fed funds rate of 0.25%. The flat rate scenario as of December 31, 2009 has a Fed funds rate of .25%. The increase in earnings at risk to higher rates since prior year end is mainly due to asset mix change toward fixed rate investment securities from floating rate loans and liability mix change toward non-maturity deposits from time deposits. The interest rate risk position has been modified to take advantage of the historically steep yield curve and extended period of low short term interest rates. Webster is well within policy limits for all scenarios.

Webster can also hold futures and options positions to minimize the price volatility of certain assets held as trading securities. Changes in the market value of these positions are recognized in the Consolidated Statements of Operations in the period during which the change occurred.

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s net income for the subsequent twelve month period starting December 31, 2009.

Table 27: Earnings at risk to non-parallel changes in rates.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100 BP	-50 BP	+50 BP	+100 BP	-100 BP	-50 BP	+50 BP	+100 BP
December 31, 2009	N/A	N/A	-4.9%	-8.4%	-10.3%	-5.0%	+5.1%	+9.1%
December 31, 2008	N/A	N/A	-3.5%	-5.0%	-16.2%	-7.6%	+6.6%	+12.3%

The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months and the long end as terms of greater than 18 months. Webster’s net income generally benefits from a fall in short term interest rates since more new and existing liabilities than assets are tied to short term rates. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base and the impact of any rate floors on those deposits. An increase in short term interest rates has the opposite effect on net income. Webster’s net income generally benefits from a rise in long term interest rates since more new and existing assets than liabilities are tied to long term rates. The decrease in net income from a fall in long term rates is typically greater than the increase in net income from a rise in long term rates due to the acceleration of asset prepayment activity as rates fall. These results reflect the annualized impact to earnings of immediate rate changes. The actual impact can be uneven during the year especially in the Short End scenarios where asset yields tied to Prime or LIBOR change immediately while certain deposit rate changes take more time. Webster introduced policy limits for these yield curve twist scenarios in 2008 and is within policy for all scenarios except the Long End -100 BP. The risk arising from Long End declines is primarily driven by mortgage prepayments. The assumptions for the 30 year conforming fixed rate mortgage in the -50 BP and -100 BP scenarios as of December 31, 2009 are 4.63% and 4.13%, respectively. ALCO has approved the exception to the policy limit and continues to evaluate risk mitigation strategies for these scenarios on the basis of effectiveness and cost.

Table 28: Market value sensitivity (Equity at risk).

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change
			-100 BP	+100 BP
December 31, 2009
Assets	$17,739,197	$17,608,132	N/A	$(407,187)
Liabilities	15,781,163	15,299,618	N/A	(255,669)

Total	$1,958,034	$2,308,514	N/A	$(151,518)
Net change as % base net economic value				(6.6)%

December 31, 2008
Assets	$17,583,537	$17,092,247	N/A	$(316,917)
Liabilities	15,699,799	15,101,199	N/A	(230,612)

Total	$1,883,738	$1,991,048	N/A	$(86,305)
Net change as % base net economic value			0.0%	(4.3)%

The book value of assets exceeded the estimated economic value at December 31, 2009 and 2008 because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $556.8 million and $563.9 million, respectively. The above table includes interest-earning assets that are not directly impacted by changes in interest rates. Assets include available for sale equity securities of $6.6 million and $30.8 million, FHLB and FRB stock of $140.9 million and $134.9 million as of December 31, 2009 and 2008, respectively. See Note 4 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information concerning investment securities. Values for mortgage servicing rights have been included in the tables above as movements in interest rates affect their valuation.

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

At the end of 2009, Webster’s net economic value was more sensitive to changing rates than in 2008. The change in sensitivity was primarily due to the previously mentioned changes toward fixed rate securities and loans from floating rate loans and toward non-maturing deposits from time deposits.

Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster’s duration gap was positive 0.4 at the end of 2009. At the end of 2008, the duration gap was positive 0.1. A positive duration gap implies that assets are longer than liabilities and therefore, they have more economic price sensitivity than liabilities and will reset their interest rates slower than liabilities. Consequently, Webster’s net estimated economic value would decrease when interest rates rise as the increased value of liabilities would not offset the decreased value of assets. The opposite would occur when interest rates fall. Net income would also generally be expected to decrease when interest rates rise and increase when rates fall over the long term absent the effects of new business booked in the future. The change in Webster’s duration gap is due to asset duration rising 0.5 to 2.2 and liability duration rising 0.2 to 1.8 in 2009 for the reasons discussed above as well as updated assumptions on the duration of non-maturity liabilities.

These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The net income and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at December 31, 2009 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.

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

Critical Accounting Policies and Estimates

The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

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

Allowance for Credit Losses

Accounting policies related to the allowance for credit loses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing Company’s portfolio of loans as of the balance sheet date. The allowance, in the judgment of management, is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes amounts calculated in accordance with Accounting Standards Codification (FASB ASC) topic 310, “Receivables” and allowance allocation calculated in accordance with FASB ASC Topic 450, “Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Fair Value Measurements

The Company has adopted, effective January 1, 2008, FASB ASC Topic 820, Fair Value Measurements and Disclosures (FASB ASC 820), as it applies to financial assets and liabilities. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under FASB ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting. Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with FASB ASC 820 to determine the instrument’s fair value. At December 31, 2009, $2.2 billion of total assets, consisting of $2.1 billion in available for sale securities and $40.7 million in derivative instruments, represented assets recorded at fair value on a recurring basis. At December 31, 2009, $26.4 million of total liabilities represented derivative instruments recorded at fair value on a recurring basis. Financial assets recorded at fair value on a nonrecurring basis consisting of impaired loans and loans held for sale represented $127.6 million of total assets. Certain pooled trust preferred securities are valued using an internally developed model, which is considered by the Company an unobservable input (Level 3), totaled $70.7 million of total assets at December 31, 2009. The Company recognized $24.9 million in other-than-temporary impairments on pooled trust preferred securities for the year-ended December 31, 2009. For additional information on the fair value of certain financial assets and liabilities see Notes 4 and 19 to the Consolidated Financial Statements.

Valuation of Goodwill/Other Intangible Assets

FASB ASC Topic 350, Intangibles—Goodwill and Other (FASB ASC 350), requires that the Company evaluate on an annual basis (or whenever events occur which may indicate possible impairment) whether any portion of its recorded goodwill is impaired. The recoverability of goodwill is a critical accounting policy that requires subjective estimates in the preparation of the Consolidated Financial Statements. Goodwill impairment is determined using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and it is not necessary to continue to step two of the impairment process. If the fair value of the reporting unit is less than the carrying amount, step two is performed, where the implied fair value of goodwill is compared to the carrying value of the reporting units’ goodwill. Implied goodwill is computed as a residual value after allocating the fair value of the reporting unit to its assets and liabilities. The Company estimated the fair value of its reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and a discounted cash flow methodology.

Determining the fair value of a reporting unit requires a high degree of subjective management assumption. Discounted cash flow valuation models utilize variables such as revenue growth rates, expense trends, discount rates and terminal values. Based upon an evaluation of key data and market factors, management selects from a range the specific variables to be incorporated into the valuation model.

Income Taxes

Certain aspects of income tax accounting require management judgment, including determining the expected realization of deferred tax assets, and accounting for uncertain tax positions. Such judgments are subjective and involve estimates and assumptions about matters that are inherently uncertain. Should actual factors and conditions differ materially from those used by management, the actual realization of the net deferred tax assets, and resolution of uncertain tax positions, could differ materially from the amounts recorded in the Consolidated Financial Statements.

Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future sources of taxable income and the existence of prior years’ taxable income to which “carry back” refund claims could be made. Valuation allowances are established against those deferred tax assets determined not likely to be realized (a full valuation allowance has been established for the Connecticut and Rhode Island portions of the net state deferred tax assets, due to realization uncertainties in those state jurisdictions as well as losses characterized as capital in nature for U.S. corporation income tax purposes).

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Webster Financial Corporation:

We have audited the accompanying consolidated balance sheet of Webster Financial Corporation and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Webster Financial Corporation and subsidiaries as of December 31, 2009, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2009, the Company changed its method of accounting for other-than-temporary impairment of investment securities in connection with the adoption of new authoritative guidance under FASB ASC Topic 320.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Webster Financial Corporation:

We have audited, before the effects of the adjustments to retrospectively apply the changes in accounting described in Notes 1 and 16, as well as the effects of changes to reportable segments that resulted in retrospective restatement of the segment disclosures as described in Note 22, the accompanying consolidated balance sheet of Webster Financial Corporation and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2008. The 2008 and 2007 consolidated financial statements before the effects of the adjustments discussed in Notes 1, 16 and 22 are not presented herein. The 2008 and 2007 consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the 2008 and 2007 consolidated financial statements, before the effects of the adjustments to retrospectively apply the changes in accounting described in Notes 1 and 16, as well as the effects of changes to reportable segments that resulted in retrospective restatement of the segment disclosures as described in Note 22, referred to above present fairly, in all material respects, the financial position of Webster Financial Corporation and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review or apply any procedures to the adjustments to retrospectively apply the changes in accounting described in Notes 1 and 16, or the adjustments to segment disclosures described in Note 22, and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. These adjustments were audited by a successor auditor.

/s/ KPMG LLP
Hartford, Connecticut
February 27, 2009

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2009	2008
Assets:
Cash and due from depository institutions	$171,184	$259,208
Short-term investments	390,310	22,154
Trading assets, at fair value	—	77
Investment securities:
Available for sale, at fair value	2,126,043	1,188,705
Held-to-maturity (fair value of $2,720,180 and $2,559,745)	2,658,869	2,522,511

Total investment securities	4,784,912	3,711,216
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	140,874	134,874
Loans held for sale	12,528	24,524
Loans	11,036,709	12,187,591
Allowance for loan losses	(341,184)	(235,329)

Loans, net	10,695,525	11,952,262
Cash surrender value of life insurance	289,486	279,807
Prepaid FDIC premiums	79,241	—
Deferred tax asset, net	121,733	189,337
Premises and equipment	178,422	185,928
Goodwill	529,887	529,887
Other intangible assets	26,865	34,039
Accrued interest receivable and other assets	318,230	260,224

Total assets	$17,739,197	$17,583,537

Liabilities and Equity:
Deposits	$13,632,127	$11,884,890
Federal Home Loan Bank advances	544,651	1,335,996
Securities sold under agreements to repurchase and other short-term debt	856,846	1,570,971
Long-term debt	588,419	687,797
Accrued expenses and other liabilities	159,120	220,145

Total liabilities	15,781,163	15,699,799

Shareholders’ equity:
Preferred stock, $.01 par value; Authorized — 3,000,000 shares;
Series A issued and outstanding — 28,939 and 224,900 shares	28,939	224,900
Series B issued and outstanding — 400,000 shares (net of discount $6,830 and $8,574)	393,170	391,426
Common stock, $.01 par value; Authorized — 200,000,000 shares Issued —81,963,734 shares and 56,607,177 shares	820	566
Paid-in capital	1,007,740	733,487
Retained earnings	708,024	783,875
Less: Treasury stock, at cost; 4,067,057 shares and 3,723,527 shares	(161,911)	(154,225)
Accumulated other comprehensive loss, net	(28,389)	(105,910)

Total Webster Financial Corporation shareholders’ equity	1,948,393	1,874,119

Non controlling interests	9,641	9,619

Total equity	1,958,034	1,883,738

Total liabilities and equity	$17,739,197	$17,583,537

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(In thousands, except per share data)	2009	2008	2007
Interest Income:
Loans	$536,635	$710,621	$837,711
Investments	206,630	157,055	136,324
Loans held for sale	2,077	1,597	21,560

Total interest income	745,342	869,273	995,595

Interest Expense:
Deposits	180,804	250,182	361,307
Borrowings	69,900	113,300	126,096

Total interest expense	250,704	363,482	487,403

Net interest income	494,638	505,791	508,192
Provision for credit losses	303,000	186,300	67,750

Net interest income after provision for credit losses	191,638	319,491	440,442

Non-interest Income:
Deposit service fees	119,421	120,132	114,645
Loan related fees	24,890	29,067	30,830
Wealth and investment services	24,000	28,140	29,164
Mortgage banking activities	6,901	1,230	9,316
Increase in cash surrender value of life insurance	10,629	10,441	10,386
Gain on early extinguishment of subordinated notes	5,993	—	—
Net (loss) gain on investment securities	(13,810)	(6,094)	1,721
Loss on write-down of investments to fair value	(28,477)	(219,277)	(3,565)
Gain on the exchange of Trust Securities for common stock	24,336	—	—
Visa share redemption	1,907	1,625	—
Warrants – fair value adjustment	3,552	—	—
Other income	7,766	6,684	9,815

Total non-interest income	187,108	(28,052)	202,312

Non-interest Expense:
Compensation and benefits	237,074	239,701	244,570
Occupancy	55,522	53,043	49,378
Furniture and equipment	60,926	61,155	59,771
Intangible assets amortization	5,743	5,939	10,374
Marketing	14,469	13,956	14,213
Outside services	15,015	15,758	15,038
Foreclosed and repossessed asset expenses	7,060	4,643	1,176
Foreclosed and repossessed asset write-downs	11,099	4,300	834
Severance and other costs	12,255	16,158	15,608
FDIC deposit insurance assessment	22,056	4,698	1,520
FDIC special assessment	8,000	—	—
Goodwill impairment	—	198,379	—
Debt redemption premium	—	—	8,940
Other expenses	58,175	57,439	61,672

Total non-interest expense	507,394	675,169	483,094

(Loss) income from continuing operations before income tax (benefit) expense	(128,648)	(383,730)	159,660
Income tax (benefit) expense	(52,736)	(65,840)	48,088

(Loss) income from continuing operations	(75,912)	(317,890)	111,572
Income (loss) from discontinued operations, net of tax	302	(3,073)	(13,923)

Consolidated net (loss) income	(75,610)	(320,963)	97,649
Less: Net income attributable to non controlling interests	22	4	13

Net (loss) income attributable to Webster Financial Corporation	(75,632)	(320,967)	97,636
Preferred stock dividends, accretion of preferred stock discount and excess of carrying value over fair value of consideration upon redemption	(9,620)	(12,950)	(863)

Net (loss) income available to common shareholders	$(85,252)	$(333,917)	$96,773

Net (loss) income per common share:
Basic
(Loss) income from continuing operations	$(1.41)	$(6.37)	$2.02
Net (loss) income applicable to common shareholders	(1.40)	(6.43)	1.77
Diluted
(Loss) income from continuing operations	(2.15)	(6.37)	2.01
Net (loss) income applicable to common shareholders	(2.14)	(6.43)	1.76

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Non Controlling Interest	Total
Balance, December 31, 2006	$—	$564	$726,886	$1,150,008	$—	$(3,324)	$9,602	$1,883,736
Cumulative effect of change in accounting principle	—	—	—	1,400	—	—	—	1,400
Comprehensive income:
Net income	—	—	—	97,636	—	—	13	97,649
Deferred gain on derivatives sold	—	—	—	—	—	2,645	—	2,645
Net unrealized loss on securities available for sale	—	—	—	—	—	(19,555)	—	(19,555)
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	464	—	464
Net actuarial loss and prior service cost for pension and other postretirement benefits	—	—	—	—	—	4,182	—	4,182
Amortization of deferred hedging gain	—	—	—	—	—	(308)	—	(308)

Total comprehensive income, net of taxes	—							85,077
Dividends paid of $1.17 per common share	—	—	—	(64,560)	—	—	—	(64,560)
Subsidiary preferred stock dividend $0.86 per share	—	—	—	(863)	—	—	—	(863)
Exercise of stock options, including excess tax benefit	—	2	5,802	—	3,826	—	—	9,630
Repurchase of 4,416,271 shares	—	—	—	—	(178,480)	—	—	(178,480)
Stock-based compensation expense	—		1,811	—	6,911	—	—	8,722
Business combination contingent consideration	—	—	105	—	1,480	—	—	1,585

Balance, December 31, 2007	$—	$566	$734,604	$1,183,621	$(166,263)	$(15,896)	$9,615	$1,746,247

Cumulative effect of change in accounting principle	—	—	—	(924)	—	—	—	(924)
Comprehensive loss:
Net (loss) income	—	—	—	(320,967)	—	—	4	(320,963)
Net unrealized loss on securities available for sale	—	—	—	—	—	(59,186)	—	(59,186)
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	349	—	349
Net actuarial loss and prior service cost for pension and other postretirement benefits	—	—	—	—	—	(23,300)	—	(23,300)
Unrealized gain on cash flow hedge	—	—				(7,441)	—	(7,441)
Amortization of deferred hedging gain	—	—	—	—	—	(436)	—	(436)

Total comprehensive loss, net of taxes								(410,977)
Dividends paid of $1.20 per common share	—	—	—	(63,063)	—	—	—	(63,063)
Dividends paid on Series A preferred stock $43.44 per share	—	—	—	(9,775)	—	—	—	(9,775)
Dividends incurred on Series B preferred stock	—	—	—	(2,167)	—	—	—	(2,167)
Subsidiary preferred stock dividend $0.86 per share	—	—	—	(863)	—	—	—	(863)
Exercise of stock options	—	—	(228)	—	760	—	—	532
Repurchase of 33,524 shares	—	—	—	—	(644)	—	—	(644)
Stock-based compensation expense	—	—	(2,303)	(1,842)	11,922	—	—	7,777
Accretion of preferred stock discount	145	—	—	(145)	—	—	—	—
Conversion of Series A preferred stock	(100)	—	100	—	—	—	—	—
Issuance of Series A convertible preferred stock, net of issuance costs	225,000	—	(7,405)	—	—	—	—	217,595
Issuance of Series B preferred stock and warrants, net of issuance costs	391,281	—	8,719	—	—	—	—	400,000

Balance, December 31, 2008	$616,326	$566	$733,487	$783,875	$(154,225)	$(105,910)	$9,619	$1,883,738

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, continued

(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Non Controlling Interest	Total
Balance, December 31, 2008	$616,326	$566	$733,487	$783,875	$(154,225)	$(105,910)	$9,619	$1,883,738
Cumulative effect of change in accounting principle	—	—	—	11,431	—	(11,431)	—	—
Comprehensive income:
Net (loss) income	—	—	—	(75,632)	—	—	22	(75,610)
Net unrealized gain on securities available for sale	—	—	—	—	—	81,146	—	81,146
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	259	—	259
Realized portion of deferred hedging gain	—	—	—	—	—	(674)	—	(674)
Net actuarial gain and prior service cost for pension and other postretirement benefits	—	—	—	—	—	6,150	—	6,150
Unrealized gain on cash flow hedge	—	—				2,520	—	2,520
Amortization of deferred hedging gain	—	—	—	—	—	(449)	—	(449)

Total comprehensive income, net of taxes								13,342
Dividends paid on common stock of $.04 per share	—	—	—	(2,450)	—	—	—	(2,450)
Dividends paid on Series A preferred stock $85.00 per share	—	—	—	(11,955)	—	—	—	(11,955)
Dividends incurred on Series B preferred stock $50.00 per share	—	—	—	(20,000)	—	—	—	(20,000)
Dividends paid on Series C preferred stock $1.00 per share	—	—	—	(45)	—	—	—	(45)
Subsidiary preferred stock dividends $0.86 per share	—	—	—	(863)	—	—	—	(863)
Exercise of stock options	—	—	(49)	—	70	—	—	21
Repurchase of 70,133 common shares	—	—	—	—	(792)	—	—	(792)
Stock-based compensation expense	—	—	15,046	2,627	(10,171)	—	—	7,502
Accretion of preferred stock discount	1,744	—	—	(1,744)	—	—	—	—
Conversion of Series A preferred stock	(195,961)	79	87,740	47,179	—	—	—	(60,963)
Extinguishment of Trust Securities	—	53	36,780	—	—	—	—	36,833
Issuance of common stock	—	1	36	(2,213)	3,207	—	—	1,031
Warburg investments	22,186	76	112,559	(22,186)	—	—	—	112,635
Conversion of Series C preferred stock	(22,186)	45	22,141	—	—	—	—	—

Balance, December 31, 2009	$422,109	$820	$1,007,740	$708,024	$(161,911)	$(28,389)	$9,641	$1,958,034

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2009	2008	2007
Operating Activities:
Consolidated net (loss) income	$(75,610)	$(320,963)	$97,649
Income (loss) from discontinued operations, net of tax	302	(3,073)	(13,923)
(Loss) income from continuing operations	(75,912)	(317,890)	111,572
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Provision for credit losses	303,000	186,300	67,750
Deferred tax expense (benefit)	14,616	(89,914)	(13,483)
Depreciation and amortization	65,875	56,945	61,804
Gain on sale of branch	(155)	—	—
Gain on sale of subsidiary stock	(125)	—	—
Gain on early extinguishment of subordinated notes	(5,993)	—	—
Gain on exchange of Trust Securities for common stock	(24,336)	—	—
Warrants – fair value adjustment	(3,552)	—	—
Gain on Webster Capital Trust I and II securities	—	—	(2,130)
Debt redemption premium	—	—	8,940
Stock-based compensation	7,502	7,777	8,722
Excess tax benefits from stock-based compensation	—	(1)	(498)
Foreclosed and repossessed asset write-downs	11,100	4,961	2,010
Write-down of fixed assets	2,222	—	—
Goodwill impairment	—	198,379	—
Loss on write-down of investments to fair value	28,477	219,277	3,565
Net loss (gain) on the sale of investment securities	13,810	6,094	(1,721)
Decrease in trading assets	77	2,508	2,339
Increase in cash surrender value of life insurance	(10,629)	(10,441)	(10,386)
Life insurance gain	(1,106)	—	—
Net (increase) decrease in loans held for sale	(4,104)	216,096	36,906
Net (increase) decrease in accrued interest receivable and other assets	(174,421)	17,728	12,390
Net (decrease) increase in accrued expenses and other liabilities	(32,257)	(11,766)	18,283

Net cash provided by operating activities	114,089	486,053	306,063

Investing Activities:
Net (increase) decrease in short-term investments	(368,156)	(17,042)	170,536
Purchases of available for sale securities	(1,597,782)	(917,822)	(613,562)
Proceeds from maturities and principal payments of available for sale securities	305,168	36,071	299,841
Proceeds from sales of available for sale securities	433,248	18,481	11,025
Purchases of held-to-maturity securities	(425,048)	(154,595)	(209,823)
Proceeds from maturities and principal payments of held-to-maturity securities	487,379	205,318	188,508
(Purchases) sales of Federal Home Loan Bank and Federal Reserve Bank stock	(6,000)	(23,912)	26,793
Net decrease (increase) in loans	614,364	(379,628)	(154,595)
Life insurance proceeds	2,056	—	338
Sale of branch deposits	(8,107)	—	—
Proceeds from sale of subsidiary	96,348	—	—
Proceeds from sale of foreclosed properties	32,283	16,319	6,195
Net purchases of premises and equipment, net of sales proceeds	(31,729)	(33,734)	(34,540)

Net cash used for investing activities	(465,976)	(1,250,544)	(309,284)

Financing Activities:
Net increase (decrease) in deposits	1,758,668	(469,268)	(104,238)
Proceeds from Federal Home Loan Bank advances	9,552,286	113,427,552	22,411,826
Repayments of Federal Home Loan Bank advances	(10,339,796)	(113,140,513)	(22,431,292)
Net (decrease) increase in securities sold under agreements to repurchase and other short-term debt	(712,206)	334,222	344,996
Issuance of long-term debt	—	—	199,344
Repayment of long-term debt	(15,927)	—	(188,653)
Issuance of Preferred Stock, net of issuance costs	—	617,595	—
Conversion of Preferred Stock	(60,935)	—	—
Cash dividends paid to common shareholders	(2,443)	(63,063)	(64,560)
Cash dividends paid to preferred shareholders of consolidated affiliate	(863)	(863)	(863)
Cash dividends paid to preferred shareholders	(31,670)	(9,775)	—
Exercise of stock options	21	532	9,630
Excess tax benefits from stock-based compensation	—	1	498
Warburg investments	116,187	—	—
Common stock issued	1,031	—	—
Common stock repurchased	(792)	(644)	(178,480)

Net cash provided by (used for) financing activities	263,561	695,776	(1,792)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Years ended December 31,
(In thousands)	2009	2008	2007
Cash Flows from Discontinued Operations:
Operating activities	$302	$(2,651)	$1,154
Proceeds from sale of discontinued operations	—	23,920	(1,375)

Net cash provided by (used for) discontinued operations	302	21,269	(221)

Net decrease in cash and cash equivalents	(88,024)	(47,446)	(5,234)
Cash and cash equivalents at beginning of period	259,208	306,654	311,888

Cash and cash equivalents at end of period	$171,184	$259,208	$306,654

Supplemental disclosure of cash flow information:
Interest paid	$258,757	$365,556	$498,882
Income taxes paid	5,960	24,173	56,423
Noncash investing and financing activities:
Mortgage loans securitized and transferred to mortgage-backed securities – government sponsored enterprises (“GSE”) held-to-maturity	$203,030	$466,550	$632,897
Transfer of loans and leases, net to foreclosed properties	41,748	43,735	13,460
Issuance of loan to finance sale of subsidiary	—	18,000	—
Gain on early extinguishment of fair value hedge of subordinated debt	1,489	—	—
Transfer of loans-held-for-sale to loan portfolio	16,100	—	96,324
Transfer of loans from portfolio to loans-held-for-sale	—	19,052	—
Transfer of property from premises and equipment to assets held-for-disposition	2,247	5,571	—
Extinguishment of junior subordinated notes through issuance of common stock
Carrying value of junior subordinated notes extinguished	(63,773)	—	—
Fair value of common stock issued	39,307	—	—
Recognition of deferred gain on cash flow hedge	(674)	—	—
Conversion of Series A Preferred Stock:
Carrying value of Series A Preferred Stock converted, net of cash paid upon conversion	(136,986)	—	—
Fair value of common stock issued	89,804	—	—
Conversion of Series C Preferred Stock:
Carrying value of Series C Preferred Stock converted	(22,186)	—	—
Fair value of warrants reclassified from liability to equity on December 10, 2009	38,654	—	—
Sale transactions:
Fair value of noncash assets sold	$98,446	$40,833	$—
Fair value of liabilities extinguished	10,205	7,117	—

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

Nature of Operations. Webster Financial Corporation (“Webster” or the “Company”) is a financial holding company and a bank holding company headquartered in Waterbury, Connecticut that delivers, through its subsidiaries, financial services to individuals, families and businesses throughout New England and into Westchester County, New York. Webster also offers equipment financing, asset-based lending, health savings accounts and, prior to November 2009, insurance premium financing on a national basis and commercial real estate lending on a regional basis. The Company sold its insurance premium financing subsidiary on November 2, 2009.

Basis of Presentation. The Consolidated Financial Statements include the accounts of Webster and all other entities in which Webster has a controlling financial interest (collectively referred to as “Webster” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies Webster follows conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial services industry.

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Subsidiaries of the Company that have issued trust preferred securities as described in Note 13—Long-term Debt are not consolidated.

Certain items in prior Consolidated Financial Statements have been reclassified to conform to the current presentation (See Note 16 — Earnings Per Share for additional information). Otherwise, all such adjustments were of a normal and recurring nature. The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for complete financial information and with the instructions to Form 10-K adopted by the Securities and Exchange Commission (“SEC”).

Accounting Standards Codification. The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Use of Estimates. The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements. Actual results could differ from those estimates. The allowance for credit losses, the fair values of financial instruments, the deferred tax asset valuation allowance and the status of goodwill evaluation are particularly subject to change.

Cash and Cash Equivalents. For the purposes of the Consolidated Statements of Cash Flows, cash on hand and in banks is reflected as cash and cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term Investments. Webster classifies financial instruments with maturities of one year or less at the date of purchase as short-term investments. These investments consist primarily of interest-bearing deposits in the FHLB or other short-term money market investments. These deposits are carried at cost, which approximates fair value.

Investment Securities. Investment securities are classified at the time of purchase as “available for sale,” “held to maturity,” or “trading.” Classification is constantly re-evaluated for consistency with corporate goals and objectives. Debt securities held to maturity are those which Webster has the ability and intent to hold to maturity. Securities held to maturity are recorded at amortized cost. Amortized cost includes the amortization of premiums or accretion of discounts using the level yield method. Such amortization and accretion is included in interest income from securities. Securities classified as available for sale are recorded at fair value. Unrealized gains and losses, net of taxes, are calculated each reporting period and presented as a separate component of other comprehensive income (“OCI”). Securities bought and held for the purpose of selling in the near term are classified as trading. Trading securities are recorded at fair value with calculated gains and losses recognized in non-interest income or expense in the respective accounting period. Securities transferred from available for sale to held to maturity are recorded at fair value at the time of transfer. The respective gain or loss is reclassified as a separate component of OCI and amortized as an adjustment to interest income using the level yield method.

Investment securities are reviewed quarterly for other than temporary impairment (“OTTI”). All securities classified as held to maturity or available for sale that are in an unrealized loss position are evaluated for OTTI. The evaluation considers several qualitative factors including the amount of the unrealized loss and the period of time the security has been in a loss position. If the Company intends to sell the security or, if it is more than likely the Company will be required to sell the security prior to recovery of its amortized cost basis, the security is written down to fair value and the respective loss is recorded as non-interest expense in the Consolidated Statement of Operations. If the Company does not intend to sell the security and if it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment charge of a debt security would be recognized as a loss in non-interest expense in the Consolidated Statement of Operations. The remaining impairment would be recorded in OCI. A decline in the value of an equity security that is considered OTTI is recorded as a loss in non-interest expense on the Consolidated Statement of Operations.

The specific identification method is used to determine realized gains and losses on sales of securities.

Federal Home Loan Bank and Federal Reserve Bank Stock. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston and the Federal Reserve System and is required to maintain an investment in capital stock of the FHLB and the Federal Reserve Bank (“FRB”). Based on redemption provisions, the stock of both the FHLB and the FRB has no quoted market value and is carried at cost. The Bank was in compliance with this requirement with an investment of $93.2 million and $47.7 million in FHLB and FRB stock, respectively, at December 31, 2009. Management evaluates the ultimate recoverability of the cost basis of these investments for impairment on a quarterly basis.

Loans Held for Sale. The Company primarily classifies new residential real estate mortgage loans as held for sale based on intent, which is determined when loans are underwritten. Residential real estate mortgage loans not designated as held for sale are retained based upon available liquidity, interest rate risk management and other business purposes. Loans held for sale are stated at the lower of cost or fair value. Gains or losses on sales of loans are included in non-interest income. Direct loan origination costs and fees are deferred upon origination and are recognized on the date of sale.

Loans. Loans are stated at the principal amounts outstanding, net of unamortized premiums and discounts and net of deferred loan fees and/or costs which are recognized as a yield adjustment using the interest method. These

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

yield adjustments are amortized over the contractual life of the related loans adjusted for estimated prepayments when applicable. Interest on loans is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Loans are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans are transferred to a nonaccrual basis generally when principal or interest payments become 90 days delinquent, unless the loan is well secured and in process of collection, or sooner when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments.

Accrual of interest is discontinued if the loan is placed on nonaccrual status. Residential real estate and consumer loans are placed on nonaccrual status at 90 days past due. All commercial loans are subject to a detailed review by the Company’s credit risk team when 90 days past due and a specific determination is made to put a loan on non-accrual status. When a loan is transferred to nonaccrual status, unpaid accrued interest is reversed and charged against interest income. If ultimate repayment of a nonaccrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment is not expected or management judges it to be prudent, any payment received on a nonaccrual loan is applied to principal until the unpaid balance has been fully recovered. Any excess is then credited to interest income when received. Loans are removed from nonaccrual status when they become current as to principal and interest or demonstrate a period of performance under contractual terms and, in the opinion of management, are fully collectible as to principal and interest.

Loans are considered impaired, when based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Allowance for Credit Losses. The allowance for credit losses includes the allowance for loan losses and the reserve for unfunded credit commitments.

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans at the balance sheet date. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The allowance for loan losses includes allowance allocations calculated in accordance with FASB ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with FASB ASC Topic 450, “Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company’s allowance for loan losses consists of three elements: (i) specific valuation allowances established for probable losses on specific loans; (ii) historical valuation allowances calculated based on historical loan loss

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) unallocated general valuation allowances determined based on general economic conditions and other qualitative risk factors both internal and external to the Company.

Reserve for Unfunded Commitments. The reserve for unfunded commitments provides for probable losses inherent in lending related commitments, including unused commitments to extend credit, letters of credit, and financial guarantees.

Foreclosed and Repossessed Assets. Real estate acquired through foreclosure (“REO”) or assets acquired through repossession are carried at the lower of cost or fair value less the estimated costs to sell. Independent appraisals are obtained to substantiate fair value and may be subject to adjustment based upon historical experience or specific geographic trends impacting the property. At the time a loan is referred to foreclosure, the excess of loan balance over fair value less cost to sell is charged off against the allowance for loan loss. Subsequent write-downs in value, maintenance expenses, and losses upon sale are charged to noninterest expense.

Cash Surrender Value of Life Insurance. The investment in life insurance represents the cash surrender value of life insurance policies on certain officers of Webster. Increases in the cash surrender value are recorded as non-interest income. Decreases are the result of collection on the policies due to the death of an insured. Death benefit proceeds in excess of cash surrender value are recorded in other non-interest income when received.

Premises and Equipment. Premises and equipment are carried at cost, less accumulated depreciation. Depreciation of premises and equipment is accumulated on a straight-line basis over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated on a straight-line basis over the shorter of the useful life of the improvement or the term of the related leases. Premises and equipment being actively marketed for sale are reported as assets held for disposition.

Maintenance and repairs are charged to non-interest expense as incurred and improvements are capitalized. The cost and accumulated depreciation relating to premises and equipment retired or otherwise disposed of are eliminated and any resulting gains and losses are credited or charged to non-interest income.

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Goodwill is assigned to reporting units and tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.

Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either separately or in combination with a related contract, asset or liability. Other intangible assets with finite useful lives are amortized to non-interest expense over their estimated useful lives and are subject to impairment testing if certain conditions exist or events occur. Any impairment write-down is charged to non-interest expense. See Note 7 — Goodwill and Other Intangible Assets for additional information regarding the impairment charges.

Securities Sold Under Agreements to Repurchase. These agreements are accounted for as secured financing transactions since Webster maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. Obligations to repurchase securities sold are reflected as a liability in the Consolidated Balance Sheets. The securities underlying the agreements are delivered to a custodial account for the benefit of the dealer or bank with whom each transaction is executed. The dealers or banks, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agree to resell to Webster the same securities at the maturities of the agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based Compensation. Webster maintains stock-based employee and non-employee director compensation plans, as described more fully in Note 21. Webster recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Compensation cost is recognized over the requisite service period as a component of compensation expense. Excess tax benefits are reported as a cash inflow from financing activities and a cash outflow from operating activities. Excess tax benefits result when tax-return deductions exceed recognized compensation cost determined using the fair value approach for financial statement purposes.

Webster also offers a long term cash incentive award to certain officers of the Company. The value of these cash awards is dependent upon the value of Webster common stock. Webster calculates the initial cost of the respective awards using the respective stock price on the grant date of those awards. This cost is then amortized and ratably recognized over the respective vesting period. On an annual basis, the unvested amount is marked to market using the current stock price. An adjustment is recorded to the liability and as an expense increase or reduction.

Income Taxes. The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.” On January 1, 2007, the Company adopted the recent accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, meaning a likelihood of more than 50 percent, that the assets will be realized. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 16 – Earnings Per Common Share.

Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of Webster’s comprehensive income include the after-tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the net actuarial gain/loss on defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments.

Derivative Instruments and Hedging Activities. Derivatives are recognized as assets and liabilities on the Consolidated Balance Sheets and measured at fair value. For exchange-traded contracts, fair value is based on quoted market prices. For nonexchange traded contracts, fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation.

Interest Rate Swap Agreements. For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. These swap agreements are derivative instruments and generally convert a portion of the Company’s variable-rate debt to a fixed-rate (cash flow hedge), and convert a portion of its fixed-rate debt to a variable-rate (fair value hedge).

The gain or loss on a derivative designated and qualifying as a fair value hedging instrument, as well as the offsetting gain or loss on the hedged item attributable to the risk being hedged, is recognized currently in earnings in the same accounting period. The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings.

For cash flow hedges, the net settlement (upon close-out or termination) that offsets changes in the value of the hedged debt is deferred and amortized into net interest income over the life of the hedged debt. For fair value hedges, the net settlement (upon close-out or termination) that offsets changes in the value of the fixed rate debt adjusts the basis of the loans and is deferred and amortized to interest expense over the life of the debt instrument. The portion, if any, of the net settlement amount that did not offset changes in the value of the hedged asset or liability is recognized immediately in noninterest income.

Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet specified hedging criteria would be recorded at fair value with changes in fair value recorded in income. If periodic assessment indicates derivatives no longer provide an effective hedge, the derivative contracts would be closed out and settled, or classified as a trading activity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

Derivative Loan Commitments. Mortgage loan commitments that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance FASB ASC 815, “Derivatives and Hedging.” Loan commitments that are derivatives are recognized at fair value on the Consolidated Balance Sheets in other assets and other liabilities with changes in their fair values recorded in noninterest income.

Fair Value Measurements. FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements. See Note 19 – Fair Value Measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial statements are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Employee Retirement Benefit Plan. Webster Bank offered a noncontributory defined benefit pension plan covering all employees hired before December 31, 2007. Costs related to this qualified plan, based upon actuarial computations of current and future benefits for eligible employees are charged to non-interest expense and are funding in accordance with the requirements of the Employee Retirement Income Security Act (“ERISA”). A supplemental retirement plan is also maintained for executive level employees hired before December 31, 2007. Postretirement healthcare benefits were also offered to certain retired employees.

Fee Revenue. Generally, fee revenue from deposit service charges and loans is recognized when earned, except where ultimate collection is uncertain, in which case revenue is recognized when received. Insurance revenue is classified within income (loss) from discontinued operations. Revenue is recognized on property and casualty insurance on the later of the billing or effective date, net of cancellations. Customer policy cancellations may result in a partial refund of previously collected revenue and, therefore, an adjustment to income is made at that time. Revenue for other lines of insurance, such as life and health, is recognized when earned.

Trust revenue is recognized as earned on individual accounts based upon a percentage of asset value. Fee income on managed institutional accounts is accrued as earned and collected quarterly based on the value of assets managed at quarter end.

Recent Accounting Standards

FASB ASC Topic 320, “Investments — Debt and Equity Securities.” New authoritative accounting guidance under FASB ASC Topic 320, “Investments — Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FASB ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under FASB ASC Topic 320 during the second quarter of 2009. See Note 4 – Investment Securities for additional information regarding the investment securities of the Company as of December 31, 2009 and 2008.

FASB ASC Topic 715, “Compensation — Retirement Benefits.” New authoritative accounting guidance under FASB ASC Topic 715, “Compensation — Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under FASB ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The new authoritative accounting guidance under FASB ASC Topic 715 became effective for the Company’s Consolidated Financial Statements for the year ended December 31, 2009 and the required disclosures are reported in Note 20 – Pension and Other Benefits.

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under FASB ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under FASB ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the Consolidated Financial Statements. Among other requirements, FASB ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under FASB ASC Topic 810 became effective for the Company on January 1, 2009. Upon adoption, prior period amounts related to non-controlling interests were reclassified in accordance with the requirements of this topic.

Further new authoritative accounting guidance under FASB ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under FASB ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under FASB ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under FASB ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under FASB ASC Topic 815 became effective for the Company on January 1, 2009 and the required disclosures are reported in Note 18 - Derivative Financial Instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FASB ASC Topic 820 became effective for the Company on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities (see Note 19-Fair Value Measurements).

Additional new authoritative accounting guidance under FASB ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FASB ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under FASB ASC Topic 820 during the second quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s Consolidated Financial Statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under FASB ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of FASB ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under FASB ASC Topic 820 became effective for the Company’s Consolidated Financial Statements for periods ending after October 1, 2009 and did not have a significant impact on the Company’s Consolidated Financial Statements.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under FASB ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. FASB ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under FASB ASC Topic 855 became effective for the Company’s Consolidated Financial Statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s Consolidated Financial Statements. See Note 27 – Subsequent Events for further information.

NOTE 2: Concentrations and Restrictions on Cash and Cash Equivalents

The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes the Company is not exposed to any significant credit risks on cash and cash equivalents.

At December 31, 2009 and 2008, Webster was required by Federal Reserve Board regulations to maintain reserve balances of $30.9 million and $25.7 million, respectively, in cash on hand or at the Federal Reserve Bank. These deposits with the Federal Reserve Bank do not earn interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: Sale of Subsidiaries and Branch

On December 4, 2009, Webster completed the sale of its branch in Canaan, Connecticut to another financial institution who assumed certain deposits, fixed assets, and certain loans. In the aggregate, the transaction included approximately $11.4 million in deposits and approximately $2.5 million in loans. Webster recognized a $0.2 million gain on the sale of the Canaan branch.

On November 2, 2009, Webster completed the sale of its Budget Installment Corporation subsidiary. Approximately $93.3 million in commercial non-mortgage loans were sold resulting in the realization of a $0.1 million gain.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: Investment Securities

The following table presents a summary of the cost and fair value of Webster’s investment securities. For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

	As of December 31, 2009
(Dollars in thousands)	Amortized Cost (a)(b)	Gross Unrealized
		Gains	Losses	Fair Value

Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200
Agency notes—GSE	130,343	—	(196)	130,147
Agency collateralized mortgage obligations (“CMOs”)—GSE	320,682	260	(2,085)	318,857
Pooled trust preferred securities (a)	76,217	5,288	(10,816)	70,689
Single issuer trust preferred securities	50,692	—	(11,978)	38,714
Equity securities (b)	6,826	251	(478)	6,599
Mortgage-backed securities—GSE	1,365,005	45,782	(845)	1,409,942
Mortgage-backed securities—Other	178,870	1,113	(29,088)	150,895

Total available for sale	$2,128,835	$52,694	$(55,486)	$2,126,043

Held to maturity:
Municipal bonds and notes	$686,495	$14,663	$(4,018)	$697,140
Mortgage-backed securities—GSE	1,919,882	55,109	(4,151)	1,970,840
Mortgage-backed securities—Other	52,492	—	(292)	52,200

Total held to maturity	$2,658,869	$69,772	$(8,461)	$2,720,180

Total investment securities	$4,787,704	$122,466	$(63,947)	$4,846,223

(a)	Amortized cost is net of $43.5 million of credit related other-than-temporary impairments at December 31, 2009.
(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at December 31, 2009.

	As of December 31, 2008
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses

Available for Sale:
U.S. Treasury Bills	$1,998	$2	$—	$2,000
Pooled trust preferred securities	104,052	—	(41,355)	62,697
Single issuer trust preferred securities	55,558	—	(24,737)	30,821
Equity securities	30,925	2,024	(2,174)	30,775
Mortgage-backed securities—GSE	972,323	16,592	(152)	988,763
Mortgage-backed securities—Other	133,814	—	(60,165)	73,649

Total available for sale	$1,298,670	$18,618	$(128,583)	$1,188,705

Held to maturity:
Municipal bonds and notes	$700,365	$9,627	$(14,481)	$695,511
Mortgage-backed securities—GSE	1,751,679	43,912	—	1,795,591
Mortgage-backed securities—Other	70,467	—	(1,824)	68,643

Total held to maturity	$2,522,511	$53,539	$(16,305)	$2,559,745

Total investment securities	$3,821,181	$72,157	$(144,888)	$3,748,450

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For securities deemed to be other-than-temporarily impaired the amortized cost reflects previous other-than-temporary impairment (“OTTI”) charges recognized in earnings. In accordance with new authoritative guidance effective April 1, 2009, previously recorded impairment charges not related to credit loss was reclassified from retained earnings and recorded as a component of other comprehensive income (“OCI”). As a result, the Company recorded a cumulative effect adjustment that increased retained earnings and decreased OCI by $17.6 million, or $11.4 million net of tax, respectively.

Securities with a carrying value totaling $2.2 billion at December 31, 2009 and $2.5 billion at December 31, 2008 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

The amortized cost and fair value of debt securities at December 31, 2009, by contractual maturity, are set for the below.

(Dollars in thousands)	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$50,296	$50,241	$4,886	$4,895
Due after one year through five years	110,759	110,620	3,117	3,158
Due after five through ten years	24,071	12,320	422,586	437,002
Due after ten years	1,936,883	1,946,263	2,228,280	2,275,125

Totals	$2,122,009	$2,119,444	$2,658,869	$2,720,180

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2009, the Company had $713.1 million of callable securities in its investment portfolio.

At December 31, 2009 and December 31, 2008, the Company had no investments in obligations of individual states, counties, or municipalities, which exceed 10% of shareholder’s equity.

Management evaluates securities for OTTI on a quarterly basis. All securities classified as held to maturity or available for sale that are in an unrealized loss position are evaluated for OTTI. Consideration is given to, among other qualitative factors; current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities. If the Company intends to sell the security or, if it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, the security is written down to fair value and the respective loss is recorded as non-interest expense in the Consolidated Statement of Operations. If the Company does not intend to sell the security and if it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment charge of a debt security would be recognized as a loss in non-interest expense in the consolidated statement of income. The remaining impairment would be recorded in OCI. A decline in the value of an equity security that is considered OTTI is recorded as a loss in non-interest expense on the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position at December 31, 2009.

(Dollars in thousands)	# of Holdings	As of December 31, 2009
		Less Than Twelve Months		Twelve Months or Longer		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for Sale:
Agency notes—GSE	4	$130,147	$(196)	$—	$—	$130,147	$(196)
Agency CMOs—GSE	4	168,383	(2,085)	—	—	168,383	(2,085)
Pooled trust preferred securities	11	60,154	(10,816)	—	—	60,154	(10,816)
Single issuer trust preferred securities	5	—	—	38,714	(11,978)	38,714	(11,978)
Equity securities	26	969	(134)	2,411	(344)	3,380	(478)
Mortgage-backed securities-GSE	4	40,705	(845)	—	—	40,705	(845)
Mortgage-backed securities-other	8	43,840	(1,118)	56,313	(27,970)	100,153	(29,088)

Total available for sale	62	$444,198	$(15,194)	$97,438	$(40,292)	$541,636	$(55,486)

Held-to-maturity:
Municipal bonds and notes	164	$142,028	$(2,841)	$13,072	$(1,177)	$155,100	$(4,018)
Mortgage-backed securities-GSE	8	314,003	(4,151)	—	—	314,003	(4,151)
Mortgage-backed securities-other	3	52,200	(292)	—	—	52,200	(292)

Total held-to-maturity	175	$508,231	$(7,284)	$13,072	$(1,177)	$521,303	$(8,461)

Total investment securities	237	$952,429	$(22,478)	$110,510	$(41,469)	$1,062,939	$(63,947)

The following table provides information on the gross unrealized losses and fair value of Webster’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position at December 31, 2008.

(Dollars in thousands)	# of holdings	As of December 31, 2008
		Less Than Twelve Months		Twelve Months or Longer		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for Sale:
Pooled trust preferred securities	6	$2,814	$(7,000)	$26,094	$(34,355)	$28,908	$(41,355)
Single issuer trust preferred securities	11	2,302	(1,734)	23,557	(23,003)	25,859	(24,737)
Equity securities	86	9,028	(2,171)	15	(3)	9,043	(2,174)
Mortgage-backed securities-GSE	3	17,843	(8)	45,942	(144)	63,785	(152)
Mortgage-backed securities-other	7	50,319	(24,399)	23,330	(35,766)	73,649	(60,165)

Total available for sale	113	$82,306	$(35,312)	$118,938	$(93,271)	$201,244	$(128,583)

Held-to-maturity:
Municipal bonds and notes	358	$273,335	$(10,617)	$56,820	$(3,864)	$330,155	$(14,481)
Mortgage-backed securities-other	3	—	—	68,643	(1,824)	68,643	(1,824)

Total held-to-maturity	361	$273,335	$(10,617)	$125,463	$(5,688)	$398,798	$(16,305)

Total investment securities	474	$355,641	$(45,929)	$244,401	$(98,959)	$600,042	$(144,888)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes, by investment security type, the basis for the conclusion that the applicable investment securities within the Company’s available for sale portfolio were not other-than-temporarily impaired at December 31, 2009. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.

Trust Preferred Securities – Pooled Issuers – At December 31, 2009, the fair value of the pooled trust preferred securities was $70.7 million, an increase of $8.0 million from the fair value of $62.7 million at December 31, 2008. The increase in fair value is directly related to a $35.8 million favorable improvement in the market value of these securities offset by $25.0 million in realized losses and adjustments to OTTI and the sale of $2.8 million. The gross unrealized loss of $10.8 million at December 31, 2009 is primarily attributable to increasing levels of deferrals and defaults of the underlying issuers in the pools, as well as changes in interest rates, including a liquidity spread premium to reflect the inactive and illiquid nature of the trust preferred securities market at this time.

The pooled trust preferred portfolio consists of various classes in eleven collateralized debt obligations (“CDOs”) containing predominantly bank and insurance collateral that are investment grade and below investment grade. The Company employs an internal CDO model for projection of future cash flows and discounting those cash flows to a net present value. An internal model is used to value the securities due to the continued inactive market and illiquid nature of pooled trust preferreds in the entire capital structure. Each underlying issuer in the pools is rated internally using the latest financial data on each institution, and future deferrals, defaults and losses are then estimated on the basis of continued stress in the financial markets. Further, all current and projected deferrals are not assumed to cure, and all current and projected defaults are assumed to have no recovery value. The resulting net cash flows are then discounted at current market levels for similar types of products that are actively trading. To determine potential OTTI due to credit losses, management compares the amortized cost to the present value of expected cash flows adjusted for deferrals and defaults using the purchased discount margin. Other factors considered include an analysis of excess subordination and temporary interest shortfall coverage. Based on the valuation analysis as of December 31, 2009, management expects to fully recover amortized cost. However, additional interest deferrals and /or defaults could result in future OTTI charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes pertinent information that was considered by management in determining if OTTI existed in the current reporting period.

Trust Preferred Securities - Pooled Issuers
Deal Name (d)	Class	Amortized Cost (b)	Unrealized		Fair Value	Lowest Credit Ratings as of December 31, 2009 (a)	Total Other-Than- Temporary Impairment thru Insurance Cos. December 31, 2009	Number of Performing Banks and Remaining In Issuance	Current Deferrals/ Defaults (As a % of Collateral)
			Gains	(Losses)

(Dollars in thousands)
Security A	MEZ	$814	$—	$(90)	$724	CC	$(1,866)	28	19.5%
Security B (c)	C	917	1,238	—	2,155	CCC	(4,094)	17	9.0
Security D (c)	B	2,013	—	(108)	1,905	CCC	(7,774)	64	24.0
Security E	B	2,119	1,048	—	3,167	CC	(7,909)	36	28.0
Security F-1	C	2,211	3,002	—	5,213	C	(10,850)	49	22.4
Security F-2	C	474	—	(287)	187	C	—	49	22.4
Security G (c)	B	3,443	—	(504)	2,939	CCC	(3,479)	57	26.3
Security H (c)	B	3,506	—	(962)	2,544	B	(326)	29	—
Security I (c)	B	4,480	—	(1,298)	3,182	B	(345)	17	9.0
Security J	B	5,238	—	(1,597)	3,641	B	(806)	31	4.2
Security K (c)	A	8,624	—	(882)	7,742	BB	(719)	53	30.9
Security L (c)	B	8,784	—	(2,547)	6,237	B	(793)	24	5.8
Security M (c)	A	8,822	—	(689)	8,133	D	(3,427)	61	34.3
Security N (c)	A	24,772	—	(1,852)	22,920	AA	(1,104)	31	4.2

		$76,217	$5,288	$(10,816)	$70,689		$(43,492)

(a)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(b)	For the securities deemed impaired, the amortized cost reflects previous OTTI recognized in earnings.
(c)	OTTI of $24.9 million was recognized on these nine securities during the year ended December 31, 2009.
(d)	Security C was sold during the fourth quarter of 2009.

Based on the review of the qualitative and quantitative factors presented above, the remaining securities were not deemed to be other-than-temporarily impaired at December 31, 2009 as the Company does not intend to sell these investments and has determined, based upon available evidence that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost.

Trust Preferred Securities — Single Issuers — At December 31, 2009, the fair value of the single issuer trust preferred portfolio was $38.7 million, an increase of $7.9 million from the fair value of $30.8 million at December 31, 2008. The increase in fair value is directly related to the favorable improvement in the market value of these securities. The single issuer portfolio consists of five investments issued by three large cap, money center financial institutions. During the year, all the issuers were downgraded. However, impairment was not warranted due to the issuers’ continued ability to service their debt and indications of stabilization in their capital structures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes pertinent information that was considered by management in determining if OTTI existed within the single issuer trust preferred securities portfolio in the current reporting period.

Trust Preferred Securities - Single Issuers
Deal Name (a)	Amortized Cost (a)	Unrealized Losses	Fair Value	Lowest Credit Ratings as of December 31, 2009	Total Other-Than- Temporary Impairment thru December 31, 2009

(Dollars in thousands)
Security B	$6,779	$(1,679)	$5,100	BB	$—
Security C	8,547	(1,448)	7,099	BBB	—
Security D	9,540	(3,190)	6,350	BB	—
Security E	11,623	(2,552)	9,071	BBB	—
Security F	14,203	(3,109)	11,094	BBB	—

	$50,692	$(11,978)	$38,714		$—

(a)	Security A was sold during the fourth quarter of 2009.

Based on the review of the qualitative and quantitative factors presented above, these securities were not deemed to be other-than-temporarily impaired at December 31, 2009 as the Company does not intend to sell these investments and has determined, based upon available evidence that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost.

Agency notes — GSE — The unrealized losses on the Company’s investment in agency notes was $0.2 million at December 31, 2009. The contractual cash flows for these investments are performing as expected. As the decline in market value is attributable to cumulative changes in interest rates and not due to underlying credit deterioration, and because management does not have the intent to sell the security, and based upon available evidence that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Agency CMOs — GSE — The unrealized losses on the Company’s investment in agency CMOs was $2.1 million at December 31, 2009. The contractual cash flows for these investments are performing as expected. As the decline in market value is attributable to cumulative changes in interest rates and not due to underlying credit deterioration, and because management does not have the intent to sell the security, and based upon available evidence that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Equity securities — The unrealized losses on the Company’s investment in equity securities decreased to $0.5 million at December 31, 2009 from $2.2 million at December 31, 2008 after the OTTI charge of $3.5 million for the year ended December 31, 2009. This portfolio consists primarily of investments in the common stock of small cap financial institutions based in New England ($4.5 million of the total fair value and $0.5 million of the total unrealized losses at December 31, 2009) and auction rate preferred securities ($2.1 million of the total fair value at December 31, 2009). When estimating the recovery period for equity securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Company determined its holdings of equity securities were not deemed to be other-than-temporarily impaired at December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage-backed securities — GSE — The unrealized losses on the Company’s investment in residential mortgage-backed securities issued by the GSEs increased to $0.8 million at December 31, 2009 from $0.2 million at December 31, 2008. The contractual cash flows for these investments are performing as expected. As the decline in market value is attributable to cumulative changes in interest rates and not due to underlying credit deterioration, and because management does not have the intent to sell the security, and based upon available evidence that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Mortgage-backed securities — other — The unrealized losses on the Company’s investment in commercial mortgage-backed securities issued by entities other than GSEs decreased to $29.1 million at December 31, 2009 from $60.2 million at December 31, 2008. This decrease is primarily the result of improvement in credit spreads in 2009 compared to 2008. The contractual cash flows for these investments are performing as expected. As the decline in market value is attributable to cumulative changes in interest rates and not due to underlying credit deterioration, and because management does not have the intent to sell the security, and based upon available evidence that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

The following summarizes by investment security type the basis for the conclusion that the applicable investment securities within the Company’s held-to-maturity portfolio were not other-than-temporarily impaired at December 31, 2009:

Municipal bonds and notes — The unrealized losses on the Company’s investment in municipal bonds and notes decreased to $4.0 million at December 31, 2009 from $14.5 million at December 31, 2008. This decrease is primarily the result of improvement in credit spreads in 2009 compared to 2008. These securities are primarily insured AA and A rated general obligation bonds with stable ratings. The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost, therefore the Company has determined that these investments were not other-than-temporarily impaired at December 31, 2009.

Mortgage-backed securities — GSE — The unrealized losses on the Company’s investment in residential mortgage-backed securities issued by the GSEs was $4.2 million at December 31, 2009 an increase of $4.2 million as there was no unrealized losses at December 31, 2008. The contractual cash flows for these investments are performing as expected. As the decline in market value is attributable to cumulative changes in interest rates and not due to underlying credit deterioration, and because management does not have the intent to sell the security and based upon available evidence that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Mortgage-backed securities — other — The unrealized losses on the Company’s investment in residential mortgage-backed securities issued by entities other than GSEs decreased to $0.3 million at December 31, 2009 from $1.8 million at December 31, 2008. These securities carry AAA ratings and are currently performing as expected. The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost and therefore the Company has determined that these investments were not other-than-temporarily impaired at December 31, 2009.

There were no significant credit downgrades on held-to-maturity securities during the year ended 2009, which are currently performing as anticipated. Management expects that recovery of these temporarily impaired securities will occur over the weighted-average estimated remaining life of these securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2009, 2008 and 2007 proceeds from the sale of available for sale securities were $433.2 million, $18.5 million and $11.0 million, respectively. Gross gains and losses realized from the sale of trading and available for sale securities were $7.9 million and $(21.7) million, $1.5 million and $(7.6) million and $3.8 million and $(2.1) million, respectively, for the years ended December 31, 2009, 2008 and 2007. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

The following tables summarize the impact of net realized gains and losses on sales of securities and the impact of the recognition of other-than-temporary impairments for the years ended December 31, 2009, 2008 and 2007.

(In thousands)	Year ended December 31,
	2009				2008				2007
	Gains	Losses	OTTI Charges	Net	Gains	Losses	OTTI Charges (a)	Net	Gains	Losses	Net

Trading securities:
Municipal bonds and notes	$—	$(1)	$—	$(1)	$874	$(647)	$—	$227	$396	$(289)	$107
Other	—	—	—	—	18	—	—	18	212	(482)	(270)

Total trading	—	(1)	—	(1)	892	(647)	—	245	608	(771)	(163)

Available for sale:
Agency notes—GSE	—	—	—	—	24	—	—	24	—	—	—
Single issuer trust preferred securities	611	—	—	611	—	—	(10,009)	(10,009)	49	—	49
Pooled trust preferred securities	11	(17,695)	(24,933)	(42,617)	286	(4,384)	(174,073)	(178,171)	—	(889)	(889)
Equity securities	854	(3,970)	(3,544)	(6,660)	281	(2,546)	(33,328)	(35,593)	3,119	(395)	2,724
Mortgage-backed securities	6,380	—	—	6,380	—	—	—	—	—	—	—

Total available for sale	7,856	(21,665)	(28,477)	(42,286)	591	(6,930)	(217,410)	(223,749)	3,168	(1,284)	1,884

Total	$7,856	$(21,666)	$(28,477)	$(42,287)	$1,483	$(7,577)	$(217,410)	$(223,504)	$3,776	$(2,055)	$1,721

(a)	OTTI charges for year ended December 31, 2008 exclude OTTI charges of $1.9 million taken on the Company’s direct investments. Direct investments are included in other assets in the accompanying Consolidated Balance Sheets.

The following is a roll forward of the amount of credit related OTTI recognized in earnings for the year ended December 31, 2009.

(In thousands)	Year ended December 31, 2009

Balance of credit related OTTI, beginning of year	$173,496
Additions for credit related OTTI not previously recognized (b)	24,933
Reduction for securities sold	(137,351)
Reduction for non-credit related OTTI previously recognized when there is no intent and/or requirement to sell before recovery of the amortized cost basis (a)	(17,586)

Subtotal of net additions (reductions)	(130,004)

Balance of credit-related OTTI, end of year	$43,492

(a)	The reduction of non-credit related OTTI is related to the cumulative effect of the change in accounting principle of non-credit related OTTI when there is no intent to sell and no requirement to sell before recovery of the amortized cost basis of the investment in accordance with the requirements of FASB ASC Topic 320.
(b)	The $24.9 million addition to credit-related OTTI is primarily the result of increased deferral and defaults at the underlying financial institutions in the trust preferred securities portfolio.

To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record impairment charges for other-than-temporary impairment in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: Loans, Net

A summary of loans, net follows:

(In thousands)	At December 31,
	2009		2008
	Amount	%	Amount	%
Residential mortgage loans:
1-4 family	$2,825,938	25.6	$2,939,025	24.2
Permanent-NCLC	36,790	0.3	58,625	0.4
Construction	27,408	0.2	42,138	0.3
Liquidating portfolio-construction loans	4,817	0.1	18,735	0.2

Total residential mortgage loans	2,894,953	26.2	3,058,523	25.1

Consumer loans:
Home equity loans	2,745,154	24.9	2,952,366	24.2
Liquidating portfolio-home equity loans	219,125	2.0	283,645	2.3
Other consumer	27,590	0.2	28,886	0.3

Total consumer loans	2,991,869	27.1	3,264,897	26.8

Commercial loans:
Commercial non-mortgage	1,505,181	13.6	1,795,738	14.7
Asset-based loans	527,187	4.8	753,143	6.2
Equipment financing	886,892	8.1	1,022,718	8.4

Total commercial loans	2,919,260	26.5	3,571,599	29.3

Commercial real estate:
Commercial real estate	1,921,685	17.4	1,908,312	15.7
Commercial construction	148,173	1.3	165,610	1.3
Residential development	114,586	1.1	161,553	1.3

Total commercial real estate	2,184,444	19.8	2,235,475	18.3

Net unamortized premiums	12,512	0.1	14,580	0.1
Net deferred costs	33,671	0.3	42,517	0.4

Total unamortized premiums and deferred costs	46,183	0.4	57,097	0.5

Total loans	11,036,709	100.0	12,187,591	100.0

Less: allowance for loan losses	(341,184)		(235,329)

Loans, net	$10,695,525		$11,952,262

A majority of mortgage loans are secured by real estate in the State of Connecticut. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio is dependent on economic and market conditions in Connecticut.

Non-Performing/Past Due Loans. Accrual of interest is discontinued if the loan is placed on nonaccrual status. Residential real estate and consumer loans are placed on nonaccrual status at 90 days past due. All commercial loans are subject to a detailed review by the Company’s credit risk team when 90 days past due and a specific determination is made to put a loan on non-accrual status. When a loan is transferred to nonaccrual status, unpaid accrued interest is reversed and charged against interest income. Interest on loans that are more than 90 days past due, as well as certain other loans as determined by management, is no longer accrued and all previously accrued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and unpaid interest is charged to interest income. Nonaccrual loans totaled $373.0 million and $232.6 million at December 31, 2009 and 2008, respectively. Interest on nonaccrual loans that would have been recorded as additional interest income for the years ended December 31, 2009, 2008 and 2007 had the loans been current in accordance with their original terms totaled $20.0 million, $16.7 million and $7.8 million, respectively.

Impaired Loans. Webster individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement for impairment based on the fair value of expected cash flows or collateral. At December 31, 2009, impaired loans totaled $401.2 million, including loans of $155.5 million with an impairment allowance of $37.0 million. At December 31, 2008, impaired loans totaled $203.4 million, including loans of $32.6 million with an impairment allowance of $2.8 million. The increase in impaired loans is primarily related to the $140.4 million increase in non-performing loans from December 31, 2008 and the increase in Webster’s mortgage assistance program participation.

The following table summarizes impaired loans as of December 31, 2009 and 2008:

	December 31, 2009			December 31, 2008
(In thousands)	With Specific Reserves	Without Reserves	Total	With Specific Reserves	Without Reserves	Total
Loans impaired and still accruing
Residential	$11,496	$2,732	$14,228	$—	$—	$—
Equipment financing	1,454	—	1,454	—	—	—
Consumer	764	759	1,523	—	1	1
Commercial	22,305	138,391	160,696	12,119	70,919	83,038

Total loans impaired and still accruing	$36,019	$141,882	$177,901	$12,119	$70,920	$83,039

Loans impaired and not accruing
Residential	$23,834	$28,147	$51,981	$—	$25,963	$25,963
Equipment financing	739	17,190	17,929	—	—	—
Consumer	4,041	9,976	14,017	—	7,890	7,890
Commercial	53,847	85,524	139,371	17,671	68,861	86,532

Total loans impaired and not accruing	$82,461	$140,837	$223,298	$17,671	$102,714	$120,385

Total impaired loans	$118,480	$282,719	$401,199	$29,790	$173,634	$203,424

The average recorded investment in impaired loans was $302.3 million in 2009, $135.3 million in 2008 and $65.6 million in 2007.

Troubled Debt Restructures. A loan whose terms have been modified due to the financial difficulties of a borrower is reported by Webster as a troubled debt restructure (“TDR”). All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. TDRs are by definition impaired loans and have been reported within the impaired loan categories in the preceding table. In accordance with Webster’s credit risk policy, loans or portions of loans are charged off against the allowance for loan losses when deemed by management to be uncollectible. For the years ended December 31, 2009 and 2008, Webster charged off $11.5 million and $7.8 million for the portion of TDRs deemed to be uncollectible. There were no TDR charge-offs taken for the year ended December 31, 2007. At December 31, 2009, there were no commitments to lend any additional funds to debtors in troubled debt restructurings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2009 and 2008, total troubled debt restructurings approximated $190.6 million and $12.0 million, respectively as follows:

(In thousands)	2009	2008
Residential	$59,438	$3,698
Consumer	12,453	473
Commercial	118,750	7,803

Total	$190,641	$11,974

Allowance for loan losses. The following table provides detail of activity in the Company’s allowance for loan losses for the years ended December 31:

(In thousands)	2009	2008	2007
Continuing portfolio:
Balance at beginning of year	$191,426	$138,180	$147,719
Allowance for sold loans (c)	(469)
Provision	246,886	144,683	1,404
Charge-offs:
Residential	(13,336)	(7,918)	(1,163)
Consumer	(37,743)	(15,011)	(6,474)
Commercial (a)	(93,903)	(38,060)	(8,804)
Residential development	(12,017)	(34,030)	—

Total charge-offs — continuing portfolio	(156,999)	(95,019)	(16,441)

Recoveries	6,940	3,582	5,498
Net charge-offs — continuing portfolio	(150,059)	(91,437)	(10,943)

Ending balance — continuing portfolio	$287,784	$191,426	$138,180

Liquidating portfolio: (b)
Beginning balance	$43,903	$49,906	$—
Provision	55,814	40,617	64,121
Charge-offs:
NCLC	(6,676)	(23,346)	(9,259)
Consumer (home equity)	(42,224)	(24,444)	(4,956)

Total charge-offs — liquidating portfolio	(48,900)	(47,790)	(14,215)

Recoveries	2,583	1,170	—
Net charge-offs — liquidating portfolio	(46,317)	(46,620)	(14,215)

Ending balance — liquidating portfolio	53,400	43,903	49,906

Ending balance — allowance for loan losses	$341,184	$235,329	$188,086

(a)	All Business & Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.
(b)	In 2007 Webster discontinued indirect residential construction lending and indirect home equity lending outside of its primary market area. Webster placed these two portfolios into a liquidating portfolio and disclosed this as a separate category from its continuing portfolio.
(c)	Balance represents the allowance for loans sold associated with the sale of Budget Installment Corporation (“BIC”) in November 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company enters into various transactions, which, in accordance with generally accepted accounting principles, are not included in its Consolidated Balance Sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

The following table summarizes financial instruments with off-balance sheet risk as of December 31:

(In thousands)	2009	2008
Unused commercial letters and lines of credit	$2,138,029	$2,196,514
Unused portion of home equity credit lines:
Continuing portfolio	1,737,621	1,954,163
Liquidating portfolio	13,989	21,792
Unadvanced portion of closed construction consumer loans	13,718	14,611
Unadvanced portion of closed commercial construction loans	112,454	262,234
Outstanding residential loan commitments	54,223	85,291

Total financial instruments with off-balance sheet risk	$4,070,034	$4,534,605

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding.

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

The following table provides detail of activity in the Company’s reserve for unfunded commitments for the years ended December 31:

(Dollars in thousands)	2009	2008	2007
Reserve for unfunded credit commitments: (a)
Beginning balance	$10,500	$9,500	$7,275
Provision	300	1,000	2,225
Reduction of provision previously recorded	(695)	—	—

Ending balance-reserve for unfunded credit commitments	$10,105	$10,500	$9,500

(a)	The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill were as follows for the years ended December 31, 2009 and 2008.

(In thousands)	Commercial Banking(a)	Retail Banking	Consumer Finance	Other	Total
Balance at December 31, 2007	$48,988	$516,332	$149,391	$13,327	$728,038
Earnouts	—	228	—	—	228
Write-down	(48,988)	—	(149,391)	—	(198,379)

Balance at December 31, 2008	$—	$516,560	$—	$13,327	$529,887

Earnouts	—	—	—	—	—
Write-down	—	—	—	—	—

Balance at December 31, 2009	$—	$516,560	$—	$13,327	$529,887

(a)	As of January 1, 2009 management realigned its business segments’ balances for Webster’s equipment finance, wealth management and insurance premium finance operating units, previously reported as a component of the Other reporting segment. Each has been reclassified to be included within the Commercial Reporting segment while certain support functions were realigned within the corporate function. The 2008 and 2007 balances were reclassified for comparability to the 2009 presentation. See Note 22 of Notes to Consolidated Financial Statements for further information.

Webster tests its goodwill for impairment annually in its third quarter. In performing Step 1 of the goodwill impairment testing and measurement process to assess potential impairment, in accordance with the guidance provided by the FASB ASC Topic 350—Intangibles-Goodwill and Other, the estimated fair values of Webster’s two reporting units that carry goodwill (Retail Banking and HSA Bank ) were estimated using discounted cash flow analysis and observable market data to the extent available. The discount rates utilized for the discounted cash flow analysis reflected market based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to execution, concentration and other risks associated with the projected cash flows of the applicable segment. As of the date at which testing was performed for 2009 there was no impairment indicated as a result of the Step 1 process as the estimated fair value for those segments exceeded their corresponding book values.

Accounting principles generally accepted in the U.S. require additional testing if events or circumstances indicate that impairment may exist. The credit market disruption and deterioration of Webster’s market capitalization compared to its book value during 2008 triggered the requirement to perform additional testing for impairment. As a result, in addition to its 2008 annual testing requirement, Webster performed testing for impairment of its goodwill for the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008.

Step 1 of the goodwill impairment testing and measurement process to assess potential impairment performed in 2008, indicated potential impairment for all reporting units except for Retail Banking and HSA. As a result of the testing performed the estimated fair values for these two segments exceeded their corresponding book values and therefore no further testing was required.

In order to determine the level of potential impairment for the segments that “failed” Step 1, management performed Step 2 of the goodwill impairment measurement process which required the estimated fair values for each of the segments to be allocated to their respective assets and liabilities in order to determine an implied value of goodwill, in a manner similar to the calculations performed in accounting for a business combination. The results of this second step indicated that the entire goodwill balance for each reporting segment evaluated in Step 2 was impaired.

Management will continue to monitor the relationship of the Company’s market capitalization to its book value, which management attributes primarily to financial services industry-wide factors and to evaluate the carrying

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of goodwill. To the extent that testing results in the identification of impairment, the Company may be required to record charges for the impairment of goodwill.

The gross carrying amount and accumulated amortization of other intangible assets and the reporting unit to which it relates were as follows as of December 31:

	2009			2008
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits
Retail	$49,420	$(24,246)	$25,174	$49,890	$(19,460)	$30,430
Other	4,699	(3,008)	1,691	4,699	(2,388)	2,311
Other identified intangibles
Other	—	—	—	1,700	(402)	1,298

Total	$54,119	$(27,254)	$26,865	$56,289	$(22,250)	$34,039

Amortization of intangible assets for 2009, 2008 and 2007 totaled $5.7 million, $5.9 million and $10.4 million, respectively. The sale of Budget Installment Corporation on November 2, 2009 resulted in the $1.2 million reduction in other identified intangibles. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any future impairment or change in estimated useful lives, is summarized below for each of the next five years and thereafter.

(In thousands)
For years ending December 31,
2010	$5,616
2011	5,616
2012	5,448
2013	4,947
2014	2,712
Thereafter	2,526

NOTE 8: Premises and Equipment, Net

A summary of premises and equipment, net follows:

	At December 31,
(In thousands)	2009	2008
Land	$16,137	$16,805
Buildings and improvements	99,954	100,673
Leasehold improvements	71,881	66,645
Equipment and software	203,956	192,000

Total premises and equipment	391,928	376,123
Less accumulated depreciation and amortization	(213,506)	(190,195)

Premises and equipment, net	$178,422	$185,928

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2009 there were $1.2 million in transfers from buildings and improvements, $1.1 million to leasehold improvements and $0.1 million to equipment and software. In addition, $2.2 million of assets related to buildings were transferred to assets held for disposition in 2009, compared to $7.4 million in 2008. Expenses associated with rented properties are reported as a component of occupancy expense. Rental income received from properties is reported as a component of other non-interest income.

NOTE 9: Income Taxes

Income tax (benefit) expense applicable to (loss) income from continuing operations is comprised of the following:

(In thousands)	2009	2008	2007
Current:
Federal	$(71,180)	$17,931	$56,842
State and local	3,828	6,143	4,729

	(67,352)	24,074	61,571

Deferred:
Federal	15,068	(87,057)	(13,846)
State and local	(452)	(2,857)	363

	14,616	(89,914)	(13,483)

Total:
Federal	(56,112)	(69,126)	42,996
State and local	3,376	3,286	5,092

	$(52,736)	$(65,840)	$48,088

The following is a reconciliation of Webster’s reported income tax (benefit) expense applicable to (loss) income from continuing operations to the amount that would result from applying the federal statutory rate of 35%:

	Years ended December 31,
(In thousands)	2009	2008	2007
Income tax (benefit) expense at federal statutory rate	$(45,027)	$(134,307)	$55,881

Reconciliation to reported income tax (benefit) expense:
Goodwill impairment	—	68,868	—
Valuation allowance recognized for capital losses	4,351	11,549	45
State and local income taxes, net of federal benefit	2,194	2,136	3,563
Tax-exempt interest income, net	(10,126)	(9,628)	(6,881)
Increase in cash surrender value of life insurance	(3,720)	(3,654)	(3,635)
Other, net	(408)	(804)	(885)

Reported income tax (benefit) expense	$(52,736)	$(65,840)	$48,088

Effective tax-benefit/tax rate	41.0%	17.2%	30.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of significant temporary differences comprising the deferred tax assets and liabilities are summarized below:

	At December 31,
(In thousands)	2009	2008
Deferred tax assets:
Allowance for credit losses	$133,587	$96,064
Net operating loss and credit carry forwards	73,646	44,751
Net unrealized loss on securities available for sale	977	38,488
Compensation and employee benefit plans	19,750	33,745
Impairment losses on securities available for sale	25,973	82,057
Other	22,400	21,128

Total deferred tax assets	276,333	316,233
Valuation allowance	(91,894)	(78,826)

Deferred tax assets, net of valuation allowance	184,439	237,407

Deferred tax liabilities:
Deferred loan costs	13,106	16,451
Premises and equipment	7,214	2,508
Equipment financing leases	17,998	19,127
Deferred income on repurchase of indebtedness	12,111	—
Purchase accounting and fair-value adjustments	4,519	6,308
Other	7,758	3,676

Total deferred tax liabilities	62,706	48,070

Deferred tax asset, net	$121,733	$189,337

Refundable income taxes totaling $86.2 million and $0.9 million at December 31, 2009 and 2008, respectively, are reported as a component of accrued interest receivable and other assets in the accompanying Consolidated Balance Sheets.

Webster’s $91.9 million valuation allowance at December 31, 2009 consists primarily of $77.4 million related to net state deferred tax assets and $14.5 million for certain capital losses which are deductible only to the extent of offsetting capital gains.

Management believes it is “more likely than not” that Webster will realize its $184.4 million of deferred tax assets (“DTAs”), net of the valuation allowance. While Webster did incur a $352.7 million cumulative pre-tax net loss applicable to continuing operations over the 2007 through 2009 period, that loss included significant non-recurring items such as a goodwill impairment charge of $198 million and $267 million of securities losses, including other-than temporary impairment valuation charges.

Significant “positive evidence” of taxable-income sources exist supporting the realization of Webster’s DTAs. Approximately 30% of the DTAs at December 31, 2009 are supported by the reliance on projected income in early future years. Other positive evidence to support Webster’s more-likely-than-not conclusion regarding the realizability of its DTAs includes:

•	History of the Company’s earnings;

•	No history of NOLs, or other tax attributes, expiring unused;

•	Income expected in the first few years after December 31, 2009; and

•	A long-term NOL carryforward period for U.S. tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There can, however, be no absolute assurance that any specific level of future income will be generated or that the Company’s DTAs will ultimately be realized.

Utilizable U.S. NOL carryforwards totaling $31.8 million at December 31, 2009 are scheduled to expire in various tax years: $30.6 million in 2029 and $1.2 million in varying amounts and years between 2011 and 2018. Additionally, Webster has an indefinite-lived alternative minimum tax credit carryforward of approximately $0.9 million at December 31, 2009.

Connecticut NOLs totaling nearly $1.3 billion at December 31, 2009 are scheduled to expire in varying amounts during tax years 2020 through 2029. A full valuation allowance amounting to $61.2 million, net has been established for those NOLs. That amount is included in Webster’s overall $77.4 million valuation allowance attributable to net state DTAs noted above.

A deferred tax liability has not been recognized for certain “thrift bad-debt” reserves, established before 1988, that would become taxable upon the occurrence of certain events: distributions by Webster Bank in excess of certain earnings and profits; the redemption of Webster Bank’s stock; or liquidation. Webster does not expect any of those events to occur.

At December 31, 2009 and 2008, the cumulative taxable temporary differences related to those reserves amounted to approximately $58.0 million. A deferred tax liability of approximately $20.3 million has not been recognized for those temporary differences in accordance with the exception criteria of FASB ASC Topic 740 “Income Taxes.”

The following is a reconciliation of the beginning and ending balances of Webster’s unrecognized tax benefits (“UTBs”):

	Years ended December 31,
(In thousands)	2009	2008	2007
Balance at beginning of year	$7,991	$7,076	$7,022
Additions as a result of tax positions taken during the current year	1,400	1,800	1,589
Additions as a result of tax positions taken during prior years	528	2,300	113
Reductions as a result of tax positions taken during prior years	(509)	(1,296)	(1,494)
Reductions relating to settlements with taxing authorities	(2,854)	(1,889)	(29)
Reductions as a result of lapse of statutes of limitations	—	—	(125)

Balance at end of year	$6,556	$7,991	$7,076

If recognized, $4.0 million of the $6.6 million of UTBs at December 31, 2009 would affect the effective tax rate, while $4.8 million of the $8.0 million of UTBs at December 31, 2008 would have affected the effective tax rate, if recognized.

Webster recognizes accrued interest and penalties related to UTBs, where applicable, in income tax expense. During the years ended December 31, 2009, 2008 and 2007, Webster recognized interest and penalties of $1.2, $1.2 and $1.1 million, respectively. Additionally, at December 31, 2009 and 2008, the Company had accrued interest and penalties related to UTBs of $2.3 and $2.0 million, respectively.

Webster has determined it is reasonably possible that its total UTBs could decrease by $1.2 million by the end of 2010 as a result of potential settlements with state taxing authorities concerning certain tax-base determinations.

Webster is currently under examination by various tax authorities. Federal tax returns for all years subsequent to 2005 remain open to examination. For Webster’s principal state tax jurisdictions of Connecticut, Massachusetts, Rhode Island and New York, tax returns for years subsequent to 2001 or 2005 either remain under or open to examination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: Deposits

A summary of deposit types follows:

	At December 31,
	2009			2008			2007
(Dollars in thousands)	Amount	Average rate*	% of total deposits	Amount	Average rate*	% of total deposits	Amount	Average rate*	% of total deposits
Demand	$1,664,958	—	12.2	$1,493,296	—	12.6	$1,538,083	—	12.5
NOW	2,244,347	0.23%	16.5	1,271,569	0.25%	10.7	1,314,899	0.51%	10.6
Money market	1,991,423	1.06	14.6	1,356,360	2.18	11.4	1,828,656	3.71	14.8
Savings	3,146,603	0.96	23.1	2,361,169	1.31	19.9	2,259,747	1.68	18.3
Health savings accounts	668,163	1.60	4.9	530,681	2.16	4.5	403,858	2.95	3.3
Certificates of deposit	3,830,865	2.64	28.1	4,677,615	3.53	39.3	4,772,624	4.53	38.6
Brokered deposits	85,768	2.89	0.6	194,200	3.94	1.6	236,291	4.30	1.9

Total	$13,632,127	1.38%	100.0	$11,884,890	2.08%	100.0	$12,354,158	2.90%	100.0

*Average	rate on average deposits for the year ended.

Interest expense on deposits is summarized as follows:

	Years ended December 31,
(In thousands)	2009	2008	2007
NOW	$3,818	$3,103	$6,648
Money market	20,441	36,492	71,966
Savings	26,630	30,629	36,078
Health savings accounts	10,083	10,770	10,898
Certificates of deposit	115,346	161,626	219,633
Brokered deposits	4,486	7,562	16,084

Total	$180,804	$250,182	$361,307

The following table represents the amount of certificates of deposit, including brokered deposits, maturing for each of the next five years and thereafter:

(In thousands)
Maturing in the years ending December 31:
2010	$3,331,084
2011	238,810
2012	76,444
2013	190,674
2014	77,869
Thereafter	1,752

Total	$3,916,633

Certificates of deposit of $100,000 or more amounted to $1.3 billion and $1.8 billion and represented approximately 9.4% and 15.3% of total deposits at December 31, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the amount of certificates of deposit of $100,000 or more at December 31, 2009 maturing during the periods indicated:

(In thousands)
Maturing:
January 1, 2010 to March 31, 2010	$380,749
April 1, 2010 to June 30, 2010	340,852
July 1, 2010 to December 31, 2010	386,107
January 1, 2011 and beyond	172,287

Total	$1,279,995

NOTE 11: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank are summarized as follows:

(In thousands)	December 31, 2009		December 31, 2008
	Total Outstanding	Callable	Total Outstanding	Callable
Fixed Rate:
0.07 % to 5.96 % due in 2009	$—	$—	$792,616	$123,000
4.16 % to 8.44 % due in 2010	135,015	135,000	235,099	135,000
3.19 % to 6.60 % due in 2011	100,404	—	100,684	—
4.00 % to 4.00 % due in 2012	51,400	—	51,400	—
3.54 % to 5.49 % due in 2013	249,000	49,000	149,000	49,000
0.00 % to 6.00 % due after 2014	6,000	—	2,398	—

	541,819	184,000	1,331,197	307,000
Unamortized premiums	1,898	—	4,799	—
Hedge accounting adjustments	934	—	—	—

Total advances	$544,651	$184,000	$1,335,996	$307,000

Webster Bank had additional borrowing capacity from the FHLB of approximately $1.9 billion and $1.6 billion at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, investment securities were not fully utilized as collateral, and had all securities been used for collateral, Webster Bank would have had additional borrowing capacity of approximately $1.7 billion and $1.0 billion, respectively. At December 31, 2009 and 2008, Webster Bank was in compliance with FHLB collateral requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: Securities Sold Under Agreements to Repurchase and Other Short-term Debt

The following table summarizes securities sold under agreements to repurchase and other short-term borrowings:

(In thousands)	At December 31,
	2009	2008
Securities sold under agreements to repurchase	$843,096	$924,543
Federal funds purchased	—	474,380
Treasury tax and loan	12,550	5,748
Other	—	163,180

	855,646	1,567,851
Unamortized premiums	1,200	3,120
Hedge accounting adjustments	—	—

Total	$856,846	$1,570,971

During 2009 and 2008, securities sold under agreements to repurchase (“repurchase agreements”) were also used as a primary source of borrowed funds in addition to FHLB advances. Repurchase agreements were primarily collateralized by U.S. Government agency mortgage-backed securities. The collateral for these repurchase agreements is delivered to broker/dealers. Repurchase agreements with broker/dealers are limited to primary dealers in government securities or commercial and municipal customers through Webster’s Treasury Sales desk. There were $573.0 million and $300.0 million of repurchase agreements that were structured to be callable at the option of the counterparty at December 31, 2009 and 2008, respectively. The weighted-average rates on total repurchase agreements and other borrowings outstanding at December 31, 2009 and 2008 were 2.24% and 1.75%, respectively.

Information concerning repurchase agreements outstanding at December 31, 2009 is presented below:

(Dollars in thousands)	Balance	Amortized Cost of Collateral	Fair Value of Collateral	Weighted- Average Rate	Weighted-Average Original Maturity
Original maturity:
Up to 30 days	$262,845	$266,452	$278,087	0.40%	4.02 Days
31 to 90 days	2,230	2,260	2,378	0.40	1.35 Months
Over 90 days	578,021	606,618	631,027	3.14	92.66 Months

Totals	$843,096	$875,330	$911,492	2.28%	63.57 Months

The following table sets forth certain information concerning short-term repurchase agreements (with original maturities of one year or less) at the dates and for the years indicated:

	At and for the years ended December 31,
(Dollars in thousands)	2009	2008	2007
Average amount outstanding during the period	$277,447	$266,340	$283,478
Amount outstanding at end of period	270,096	251,543	268,766
Highest month end balance during period	295,402	364,738	316,683
Weighted-average interest rate at end of period	0.41%	0.88%	2.53%
Weighted-average interest rate during the period	0.55	1.32	3.11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: Long-Term Debt

Long-term debt consists of the following:

	At December 31,
(In thousands)	2009	2008
Subordinated notes (due January 2013)	$177,480	$200,000
Senior notes (due April 2014)	150,000	150,000
Junior subordinated debt to related capital trusts (due 2027-2037):
Webster Capital Trust IV	136,070	200,010
Webster Statutory Trust I	77,320	77,320
People’s Bancshares Capital Trust II	10,309	10,309
Eastern Wisconsin Bancshares Capital Trust II	2,070	2,070
NewMil Statutory Trust I	10,310	10,310

	563,559	650,019
Unamortized premiums, net	(360)	(399)
Hedge accounting adjustments	25,220	38,177

Total long-term debt	$588,419	$687,797

Subordinated Notes:

In January 2003, Webster Bank issued $200 million of 5.875% fixed rate subordinated notes (“the Subordinated Notes”) due January 15, 2013. Interest on the Subordinated Notes is payable semi-annually on January 15 and July 15. The Subordinated Notes are unsecured and subordinate to the claims of depositors and all senior indebtedness. A futures derivative contract, which qualified for cash flow hedge accounting, was entered into in order to hedge the forecasted issuance of the Subordinated Notes. Upon issuance of the Subordinated Notes, the futures contract was terminated resulting in the realization of a $1.7 million gain which was deferred and is being amortized into interest expense over the life of the notes. Proceeds from the issuance of the Subordinated Notes were used to fund general corporate and banking purposes.

On March 10, 2009, the Company announced the commencement of a fixed price cash tender offer, which expired on March 18, 2009, for any and all of the Subordinated Notes. The consideration paid per $1,000 of principal tender was $800 plus all accrued and unpaid interest. Holders tendered $22.5 million of the outstanding principal of the subordinated debt for a total payment of $18.3 million including $0.2 million of accrued interest, resulting in a $4.5 million gain. In connection with the tender offer, the Company terminated $25 million of an interest rate swap designated as a fair value hedge of the subordinated notes resulting in a net gain of $1.9 million. The pro-rata share of the gain not directly related to the debt redemption was $188,480 which was deferred and is being amortized over the remaining life of the subordinated notes. A gain of $6.0 million was recognized in the accompanying Consolidated Statement of Operations for the year ended December 31, 2009.

Senior Notes:

In April 2004, Webster issued $150 million of 5.125% fixed rate senior notes (“the Senior Notes”) due April 15, 2014. Interest on the Senior Notes is payable semi-annually on April 15 and October 15. The Senior Notes are unsecured and rank equally with all existing and future unsecured and unsubordinated indebtedness of the Company. Proceeds from the Senior Notes were used to partially fund an acquisition of a financial institution in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Junior Subordinated Debt to Related Capital Trusts:

At December 31, 2009 and 2008, the Company had $236.1 million and $300.0 million, respectively, of junior subordinated debt issued to two wholly owned Connecticut statutory business trusts, Webster Statutory Trust I and NewMil Statutory Trust I; two wholly owned Delaware capital business trusts, Webster Capital Trust IV and Eastern Wisconsin Bancshares Capital Trust II; and one wholly owned New York capital business trusts, People’s Bancshares Capital Trust II. The trusts are considered variable interest entities for which the Company is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Company’s Consolidated Financial Statements. See Note 1 - Summary of Significant Accounting Policies for additional information about the Company’s consolidation policy. Details of the Company’s transactions with the currently active capital trusts are presented below.

Webster Capital Trust IV

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

On May 28, 2009, the Company announced the commencement of an exchange offer, which expired on June 24, 2009, with holders of Webster’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”) and the Trust Securities. See Note 14 – Shareholders’ Equity for additional information related to the effect of the exchange offer on the Series A Preferred Stock.

The Company offered 82.0755 shares of its common stock plus accrued distributions in exchange for each $1,000 liquidation amount of the Trust Securities. Following the exchange, the Trust Securities held by Webster were used to liquidate Webster’s junior subordinated debentures of Webster Capital Trust IV. The exchange

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

resulted in the liquidation of $63.9 million of Webster Capital Trust IV’s junior subordinated debentures and the issuance of 5.2 million shares of common stock at a fair value of $36.7 million net of issuance costs. The extinguishment of the Trust Securities resulted in the recognition of a $24.3 million net gain in the accompanying Consolidated Statement of Operations for the year ended December 31, 2009.

Webster Statutory Trust I

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

People’s Bancshares Capital Trust II

In May 2004, with the acquisition of FIRSTFED, Webster assumed junior subordinated debt (People’s Bancshares Capital Trust II) of $10.3 million. This debt has a coupon rate of 11.695% and matures in July 2030. A purchase premium of $2.1 million resulted from the acquisition and is being amortized over the life of the subordinated debt as an adjustment to interest expense.

Eastern Wisconsin Bancshares Capital Trust II

In February 2005, with the acquisition of HSA Bank, Webster assumed junior subordinated debt (Eastern Wisconsin Bancshares Capital Trust I & II) of $4.1 million, $2.07 million each, respectively. The outstanding principal and interest related to Eastern Wisconsin Bancshares Capital Trust I was called and repaid in April 2007. Eastern Wisconsin Bancshares Capital Trust II (“EWB Capital Trust II”) has a coupon rate of 7.4% and matures in November 2033.

NewMil Statutory Trust I

In October 2006, with the acquisition of NewMil Bancorp, Webster assumed junior subordinated debt (NewMil Statutory Trust I) of $10.3 million. NewMil Statutory Trust has a coupon rate of 6.4% and matures in March 2033.

NOTE 14: Shareholders’ Equity

A total of 70,133 shares of common stock were repurchased during 2009 at an average cost of $11.29 per common share, respectively. All shares repurchased were for general corporate purposes and no shares were repurchased as part of Webster’s share repurchase program during 2009 and 2008. There were 2,111,200 shares available to be repurchased as of December 31, 2009.

Retained earnings at both December 31, 2009 and 2008 included $58.0 million of certain “thrift bad debt” reserves established before 1988. For federal income tax purposes, Webster Bank deducted those reserves (including those deducted by certain thrift institutions later acquired by Webster) which are subject to recapture in certain circumstances, including: (i) distributions by Webster Bank in excess of certain earnings and profits; (ii) redemption of Webster Bank’s stock; or (iii) liquidation. Because Webster does not expect those events to occur, no federal income tax liability has been provided for the reserves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock

In June 2008, Webster issued 225,000 shares of 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share (Series A Preferred Stock). Dividends on the Series A Preferred Stock are payable quarterly in arrears, when, as and if authorized and declared by Webster’s board of directors, at an annual rate of 8.50% on the liquidation preference of $1,000 per share. The dividend payment dates are the fifteenth day of each March, June, September and December, and Webster commenced paying dividends on September 15, 2008. Dividends on the Preferred Stock are non-cumulative. With certain limited exceptions, if Webster has not paid or set aside for payment full quarterly dividends on the Series A Preferred Stock for a particular dividend period, Webster may not declare or pay dividends on, or redeem, purchase or acquire, its common stock or other junior securities during the next succeeding dividend period. For the year ended December 31, 2009, Webster paid $12.0 million in dividends to the shareholders of the Series A Preferred Stock.

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

Exchange Offer

On May 28, 2009, the Company announced the commencement of an exchange offer, which expired on June 24, 2009, with holders of the Series A Preferred Stock and the Trust Preferred Securities. See Note 13—Long-Term Debt for additional information related to the effect of the exchange offer on the Trust Preferred Securities.

In connection with this offer, the Company offered 35.8046 shares of its common stock and $350 in cash as consideration for each share of the Series A Preferred Stock tendered. A total of 168,500 shares of Series A Preferred Stock accepted the exchange offer, resulting in the issuance of 6.03 million common shares par value $.01 per share at a fair value of $43.7 million and delivery of $59.0 million in cash. The exchange was accounted for as a redemption resulting in the de-recognition of the $168.5 million carrying amount of Series A Preferred Stock tendered, elimination of $5.5 million of original issuance costs, recognition of the $43.6 million excess of the fair value of the common stock issued over par, net of issuance costs, as additional paid in capital (“APIC”), and the recognition of the $58.8 million excess of the carrying amount of the preferred stock retired over the fair value of the common shares issued and cash delivered as an increase to retained earnings and an increase to APIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 14, 15 and 16, 2009, the Company entered into agreements with certain holders of the Series A Preferred Stock pursuant to which the holders agreed to exchange each share of the Series A Preferred Stock for (i) 36.8046 shares of common stock plus (ii) a premium number of common stock shares. An aggregate 27,461 shares of Series A Preferred Stock were exchanged for 1.94 million shares of the Company’s common stock, par value $0.01 per share. The exchange was accounted for as an induced conversion resulting in the de-recognition of the $27.5 million carrying amount of Series A Preferred Stock tendered, elimination of $0.9 million of original issuance costs, recognition of the $26.4 million excess of the fair value of the common stock issued over par, net of issuance costs, as an increase to APIC, and the recognition of the $11.6 million excess of the fair value of consideration provided over parity as a reduction to retained earnings and income available to common shareholders.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrant for Common Stock

In connection with the issuance of the Series B Preferred Stock, Webster issued a warrant to purchase an aggregate 3,282,276 shares of Webster’s common stock. The initial exercise price of the warrant is $18.28 per share (calculated on a 20-trading day trailing average). Based on the accounting guidance for convertible debt and debt issued with stock purchase warrants in FASB ASC Topic 470 — Debt, the Company allocated the $400.0 million in proceeds between the Series B Preferred Stock and the warrant in accordance with their relative fair values at the time of issuance. Of the total proceeds, $391.3 million was allocated to the Series B Preferred Stock and $8.7 million was allocated to the warrant. The $8.7 million allocated to the warrant also represents a discount on the Series B Preferred Stock that is being accreted from the date of issue to the fifth anniversary, at which time the rate increases to 9%. The Series B Preferred Stock discount was determined utilizing a discount rate of 4.5%. The $8.7 million warrant was recorded as a component of Webster’s paid in capital. The warrant will not impact earnings per share during periods in which Webster has net losses attributable to common shareholders since the effect would be anti-dilutive or during periods in which the exercise price of the warrant exceeds the average price of shares of Webster’s commons stock.

The warrant is immediately exercisable. Pursuant to the Purchase Agreement, Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant. The warrant will expire on November 21, 2018.

The Series B Preferred Stock and the warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company has agreed to register the resale or secondary offering of the Series B Preferred Stock, the warrant and the shares of common stock issuable upon exercise of the warrant (the “Warrant Shares”) as soon as practicable after the date of the issuance of the Series B Preferred Stock and the warrant. Neither the Series B Preferred Stock nor the warrant is subject to any contractual restrictions on transfer.

Warburg Pincus Transaction

On July 27, 2009, Webster entered into an Investment Agreement with Warburg Pincus (“Warburg”), the global private equity firm, pursuant to which Warburg agreed to invest $115 million in Webster through a direct purchase of newly issued shares of common stock, junior non-voting preferred stock, and warrants. The transaction was contemplated to occur in two separate closings. The second closing was contingent upon the receipt of the regulatory approval. In addition, there are elements in both closings that were subject to change should regulatory and shareholder approval not be received. A portion of the investment was completed on July 27, 2009 (“the First Closing”) and the remainder completed on October 15, 2009 (“the Second Closing”).

The First Closing consisted of Warburg initially funding approximately $40.2 million of its investment for which they received approximately 4 million shares of common stock and 3 million warrants in two series, Class A1 and Class B1, which were exercisable to purchase 18,431 shares of Webster’s Series D convertible preferred stock (or 1,843,100 shares of common stock following the receipt of regulatory approval and to the extent not exceeding the Company’s ownership limit) and 11,753 shares of Webster’s Series C perpetual participating preferred stock (“Series C Preferred Stock”), respectively. The Company determined that the Class A1 and Class B1 warrants did not qualify for equity classification until such time that the contingency features relating to the settlement of the warrants were resolved. Therefore, the warrants were initially recorded at fair value as a liability with subsequent changes in fair value recorded in non-interest income or expense up until the contingency feature was resolved by receiving the necessary antitrust, shareholder, and federal bank regulatory approvals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the Company’s assessment of the accounting for the tranched equity raise, management concluded that the right to the second close represented a free standing financial instrument that must be evaluated separately. As a result, the Company accounted for the Second Closing, at the time of the First Closing, by measuring this right at fair value, which resulted in a de minimis liability at the time of the First Closing. Concurrently, the Company did not elect to subsequently measure and record the liability at fair value.

On October 15, 2009 Webster announced that the necessary antitrust and federal bank regulatory approvals had been received. As part of the Second Closing, Warburg funded the remaining $74.8 million and was issued 3 million shares of common stock, 44,570 shares of Series C Preferred Stock, and 11.1 million Class A2 and Class B2 warrants for convertible preferred stock or common stock upon receipt of shareholder approval. The Class A2 and Class B2 warrants were recorded at fair value as a liability with subsequent changes in fair value recorded in non-interest income or expense.

The portion of Warburg’s investment that was held in the form of Series C Preferred Stock automatically converted into 4.5 million shares of Webster common stock upon receiving the requisite approval of Webster’s shareholders on December 10, 2009. The Class B Warrants expired immediately upon receiving this same approval and the Class A warrants became exercisable into 6.8 million shares of common stock. As a result, $38.7 million of Class A and Class B warrants converted to equity at fair value. The Company recorded a net $3.6 million gain related to the fair value adjustments on warrants for the year ended December 31, 2009. The Company recognized a beneficial conversion feature related to the Series C Preferred Stock of $22.2 million as a reduction of income available to common shareholders and as an increase to APIC for the year ended December 31, 2009.

In accordance with the “Gross Up Rights” provision of its investment agreement with the Company, Warburg has the contractual right to acquire from the Company, for the same price (net of any underwriting discounts or sales commissions) and on the same terms as, securities proposed to be offered to others up to an amount which will, in the aggregate, enable Warburg to maintain its proportionate ownership of the Company. On December 18, 2009, the Company notified Warburg of its intention to issue 1.94 million shares to certain holders of the Company’s Series A Preferred Stock in exchange for the 27,461 shares of the Series A Preferred Stock held by those holders as of December 18, 2009. On December 30, 2009, Warburg exercised its contractual right and acquired 610,072 shares of the Company’s common stock for $6.9 million in cash.

NOTE 15: Regulatory Matters

Regulatory Capital Requirements. Banks and bank holding companies are subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

The Tier 1 and total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, excluding goodwill and other intangible assets, allocated by risk weight category, and certain off-balance-sheet items (primarily loan commitments). The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year-end actual and required capital ratios for Webster and Webster Bank were as follows:

	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2009
Webster Financial Corporation
Total risk-based capital	$1,866,459	15.4%	$969,512	8.0%	$1,211,890	10.0%
Tier 1 capital	1,606,018	13.3	484,756	4.0	727,134	6.0
Tier 1 leverage capital ratio	1,606,018	9.4	682,980	4.0	853,726	5.0
Webster Bank, N.A.
Total risk-based capital	$1,525,481	12.6%	$967,002	8.0%	$1,208,753	10.0%
Tier 1 capital	1,265,427	10.5	483,501	4.0	725,252	6.0
Tier 1 leverage capital ratio	1,265,427	7.5	679,615	4.0	849,519	5.0

At December 31, 2008
Webster Financial Corporation
Total risk-based capital	$1,982,426	15.0%	$1,054,173	8.0%	$1,317,716	10.0%
Tier 1 capital	1,656,710	12.6	527,086	4.0	790,629	6.0
Tier 1 leverage capital ratio	1,656,710	9.7	681,592	4.0	851,990	5.0
Webster Bank, N.A.
Total risk-based capital	$1,572,893	12.1%	$1,044,134	8.0%	$1,305,167	10.0%
Tier 1 capital	1,248,727	9.6	522,067	4.0	783,100	6.0
Tier 1 leverage capital ratio	1,248,727	7.4	678,732	4.0	848,415	5.0

Webster is subject to the regulatory capital requirements administered by the Federal Reserve, while Webster Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Webster or Webster Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Company’s Consolidated Financial Statements. Management believes, as of December 31, 2009, that Webster and Webster Bank met all capital adequacy requirements to which they are subject.

Dividend Restrictions. In the ordinary course of business, Webster is dependent upon dividends from Webster Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. At December 31, 2009, Webster Bank had no dividend paying capacity to pay dividends to Webster. In addition, the OCC has the discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: Earnings Per Common Share

Webster utilizes the two-class method earnings allocation formula to determine earnings per share for each class of stock according to dividends declared and participation rights in undistributed earnings. Share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting are considered participating securities and included in the earnings allocation for computing basic earnings per share under this method. Undistributed income is allocated to common shareholders and participating securities under the two-class method based upon the proportion of each to the total weighted average shares available.

The following table presents the components of the total weighted average shares available for allocation of undistributed income for the years ended December 31, 2009, 2008 and 2007:

	As of December 31,
(In thousands)	2009	2008	2007
Weighted average common stock outstanding	60,943	52,020	54,469
Weighted average unvested participating securities	314	449	299

Weighted average shares available for allocation of undistributed income	61,257	52,469	54,768
Less: weighted average unvested participating securities not
contractually obligated to fund undistributed losses	(314)	(449)	—

Weighted average basic shares outstanding	60,943	52,020	54,768
Add: dilutive effects of preferred stock conversion	2,973	—	—
Add: dilutive effects of stock-based compensation	—	—	431

Weighted average dilutive shares outstanding	63,916	52,020	55,199

For the years ended December 31, 2009 and 2008, Webster had a loss from continuing operations. The unvested participating securities were not contractually obligated to fund the undistributed loss nor was the contractual redemption amount of the unvested participating securities reduced as a result of the undistributed losses. As a result, the full amount of the undistributed loss from continuing operations was allocated to the common shareholders for the computation of basic and diluted earnings per share for the years ended December 31, 2009 and 2008.

On June 24, 2009, the Company exchanged 168,500 shares of its outstanding Series A Preferred Stock with a carrying value of $162.9 million in exchange for 6.03 million shares of common stock with a fair value of $43.7 million and delivery of $59.0 million in cash. The $58.8 million excess of the carrying amount of the preferred stock retired over the fair value of the consideration provided was dilutive to the calculation of earnings per share. Accordingly, the adjustments to dilutive EPS related to the Series A Preferred Stock includes the $58.8 million excess of the carrying amount of the preferred stock retired over the fair value of the common shares issued and cash delivered, net of the $7.2 million of dividends paid on the shares exchanged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents undistributed and distributed earnings (losses) allocated to common shareholders:

	For the year ended December 31,
(In thousands)	2009	2008	2007
Net (loss) income applicable to common shareholders	$(85,252)	$(333,917)	$96,773
Less: (loss) income from discontinued operations, net of tax	302	(3,073)	(13,923)

(Loss) income from continuing operations applicable to common shareholders	(85,554)	(330,844)	110,696
Less:
Dividends paid—common shareholders	2,421	62,525	64,210
Dividends paid—participating shares	22	538	350

(Losses) income undistributed to common shareholders	$(87,997)	$(393,907)	$46,136

(Loss) income from continuing operations available to common shareholders
Distributed earnings to common shareholders	$2,421	$62,525	$64,210
Allocation of undistributed losses to common shareholders	(87,997)	(393,907)	45,882

(Loss) income from continuing operations available to common shareholders	$(85,576)	$(331,382)	$110,092

Income (loss) from discontinued operations available to common shareholders
Distributed earnings to common shareholders	$—	$—	$—
Allocation of undistributed income (loss) from discontinued operations available to common shareholders	302	(3,073)	(13,846)

Income (loss) from discontinued operations available to common shareholders	$302	$(3,073)	$(13,846)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the calculation of basic and diluted earnings per common share from continuing and discontinued operations:

	For the year ended December 31,
(In thousands except per share information)	2009	2008	2007
Basic:
(Loss) income from continuing operations available to common shareholders	$(85,576)	$(331,382)	$110,092
Shares outstanding (average)	60,943	52,020	54,469

Basic (loss) income per common share from continuing operations	$(1.41)	$(6.37)	$2.02

(Loss) income from discontinued operations available to common shareholders	$302	$(3,073)	$(13,846)
Shares outstanding (average)	60,943	52,020	54,469

Basic income (loss) per common share from discontinued operations	$0.01	$(0.06)	$(0.25)

Basic (loss) income per common share	$(1.40)	$(6.43)	$1.77

Diluted:
(Loss) income from continuing operations available to common shareholders	$(85,576)	$(331,382)	$110,092
Dividends paid to converted shares of Series A Preferred Stock	7,161	—	—
Gain on redemption of Series A Preferred Stock	(58,792)	—	—

Diluted (loss) income from continuing operations available to common shareholders	(137,207)	(331,382)	110,092
Diluted shares (average)	63,916	52,020	54,900

Diluted (loss) income per common share from continuing operations	$(2.15)	$(6.37)	$2.01

(Loss) income from discontinued operations available to common shareholders	$302	$(3,073)	$(13,846)
Diluted shares (average)	63,916	52,020	54,900

Diluted income (loss) earnings per common share from discontinued operations	$0.01	$(0.06)	$(0.25)

Diluted (loss) income per common share	$(2.14)	$(6.43)	$1.76

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the weighted average potential common shares from non participating stock options and warrants whose exercise price was less than the weighted average market price of Webster’s common stock for the respective periods. These classes of potential common shares were deemed to be anti-dilutive to the earnings per share calculation and therefore were excluded from the computation of diluted earnings per share for the respective periods.

	As of December 31,
(In thousands)	2009	2008	2007
Non-participating stock options	119	63	—
Warburg Class B1 warrants	365	—	—
Warburg Class B2 warrants	175	—	—

	659	63	—

Options to purchase 3.1 million, 2.2 million and 1.2 million shares for the years ended December 31, 2009, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share because the options’ exercise price was greater than the average market price of the shares for the respective periods.

Non-participating restricted stock awards of 177,426 and 76,745 for the years ended December 31, 2009 and 2008, respectively, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and therefore were excluded from the calculation of diluted earnings per share for the respective periods.

The Series A Preferred Stock at December 31, 2009 and 2008 represents potential common stock of 1.1 million and 4.1 million, respectively. The effect of the potential common stock associated with the Series A Preferred Stock was deemed to be anti-dilutive and therefore was excluded from the calculation of diluted earnings per share for the years ended December 31, 2009 and 2008.

The Series A1 and A2 warrants to purchase an aggregate 8.6 million shares of common stock issued in connection with the Warburg investment was excluded from the calculation of diluted earnings per share because the exercise price of $10.00 per share was greater than the average market price of Webster’s common stock for the year ended December 31, 2009.

The warrant to purchase an aggregate 3.3 million shares of common stock issued in connection with the Series B Preferred Stock on November 21, 2008 was also excluded from the calculation of diluted earnings per share because the exercise price of $18.28 per share was greater than the average market price of Webster’s common stock for the year ended December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17: Other Comprehensive Income (Loss)

The following table summarizes the components of other comprehensive income (loss):

Year Ended December 31, 2009 (In thousands)	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
Net unrealized holding gains on securities available for sale	$124,406	$(43,489)	$80,917
Reclassification adjustment for losses realized in income	353	(124)	229

Net unrealized gain on securities available for sale	124,759	(43,613)	81,146
Amortization of deferred hedging gain	(691)	242	(449)
Realized portion of deferred hedging gain	(1,037)	363	(674)
Unrealized gain on cash flow hedge	3,877	(1,357)	2,520
Amortization of unrealized loss on securities transferred to held to maturity	398	(139)	259
Net actuarial gain and prior service costs for pension and other postretirement benefits	9,463	(3,313)	6,150

Total other comprehensive income	$136,769	$(47,817)	$88,952

Year Ended December 31, 2008 (In thousands)	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
Net unrealized loss on securities available for sale	$(91,302)	$31,692	$(59,610)
Reclassification adjustment for losses realized in income	652	(228)	424

Net unrealized loss on securities available for sale	(90,650)	31,464	(59,186)
Amortization of deferred hedging gain	(670)	234	(436)
Unrealized loss on cash flow hedge	(11,448)	4,007	(7,441)
Amortization of unrealized loss on securities transferred to held to maturity	536	(187)	349
Net actuarial loss and prior service costs for pension and other postretirement benefits	(35,850)	12,550	(23,300)

Total other comprehensive loss	$(138,082)	$48,068	$(90,014)

Year Ended December 31, 2007 (In thousands)	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
Net unrealized loss on securities available for sale	$(24,916)	$9,320	$(15,596)
Reclassification adjustment for losses realized in income	(6,091)	2,132	(3,959)

Net unrealized loss on securities available for sale	(31,007)	11,452	(19,555)
Deferred gain on derivatives sold	4,069	(1,424)	2,645
Amortization of deferred hedging gain	(474)	166	(308)
Amortization of unrealized loss on securities transferred to held to maturity	714	(250)	464
Net actuarial gain and prior service costs for pension and other postretirement benefits	6,436	(2,254)	4,182

Total other comprehensive loss	$(20,262)	$7,690	$(12,572)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive loss is comprised of the following components:

	At December 31,
(In thousands)	2009	2008
Unrealized (loss) gain on available for sale securities, net of tax	$(1,815)	$(71,530)
Unrealized loss upon transfer of available for sale securities to held to maturity, net of tax and amortization	(780)	(1,039)
Net actuarial loss and prior service cost for pension and other postretirement benefit plans, net of tax	(22,673)	(28,823)
Unrealized loss on cash flow hedge	(4,921)	(7,441)
Deferred gain on hedge accounting transactions	1,800	2,923

Total accumulated other comprehensive loss	$(28,389)	$(105,910)

NOTE 18: Derivative Financial Instruments

Risk Management Objective of Using Derivatives

Webster is exposed to certain risks arising from both its business operations and economic conditions. Webster principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Webster manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, Webster enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Webster’s derivative financial instruments are used to manage differences in the amount, timing, and duration of Webster’s known or expected cash receipts and its known or expected cash payments principally related to its investments and borrowings.

Cash Flow Hedges of Interest Rate Risk

Webster’s primary objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, Webster uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Webster making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The table below presents the fair value of Webster’s derivative financial instruments designated as cash flow hedges as well as their classification on the Consolidated Balance Sheets as of December 31, 2009 and 2008.

	Consolidated Balance Sheet Location	# of Instruments	December 31, 2009		# of Instruments	December 31, 2008
(In thousands)			Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
Interest rate swap on FHLB advances	Other liabilities	—	—	—	1	100,000	(7,441)

During April 2008, the Company entered into an interest rate swap contract on an FHLB advance with a total notional amount of $100 million. The interest rate swap contract was designated as a cash flow hedge with the objective of making the quarterly interest payments fixed on the Company’s variable-rate (three month LIBOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 15, 2007, Webster terminated an interest rate swap entered to hedge the forecasted issuance of the Trust Securities which qualified for cash flow hedge accounting. The $2.7 million termination gain was deferred and is being amortized from accumulated other comprehensive income (loss) and recorded to interest expense over ten years, which represents the fixed rate term of the Junior Subordinated Notes. The effect of this transaction reduces the net cost of the Trust Securities to 7.5% through June 15, 2017. Approximately $265,000 of the gain will be reclassified into earnings in 2010.

Webster entered into a futures derivative contract, which qualified for cash flow hedge accounting, in 2003 to hedge the forecasted issuance of the Subordinated Notes. Upon issuance of the Subordinated Notes, the futures contract was terminated resulting in the realization of a $1.7 million gain which was deferred and is being amortized into interest expense over the life of the subordinated notes. In connection with the fixed price cash tender offer of Webster Bank’s outstanding 5.875% Subordinated Notes due in 2013, described below, Webster recognized approximately $72,000 of the deferred gain for the portion of the Subordinated Notes tendered in 2009. Approximately $149,000 of the remaining gain will be reclassified into earnings in 2010.

Fair Value Hedges of Interest Rate Risk

Webster is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates. Webster uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

The table below presents the fair value of Webster’s derivative financial instruments designated as fair value hedges as well as their classification on the Consolidated Balance Sheets as of December 31, 2009 and 2008.

	Consolidated Balance Sheet Location	# of Instruments	December 31, 2009		# of Instruments	December 31, 2008
(In thousands)			Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
Interest rate swap on senior notes	Other assets	—	$—	$—	1	$150,000	$18,452
Interest rate swaps on subordinated notes	Other assets	2	175,000	11,262	2	200,000	19,725
Interest rate swap on FHLB advances	Other assets	1	100,000	350	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Webster includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives, as follows for the years ended December 31, 2009, 2008 and 2007:

	Years ended December 31,
	2009			2008			2007
	Interest (Income) Expense	MTM (Gain) Loss	Net Impact	Interest (Income) Expense	MTM (Gain) Loss	Net Impact	Interest (Income) Expense	MTM (Gain) Loss	Net Impact

Impact reported as a (reduction of) increase in interest expense on borrowings
Interest rate swaps on senior notes	$(4,134)	$(860)	$(4,994)	$(1,340)	$—	$(1,340)	$1,210	$—	$1,210
Interest rate swaps on subordinated debt	(5,841)	103	(5,738)	(1,074)	—	(1,074)	2,304	—	2,304
Interest rate swaps on repurchase agreements	—	—	—	295		295	2,242		2,242
Interest rate swaps on FHLB advances	(48)	304	256	(49)	—	(49)	1,241	—	1,241

Net impact on interest expense on borrowings	$(10,023)	$(453)	$(10,476)	$(2,168)	$—	$(2,168)	$6,997	$—	$6,997

On September 24, 2009 the Company elected to redesignate its hedges and evaluate the hedge’s effectiveness prospectively in accordance with FASB ASC Topic 815 Derivatives and Hedging. For the year ended December 31, 2009, Webster recorded approximately $453,000 in hedge ineffectiveness in earnings. Prior to September 23, 2009 the Company had applied the short-cut method to measure the effectiveness of its hedging relationship and therefore no ineffectiveness was recognized in earnings for the years ended December 31, 2008 and 2007.

On March 10, 2009, the Company announced the commencement of a fixed price cash tender offer, which expired on March 18, 2009, for any and all of Webster Bank’s outstanding 5.875% Subordinated Notes due in 2013. In connection with the tender offer, the Company terminated $25 million of the fair value hedge associated with the subordinated notes. The termination of that portion of the swap resulted in a net gain of $1.9 million. The pro-rata share of the gain not directly related to the debt redemption was $188,480 which was deferred and is being amortized over the remaining life of the subordinated notes. Approximately $48,000 of the gain will be reclassified into earnings in 2010.

On December 8, 2009, Webster terminated an interest rate swap fair value hedge against a $100 million 4.99% FHLB advance due August 2010. The FHLB advance was restructured into a new 3.21% $100 million advance due 2013. The new advance qualifies as a modification versus debt extinguishment in accordance with FASB ASC Topic 470 — Debt. The $389 thousand swap termination gain was deferred and is being amortized over 4 years or the life of the modified FHLB advance due December 9, 2013. Approximately $98,000 of the gain will be reclassified to earnings in 2010.

In December 2009, Webster terminated the fair value hedge of the outstanding $150 million Senior Notes 5.125% debt due April 15, 2014. The interest rate swap was terminated in two transactions for $75 million each with a total gain of $14 million. The gain will be deferred and amortized over the remaining life of the Senior Notes until April 15, 2014. Approximately $3.2 million of the gain will be reclassified into earnings in 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage Webster’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815—Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2009 and 2008, Webster had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

(in thousands)	Consolidated Balance Sheet Location	# of Instruments	December 31, 2009		# of Instruments	December 31, 2008
			Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
Customer position:
Commercial loan interest rate swaps	Other assets	89	$432,325	$28,544	95	$446,870	$48,434
Commercial loan interest rate swaps	Other liabilities	3	15,064	(247)	—	—	—
Commercial loan interest rate swaps with floors	Other assets	10	21,093	528	—	—	—
Commercial loan interest rate caps	Other assets	—	—	—	4	8,498	9
Commercial loan interest rate caps	Other liabilities	4	16,710	(284)	—	—	—

Webster position:
Commercial loan interest rate swaps	Other liabilities	85	429,314	(26,370)	94	446,822	(45,805)
Commercial loan interest rate swaps	Other liabilities	6	18,036	423	—	—	—
Commercial loan interest rate swaps with floors	Other liabilities	6	12,129	(259)	—	—	—
Commercial loan interest rate swaps with floors	Other liabilities	4	8,964	43	—	—	—
Commercial loan interest rate caps	Other liabilities	4	16,710	284	4	8,498	(9)

Other Swap. During June 2009, in conjunction with the sale of the VISA Class B stock, the Company entered into a swap transaction, where changes in fair value are recognized currently in earnings. The notional amount and fair value were not material at December 31, 2009.

Webster reported the changes in the fair value of derivatives not designated in hedging relationships as a component of other non-interest income in the accompanying consolidated statements of as follows for the years ended December 31, 2009, 2008 and 2007:

	Years ended December 31,
	2009			2008			2007
	Interest Income (Expense)	MTM Gain (Loss)	Net Interest Income (Expense)	Interest Income (Expense)	MTM Gain (Loss)	Net Interest Income (Expense)	Interest Income (Expense)	MTM Gain (Loss)	Net Interest Income (Expense)
Impact reported in other non-interest income
Visa Swap	$—	$(194)	$(194)	$—	$—	$—	$—	$—	$—
Commercial loan interest rate derivatives, net	681	135	816	603	678	1,281	431	937	1,368

Net impact on other non-interest income	$681	$(59)	$622	$603	$678	$1,281	$431	$937	$1,368

Mortgage Banking Derivatives. Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by Webster Bank in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster Bank is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At December 31, 2009, outstanding rate locks totaled approximately $54.2 million and the outstanding commitments to sell residential mortgage loans totaled $47.0 million. Forward

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sales, which include mandatory forward commitments of approximately $47.0 million at December 31, 2009, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings. As of December 31, 2009, the fair value of interest rate locked loan commitments and forward sales commitments totaled $168,138 and were recorded as a component of other assets in the accompanying Consolidated Balance Sheets. As of December 31, 2008, the fair value of interest rate locked loan commitments and forward sales commitments totaled $44,289 and were recorded as a component of other liabilities in the accompanying Consolidated Balance Sheets.

The weighted average rates paid and received for interest rate swaps outstanding at December 31, 2009 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge interest rate swaps on subordinated notes	0.2844	4.2536
Fair value hedge interest rate swaps on FHLB advances	2.4553	3.1900
Non-hedging interest rate swaps	2.1059	2.1801

The weighted-average strike rates for interest rate caps and floors outstanding at December 31, 2009 were as follows:

Non-hedging commercial loan interest rate caps	4.92%
Non-hedging commercial loan interest rate swaps with floors	1.06

Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Company simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not material at December 31, 2009 and December 31, 2008.

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers’ and institutions’ derivative counterparties and their ability to meet contractual terms. The Company has Master ISDA agreements including the Credit Support Annex with each of its derivative counterparties. Under these agreements daily net exposure in excess of our negotiated threshold is secured by posted collateral. In accordance with Webster policies, in order to conduct business with Webster, institutional counterparties must have an investment grade credit rating and be approved by the Company’s Chief Credit Risk Officer. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty for the amounts up to the established threshold for collateralization. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Company’s credit exposure relating to interest rate swaps with bank customers was approximately $29.1 million at December 31, 2009. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was approximately $2.5 million at December 31, 2009. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19: Fair Value Measurements

The Company uses fair value to record adjustments to certain assets and liabilities and to prepare required disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined using market quotes. However, in many instances, there are no quoted market prices available. In such instances, fair values are determined using various valuation techniques. Various assumptions and observable inputs must be relied upon in applying these techniques. Accordingly, the fair value estimates may not be realized in an immediate transfer of the respective asset or liability.

Fair Value Hierarchy

FASB ASC Topic 820 — Fair Value Measurements establishes a fair value hierarchy for use in grouping assets and liabilities. The three levels within the hierarchy are as follows:

•	Level 1: — Valuation is based upon unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2: — Fair value is calculate using inputs other than quoted market prices that are directly or indirectly observable for the asset or liability. The valuation may rely on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit ratings, etc.) or inputs that are derived principally or corroborated by market data by correlation or other means.

•

Level 3: Inputs for determining the fair value of the respective assets or liabilities are not observable. Level 3 valuations are reliant upon pricing models and techniques that require significant management judgment or estimation.

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. A description of the valuation methodologies used by the Company are presented below.

Cash, Due from Depository Institution, and Short Term Investments

The carrying amount of cash, due from depositories, and short term investments is used to approximate fair value, given the short timeframe to maturity and as such assets do not present unanticipated credit concerns.

Securities

When quoted prices are available in an active market, the Company classifies securities within level 1 of the valuation hierarchy. Level 1 securities include equity securities and U.S. Treasury bills.

If quoted market prices are not available, the Company employs an independent pricing service who utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Level 2 securities include CMOs, mortgage backed securities and corporate bonds issued by GSEs and auction rate preferred securities.

When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

judgment and evaluation for valuation. Pooled trust preferred securities are currently classified as level 3. Management uses an internally developed model to value these securities. There are various inputs to the model including actual and estimated deferral and default rates that are implied from the underlying performance of the issuers in the structure. Adjusted cash flows are discounted at a rate that considers both the liquidity and credit risk of each security. Discount rates are implied from observable and unobservable inputs.

Loans Receivable

Loans held for sale are accounted for at the lower of cost or market. The fair value of loans held for sale are based on quoted market prices of similar or identical loans sold in conjunction with securitization transactions, adjusted as required for changes in loan characteristics. The Company employs an independent third party to provide fair value estimates for loans held for investment. Such estimates are calculated using discounted cash flow analysis, using market interest rates for comparable loans. The associated cash flows are adjusted for credit and other potential losses. Fair value for impaired loans are estimated using the net present value of the expected cash flows or the fair value of the underlying collateral if repayment is collateral dependent.

Mortgage Servicing Assets

The Company accounts for servicing assets at cost, subject to impairment testing. When the carrying value exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value.

Fair value is calculated as the present value of estimated future net servicing income and relies on market based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors.

Deposit Liabilities

The fair values disclosed for demand deposits are by definition equal to the amount payable on demand at the reporting date which is also their carrying value. The carrying amounts of variable-rate, fixed term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expensed monthly maturities on time deposits

Short Term Borrowings

Carrying value is as an estimate of fair value for securities sold under agreements to repurchase and other short term debt that matures within 90 days. The fair values of other short term borrowings are estimated using discounted cash flow analyses based on current market rates adjusted, as appropriate, for associated credit and option risks.

Long Term Debt

The fair value of long term debt is estimated using a discounted cash flow technique. Discount rates are matched with the time period of the expected cash flow and are adjusted, as appropriate, to reflect credit and option risk.

Derivative Instruments

Derivative instruments are internally valued using level 2 inputs obtained from third parties. The resulting fair values are validated against valuations performed by independent third parties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of December 31, 2009
(In thousands)	Carrying Balance (Level 1)	Quoted Prices in Active Markets for Identical Assets (Level 2)	Significant Other Observable Inputs (Level 3)	Significant Unobservable Inputs
Financial assets held at fair value:
Available for sale securities:
U.S. treasury bills	$200	$200	$—	$—
Agency Notes—GSE	130,147	—	130,147	—
Agency CMOs—GSE	318,857	—	318,857	—
Single issuer trust preferred securities	38,714	—	38,714	—
Pooled trust preferred securities	70,689	—	—	70,689
Equity securities	6,599	4,549	2,050	—
Mortgage-backed securities- GSE	1,409,942	—	1,409,942	—
Mortgage-backed securities- other	150,895	—	150,895	—

Total securities	2,126,043	4,749	2,050,605	70,689
Derivative instruments	40,684	—	40,684	—

Total financial assets held at fair value	$2,166,727	$4,749	$2,091,289	$70,689

Financial liabilities held at fair value:
Derivative instruments	$26,410	$—	$26,410	$—

	As of December 31, 2008
(In thousands)	Carrying Balance (Level 1)	Quoted Prices in Active Markets for Identical Assets (Level 2)	Significant Other Observable Inputs (Level 3)	Significant Unobservable Inputs
Financial assets held at fair value:
Trading assets	$77	$—	$77	$—
Available for sale securities:
Government treasury notes	2,000	2,000	—	—
Corporate bonds and notes	93,518	—	30,821	62,697
Equity securities	30,775	24,875	5,900	—
Mortgage-backed securities	1,062,412	—	1,062,412	—

Total securities	1,188,782	26,875	1,099,210	62,697
Derivative instruments	86,611	—	86,611	—

Total financial assets held at fair value	$1,275,393	$26,875	$1,185,821	$62,697

Financial liabilities held at fair value:
Derivative instruments	$53,246	$—	$53,246	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table below presents the changes in level 3 assets and liabilities that are measured at fair value on a recurring basis, for the years ended December 31:

(In thousands)	2009	2008
Level 3—available for sale securities, beginning of year	$62,697	$—
Transfers into Level 3	—	236,504
Change in unrealized losses included in other comprehensive income (b)	35,827	(41,355)
Realized loss on sale of available for sale securities	(17,684)	—
Net other-than-temporary impairment charges (a)	(7,346)	(132,452)
Purchases, sales, issuances and settlements, net	(2,805)	—

Level 3—available for sale securities, end of year	$70,689	$62,697

(a)	Net other-than-temporary impairment charges for the year ended December 31, 2009 includes the net impact of the $24.9 million credit related OTTI charges offset by the $17.6 million cumulative effect of the change in accounting principle for the adoption of guidance in FASB ASC Topic 320. See Note 4 – Investment Securities for additional information regarding these charges.
(b)	For the year ended December 31, 2009, the change in unrealized losses included in other comprehensive income includes $32.7 million for investments held at December 31, 2009.

Under certain circumstances we make adjustment to fair value for our assets although they are not measured at fair value on an ongoing basis. These include assets that are measured at the lower of cost or market that were recognized at fair value (i.e. below cost) at the end of the period, as well as assets that are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g. when there is evidence of impairment).

Assets and Liabilities Measured at Fair Value on a Non- Recurring Basis

	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$118,480	$—	$—	$118,480
Loans held for sale	7,738	—	—	7,738

Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

Foreclosed property and repossessed assets consists of loan collateral which has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, primarily equipment, and other assets that were financed by the Company’s equipment finance subsidiary. Foreclosed property and repossessed assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. For the year ended December 31, 2009, foreclosed properties and repossessed assets with a carrying value of $41.7 million were transferred to foreclosed property and repossessed assets from loans. Prior to the transfer, the assets whose fair value less costs to sell was less than their carrying value, were written down to fair value through a charge to the allowance for loan losses. For the year ended December 31, 2009, valuation adjustments to reflect foreclosed properties and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

repossessed assets at fair value less cost to sell resulted in a charge to the allowance for loan losses of $10.3 million. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. Subsequent valuation adjustments to foreclosed properties and repossessed assets totaled $11.1 million reflective of continued deterioration in market values. Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements are classified as Level 2. Other fair value measurements may be based on internally developed pricing methods, and those measurements are classified as Level 3. Foreclosed and repossessed assets are included in other assets in the accompanying Consolidated Balance Sheets and totaled $29.0 million and $30.6 million at December 31, 2009 and 2008, respectively.

A summary of estimated fair values of significant financial instruments consisted of the following at December 31.

	December 31, 2009		December 31, 2008
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from depository institutions	$171,184	$171,184	$259,208	$259,208
Short-term investments	390,310	390,310	22,154	22,154
Investment securities
Trading	—	—	77	77
Available for sale	2,126,043	2,126,043	1,188,705	1,188,705
Held-to-maturity	2,658,869	2,720,180	2,522,511	2,559,745
Loans held for sale	12,528	12,528	24,524	24,665
Loans, net	10,695,525	10,481,441	11,952,262	11,623,835
Mortgage servicing assets	8,089	13,452	4,358	8,304
Derivative instruments	40,684	40,684	86,612	86,612
Liabilities:
Deposits other than time deposits	$9,715,494	$9,208,565	$7,013,075	$6,601,991
Time deposits	3,916,633	3,962,282	4,871,815	4,941,462
Securities sold under agreements to repurchase and other short-term debt	856,846	873,504	1,570,971	1,561,748
FHLB advances and other long-term debt	1,133,070	1,010,850	2,023,793	1,752,679
Derivative instruments	26,410	26,410	53,246	53,246

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20: Pension and Other Benefits

Webster offered a defined benefit noncontributory pension plan through December 31, 2007 for eligible employees who met certain minimum service and age requirements. Pension plan benefits were based upon employee earnings during the period of credited service. A supplemental defined benefit retirement plan was also offered to certain employees who were at the Executive Vice President level or above through December 31, 2007. The supplemental defined benefit retirement plan provides eligible participants with additional pension benefits. Webster also provides postretirement healthcare benefits to certain retired employees (referred to as “other benefits” below).

The Webster Bank Pension Plan and the supplemental defined benefit retirement plan were frozen as of December 31, 2007. Employees hired on or after January 1, 2007 receive no qualified or supplemental retirement income under the plans. All other employees accrue no additional supplemental retirement income on or after January 1, 2008 and the amount of their qualified and supplemental retirement income will not exceed the amount of benefits determined as of December 31, 2007. Company contributions to the plans were $22.5 million in 2009 and $0.1 million in 2008.

The Bank is also a sponsor of a multi-employer plan administered by Pentegra (the “Fund”) for the benefit of former employees of a firm acquired by Webster. The Fund does not segregate the assets or liabilities of its participating employers in the ongoing administration of this plan. According to the Fund’s administrators, as of July 1, 2009, the date of the latest actuarial valuation, the Fund was underfunded by $3.6 million. Webster made $1.0 million and $1.3 million in contributions in 2009, and 2008, respectively.

Webster provides an employee retirement savings plan governed by section 401(k) of the Internal Revenue Code (“the Code”). Prior to January 1, 2008, Webster matched 100% of the first 2% and 50% of the next 6% of employees’ pretax contributions based on annual compensation. For the period from January 1, 2008 through March 31, 2009, Webster matched 100% of the first 2% and 50% of the next 4% of employees’ pretax contributions based on annual compensation. Webster also made non-elective contributions to all plan participants equal to 2% of compensation. Employees 35 or over on January 1, 2008 who were participants in the Webster Bank Pension Plan prior to the freeze also received special transition credits ranging from 1% to 6% of annual compensation. Effective March 1, 2009, Webster made certain changes to the 401(k) Plan. The changes were as follows:

(a)	Employees who have reached age 21 will be able to make pre-tax contributions as soon as administratively possible following their date of hire rather than waiting 90 days.

(b)	Employees became eligible to receive company contributions after reaching age 21 and completing one year of service, rather than after reaching age 21 and 90 days of employment.

(c)	The Company match was increased to 100% of each employee’s pre-tax contributions, up to the first 5% of employee’s pretax contributions based on annual compensation.

(d)	The 2% non-elective company contribution was eliminated.

Compensation expense included $12.9 million in 2009, $14.8 million in 2008, and $7.5 million in 2007 for employer matching contributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A December 31st measurement date is used for the pension, supplemental pension and postretirement benefit plans. The following table sets forth changes in benefit obligation, changes in plan assets and the funded status of the pension plans and other postretirement benefit plans at December 31:

	Webster Pension		Webster SERP		Other Benefits
(In thousands)	2009	2008	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$116,437	$107,277	$7,831	$7,408	$4,350	$4,590
Service cost	250	150	—	—	—	—
Interest cost	6,971	6,678	436	468	258	258
Actuarial (gain) loss	2,402	5,966	581	30	222	(123)
Benefits paid and administrative expenses	(3,117)	(3,634)	(2,495)	(75)	(314)	(375)

Benefit obligation at end of year	122,943	116,437	6,353	7,831	4,516	4,350

Change in plan assets:
Fair value of plan assets at beginning of year	92,489	116,673	—	—	—	—
Actual return on plan assets	17,509	(20,550)	—	—	—	—
Employer contributions	20,000	—	2,495	75	314	375
Benefits paid and administrative expenses	(3,117)	(3,634)	(2,495)	(75)	(314)	(375)

Fair value of plan assets at end of year	126,881	92,489	—	—	—	—

Funded status at end of year	$3,938	$(23,948)	$(6,353)	$(7,831)	$(4,516)	$(4,350)

The pension plan held no shares of Webster common stock at December 31, 2009 and 2008.

The components of accumulated other comprehensive loss related to pensions and other postretirement benefits, on a pre-tax basis, at December 31, 2009 and 2008 are summarized below. Webster expects that $2.3 million in net actuarial loss and $73,000 in prior service cost will be recognized as components of net periodic benefit cost in 2010.

	2009		2008
(In thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Net actuarial loss	$34,092	$340	$43,703	$116
Prior service cost	—	451	—	524

Total pre-tax amounts recognized in accumulated other comprehensive loss	$34,092	$791	$43,703	$640

The funded status of the pension and other postretirement benefit plans has been recognized as follows in the Consolidated Balance Sheets at December 31, 2009 and 2008. An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan.

	2009		2008
(In thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Prepaid expenses and other assets	$3,938	$—	$—	$—
Accrued expenses and other liabilities	(6,353)	(4,516)	(31,780)	(4,350)

Funded status	$(2,415)	$(4,516)	$(31,780)	$(4,350)

The accumulated benefit obligation for all pension plans was $129.3 million and $124.3 million at December 31, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected future benefit payments for the pension plans and other postretirement benefit plans are presented below:

(In thousands)	Pension Benefits	Other Benefits
2010	$4,188	$439
2011	4,427	444
2012	5,589	443
2013	5,724	438
2014	6,660	426
2015-2018	37,772	1,897

Net periodic benefit cost recognized in net income and changes in funded status recognized in accumulated other comprehensive income (loss) for the years ended December 31 included the following components:

	Pension Benefits			Other Benefits
(In thousands)	2009	2008	2007	2009	2008	2007
Net Periodic Benefit Cost Recognized in Net Income:
Service cost (benefits earned during the period)	$250	$150	$7,259	$—	$—	$—
Interest cost on benefit obligations	7,407	7,147	6,738	258	258	258
Expected return on plan assets	(8,190)	(9,499)	(9,265)	—	—	—
Amortization of prior service cost	—	—	170	73	73	73
Recognized net loss	3,363	—	263	—	—	—
Settlement	(87)	—	—	—	—	—

Net periodic benefit cost (income) recognized in net income	2,743	(2,202)	5,165	331	331	331

Changes in Funded Status Recognized in Other Comprehensive Income:
Current year actuarial (gain) loss	(6,249)	36,045	(6,029)	222	(122)	99
Amortization of prior service cost	—	—	(170)	(73)	(73)	(73)
Amortization of net (loss) gain	(3,363)	—	(263)	—	—	—

Total (gain) loss recognized in other comprehensive income (loss)	(9,612)	36,045	(6,462)	149	(195)	26

Total recognized in total comprehensive income (loss)	$(6,869)	$33,843	$(1,297)	$480	$136	$357

Fair Value Measurements: The pension plan assets are valued at fair value. The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy. See Note 19 of Notes to Consolidated Financial Statements for further information related to fair value measurements.

Registered investment companies: Exchange traded funds are quoted at market prices in an exchange and active market, which represent the net asset values of shares held by the Plan at year end. Money Market Funds are shown at cost, which approximates fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment contract with Insurance Company: Valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer. Holdings of Insurance company investment contracts are classified as Level 3 investments. See Note 19 of Notes to Consolidated Financial Statements for further information related to fair value measurements.

	December 31, 2009			December 31, 2008
(In thousands)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
Fair value of financial assets of the Plan:
Registered investment companies:
Exchange traded funds	$125,553	$125,553	$—	$89,969	$89,969	$—
Money market mutual funds	2	2	—	948	948	—
Insurance company investment contract	1,326	—	1,326	1,572	—	1,572

Total	$126,881	$125,555	$1,326	$92,489	$90,917	$1,572

The allocation of the fair value of the pension plan’s assets at the December 31 measurement date is shown in the following table:

	2009	2008
Assets Category:
Equity Investments	51%	52%
Fixed Income Investments	48	47
Cash and cash equivalents	1	1

Total	100%	100%

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

The primary objective of the pension plan investment strategy is to provide long-term total return through capital appreciation and dividend and interest income. The plan invests in registered investment companies, equity and fixed-income securities. The performance benchmarks for the plan include a composite of the Standard and Poor’s 500 stock index and the Lehman Brothers Corporate/Government Bond Index. The volatility, as measured by standard deviation, of the pension plan’s assets should not exceed that of the Composite Index. The investment policy guidelines allow the plan assets to be invested in certain types of cash equivalents, fixed income securities, equity securities and mutual funds. Investments in mutual funds are limited to funds that invest in the types of securities that are specifically allowed by investment policy guidelines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The investment policy guidelines in effect as of December 31, 2009 set the following asset allocation targets:

Target Asset Allocations:
Cash/Cash Equivalents	0% - 2%
Fixed Income Investments	40% - 60%
Equity Investments	39% - 61%

The basis for Webster’s 2009 assumption for the expected long-term rate of return on assets is as follows:

Asset Category	Percent of Portfolio	Expected Return
Fixed income investments	50%	6%
U.S. equity investments	39	10
International equity investments	11	10

The investment strategy for the pension plan assets is to maintain a diversified portfolio designed to achieve our target rate of an average long term rate of 8%. While we believe we can achieve a long-term average rate of return of 8%, we cannot be certain that portfolio will perform to our expectations. Actual asset allocations are monitored monthly and rebalancing actions are executed at least quarterly, if needed.

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Discount rate	5.94%	6.00%	5.25%	6.30%
Rate of compensation increase	n/a	n/a	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Discount rate	6.1%	6.40%	5.90%	6.30%	6.00%	5.66%
Expected long-term return on assets	8.0	8.25	8.25	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	4.00	n/a	n/a	n/a
Assumed healthcare cost trend	n/a	n/a	n/a	8.0	8.0	8.0

The assumed healthcare cost-trend rate is 8.0% for 2009, declining 1.0% each year until 2012 when the rate will be 5.0%. An increase of 1.0% in the assumed healthcare cost trend rate for 2009 would have increased the net periodic postretirement benefit cost by $13,916 and increased the accumulated benefit obligation by $272,421. A decrease of 1% in the assumed healthcare cost trend rate for 2009 would have decreased the net periodic postretirement benefit cost by $12,531 and decreased the accumulated benefit obligation by $244,133.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21: Stock-Based Compensation Plans

Webster has a share-based compensation plan (the “Plan”) that covers employees and directors, and a Director Retainer Fees Plan for non-employee directors (collectively, the “Plans”). The compensation cost that has been included in compensation and benefits expense for the Plans totaled $8.9 million, $9.5 million and $8.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. These respective totals consist of (1) stock option expense of $2.6 million, $2.7 million and $3.5 million and (2) restricted stock expense of $6.3 million, $6.8 million and $5.2 million. The total income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation arrangements was $2.2 million, $3.2 million and $2.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Plans, which are shareholder-approved, permit the grant of incentive and non-qualified stock options, restricted stock and stock appreciation rights (“SARS”) to employees and directors for up to 8.3 million shares of common stock. As of December 31, 2009, the Plans had 1,484,198 common shares available for future grants. Webster believes that such awards better align the interests of its employees with those of its shareholders. Option awards are granted with an exercise price equal to the market price of Webster’s stock at the date of grant and vest over periods ranging from three to four years. These options grant the holder the right to acquire a share of Webster common stock for each option held and have a contractual life of ten years. At December 31, 2009, total options outstanding included 2,994,218 non-qualified and 299,938 incentive stock options. No SARS have been granted through December 31, 2009.

During the years ended December 31, 2009, 2008 and 2007, respectively, there were 181,463, 121,005 and 52,228 restricted stock awards granted to senior management, which vest based on service over a period ranging from one to five years. The Plan limits at 100,000 shares the number of restricted stock shares that may be granted to an eligible individual in a calendar year. The Plan also permits performance-based restricted stock awards. These performance-based awards vest after three years in a range from zero to 200% of the target number of shares under the grant, dependent upon Webster’s ranking for total shareholder return versus a blended peer group of companies in the S&P Midcap 400 Financial Services Subset index and the KBW 50 index. In 2008 and 2007, performance based awards were granted that are tracked against the KRX index. This blend of companies was chosen because it represents the mix of size and type of financial institutions that best compare with Webster. During the year ended December 31, 2008, there were 113,412 shares of performance-based restricted stock awards granted. There were no performance based restricted stock awards granted for the year ended December 31, 2009.

In 2008 and 2009, the Company awarded long-term cash incentives to certain vice president and senior vice presidents of the corporation. The value of these cash awards is converted to “phantom shares” by dividing the grant value by the average price of Webster common stock for the 10 day period prior to the grant date. The phantom shares have a vesting period ranging from 3 to 5 years. Webster calculates the initial cost of the respective awards using the respective stock price on the grant date of those awards. This cost is then amortized and ratably recognized over the respective vesting period. On an annual basis, the unvested amount is marked to market using the current stock price. The value is subject to a floor of the initial grant price and a ceiling equal to twice the grant price. An adjustment is recorded to the liability and as an expense increase or reduction. For the years ended December 31, 2009 and 2008, 357,043 and 265,544 awards, respectively were granted. Unamortized amounts of $1.6 million and $52,968 were included in other liabilities at December 31, 2009 and 2008, respectively. Compensation expense included $1.5 million and $52,968 related to these awards for the years ended December 31, 2009 and 2008, respectively.

The Director Retainer Fees Plan provides non-employee directors with restricted shares for a portion of their annual retainer for services rendered as directors. For the years ended December 31, 2009, 2008 and 2007,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively, there were 14,234, 4,333 and 4,176 shares granted to directors with a vesting schedule of one year. The grant-date fair value of restricted share awards to directors and management under the Plans is amortized to non-interest expense over the service vesting period and such expense is reflected in compensation and benefits expense.

As discussed in Note 1, compensation cost relating to share-based payment transactions are recognized in the financial statements, based upon the grant-date fair value of the instruments issued. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option-Pricing Model. The weighted-average assumptions used for options granted during the years ended December 31, 2009, 2008 and 2007 are listed in the following table. Webster uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

	Weighted Average Assumptions
	2009	2008	2007
Expected term (years)	6.3	6.3	6.3
Expected dividend yield	1.00%	3.00%	2.91%
Expected forfeiture rate	5.00	5.00	5.00
Expected volatility	53.46	33.25	21.32
Risk-free interest rate	2.51	1.92	3.74
Fair value of options granted	$3.91	$3.71	$6.81

A summary of options under the Plans as of December 31, 2009, and activity during the year then ended, is presented below:

		2009
	Shares	Weighted-Average Exercise Price
Options outstanding at beginning of year	3,428,881	$31.12
Options granted	306,169	8.08
Options exercised	1,747	12.13
Options expired	439,147	30.53

Options outstanding at end of year	3,294,156	$29.07

Options exercisable at end of year	2,299,488	$34.72

Options expected to vest as of the end of the year	169,577	$35.99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about options outstanding and options exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
$ 5.01—$10.00	203,235	9.35	$5.68	—	—	$—
10.01— 15.00	702,011	9.10	12.85	150,742	8.90	12.85
15.01— 20.00	5,299	2.01	17.16	5,299	2.01	17.16
20.01— 25.00	533,991	2.04	22.62	469,062	1.13	22.70
25.01— 30.00	266,269	4.04	28.31	260,611	3.95	28.36
30.01— 35.00	571,639	5.60	32.98	444,518	4.87	33.25
35.01— 40.00	90,000	2.76	37.77	90,000	2.76	37.77
40.01— 45.00	93,152	5.33	43.87	85,565	5.12	43.90
45.01— 49.62	828,560	5.35	47.72	793,691	5.28	47.68

	3,294,156	5.71	$29.07	2,299,488	4.36	$34.81

The aggregate intrinsic values, which fluctuate based on changes in the fair market value of Webster’s stock, were $1.3 million for all outstanding stock options and there was no aggregate intrinsic value for exercisable stock options at December 31, 2009. For options expected to vest as of December 31, 2009 the aggregate intrinsic value was $1.2 million. The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between Webster’s closing stock price on the last trading day of 2009 and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2009.

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $1,066, $161,502 and $4.2 million, respectively.

The following table summarizes Webster’s restricted stock activity for the year ended December 31, 2009:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested Restricted stock, at beginning of year	554,634	$25.68
Granted	267,531	12.08
Vested	242,646	28.10
Forfeited	42,292	31.33

Unvested Restricted stock, end of year	537,227	$20.71

The fair value of restricted shares that vested during the years ended December 31, 2009, 2008, and 2007 was $2.9 million, $2.1 million, and $2.0 million, respectively.

As of December 31, 2009, there was $6.3 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.1 years.

Shares for the exercise of stock options are expected to come from the Company’s treasury shares or authorized and unissued shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22: Business Segments

Webster’s operations are divided into four business segments that represent its core businesses— Commercial Banking, Retail Banking, Consumer Finance and Other. These segments reflect how executive management responsibilities are assigned by the chief executive officer for each of the core businesses, the products and services provided, or the type of customer served, and they reflect the way that financial information is currently evaluated by management. The Company’s Treasury unit is included in Corporate and Reconciling category along with the results of discontinued operations and the amounts required to reconcile profitability metrics to GAAP reported amounts. As of January 1, 2009, executive management realigned its business segment balances transferring the equipment finance, wealth management and insurance premium finance operating units from the Other reporting segment to the Commercial Banking reporting segment to reflect the realignment of responsibilities. In addition, certain support functions were realigned within the corporate function. The 2008 and 2007 balances have been reclassified for comparability to the 2009 presentation.

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

The Company allocates the provision for credit losses (“PCL”) based upon expected loss (“EL”). EL differs from the PCL in that EL is a management tool based on the expected loss in the portfolio over the next twelve months, whereas the PCL is determined in accordance with accounting principles generally accepted in the U.S. (the PCL is the amount necessary to maintain the allowance for loan losses at a level reflecting the probable credit losses inherent in the loan portfolio at a point in time). EL is estimated using assumptions for exposure, probability of default (“PD”) and loss given default (“LGD”) for various credit products, risk ratings, collateral and industries. Exposure is the sum of the outstanding balance plus assumptions regarding additional potential draw-downs based on outstanding commitments. EL is calculated on an instrument level basis using assumptions which are reviewed on an annual basis. The EL for an individual loan is calculated by multiplying the principal loan exposure by the PD and LGD percentages. The difference between the sum of the provisions for each line of business determined using the expected loss methodology and the consolidated provision is included in “other reconciling items”.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the operating results and total assets for Webster’s reportable segments.

Year ended December 31, 2009
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Reconciling Amounts	Consolidated Total
Net interest income	$148,196	$167,429	$122,565	$19,879	$458,069	$36,569	$494,638
Provision for loan losses	48,220	10,311	24,143	—	82,674	220,326	303,000

Net interest income after provision	99,976	157,118	98,422	19,879	375,395	(183,757)	191,638
Non-interest income	35,202	118,793	12,854	11,557	178,406	8,702	187,108
Non-interest expense	106,455	288,587	62,903	26,137	484,082	23,312	507,394

Income (loss) from continuing operations before income taxes	28,723	(12,676)	48,373	5,299	69,719	(198,367)	(128,648)
Income tax expense (benefit)	11,774	(5,196)	19,829	2,172	28,579	(81,315)	(52,736)

Income from continuing operations	16,949	(7,480)	28,544	3,127	41,140	(117,052)	(75,912)
Income (loss) from discontinued operations	—	—	—	—	—	302	302

Income (loss) before non controlling interests	16,949	(7,480)	28,544	3,127	41,140	(116,750)	(75,610)
Non controlling interest	—	—	(22)	—	(22)	—	(22)

Net income (loss)	$16,949	$(7,480)	$28,522	$3,127	$41,118	$(116,750)	$(75,632)

Total assets at period end	$4,308,811	$1,553,083	$6,047,472	$23,191	$11,932,557	$5,806,640	$17,739,197

Year ended December 31, 2008, as reclassified
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Reconciling Amounts	Consolidated Total
Net interest income	$141,273	$213,798	$118,497	$15,760	$489,328	$16,463	$505,791
Provision for loan losses	25,819	5,630	15,712	—	47,161	139,139	186,300

Net interest income after provision	115,454	208,168	102,785	15,760	442,167	(122,676)	319,491
Non-interest income	36,338	125,423	12,625	9,660	184,046	(212,098)	(28,052)
Non-interest expense	98,348	277,393	68,505	24,997	469,243	7,547	476,790
Write-down of goodwill	48,988	—	149,391	—	198,379	—	198,379

Income (loss) from continuing operations before income taxes	4,456	56,198	(102,486)	423	(41,409)	(342,321)	(383,730)
Income tax expense (benefit)	9,170	9,642	8,048	73	26,933	(92,773)	(65,840)

Income from continuing operations	(4,714)	46,556	(110,534)	350	(68,342)	(249,548)	(317,890)
Income (loss) from discontinued operations	—	—	—	—	—	(3,073)	(3,073)

Income (loss) before non controlling interests	(4,714)	46,556	(110,534)	350	(68,342)	(252,621)	(320,963)
Non controlling interest	—	—	(4)	—	(4)	—	(4)

Net income (loss)	$(4,714)	$46,556	$(110,538)	$350	$(68,346)	$(252,621)	$(320,967)

Total assets at period end	$4,989,415	$1,625,220	$6,391,716	$24,362	$13,030,713	$4,552,824	$17,583,537

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007, as reclassified
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Reconciling Amounts	Consolidated Total
Net interest income	$139,863	$258,567	$122,771	$14,793	$535,994	$(27,802)	$508,192
Provision for loan losses	23,379	5,598	15,498	—	44,475	23,275	67,750

Net interest income after provision	116,484	252,969	107,273	14,793	491,519	(51,077)	440,442
Non-interest income	37,641	122,804	19,709	6,926	187,080	15,232	202,312
Non-interest expense	81,616	266,170	73,049	20,022	440,857	42,237	483,094

Income (loss) from continuing operations before income taxes	72,509	109,603	53,933	1,697	237,742	(78,082)	159,660
Income tax expense (benefit)	21,959	33,193	16,330	514	71,996	(23,908)	48,088

Income from continuing operations	50,550	76,410	37,603	1,183	165,746	(54,174)	111,572
Income (loss) from discontinued operations	—	—	—	—	—	(13,923)	(13,923)

Income (loss) before non controlling interests	50,550	76,410	37,603	1,183	165,746	(68,097)	97,649
Non controlling interest	—	—	(13)	—	(13)	—	(13)

Net income (loss)	$50,550	$76,410	$37,590	$1,183	$165,733	$(68,097)	$97,636

Total assets at period end	$4,815,390	$1,607,202	$7,510,545	$25,205	$13,958,342	$3,243,618	$17,201,960

NOTE 23: Preferred Stock of Subsidiary Corporation

The preferred stock is redeemable after January 15, 2003 at the option of the subsidiary, Webster Preferred Capital Corporation. As of December 31, 2009, there have been no redemptions. Dividends paid on the preferred stock totaled $863,000 per year for each of the years ended December 31, 2009, 2008 and 2007 and are reflected as a component of preferred dividends and accretion of discount in the accompanying Consolidated Statements of Operations. The preferred shares are not exchangeable into common stock or any other securities, and do not constitute regulatory capital of either Webster Bank or Webster Financial Corporation. The preferred shares of Webster Preferred Capital Corporation are listed on NASDAQ under the symbol “WBSTP”.

NOTE 24: Commitments and Contingencies

Lease Commitments. At December 31, 2009, Webster was obligated under various non-cancelable operating leases for properties used as banking offices and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense based primarily upon increases in real estate taxes over a base year. Rental expense under leases was $22.3 million, $18.8 million and $19.2 million in 2009, 2008 and 2007, respectively and is recorded as a component of occupancy expense in the accompanying Consolidated Statements of Operations. Webster is also entitled to rental income under various non-cancelable operating leases for properties owned. Rental income was $2.0 million, $1.2 million and $1.2 million in 2009, 2008 and 2007, respectively and is recorded as a component of other non-interest income in the accompanying Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule of future minimum rental payments and receipts required under these leases as of December 31, 2009:

(In thousands)	Rental Payments	Rental Receipts
For years ending December 31,
2010	$19,509	$1,115
2011	17,847	884
2012	16,283	744
2013	14,677	611
2014	13,072	498
Thereafter	92,746	1,315

Total	$174,134	$5,167

It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire.

Litigation. Webster is involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate, management believes are immaterial to Webster’s consolidated financial condition and results of operations.

NOTE 25: Parent Company Condensed Financial Information

The Parent Company Condensed Balance Sheets at December 31, 2009 and 2008, and the Condensed Statements of Operations and Cash Flows for each of the years in the three-year period ended December 31, 2009, are presented below:

Condensed Balance Sheets
	At December 31,
(In thousands)	2009	2008
Assets:
Cash and due from depository institutions	$12,559	$13,199
Short-term investments	476,584	536,962
Securities available for sale, at fair value	6,600	34,787
Loan	13,000	18,000
Investment in subsidiaries	1,824,453	1,697,774
Due from subsidiaries	74	84
Direct investments	11,976	12,392
Other assets	11,536	52,475

Total assets	$2,356,782	$2,365,673

Liabilities and shareholders' equity:
Senior notes	$163,546	$168,072
Junior subordinated debt	235,880	300,000
Other borrowings	—	13,180
Accrued interest payable	2,753	4,569
Other liabilities	6,210	5,733

Total liabilities	408,389	491,554
Shareholders' equity	1,948,393	1,874,119

Total liabilities and shareholders' equity	$2,356,782	$2,365,673

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Operations
	Years ended December 31,
(In thousands)	2009	2008	2007
Operating Income:
Dividends from subsidiary	$—	$10,000	$150,000
Interest on securities and short-term investments	3,747	6,679	11,917
Interest on loans	1,128	1,406	29
Loss on write-down of securities to fair value	(3,544)	(41,045)	—
(Loss) gain on sale of securities, net	(7,167)	(4,301)	3,990
Direct investment income (loss)	487	(2,158)	(3,565)
Other non-interest income	26,504	1,472	1,940

Total operating (loss) income	21,155	(27,947)	164,311

Operating Expense:
Interest expense on borrowings	20,352	29,007	32,074
Compensation and benefits	10,198	9,479	8,949
Debt redemption premium	—	—	8,940
Other noninterest expense	5,621	6,174	5,120

Total operating expense	36,171	44,660	55,083

(Loss) income before income tax benefit and
equity in undistributed earnings of subsidiaries	(15,016)	(72,607)	109,228
Income tax benefit	1,388	23,261	16,983

(Loss) income before equity in undistributed
earnings of subsidiaries	(13,628)	(49,346)	126,211
Equity in undistributed earnings of subsidiaries	(62,306)	(272,676)	(29,438)

(Loss) income from continuing operations	(75,934)	(322,022)	96,773
Income from discontinued operations, net of tax	302	192	—

Net (loss) income	$(75,632)	$(321,830)	$96,773

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows

	Years ended December 31,
(In thousands)	2009	2008	2007
Operating activities:
Net (loss) income	$(75,632)	$(321,830)	$96,773
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities
Warrants-fair value adjustment	(3,552)	—	—
Loss on write-down of investments to fair value	3,544	42,911	—
Loss (gain) on investment securities	7,167	4,301	(3,990)
(Gain) loss on extinguishment of debt	(24,336)	—	8,940
Gain on Webster Trust I and II securities	—	—	(2,130)
Amortization	129	(92)	(612)
Stock-based compensation	7,502	7,777	8,722
Excess tax benefits from stock-based compensation	—	(1)	(498)
Equity in undistributed earnings of subsidiaries	62,306	272,676	29,438
Net decrease (increase) in other assets	33,615	(14,846)	8,001
Net increase (decrease) in other liabilities	(2,251)	(39,201)	44,558

Net cash provided by (used for) operating activities	8,492	(48,305)	189,202

Investing activities:
Purchases of available for sale securities	(100)	(2,700)	(29,991)
Sales proceeds, paydowns and maturities of securities available for sale	17,371	13,845	69,108
Increase (decrease) in short-term investments	60,378	(439,977)	(6,299)
Capital contribution to subsidiary	(100,000)	(100,000)	—
Decrease in loans to subsidiaries	—	—	1,750
Net decrease in loan	5,000	—	—
Net cash received for purchase and sale transactions	—	23,920	—

Net cash (used for) provided by investing activities	(17,351)	(504,912)	34,568

Financing activities:
Issuance of other borrowings	—	13,180	—
Repayment of other borrowings	(13,180)	—	—
Issuance of long-term debt	—	—	199,344
Repayment of long-term debt	—	—	(188,653)
Exercise of stock options	21	532	9,630
Issuance of preferred stock	—	617,595	—
Conversion of preferred stock	(60,935)	—	—
Cash dividends to common shareholders	(2,443)	(63,063)	(64,560)
Cash dividends to preferred shareholders	(31,670)	(9,775)	—
Common stock issued	1,031	—	—
Common stock repurchased	(792)	(644)	(178,480)
Excess tax benefit from stock-based compensation	—	1	498
Warburg investment	116,187	—	—
Tax effect of restricted stock	—	—	—

Net cash provided by (used for) financing activities	8,219	557,826	(222,221)

(Decrease) increase in cash and cash equivalents	(640)	4,609	1,549
Cash and cash equivalents at beginning of year	13,199	8,590	7,041

Cash and cash equivalents at end of year	$12,559	$13,199	$8,590

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26: Selected Quarterly Consolidated Financial Information (Unaudited)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009:
Interest income	$191,758	$187,165	$184,957	$181,462
Interest expense	73,561	67,877	58,285	50,981

Net interest income	118,197	119,288	126,672	130,481
Provision for credit losses	66,000	85,000	85,000	67,000
Other non-interest income	43,665	49,838	50,176	49,929
Net gain (loss) on sale of securities, net	4,457	(13,593)	(4,728)	53
Loss on write-down of investments to fair value	—	(27,110)	(1,290)	(77)
Gain on exchange of trust preferred securities for common stock	—	24,336	—	—
Gain on early extinguishment of subordinated notes	5,993	—	—	—
Gain on fair value adjustment of warrants	—	—	—	3,552
VISA share redemption	—	1,907	—	—
Goodwill impairment	—	—	—	—
Non-interest expenses	118,018	130,077	127,086	132,213

(Loss) income from continuing operations before income taxes	(11,706)	(60,411)	(41,256)	(15,275)
Income tax benefit	(593)	(28,536)	(22,014)	(1,593)

(Loss) income from continuing operations	(11,113)	(31,875)	(19,242)	(13,682)
Income (loss) from discontinued operations, net of tax	—	313	—	(11)

Consolidated net loss	(11,113)	(31,562)	(19,242)	(13,693)
Less: Net income attributable to noncontrolling interests	13	—	8	1

Net loss attributable to Webster Financial Corporation	(11,126)	(31,562)	(19,250)	(13,694)
Preferred stock dividends, accretion of preferred stock discount and excess carrying value over fair value of consideration upon redemption	(10,431)	48,361	(6,850)	(40,700)

Net (loss) income applicable to common shareholders	$(21,557)	$16,799	$(26,100)	$(54,394)

Net income per common share:
Basic:
(Loss) income from continuing operations, per common share	$(0.41)	$0.30	$(0.39)	$(0.76)
Income from discontinued operations, net of tax per common share	—	0.01	—	—

Net (loss) income attributable to Webster Financial Corporation, per common share	$(0.41)	$0.31	$(0.39)	$(0.76)
Diluted:
Loss from continuing operations, per common share	$(0.41)	$(0.66)	$(0.39)	$(0.84)
Loss income from discontinued operations, net of tax per common share	—	0.01	—	—

Net loss attributable to Webster Financial Corporation, per common share	$(0.41)	$(0.65)	$(0.39)	$(0.84)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008:
Interest income	$232,004	$213,993	$214,627	$208,649
Interest expense	107,148	88,307	85,446	82,581

Net interest income	124,856	125,686	129,181	126,068
Provision for credit losses	15,800	25,000	45,500	100,000
Other non-interest income	47,352	49,049	51,366	47,927
Loss on write-down of investments to fair value	(1,254)	(54,924)	(33,507)	(129,593)
VISA share redemption	1,625	—	—	—
Net gain (loss) on sale of securities, net	124	126	(2,110)	(4,233)
Goodwill impairment	—	8,500	1,013	188,866
Non-interest expenses	115,904	129,007	116,302	115,578

Income (loss) from continuing operations before income taxes	40,999	(42,570)	(17,885)	(364,275)
Income tax expense (benefit)	14,303	(14,285)	(1,878)	(63,980)

Income (loss) from continuing operations	26,696	(28,285)	(16,007)	(300,295)
(Loss) income from discontinued operations, net of tax	(2,124)	(439)	(518)	8

Consolidated net income (loss)	24,572	(28,724)	(16,525)	(300,287)
Less: Net (loss) income attributable to noncontrolling interests	(9)	1	14	(1)

Net income (loss) attributable to Webster Financial Corporation	24,581	(28,725)	(16,539)	(300,286)
Preferred stock dividends, accretion of preferred stock discount	(216)	(215)	(5,209)	(7,308)

Net income (loss) available to common shareholders	$24,365	$(28,940)	$(21,748)	$(307,594)

Net income per common share:
Basic:
Loss from continuing operations, per common share	$0.50	$(0.55)	$(0.41)	$(5.91)
Loss income from discontinued operations, net of tax per common share	(0.04)	(0.01)	(0.01)	—

Net loss attributable to Webster Financial Corporation, per common share	$0.46	$(0.56)	$(0.42)	$(5.91)
Diluted:
Loss from continuing operations, per common share	$0.50	$(0.55)	$(0.41)	$(5.91)
Loss income from discontinued operations, net of tax per common share	(0.04)	(0.01)	(0.01)	—

Net loss attributable to Webster Financial Corporation, per common share	$0.46	$(0.56)	$(0.42)	$(5.91)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27: Subsequent Events

On February 2, 2010, Webster Financial Corporation announced that it had detected and halted an embezzlement scheme at a subcontractor that provided bulk cash processing on behalf of a major vendor of Webster. Subsequent to that announcement, the president of that subcontractor has been arrested by law enforcement officials and a receiver has been appointed for the assets of the subcontractor and its affiliated entities. The subcontractor maintains an insurance policy with Webster identified as a loss payee in an amount in excess of Webster’s maximum potential exposure. As a result of these recent developments, however, the claim is not expected to be resolved in the first quarter of 2010 and there can be no assurance of recovery. Therefore, Webster will record an $11 million charge to earnings associated with this event in the first calendar quarter of 2010, and will continue to pursue every avenue for recovery.

On February 26, 2010 Webster received approval to repurchase $100 million of preferred stock that was issued to the U.S. Department of the Treasury under its Capital Purchase Program. Webster’s redemption of the preferred stock is not subject to any additional conditions or stipulations from the Treasury Department, including the issuance of additional capital. The repurchase is anticipated to occur on March 3, 2010 and will require the acceleration of $1.6 million of the unamortized discount on the redeemed shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Webster’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Webster’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that Webster’s disclosure controls and procedures were effective as of the end of the period covered by this report for recording, processing, summarizing and reporting the information Webster is required to disclose in the reports it files under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Webster’s management has issued a report on its assessment of the effectiveness of Webster’s internal control over financial reporting as of December 31, 2009.

Webster’s independent registered public accounting firm has issued a report on the effectiveness of Webster’s internal control over financial reporting as of December 31, 2009. The report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

There were no changes made in Webster’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The reports of Webster’s management and of Webster’s independent registered public accounting firm follow.

MANAGEMENT REPORT ON INTERNAL CONTROL

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

Management has evaluated the effectiveness of Webster’s internal control over financial reporting as of December 31, 2009 based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Webster’s internal control over financial reporting is effective as of December 31, 2009.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of Webster’s financial statements, has issued an attestation report on Webster’s internal control over financial reporting as of December 31, 2009.

/s/ James C. Smith	/s/ Gerald P. Plush
James C. Smith	Gerald P. Plush
Chairman and Chief Executive Officer	Senior Executive Vice President, Chief Financial Officer and Chief Risk Officer

February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Webster Financial Corporation:

We have audited Webster Financial Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Webster Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Webster Financial Corporation and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts
February 26, 2010

ITEM 9B.	OTHER INFORMATION

The annual meeting of shareholders will be held on Thursday, April 29, 2010 at the Courtyard by Marriott, 63 Grand Street, Waterbury, Connecticut 06702.

A special meeting of shareholders was held on December 10, 2009. Information previously required by Part 1, Item 4 of Form 10-K can be found in the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2009.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information for the executive officers of Webster, each of whom is elected to serve for a one-year period.

Name	Age at December 31, 2009	Positions Held
James C. Smith	60	Chairman, President, Chief Executive Officer and Director
Gerald P. Plush	51	Senior Executive Vice President - Chief Financial Officer/ Chief Risk Officer
Jeffrey N. Brown	52	Executive Vice President and Chief Administrative Officer
Michelle M. Crecca	40	Executive Vice President - Chief Marketing Officer
Theresa M. Messina	48	Senior Vice President - Chief Accounting Officer
Nitin J. Mhatre	39	Executive Vice President - Consumer Finance
Harriet Munrett Wolfe	56	Executive Vice President - General Counsel and Secretary
Joseph J. Savage	57	Executive Vice President - Commercial Banking
Anne M. Slattery	62	Executive Vice President - Retail Banking

Information concerning the principal occupation of these executive officers of Webster and Webster Bank during at least the last five years is set forth below.

James C. Smith is Chairman, President, Chief Executive Officer and a director of Webster and Webster Bank, having been elected Chief Executive Officer in 1987 and Chairman in 1995. Mr. Smith is chairman of the executive Committee. He joined Webster Bank in 1975, and was elected President, Chief Operating Officer and a director of Webster Bank in 1982 and of Webster in 1986. Mr. Smith served as President of Webster and Webster Bank until 2000, and was again elected President in 2008. Mr. Smith is a director of the Federal Reserve Bank of Boston and was a member of the Federal Advisory Council which advised the deliberations of the Federal Reserve Board of Governors until December 2007. He is a member of the executive committee of the Connecticut Bankers Association, co-chairman of the American Bankers Council and a former director of the Federal Home Loan Bank of Boston. He is a director of St. Mary’s Hospital and the Palace Theater, both of Waterbury, Connecticut, and was a director of MacDermid, Incorporated (NYSE: MRD) until it was sold in June 2007.

Gerald P. Plush is Senior Executive Vice President and Chief Financial Officer/Chief Risk Officer of Webster and Webster Bank. Mr. Plush joined Webster in July 2006 and was promoted to Senior Executive Vice President in July 2007. He was elected Chief Risk Officer in July 2008. Mr. Plush serves as Chairman of Webster’s Enterprise Risk Management Committee. Prior to joining Webster, Mr. Plush was employed at MBNA America in Wilmington, Delaware. In his most recent position with MBNA, he was Senior Executive Vice President and Managing Director of Corporate Development and Acquisitions. Prior to this position, Mr. Plush was Senior Executive Vice President and Chief Financial Officer of MBNA’s North American Operations, and prior to that he was Senior Executive Vice President and Chief Financial Officer of U.S. Credit Card. Mr. Plush serves on the board of directors of Junior Achievement of Southwest New England, Inc.

Jeffrey N. Brown is Executive Vice President and Chief Administrative Officer of Webster and Webster Bank. Mr. Brown was elected to this position in July 2007. Mr. Brown joined Webster in 1996 as Executive Vice President of Marketing and Communications for Webster Bank and assumed responsibility for strategic planning in 1997. He was elected Executive Vice President of Marketing and Communications for the holding company in March 2004. Mr. Brown serves on the board of directors of The Bushnell in Hartford, CT.

Michelle M. Crecca is Executive Vice President, Chief Marketing Officer of Webster and Webster Bank. Ms. Crecca joined Webster and Webster Bank as Executive Vice President, Consumer Lending in September of 2006 and was appointed Executive Vice President, Chief Marketing Officer in June of 2008. Prior to joining Webster and Webster Bank she was Managing Director, Retail Business for Citi Home Equity in Stamford, Connecticut from March 2004. Ms. Crecca serves on the board of directors of the American Heart Association of Fairfield County, Connecticut.

Theresa M. Messina is Senior Vice President, Chief Accounting Officer of Webster and Executive Vice President, Chief Accounting Officer of Webster Bank. Ms. Messina joined Webster and Webster Bank as Chief Accounting Officer in January 2010. Prior to joining Webster and Webster Bank she was most recently at Fannie Mae, where she worked since 2006 directing all aspects of residential mortgage operations. Prior to joining Fannie Mae, she was a partner in audit and advisory services at Ernst & Young in New York City between 2000 and 2006. From 1995 to 1998, she was Senior Vice President for operations at Fidelity Management Trust Co., in Boston, where she managed daily operations for the institutional business.

Nitin J. Mhatre is Executive Vice President, Consumer Finance of Webster and Webster Bank. Mr. Mhatre joined Webster in October 2008 as Executive Vice President, Consumer Banking of Webster Bank and was appointed Executive Vice President, Consumer Finance in January 2009. Prior to joining Webster, Mr. Mhatre worked for Citi Home Equity in St. Louis, Missouri and Stamford, Connecticut in various capacities. In his most recent position with Citi Home Equity, he was the Managing Director for the home equity retail business for CitiMortgage. Prior to that he was Vice President and Director, Cards Cross-Sell, and from January 2004 to January 2005, he was Vice President and Director, Portfolio Management.

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

Joseph J. Savage is Executive Vice President of Webster and Executive Vice President, Commercial Banking for Webster Bank. He joined Webster in April 2002. Prior to joining Webster, Mr. Savage was Executive Vice President of the Communications and Energy Banking Group for CoBank in Denver, Colorado from 1996 to April 2002. Mr. Savage serves as a director of the Hartford Metro Alliance, the Connecticut Technology Council and the Travelers Championship Committee.

Anne M. Slattery is Executive Vice President, Retail Banking of Webster and Webster Bank. Ms. Slattery was appointed to this position in October 2009. She was a consultant for Webster from May 2009 until October 2009. Prior to joining Webster, Ms. Slattery headed her own manufacturing company, Carlon Products Co. in Connecticut, from March 2002 until February 2009. Earlier in her career, she was President of Marymount College in Tarrytown, New York and held senior positions at Fleet Bank and Citibank.

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

You can also obtain a printed copy of any of these documents without charge by contacting Webster at the following address:

Webster Financial Corporation

145 Bank Street

Waterbury, Connecticut 06702

Attn: Investor Relations

Telephone: (203) 578-2202

Additional information required under this item may be found under the sections captioned “Information as to Nominees and Other Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Webster’s Proxy Statement (“the Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2009, and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2010.

WEBSTER FINANCIAL CORPORATION

By	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2010.

Signature:	Title:

/s/ James C. Smith James C. Smith	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Gerald P. Plush Gerald P. Plush	Senior Executive Vice President - Chief Financial Officer and Chief Risk Officer (Principal Financial Officer)

/s/ Theresa M. Messina Theresa M. Messina	Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)

/s/ Joel S. Becker Joel S. Becker	Director

/s/ David A. Coulter David A. Coulter	Director

/s/ John J. Crawford John J. Crawford	Director

/s/ Robert A. Finkenzeller Robert A. Finkenzeller	Director

/s/ C. Michael Jacobi C. Michael Jacobi	Director

/s/ Laurence C. Morse Laurence C. Morse	Director

/s/ Karen R. Osar Karen R. Osar	Director

/s/ Mark Pettie Mark Pettie	Director

/s/ Charles W. Shivery Charles W. Shivery	Director

WEBSTER FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3	Certificate of Incorporation and Bylaws.

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Certificate of Amendment of Second Restated Certificate of Incorporation of Webster Financial Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2009 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.6	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series C (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.7	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series D (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.8	Bylaws, as amended effective July 27, 2009.

4	Instruments Defining the Rights of Security Holders.

4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

4.2	Specimen stock certificate for the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

4.3	Form of specimen stock certificate for the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

4.4	Junior Subordinated Indenture, dated as of January 29, 1997, between the Corporation and The Bank of New York, as trustee, relating to the Company’s Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

4.5	Senior Indenture, dated as of April 12, 2004, between the Corporation and The Bank of New York, as trustee, (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2004, and incorporated herein by reference).

4.6	Supplemental Indenture, dated as of April 12, 2004, between the Corporation and The Bank of New York, as trustee, relating to the Company’s 5.125% Senior Notes due April 15, 2014 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2004, and incorporated herein by reference).

WEBSTER FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description

4.7	Junior Subordinated Indenture, dated as of June 20, 2007, between the Corporation and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference).

4.8	First Supplemental Indenture, dated as of June 20, 2007, between the Corporation and The Bank of New York, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference).

4.9	Amended and Restated Trust Agreement, dated as of June 20, 2007, by and among the Corporation, The Bank of New York, as Property Trustee, The Bank of New York (Delaware Trustee and the Administrative Trustees named therein (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference).

4.10	Guarantee Agreement, dated as of June 20, 2007, between the Corporation and The Bank of New York, as Guarantee Trustee (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference).

4.11	Replacement Capital Covenant, dated as of June 20, 2007 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference.

4.12	Warrant to purchase shares of Corporation common stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

4.13	A Warrant, Series 1 to purchase shares of the Company’s common stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

4.14	B Warrant, Series 1 to purchase shares of the Company’s Series C Perpetual Participating Preferred Stock (filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

4.15	A Warrant, Series 2 to purchase shares of the Company’s Series C Perpetual Participating Preferred Stock (filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2009 and incorporated herein by reference).

4.16	B Warrant, Series 2 to purchase shares of Corporation’s Series C Perpetual Participating Preferred Stock (filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2009 and incorporated herein by reference).

10	Material Contracts

10.1	Mechanics Savings Bank 1996 Officer Stock Plan (filed as Exhibit 10.1 of MECH Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.2	Amendment No. 1 to Mechanics Savings Bank 1996 Officer Stock Option Plan (filed as Exhibit 4.1 (b) of MECH Financial Inc.’s Registration Statement on Form S-8 as filed with the SEC on April 2, 1998 and incorporated herein by reference).

10.3	Mechanics Savings Bank 1996 Director Stock Option Plan (filed as Exhibit 10.2 of MECH Financial, Inc.’s Annual Report on Form 10-K filed with the SEC on March 30, 1998 and incorporated herein by reference).

WEBSTER FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.4	Amendment No. 1 to Mechanics Savings Bank 1996 Director Stock Option Plan (filed as Exhibit 4.2 (b) of MECH Financial, Inc.’s Registration Statement on Form S-8 as filed with the SEC on April 2, 1998 and incorporated herein by reference).

10.5	New England Community Bancorp, Inc., 1997 Non-Officer’s Directors’ Stock Option Plan (filed as Exhibit 4.1 of New England Community Bancorp, Inc.’s Registration Statement on Form S-8 as filed with the SEC on October 6, 1998 and incorporated herein by reference).

10.6	Amended and Restated 1992 Stock Option Plan (filed as Annex A to the Company’s definitive proxy materials for the Company’s 2007 Annual Meeting of Shareholders and incorporated herein by reference).

10.7	Amended and Restated Deferred Compensation Plan for Directors and Officers of Webster Bank effective January 1, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2007 and incorporated herein by reference).

10.8	2001 Directors Retainer Fees Plan (filed as Exhibit A to the Company’s Definitive Proxy Statement filed with the SEC on March 21, 2001 and incorporated herein by reference).

10.9	Supplemental Retirement Plan for Employees of Webster Bank, as amended and restated effective January 1, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on December 21, 2007 and incorporated herein by reference).

10.10	Qualified Performance-Based Compensation Plan (filed as Exhibit A to the Company’s definitive proxy materials for the Company’s 2008 Annual Meeting of Shareholders and incorporated herein by reference).

10.11	Employee Stock Purchase Plan (filed as Appendix A to Webster’s Definitive Proxy Statement filed with the SEC on March 23, 2000 and incorporated herein by reference).

10.12	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and James C. Smith (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and incorporated herein by reference).

10.13	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Joseph J. Savage (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and incorporated herein by reference).

10.14	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Gerald P. Plush (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and incorporated herein by reference).

10.15	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Jeffrey N. Brown (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and incorporated herein by reference).

10.16	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Harriet Munrett Wolfe (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and incorporated herein by reference).

WEBSTER FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.17	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Scott M. McBrair (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and incorporated herein by reference).

10.18	Form of Non-Competition Agreement, dated as of January 31, 2005, by and between Webster Financial Corporation and the following executives: James C. Smith, Joseph J. Savage, and Jeffrey N. Brown (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2005 and incorporated herein by reference).

10.19	Form of Non-Competition Agreement, dated as of April 21, 2005, by and between Webster Financial Corporation and Scott McBrair (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2005 and incorporated herein by reference).

10.20	Non-Competition Agreement, dated as of July 5, 2006, by and between Webster Financial Corporation and Gerald P. Plush (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 with the SEC on August 4, 2006 and incorporated herein by reference).

10.21	Employment Separation Agreement, dated as of January 20, 2009, by and between Webster Financial Corporation, Webster Bank, National Association and Scott M. McBrair (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2009 and incorporated herein by reference).

10.22	Letter Agreement, dated as of November 21, 2008, between Webster Financial Corporation and the United States Department of the Treasury, and the Securities Purchase Agreement – Standard Terms attached thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with SEC on November 24, 2008 and incorporated herein by reference).

10.23	Description of Arrangement for Directors Fees.

10.24	Investment Agreement, dated as of July 27, 2009 by and between Webster Financial Corporation and Warburg Pincus Private Equity X, L.P., (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

21	Subsidiaries.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of KPMG LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

Note:	Exhibit numbers 10.1 – 10.21 and 10.23 are management contracts or compensatory plans or arrangements in which directors or executive officers are eligible to participate.