Form 10-Q
period 2010-03-31
WEBSTER FINANCIAL CORP
filed 2010-05-06
CIK 801337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010.

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of common stock, par value $.01 per share, outstanding as of April 29, 2010 was 78,475,237.

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2010	December 31, 2009
	(Unaudited)
Assets:
Cash and due from banks	$158,065	$171,184
Interest-bearing deposits	162,193	390,310
Investment securities:
Available for sale, at fair value	2,365,956	2,126,043
Held-to-maturity (fair value of $2,992,958 and $2,720,180)	2,915,923	2,658,869

Total investment securities	5,281,879	4,784,912
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	140,874	140,874
Loans held for sale (included $21,286 and $4,790 of mortgage loans carried at fair value, respectively)	29,790	12,528
Loans	10,896,520	11,036,709
Allowance for loan losses	(343,871)	(341,184)

Loans, net	10,552,649	10,695,525
Deferred tax asset, net	121,010	121,733
Premises and equipment, net	171,178	178,422
Goodwill	529,887	529,887
Other intangible assets, net	25,468	26,865
Cash surrender value of life insurance policies	290,786	289,486
Prepaid FDIC premiums	73,752	79,241
Accrued interest receivable and other assets	487,184	318,230

Total assets	$18,024,715	$17,739,197

Liabilities and Equity:
Deposits:
Noninterest bearing deposits	$1,662,122	$1,664,958
Interest bearing deposits	12,331,404	11,967,169

Total deposits	13,993,526	13,632,127
Federal Home Loan Bank advances	574,378	544,651
Securities sold under agreements to repurchase and other short-term borrowings	849,876	856,846
Long-term debt	588,540	588,419
Accrued expenses and other liabilities	162,678	159,120

Total liabilities	16,168,998	15,781,163

Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares;
Series A issued and outstanding - 28,939 shares	28,939	28,939
Series B issued and outstanding - 300,000 shares and 400,000 shares (net of discount $4,795 and $6,830)	295,205	393,170
Common stock, $.01 par value; Authorized - 200,000,000 shares
Issued - 81,969,280 shares and 81,963,734 shares	820	820
Paid-in capital	1,007,153	1,007,740
Retained earnings	699,642	708,024
Less: Treasury stock, (at cost; 4,019,023 shares and 4,067,057 shares)	(159,363)	(161,911)
Accumulated other comprehensive loss, net	(26,320)	(28,389)

Total Webster Financial Corporation shareholders’ equity	1,846,076	1,948,393

Non controlling interests	9,641	9,641

Total equity	1,855,717	1,958,034

Total liabilities and equity	$18,024,715	$17,739,197

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2010	2009
Interest Income:
Interest and fees on loans and leases	$123,350	$140,767
Taxable interest and dividends on securities	46,625	42,844
Non-taxable interest and dividends on securities	7,531	7,983
Loans held for sale	314	164

Total interest income	177,820	191,758

Interest Expense:
Deposits	31,951	52,908
Borrowings	14,485	20,653

Total interest expense	46,436	73,561

Net interest income	131,384	118,197
Provision for loan losses	43,000	66,000

Net interest income after provision for loan losses	88,384	52,197

Non-interest Income:
Deposit service fees	27,784	27,959
Loan related fees	6,005	6,482
Wealth and investment services	5,835	5,750
Mortgage banking activities	(138)	606
Increase in cash surrender value of life insurance policies	2,578	2,592
Gain on early extinguishment of subordinated notes	—	5,993
Net gain on sale of investment securities	4,318	4,457
Total other-than-temporary impairment losses on securities	(8,214)	—
Portion of the loss recognized in other comprehensive income	4,534	—

Net impairment losses recognized in earnings	(3,680)	—
Other income	4,314	276

Total non-interest income	47,016	54,115

Non-interest Expense:
Compensation and benefits	61,079	56,469
Occupancy	14,440	14,295
Technology and equipment expense	15,268	15,140
Intangible assets amortization	1,397	1,464
Marketing	4,791	3,106
Professional and outside services	2,602	3,784
Deposit insurance	6,085	4,590
Other including fraud related costs	27,962	19,170

Total non-interest expense	133,624	118,018

Income (loss) from continuing operations before income tax expense (benefit)	1,776	(11,706)
Income tax expense (benefit)	355	(593)

Income (loss) from continuing operations	1,421	(11,113)
Income (loss) from discontinued operations, net of tax	—	—

Consolidated net income (loss)	1,421	(11,113)
Less: Net income attributable to non controlling interests	—	13

Net income (loss) attributable to Webster Financial Corporation	1,421	(11,126)
Preferred stock dividends, accretion of preferred stock discount	(7,490)	(10,431)

Net loss available to common shareholders	$(6,069)	$(21,557)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited), continued

	Three months ended March 31,
(In thousands, except per share data)	2010	2009
Net loss per common share:
Basic
Loss from continuing operations	$(0.08)	$(0.41)
Net loss available to common shareholders	(0.08)	(0.41)
Diluted
Loss from continuing operations	(0.08)	(0.41)
Net loss available to common shareholders	(0.08)	(0.41)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three months ended March 31, 2009
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non Controlling Interest	Total
Balance, December 31, 2008	$616,326	$566	$733,487	$783,875	$(154,225)	$(105,910)	$9,619	$1,883,738

Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—
Comprehensive income:
Net (loss) income	—	—	—	(11,126)	—	—	13	(11,113)
Other comprehensive income (loss), net of taxes:
Net unrealized gain on securities available for sale	—	—	—	—	—	(17)	—	(17)
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	60	—	60
Realized portion of deferred hedging gain	—	—	—	—	—	(66)	—	(66)
Net actuarial gain and prior service cost for pension and other postretirement benefits	—	—	—	—	—	530	—	530
Unrealized gain on cash flow hedge	—	—	—	—	—	321	—	321
Amortization of deferred hedging gain	—	—	—	—	—	(114)	—	(114)

Other comprehensive loss, net of taxes	—	—	—	—	—	714	—	714

Total comprehensive income, net of taxes								(10,465)
Dividends paid on common stock of $.01 per share	—	—	—	(529)	—	—	—	(529)
Dividends paid on Series A preferred stock $21.25 per share	—	—	—	(4,779)	—	—	—	(4,779)
Dividends incurred on Series B preferred stock $12.50 per share	—	—	—	(5,000)	—	—	—	(5,000)
Subsidiary preferred stock dividends per share	—	—	—	(216)	—	—	—	(216)
Exercise of stock options	—	—	—	—	—	—	—	—
Repurchase of 6,123 common shares	—	—	—	—	(36)	—	—	(36)
Stock-based compensation expense	—	—	635	—	—	—	—	635
Accretion of preferred stock discount	436	—	—	(436)	—	—	—	—
Restricted stock grants and expense	—	—	3,427	—	(1,690)	—	—	1,737
Additional issuance costs associated with the issuance of the Series B preferred stock and warrant	—	—	(24)	—	—	—	—	(24)

Balance, March 31, 2009	$616,762	$566	$737,525	$761,789	$(155,951)	$(105,196)	$9,632	$1,865,127

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited), continued

	Three months ended March 31, 2010
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Non Controlling Interest	Total
Balance, December 31, 2009	$422,109	$820	$1,007,740	$708,024	$(161,911)	$(28,389)	$9,641	$1,958,034

Comprehensive income:
Net income	—	—	—	1,421	—	—	—	1,421
Other comprehensive income (loss), net of taxes:
Net unrealized gain on securities available for sale, net of taxes	—	—	—	—	—	4,273	—	4,273
Noncredit related impairment change in fair value on securities	—	—	—	—	—	(2,947)	—	(2,947)
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	85	—	85
Realized portion of deferred hedging gain	—	—	—	—	—	(45)	—	(45)
Net actuarial gain and prior service cost for pension and other postretirement benefits	—	—	—	—	—	387	—	387
Unrealized gain on cash flow hedge	—	—	—	—	—	354	—	354
Amortization of deferred hedging gain	—	—	—	—	—	(38)	—	(38)

Other comprehensive income, net of taxes	—	—	—	—	—	2,069	—	2,069

Total comprehensive income, net of taxes								3,445
Dividends paid on common stock of $.01 per share	—	—	—	(782)	—	—	—	(782)
Dividends paid on Series A preferred stock $21.66 per share	—	—	—	(615)	—	—	—	(615)
Dividends incurred on Series B preferred stock $12.50 per share	—	—	—	(4,583)	—	—	—	(4,583)
Redemption of Preferred Stock	(98,365)	—	—	(1,635)	—	—	—	(100,000)
Subsidiary preferred stock dividends $0.21 per share	—	—	—	(216)	—	—	—	(216)
Exercise of stock options	—	—	308		110	—	—	418
Repurchase of common shares 18,854	—	—	—	—	(288)	—	—	(288)
Stock-based compensation expense	—	—	(927)	(813)	1,493	—	—	(247)
Accretion of preferred stock discount	400	—	—	(400)	—	—	—	—
Issuance of common stock	—	—	32	(759)	1,233	—	—	506

Balance, March 31, 2010	$324,144	$820	$1,007,153	$699,642	$(159,363)	$(26,320)	$9,641	$1,855,717

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(In thousands)	2010	2009
Operating Activities:
Consolidated net income (loss)	$1,421	$(11,126)
Income (loss) from continuing operations	1,421	(11,126)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Provision for loan losses	43,000	66,000
Deferred tax benefit	(1,554)	(10,423)
Depreciation and amortization	21,966	14,060
Gain on early extinguishment of subordinated notes	—	(4,504)
Stock-based compensation	(247)	2,373
Foreclosed and repossessed asset write-downs	2,061	3,840
Write-down of fixed assets	9	—
Loss on write-down of investments to fair value	3,680	—
Gain on fair value adjustment of direct investments	(694)	—
Net gain on the sale of securities	(4,318)	(4,458)
Net loss on trading securities	—	77
Increase in cash surrender value of life insurance	(1,300)	(2,592)
Net (increase) in loans held for sale	(17,262)	(24,352)
Net (increase) in accrued interest receivable and other assets	(154,026)	(15,414)
Net (decrease) increase in accrued expenses and other liabilities	(2,392)	2,062

Net cash (used for) provided by operating activities	(109,656)	15,543

Investing Activities:
Net decrease in interest-bearing deposits	228,117	2,212
Purchases of available for sale securities	(528,208)	(353,222)
Proceeds from maturities and principal payments of available for sale securities	164,095	47,430
Proceeds from sales of available for sale securities	120,622	402,309
Purchases of held-to-maturity securities	(378,214)	(2,675)
Proceeds from maturities and principal payments of held-to-maturity securities	119,500	95,031
Net decrease in loans	89,448	49,335
Proceeds from sale of foreclosed properties	3,842	3,165
Proceeds from sale of fixed assets	675	—
Purchases of fixed assets	(2,575)	(5,632)

Net cash (used for) provided by investing activities	(182,698)	237,953

Financing Activities:
Net increase in deposits	361,399	809,869
Proceeds from Federal Home Loan Bank advances	243,000	9,329,810
Repayments of Federal Home Loan Bank advances	(213,115)	(9,993,703)
Net (decrease) in securities sold under agreements to repurchase and other short-term debt	(6,489)	(423,639)
Redemption of Preferred Stock	(100,000)	—
Repayment of long-term debt	—	(15,928)
Issuance of Preferred Stock, net of issuance costs	—	(24)
Cash dividends paid to common shareholders	(782)	(529)
Cash dividends paid to preferred shareholders of consolidated affiliate	—	(216)
Cash dividends paid to preferred shareholders	(5,414)	(9,446)
Exercise of stock options	418	—
Common stock issued	506	—
Common stock repurchased	(288)	(36)

Net cash provided by (used for) financing activities	279,235	(303,842)

Net decrease in cash and due from banks	(13,119)	(50,346)
Cash and due from banks at beginning of period	171,184	259,208

Cash and due from banks at end of period	$158,065	$208,862

Supplemental disclosure of cash flow information:
Interest paid	$45,968	$76,798
Income taxes paid	91	790
Noncash investing and financing activities:
Gain on early extinguishment of fair value hedge of subordinated debt	$—	$1,489
Transfer of loans and leases, net to foreclosed properties	7,390	10,331

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

Basis of Presentation. The Condensed Consolidated Financial Statements include the accounts of Webster and all other entities in which Webster has a controlling financial interest (collectively referred to as “Webster” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies Webster follows conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial services industry.

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Subsidiaries of the Company that have issued trust preferred securities are not consolidated.

The Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by accounting GAAP for complete financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2009, included in Webster’s Annual Report on Form 10-K filed with the SEC on March 1, 2010 (the “2009 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Use of Estimates. The preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements. Actual results could differ from those estimates. The allowance for loan losses, the fair values of financial instruments, the deferred tax asset valuation allowance and the status of goodwill evaluation are particularly subject to change.

Earnings Per Share. Earnings per share is computed using the two-class method prescribed under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share. The Company has determined that its outstanding non-vested restricted stock awards are participating securities. Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 11 – Earnings Per Common Share.

Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of Webster’s comprehensive income include the after-tax effect of changes in the net unrealized gain/loss on securities available for sale, non-credit related impairment changes in fair value on securities, amortization of unrealized losses on securities transferred to held to maturity, changes in the net actuarial gain/loss on defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments.

Reclassifications. Certain items in prior financial statements have been reclassified to conform to current presentation.

There have been no other changes to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Recent Accounting Standards

FASB ASC Topic 810, “Consolidation.” As disclosed in the Company’s summary of significant accounting policies in Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual reporting on Form 10-K for the fiscal year ended December 31, 2009, new authoritative accounting guidance under FASB ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under FASB ASC Topic 810 was effective on January 1, 2010 and did not have a significant impact on the Company’s Condensed Consolidated Financial Statements as of the three months ended March 31, 2010.

Additional new authoritative accounting guidance under FASB ASC Topic 810 clarifies the scope related to the accounting and reporting for decreases in ownership of a subsidiary. This related guidance applies to; a subsidiary or group of assets that is a business or nonprofit activity, a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or a joint venture). Additionally, the new authoritative accounting guidance requires expanded disclosures related to valuation techniques used to measure the fair value of any retained investment, nature of any continuing involvement, and whether the transaction that was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party. The forgoing new authoritative accounting guidance under FASB ASC Topic 810 became effective for the Company’s Consolidated Financial Statements for the annual reporting period ended on December 31, 2009 and did not have a significant impact on the Company’s Consolidated Financial Statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FASB ASC Topic 820 became effective for the Company on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities (see Note 13-Fair Value Measurements).

New authoritative accounting guidance under FASB ASC Topic 820 requires additional disclosures relating to Level 1, Level 2, and Level 3 fair value measurements. Specifically, the entity is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reason for the transfer. Additionally, the entity is required to present separately purchases, sales, issuances, and settlements of fair value measurements using significant unobservable inputs (Level 3). In addition, the Company should provide fair value measurement disclosures for each class of assets and liabilities and disclosures for the valuation techniques and inputs used to measure fair value for both recurring and non recurring fair value measurements that fall into Level 2 or Level 3. The new authoritative accounting guidance under FASB ASC Topic 820 is effective for annual reporting periods beginning after December 15, 2009, with the exception of the separate disclosure of purchases, sales, issuances and settlements of fair value measurements using significant unobservable inputs (Level 3) which is effective for the first quarter ended 2011. The Company included the required disclosures for the period ended March 31, 2010 in Note 13 Fair Value Measurements.

FASB ASC Topic 860, “Accounting for Transfers of Financial Assets.” FASB ASC Topic 860, “Accounting for Transfers of Financial Assets,” represents a revision to the provisions of former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to the transferred financial assets. The new authoritative accounting guidance under FASB ASC Topic 860 is to be applied prospectively, with past agreements grandfathered under the previous guidance. The forgoing new authoritative accounting guidance under FASB ASC Topic 860 became effective for the Company’s Consolidated Financial Statements for periods ending after January 1, 2010 and did not have a significant impact on the Company’s Consolidated Financial Statements.

NOTE 2: Investment Securities

The following table presents a summary of the cost, carrying value and fair value of Webster’s investment securities.

	March 31, 2010
	Amortized cost (a)(b)	Recognized in OCI		Carrying value	Not Recognized in OCI		Fair value
(Dollars in thousands)		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200			$200
Agency notes - GSE	130,255	22	(39)	130,238			130,238
Agency collateralized mortgage obligations (“CMOs”) - GSE	719,944	7,246	(724)	726,466			726,466
Pooled trust preferred securities (a)	72,370	2,639	(17,054)	57,955			57,955
Single issuer trust preferred securities	50,731	—	(8,318)	42,413			42,413
Equity securities (b)	6,760	195	(440)	6,515			6,515
Mortgage-backed securities - GSE	1,101,102	33,958	(1,363)	1,133,697			1,133,697
Mortgage-backed securities - Private Label	285,346	5,465	(22,339)	268,472			268,472

Total available for sale	$2,366,708	$49,525	$(50,277)	$2,365,956			$2,365,956

Held to maturity:
Municipal bonds and notes	$675,515			$675,515	$13,372	$(4,449)	$684,438
Agency collateralized mortgage obligations (“CMOs”) - GSE	341,617			341,617	3,140	—	344,757
Mortgage-backed securities - GSE	1,849,588			1,849,588	67,645	(2,849)	1,914,384
Mortgage-backed securities - Private Label	49,203			49,203	212	(36)	49,379

Total held to maturity	$2,915,923			$2,915,923	$84,369	$(7,334)	$2,992,958

Total investment securities	$5,282,631	$49,525	$(50,277)	$5,281,879	$84,369	$(7,334)	$5,358,914

(a)	Amortized cost is net of $47.1 million of credit related other-than-temporary impairments at March 31, 2010.
(b)	Amortized cost is net of $21.7 million of other-than-temporary impairments at March 31, 2010.

	December 31, 2009
	Amortized cost (a)(b)	Recognized in OCI		Carrying value	Not Recognized in OCI		Fair value
(Dollars in thousands)		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200			$200
Agency notes - GSE	130,343	—	(196)	130,147			130,147
Agency collateralized mortgage obligations (“CMOs”) - GSE	320,682	260	(2,085)	318,857			318,857
Pooled trust preferred securities (a)	76,217	5,288	(10,816)	70,689			70,689
Single issuer trust preferred securities	50,692	—	(11,978)	38,714			38,714
Equity securities - financial institutions (b)	6,826	251	(478)	6,599			6,599
Mortgage-backed securities - GSE	1,365,005	45,782	(845)	1,409,942			1,409,942
Mortgage-backed securities - Private Label	178,870	1,113	(29,088)	150,895			150,895

Total available for sale	$2,128,835	$52,694	$(55,486)	$2,126,043			$2,126,043

Held to maturity:
Municipal bonds and notes	$686,495			$686,495	$14,663	$(4,018)	$697,140
Mortgage-backed securities - GSE	1,919,882			1,919,882	55,109	(4,151)	1,970,840
Mortgage-backed securities - Private Label	52,492			52,492		(292)	52,200

Total held to maturity	$2,658,869			$2,658,869	$69,772	$(8,461)	$2,720,180

Total investment securities	$4,787,704	$52,694	$(55,486)	$4,784,912	$69,772	$(8,461)	$4,846,223

(a)	Amortized cost is net of $43.5 million of credit related other-than-temporary impairments at December 31, 2009.
(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at December 31, 2009.

Securities with a carrying value totaling $2.5 billion at March 31, 2010 and $2.2 billion at December 31, 2009 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

The amortized cost and fair value of debt securities at March 31, 2010, by contractual maturity, are set for the below.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$130,455	$130,438	$5,615	$5,619
Due after one year through five years	27,337	27,511	3,053	3,077
Due after five through ten years	49,719	39,097	403,195	421,052
Due after ten years	2,152,437	2,162,395	2,504,060	2,563,210

Totals	$2,359,948	$2,359,441	$2,915,923	$2,992,958

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2010, the Company had $705.0 million of callable securities in its investment portfolio.

At March 31, 2010 and December 31, 2009, the Company had no investments in obligations of individual states, counties, or municipalities, which exceed 10% of shareholders’ equity.

Management evaluates securities for other than temporary impairment (“OTTI”) on a quarterly basis. All securities classified as held to maturity or available for sale that are in an unrealized loss position are evaluated for OTTI. Consideration is given to, among other qualitative factors; current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities. If the Company intends to sell the security or, if it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, the security is written down to fair value and the respective loss is recorded as non-interest expense in the Consolidated Statement of Operations. If the Company does not intend to sell the security and if it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment charge of a debt security is be recognized as a loss in non-interest expense in the consolidated statement of income. The remaining impairment is recorded in OCI. A decline in the value of an equity security that is considered OTTI is recorded as a loss in non-interest expense on the Consolidated Statements of Operations.

The following table provides information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position at March 31, 2010.

		March 31, 2010
	# of Holdings	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Agency notes - GSE	3	$80,151	$(39)	$—	$—	$80,151	$(39)
Agency CMOs - GSE	2	76,002	(724)	—	—	76,002	(724)
Pooled trust preferred securities	9	51,371	(17,054)	—	—	51,371	(17,054)
Single issuer trust preferred securities	9	—		42,413	(8,318)	42,413	(8,318)
Equity securities	14	2,422	(440)	—	—	2,422	(440)
Mortgage-backed securities-GSE	15	222,813	(1,363)	—	—	222,813	(1,363)
Mortgage-backed securities-Private Label	7	39,879	(349)	62,313	(21,990)	102,192	(22,339)

Total available for sale	59	$472,638	$(19,969)	$104,726	$(30,308)	$577,364	$(50,277)

Held-to-maturity:
Municipal bonds and notes	182	$161,427	$(3,277)	$12,888	$(1,173)	$174,315	$(4,450)
Mortgage-backed securities-GSE	4	115,815	(2,849)	—	—	115,815	(2,849)
Mortgage-backed securities-Private Label	1	12,601	(35)	—	—	12,601	(35)

Total held-to-maturity	187	$289,843	$(6,161)	$12,888	$(1,173)	$302,731	$(7,334)

Total investment securities	246	$762,481	$(26,130)	$117,614	$(31,481)	$880,095	$(57,611)

The following table provides information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position at December 31, 2009.

		December 31, 2009
	# of Holdings	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Agency notes - GSE	4	$130,147	$(196)	$—	$—	$130,147	$(196)
Agency CMOs - GSE	4	168,383	(2,085)	—	—	168,383	(2,085)
Pooled trust preferred securities	11	60,154	(10,816)	—	—	60,154	(10,816)
Single issuer trust preferred securities	5	—	—	38,714	(11,978)	38,714	(11,978)
Equity securities - financial institutions	26	969	(134)	2,411	(344)	3,380	(478)
Mortgage-backed securities-GSE	4	40,705	(845)	—	—	40,705	(845)
Mortgage-backed securities-Private Label	8	43,840	(1,118)	56,313	(27,970)	100,153	(29,088)

Total available for sale	62	$444,198	$(15,194)	$97,438	$(40,292)	$541,636	$(55,486)

Held-to-maturity:
Municipal bonds and notes	164	$142,028	$(2,841)	$13,072	$(1,177)	$155,100	$(4,018)
Mortgage-backed securities-GSE	8	314,003	(4,151)	—	—	314,003	(4,151)
Mortgage-backed securities-Private Label	3	52,200	(292)	—	—	52,200	(292)

Total held-to-maturity	175	$508,231	$(7,284)	$13,072	$(1,177)	$521,303	$(8,461)

Total investment securities	237	$952,429	$(22,478)	$110,510	$(41,469)	$1,062,939	$(63,947)

The following summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available for sale portfolio that were other-than-temporarily impaired at March 31, 2010.

Trust Preferred Securities – Pooled Issuers – At March 31, 2010, the fair value of the pooled trust preferred securities was $58.0 million, a decrease of $12.7 million from the fair value of $70.7 million at December 31, 2009. The gross unrealized loss of $17.1 million, at March 31, 2010 is primarily attributable to changes in interest rates including a liquidity spread premium to reflect the inactive and illiquid nature of the trust preferred securities market at this time. For the period ended March 31, 2010, the Company recognized $3.6 million in OTTI for these securities, reflective of assumed reductions in quality of insurance company credit ratings. Non credit related OTTI of $4.5 million on securities not expected to be sold and for which it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis, was recognized in OCI during the three months ended March 31, 2010. The pooled trust preferred portfolio consists of collateralized debt obligations (“CDOs”) containing predominantly bank and insurance collateral that are investment grade and below investment grade. The Company employs an internal CDO model for projection of future cash flows and discounting those cash flows to a net present value. An internal model is used to value the securities due to the continued inactive market and illiquid nature of pooled trust preferreds in the entire capital structure. Each underlying issuer in the pools is rated internally using the latest financial data on each institution, and future deferrals, defaults and losses are then estimated on the basis of continued stress in the financial markets. Further, all current and projected deferrals are not assumed to cure, and all current and projected defaults are assumed to have no recovery value. The resulting net cash flows are then discounted at current market levels for similar types of products that are actively trading. To determine potential OTTI due to credit losses, management compares the amortized cost to the present value of expected cash flows adjusted for deferrals and defaults using the discount margin at time of purchase. Other factors considered include an analysis of excess subordination and temporary interest shortfall coverage. Based on the valuation analysis as of March 31, 2010, management expects to fully recover amortized cost. However, additional interest deferrals, defaults, or ratings changes could result in future OTTI charges.

The following table summarizes pertinent information that was considered by management in evaluating Trust Preferred Securities – Pooled Issuers for OTTI.

Trust Preferred Securities - Pooled Issuers

Deal Name (d)	Class	Amortized Cost (b)	Unrealized		Fair Value	Lowest Credit Ratings as of March 31, 2010 (a)	Total Other-Than- Temporary Impairment thru March 31, 2010	Number of Performing Banks and Insurance Cos. In Issuance	Current Deferrals/ Defaults (As a % of Remaining Collateral)
			Gains	(Losses)
(Dollars in thousands)
Security A	MEZ	$815	$139		$954	C	$(1,866)	26	24.9%
Security B	C	917	500		1,417	CCC	(4,094)	17	9.0
Security D (c)	B	740		(357)	383	CC	(9,073)	60	27.4
Security E	B	2,130		(133)	1,997	C	(7,909)	36	—
Security F-1	C	2,213	2,000		4,213	C	(10,850)	49	—
Security F-2	C	473		(322)	151	C		49	—
Security G (c)	B	2,721		(1,308)	1,413	CC	(4,219)	56	26.9
Security H	B	3,506		(1,325)	2,181	B	(326)	29	—
Security I	B	4,481		(1,694)	2,787	B	(345)	17	9.0
Security J	B	5,243		(2,106)	3,137	B	(806)	31	4.2
Security K (c)	A	7,303		(1,428)	5,875	B	(2,040)	53	31.0
Security L	B	8,784		(3,409)	5,375	B	(793)	24	5.8
Security M (c)	A	8,571		(1,442)	7,129	D	(3,680)	91	—
Security N	A	24,473		(3,530)	20,943	AA	(1,104)	31	4.2

		$72,370	$2,639	$(17,054)	$57,955		$(47,105)

(a)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(b)	For the securities deemed impaired, the amortized cost reflects previous OTTI recognized in earnings.
(c)	OTTI of $3.6 million was recognized on these 4 securities during the three months ended March 31, 2010.
(d)	Security C was sold during the fourth quarter of 2009.

Based on the review of qualitative and quantitative factors, the remaining securities were not deemed to be other-than-temporarily impaired at March 31, 2010. The Company does not intend to sell these investments and has determined, based upon available evidence that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost.

Trust Preferred Securities – Single Issuers – At March 31, 2010, the fair value of the single issuer trust preferred portfolio was $42.4 million, an increase of $3.7 million from the fair value of $38.7 million at December 31, 2009. The increase in fair value is directly related to the favorable improvement in the credit spreads of these securities. The single issuer portfolio consists of five investments issued by three large cap, money center financial institutions. During the three months ended March 31, 2010, two issuers were downgraded. However, impairment was not warranted due to the issuers’ continued ability to service their debt and indications of stabilization in their capital structures.

The following table summarizes pertinent information that was considered by management in determining if OTTI existed within the single issuer trust preferred securities portfolio in the current reporting period.

Trust Preferred Securities - Single Issuers

Deal Name (a)	Amortized Cost (a)	Unrealized Losses	Fair Value	Lowest Credit Ratings as of March 31, 2010	Total Other-Than- Temporary Impairment thru March 31, 2010
(Dollars in thousands)
Security B	$6,788	$(1,531)	$5,257	BB	$—
Security C	8,558	(953)	7,605	BBB
Security D	9,540	(2,015)	7,525	BB	—
Security E	11,634	(1,616)	10,018	BBB	—
Security F	14,211	(2,203)	12,008	BBB	—

	$50,731	$(8,318)	$42,413		$—

(a)	Security A was sold during fourth quarter of 2009.

Based on the review of the qualitative and quantitative factors presented above, these securities were not deemed to be other-than-temporarily impaired at March 31, 2010 as the Company does not intend to sell these investments and has determined, based upon available evidence that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost.

Agency notes – GSE – The unrealized losses on the Company’s investment in agency notes decreased to $39 thousand at March 31, 2010 from $196 thousand at December 31, 2009. The contractual cash flows for these investments are performing as expected. As the decline in market value is attributable to cumulative changes in interest rates and not due to underlying credit deterioration, management does not have the intent to sell the securities, and based upon available evidence it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Agency CMOs – GSE – The unrealized loss on the Company’s investment in agency CMOs decreased to $0.7 million at March 31, 2010 from $2.1 million at December 31, 2009. The contractual cash flows for these investments are performing as expected. As the decline in market value is attributable to cumulative changes in interest rates and not due to underlying credit deterioration, management does not have the intent to sell the securities, and based upon available evidence it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Equity securities – The unrealized losses on the Company’s investment in equity securities decreased to $0.4 million at March 31, 2010 from $0.5 million at December 31, 2009. This portfolio consists primarily of investments in the common stock of small capitalization financial institutions based in New England ($4.8 million of the total fair value) and auction rate preferred securities ($1.7 million of the total fair value at March 31, 2010). When estimating the recovery period for equity securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Company determined its holdings of equity securities were not deemed to be other-than-temporarily impaired at March 31, 2010.

Mortgage-backed securities – GSE – The unrealized losses on the Company’s investment in residential mortgage-backed securities issued by the GSEs increased to $1.4 million at March 31, 2010 from $0.8 million at December 31, 2009. The contractual cash flows for these investments are performing as expected with the exception of unexpected principal prepayments resulting from GSE policy changes regarding the treatment of defaulted loans. As the decline in market value is attributable to cumulative changes in interest rates and GSE policy changes and not due to underlying credit deterioration, and because management does not have the intent to sell the securities, and based upon available evidence it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Mortgage-backed securities – Private Label – The unrealized losses on the Company’s investment in commercial mortgage-backed securities issued by entities other than GSEs decreased to $22.3 million at March 31, 2010 from $29.1 million at December 31, 2009. This decrease is primarily the result of improvement in credit spreads in 2010 compared to 2009. The contractual cash flows for these investments are performing as expected. As the decline in market value is attributable to cumulative changes in interest rates and not due to underlying credit deterioration, and because management does not have the intent to sell the securities, and based upon available evidence it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

The following summarizes by investment security type the basis for the conclusion that the applicable investment securities within the Company’s held-to-maturity portfolio were not other-than-temporarily impaired at March 31, 2010:

Municipal bonds and notes – The unrealized losses on the Company’s investment in municipal bonds and notes increased to $4.4 million at March 31, 2010 from $4.0 million at December 31, 2009. This increase is primarily the result of interest rate changes in 2010 compared to 2009. These securities are primarily insured AA and A rated general obligation bonds with stable ratings. The Company does not intend to sell these investments and has determined, based upon available evidence, it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost, therefore the Company has determined that these investments were not other-than-temporarily impaired at March 31, 2010.

Mortgage-backed securities – GSE – The unrealized losses on the Company’s investment in residential mortgage-backed securities issued by the GSEs was $2.8 million at March 31, 2010 a decrease of $1.4 million as compared to $4.2 million at December 31, 2009. The contractual cash flows for these investments are performing as expected with the exception of unexpected principal prepayments resulting from GSE policy changes regarding the treatment of defaulted loans. As the increase in market value is attributable to cumulative changes in interest rates versus underlying credit deterioration, and because management does not have the intent to sell the securities and based upon available evidence, it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Mortgage-backed securities – Private Label – The unrealized losses on the Company’s investment in residential mortgage-backed securities issued by entities other than GSEs decreased to $36 thousand at March 31, 2010 from $0.3 million at December 31, 2009. These securities carry AAA ratings and are currently performing as expected. The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost and therefore the Company has determined that these investments were not other-than-temporarily impaired at March 31, 2010.

There were no significant credit downgrades on held-to-maturity securities during the three months ended March 31, 2010, which are currently performing as anticipated. Management expects that recovery of these temporarily impaired securities will occur over the weighted-average estimated remaining life of these securities.

For the three months ended March 31, 2010 and 2009, proceeds from sale of available for sale securities were $120.7 million and $402.3 million, respectively. Gross gains and losses realized from the sale of available for sale securities was $4.3 million and $0.0 million and $5.9 million and $1.4 million, respectively, for the three months ended March 31, 2010 and 2009. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

The following tables summarize the impact of net realized gains and losses on sales of securities and the impact of the recognition of other-than-temporary impairments for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
	2010				2009
(In thousands)	Gains	Losses	OTTI Charges	Net	Gains	Losses	OTTI Charges	Net
Trading securities:
Municipal bonds and notes	$—	$—	$—	$—	$—	$(1)	$—	$(1)
Other	—	—	—	—	—	—	—	—

Total trading	—	—	—	—	—	(1)	—	(1)

Available for sale:
Agency notes - GSE	—	—	—	—	—	—	—	—
Single issuer trust preferred securities	—	—	—	—	—	—	—	—
Pooled trust preferred securities	—	—	(3,613)	(3,613)	—	—	—	—
Equity securities	—	—	(67)	(67)	206	(1,444)	—	(1,238)
Mortgage-backed securities	4,318	—	—	4,318	5,696	—	—	5,696

Total available for sale	4,318	—	(3,680)	638	5,902	(1,444)	—	4,458

Total	$4,318	$—	$(3,680)	$638	$5,902	$(1,445)	$—	$4,457

The following is a roll forward of the amount of credit related OTTI recognized in earnings for the three months ended March 31, 2010:

(In thousands)	Three months ended March 31, 2010
Balance of credit related OTTI, beginning of year	$43,492
Additions for credit related OTTI not previously recognized (a)	3,613
Reduction for securities sold	—
Reduction for non-credit related OTTI previously recognized when there is no intent and/or requirement to sell before recovery of the amortized cost basis	—

Subtotal of net additions (reductions)	3,613

Balance of credit-related OTTI end of period	$47,105

(a)	The $3.6 million addition to credit-related OTTI is primarily the result of assumed reductions in the quality of insurance company credit ratings.

To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record impairment charges for other-than-temporary impairment in future periods.

In addition to investment securities, the Company carries investments in private equity funds. These investments, which totaled $13.0 million at March 31, 2010, are included in other assets in the Condensed Consolidated Balance Sheet. The Company recognized a $0.7 million gain, net of OTTI charges, on these investments during the three months ended March 31, 2010. This amount is included in other non-interest income on the Condensed Consolidated Statement of Operations.

NOTE 3: Loans, Net

A summary of loans, net follows:

	At March 31, 2010		At December 31, 2009
(In thousands)	Amount	%	Amount	%
Residential mortgage loans:
1-4 family	$2,821,892	25.9	$2,825,938	25.6
Permanent-NCLC	32,578	0.3	36,790	0.3
Construction	28,376	0.2	27,408	0.2
Liquidating portfolio-construction loans	3,309	0.1	4,817	0.1

Total residential mortgage loans	2,886,155	26.5	2,894,953	26.2

Consumer loans:
Home equity loans	2,694,469	24.7	2,745,154	24.9
Liquidating portfolio-home equity loans	207,258	1.9	219,125	2.0
Other consumer	28,150	0.3	27,590	0.2

Total consumer loans	2,929,877	26.9	2,991,869	27.1

Commercial loans:
Commercial non-mortgage	1,539,200	14.1	1,505,181	13.6
Asset-based loans	504,175	4.6	527,187	4.8
Equipment financing	836,494	7.7	886,892	8.1

Total commercial loans	2,879,869	26.4	2,919,260	26.5

Commercial real estate:
Commercial real estate	1,925,664	17.7	1,921,685	17.4
Commercial construction	132,404	1.2	148,173	1.3
Residential development	97,455	0.9	114,586	1.1

Total commercial real estate	2,155,523	19.8	2,184,444	19.8

Net unamortized premiums	11,958	0.1	12,512	0.1
Net deferred costs	33,138	0.3	33,671	0.3

Total unamortized premiums and deferred costs	45,096	0.4	46,183	0.4

Total loans	10,896,520	100.0	11,036,709	100.0

Less: allowance for loan losses	(343,871)		(341,184)

Loans, net	$10,552,649		$10,695,525

A majority of mortgage loans are secured by real estate in the State of Connecticut. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio is dependent on economic and market conditions in Connecticut.

Loans totaling $3.9 billion at March 31, 2010 and $4.1 billion at December 31, 2009 were pledged as collateral for borrowings, as required or permitted by law.

Non-Performing Loans. Accrual of interest is discontinued if the loan is placed on nonaccrual status. Residential real estate and consumer loans are placed on nonaccrual status at 90 days past due. All commercial loans are subject to a detailed review by the Company’s credit risk team when 90 days past due and a specific determination is made to put a loan on non-accrual status. When a loan is transferred to nonaccrual status, unpaid accrued interest is reversed and charged against interest income. Interest on loans that are more than 90 days past due, as well as certain other loans as determined by management, is no longer accrued and all previously accrued and unpaid interest is charged to interest income. Nonaccrual loans totaled $348.8 million and $373.0 million at March 31, 2010 and December 31, 2009, respectively. Interest on nonaccrual loans that would have been recorded as additional interest income for the three months ended March 31, 2010 and 2009 had the loans been current in accordance with their original terms totaled $6.9 million and $6.1 million, respectively.

Impaired Loans. Webster individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement for impairment based on the fair value of expected cash flows or collateral. At March 31, 2010, impaired loans totaled $434.5 million, including loans with specific reserves of $166.7 million. At December 31, 2009, impaired loans totaled $401.2 million, including loans with specific reserves of $118.5 million. The increase in impaired loans is primarily related to the restructuring of $35.1 million of commercial real estate loans and Webster’s continued participation in the mortgage assistance program.

The following table summarizes impaired loans for the periods presented:

	March 31, 2010			December 31, 2009
(In thousands)	With Specific Reserves	Without Reserves	Total	With Specific Reserves	Without Reserves	Total
Loans impaired and still accruing
Residential	$18,255	$—	$18,255	$11,496	$2,732	$14,228
Equipment financing	2,628	248	2,876	1,454	—	1,454
Consumer	2,220	201	2,421	764	759	1,523
Commercial	72,527	114,712	187,239	22,305	138,391	160,696

Total loans impaired and still accruing	$95,630	$115,161	$210,791	$36,019	$141,882	$177,901

Loans impaired and not accruing
Residential	$16,007	$38,827	$54,834	$23,834	$28,147	$51,981
Equipment financing	2,857	20,052	22,909	739	17,190	17,929
Consumer	2,312	13,164	15,476	4,041	9,976	14,017
Commercial	49,900	80,619	130,519	53,847	85,524	139,371

Total loans impaired and not accruing	$71,076	$152,662	$223,738	$82,461	$140,837	$223,298

Total impaired loans	$166,706	$267,823	$434,529	$118,480	$282,719	$401,199

The average recorded investment in impaired loans was $417.9 million and $302.3 million at March 31, 2010 and December 31, 2009, respectively.

Troubled Debt Restructures. A loan whose terms have been modified due to the financial difficulties of a borrower is reported by Webster as a troubled debt restructure (“TDR”). All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. TDRs are by definition impaired loans and have been reported within the impaired loan categories in the preceding table. In accordance with Webster’s credit risk policy, loans or portions of loans are charged off against the allowance for loan losses when deemed by management to be uncollectible. For the three months ended March 31, 2010, Webster charged off $1.9 million for the portion of TDRs deemed to be uncollectible. For the three months ended March 31, 2009 there were no charge-offs on TDRs. At March 31, 2010, there were no commitments to lend any additional funds to debtors in troubled debt restructurings.

At March 31, 2010 and December 31, 2009, total troubled debt restructurings approximated $201.5 million and $190.6 million, respectively as follows:

(In thousands)	March 31, 2010	December 31, 2009
Residential	$36,788	$59,438
Equipment financing	8,996	9,611
Consumer	7,127	12,453
Commercial	148,572	109,139

Total	$201,483	$190,641

Allowance for loan losses. The following table provides detail of activity in the Company’s allowance for loan losses for the three months ended March 31:

	Three months ended March 31,
(In thousands)	2010	2009
Continuing portfolio:
Balance at beginning of period	$287,784	$191,426
Provision	34,821	53,834
Charge-offs:
Residential	(4,455)	(2,964)
Consumer	(9,896)	(6,541)
Commercial (a)	(14,208)	(10,605)
Residential development	(5,131)	(48)

Total charge-offs - continuing portfolio	(33,690)	(20,158)

Recoveries	2,256	1,460

Net charge-offs - continuing portfolio	(31,434)	(18,698)

Ending balance - continuing portfolio	$291,171	$226,562

Liquidating portfolio:
Balance at beginning of period	$53,400	$43,903
Provision	8,179	11,866
Charge-offs:
NCLC	(70)	(2,086)
Consumer (home equity)	(9,315)	(9,911)

Total charge-offs - liquidating portfolio	(9,385)	(11,997)

Recoveries	506	595

Net charge-offs - liquidating portfolio	(8,879)	(11,402)

Ending balance - liquidating portfolio	52,700	44,367

Ending balance - allowance for loan losses	$343,871	$270,929

(a)	All Small Business loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.

NOTE 4: Goodwill and Other Intangible Assets

The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization:

(In thousands)	March 31, 2010	December 31, 2009
Balances not subject to amortization:
Goodwill	$529,887	$529,887

Balances subject to amortization:
Core deposit intangibles	25,468	26,865

Total goodwill and other intangible assets	$555,355	$556,752

Goodwill is allocated to Webster’s business segments as follows:

(In thousands)	March 31, 2010	December 31, 2009
Retail Banking	$516,560	$516,560
Other	13,327	13,327

Total	$529,887	$529,887

No impairment losses on goodwill or other intangible assets were incurred during the three months ended March 31, 2010.

Amortization of intangible assets for the three months ended March 31, 2010, totaled $1.4 million. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any future impairment or change in estimated useful lives, is summarized below for each of the next five years and thereafter.

(In thousands)
For years ending December 31,
2010	$5,588
2011	5,588
2012	5,420
2013	4,918
2014	2,685
Thereafter	2,666

NOTE 5: Deposits

A summary of deposit types follows:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits
Demand	$1,662,122	11.9%	$1,664,958	12.2%
NOW	2,127,530	15.2	2,244,347	16.5
Money market	2,384,297	17.0	1,991,423	14.6
Savings	3,372,260	24.1	3,146,603	23.1
Health savings accounts	782,207	5.6	668,163	4.9
Certificates of deposit	3,613,735	25.8	3,830,865	28.1
Brokered deposits	51,375	0.4	85,768	0.6

Total	$13,993,526	100.0%	$13,632,127	100.0%

Interest expense on deposits is summarized as follows:

	Three months ended March 31,
(In thousands)	2010	2009
NOW	$1,273	$547
Money market	4,069	5,676
Savings	6,285	6,815
Health savings accounts	2,251	2,673
Certificates of deposit	17,651	35,557
Brokered deposits	422	1,640

Total	$31,951	$52,908

The scheduled maturities of time deposits (in thousands) at March 31, 2010 are as follows:

(In thousands)
Maturing in the years ending December 31:
2010	$2,538,633
2011	620,261
2012	110,438
2013	225,779
2014	104,394
Thereafter	65,605

Total	$3,665,110

NOTE 6: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank are summarized as follows:

	March 31, 2010		December 31, 2009
(In thousands)	Total Outstanding	Callable	Total Outstanding	Callable
Fixed Rate:
4.16 % to 4.95 % due in 2010	$115,000	$115,000	$135,015	$135,000
3.19 % to 6.60 % due in 2011	100,331	—	100,404	—
4.00 % to 4.00 % due in 2012	51,400	—	51,400	—
0.28 % to 5.49 % due in 2013	299,000	49,000	249,000	49,000
0.00 % to 6.00 % due after 2014	5,972	—	6,000	—

	571,703	164,000	541,819	184,000
Unamortized premiums	1,693	—	1,898	—
Hedge accounting adjustments	982	—	934	—

Total advances	$574,378	$164,000	$544,651	$184,000

Webster Bank had additional borrowing capacity from the FHLB of approximately $1.6 billion and $1.9 billion at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009, investment securities were not fully utilized as collateral, and had all securities been used for collateral, Webster Bank would have had additional borrowing capacity of approximately $2.3 billion and $1.7 billion, respectively. At March 31, 2010 and December 31, 2009, Webster Bank was in compliance with FHLB collateral requirements.

NOTE 7: Securities Sold Under Agreements to Repurchase and Other Short-term Debt

The following table summarizes securities sold under agreements to repurchase and other short-term borrowings:

(In thousands)	March 31, 2010	December 31, 2009
Securities sold under agreements to repurchase	$839,994	$843,096
Treasury tax and loan	9,162	12,550

	849,156	855,646
Unamortized premiums	720	1,200

Total	$849,876	$856,846

The following table sets forth certain information concerning short-term repurchase agreements (with original maturities of one year or less):

(Dollars in thousands)	March 31, 2010	December 31, 2009
Average amount outstanding during the quarter	$273,992	$279,800
Amount outstanding at end of quarter	366,993	270,096
Highest month end balance during quarter	366,993	286,492
Weighted-average interest rate at end of quarter	0.36%	0.41%
Weighted-average interest rate during the quarter	0.40%	0.43%

NOTE 8: Long-Term Debt

Long-term debt consists of the following:

(In thousands)	March 31, 2010	December 31, 2009
Subordinated notes (due January 2013)	$177,480	$177,480
Senior notes (due April 2014)	150,000	150,000
Junior subordinated debt to related capital trusts (due 2027-2037):
Webster Capital Trust IV	136,070	136,070
Webster Statutory Trust I	77,320	77,320
People’s Bancshares Capital Trust II	10,309	10,309
Eastern Wisconsin Bancshares Capital Trust II	2,070	2,070
NewMil Statutory Trust I	10,310	10,310

	563,559	563,559
Unamortized premiums, net	(121)	(360)
Hedge accounting adjustments	25,102	25,220

Total long-term debt	$588,540	$588,419

NOTE 9: Preferred Stock

On February 26, 2010 Webster received approval to repurchase $100 million of its Series B preferred stock that was issued to the U.S. Department of Treasury under its Capital Repurchase Program. Webster’s redemption of the preferred stock was not subject to any additional conditions or stipulations from the Treasury Department, including the issuance of additional capital. The repurchase occurred on March 3, 2010 and required the acceleration of $1.6 million of the unamortized discount related to the redeemed shares.

NOTE 10: Regulatory Matters

Capital adequacy guidelines issued by the federal banking agencies require Webster and Webster Bank to maintain certain minimum ratios, as set forth below. Failure to meet capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financials. At March 31, 2010, Webster and Webster Bank, were deemed to be “well capitalized” under regulatory capital adequacy standards.

The following table provides information on the capital ratios for Webster and Webster Bank:

	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2010
Webster Financial Corporation
Total risk-based capital	$1,730,378	14.4%	$963,047	8.0%	$1,203,808	10.0%
Tier 1 capital	1,506,401	12.5	481,523	4.0	722,285	6.0
Tier 1 leverage capital ratio	1,506,401	8.7	690,214	4.0	862,767	5.0
Webster Bank, N.A.
Total risk-based capital	$1,600,960	13.3%	$960,457	8.0%	$1,200,572	10.0%
Tier 1 capital	1,377,383	11.5	480,229	4.0	720,343	6.0
Tier 1 leverage capital ratio	1,377,383	8.0	688,967	4.0	861,209	5.0

At December 31, 2009
Webster Financial Corporation
Total risk-based capital	$1,866,459	15.4%	$969,512	8.0%	$1,211,890	10.0%
Tier 1 capital	1,606,018	13.3	484,756	4.0	727,134	6.0
Tier 1 leverage capital ratio	1,606,018	9.4	682,980	4.0	853,726	5.0
Webster Bank, N.A.
Total risk-based capital	$1,525,481	12.6%	$967,002	8.0%	$1,208,753	10.0%
Tier 1 capital	1,265,427	10.5	483,501	4.0	725,252	6.0
Tier 1 leverage capital ratio	1,265,427	7.5	679,615	4.0	849,519	5.0

In the first quarter of 2010 the Company downstreamed $100 million from Webster to Webster Bank to improve its overall capital position; which also had the effect of increasing the bank-level leverage and total capital ratios. Starting June 30, 2010, Webster Bank, N.A. will be subject to individual minimum capital ratios. Webster Bank, N.A. will be required to maintain a Tier 1 leverage ratio of at least 7.5% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk weighted assets. The Bank currently exceeds these requirements at March 31, 2010.

NOTE 11: Earnings Per Common Share

The following table presents the components of the total weighted average shares available for allocation of undistributed income for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
(In thousands)	2010	2009
Weighted average common stock outstanding	77,922	52,102
Weighted average unvested participating securities	430	371

Weighted average shares available for allocation of undistributed income	78,352	52,473
Less: weighted average unvested participating securities not contractually obligated to fund undistributed losses	(430)	(371)

Weighted average basic shares outstanding	77,922	52,102
Add: dilutive effects of preferred stock conversion	—	—
Add: dilutive effects of stock-based compensation	—	—

Weighted average dilutive shares outstanding	77,922	52,102

For the three months ended March 31, 2010 and 2009, Webster reported a loss available to common shareholders. The unvested participating securities were not contractually obligated to fund the undistributed loss nor was the contractual redemption amount of the unvested participating securities reduced as a result of the undistributed losses. As a result, the full amount of the undistributed loss from was allocated to the common shareholders for the computation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009.

The following table presents undistributed and distributed earnings (losses) allocated to common shareholders:

	For three months ended March 31,
(In thousands)	2010	2009
Net (loss) income applicable to common shareholders	$(6,069)	$(21,557)
Less: (loss) income from discontinued operations, net of tax	—	—

(Loss) income from continuing operations applicable to common shareholders	(6,069)	(21,557)
Less:
Dividends paid - common shareholders	$779	$521
Dividends paid - participating shares	3	6

Losses undistributed to common shareholders	$(6,851)	$(22,084)

(Loss) income from continuing operations available to common shareholders
Distributed earnings to common shareholders	$779	$521
Allocation of undistributed losses to common shareholders	(6,851)	(22,084)

Loss from continuing operations available to common shareholders	$(6,072)	$(21,563)

The following table provides the calculation of basic and diluted earnings per common share from continuing and discontinued operations:

	For three months ended March 31,
(In thousands except per share information)	2010	2009
Basic:
Loss from continuing operations available to common shareholders	$(6,072)	$(21,563)
Shares outstanding (average)	77,922	52,102

Basic loss per common share from continuing operations	$(0.08)	$(0.41)

Basic loss per common share	$(0.08)	$(0.41)

Diluted:
Loss from continuing operations available to common shareholders	$(6,072)	$(21,563)
Diluted loss from continuing operations available to common shareholders	(6,072)	(21,563)
Diluted shares (average)	77,922	52,102

Diluted loss per common share from continuing operations	$(0.08)	$(0.41)

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

	Three months ended March 31,
(In thousands)	2010	2009
Non-participating stock options	917	—

Stock Options

Options to purchase 2.4 million and 2.3 million shares for the three months ended March 31, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per share because the options’ exercise price was greater than the average market price of the shares for the respective periods.

Restricted Stock

Non-participating restricted stock awards of 150,830 and 177,426 for the three months ended March 31, 2010 and 2009, respectively, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and therefore were excluded from the calculation of diluted earnings per share for the respective periods.

Series A Preferred Stock

The Series A Preferred Stock at March 31, 2010 and 2009 represent potential common stock of 1.1 million and 4.1 million, respectively. The affect of the potential common stock associated with the Series A Preferred Stock was deemed to be anti-dilutive and therefore was excluded from the calculation of diluted earnings per share for the three months ended March 31, 2010 and 2009.

Warrants – Series A1 and A2

The Series A1 and A2 warrants to purchase an aggregate 8.6 million shares of common stock issued in connection with the Warburg investment was excluded from the calculation of diluted earnings per share because of the net loss available to common shareholders for the three months ended March 31, 2010.

Warrant – U.S. Treasury

The warrant to purchase an aggregate 3.3 million shares of common stock issued in connection with the Series B Preferred Stock on November 21, 2008 was also excluded from the calculation of diluted earnings per share because the exercise price of $18.28 per share was greater than the average market price of Webster’s common stock for the three months ended March 31, 2010 and 2009.

NOTE 12: Derivative Financial Instruments

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

During April 2008, the Company entered into an interest rate swap contract on an FHLB advance with a total notional amount of $100 million. The interest rate swap contract was designated as a cash flow hedge with the objective of making the quarterly interest payments fixed on the Company’s variable-rate (three month LIBOR plus a margin of three basis points) FHLB advance made on April 2008 and ending in April 2013 from the risk of variability of those payments resulting from changes in the three month LIBOR interest rate. On April 30, 2009 the cash flow swap contract for the FHLB advance was terminated. At the time of termination, the swap had an unrealized loss of $5.9 million, which will be amortized over the remaining life of the advance. Approximately $0.4 million of the gain has been reclassified into earnings in the three months ended March 31, 2010.

On June 15, 2007, Webster terminated an interest rate swap entered to hedge the forecasted issuance of the Trust Securities which qualified for cash flow hedge accounting. The $2.7 million termination gain was deferred and is being amortized from accumulated other comprehensive income (loss) and recorded to interest expense over ten years, which represents the fixed rate term of the Junior Subordinated Notes. The effect of this transaction reduces the net cost of the Trust Securities to 7.5% through June 15, 2017. Approximately $45 thousand of the gain has been reclassified into earnings in the three months ended March 31, 2010.

In 2003, Webster entered into a futures derivative contract, which qualified for cash flow hedge accounting to hedge the forecasted issuance of the Subordinated Notes. Upon issuance of the Subordinated Notes, the futures contract was terminated resulting in the realization of a $1.7 million gain which was deferred and is being amortized into interest expense over the life of the subordinated notes. In connection with the fixed price cash tender offer of Webster Bank’s outstanding 5.875% Subordinated Notes due in 2013, described below, Webster recognized approximately $72 thousand of the deferred gain for the portion of the Subordinated Notes tendered in 2009. Approximately $38 thousand of the remaining gain has been reclassified into earnings in the three months ended March 31, 2010.

During March 2010, Webster entered into a $100 million forward settle interest rate swap which qualifies for cash flow hedge accounting to protect against adverse fluctuations in interest rates by reducing the exposure to variability in cash flows relating to interest payments on a forecasted issuance of $ 100 million short term 3-year debt. The forecasted debt borrowing is expected to occur between February 1, 2011 and June 1, 2011.

Also during March 2010, Webster entered into a $100 million interest rate swap designated as a cash flow hedge of a variable rate FHLB advance maturing on April 29, 2013. The interest rate swap effectively fixes the interest payments on $100 million of 3-month LIBOR indexed variable rate debt at 1.85375%.

The table below presents the fair value of Webster’s derivative financial instruments designated as cash flow hedges as well as their classification on the Condensed Consolidated Balance Sheet as of March 31, 2010.

	Consolidated		March 31, 2010
(In thousands)	Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of cash flow:
Interest rate swap on FHLB advances	Other assets	1	$100,000	$62
Forward settle interest rate swap on anticpated debt	Other liabilities	1	100,000	(77)

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

The table below presents the fair value of Webster’s derivative financial instruments designated as fair value hedges as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009.

	Consolidated		March 31, 2010			December 31, 2009
(In thousands)	Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of fair value:
Interest rate swaps on subordinated notes	Other assets	—	$—	$—	2	$175,000	$11,262
Interest rate swap on FHLB advances	Other assets	1	100,000	463	1	100,000	350

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Webster includes the gain or loss from the period end mark to market (“MTM”) adjustments on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. The impact of derivative net settlements, hedge ineffectiveness, basis amortization adjustments and amortization of deferred hedge terminations are also recognized in earnings. The net impact on interest expense related to fair value hedges for the three months ended March 31, 2010 and 2009 is presented below:

	Three months ended March 31,
	2010				2009
	Interest (Income) Expense	MTM (Gain) Loss	Realized Deferred (Gain) Loss	Net Impact	Interest (Income) Expense	MTM (Gain) Loss	Realized Deferred (Gain) Loss	Net Impact
Impact reported as a (reduction of) increase in interest expense on borrowings
Interest rate swaps on senior notes	$—	$—	$(799)	$(799)	$(1,102)	$—	$—	$(1,102)
Interest rate swaps on subordinated debt	(497)	(94)	(728)	(1,319)	(1,137)	—	—	(1,137)
Interest rate swaps on FHLB advances	(185)	(41)	(24)	(250)	457	—	—	457

Net impact on interest expense on borrowings	$(682)	$(135)	$(1,551)	$(2,368)	$(1,782)	$—	$—	$(1,782)

On March 10, 2009, the Company announced the commencement of a fixed price cash tender offer, which expired on March 18, 2009, for any and all of Webster Bank’s outstanding 5.875% Subordinated Notes due in 2013. In connection with the tender offer, the Company terminated $25 million of the fair value hedge associated with the subordinated notes. The termination of that portion of the swap resulted in a net gain of $1.9 million. The pro-rata share of the gain not directly related to the debt redemption was $188,480 which was deferred and is being amortized over the remaining life of the subordinated notes. Approximately $12 thousand of the gain was recognized into earnings in the three months ended March 31, 2010.

On December 8, 2009, Webster terminated an interest rate swap fair value hedge against a $100 million 4.99% FHLB advance due August 2010. The FHLB advance was restructured into a new 3.21% $100 million advance due 2013. The new advance qualifies as a modification versus debt extinguishment in accordance with FASB ASC Topic 470, “Debt”. The $389 thousand swap termination gain was deferred and is being amortized over 4 years or the life of the modified FHLB advance due December 9, 2013. $24 thousand of the gain was recognized into earnings in the three months ended March 31, 2010.

In December 2009, Webster terminated the fair value hedge of the outstanding $150 million Senior Notes 5.125% debt due April 15, 2014. The interest rate swap was terminated in two transactions for $75 million each with a total gain of $14 million. The gain will be deferred and amortized over the remaining life of the Senior Notes until April 15, 2014. $0.8 million of the gain was recognized into earnings in the three months ended March 31, 2010.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage Webster’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, “Derivatives and Hedging”. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2010 and December 31, 2009, Webster had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

	Consolidated		March 31, 2010			December 31, 2009
(In thousands)	Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Customer position:
Commercial loan interest rate swaps	Other assets	89	$431,082	$30,348	89	$432,325	$28,544
Commercial loan interest rate swaps	Other liabilities	2	8,082	(62)	3	15,064	(247)
Commercial loan interest rate swaps with floors	Other assets	12	27,939	844	10	21,093	528
Commercial loan interest rate caps	Other liabilities	4	16,324	(164)	4	16,710	(284)
Webster position:
Commercial loan interest rate swaps	Other liabilities	86	422,593	(28,269)	85	429,314	(26,370)
Commercial loan interest rate swaps	Other liabilities	4	16,530	204	6	18,036	423
Commercial loan interest rate swaps with floors	Other liabilities	11	27,194	(397)	6	12,129	(259)
Commercial loan interest rate swaps with floors	Other liabilities	1	745	8	4	8,964	43
Commercial loan interest rate caps	Other liabilities	4	16,324	164	4	16,710	284

Webster reported the changes in the fair value of derivatives not designated in hedging relationships as a component of other non-interest income in the accompanying condensed consolidated statements of operations as follows for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
	2010			2009
	Interest Income (Expense)	MTM Gain (Loss)	Net Interest Income (Expense)	Interest Income (Expense)	MTM Gain (Loss)	Net Interest Income (Expense)
Impact reported in other non-interest income
Visa Swap	$—	$—	$—	$—	$—	$—
Commercial loan interest rate derivatives, net	175	15	190	162	172	334

Net impact on other non-interest income	$175	$15	$190	$162	$172	$334

The weighted average rates paid and received for interest rate swaps outstanding at March 31, 2010 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge interest rate swaps on FHLB advances	2.4488	3.1900
Cash flow hedge interest rate swaps on FHLB advances	1.8538	0.3209
Non-hedging interest rate swaps	2.0994	2.1743

The weighted-average strike rates for interest rate caps and floors outstanding at March 31, 2010 were as follows:

Strike Rate
Non-hedging commercial loan interest rate caps	4.94%
Non-hedging commercial loan interest rate floors (embedded in interest rate swaps)	0.97

Mortgage Banking Derivatives. Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At March 31, 2010, outstanding rate locks totaled approximately $14.5 million and the outstanding commitments to sell residential mortgage loans totaled approximately $36.0 million. Forward sales, which include mandatory forward commitments of approximately $35.0 million at March 31, 2010, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings. As of March 31, 2010, the fair value of interest rate locked loan commitments and forward sales commitments totaled $(214,313) and were recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheets. As of December 31, 2009, the fair value of interest rate locked loan commitments and forward sales commitments totaled $168,138 and were recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheets.

Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Company simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not material at March 31, 2010 and December 31, 2009.

Futures Contracts. On March 30, 2010, to hedge against a rise in short term rates over the next twelve months, Webster entered into a short-selling of a one year strip of Fed funds future contracts. This transaction is designed to work in conjunction with floating rate assets with interest rate floors which will not be affected if there is an increase in short-term interest rates. The contracts will be reflected as trading assets on the balance sheet and as non-interest income on the income statement. During the three months ended March 31, 2010, the Company recognized $152,000 in losses.

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers’ and institutions’ derivative counterparties and their ability to meet contractual terms. The Company has Master ISDA agreements including the Credit Support Annex with each of its derivative counterparties. Under these agreements daily net exposure in excess of our negotiated threshold is secured by posted collateral. In accordance with Webster policies, in order to conduct business with Webster, institutional counterparties must have an investment grade credit rating and be approved by the Company’s Chief Credit Risk Officer. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty for the amounts up to the established threshold for collateralization. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Company’s credit exposure relating to interest rate swaps with bank customers was approximately $31.2 million at March 31, 2010. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was approximately $20 million at March 31, 2010. The company has adopted a zero threshold with the majority of its upstream financial institution counterparties thus the credit exposure represents collateral held at those institutions. Collateral levels for upstream financial institution counterparties are monitored on a daily basis and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transactions.

NOTE 13: Fair Value Measurements

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

Fair Value Hierarchy

FASB ASC Topic 820 “Fair Value Measurements” establishes a fair value hierarchy for use in grouping assets and liabilities. The three levels within the hierarchy are as follows:

•	Level 1: Valuation is based upon unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2: Fair value is calculated using inputs other than quoted market prices that are directly or indirectly observable for the asset or liability. The valuation may rely on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit ratings, etc.) or inputs that are derived principally or corroborated by market data by correlation or other means.

•

Level 3: Inputs for determining the fair value of the respective assets or liabilities are not observable. Level 3 valuations are reliant upon pricing models and techniques that require significant management judgment or estimation.

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. A description of the valuation methodologies used by the Company is presented below.

Cash, Due from Banks, and Interest bearing deposits

The carrying amount of cash, due from banks, and short term investments is used to approximate fair value, given the short timeframe to maturity and as such assets do not present unanticipated credit concerns.

Securities

When quoted prices are available in an active market, the Company classifies securities within level 1 of the valuation hierarchy. Level 1 securities include equity securities and U.S. Treasury bills.

If quoted market prices are not available, the Company employs an independent pricing service who utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Level 2 securities include CMOs, mortgage backed securities and corporate bonds issued by GSEs.

When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation. Pooled trust preferred securities and auction rate preferred securities are currently classified as level 3.

Management uses an internally developed model to value pooled trust preferred securities. There are various inputs to the model including actual and estimated deferral and default rates that are implied from the underlying performance of the issuers in the structure. Adjusted cash flows are discounted at a rate that considers both the liquidity and credit risk of each security. Discount rates are implied from observable market inputs.

The Company engaged an independent pricing service to provide pricing for auction rate preferred securities. The pricing methodology employed uses the income approach and considers future cash flows of the underlying securities using a discount rate derived from observable market inputs.

On a quarterly basis, management reviews the trust preferred securities pricing generated from our internal model as well as the auction rate preferred securities pricing provided by our independent pricing service.

Loans Receivable

Loans held for sale are accounted for at the lower of cost or market. The fair value of loans held for sale are based on quoted market prices of similar or identical loans sold in conjunction with securitization transactions, adjusted as required for changes in loan characteristics. The Company employs an independent third party to provide fair value estimates for loans held for investment. Such estimates are calculated using discounted cash flow analysis, using market interest rates for comparable loans. The associated cash flows are adjusted for credit and other potential losses. Fair value for impaired loans is estimated using the net present value of the expected cash flows or the fair value of the underlying collateral if repayment is collateral dependent.

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

Foreclosed Property and Repossessed Assets

Foreclosed property and repossessed assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. For the three months ended March 31, 2010 and 2009, foreclosed properties and repossessed assets with a carrying value of $7.4 million and $10.3 million were transferred to foreclosed property and repossessed assets from loans. Prior to the transfer, the assets whose fair value less costs to sell was less than their carrying value, were written down to fair value through a charge to the allowance for loan losses. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. Subsequent valuation adjustments to foreclosed properties and repossessed assets totaled $2.4 million and $3.4 million for the three months ended March 31, 2010 and 2009 reflective of continued deterioration in fair market values. Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements are classified as

Level 2. Other fair value measurements may be based on internally developed pricing methods, and those measurements are classified as Level 3. Foreclosed and repossessed assets are included in other assets in the accompanying Condensed Consolidated Balance Sheets and totaled $30.5 million and $29.0 million at March 31, 2010 and December 31, 2009, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2010
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. treasury bills	$200	$200	$—	$—
Agency Notes - GSE	130,238	—	130,238	—
Agency CMOs - GSE	726,466	—	726,466	—
Single issuer trust preferred securities	42,413	—	42,413	—
Pooled trust preferred securities	57,955	—	—	57,955
Equity securities - financial institutions	6,515	4,799	—	1,716
Mortgage-backed securities- GSE	1,133,697	—	1,133,697	—
Mortgage-backed securities- other	268,472	—	268,472	—

Total available for sale securities	2,365,956	4,999	2,301,286	59,671
Loans held for sale	21,286	—	21,286	—
Derivative instruments:
Interest rate swaps	31,717	—	31,717	—

Total financial assets held at fair value	$2,418,959	$4,999	$2,354,289	$59,671

Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$28,745	$—	$28,745	$—

There were no significant transfers between levels 1 and 2 during the three months ended March 31, 2010.

	December 31, 2009
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. treasury bills	$200	$200	$—	$—
Agency Notes-GSE	130,147	—	130,147	—
Agency CMOs-GSE	318,857	—	318,857	—
Single issuer trust preferred securities	38,714	—	38,714	—
Pooled trust preferred securities	70,689	—	—	70,689
Equity securities-financial institutions	6,599	4,549	2,050	—
Mortgage-backed securities- GSE	1,409,942	—	1,409,942	—
Mortgage-backed securities- other	150,895	—	150,895	—

Total available for sale securities	2,126,043	4,749	2,050,605	70,689
Loans held for sale	4,790	—	4,790	—
Derivative instruments:
Interest rate swaps	40,684	—	40,684	—

Total financial assets held at fair value	$2,171,517	$4,749	$2,096,079	$70,689

Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$26,410	$—	$26,410	$—

The following table below presents the changes in level 3 assets and liabilities that are measured at fair value on a recurring basis, for the three months ended March 31, 2010:

(In thousands)
Level 3 - available for sale securities, beginning of period	$70,689
Transfers into Level 3 (a)	1,716
Change in unrealized losses included in other comprehensive income	(8,887)
Realized loss on sale of available for sale securities	—
Net other-than-temporary impairment charges	(3,613)
Purchases, sales, issuances and settlements, net	(234)

Level 3 - available for sale securities, end of period	$59,671

(a)	Auction rate preferred securities transferred from Level 2 to Level 3 because of lack of observable market data due to decrease in market activity for these securities. Transfer occurred in March 2010.

Under certain circumstances we make adjustment to fair value for our assets although they are not measured at fair value on an ongoing basis. These include assets that are measured at the lower of cost or market that were recognized at fair value (i.e., below cost) at the end of the period, as well as assets that are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).

Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

Assets and Liabilities Measured at Fair Value on a Non- Recurring Basis

(In thousands)	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans (a)	$23,593	$—	$—	$23,593
Loans held for sale	8,504	—	—	8,504

	$32,097	$—	$—	$32,097

(a)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral, excluding loans fully charged-off.

A summary of estimated fair values of significant financial instruments consisted of the following at:

	March 31, 2010		December 31, 2009
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$158,065	$158,065	$171,184	$171,184
Interest-bearing deposits	162,193	162,193	390,310	390,310
Investment securities
Available for sale	2,365,956	2,365,956	2,126,043	2,126,043
Held-to-maturity	2,915,923	2,992,958	2,658,869	2,720,180
Loans held for sale	29,790	29,790	12,528	12,528
Loans, net	10,552,649	10,203,565	10,695,525	10,481,441
Mortgage servicing assets	8,096	13,226	8,089	13,452
Derivative instruments	31,717	31,717	40,684	40,684
Liabilities:
Deposits other than time deposits	$10,328,416	$9,889,007	$9,715,494	$9,208,565
Time deposits	3,665,110	3,711,216	3,916,633	3,962,282
Securities sold under agreements to repurchase and other short-term borrowings	849,876	867,616	856,846	873,504
FHLB advances and other long-term debt	1,162,918	1,038,536	1,133,070	1,010,850
Derivative instruments	28,745	28,745	26,410	26,410

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings or any part of a particular financial instrument. Because no active market exists for a certain portion of Webster’s financial instruments, fair value estimates for these instruments are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These factors are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 14: Pension and Other Benefits

The following table provides the components of net benefit costs for the periods shown:

(In thousands) Three months ended March 31,	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$63	$63	$—	$—
Interest cost	2,166	1,957	70	70
Expected return on plan assets	(2,450)	(1,817)	—	—
Amortization of prior service cost	—	—	18	18
Amortization of the net actuarial loss	584	797	—	—

Net periodic benefit cost	$363	$1,000	$88	$88

On December 31, 2007, both the Webster Bank Pension Plan and the supplemental pension plan were frozen. Thus, employees will accrue no additional qualified or supplemental retirement benefits after 2007.

Additional contributions will be made as deemed appropriate by management in conjunction with information provided by the Plan’s actuaries. There were no contributions made to the Webster Bank Pension Plan for the three months ended March 31, 2010. Webster does not expect to make a contribution in 2010.

The Bank is also a sponsor of a multi-employer plan administered by Pentegra (the “Fund”) for benefit of former employees of a firm acquired by Webster. The Fund does not segregate the assets or liabilities of its participating employers in the ongoing administrations of this plan. According to the Fund’s administrators, as of July 1, 2009, the date of the latest actuarial valuation, the Fund was underfunded by $3.6 million, Webster made a $129,739 contribution to the Pentegra plan during the three months ended March 31, 2010.

NOTE 15: Business Segments

Webster’s operations are divided into four business segments that represent its core businesses - Commercial Banking, Retail Banking, Consumer Finance and Other. Other includes Health Savings Accounts (“HSA”) and Government and Institutional Banking. These segments reflect how executive management responsibilities are assigned by the chief executive officer for each of the core businesses, the products and services provided, or the type of customer served, and they reflect the way that financial information is currently evaluated by management. The Company’s Treasury unit is included in Corporate and Reconciling category along with the results of discontinued operations and the amounts required to reconcile profitability metrics to GAAP reported amounts. As of January 1, 2009, executive management realigned its business segment balances transferring the equipment finance, wealth management and insurance premium finance operating units from the Other reporting segment to the Commercial Banking reporting segment to reflect the realignment of responsibilities. In addition, certain support functions were realigned within the corporate function.

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

The Company uses a matched maturity funding concept, also known as coterminous funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the “Other” business segment. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” basically considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rates for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used” and deposits are assigned an FTP rate for funds “provided”. From a governance perspective, this process is executed by the Company’s Financial Planning and Analysis division and the process is overseen by the Company’s Asset-Liability Committee. The 2009 segment Performance Summary has been adjusted for comparability to the 2010 Performance Summary.

As of January 1, 2010, the company began attributing the provision for loan losses (“PLL”) to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors, are shown as other reconciling items. For the three months ended March 31, 2010, 96% of the provision expense is specifically attributable to business segments and reported accordingly. The 2009 segment Performance Summary has been adjusted for comparability to the 2010 Performance Summary.

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

The full profitability measurement reports which are prepared for each operating segment reflect non-GAAP reporting methodologies. The difference between these report based measures are reconciled to GAAP values in the reconciling amounts column.

The following table presents the operating results and total assets for Webster’s reportable segments.

Three months ended March 31, 2010

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Reconciling Amounts	Consolidated Total
Net interest income	$31,187	$47,505	$25,789	$8,153	$112,634	$18,750	$131,384
Provision for loan losses	12,639	3,653	24,978	—	41,270	1,730	43,000

Net interest income after provision	18,548	43,852	811	8,153	71,364	17,020	88,384
Non-interest income	8,931	27,147	2,236	3,199	41,513	5,503	47,016
Non-interest expense	23,849	72,498	17,628	7,899	121,874	11,750	133,624

Income (loss) from continuing operations before income taxes	3,630	(1,499)	(14,581)	3,453	(8,997)	10,773	1,776
Income tax expense (benefit)	726	(300)	(2,915)	690	(1,799)	2,154	355

Income from continuing operations	2,904	(1,199)	(11,666)	2,763	(7,198)	8,619	1,421
Income (loss) from discontinued operations	—	—	—	—	—	—	—

Income (loss) before non controlling interests	2,904	(1,199)	(11,666)	2,763	(7,198)	8,619	1,421
Non controlling interest	—	—	—	—	—	—

Net income (loss)	$2,904	$(1,199)	$(11,666)	$2,763	$(7,198)	$8,619	$1,421

Total assets at period end	$4,253,386	$1,534,156	$6,021,853	$21,930	$11,831,325	$6,193,390	$18,024,715

Three months ended March 31, 2009
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Reconciling Amounts	Consolidated Total
Net interest income	$29,255	$41,397	$26,963	$2,647	$100,262	$17,935	$118,197
Provision for loan losses	19,135	7,710	38,086	—	64,931	1,069	66,000

Net interest income after provision	10,120	33,687	(11,123)	2,647	35,331	16,866	52,197
Non-interest income	8,515	27,671	1,991	3,138	41,315	12,800	54,115
Non-interest expense	26,084	71,331	15,572	6,495	119,482	(1,464)	118,018

Income (loss) from continuing operations before income taxes	(7,449)	(9,973)	(24,704)	(710)	(42,836)	31,130	(11,706)
Income tax expense (benefit)	(377)	(505)	(1,252)	(36)	(2,170)	1,577	(593)

Income from continuing operations	(7,072)	(9,468)	(23,452)	(674)	(40,666)	29,553	(11,113)
Income (loss) from discontinued operations	—	—	—	—	—	—	—

Income (loss) before non controlling interests	(7,072)	(9,468)	(23,452)	(674)	(40,666)	29,553	(11,113)
Non controlling interest	—	—	(13)	—	(13)	—	(13)

Net income (loss)	$(7,072)	$(9,468)	$(23,465)	$(674)	$(40,679)	$29,553	$(11,126)

Total assets at period end	$4,844,939	$1,605,281	$6,496,177	$24,128	$12,970,525	$4,286,209	$17,256,734

NOTE 16: Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, the Company enters into various transactions, which, in accordance with generally accepted accounting principles, are not included in its Condensed Consolidated Balance Sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the Condensed Consolidated Balance Sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

The following table summarizes financial instruments with off-balance sheet risk for the following periods ending:

(In thousands)	March 31, 2010	December 31, 2009
Unused commercial letters and lines of credit	$1,742,872	$2,138,029
Unused portion of home equity credit lines:
Continuing portfolio	1,723,775	1,737,621
Liquidating portfolio	13,039	13,989
Unadvanced portion of closed construction consumer loans	10,703	13,718
Unadvanced portion of closed commercial construction loans	81,888	112,454
Outstanding residential loan commitments	14,931	54,223

Total financial instruments with off-balance sheet risk	$3,587,208	$4,070,034

The following table provides detail of activity in the Company’s reserve for unfunded commitments for the periods presented:

(In thousands)	March 31, 2010	March 31, 2009
Reserve for unfunded credit commitments: (a)
Beginning balance	$10,105	$10,500
Provision (benefit)	(278)	300

Ending balance-reserve for unfunded credit commitments	$9,827	$10,800

(a)	The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.

Commitments to Extend Credit. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit totaled $3.6 billion at March 31, 2010 and $4.1 billion at December 31, 2009.

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $149.1 million at March 31, 2010 and $159.4 million at December 31, 2009.

Lease Commitments. At March 31, 2010, Webster was obligated under various non-cancelable operating leases for properties used as banking offices and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense based primarily upon increases in real estate taxes over a base year. Rental expense under leases was $5.2 million and $5.1 million for the three months ended March 31, 2010 and 2009, respectively, and is recorded as a component of occupancy expense in the accompanying Condensed Consolidated Statements of Operations. Webster is also entitled to rental income under various non-cancelable operating leases for properties owned. Rental income was $0.3 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively, and is recorded as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Operations. There has been no significant change in future minimum lease payments payable since December 31, 2009. See the 2009 Form 10-K for information regarding these commitments.

Litigation. Webster is involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate, management believes are immaterial to Webster’s Condensed Consolidated Balance Sheets and Statements of Operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2009, included in the 2009 Form 10-K and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 to this report. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results for the full year ending December 31, 2010 or any future period.

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

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in its 2009 Annual Report on Form 10-K and in Note 1 to the condensed consolidated financial statements included in Item 1 to this report. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan losses, valuation and analysis for impairment of goodwill and other intangible assets, and the analysis of other-than-temporary impairment for its investment securities, income taxes and pension and other post retirement benefits as the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results, and they require management’s most subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2009 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Summary of Performance

Webster’s consolidated net income after tax was $1.4 million for the three months ended March 31, 2010, compared to a net loss of $11.1 million for the three months ended March 31, 2009. The net loss available to common shareholders was $6.1 million, or $(0.08) per diluted common share, for the three months ended March 31, 2010, compared to a net loss of $21.6 million, or $(0.41) per diluted common share, for the three months ended March 31, 2009. The year-over-year increase in consolidated net income is primarily attributable to a reduction in loan provisions. Loan provisions for the three months ended March 31, 2010 were $43.0 million, a reduction of $23.0 million compared to $66.0 million at March 31, 2009. Net interest income increased $13.2 million for the three months ended March 31, 2010 from the comparable period in the prior year primarily due to a 29 basis point increase in the net interest margin. Non interest income decreased by $7.1 million and non-interest expenses increased by $15.6 million for the three months ended March 31, 2010 from the comparable period in the prior year.

Selected financial highlights are presented in the table below.

	At or for the Three months ended March 31,
(In thousands, except per share data)	2010	2009
Earnings
Net interest income	$131,384	$118,197
Total non-interest income	47,016	54,115
Total non-interest expense	133,624	118,018
Income (loss) from continuing operations, net of tax	1,421	(11,113)
Net income attributable to noncontrolling interests	—	13
Net income (loss) attributable to Webster Financial Corporation	1,421	(11,126)
Net (loss) available to common shareholders	(6,069)	(21,557)

Common Share Data
Loss per common share from continuing operations- diluted	$(0.08)	$(0.41)
Loss per common share available to common shareholders- diluted	(0.08)	(0.41)
Dividends declared per common share	0.01	0.01
Book value per common share	19.41	23.45
Tangible book value per common share	12.44	13.02
Diluted shares (weighted average) (a)	77,922	52,102
Dividends declared per Series A preferred share	21.25	21.25
Dividends declared per Series B preferred share	12.50	12.50
Dividends declared per affiliate preferred share	0.86	0.86

Selected Ratios
Return on average assets	0.03%	(0.25)%
Return on average shareholders’ equity	0.30	(2.39)
Net interest margin	3.28	2.99
Efficiency ratio (b)	64.75	67.45
Tangible capital ratio	7.39	7.75
Tier one common equity to risk weighted assets	7.90	5.26

(a)	For the three months ended March 31, 2010 and 2009, respectively, the effect of stock options, restricted stock, convertible preferred stock outstanding at March 31, 2010 and the outstanding warrant to purchase common stock on the computation of diluted earnings per share were anti-dilutive. Therefore, the effects of these instruments were not included in the determination of diluted shares (weighted average).
(b)	Calculated using SNL’s methodology-non-interest expense (excluding foreclosed property expenses, intangible amortization, goodwill impairments and other charges) as a percentage of net interest income (FTE basis) plus non-interest income (excluding gain/loss on securities and other charges).

The following summarizes the major categories of assets and liabilities together with their respective interest income or expense and the rates earned or paid by Webster:

	Three months ended March 31,
	2010			2009
(Dollars in thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$10,976,610	$123,350	4.51%	$12,151,016	$140,767	4.65%
Investment securities (b)	5,066,951	56,835	4.49	3,811,555	53,885	5.48
Federal Home Loan and Federal Reserve Bank stock	140,874	716	2.06	134,874	626	1.88
Interest bearing deposits	250,458	162	0.26	20,148	32	0.63
Loans held for sale	27,446	314	4.58	20,415	164	3.22

Total interest-earning assets	16,462,339	181,377	4.42%	16,138,008	195,474	4.82%
Noninterest-earning assets	1,398,593			1,466,046

Total assets	$17,860,932			$17,604,054

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$1,641,654	$—	—%	$1,507,206	$—	—%
Savings, NOW & money market deposits	8,365,705	13,878	0.67	5,943,285	15,711	1.07
Certificates of deposit	3,783,167	18,073	1.94	4,838,449	37,197	3.12

Total interest-bearing deposits	13,790,526	31,951	0.94	12,288,940	52,908	1.75

Repurchase agreements and other short-term borrowings	828,213	4,003	1.93	1,695,580	5,800	1.37
Federal Home Loan Bank advances	576,674	4,418	3.06	870,368	7,054	3.24
Long-term debt	588,800	6,064	4.12	681,371	7,799	4.58

Total borrowings	1,993,687	14,485	2.91	3,247,319	20,653	2.54

Total interest-bearing liabilities	15,784,213	46,436	1.19%	15,536,259	73,561	1.91%
Noninterest-bearing liabilities	150,447			199,648

Total liabilities	15,934,660			15,735,907
Noncontrolling interests	9,641			9,632
Equity	1,916,631			1,858,515

Total liabilities and equity	$17,860,932			$17,604,054

Fully tax-equivalent net interest income		134,941			121,913
Less: tax equivalent adjustments		(3,557)			(3,716)

Net interest income		$131,384			$118,197

Interest-rate spread			3.23%			2.91%
Net interest margin (b)			3.28%			2.99%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, net unrealized gains (losses) on available for sale securities of $8.7 million and $(122.3) million as of March 31, 2010 and 2009, respectively, are excluded from the average balance for rate calculations.

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

	Three months ended March 31, 2010 vs. 2009 Increase (decrease) due to
(In thousands)	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$(4,137)	$(13,280)	$(17,417)
Loans held for sale	83	67	150
Securities and short-term investments	(11,740)	15,069	3,329

Total interest income	(15,794)	1,856	(13,938)

Interest on interest-bearing liabilities:
Deposits	(26,975)	6,018	(20,957)
Borrowings	2,672	(8,840)	(6,168)

Total interest expense	(24,303)	(2,822)	(27,125)

Net change in net interest income	$8,509	$4,678	$13,187

Net Interest Income

Net interest income totaled $131.4 million for the three months ended March 31, 2010, compared to $118.2 million for the three months ended March 31, 2009, an increase of $13.2 million. Average interest-earning assets grew by 2.0% to $16.5 billion at March 31, 2010 from $16.1 billion at March 31, 2009 while average interest-bearing liabilities grew by 1.6% to $15.8 billion at March 31, 2010 from $15.5 billion at March 31, 2009. As a result of the greater decline in the cost of interest bearing liabilities than the decline in yield on interest-earning assets to interest-bearing liabilities, the net interest margin grew by 29 basis points to 3.28% for the three months ended March 31, 2010 from 2.99% for the three months ended March 31, 2009. The yield on interest-earning assets declined by 40 basis points for the three months ended March 31, 2010 while the cost of interest-bearing liabilities declined 72 basis points for the three months ended March 31, 2009.

Net interest income is affected by changes in interest rates, by loan and deposit pricing strategies, competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities as well as the level of non-performing assets; among other factors. Webster manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest rate risk monitoring and management policies. See “Asset/Liability Management and Market Risk” below for further discussion of Webster’s interest rate risk policy.

Interest Income

Interest income decreased $13.9 million, or 7.3%, to $177.8 million for the three months ended March 31, 2010 as compared to 2009. The decrease in the average yield of 40 basis points was partially offset by an increase in average interest earning assets of $324.3 million. The average loan portfolio, excluding loans held for sale, decreased by $1.2 billion for the three months ended March 31, 2010, or 9.7%, compared to 2009. Average investment securities increased by $1.3 billion for the three months ended March 31, 2010, or 32.9%, compared to 2009.

The 40 basis point decrease in the average yield earned on interest-earning assets for the three months ended March 31, 2010 to 4.42% compared to 4.82% for the three months ended March 31, 2009 is a result of repayment of higher yielding loans and securities and purchase of lower yielding securities. The loan portfolio yield decreased 14 basis points to 4.51% for the three months ended March 31, 2010 and comprised 66.7% of average interest-earning assets at March 31, 2010 compared to the loan portfolio yield of 4.65% and 75.3% of average interest-earning assets for the three months ended March 31, 2009. Additionally, the yield on investment securities was 4.49%, a 99 basis point decrease compared to the three months ended March 31, 2009.

Interest Expense

Interest expense for the three months ended March 31, 2010 decreased $27.1 million, or 36.9%, compared to the three months ended March 31, 2009. The cost of interest-bearing liabilities was 1.19% for the three months ended March 31, 2010, a decrease of 72 basis points compared to 1.91% for the three months ended March 31, 2009. The decrease was primarily due to declines in the cost of deposits to 0.94% from 1.75% a year ago, and an increase in average deposits of $1.5 billion compared to a year ago, offset somewhat by a 37 basis point increase in the cost of borrowings to 2.91% from 2.54% the year ago period as a result of runoff of lower cost borrowings.

Provision for Loan Losses

The provision for loan losses was $43.0 million for the three months ended March 31, 2010; a decrease of $23.0 million compared to $66.0 million for the three months ended March 31, 2009. The decrease in the provision is primarily due to management’s perspective regarding the level of inherent losses in Webster’s existing book of business and management’s belief that the overall reserve levels are adequate. For the three months ended March 31, 2010, total net charge-offs were $40.3 million compared to $30.1 million in the three months ended March 31, 2009.

Management performs a quarterly review of the loan portfolio and unfunded commitments to determine the adequacy of the allowance for loan losses. Several factors influence the amount of the provision, including loan growth, portfolio composition, credit performance changes in the levels of non-performing loans, net charge-offs and the general economic environment. At March 31, 2010, the allowance for loan losses totaled $343.9 million or 3.2% of total loans compared to $341.2 million or 3.1% at December 31, 2009. See the “Allowance for Loan Losses Methodology” section later in Management’s Discussion and Analysis for further details.

Non-Interest Income

The following summarizes the major categories of non-interest income for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,		Increase (decrease)
(In thousands)	2010	2009	Amount	Percent
Non-Interest Income:
Deposit service fees	$27,784	$27,959	$(175)	(0.6)%
Loan related fees	6,005	6,482	(477)	(7.4)
Wealth and investment services	5,835	5,750	85	1.5
Mortgage banking activities	(138)	606	(744)	(122.8)
Increase in cash surrender value of life insurance policies	2,578	2,592	(14)	(0.5)
Gain on early extinguishment of subordinated notes	—	5,993	(5,993)	100.0
Net gain on sale of investment securities	4,318	4,457	(139)	(3.1)
Total other-than-temporary impairment losses on securities	(8,214)	—	(8,214)	100.0
Portion of the loss recognized in other comprehensive income	4,534	—	4,534	100.0

Net impairment losses recognized in earnings	(3,680)	—	(3,680)	100.0
Other income	4,314	276	4,038	1,463.0

Total non-interest income	$47,016	$54,115	$(7,099)	(13.1)%

Total non-interest income was $47.0 million for the three months ended March 31, 2010, a decrease of $7.1 million, or 13.1%, from the comparable period in 2009. The decrease for three months ended March 31, 2010 compared to the three months ended March 31, 2009 is primarily attributable to an increase in other non-interest income and a difference of $6.0 million in the gain on the early extinguishment of subordinated debt in the comparable period of 2009.

Deposit Service Fees. Deposit service fees totaled $27.8 million for the three months ended March 31, 2010, down $0.2 million from the comparable period in 2009 due to lower volume of ATM transactions and a decrease in cash processing fees collected from small businesses.

Loan-Related Fees. Loan-related fees were $6.0 million for the three months ended March 31, 2010, a decrease of $0.5 million from the comparable period in 2009 due to lower volume of origination fees and a decrease in late fees.

Wealth and Investment Services. Wealth and investment services income was unchanged at $5.8 million for the three months ended March 31, 2010 and 2009. An increase in fees for Webster Financial Advisors, driven by growth in assets under management, was offset by a decline in sales of retail investment products originated from Webster Investment Services.

Mortgage Banking Activities. Mortgage banking activities were $(0.1) million for the three months ended March 31, 2010, down $0.7 million from the comparable period in 2009 due primarily to repurchase and settlement of loans of $1.0 million at March 31, 2010.

Sale of Investments. Net gains from the sale of investment securities were approximately $4.3 million for the three months ended March 31, 2010 and related to sales of fixed rate agency MBS, a decrease of $0.1 million from the comparable period a year ago.

Net Impairment Losses on Securities Recognized in Earnings. Net impairment losses on securities recognized in earnings were approximately $3.7 million for the three months ended March 31, 2010 reflective of assumed reductions in the quality of insurance company credit ratings, an increase of $3.7 million from the comparable period in 2009.

Other. Other non-interest income was $4.3 million for the three months ended March 31, 2010 compared to $0.3 million a year ago. The increase in other income is due to a $1.1 million legal settlement and Bank owned life insurance income of $0.9 million

Non-Interest Expense

The following summarizes the major categories of non-interest expense for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,		Increase (decrease)
(In thousands)	2010	2009	Amount	Percent
Non-Interest Expense:
Compensation and benefits	$61,079	$56,469	$4,610	8.2%
Occupancy	14,440	14,295	145	1.0
Technology and equipment expense	15,268	15,140	128	0.8
Intangible assets amortization	1,397	1,464	(67)	(4.6)
Marketing	4,791	3,106	1,685	54.2
Professional and outside services	2,602	3,784	(1,182)	(31.2)
Deposit insurance	6,085	4,590	1,495	32.6
Other including fraud related costs	27,962	19,170	8,792	45.9

Total non-interest expenses	$133,624	$118,018	$15,606	13.2%

Total non-interest expenses were $133.6 million for the three months ended March 31, 2010 compared to $118.0 million for the comparable period in 2009. The $15.6 million increase in non-interest expenses is primarily due to fraud charges recognized of $11.1 million and increases of FDIC deposit insurance premiums in the three months ended March 31, 2010, and an increase in incentive compensation from the comparable period in 2009.

Compensation and benefits. Compensation and benefits were $61.1 million for the three months ended March 31, 2010; an increase of $4.6 million when compared to the $56.5 million for the three months ended March 31, 2009. The increase in compensation and benefits is due to lower incentive compensation in the three months ended March 31, 2009 as compared to the current year period.

Marketing. Marketing expense was $4.8 million for the three months ended March 31, 2010; an increase of $1.7 million when compared to the $3.1 million for the three months ended March 31, 2009. The increase in marketing expense is reflective of an increase in marketing campaigns and brand advertising compared to the three months ended March 31, 2009.

FDIC deposit insurance assessment. The FDIC deposit insurance assessment for the three months ended March 31, 2010 was $6.1 million as compared to $4.6 million for the three months ended March 31, 2009. The $1.5 million increase is due to an increase in FDIC insured deposits coupled with an increase of 200 basis points in premium.

Other including fraud related costs. Other including fraud related costs were $28.0 million for the three months ended March 31, 2010 increase of $8.8 million when compared to the $19.2 million for the three months ended March 31, 2009. The increase is primarily due to previously disclosed fraud related charges of $11.1 million as a result of an embezzlement scheme at a subcontractor that provides bulk cash processing on behalf of a major vendor of Webster.

Income Taxes

During the three months ended March 31, 2010, Webster recognized income tax expense of $0.4 million applicable to its $1.8 million pre-tax income from continuing operations. In the comparable period of 2009, Webster recognized a tax benefit of $0.6 million applicable to the $11.7 million pre-tax loss from continuing operations in that year.

The $0.4 million tax expense in the three months ended March 31, 2010 reflected the 20% effective tax rate for the full year 2010 being applied to the earnings in the quarter. Webster’s 2009 first quarter tax benefit reflected the 20% effective tax rate estimated for the full year 2009 being applied to the loss in the three months ended March 31, 2009, reduced by $0.9 million expense related to the early extinguishment of subordinated notes at the 35% U.S. statutory rate and by no tax benefit being available on certain losses treated as capital and limited for U.S. tax-deductibility purposes ($1.0 million).

Business Segment Results

Webster’s operations are divided into four business segments that represent its core businesses - Commercial Banking, Retail Banking, Consumer Finance and Other. Other currently includes Health Savings Accounts (HSA) and Government and Institutional Banking. These segments reflect how executive management responsibilities are assigned by the chief executive officer for each of the core businesses, the products and services provided, or the type of customer served, and they reflect the way that financial information is currently evaluated by management. The Company’s Treasury unit is included in Corporate and Reconciling category along with the results of discontinued operations and the amounts required to reconcile profitability metrics to GAAP reported amounts. As of January 1, 2009, executive management realigned its business segment balances transferring the equipment finance, wealth management and insurance premium finance operating units from the Other reporting segment to the Commercial Banking reporting segment to reflect the realignment of responsibilities. In addition, certain support functions were realigned within the corporate function. See Note 15 of Notes to Condensed Consolidated Financial Statements contained elsewhere within this report for further information.

Webster’s business segments results are intended to reflect each segment as if it were a stand-alone business. The following tables present the results for Webster’s business segments for the three months ended March 31, 2010 and 2009, and incorporates the allocation of the increased provision for loan losses, other-than-temporary impairment charges and income tax benefit to each of Webster’s business segments for the periods ended:

	For the three months ended March 31,
(In thousands)	2010	2009
Net Income (Loss)
Commercial Banking	$2,904	$(7,072)
Retail Banking	(1,199)	(9,468)
Consumer Finance	(11,666)	(23,465)
Other	2,763	(674)

Total reportable segments	(7,198)	(40,679)
Corporate and reconciling items	8,619	29,553

Net income (loss) attributable to Webster Financial Corporation	$1,421	$(11,126)

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

The Company uses a matched maturity funding concept, also known as coterminous funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the Treasury group which is reflected in Corporate and Reconciling items. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” basically considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rates for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used” and deposits are assigned an FTP rate for funds “provided”. From a governance perspective, this process is executed by the Company’s Financial Planning and Analysis division and the process is overseen by the Company’s Asset Liability Committee. The 2009 segment Performance Summary has been adjusted for comparability to the 2010 Performance Summary.

As of January 1, 2010, the company began attributing the provision for loan losses (“PLL”) to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors, are shown as other reconciling items. For the three months ended March 31, 2010, 96% of the provision expense is specifically attributable to business segments and reported accordingly. The 2009 segment Performance Summary has been adjusted for comparability to the 2010 Performance Summary.

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

The full profitability measurement reports which are prepared for each operating segment reflect non-GAAP reporting methodologies. The differences between these report based measures are reconciled to GAAP values in the reconciling amounts column.

Commercial Banking

The Commercial Banking segment includes middle market, asset-based lending, commercial real estate, equipment finance, and wealth management. Webster sold its insurance premium financing subsidiary on November 2, 2009.

Commercial Banking Results:

	For the three months ended March 31,
(In thousands)	2010	2009
Net interest income	$31,187	$29,255
Provision for loan losses	12,639	19,135

Net interest income after provision	18,548	10,120
Non-interest income	8,931	8,515
Non-interest expense	23,849	26,084

Income (loss) before income taxes	3,630	(7,449)
Income tax expense (benefit)	726	(377)

Net income (loss)	$2,904	$(7,072)

Total assets at period end	$4,253,386	$4,844,939

Total loans at period end	4,266,714	4,825,061

Total deposits at period end	$712,317	$455,071

Net interest income increased $1.9 million or 6.6% in the three months ended March 31, 2010 compared to March 31, 2009. The increase was due to the Commercial Bank’s focus on improving risk adjusted spreads in its various portfolios. The provision for loan losses decreased $6.5 million or 33.9% in the three months ended March 31, 2010 compared to March 31, 2009. The decrease in the provision is primarily due to management’s perspective regarding the level of inherent losses in this segment’s existing book of business and management’s belief that the overall reserve levels are adequate. Non-interest income increased $0.4 million or 4.9% in the three months ended March 31, 2010 compared to March 31, 2009 and non-interest expense decreased $2.2 million or 8.6% reflecting lower headcount related expenses.

Retail Banking

Included in the Retail Banking segment is retail, business and professional banking and investment services.

Retail Banking Results:

	For the three months ended March 31,
(In thousands)	2010	2009
Net interest income	$47,505	$41,397
Provision for loan losses	3,653	7,710

Net interest income after provision	43,852	33,687
Non-interest income	27,147	27,671
Non-interest expense	72,498	71,331

Loss before income taxes	(1,499)	(9,973)
Income tax benefit	(300)	(505)

Net loss	$(1,199)	$(9,468)

Total assets at period end	$1,534,156	$1,605,281

Total loans at period end	866,348	928,605

Total deposits at period end	$10,193,294	$9,972,843

The Retail Banking business segment recorded a net loss for the three months ended March 31, 2010 of $1.2 million, an improvement of $8.3 million from the comparable period of 2009. The improvement in the Retail Banking Segment’s earnings was driven by an increase in net interest income and a decrease in provision for loan losses. The decrease in the provision is primarily due to management’s perspective regarding the level of inherent losses in this segment’s existing book of business and management’s belief that the overall reserve levels are adequate. Non-Interest Income decreased by $0.5 million from the comparable period in 2009 due to lower volume of ATM transactions, a decrease in cash processing fees and a decline in sales of retail investment products. With a loan to deposit ratio of less than 9%, the Retail Banking Segment’s contribution is driven largely by deposit balances which fund other business segments. Based upon Webster’s FTP methodology, the reduction in market interest rates has reduced the current internal valuation on the full range of deposit products including checking and savings accounts that are now priced at or near historic minimums. This internal FTP methodology will negatively impact the near-term operating contribution of this business segment as long as this unprecedented low interest rate environment persists. These results are near-term and do not reflect the long-term value of the liquidity provided by Webster’s retail deposit base which would be more evident in a higher interest rate environment.

At March 31, 2010 retail deposits grew by $220 million over the comparable period in 2009, an increase of 2.2%. The growth was concentrated in the core deposit categories of Demand, MMDA and Savings. CD balances declined as customers shifted deposits into products with more liquidity as rates declined. Loan balances declined by $62 million due to diminished credit demand in 2009 and an increase in loan payoffs and charge-offs. The cost of retail deposits for the three months ended was 1.05%, a decline of 75 basis points from the comparable period of 2009. The Provision for loan losses was $4.1 million lower when compared with the same period in 2009. Last year’s results reflected a significant increase in the allowance for credit losses on the Business Professional Banking loan portfolio that has remained stable over the past 4 quarters. Total non-interest expense for three months ended March 31, 2010 increased $1.2 million over the comparable period in 2009 due to increases in Employee Benefit and FDIC insurance costs that were partially offset by cost savings generated from the One Webster initiative.

Consumer Finance

Consumer Finance includes residential mortgage and consumer lending, as well as mortgage banking activities.

Consumer Finance Results:

	For the three months ended March 31,
(In thousands)	2010	2009
Net interest income	$25,789	$26,963
Provision for loan losses	24,978	38,086

Net interest income after provision	811	(11,123)
Non-interest income	2,236	1,991
Non-interest expense	17,628	15,572

Loss before income taxes	(14,581)	(24,704)
Income tax benefit	(2,915)	(1,252)

Loss before noncontrolling interests	(11,666)	(23,452)
Noncontrolling interests	—	(13)

Net loss	$(11,666)	$(23,465)

Total assets at period end	$6,021,853	$6,496,177

Total loans at period end	5,748,228	6,321,087

Total deposits at period end	24,767	23,395

The net loss for the three months ended March 31, 2010 was $11.7 million, an improvement of $11.8 million, or 50.2%, compared to the net loss of $23.5 million recorded for the three months ended March 31, 2009. The decrease in loss is due primarily to lower provisions for loan losses recorded in 2010. The decrease in the provision is primarily due to management’s perspective regarding the level of inherent losses in this segment’s existing book of business and management’s belief that the overall reserve levels are adequate. The $1.2 million decrease in net interest income directly results from lower earning assets in 2010 compared to 2009. The $572.9 million decrease in loans and $1.8 million decrease in loans held-for-sale is attributable to a loan securitization in the second quarter of 2009 coupled with loan prepayments exceeding new loan originations throughout 2009. Partially offsetting the reduced asset levels are continued short-term interest rates resulting in increased funding spreads on loan products as well as an increase in the interest on loans held-for-sale due to increased mortgage originations sold. The 2010 decrease in provision for loan losses of $13.1 million is directly related higher provision levels required in 2009 to build reserves against the consumer loan and residential mortgage portfolios as well as to cover net charge-off activity in the respective periods. The $0.2 million increase in non-interest income results from fee income related to increased credit card sales and proceeds from a legal settlement, partially offset by lower gains realized from loans sold in the secondary markets. The $2.1 million increase in non-interest expense is attributed to increased loan workout expenses and charges related to the disposition of foreclosed properties. These expenses are partially offset by lower expenses related to business line restructurings and efficiencies. The decrease in assets and loans are attributable to the aforementioned 2009 loan securitization and higher levels of net loan prepayments activity.

Other

Other includes HSA Bank and Government and Institutional Banking.

Other Results:

	For the three months ended March 31,
(In thousands)	2010	2009
Net interest income	$8,153	$2,647
Provision for loan losses	—	—

Net interest income after provision	8,153	2,647
Non-interest income	3,199	3,138
Non-interest expense	7,899	6,495

Income before income taxes	3,453	(710)
Income tax expense (benefit)	690	(36)

Net income (loss)	$2,763	$(674)

Total assets at period end	$21,930	$24,128

Total loans at period end	567	67

Total deposits at period end	$2,951,359	$1,820,046

Net interest income increased $5.5 million to $8.2 million compared to net interest income of $2.6 million in the three months ended March 31, 2009. Government and Institutional Banking growth in deposits accounts for $4.3 million of the increase in net interest income. During the three months ended March 31, 2010 net income increased $3.5 million to $2.8 million compared to a net loss of $0.7 million in the three months ended March 31, 2009. Non-interest income increased $0.1 million primarily due to an increase in deposit service fees generated by HSA and an increase in cash management fees from Government and Institutional Banking. At March 31, 2010 non-interest expense increased by $1.4 million primarily due to increases in HSA wages and processing fees due to deposit growth of 26.8% compared to the three months ended March 31, 2009.

At March 31, 2010 other deposits grew by $1.1 billion over the comparable period in 2009, an increase of 62.2%. Government and Institutional Banking experienced $965.4 million growth during this period, concentrated in Demand, NOWs and MMDAs, and HSA deposits grew by $166.0 million.

Reconciliation of reportable segments’ net income (loss) to condensed consolidated net income (loss):

	For the three months ended March 31,
(In thousands)	2010	2009
Net loss from reportable segments	$(7,198)	$(40,679)
Adjustments, net of taxes:
Corporate Treasury Unit	4,760	19,526
Allocation of provision for credit losses	(1,383)	(1,015)
Allocation of net interest income	13,339	11,261
Allocation of non-interest income	952	(1,857)
Allocation of non-interest expense	(9,049)	1,638

Net income (loss) attributable to Webster Financial Corporation	$1,421	$(11,126)

Financial Condition

Webster had total assets of $18.0 billion and $17.7 billion at March 31, 2010 and December 31, 2009, respectively.

Total loans, net decreased by $142.9 million, or 1.3%, to $10.6 billion from $10.7 billion at December 31, 2009. The decrease from December 31, 2009 reflects lower loan demand given economic conditions resulting in lower loan originations, an increase in payoffs given refinancing activity and an increase in the allowance for loan losses of $2.7 million. Total deposits increased $361.4 billion, or 2.7%, from December 31, 2009, primarily as a result of continued increases in Retail, Government and Institutional Banking and HSA deposits. Government Banking and HSA are included in “Other” for segment reporting. Webster’s loan to deposit ratio improved to 77.9% at March 31, 2010 compared with 81.0% at December 31, 2009 and 95.3% at March 31, 2009, respectively.

At March 31, 2010, total equity was $1.9 billion, a decrease of $102.3 million or 5.2% from $2.0 billion at December 31, 2009. Changes in equity for the three months ended March 31, 2010 consisted of the $100.0 million partial repayment of the TARP funds, $5.4 million of dividends to preferred shareholders and $0.8 million of dividends to common shareholders, partially offset by an increase of $2.1 million of other comprehensive income and net income of $1.4 million. At March 31, 2010, the tangible capital ratio was 7.39% compared to 8.10% at December 31, 2009. See Note 10 of Notes to Condensed Consolidated Financial Statements for information on Webster’s regulatory capital levels and ratios.

Investment Securities Portfolio

Webster, either directly or through Webster Bank, maintains an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and to provide a means to balance interest-rate sensitivity. The investment portfolio is classified into three major categories: available for sale, held-to-maturity and trading. At March 31, 2010, the combined investment securities portfolios of Webster and Webster Bank totaled $5.3 billion compared to $4.8 billion at December 31, 2009. On a tax-equivalent basis, the yield in the securities portfolio for the three months ended March 31, 2010 was 4.49% as compared to 5.36% for the three months ended March 31, 2009. At March 31, 2010, Webster Bank’s portfolio consisted primarily of mortgage-backed and municipal securities in held-to-maturity, mortgage-backed, agency and corporate trust preferred securities in available for sale. See Note 2 of Notes to Condensed Financial Statements contained elsewhere within this report for additional information.

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

Webster Bank has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 12 of Notes to Condensed Financial Statements contained elsewhere within this report for additional information concerning derivative financial instruments.

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

Investment Securities

Total investment securities at March 31, 2010 increased by $0.5 billion from $4.8 billion as of December 31, 2009. The available for sale securities portfolio increased by $239.9 million primarily due to the investment of funds generated from deposit growth, loan repayments and excess cash held at the Federal Reserve into commercial mortgage backed securities and shorter duration agency collateralized mortgage obligations with limited extension risk and good liquidity while the held-to-maturity portfolio increased by $257.1 million, primarily due to purchases of agency collateralized mortgage obligations securities.

The following table presents a summary of the cost and fair value of Webster’s investment securities:

	March 31, 2010
	Amortized cost (a)(b)	Recognized in OCI		Carrying value	Not Recognized in OCI		Fair value
(Dollars in thousands)		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200			$200
Agency notes - GSE	130,255	22	(39)	130,238			130,238
Agency collateralized mortgage obligations (“CMOs”) - GSE	719,944	7,246	(724)	726,466			726,466
Pooled trust preferred securities (a)	72,370	2,639	(17,054)	57,955			57,955
Single issuer trust preferred securities	50,731	—	(8,318)	42,413			42,413
Equity securities (b)	6,760	195	(440)	6,515			6,515
Mortgage-backed securities - GSE	1,101,102	33,958	(1,363)	1,133,697			1,133,697
Mortgage-backed securities - Private Label	285,346	5,465	(22,339)	268,472			268,472

Total available for sale	$2,366,708	$49,525	$(50,277)	$2,365,956			$2,365,956

Held to maturity:
Municipal bonds and notes	$675,515			$675,515	$13,372	$(4,449)	$684,438
Agency collateralized mortgage obligations (“CMOs”) - GSE	341,617			341,617	$3,140	$—	344,757
Mortgage-backed securities - GSE	1,849,588			1,849,588	67,645	(2,849)	1,914,384
Mortgage-backed securities - Private Label	49,203			49,203	212	(36)	49,379

Total held to maturity	$2,915,923			$2,915,923	$84,369	$(7,334)	$2,992,958

Total investment securities	$5,282,631	$49,525	$(50,277)	$5,281,879	$84,369	$(7,334)	$5,358,914

(a)	Amortized cost is net of $47.1 million of credit related other-than-temporary impairments at March 31, 2010.
(b)	Amortized cost is net of $21.7 million of other-than-temporary impairments at March 31, 2010.

	December 31, 2009
	Amortized cost (a)(b)	Recognized in OCI		Carrying value	Not Recognized in OCI		Fair value
(Dollars in thousands)		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200			$200
Agency notes - GSE	130,343	—	(196)	130,147			130,147
Agency collateralized mortgage obligations (“CMOs”) - GSE	320,682	260	(2,085)	318,857			318,857
Pooled trust preferred securities (a)	76,217	5,288	(10,816)	70,689			70,689
Single issuer trust preferred securities	50,692	—	(11,978)	38,714			38,714
Equity securities - financial institutions (b)	6,826	251	(478)	6,599			6,599
Mortgage-backed securities - GSE	1,365,005	45,782	(845)	1,409,942			1,409,942
Mortgage-backed securities - Private Label	178,870	1,113	(29,088)	150,895			150,895

Total available for sale	$2,128,835	$52,694	$(55,486)	$2,126,043			$2,126,043

Held to maturity:
Municipal bonds and notes	$686,495			$686,495	$14,663	$(4,018)	$697,140
Mortgage-backed securities - GSE	1,919,882			1,919,882	55,109	(4,151)	1,970,840
Mortgage-backed securities - Private Label	52,492			52,492		(292)	52,200

Total held to maturity	$2,658,869			$2,658,869	$69,772	$(8,461)	$2,720,180

Total investment securities	$4,787,704	$52,694	$(55,486)	$4,784,912	$69,772	$(8,461)	$4,846,223

(a)	Amortized cost is net of $43.5 million of credit related other-than-temporary impairments at December 31, 2009.
(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at December 31, 2009.

For the three months ended March 31, 2010, the Federal Reserve maintained the Fed Funds rate flat at or below 0.25% in response to the economic downturn. Credit spreads continued to narrow as the prospects grew for economic recovery and improved financial conditions. Yields on U.S. Treasury securities trended in a trading range with the Federal Reserve confirming monetary policy would not change in the near term. This development was generally positive for the credit sensitive portion of the investment portfolio, specifically corporate bonds and notes and non-agency mortgage-backed securities.

For the three months ended March 31, 2010 the Company recorded write-downs for other-than-temporary impairments of its available for sale securities of $3.7 million ($3.6 million in debt securities and $0.1 million in common equity securities). The Company held an additional $0.9 billion in investment securities that had been in an unrealized loss position at March 31, 2010. Approximately $0.8 billion of this total had been in an unrealized loss position for less than twelve months while the remainder, $0.1 billion, had been in an unrealized loss position for twelve months or longer. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and the Company believes it is more-likely-than-not that it will not have to sell the security before the recovery of its cost basis. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. At March 31, 2010, available for sale investment securities with a carrying value of $6.2 million had deferred the payment of interest, therefore the securities were placed into a non-accruing status. For additional information on the other-than-temporary charges, refer to the “Supplemental Information” link on the Investor Relations page at www.wbst.com. This information does not constitute a part of this report and is not incorporated by reference herein. For additional information on the investment securities portfolio, see Note 2 of Notes to Condensed Financial Statements included elsewhere in this report.

Loan Portfolio

At March 31, 2010, total loans, net were $10.6 billion, a decrease of $142.9 million from December 31, 2009. The decrease reflects a decline in new origination volume, $40.3 million in net charge-offs and $7.4 million in loans transferred to foreclosed and repossessed properties.

Commercial loans (including commercial real estate) represented 46.2% of the loan portfolio at March 31, 2010, nearly unchanged from 46.2% at December 31, 2009 and down from 46.8% at March 31, 2009. Residential mortgage loans increased slightly to 26.5% of the loan portfolio at March 31, 2010 from 26.2% at December 31, 2009 and 26.3 % at March 31, 2009. The remaining portion of the loan portfolio consisted of consumer loans, principally home equity loans and lines of credit.

The following discussion highlights, by business segment, the lending activities in the various portfolios during the three months ended March 31, 2010. The loan balances disclosed for the various portfolios are inclusive of loan premiums, discounts and deferred fees. Please refer to Webster’s 2009 Annual Report on Form 10-K, pages 1 through 8, for a complete description of Webster’s lending activities by business segment and credit administration policies and procedures.

COMMERCIAL BANKING

Webster’s Commercial Banking group takes a direct relationship approach to providing lending, deposit and cash management services to middle-market companies in its franchise territory. Additionally, it serves as a primary referral source to wealth management and retail operations. The loan portfolio of the Commercial Banking group totaled $4.3 billion at March 31, 2010 and December 31, 2009. The following discussion provides information regarding the components of the Commercial Banking group.

Middle-Market Banking

The Middle-Market group delivers Webster’s broad range of financial services to a diversified group of companies with revenues greater than $10 million, primarily privately held companies located within New England. Typical loan facilities include lines of credit for working capital, term loans to finance purchases of equipment and commercial real estate loans for owner-occupied buildings. The Middle-Market loan portfolio was $743.2 million at March 31, 2010, an increase of 4.1%, compared to $713.8 million at December 31, 2009. Total Middle-Market new loan originations were $19.3 million for the three months ended March 31, 2010 compared to $13.6 million for the three months ended March 31, 2009. Total Middle-Market new credit lines issued were $45.3 million for the three months ended March 31, 2010 compared to $8.8 million for the three months ended March 31, 2009. The increase in credit extensions is attributable to improving business development efforts.

Commercial Real Estate Lending

The Commercial Real Estate group provides variable rate and fixed rate financing alternatives (primarily in Connecticut, Massachusetts, Rhode Island, New York, New Jersey and Pennsylvania) for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. The commercial real estate portfolio totaled $1.5 billion at March 31, 2010 and December 31, 2009. Total new loan originations for the Commercial Real Estate portfolio were $11.1 million for the three months ended March 31, 2010 compared to $24.9 million in the three months ended March 31, 2009. The lower level of originations reflected an absence of transactions that met our risk return criteria.

Asset Based Lending

Webster Business Credit Corporation (“WBCC”) is Webster Bank’s asset-based lending subsidiary with headquarters in New York, New York and has regional offices in the Northeast. Asset-based loans are generally secured by accounts receivable and inventories of the borrower and, in some cases, also include additional collateral such as property and equipment. The segment of the commercial portfolio underwritten by WBCC was $508.9 million at March 31, 2010 a decrease of 4.4% compared to $532.6 at December 31, 2009. Total new loan and line originations for the asset-based lending portfolio were $7.7 million for the three months ended March 31, 2010 compared to $6.4 million for the three months ended March 31, 2009. The decline in balances represents a narrowing of the geographic region served by this business line.

Equipment Financing

Webster Capital Finance, Inc. (formerly Center Capital Corporation), is Webster Bank’s equipment financing subsidiary headquartered in Farmington, CT and focuses its business development in the Eastern United States. It transacts business with end users of equipment, either by soliciting this business on a direct basis or through referrals from various equipment manufacturers, dealers and distributors with whom it has relationships. At March 31, 2010 the equipment financing portfolio was $846.6 million a decrease of 5.7% from $897.8 million at December 31, 2009. Webster Capital Finance, Inc. originated $46.2 million in loans in the first quarter of 2010 compared to $67.1 in the first quarter of 2009. The decline in volume reflects a narrowing of the geographic region served by this business line and the decision to exit the aviation finance business during 2009.

Industry Segment Banking

The Industry Segment Banking group delivers a broad range of financial services to the business segments where Webster Bank has specialty market knowledge (media, communications, and business services). It conducts its business development primarily in the Northeast with companies and sponsors. The Industry Segment Banking loan portfolio was $476.2 million at March 31, 2010, an increase of 3.4%, compared to $460.4 million at December 31, 2009. Total Industry Segment new loan originations were $21.9 million for the three months ended March 31, 2010 compared to $1.6 million for the three months ended March, 31, 2009. Total Industry Segment new credit lines issued were $11.4 million for the three months ended March 31, 2010 compared to $0.8 million for the three months ended March 31, 2009.

Investment Planning

Webster Financial Advisors (“WFA”) is Webster Bank’s private bank that targets high net worth clients, not-for-profit organizations and business clients for asset management, trust, loan and deposit products and financial planning services. There were approximately $1.8 billion of client assets under management and administration at March 31, 2010 and December 31, 2009. These assets are not included in the Condensed Financial Statements. Webster Financial Advisors originated $6.7 million in loans for the three months ended March 31, 2010 compared to $6.6 million for the three months ended March 31, 2009.

RETAIL BANKING

Small Business Banking

At March 31, 2010 the Small Business Banking loan portfolio was $864.5 million, a decrease of 0.8% compared to $871.2 million at December 31, 2009. Total new loan originations and credit lines for Small Business Banking were $23.4 million for the three months ended March, 31 2010 compared to $22.5 million for the three months ended March 31, 2009.

CONSUMER FINANCE

Residential Mortgage and Mortgage Banking

At March 31, 2010, new residential mortgage loan originations totaled $157.9 million compared to $319.1 million at March 31, 2009. These amounts include $66.4 million and $46.3 million, respectively, of loans sold during the respective three month periods. At the beginning of 2009, the state of the economy lead to a significant decline in residential mortgage interest rates. This triggered increased refinancing activity in the mortgage markets which carried through the balance of 2009. In the three months ended March 31, 2010, interest rates were still at low levels, historically; however, refinancing activity slowed down significantly compared to the prior year and coupled with normal seasonal production, led to the 50.5% decrease in originations compared to the three months ended March 31, 2009. As a result of balance sheet management initiatives during the first quarter, there are increased levels of loans designated as held for sale. At March 31, 2010 and December 31, 2009, there were $29.8 million and $12.5 million, respectively, of residential mortgage loans held for sale in the secondary market.

The residential mortgage loan continuing portfolio totaled $2.9 billion at March 31, 2010 and December 31, 2009. At March 31, 2010, approximately $770.8 million, or 26.6%, of the portfolio consisted of adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. At March 31, 2010, approximately $2.1 billion, or 73.4%, of the total residential mortgage loan portfolio consisted of fixed rate loans.

The liquidating portfolio of residential construction loans totaled $3.3 million at March 31, 2010, a decrease of 31.3%, compared with $4.8 million at December 31, 2009, the result of continued principal pay downs coupled with property dispositions during the three months ended March 31, 2010.

Consumer Lending

Consumer finance includes home equity loans and lines of credit and other consumer loans. At March 31, 2010, consumer loans within the continuing portfolio totaled $2.7 billion, a decrease of 1.8%, or $50.1 million, compared to December 31, 2009. At March 31, 2010, consumer loans within the liquidating portfolio totaled $207.3 million, a decrease of 5.4%, or $11.8 million, compared to the December 31, 2009 balance of $219.1 million. The decline in the liquidating portfolio reflects pay down activity and charge-offs taken in the three months ended March 31, 2010. Total new loan originations and funding of new credit lines were $33.2 million at March 31, 2010 compared to $33.9 million at March 31, 2009.

Asset Quality

Webster’s primary lending strategy focuses on direct relationship lending within its New England market area. The quality of the assets underwritten is an important factor in the successful operation of a financial institution. Management strives to maintain asset quality through its underwriting standards, servicing of loans and management of non-performing assets.

Asset Quality information for the following periods:

	March 31, 2010			December 31, 2009
(Dollars in thousands)	Amount	%		Amount	%
Nonaccrual loans	$275,207	72.6%		$263,415	65.5%
Nonaccrual restructured loans	73,641	19.4		109,562	27.3
Nonaccrual foreclosed property	30,474	8.0		28,988	7.2

Nonperforming assets	$379,322	100.0%		$401,965	100.0%

Loans 90 days or more past due and still accruing	$715			$286

Asset Quality Ratios:
Nonaccrual and restructured loans as a percentage of total loans		3.20%			3.38%
Non-performing assets as a percentage of:
Total assets		2.10			2.27
Total loans plus foreclosed property		3.47			3.63
Net charge-offs as a percentage of average loans		1.47			1.68
Allowance for loan losses as a percentage of total loans		3.16			3.09
Allowance for credit losses as a percentage of total loans		3.25			3.18
Ratio of allowance for loan losses to:
Net charge-offs		8.53	x		6.59	x
Nonaccrual and restructured loans		0.99			0.91

Non-performing assets, loan delinquency and credit losses are considered to be key measures of asset quality. Asset quality is one of the key factors in the determination of the level of the allowance for loan losses. See “Allowance for Loan Losses Methodology” contained elsewhere within this section for further information on the allowance.

Nonperforming Assets

The following table details nonperforming assets for the periods presented:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	% (a)	Amount	% (a)
Loans:
Continuing Portfolio:
Consumer finance:
Residential	$105,607	3.66%	$109,567	3.79%
Consumer	33,567	1.23	38,755	1.40

Total consumer finance	139,174	2.48	148,322	2.62

Commercial:
Commercial banking	75,133	3.68	70,614	3.47
Equipment financing	32,985	3.94	30,152	3.40

Total commercial	108,118	3.75	100,766	3.45

Commercial real estate	50,711	2.46	56,144	2.71
Residential development	34,651	35.56	47,264	41.25

Total commercial real estate	85,362	3.96	103,408	4.73

Non-performing loans - continuing portfolio	332,654	3.13	352,496	3.27

Liquidating Portfolio:
NCLC	3,309	100.00	4,233	87.88
Consumer (home equity)	12,885	6.22	16,248	7.41

Non-performing loans - liquidating portfolio	16,194	7.69	20,481	9.15

Total non-performing loans	$348,848	3.21%	$372,977	3.39%

Foreclosed and repossessed assets:
Continuing Portfolio:
Residential and consumer	$8,486		$9,148
Commercial	20,118		18,143

Total foreclosed and repossessed assets - continuing	$28,604		$27,291

Liquidating Portfolio:
NCLC/Consumer	1,870		1,697

Total foreclosed and repossessed assets	$30,474		$28,988

Total non-performing assets	$379,322		$401,965

(a)	Represent the principal balance of non-performing assets as a percentage of the outstanding principal balance within the comparable loan category. The percentage excludes the impact of deferred costs and unamortized premiums.

It is Webster’s policy that all loans 90 or more days past due are placed in non-accruing status. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection.

Non-performing loans were $348.8 million at March 31, 2010, compared to $373.0 million at December 31, 2009. Non-performing loans are defined as non-accruing loans (including restructured loans). Non-performing assets (non-performing loans plus foreclosed and repossessed assets) from the continuing portfolios totaled $361.3 million, or 95.2% of total non-performing assets at March 31, 2010 as compared to $379.8 million, or 94.5% of total non-performing assets at December 31, 2009. Non-performing assets within the continuing portfolio decreased by $18.5 million for the three months ended March 31, 2010, of which, $9.1 million (49.2%) was associated with the consumer business and $10.7 million (57.8%) was associated with the commercial business lines.

Non-performing loans in the liquidating indirect national construction portfolio and indirect out of footprint home equity portfolio totaled $3.3 million and $12.9 million at March 31, 2010, respectively, and $4.2 million and $16.2 million at December 31, 2009, respectively. There were $1.9 million of foreclosed and repossessed assets from the liquidating portfolio at March 31, 2010 compared to $1.7 million at December 31, 2009. Webster’s liquidating portfolios, consisting of indirect, out of market, home equity and national construction loans, had $210.6 million outstanding at March 31, 2010 compared to $423.9 million when the liquidating portfolios were established at December 31, 2007.

Webster individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement for impairment based on the fair value of expected cash flows or as the value of the associated collateral, adjusted for selling costs. At March

31, 2010, impaired loans totaled $434.5 million, including loans with specific reserves of $166.7 million. At December 31, 2009, impaired loans totaled $401.2 million, including loans with specific reserves of $118.5 million. The increase in impaired loans is primarily related to the restructuring of several commercial real estate loans.

On November 13, 2008 Webster announced a 90-day moratorium on home foreclosures for Webster owned mortgages that were 30 days or more delinquent as of November 4, 2008. The moratorium was subsequently extended to March 31, 2009. Webster also announced a plan to expand mortgage assistance programs to keep families in their homes. Eligible borrowers were required to occupy the home collateralizing the loan as their principal residence, be working in good faith to stay current on their mortgage and provide evidence of sufficient income to support affordable mortgage payments. Mortgage assistance focuses on creating affordable, sustainable payments plans, and may include such options as: temporarily reducing the monthly payment, extending fixed payment periods on adjustable loans, extending mortgages beyond the current length, refinancing or adjusting interest rates. The uses of these options are based on underwriting criteria designed to ensure that borrowers can afford the new terms. As of March 31, 2010, Webster had modified, or was in the process of negotiating modifications, for approximately $36.8 million of mortgages.

Troubled Debt Restructures

A loan whose terms have been modified due to the financial difficulties of a borrower is reported by Webster as a troubled debt restructure (“TDR”). All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. TDRs are by definition impaired loans and have been reported within the impaired loan categories in the preceding table. In accordance with Webster’s credit risk policy, loans or portions of loans are charged off against the allowance for loan losses when deemed by management to be uncollectible. For the three months ended March 31, 2010, Webster charged off $1.9 million for the portion of TDRs deemed to be uncollectible. For the three months ended March 31, 2009, there were no charge offs on TDRs.

The following table presents loans that have been restructured as a TDR as of the dates presented:

(In thousands)	March 31, 2010	December 31, 2009
Residential	$36,788	$59,438
Equipment financing	8,996	9,611
Consumer	7,127	12,453
Commercial	148,572	109,139

Total	$201,483	$190,641

Delinquent loans

The following table sets forth information regarding Webster’s over 30-day delinquent loans, excluding loans held for sale and nonaccrual loans:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Principal Balances	% (a)	Principal Balances	% (a)
Past due 30-89 days:
Continuing Portfolio:
Residential	$30,843	1.07%	$36,086	1.25%
Consumer	27,099	1.00	27,214	0.98
Commercial	28,154	0.98	18,512	0.63
Commercial real estate	16,950	0.82	8,184	0.40
Residential development	2,528	2.59	551	0.48

Total continuing portfolio	$105,574	0.99%	$90,547	0.84%

Liquidating Portfolio:
NCLC	$—	—%	$582	12.08%
Consumer (home equity)	8,596	4.15	9,804	4.47

Liquidating portfolio	$8,596	4.08%	$10,386	4.64%

Total loans past due 30-89 days	$114,170	1.05%	$100,933	0.92%

Past due 90 days or more and accruing:
Continuing portfolio
Commercial	$350	0.01%	$50	0.01%
Commercial real estate	365	0.02	236	0.01
Residential development	—	—	—	—

Total loans past due 90 days and still accruing	$715	0.01%	$286	0.01%

Total over 30-day delinquent loans	$114,885	1.05%	$101,219	0.92%

(a)	Represents the principal balance of past due loans as a percentage of the outstanding principal balance within the comparable loan portfolio category. The percentage excludes the impact of deferred costs and unamortized premiums.

As previously noted, non-performing loans increased as a percentage of the total loan portfolio during the three months ended March 31, 2010. Similarly, non-performing assets, as a percentage of total assets, increased over the December 31, 2009 levels. As a percentage of total loans, loans between 30 and 90 days delinquent were 1.05% and 0.92% at March 31, 2010 and December 31, 2009, respectively.

Allowance for Loan Losses Methodology

The allowance, in the judgment of management, is necessary to provide for estimated loan losses inherent in the loan portfolio. The allowance for loan losses includes allowance allocations calculated in accordance with FASB ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with FASB ASC Topic 450, “Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

At March 31, 2010, the allowance for loan losses was $343.9 million, or 3.2% of the total loan portfolio and 98.6% of total non-performing loans. This compares with an allowance of $341.2 million or 3.1% of the total loan portfolio and 91.5% of total non-performing loans at December 31, 2009. The allowance for loan losses that related to the continuing portfolio was $291.2 million at March 31, 2010 and represented 2.7% of the total loans in the continuing portfolio. Gross charge-offs of the continuing portfolio for the three months ended March 31, 2010 were $33.7 million and consisted of $14.2 million in gross charges for commercial and commercial real estate loans, $9.9 million in gross charges for consumer loans, $4.5 million in gross charges for residential lending and $5.1 million for residential development. Charge-offs from the continuing portfolios increased by $13.5 million during the three months ended March 31, 2010 when compared to charge-offs of $20.2 million for the three months ended March 31, 2009. The increase in charge-off activity reflects the focus on non-accrual resolution and updated valuations of non-performing loans for the three months ended March 31, 2010. The allowance for loan losses that related to the liquidating portfolio was $52.7 million at March 31, 2010 and represented 25.0% of the total loans in the liquidating portfolio. Liquidating portfolio charge-offs of $9.4 million for the three months ended March 31, 2010 consisted of $0.1 million in gross charges for construction loans and $9.3 million in gross charges for consumer home equity loans. Charge-offs from the liquidating portfolios decreased by $2.6 million during the three months ended March 31, 2010 when compared to the $12.0 million taken during the three months ended March 31, 2009. The allowance for loan losses does not include the reserve for unfunded credit commitments. The increase in the allowance for loan losses year over year reflects the need for increased reserve levels in light of deteriorating economic conditions across all lines of business.

The following table provides detail of activity in the Company’s allowance for loan losses for the three months ended March 31:

(In thousands)	2010	2009
Continuing portfolio:
Balance at beginning of period	$287,784	$191,426
Provision	34,821	53,834
Charge-offs:
Residential	(4,455)	(2,964)
Consumer	(9,896)	(6,541)
Commercial (a)	(14,208)	(10,605)
Residential development	(5,131)	(48)

Total charge-offs - continuing portfolio	(33,690)	(20,158)

Recoveries	2,256	1,460

Net charge-offs - continuing portfolio	(31,434)	(18,698)

Ending balance - continuing portfolio	$291,171	$226,562

Liquidating portfolio:
Balance at beginning of period	$53,400	$43,903
Provision	8,179	11,866
Charge-offs:
NCLC	(70)	(2,086)
Consumer (home equity)	(9,315)	(9,911)

Total charge-offs - liquidating portfolio	(9,385)	(11,997)

Recoveries	506	595

Net charge-offs - liquidating portfolio	(8,879)	(11,402)

Ending balance - liquidating portfolio	52,700	44,367

Ending balance - allowance for loan losses	$343,871	$270,929

(a)	All Small Business loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.

A summary of annualized net charge-offs to average outstanding loans by category follows for the three months ended March 31:

	2010	2009
Net charge-offs continuing:
Residential	0.60%	0.38%
Consumer	1.36	0.77
Commercial (a)	1.00	0.71
Residential Development	19.12	0.12

Net charge-offs continuing	1.17%	0.63%

Net charge-offs liquidating:
NCLC	(20.36)%	39.76%
Consumer (home equity)	17.11	14.26

Net charge-offs liquidating	16.32	15.62

Total net charge-offs to total average loans	1.47%	0.99%

(a)	All Small Business loans, asset based lending, commercial non-mortgage and equipment financing are considered commercial for purposes of reporting charge-offs and recoveries.

Federal Home Loan Bank and Federal Reserve Bank Stock

The Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. As of March 31, 2010, the Bank had $93.2 million of capital stock invested in the Federal Home Loan Bank of Boston (FHLB). This investment is required in order for the Bank to access advances and other extensions of credit for liquidity and funding purposes. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. On December 8, 2008, the FHLB announced a moratorium on the repurchase of excess stock held by its members. Based on requirements to hold a certain amount of capital stock for membership and for advances and other extensions of credit, the Bank was required to hold $55.2 million of FHLB stock on March 31, 2010 and $51.3 million on December 31, 2009. The FHLB suspended paying dividends on its stock starting the fourth quarter of 2008 and throughout 2009 because of a weakened financial position attributable primarily to OTTI charges taken on private label mortgage-backed securities. The system as a whole and the FHLB remain AAA-rated. The Bank continues to monitor the FHLB’s financial condition and progress towards reinstating dividends and its ability to redeem excess stock.

As of March 31, 2010, the Bank had $47.7 million of capital stock invested in the Federal Reserve Bank (FRB). Webster is required to have FRB stock equal to 6% of its capital and surplus of which 3% is paid. The remaining 3% is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. The FRB pays a dividend of 6% annualized. There is no expectation of any change in this payment rate or OTTI at this time.

Deposits

Total deposits increased $361.4 million, or 2.7%, to $14.0 billion at March 31, 2010 from $13.6 billion at December 31, 2009 and $1.3 billion, or 10.2%, from $12.7 billion at March 31, 2009. The increase occurred as a result of increases in Retail, Government Banking and HSA deposits.

Borrowings and Other Debt Obligations

Total borrowed funds, including long-term debt, remained flat at $2.0 billion at March 31, 2010 and December 31, 2009 and decreased $0.5 billion, or 20.0%, from $2.5 billion at March 31, 2009. Borrowings represented 11.2% of assets at March 31, 2010 and December 31, 2009 and 14.4% at March 31, 2009. See Notes 6, 7 and 8 of Notes to Condensed Consolidated Financial Statements for additional information.

Asset/Liability Management and Market Risk

Interest rate risk is the sensitivity of earnings to changes in interest rates and the sensitivity of the economic value of interest-sensitive assets and liabilities over short-term and long-term time horizons. The Asset/Liability Management Committee manages interest rate risk to maximize net income and net economic value over time in changing interest rate environments, within limits set by the Board of Directors. Management measures interest rate risk using simulation analyses to measure earnings and equity at risk. Earnings at risk are defined as the change in earnings from a base scenario due to changes in interest rates. Earnings simulation analysis incorporates assumptions about balance sheet changes such as asset and liability growth, loan and deposit pricing and changes to the mix of assets and liabilities. Equity at risk is defined as the change in the net economic value of assets and liabilities due to changes in interest rates compared to a base net economic value. Economic value is measured as the net present value of future cash flows. Key assumptions in both Earnings and Equity at risk include the behavior of interest rates and spreads, prepayment speeds and the run-off of deposits. From these interest rate risk measures, interest rate risk is quantified and appropriate strategies are formulated and implemented.

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

The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points over a three month period starting March 31, 2010 and December 31, 2009 might have on Webster’s net income for the subsequent twelve month period.

	-200bp	-100bp	+100 bp	+200 bp
March 31, 2010	N/A	N/A	+1.1%	+3.0%
December 31, 2009	N/A	N/A	-1.0%	-1.2%

Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is within policy limits for all scenarios. The flat rate scenario at the end of 2009 assumed a federal funds rate of .25%. The flat rate scenario as of March 31, 2010 assumed a federal funds rate of .25%. The decrease in sensitivity to higher rates since year end is primarily due to derivatives transactions, and increases in fixed rate term funding and long term retail time deposits. As the federal funds rate was at .25% on March 31, 2010, the -100 and -200 basis point scenarios have been excluded.

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s net income for the subsequent three month period starting March 31, 2010 and December 31, 2009.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2010	N/A	N/A	-2.5%	-3.6%	-7.9%	-3.7%	+3.8%	+6.5%
December 31, 2009	N/A	N/A	-4.9%	-8.4%	-10.3%	-5.0%	+5.1%	+9.1%

The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months and the long end is terms of greater than 18 months. Webster’s net income generally benefits from a rise in long term interest rates since more new and existing assets than liabilities are tied to long term rates. A decline in long term interest rates has the opposite effect and is relatively greater in the -100 basis point scenario due to an acceleration of mortgage related asset prepayments. Webster’s net income generally benefits from a fall in short term interest rates since more new and existing liabilities than assets are tied to short term rates over a twelve month period. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base. An increase in short term interest rates has the opposite effect on net income. The primary drivers of decreases in short end sensitivity are derivatives transactions and increases in fixed rate term funding and long term retail time deposits. The primary drivers of decreases in long end sensitivity is lower forecast purchases of fixed rate investment securities; higher volume of long term CDs and higher prevailing market residential mortgage rates. In this slow growth, low earnings environment, base case earnings have been adjusted higher to reflect more normalized credit losses. Webster is within policy for all scenarios.

The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at March 31, 2010 and December 31, 2009 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

	Book Value	Estimated Economic Value	Estimated Economic Value Change
(Dollars in thousands)			-100 BP	+100 BP
March 31, 2010
Assets	$18,024,715	$17,974,980	N/A	$(435,518)
Liabilities	16,168,998	15,693,367	N/A	(287,005)

Total	$1,855,717	$2,281,613	N/A	$(148,513)

Net change as % base net economic value				(6.5)%

December 31, 2009
Assets	$17,739,197	$17,608,132	N/A	$(407,187)
Liabilities	15,781,163	15,299,618	N/A	(255,669)

Total	$1,958,034	$2,308,514	N/A	$(151,518)

Net change as % base net economic value				(6.6)%

The book value of assets exceeded the estimated economic value at March 31, 2010 and December 31, 2009 principally because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $555.4 million and $556.8 million, as of March 31, 2010 and December 31, 2009, respectively.

Changes in net economic value are primarily driven by changing durations of assets and liabilities which are caused by changes in the level of interest rates, spreads and volatilities. Changes in rates, spreads, volatility and on and off-balance sheet composition have had a modest impact on equity at risk at March 31, 2010 versus December 31, 2009 in the +100 basis point scenarios as seen in the table above. The change in equity at risk sensitivity was relatively less than the change in earnings at risk sensitivity due to the longer average duration of assets added during the three months ended March 31, 2010 compared to the average duration and amount of derivative transactions and liabilities added during the three months ended March 31, 2010. Due to the low level of interest rates, the -100 basis point scenario has been excluded.

These net income and economic values estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at March 31, 2010 represents a reasonable level of risk given the current interest rate outlook. Management is prepared to act in the event that interest rates do change rapidly.

Liquidity and Capital Resources

Liquidity management allows Webster to meet its cash needs at a reasonable cost under various operating environments. Liquidity is actively managed and reviewed in order to maintain stable, cost-effective funding to support the balance sheet. Liquidity comes from a variety of sources such as cash flows from operating activities, including principal and interest payments on loans and investments, unpledged securities which can be sold or utilized as collateral to secure funding, and by the ability to attract new deposits. Webster’s goal is to maintain a strong increasing base of core deposits to support its balance sheet.

Management monitors current and projected cash needs and adjusts liquidity as necessary. Webster has a detailed liquidity contingency plan which is designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.

At March 31, 2010 and December 31, 2009, FHLB advances and other extensions of credit totaled $0.6 billion and $0.5 billion, respectively. Webster Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.6 billion at March 31, 2010 and $1.9 billion at December 31, 2009. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $2.3 billion at March 31, 2010 or used to collateralize other borrowings such as repurchase agreements. At March 31, 2010 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $0.5 billion.

Webster’s primary sources of liquidity at the parent company level are dividends from the Bank, investment income and net proceeds from borrowings, investment sales and capital offerings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster’s common stock and the payment of principal and interest to holders of senior notes and capital securities. There are certain restrictions on the payment of dividends by the Bank to the Company. At March 31, 2010, there were no retained earnings available for the payment of dividends to the Company.

Webster’s primary sources of liquidity at the parent company level are dividends from Webster Bank, investment income and net proceeds from borrowings, investment sales and capital offerings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster’s common stock and the payment of principal and interest to holders of senior notes and capital securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company. At March 31, 2010, there were no retained earnings available for the payment of dividends to the Company.

For the three months ended March 31, 2010, a total of 18,854 shares of common stock were repurchased at an average cost of $15.28 per share.

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

For the three months ended March 31, 2010, Webster did not engage in any off-balance sheet transactions that would have a material effect on its condensed consolidated financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, beginning on page 61 under the caption “Asset/Liability Management and Market Risk”.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Webster or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 1A.	RISK FACTORS

During the three months ended March 31, 2010 there were no material changes to the risk factors as previously disclosed in Webster’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Webster common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1 – 31, 2010	5,058	$13.26	—	2,111,200

February 1 – 28, 2010	8,376	15.45	—	2,111,200

March 1 – 31, 2010	5,420	16.92	—	2,111,200

Total	18,854	$15.28	—	2,111,200

(1)	The Company’s current stock repurchase program, which was announced on September 26, 2007, authorized the Company to purchase up to an additional 5% of Webster’s common stock outstanding at the time of authorization, or 2.7 million shares. The program will remain in effect until fully utilized or until modified, superseded or terminated. All 18,854 shares repurchased during the three months ended March 31, 2010 were repurchased outside of the repurchase program in the open market to fund equity compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	[REMOVED AND RESERVED]

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed within the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Certificate of Amendment of Second Restated Certificate of Incorporation of Webster Financial Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2009 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.6	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series C (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.7	Certificate of Designations establishing the rights of the Company’s Non-Voting Perpetual Participating Preferred Stock, Series D (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.8	Bylaws, as amended effective July 27, 2009 (filed as Exhibit 3.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2010 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: May 6, 2010	By:	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer

Date: May 6, 2010	By:	/s/ Gerald P. Plush
Gerald P. Plush
Senior Executive Vice President -
Chief Financial Officer and Chief Risk Officer
(Principal Financial Officer)

Date: May 6, 2010	By:	/s/ Theresa M. Messina
Theresa M. Messina
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed within the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Certificate of Amendment of Second Restated Certificate of Incorporation of Webster Financial Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2009 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.6	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series C (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.7	Certificate of Designations establishing the rights of the Company’s Non-Voting Perpetual Participating Preferred Stock, Series D (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.8	Bylaws, as amended effective July 27, 2009 (filed as Exhibit 3.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2010 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.