Form 10-Q
period 2010-06-30
WEBSTER FINANCIAL CORP
filed 2010-08-03
CIK 801337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31486

WEBSTER FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-1187536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

145 Bank Street (Webster Plaza), Waterbury, Connecticut	06702
(Address of principal executive offices)	(Zip Code)

(203) 578-2202

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of common stock, par value $.01 per share, outstanding as of July 23, 2010 was 78,474,088.

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2010	December 31, 2009
	(Unaudited)
Assets:
Cash and due from banks	$179,490	$171,184
Interest-bearing deposits	40,041	390,310
Investment securities:
Trading, at fair value	8,785	—
Available for sale, at fair value	2,206,362	2,126,043
Held-to-maturity (fair value of $3,270,896 and $2,720,180)	3,136,605	2,658,869

Total investment securities	5,351,752	4,784,912
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	143,874	140,874
Loans held for sale (including $0 and $4,790 of mortgage loans carried at fair value, respectively)	11,109	12,528
Loans	10,856,560	11,036,709
Allowance for loan losses	(344,087)	(341,184)

Loans, net	10,512,473	10,695,525
Deferred tax asset, net	101,855	121,733
Premises and equipment, net	164,865	178,422
Goodwill	529,887	529,887
Other intangible assets, net	24,071	26,865
Cash surrender value of life insurance policies	293,387	289,486
Prepaid FDIC premiums	68,257	79,241
Accrued interest receivable and other assets	322,087	318,230

Total assets	$17,743,148	$17,739,197

Liabilities and Equity:
Deposits:
Noninterest bearing deposits	$1,763,819	$1,664,958
Interest bearing deposits	11,715,726	11,967,169

Total deposits	13,479,545	13,632,127
Federal Home Loan Bank advances	629,828	544,651
Securities sold under agreements to repurchase and other short-term borrowings	960,197	856,846
Long-term debt	586,617	588,419
Accrued expenses and other liabilities	203,222	159,120

Total liabilities	15,859,409	15,781,163

Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares;
Series A issued and outstanding - 28,939 shares	28,939	28,939
Series B issued and outstanding - 300,000 shares and 400,000 shares (net of discount $4,468 and $6,830)	295,532	393,170
Common stock, $.01 par value; Authorized - 200,000,000 shares
Issued - 81,977,210 shares and 81,963,734 shares	820	820
Paid-in capital	1,007,755	1,007,740
Retained earnings	710,295	708,024
Less: Treasury stock, (at cost; 3,920,345 shares and 4,067,057 shares)	(156,539)	(161,911)
Accumulated other comprehensive loss, net	(12,711)	(28,389)

Total Webster Financial Corporation shareholders’ equity	1,874,091	1,948,393

Non controlling interests	9,648	9,641

Total equity	1,883,739	1,958,034

Total liabilities and equity	$17,743,148	$17,739,197

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2010	2009	2010	2009
Interest Income:
Interest and fees on loans and leases	$122,447	$137,533	$245,797	$278,300
Taxable interest and dividends on securities	47,963	41,098	94,559	83,943
Non-taxable interest and dividends on securities	7,480	7,701	15,040	15,683
Loans held for sale	144	833	458	997

Total interest income	178,034	187,165	355,854	378,923

Interest Expense:
Deposits	30,482	49,982	62,433	102,890
Borrowings	15,210	17,895	29,695	38,548

Total interest expense	45,692	67,877	92,128	141,438

Net interest income	132,342	119,288	263,726	237,485
Provision for loan losses	32,000	85,000	75,000	151,000

Net interest income after provision for loan losses	100,342	34,288	188,726	86,485

Non-interest Income:
Deposit service fees	29,345	29,984	57,129	57,943
Loan related fees	7,225	6,350	13,230	12,832
Wealth and investment services	6,218	6,081	12,053	11,831
Mortgage banking activities	427	3,433	289	4,039
Increase in cash surrender value of life insurance policies	2,612	2,665	5,190	5,257
Gain on the exchange of trust preferreds for common stock	—	24,336	—	24,336
Gain on early extinguishment of subordinated notes	—	—	—	5,993
Net gain on assets classified as trading	8,584	—	8,584	—
Net gain (loss) on sale of investment securities	4,364	(13,593)	8,682	(9,135)
Total other-than-temporary impairment losses on securities	(3,054)	(27,110)	(11,268)	(27,110)
Portion of the loss recognized in other comprehensive income	1,866	—	6,400	—

Net impairment losses recognized in earnings	(1,188)	(27,110)	(4,868)	(27,110)
Other income	7,933	3,232	12,247	3,507

Total non-interest income	65,520	35,378	112,536	89,493

Non-interest Expense:
Compensation and benefits	60,584	59,189	121,663	115,658
Occupancy	13,546	13,594	27,986	27,889
Technology and equipment expense	15,657	15,288	30,925	30,428
Intangible assets amortization	1,397	1,450	2,794	2,913
Marketing	5,226	3,196	10,017	6,302
Professional and outside services	3,566	3,394	6,168	7,178
Deposit insurance	7,161	5,959	13,246	10,549
Litigation reserve	19,676	—	19,676	—
Other expenses	20,854	28,007	48,816	47,176

Total non-interest expense	147,667	130,077	281,291	248,093

Income (loss) from continuing operations before income tax expense (benefit)	18,195	(60,411)	19,971	(72,115)
Income tax expense (benefit)	550	(28,536)	905	(29,129)

Income (loss) from continuing operations	17,645	(31,875)	19,066	(42,986)
Income (loss) from discontinued operations, net of tax	—	313	—	313

Consolidated net income (loss)	17,645	(31,562)	19,066	(42,673)
Less: Net income attributable to non controlling interests	7	—	7	13

Net income (loss) attributable to Webster Financial Corporation	17,638	(31,562)	19,059	(42,686)
Preferred stock dividends, accretion of preferred stock discount and gain on extinguishment	(4,908)	48,361	(12,398)	37,932

Net income (loss) available to common shareholders	$12,730	$16,799	$6,661	$(4,754)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited), continued

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2010	2009	2010	2009
Net income (loss) per common share:
Basic
Income (loss) from continuing operations	$0.16	$0.30	$0.08	$(0.10)
Net income (loss) available to common shareholders	0.16	0.31	0.08	(0.09)
Diluted
Income (loss) from continuing operations	0.15	(0.66)	0.08	(0.97)
Net income (loss) available to common shareholders	0.15	(0.65)	0.08	(0.96)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Six months ended June 30, 2009
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non Controlling Interests	Total
Balance, December 31, 2008	$616,326	$566	$733,487	$783,875	$(154,225)	$(105,910)	$9,619	$1,883,738

Cumulative effect of change in accounting principle	—	—	—	11,431	—	(11,431)	—	—
Comprehensive income:
Net loss	—	—	—	(42,686)	—	—	13	(42,673)
Other comprehensive income (loss), net of taxes:
Net change in unrealized gain on securities available for sale	—	—	—	—	—	48,394	—	48,394
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	135	—	135
Net unrealized gain on derivative instruments	—	—	—	—	—	824	—	824
Net actuarial gain and prior service cost for pension and other postretirement benefits	—	—	—	—	—	1,116	—	1,116

Other comprehensive income, net of taxes	—	—	—	—	—	50,469	—	50,469

Total comprehensive income, net of taxes								7,796
Dividends paid on common stock of $.02 per share	—	—	—	(1,055)	—	—	—	(1,055)
Dividends paid on Series A preferred stock $42.50 per share	—	—	—	(9,558)	—	—	—	(9,558)
Dividends incurred on Series B preferred stock $25.00 per share	—	—	—	(10,000)	—	—	—	(10,000)
Subsidiary preferred stock dividends $0.42 per share	—	—	—	(431)	—	—	—	(431)
Exercise of stock options	—	—	—	—	—	—	—	—
Repurchase of 8,569 common shares	—	—	—	—	(51)	—	—	(51)
Stock-based compensation expense	—	—	1,246	—	—	—	—	1,246
Accretion of preferred stock discount	872	—	—	(872)	—	—	—	—
Restricted stock grants and expense	—	—	5,860	222	(2,847)	—	—	3,235
Conversion of Series A preferred stock	(168,500)	60	49,069	58,792	—	—	—	(60,579)
Extinguishment of Trust Preferred Securities	—	53	36,780	—	—	—	—	36,833
Additional issuance costs associated with the issuance of the Series B preferred stock and warrant	—	—	(24)	—	—	—	—	(24)

Balance, June 30, 2009	$448,698	$679	$826,418	$789,718	$(157,123)	$(66,872)	$9,632	$1,851,150

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited), continued

	Six months ended June 30, 2010
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Non Controlling Interests	Total
Balance, December 31, 2009	$422,109	$820	$1,007,740	$708,024	$(161,911)	$(28,389)	$9,641	$1,958,034

Comprehensive income:
Net income	—	—	—	19,059	—	—	7	19,066
Other comprehensive income (loss), net of taxes:
Net change in unrealized gain on securities available for sale	—	—	—	—	—	22,387	—	22,387
Net change in non-credit related other than temporary impairment on securities	—	—	—	—	—	(3,633)	—	(3,633)
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	192	—	192
Net unrealized loss on derivative instruments	—	—	—	—	—	(4,043)	—	(4,043)
Net actuarial gain and prior service cost for pension and other postretirement benefits	—	—	—	—	—	775	—	— 775

Other comprehensive income, net of taxes	—	—	—	—	—	15,678	—	15,678

Total comprehensive income, net of taxes								34,744
Dividends paid on common stock of $.02 per share	—	—	—	(1,567)	—	—	—	(1,567)
Dividends paid on Series A preferred stock $42.50 per share	—	—	—	(1,230)	—	—	—	(1,230)
Dividends incurred on Series B preferred stock $25.00 per share	—	—	—	(8,375)	—	—	—	(8,375)
Redemption of Preferred Stock	(98,365)	—	—	(1,635)	—	—	—	(100,000)
Subsidiary preferred stock dividends $0.42 per share	—	—	—	(432)	—	—	—	(432)
Exercise of stock options	—	—	(216)	—	418	—	—	202
Repurchase of 33,200 common shares	—	—	—	—	(571)	—	—	(571)
Stock-based compensation expense	—	—	165	(1,492)	3,157	—	—	1,830
Accretion of preferred stock discount	727	—	—	(727)	—	—	—	—
Issuance of common stock	—	—	66	(1,330)	2,368	—	—	1,104

Balance, June 30, 2010	$324,471	$820	$1,007,755	$710,295	$(156,539)	$(12,711)	$9,648	$1,883,739

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(In thousands)	2010	2009
Operating Activities:
Consolidated net income (loss)	$19,066	$(42,673)
Income from discontinued operations, net of tax	—	313

Income (loss) from continuing operations	19,066	(42,986)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Provision for loan losses	75,000	151,000
Deferred tax benefit	5,623	4,437
Depreciation and amortization	44,716	29,742
Gain on early extinguishment of subordinated notes	—	(4,504)
Gain on exchange of trust preferred securities for common stock	—	(24,336)
Stock-based compensation	1,832	4,481
Foreclosed and repossessed asset write-downs	2,953	6,279
Write-down of premises and equipment	48	1,150
Loss on write-down of investments to fair value	4,868	27,110
Gain on fair value adjustment of direct investments	(1,943)	—
Loss on fair value adjustment of derivative instruments	1,774	—
Net (gain) loss on the sale of investment securities	(8,682)	9,135
Net gain on assets classified as trading	(8,584)	—
Net (increase) decrease in trading securities	(201)	76
Increase in cash surrender value of life insurance policies	(6,136)	(5,257)
Net decrease (increase) in loans held for sale	1,419	(89,412)
Net decrease (increase) in accrued interest receivable and other assets	19,092	(49,511)
Net increase (decrease) in accrued expenses and other liabilities	30,226	(41,434)

Net cash provided by (used for) operating activities	181,071	(24,030)

Investing Activities:
Net decrease in interest-bearing deposits	350,269	13,938
Purchases of available for sale securities	(645,406)	(688,091)
Proceeds from maturities and principal payments of available for sale securities	320,295	99,085
Proceeds from sales of available for sale securities	267,234	410,336
Purchases of held-to-maturity securities	(713,221)	(286,084)
Proceeds from maturities and principal payments of held-to-maturity securities	231,736	242,530
Purchases of FHLB and FRB stock	(3,000)	(3,000)
Net decrease in loans	85,477	264,214
Proceeds from life insurance policies	2,237	—
Proceeds from sale of foreclosed properties	9,946	11,789
Proceeds from sale of premises and equipment	675	—
Purchases of premises and equipment	(5,649)	(13,283)

Net cash (used for) provided by investing activities	(99,407)	51,434

Financing Activities:
Net (decrease) increase in deposits	(152,582)	1,289,693
Proceeds from Federal Home Loan Bank advances	299,000	9,420,286
Repayments of Federal Home Loan Bank advances	(213,217)	(10,091,665)
Net increase (decrease) in securities sold under agreements to repurchase and other short-term debt	104,312	(554,912)
Redemption of preferred stock	(100,000)	—
Conversion of Series A Preferred Stock	—	(58,975)
Repayment of long-term debt	—	(15,928)
Issuance of Preferred Stock, net of issuance costs	—	(24)
Cash dividends paid to common shareholders	(1,569)	(1,055)
Cash dividends paid to preferred shareholders of consolidated affiliate	(432)	(431)
Cash dividends paid to preferred shareholders	(9,605)	(19,225)
Exercise of stock options	202	—
Tax benefit for treasury stock repurchases	(571)	—
Common stock issued	1,104	—
Common stock repurchased	—	(51)

Net cash used for financing activities	(73,358)	(32,287)

Cash Flows from Discontinued Operations:
Operating Activities	—	313

Net cash provided by discontinued operations	—	313

Net increase (decrease) in cash and due from banks	8,306	(4,570)
Cash and due from banks at beginning of period	171,184	259,208

Cash and due from banks at end of period	$179,490	$254,638

Supplemental disclosure of cash flow information:
Interest paid	$93,155	$147,672
Income taxes paid	662	1,847
Noncash investing and financing activities:
Gain on early extinguishment of fair value hedge of subordinated debt	$—	$1,489
Transfer of loans and leases, net to repossessed assets	15,802	21,253

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Nature of Operations. Webster Financial Corporation (“Webster” or the “Company”) is a financial holding company and a bank holding company headquartered in Waterbury, Connecticut that delivers, through its subsidiaries, financial services to individuals, families and businesses throughout New England and into Westchester County, New York. Webster also offers equipment financing, asset-based lending, commercial real estate lending, health savings accounts and, prior to November 2009, insurance premium (“BIC”) financing on a national basis.

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

The Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2009, included in Webster’s Annual Report on Form 10-K filed with the SEC on March 1, 2010 (the “2009 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Use of Estimates. The preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements. Actual results could differ from those estimates. The allowance for loan losses, the fair value of financial instruments, the deferred tax asset valuation allowance, status of contingencies and the status of goodwill evaluation are particularly subject to change.

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

Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of Webster’s comprehensive income include the after-tax effect of changes in the net unrealized gain/loss on securities available for sale, change in non-credit related other than temporary impairment on securities, amortization of unrealized losses on securities transferred to held to maturity, changes in the net actuarial gain/loss on defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments. Comprehensive income for the six months ended June 30, 2010 and 2009 is reported in the accompanying condensed consolidated statements of shareholders equity.

Reclassifications. Certain items in prior financial statements have been reclassified to conform to current presentation.

There have been no other changes to our significant accounting policies that were disclosed in the 2009 Form 10-K.

Accounting Standards Updates

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. See Note 13 – Fair Value Measurements.

ASU No. 2010-11, “Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will become effective for the Company on July 1, 2010 and are not expected to have a significant impact on the Company’s Condensed Consolidated Financial Statements.

ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” On July 21, 2010, the FASB issued ASU No. 2010-20 which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 will be effective for the Company’s consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s consolidated financial statements that include periods beginning on or after January 1, 2011.

NOTE 2: Investment Securities

The following table presents a summary of the cost, carrying value and fair value of Webster’s investment securities.

	June 30, 2010
		Recognized in OCI			Not Recognized in OCI
(Dollars in thousands)	Amortized cost (a)(b)	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Trading:
Equity securities (a)	$8,785	$—	$—	$8,785	$—	$—	$8,785

Total Trading	$8,785	$—	$—	$8,785	$—	$—	$8,785

Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency notes - GSE	130,167	114	—	130,281	—	—	130,281
Agency collateralized mortgage obligations (“CMOs”) - GSE	790,027	18,816	—	808,843	—	—	808,843
Pooled trust preferred securities (b)	70,357	2,316	(14,117)	58,556	—	—	58,556
Single issuer trust preferred securities	50,780	—	(10,592)	40,188	—	—	40,188
Equity securities-financial institutions (c)	6,260	465	(329)	6,396	—	—	6,396
Mortgage-backed securities - GSE	830,838	40,597	—	871,435	—	—	871,435
Mortgage-backed securities - Private Label	299,560	9,967	(19,064)	290,463	—	—	290,463

Total available for sale	$2,178,189	$72,275	$(44,102)	$2,206,362	$—	$—	$2,206,362

Held to maturity:
Municipal bonds and notes	$674,473	$—	$—	$674,473	$16,309	$(2,290)	$688,492
Agency collateralized mortgage obligations (“CMOs”) - GSE	654,300	—	—	654,300	16,948	—	671,248
Mortgage-backed securities - GSE	1,763,558	—	—	1,763,558	102,410	(73)	1,865,895
Mortgage-backed securities - Private Label	44,274	—	—	44,274	987	—	45,261

Total held to maturity	$3,136,605	$—	$—	$3,136,605	$136,654	$(2,363)	$3,270,896

Total investment securities	$5,323,579	$72,275	$(44,102)	$5,351,752	$136,654	$(2,363)	$5,486,043

(a)	Amortized cost includes $8.6 million mark to market gain at June 30, 2010.
(b)	Amortized cost is net of $39.2 million of credit related other-than-temporary impairments at June 30, 2010.
(c)	Amortized cost is net of $21.7 million of other-than-temporary impairments at June 30, 2010.

	December 31, 2009
		Recognized in OCI			Not Recognized in OCI
(Dollars in thousands)	Amortized cost (a)(b)	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency notes - GSE	130,343	—	(196)	130,147	—	—	130,147
Agency collateralized mortgage obligations (“CMOs”) - GSE	320,682	260	(2,085)	318,857	—	—	318,857
Pooled trust preferred securities (a)	76,217	5,288	(10,816)	70,689	—	—	70,689
Single issuer trust preferred securities	50,692	—	(11,978)	38,714	—	—	38,714
Equity securities - financial institutions (b)	6,826	251	(478)	6,599	—	—	6,599
Mortgage-backed securities - GSE	1,365,005	45,782	(845)	1,409,942	—	—	1,409,942
Mortgage-backed securities - Private Label	178,870	1,113	(29,088)	150,895	—	—	150,895

Total available for sale	$2,128,835	$52,694	$(55,486)	$2,126,043	$—	$—	$2,126,043

Held to maturity:
Municipal bonds and notes	$686,495	$—	$—	$686,495	$14,663	$(4,018)	$697,140
Mortgage-backed securities - GSE	1,919,882	—	—	1,919,882	55,109	(4,151)	1,970,840
Mortgage-backed securities - Private Label	52,492	—	—	52,492	—	(292)	52,200

Total held to maturity	$2,658,869	$—	$—	$2,658,869	$69,772	$(8,461)	$2,720,180

Total investment securities	$4,787,704	$52,694	$(55,486)	$4,784,912	$69,772	$(8,461)	$4,846,223

(a)	Amortized cost is net of $43.5 million of credit related other-than-temporary impairments at December 31, 2009.
(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at December 31, 2009.

Securities with a carrying value totaling $2.4 billion at June 30, 2010 and $2.2 billion at December 31, 2009 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

The amortized cost and fair value of debt securities at June 30, 2010, by contractual maturity, are set for the below.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$130,367	$130,481	$11,528	$11,529
Due after one year through five years	24,769	24,953	3,349	3,403
Due after five through ten years	47,486	38,117	383,690	406,077
Due after ten years	1,969,307	2,006,415	2,738,038	2,849,887

Totals	$2,171,929	$2,199,966	$3,136,605	$3,270,896

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2010, the Company had $696.4 million of callable securities in its investment portfolio.

At June 30, 2010 and December 31, 2009, the Company had no investments in obligations of individual states, counties, or municipalities, which exceed 10% of consolidated shareholders’ equity.

Management evaluates securities for other than temporary impairment (“OTTI”) on a quarterly basis. All securities classified as held to maturity or available for sale that are in an unrealized loss position are evaluated for OTTI. Consideration is given to, among other qualitative factors; current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, and all available information relevant to the collectability of debt securities. If the Company intends to sell the security or, if it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, the security’s amortized cost is written down to fair value and the respective loss is recorded as non-interest expense in the Consolidated Statement of Operations. If the Company does not intend to sell the security and if it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any non-credit related impairment charge of a debt security is recognized as a loss in non-interest income in the Consolidated Statement of Operations. The remaining impairment is recorded in other comprehensive income (“OCI”). A decline in the value of an equity security that is considered OTTI is recorded as a loss in non-interest income in the Consolidated Statements of Operations.

The following table provides information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position at June 30, 2010.

		June 30, 2010
		Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	# of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
U.S. Treasury Bills	1	$200	$—	$—	$—	$200	$—
Agency notes - GSE	—	—	—	—	—	—	—
Agency CMOs - GSE	—	—	—	—	—	—	—
Pooled trust preferred securities	10	49,204	(11,672)	3,083	(2,444)	52,287	(14,116)
Single issuer trust preferred securities	9	—	—	40,187	(10,592)	40,187	(10,592)
Equity securities	14	1,370	(329)	—	—	1,370	(329)
Mortgage-backed securities-GSE	—	—	—	—	—	—	—
Mortgage-backed securities-Private Label	5	5,349	(6)	65,265	(19,059)	70,614	(19,065)

Total available for sale	39	$56,123	$(12,007)	$108,535	$(32,095)	$164,458	$(44,102)

Held-to-maturity:
Municipal bonds and notes	108	$91,623	$(1,425)	$12,440	$(865)	$104,063	$(2,290)
Mortgage-backed securities-GSE	1	—	—	10,159	(73)	10,159	(73)
Mortgage-backed securities-Private Label	—	—	—	—	—	—	—

Total held-to-maturity	109	$91,623	$(1,425)	$22,599	$(938)	$114,222	$(2,363)

Total investment securities	148	$147,746	$(13,432)	$131,134	$(33,033)	$278,680	$(46,465)

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

The following summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available for sale portfolio were other-than-temporarily impaired at June 30, 2010.

Trust Preferred Securities – Pooled Issuers – At June 30, 2010, the fair value of the pooled trust preferred securities was $58.6 million, a decrease of $12.1 million from the fair value of $70.7 million at December 31, 2009. The gross unrealized loss of $14.1 million, at June 30, 2010 is primarily attributable to changes in interest rates including a liquidity spread premium to reflect the inactive and illiquid nature of the trust preferred securities market at this time. For the three and six months ended June 30, 2010, respectively, the Company recognized $1.2 million and $4.8 million in OTTI for these securities, reflective of payment deferrals and credit deterioration of the underlying collateral. Non credit related OTTI of $1.9 million and $6.4 million on securities not expected to be sold and for which it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis, was recognized in OCI during the three and six months ended June 30, 2010, respectively. The pooled trust preferred portfolio consists of collateralized debt obligations (“CDOs”) containing predominantly bank and insurance collateral that are investment grade and below investment grade. The Company employs an internal CDO model for projection of future cash flows and discounting those cash flows to a net present value. An internal model is used to value the securities due to the continued inactive market and illiquid nature of pooled trust preferred in the entire capital structure. Each underlying issuer in the pools is rated internally using the latest financial data on each institution, and future deferrals, defaults and losses are then estimated on the basis of continued stress in the financial markets. Further, all current and projected deferrals are not assumed to cure, and all current and projected defaults are assumed to have no recovery value. The resulting net cash flows are then discounted at current market levels for similar types of products that are actively trading. To determine potential OTTI due to credit losses, management compares the amortized cost to the present value of expected cash flows adjusted for deferrals and defaults using the discount margin at the time of purchase. Other factors considered include an analysis of excess subordination and temporary interest shortfall coverage. Based on the valuation analysis as of June 30, 2010, management expects to fully recover the remaining amortized cost of those securities not deemed to be other-than-temporarily impaired. However, additional interest deferrals, defaults, or ratings changes could result in future OTTI charges.

The following table summarizes pertinent information that was considered by management in evaluating Trust Preferred Securities – Pooled Issuers for OTTI.

Trust Preferred Securities - Pooled Issuers

		Amortized	Unrealized		Fair	Lowest Credit Ratings as of June 30,	Total Other-Than- Temporary Impairment thru	% of Performing Bank/ Insurance	Current Deferrals/ Defaults (As a % of Original
Deal Name (d)	Class	Cost (b)	Gains	(Losses)	Value	2010 (a)	June 30, 2010	Issuers	Collateral)
(Dollars in thousands)
Security A	MEZ	$815	$323	$—	$1,138	C	$(1,866)	81.3%	25.4%
Security B	C	920	276	—	1,196	CCC	(4,094)	94.4	9.9
Security E	B	2,173	—	(43)	2,130	C	(7,909)	71.4	29.2
Security F-1	C	2,218	1,717	—	3,935	C	(10,850)	83.7	21.1
Security F-2	C	621	—	(436)	185	C	—	83.7	21.1
Security G (c) (d)	B	1,963	—	(904)	1,059	CC	(4,994)	71.4	26.3
Security H	B	3,508	—	(1,402)	2,106	B	(326)	100.0	—
Security I	B	4,483	—	(1,809)	2,674	B	(346)	94.4	9.9
Security J	B	5,248	—	(2,249)	2,999	B	(806)	98.0	4.2
Security G (d)	A	7,303	—	(54)	7,249	B	(2,040)	72.6	31.0
Security L	B	8,789	—	(3,608)	5,181	B	(793)	96.0	6.6
Security M (c) (d)	A	8,180	—	(1,019)	7,161	D	(4,092)	58.2	42.8
Security N	A	24,136	—	(2,593)	21,543	AA	(1,104)	96.9	4.2

		$70,357	$2,316	$(14,117)	$58,556		$(39,220)

(a)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(b)	For the securities deemed impaired, the amortized cost reflects previous OTTI recognized in earnings.
(c)	Credit-related OTTI of $1.2 million was recognized on these 2 securities during the three months ended June 30, 2010.
(d)	During the six months ended June 30, 2010, OTTI of $4.8 million was recognized on these 3 securities, in addition to Security D, which was sold during the three months ended June 30, 2010.

Trust Preferred Securities – Single Issuers – At June 30, 2010, the fair value of the single issuer trust preferred portfolio was $40.2 million, an increase of $1.5 million from the fair value of $38.7 million at December 31, 2009. The gross unrealized loss of $10.6 million at June 30, 2010 is primarily attributable to changes in interest rates and wider credit spreads over the holding period of these securities. The single issuer portfolio consists of five investments issued by three large capitalization, money center financial institutions, which continued in their ability to service debt and indications of stabilization in their capital structures. Based on the review of the qualitative and quantitative factors presented above, these securities were not deemed to be other-than-temporarily impaired at June 30, 2010 as the Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost.

The following table summarizes pertinent information that was considered by management in determining if OTTI existed within the single issuer trust preferred securities portfolio in the current reporting period.

Trust Preferred Securities - Single Issuers

Deal Name	Amortized Cost	Unrealized Losses	Fair Value	Lowest Credit Ratings as of June 30, 2010	Total Other-Than- Temporary Impairment thru June 30, 2010
(Dollars in thousands)
Security B	$6,798	$(1,843)	$4,955	BB	$—
Security C	8,572	(1,348)	7,224	BBB	—
Security D	9,540	(2,790)	6,750	BB	—
Security E	11,646	(2,092)	9,554	BBB	—
Security F	14,224	(2,519)	11,705	BBB	—

	$50,780	$(10,592)	$40,188		$—

Agency notes – GSE – There were no unrealized losses in the Company’s investment in agency notes at June 30, 2010 compared to $0.2 million at December 31, 2009. The contractual cash flows for these investments are performing as expected. With lower overall yields and higher prices during the second quarter ended June 30, 2010, these securities are all at unrealized gains.

Agency CMOs – GSE – There were no unrealized losses in the Company’s investment in agency CMOs at June 30, 2010 compared to $2.1 million at December 31, 2009. The contractual cash flows for these investments are performing as expected. With lower overall yields and higher prices during the second quarter ended June 30, 2010, these securities are all at unrealized gains.

Equity securities – The unrealized losses on the Company’s investment in equity securities decreased to $0.3 million at June 30, 2010 from $0.5 million at December 31, 2009. This portfolio consists primarily of investments in the common stock of small capitalization financial institutions based in New England ($5.2 million of the total fair value at June 30, 2010) and auction rate preferred securities ($1.2 million of the total fair value at June 30, 2010). When estimating the recovery period for equity securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Company determined its holdings of equity securities were not deemed to be other-than-temporarily impaired at June 30, 2010.

Mortgage-backed securities – GSE – There were no unrealized losses in the Company’s investment in residential mortgage-backed securities issued by the GSEs at June 30, 2010 compared to $0.8 million in unrealized losses at December 31, 2009. The contractual cash flows for these investments are performing as expected with the exception of unexpected principal prepayments resulting from GSE buyout programs initiated in first quarter ended March 31, 2010 and second quarter ended June 30, 2010. With lower overall yields and higher prices during the second quarter ended June 30, 2010, these securities are all at unrealized gains.

Mortgage-backed securities – Private Label – The unrealized losses on the Company’s investment in commercial mortgage-backed securities issued by entities other than GSEs decreased to $19.1 million at June 30, 2010 from $29.1 million at December 31, 2009. This decrease is primarily the result of improvement in credit spreads in 2010 compared to 2009, and the recent overall drop in yields and higher prices during the second quarter ended June 30, 2010. The contractual cash flows for these investments are performing as expected. As the decline in market value is attributable to cumulative changes in interest rates and not due to underlying credit deterioration, and because management does not have the intent to sell the securities, and based upon available evidence it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

The following summarizes by investment security type the basis for the conclusion that the applicable investment securities within the Company’s held-to-maturity portfolio were not other-than-temporarily impaired at June 30, 2010:

Municipal bonds and notes – The unrealized losses on the Company’s investment in municipal bonds and notes decreased to $2.3 million at June 30, 2010 from $4.0 million at December 31, 2009. This decrease is primarily the result of interest rate changes in 2010 compared to 2009. These securities are primarily insured AA and A rated general obligation bonds with stable ratings. The Company does not intend to sell these investments and has determined, based upon available evidence, it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost, therefore the Company has determined that these investments were not other-than-temporarily impaired at June 30, 2010.

Mortgage-backed securities – GSE – The unrealized losses on the Company’s investment in residential mortgage-backed securities issued by the GSEs was $0.1 million at June 30, 2010 a decrease of $4.1 million as compared to $4.2 million at December 31, 2009. The contractual cash flows for these investments are performing as expected with the exception of unexpected principal prepayments resulting from GSE buyout programs initiated in the first quarter and second quarter 2010. As the increase in market value is attributable to cumulative changes in interest rates versus underlying credit deterioration, and because management does not have the intent to sell the securities and based upon available evidence, it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

Mortgage-backed securities – Private Label – There were no unrealized losses on the Company’s investment in residential mortgage-backed securities issued by entities other than GSEs at June 30, 2010 compared to $0.3 million at December 31, 2009. These securities carry AAA ratings and are currently performing as expected. The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost and therefore the Company has determined that these investments were not other-than-temporarily impaired at June 30, 2010.

There were no significant credit downgrades on held-to-maturity securities during the three and six months ended June 30, 2010, which are currently performing as anticipated. Management expects that recovery of these temporarily impaired securities will occur over the weighted-average estimated remaining life of these securities.

For the three and six months ended June 30, 2010 and 2009, proceeds from sale of available for sale securities were $146.6 million and $267.2 million and $8.0 million and $410.3 million, respectively. Gross gains and losses realized from the sale of available for sale securities were $4.4 million and $0.0 million, and $0.1 million and $13.7 million, respectively, for the three months ended June 30, 2010 and 2009. Gross gains and losses realized from the sale of available for sale securities were $8.7 million and $0.0 million, and $6.0 million and $15.1 million, respectively, for the three and six months ended June 30, 2010 and 2009. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

The following tables summarize the impact of net realized gains and losses on sales of securities and the impact of the recognition of other-than-temporary impairments for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,
	2010				2009
(In thousands)	Gains	Losses	OTTI Charges	Net	Gains	Losses	OTTI Charges	Net
Trading securities:
Equity securities	$15,016	$—	$—	$15,016	$—	$—	$—	$—
Municipal bonds and notes	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—

Total trading	15,016	—	—	15,016	—	—	—	—

Available for sale:
Agency notes - GSE	—	—	—	—	—	—	—	—
Agency CMOs - GSE	4,024	—	—	4,024	—	—	—	—
Pooled trust preferred securities	340	—	(1,188)	(848)	—	(11,912)	(23,610)	(35,522)
Single issuer trust preferred securities	—	—	—	—	—	—	—	—
Equity securities	—	—	—	—	97	(1,778)	(3,500)	(5,181)
Mortgage-backed securities-GSE	—	—	—	—	—	—	—	—
Mortgage-backed securities-Private Label	—	—	—	—	—	—	—	—

Total available for sale	4,364	—	(1,188)	3,176	97	(13,690)	(27,110)	(40,703)

Total	$19,380	$—	$(1,188)	$18,192	$97	$(13,690)	$(27,110)	$(40,703)

	Six months ended June 30,
	2010				2009
(In thousands)	Gains	Losses	OTTI Charges	Net	Gains	Losses	OTTI Charges	Net
Trading securities:
Equity securities	$15,016	$—	$—	$15,016	$—	$(1)	$—	$(1)
Municipal bonds and notes	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—

Total trading	15,016	—	—	15,016	—	(1)	—	(1)

Available for sale:
Agency notes - GSE	—	—	—	—	—	—	—	—
Agency CMOs - GSE	8,342	—	—	8,342	—	—	—	—
Pooled trust preferred securities	340	—	(4,802)	(4,462)	—	(11,912)	(23,610)	(35,522)
Single issuer trust preferred securities	—	—	—	—	—	—	—	—
Equity securities	—	—	(66)	(66)	303	(3,221)	(3,500)	(6,418)
Mortgage-backed securities-GSE	—	—	—	—	5,696	—	—	5,696
Mortgage-backed securities-Private Label	—	—	—	—	—	—	—	—

Total available for sale	8,682	—	(4,868)	3,814	5,999	(15,133)	(27,110)	(36,244)

Total	$23,698	$—	$(4,868)	$18,830	$5,999	$(15,134)	$(27,110)	$(36,245)

The following is a roll forward of the amount of credit related OTTI recognized in earnings for the three and six months ended June 30, 2010:

(In thousands)	Three months ended June 30, 2010	Six months ended June 30, 2010
Balance of credit related OTTI, beginning of year	$47,105	$43,492
Additions for credit related OTTI not previously recognized (a)	1,188	4,802
Reduction for securities sold	(9,073)	(9,073)
Reduction for non-credit related OTTI previously recognized when there is no intent and/or requirement to sell before recovery of the amortized cost basis	—	—

Subtotal of additions and reductions, net	(7,885)	(4,271)

Balance of credit-related OTTI end of period	$39,220	$39,221

(a)	The $1.2 million and $4.8 million additions to credit related OTTI for the three and six months ended June 30, 2010, respectively, are reflective of payment deferrals and credit deterioration of the underlying collateral.

To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record impairment charges for other-than-temporary impairment in future periods.

In addition to investment securities, the Company carries investments in private equity funds. These investments, which totaled $14.5 million at June 30, 2010, are included in other assets in the Condensed Consolidated Balance Sheet. The Company recognized $1.3 million and $2.0 million gain, net of OTTI charges, on these investments during the three and six months ended June 30, 2010. These amounts are included in other non-interest income on the Condensed Consolidated Statement of Operations.

During the second quarter ended June 30, 2010, the Company sold 594,107 shares at $12 per share of its investment in Higher One Holdings Inc., as part of that company’s initial public offering on June 29, 2010. A gain of $6.4 million is recorded in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2010. As of June 30, 2010 the Company holds 605,893 shares in Higher One’s common stock, which are classified as trading assets in the investment portfolio. As such, the Company will book any gain or loss from the shares being marked to market value until they are sold. For the three and six months ended June 30, 2010 the Company recorded a gain of $8.6 million for the mark to market value on these trading assets.

NOTE 3: Loans, Net

A summary of loans, net follows:

	At June 30, 2010		At December 31, 2009
(In thousands)	Amount	%	Amount	%
Residential mortgage loans:
1-4 family	$2,914,640	26.7%	$2,825,938	25.6%
Permanent-NCLC	28,245	0.3	36,790	0.3
Construction	27,945	0.3	27,408	0.2
Liquidating portfolio-construction loans	2,383	0.1	4,817	0.1

Total residential mortgage loans	2,973,213	27.4	2,894,953	26.2

Consumer loans:
Home equity loans	2,666,355	24.5	2,745,154	24.9
Liquidating portfolio-home equity loans	194,554	1.8	219,125	2.0
Other consumer	29,941	0.3	27,590	0.2

Total consumer loans	2,890,850	26.6	2,991,869	27.1

Commercial loans:
Commercial non-mortgage	1,537,824	14.2	1,505,181	13.6
Asset-based loans	488,312	4.5	527,187	4.8
Equipment financing	795,384	7.3	886,892	8.1

Total commercial loans	2,821,520	26.0	2,919,260	26.5

Commercial real estate:
Commercial real estate	1,928,459	17.8	1,921,685	17.4
Commercial construction	116,169	1.1	148,173	1.3
Residential development	82,822	0.7	114,586	1.1

Total commercial real estate	2,127,450	19.6	2,184,444	19.8

Net unamortized premiums	11,330	0.1	12,512	0.1
Net deferred costs	32,197	0.3	33,671	0.3

Total unamortized premiums and deferred costs	43,527	0.4	46,183	0.4

Total loans	10,856,560	100.0%	11,036,709	100.0%

Less: allowance for loan losses	(344,087)		(341,184)

Loans, net	$10,512,473		$10,695,525

A majority of loans are secured by real estate in the state of Connecticut. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio is dependent on economic and market conditions in Connecticut.

Loans totaling $4.0 billion at June 30, 2010 and $4.1 billion at December 31, 2009 were pledged as collateral for borrowings, as required or permitted by law.

Non-Performing Loans. Accrual of interest is discontinued if the loan is placed on nonaccrual status. Residential real estate and consumer loans are placed on nonaccrual status at 90 days past due. All commercial loans are subject to a detailed review by the Company’s credit risk team when 90 days past due and a specific determination is made to put a loan on non-accrual status. When a loan is transferred to nonaccrual status, unpaid accrued interest is reversed and charged against interest income. Interest on loans that are more than 90 days past due, as well as on certain other loans as determined by management, is no longer accrued and all previously accrued and unpaid interest is charged to interest income. Nonaccrual loans totaled $317.3 million and $373.0 million at June 30, 2010 and December 31, 2009, respectively. Interest on nonaccrual loans that would have been recorded as additional interest income for the three and six months ended June 30, 2010 and 2009 had the loans been current in accordance with their original terms totaled $5.5 million and $10.3 million, $7.8 and million and $13.9 million, respectively.

Impaired Loans. Webster individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement for impairment based on the fair value of expected cash flows or collateral. At June 30, 2010, impaired loans totaled $442.8 million, including loans of $286.0 million with an impairment allowance of $39.2 million. At December 31, 2009, impaired loans totaled $401.2 million, including loans of $155.5 million, with an impairment allowance of $37.0 million. The increase in impaired loans is primarily related to the restructuring of $34.4 million of commercial real estate loans and Webster’s continued participation in the mortgage assistance program.

The following table summarizes impaired loans for the periods presented:

	June 30, 2010			December 31, 2009
(In thousands)	With Specific Reserves	Without Reserves	Total	With Specific Reserves	Without Reserves	Total
Loans impaired and still accruing
Residential	$43,665	$366	$44,031	$11,496	$2,732	$14,228
Equipment financing	2,606	204	2,810	1,454	—	1,454
Consumer	5,914	829	6,743	764	759	1,523
Commercial	68,663	116,259	184,922	22,305	138,391	160,696

Total loans impaired and still accruing	$120,848	$117,658	$238,506	$36,019	$141,882	$177,901

Loans impaired and not accruing
Residential	$34,137	$17,805	$51,942	$23,834	$28,147	$51,981
Equipment financing	—	20,297	20,297	739	17,190	17,929
Consumer	9,508	7,134	16,642	4,041	9,976	14,017
Commercial	82,339	33,050	115,389	53,847	85,524	139,371

Total loans impaired and not accruing	$125,984	$78,286	$204,270	$82,461	$140,837	$223,298

Total impaired loans	$246,832	$195,944	$442,776	$118,480	$282,719	$401,199

The average recorded investment in impaired loans was $422.0 million and $302.3 million at June 30, 2010 and December 31, 2009, respectively.

Any impaired loan for which no specific valuation allowance was necessary at June 30, 2010 is the result of sufficient cash flow, or sufficient collateral coverage, or previous charge off amounts that reduced the book value of the loan to an amount equal to or below the fair value of the cash flows or collateral.

Troubled Debt Restructures. Troubled debt restructurings (“TDR”) are by definition impaired loans and impairment is recognized and measured in accordance with ASC 310-10-35 after the loans have been contractually modified. We individually review loans which are deemed to be troubled debt restructures for impairment based on the present value of expected cash flows, unless recovery becomes collateral dependent. If recovery becomes collateral dependent, impairment is based on the fair value of the associated collateral. The original contractual interest rate for the loan is used as the discount rate, for fixed rate loans. The current or weighted average (for multiple notes within a commercial borrowing arrangement) rate is used as the discount rate, when the interest rate floats over a specified index. A change in terms or payments would be included in the ASC 310-10-35 impairment calculation. The effect of an actual loan modification is recorded in the period when the loan is contractually modified. Impairment is measured at that time and a specific reserve is established, as appropriate, and at each subsequent reporting period. Loans may be subject to the allowance for loan losses under ASC 450-20, prior to modification, based on the loan’s risk characteristics. For the three and six months ended June 30, 2010, Webster charged off $0.5 million and $2.5 million, respectively, for the portion of TDRs deemed to be uncollectible. At June 30, 2010, there were no commitments to lend any additional funds to debtors in troubled debt restructurings.

Loan modifications, regardless of loan type, are not placed in temporary or trial periods. Once approved, all modifications are permanent and are recorded and disclosed as troubled debt restructurings. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. If the modification agreement is violated, the loan is handled by our asset remediation group for resolution, which may result in foreclosure. At June 30, 2010 the allowance provided reserves of $11.9 million and $5.5 million related to restructured commercial and consumer loans, respectively.

The following table reflects the amount of modified gross loans (principal only) and the modified loan characteristics. Loan classification and performing versus non-performing status at June 30, 2010 and December 31, 2009 is also presented. The decrease in troubled debt restructurings at June 30, 2010 is due to charge-offs and pay-downs recorded during the six months ended June 30, 2010 and upgrades to loans previously impaired.

	June 30, 2010
	Consumer & Residential		Commercial		Equipment Finance		Total
(In thousands)	Performing	Non-performing	Performing	Non-performing	Performing	Non-performing	Performing	Non-performing
Extended Maturity	$1,119	$10,962	$53,925	$6,623	$1,581	$486	$56,625	$18,071
Adjusted Interest Rates	450	4,034	9,494	3,014	—	2,474	9,944	9,522
Combination of Rate and Maturity	2,922	20,754	24,569	520	848	2,577	28,339	23,851
Other (a)	912	7,209	46,313	14,532	381	440	47,606	22,181

Total	$5,403	$42,959	$134,301	$24,689	$2,810	$5,977	$142,514	$73,625

(a)	Other includes covenant waivers, forebearance and other concessions or combination of concessions that do not consist of interest rate adjustments and/or maturity extensions.

	December 31, 2009
	Consumer & Residential		Commercial		Equipment Finance		Total
(In thousands)	Performing	Non-performing	Performing	Non-performing	Performing	Non-performing	Performing	Non-performing
Extended Maturity	$4,803	$8,163	$24,633	$13,537	$1,454	$1,146	$30,890	$22,846
Adjusted Interest Rates	4,059	13,733	6,328	1,600	—	3,334	10,387	18,667
Combination of Rate and Maturity	14,493	21,592	26,057	1,908	—	3,677	40,550	27,177
Other (a)	945	4,103	16,378	18,698	—	—	17,323	22,801

Total	$24,300	$47,591	$73,396	$35,743	$1,454	$8,157	$99,150	$91,491

(a)	Other includes covenant waivers, forebearance and other concessions or combination of concessions that do not consist of interest rate adjustments and/or maturity extensions.

All modified loans are considered “impaired” and are reported as a TDR until they demonstrate compliance with the modified terms for a period of no less than six months. Once a modified loan has demonstrated compliance with the terms of the modified agreement, the loan can return to accrual status, but will continue to be reported as a TDR through one fiscal year end. The loan will continue to be accounted for as an impaired loan, in accordance with ASC 310-10-35 until such time as the loan’s stated interest rate is at or above a market rate of interest.

Allowance for loan losses. The following table provides detail of activity in the Company’s allowance for loan losses for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2010	2009	2010	2009
Continuing portfolio:
Balance at beginning of period	$291,171	$226,562	$287,784	$191,426
Provision	27,528	74,327	62,349	128,161
Charge-offs:
Residential	(3,067)	(4,793)	(7,522)	(7,757)
Consumer	(10,166)	(10,242)	(20,062)	(16,783)
Commercial (a)	(12,996)	(20,604)	(27,204)	(31,209)
Residential development	(2,110)	(2,350)	(7,241)	(2,398)

Total charge-offs - continuing portfolio	(28,339)	(37,989)	(62,029)	(58,147)

Recoveries	3,827	1,259	6,083	2,719

Net charge-offs - continuing portfolio	(24,512)	(36,730)	(55,946)	(55,428)

Ending balance - continuing portfolio	$294,187	$264,159	$294,187	$264,159

Liquidating portfolio:
Balance at beginning of period	$52,700	$44,367	$53,400	$43,903
Provision	4,472	10,673	12,651	22,539
Charge-offs:
NCLC	(1,170)	(3,387)	(1,240)	(5,473)
Consumer (home equity)	(6,469)	(10,825)	(15,784)	(20,736)

Total charge-offs - liquidating portfolio	(7,639)	(14,212)	(17,024)	(26,209)

Recoveries	367	1,012	873	1,607

Net charge-offs - liquidating portfolio	(7,272)	(13,200)	(16,151)	(24,602)

Ending balance - liquidating portfolio	49,900	41,840	49,900	41,840

Ending balance - allowance for loan losses	$344,087	$305,999	$344,087	$305,999

(a)	All Business and Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.

NOTE 4: Goodwill and Other Intangible Assets

The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization, at:

(In thousands)	June 30, 2010	December 31, 2009
Balances not subject to amortization:
Goodwill	$529,887	$529,887

Balances subject to amortization:
Core deposit intangibles	24,071	26,865

Total goodwill and other intangible assets	$553,958	$556,752

Goodwill is allocated to Webster’s business segments as follows:

(In thousands)	June 30, 2010	December 31, 2009
Retail Banking	$516,560	$516,560
Other	13,327	13,327

Total	$529,887	$529,887

No impairment losses on goodwill or other intangible assets were incurred during the three and six months ended June 30, 2010.

Amortization of intangible assets for the three and six months ended June 30, 2010, totaled $1.4 million and $2.8 million, respectively. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any future impairment or change in estimated useful lives, is summarized below for each of the next five years and thereafter.

(In thousands)
For years ending December 31,
2010	$5,588
2011	5,588
2012	5,420
2013	4,919
2014	2,685
Thereafter	2,666

NOTE 5: Deposits

A summary of deposit types follows:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits
Demand	$1,763,819	13.1%	$1,664,958	12.2%
NOW	1,693,490	12.5	2,244,347	16.5
Money market	2,190,611	16.3	1,991,423	14.6
Savings	3,521,547	26.1	3,146,603	23.1
Health savings accounts	811,169	6.0	668,163	4.9
Certificates of deposit	3,447,534	25.6	3,830,865	28.1
Brokered deposits	51,375	0.4	85,768	0.6

Total	$13,479,545	100.0%	$13,632,127	100.0%

Interest expense on deposits is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2010	2009	2010	2009
NOW	$963	$816	$2,236	$1,363
Money market	3,736	5,137	7,805	10,813
Savings	6,049	6,569	12,334	13,384
Health savings accounts	2,454	2,707	4,705	5,380
Certificates of deposit	16,897	33,443	34,548	69,000
Brokered deposits	383	1,310	805	2,950

Total	$30,482	$49,982	$62,433	$102,890

The scheduled maturities of time deposits at June 30, 2010 are as follows:

(In thousands)
Maturing in the years ending December 31:
2010	$1,662,344
2011	1,089,946
2012	171,606
2013	275,416
2014	113,182
Thereafter	186,415

Total	$3,498,909

NOTE 6: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank are summarized as follows:

	June 30, 2010		December 31, 2009
(In thousands)	Total Outstanding	Callable	Total Outstanding	Callable
Fixed Rate:
0.31 % to 4.95 % due in 2010	$171,000	$115,000	$135,015	$135,000
3.19 % to 6.60 % due in 2011	100,257	—	100,404	—
4.00 % to 4.00 % due in 2012	51,400	—	51,400	—
0.36 % to 5.49 % due in 2013	299,000	49,000	249,000	49,000
0.00 % to 6.00 % due after 2014	5,945	—	6,000	—

	627,602	164,000	541,819	184,000
Unamortized premiums	1,543	—	1,898	—
Hedge accounting adjustments	683	—	934	—

Total advances	$629,828	$164,000	$544,651	$184,000

Webster Bank had additional borrowing capacity from the FHLB of approximately $1.3 billion and $1.9 billion at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010 and December 31, 2009, investment securities were not fully utilized as collateral, and had all securities been used for collateral, Webster Bank would have had additional borrowing capacity of approximately $2.4 billion and $1.7 billion, respectively. At June 30, 2010 and December 31, 2009, Webster Bank was in compliance with FHLB collateral requirements.

NOTE 7: Securities Sold Under Agreements to Repurchase and Other Short-term Debt

The following table summarizes securities sold under agreements to repurchase and other short-term borrowings:

(In thousands)	June 30, 2010	December 31, 2009
Securities sold under agreements to repurchase	$804,053	$843,096
Fed Funds Purchased	144,000	—
Treasury tax and loan	11,903	12,550

	959,956	855,646
Unamortized premiums	241	1,200

Total	$960,197	$856,846

The following table sets forth certain information concerning short-term repurchase agreements (with original maturities of one year or less):

(Dollars in thousands)	June 30, 2010	December 31, 2009
Average amount outstanding during the quarter	$263,843	$279,800
Amount outstanding at end of quarter	281,053	270,096
Highest month end balance during quarter	281,053	286,492
Weighted-average interest rate at end of quarter	0.40%	0.41%
Weighted-average interest rate during the quarter	0.40%	0.43%

NOTE 8: Long-Term Debt

Long-term debt consists of the following at:

(In thousands)	June 30, 2010	December 31, 2009
Subordinated notes (due January 2013)	$177,480	$177,480
Senior notes (due April 2014)	150,000	150,000
Junior subordinated debt to related capital trusts (due 2027-2037):
Webster Capital Trust IV	136,070	136,070
Webster Statutory Trust I	77,320	77,320
People’s Bancshares Capital Trust II	10,309	10,309
Eastern Wisconsin Bancshares Capital Trust II	2,070	2,070
NewMil Statutory Trust I	10,310	10,310

Total junior subordinated debt related to capital trusts	236,079	236,079
	563,559	563,559
Unamortized premiums, net	(187)	(360)
Hedge accounting adjustments	23,245	25,220

Total long-term debt	$586,617	$588,419

NOTE 9: Preferred Stock

On February 26, 2010, Webster received approval to repurchase $100 million of its Series B preferred stock that was issued to the U.S. Department of Treasury under its Capital Repurchase Program. Webster’s redemption of the preferred stock was not subject to any additional conditions or stipulations from the Treasury Department, including the issuance of additional capital. The repurchase occurred on March 3, 2010 and required the acceleration of $1.6 million of the unamortized discount related to the redeemed shares.

NOTE 10: Regulatory Matters

Capital adequacy guidelines issued by the federal banking agencies require Webster and Webster Bank, N.A. to maintain certain minimum ratios, as set forth below. Failure to meet capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financials. At June 30, 2010, Webster and Webster Bank were deemed to be “well capitalized” under regulatory capital adequacy standards.

The following table provides information on the capital ratios for Webster and Webster Bank:

	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2010
Webster Financial Corporation
Total risk-based capital	$1,731,488	14.7%	$940,929	8.0%	$1,176,161	10.0%
Tier 1 capital	1,510,869	12.9	470,465	4.0	705,697	6.0
Tier 1 leverage capital ratio	1,510,869	8.7	694,328	4.0	867,910	5.0
Webster Bank, N.A.
Total risk-based capital	$1,600,769	13.7%	$937,555	8.0%	$1,171,944	10.0%
Tier 1 capital	1,380,734	11.8	468,778	4.0	703,166	6.0
Tier 1 leverage capital ratio	1,380,734	8.0	693,048	4.0	866,310	5.0

At December 31, 2009
Webster Financial Corporation
Total risk-based capital	$1,866,459	15.4%	$969,512	8.0%	$1,211,890	10.0%
Tier 1 capital	1,606,018	13.3	484,756	4.0	727,134	6.0
Tier 1 leverage capital ratio	1,606,018	9.4	682,980	4.0	853,726	5.0
Webster Bank, N.A.
Total risk-based capital	$1,525,481	12.6%	$967,002	8.0%	$1,208,753	10.0%
Tier 1 capital	1,265,427	10.5	483,501	4.0	725,252	6.0
Tier 1 leverage capital ratio	1,265,427	7.5	679,615	4.0	849,519	5.0

In the first quarter of 2010 the Company down-streamed $100 million from Webster to Webster Bank, N.A. to improve its overall capital position. This action also had the effect of increasing the bank-level leverage and total capital ratios. As of June 30, 2010, Webster Bank, N.A. became subject to individual minimum capital ratios. Webster Bank, N.A. is required to maintain a Tier 1 leverage ratio of at least 7.5% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk weighted assets. The Bank exceeded these requirements at June 30, 2010.

NOTE 11: Earnings Per Common Share

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2010	2009	2010	2009
Earnings (loss) for basic earnings (loss) from continuing operations per common share:
Net income (loss) from continuing operations available to common shareholders	$12,730	$16,486	$6,661	$(5,067)
Less dividends declared or accrued:
Common shareholders	(779)	(526)	(1,557)	(1,055)
Participating shares	(4)	(3)	(8)	(7)

Total undistributed income (loss) available to common shareholders	11,947	15,957	5,096	(6,129)
Add dividends paid to common shareholders	779	526	1,557	1,055
Less income allocated to participating securities	(57)	(164)	(27)	—

Allocated net income (loss) and distributions to common shareholders	$12,669	$16,319	$6,626	$(5,074)

Earnings (loss) for dilutive earnings (loss) per common share:
Net income (loss) available to common shareholders	$12,730	$16,486	$6,661	$(5,067)
Less dividends declared or accrued:
Common shareholders	(779)	(526)	(1,557)	(1,055)
Participating shares	(4)	(3)	(8)	(7)

Total undistributed income (loss) available to common shareholders	11,947	15,957	5,096	(6,129)
Dividends paid on converted shares of Series A Preferred Stock	—	3,581	—	7,161
Dividends paid to common shareholders	779	526	1,557	1,055
Less:
Income allocated to participating securities (a)	(57)	(164)	(27)	—
Gain on conversion of Series A Preferred Stock	—	(58,792)	—	(58,792)

Net income (loss) allocated to common shareholders	$12,669	$(38,892)	$6,626	$(56,705)

Earnings for basic earnings (loss) from discontinued operations per common share:
Net income (loss) from discontinued operations available to common shareholders	—	313	—	313

Shares:
Weighted average common shares outstanding - basic	78,004	52,846	77,972	52,478
Effect of dilutive securities:
Stock options	326	—	408	—
Warrants - Series A1 and A2	4,192	—	3,710	—
Warrant - U.S. Treasury	199	—	—	—
Series A Preferred Stock	—	5,640	—	5,866

Weighted average common shares outstanding - diluted	82,721	58,486	82,090	58,344

Earnings (loss) from continuing operations per common share:
Basic	$0.16	$0.30	$0.08	$(0.10)
Diluted	$0.15	$(0.66)	$0.08	$(0.97)

Earnings (loss) per common share:
Basic	$0.16	$0.31	$0.08	$0.09
Diluted	$0.15	$(0.65)	$0.08	$(0.96)

(a)	Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed. Losses are not allocated to participating securities, as they are not contractually obligated to fund the undistributed loss. The contractual redemption amount of the unvested participating securities was not reduced as a result of the undistributed losses.

The following table presents the weighted average potential common shares from non-participating stock options whose exercise price was less than the weighted average market price of Webster’s common stock for the respective periods. These classes of potential common shares were deemed to be anti-dilutive to the earnings per share calculation and therefore were excluded from the computation of diluted earnings per share for the respective periods.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2010	2009	2010	2009
Non-participating stock options	—	178	—	178

Stock Options

Options to purchase 2.3 million shares, for the three and six months ended June 30, 2010 and 3.2 million shares for the three and six months ended June 30 2009, were excluded from the calculation of diluted earnings per share because the options’ exercise price was greater than the average market price of the shares for the respective periods.

Restricted Stock

Non-participating restricted stock awards of 150,830, for the three and six months ended June 30, 2010 and 181,055 for the three and six months ended June 30, 2009, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and therefore were excluded from the calculation of diluted earnings per share for the respective periods.

Series A Preferred Stock

The Series A Preferred Stock at June 30, 2010 and 2009 represent potential common stock of 1.1 million and 8.3 million shares, respectively. The affect of the potential common stock associated with the Series A Preferred Stock was deemed to be anti-dilutive and therefore was excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2010 and 2009.

Warrants – Series A1 and A2

The Series A1 and A2 warrants to purchase an aggregate 8.6 million shares of common stock issued in connection with the Warburg investment was included in the calculation of diluted earnings per share because of the income available to common shareholders for the three and six months ended June 30, 2010. These warrants were not outstanding in the three and six month periods of June 2009.

Warrant – U.S. Treasury

The warrant to purchase an aggregate 3.3 million shares of common stock issued in connection with the Series B Preferred Stock on November 21, 2008 was also excluded from the calculation of diluted earnings per share for the three months ended June 30, 2009 and the six months ended June 30, 2010 and 2009 because the exercise price of $18.28 per share was greater than the average market price of Webster’s common stock for the six months ended June 30, 2010 and 2009. For the 3 month period ending June 30, 2010 they were included because the exercise price of $18.28 per share was less than the average market price of Webster’s common stock.

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

Cash Flow Hedges of Interest Rate Risk

Webster’s primary objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, Webster uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges are designed to manage the risk associated with a forecasted event or an uncertain cash flow.

During March 2010, Webster entered into a $100 million forward settle interest rate swap which qualifies for cash flow hedge accounting to protect against adverse fluctuations in interest rates by reducing the exposure to variability in cash flows relating to interest payments on a forecasted issuance of $100 million short term 3-year debt. The forecasted debt borrowing is expected to occur between February 1, 2011 and June 1, 2011.

Also during March 2010, Webster entered into a $100 million interest rate swap designated as a cash flow hedge of a variable rate FHLB advance maturing on April 29, 2013. The interest rate swap effectively fixes the interest payments on $100 million of 3-month LIBOR indexed variable rate debt at 1.85375%.

The table below presents the fair value of Webster’s derivative financial instruments designated as cash flow hedges as well as their classification on the Condensed Consolidated Balance Sheet as of June 30, 2010.

	Consolidated		June 30, 2010
(In thousands)	Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of cash flow:
Interest rate swap on FHLB advances	Other liabilities	1	$100,000	$(3,007)
Forward settle interest rate swap on anticipated debt	Other liabilities	1	100,000	(1,609)

During the three and six months ended June 30, 2010 the Company recognized into earnings $0.5 million and $0.9 million, respectively, of the gain on the termination of cash flow hedges. At June 30, 2010 the remaining unamortized gain is $5.8 million.

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

The table below presents the fair value of Webster’s derivative financial instruments designated as fair value hedges as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009.

	Consolidated		June 30, 2010			December 31, 2009
(In thousands)	Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of fair value:
Interest rate swaps on subordinated notes	Other assets	—	$—	$—	2	$175,000	$11,262
Interest rate swap on FHLB advances	Other assets	1	100,000	290	1	100,000	350

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in earnings. Webster includes the gain or loss from the period end mark to market (“MTM”) adjustments on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. The impact of derivative net settlements, hedge ineffectiveness, basis amortization adjustments and amortization of deferred hedge terminations are also recognized in earnings. The net impact on interest expense related to fair value hedges for the three and six months ended June 30, 2010 and 2009 is presented below:

	Three months ended June 30,
	2010				2009
	Interest (Income) Expense	MTM (Gain) Loss	Realized Deferred (Gain) Loss	Net Impact	Interest (Income) Expense	MTM (Gain) Loss	Realized Deferred (Gain) Loss	Net Impact
Impact reported as a (reduction of) increase in interest expense on borrowings
Interest rate swaps on senior notes	$—	$—	$(800)	$(800)	$(1,299)	$—	$—	$(1,299)
Interest rate swaps on subordinated debt	—	—	(1,120)	(1,120)	(1,371)	—	—	(1,371)
Interest rate swaps on FHLB advances	209	(456)	330	83	57	—	—	57

Net impact on interest expense on borrowings	$209	$(456)	$(1,590)	$(1,837)	$(2,613)	$—	$—	$(2,613)

	Six months ended June 30,
	2010				2009
	Interest (Income) Expense	MTM (Gain) Loss	Realized Deferred (Gain) Loss	Net Impact	Interest (Income) Expense	MTM (Gain) Loss	Realized Deferred (Gain) Loss	Net Impact
Impact reported as a (reduction of) increase in interest expense on borrowings
Interest rate swaps on senior notes	$—	$—	$(1,599)	$(1,599)	$(2,401)	$—	$—	$(2,401)
Interest rate swaps on subordinated debt	(497)	(94)	(1,848)	(2,439)	(2,508)	—	—	(2,508)
Interest rate swaps on FHLB advances	24	(849)	658	(167)	514	—	—	514

Net impact on interest expense on borrowings	$(473)	$(943)	$(2,789)	$(4,205)	$(4,395)	$—	$—	$(4,395)

During the three and six months ended June 30, 2010 the Company recognized into earnings $0.8 million and $1.7 million, respectively, of the gain on the termination of fair value hedges. At June 30, 2010 the remaining unamortized gain is $12.5 million.

Non-Hedge Accounting Derivatives / Non-designated Hedges

Derivatives not designated as hedge accounting are not speculative and are used to manage Webster’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, “Derivatives and Hedging”. Changes in the fair value of derivatives not designated for hedge accounting are recorded directly in earnings. As of June 30, 2010 and December 31, 2009, Webster had the following outstanding derivatives that were not designated for hedge accounting:

	Consolidated		June 30, 2010			December 31, 2009
(in thousands)	Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Customer position:
Commercial loan interest rate swaps	Other assets	91	$421,391	$38,124	89	$432,325	$28,544
Commercial loan interest rate swaps	Other liabilities	—	—	—	3	15,064	(247)
Commercial loan interest rate swaps with floors	Other assets	12	27,655	1,482	10	21,093	528
Commercial loan interest rate caps	Other liabilities	5	19,938	(88)	4	16,710	(284)
Webster position:
Commercial loan interest rate swaps	Other liabilities	90	421,348	(35,861)	85	429,314	(26,370)
Commercial loan interest rate swaps	Other liabilities	—	—	—	6	18,036	423
Commercial loan interest rate swaps with floors	Other liabilities	12	27,655	(1,037)	6	12,129	(259)
Commercial loan interest rate swaps with floors	Other liabilities	—	—	—	4	8,964	43
Commercial loan interest rate caps	Other liabilities	5	19,938	88	4	16,710	284

Webster reported the changes in the fair value of non hedge accounting derivatives as a component of other non-interest income in the accompanying condensed consolidated statements of operations as follows for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,
	2010			2009
	Income (Expense)	MTM Gain (Loss)	Net Income (Expense)	Income (Expense)	MTM Gain (Loss)	Net Income (Expense)
Impact reported in other non-interest income:
Visa Swap	$—	$(119)	$(119)	$—	$(176)	$(176)
Commercial loan interest rate derivatives, net	175	39	214	167	(113)	54
Fed funds futures contracts	—	(1,622)	(1,622)	—	—	—

Net impact on other non-interest income	$175	$(1,702)	$(1,527)	$167	$(289)	$(122)

	Six months ended June 30,
	2010			2009
	Income (Expense)	MTM Gain (Loss)	Net Income (Expense)	Income (Expense)	MTM Gain (Loss)	Net Income (Expense)
Impact reported in other non-interest income:
Visa Swap	$—	$(119)	$(119)	$—	$(176)	$(176)
Commercial loan interest rate derivatives, net	350	54	404	329	59	388
Fed funds futures contracts	—	(1,774)	(1,774)	—	—	—

Net impact on other non-interest income	$350	$(1,839)	$(1,489)	$329	$(117)	$212

The weighted average rates paid and received for interest rate swaps outstanding at June 30, 2010 were as follows:

	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge interest rate swaps on FHLB advances	2.5712	3.1900
Cash flow hedge interest rate swaps on FHLB advances	1.8538	0.3578
Non-hedging interest rate swaps	2.1268	2.2040

The weighted-average strike rates for interest rate caps and floors outstanding at June 30, 2010 were as follows:

Strike Rate
Non-hedging commercial loan interest rate caps	4.27%
Non-hedging commercial loan interest rate floors (embedded in interest rate swaps)	0.96

Futures Contracts. On March 30, 2010, to hedge against a rise in short term rates over the next twelve months, Webster entered into a short-selling of a one year strip of Fed funds future contracts. This transaction is designed to work in conjunction with floating rate assets with interest rate floors which will not be affected if there is an increase in short-term interest rates. The contracts will be reflected as other assets on the balance sheet and as non-interest expense on the income statement. During the three and six months ended June 30, 2010, the Company recognized $1.6 million and $1.8 million in mark to market losses.

Mortgage Banking Derivatives. Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At June 30, 2010, outstanding rate locks totaled approximately $11.4 million and the outstanding commitments to sell residential mortgage loans totaled approximately $17.3 million. Forward sales, which include mandatory forward commitments of approximately $16.7 million at June 30, 2010, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings. As of June 30, 2010, the fair value of interest rate locked loan commitments and forward sales commitments totaled $267,014 and were recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheets. As of December 31, 2009, the fair value of interest rate locked loan commitments and forward sales commitments totaled $168,138 and were recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheets.

Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Company simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not material at June 30, 2010 and December 31, 2009.

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers’ and institutions’ derivative counterparties and their ability to meet contractual terms. The Company has Master ISDA agreements including the Credit Support Annex with each of its derivative counterparties. Under these agreements daily net exposure in excess of our negotiated threshold is secured by posted collateral. In accordance with Webster policies, in order to conduct business with Webster, institutional counterparties must have an investment grade credit rating and be approved by the Company’s Chief Credit Risk Officer. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty for the amounts up to the established threshold for collateralization. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Company’s credit exposure relating to interest rate swaps with bank customers was approximately $39.6 million at June 30, 2010. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was approximately $36.8 million at June 30, 2010. The company has adopted a zero threshold with the majority of its upstream financial institution counterparties thus the credit exposure represents collateral held at those institutions. Collateral levels for upstream financial institution counterparties are monitored on a daily basis and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transactions.

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

Cash, Due from Banks, and Interest bearing deposits

The carrying amount of cash, due from banks, and interest-bearing deposits is used to approximate fair value, given the short timeframe to maturity and as such assets do not present unanticipated credit concerns.

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

Foreclosed Property and Repossessed Assets

Foreclosed property and repossessed assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. For the three and six months ended June 30, 2010 and 2009, foreclosed properties and repossessed assets with a carrying value of $8.4 million and $15.8 million and $10.9 million and $21.3 million, respectively, were transferred to foreclosed property and repossessed assets from loans. Prior to the transfer, the assets whose fair value less costs to sell was less than their carrying value, were written down to fair value through a charge to the allowance for loan losses. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. Subsequent valuation adjustments to foreclosed properties and repossessed assets totaled $0.9 million and $3.0 million and $2.8 million and $6.3 million, respectively, for the three and six months ended June 30, 2010 and 2009 reflective of continued deterioration in fair market values. Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements are classified as Level 2. Other fair value measurements may be based on internally developed pricing methods, and those measurements are classified as Level 3. Foreclosed and repossessed assets are included in other assets in the accompanying Condensed Consolidated Balance Sheets and totaled $31.9 million and $29.0 million at June 30, 2010 and December 31, 2009, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2010
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Trading securities:
Equity securities	$8,785	$8,785	$—	$—
Available for sale securities:
U.S. treasury bills	200	200	—	—
Agency Notes - GSE	130,281	—	130,281	—
Agency CMOs - GSE	808,843	—	808,843	—
Single issuer trust preferred securities	40,188	—	40,188	—
Pooled trust preferred securities	58,556	—	—	58,556
Equity securities - financial institutions	6,396	5,158	—	1,238
Mortgage-backed securities- GSE	871,435	—	871,435	—
Mortgage-backed securities- other	290,463	—	290,463	—

Total available for sale securities	2,206,362	5,358	2,141,210	59,794
Loans held for sale
Derivative instruments:
Interest rate swaps	39,896	—	39,896	—

Total financial assets held at fair value	$2,255,043	$14,143	$2,181,106	$59,794

Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$43,289	$—	$43,289	$—

Auction rate preferred securities were transferred from Level 2 to Level 3 during the three months ended March 31, 2010 due to the lack of observable market data due to a decrease in market activity for these securities, and are valued at $1.2 million at June 30, 2010.

There were no significant transfers between Level 1 and Level 2 during the three and six months ended June 30, 2010.

	December 31, 2009
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. treasury bills	$200	$200	$—	$—
Agency Notes - GSE	130,147	—	130,147	—
Agency CMOs - GSE	318,857	—	318,857	—
Single issuer trust preferred securities	38,714	—	38,714	—
Pooled trust preferred securities	70,689	—	—	70,689
Equity securities - financial institutions	6,599	4,549	2,050	—
Mortgage-backed securities- GSE	1,409,942	—	1,409,942	—
Mortgage-backed securities- other	150,895	—	150,895	—

Total available for sale securities	2,126,043	4,749	2,050,605	70,689
Loans held for sale	4,790	—	4,790	—
Derivative instruments:
Interest rate swaps	40,684	—	40,684	—

Total financial assets held at fair value	$2,171,517	$4,749	$2,096,079	$70,689

Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$26,410	$—	$26,410	$—

The following table below presents the changes in level 3 assets and liabilities that are measured at fair value on a recurring basis, for the three months and six months ended June 30, 2010:

(In thousands)	Three months ended June 30, 2010	Six months ended June 30, 2010
Level 3 - available for sale securities, beginning of period	$59,671	$70,689
Transfers into Level 3	—	1,716
Change in unrealized losses included in other comprehensive income	2,636	(6,251)
Realized loss on sale of available for sale securities	340	340
Net other-than-temporary impairment charges	(1,188)	(4,802)
Purchases, sales, issuances and settlements, net	(1,665)	(1,898)

Level 3 - available for sale securities, end of period	$59,794	$59,794

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

Assets and Liabilities Measured at Fair Value on a Non- Recurring Basis

(In thousands)	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans (a)	$95,248	$—	$—	$95,248
Loans held for sale	—	—	—	—

	$95,248	$—	$—	$95,248

(a)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral, excluding loans fully charged-off.

Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

A summary of estimated fair values of significant financial instruments consisted of the following at:

	June 30, 2010		December 31, 2009
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$179,490	$179,490	$171,184	$171,184
Interest-bearing deposits	40,041	40,041	390,310	390,310
Investment securities
Trading	8,785	8,785	—	—
Available for sale	2,206,362	2,206,362	2,126,043	2,126,043
Held-to-maturity	3,136,605	3,255,582	2,658,869	2,720,180
Loans held for sale	11,109	11,109	12,528	12,528
Loans, net	10,512,473	10,284,506	10,695,525	10,481,441
Mortgage servicing assets	7,779	11,009	8,089	13,452
Derivative instruments	39,896	39,896	40,684	40,684
Liabilities:
Deposits other than time deposits	$9,980,636	$9,659,020	$9,715,494	$9,208,565
Time deposits	3,498,909	3,554,040	3,916,633	3,962,282
Securities sold under agreements to repurchase and other short-term borrowings	960,197	987,356	856,846	873,504
FHLB advances and other long-term debt	1,191,158	1,102,562	1,133,070	1,010,850
Derivative instruments	43,289	43,289	26,410	26,410

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

NOTE 14: Pension and Other Benefits

The following table provides the components of net benefit costs for the periods shown:

(In thousands) Three months ended June 30,	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$62	$63	$—	$—
Interest cost	1,649	1,779	70	69
Expected return on plan assets	(2,554)	(2,277)	—	—
Amortization of prior service cost	—	—	18	18
Amortization of the net actuarial loss	541	885	—	—

Net periodic (income) benefit cost	$(302)	$450	$88	$87

(In thousands) Six months ended June 30,	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$125	$126	$—	$—
Interest cost	3,815	3,736	139	139
Expected return on plan assets	(5,004)	(4,094)	—	—
Amortization of prior service cost	—	—	36	36
Amortization of the net actuarial loss	1,125	1,682	—	—

Net periodic benefit cost	$61	$1,450	$175	$175

On December 31, 2007, both the Webster Bank Pension Plan and the supplemental pension plan were frozen. Thus, employees will accrue no additional qualified or supplemental retirement benefits after 2007.

Additional contributions will be made as deemed appropriate by management in conjunction with information provided by the Plan’s actuaries. There were no contributions made to the Webster Bank Pension Plan for the three and six months ended June 30, 2010. Webster does not expect to make a contribution in 2010.

The Bank is also a sponsor of a multiple-employer plan administered by Pentegra (the “Fund”) for benefit of former employees of the former First Federal Savings Bank of America acquired by Webster. The Fund does not segregate the assets or liabilities of its participating employers in the ongoing administration of this plan. According to the Fund’s administrators, as of July 1, 2009, the date of the latest actuarial valuation, the Bank’s portion of the Fund was underfunded by $3.6 million. Webster made contributions to the Fund of $0.1 million and $0.3 million during the three and six months ended June 30, 2010, respectively.

NOTE 15: Business Segments

Webster’s operations are divided into four business segments that represent its core businesses - Commercial Banking, Retail Banking, Consumer Finance and Other. Other includes Health Savings Accounts (HSA) and Government and Institutional Banking. These segments reflect how executive management responsibilities are assigned by the chief executive officer for each of the core businesses, the products and services provided, or the type of customer served, and they reflect the way that financial information is currently evaluated by management. The Company’s Treasury unit is included in Corporate and Reconciling category along with the results of discontinued operations and the amounts required to reconcile profitability metrics to GAAP reported amounts. As of January 1, 2009, executive management realigned its business segment balances transferring the equipment finance, wealth management and insurance premium finance operating units from the Other reporting segment to the Commercial Banking reporting segment to reflect the realignment of responsibilities. In addition, certain support functions were realigned within the corporate function.

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

The Company uses a matched maturity funding concept, also known as coterminous funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the “Other” business segment. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” basically considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used” and deposits are assigned an FTP rate for funds “provided”. From a governance perspective, this process is executed by the Company’s Financial Planning and Analysis division and the process is overseen by the Company’s Asset-Liability Committee.

As of January 1, 2010, Webster began attributing the provision for loan losses (“PLL”) to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors, are shown as other reconciling items. For the six months ended June 30, 2010, 98% of the provision expense is specifically attributable to business segments and reported accordingly. The 2009 segment Performance Summary has been adjusted for comparability to the 2010 Performance Summary.

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

The following table presents the operating results and total assets for Webster’s reportable segments.

Three months ended June 30, 2010

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Reconciling Amounts	Consolidated Total
Net interest income	$31,087	$52,590	$25,620	$7,941	$117,238	$15,104	$132,342
Provision for loan losses	7,020	1,378	23,624	—	32,022	(22)	32,000

Net interest income after provision	24,067	51,212	1,996	7,941	85,216	15,126	100,342
Non-interest income	9,645	29,160	2,027	3,190	44,022	21,498	65,520
Non-interest expense	24,026	75,037	19,804	7,599	126,466	21,201	147,667

Income (loss) from continuing operations before income taxes	9,686	5,335	(15,781)	3,532	2,772	15,423	18,195
Income tax (benefit) expense	(118)	474	1,540	(353)	1,543	(993)	550

Income (loss) from continuing operations	9,804	4,861	(17,321)	3,885	1,229	16,416	17,645
Income (loss) from discontinued operations	—	—	—	—	—	—	—

Income (loss) before non controlling interests	9,804	4,861	(17,321)	3,885	1,229	16,416	17,645
Less: Net income attributable to noncontrolling interests	—	—	7	—	7	—	7

Net income (loss)	$9,804	$4,861	$(17,328)	$3,885	$1,222	$16,416	$17,638

Total assets at period end	$4,172,591	$1,527,461	$6,018,568	$21,321	$11,739,941	$6,003,207	$17,743,148

Three months ended June 30, 2009
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Reconciling Amounts	Consolidated Total
Net interest income	$30,438	$39,393	$25,960	$4,255	$100,046	$19,242	$119,288
Provision for loan losses	45,848	5,150	33,869	—	84,867	133	85,000

Net (loss) interest income after provision	(15,410)	34,243	(7,909)	4,255	15,179	19,109	34,288
Non-interest income	8,894	30,033	5,563	2,825	47,315	(11,937)	35,378
Non-interest expense	24,990	71,569	15,601	6,476	118,636	11,441	130,077

(Loss) income from continuing operations before income taxes	(31,506)	(7,293)	(17,947)	604	(56,142)	(4,269)	(60,411)
Income tax (benefit) expense	(15,349)	(6,468)	(15,979)	(14)	(37,810)	9,274	(28,536)

(Loss) income from continuing operations	(16,157)	(825)	(1,968)	618	(18,332)	(13,543)	(31,875)
Income (loss) from discontinued operations	—	—	—	—	—	313	313

(Loss) income before non controlling interests	(16,157)	(825)	(1,968)	618	(18,332)	(13,230)	(31,562)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—	—

Net loss	$(16,157)	$(825)	$(1,968)	$618	$(18,332)	$(13,230)	$(31,562)

Total assets at period end	$4,756,744	$1,589,227	$6,301,270	$23,638	$12,670,879	$4,781,697	$17,452,576

Six months ended June 30, 2010

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Reconciling Amounts	Consolidated Total
Net interest income	$62,168	$100,095	$51,409	$16,033	$229,705	$34,021	$263,726
Provision for loan losses	19,658	5,031	48,602	—	73,291	1,709	75,000

Net interest income after provision	42,510	95,064	2,807	16,033	156,414	32,312	188,726
Non-interest income	18,551	56,307	4,262	6,414	85,534	27,002	112,536
Non-interest expense	47,773	147,534	37,432	15,600	248,339	32,952	281,291

Income (loss) from continuing operations before income taxes	13,288	3,837	(30,363)	6,847	(6,391)	26,362	19,971
Income tax expense (benefit)	602	174	(1,376)	310	(290)	1,195	905

Income (loss) from continuing operations	12,686	3,663	(28,987)	6,537	(6,101)	25,167	19,066
Income (loss) from discontinued operations	—	—	—	—	—	—	—

Income (loss) before non controlling interests	12,686	3,663	(28,987)	6,537	(6,101)	25,167	19,066
Less: Net income attributable to noncontrolling interests	—	—	7	—	7	—	7

Net income (loss)	$12,686	$3,663	$(28,994)	$6,537	$(6,108)	$25,167	$19,059

Total assets at period end	$4,172,591	$1,527,461	$6,018,568	$21,321	$11,739,941	$6,003,207	$17,743,148

Six months ended June 30, 2009
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Reconciling Amounts	Consolidated Total
Net interest income	$59,648	$80,790	$52,924	$6,946	$200,308	$37,177	$237,485
Provision for loan losses	64,983	12,860	71,955	—	149,798	1,202	151,000

Net interest (loss) income after provision	(5,335)	67,930	(19,031)	6,946	50,510	35,975	86,485
Non-interest income	17,378	57,704	7,554	5,994	88,630	863	89,493
Non-interest expense	50,978	142,900	31,187	13,067	238,132	9,961	248,093

(Loss) income from continuing operations before income taxes	(38,935)	(17,266)	(42,664)	(127)	(98,992)	26,877	(72,115)
Income tax (benefit) expense	(15,726)	(6,973)	(17,231)	(52)	(39,982)	10,853	(29,129)

Loss from continuing operations	(23,209)	(10,293)	(25,433)	(75)	(59,010)	16,024	(42,986)
Income (loss) from discontinued operations	—	—	—	—	—	313	313

Loss before non controlling interests	(23,209)	(10,293)	(25,433)	(75)	(59,010)	16,337	(42,673)
Less: Net income attributable to noncontrolling interests	—	—	13	—	13	—	13

Net loss	$(23,209)	$(10,293)	$(25,446)	$(75)	$(59,023)	$16,337	$(42,686)

Total assets at period end	$4,756,744	$1,589,227	$6,301,270	$23,638	$12,670,879	$4,781,697	$17,452,576

NOTE 16: Income Taxes

Income Tax Expense

During the three and six months ended June 30, 2010, Webster recognized income tax expense of $0.6 million and $0.9 million, respectively, applicable to the income from continuing operations before income tax expense (“pre-tax income”) in those periods of $18.2 million and $20.0 million, respectively. Those income tax expense amounts, and the effective tax rates for those periods of 3.0% and 4.5%, respectively, reflect: (i) the application of an estimated annual effective tax rate of 19% for 2010 to the pre-tax income for the six months ended June 30, 2010; and (ii) the exclusion of the $19.7 million litigation provision that was recognized in the three months ended June 30, 2010, from the pre-tax income to which the 19% effective tax rate was applied.

The $19.7 million litigation reserve was treated as a significant, unusual item under the provisions of FASB ASC Topic 740, “Income Taxes,” and Subtopic 740-270, and its $6.9 million tax benefit was recognized in the three months ended June 30, 2010, resulting in a significant variation in the customary relationship between income tax expense and pre-tax income in the three and six month periods ended June 30, 2010, as noted above.

Valuation Allowance – Deferred Tax Asset

Webster’s valuation allowance recognized for deferred tax assets decreased by $6.3 million, from $91.9 million at December 31, 2009 to $85.6 million at June 30, 2010. $6.0 million of that $6.3 million decrease is applicable to capital losses, offsetting $16.9 million of capital gains Webster realized during the three months ended June 30, 2010, principally the $15.0 million gain from its investment in Higher One Holdings Inc. The $6.0 million valuation-allowance decrease is a component of the Company’s estimated annual effective tax rate for 2010.

The remaining $0.3 million portion of the $6.3 million decrease is attributable to net state deferred tax assets. At June 30, 2010, $8.4 million of Webster’s $85.6 million valuation allowance is applicable to capital losses, and the remaining $77.2 million is attributable to net state deferred tax assets.

Refundable Income Taxes – Deferred Tax Asset, net

Refundable income taxes approximating $108.8 million and $86.2 million at June 30, 2010 and December 31, 2009, respectively, are reported as a component of the accrued interest receivable-and-other assets line item in the Condensed Consolidated Balance Sheets. The $22.6 million increase from December 31, 2009 reflects the recognition, during the three months ended June 30, 2010, of additional net operating loss carrybacks primarily attributable to losses on debt securities. The increase is also a component of the net $19.8 million decrease in Webster’s deferred tax asset, net, from $121.7 million at December 31, 2009, to $101.9 million at June 30, 2010.

For more information on Webster’s income taxes, see Note 9 of the Notes to Consolidated Financial Statements for the year ended December 31, 2009, included in the Company’s 2009 Form 10-K.

NOTE 17: Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included in its Condensed Consolidated Balance Sheets. The Company enters into these transactions to meet the financing needs of its customers. Commitments to lend are agreements to lend to a customer provided there is no violation of any condition in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the Condensed Consolidated Balance Sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

The following table summarizes financial instruments with off-balance sheet risk for the following periods ending:

(In thousands)	June 30, 2010	December 31, 2009
Unused commercial loan commitments	$1,633,994	$2,004,141
Standby letters of credit	158,211	171,155
Unused portion of home equity credit lines:
Continuing portfolio	1,679,427	1,697,293
Liquidating portfolio	13,065	13,989
Unadvanced portion of closed construction consumer loans	13,520	14,220
Unadvanced portion of closed commercial construction loans	77,608	111,952
Outstanding residential and consumer loan commitments	192,542	87,989

Total financial instruments with off-balance sheet risk	$3,768,367	$4,100,739

The following table provides detail of activity in the Company’s reserve for unfunded credit commitments for the periods presented:

	June 30,	June 30,
(In thousands)	2010 (a)	2009 (a)
Beginning balance	$9,827	$10,800
Benefit	(713)	(762)

Ending balance-reserve for unfunded credit commitments	$9,114	$10,038

(a)	The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.

Reserve for Loan Repurchases. In connection with the sale of mortgage loans, the Company enters into agreements containing representations and warranties about, among other things, certain characteristics of the mortgage loans sold and the Company’s origination process. The Company may be required to repurchase mortgage loans in the event of certain breaches of these representations and warranties or in the event of default of the borrower within 90 days of origination. The reserve for loan repurchases provides for losses associated with the repurchase of loans sold in connection with the Company’s mortgage banking operations. The reserve is established through a provision charged to expense at the time mortgage loans are sold to third party investors and through additional provision if/when management estimates indicate that adjustments are necessary. The reserve reflects management’s continual evaluation of loss experience and the quality of loan originations. It also reflects management’s expectation of losses from repurchase requests for which management has not yet been notified. Factors considered in the evaluation process for establishing the reserves include identity of counterparty, amount of open repurchase requests, current level of loan losses and estimated recoveries on the underlying collateral. While management utilizes its best judgment and information available, the adequacy of this reserve is dependent upon factors outside of the Company’s control, including the performance of loans sold and the quality of servicing provided by the acquirer.

The following table provides detail of activity in the Company’s reserve for loan repurchases for the six months ended June 30, 2010:

June 30,
(In thousands)	2010
Beginning balance	$1,595
Provision	3,969

Ending balance-reserve for loan repurchases	$5,564

An incremental provision of $3.5 million was recognized in the three months ended June 30, 2010 and is included in other non-interest expense in the Condensed Consolidated Statement of Operations. Of this amount approximately $52 thousand related to loans sold in the period and served to reduce revenues from mortgage banking activities.

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $158.2 million at June 30, 2010 and $171.2 million at December 31, 2009.

Lease Commitments. At June 30, 2010, Webster was obligated under various non-cancelable operating leases for properties used as banking offices and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense based primarily upon increases in real estate taxes over a base year. Rental expense under leases was $5.1 million and $10.3 million and $5.3 million and $10.3 million for the three and six months ended June 30, 2010 and 2009, respectively, and is recorded as a component of occupancy expense in the accompanying Condensed Consolidated Statements of Operations. Webster is also entitled to rental income under various non-cancelable operating leases for properties owned. Rental income was $0.4 million and $0.7 million and $0.4 million and $1.1 million for the three and six months ended June 30, 2010 and 2009, respectively, and is recorded as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Operations. There has been no significant change in future minimum lease payments payable since December 31, 2009. See the 2009 Form 10-K for information regarding these commitments.

Litigation Reserves. Webster is involved in routine legal proceedings and regulatory matters occurring in the ordinary course of business. In accordance with ASC 450, Webster maintains reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. Once established, reserves are adjusted each quarter in light of additional information. For more information regarding Webster’s material legal proceedings, see Part II, Item 1, “Legal Proceedings” of this Form 10-Q.

As previously disclosed, in the second quarter of 2010, Webster increased its litigation reserves by approximately $20 million, primarily related to the Broadwin case. There is no assurance that the Company’s litigation reserves will not need to be adjusted in future periods. Webster believes it has defenses to all the claims asserted against it in existing litigation matters and intends to defend itself in all matters. Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation reserves, Webster believes that the legal actions, proceedings currently pending against it should not have a material adverse effect on Webster’s consolidated financial condition. However, in light of the uncertainties involved in such proceedings, actions and investigations, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by Webster; as a result, the outcome of a particular matter may be material to the Company’s operating results for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2009, included in the 2009 Form 10-K, and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 to this report. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results for the full year ending December 31, 2010 or any future period.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of Webster or its management or Board of Directors, including those relating to products or services or the impact or expected outcome of various legal proceedings; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

•	Volatility and disruption in national and international financial markets.

•	Government intervention in the U.S. financial system.

•	Changes in the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	Adverse conditions in the securities markets that lead to impairment in the value of securities in the Company’s investment portfolio.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Technological changes.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among banks, financial holding companies and other financial service providers.

•

The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in its 2009 Annual Report on Form 10-K and in Note 1 to the condensed consolidated financial statements included in Item 1 to this report. The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan losses, valuation and analysis for impairment of goodwill and other intangible assets, and the fair value measurements, income taxes and pension and other post retirement benefits as the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2009 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Summary of Performance

Webster’s consolidated net income after tax was $17.6 million for the three months ended June 30, 2010, compared to a net loss of $31.6 million for the three months ended June 30, 2009. The net income available to common shareholders was $12.7 million, or $0.15 per diluted common share, for the three months ended June 30, 2010, compared to a net income of $16.8 million, or $(0.65) per diluted common share, for the three months ended June 30, 2009. The year-over-year increase in consolidated net income is primarily attributable to a reduction in loan provisions. Provision for loan losses for the three months ended June 30, 2010 were $32.0 million, a reduction of $53.0 million compared to $85.0 million at June 30, 2009. Net interest income increased $13.1 million for the three months ended June 30, 2010 from the comparable period in the prior year, primarily due to a 23 basis point increase in the net interest margin. Non-interest income increased by $30.1 million and non-interest expenses increased by $17.6 million for the three months ended June 30, 2010 from the comparable period in the prior year. Non-interest income and expense were impacted by the $6.4 million gain on sale of shares in the Company’s investment in Higher One Holdings, Inc., the $8.6 million gain for the mark to market on the retained shares, and the $19.7 litigation reserve recorded in the three months ended June 30, 2010.

Webster’s consolidated net income after tax was $19.1 million for the six months ended June 30, 2010, compared to a net loss of $42.7 million for the six months ended June 30, 2009. The net income available to common shareholders was $6.7 million, or $0.08 per diluted common share, for the six months ended June 30, 2010, compared to a net loss of $4.8 million, or $(0.96) per diluted common share, for the six months ended June 30, 2009. The year-over-year increase in consolidated net income is primarily attributable to a reduction in provision for loan losses. The provision for loan loss for the six months ended June 30, 2010 was $75.0 million, a reduction of $76.0 million compared to $151.0 million at June 30, 2009. Net interest income increased $26.2 million for the six months ended June 30, 2010 from the comparable period in the prior year primarily due to a 26 basis point increase in the net interest margin. Non-interest income increased by $23.0 million and non-interest expenses increased by $33.2 million for the six months ended June 30, 2010 from the comparable period in the prior year.

Selected financial highlights are presented in the table below.

	At or for the Three months ended June 30,		At or for the Six months ended June 30,
(In thousands, except per share data)	2010	2009	2010	2009
Earnings
Net interest income	$132,342	$119,288	$263,726	$237,485
Total non-interest income	65,520	35,378	112,536	89,493
Total non-interest expense	147,667	130,077	281,291	248,093
Income (loss) from continuing operations, net of tax	17,645	(31,875)	19,066	(42,986)
Income from discontinuing operations, net of tax	—	313	—	313
Net income attributable to noncontrolling interests	7	—	7	13
Net income (loss) attributable to Webster Financial Corporation	17,638	(31,562)	19,059	(42,686)
Net income (loss) available to common shareholders	12,730	16,799	6,661	(4,754)

Common Share Data
Income (loss) per common share from continuing operations- basic	$0.16	$0.30	$0.08	$(0.10)
Income (loss) per common share available to common shareholders- basic	0.16	0.31	0.08	(0.09)
Income (loss) from continuing operations per common share - diluted	0.15	(0.66)	0.08	(0.97)
Net income (loss) per common share - diluted	0.15	(0.65)	0.08	(0.96)
Dividends declared per common share	0.01	0.01	0.02	0.02
Book value per common share	19.75	21.73	19.75	21.73
Tangible book value per common share	12.79	13.15	12.79	13.15
Dividends declared per Series A preferred share	21.25	21.25	42.50	42.50
Dividends declared per Series B preferred share	12.50	12.50	25.00	25.00
Dividends declared per affiliate preferred share	0.22	0.22	0.43	0.43
Diluted shares (weighted average)	82,721	58,486	82,090	58,344

Selected Ratios
Return on average assets	0.39%	(0.73)%	0.21%	(0.49)
Return on average shareholders’ equity	3.81	(6.88)	2.02	(4.63)
Net interest margin	3.27	3.04	3.27	3.01
Efficiency ratio (a)	65.67	66.40	65.21	66.91
Tangible capital ratio	7.68	7.58	7.68	7.58
Tier one common equity to risk weighted assets	8.12	6.50	8.12	6.50

(a)	Calculated using SNL’s methodology-non-interest expense (excluding foreclosed property expenses, intangible amortization, goodwill impairments and other charges) as a percentage of net interest income (FTE basis) plus non-interest income (excluding gain/loss on securities and other charges).

The following summarizes the major categories of assets and liabilities together with their respective interest income or expense and the average rates earned or paid by Webster:

	Three months ended June 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$10,877,997	$122,447	4.49%	$12,003,362	$137,533	4.57%
Investment securities (b)	5,374,567	58,126	4.33	3,804,936	51,689	5.32
Federal Home Loan and Federal Reserve Bank stock	142,918	746	2.09	137,841	670	1.95
Interest bearing deposits	185,364	121	0.26	12,124	43	1.39
Loans held for sale	12,761	144	4.51	77,787	833	4.28

Total interest-earning assets	16,593,607	181,584	4.37%	16,036,050	190,768	4.72%
Noninterest-earning assets	1,382,519			1,443,322

Total assets	$17,976,126			$17,479,372

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$1,715,043	$—	—%	$1,567,026	$—	—%
Savings, NOW & money market deposits	8,657,141	13,203	0.61	6,745,909	15,229	0.91
Certificates of deposit	3,628,750	17,279	1.91	4,778,929	34,753	2.92

Total interest-bearing deposits	14,000,934	30,482	0.87	13,091,864	49,982	1.53

Repurchase agreements and other short-term borrowings	785,028	4,122	2.08	1,031,671	4,554	1.75
Federal Home Loan Bank advances	576,880	4,746	3.25	666,604	6,459	3.83
Long-term debt	587,702	6,342	4.32	653,712	6,882	4.21

Total borrowings	1,949,610	15,210	3.10	2,351,987	17,895	3.02

Total interest-bearing liabilities	15,950,544	45,692	1.15%	15,443,851	67,877	1.76%
Noninterest-bearing liabilities	163,744			171,611

Total liabilities	16,114,288			15,615,462
Noncontrolling interests	9,639			9,630
Equity	1,852,199			1,854,280

Total liabilities and equity	$17,976,126			$17,479,372

Fully tax-equivalent net interest income		135,892			122,891
Less: tax equivalent adjustments		(3,550)			(3,603)

Net interest income		$132,342			$119,288

Interest-rate spread			3.22%			2.96%
Net interest margin (b)			3.27%			3.04%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, net unrealized gains (losses) on available for sale securities of $10.7 million and $(78.3) million as of June 30, 2010 and 2009, respectively, are excluded from the average balance for rate calculations.

	Six months ended June 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$10,927,030	$245,797	4.50%	$12,076,781	$278,300	4.61%
Investment securities (b)	5,221,609	114,962	4.41	3,808,227	105,575	5.40
Federal Home Loan and Federal Reserve Bank stock	141,902	1,462	2.08	136,366	1,296	1.92
Interest bearing deposits	217,732	283	0.26	16,114	74	0.92
Loans held for sale	20,063	458	4.57	49,259	997	4.05

Total interest-earning assets	16,528,336	362,962	4.39%	16,086,747	386,242	4.77%
Noninterest-earning assets	1,390,512			1,454,622

Total assets	$17,918,848			$17,541,369

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$1,678,551	$—	—%	$1,537,297	$—	—%
Savings, NOW & money market deposits	8,512,228	27,081	0.64	6,346,814	30,940	0.98
Certificates of deposit	3,705,533	35,352	1.92	4,808,525	71,950	3.02

Total interest-bearing deposits	13,896,312	62,433	0.91	12,692,636	102,890	1.63

Repurchase agreements and other short-term borrowings	806,501	8,124	2.00	1,361,792	10,355	1.51
Federal Home Loan Bank advances	576,778	9,165	3.16	767,923	13,513	3.50
Long-term debt	588,248	12,406	4.22	667,465	14,680	4.40

Total borrowings	1,971,527	29,695	3.00	2,797,180	38,548	2.75

Total interest-bearing liabilities	15,867,839	92,128	1.17%	15,489,816	141,438	1.84%
Noninterest-bearing liabilities	157,132			185,515

Total liabilities	16,024,971			15,675,331
Noncontrolling interests	9,640			9,625
Equity	1,884,237			1,856,413

Total liabilities and equity	$17,918,848			$17,541,369

Fully tax-equivalent net interest income		270,834			244,804
Less: tax equivalent adjustments		(7,108)			(7,319)

Net interest income		$263,726			$237,485

Interest-rate spread			3.22%			2.93%
Net interest margin (b)			3.27%			3.01%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, net unrealized gains (losses) on available for sale securities of $9.7 million and $(100.2) million as of June 30, 2010 and 2009, respectively, are excluded from the average balance for rate calculations.

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

	Three months ended June 30, 2010 vs. 2009 Increase (decrease) due to			Six months ended June 30, 2010 vs. 2009 Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$(2,374)	$(12,712)	$(15,086)	$(6,514)	$(25,989)	$(32,503)
Loans held for sale	42	(731)	(689)	115	(654)	(539)
Investment securities	(10,915)	17,559	6,644	(22,692)	32,665	9,973

Total interest income	(13,247)	4,116	(9,131)	(29,091)	6,022	(23,069)

Interest on interest-bearing liabilities:
Deposits	$(22,786)	$3,286	(19,500)	(49,459)	9,002	(40,457)
Borrowings	455	(3,140)	(2,685)	3,262	(12,115)	(8,853)

Total interest expense	(22,331)	146	(22,185)	(46,197)	(3,113)	(49,310)

Net change in net interest income	$9,084	$3,970	$13,054	$17,106	$9,135	$26,241

Net Interest Income

Net interest income totaled $132.3 million and $263.7 million for the three and six months ended June 30, 2010, respectively, compared to $119.3 million and $237.5 million for the three and six months ended June 30, 2009, respectively, an increase of $13.1 and $26.2 million. For the six months ended June 30, 2010 compared to the six months ended June 30, 2009, average interest-earning assets grew by 2.7% to $16.5 billion from $16.1 billion, while average interest-bearing liabilities grew by 2.4% to $15.9 billion from $15.5 billion. As a result of the greater decline in the cost of interest bearing liabilities than the decline in yield on interest-earning assets to interest-bearing liabilities, the net interest margin grew by 23 basis points to 3.27% for the three months ended June 30, 2010 from 3.04% for the three months ended June 30, 2009. For the three months ended June 30, 2010, the yield on interest-earning assets declined by 35 basis points while the cost of interest-bearing liabilities declined 61 basis points.

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

Interest Income

Interest income decreased $9.2 million, or 4.8%, to $181.6 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The decrease in the average yield of 35 basis points was partially offset by an increase in average interest earning assets of $557.6 million. The average loan portfolio, excluding loans held for sale, decreased by $1.1 billion for the three months ended June 30, 2010, or 9.4%, compared to 2009. Average investment securities increased by $1.6 billion for the three months ended June 30, 2010, or 41.3%, compared to the three months ended June 30, 2009.

The 35 basis point decrease in the average yield earned on interest-earning assets for the three months ended June 30, 2010 to 4.37% compared to 4.72% for the three months ended June 30, 2009 is a result of repayment of higher yielding loans and securities and purchase of lower yielding securities. The loan portfolio yield decreased 8 basis points to 4.49% for the three months ended June 30, 2010 and comprised 65.6% of average interest-earning assets at June 30, 2010 compared to the loan portfolio yield of 4.57% and 74.9% of average interest-earning assets for the three months ended June 30, 2009. Additionally, the yield on investment securities was 4.33% at June 30, 2010, a 99 basis point decrease compared to the three months ended June 30, 2009.

Interest income decreased $23.3 million, or 6.0%, to $363.0 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The decrease in the average yield of 38 basis points was partially offset by an increase in average interest earning assets of $441.6 million. The average loan portfolio, excluding loans held for sale, decreased by $1.1 billion for the six months ended June 30, 2010, or 9.5%, compared to 2009. Average investment securities increased by $1.4 billion for the six months ended June 30, 2010, or 37.1%, compared to the six months ended June 30, 2009.

The 38 basis point decrease in the average yield earned on interest-earning assets for the six months ended June 30, 2010 to 4.39% compared to 4.77% for the six months ended June 30, 2009 is a result of repayment of higher yielding loans and securities and purchase of lower yielding securities. The loan portfolio yield decreased 11 basis points to 4.50% for the six months ended June 30, 2010 and comprised 66.1% of average interest-earning assets at June 30, 2010 compared to the loan portfolio yield of 4.61% and 75.1% of average interest-earning assets for the six months ended June 30, 2009. Additionally, the yield on investment securities was 4.41%, a 99 basis point decrease compared to the six months ended June 30, 2009.

Interest Expense

Interest expense for the three months ended June 30, 2010 decreased $22.2 million, or 32.7%, compared to the three months ended June 30, 2009. The cost of interest-bearing liabilities was 1.15% for the three months ended June 30, 2010; a decrease of 61 basis points compared to 1.76% for the three months ended June 30, 2009. The decrease was primarily due to declines in the cost of deposits to .87% from 1.53% for the three months ended June 30, 2009, and an increase in average deposits of $.91 billion for the three months ended June 30, 2009, offset somewhat by an 8 basis point increase in the cost of borrowings to 3.10% from 3.02% for the three months ended June 30, 2009 as a result of runoff of lower cost borrowings.

Interest expense for the six months ended June 30, 2010 decreased $49.3 million, or 34.9%, compared to the six months ended June 30, 2009. The cost of interest-bearing liabilities was 1.17% for the six months ended June 30, 2010; a decrease of 67 basis points compared to 1.84% for the six months ended June 30, 2009. The decrease was primarily due to declines in the cost of deposits to .91% from 1.63% for the six months ended June 30, 2009, and an increase in average deposits of $1.2 billion for the six months ended June 30, 2009, offset somewhat by a 25 basis point increase in the cost of borrowings to 3.0% from 2.75% for the six months ended June 30, 2009 as a result of runoff of lower cost borrowings.

Provision for Loan Losses

The provision for loan losses was $32.0 million and $75.0 million for the three and six months ended June 30, 2010; respectively, a decrease of $53.0 million and $76.0 million compared to $85.0 million and $151.0 million for the three and six months ended June 30, 2009. The decrease in the provision is primarily due to management’s perspective regarding the level of inherent losses in Webster’s existing book of business and management’s belief that the overall reserve levels are adequate. For the three and six months ended June 30, 2010, total net charge-offs were $31.8 million and $72.1 million compared to $49.9 million and $80.0 million for the three and six months ended June 30, 2009, respectively.

Management performs a quarterly review of the loan portfolio and unfunded commitments to determine the adequacy of the allowance for loan and credit losses. Several factors influence the amount of the provision, including loan growth, portfolio composition, credit performance changes in the levels of non-performing loans, net charge-offs and the general economic environment. At June 30, 2010, the allowance for loan losses totaled $344.1 million or 3.17% of total loans compared to $341.2 million or 3.09% at December 31, 2009. See the “Allowance for Loan Losses Methodology” section later in Management’s Discussion and Analysis for further details.

Non-Interest Income

The following summarizes the major categories of non-interest income for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
(In thousands)	2010	2009	Percent	2010	2009	Percent
Non-Interest Income:
Deposit service fees	$29,345	$29,984	(2.1)%	$57,129	$57,943	(1.4)%
Loan related fees	7,225	6,350	13.8	13,230	12,832	3.1
Wealth and investment services	6,218	6,081	2.3	12,053	11,831	1.9
Mortgage banking activities	427	3,433	(87.6)	289	4,039	(92.8)
Increase in cash surrender value of life insurance policies	2,612	2,665	(2.0)	5,190	5,257	(1.3)
Net gain on assets classified as trading	8,584	—	100.0	8,584	—	100.0
Gain on the exchange of trust preferreds for common stock	—	24,336	(100.0)	—	24,336	(100.0)
Gain on early extinguishment of subordinated notes	—	—	—	—	5,993	(100.0)
Net gain (loss) on sale of investment securities	4,364	(13,593)	(132.1)	8,682	(9,135)	(195.0)
Total other-than-temporary impairment losses on securities	(3,054)	(27,110)	(88.7)	(11,268)	(27,110)	(58.4)
Portion of the loss recognized in other comprehensive income	1,866	—	100.0	6,400	—	100.0

Net impairment losses recognized in earnings	(1,188)	(27,110)	(95.6)	(4,868)	(27,110)	(82.0)
Other income	7,933	3,232	145.5	12,247	3,507	249.2

Total non-interest income	$65,520	$35,378	85.2%	$112,536	$89,493	25.7%

Total non-interest income was $65.5 million and $112.5 million for the three and six months ended June 30, 2010, an increase of $30.1 million and $23.0 from the comparable periods in 2009. The $30.1 million increase for the three months ended June 30, 2010 from the comparable period in 2009 is primarily attributable to a decrease of $25.9 million or 95.6% in the net impairment losses recognized in earnings and the recognition of $8.6 million gain on assets classified as trading related to the Company’s investment in Higher One Holdings, Inc. in the three months ended June 30, 2010. The $23.0 million increase for the six months ended June 30, 2010 from the comparable period in 2009 is primarily attributable to a decrease of $22.2 million or 82.0% in the net impairment losses recognized in earnings and the recognition of $8.6 million gain on assets classified as trading in the six months ended June 30, 2010.

Deposit Service Fees. Deposit service fees totaled $29.3 million and $57.1 million for the three and six months ended June 30, 2010, respectively, down $0.6 million and $0.8 million from the comparable periods in 2009, primarily due to a decline in overdraft charges.

Loan Related Fees. Loan-related fees were $7.2 million and $13.2 million for the three and six months ended June 30, 2010, respectively, an increase of $0.9 million and $0.4 million from the comparable periods in 2009, due to decrease in volume of consumer finance loan origination fees offset by an increase in volume and price of commercial loan fees for modifications and renewals.

Wealth and Investment Services. Wealth and investment services income totaled $6.2 million and $12.1 million for the three and six months ended June 30, 2010, respectively, an increase of $0.1 million and $0.2 million from the comparable periods in 2009. The $0.1 million increase for the three months ended June 30, 2010 from the comparable period in 2009 is due to an increase in new business originated by Webster Financial Advisors coupled with improved market conditions. The $0.2 million increase for the six months ended June 30, 2010 from the comparable period in 2009 is due to an increase in new business originated by Webster Investment Services coupled with an increase in market conditions.

Mortgage Banking Activities. Mortgage banking activities were $0.4 million and $0.3 million for the three and six months ended June 30, 2010, respectively, down $3.0 million and $3.8 million from the comparable periods in 2009 due primarily to decline in the volume of settlement of loans to third parties.

Net Gain on Assets Classified as Trading. Net gain on assets classified as trading of $8.6 million for the three and six months ended June 30, 2010 represents the mark-to-market gain on the Company’s remaining 605,893 shares in Higher One’s common stock, which are classified as trading assets in the investment portfolio.

Sale of Investments. Net gains from the sale of investment securities were approximately $4.4 million and $8.7 million for the three and six months ended June 30, 2010, respectively, and gains of $18.0 million and $17.8 million from the comparable periods in 2009 primarily related to the sales of fixed and variable agency MBS.

Net Impairment Losses on Securities Recognized in Earnings. Net impairment losses on securities recognized in earnings were approximately $1.2 million and $4.9 million for the three and six months ended June 30, 2010, respectively, a reduction in losses of $25.9 million and $22.2 million from the comparable periods in 2009. This decrease is primarily the result of improvement in credit spreads in 2010 compared to 2009, and the recent overall drop in yields during the three months ended June 30, 2010.

Other. Other non-interest income was $7.9 million and $12.2 million for the three and six months ended June 30, 2010, respectively, compared to $3.2 million and $3.5 million a year ago. The increase is primarily due to a gain of $6.4 million on the sale of the Company’s direct investment in the Higher One Holdings, Inc., as part of that company’s recent initial public offering.

Non-Interest Expense

The following summarizes the major categories of non-interest expense for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
(In thousands)	2010	2009	Percent	2010	2009	Percent
Non-Interest Expense:
Compensation and benefits	$60,584	$59,189	2.4%	$121,663	$115,658	5.2%
Occupancy	13,546	13,594	(0.4)	27,986	27,889	0.3
Technology and equipment expense	15,657	15,288	2.4	30,925	30,428	1.6
Intangible assets amortization	1,397	1,450	(3.7)	2,794	2,913	(4.1)
Marketing	5,226	3,196	63.5	10,017	6,302	58.9
Professional and outside services	3,566	3,394	5.1	6,168	7,178	(14.1)
Deposit insurance	7,161	5,959	20.2	13,246	10,549	25.6
Litigation reserve	19,676	—	100.0	19,676	—	100.0
Other expenses	20,854	28,007	(25.5)	48,816	47,176	3.5

Total non-interest expense	$147,667	$130,077	13.5%	$281,291	$248,093	13.4%

Total non-interest expenses were $147.7 million and $281.3 million for the three and six months ended June 30, 2010, an increase of $17.6 million and $33.2 million for the comparable periods in 2009. The $17.6 million increase for the three months ended June 30, 2010 from the comparable period in 2009 included a $19.7 million accrual related to a previously announced litigation reserve offset by a decline $2.7 million in foreclosed and repossessed asset expenses from the comparable period in 2009. The $33.2 million increase for the six months ended June 30, 2010 from the comparable period in 2009 included a $19.7 million accrual related to a previously announced litigation reserve and increases in compensation expense from the comparable period in 2009.

Compensation and benefits. Compensation and benefits were $60.6 million and $59.2 million for the three months ended June 30, 2010 and 2009, an increase of $1.4 million primarily attributable to a 2% increase in base compensation from 2009. Compensation and benefits were $121.7 million for the six months ended June 30, 2010, an increase of $6.0 million from the comparable due to lower salaries and headcount for the six months ended June 30, 2009 as compared to the current year period. Headcount increases reflect increased investment in credit risk, workout, and business development functions.

Marketing. Marketing expense was $5.2 million and $10.0 million for the three and six months ended June 30, 2010, respectively, an increase of $2.0 million and $3.7 million from the comparable periods in 2009. The increase in marketing expense is reflective of an increase in marketing campaigns and brand advertising, including advertising associated with the Company’s 75th anniversary, as compared to the three and six months ended June 30, 2009.

Deposit Insurance. The FDIC deposit insurance assessment for the three and six months ended June 30, 2010 was $7.2 million and $13.2 million as compared to $6.0 million and $10.5 million for the three and six months ended June 30, 2009, respectively. This increase is due to an increase in FDIC insured deposits coupled with an increase in fees for the Transaction Account Guarantee Program (“TAGP”) that was experienced in the three and six months ended June 30, 2010.

Litigation Reserve. The Company recorded a $19.7 million accrual related to a previously announced litigation reserve in the three months ended June 30, 2010.

Other Expense. Other expenses were $20.9 million and $28.0 million for the three months ended June 30, 2010 and 2009, a decrease of $7.1 million primarily attributable to a FDIC special assessment of $8.0 million recorded for the three months ended June 30, 2009. Other expenses were $48.8 million and $47.2 million for the six months ended June 30, 2010 and 2009, an increase of $1.6 million due to an addition of $3.5 million to the reserve for loan repurchases offset by a decline of $3.6 million in foreclosed and repossessed asset expenses from the comparable period in 2009.

Income Taxes

During the three and six months ended June 30, 2010, Webster recognized income tax expense of $0.6 million and $0.9 million, respectively, applicable to the $18.2 million and $20.0 million of pre-tax income from continuing operations in the respective periods. In the comparable 2009 periods, the income tax benefits applicable to continuing operations for the three and six months ended June 30, 2009, were $(28.5) million and $(29.1) million, respectively. An analytical comparison of 2010 and 2009 effective tax rates is not meaningful for these purposes, due primarily to the existence of pre-tax losses in 2009.

The $0.6 million and $0.9 million of tax expense for the three and six months ended June 30, 2010, respectively, and the effective tax rates for those periods of 3.0% and 4.5%, respectively, reflect: (i) the application of an estimated annual effective tax rate of 19% for 2010 to the pre-tax income for the six months ended June 30, 2010; and (ii) the exclusion of the $19.7 million litigation provision that was recognized in the three months ended June 30, 2010, from the pre-tax income to which the 19% effective tax rate was applied. The $19.7 million litigation reserve was treated as a significant, unusual item under the provisions of FASB ASC Topic 740, “Income Taxes,” and Subtopic 740-270, and its $6.9 million tax benefit was recognized in the three months ended June 30, 2010, resulting in a significant variation in the customary relationship between income tax expense and pre-tax income, in the three and six month periods ended June 30, 2010, as noted above.

As a result of the recognition of $16.9 million of capital gains during the three months ended June 30, 2010 (including the $15.0 million gain from Webster’s investment in Higher One Holdings Inc.), Webster recognized a $6.0 million decrease in its valuation allowance for deferred tax assets applicable to capital losses. The impact of the decrease in the valuation allowance is reflected in the Company’s 19% estimated annual effective tax rate for 2010, which, otherwise, would have been approximately 25%. The remaining $0.3 million portion of the total $6.3 million decrease in the valuation allowance is attributable to net state deferred tax assets. At June 30, 2010, $8.4 million of Webster’s $85.6 million valuation allowance is applicable to capital losses, and the remaining $77.2 million is attributable to net state deferred tax assets.

The $28.5 million tax benefit on the $60.4 million pre-tax loss for the three months ended June 30, 2009 reflects the application of an estimated annual effective tax-benefit rate of 40% to the $72.1 million pre-tax loss for the six months ended June 30, 2009.

For more information on Webster’s income taxes, see Note 16 of the Notes to the Condensed Consolidated Financial Statements contained elsewhere within this report and Note 9 of the Notes to Consolidated Financial Statements for the year ended December 31, 2009, included in the Company’s 2009 Form 10-K.

Business Segment Results

Webster’s operations are divided into four business segments that represent its core businesses - Commercial Banking, Retail Banking, Consumer Finance and Other. Other currently includes Health Savings Accounts (HSA) and Government and Institutional Banking. These segments reflect how executive management responsibilities are assigned by the chief executive officer for each of the core businesses, the products and services provided, and the type of customer served, and they reflect the way that financial information is currently evaluated by management. The Company’s Treasury unit is included in Corporate and Reconciling category along with the results of discontinued operations and the amounts required to reconcile profitability metrics to GAAP reported amounts. As of January 1, 2009, executive management realigned its business segment balances transferring the equipment finance, wealth management and insurance premium finance operating units from the Other reporting segment to the Commercial Banking reporting segment to reflect the realignment of responsibilities. In addition, certain support functions were realigned within the corporate function. See Note 15 of Notes to Condensed Consolidated Financial Statements contained elsewhere within this report for further information.

Webster’s business segments results are intended to reflect each segment as if it were a stand-alone business. The following tables present the results for Webster’s business segments for the three and six months ended June 30, 2010 and 2009, and incorporates the allocation of the increased provision for loan losses, other-than-temporary impairment charges and income tax benefit to each of Webster’s business segments for the periods ended:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2010	2009	2010	2009
Net Income (Loss)
Commercial Banking	$9,804	$(16,157)	$12,686	$(23,209)
Retail Banking	4,861	(825)	3,663	(10,293)
Consumer Finance	(17,328)	(1,968)	(28,994)	(25,446)
Other	3,885	618	6,537	(75)

Total reportable segments	1,222	(18,332)	(6,108)	(59,023)
Corporate and reconciling items	16,416	(13,230)	25,167	16,337

Net income (loss) attributable to Webster Financial Corporation	$17,638	$(31,562)	$19,059	$(42,686)

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

The Company uses a matched maturity funding concept, also known as coterminous funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the Treasury group which is reflected in Corporate and Reconciling items. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” basically considers the origination date and the earlier of the maturity date or the re-pricing date of a financial instrument to assign an FTP rates for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used” and deposits are assigned an FTP rate for funds “provided”. From a governance perspective, this process is executed by the Company’s Financial Planning and Analysis division and the process is overseen by the Company’s Asset Liability Committee.

As of January 1, 2010, the company began attributing the provision for loan losses (“PLL”) to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors, are shown as other reconciling items. For the six months ended June 30, 2010, 98% of the provision expense is specifically attributable to business segments and reported accordingly. The 2009 segment Performance Summary has been adjusted for comparability to the 2010 Performance Summary.

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

The full profitability measurement reports which are prepared for each operating segment reflect non-GAAP reporting methodologies. The differences between these report based measures are reconciled to GAAP values in the reconciling amounts row.

Commercial Banking

The Commercial Banking segment includes middle market, asset-based lending, commercial real estate, equipment finance, and wealth management. Webster sold its insurance premium financing subsidiary on November 2, 2009.

Commercial Banking Results:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2010	2009	2010	2009
Net interest income	$31,087	$30,438	$62,168	$59,648
Provision for loan losses	7,020	45,848	19,658	64,983

Net interest income (loss) after provision	24,067	(15,410)	42,510	(5,335)
Non-interest income	9,645	8,894	18,551	17,378
Non-interest expense	24,026	24,990	47,773	50,978

Income (loss) before income taxes	9,686	(31,506)	13,288	(38,935)
Income tax (benefit) expense	(118)	(15,349)	602	(15,726)

Net income (loss)	$9,804	$(16,157)	$12,686	$(23,209)

Total assets at period end	$4,172,591	$4,756,744	$4,172,591	$4,756,744

Total loans at period end	4,191,473	4,748,548	4,191,473	4,748,548

Total deposits at period end	$719,863	$480,778	$719,863	$480,778

Net interest income increased $0.6 million or 2.1% and $2.5 million or 4.2% in the three and six months ended June 30, 2010, respectively, from comparable periods in 2009. The increase is primarily due to an increase in loan renewals and higher interest rates on such originations. The provision for loan losses decreased $38.8 million or 84.7% and $45.3 million or 69.7% in the three and six months ended June 30, 2010, respectively, from comparable periods in 2009. The decrease in the provision is primarily due to management’s perspective regarding the level of inherent losses in this segment’s existing book of business and management’s belief that the overall reserve levels are adequate. Non-interest income increased $0.8 million or 8.4% and $1.2 million or 6.7% in the three and six months ended June 30, 2010, respectively, from comparable periods in 2009, reflecting increased customer volume which has, resulted in an increase in cash management, loan and investment fees. Non-interest expense decreased $1.0 million or 3.9% and $3.2 million or 6.3% in the three and six months ended June 30, 2010, respectively, from comparable periods in 2009, due to cost reductions in the equipment finance business and reduced costs due to the sale of BIC in November 2009. Total deposits increased $239.1 million or 49.7% for the period ended June 30, 2010, compared to June 30, 2009. The increase reflects an increase in new and existing customer deposit activity.

Retail Banking

Included in the Retail Banking segment is retail, business and professional banking and investment services.

Retail Banking Results:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2010	2009	2010	2009
Net interest income	$52,590	$39,393	$100,095	$80,790
Provision for loan losses	1,378	5,150	5,031	12,860

Net interest income after provision	51,212	34,243	95,064	67,930
Non-interest income	29,160	30,033	56,307	57,704
Non-interest expense	75,037	71,569	147,534	142,900

Income (loss) before income taxes	5,335	(7,293)	3,837	(17,266)
Income tax expense (benefit)	474	(6,468)	174	(6,973)

Net income (loss)	$4,861	$(825)	$3,663	$(10,293)

Total assets at period end	$1,527,461	$1,589,227	$1,527,461	$1,589,227

Total loans at period end	860,187	909,985	860,187	909,985

Total deposits at period end	$10,259,760	$10,273,596	$10,259,760	$10,273,596

Net interest income increased $13.2 million or 33.5% and $19.3 million or 23.9% in the three and six months ended June 30, 2010, respectively, from comparable periods in 2009. The increase is a result of improved deposit mix of higher percentage core deposits and reduced deposit costs. The provision for loan losses decreased $3.8 million or 73.2% and $7.8 million or 60.9% in the three and six months ended June 30, 2010, respectively, from comparable periods in 2009. The decrease in the provision is primarily due to management’s perspective regarding the level of inherent losses in this segment’s existing book of business and management’s belief that the overall reserve levels are adequate. Non-interest income decreased $0.9 million or 2.9% and $1.4 million or 2.4% in the three and six months ended June 30, 2010, respectively, from comparable periods in 2009. The decrease is due to a decline in customer overdraft activity and reduced inactive account charges. Non-interest expense increased $3.5 million or 4.8% and $4.6 million or 3.2% in the three and six months ended June 30, 2010, respectively, from comparable periods in 2009. The increase is a result of increased staffing to support Webster’s strategic initiatives. Such initiatives include extended hours in 89 branch locations and additional business bankers in the Business and Professional Banking unit (“BPB”). FDIC insurance costs also increased reflecting participation in the TAGP program. Total loans decreased $49.8 million or 5.5% for the period ended June 30, 2010, compared to June 30, 2009. The decrease reflects increases in loan payoffs.

Consumer Finance

Consumer Finance includes residential mortgage and consumer lending, as well as mortgage banking activities.

Consumer Finance Results:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2010	2009	2010	2009
Net interest income	$25,620	$25,960	$51,409	$52,924
Provision for loan losses	23,624	33,869	48,602	71,955

Net interest income (loss) after provision	1,996	(7,909)	2,807	(19,031)
Non-interest income	2,027	5,563	4,262	7,554
Non-interest expense	19,804	15,601	37,432	31,187

Loss before income taxes	(15,781)	(17,947)	(30,363)	(42,664)
Income tax expense (benefit)	1,540	(15,979)	(1,376)	(17,231)

Loss before noncontrolling interests	(17,321)	(1,968)	(28,987)	(25,433)
Less: Net income attributable to noncontrolling interests	7	—	7	13

Net loss	$(17,328)	$(1,968)	$(28,994)	$(25,446)

Total assets at period end	$6,018,568	$6,301,270	$6,018,568	$6,301,270

Total loans at period end	5,893,378	6,019,466	5,893,378	6,019,466

Total deposits at period end	$34,200	$31,893	$34,200	$31,893

Net interest income decreased $0.3 million or 1.3% and $1.5 million or 2.9% in the three and six months ended June 30, 2010, respectively, from comparable periods in 2009. The decrease in net interest income in the respective periods is related to a corresponding decrease in earning assets, slightly offset by an increase in loan spreads. The provision for loan losses decreased $10.2 million or 30.2% and $23.4 million or 32.5% in the three and six months ended June 30, 2010, respectively, from comparable periods in 2009. The decrease in the provision is primarily due to management’s perspective regarding the level of inherent losses in this segment’s existing book of business and management’s belief that the overall reserve levels are adequate. Non-interest income decreased $3.5 million or 63.6% and $3.3 million or 43.6% in the three and six months ended June 30, 2010, respectively, from comparable periods in 2009. The decrease is due to reduced mortgage banking revenues which reflects management’s decision to retain production. Non-interest expense increased $4.2 million or 26.9% and $6.3 million or 20.0% in the three and six months ended June 30, 2010, respectively, compared from comparable periods in 2009. The increase is primarily due to a $3.5 million provision for loan repurchases recorded in the three months ended June 30, 2010 in addition to an increase in loan workout expense. Total assets decreased $282.7 million or 4.5% for the period ended June 30, 2010, compared to June 30, 2009. The decrease is due to increased loan prepayments compared to the prior period. Total loans decreased $126.1 million or 2.1% for the period ended June 30, 2010, compared to June 30, 2009, due primarily to increased loan prepayments compared to the prior period.

Other

Other includes HSA Bank and Government and Institutional Banking.

Other Results:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2010	2009	2010	2009
Net interest income	$7,941	$4,255	$16,033	$6,946
Provision for loan losses	—	—	—	—

Net interest income after provision	7,941	4,255	16,033	6,946
Non-interest income	3,190	2,825	6,414	5,994
Non-interest expense	7,599	6,476	15,600	13,067

Income (loss) before income taxes	3,532	604	6,847	(127)
Income tax (benefit) expense	(353)	(14)	310	(52)

Net income (loss)	$3,885	$618	$6,537	$(75)

Total assets at period end	$21,321	$23,638	$21,321	$23,638

Total loans at period end	451	99	451	99

Total deposits at period end	$2,331,399	$2,003,002	$2,331,399	$2,003,002

Net interest income increased $3.7 million or 86.6% and $9.1 million or 130.8% in the three and six months ended June 30, 2010, respectively, from comparable periods in 2009. The increase was primarily due to the Government and Institutional Banking group’s growth in deposits. Non-interest income increased $0.4 million or 12.9% and $0.4 million or 7.0% in the three and six months ended June 30, 2010, respectively, from comparable periods in 2009. The increase is primarily due to an increase in HSA deposit service fees. Non-interest expense increased $1.1 million or 17.3% and $2.5 million or 19.4% in the three and six months ended June 30, 2010, respectively, from comparable periods in 2009. The increase is a result of higher FDIC insurance, compensation and processing costs for Government and Institutional Banking due to growth in deposits. Total loans increased $0.4 million or 355.6% for the period ended June 30, 2010, compared to June 30, 2009. Total deposits increased $328.4 million or 16.4% for the period ended June 30, 2010, compared to June 30, 2009. Government and Institutional Banking accounts for $138.0 million and HSA accounts for $190.4 million of the growth in deposits.

Reconciliation of reportable segments’ net income (loss) to condensed consolidated net income (loss):

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2010	2009	2010	2009
Net income (loss) from reportable segments	$1,222	$(18,332)	$(6,108)	$(59,023)
Adjustments, net of taxes:
Corporate Treasury Unit	8,784	(20,757)	5,950	(2,206)
Allocation of provision for credit losses	27	(51)	(1,817)	(717)
Allocation of net interest income	16,720	5,713	41,454	16,641
Discontinued operations	—	313	—	313
Allocation of non-interest income	15,747	5,798	13,782	7,925
Allocation of non-interest expense	(24,862)	(4,246)	(34,202)	(5,619)

Net income (loss) attributable to Webster Financial Corporation	$17,638	$(31,562)	$19,059	$(42,686)

Financial Condition

Webster had total assets of $17.7 billion at June 30, 2010 and December 31, 2009.

Total loans, net decreased by $183.1 million, or 1.7%, to $10.5 billion from $10.7 billion at December 31, 2009. The decrease from December 31, 2009 reflects lower loan demand given economic conditions resulting in lower loan originations, an increase in payoffs given refinancing activity and an increase in the allowance for loan losses of $2.9 million. Total deposits decreased $152.6 million, or 1.1%, from December 31, 2009. Government and Institutional Banking and HSA are included in “Other” for segment reporting. Webster’s loan to deposit ratio improved to 80.5% at June 30, 2010 compared with 81.0% at December 31, 2009 and 88.1% at June 30, 2009, respectively.

At June 30, 2010, total equity was $1.9 billion, a decrease of $74.3 million or 3.8% from $1.9 billion at December 31, 2009. Changes in equity for the six months ended June 30, 2010 consisted of the $100.0 million partial repayment of the TARP funds, $10.0 million of dividends to preferred shareholders and $1.6 million of dividends to common shareholders, partially offset by an increase of $15.7 million of other comprehensive income and net income of $19.1 million. Changes in Equity for the three months ended June 30, 2010 consisted of $4.6 million of dividends to preferred shareholders and $0.8 million of dividends to common shareholders, partially offset by an increase of $13.6 million of other comprehensive income and net income of $17.6 million. At June 30, 2010, the tangible capital ratio was 7.68 % compared to 8.10% at December 31, 2009. See Note 10 of Notes to Condensed Consolidated Financial Statements for information on Webster’s regulatory capital levels and ratios.

Investment Securities Portfolio

Webster, either directly or through Webster Bank, N.A., maintains an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and to provide a means to balance interest-rate sensitivity. The investment portfolio is classified into three major categories: available for sale, held-to-maturity and trading. At June 30, 2010, the combined investment securities portfolios of Webster and Webster Bank totaled $5.4 billion compared to $4.8 billion at December 31, 2009. On a tax-equivalent basis, the yield in the securities portfolio for the three months ended June 30, 2010 was 4.33% as compared to 5.32% for the three months ended June 30, 2009. At June 30, 2010, Webster Bank’s portfolio consisted primarily of mortgage-backed and municipal securities in held-to-maturity, mortgage-backed, agency and corporate trust preferred securities in available for sale. See Note 2 of Notes to Condensed Consolidated Financial Statements contained elsewhere within this report for additional information.

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

Webster Bank has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 12 of Notes to Condensed Consolidated Financial Statements contained elsewhere within this report for additional information concerning derivative financial instruments.

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

Investment Securities

Total investment securities at June 30, 2010 increased by $566.8 million from $4.8 billion as of December 31, 2009. The available for sale securities portfolio increased by $80.3 million primarily due to the investment of funds generated from deposit growth, loan repayments and excess cash held at the Federal Reserve into commercial mortgage backed securities and shorter duration agency collateralized mortgage obligations with limited extension risk and good liquidity while the held-to-maturity portfolio increased by $477.8 million, primarily due to purchases of agency collateralized mortgage obligations securities.

The following table presents a summary of the cost and fair value of Webster’s investment securities:

	June 30, 2010
	Amortized cost (a)(b)	Recognized in OCI		Carrying value	Not Recognized in OCI		Fair value
(Dollars in thousands)		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses
Trading:
Equity securities (a)	$8,785	$—	$—	$8,785	$—	$—	$8,785

Total Trading	$8,785	$—	$—	$8,785	$—	$—	$8,785

Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency notes - GSE	130,167	114	—	130,281	—	—	130,281
Agency collateralized mortgage obligations (“CMOs”) - GSE	790,027	18,816	—	808,843	—	—	808,843
Pooled trust preferred securities (b)	70,357	2,316	(14,117)	58,556	—	—	58,556
Single issuer trust preferred securities	50,780	—	(10,592)	40,188	—	—	40,188
Equity securities-financial institutions (c)	6,260	465	(329)	6,396	—	—	6,396
Mortgage-backed securities - GSE	830,838	40,597	—	871,435	—	—	871,435
Mortgage-backed securities - Private Label	299,560	9,967	(19,064)	290,463	—	—	290,463

Total available for sale	$2,178,189	$72,275	$(44,102)	$2,206,362	$—	$—	$2,206,362

Held to maturity:
Municipal bonds and notes	$674,473	$—	$—	$674,473	$16,309	$(2,290)	$688,492
Agency collateralized mortgage obligations (“CMOs”) - GSE	654,300	—	—	654,300	16,948	—	671,248
Mortgage-backed securities - GSE	1,763,558	—	—	1,763,558	102,410	(73)	1,865,895
Mortgage-backed securities - Private Label	44,274	—	—	44,274	987	—	45,261

Total held to maturity	$3,136,605	$—	$—	$3,136,605	$136,654	$(2,363)	$3,270,896

Total investment securities	$5,323,579	$72,275	$(44,102)	$5,351,752	$136,654	$(2,363)	$5,486,043

(a)	Amortized cost includes $8.6 million mark to market gain at June 30, 2010.
(b)	Amortized cost is net of $39.2 million of credit related other-than-temporary impairments at June 30, 2010.
(c)	Amortized cost is net of $21.7 million of other-than-temporary impairments at June 30, 2010.

	December 31, 2009
	Amortized cost (a)(b)	Recognized in OCI		Carrying value	Not Recognized in OCI		Fair value
(Dollars in thousands)		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency notes - GSE	130,343	—	(196)	130,147	—	—	130,147
Agency collateralized mortgage obligations (“CMOs”) - GSE	320,682	260	(2,085)	318,857	—	—	318,857
Pooled trust preferred securities (a)	76,217	5,288	(10,816)	70,689	—	—	70,689
Single issuer trust preferred securities	50,692	—	(11,978)	38,714	—	—	38,714
Equity securities - financial institutions (b)	6,826	251	(478)	6,599	—	—	6,599
Mortgage-backed securities - GSE	1,365,005	45,782	(845)	1,409,942	—	—	1,409,942
Mortgage-backed securities - Private Label	178,870	1,113	(29,088)	150,895	—	—	150,895

Total available for sale	$2,128,835	$52,694	$(55,486)	$2,126,043	$—	$—	$2,126,043

Held to maturity:
Municipal bonds and notes	$686,495	$—	$—	$686,495	$14,663	$(4,018)	$697,140
Mortgage-backed securities - GSE	1,919,882	—	—	1,919,882	55,109	(4,151)	1,970,840
Mortgage-backed securities - Private Label	52,492	—	—	52,492	—	(292)	52,200

Total held to maturity	$2,658,869	$—	$—	$2,658,869	$69,772	$(8,461)	$2,720,180

Total investment securities	$4,787,704	$52,694	$(55,486)	$4,784,912	$69,772	$(8,461)	$4,846,223

(a)	Amortized cost is net of $43.5 million of credit related other-than-temporary impairments at December 31, 2009.
(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at December 31, 2009.

For the three and six months ended June 30, 2010, the Federal Reserve maintained the Fed Funds rate flat at or below 0.25% in response to the economic downturn. Credit spreads widened as the prospects dimmed for a strong economic recovery and improved financial conditions. Yields on U.S. Treasury securities fell with the Federal Reserve confirming monetary policy would not change in the near term. This development was generally positive for the investment portfolio, particularity the non-credit sensitive agency mortgage-backed securities.

At June 30, 2010 the Company recorded write-downs for other-than-temporary impairments of its available for sale securities of $1.2 million (all $1.2 million in debt securities). The Company held an additional $0.3 billion in investment securities that had been in an unrealized loss position at June 30, 2010. Approximately $0.2 billion of this total had been in an unrealized loss position for less than twelve months while the remainder, $0.1 billion, had been in an unrealized loss position for twelve months or longer. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and the Company believes it is more-likely-than-not that it will not have to sell the security before the recovery of its cost basis. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. At June 30, 2010, available for sale investment securities with a carrying value of $14.5 million had deferred the payment of interest; therefore the securities were placed into a non-accruing status. For additional information on the investment securities portfolio, see Note 2 of Notes to Condensed Financial Statements included elsewhere in this report.

Loan Portfolio

At June 30, 2010, total loans, net were $10.5 billion, a decrease of $183.1 million from December 31, 2009. The decrease includes $72.1 million in net charge-offs and $8.4 million in loans transferred to foreclosed and repossessed properties.

Commercial loans (including commercial real estate) represented 45.6% of the loan portfolio at June 30, 2010, nearly unchanged from 46.3% at December 31, 2009 and down from 47.9% at June 30, 2009. Residential mortgage loans increased slightly to 27.4% of the loan portfolio at June 30, 2010 from 26.3% at December 31, 2009 and 24.8% at June 30, 2009. The remaining portion of the loan portfolio consisted of consumer loans, principally home equity loans and lines of credit.

The following discussion highlights, by business segment, the lending activities in the various portfolios during the three and six months ended June 30, 2010. The loan balances disclosed for the various portfolios are inclusive of loan premiums, discounts and deferred fees. Please refer to Webster’s 2009 Annual Report on Form 10-K, pages 1 through 8, for a complete description of Webster’s lending activities by business segment and credit administration policies and procedures.

COMMERCIAL BANKING

Webster’s Commercial Banking group takes a direct relationship approach to providing lending, deposit and cash management services to middle-market companies in its franchise territory. Additionally, it serves as a primary referral source to wealth management and retail operations. The loan portfolio of the Commercial Banking group totaled $4.2 billion at June 30, 2010 and $4.3 billion at December 31, 2009. The following discussion provides information regarding the components of the Commercial Banking group.

Middle-Market Banking

The Middle-Market group delivers Webster’s broad range of financial services to a diversified group of companies with revenues greater than $10 million, primarily privately held companies located within New England. Typical loan facilities include lines of credit for working capital, term loans to finance purchases of equipment and commercial real estate loans for owner-occupied buildings. The Middle-Market loan portfolio was $763.6 million at June 30, 2010, an increase of 7.0%, compared to $713.8 million at December 31, 2009. Total Middle-Market new loan originations were $73.8 million and $93.1 million for the three and six months ended June 30, 2010, respectively, compared to $23.8 million and $37.4 million for the three and six months ended June 30, 2009, respectively. Total Middle-Market new credit lines issued were $59.1 million and $104.4 million for the three and six months ended June 30, 2010, respectively, compared to $8.4 million and $17.2 million for the three and six months ended June 30, 2009, respectively. The increase in credit extensions is attributable to improving business development efforts.

Commercial Real Estate Lending

The Commercial Real Estate group provides variable rate and fixed rate financing alternatives (primarily in Connecticut, Massachusetts, Rhode Island, New York, New Jersey and Pennsylvania) for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. The commercial real estate portfolio totaled $1.5 billion at June 30, 2010 and December 31, 2009. Total new loan originations for the Commercial Real Estate portfolio were $7.1 million and $18.2 million for the three and six months ended June 30, 2010, respectively, compared to $24.9 million and $34.0 million in the three and six months ended June 30, 2009, respectively. The lower level of originations reflected an absence of transactions that met Webster’s risk return criteria.

At June 30, 2010 and December 31, 2009, there were 11 and 14 construction related loans employing bank funded interest reserves, respectively. The commitments on these loans totaled $121.7 million and $150.9 million and had outstanding balances of $85.9 million and $108.0 million at June 30, 2010 and December 31, 2009, respectively. Contractually committed interest reserves for this loan type totaled $7.0 million and $8.8 million at June 30, 2010 and December 31, 2009, respectively. Interest income of $0.5 million and $1.1 million was recognized for the three and six months ended June 30, 2010, respectively. All of these loans were performing under the original terms at June 30, 2010 except for one loan which is under a forbearance agreement.

It is the Company’s policy to recognize income for this interest component as long as the project is progressing as originally projected and if there has been no deterioration in the financial standing of the borrower or the underlying project. Projects are subject to on-site inspections and budget to actual reviews, as outlined in the loan agreements, throughout the life of the project. Inspections and reviews are performed upon a request for funding, which typically occurs every four to eight weeks. If there is a monetary or non-monetary loan default, the Company will likely cease any interest accrual. At June 30, 2010, there were no situations where additional interest reserves were advanced to keep a loan from becoming non-performing.

Asset Based Lending

Webster Business Credit Corporation (“WBCC”) is Webster Bank’s asset-based lending subsidiary with headquarters in New York, New York and has regional offices in the Northeast. Asset-based loans are generally secured by accounts receivable and inventories of the borrower and, in some cases, also include additional collateral such as property and equipment. The segment of the commercial portfolio underwritten by WBCC was $492.8 million at June 30, 2010 a decrease of 7.5% compared to $532.6 at December 31, 2009. Total new loan and line originations for the asset-based lending portfolio were $11.9 million and $19.6 million for the three and six months ended June 30, 2010, respectively, compared to no new loan originations in the three months ending June 30, 2009 and $8.0 million for the six months ended June 30, 2009. The decline in balances represents a narrowing of the geographic region served by this business line.

Equipment Financing

Webster Capital Finance, Inc. (formerly Center Capital Corporation), is Webster Bank’s equipment financing subsidiary headquartered in Farmington, CT and focuses its business development in the Eastern United States. It transacts business with end users of equipment, either by soliciting this business on a direct basis or through referrals from various equipment manufacturers, dealers and distributors with whom it has relationships. At June 30, 2010 the equipment financing portfolio was $804.9 million a decrease of 10.3% from $897.8 million at December 31, 2009. Webster Capital Finance, Inc. originated $53.1 million and $99.3 million in loans in the three and six months ended June 30, 2010, respectively, compared to $73.4 million and $140.5 million in the three and six months ended June 30, 2009, respectively. The decline in volume reflects a narrowing of the geographic region served by this business line and the decision to exit the aviation finance business during 2009.

Industry Segment Banking

The Industry Segment Banking group delivers a broad range of financial services to the business segments where Webster Bank has specialty market knowledge (media, communications, and business services). It conducts its business development primarily in the Northeast with companies and sponsors. The Industry Segment Banking loan portfolio was $471.2 million at June 30, 2010, an increase of 2.3%, compared to $460.4 million at December 31, 2009. Total Industry Segment new loan originations were $25.7 million and $47.6 million for the three and six months ended June 30, 2010, respectively, compared to $14.4 million and $16.0 million for the three and six months ended June 30, 2009, respectively. Total Industry Segment new credit lines issued were $31.6 million and $43.0 million for the three and six months ended June 30, 2010, respectively, compared to $41.6 million and $42.4 million for the three and six months ended June 30, 2009, respectively.

Investment Planning

Webster Financial Advisors (“WFA”) is Webster Bank’s private bank that targets high net worth clients, not-for-profit organizations and business clients for asset management, trust, loan and deposit products and financial planning services. There were approximately $1.7 billion of client assets under management and administration at June 30, 2010 and $1.8 billion at December 31, 2009. These assets are not included in the Condensed Financial Statements. At June 30, 2010 the WFA loan portfolio was $177.3 a decrease of 3.9% from $184.4 million at December 31, 2009. WFA provides commercial and consumer finance products to its clients. Webster Financial Advisors originated $6.2 million and $12.9 million in loans for the three and six months ended June 30, 2010, respectively, compared to $0.1 million and $6.7 million for the three and six months ended June 30, 2009.

RETAIL BANKING

The retail banking loan portfolio was $860.2 million at June 30, 2010 and $874.7 at December 31, 2009. At June 30, 2010 the Business and Professional Banking loan portfolio was $858.0 million, a decrease of 1.5% compared to $871.2 million at December 31, 2009. Total new loan originations and credit lines for Business and Professional Banking were $34.8 million and $58.2 million for the three and six months ended June 30, 2010, respectively, compared to $19.0 million and $41.5 million for the three and six months ended June 30, 2009, respectively.

CONSUMER FINANCE

Residential Mortgage and Mortgage Banking

For the three and six months ended June 30, 2010, new residential mortgage loan originations totaled $224.9 million and $382.8 million, respectively, compared to $301.9 million and $621.1 million at June 30, 2009, respectively. These amounts include loans sold or held for sale of $42.2 million and $108.5 million for the three and six months ended June 30, 2010, respectively, and $222.8 million and $270.7 million for the three and six months ended June 30, 2009, respectively. At the beginning of 2009, the state of the economy led to a significant decline in residential mortgage interest rates. This triggered increased refinancing activity in the mortgage markets which carried through the balance of 2009. In the three and six months ended June 30, 2010, interest rates were still at low levels, historically; however, refinancing activity slowed down significantly compared to the prior year and, coupled with normal seasonal production, led to the 25.5% and 38.4% decrease in originations compared to the three and six months ended June 30, 2009, respectively. As a result of continued balance sheet management initiatives during the second quarter, there was a decrease in the level of loans designated as held for sale. At June 30, 2010 and December 31, 2009, there were $11.1 million and $12.5 million, respectively, of residential mortgage loans held for sale in the secondary market.

The residential mortgage loan continuing portfolio totaled $2.9 billion at June 30, 2010 and December 31, 2009. At June 30, 2010, approximately $752.4 million, or 25.2%, of the portfolio consisted of adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. At June 30, 2010, approximately $2.2 billion, or 74.8%, of the residential mortgage loan continuing portfolio consisted of fixed rate loans.

The liquidating portfolio of residential construction loans totaled $2.4 million at June 30, 2010, a decrease of 50.0%, compared with $4.8 million at December 31, 2009, the result of continued principal pay downs, charge-offs and property dispositions during the three months ended June 30, 2010.

Consumer Lending

Consumer finance includes home equity loans and lines of credit and other consumer loans. At June 30, 2010, consumer loans within the continuing portfolio totaled $2.7 billion, a decrease of 2.8%, or $76.6 million, compared to December 31, 2009. At June 30, 2010, consumer loans within the liquidating portfolio totaled $194.7 million, a decrease of 11.1%, or $24.4 million, compared to the December 31, 2009 balance of $219.1 million. The decline in the liquidating portfolio reflects pay down activity and charge-offs taken in the six months ended June 30, 2010. Total new loan originations and funding of new credit lines were $51.1 million and $84.3 million for the three and six months ended June 30, 2010, respectively, compared to $29.4 million and $63.2 million for the three and six months ended June 30, 2009, respectively.

Asset Quality

Webster’s primary lending strategy focuses on direct relationship lending within its New England market area. The quality of the assets underwritten is an important factor in the successful operation of a financial institution. Management strives to maintain asset quality through its underwriting standards, servicing of loans and management of non-performing assets.

Asset Quality information for the following periods:

	June 30, 2010			December 31, 2009
(Dollars in thousands)	Amount	%		Amount	%
Nonaccrual loans	$234,312	67.1%		$263,415	65.5%
Nonaccrual restructured loans	82,999	23.7		109,562	27.3
Nonaccrual foreclosed property	31,892	9.2		28,988	7.2

Nonperforming assets	$349,203	100.0%		$401,965	100.0%

Loans 90 days or more past due and still accruing	$2,138			$286

Asset Quality Ratios:
Nonaccrual and nonaccrual restructured loans as a percentage of total loans		2.92%			3.38%
Non-performing assets as a percentage of:
Total assets		1.97			2.27
Total loans plus foreclosed property		3.21			3.63
Net charge-offs as a percentage of average loans (annualized)		1.17			1.68
Allowance for loan losses as a percentage of total loans		3.17			3.09
Allowance for credit losses as a percentage of total loans		3.25			3.18
Ratio of allowance for loan losses to:
Net charge-offs (a)		10.83	x		6.59	x
Nonaccrual and nonaccrual restructured loans		1.08			0.91

(a)	Net charges calculated using current quarter balances

Non-performing assets, loan delinquency and credit losses are considered to be key measures of asset quality. Asset quality is one of the key factors in the determination of the level of the allowance for loan losses. See “Allowance for Loan Losses Methodology” contained elsewhere within this section for further information on the allowance.

Non-performing Assets

The following table details nonperforming assets for the periods presented:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	% (a)	Amount	% (a)
Loans:
Continuing Portfolio:
Consumer finance:
Residential	$93,624	3.15%	$109,567	3.79%
Consumer	31,638	1.17	38,755	1.40

Total consumer finance	125,262	2.21	148,322	2.62

Commercial:
Commercial banking	70,436	3.48	70,614	3.47
Equipment financing	28,271	3.55	30,152	3.40

Total commercial	98,707	3.50	100,766	3.45

Commercial real estate	53,826	2.63	56,144	2.71
Residential development	26,941	32.53	47,264	41.25

Total commercial real estate	80,767	3.80	103,408	4.73

Non-performing loans - continuing portfolio	304,736	2.87	352,496	3.27

Liquidating Portfolio:
NCLC	2,382	100.00	4,233	87.88
Consumer (home equity)	10,193	5.24	16,248	7.41

Non-performing loans - liquidating portfolio	12,575	6.39	20,481	9.15

Total non-performing loans	$317,311	2.92%	$372,977	3.39%

Foreclosed and repossessed assets:
Continuing Portfolio:
Residential and consumer	$8,851		$9,148
Commercial	19,675		18,143

Total foreclosed and repossessed assets - continuing	$28,526		$27,291

Liquidating Portfolio:
NCLC/Consumer	3,366		1,697

Total foreclosed and repossessed assets	$31,892		$28,988

Total non-performing assets	$349,203		$401,965

(a)	Represent the principal balance of non-performing assets as a percentage of the outstanding principal balance within the comparable loan category. The percentage excludes the impact of deferred costs and unamortized premiums.

It is Webster’s policy that all loans 90 or more days past due are placed in non-accruing status. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection.

Non-performing loans were $317.3 million at June 30, 2010, compared to $373.0 million at December 31, 2009. Non-performing loans are defined as non-accruing loans (including non-accrual restructured loans). Non-performing assets (non-performing loans plus foreclosed and repossessed assets) from the continuing portfolios totaled $333.3 million, or 95.4% of total non-performing assets at June 30, 2010 as compared to $379.8 million, or 94.5% of total non-performing assets at December 31, 2009 and $351.6 million, or 91.5% of total non-performing assets at June 30, 2009. Non-performing assets within the continuing portfolio decreased by $28.0 million and $46.5 million for the three months and six months ended June 30, 2010, respectively, of which, $13.5 million (3.7%) and $23.3 million (6.2%), respectively, was associated with the consumer business and $14.5 million (4.0%) and $23.2 million (6.1%), respectively, was associated with the commercial business lines.

Non-performing loans in the liquidating indirect national construction portfolio and indirect out of footprint home equity portfolio totaled $2.4 million and $10.2 million at June 30, 2010, respectively, and $4.2 million and $16.2 million at December 31, 2009, respectively. There were $3.4 million of foreclosed and repossessed assets from the liquidating portfolio at June 30, 2010 compared to $1.7 million at December 31, 2009. Webster’s liquidating portfolios, consisting of indirect, out of market, home equity and national construction loans, had $196.9 million outstanding at June 30, 2010 compared to $423.9 million when the liquidating portfolios were established at December 31, 2007.

Accrual of interest is discontinued if the loan is placed on nonaccrual status. Residential real estate and consumer loans are placed on nonaccrual status at 90 days past due. All commercial loans are subject to a detailed review by the Company’s credit risk team when 90 days past due and a specific determination is made to put a loan on non-accrual status. When a loan is transferred to nonaccrual status, unpaid accrued interest is reversed and charged against interest income. Interest on loans that are more than 90 days past due, as well as on certain other loans as determined by management, is no longer accrued and all previously accrued and unpaid interest is charged to interest income. Nonaccrual loans totaled $317.3 million and $373.0 million at June 30, 2010 and December 31, 2009, respectively. Interest on nonaccrual loans that would have been recorded as additional interest income for the three and six months ended June 30, 2010 and 2009 had the loans been current in accordance with their original terms totaled $5.5 million and $10.3 million, $7.8 and million and $13.9 million, respectively.

Webster individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement for impairment based on the fair value of expected cash flows or collateral. At June 30, 2010, impaired loans totaled $442.8 million, including loans of $286.0 million with an impairment allowance of $39.2 million. Of the $442.8 million in impaired loans at June 30, 2010, $251.4 million were measured using the present value of expected cash flows and $191.4 million were measured using the fair value of the associated collateral. Approximately 79% of the $191.4 million of the collateral dependent loans at June 30, 2010 relied on current third party appraisals to assist in measuring impairment. At December 31, 2009, impaired loans totaled $401.2 million, including loans of $155.5 million with an impairment allowance of $37.0 million. Of the $401.2 million in impaired loans at December 31, 2009, $272.8 million were measured using the present value of expected cash flows and $128.4 million were measured using the fair value of the associated collateral. Approximately 80% of the $128.4 million of the collateral dependent loans at December 31, 2009 relied on current third party appraisals to assist in measuring impairment. The increase in impaired loans is primarily related to the restructuring of $34.4 million of commercial real estate loans and Webster’s continued participation in the mortgage assistance program.

Any impaired loan for which no specific valuation allowance was necessary at June 30, 2010 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge off amounts that reduced the book value of the loan to an amount equal to or below the fair value of the collateral.

To the extent that the recovery of a loan balance is collateral dependent, and that collateral is real estate, the Company obtains an independent appraisal. The appraised value is reduced for selling costs and additional discounts for experience in historical other real estate owned “OREO” sales, if necessary, to determine the estimated fair value of the collateral. The fair value is then compared to the loan balance. Any shortfall in fair value is charged against the allowance for loan losses in the month the related appraisal is received. Since the fair value of the collateral considers selling costs and adjustments for the experience of historical OREO sales, charge offs may be incurred that reduce a loan balance below appraised value. Accordingly, amounts are charged off to bring the loan balance to fair value. No partial or excess charge offs occur. The loan remains on non-performing status subsequent to recording a partial charge off. Non-performing loans, which have not been modified, may qualify to return to performing status once they have paid for more than ninety days. If the loan has been modified, payment must be received under the new terms for a period of six months before returning to performing status.

Updated appraisals are obtained for a collateral dependent loan upon a borrower credit event (i.e. renewal or modification) and as part of the foreclosure proceedings. For commercial loans, an internal or third party valuation is also obtained if/when a loan moves to a substandard classification. Independent appraisals are obtained annually for commercial loans on non-accrual status. New appraisals may not be ordered if the most recent appraisal was obtained in the past twelve months or the loan amount is under $250,000 and other Financial Institutions Reform Recovery and Enforcement Act (“FIRREA”) acceptable real estate evaluations are permitted. The twelve month timeframe reflects Webster’s desire to obtain an appraisal as close to the foreclosure date, as possible, to ensure compliance with the court’s guidelines, which generally require appraisals not more than 30-90 days old. Appraisals, which are performed by independent, licensed appraisers, are requested by the Appraisal Department. A licensed in house appraisal officer reviews the appraisals when there is significant decline in property value, for all OREO properties, and for loans over a certain threshold ($4 million for commercial loans and $0.4 million for residential and consumer loans). The Company’s appraisal officer reviews the appraisal for compliance with FIRREA and the Uniform Standards of Professional Appraisal Practice. For certain loans in the equipment financing portfolio, management will look to competitive bids or blue book values to estimate a value of the underlying collateral.

In the ordinary course of monitoring all loans, information may come to our attention that indicates the collateral value has declined further from the value established in the most recent appraisal. Such information may include prices on recent comparable property sales or internet based property valuation estimates. In cases where this other information is deemed reliable, and the impact of a further reduction in collateral value would result in a further loss to the Company, an increase to the Allowance for Loan Losses is recorded to reflect the additional estimated collateral shortfall in the period it was identified. A charge-off is recorded when the shortfall is subsequently verified by an appraisal.

Troubled Debt Restructurings

Webster has made a concerted effort to assist troubled borrowers throughout 2009 and into 2010. Loan modifications are based on the borrower’s individual, documented financial hardship or documented indication of imminent default. The most common types of modifications include below market rate reductions and maturity extensions. Webster does not participate in government sponsored modification programs for its loan portfolios nor has it developed proprietary modification programs. Instead, actions are taken on a case-by-case basis working with financially distressed borrowers to find a concession that would assist them in retaining their businesses or their homes. Eligible consumer and residential borrowers are required to occupy the home collateralizing the loan as their principal residence, to act in good faith and evidence intent to stay current on their loan, and provide evidence of sufficient income to support affordable/modified mortgage payments.

The effect of an actual loan modification is recorded the period when the loan is contractually modified. Impairment is measured at that time and a specific reserve is established, as appropriate, and at each subsequent reporting period. Loans may be subject to the allowance for loan losses under ASC 450-20, prior to modification, based on the loan’s risk characteristics. Troubled debt restructurings are by definition impaired loans and impairment is recognized and measured in accordance with ASC 310-10-35 after the loans have been contractually modified. We individually review loans which are deemed to be troubled debt restructures for impairment based on the present value of expected cash flows, unless recovery becomes collateral dependent. If recovery becomes collateral dependent, impairment is based on the fair value of the associated collateral. The original contractual interest rate for the loan is used as the discount rate, for fixed rate loans. The current or weighted average (for multiple notes within a commercial borrowing arrangement) rate is used as the discount rate, when the interest rate floats over a specified index. A change in terms or payments would be included in the ASC 310-10-35 impairment calculation.

Loan modifications, regardless of loan type, are not placed in temporary or trial periods. Once approved, all modifications are permanent and are recorded and disclosed as troubled debt restructurings. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. If the modification agreement is violated, the loan is handled by our asset remediation group for resolution, which may result in foreclosure. For the three and six months ended June 30, 2010, Webster charged off $0.5 million and $2.5 million, respectively, for the portion of TDRs deemed to be uncollectible. For the three and six months ended June 30, 2009, there were no charge offs on TDRs. At June 30, 2010, the allowance provided reserves of $11.9 million and $5.5 million related to restructured commercial and consumer loans, respectively.

The following table reflects the amount of modified gross loans (principal only) and the modified loan characteristics. Loan classification and performing versus nonperforming status at June 30, 2010 and December 31, 2009 is also presented.

	June 30, 2010
	Consumer & Residential		Commercial		Equipment Finance		Total
(In thousands)	Performing	Non-performing	Performing	Non-performing	Performing	Non-performing	Performing	Non-performing
Extended Maturity	$1,119	$10,962	$53,925	$6,623	$1,581	$486	$56,625	$18,071
Adjusted Interest Rates	450	4,034	9,494	3,014	—	2,474	9,944	9,522
Combination of Rate and Maturity	2,922	20,754	24,569	520	848	2,577	28,339	23,851
Other (a)	912	7,209	46,313	14,532	381	440	47,606	22,181

Total	$5,403	$42,959	$134,301	$24,689	$2,810	$5,977	$142,514	$73,625

(a)	Other includes covenant waivers, forebearance and other concessions or combination of concessions that do not consist of interest rate adjustments and/or maturity extensions.

	December 31, 2009
	Consumer & Residential		Commercial		Equipment Finance		Total
(In thousands)	Performing	Non-performing	Performing	Non-performing	Performing	Non-performing	Performing	Non-performing
Extended Maturity	$4,803	$8,163	$24,633	$13,537	$1,454	$1,146	$30,890	$22,846
Adjusted Interest Rates	4,059	13,733	6,328	1,600	—	3,334	10,387	18,667
Combination of Rate and Maturity	14,493	21,592	26,057	1,908	—	3,677	40,550	27,177
Other (a)	945	4,103	16,378	18,698	—	—	17,323	22,801

Total	$24,300	$47,591	$73,396	$35,743	$1,454	$8,157	$99,150	$91,491

(a)	Other includes covenant waivers, forebearance and other concessions or combination of concessions that do not consist of interest rate adjustments and/or maturity extensions.

Webster evaluates the success of its modification efforts by monitoring the re-default rates of its borrowers. The following table provides the cumulative re-default rates as of June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
	Re-default rate
Consumer	6.4%	3.2%
Residential	11.9%	12.8%
Commercial	10.8%	13.6%
Equipment Finance	3.9%	8.3%

All modified loans are considered “impaired” and are reported as “TDR” until they demonstrate compliance with the modified terms of the loan agreement for a period of no less than six months. Once a modified loan has demonstrated compliance with the terms of the modified agreement, the loan can return to accrual status but will continue to be reported as a TDR through one fiscal year end. The loan will continue to be accounted for as an impaired loan in accordance with ASC 310-10-35 until such time as the loan’s stated interest rate is at or above a market rate of interest.

Delinquent loans

The following table sets forth information regarding Webster’s over 30-day delinquent loans, excluding loans held for sale and nonaccrual loans:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Principal Balances	% (a)	Principal Balances	% (a)
Past due 30-89 days:
Continuing Portfolio:
Residential	$28,015	0.94%	$36,086	1.25%
Consumer	27,378	1.02	27,214	0.98
Commercial	20,113	0.71	18,512	0.63
Commercial real estate	11,069	0.54	8,184	0.40
Residential development	200	0.24	551	0.48

Total continuing portfolio	$86,775	0.82%	$90,547	0.84%

Liquidating Portfolio:
NCLC	$—	—%	$582	12.08%
Consumer (home equity)	6,496	3.34	9,804	4.47

Liquidating portfolio	6,496	3.30	10,386	4.64

Total loans past due 30-89 days	$93,271	0.86%	$100,933	0.92%

Past due 90 days or more and accruing:
Continuing portfolio
Residential	$407	0.01%	$—	0.01%
Consumer	60	0.01	—	—
Commercial	366	0.01	50	0.01
Commercial real estate	1,305	0.06	236	0.01

Total loans past due 90 days and still accruing	2,138	0.02	286	0.01

Total over 30-day delinquent loans	$95,409	0.88%	$101,219	0.92%

(a)	Represents the principal balance of past due loans as a percentage of the outstanding principal balance within the comparable loan portfolio category. The percentage excludes the impact of deferred costs and unamortized premiums.

As previously noted, non-performing loans decreased as a percentage of the total loan portfolio at June 30, 2010. Similarly, non-performing assets, as a percentage of total assets, decreased over the December 31, 2009 levels. As a percentage of total loans, loans between 30 and 90 days delinquent were 0.88% and 0.92% at June 30, 2010 and December 31, 2009, respectively.

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

At June 30, 2010, the allowance for loan losses was $344.1 million, or 3.17% of the total loan portfolio and 108.4% of total non-performing loans. This compares with an allowance of $341.2 million or 3.09% of the total loan portfolio and 91.5% of total non-performing loans at December 31, 2009. The allowance for loan losses that related to the continuing portfolio was $294.2 million at June 30, 2010 and represented 2.8% of the total loans in the continuing portfolio. Gross charge-offs of the continuing portfolio for the three and six months ended June 30, 2010, respectively, were $28.3 million and $62.0 million and consisted of $13.0 million and $27.2 million in gross charges for commercial and commercial real estate loans, $10.2 million and $20.1 million in gross charges for consumer loans, $3.1 million and $7.5 million in gross charges for residential lending and $2.1 million and $7.2 million for residential development. Gross charge-offs from the continuing portfolios decreased by $9.7 million and increased by $3.9 million during the three and six months ended June 30, 2010, respectively, when compared to charge-offs of $38.0 million and $58.1 million for the three and six months ended June 30, 2009, respectively. The increase in charge-off activity reflects the focus on non-accrual resolution and updated valuations of non-performing loans for the three and six months ended June 30, 2010. The allowance for loan losses that related to the liquidating portfolio was $49.9 million at June 30, 2010 and represented 25.3% of the total loans in the liquidating portfolio. Liquidating portfolio gross charge-offs of $7.6 million and $17.0 million for the three and six months ended June 30, 2010, respectively, consisted of $1.2 million in gross charges for construction loans for both periods and $6.5 million and $15.8 million in gross charges for consumer home equity loans. Gross charge-offs from the liquidating portfolios decreased by $6.6 million and $9.2 million during the three and six months ended June 30, 2010, respectively when compared to the $14.2 million and $26.2 million taken during the three and six months ended June 30, 2009, respectively. The allowance for loan losses does not include the reserve for unfunded credit commitments. The increase in the allowance for loan losses year over year reflects the need for increased reserve levels in light of deteriorating economic conditions across all lines of business.

The following table provides detail of activity in the Company’s allowance for loan losses for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2010	2009	2010	2009
Continuing portfolio:
Balance at beginning of period	$291,171	$226,562	$287,784	$191,426
Provision	27,528	74,327	62,349	128,161
Charge-offs:
Residential	(3,067)	(4,793)	(7,522)	(7,757)
Consumer	(10,166)	(10,242)	(20,062)	(16,783)
Commercial (a)	(12,996)	(20,604)	(27,204)	(31,209)
Residential development	(2,110)	(2,350)	(7,241)	(2,398)

Total charge-offs - continuing portfolio	(28,339)	(37,989)	(62,029)	(58,147)

Recoveries	3,827	1,259	6,083	2,719

Net charge-offs - continuing portfolio	(24,512)	(36,730)	(55,946)	(55,428)

Ending balance - continuing portfolio	$294,187	$264,159	$294,187	$264,159

Liquidating portfolio:
Balance at beginning of period	$52,700	$44,367	$53,400	$43,903
Provision	4,472	10,673	12,651	22,539
Charge-offs:
NCLC	(1,170)	(3,387)	(1,240)	(5,473)
Consumer (home equity)	(6,469)	(10,825)	(15,784)	(20,736)

Total charge-offs - liquidating portfolio	(7,639)	(14,212)	(17,024)	(26,209)

Recoveries	367	1,012	873	1,607

Net charge-offs - liquidating portfolio	(7,272)	(13,200)	(16,151)	(24,602)

Ending balance - liquidating portfolio	49,900	41,840	49,900	41,840

Ending balance - allowance for loan losses	$344,087	$305,999	$344,087	$305,999

(a)	All Business and Professional Banking loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.

A summary of annualized net charge-offs to average outstanding loans by category follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net charge-offs continuing:
Residential	0.40%	0.60%	0.50%	0.49%
Consumer	1.32	1.29	1.34	1.03
Commercial (a)	0.87	1.59	0.93	1.14
Residential Development	8.72	6.21	14.41	3.09

Net charge-offs continuing	0.92%	1.25%	1.04%	0.94%

Net charge-offs liquidating:
NCLC	148.10%	101.57%	40.44%	39.76%
Consumer (home equity)	12.53	16.49	14.88	15.34

Net charge-offs liquidating	14.24	19.69	15.31	17.57

Total net charge-offs to total average loans	1.17%	1.66%	1.32%	1.33%

(a)	All Business and Professional Banking loans, asset based lending, commercial non-mortgage and equipment financing are considered commercial for purposes of reporting charge-offs and recoveries.

Federal Home Loan Bank and Federal Reserve Bank Stock

The Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. As of June 30, 2010, the Bank had $93.2 million of capital stock invested in the Federal Home Loan Bank of Boston (FHLB). Capital stock is required in order for the Bank to access advances and other extensions of credit for liquidity and funding purposes. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. On December 8, 2008, the FHLB announced a moratorium on the repurchase of excess stock held by its members. Based on requirements to hold a certain amount of capital stock for membership and for advances and other extensions of credit, the Bank was required to hold $61.5 million of FHLB stock on June 30, 2010 and $51.3 million on December 31, 2009. The FHLB suspended paying dividends on its stock starting the fourth quarter of 2008 and through the second quarter 2010 because of a weakened financial position attributable primarily to OTTI charges taken on private label mortgage-backed securities. The system as a whole and the FHLB remain AAA-rated. The Bank continues to monitor the FHLB’s financial condition and progress towards reinstating dividends and its ability to redeem excess stock.

As of June 30, 2010, the Bank had $50.7 million of capital stock invested in the Federal Reserve Bank (FRB). Webster is required to have FRB stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. The FRB pays a dividend of 6% annualized. There is no expectation of any change in this payment rate or OTTI at this time.

Deposits

Total deposits increased $152.6 million, or 1.1%, to $13.5 billion at June 30, 2010 from $13.6 billion at December 31, 2009. Deposits increased $305.0 million, or 2.3%, from $13.2 billion at June 30, 2009. The decrease from December 31, 2009 is due primarily to seasonal reductions in Government deposits.

Borrowings and Other Debt Obligations

Total borrowed funds, including long-term debt, increased $186.7 million, or 9.4%, to $2.2 billion at June 30, 2010 compared to $2.0 billion at December 31, 2009, and decreased $92.1 million, or 4.1%, from $2.3 billion at June 30, 2009. Borrowings represented 12.3% and 11.2% of assets at June 30, 2010 and December 31, 2009, respectively, and 13.0% at June 30, 2009. See Notes 6, 7 and 8 of Notes to Condensed Consolidated Financial Statements for additional information.

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

The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points over a twelve month period starting June 30, 2010 and December 31, 2009 might have on Webster’s net income for the subsequent twelve month period.

	-200bp	-100bp	+100 bp	+200 bp
June 30, 2010	N/A	N/A	+2.0%	+4.7%
December 31, 2009	N/A	N/A	-1.0%	-1.2%

Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is within policy limits for all scenarios. The flat rate scenario at the end of 2009 assumed a federal funds rate of .25%. The flat rate scenario as of June 30, 2010 assumed a federal funds rate of .25%. The decrease in sensitivity to higher rates since year end is primarily due to derivatives transactions, and increases in fixed rate term funding and long term retail time deposits. As the federal funds rate was at .25% on June 30, 2010, the -100 and -200 basis point scenarios have been excluded.

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s net income for the subsequent twelve month period starting June 30, 2010 and December 31, 2009.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2010	N/A	N/A	-1.9%	-2.7%	-11.3%	-5.3%	+4.2%	+7.4%
December 31, 2009	N/A	N/A	-4.9%	-8.4%	-10.3%	-5.0%	+5.1%	+9.1%

The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months and the long end is terms of greater than 18 months. Webster’s net income generally benefits from a rise in long term interest rates since more new and existing assets than liabilities are tied to long term rates. A decline in long term interest rates has the opposite effect and is relatively greater in the -100 basis point scenario due to an acceleration of mortgage related asset prepayments. Webster’s net income generally benefits from a fall in short term interest rates since more new and existing liabilities than assets are tied to short term rates over a twelve month period. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base. An increase in short term interest rates has the opposite effect on net income. The primary drivers of decreases in short end sensitivity are derivatives transactions and increases in fixed rate term funding and long term retail time deposits. The primary driver of the increase in long end sensitivity is lower prevailing market residential mortgage rates. In this slow growth, low earnings environment, base case earnings have been adjusted higher to reflect more normalized credit losses. Webster is within policy for all scenarios except the Long End declines. Webster’s ALCO has approved the exception to the policy limits and continues to evaluate potential risk mitigation strategies for the accelerating mortgage prepayments that accompany these scenarios.

The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at June 30, 2010 and December 31, 2009 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

	Book Value	Estimated Economic Value	Estimated Economic Value Change
(Dollars in thousands)			-100 BP	+100 BP
June 30, 2010
Assets	$17,743,148	$17,818,073	N/A	$(381,178)
Liabilities	15,859,409	15,533,098	N/A	(330,652)

Total	$1,883,739	$2,284,975	N/A	$(50,526)

Net change as % base net economic value				(2.2)%

December 31, 2009
Assets	$17,739,197	$17,608,132	N/A	$(407,187)
Liabilities	15,781,163	15,299,618	N/A	(255,669)

Total	$1,958,034	$2,308,514	N/A	$(151,518)

Net change as % base net economic value				(6.6)%

The book value of assets exceeded the estimated economic value at June 30, 2010 and December 31, 2009 principally because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $554.0 million and $556.8 million, as of June 30, 2010 and December 31, 2009, respectively.

Changes in net economic value are primarily driven by changing durations of assets and liabilities which are caused by changes in the level of interest rates, spreads and volatilities. Changes in rates, spreads, volatility and on and off-balance sheet composition have reduced equity at risk at June 30, 2010 versus December 31, 2009 in the +100 basis point scenarios as seen in the table above. The primary drivers of the reduction in equity at risk sensitivity are derivatives transactions, increases in fixed rate term funding and long term retail time deposits, and higher mortgage prepayment speeds. Due to the low level of interest rates, the -100 basis point scenario has been excluded.

These net income and economic values estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at June 30, 2010 represents a reasonable level of risk given the current interest rate outlook. Management is prepared to act in the event that interest rates do change rapidly.

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

At June 30, 2010 and December 31, 2009, FHLB advances and other extensions of credit totaled $1.0 billion and $0.5 billion, respectively. Webster Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.3 billion at June 30, 2010 and $1.9 billion at December 31, 2009. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $2.4 billion at June 30, 2010 or used to collateralize other borrowings such as repurchase agreements. At June 30, 2010 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $0.5 billion.

Webster’s primary sources of liquidity at the parent company level are dividends from the Bank, investment income and net proceeds from borrowings, investment sales and capital offerings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster’s common stock and the payment of principal and interest to holders of senior notes and capital securities. There are certain restrictions on the payment of dividends by the Bank to the Company. At June 30, 2010, there were no retained earnings available for the payment of dividends to the Company.

For the six months ended June 30, 2010, a total of 33,200 shares of common stock were repurchased at an average cost of $17.20 per share.

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

For the three and six months ended June 30, 2010, Webster did not engage in any off-balance sheet transactions that would have a material effect on its condensed consolidated financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, beginning on page 67 under the caption “Asset/Liability Management and Market Risk”.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Webster is engaged in the material pending legal proceedings described below. We are also involved in routine legal proceedings occurring in the ordinary course of business. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information and taking into consideration current reserves, we believe that existing litigation matters will not have a material adverse effect on our consolidated financial condition.

Broadwin Condominium Matter

As reported previously, Webster Bank is involved in litigation in the Court of Common Pleas of Franklin County, Ohio, with Community Building Systems, Inc., the developer of the Broadwin condominium conversion project in Columbus, Ohio, and 24 original unit purchasers in the project. The Broadwin project credit was structured as 24 individual loans to the unit purchasers with the project developer guaranteeing repayment of the loans to Webster Bank. In a complaint filed on June 13, 2007, the project developer, who was later joined by its principal and the building owner, sought damages, declaratory relief and specific performance in connection with Webster Bank’s refusal to continue to fund certain construction draws. In an amended complaint filed on August 27, 2007, sixteen of the unit purchasers and the owner of the condominium building and principal of the developer joined the developer as plaintiffs. Webster Bank asserted a counterclaim on October 31, 2007 seeking to recover the $5 million of loans it had funded.

On May 28, 2010, a jury verdict was rendered in favor of the developer and against Webster Bank for $5.3 million in compensatory damages and $9.9 million in punitive damages plus attorney fees, and in favor of the remaining unit purchasers (some having previously settled with Webster Bank) for $1.4 million in compensatory damages and $2.25 million in punitive damages plus attorney fees. On June 29, 2010, judgment was entered by the Court in favor of the developer, its principal and the building owner and against Webster Bank for the amounts stipulated by the jury. Judgment has yet to be entered by the Court with regard to the damages awarded to the remaining unit purchasers. On July 13, 2010, Webster Bank filed a motion in the Court of Common Pleas seeking to set aside the jury verdicts and enter judgment in its favor notwithstanding the verdicts or, in the alternative, a new trial, on the claims as to which the Court had entered judgment up to that point. Absent a favorable ruling on such motion, Webster Bank expects to file an appeal seeking to vacate the judgment and otherwise take whatever steps appropriate to resolve the litigation. As a result of the jury’s verdict in the case, Webster recorded a reserve for the full $18.95 million aggregate verdict in the second quarter of 2010 and an additional estimated amount for expenses.

The Court conducted a hearing which was completed on July 28, 2010 on the motions of plaintiffs for prejudgment interest and to set attorney fees, both of which motions were opposed by Webster Bank. A ruling on the motions has not yet been made.

Overdraft Fee Matters

Webster Bank has been named as a defendant in two separate actions arising from its assessment and collection of overdraft fees on its checking account customers. The first complaint was filed in the Superior Court of Connecticut, Judicial District of Waterbury on April 29, 2010 (the “Connecticut Complaint”) and alleges that various Webster Bank practices, including the alleged posting of electronic debit card transactions from highest to lowest dollar amount, are unfairly used by Webster for the sole purpose of generating revenue by maximizing the number of overdrafts a customer is assessed. The second complaint was filed in the United States District Court for the Southern District of New York on May 21, 2010 (the “SDNY Complaint”) and alleges that Webster Bank engages in an unfair practice by allegedly posting electronic debit card transactions from highest to lowest dollar amount. The Connecticut Complaint seeks the certification of a class of checking account holders residing in Connecticut and that have incurred at least one overdraft fee, injunctive relief, compensatory, punitive and treble damages and attorney’s fees. The SDNY Complaint seeks the certification of a national class, consisting of all Webster Bank checking account holders and a subclass of Webster Bank’s Connecticut customers, each of whom has incurred at least one overdraft fee, declaratory relief, compensatory and punitive damages and attorney’s fees. Webster believes the claims set forth in both complaints are without merit and intends to vigorously defend the suits.

On June 3, 2010, the SDNY Complaint was conditionally transferred by the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings centralized and currently pending in the United States District Court for the Southern District of Florida. On July 15, 2010, Webster Bank filed a motion to vacate the conditional transfer and allow the case to be litigated in the United States District Court for the Southern District of New York.

ITEM 1A.	RISK FACTORS

You should understand and consider the following risks and uncertainties in addition to those described in Webster’s Annual Report on Form 10-K for the year ended December 31, 2009.

Compliance with the recently enacted Dodd-Frank Reform Act may increase our costs of operations and adversely impact our earnings and capital ratios.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry. Among other things, the Dodd-Frank Act creates a new federal financial consumer protection agency, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities. It requires bank holding companies with assets greater than $500 million to be subject to the same capital requirements as insured depository institutions, meaning, for instance, that such bank holding companies will no longer be able to count trust preferred securities as Tier 1 capital. For bank holding companies with assets of $15 billion or greater, such as Webster, the phase out of existing trust preferred and other non-qualifying securities from Tier 1 capital will occur over a 3-year period beginning on January 1, 2013.

In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation. It is impossible to predict when any final rules would be issued through any such rulemakings, and what the content of such rules will be. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Webster common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
April 1 – 30, 2010	5,229	$19.52	—	2,111,200

May 1 – 31, 2010	3,369	20.48	—	2,111,200

June 1 – 30, 2010	5,748	19.45	—	2,111,200

Total	14,346	$19.71	—	2,111,200

(1)	The Company’s current stock repurchase program, which was announced on September 26, 2007, authorized the Company to purchase up to an additional 5% of Webster’s common stock outstanding at the time of authorization, or 2.7 million shares. The program will remain in effect until fully utilized or until modified, superseded or terminated. All 14,346 shares repurchased during the three months ended June 30, 2010 were repurchased outside of the repurchase program in the open market to fund equity compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed within the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Certificate of Amendment of Second Restated Certificate of Incorporation of Webster Financial Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2009 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.6	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series C (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.7	Certificate of Designations establishing the rights of the Company’s Non-Voting Perpetual Participating Preferred Stock, Series D (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.8	Bylaws, as amended effective July 27, 2009 (filed as Exhibit 3.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2010 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

101	The following materials from the Webster Financial Corporation, Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: August 3, 2010	By:	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer

Date: August 3, 2010	By:	/s/ Gerald P. Plush
Gerald P. Plush
Senior Executive Vice President -
Chief Financial Officer and Chief Risk Officer
(Principal Financial Officer)

Date: August 3, 2010	By:	/s/ Theresa M. Messina
Theresa M. Messina
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed within the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Certificate of Amendment of Second Restated Certificate of Incorporation of Webster Financial Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2009 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.6	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series C (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.7	Certificate of Designations establishing the rights of the Company’s Non-Voting Perpetual Participating Preferred Stock, Series D (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.8	Bylaws, as amended effective July 27, 2009 (filed as Exhibit 3.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2010 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

101	The following materials from the Webster Financial Corporation, Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.