Form 10-Q
period 2010-09-30
WEBSTER FINANCIAL CORP
filed 2010-11-03
CIK 801337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of common stock, par value $.01 per share, outstanding as of October 25, 2010 was 78,507,624.

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2010	December 31, 2009
	(Unaudited)
Assets:
Cash and due from banks	$174,971	$171,184
Interest bearing deposits	65,255	390,310
Trading securities, at fair value	9,991	—
Securities available for sale, at fair value	2,258,380	2,126,043
Securities held to maturity (fair value of $3,233,772 and $2,720,180)	3,097,515	2,658,869
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	143,874	140,874
Loans held for sale	13,024	12,528
Loans	10,908,183	11,036,709
Allowance for loan losses	(340,341)	(341,184)

Loans, net	10,567,842	10,695,525
Deferred tax asset, net	113,145	121,733
Premises and equipment, net	160,774	178,422
Goodwill	529,887	529,887
Other intangible assets, net	22,674	26,865
Cash surrender value of life insurance policies	295,516	289,486
Prepaid FDIC premiums	62,813	79,241
Accrued interest receivable and other assets	284,597	318,230

Total assets	$17,800,258	$17,739,197

Liabilities and Equity:
Deposits:
Non-interest bearing deposits	$1,840,937	$1,664,958
Interest bearing deposits	11,733,098	11,967,169

Total deposits	13,574,035	13,632,127
Federal Home Loan Bank advances	473,512	544,651
Securities sold under agreements to repurchase and other short-term borrowings	1,048,362	856,846
Long-term debt	584,727	588,419
Accrued expenses and other liabilities	213,126	159,120

Total liabilities	15,893,762	15,781,163

Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares;
Series A issued and outstanding - 28,939 shares	28,939	28,939
Series B issued and outstanding - 300,000 shares and 400,000 shares (net of discount $4,141 and $6,830)	295,859	393,170
Common stock, $.01 par value; Authorized - 200,000,000 shares issued - 81,983,263 shares and 81,963,734 shares	820	820
Paid-in capital	1,008,377	1,007,740
Retained earnings	723,450	708,024
Less: Treasury stock, (at cost; 3,838,956 shares and 4,067,057 shares)	(151,180)	(161,911)
Accumulated other comprehensive loss, net	(9,414)	(28,389)

Total Webster Financial Corporation shareholders’ equity	1,896,851	1,948,393

Non controlling interests	9,645	9,641

Total equity	1,906,496	1,958,034

Total liabilities and equity	$17,800,258	$17,739,197

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2010	2009	2010	2009
Interest Income:
Interest and fees on loans and leases	$123,042	$131,266	$368,839	$409,566
Taxable interest and dividends on securities	45,709	45,117	140,268	129,060
Non-taxable interest and dividends on securities	7,473	7,858	22,513	23,541
Loans held for sale	79	716	537	1,713

Total interest income	176,303	184,957	532,157	563,880

Interest Expense:
Deposits	26,409	41,977	88,842	144,867
Borrowings	15,160	16,308	44,855	54,856

Total interest expense	41,569	58,285	133,697	199,723

Net interest income	134,734	126,672	398,460	364,157
Provision for loan losses	25,000	85,000	100,000	236,000

Net interest income after provision for loan losses	109,734	41,672	298,460	128,157

Non-interest Income:
Deposit service fees	26,822	30,844	83,951	88,787
Loan related fees	6,119	5,557	19,349	18,389
Wealth and investment services	6,220	6,160	18,273	17,991
Mortgage banking activities	1,658	1,406	1,947	5,445
Increase in cash surrender value of life insurance policies	2,677	2,692	7,867	7,949
Gain on the exchange of trust preferreds for common stock	—	—	—	24,336
Gain on early extinguishment of subordinated notes	—	—	—	5,993
Net unrealized gain on securities classified as trading	1,205	—	9,789	—
Net gain (loss) on sale of investment securities	1,027	(4,728)	9,709	(13,863)
Total other-than-temporary impairment losses on securities	(5,314)	(1,545)	(14,445)	(35,179)
Portion of the loss recognized in other comprehensive income	4,344	255	8,607	6,779

Net impairment loss recognized in earnings	(970)	(1,290)	(5,838)	(28,400)
Other income	2,510	3,517	14,757	7,024

Total non-interest income	47,268	44,158	159,804	133,651

Non-interest Expense:
Compensation and benefits	60,231	59,772	181,894	175,430
Occupancy	13,777	13,572	41,763	41,461
Technology and equipment expense	15,886	15,199	46,811	45,627
Intangible assets amortization	1,397	1,421	4,191	4,334
Marketing	4,634	3,802	14,651	10,104
Professional and outside services	4,038	3,628	10,206	10,806
Deposit insurance	5,882	5,942	19,128	24,491
Litigation reserve and settlement	2,800	—	22,476	—
Other expenses	21,076	23,750	69,892	62,926

Total non-interest expense	129,721	127,086	411,012	375,179

Income (loss) from continuing operations before income tax expense (benefit)	27,281	(41,256)	47,252	(113,371)
Income tax expense (benefit)	4,597	(22,014)	5,502	(51,143)

Income (loss) from continuing operations	22,684	(19,242)	41,750	(62,228)
Income (loss) from discontinued operations, net of tax	—	—	—	313

Consolidated net income (loss)	22,684	(19,242)	41,750	(61,915)
Less: Net (loss) income attributable to non controlling interests	(3)	8	4	21

Net income (loss) attributable to Webster Financial Corporation	22,687	(19,250)	41,746	(61,936)
Preferred stock dividends, accretion of preferred stock discount and gain on extinguishment	(4,908)	(6,850)	(17,305)	31,082

Net income (loss) available to common shareholders	$17,779	$(26,100)	$24,441	$(30,854)

Net income (loss) per common share:
Basic
Income (loss) from continuing operations	$0.23	$(0.39)	$0.31	$(0.55)
Net income (loss) available to common shareholders	0.23	(0.39)	0.31	(0.54)
Diluted
Income (loss) from continuing operations	0.22	(0.39)	0.30	(1.36)
Net income (loss) available to common shareholders	0.22	(0.39)	0.30	(1.35)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Nine months ended September 30, 2009
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non Controlling Interests	Total
Balance, December 31, 2008	$616,326	$566	$733,487	$783,875	$(154,225)	$(105,910)	$9,619	$1,883,738

Cumulative effect of change in accounting principle	—	—	—	11,431	—	(11,431)	—	—
Comprehensive income:
Net (loss) income	—	—	—	(61,936)	—	—	21	(61,915)
Other comprehensive income (loss), net of taxes:
Net change in unrealized gain on securities available for sale	—	—	—	—	—	84,172	—	84,172
Net change in non-credit related other than temporary impairment on securities	—	—	—	—	—	(3,928)	—	(3,928)
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	200	—	200
Net unrealized gain on derivative instruments	—	—	—	—	—	1,110	—	1,110
Net actuarial gain and prior service cost for pension and other postretirement benefits	—	—	—	—	—	1,646	—	1,646

Other comprehensive income, net of taxes	—	—	—	—	—	83,200	—	83,200

Total comprehensive income, net of taxes								21,285
Dividends paid on common stock of $.03 per share	—	—	—	(1,736)	—	—	—	(1,736)
Dividends paid on Series A preferred stock $63.75 per share	—	—	—	(10,757)	—	—	—	(10,757)
Dividends incurred on Series B preferred stock $37.50 per share	—	—	—	(15,006)	—	—	—	(15,006)
Subsidiary preferred stock dividends $0.65 per share	—	—	—	(646)	—	—	—	(646)
Net shares acquired related to employee share-based compensation plans	—	—	—	—	(152)	—	—	(152)
Stock-based compensation expense	—	—	1,612	—	—	—	—	1,612
Accretion of preferred stock discount	1,308	—	—	(1,308)	—	—	—	—
Restricted stock grants and expense	—	—	7,414	222	(3,129)	—	—	4,507
Conversion of Series A preferred stock	(168,500)	60	48,906	58,792	—	—	—	(60,742)
Extinguishment of Trust Preferred Securities	—	53	36,780	—	—	—	—	36,833
Issuance of common stock and warrants		40	38,206	(479)	695	—	—	38,462
Additional costs associated with the issuance of the Series B preferred stock and warrant	—	—	(24)	—	—	—	—	(24)

Balance, September 30, 2009	$449,134	$719	$866,381	$762,452	$(156,811)	$(34,141)	$9,640	$1,897,374

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited), continued

	Nine months ended September 30, 2010
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Non Controlling Interests	Total
Balance, December 31, 2009	$422,109	$820	$1,007,740	$708,024	$(161,911)	$(28,389)	$9,641	$1,958,034

Comprehensive income:
Net income	—	—	—	41,746	—	—	4	41,750
Other comprehensive income (loss), net of taxes:
Net change in unrealized gain on securities available for sale	—	—	—	—	—	26,369	—	26,369
Net change in non-credit related other than temporary impairment on securities	—	—	—	—	—	(2,754)	—	(2,754)
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	262	—	262
Net unrealized loss on derivative instruments	—	—	—	—	—	(6,064)	—	(6,064)
Net actuarial gain and prior service cost for pension and other postretirement benefits	—	—	—	—	—	1,162	—	— 1,162

Other comprehensive income, net of taxes	—	—	—	—	—	18,975	—	18,975

Total comprehensive income, net of taxes								60,725
Dividends paid on common stock of $.03 per share	—	—	—	(2,351)	—	—	—	(2,351)
Dividends paid on Series A preferred stock $63.75 per share	—	—	—	(1,845)	—	—	—	(1,845)
Dividends incurred on Series B preferred stock $37.50 per share	—	—	—	(12,125)	—	—	—	(12,125)
Redemption of Preferred Stock	(98,365)	—	—	(1,635)	—	—	—	(100,000)
Subsidiary preferred stock dividends $0.65 per share	—	—	—	(647)	—	—	—	(647)
Exercise of stock options	—	—	(426)	—	749	—	—	323
Net shares acquired related to employee share-based compensation plans	—	—	—	—	(884)	—	—	(884)
Stock-based compensation expense	—	—	975	(4,651)	7,254	—	—	3,578
Accretion of preferred stock discount	1,054	—	—	(1,054)	—	—	—	—
Issuance of common stock	—	—	88	(2,012)	3,612	—	—	1,688

Balance, September 30, 2010	$324,798	$820	$1,008,377	$723,450	$(151,180)	$(9,414)	$9,645	$1,906,496

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
(In thousands)	2010	2009
Operating Activities:
Consolidated net income (loss)	$41,750	$(61,915)
Income from discontinued operations, net of tax	—	313

Income from continuing operations Income (loss) from continuing operations	41,750	(62,228)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Provision for loan losses	100,000	236,000
Deferred tax benefit	5,584	(543)
Depreciation and amortization	67,423	46,951
Gain on early extinguishment of subordinated notes	—	(4,504)
Gain on exchange of trust preferred securities for common stock	—	(24,336)
Stock-based compensation	3,578	6,119
Foreclosed and repossessed asset write-downs	5,110	8,354
Write-down of premises and equipment	135	661
Loss on write-down of investments to fair value	5,838	28,400
Gain on fair value adjustment of direct investments	(1,264)	—
Loss on fair value adjustment of derivative instruments	2,504	—
Net (gain) loss on the sale of investment securities	(9,709)	13,863
Net gain on assets classified as trading	(9,789)	—
Net (increase) decrease in trading securities	(202)	76
Increase in cash surrender value of life insurance policies	(7,867)	(7,949)
Gain from life insurance policies	(1,972)	(1,106)
Net decrease (increase) in loans held for sale	(496)	(12,481)
Net decrease (increase) in accrued interest receivable and other assets	56,797	(84,449)
Net increase (decrease) in accrued expenses and other liabilities	27,975	(32,115)

Net cash provided by operating activities	285,395	110,713

Investing Activities:
Net decrease (increase) in interest-bearing deposits	325,055	(338,464)
Purchases of available for sale securities	(929,273)	(1,236,643)
Proceeds from maturities and principal payments of available for sale securities	482,170	174,989
Proceeds from sales of available for sale securities	341,059	417,317
Purchases of held-to-maturity securities	(836,094)	(355,801)
Proceeds from maturities and principal payments of held-to-maturity securities	389,531	375,913
Purchases of FHLB and FRB stock	(3,000)	(6,000)
Net (increase) decrease in loans	(12,755)	467,747
Proceeds from life insurance policies	2,237	2,056
Proceeds from sale of foreclosed properties	21,195	24,548
Proceeds from sale of premises and equipment	675	—
Purchases of premises and equipment	(10,873)	(21,967)

Net cash used for investing activities	(230,073)	(496,305)

Financing Activities:
Net (decrease) increase in deposits	(58,092)	1,730,915
Proceeds from Federal Home Loan Bank advances	749,000	9,452,286
Repayments of Federal Home Loan Bank advances	(819,320)	(10,121,767)
Net increase (decrease) in securities sold under agreements to repurchase and other short-term debt	192,718	(697,501)
Redemption of preferred stock	(100,000)	—
Conversion of Series A Preferred Stock	—	(58,975)
Repayment of long-term debt	—	(15,928)
Issuance of Preferred Stock, net of issuance costs	—	(24)
Cash dividends paid to common shareholders	(2,351)	(1,736)
Cash dividends paid to preferred shareholders of consolidated affiliate	(647)	(646)
Cash dividends paid to preferred shareholders	(13,970)	(25,426)
Exercise of stock options	323	—
Common stock issued	1,688	38,462
Common stock repurchased	(884)	(152)

Net cash (used for) provided by financing activities	(51,535)	299,508

Cash Flows from Discontinued Operations:
Operating Activities	—	313

Net cash provided by discontinued operations	—	313

Net increase (decrease) in cash and due from banks	3,787	(85,771)
Cash and due from banks at beginning of period	171,184	259,208

Cash and due from banks at end of period	$174,971	$173,437

Supplemental disclosure of cash flow information:
Interest paid	$134,711	$204,580
Income taxes paid	15,009	2,805
Noncash investing and financing activities:
Gain on early extinguishment of fair value hedge of subordinated debt	—	1,489
Transfer of loans and leases, net to repossessed assets	30,184	40,400

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Nature of Operations. Webster Financial Corporation (“Webster” or the “Company”) is a financial holding company and a bank holding company headquartered in Waterbury, Connecticut that delivers, through its subsidiaries, financial services to individuals, families and businesses throughout New England and into Westchester County, New York. Webster also offers equipment financing, asset-based lending, commercial real estate lending, health savings accounts and, prior to November 2009, insurance premium financing (“BIC”) on a national basis.

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

The Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2009, included in Webster’s Annual Report on Form 10-K filed with the SEC on March 1, 2010 (the “2009 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Earnings Per Share. Earnings per share is computed using the two-class method prescribed under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share. The Company has determined that its outstanding non-vested restricted stock awards are participating securities. Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. A reconciliation of the weighted average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 11 – Earnings Per Common Share.

Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of Webster’s comprehensive income include the after-tax effect of changes in the net unrealized gain/loss on securities available for sale, change in non-credit related other than temporary impairment on securities, amortization of unrealized losses on securities transferred to held to maturity, changes in the net actuarial gain/loss on defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments. Comprehensive income for the nine months ended September 30, 2010 and 2009 is reported in the accompanying condensed consolidated statements of shareholders’ equity.

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

ASU No. 2010-11, “Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 became effective for the Company on July 1, 2010 and did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

ASU No. 2010-18,”Receivables (Topic 310) - Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset.” ASU 2010-18 clarifies the accounting for acquired loans that have evidence of deterioration in credit quality since origination (referred to as “Subtopic 310-30 Loans”). An entity may not apply troubled debt restructuring (“TDR”) accounting guidance to individual Subtopic 310-30 Loans that are part of a pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. Once a pool is established, individual loans should not be removed from the pool unless the entity sells, forecloses, or writes off the loan. Entities would continue to consider whether the pool of loans is impaired if expected cash flows for the pool change. Subtopic 310-30 Loans that are accounted for individually would continue to be subject to TDR accounting guidance. A one-time election to terminate accounting for loans as a pool, which may be made on a pool-by-pool basis, is provided upon adoption of ASU 2010-18. ASU 2018-10 is effective for the period ending September 30, 2010. Adoption of this ASU did not significantly impact the Company’s Condensed Consolidated Financial Statements.

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

NOTE 2: Investment Securities

A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities, excluding trading securities, is presented below.

	September 30, 2010
		Recognized in OCI			Not Recognized in OCI
		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses
	Amortized cost			Carrying value			Fair value
Available for Sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency notes - GSE	130,080	102	(34)	130,148	—	—	130,148
Agency collateralized mortgage obligations (“CMOs”) - GSE	905,669	18,983	(524)	924,128	—	—	924,128
Pooled trust preferred securities (a)	68,252	2,604	(17,245)	53,611	—	—	53,611
Single issuer trust preferred securities	50,815	—	(10,070)	40,745	—	—	40,745
Equity securities-financial institutions (b)	6,510	378	(440)	6,448	—	—	6,448
Mortgage-backed securities - GSE	761,537	36,995	—	798,532	—	—	798,532
Mortgage-backed securities - Private Label	299,058	18,526	(13,016)	304,568	—	—	304,568

Total available for sale	$2,222,121	$77,588	$(41,329)	$2,258,380	$—	$—	$2,258,380

Held to Maturity:
Municipal bonds and notes	$668,113	$—	$—	$668,113	$25,557	$(476)	$693,194
Agency collateralized mortgage obligations (“CMOs”) - GSE	680,270	—	—	680,270	16,802	—	697,072
Mortgage-backed securities - GSE	1,707,773	—	—	1,707,773	93,136	(115)	1,800,794
Mortgage-backed securities - Private Label	41,359	—	—	41,359	1,353	—	42,712

Total held to maturity	$3,097,515	$—	$—	$3,097,515	$136,848	$(591)	$3,233,772

	$5,319,636	$77,588	$(41,329)	$5,355,895	$136,848	$(591)	$5,492,152

(a)	Amortized cost is net of $38.3 million of credit related other-than-temporary impairments at September 30, 2010.
(b)	Amortized cost is net of $21.7 million of other-than-temporary impairments at September 30, 2010.

	December 31, 2009
		Recognized in OCI			Not Recognized in OCI
		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses
	Amortized cost			Carrying value			Fair value
Available for Sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency notes - GSE	130,343	—	(196)	130,147	—	—	130,147
Agency collateralized mortgage obligations (“CMOs”) - GSE	320,682	260	(2,085)	318,857	—	—	318,857
Pooled trust preferred securities (a)	76,217	5,288	(10,816)	70,689	—	—	70,689
Single issuer trust preferred securities	50,692	—	(11,978)	38,714	—	—	38,714
Equity securities - financial institutions (b)	6,826	251	(478)	6,599	—	—	6,599
Mortgage-backed securities - GSE	1,365,005	45,782	(845)	1,409,942	—	—	1,409,942
Mortgage-backed securities - Private Label	178,870	1,113	(29,088)	150,895	—	—	150,895

Total available for sale	$2,128,835	$52,694	$(55,486)	$2,126,043	$—	$—	$2,126,043

Held to Maturity:
Municipal bonds and notes	$686,495	$—	$—	$686,495	$14,663	$(4,018)	$697,140
Mortgage-backed securities - GSE	1,919,882	—	—	1,919,882	55,109	(4,151)	1,970,840
Mortgage-backed securities - Private Label	52,492	—	—	52,492	—	(292)	52,200

Total held to maturity	$2,658,869	$—	$—	$2,658,869	$69,772	$(8,461)	$2,720,180

	$4,787,704	$52,694	$(55,486)	$4,784,912	$69,772	$(8,461)	$4,846,223

(a)	Amortized cost is net of $43.5 million of credit related other-than-temporary impairments at December 31, 2009.
(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at December 31, 2009.

Securities with a carrying value totaling $2.7 billion at September 30, 2010 and $2.2 billion at December 31, 2009 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

The amortized cost and fair value of debt securities at September 30, 2010, by contractual maturity, are set for the below.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$80,279	$80,382	$8,967	$8,966
Due after one year through five years	50,000	49,966	3,129	3,172
Due after five years through ten years	45,318	38,498	361,504	382,838
Due after ten years	2,040,014	2,083,086	2,723,915	2,838,796

Totals	$2,215,611	$2,251,932	$3,097,515	$3,233,772

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2010, the Company had $741.9 million of callable securities in its investment portfolio.

At September 30, 2010 and December 31, 2009, the Company had no investments in obligations of individual states, counties, or municipalities, which exceed 10% of consolidated shareholders’ equity.

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

The following table provides information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position at September 30, 2010.

		September 30, 2010
		Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	# of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Agency notes - GSE	1	$49,967	$(34)	$—	$—	$49,967	$(34)
Agency CMOs - GSE	2	77,079	(524)	—	—	77,079	(524)
Pooled trust preferred securities	10	45,166	(14,408)	2,701	(2,837)	47,867	(17,245)
Single issuer trust preferred securities	9	—	—	40,745	(10,070)	40,745	(10,070)
Equity securities	34	4,650	(440)	—	—	4,650	(440)
Mortgage-backed securities-Private Label	4	—	—	71,318	(13,016)	71,318	(13,016)

Total available for sale	60	$176,862	$(15,406)	$114,764	$(25,923)	$291,626	$(41,329)

Held to maturity:
Municipal bonds and notes	32	$12,605	$(61)	$13,074	$(415)	$25,679	$(476)
Mortgage-backed securities-GSE	2	68,866	(115)	—	—	68,866	(115)

Total held to maturity	34	$81,471	$(176)	$13,074	$(415)	$94,545	$(591)

Total investment securities	94	$258,333	$(15,582)	$127,838	$(26,338)	$386,171	$(41,920)

The following table provides information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position at December 31, 2009.

		December 31, 2009
		Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	# of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Agency notes - GSE	4	$130,147	$(196)	$—	$—	$130,147	$(196)
Agency CMOs - GSE	4	168,383	(2,085)	—	—	168,383	(2,085)
Pooled trust preferred securities	11	60,154	(10,816)	—	—	60,154	(10,816)
Single issuer trust preferred securities	5	—	—	38,714	(11,978)	38,714	(11,978)
Equity securities - financial institutions	26	969	(134)	2,411	(344)	3,380	(478)
Mortgage-backed securities-GSE	4	40,705	(845)	—	—	40,705	(845)
Mortgage-backed securities-Private Label	8	43,840	(1,118)	56,313	(27,970)	100,153	(29,088)

Total available for sale	62	$444,198	$(15,194)	$97,438	$(40,292)	$541,636	$(55,486)

Held-to-maturity:
Municipal bonds and notes	164	$142,028	$(2,841)	$13,072	$(1,177)	$155,100	$(4,018)
Mortgage-backed securities-GSE	8	314,003	(4,151)	—	—	314,003	(4,151)
Mortgage-backed securities-Private Label	3	52,200	(292)	—	—	52,200	(292)

Total held to maturity	175	$508,231	$(7,284)	$13,072	$(1,177)	$521,303	$(8,461)

Total investment securities	237	$952,429	$(22,478)	$110,510	$(41,469)	$1,062,939	$(63,947)

The following summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available for sale portfolio were other-than-temporarily impaired at September 30, 2010.

Trust Preferred Securities – Pooled Issuers – At September 30, 2010, the fair value of the pooled trust preferred securities was $53.6 million, a decrease of $17.1 million from the fair value of $70.7 million at December 31, 2009. The gross unrealized loss of $17.2 million, at September 30, 2010 is primarily attributable to changes in interest rates including a liquidity spread premium to reflect the inactive and illiquid nature of the trust preferred securities market at this time. For the three and nine months ended September 30, 2010, respectively, the Company recognized $1.0 million and $5.8 million in credit related OTTI for these securities, reflective of payment deferrals and credit deterioration of the underlying collateral. Non credit related OTTI of $4.3 million and $8.6 million on securities not expected to be sold and for which it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis, was recognized in OCI during the three and nine months ended September 30, 2010, respectively. The pooled trust preferred portfolio consists of collateralized debt obligations (“CDOs”) containing predominantly bank and insurance collateral that are investment grade and below investment grade. The Company employs an internal CDO model for projection of future cash flows and discounting those cash flows to a net present value. An internal model is used to value the securities due to the continued inactive market and illiquid nature of pooled trust preferred in the entire capital structure. Each underlying issuer in the pools is rated internally using the latest financial data on each institution, and future deferrals, defaults and losses are then estimated on the basis of continued stress in the financial markets. Further, all current and projected deferrals are not assumed to cure, and all current and projected defaults are assumed to have no recovery value. The resulting net cash flows are then discounted at current market levels for similar types of products that are actively trading. To determine potential OTTI due to credit losses, management compares the amortized cost to the present value of expected cash flows adjusted for deferrals and defaults using the discount margin at the time of purchase. Other factors considered include an analysis of excess subordination and temporary interest shortfall coverage. Based on the valuation analysis as of September 30, 2010, management expects to fully recover the remaining amortized cost of those securities not deemed to be other-than-temporarily impaired. However, additional interest deferrals, defaults, or ratings changes could result in future OTTI charges.

The following table summarizes pertinent information that was considered by management in evaluating Trust Preferred Securities – Pooled Issuers for OTTI.

Trust Preferred Securities - Pooled Issuers

		Amortized	Unrealized		Fair	Lowest Credit Ratings as of September 30,	Total Other-Than- Temporary Impairment thru	% of Performing Bank/ Insurance	Current Deferrals/ Defaults (As a % of Original
Deal Name (d)	Class	Cost (b)	Gains	(Losses)	Value	2010 (a)	September 30, 2010	Issuers	Collateral)
(Dollars in thousands)
Security B	C	$920	$129	$—	$1,049	CCC	$(4,094)	94.1%	9.9%
Security E	B	2,140	—	(138)	2,002	C	(7,909)	71.4	29.2
Security F-1	C	2,219	2,475	—	4,694	C	(10,850)	83.7	22.1
Security F-2	C	619	—	(399)	220	C	—	83.7	22.1
Security G (d)	B	1,986	—	(955)	1,031	CC	(4,994)	66.2	28.7
Security H (c) (d)	B	3,483	—	(1,654)	1,829	B	(352)	100.0	—
Security I (c) (d)	B	4,463	—	(2,120)	2,343	CCC	(365)	94.1	9.9
Security J	B	5,252	—	(2,654)	2,598	CCC	(806)	90.6	11.5
Security K (d)	A	7,309	—	(538)	6,771	CCC	(2,040)	69.9	32.6
Security L (c) (d)	B	8,716	—	(4,294)	4,422	B	(867)	100.0	6.6
Security M (d)	A	7,346	—	(1,159)	6,187	D	(4,942)	58.2	42.5
Security N (c) (d)	A	23,799	—	(3,334)	20,465	A	(1,104)	90.6	11.5

		$68,252	$2,604	$(17,245)	$53,611		$(38,323)

(a)	The credit rating relected as of September 30, 2010 is the lowest rating among those provided by Moody’s, S&P and Fitch.
(b)	For the securities deemed impaired, the amortized cost reflects previous OTTI recognized in earnings.
(c)	Credit-related OTTI of $1.0 million was recognized on these 4 securities during the three months ended September 30, 2010.
(d)	During the nine months ended September 30, 2010, OTTI of $5.8 million was recognized on these seven securities, in addition to Security D, which was sold during the three months ended June 30, 2010. Security A was sold during the three months ended September 30, 2010.

Trust Preferred Securities – Single Issuers – At September 30, 2010, the fair value of the single issuer trust preferred portfolio was $40.7 million, an increase of $2.0 million from the fair value of $38.7 million at December 31, 2009. The gross unrealized loss of $10.1 million at September 30, 2010 is primarily attributable to changes in interest rates and wider credit spreads over the holding period of these securities. The single issuer portfolio consists of five investments issued by three large capitalization, money center financial institutions, which continued in their ability to service debt and indications of stabilization in their capital structures. Based on the review of the qualitative and quantitative factors presented above, these securities were not deemed to be other-than-temporarily impaired at September 30, 2010 as the Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost.

The following table summarizes pertinent information that was considered by management in determining if OTTI existed within the single issuer trust preferred securities portfolio in the current reporting period.

Trust Preferred Securities - Single Issuers

Deal Name (a)	Amortized Cost	Unrealized Losses	Fair Value	Lowest Credit Ratings as of September 30, 2010	Total Other-Than- Temporary Impairment thru September 30, 2010
(Dollars in thousands)
Security B	$6,807	$(1,554)	$5,253	BB	$—
Security C	8,580	(1,425)	7,155	BBB	—
Security D	9,540	(2,353)	7,187	BB	—
Security E	11,657	(2,025)	9,632	BBB	—
Security F	14,231	(2,713)	11,518	BBB	—

	$50,815	$(10,070)	$40,745		$—

(a)	Security A was sold during fourth quarter of 2009.

Agency notes – GSE – There were $34 thousand in unrealized losses in the Company’s investment in agency notes at September 30, 2010 compared to $196 thousand at December 31, 2009. The contractual cash flows for these investments are performing as expected. With lower overall yields and higher prices during the quarter ended September 30, 2010, in aggregate, these securities are at unrealized gains.

Agency CMOs – GSE – There were $0.5 million in unrealized losses in the Company’s investment in agency CMOs at September 30, 2010 compared to $2.1 million at December 31, 2009. The contractual cash flows for these investments are performing as expected. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

Equity securities – The unrealized losses on the Company’s investment in equity securities decreased to $0.4 million at September 30, 2010 from $0.5 million at December 31, 2009. This portfolio consists primarily of investments in the common stock of small capitalization financial institutions based in New England ($5.2 million of the total fair value at September 30, 2010) and auction rate preferred securities ($1.3 million of the total fair value at September 30, 2010). When estimating the recovery period for equity securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Company determined its holdings of equity securities were not deemed to be other-than-temporarily impaired at September 30, 2010.

Mortgage-backed securities – GSE – There were no unrealized losses in the Company’s investment in residential mortgage-backed securities issued by the GSEs at September 30, 2010 compared to $0.8 million in unrealized losses at December 31, 2009. The contractual cash flows for these investments are performing as expected with the exception of unexpected principal prepayments resulting from GSE buyout programs initiated in 2010. With lower overall yields and higher prices during the third quarter ended September 30, 2010, these securities are all at unrealized gains.

Mortgage-backed securities – Private Label – The unrealized losses on the Company’s investment in commercial mortgage-backed securities issued by entities other than GSEs decreased to $13.0 million at September 30, 2010 from $29.1 million at December 31, 2009. This decrease is primarily the result of improvement in credit spreads in 2010 compared to 2009, and the recent overall drop in yields and higher prices during the third quarter ended September 30, 2010. The contractual cash flows for these investments are performing as expected. As the decline in market value is attributable to cumulative changes in interest rates and not due to underlying credit deterioration, and because management does not have the intent to sell the securities, and based upon available evidence it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

The following summarizes by investment security type the basis for the conclusion that the applicable investment securities within the Company’s held to maturity portfolio were not other-than-temporarily impaired at September 30, 2010:

Municipal bonds and notes – The unrealized losses on the Company’s investment in municipal bonds and notes decreased to $0.5 million at September 30, 2010 from $4.0 million at December 31, 2009. This decrease is primarily the result of interest rate changes in 2010 compared to 2009. These securities are primarily insured AA and A rated general obligation bonds with stable ratings. The Company does not intend to sell these investments and has determined, based upon available evidence, it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost, therefore the Company has determined that these investments were not other-than-temporarily impaired at September 30, 2010.

Agency collateralized mortgage obligations – GSE – There were no unrealized losses on the Company’s investment in agency CMOs at September 30, 2010. The contractual cash flows for these investments are performing as expected. With lower overall yields and higher prices during the third quarter ended September 30, 2010, these securities are all at unrealized gains.

Mortgage-backed securities – GSE – The unrealized losses on the Company’s investment in residential mortgage-backed securities issued by the GSEs decreased to $0.1 million at September 30, 2010 from $4.2 million at December 31, 2009. The contractual cash flows for these investments are performing as expected with the exception of unexpected principal prepayments resulting from GSE buyout programs initiated in 2010. As the increase in market value is attributable to cumulative changes in interest rates versus underlying credit deterioration, and because management does not have the intent to sell the securities and based upon available evidence, it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

Mortgage-backed securities – Private Label – There were no unrealized losses on the Company’s investment in residential mortgage-backed securities issued by entities other than GSEs at September 30, 2010 compared to $0.3 million at December 31, 2009. These securities carry AAA ratings and are currently performing as expected.

There were no significant credit downgrades on held to maturity securities during the three and nine months ended September 30, 2010, which are currently performing as anticipated. The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost

For the three and nine months ended September 30, 2010 and 2009, proceeds from sale of available for sale securities were $73.8 million and $341.0 million and $7.0 million and $417.3 million, respectively. Gross gains realized from the sale of available for sale securities were $1.2 million and $0.5 million, and $9.9 million and $6.5 million for the three and nine months ended September 30, 2010 and 2009, respectively. Gross losses realized from the sale available for sale securities were $0.1 million and $5.2 million, and $0.1 million and $20.3 million for the three and nine months ended September 30, 2010 and 2009, respectively. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

The following tables summarize the impact of net realized gains and losses on sales of securities, excluding trading securities, and the impact of the recognition of other-than-temporary impairments for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,
	2010				2009
(In thousands)	Gains	Losses	OTTI Charges	Net	Gains	Losses	OTTI Charges	Net
Available for sale:
Agency notes - GSE	$—	$—	$—	$—	$—	$—	$—	$—
Agency CMOs - GSE	1,173	—	—	1,173	—	—	—	—
Pooled trust preferred securities	—	(146)	(970)	(1,116)	11	(4,821)	(1,246)	(6,056)
Single issuer trust preferred securities	—	—	—	—	—	—	—	—
Equity securities	—	—	—	—	476	(394)	(44)	38
Mortgage-backed securities-GSE	—	—	—	—	—	—	—	—
Mortgage-backed securities-Private Label	—	—	—	—	—	—	—	—

Total available for sale	$1,173	$(146)	$(970)	$57	$487	$(5,215)	$(1,290)	$(6,018)

	Nine months ended September 30,
	2010				2009
(In thousands)	Gains	Losses	OTTI Charges	Net	Gains	Losses	OTTI Charges	Net
Available for sale:
Agency notes - GSE	$—	$—	$—	$—	$—	$—	$—	$—
Agency CMOs - GSE	1,173	—	—	1,173	—	—	—	—
Pooled trust preferred securities	340	(146)	(5,772)	(5,578)	11	(16,732)	(24,856)	(41,577)
Single issuer trust preferred securities	—	—	—	—	—	—	—	—
Equity securities	—	—	(66)	(66)	779	(3,616)	(3,544)	(6,381)
Mortgage-backed securities-GSE	8,342	—	—	8,342	5,696	—	—	5,696
Mortgage-backed securities-Private Label	—	—	—	—	—	—	—	—

Total available for sale	$9,855	$(146)	$(5,838)	$3,871	$6,486	$(20,348)	$(28,400)	$(42,262)

The following is a roll forward of the amount of credit related OTTI recognized in earnings for the three and nine months ended September 30, 2010:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance of credit related OTTI, beginning of period	$39,220	$105,871	$43,492	$173,496
Additions for credit related OTTI not previously recognized	970	1,246	5,772	24,856
Reduction for securities sold	(1,867)	(47,439)	(10,941)	(121,088)
Reduction for non-credit related OTTI previously recognized when there is no intent and/or requirement to sell before recovery of the amortized cost basis	—	—	—	(17,586)

Subtotal of additions and reductions, net	(897)	(46,193)	(5,169)	(113,818)

Balance of credit-related OTTI, end of period	$38,323	$59,678	$38,323	$59,678

To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record impairment charges for other-than-temporary impairment in future periods.

The $1.0 million and $5.8 million additions to credit related OTTI for the three and nine months ended September 30, 2010, respectively, are reflective of payment deferrals and credit deterioration of the underlying collateral.

Investments in Private Equity Funds

In addition to investment securities, the Company carries investments in private equity funds. These investments, which totaled $16.0 million at September 30, 2010, are included in other assets in the Condensed Consolidated Balance Sheet. The Company recognized a $0.7 million loss on these investments during the three months ended September 30, 2010 and $1.4 million gain, net of OTTI charges, on these investments during the nine months ended September 30, 2010. These amounts are included in other non-interest income on the Condensed Consolidated Statement of Operations.

During the second quarter ended June 30, 2010, the Company sold 594,107 shares at $12 per share of its investment in Higher One Holdings, Inc., as part of that company’s initial public offering on June 29, 2010. A gain of $6.4 million is recorded in other non-interest income in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010. As of September 30, 2010 the Company holds 605,893 shares of Higher One Holdings, Inc., common stock, which are classified as trading securities in the investment portfolio. The Company records any unrealized gain or loss from the shares being marked to fair value until they are sold in current period earnings. For the three and nine months ended September 30, 2010 the Company recorded unrealized gains of $1.2 million and $9.8 million, respectively, for the mark to market value on these trading securities.

NOTE 3: Loans, Net

A summary of loans, net follows:

	At September 30, 2010		At December 31, 2009
(In thousands)	Amount	%	Amount	%
Residential mortgage loans:
1-4 family	$3,035,000	27.8%	$2,825,938	25.6%
Permanent-NCLC (a)	27,010	0.2	36,790	0.3
Construction	24,257	0.2	27,408	0.2
Liquidating portfolio-construction loans	1,558	0.1	4,817	0.1

Total residential mortgage loans	3,087,825	28.3	2,894,953	26.2

Consumer loans:
Home equity loans	2,646,229	24.3	2,745,154	24.9
Liquidating portfolio-home equity loans	185,026	1.7	219,125	2.0
Other consumer	31,636	0.3	27,590	0.2

Total consumer loans	2,862,891	26.3	2,991,869	27.1

Commercial loans:
Commercial non-mortgage	1,561,659	14.3	1,505,181	13.6
Asset-based loans	496,078	4.5	527,187	4.8
Equipment financing	750,058	6.9	886,892	8.1

Total commercial loans	2,807,795	25.7	2,919,260	26.5

Commercial real estate:
Commercial real estate	1,933,451	17.7	1,921,685	17.4
Commercial construction	108,588	1.0	148,173	1.3
Residential development	66,680	0.6	114,586	1.1

Total commercial real estate	2,108,719	19.3	2,184,444	19.8

Net unamortized premiums	10,708	0.1	12,512	0.1
Net deferred costs	30,245	0.3	33,671	0.3

Total unamortized premiums and deferred costs	40,953	0.4	46,183	0.4

Total loans	10,908,183	100.0%	11,036,709	100.0%

Less: allowance for loan losses	(340,341)		(341,184)

Loans, net	$10,567,842		$10,695,525

(a)	NCLC is defined as National Contruction Lending Center

A majority of the Company’s mortgage loans are secured by real estate in the State of Connecticut. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio is dependent on economic and market conditions in Connecticut.

Loans totaling $4.2 billion at September 30, 2010 and $4.1 billion at December 31, 2009 were pledged as collateral for borrowings, as required or permitted by law.

Non-Performing Loans. Accrual of interest is discontinued if the loan is placed on nonaccrual status. Residential real estate and consumer loans are placed on nonaccrual status at 90 days past due. All commercial loans are subject to a detailed review by the Company’s credit risk team when 90 days past due and a specific determination is made to put a loan on nonaccrual status. When a loan is transferred to nonaccrual status, unpaid accrued interest is reversed and charged against interest income. Loans that are more than 90 days past due, as well as on certain other loans as determined by management, are placed on non-accrual. Nonaccrual loans totaled $311.1 million and $373.0 million at September 30, 2010 and December 31, 2009, respectively. Interest on nonaccrual loans that would have been recorded as additional interest income for the three and nine months ended September 30, 2010 and 2009 had the loans been current in accordance with their original terms totaled $6.3 million and $14.5 million, $6.8 million and $16.7 million, respectively.

Impaired Loans. The Company individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement for impairment based on the fair value of expected cash flows or collateral. At September 30, 2010, impaired loans totaled $507.6 million, including loans of $323.2 million with an impairment allowance of $42.0 million. At December 31, 2009, impaired loans totaled $401.2 million, including loans of $155.5 million, with an impairment allowance of $37.0 million. The increase in impaired loans is primarily related to the restructuring of $69.6 million of commercial real estate loans, $10.4 million of asset based loans and the Company’s continued efforts in providing mortgage assistance.

The following table summarizes impaired loans for the periods presented:

	September 30, 2010			December 31, 2009
(In thousands)	With Specific Reserves	Without Reserves	Total	With Specific Reserves	Without Reserves	Total
Loans impaired and still accruing
Residential	$49,873	$1,218	$51,091	$11,496	$2,732	$14,228
Equipment financing	739	1,732	2,471	1,454	—	1,454
Consumer	7,714	745	8,459	764	759	1,523
Commercial	94,787	149,932	244,719	22,305	138,391	160,696

Total loans impaired and accruing	$153,113	$153,627	$306,740	$36,019	$141,882	$177,901

Loans impaired and nonaccrual
Residential	$43,097	$15,688	$58,785	$23,834	$28,147	$51,981
Equipment financing	—	14,319	14,319	739	17,190	17,929
Consumer	11,971	7,074	19,045	4,041	9,976	14,017
Commercial	73,030	35,650	108,680	53,847	85,524	139,371

Total loans impaired and nonaccrual	$128,098	$72,731	$200,829	$82,461	$140,837	$223,298

Total impaired loans	$281,211	$226,358	$507,569	$118,480	$282,719	$401,199

The average recorded investment in impaired loans was $454.4 million and $302.3 million at September 30, 2010 and December 31, 2009, respectively.

Any impaired loan for which no specific valuation allowance was necessary at September 30, 2010 is the result of sufficient cash flow, or sufficient collateral coverage, or previous charge off amounts that reduced the book value of the loan to an amount equal to or below the fair value of the cash flows or the associated collateral.

Troubled Debt Restructures. Troubled debt restructurings (“TDRs”) are by definition impaired loans and impairment is recognized and measured in accordance with ASC 310-10-35 after the loans have been contractually modified. The Company individually reviews loans which are deemed to be TDRs for impairment based on the present value of expected cash flows, unless recovery becomes collateral dependent. If recovery becomes collateral dependent, impairment is based on the fair value of the associated collateral. The original contractual interest rate for the loan is used as the discount rate, for fixed rate loans. The current or weighted average (for multiple notes within a commercial borrowing arrangement) rate is used as the discount rate, when the interest rate floats over a specified index. A change in terms or payments would be included in the ASC 310-10-35 impairment calculation. The effect of an actual loan modification is recorded in the period when the loan is contractually modified. Impairment is measured at that time and a specific reserve is established, as appropriate, and at each subsequent reporting period. Loans may be subject to the allowance for loan losses under ASC 450-20, prior to modification, based on the loan’s risk characteristics. For the three and nine months ended September 30, 2010, Webster charged off $0.4 million and $2.9 million, respectively, for the portion of TDRs deemed to be uncollectible. At September 30, 2010 and 2009, there were no commitments to lend any additional funds to debtors in troubled debt restructurings.

Loan modifications, regardless of loan type, are not placed in temporary or trial periods. Once approved, all modifications are permanent and are recorded and disclosed as TDRs. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. If the modification agreement is violated, the loan is handled by the Company’s asset remediation group for resolution, which may result in foreclosure. At September 30, 2010 and December 31, 2009, the allowance for loan losses included reserves of $27.3 million and $22.9 million related to restructured commercial and consumer loans, respectively.

All modified loans that are determined to be a TDR are reported as impaired until they demonstrate compliance with the modified terms for a period of no less than six months and the restructuring agreement specifies an interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk. Once a modified loan has demonstrated compliance with the terms of the modified agreement for a period of no less than six months, the loan can return to accrual status. Non-performing TDRs are included in non-performing loans.

The following table reflects the amount of modified loans, net of specific reserves, and the modified loan characteristics. Loan classification and performing versus non-performing status at September 30, 2010 and December 31, 2009 is also presented. The increase in troubled debt restructurings at September 30, 2010 reflects management’s commitment to working with troubled borrowers to maximize loan performance.

	September 30, 2010
	Consumer & Residential		Commercial		Equipment Finance		Total
(In thousands)	Performing	Non-performing	Performing	Non-performing	Performing	Non-performing	Performing	Non-performing
Extended Maturity	$2,940	$15,208	$63,816	$1,537	$1,372	$421	$68,128	$17,166
Adjusted Interest Rates	745	3,272	10,702	1,947	—	1,964	11,447	7,183
Combination of Rate and Maturity	5,949	30,996	24,543	762	775	2,109	31,267	33,867
Other (a)	4,672	5,013	104,275	27,862	325	337	109,272	33,212

Total	$14,306	$54,489	$203,336	$32,108	$2,472	$4,831	$220,114	$91,428

(a)	Other includes covenant waivers, forebearance and other concessions or combination of concessions that do not consist of interest rate adjustments and/or maturity extensions.

	December 31, 2009
	Consumer & Residential		Commercial		Equipment Finance		Total
(In thousands)	Performing	Non-performing	Performing	Non-performing	Performing	Non-performing	Performing	Non-performing
Extended Maturity	$4,803	$8,163	$24,633	$13,537	$1,454	$1,146	$30,890	$22,846
Adjusted Interest Rates	4,059	13,733	6,328	1,600	—	3,334	10,387	18,667
Combination of Rate and Maturity	14,493	21,592	26,057	1,908	—	3,677	40,550	27,177
Other (a)	945	4,103	16,378	18,698	—	—	17,323	22,801

Total	$24,300	$47,591	$73,396	$35,743	$1,454	$8,157	$99,150	$91,491

(a)	Other includes covenant waivers, forebearance and other concessions or combination of concessions that do not consist of interest rate adjustments and/or maturity extensions.

The Company has seasoned restructured loans in the Consumer & Residential, and Commercial portfolio. A seasoned restructured loan is one that has performed for a period of more than six months and was modified in a previous fiscal year. At September 30, 2010 the Consumer & Residential performing and non-performing seasoned restructured loans were $42.0 million and $0.6 million, respectively. At September 30, 2010 the Commercial performing and non-performing seasoned restructured loans were $25.8 million and $2.7 million, respectively.

Allowance for loan losses. The following table provides detail of activity in the Company’s allowance for loan losses for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Continuing portfolio:
Balance at beginning of period	$294,187	$264,159	$287,784	$191,426
Provision	22,356	56,543	84,705	184,704
Charge-offs:
Residential	(2,666)	(2,721)	(10,188)	(10,478)
Consumer	(9,472)	(10,237)	(29,534)	(27,020)
Commercial (a)	(14,987)	(37,594)	(42,191)	(68,803)
Residential development	(1,167)	(3,019)	(8,408)	(5,417)

Total charge-offs - continuing portfolio	(28,292)	(53,571)	(90,321)	(111,718)
Recoveries	5,290	2,175	11,373	4,894

Net charge-offs - continuing portfolio	(23,002)	(51,396)	(78,948)	(106,824)

Ending balance - continuing portfolio	$293,541	$269,306	$293,541	$269,306

Liquidating portfolio:
Balance at beginning of period	$49,900	$41,840	$53,400	$43,903
Provision	2,644	28,457	15,295	50,996
Charge-offs:
NCLC	—	(135)	(1,240)	(5,608)
Consumer (home equity)	(6,158)	(13,256)	(21,942)	(33,992)

Total charge-offs - liquidating portfolio	(6,158)	(13,391)	(23,182)	(39,600)
Recoveries	414	194	1,287	1,801

Net charge-offs - liquidating portfolio	(5,744)	(13,197)	(21,895)	(37,799)

Ending balance - liquidating portfolio	46,800	57,100	46,800	57,100

Ending balance - allowance for loan losses	$340,341	$326,406	$340,341	$326,406

(a)	All Business and Professional Banking (BPB) loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.

NOTE 4: Goodwill and Other Intangible Assets

The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization, at:

(In thousands)	September 30, 2010	December 31, 2009
Balances not subject to amortization:
Goodwill	$529,887	$529,887

Balances subject to amortization:
Core deposit intangibles	22,674	26,865

Total goodwill and other intangible assets	$552,561	$556,752

Goodwill is allocated to Webster’s business segments as follows:

(In thousands)	September 30, 2009	December 31, 2009
Retail Banking	$516,560	$516,560
Other	13,327	13,327

Total	$529,887	$529,887

Webster tests its goodwill for impairment annually as of August 31 (the “Measurement Date”). In performing Step 1 of the goodwill impairment testing and measurement process to assess potential impairment, in accordance with the guidance provided by the FASB ASC Topic 350—Intangibles-Goodwill and Other, the estimated fair values of Webster’s two reporting units that carry goodwill (Retail Banking and HSA Bank (“HSA”)) were estimated using discounted cash flow analysis and observable market data to the extent available. The discount rates utilized for the discounted cash flow analysis reflected market based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to execution, concentration and other risks associated with the projected cash flows of the applicable segment. There was no impairment indicated as a result of the Step 1 test performed at the Measurement Date, as the estimated fair value for those segments exceeded their corresponding carrying values.

GAAP requires additional testing if events or circumstances indicate that impairment may exist. A continuing period of market disruption, or further market capitalization to book value deterioration, may result in the requirement to perform testing for impairment between annual assessments. Management will continue to monitor the relationship of the Company’s market capitalization to its book value, which management attributes primarily to financial services industry-wide factors and to evaluate the carrying value of goodwill. To the extent that testing results in the identification of impairment, the Company may be required to record charges for the impairment of goodwill. For additional information regarding the valuation of goodwill see pages 108-109 of Webster’s 2009 Annual Report on Form 10-K.

Amortization of intangible assets for the three and nine months ended September 30, 2010, totaled $1.4 million and $4.2 million, respectively. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any future impairment or change in estimated useful lives, is summarized below for the current full year and for each of the next four years and thereafter.

(In thousands)
For years ending December 31,
2010	$5,588
2011	5,588
2012	5,420
2013	4,918
2014	2,685
Thereafter	2,666

NOTE 5: Deposits

A summary of deposits by type follows:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits
Demand	$1,840,937	13.6%	$1,664,958	12.2%
NOW	1,528,380	11.3	2,244,347	16.5
Money market	2,611,094	19.2	1,991,423	14.6
Savings	3,503,930	25.8	3,146,603	23.1
Health savings accounts	821,302	6.0	668,163	4.9
Certificates of deposit	3,224,131	23.8	3,830,865	28.1
Brokered deposits	44,261	0.3	85,768	0.6

Total	$13,574,035	100.0%	$13,632,127	100.0%

Interest expense on deposits is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2010	2009	2010	2009
NOW	$576	$1,293	$2,812	$2,656
Money market	3,237	5,003	11,042	15,816
Savings	5,185	6,748	17,519	20,132
Health savings accounts	2,403	2,558	7,108	7,938
Certificates of deposit	14,653	25,450	49,201	94,450
Brokered deposits	355	925	1,160	3,875

Total	$26,409	$41,977	$88,842	$144,867

The scheduled maturities of time deposits at September 30, 2010 are as follows:

(In thousands)
Maturing in the years ending December 31:
2010	$824,235
2011	1,505,280
2012	252,651
2013	312,577
2014	121,069
Thereafter	252,580

Total	$3,268,392

NOTE 6: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank are summarized as follows:

	September 30, 2010		December 31, 2009
(In thousands)	Total Outstanding	Callable	Total Outstanding	Callable
Fixed Rate:
4.95 % to 4.95 % due in 2010	$15,000	$15,000	$135,015	$135,000
3.19 % to 6.60 % due in 2011	100,181	—	100,404	—
4.00 % to 4.00 % due in 2012	51,400	—	51,400	—
0.51 % to 5.49 % due in 2013	299,000	49,000	249,000	49,000
0.00 % to 6.00 % due after 2014	5,918	—	6,000	—

	471,499	64,000	541,819	184,000
Unamortized premiums	1,393	—	1,898	—
Hedge accounting adjustments	620	—	934	—

Total advances	$473,512	$64,000	$544,651	$184,000

Webster Bank had additional borrowing capacity from the FHLB of approximately $1.7 billion and $1.9 billion at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010 and December 31, 2009, investment securities were not fully utilized as collateral, and had all securities been used for collateral, Webster Bank would have had additional borrowing capacity of approximately $2.1 billion and $1.7 billion, respectively. At September 30, 2010 and December 31, 2009, Webster Bank was in compliance with FHLB collateral requirements.

NOTE 7: Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

The following table summarizes securities sold under agreements to repurchase and other short-term borrowings:

(In thousands)	September 30, 2010	December 31, 2009
Securities sold under agreements to repurchase	$855,728	$843,096
Fed Funds Purchased	181,000	—
Treasury tax and loan	11,634	12,550

	1,048,362	855,646
Unamortized premiums	—	1,200

Total	$1,048,362	$856,846

The following table sets forth certain information concerning short-term repurchase agreements (with original maturities of one year or less):

(Dollars in thousands)	September 30, 2010	December 31, 2009
Average amount outstanding during the quarter	$310,026	$279,800
Amount outstanding at end of quarter	405,728	270,096
Highest month end balance during quarter	405,728	286,492
Weighted-average interest rate at end of quarter	0.34%	0.41%
Weighted-average interest rate during the quarter	0.38%	0.43%

NOTE 8: Long-Term Debt

Long-term debt consists of the following at:

(In thousands)	September 30, 2010	December 31, 2009
Subordinated notes (due January 2013)	$177,480	$177,480
Senior notes (due April 2014)	150,000	150,000
Junior subordinated debt to related capital trusts (due 2027-2037):
Webster Capital Trust IV	136,070	136,070
Webster Statutory Trust I	77,320	77,320
People’s Bancshares Capital Trust II	10,309	10,309
Eastern Wisconsin Bancshares Capital Trust II	2,070	2,070
NewMil Statutory Trust I	10,310	10,310

Total junior subordinated debt related to capital trusts	236,079	236,079
Sub-Total Long term Debt	563,559	563,559
Unamortized premiums, net	(188)	(360)
Hedge accounting adjustments	21,356	25,220

Total long-term debt	$584,727	$588,419

NOTE 9: Preferred Stock

On February 26, 2010, Webster received approval to repurchase $100 million of its Series B preferred stock that was issued to the U.S. Department of Treasury under its Capital Repurchase Program. Webster’s redemption of the preferred stock was not subject to any additional conditions or stipulations from the Treasury Department, including the issuance of additional capital. The repurchase occurred on March 3, 2010 and required the acceleration of $1.6 million of the unamortized discount related to the redeemed shares. A second repurchase of an equal amount occurred in October 2010 (See Note 18 – Subsequent Events).

NOTE 10: Regulatory Matters

Capital adequacy guidelines issued by the federal banking agencies require Webster and Webster Bank, N.A. to maintain certain minimum ratios, as set forth below. Failure to meet capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financials. At September 30, 2010, Webster and Webster Bank were deemed to be “well capitalized” under regulatory capital adequacy standards.

The following table provides information on the capital ratios for Webster and Webster Bank:

	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2010
Webster Financial Corporation
Total risk-based capital	$1,735,317	14.8%	$939,778	8.0%	$1,174,722	10.0%
Tier 1 capital	1,514,987	12.9	469,889	4.0	704,833	6.0
Tier 1 leverage capital ratio	1,514,987	8.8	686,480	4.0	858,100	5.0
Webster Bank, N.A.
Total risk-based capital	$1,616,174	13.8%	$936,463	8.0%	$1,170,579	10.0%
Tier 1 capital	1,396,358	11.9	468,232	4.0	702,347	6.0
Tier 1 leverage capital ratio	1,396,358	8.2	685,035	4.0	856,294	5.0

At December 31, 2009
Webster Financial Corporation
Total risk-based capital	$1,866,459	15.4%	$969,512	8.0%	$1,211,890	10.0%
Tier 1 capital	1,606,018	13.3	484,756	4.0	727,134	6.0
Tier 1 leverage capital ratio	1,606,018	9.4	682,980	4.0	853,726	5.0
Webster Bank, N.A.
Total risk-based capital	$1,525,481	12.6%	$967,002	8.0%	$1,208,753	10.0%
Tier 1 capital	1,265,427	10.5	483,501	4.0	725,252	6.0
Tier 1 leverage capital ratio	1,265,427	7.5	679,615	4.0	849,519	5.0

In the first quarter of 2010 the Company down-streamed $100 million from Webster to Webster Bank, N.A. to improve its overall capital position. This action also had the effect of increasing the bank-level leverage and total capital ratios. As of June 30, 2010, Webster Bank, N.A. became subject to individual minimum capital ratios. Webster Bank, N.A. is required to maintain a Tier 1 leverage ratio of at least 7.5% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk weighted assets. The Bank exceeded these requirements at September 30, 2010.

NOTE 11: Earnings (Loss) Per Common Share

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2010	2009	2010	2009
Earnings (loss) for basic earnings (loss) from continuing operations per common share:
Net income (loss) from continuing operations available to common shareholders	$17,779	$(26,100)	$24,441	$(31,167)
Less dividends declared or accrued:
Common shareholders	(780)	(664)	(2,336)	(1,714)
Participating shares	(3)	(16)	(12)	(17)

Total undistributed income (loss) available to common shareholders	16,996	(26,780)	22,093	(32,898)
Add dividends paid to common shareholders	780	664	2,336	1,714
Less income allocated to participating securities	(74)	—	(119)	—

Allocated net income (loss) and distributions to common shareholders	$17,702	$(26,116)	$24,310	$(31,184)

Earnings (loss) for dilutive earnings (loss) per common share:
Net income (loss) available to common shareholders	$17,779	$(26,100)	$24,441	$(31,167)
Less dividends declared or accrued:
Common shareholders	(780)	(664)	(2,336)	(1,714)
Participating shares	(3)	(16)	(12)	(17)

Total undistributed income (loss) available to common shareholders	16,996	(26,780)	22,093	(32,898)
Dividends paid on converted shares of Series A Preferred Stock	—	—	—	7,161
Dividends paid to common shareholders	780	664	2,336	1,714
Less:
Income allocated to participating securities (a)	(74)	—	(119)	—
Gain on conversion of Series A Preferred Stock	—	—	—	(58,792)

Net income (loss) allocated to common shareholders	$17,702	$(26,116)	$24,310	$(82,815)

Earnings for basic earnings (loss) from discontinued operations per common share:
Net income from discontinued operations available to common shareholders	—	—	—	313

Shares:
Weighted average common shares outstanding - basic	78,097	66,281	78,026	57,125
Effect of dilutive securities:
Stock options	296	—	284	—
Warrants - Series A1 and A2	3,735	—	3,718	—
Series A Preferred Stock	—	—	—	3,975

Weighted average common shares outstanding - diluted	82,128	66,281	82,028	61,100

Earnings (loss) from continuing operations per common share:
Basic	$0.23	$(0.39)	$0.31	$(0.55)
Diluted	$0.22	$(0.39)	$0.30	$(1.36)

Earnings (loss) per common share:
Basic	$0.23	$(0.39)	$0.31	$(0.54)
Diluted	$0.22	$(0.39)	$0.30	$(1.35)

(a)	Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed. Losses are not allocated to participating securities, as they are not contractually obligated to fund the undistributed loss. The contractual redemption amount of the unvested participating securities was not reduced as a result of the undistributed losses.

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

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Non-participating stock options	—	203	—	178
Warburg Series A1 warrant	—	1,843	—	—
Warburg Series B1 warrant	—	1,175	—	1,175

	—	3,221	—	1,353

Stock Options

Options to purchase 2.3 million shares, for the three and nine months ended September 30, 2010 and 3.1 million and 2.8 million shares for the three and nine months ended September 30, 2009, respectively, were excluded from the calculation of diluted earnings per share because the options’ exercise price was greater than the average market price of the shares for the respective periods.

Restricted Stock

Non-participating restricted stock awards of 150,830 for the three and nine months ended September 30, 2010 and 177,426 for the three and nine months ended September 30, 2009, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and therefore were excluded from the calculation of diluted earnings per share for the respective periods.

Series A Preferred Stock

The Series A Preferred Stock at September 30, 2010 and 2009 represent potential common stock of 1.1 million and 2.1 million shares, respectively. The affect of the potential common stock associated with the Series A Preferred Stock was deemed to be anti-dilutive and therefore was excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2010 and 2009.

Warrants – Series A1 and A2

The Series A1 and A2 warrants to purchase an aggregate 8.6 million shares of common stock issued in connection with the Warburg investment were not included in the calculation of diluted earnings per share because of the income available to common shareholders for the three and nine months ended September 30, 2010. The Series A1 warrants were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2009 because the exercise price was less than the weighted average market price of Webster’s common stock of the respective periods. The Series A2 warrants were not outstanding for the three and nine month periods of September 2009.

Warrants – Series B1

The Series B1 warrants to purchase 5.5 million shares of common stock issued in connection with the Warburg investment were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2009 because the exercise price was less than the weighted average market price of Webster’s common stock of the respective periods. These warrants were not outstanding in the three and nine month periods of September 2010.

Warrant – U.S. Treasury

The warrant to purchase an aggregate 3.3 million shares of common stock issued in connection with the Series B Preferred Stock on November 21, 2008 was also excluded from the calculation of diluted earnings per share for the three and the nine months ended September 30, 2010 and 2009 because the exercise price of $18.28 per share was greater than the average market price of Webster’s common stock for the three and nine months ended September 30, 2010 and 2009.

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

Cash Flow Hedges of Interest Rate Risk

Webster’s primary objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, Webster uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges are designed to manage the risk associated with a forecasted event or an uncertain variable rate cash flow.

During July 2010, Webster entered into a $100 million forward settle interest rate swap which qualifies for cash flow hedge accounting. The swap protects against adverse fluctuations in interest rates by reducing the exposure to variability in cash flows relating to interest payments on a forecasted issuance of $100 million short term 5-year debt. The forecasted debt borrowing is expected to occur between June 1, 2011 and October 1, 2011.

In addition, Webster previously entered into an additional forward settle $100 million swap which qualifies for cash flow hedge accounting. The related forecasted debt borrowing is expected to occur between February 1, 2011 and June 1, 2011.

Both forward settle swaps are expected to be cash settled at debt issuance. The forward settle swaps are marked to market through OCI and the OCI balance will be amortized over the life of the forecasted debt issuance. The valuation balance recorded in OCI related to future settle cash flow swaps was $7.9 million as of September 30, 2010.

There is a $100 million swap designated as a cash flow hedge transaction against the risk of changes in cash flows related to the banks $100 million 3-month libor indexed floating rate FHLB advance. The swap is marked to market through OCI and a component of OCI is reclassified to expense on a quarterly basis. The balance in OCI related to this cash flow hedge is $2.7 million as of September 30, 2010.

The table below presents the fair value of Webster’s derivative financial instruments designated as cash flow hedges as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009.

	Consolidated		September 30, 2010			December 31, 2009
(In thousands)	Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of cash flow:
Interest rate swap on FHLB advances	Other liabilities	1	$100,000	$(2,744)	—	—	—
Forward settle interest rate swap on anticipated debt	Other liabilities	1	100,000	(5,168)	—	—	—
Forward settle interest rate swap on anticipated debt	Other liabilities	1	100,000	(2,740)	—	—	—

The net impact on interest expense related to cash flow hedges for the three and nine months ended September 30, 2010 and 2009 is presented below:

	Three months ended September 30,
	2010			2009
	Interest (Income) Expense	Realized Deferred (Gain) Loss	Net Impact	Interest (Income) Expense	Realized Deferred (Gain) Loss	Net Impact
Impact reported as a (reduction of) increase in interest expense on borrowings
Interest rate swaps on FHLB advances	$355	$369	$724	$—	$369	$369
Interest rate swaps on subordinated debt	—	(37)	(37)	—	(37)	(37)
Interest rate swaps on Trust Preferred Securities	—	(45)	(45)	—	(45)	(45)

Net impact on interest expense on borrowings	$355	$287	$642	$—	$287	$287

	Nine months ended September 30,
	2010			2009
	Interest (Income) Expense	Realized Deferred (Gain) Loss	Net Impact	Interest (Income) Expense	Realized Deferred (Gain) Loss	Net Impact
Impact reported as a (reduction of) increase in interest expense on borrowings
Interest rate swaps on FHLB advances	$736	$1,107	$1,843	$656	$615	$1,271
Interest rate swaps on subordinated debt	—	(112)	(112)	—	(189)	(189)
Interest rate swaps on Trust Preferred Securities	—	(135)	(135)	—	(851)	(851)

Net impact on interest expense on borrowings	$736	$860	$1,596	$656	$(425)	$231

At September 30, 2010, the remaining unamortized loss on the termination of cash flow hedges was $2.3 million.

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

The table below presents the fair value of Webster’s derivative financial instruments designated as fair value hedges as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009.

	Consolidated Balance Sheet Location		September 30, 2010			December 31, 2009
(In thousands)		# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of fair value:
Interest rate swaps on subordinated debt	Other assets	—	$—	$—	2	$175,000	$11,262
Interest rate swap on FHLB advances	Other assets	1	100,000	233	1	100,000	350

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

The net impact on interest expense related to fair value hedges for the three and nine months ended September 30, 2010 and 2009 is presented below:

	Three months ended September 30,
	2010				2009
	Interest (Income) Expense	MTM (Gain) Loss	Realized Deferred (Gain) Loss	Net Impact	Interest (Income) Expense	MTM (Gain) Loss	Realized Deferred (Gain) Loss	Net Impact
Impact reported as a (reduction of) increase in interest expense on borrowings
Interest rate swaps on senior notes	$—	$—	$(799)	$(799)	$(1,494)	$(31)	$(1)	$(1,526)
Interest rate swaps on subordinated debt	—	—	(1,120)	(1,120)	(1,603)	177	(12)	(1,438)
Interest rate swaps on FHLB advances	(169)	(338)	332	(175)	(291)	351	71	131

Net impact on interest expense on borrowings	$(169)	$(338)	$(1,587)	$(2,094)	$(3,388)	$497	$58	$(2,833)

	Nine months ended September 30,
	2010				2009
	Interest (Income) Expense	MTM (Gain) Loss	Realized Deferred (Gain) Loss	Net Impact	Interest (Income) Expense	MTM (Gain) Loss	Realized Deferred (Gain) Loss	Net Impact
Impact reported as a (reduction of) increase in interest expense on borrowings
Interest rate swaps on senior notes	$—	$—	$(2,398)	$(2,398)	$(3,895)	$(31)	$(1)	$(3,927)
Interest rate swaps on subordinated debt	(497)	(94)	(2,968)	(3,559)	(4,110)	177	(28)	(3,961)
Interest rate swaps on FHLB advances	(526)	(1,187)	990	(723)	(433)	351	71	(11)

Net impact on interest expense on borrowings	$(1,023)	$(1,281)	$(4,376)	$(6,680)	$(8,438)	$497	$42	$(7,899)

At September 30, 2010, the remaining unamortized gain on the termination of fair value hedges was $21.8 million.

Non- Hedge Accounting Derivatives / Non-designated Hedges

Derivatives not designated as hedges for accounting are not speculative and are used to manage Webster’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, “Derivatives and Hedging”. Changes in the fair value of derivatives not designated for hedge accounting are recorded as a component of non-interest income. As of September 30, 2010 and December 31, 2009, Webster had the following outstanding interest rate swaps and caps that were not designated for hedge accounting:

	Consolidated		September 30, 2010			December 31, 2009
(in thousands)	Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Customer position:
Commercial loan interest rate swaps	Other assets	92	$425,560	$44,158	89	$432,325	$28,544
Commercial loan interest rate swaps	Other liabilities	—	—	—	3	15,064	(247)
Commercial loan interest rate swaps with floors	Other assets	12	27,352	1,950	10	21,093	528
Commercial loan interest rate caps	Other liabilities	5	19,552	(42)	4	16,710	(284)
Webster position:
Commercial loan interest rate swaps	Other liabilities	91	425,516	(41,900)	85	429,314	(26,370)
Commercial loan interest rate swaps	Other liabilities	—	—	—	6	18,036	423
Commercial loan interest rate swaps with floors	Other liabilities	12	27,352	(1,516)	6	12,129	(259)
Commercial loan interest rate swaps with floors	Other liabilities	—	—	—	4	8,964	43
Commercial loan interest rate caps	Other liabilities	5	19,552	42	4	16,710	284

Webster reported the changes in the fair value of non hedge accounting derivatives as a component of other non-interest income in the accompanying condensed consolidated statements of operations as follows for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,
	2010			2009
	Income (Expense)	MTM Gain (Loss)	Net Income (Expense)	Income (Expense)	MTM Gain (Loss)	Net Income (Expense)
Impact reported in other non-interest income:
Visa Swap	$—	$(197)	$(197)	$—	$(18)	$(18)
Commercial loan interest rate derivatives, net	177	(15)	162	176	79	255
Fed funds futures contracts	—	(730)	(730)	—	—	—

Net impact on other non-interest income	$177	$(942)	$(765)	$176	$61	$237

	Nine months ended September 30,
	2010			2009
	Income (Expense)	MTM Gain (Loss)	Net Income (Expense)	Income (Expense)	MTM Gain (Loss)	Net Income (Expense)
Impact reported in other non-interest income:
Visa Swap	$—	$(316)	$(316)	$—	$(194)	$(194)
Commercial loan interest rate derivatives, net	527	39	566	505	138	643
Fed funds futures contracts	—	(2,504)	(2,504)	—	—	—

Net impact on other non-interest income	$527	$(2,781)	$(2,254)	$505	$(56)	$449

The weighted average rates paid and received for interest rate swaps outstanding at September 30, 2010 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge interest rate swaps on FHLB advances	2.48%	3.19%
Cash flow hedge interest rate swaps on FHLB advances	1.85	0.51
Non-hedging interest rate swaps	2.05	2.13

The weighted average strike rates for interest rate caps and floors outstanding at September 30, 2010 were as follows:

Strike Rate
Non-hedging commercial loan interest rate caps	4.28%
Non-hedging commercial loan interest rate floors (embedded in interest rate swaps)	0.96

Futures Contracts. On March 30, 2010, to hedge against a rise in short term rates over the next twelve months, Webster entered into a short-selling of a one year strip of Fed funds future contracts. This transaction is designed to work in conjunction with floating rate assets with interest rate floors which will not be affected if there is an increase in short-term interest rates. The contracts will be reflected as other assets on the balance sheet and as non-interest expense on the income statement. During the three and nine months ended September 30, 2010, the Company recognized $0.7 million and $2.5 million in mark to market losses.

Mortgage Banking Derivatives. Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At September 30, 2010, outstanding rate locks totaled approximately $117.1 million and the outstanding commitments to sell residential mortgage loans totaled approximately $117.6 million. Forward sales, which include mandatory forward commitments of approximately $87.0 million at September 30, 2010, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings. As of September 30, 2010, the fair value of interest rate locked loan commitments and forward sales commitments totaled $1.0 million and were recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheets. As of December 31, 2009, the fair value of interest rate locked loan commitments and forward sales commitments totaled $0.2 million and were recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheets.

Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Company simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not material at September 30, 2010 and December 31, 2009.

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers’ and institutions’ derivative counterparties and their ability to meet contractual terms. The Company has Master ISDA agreements including the Credit Support Annex with each of its derivative counterparties. Under these agreements daily net exposure in excess of our negotiated threshold is secured by posted collateral. In accordance with Webster policies, institutional counterparties must be fully underwritten and approved through the Company’s credit approval process. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty for the amounts up to the established threshold for collateralization. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Company’s credit exposure relating to interest rate swaps with bank customers was approximately $46.1 million at September 30, 2010. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was approximately $49.9 million at September 30, 2010. The company has adopted a zero threshold with the majority of its upstream financial institution counterparties thus the credit exposure represents collateral held at those institutions. Collateral levels for upstream financial institution counterparties are monitored on a daily basis and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transactions.

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

•

Level 2: Fair value is calculated using inputs other than quoted market prices that are directly or indirectly observable for the asset or liability. The valuation may rely on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit ratings, etc.) or inputs that are derived principally from, or corroborated by, market data correlation or by other means.

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

Cash, Due from Banks, and Interest- bearing deposits

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

The Company engages an independent pricing service to provide pricing for auction rate preferred securities. The pricing methodology employed uses the income approach and considers future cash flows of the underlying securities using a discount rate derived from observable market inputs.

On a quarterly basis, management reviews the trust preferred securities pricing generated from our internal model as well as the auction rate preferred securities pricing provided by our independent pricing service.

Loans Receivable

Loans held for sale are accounted for at the lower of cost or market (“LOCOM”). The fair value of loans held for sale are based on quoted market prices of similar or identical loans sold in conjunction with securitization transactions, adjusted as required for changes in loan characteristics. The net change in LOCOM adjustments of $50 thousand for the nine months ended September 30, 2010 is included in Mortgage Banking Activities as a component of non-interest income. There was no adjustment recorded in the three months ended September 30, 2010. The Company employs an independent third party to provide fair value estimates for loans held for investment. Such estimates are calculated using discounted cash flow analysis, using market interest rates for comparable loans. The associated cash flows are adjusted for credit and other potential losses. Fair value for impaired loans is estimated using the net present value of the expected cash flows or the fair value of the underlying collateral if repayment is collateral dependent.

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

Foreclosed Property and Repossessed Assets

Foreclosed property and repossessed assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. For the three and nine months ended September 30, 2010 and 2009, assets with a carrying value of

$14.4 million and $30.2 million and $14.8 million and $40.4 million, respectively, were transferred to foreclosed property and repossessed assets from loans. Prior to the transfer, the assets whose fair value less costs to sell was less than their carrying value, were written down to fair value through a charge to the allowance for loan losses. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. Subsequent valuation adjustments to foreclosed properties and repossessed assets totaled $2.2 million and $5.1 million and $2.2 million and $8.4 million, respectively, for the three and nine months ended September 30, 2010 and 2009 reflective of continued deterioration in fair market values. Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements are classified as Level 2. Other fair value measurements may be based on internally developed pricing methods, and those measurements are classified as Level 3. Foreclosed and repossessed assets are included in other assets in the accompanying Condensed Consolidated Balance Sheets and totaled $32.9 million and $29.0 million at September 30, 2010 and December 31, 2009, respectively.

Deposit Liabilities

The fair values disclosed for demand deposits are by definition equal to the amount payable on demand at the reporting date which is also their carrying value. The carrying amounts of variable-rate, fixed term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expensed monthly maturities on time deposits.

Short Term Borrowings

Carrying value is an estimate of fair value for securities sold under agreements to repurchase and other short term borrowings that mature within 90 days. The fair values of other short term borrowings are estimated using discounted cash flow analyses based on current market rates adjusted, as appropriate, for associated credit and option risks.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2010
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Trading securities:
Equity securities	$9,991	$9,991	$—	$—
Available for sale securities:
U.S. treasury bills	200	200	—	—
Agency Notes - GSE	130,148	—	130,148	—
Agency CMOs - GSE	924,128	—	924,128	—
Single issuer trust preferred securities	40,745	—	40,745	—
Pooled trust preferred securities	53,611	—	—	53,611
Equity securities - financial institutions	6,448	5,158	—	1,290
Mortgage-backed securities- GSE	798,532	—	798,532	—
Mortgage-backed securities- other	304,568	—	304,568	—

Total available for sale securities	2,258,380	5,358	2,198,121	54,901
Derivative instruments:
Interest rate swaps	46,341	—	46,341	—

Total financial assets held at fair value	$2,314,712	$15,349	$2,244,462	$54,901

Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$54,264	$—	$54,264	$—
Fed Fund futures contract	2,412	—	2,412	—

Auction rate preferred securities were transferred from Level 2 to Level 3 during the three months ended March 31, 2010 due to the lack of observable market data due to a decrease in market activity for these securities, and are valued at $1.3 million at September 30, 2010.

There were no significant transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2010.

	December 31, 2009
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. treasury bills	$200	$200	$—	$—
Agency Notes - GSE	130,147	—	130,147	—
Agency CMOs - GSE	318,857	—	318,857	—
Single issuer trust preferred securities	38,714	—	38,714	—
Pooled trust preferred securities	70,689	—	—	70,689
Equity securities - financial institutions	6,599	4,549	2,050	—
Mortgage-backed securities - GSE	1,409,942	—	1,409,942	—
Mortgage-backed securities - other	150,895	—	150,895	—

Total available for sale securities	2,126,043	4,749	2,050,605	70,689
Derivative instruments:
Interest rate swaps	40,684	—	40,684	—

Total financial assets held at fair value	$2,166,727	$4,749	$2,091,289	$70,689

Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$26,410	$—	$26,410	$—

The following table below presents the changes in level 3 assets and liabilities that are measured at fair value on a recurring basis, for the three months and nine months ended September 30, 2010:

(In thousands)	Three months ended September 30, 2010	Nine months ended September 30, 2010
Level 3 - available for sale securities, beginning of period	$59,794	$70,689
Transfers into Level 3	—	1,716
Change in unrealized losses included in other comprehensive income	(2,788)	(9,039)
Realized (loss) gain on sale of available for sale securities	(146)	194
Net other-than-temporary impairment charges	(970)	(5,772)
Purchases, sales, issuances and settlements, net	(989)	(2,887)

Level 3 - available for sale securities, end of period	$54,901	$54,901

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

(In thousands)	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans (a)	$124,305	$—	$—	$124,305

	$124,305	$—	$—	$124,305

(a)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral, excluding loans fully charged-off.

Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

A summary of estimated fair values of significant financial instruments consisted of the following at:

	September 30, 2010		December 31, 2009
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$174,971	$174,971	$171,184	$171,184
Interest-bearing deposits	65,255	65,255	390,310	390,310
Trading securities	9,991	9,991	—	—
Securities available for sale	2,258,380	2,258,380	2,126,043	2,126,043
Securities held to maturity	3,097,515	3,233,772	2,658,869	2,720,180
Loans held for sale	13,024	13,024	12,528	12,528
Loans, net	10,567,842	10,412,309	10,695,525	10,481,441
Mortgage servicing assets	6,791	9,834	8,089	13,452
Derivative instruments	46,341	46,341	40,684	40,684
Liabilities:
Deposits other than time deposits	$10,305,643	$10,001,393	$9,715,494	$9,208,565
Time deposits	3,268,392	3,340,449	3,916,633	3,962,282
Securities sold under agreements to repurchase and other short-term borrowings	1,048,362	1,081,268	856,846	873,504
FHLB advances and other long-term debt (a)	1,058,239	1,000,049	1,133,070	1,010,850
Derivative instruments	56,676	56,676	26,410	26,410

(a)	The carrying amount of FHLB advances and other long-term debt is net of $23.2 million in hedge accounting adjustments and discounts. The estimated fair value does not include such adjustments.

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

NOTE 14: Pension and Other Benefits

The following table provides the components of net benefit costs for the periods shown:

(In thousands) Three months ended September 30,	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$62	$63	$—	$—
Interest cost	1,908	1,880	70	64
Expected return on plan assets	(2,502)	(2,005)	—	—
Amortization of prior service cost	—	—	18	18
Amortization of the net actuarial loss	562	710	—	—

Net periodic benefit cost	$30	$648	$88	$82

(In thousands) Nine months ended September 30,	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$187	$189	$—	$—
Interest cost	5,723	5,616	209	203
Expected return on plan assets	(7,506)	(6,099)	—	—
Amortization of prior service cost	—	—	54	54
Amortization of the net actuarial loss	1,687	2,392	—	—

Net periodic benefit cost	$91	$2,098	$263	$257

The Webster Bank Pension Plan and the supplemental pension plans are frozen plans effective December 31, 2007. During the three and nine month periods presented, no additional benefits have been accrued.

Additional contributions will be made as deemed appropriate by management in conjunction with information provided by the Plan’s actuaries. There were no contributions made to the Webster Bank Pension Plan for the three and nine months ended September 30, 2010. Webster does not expect to make a contribution in 2010.

The Bank is also a sponsor of a multiple-employer plan administered by Pentegra (the “Fund”) for benefit of former employees of the former First Federal Savings Bank of America acquired by Webster. The Fund does not segregate the assets or liabilities of its participating employers in the ongoing administration of this plan. Webster made contributions to the Fund of $0.3 million during the nine months ended September 30, 2010.

NOTE 15: Business Segments

Webster’s operations are divided into four business segments that represent its core businesses—Commercial Banking, Retail Banking, Consumer Finance and Other. Other includes Health Savings Accounts (HSA) and Government and Institutional Banking. These segments reflect how executive management responsibilities are assigned by the chief executive officer for each of the core businesses, the products and services provided, or the type of customer served, and they reflect the way that financial information is currently evaluated by management. The Company’s Treasury unit is included in the Corporate and Reconciling category along with the results of discontinued operations and the amounts required to reconcile profitability metrics to GAAP reported amounts. As of January 1, 2009, executive management realigned its business segment balances transferring the equipment finance, wealth management and insurance premium finance operating units from the Other reporting segment to the Commercial Banking reporting segment to reflect the realignment of responsibilities. In addition, certain support functions were realigned within the corporate function.

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

As of January 1, 2010, Webster began attributing the provision for loan losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors, are shown as other reconciling items. For the nine months ended September 30, 2010, 98% of the provision expense is specifically attributable to business segments and reported accordingly. The 2009 segment Performance Summary has been adjusted for comparability to the 2010 Performance Summary.

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

The following table presents the operating results and total assets for Webster’s reportable segments.

Three months ended September 30, 2010

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Reconciling Amounts	Consolidated Total
Net interest income	$32,665	$55,056	$25,663	$8,556	$121,940	$12,794	$134,734
Provision for loan losses	7,323	3,215	14,143	—	24,681	319	25,000

Net interest income after provision for loan losses	25,342	51,841	11,520	8,556	97,259	12,475	109,734
Non-interest income	9,281	26,921	3,407	3,291	42,900	4,368	47,268
Non-interest expense	25,801	74,879	18,228	7,261	126,169	3,552	129,721

Income (loss) from continuing operations before income taxes	8,822	3,883	(3,301)	4,586	13,990	13,291	27,281
Income tax expense (benefit)	1,972	725	(2,544)	1,021	1,174	3,423	4,597

Income (loss) from continuing operations	6,850	3,158	(757)	3,565	12,816	9,868	22,684
Income (loss) from discontinued operations	—	—	—	—	—	—	—

Income (loss) before noncontrolling interests	6,850	3,158	(757)	3,565	12,816	9,868	22,684
Less: Net loss attributable to noncontrolling interests	—	—	(3)	—	(3)	—	(3)

Net income (loss)	$6,850	$3,158	$(754)	$3,565	$12,819	$9,868	$22,687

Total assets at period end	$4,167,958	$1,517,681	$6,050,903	$20,807	$11,757,349	$6,042,909	$17,800,258

Three months ended September 30, 2009
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Reconciling Amounts	Consolidated Total
Net interest income	$31,302	$37,250	$24,902	$6,029	$99,483	$27,189	$126,672
Provision for loan losses	38,009	4,831	39,725	—	82,565	2,435	85,000

Net (loss) interest income after provision for loan losses	(6,707)	32,419	(14,823)	6,029	16,918	24,754	41,672
Non-interest income	8,377	30,755	2,944	2,898	44,974	(816)	44,158
Non-interest expense	26,423	71,459	15,684	6,611	120,177	6,909	127,086

(Loss) income from continuing operations before income taxes	(24,753)	(8,285)	(27,563)	2,316	(58,285)	17,029	(41,256)
Income tax (benefit) expense	(13,004)	(4,553)	(14,450)	1,039	(30,968)	8,954	(22,014)

(Loss) income from continuing operations	(11,749)	(3,732)	(13,113)	1,277	(27,317)	8,075	(19,242)
Income (loss) from discontinued operations	—	—	—	—	—	—	—

(Loss) income before noncontrolling interests	(11,749)	(3,732)	(13,113)	1,277	(27,317)	8,075	(19,242)
Less: Net income attributable to noncontrolling interests	—	—	8	—	8	—	8

Net (loss) income	$(11,749)	$(3,732)	$(13,121)	$1,277	$(27,325)	$8,075	$(19,250)

Total assets at period end	$4,585,362	$1,571,585	$6,053,742	$22,717	$12,233,406	$5,574,880	$17,808,286

Nine months ended September 30, 2010

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Reconciling Amounts	Consolidated Total
Net interest income	$94,833	$155,151	$77,072	$24,589	$351,645	$46,815	$398,460
Provision for loan losses	26,981	8,246	62,745	—	97,972	2,028	100,000

Net interest income after provision for loan losses	67,852	146,905	14,327	24,589	253,673	44,787	298,460
Non-interest income	27,831	83,228	7,669	9,705	128,433	31,371	159,804
Non-interest expense	73,575	222,413	55,659	22,861	374,508	36,504	411,012

Income (loss) from continuing operations before income taxes	22,108	7,720	(33,663)	11,433	7,598	39,654	47,252
Income tax expense (benefit)	2,574	899	(3,920)	1,332	885	4,617	5,502

Income (loss) from continuing operations	19,534	6,821	(29,743)	10,101	6,713	35,037	41,750
Income (loss) from discontinued operations	—	—	—	—	—	—	—

Income (loss) before noncontrolling interests	19,534	6,821	(29,743)	10,101	6,713	35,037	41,750
Less: Net income attributable to noncontrolling interests	—	—	4	—	4	—	4

Net income (loss)	$19,534	$6,821	$(29,747)	$10,101	$6,709	$35,037	$41,746

Total assets at period end	$4,167,958	$1,517,681	$6,050,903	$20,807	$11,757,349	$6,042,909	$17,800,258

Nine months ended September 30, 2009
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Reconciling Amounts	Consolidated Total
Net interest income	$90,950	$118,040	$77,826	$12,975	$299,791	$64,366	$364,157
Provision for loan losses	102,992	17,691	111,680	—	232,363	3,637	236,000

Net interest (loss) income after provision for loan losses	(12,042)	100,349	(33,854)	12,975	67,428	60,729	128,157
Non-interest income	25,755	88,459	10,498	8,892	133,604	47	133,651
Non-interest expense	77,401	214,359	46,871	19,678	358,309	16,870	375,179

(Loss) income from continuing operations before income taxes	(63,688)	(25,551)	(70,227)	2,189	(157,277)	43,906	(113,371)
Income tax (benefit) expense	(28,730)	(11,526)	(31,681)	987	(70,950)	19,807	(51,143)

(Loss) income from continuing operations	(34,958)	(14,025)	(38,546)	1,202	(86,327)	24,099	(62,228)
Income from discontinued operations	—	—	—	—	—	313	313

(Loss) income before noncontrolling interests	(34,958)	(14,025)	(38,546)	1,202	(86,327)	24,412	(61,915)
Less: Net income attributable to noncontrolling interests	—	—	21	—	21	—	21

Net (loss) income	$(34,958)	$(14,025)	$(38,567)	$1,202	$(86,348)	$24,412	$(61,936)

Total assets at period end	$4,585,362	$1,571,585	$6,053,742	$22,717	$12,233,406	$5,574,880	$17,808,286

NOTE 16: Income Taxes

Income Tax Expense

During the three and nine months ended September 30, 2010, Webster recognized income tax expense of $4.6 million and $5.5 million, respectively, applicable to the income from continuing operations before income tax expense (“pre-tax income”) in those periods of $27.3 million and $47.3 million, respectively. Those income tax expense amounts, and the effective tax rates for those periods of 16.9% and 11.6%, respectively, reflect: (i) the application of an estimated annual effective tax rate of 20% for 2010 to the pre-tax income for the nine months ended September 30, 2010; (ii) the exclusion of the $19.7 million litigation reserve recognized in the three months ended June 30, 2010 from the pre-tax income to which the 20% effective tax rate was applied; and (iii) the recognition of the tax benefits of $1.9 million and $1.5 million, respectively, (or $1.2 million and $1.0 million, net), in the three and nine months ended September 30, 2010, upon the resolution of uncertain tax positions in specific tax jurisdictions in the three months ended September 30, 2010.

The $19.7 million litigation reserve was treated as a significant, unusual item under the provisions of FASB ASC Topic 740, “Income Taxes,” and Subtopic 740-270, and a $6.9 million tax benefit was recognized in the three months ended June 30, 2010, resulting in a significant variation in the customary relationship between income tax expense and pre-tax income in the nine months ended September 30, 2010.

Valuation Allowance – Deferred Tax Asset

Webster’s valuation allowance recognized for deferred tax assets decreased by $10.6 million, from $91.9 million at December 31, 2009 to $81.3 million at September 30, 2010. The $10.6 million decrease includes $6.4 million applicable to capital losses, offset by 17.3 million of both realized and unrealized capital gains during the nine months ended September 30, 2010, principally $16.2 million applicable to the Company’s investment in Higher One Holdings, Inc. The remaining $4.2 million portion of the $10.6 million decrease in deferred tax assets is due to net state deferred tax assets.

The $6.4 million valuation allowance decrease related to the reduction in deferred capital losses is a component of the Company’s estimated annual effective tax rate for 2010. At September 30, 2010, $8.0 million of Webster’s $81.3 million valuation allowance is attributable to capital losses, and the remaining $73.3 million is attributable to net state deferred tax assets.

Refundable Income Taxes – Deferred Tax Asset, net

Refundable income taxes approximating $57.7 million and $86.2 million at September 30, 2010 and December 31, 2009, respectively, are reported as a component of the accrued interest receivable and other assets line item in the Condensed Consolidated Balance Sheets. The $28.5 million net decrease from December 31, 2009 reflects $41.6 million of refunds received during the nine months ended September 30, 2010, offset by the recognition of additional net operating loss carrybacks of $13.1 million during the same period, primarily attributable to losses on debt securities. The $13.1 million decrease is a component of the $8.6 million net decrease in the deferred tax asset, net, from $121.7 million at December 31, 2009, to $113.1 million at September 30, 2010.

Unrecognized Tax Benefits

At September 30, 2010, Webster’s total amount of unrecognized tax benefits (“UTBs”) for uncertain tax positions, determined under the provisions of ASC Topic 740 “Income Taxes,” was $4.6 million. If recognized, $2.7 million of that amount would impact the effective tax rate. During the nine months ended September 30, 2010, Webster’s UTBs decreased by $2.0 million, from $6.6 million at December 31, 2009, to $4.6 million at September 30, 2010. That $2.0 million net decrease in UTBs includes a $2.6 million reduction as a result of settlements with taxing authorities of tax positions taken during prior years.

Additionally, Webster had accrued interest and penalties related to UTBs of $2.4 million at September 30, 2010. Webster has determined it is reasonably possible that its UTBs could decrease within the next 12 months by an amount in a range of $0.5 million to $2.7 million as a result of settlements with state taxing authorities and/or lapses in statute-of-limitations periods.

For more information on Webster’s income taxes, see Note 9 of the Notes to Consolidated Financial Statements for the year ended December 31, 2009, included in the Company’s 2009 Form 10-K.

NOTE 17: Commitments and Contingencies

Credit-related Financial Instruments. The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the condensed consolidated balance sheets. The Company’s exposure to credit loss is represented by the contractual amount of these commitments as it does for on-balance sheet instruments.

The following table summarizes the following outstanding financial instruments whose contract amounts represent credit risk for the following periods ending:

(In thousands)	September 30, 2010	December 31, 2009
Commitments to extend credit	$378,629	$191,501
Unfunded commitments under existing lines and loans	3,204,174	3,738,083
Stand by letters of credit	165,963	159,436
Commercial letters of credit	10,076	11,719

Total financial instruments with off-balance sheet risk	$3,758,842	$4,100,739

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

The following table provides detail of activity in the Company’s reserve for unfunded credit commitments for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Beginning balance	$9,114	$10,038	$10,105	$10,500
Provision	—	67	—	367
Benefit	(325)	—	(1,316)	(762)

Ending balance	$8,789	$10,105	$8,789	$10,105

(a)	The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.

Reserve for Loan Repurchases. We primarily conduct our loan sale activity with Federal National Mortgage Association (FNMA or Fannie Mae) and retain servicing. Additionally, the Company sells government sponsored enterprise (GSE) eligible loans to other financial institutions, with servicing released. In connection with the sale of mortgage loans, the Company enters into agreements containing representations and warranties about, among other things, certain characteristics of the mortgage loans sold and the Company’s origination process. The Company may be required to repurchase mortgage loans in the event of certain breaches of these representations and warranties or in the event of default of the borrower within 90 days of origination. The reserve for loan repurchases provides for probable losses associated with the repurchase of loans sold in connection with the Company’s mortgage banking operations. The reserve is established through a provision charged to expense at the time mortgage loans are sold to third party investors and through additional provision if/when management estimates indicate that adjustments are necessary. The reserve reflects management’s continual evaluation of loss experience and the quality of loan originations. It also reflects management’s expectation of probable losses from repurchase requests for which management has not yet been notified. Factors considered in the evaluation process for establishing the reserves include identity of counterparty, amount of open repurchase requests, current level of loan losses and estimated recoveries on the underlying collateral. While management utilizes its best judgment and information available, the adequacy of this reserve is dependent upon factors outside of the Company’s control, including the performance of loans sold and the quality of servicing provided by the acquirer.

The following table provides detail of activity in the Company’s reserve for loan repurchases for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Beginning balance	$5,564	$400	$1,595	$154
Provision	514	295	4,568	541
Loss on loans repurchased	(3,375)	—	(3,460)	—

Ending balance	$2,703	$695	$2,703	$695

The provision recorded at the time of loan sale is netted from mortgage banking activities, included as a component of non-interest income. Incremental provision, post loan sale, is recorded in other non-interest expense.

Lease Commitments. At September 30, 2010, Webster was obligated under various non-cancellable operating leases for properties used as banking offices and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense based primarily upon increases in real estate taxes over a base year. Rental expense under leases was $5.1 million and $15.4 million and $6.2 million and $16.5 million for the three and nine months ended September 30, 2010 and 2009, respectively, and is recorded as a component of occupancy expense in the accompanying Condensed Consolidated Statements of Operations. Webster is also entitled to rental income under various non-cancelable operating leases for properties owned. Rental income was $0.3 million and $1.0 million and $ 0.5 million and $1.6 million for the three and nine months ended September 30, 2010 and 2009, respectively, and is recorded as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Operations. There has been no significant change in future minimum lease payments payable since December 31, 2009. See the 2009 Form 10-K for information regarding these commitments.

Litigation Reserves. Webster is involved in routine legal proceedings and regulatory matters occurring in the ordinary course of business. In accordance with ASC 450, Webster maintains reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. Once established, reserves are adjusted each quarter in light of additional information. For more information regarding Webster's material legal proceedings, see Part II, Item 1, “Legal Proceedings” of this Form 10-Q.

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

NOTE 18: Subsequent Events

On October 13, 2010, Webster repurchased $100 million of preferred stock that was issued to the U.S. Department of the Treasury under its Capital Purchase Program. Webster’s redemption of the preferred stock was not subject to any additional conditions or stipulations from the Treasury Department, including the issuance of additional capital. As a result of the repurchase, Webster will accelerate $1.4 million of the unamortized discount on the redeemed shares in the fourth quarter of 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2009, included in the 2009 Form 10-K, and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 to this report. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for the full year ending December 31, 2010 or any future period.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

•	Volatility and disruption in national and international financial markets.

•	Government intervention in the U.S. financial system.

•	Changes in the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	Adverse conditions in the securities markets that lead to impairment in the value of securities in the Company’s investment portfolio.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by customers.

•	Changes in consumer spending, borrowings and savings habits.

•	Technological changes.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among banks, financial holding companies and other financial service providers.

•

The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Acts

•

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

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

RESULTS OF OPERATIONS

Summary of Performance

Webster’s consolidated net income after tax was $22.7 million for the three months ended September 30, 2010, compared to a net loss of $19.3 million for the three months ended September 30, 2009. The net income available to common shareholders was $17.8 million, or $0.22 per diluted common share, for the three months ended September 30, 2010, compared to a net loss of $26.1 million, or $(0.39) per diluted common share, for the three months ended September 30, 2009. The year-over-year increase in consolidated net income is primarily attributable to a reduction in the provision for loan losses. The provision for loan losses for the three months ended September 30, 2010 were $25.0 million, a reduction of $60.0 million compared to $85.0 million at September 30, 2009. Net interest income increased $8.1 million for the three months ended September 30, 2010 from the comparable period in the prior year, primarily due to an 18 basis point increase in the net interest margin. Non-interest income increased by $3.1 million and non-interest expenses increased by $2.6 million for the three months ended September 30, 2010 from the comparable period in the prior year. Non-interest income and expense were impacted by the $1.2 million unrealized gain for the mark to market on the Company’s trading securities, and the $2.8 million previously announced settlement of a class action lawsuit related to the assessment and collection of overdue fees on customer checking accounts recorded in the three months ended September 30, 2010.

Webster’s consolidated net income after tax was $41.8 million for the nine months ended September 30, 2010, compared to a net loss of $61.9 million for the nine months ended September 30, 2009. The net income available to common shareholders was $24.4 million, or $0.30 per diluted common share, for the nine months ended September 30, 2010, compared to a net loss of $30.9 million, or $(1.35) per diluted common share, for the nine months ended September 30, 2009. The year-over-year increase in consolidated net income is primarily attributable to a reduction in the provision for loan losses. The provision for loan loss for the nine months ended September 30, 2010 was $100.0 million, a reduction of $136.0 million compared to $236.0 million at September 30, 2009. Net interest income increased $34.3 million for the nine months ended September 30, 2010 from the comparable period in the prior year primarily due to a 23 basis point increase in the net interest margin. Non-interest income increased by $26.2 million and non-interest expenses increased by $35.8 million for the nine months ended September 30, 2010 from the comparable period in the prior year. Non-interest income and expense were impacted by the $6.4 million gain on sale of shares in the Company’s investment in Higher One Holdings, Inc., the $9.8 million unrealized gain for the mark to market on trading securities, the $19.7 million litigation reserve related to the Broadwin litigation and the $2.8 million previously announced settlement of a class action lawsuit related to the assessment and collection of overdue fees on customer checking accounts.

Selected financial highlights are presented in the table below.

	At or for the Three months ended September 30,		At or for the Nine months ended September 30,
(In thousands, except per share data)	2010	2009	2010	2009
Earnings
Net interest income	$134,734	$126,672	$398,460	$364,157
Total non-interest income	47,268	44,158	159,804	133,651
Total non-interest expense	129,721	127,086	411,012	375,179
Income (loss) from continuing operations, net of tax	22,684	(19,242)	41,750	(62,228)
Income from discontinuing operations, net of tax	—	—	—	313
Net (loss) income attributable to noncontrolling interests	(3)	8	4	21
Net income (loss) attributable to Webster Financial Corporation	22,687	(19,250)	41,746	(61,936)
Net income (loss) available to common shareholders	17,779	(26,100)	24,441	(30,854)

Common Share Data
Income (loss) per common share from continuing operations - basic	$0.23	$(0.39)	$0.31	$(0.55)
Income (loss) per common share available to common shareholders - basic	0.23	(0.39)	0.31	(0.54)
Income (loss) from continuing operations per common share - diluted	0.22	(0.39)	0.30	(1.36)
Net income (loss) per common share - diluted	0.22	(0.39)	0.30	(1.35)
Dividends declared per common share	0.01	0.01	0.03	0.03
Book value per common share	20.02	21.11	20.02	21.11
Tangible book value per common share	13.09	13.05	13.09	13.05
Dividends declared per Series A preferred share	21.25	21.25	63.75	63.75
Dividends declared per Series B preferred share	12.50	12.50	37.50	37.50
Dividends declared per affiliate preferred share	0.22	0.22	0.65	0.65
Diluted shares (weighted average)	82,128	66,281	82,028	61,100

Selected Ratios
Return on average assets	0.51%	(0.44)%	0.31%	(0.47)%
Return on average shareholders’ equity	4.80	(4.14)	2.95	(4.47)
Net interest margin	3.36	3.18	3.30	3.07
Efficiency ratio (a)	65.79	65.11	66.04	66.29
Tangible capital ratio	7.79	7.70	7.79	7.70
Tier one common equity to risk weighted assets (b)	8.16	6.31	8.16	6.31

(a)	Calculated using SNL’s methodology non-interest expense (excluding foreclosed property expenses, intangible amortization, goodwill impairments and other charges) as a percentage of net interest income (FTE basis) plus non-interest income (excluding gain/loss on securities and other charges).

(b)	The ratios presented are projected for the 2010 reporting periods and actual for the 2009 reporting periods.

The following summarizes the major categories of assets and liabilities together with their respective interest income or expense and the average rates earned or paid by Webster:

	Three months ended September 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$10,886,020	$123,042	4.48%	$11,465,068	$131,266	4.54%
Investment securities (b)	5,304,990	56,240	4.27	4,303,155	55,777	5.14
Federal Home Loan and Federal Reserve Bank stock	143,874	761	2.10	138,070	674	1.94
Interest bearing deposits	113,833	70	0.24	272,222	187	0.27
Loans held for sale	6,936	79	4.58	68,663	716	4.17

Total interest-earning assets	16,455,653	180,192	4.36%	16,247,178	188,620	4.60%
Noninterest-earning assets	1,362,141			1,344,626

Total assets	$17,817,794			$17,591,804

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$1,810,270	$—	—%	$1,598,433	$—	—%
Savings, NOW & money market deposits	8,441,033	11,401	0.54	7,444,729	15,602	0.83
Certificates of deposit	3,374,112	15,008	1.76	4,384,509	26,375	2.39

Total interest-bearing deposits	13,625,415	26,409	0.77	13,427,671	41,977	1.24
Securities sold under agreements to repurchase and other short-term borrowings	894,475	4,048	1.77	895,771	4,472	1.95
Federal Home Loan Bank advances	603,639	4,682	3.04	662,367	6,514	3.85
Long-term debt	585,825	6,430	4.39	589,384	5,322	3.61

Total borrowings	2,083,939	15,160	2.87	2,147,522	16,308	2.99

Total interest-bearing liabilities	15,709,354	41,569	1.05%	15,575,193	58,285	1.48%
Noninterest-bearing liabilities	207,419			146,798

Total liabilities	15,916,773			15,721,991
Noncontrolling interests	9,645			9,636
Equity	1,891,376			1,860,177

Total liabilities and equity	$17,817,794			$17,591,804

Fully tax-equivalent net interest income		138,623			130,335
Less: tax equivalent adjustments		(3,889)			(3,663)

Net interest income		$134,734			$126,672

Interest-rate spread			3.31%			3.12%
Net interest margin (b)			3.36%			3.18%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, net unrealized gains (losses) on available for sale securities of $33.0 million and $(40.6) million as of September 30, 2010 and 2009, respectively, are excluded from the average balance for rate calculations.

	Nine months ended September 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$10,913,211	$368,839	4.49%	$11,870,636	$409,566	4.58%
Investment securities (b)	5,249,708	171,202	4.36	3,975,016	161,352	5.31
Federal Home Loan and Federal Reserve Bank stock	142,566	2,223	2.08	136,940	1,970	1.92
Interest bearing deposits	182,718	352	0.25	102,421	261	0.34
Loans held for sale	15,639	537	4.58	55,798	1,713	4.09

Total interest-earning assets	16,503,842	543,153	4.38%	16,140,811	574,862	4.71%
Noninterest-earning assets	1,380,951			1,417,635

Total assets	$17,884,793			$17,558,446

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$1,722,940	$—	—%	$1,557,900	$—	—%
Savings, NOW & money market deposits	8,488,236	38,482	0.61	6,716,808	46,542	0.93
Certificates of deposit	3,593,845	50,360	1.87	4,665,633	98,325	2.82

Total interest-bearing deposits	13,805,021	88,842	0.86	12,940,341	144,867	1.50

Securities sold under agreements to repurchase and other short-term borrowings	836,148	12,172	1.92	1,204,744	14,826	1.62
Federal Home Loan Bank advances	585,830	13,847	3.12	732,351	20,028	3.61
Long-term debt	587,431	18,836	4.28	641,152	20,002	4.16

Total borrowings	2,009,409	44,855	2.96	2,578,247	54,856	2.82

Total interest-bearing liabilities	15,814,430	133,697	1.13%	15,518,588	199,723	1.72%
Noninterest-bearing liabilities	174,079			172,467

Total liabilities	15,988,509			15,691,055
Noncontrolling interests	9,641			9,629
Equity	1,886,643			1,857,762

Total liabilities and equity	$17,884,793			$17,558,446

Fully tax-equivalent net interest income		409,456			375,139
Less: tax equivalent adjustments		(10,996)			(10,982)

Net interest income		$398,460			$364,157

Interest-rate spread			3.25%			2.99%
Net interest margin (b)			3.30%			3.07%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, net unrealized gains (losses) on available for sale securities of $17.5 million and ($80.1) million as of September 30, 2010 and 2009, respectively, are excluded from the average balance for rate calculations.

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

	Three months ended September 30, 2010 vs. 2009 Increase (decrease) due to			Nine months ended September 30, 2010 vs. 2009 Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$(1,706)	$(6,518)	$(8,224)	$(7,979)	$(32,748)	$(40,727)
Loans held for sale	64	(701)	(637)	184	(1,360)	(1,176)
Investment securities	(11,708)	11,915	207	(33,112)	43,292	10,180

Total interest income	(13,350)	4,696	(8,654)	(40,907)	9,184	(31,723)

Interest on interest-bearing liabilities:
Deposits	(16,166)	598	(15,568)	(65,260)	9,235	(56,025)
Borrowings	(661)	(487)	(1,148)	2,583	(12,584)	(10,001)

Total interest expense	(16,827)	111	(16,716)	(62,677)	(3,349)	(66,026)

Net change in net interest income	$3,477	$4,585	$8,062	$21,770	$12,533	$34,303

Net Interest Income

Net interest income totaled $134.7 million and $398.5 million for the three and nine months ended September 30, 2010, respectively, compared to $126.7 million and $364.2 million for the three and nine months ended September 30, 2009, respectively, an increase of $8.0 and $34.3 million. For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, average interest-earning assets grew by 2.2% to $16.5 billion from $16.1 billion, while average interest-bearing liabilities grew by 1.9% to $15.8 billion from $15.5 billion. As a result of the greater decline in the cost of interest bearing liabilities than the decline in yield on interest-earning assets to interest-bearing liabilities, the net interest margin grew by 18 basis points to 3.36% for the three months ended September 30, 2010 from 3.18% for the three months ended September 30, 2009. For the three months ended September 30, 2010, the yield on interest-earning assets declined by 24 basis points while the cost of interest-bearing liabilities declined 43 basis points.

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

Interest Income

Interest income decreased $8.7 million, or 4.7%, to $176.3 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The decrease in the average yield of 24 basis points was due to a declining rate environment and partially offset by an increase in average interest earning assets of $208.5 million. The average loan portfolio, excluding loans held for sale, decreased by $0.6 billion for the three months ended September 30, 2010, or 5.1%, compared to 2009. Average investment securities increased by $1.0 billion for the three months ended September 30, 2010, or 23.3%, compared to the three months ended September 30, 2009.

The 24 basis point decrease in the average yield earned on interest-earning assets for the three months ended September 30, 2010 to 4.36% compared to 4.60% for the three months ended September 30, 2009 is a result of repayment of higher yielding loans and securities and purchase of lower yielding securities. The loan portfolio yield decreased 6 basis points to 4.48% for the three months ended September 30, 2010 and comprised 66.2% of average interest-earning assets at September 30, 2010 compared to the loan portfolio yield of 4.54% and the average interest-earning assets yield of 4.6% for the three months ended September 30, 2009. Additionally, the yield on investment securities was 4.27% at September 30, 2010, a 87 basis point decrease compared to the three months ended September 30, 2009.

Interest income decreased $31.7 million, or 5.6%, to $532.2 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The decrease in the average yield of 33 basis points was due to a declining rate environment and partially offset by an increase in average interest earning assets of $363.0 million. The average loan portfolio, excluding loans held for sale, decreased by $1.0 billion for the nine months ended September 30, 2010, or 8.1%, compared to 2009. Average investment securities increased by $1.3 billion for the nine months ended September 30, 2010, or 32.1%, compared to the nine months ended September 30, 2009.

The 33 basis point decrease in the average yield earned on interest-earning assets for the nine months ended September 30, 2010 to 4.38% compared to 4.71% for the nine months ended September 30, 2009 is a result of repayment of higher yielding loans and securities and purchase of lower yielding securities. The loan portfolio yield decreased 9 basis points to 4.49% for the nine months ended September 30, 2010 and comprised 66.1% of average interest-earning assets at September 30, 2010 compared to the loan portfolio yield of 4.58% and the average interest-earning assets yield of 4.71% for the nine months ended September 30, 2009. Additionally, the yield on investment securities was 4.36%, a 95 basis point decrease compared to the nine months ended September 30, 2009.

Interest Expense

Interest expense for the three months ended September 30, 2010 decreased $16.7 million, or 28.7%, compared to the three months ended September 30, 2009. The cost of interest-bearing liabilities was 1.05% for the three months ended September 30, 2010; a decrease of 43 basis points compared to 1.48% for the three months ended September 30, 2009. The decrease was primarily due to declines in the cost of deposits to 0.77% from 1.24% for the three months ended September 30, 2009, and an increase in average deposits of $0.2 billion for the three months ended September 30, 2009, offset somewhat by an 12 basis point decrease in the cost of borrowings to 2.87% from 2.99% for the three months ended September 30, 2009 as a result of declining rates and a change in deposit mix, including an increase in non-interest bearing deposits.

Interest expense for the nine months ended September 30, 2010 decreased $66.0 million, or 33.1%, compared to the nine months ended September 30, 2009. The cost of interest-bearing liabilities was 1.13% for the nine months ended September 30, 2010; a decrease of 59 basis points compared to 1.72% for the nine months ended September 30, 2009. The decrease was primarily due to declines in the cost of deposits to 0.86% from 1.5% for the nine months ended September 30, 2009, and an increase in average deposits of $0.9 billion for the nine months ended September 30, 2009, offset somewhat by a 14 basis point increase in the cost of borrowings to 2.96% from 2.82% for the nine months ended September 30, 2009 as a result of runoff of lower cost borrowings.

Provision for Loan Losses

The provision for loan losses was $25.0 million and $100.0 million for the three and nine months ended September 30, 2010, respectively, a decrease of $60.0 million and $136.0 million compared to $85.0 million and $236.0 million for the three and nine months ended September 30, 2009. The decrease in the provision is primarily due to management’s perspective regarding the level of inherent losses in Webster’s existing book of business and management’s belief that the overall reserve levels are adequate. For the three and nine months ended September 30, 2010, total net charge-offs were $28.7 million and $100.8 million compared to $64.6 million and $144.6 million for the three and nine months ended September 30, 2009, respectively.

Management performs a quarterly review of the loan portfolio to determine the adequacy of the allowance for loan and credit losses. Several factors influence the amount of the provision, including loan growth, portfolio composition, credit performance changes in the levels of non-performing loans, net charge-offs and the general economic environment. At September 30, 2010, the allowance for loan losses totaled $340.3 million or 3.12% of total loans compared to $341.2 million or 3.09% at December 31, 2009. See the “Allowance for Loan Losses Methodology” section later in Management’s Discussion and Analysis for further details.

Non-Interest Income

The following summarizes the major categories of non-interest income for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
(In thousands)	2010	2009	Percent	2010	2009	Percent
Non-Interest Income:
Deposit service fees	$26,822	$30,844	(13.0)%	$83,951	$88,787	(5.4)%
Loan related fees	6,119	5,557	10.1	19,349	18,389	5.2
Wealth and investment services	6,220	6,160	1.0	18,273	17,991	1.6
Mortgage banking activities	1,658	1,406	17.9	1,947	5,445	(64.2)
Increase in cash surrender value of life insurance policies	2,677	2,692	(0.6)	7,867	7,949	(1.0)
Net unrealized gain on securities classified as trading	1,205	—	100.0	9,789	—	100.0
Gain on the exchange of trust preferreds for common stock	—	—	—	—	24,336	(100.0)
Gain on early extinguishment of subordinated notes	—	—	—	—	5,993	(100.0)
Net gain (loss) on sale of investment securities	1,027	(4,728)	(121.7)	9,709	(13,863)	(170.0)
Total other-than-temporary impairment losses on securities	(5,314)	(1,545)	243.9	(14,445)	(35,179)	(58.9)
Portion of the loss recognized in other comprehensive income	4,344	255	1,603.5	8,607	6,779	27.0

Net impairment losses recognized in earnings	(970)	(1,290)	(24.8)	(5,838)	(28,400)	(79.4)
Other income	2,510	3,517	(28.6)	14,757	7,024	110.1

Total non-interest income	$47,268	$44,158	7.0%	$159,804	$133,651	19.6%

Total non-interest income was $47.3 million and $159.8 million for the three and nine months ended September 30, 2010, an increase of $3.1 million and $26.2 million from the comparable periods in 2009. The $3.1 million increase for the three months ended September 30, 2010 from the comparable period in 2009 is primarily attributable to a gain of $1.0 million on the sale of investment securities and the recognition of $1.2 million unrealized gain on securities classified as trading related to the Company’s investment in Higher One Holdings, Inc. in the three months ended September 30, 2010. The $26.2 million increase for the nine months ended September 30, 2010 from the comparable period in 2009 is primarily attributable to a decrease of $26.2 million or 79.4% in the net impairment losses recognized in earnings and the recognition of $9.8 million unrealized gain on securities classified as trading in the nine months ended September 30, 2010.

Deposit Service Fees. Deposit service fees totaled $26.8 million and $84.0 million for the three and nine months ended September 30, 2010, respectively, down $4.0 million and $4.8 million from the comparable periods in 2009, primarily due to a decline in customer overdraft activity associated with the implementation of Regulation E. during the three months ended September 30, 2010 and a reduced level of inactive account charges.

Loan Related Fees. Loan related fees were $6.1 million and $19.3 million for the three and nine months ended September 30, 2010, respectively, an increase of $0.6 million and $1.0 million from the comparable periods in 2009, due to decrease in volume of consumer finance loan origination fees offset by an increase in price of commercial loan fees for modifications and renewals.

Wealth and Investment Services. Wealth and investment services income totaled $6.2 million and $18.3 million for the three and nine months ended September 30, 2010, respectively, an increase of $0.06 million and $0.3 million from the comparable periods in 2009. The $0.06 million increase for the three months ended September 30, 2010 from the comparable period in 2009 is due to an increase in new business originated by Webster Financial Advisors coupled with improved market conditions. The $0.3 million increase for the nine months ended September 30, 2010 from the comparable period in 2009 is due to an increase in new business originated by Webster Investment Services coupled with an increase in market conditions.

Mortgage Banking Activities. Mortgage banking activities were $1.7 million and $1.9 million for the three and nine months ended September 30, 2010, respectively. The $0.3 million increase from the three months ended September 30, 2010 from the comparable period in 2009 is primarily due to the market adjustment on loans held for sale. The $3.5 million decrease from the nine months ended September 30, 2010 from the comparable period in 2009 is due primarily to decline in the volume of settlement of loans to third parties.

Net Unrealized Gain on Securities Classified as Trading. Net unrealized gain on securities classified as trading of $1.2 million and $9.8 million for the three and nine months ended September 30, 2010 represents the positive fair value adjustment on common stock, which is classified as trading securities in the investment portfolio.

Sale of Investments. Net gains from the sale of investment securities were approximately $1.0 million and $9.7 million for the three and nine months ended September 30, 2010, respectively, and losses of $4.7 million and $13.9 million from the comparable periods in 2009 primarily related to the sales of available for sale fixed and variable agency MBS.

Net Impairment Losses on Securities Recognized in Earnings. Net impairment losses on securities recognized in earnings were approximately $1.0 million and $5.8 million for the three and nine months ended September 30, 2010, respectively, a reduction in losses of $0.3 million and $22.6 million from the comparable periods in 2009. This decrease is primarily the result of improvement in credit spreads in 2010 compared to 2009, and the recent overall drop in yields during the three months ended September 30, 2010.

Other. Other non-interest income was $2.5 million and $14.8 million for the three and nine months ended September 30, 2010, respectively, compared to $3.5 million and $7.0 million a year ago. The increase for the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009, is primarily due to a realized gain of $6.4 million on the sale of the Company’s direct investment in the Higher One Holdings, Inc., as part of that company’s recent initial public offering.

Non-Interest Expense

The following summarizes the major categories of non-interest expense for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
(In thousands)	2010	2009	Percent	2010	2009	Percent
Non-Interest Expense:
Compensation and benefits	$60,231	$59,772	0.8%	$181,894	$175,430	3.7%
Occupancy	13,777	13,572	1.5	41,763	41,461	0.7
Technology and equipment expense	15,886	15,199	4.5	46,811	45,627	2.6
Intangible assets amortization	1,397	1,421	(1.7)	4,191	4,334	(3.3)
Marketing	4,634	3,802	21.9	14,651	10,104	45.0
Professional and outside services	4,038	3,628	11.3	10,206	10,806	(5.6)
Deposit insurance	5,882	5,942	(1.0)	19,128	24,491	(21.9)
Litigation reserve and settlement	2,800	—	100.0	22,476	—	100.0
Other expenses	21,076	23,750	(11.3)	69,892	62,926	11.1

Total non-interest expenses	$129,721	$127,086	2.1%	$411,012	$375,179	9.6%

Total non-interest expenses were $129.7 million and $411.0 million for the three and nine months ended September 30, 2010, an increase of $2.6 million and $35.8 million for the comparable periods in 2009. The $2.6 million increase for the three months ended September 30, 2010 from the comparable period in 2009 included a $2.8 million settlement of a class action lawsuit related to the assessment and collection of overdraft fees on customer checking accounts. The $35.8 million increase for the nine months ended September 30, 2010 from the comparable period in 2009 included a $19.7 million accrual related to a previously announced litigation reserve and increases in compensation expense from the comparable period in 2009.

Compensation and benefits. Compensation and benefits were $60.2 million and $59.8 million for the three months ended September 30, 2010 and 2009, an increase of $0.4 million primarily attributable to extended hours for the retail banking segment. Compensation and benefits was $181.9 million for the nine months ended September 30, 2010, an increase of $6.5 million from the comparable period in 2009, primarily due to increases in base compensation.

Marketing. Marketing expense was $4.6 million and $14.7 million for the three and nine months ended September 30, 2010, respectively, an increase of $0.8 million and $4.5 million from the comparable periods in 2009. The increase in marketing expense is reflective of an increase in marketing campaigns and brand advertising, including advertising associated with the Company’s 75th anniversary, as compared to the three and nine months ended September 30, 2009.

Deposit Insurance. The FDIC deposit insurance assessment for the three and nine months ended September 30, 2010 was $5.9 million and $19.1 million as compared to $5.9 million and $24.5 million for the three and nine months ended September 30, 2009, respectively. This increase for the nine months ended September 30, 2010 from the comparable period in 2009 is due to an increase in FDIC insured deposits coupled with an increase in fees for the Transaction Account Guarantee Program (“TAGP”) that was experienced in the first six months of 2010. The Company opted to end its participation in the program as of June 30, 2010.

Litigation Reserve and Settlement. The Company recorded a $19.7 million accrual related to a previously announced litigation reserve in the nine months ended September 30, 2010 and a $2.8 million settlement of a class action lawsuit related to the assessment and collection of overdraft fees on customer checking accounts in the three months ended September 30, 2010.

Other Expense. Other expenses were $21.1 million and $23.8 million for the three months ended September 30, 2010 and 2009, a decrease of $2.7 million primarily attributable to the establishment of a $3.0 million reserve for fraud recorded in the three months ended September 30, 2009. Other expenses were $69.9 million and $62.9 million for the nine months ended September 30, 2010 and 2009, an increase of $7.0 million primarily due to an incremental provision of $4.0 million to the reserve for loan repurchases and an increase of $3.4 million in loan workout expenses from the comparable period in 2009.

Income Taxes

During the three and nine months ended September 30, 2010, Webster recognized income tax expense of $4.6 million and $5.5 million, respectively, applicable to the $27.3 million and $47.3 million of pre-tax income from continuing operations in the respective periods. In the comparable 2009 periods, the income tax benefits applicable to continuing operations for the three and nine months ended September

30, 2009, were $22.0 million and $51.1 million, respectively. An analytical comparison of 2010 and 2009 effective tax rates is not meaningful for these purposes, due primarily to the existence of pre-tax losses in 2009.

The $4.6 million and $5.5 million of tax expense for the three and nine months ended September 30, 2010, respectively, and the effective tax rates for those periods of 16.9% and 11.6%, respectively, reflect: (i) the application of an estimated annual effective tax rate of 20% for 2010 to the pre-tax income for the nine months ended September 30, 2010; (ii) the exclusion of the $19.7 million litigation provision recognized in the three months ended June 30, 2010 from the pre-tax income to which the 20% effective tax rate was applied; and (iii) the recognition of tax benefits of $1.9 million and $1.5 million, respectively (or $1.2 million and $1.0 million net), in the three and nine months ended September 30, 2010, upon the resolution of uncertain tax positions in specific tax jurisdictions in the three months ended September 30, 2010.

The $19.7 million litigation reserve was treated as a significant, unusual item under the provisions of FASB ASC Topic 740, “Income Taxes,” and Subtopic 740-270, and its $6.9 million tax benefit was recognized in the three months ended June 30, 2010, resulting in a significant variation in the customary relationship between income tax expense and pre-tax income, in the nine months ended September 30, 2010, noted above.

As a result of the recognition of $17.3 million of capital gains during the nine months ended September 30, 2010 (including $16.2 million of gains from Webster’s investment in Higher One Holdings Inc.), Webster recognized in the same period a $6.4 million decrease in its valuation allowance for deferred tax assets applicable to capital losses. The impact of the decrease in the valuation allowance is reflected in the Company’s 20% estimated annual effective tax rate for 2010, which, otherwise, would have been approximately 25%. The remaining $4.2 million portion of the total $10.6 million decrease in the valuation allowance in the nine months ended September 30, 2010, is attributable to net state deferred tax assets. At September 30, 2010, $8.0 million of Webster’s $81.3 million valuation allowance is attributable to capital losses, and the remaining $73.3 million to net state deferred tax assets.

The income tax benefits of $22.0 million and $51.1 million for the three and nine month periods ended September 30, 2009, respectively, on the $41.3 million and $113.4 million of pre-tax losses in the respective periods reflects the application of an estimated annual effective tax-benefit rate of 45% to the $113.4 million pre-tax loss for the nine months ended September 30, 2009.

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

Webster’s business segments results are intended to reflect each segment as if it were a stand-alone business. The following tables present the results for Webster’s business segments for the three and nine months ended September 30, 2010 and 2009, and incorporates the allocation of the increased provision for loan losses, other-than-temporary impairment charges and income tax expense (benefit) to each of Webster’s business segments for the periods ended:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Net Income (Loss)
Commercial Banking	$6,850	$(11,749)	$19,534	$(34,958)
Retail Banking	3,158	(3,732)	6,821	(14,025)
Consumer Finance	(754)	(13,121)	(29,747)	(38,567)
Other	3,565	1,277	10,101	1,202

Total Segments	12,819	(27,325)	6,709	(86,348)
Corporate and reconciling items	9,868	8,075	35,037	24,412

Net income (loss) attributable to Webster Financial Corporation	$22,687	$(19,250)	$41,746	$(61,936)

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

The Company uses a matched maturity funding concept, also known as coterminous funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the Treasury group which is reflected in Corporate and Reconciling items. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” basically considers the origination date and the earlier of the maturity date or the re-pricing date of a financial instrument to assign an FTP rates for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used” and deposits are assigned an FTP rate for funds “provided”. From a governance perspective, this process is executed by the Company’s Financial Planning and Analysis division and the process is overseen by the Company’s Asset/Liability Committee.

As of January 1, 2010, the Company began attributing the provision for loan losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors, are shown as other reconciling items. For the nine months ended September 30, 2010, 98% of the provision expense is specifically attributable to business segments and reported accordingly. The 2009 segment performance summary has been adjusted for comparability to the 2010 performance summary.

Webster allocates a majority of non-interest expenses to each business segment using a full-absorption costing process. Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate business segment and corporate overhead costs are allocated to the business segments. Income tax expense or benefit is allocated to each business segment based on the effective income tax rate for the period shown.

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

Commercial Banking Results:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Net interest income	$32,665	$31,302	$94,833	$90,950
Provision for loan losses	7,323	38,009	26,981	102,992

Net interest income (loss) after provision	25,342	(6,707)	67,852	(12,042)
Non-interest income	9,281	8,377	27,831	25,755
Non-interest expense	25,801	26,423	73,575	77,401

Income (loss) before income taxes	8,822	(24,753)	22,108	(63,688)
Income tax expense (benefit)	1,972	(13,004)	2,574	(28,730)

Net income (loss)	$6,850	$(11,749)	$19,534	$(34,958)

Total assets at period end	$4,167,958	$4,585,362	$4,167,958	$4,585,362
Total loans at period end	4,171,505	4,578,991	4,171,505	4,578,991
Total deposits at period end	731,604	610,561	731,604	610,561

Net interest income increased $1.4 million or 4.4% and $3.9 million or 4.3% in the three and nine months ended September 30, 2010, respectively, from comparable periods in 2009. The increase is primarily due to an increase in loan renewals and higher interest rates on such originations. The provision for loan losses decreased $30.7 million or 80.7% and $76.0 million or 73.8% in the three and nine months ended September 30, 2010, respectively, from comparable periods in 2009. The decrease in the provision is primarily due to management’s perspective regarding the level of inherent losses in this segment’s existing book of business and management’s belief that the overall reserve levels are adequate. Non-interest income increased $0.9 million or 10.8% and $2.1 million or 8.9% in the three and nine months ended September 30, 2010, respectively, from comparable periods in 2009, reflecting increased customer volume which has resulted in an increase in cash management, loan and investment fees. Non-interest expense decreased $0.6 million or 2.3% and $3.8 million or 4.9% in the three and nine months ended September 30, 2010, respectively, from comparable periods in 2009, due to cost reductions in the equipment finance business and reduced costs due to the sale of BIC in November 2009. Total deposits increased $121.0 million or 19.8% for the period ended September 30, 2010, compared to September 30, 2009. The increase reflects an increase in new and existing customer deposit activity.

Retail Banking

Included in the Retail Banking segment is retail, business and professional banking and investment services.

Retail Banking Results:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Net interest income	$55,056	$37,250	$155,151	$118,040
Provision for loan losses	3,215	4,831	8,246	17,691

Net interest income after provision	51,841	32,419	146,905	100,349
Non-interest income	26,921	30,755	83,228	88,459
Non-interest expense	74,879	71,459	222,413	214,359

Income (loss) before income taxes	3,883	(8,285)	7,720	(25,551)
Income tax expense (benefit)	725	(4,553)	899	(11,526)

Net income (loss)	$3,158	$(3,732)	$6,821	$(14,025)

Total assets at period end	$1,517,681	$1,571,585	$1,517,681	$1,571,585
Total loans at period end	847,305	893,617	847,305	893,617
Total deposits at period end	9,960,172	10,171,487	9,960,172	10,171,487

Net interest income increased $17.8 million or 47.8% and $37.1 million or 31.4% in the three and nine months ended September 30, 2010, respectively, from comparable periods in 2009. The increase is a result of improved deposit mix of higher percentage of non-interest bearing deposits and reduced deposit costs. The provision for loan losses decreased $1.6 million or 33.5% and $9.4 million or 53.4% in the three and nine months ended September 30, 2010, respectively, from comparable periods in 2009. The decrease in the provision is primarily due to management’s perspective regarding the level of inherent losses in this segment’s existing book of business and management’s belief that the overall reserve levels are adequate. Non-interest income decreased $3.8 million or 12.5% and $5.2 million or 5.9% in the three and nine months ended September 30, 2010, respectively, from comparable periods in 2009. The decrease is primarily due to a decline in customer overdraft activity associated with the implementation of Regulation E. during the three months ended September 30, 2010 and a reduced level of inactive account charges. Non-interest expense increased $3.4 million or 4.8% and $8.1 million or 3.8% in the three and nine months ended September 30, 2010, respectively, from comparable periods in 2009. The increase is a result of increased staffing to support Webster’s strategic initiatives. Such initiatives include extended hours in 89 branch locations and additional business bankers were needed in the Company’s small business banking unit. FDIC insurance costs reflected increased participation in the TAGP program. The Company ended its participation in the TAGP program on June 30, 2010. Total loans decreased $46.3 million or 5.2% for the period ended September 30, 2010, compared to September 30, 2009. The decrease reflects increases in loan payoffs. Total deposits decreased $211.3 million or 2.1% for the period ended September 30, 2010, compared to September 30, 2009. The decrease in deposits is a result of promotional CD maturities during the third quarter and customers opting not to renew at current rates.

Consumer Finance

Consumer Finance includes residential mortgage and consumer lending, as well as mortgage banking activities.

Consumer Finance Results:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Net interest income	$25,663	$24,902	$77,072	$77,826
Provision for loan losses	14,143	39,725	62,745	111,680

Net interest income (loss) after provision	11,520	(14,823)	14,327	(33,854)
Non-interest income	3,407	2,944	7,669	10,498
Non-interest expense	18,228	15,684	55,659	46,871

Loss before income taxes	(3,301)	(27,563)	(33,663)	(70,227)
Income tax (benefit)	(2,544)	(14,450)	(3,920)	(31,681)

Loss before noncontrolling interests	(757)	(13,113)	(29,743)	(38,546)
Less: Net (loss) income attributable to noncontrolling interests	(3)	8	4	21

Net loss	$(754)	$(13,121)	$(29,747)	$(38,567)

Total assets at period end	$6,050,903	$6,053,742	$6,050,903	$6,053,742
Total loans at period end	5,981,768	5,930,045	5,981,768	5,930,045
Total deposits at period end	21,878	19,284	21,878	19,284

Net interest income increased $0.8 million or 3.1% for the three months ended September 30, 2010 from the comparable period in 2009. The increase in net interest income for the three months ended September 30, 2010 is related to corresponding increase in earnings assets and an increase in loan spreads. Net interest income decreased $0.8 million or 1.0% in the nine months ended September 30, 2010 from comparable period in 2009. The decrease in net interest income in the nine months ended September 30, 2010 is related to a corresponding decrease in earning assets, slightly offset by an increase in loan spreads. The provision for loan losses decreased $25.6 million or 64.4% and $48.9 million or 43.8% in the three and nine months ended September 30, 2010, respectively, from comparable periods in 2009. The decrease in the provision is primarily due to management’s perspective regarding the level of inherent losses in this segment’s existing book of business and management’s belief that the overall reserve levels are adequate. Non-interest income increased $0.5 million or 15.7% for the three months ended September 30, 2010 from the comparable period in 2009. The increase in non-interest income for the three months ended September 30, 2010 is related to increased mortgage banking revenues due to higher mortgage volumes. On a monthly basis, the Company’s Asset/Liability Committee recommends to senior management the retention or sale of residential mortgage loan production. In making that recommendation, the Committee evaluates the Company’s asset/liability needs, the level and direction of rates, the risk adjusted return on capital and the pricing of loan sales. In 2009, the Company decided to sell more loan production. Non-interest income decreased $2.8 million or 26.9% in the nine months ended September 30, 2010 from comparable period in 2009. The decrease is due to reduced mortgage banking revenues which reflects management’s decision to retain production. Non-interest expense increased $2.5 million or 16.2% and $8.8 million or 18.7% in the three and nine months ended September 30, 2010, respectively, compared from comparable periods in 2009. The increase is primarily due to a $4.0 million provision for loan repurchases recorded in the nine months ended September 30, 2010 in addition to an increase in loan workout expense. Total assets decreased $2.8 million for the period ended September 30, 2010, compared to September 30, 2009. The decrease is due to increased loan prepayments compared to the prior period. Total loans increased $51.7 million or 0.9% for the period ended September 30, 2010, compared to September 30, 2009, due primarily to increased refinancing activity compared prior period.

Other

Other includes HSA Bank and Government and Institutional Banking.

Other Results:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Net interest income	$8,556	$6,029	$24,589	$12,975
Provision for loan losses	—	—	—	—

Net interest income after provision	8,556	6,029	24,589	12,975
Non-interest income	3,291	2,898	9,705	8,892
Non-interest expense	7,261	6,611	22,861	19,678

Income before income taxes	4,586	2,316	11,433	2,189
Income tax expense	1,021	1,039	1,332	987

Net income	$3,565	$1,277	$10,101	$1,202

Total assets at period end	$20,807	$22,717	$20,807	$22,717
Total loans at period end	466	96	466	96
Total deposits at period end	2,748,946	2,625,759	2,748,946	2,625,759

Net interest income increased $2.5 million or 41.9% and $11.6 million or 89.5% in the three and nine months ended September 30, 2010, respectively, from comparable periods in 2009. The increase was primarily due to the Government and Institutional Banking group’s growth in deposits. Non-interest income increased $0.4 million or 13.6% and $0.8 million or 9.1% in the three and nine months ended September 30, 2010, respectively, from comparable periods in 2009. The increase is primarily due to an increase in HSA deposit service fees. Non-interest expense increased $0.7 million or 9.8% and $3.2 million or 16.2% in the three and nine months ended September 30, 2010, respectively, from comparable periods in 2009. The increase is a result of higher FDIC insurance, compensation and processing costs for Government and Institutional Banking due to seasonal growth in deposits as well as acquisition in new accounts. The increase in FDIC insurance costs also reflected increased participation in the TAGP program. The Company ended its participation in the TAGP program on June 30, 2010. Total loans increased $0.4 million for the period ended September 30, 2010, compared to September 30, 2009. Total deposits increased $123.2 million or 4.7% for the period ended September 30, 2010, compared to September 30, 2009.

Reconciliation of reportable segments’ net income (loss) to condensed consolidated net income (loss):

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Net income (loss) from reportable segments	$12,819	$(27,325)	$6,709	$(86,348)
Adjustments, net of taxes:
Corporate Treasury Unit	(2,413)	2,100	10,010	(105)
Allocation of provision for loan losses	(256)	(1,076)	(1,792)	(1,996)
Allocation of net interest income	13,955	9,549	40,463	27,181
Discontinued operations	—	—	—	313
Allocation of non-interest income	1,061	433	17,373	7,833
Allocation of non-interest expense	(2,479)	(2,931)	(31,017)	(8,814)

Net income (loss) attributable to Webster Financial Corporation	$22,687	$(19,250)	$41,746	$(61,936)

Financial Condition

Webster had total assets of $17.8 billion at September 30, 2010 and $17.7 billion at December 31, 2009.

Total loans, net decreased by $127.7 million, or 1.2%, to $10.6 billion from $10.7 billion at December 31, 2009. The decrease from December 31, 2009 reflects lower loan demand given economic conditions resulting in lower loan originations, and an increase in payoffs given refinancing activity. Total deposits decreased $58.1 million, or 0.4%, from December 31, 2009. Webster’s loan to deposit ratio improved to 80.4% at September 30, 2010 compared with 81.0% at December 31, 2009 and 83.2% at September 30, 2009, respectively.

At September 30, 2010, total equity was $1.9 billion, a decrease of $51.5 million or 2.63% from $2.0 billion at December 31, 2009. Changes in equity for the nine months ended September 30, 2010 consisted of the $100.0 million partial repayment of the TARP funds, $14.6 million of dividends to preferred shareholders and $2.4 million of dividends to common shareholders, partially offset by an increase of $19.0 million of other comprehensive income and net income of $41.8 million. Changes in Equity for the three months ended September 30, 2010 consisted of $4.4 million of dividends to preferred shareholders and $0.8 million of dividends to common shareholders, partially offset by an increase of $4.3 million of other comprehensive income and net income of $22.7 million. At September 30, 2010, the tangible capital ratio was 7.79% compared to 8.10% at December 31, 2009. See Note 10 of Notes to Condensed Consolidated Financial Statements for information on Webster’s regulatory capital levels and ratios.

Investment Securities Portfolio

Webster, either directly or through Webster Bank, N.A. maintains an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and to provide a means to balance interest-rate sensitivity. The investment portfolio is classified into three major categories: available for sale, held to maturity and trading. At September 30, 2010, the combined investment securities portfolios of Webster and Webster Bank totaled $5.4 billion compared to $4.8 billion at December 31, 2009. On a tax-equivalent basis, the yield in the securities portfolio for the three months ended September 30, 2010 was 4.27% as compared to 5.14% for the three months ended September 30, 2009. At September 30, 2010, Webster Bank’s portfolio consisted primarily of mortgage-backed and municipal securities in held-to-maturity, mortgage-backed, agency and corporate trust preferred securities in available for sale. See Note 2 of Notes to Condensed Consolidated Financial Statements contained elsewhere within this report for additional information.

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

Investment Securities

Total investment securities at September 30, 2010 increased by $571.0 million from $4.8 billion as of December 31, 2009. The available for sale securities portfolio increased by $132.3 million primarily due to the investment of funds generated from deposit growth and loan repayments into agency CMO with limited extension risk and good liquidity while the held to maturity portfolio increased by $438.6 million, primarily due to purchases of agency CMO securities.

A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities, excluding trading securities, is presented below.

	September 30, 2010
	Amortized cost	Recognized in OCI		Carrying value	Not Recognized in OCI		Fair value
		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses
Available for Sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency notes - GSE	130,080	102	(34)	130,148	—	—	130,148
Agency collateralized mortgage obligations (“CMOs”) - GSE	905,669	18,983	(524)	924,128	—	—	924,128
Pooled trust preferred securities (a)	68,252	2,604	(17,245)	53,611	—	—	53,611
Single issuer trust preferred securities	50,815	—	(10,070)	40,745	—	—	40,745
Equity securities-financial institutions (b)	6,510	378	(440)	6,448	—	—	6,448
Mortgage-backed securities - GSE	761,537	36,995	—	798,532	—	—	798,532
Mortgage-backed securities - Private Label	299,058	18,526	(13,016)	304,568	—	—	304,568

Total available for sale	$2,222,121	$77,588	$(41,329)	$2,258,380	$—	$—	$2,258,380

Held to Maturity:
Municipal bonds and notes	$668,113	$—	$—	$668,113	$25,557	$(476)	$693,194
Agency collateralized mortgage
obligations (“CMOs”) - GSE	680,270	—	—	680,270	16,802	—	697,072
Mortgage-backed securities - GSE	1,707,773	—	—	1,707,773	93,136	(115)	1,800,794
Mortgage-backed securities - Private Label	41,359	—	—	41,359	1,353	—	42,712

Total held to maturity	$3,097,515	$—	$—	$3,097,515	$136,848	$(591)	$3,233,772

	$5,319,636	$77,588	$(41,329)	$5,355,895	$136,848	$(591)	$5,492,152

(a)	Amortized cost is net of $38.3 million of credit related other-than-temporary impairments at September 30, 2010.
(b)	Amortized cost is net of $21.7 million of other-than-temporary impairments at September 30, 2010.

	December 31, 2009
	Amortized cost	Recognized in OCI		Carrying value	Not Recognized in OCI		Fair value
		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses
Available for Sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency notes - GSE	130,343	—	(196)	130,147	—	—	130,147
Agency collateralized mortgage obligations (“CMOs”) - GSE	320,682	260	(2,085)	318,857	—	—	318,857
Pooled trust preferred securities (a)	76,217	5,288	(10,816)	70,689	—	—	70,689
Single issuer trust preferred securities	50,692	—	(11,978)	38,714	—	—	38,714
Equity securities - financial institutions (b)	6,826	251	(478)	6,599	—	—	6,599
Mortgage-backed securities - GSE	1,365,005	45,782	(845)	1,409,942	—	—	1,409,942
Mortgage-backed securities - Private Label	178,870	1,113	(29,088)	150,895	—	—	150,895

Total available for sale	$2,128,835	$52,694	$(55,486)	$2,126,043	$—	$—	$2,126,043

Held to Maturity:
Municipal bonds and notes	$686,495	$—	$—	$686,495	$14,663	$(4,018)	$697,140
Mortgage-backed securities - GSE	1,919,882	—	—	1,919,882	55,109	(4,151)	1,970,840
Mortgage-backed securities - Private Label	52,492	—	—	52,492	—	(292)	52,200

Total held to maturity	$2,658,869	$—	$—	$2,658,869	$69,772	$(8,461)	$2,720,180

	$4,787,704	$52,694	$(55,486)	$4,784,912	$69,772	$(8,461)	$4,846,223

(a)	Amortized cost is net of $43.5 million of credit related other-than-temporary impairments at December 31, 2009.
(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at December 31, 2009.

For the three and nine months ended September 30, 2010, the Federal Reserve maintained the Fed Funds rate flat at or below 0.25% in response to the economic downturn. Credit spreads generally narrowed as the prospects for stable short-term rates triggered demand for higher yielding securities. Yields on U.S. Treasury securities fell with the Federal Reserve confirming that monetary policy would not change in the near term. These developments were generally positive for the investment portfolio.

For the three months ended September 30, 2010 the Company recorded write-downs for other-than-temporary impairments of its available for sale securities of $1 million (all of which was in pooled trust preferred securities). For the nine months ended September 30, 2010 the Company recorded write-downs for other-than-temporary impairments of its available for sale securities of $5.8 million ($5.7 million in pooled trust preferred securities and $0.1 million in equity securities). Overall the Company had $386 million in investment securities that were in an unrealized loss position at September 30, 2010. Approximately $258 million of this total had been in an unrealized loss position for less than twelve months while the remaining, $128 million, had been in an unrealized loss position for twelve months or longer. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and the Company believes it is more-likely-than-not that it will not have to sell the security before the recovery of its cost basis. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. At September 30, 2010, available for sale investment securities with a carrying value of $12 million had deferred the payment of interest; therefore the securities were placed into a non-accruing status. For additional information on the investment securities portfolio, see Note 2 of Notes to Condensed Financial Statements included elsewhere in this report.

Loan Portfolio

At September 30, 2010, total loans, net, were $10.6 billion, a decrease of $0.1 billion from December 31, 2009. The decrease includes $100.8 million in net charge-offs and $30.2 million in loans and leases transferred to foreclosed and repossessed properties.

Commercial loans (including commercial real estate) represented 45.0% of the loan portfolio at September 30, 2010, a decrease from 46.3% at December 31, 2009 and a decrease from 47.5% at September 30, 2009. Residential mortgage loans increased to 28.3% of the loan portfolio at September 30, 2010, up from 26.2% at December 31, 2009 and 25.1% at September 30, 2009. The remaining portion of the loan portfolio consisted of consumer loans, principally home equity loans and lines of credit.

The following discussion highlights, by business segment, the lending activities in the various portfolios during the three and nine months ended September 30, 2010. The loan balances disclosed for the various portfolios are inclusive of loan premiums, discounts and deferred fees. Please refer to Webster’s 2009 Annual Report on Form 10-K, pages 1 through 8, for a complete description of Webster’s lending activities by business segment and credit administration policies and procedures.

COMMERCIAL BANKING

Webster’s Commercial Banking group takes a direct relationship approach to providing lending, deposit and cash management services to middle-market companies in its franchise territory. Additionally, it serves as a primary referral source to wealth management and retail operations. The loan portfolio of the Commercial Banking group totaled $4.2 billion at September 30, 2010 and $4.3 billion at December 31, 2009. The following discussion provides information regarding the components of the Commercial Banking group.

Middle-Market Banking

The Middle-Market group delivers Webster’s broad range of financial services to a diversified group of companies with revenues greater than $10 million, primarily privately held companies located within New England. Typical loan facilities include lines of credit for working capital, term loans to finance purchases of equipment and commercial real estate loans for owner-occupied buildings. The Middle-Market loan portfolio was $794.7 million at September 30, 2010, an increase of 11.3%, compared to $713.8 million at December 31, 2009. Total Middle-Market new loan originations were $97.3 million and $294.8 million for the three and nine months ended September 30, 2010, respectively, compared to $13.8 million and $68.4 million for the three and nine months ended September 30, 2009, respectively. The increase in new loan originations is attributable to expanded business development efforts As the Company added additional business development officers in middle market as part of its core business banking initiative.

Commercial Real Estate Lending

The Commercial Real Estate group provides variable rate and fixed rate financing alternatives (primarily in Connecticut, Massachusetts, Rhode Island, New York, New Jersey and Pennsylvania) for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. The commercial real estate portfolio totaled $1.5 billion at September 30, 2010 and $1.5 billion at December 31, 2009. Total new loan originations for the Commercial Real Estate portfolio were $18.2 million and $36.4 million for the three and nine months ended September 30, 2010, respectively, compared to no new originations in the three months ended September 30, 2009 and $34.0 million in the nine months ended September 30, 2009, respectively. The lower level of originations reflected an absence of transactions that met Webster’s risk return criteria.

At September 30, 2010 and December 31, 2009, there were 9 and 14 construction related loans employing bank funded interest reserves, respectively. The commitments on these loans totaled $105.2 million and $150.9 million and had outstanding balances of $73.5 million and $108.0 million at September 30, 2010 and December 31, 2009, respectively. Contractually committed interest reserves for this loan type totaled $5.7 million and $8.8 million at September 30, 2010 and December 31, 2009, respectively. Interest income of $0.5 million and $1.4 million was recognized for the three and nine months ended September 30, 2010, respectively. All of these loans except one were performing under the original terms at September 30, 2010.

It is the Company’s policy to recognize income for this interest component as long as the project is progressing as agreed and if there has been no material deterioration in the financial standing of the borrower or the underlying project. Projects are subject to on-site inspections and budget to actual reviews, as outlined in the loan agreements, throughout the life of the project. Inspections and reviews are performed upon a request for funding, which typically occurs every four to eight weeks. At September 30, 2010, there were no situations where additional interest reserves were advanced to keep a loan from becoming non-performing.

Asset Based Lending

Webster Business Credit Corporation (“WBCC”) is Webster Bank’s asset-based lending subsidiary with headquarters in New York, New York and regional offices in the Northeast. Asset-based loans are generally secured by accounts receivable and inventories of the borrower and, in some cases, also include additional collateral such as property and equipment. The segment of the commercial portfolio underwritten by WBCC was $500.2 million at September 30, 2010 a decrease of 6.1% compared to $532.6 at December 31, 2009. Total new loan originations for the asset-based lending portfolio were $43.8 million and $63.4 million for the three and nine months ended September 30, 2010, respectively, compared $39.2 and $47.2 million for the three and nine months ended September 30, 2009, respectively. The decline in balances represents a narrowing of the geographic region served by this business line.

Equipment Financing

Webster Capital Finance, Inc. (formerly Center Capital Corporation) is Webster Bank’s equipment financing subsidiary headquartered in Farmington, Connecticut and focuses its business development primarily in the Eastern United States. It transacts business with end users of equipment, either by soliciting this business on a direct basis or through referrals from various equipment manufacturers, dealers and distributors with whom it has relationships. At September 30, 2010, the equipment financing portfolio was $759.4 million, a decrease of

15.4% from $897.8 million at December 31, 2009. Webster Capital Finance, Inc. originated $42.0 million and $141.3 million in loans in the three and nine months ended September 30, 2010, respectively, compared to $48.8 million and $189.3 million in the three and nine months ended September 30, 2009, respectively. The decline in volume reflects a narrowing of the geographic region served by this business line in the fourth quarter of 2009 and the decision to exit the aviation finance business in the first quarter of 2009.

Industry Segment Banking

The Industry Segment Banking group delivers a broad range of financial services to the business segments where Webster Bank has specialty market knowledge (media, communications, and business services). It conducts its business development primarily in the Northeast with companies and sponsors. The Industry Segment Banking loan portfolio was $479.4 million at September 30, 2010, an increase of 4.1%, compared to $460.4 million at December 31, 2009. Total Industry Segment new loans originated were $51.9 million and $142.5 million for the three and nine months ended September 30, 2010, respectively, compared to no originations and $42.4 million for the three and nine months ended September 30, 2009, respectively. The increase in originations reflects improved business conditions.

Private Banking

Webster Financial Advisors (“WFA”) is Webster Bank’s private bank that targets high net worth clients, not-for-profit organizations and business clients for asset management, trust, loan and deposit products and financial planning services. There were approximately $1.8 billion of client assets under management and administration at September 30, 2010 and $1.8 billion at December 31, 2009. These assets are not included in the Condensed Financial Statements. At September 30, 2010, the WFA loan portfolio was $168.4 million, a decrease of 8.7% from $184.4 million at December 31, 2009. WFA provides commercial and consumer finance products to its clients. Webster Financial Advisors originated $10.0 million and $22.9 million in loans for the three and nine months ended September 30, 2010, respectively, compared to no originations and $6.7 million for the three and nine months ended September 30, 2009.

RETAIL BANKING

The retail banking loan portfolio was $847.3 million at September 30, 2010 and $874.7 million at December 31, 2009. At September 30, 2010, the BPB loan portfolio was $845.9 million, a decrease of 2.9% compared to $871.2 million at December 31, 2009. Total new loan originations and credit lines for BPB were $29.9 million and $88.1 million for the three and nine months ended September 30, 2010, respectively, compared to $17.9 million and $59.3 million for the three and nine months ended September 30, 2009, respectively.

CONSUMER FINANCE

Residential Mortgage and Mortgage Banking

For the three and nine months ended September 30, 2010, new residential mortgage loan originations totaled $303.5 million and $686.3 million, respectively, compared to $219.1 million and $840.2 million for the same periods ended September 30, 2009, respectively. These amounts include loans sold or held for sale of $30.0 million and $138.5 million for the three and nine months ended September 30, 2010, respectively, and $119.3 million and $390.0 million for the three and nine months ended September 30, 2009, respectively. At the beginning of 2009, the state of the economy led to a significant decline in residential mortgage interest rates. This triggered increased refinancing activity in the mortgage markets which carried through the balance of 2009. In the three and nine months ended September 30, 2010, interest rates were still at low levels, historically and refinancing activity again increased in the third quarter which led to the 38.5% increase in originations compared to the three months ended September 30, 2009. As a result of continued balance sheet management initiatives during the third quarter, there was an increase in the level of loans designated as held for sale. At September 30, 2010 and December 31, 2009, there were $13.0 million and $11.4 million, respectively, of residential mortgage loans held for sale in the secondary market.

The residential mortgage loan continuing portfolio totaled $3.1 billion at September 30, 2010 compared with $2.9 billion at December 31, 2009. At September 30, 2010, approximately $777.7 million, or 25.2%, of the portfolio consisted of adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. At September 30, 2010, approximately $2.3 billion, or 74.8%, of the residential mortgage loan continuing portfolio consisted of fixed rate loans.

The liquidating portfolio of residential construction loans totaled $1.6 million at September 30, 2010, a decrease of 67.7%, compared with $4.8 million at December 31, 2009, the result of continued principal pay downs, charge-offs and property dispositions during the three months ended September 30, 2010.

Consumer Lending

Consumer finance includes home equity loans and lines of credit and other consumer loans. At September 30, 2010, consumer loans within the continuing portfolio totaled $2.7 billion, a decrease of 3.5%, or $97.9 million, compared to December 31, 2009. At September 30, 2010, consumer loans within the liquidating portfolio totaled $185.0 million, a decrease of 15.6%, or $34.1 million, compared to the December 31, 2009 balance of $219.1 million. The decline in the liquidating portfolio reflects pay down activity and charge-offs taken in the nine months ended September 30, 2010. Total new loan originations and funding of new credit lines were $47.8 million and $132.1 million for the three and nine months ended September 30, 2010, respectively, compared to $33.9 million and $97.2 million for the three and nine months ended September 30, 2009, respectively.

Asset Quality

Webster’s primary lending strategy focuses on direct relationship lending within its New England market area. The quality of the assets underwritten is an important factor in the successful operation of a financial institution. Management strives to maintain asset quality through its underwriting standards, servicing of loans and management of non-performing assets.

Asset Quality information for the following periods:

	September 30, 2010			December 31, 2009
(Dollars in thousands)	Amount	%		Amount	%
Nonaccrual loans	$210,885	61.3%		$263,415	65.5%
Nonaccrual restructured loans	100,239	29.1		109,562	27.3
Foreclosed property	32,867	9.6		28,988	7.2

Nonperforming assets	$343,991	100.0%		$401,965	100.0%

Loans 90 days or more past due and still accruing	$150			$286

Asset Quality Ratios:
Nonaccrual and nonaccrual restructured loans as a percentage of total loans		2.85%			3.38%
Non-performing assets as a percentage of:
Total assets		1.93			2.27
Total loans plus foreclosed property		3.14			3.63
Net charge-offs as a percentage of average loans (annualized)		1.06			1.68
Allowance for loan losses as a percentage of total loans		3.12			3.09
Allowance for credit losses as a percentage of total loans		3.20			3.18
Ratio of allowance for loan losses to:
Net charge-offs (a)		3.37	x		6.59	x
Nonaccrual and nonaccrual restructured loans		1.09			0.91

(a)	Net charges calculated using current year to date balances

Non-performing assets, loan delinquency and credit losses are considered to be key measures of asset quality. Asset quality is one of the key factors in the determination of the level of the allowance for loan losses. See “Allowance for Loan Losses Methodology” contained elsewhere within this section for further information on the allowance.

Non-performing Assets

The following table details nonperforming assets for the periods presented:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	% (a)	Amount	% (a)
Loans:
Continuing Portfolio:
Consumer finance:
Residential	$97,989	3.17%	$109,567	3.79%
Consumer	34,894	1.30	38,755	1.40

Total consumer finance	132,883	2.31	148,322	2.62

Commercial:
Commercial banking	61,656	3.00	70,614	3.47
Equipment financing	23,300	3.11	30,152	3.40

Total commercial	84,956	3.03	100,766	3.45

Commercial real estate	62,588	3.06	56,144	2.71
Residential development	19,620	29.42	47,264	41.25

Total commercial real estate	82,208	3.90	103,408	4.73

Non-performing loans - continuing portfolio	300,047	2.81	352,496	3.27

Liquidating Portfolio:
NCLC	1,557	99.94	4,233	87.88
Consumer (home equity)	9,520	5.15	16,248	7.41

Non-performing loans - liquidating portfolio	11,077	5.94	20,481	9.15

Total non-performing loans	$311,124	2.86%	$372,977	3.39%

Foreclosed and repossessed assets:
Continuing Portfolio:
Residential and consumer	$6,924		$9,148
Commercial	22,972		18,143

Total foreclosed and repossessed assets - continuing	$29,896		$27,291

Liquidating Portfolio:
NCLC/Consumer	2,971		1,697

Total foreclosed and repossessed assets	$32,867		$28,988

Total non-performing assets	$343,991		$401,965

(a)	Represent the principal balance of non-performing assets as a percentage of the outstanding principal balance within the comparable loan category. The percentage excludes the impact of deferred costs and unamortized premiums.

It is Webster’s policy that all loans 90 or more days past due are placed in non-accruing status. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection.

Non-performing loans were $311.1 million at September 30, 2010, compared to $373.0 million at December 31, 2009. Non-performing loans are defined as non-accruing loans (including non-accrual restructured loans). Non-performing assets (non-performing loans plus foreclosed and repossessed assets) from the continuing portfolios totaled $329.9 million, or 95.9% of total non-performing assets at September 30, 2010 as compared to $379.8 million, or 94.5% of total non-performing assets at December 31, 2009 and $370.1 million, or 94.0% of total non-performing assets at September 30, 2009. Non-performing assets within the continuing portfolio decreased by $3.3 million and $49.8 million for the three months and nine months ended September 30, 2010, respectively, of which, $10.8 million and $11.0 million, respectively, was associated with the commercial business lines. For the nine months ended September 30, 2010, $17.7 million of the decrease in non-performing assets was associated with the consumer business.

Non-performing loans in the liquidating indirect national construction portfolio and indirect out of footprint home equity portfolio totaled $1.6 million and $9.5 million at September 30, 2010, respectively, and $4.2 million and $16.2 million at December 31, 2009, respectively. There were $3.0 million of foreclosed and repossessed assets from the liquidating portfolio at September 30, 2010 compared to $1.7 million at December 31, 2009. Webster’s liquidating portfolios, consisting of indirect, out of market, home equity and national construction loans, had $186.6 million outstanding at September 30, 2010 compared to $423.9 million when the liquidating portfolios were established at December 31, 2007.

Accrual of interest is discontinued if the loan is placed on nonaccrual status. Residential real estate and consumer loans are placed on nonaccrual status at 90 days past due. All commercial loans are subject to a detailed review by the Company’s credit risk team when 90 days past due and a specific determination is made to put a loan on non-accrual status. When a loan is transferred to nonaccrual status, unpaid accrued interest is reversed and charged against interest income. Interest on loans that are more than 90 days past due, as well as on certain other loans as determined by management, is no longer accrued and all previously accrued and unpaid interest is charged to interest income. Nonaccrual loans totaled $311.1 million and $373.0 million at September 30, 2010 and December 31, 2009, respectively. Interest on nonaccrual loans that would have been recorded as additional interest income for the three and nine months ended September 30, 2010 and 2009 had the loans been current in accordance with their original terms totaled $6.3 million and $14.5 million, $6.8 and million and $16.7 million, respectively.

Webster individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement for impairment based on the fair value of expected cash flows or collateral. At September 30, 2010, impaired loans totaled $507.6 million, including loans of $323.2 million with an impairment allowance of $42.0 million. Of the $507.6 million in impaired loans at September 30, 2010, $383.3 million were measured using the present value of expected cash flows and $124.3 million were measured using the fair value of the associated collateral. Approximately 75% of the $124.3 million of the collateral dependent loans at September 30, 2010 relied on current third party appraisals to assist in measuring impairment. At December 31, 2009, impaired loans totaled $401.2 million, including loans of $155.5 million with an impairment allowance of $37.0 million. Of the $401.2 million in impaired loans at December 31, 2009, $272.8 million were measured using the present value of expected cash flows and $128.4 million were measured using the fair value of the associated collateral. Approximately 76% of the $128.4 million of the collateral dependent loans at December 31, 2009 relied on current third party appraisals to assist in measuring impairment. The increase in impaired loans is primarily related to the restructuring of $34.4 million of commercial real estate loans and Webster’s continued participation in the mortgage assistance program.

Any impaired loan for which no specific valuation allowance was necessary at September 30, 2010 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge off amounts that reduced the book value of the loan to an amount equal to or below the fair value of the collateral.

To the extent that the recovery of a loan balance is collateral dependent, the Company obtains an independent appraisal. The appraised value is reduced for selling costs and additional discounts for historical experience with foreclosed real estate and repossessed asset sales, if necessary, to determine the estimated fair value of the collateral. The fair value is then compared to the loan balance. Any shortfall in fair value is charged against the allowance for loan losses in the month the related appraisal is received. Since the fair value of the collateral considers selling costs and adjustments for historical experience with foreclosed real estate and repossessed asset sales, charge offs may be incurred that reduce a loan balance below appraised value. Accordingly, amounts are charged off to bring the loan balance to fair value. No partial or excess charge offs occur. The loan remains on non-performing status subsequent to recording a partial charge off. Non-performing loans, which have not been modified, may qualify to return to performing status if unpaid interest is less than 90 days past due and there is no potential for future loss of the outstanding principal. If the loan has been modified, payment must be received under the new terms for a period of no less than six months before returning to performing status.

Updated appraisals are obtained for a collateral dependent loan upon a borrower credit event (i.e. renewal or modification) and as part of the foreclosure proceedings. For commercial loans, an internal or third party valuation is also obtained if/when a loan moves to a substandard classification. Independent appraisals are obtained annually for commercial loans on non-accrual status. New appraisals may not be ordered if the most recent appraisal was obtained in the past twelve months or the loan amount is under $250,000 and other Financial Institutions Reform Recovery and Enforcement Act (“FIRREA”) acceptable real estate evaluations are permitted. The twelve month timeframe reflects Webster’s desire to obtain an appraisal as close to the foreclosure date, as possible, to ensure compliance with the court’s guidelines, which generally require appraisals not more than 30-90 days old. Appraisals, which are performed by independent, licensed appraisers, are requested by the Appraisal Department. A licensed in-house appraisal officer reviews the appraisals when there is significant decline in property value, for all foreclosed properties, for loans greater than 180 days past due and for loans over a certain threshold ($4 million for commercial loans and $0.4 million for residential and consumer loans). The Company’s appraisal officer reviews the appraisal for compliance with FIRREA and the Uniform Standards of Professional Appraisal Practice. For certain loans in the equipment financing portfolio, management will look to competitive bids or blue book values to estimate a value of the underlying collateral.

In the ordinary course of monitoring all loans, information may come to the Company’s attention that indicates the collateral value has declined further from the value established in the most recent appraisal. Such information may include prices on recent comparable property sales or internet based property valuation estimates. In cases where this other information is deemed reliable, and the impact of a further reduction in collateral value would result in a further loss to the Company, an increase to the allowance for loan losses is recorded to reflect the additional estimated collateral shortfall in the period it was identified. A charge-off is recorded when the shortfall is subsequently verified by an appraisal.

We evaluated our foreclosure documentation procedures, given the recent announcements made by other financial institutions regarding their foreclosure activities. The results of our review indicate that our procedures for reviewing and validating the information in our documentation are sound and our foreclosure affidavits are accurate.

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

Troubled debt restructurings (“TDRs”) are by definition impaired loans and impairment is recognized and measured in accordance with ASC 310-10-35 after the loans have been contractually modified. The Company individually reviews loans which are deemed to be TDRs for impairment based on the present value of expected cash flows, unless recovery becomes collateral dependent. If recovery becomes collateral dependent, impairment is based on the fair value of the associated collateral. The original contractual interest rate for the loan is used as the discount rate, for fixed rate loans. The current or weighted average (for multiple notes within a commercial borrowing arrangement) rate is used as the discount rate, when the interest rate floats over a specified index. A change in terms or payments would be included in the ASC 310-10-35 impairment calculation. The effect of an actual loan modification is recorded in the period when the loan is contractually modified. Impairment is measured at that time and a specific reserve is established, as appropriate, and at each subsequent reporting period. Loans may be subject to the allowance for loan losses under ASC 450-20, prior to modification, based on the loan’s risk characteristics.

Loan modifications, regardless of loan type, are not placed in temporary or trial periods. Once approved, all modifications are permanent and are recorded and disclosed as troubled debt restructurings. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. If the modification agreement is violated, the loan is handled by the Company’s asset remediation group for resolution, which may result in foreclosure. For the three and nine months ended September 30, 2010, Webster charged off $0.4 million and $2.9 million, respectively, for the portion of TDRs deemed to be uncollectible. For the three and nine months ended September 30, 2009, there were no charge offs on TDRs. At September 30, 2010, the allowance provided reserves of $11.8 million and $15.5 million related to restructured commercial and consumer loans, respectively.

All modified loans that are determined to be a TDR are reported as impaired until they demonstrate compliance with the modified terms for a period of no less than six months and the restructuring agreement specifies an interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk. Once a modified loan has demonstrated compliance with the terms of the modified agreement for a period of no less than six months, the loan can return to accrual status.

The following table reflects the amount of modified loans, net of specific reserves, and the modified loan characteristics. Loan classification and performing versus nonperforming status at September 30, 2010 and December 31, 2009 is also presented.

	September 30, 2010
	Consumer & Residential		Commercial		Equipment Finance		Total
(In thousands)	Performing	Non-performing	Performing	Non-performing	Performing	Non-performing	Performing	Non-performing
Extended Maturity	$2,940	$15,208	$63,816	$1,537	$1,372	$421	$68,128	$17,166
Adjusted Interest Rates	745	3,272	10,702	1,947	—	1,964	11,447	7,183
Combination of Rate and Maturity	5,949	30,996	24,543	762	775	2,109	31,267	33,867
Other (a)	4,672	5,013	104,275	27,862	325	337	109,272	33,212

Total	$14,306	$54,489	$203,336	$32,108	$2,472	$4,831	$220,114	$91,428

(a)	Other includes covenant waivers, forebearance and other concessions or combination of concessions that do not consist of interest rate adjustments and/or maturity extensions.

	December 31, 2009
	Consumer & Residential		Commercial		Equipment Finance		Total
(In thousands)	Performing	Non-performing	Performing	Non-performing	Performing	Non-performing	Performing	Non-performing
Extended Maturity	$4,803	$8,163	$24,633	$13,537	$1,454	$1,146	$30,890	$22,846
Adjusted Interest Rates	4,059	13,733	6,328	1,600	—	3,334	10,387	18,667
Combination of Rate and Maturity	14,493	21,592	26,057	1,908	—	3,677	40,550	27,177
Other (a)	945	4,103	16,378	18,698	—	—	17,323	22,801

Total	$24,300	$47,591	$73,396	$35,743	$1,454	$8,157	$99,150	$91,491

(a)	Other includes covenant waivers, forebearance and other concessions or combination of concessions that do not consist of interest rate adjustments and/or maturity extensions.

The Company has seasoned restructured loans in the Consumer, Residential, and Commercial portfolio.

A seasoned restructured loan is one that has performed for a period of more than six months and was modified in a previous fiscal year. At September 30, 2010 the Consumer and Residential performing and non-performing seasoned restructured loans were $42.0 million and $0.6 million, respectively. At September 30, 2010 the Commercial performing and non-performing seasoned restructured loans were $25.8 million and $2.7 million, respectively.

Webster evaluates the success of its modification efforts by monitoring the re-default rates of its borrowers. The following table provides the cumulative re-default rates as of September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
	Re-default rate
Consumer	7.7%	3.2%
Residential	7.0%	12.8%
Commercial	11.7%	13.6%
Equipment Finance	3.8%	8.3%

Delinquent loans

The following table sets forth information regarding Webster’s over 30-day delinquent loans, excluding loans held for sale and nonaccrual loans:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Principal Balances	% (a)	Principal Balances	% (a)
Past due 30-89 days:
Continuing Portfolio:
Residential	$27,821	0.90%	$36,086	1.25%
Consumer	25,546	0.95	27,214	0.98
Commercial	15,069	0.54	18,512	0.63
Commercial real estate	7,354	0.36	8,184	0.40
Residential development	—	0.00	551	0.48

Total continuing portfolio	$75,790	0.71%	$90,547	0.84%

Liquidating Portfolio:
NCLC	$—	—%	$582	12.08%
Consumer (home equity)	8,133	4.40	9,804	4.47

Liquidating portfolio	8,133	4.36	10,386	4.64

Total loans past due 30-89 days	$83,923	0.77%	$100,933	0.92%

Past due 90 days or more and accruing:
Continuing portfolio
Residential	$—	0.00%	$—	0.00%
Consumer	—	0.00	—	—
Commercial	150	0.01	50	0.01
Commercial real estate	—	0.00	236	0.01

Total loans past due 90 days and still accruing	150	0.01	286	0.01

Total over 30-day delinquent loans	$84,073	0.77%	$101,219	0.92%

(a)	Represents the principal balance of past due loans as a percentage of the outstanding principal balance within the comparable loan portfolio category. The percentage excludes the impact of deferred costs and unamortized premiums.

As previously noted, non-performing loans decreased as a percentage of the total loan portfolio at September 30, 2010. Similarly, non-performing assets, as a percentage of total assets, decreased over the December 31, 2009 levels. As a percentage of total loans, loans between 30 and 90 days delinquent were 0.77% and 0.92% at September 30, 2010 and December 31, 2009, respectively.

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

At September 30, 2010, the allowance for loan losses was $340.3 million, or 3.12% of the total loan portfolio and 109.4% of total non-performing loans. This compares with an allowance of $341.2 million or 3.09% of the total loan portfolio and 91.5% of total non-performing loans at December 31, 2009. The allowance for loan losses that related to the continuing portfolio was $293.5 million at September 30, 2010 and represented 2.74% of the total loans in the continuing portfolio. Gross charge-offs of the continuing portfolio for the three and nine months ended September 30, 2010, respectively, were $28.3 million and $90.3 million and consisted of $15.0 million and $42.2 million in gross charges for commercial and commercial real estate loans, $9.5 million and $29.5 million in gross charges for consumer loans, $2.7 million and $10.2 million in gross charges for residential lending and $1.2 million and $8.4 million for residential development. Gross charge-offs from the continuing portfolios decreased by $25.3 million and $21.4 million during the three and nine months ended September 30, 2010, respectively, when compared to charge-offs of $53.6 million and $111.7 million for the three and nine months ended September 30, 2009, respectively. The decrease in charge-off activity reflects the focus on non-accrual resolution and updated valuations of non-performing loans for the three and nine months ended September 30, 2010. The allowance for loan losses that related to the liquidating portfolio was $46.8 million at September 30, 2010 and represented 25.1% of the total loans in the liquidating portfolio. Liquidating portfolio gross charge-offs of $6.2 million and $23.2 million for the three and nine months ended September 30, 2010, respectively, consisted of $1.2 million in gross charges for construction loans for the nine month period ended September 30, 2010 and $6.2 million and $21.9 million in gross charges for consumer home equity loans. Gross charge-offs from the liquidating portfolios decreased by $7.2 million and $16.4 million during the three and nine months ended September 30, 2010, respectively when compared to the $13.4 million and $39.6 million taken during the three and nine months ended September 30, 2009, respectively. The allowance for loan losses does not include the reserve for unfunded credit commitments. The increase in the allowance for loan losses year over year reflects the need for increased reserve levels in light of deteriorating economic conditions across all lines of business.

The following table provides detail of activity in the Company’s allowance for loan losses for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Continuing portfolio:
Balance at beginning of period	$294,187	$264,159	$287,784	$191,426
Provision	22,356	56,543	84,705	184,704
Charge-offs:
Residential	(2,666)	(2,721)	(10,188)	(10,478)
Consumer	(9,472)	(10,237)	(29,534)	(27,020)
Commercial (a)	(14,987)	(37,594)	(42,191)	(68,803)
Residential development	(1,167)	(3,019)	(8,408)	(5,417)

Total charge-offs - continuing portfolio	(28,292)	(53,571)	(90,321)	(111,718)
Recoveries	5,290	2,175	11,373	4,894

Net charge-offs - continuing portfolio	(23,002)	(51,396)	(78,948)	(106,824)

Ending balance - continuing portfolio	$293,541	$269,306	$293,541	$269,306

Liquidating portfolio:
Balance at beginning of period	$49,900	$41,840	$53,400	$43,903
Provision	2,644	28,457	15,295	50,996
Charge-offs:
NCLC	0	(135)	(1,240)	(5,608)
Consumer (home equity)	(6,158)	(13,256)	(21,942)	(33,992)

Total charge-offs - liquidating portfolio	(6,158)	(13,391)	(23,182)	(39,600)
Recoveries	414	194	1,287	1,801

Net charge-offs - liquidating portfolio	(5,744)	(13,197)	(21,895)	(37,799)

Ending balance - liquidating portfolio	46,800	57,100	46,800	57,100

Ending balance - allowance for loan losses	$340,341	$326,406	$340,341	$326,406

(a)	All BPB loans, both commercial and commercial real estate, are considered commercial for purposes of reporting charge-offs and recoveries.

A summary of annualized net charge-offs to average outstanding loans by category follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net charge-offs continuing:
Residential	0.30%	0.35%	0.43%	0.44%
Consumer	1.21	1.33	1.29	1.13
Commercial (a)	0.93	2.73	0.93	2.07
Residential Development	6.35	8.69	12.21	7.17

Net charge-offs continuing	0.86%	1.83%	0.98%	1.23%

Net charge-offs liquidating:
NCLC	(14.78)%	4.55%	28.46%	52.12%
Consumer (home equity)	12.24	21.81	14.05	15.34

Net charge-offs liquidating	11.96	21.36	14.26	18.73

Total net charge-offs to total average loans	1.06%	2.25%	1.32%	1.62%

(a)	All BPB loans, asset based lending, commercial non-mortgage and equipment financing are considered commercial for purposes of reporting charge-offs and recoveries.

Federal Home Loan Bank and Federal Reserve Bank Stock

The Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. As of September 30, 2010, the Bank had $93.2 million of capital stock invested in the Federal Home Loan Bank of Boston (FHLB). Capital stock is required in order for the Bank to access advances and other extensions of credit for liquidity and funding purposes. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. On December 8, 2008, the FHLB announced a moratorium on the repurchase of excess stock held by its members. Based on requirements to hold a certain amount of capital stock for membership and for advances and other extensions of credit, the Bank was required to hold $51.3 million of FHLB stock on September 30, 2010 and $51.3 million on December 31, 2009. The FHLB suspended paying dividends on its stock starting the fourth quarter of 2008 and through the second quarter 2010 because of a weakened financial position attributable primarily to OTTI charges taken on private label mortgage-backed securities. The system as a whole and the FHLB remain AAA-rated. The Bank continues to monitor the FHLB’s financial condition and progress towards reinstating dividends and its ability to redeem excess stock.

As of September 30, 2010, the Bank had $50.7 million of capital stock invested in the Federal Reserve Bank (FRB). Webster is required to have FRB stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. The FRB pays a dividend of 6% annualized. There is no expectation of any change in this payment rate or OTTI at this time.

Deposits

Total deposits decreased $58.1 million, or 0.4%, to $13.6 billion at September 30, 2010 from $13.6 billion at December 31, 2009. Deposits decreased $26.7 million, or 0.2%, from $13.6 billion at September 30, 2009.

Borrowings and Other Debt Obligations

Total borrowed funds, including long-term debt, increased $116.7 million, or 5.9%, to $2.1 billion at September 30, 2010 compared to $2.0 billion at December 31, 2009, and decreased $200.0 million, or 8.7%, from $2.1 billion at September 30, 2009. Borrowings represented 11.8% and 11.2% of assets at September 30, 2010 and December 31, 2009, respectively, and 11.9% at September 30, 2009. See Notes 6, 7 and 8 of Notes to Condensed Consolidated Financial Statements for additional information.

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

The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points over a twelve month period starting September 30, 2010 and December 31, 2009 might have on Webster’s net income for the subsequent twelve month period.

	-200bp	-100bp	+100 bp	+200 bp
September 30, 2010	N/A	N/A	+0.7%	+2.0%
December 31, 2009	N/A	N/A	-1.0%	-1.2%

Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is within policy limits for all scenarios. The flat rate scenario at the end of 2009 assumed a federal funds rate of .25%. The flat rate scenario as of September 30, 2010 assumed a federal funds rate of .25%. The decrease in sensitivity to higher rates since year end is primarily due to derivatives transactions, and increases in fixed rate term funding and long term retail time deposits. As the federal funds rate was at .25% on September 30, 2010, the -100 and -200 basis point scenarios have been excluded.

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s net income for the subsequent twelve month period starting September 30, 2010 and December 31, 2009.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2010	N/A	N/A	-3.0%	-5.0%	-10.1%	-5.5%	+4.2%	+7.7%
December 31, 2009	N/A	N/A	-4.9%	-8.4%	-10.3%	-5.0%	+5.1%	+9.1%

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

The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at September 30, 2010 and December 31, 2009 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

	Book Value	Estimated Economic Value	Estimated Economic Value Change
(Dollars in thousands)			-100 BP	+100 BP
September 30, 2010
Assets	$17,800,258	$17,815,679	N/A	$(381,527)
Liabilities	15,893,762	15,666,692	N/A	(352,981)

Total	$1,906,496	$2,148,987	N/A	$(28,546)

Net change as % base net economic value				(1.3)%

December 31, 2009
Assets	$17,739,197	$17,608,132	N/A	$(407,187)
Liabilities	15,781,163	15,299,618	N/A	(255,669)

Total	$1,958,034	$2,308,514	N/A	$(151,518)

Net change as % base net economic value				(6.6)%

Due to declines in market interest rates, the estimated economic value of assets at September 30, 2010 exceeded book value, despite no value being assigned by the equity at risk model to goodwill and other intangible assets, which totalled $552.5 million. At December 31, 2009, prior to the subsequent decline in market interest rates, the book value of assets exceeded the estimated economic value principally because the equity at risk model assigns no value to goodwill and other intangible assets which totalled $556.8 million.

Changes in net economic value are primarily driven by changing durations of assets and liabilities which are caused by changes in the level of interest rates, spreads and volatilities. Changes in rates, spreads, volatility and on and off-balance sheet composition have reduced equity at risk at September 30, 2010 versus December 31, 2009 in the +100 basis point scenarios as seen in the table above. The primary drivers of the reduction in equity at risk sensitivity are derivatives transactions, increases in fixed rate term funding and long term retail time deposits, and higher mortgage prepayment speeds. Due to the low level of interest rates, the -100 basis point scenario has been excluded.

These net income and economic values estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at September 30, 2010 represents a reasonable level of risk given the current interest rate outlook. Management is prepared to act in the event that interest rates do change rapidly.

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

At September 30, 2010 and December 31, 2009, FHLB advances and other extensions of credit totaled $0.7 billion and $0.5 billion, respectively. Webster Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $1.7 billion at September 30, 2010 and $1.9 billion at December 31, 2009. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $2.1 billion at September 30, 2010 or used to collateralize other borrowings such as repurchase agreements. At September 30, 2010 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $0.5 billion.

Webster’s primary sources of liquidity at the parent company level are dividends from the Bank, investment income and net proceeds from borrowings, investment sales and capital offerings. The main uses of liquidity are purchases of available for sale securities, the payment of dividends to common stockholders, repurchases of Webster’s common stock and the payment of principal and interest to holders of senior notes and capital securities. There are certain restrictions on the payment of dividends by the Bank to the Company. At September 30, 2010, there were no retained earnings available for the payment of dividends to the Company.

For the nine months ended September 30, 2010, a total of 50,469 shares of common stock were repurchased at an average cost of $17.52 per share.

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

For the three and nine months ended September 30, 2010, Webster did not engage in any off-balance sheet transactions that would have a material effect on its condensed consolidated financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, beginning on page 68 under the caption “Asset/Liability Management and Market Risk”.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 28, 2010, a jury verdict was rendered in favor of the developer and against Webster Bank for $5.3 million in compensatory damages and $9.9 million in punitive damages plus attorney fees, and in favor of the remaining unit purchasers (some having previously settled with Webster Bank) for $1.4 million in compensatory damages and $2.25 million in punitive damages plus attorney fees. On June 29, 2010, judgment was entered by the Court in favor of the developer, its principal and the building owner and against Webster Bank for the amounts stipulated by the jury. Judgment has yet to be entered by the Court with regard to the damages awarded to the remaining unit purchasers. On August 4, 2010, the Court’s Magistrate rendered a decision denying plaintiffs’ motions for prejudgment interest, and granting plaintiffs’ motions to set attorney fees by establishing $0.5 million as the fee amount. The Court has not yet entered judgment on that decision.

On July 13, 2010, Webster Bank filed a motion in the Court of Common Pleas seeking to set aside the jury verdicts and enter judgment in its favor notwithstanding the verdicts or, in the alternative, a new trial, on the claims as to which the Court had entered judgment up to that point. On October 20, 2010, Webster Bank filed a motion in the Court of Common Pleas seeking to set aside the jury verdicts in favor of the unit purchasers and enter judgment in its favor notwithstanding the verdicts or, in the alternative, a new trial on their claims and on its counterclaim. The Court has scheduled a hearing for November 18, 2010.

Absent a favorable ruling on the motions to set aside the jury verdicts, Webster Bank expects to file an appeal seeking to vacate the judgment and otherwise take whatever steps appropriate to resolve the litigation. As a result of the jury’s verdict in the case, Webster recorded a reserve for the full $19.0 million aggregate verdict in the second quarter of 2010 and an additional estimated amount for expenses.

Overdraft Fee Matters

Webster Bank is a defendant in two separate actions arising from its assessment and collection of overdraft fees on its checking account customers. The first complaint was filed in the Superior Court of Connecticut, Judicial District of Waterbury on April 29, 2010 (the “Connecticut Action”) and alleges that certain Webster Bank practices, including the posting of electronic debit card transactions, were inadequately disclosed to customers and were unfairly used by Webster for the purpose of generating revenue by maximizing the number of overdrafts a customer is assessed. The Connecticut Action initially sought the certification of a class of checking account holders residing in Connecticut and who have incurred at least one overdraft fee, injunctive relief, compensatory, punitive and treble damages and attorneys’ fees.

The second complaint was filed in the United States District Court for the Southern District of New York on May 21, 2010 (the “SDNY Action”) and alleges that Webster Bank engaged in certain unfair practices in the posting of electronic debit card transactions from highest to lowest dollar amount. The SDNY Action seeks the certification of a national class, consisting of all Webster Bank checking account holders and a subclass of Webster Bank’s Connecticut customers, each of whom has incurred at least one overdraft fee, declaratory relief, compensatory and punitive damages and attorney’s fees. Webster believes the claims set forth in both Actions are without merit.

On October 18, 2010, the SDNY Action was transferred by the United States Judicial Panel on Multidistrict Litigation to the United States District Court for the Southern District of Florida.

The allegations in the Connecticut Action were amended on September 8, 2010, to include a national class of Webster Bank checking account customers and to assert a new federal statutory claim. On September 9, 2010, Webster Bank removed the Connecticut Action to the United States District Court for the District of Connecticut.

On September 28, 2010, Webster Bank entered into an agreement to settle the Connecticut Action. While Webster Bank continues to believe its practices were both proper and lawful, Webster Bank agreed to pay $2.8 million fully and finally to resolve the Connecticut Action, and to avoid any further expense and distraction occasioned by the litigation. The settlement, which is subject to approval by the United States District Court for the District of Connecticut, would also fully and finally resolve the SDNY Action (which was transferred to Florida).

On October 15, 2010, the Connecticut Action was conditionally transferred by the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings centralized and currently pending in the United States District Court for the Southern District of Florida. On October 22, 2010, Webster Bank filed a notice of opposition to the conditional transfer and plans to file a timely motion to vacate the transfer order on or before November 5, 2010, in order to allow the Settlement Agreement to be considered for preliminary and final approval by the United States District Court for the District of Connecticut.

ITEM 1A.	RISK FACTORS

During the three months ended September 30, 2010 there were no material changes to the risk factors as previously disclosed in Webster’s Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Webster common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1 – 31, 2010	8,170	$18.79	—	2,111,200

August 1 – 31, 2010	3,726	17.84	—	2,111,200

September 1 – 30, 2010	5,373	17.33	—	2,111,200

Total	17,269	$18.13	—	2,111,200

(1)	The Company’s current stock repurchase program, which was announced on September 26, 2007, authorized the Company to purchase up to an additional 5% of Webster’s common stock outstanding at the time of authorization, or 2.7 million shares. The program will remain in effect until fully utilized or until modified, superseded or terminated. All 17,269 shares repurchased during the three months ended September 30, 2010 were repurchased outside of the repurchase program in the open market to fund equity compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Certificate of Amendment of Second Restated Certificate of Incorporation of Webster Financial Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2009 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.6	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series C (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.7	Certificate of Designations establishing the rights of the Company’s Non-Voting Perpetual Participating Preferred Stock, Series D (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.8	Bylaws, as amended effective July 27, 2009 (filed as Exhibit 3.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2010 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

101	The following materials from the Webster Financial Corporation, Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: November 3, 2010	By:	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer

Date: November 3, 2010	By:	/s/ Gerald P. Plush
Gerald P. Plush
Senior Executive Vice President -
Chief Financial Officer and Chief Risk Officer
(Principal Financial Officer)

Date: November 3, 2010	By:	/s/ Theresa M. Messina
Theresa M. Messina
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Certificate of Amendment of Second Restated Certificate of Incorporation of Webster Financial Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2009 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.6	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series C (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.7	Certificate of Designations establishing the rights of the Company’s Non-Voting Perpetual Participating Preferred Stock, Series D (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.8	Bylaws, as amended effective July 27, 2009 (filed as Exhibit 3.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2010 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

101	The following materials from the Webster Financial Corporation, Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.